Form 10-Q
period 2012-09-30
National Bank Holdings Corp
filed 2012-11-14
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-26335

NATIONAL BANK HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-0563799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5570 DTC Parkway, Greenwood Village, Colorado, 80111

(Address of principal executive offices) (Zip Code)

Registrant’s telephone, including area code: (720) 529-3336

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer.” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 52,327,910 shares of the Registrant’s common stock, $0.01 par value per share, outstanding as of November 14, 2012.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion and analysis contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “would,” “should,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties. Our actual results could differ materially from those expressed in or contemplated by such forward-looking statements as a result of a variety of factors, some of which are more fully described in Part II under the caption “Risk Factors.”

Any or all of our forward-looking statements in this quarterly report may turn out to be inaccurate. The inclusion of such forward-looking statements should not be regarded as a representation by us that we will achieve the results expressed in or contemplated by such forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, liquidity, results of operations, business strategy and growth prospects. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed in or contemplated by the forward looking statements, including, but not limited to:

•	ability to execute our business strategy;

•	changes in the regulatory environment, including changes in regulation that affect the fees that we charge;

•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;

•	our ability to identify potential candidates for, obtain regulatory approval, and consummate, acquisitions of banking franchises on attractive terms, or at all;

•

our ability to integrate acquisitions and to achieve synergies, operating efficiencies and/or other expected benefits within expected time-frames, or at all, or within expected cost projections, and to preserve the goodwill of acquired banking franchises;

•	our ability to achieve organic loan and deposit growth and the composition of such growth;

•	business and economic conditions generally and in the financial services industry;

•	increased competition in the financial services industry, nationally, regionally or locally, resulting in, among other things, lower risk-adjusted returns;

•	changes in the economy or supply-demand imbalances affecting local real estate values;

•	volatility and direction of market interest rates;

•	effects of any changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

•	the ability in certain states to amend the state constitution to impose restrictions on financial services by a simple majority of the people who actually vote;

•	governmental legislation and regulation, including changes in accounting regulation or standards;

•	failure of politicians to reach consensus on a bipartisan basis;

•	acts of war or terrorism, natural disasters such as tornadoes, flooding, hail storms and damaging winds, earthquakes, hurricanes or fires, or the effects of pandemic flu;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by users;

•	changes in the Company’s management personnel;

•	continued consolidation in the financial services industry;

•	ability to maintain or increase market share;

•	ability to implement and/or improve operational management and other internal risk controls and processes and our reporting system and procedures;

•	a weakening of the economy which could materially impact credit quality trends and the ability to generate quality loans;

•

the impact of current economic conditions and the Company’s performance, liquidity, financial condition and prospects and on its ability to obtain attractive third-party funding to meet its liquidity needs;

•	fluctuations in face value of investment securities due to market conditions;

•	changes in fiscal, monetary and related policies of the U.S. federal government, its agencies and government sponsored entities;

•	inability to receive dividends from our subsidiary bank and to service debt, pay dividends to our common stockholders and satisfy obligations as they become due;

•

costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;

•	changes in estimates of future loan reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in capital classification;

•	impact of reputational risk on such matters as business generation and retention; and

•	the Company’s success at managing the risks involved in the foregoing items.

All forward-looking statements are necessarily only estimates of future results. Accordingly, actual results may differ materially from those expressed in or contemplated by the particular forward-looking statement, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statement is qualified in its entirety by reference to the matters discussed elsewhere in this quarterly report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011

ASSETS
Cash and due from banks	$65,452	$93,862
Due from Federal Reserve Bank of Kansas City	496,893	1,421,734
Federal funds sold and interest bearing bank deposits	102,354	112,541

Cash and cash equivalents	664,699	1,628,137

Investment securities available-for-sale, (at fair value)	1,739,632	1,862,699
Investment securities held-to-maturity (fair value of $653,760 and $6,829 at September 30, 2012 and December 31, 2011, respectively)	643,661	6,801
Non-marketable securities	33,046	29,117

Loans receivable, net - covered	711,029	952,715
Loans receivable, net - non-covered	1,226,770	1,321,336

Total loans	1,937,799	2,274,051
Allowance for loan losses	(17,496)	(11,527)

Loans, net	1,920,303	2,262,524

Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, net	113,195	223,402
Other real estate owned	129,345	120,636
Premises and equipment, net	118,385	87,315
Goodwill	59,630	59,630
Intangible assets, net	28,901	32,923
Other assets	72,029	38,842

Total assets	$5,522,826	$6,352,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$648,808	$678,735
Interest bearing demand deposits	484,760	537,160
Savings and money market	1,202,938	1,062,562
Time deposits	1,945,218	2,784,596

Total deposits	4,281,724	5,063,053

Securities sold under agreements to repurchase	46,192	47,597
Due to FDIC	32,502	67,972
Other liabilities	66,573	84,675

Total liabilities	4,426,991	5,263,297

Stockholders’ equity:
Common Stock, par value $0.01 per share: 400,000,000 shares authorized and 52,191,239 and 52,157,697 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	522	522
Additional paid in capital	1,005,627	994,705
Retained earnings	42,934	46,480
Accumulated other comprehensive income, net of tax	46,752	47,022

Total stockholders’ equity	1,095,835	1,088,729

Total liabilities and stockholders’ equity	$5,522,826	$6,352,026

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest and dividend income:
Interest and fees on loans	$40,105	$33,928	$129,290	$89,473
Interest and dividends on investment securities	15,190	15,754	46,750	44,250
Dividends on non-marketable securities	377	276	1,142	780
Interest on interest-bearing bank deposits	370	609	1,595	1,717

Total interest and dividend income	56,042	50,567	178,777	136,220

Interest expense:
Interest on deposits	6,519	9,764	24,022	30,657
Interest on borrowings	27	50	88	91

Total interest expense	6,546	9,814	24,110	30,748

Net interest income before provision for loan losses	49,496	40,753	154,667	105,472
Provision for loan losses	5,263	3,760	25,325	16,446

Net interest income after provision for loan losses	44,233	36,993	129,342	89,026

Non-interest income:
FDIC loss sharing income	(1,329)	(6,226)	113	173
Service charges	4,466	4,717	13,170	12,180
Bank card fees	2,484	1,856	7,168	5,396
Bargain purchase gain	—	60,520	—	60,520
Gain on sales of mortgages, net	283	356	886	817
Gain on sale of securities, net	—	(813)	674	(621)
Gain on recoveries of previously charged-off acquired loans	837	3,423	2,627	3,470
Other non-interest income	1,322	233	3,744	2,224

Total non-interest income	8,063	64,066	28,382	84,159

Non-interest expense:
Salaries and employee benefits	27,182	22,098	72,226	52,115
Occupancy and equipment	5,570	4,392	14,845	9,652
Professional fees	2,669	3,101	8,612	7,372
Telecommunications and data processing	4,475	3,754	11,694	8,675
Marketing and business development	1,760	1,229	4,290	2,972
Other real estate owned expenses	3,468	1,013	12,152	5,466
Problem loan expenses	2,267	341	6,704	2,366
Intangible asset amortization	1,353	1,122	4,020	3,079
FDIC deposit insurance	1,152	893	3,664	3,333
ATM/debit card expenses	1,102	664	3,100	2,057
Initial public offering related expenses	7,566	600	7,974	600
Acquisition related costs	—	3,819	870	4,293
Other non-interest expense	1,393	3,633	8,080	7,827

Total non-interest expense	59,957	46,659	158,231	109,807

Income (loss) before income taxes	(7,661)	54,400	(507)	63,378
Income tax expense	230	20,648	3,039	23,868

Net income (loss)	$(7,891)	$33,752	$(3,546)	$39,510

Income (loss) per share - basic	$(0.15)	$0.65	$(0.07)	$0.76
Income (loss) per share - diluted	$(0.15)	$0.65	$(0.07)	$0.76

Weighted average number of common shares outstanding:
Basic	52,191,239	51,936,280	52,186,465	51,936,280
Diluted	52,191,239	52,242,834	52,186,465	52,239,061

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net Income (loss)	$(7,891)	$33,752	$(3,546)	$39,510
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax of $1,498 and $21,538 for the three months ended September 30, 2012 and 2011, respectively, and net of tax of $2,624 and $29,992 for the nine months ended September 30, 2012 and 2011, respectively	2,357	34,920	4,074	46,413

Reclassification adjustment for net securities (gains) losses included in net income, net of tax expense of $0 and $60 for the three months ended September 30, 2012 and 2011, respectively, and net of tax (benefit) expense of ($263) and $217 for the nine months ended September 30, 2012 and 2011, respectively	—	528	(411)	404
Reclassification adjustment for net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity	—	—	(23,711)	—

	2,357	35,448	(20,048)	46,817
Net unrealized holding gains on securities transferred between available-for-sale to held-to-maturity:
Net unrealized holding gains on securities transferred, net of tax of $15,159	—	—	23,711	—
Less: amortization of net unrealized holding gains to income, net of tax of $1,302 and $0 for the three months ended September 30, 2012 and 2011, respectively, and net of tax of $2,515 and $0 for the nine months ended September 30, 2012 and 2011, respectively	(2,036)	—	(3,933)	—

	(2,036)	—	19,778	—

Other comprehensive income (loss)	321	35,448	(270)	46,817

Comprehensive income (loss)	$(7,570)	$69,200	$(3,816)	$86,327

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings (loss)	Accumulated other comprehensive income, net	Total
Balance, December 31, 2010	$520	$982,637	$4,517	$6,085	$993,759

Stock based compensation	—	14,472	—	—	14,472
Net income	—	—	39,510	—	39,510
Other comprehensive income	—	—	—	46,817	46,817

Balance, September 30, 2011	$520	$997,109	$44,027	$52,902	$1,094,558

Balance, December 31, 2011	$522	$994,705	$46,480	$47,022	$1,088,729

Stock based compensation	—	10,922	—	—	10,922
Net loss	—	—	(3,546)	—	(3,546)
Other comprehensive loss	—	—	—	(270)	(270)

Balance, September 30, 2012	$522	$1,005,627	$42,934	$46,752	$1,095,835

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended September 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(3,546)	$39,510
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	25,325	16,446
Depreciation and amortization	8,946	4,643
(Gain) loss on sale of securities, net	(674)	621
Deferred income tax expense and benefit	(10,575)	18,108
Discount accretion, net of premium amortization	13,110	623
Loan accretion	(93,497)	(63,618)
Amortization of indemnification asset	9,165	2,237
Bargain purchase gain	—	(60,520)
Gain on the sale of other real estate owned, net	(6,792)	(1,030)
Impairment on other real estate owned	8,638	2,848
Stock-based compensation	10,922	14,472
(Decrease) increase in due to FDIC, net	(35,470)	1,016
(Increase) decrease in other assets	(378)	522
Decrease in other liabilities	(31,416)	(9,165)

Net cash used in operating activities	(106,242)	(33,287)

Cash flows from investing activities:
Purchase of FHLB of Des Moines stock	(4,018)	(3,467)
Sale of FHLB stock	89	1,000
Sales of investment securities available-for-sale	20,794	238,215
Maturities of investment securities available-for-sale	465,727	122,857
Purchase and settlement of investment securities	(1,005,827)	(1,463,779)
Net decrease in loans	359,759	352,747
Purchase of premises and equipment	(35,994)	(17,650)
Proceeds from sales of other real estate owned	57,186	31,427
Decrease in FDIC indemnification asset	67,822	86,822
Net cash provided from acquisitions	—	399,321

Net cash used in investing activities	(74,462)	(252,507)

Cash flows from financing activities:
Net decrease in deposits	(781,329)	(112,553)
(Decrease) increase in repurchase agreements	(1,405)	14,432
Repayment of FHLB advances	—	(117,148)

Net cash used in financing activities	(782,734)	(215,269)

Decrease in cash and cash equivalents	(963,438)	(501,063)
Cash and cash equivalents at beginning of the period	1,628,137	1,907,730

Cash and cash equivalents at end of period	$664,699	$1,406,667

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$30,428	$34,099
Cash paid during the year for taxes	$29,228	$16,508

Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$67,741	$39,736
FDIC indemnificaiton asset claims transferred to other assets	$33,220	$10,319
Available-for-sale investment securities transferred to investment securities held-to-maturity	$754,063	$—

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2012

Note 1 Basis of Presentation

National Bank Holdings Corporation, formerly known as NBH Holdings Corp., (the “Company”) is a bank holding company that was incorporated in the State of Delaware in June 2009 with the intent to acquire and operate community banking franchises and other complementary businesses in targeted markets. The accompanying unaudited consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, NBH Bank, N.A. NBH Bank, N.A. is the resulting entity from the Company’s acquisitions to date. The results of operations of each acquisition is included from the respective dates of the acquisition (October 22, 2010 for Hillcrest Bank, N.A., December 10, 2010 for Bank Midwest, N.A., July 22, 2011 for Bank of Choice, and October 21, 2011 for Community Banks of Colorado, collectively referred to herein as the “Banks”), and as such, the operating results for the three or nine months ended September 30, 2011 do not reflect any operations for Community Banks of Colorado and only include a partial quarter of operations of Bank of Choice for the three months ended September 30, 2011.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. The unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ending December 31, 2011. Certain reclassifications of prior years’ amounts are made whenever necessary to conform to current period presentation. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company’s significant accounting policies followed in the preparation of the consolidated financial statements are disclosed in Note 2 of the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011. GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from covered assets, the valuation of the FDIC indemnification asset and clawback liability, the valuation of other real estate owned, the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the deferred tax assets, the evaluation of investment securities for other-than-temporary impairment (“OTTI”), the fair values of financial instruments, the allowance for loan losses (“ALL”), and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

Pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company qualifies as an emerging growth company and can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board or the SEC. The Company has elected to opt out of such extended transition period, which election is irrevocable.

The Company is still evaluating the JOBS Act and may take advantage of some or all of the reduced regulatory and reporting requirements that will be available so long as the Company qualifies as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Note 2 Investment Securities

During the nine months ended September 30, 2012, the Company re-evaluated the securities classified as available-for-sale and identified securities that the Company intends to hold until maturity. As a result, during the first quarter of 2012, the Company transferred residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises with a collective fair value of $754.1 million from an available-for-sale classification to the held-to-maturity classification. The $754.1 million of securities transferred to held-to-maturity included $38.9 million of unrealized gains, net. As a result of the change in intent, the transferred securities were transferred to held-to-maturity at their fair value on the date of the transfer. The unrealized net gain continues to reside in “Accumulated other comprehensive income, net of tax” in the Company’s unaudited consolidated statement of financial condition and will be accreted into interest income over the remaining life of the securities. This accretion is simultaneously offset by the amortization of the discount that was recorded to the investment securities balance at the time of the transfer, which represents the fair value adjustment, resulting in no impact to earnings.

Available-for-sale

Available-for-sale investment securities are summarized as follows as of the dates indicated (in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$300	$—	$—	$300
Asset backed securities	92,689	178	—	92,867
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	717,238	23,382	(1)	740,619
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	885,165	20,505	(243)	905,427
Other securities	419	—	—	419

Total	$1,695,811	$44,065	$(244)	$1,739,632

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$3,300	$—	$—	$3,300
U.S. Government sponsored agency obligations	3,009	1	—	3,010
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,139,058	52,480	(1)	1,191,537
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	620,122	23,503	—	643,625
Other MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	20,123	685	—	20,808
Other securities	419	—	—	419

Total	$1,786,031	$76,669	$(1)	$1,862,699

At September 30, 2012 and December 31, 2011, mortgage-backed securities represented 94.6% and 99.6%, respectively, of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$26	$(1)	$—	$—	$26	$(1)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	161,432	(243)	—	—	161,432	(243)

Total	$161,458	$(244)	$—	$—	$161,458	$(244)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$20	$(1)	$—	$—	$20	$(1)

Total	$20	$(1)	$—	$—	$20	$(1)

Management evaluated all of the securities in an unrealized loss position and concluded that no other-than-temporary-impairment existed at September 30, 2012 or December 31, 2011. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The Company pledges certain securities as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $76.5 million at September 30, 2012 and $198.6 million December 31, 2011. The decrease of pledged available-for-sale investment securities was primarily attributable to the transfer of a significant amount of pledged securities from available-for-sale to held-to-maturity. Investment securities may also be pledged as collateral should the Company utilize its line of credit at the FHLB of Des Moines; however, no investment securities were pledged for this purpose at September 30, 2012 or December 31, 2011.

The table below summarizes the contractual maturities of our available-for-sale investment portfolio as of September 30, 2012 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$300	$300
Due after one year through five years	92,694	92,872
Due after five years through ten years	275,890	280,611
Due after ten years	1,326,508	1,365,430
Other securities	419	419

Total investment securities available-for-sale	$1,695,811	$1,739,632

Actual maturities of mortgage-backed securities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.4 years as of September 30, 2012 and December 31, 2011. This estimate is based on assumptions and actual results may differ.

The Company’s U.S. Treasury securities have contractual maturities of less than one year. Other securities of $0.4 million have no stated contractual maturity date.

Held-to-maturity

At September 30, 2012 and December 31, 2011 the Company held $643.7 million and $6.8 million of held-to-maturity investment securities, respectively. The increase was attributable to the transfer of securities with a fair value of $754.1 million from an available-for-sale classification to the held-to-maturity classification during the first quarter of 2012. Held-to-maturity investment securities are summarized as follows as of the dates indicated (in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$643,661	$10,099	$—	$653,760

Total investment securities held-to-maturity	$643,661	$10,099	$—	$653,760

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$6,801	$28	$—	$6,829

Total investment securities held-to-maturity	$6,801	$28	$—	$6,829

The table below summarizes the contractual maturities of our held-to-maturity investment portfolio at September 30, 2012 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	643,661	653,760
Other securities	—	—

Total investment securities held-to-maturity	$643,661	$653,760

The carrying value of held-to-maturity investment securities pledged as collateral totaled $135.6 million at September 30, 2012. At December 31, 2011, none of the $6.8 million of held-to-maturity investment securities were pledged as collateral. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of September 30, 2012 was 3.9 years and 6.4 years as of December 31, 2011. This estimate is based on assumptions and actual results may differ.

Note 3 Non-marketable Securities

Non-marketable securities include Federal Reserve Bank stock and FHLB stock. At September 30, 2012, the Company held $25.0 million of Federal Reserve Bank stock, $7.5 million of FHLB Des Moines stock, and $0.5 million of FHLB San Francisco stock, for regulatory or debt facility purposes. At December 31, 2011 the Company held $25.0 million of Federal Reserve Bank stock, $3.5 million of FHLB Des Moines stock, and $0.6 million of FHLB San Francisco stock.

This stock is restricted and is carried at cost, less any other than temporary impairment. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost.

Note 4 Loans

The loan portfolio is comprised of loans that were acquired in connection with the Company’s acquisitions of Bank of Choice and Community Banks of Colorado in 2011, Hillcrest Bank and Bank Midwest in 2010, and new loans originated by the Company. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transactions are covered by loss sharing agreements with the FDIC, and covered loans are presented separately from non-covered loans due to the FDIC loss sharing agreements associated with these loans.

Covered loans comprised 36.7% of the total loan portfolio at September 30, 2012, compared to 41.9% of the total loan portfolio at December 31, 2011. The table below shows the loan portfolio composition and the amounts of loans that are accounted for in accordance with ASC Topic 310-30 (in thousands):

	September 30, 2012
	Covered Loans			Non-Covered Loans
	ASC 310-30	Non ASC 310-30	Total Covered Loans	ASC 310-30	Non ASC 310-30	Total Non- Covered Loans	Total Loans	% of Total
Commercial	$83,469	$57,416	$140,885	$14,195	$111,147	$125,342	$266,227	13.8%
Commercial real estate	477,427	11,081	488,508	187,344	236,772	424,116	912,624	47.1%
Agriculture	44,738	14,939	59,677	11,206	90,373	101,579	161,256	8.3%
Residential real estate	19,584	2,371	21,955	106,710	412,322	519,032	540,987	27.9%
Consumer	4	—	4	26,359	30,342	56,701	56,705	2.9%

Total	$625,222	$85,807	$711,029	$345,814	$880,956	$1,226,770	$1,937,799	100%

	December 31, 2011
	Covered Loans			Non-Covered Loans
	ASC 310-30	Non ASC 310-30	Total Covered Loans	ASC 310-30	Non ASC 310-30	Total Non- Covered Loans	Total Loans	% of Total
Commercial	$123,108	$79,044	$202,152	$31,482	$139,297	$170,779	$372,931	16.4%
Commercial real estate	626,089	15,939	642,028	243,297	267,153	510,450	1,152,478	50.6%
Agriculture	56,839	28,535	85,374	13,989	52,040	66,029	151,403	6.7%
Residential real estate	21,043	2,111	23,154	147,239	352,492	499,731	522,885	23.0%
Consumer	7	—	7	44,616	29,731	74,347	74,354	3.3%

Total	$827,086	$125,629	$952,715	$480,623	$840,713	$1,321,336	$2,274,051	100%

Covered Loans

The following tables summarize the carrying value of all covered loans by segment as of September 30, 2012 and December 31, 2011, net of deferred discounts on loans excluded from ASC Topic 310-30, fees and costs of $4.3 million and $13.1 million, respectively (in thousands):

	September 30, 2012
	ASC 310-30	Non ASC 310-30	Total covered loans
Commercial
Commercial and industrial	$83,469	$53,693	$137,162
Leases	—	3,723	3,723

Total commercial	83,469	57,416	140,885
Commercial real estate
Commercial construction	76,999	14	77,013
Commercial real estate	161,647	6,025	167,672
Land and development	192,529	3,478	196,007
Multifamily	46,252	1,564	47,816

Total commercial real estate	477,427	11,081	488,508
Agriculture	44,738	14,939	59,677
Residential real estate	19,584	2,371	21,955
Consumer	4	—	4

Total covered loans	$625,222	$85,807	$711,029

	December 31, 2011
	ASC 310-30	Non ASC 310-30	Total covered loans
Commercial
Commercial and industrial	$123,108	$73,183	$196,291
Leases	—	5,861	5,861

Total commercial	123,108	79,044	202,152
Commercial real estate
Commercial construction	112,331	20	112,351
Commercial real estate	219,176	4,141	223,317
Land and development	246,520	10,226	256,746
Multifamily	48,062	1,552	49,614

Total commercial real estate	626,089	15,939	642,028
Agriculture	56,839	28,535	85,374
Residential real estate	21,043	2,111	23,154
Consumer	7	—	7

Total covered loans	$827,086	$125,629	$952,715

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC Topic 310-30 were not classified as non-performing assets at the respective acquisition dates, at September 30, 2012 or at December 31, 2011 as the carrying value of the respective loans or pools of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows, was recognized on all acquired loans accounted for under ASC Topic 310-30.

Pooled loans accounted for under ASC Topic 310-30 that are 90 days or more past due and still accreting are considered to be performing and are included in loans 90 days or more past due and still accruing. At September 30, 2012 and December 31, 2011, $5.4 million and $13.1 million, respectively, of covered loans accounted for outside the scope of ASC Topic 310-30 were on non-accrual. Loan delinquency for covered loans is shown in the following tables at September 30, 2012 and December 31, 2011, respectively, (in thousands):

	Covered Loans September 30, 2012
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual

Loans excluded from ASC 310-30
Commercial
Wholesale	$—	$—	$894	$894	$2,291	$3,185	$—	$894
Manufacturing	—	—	10	10	245	255	—	10
Transportation/warehousing	—	—	—	—	279	279	—	—
Finance and insurance	—	—	—	—	3,449	3,449	—	—
Oil & gas	—	—	—	—	—	—	—	—
Lease	221	27	—	248	3,475	3,723	—	135
All other commercial and industrial	6,247	17	1,373	7,637	38,888	46,525	—	2,607

Total commercial	6,468	44	2,277	8,789	48,627	57,416	—	3,646

Commercial real estate
1-4 family construction	—	—	—	—	—	—	—	—
1-4 family acquisition/development	—	—	—	—	3,478	3,478	—	—
Commercial construction	—	—	—	—	14	14	—	—
Commercial acquisition/development	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	1,564	1,564	—	—
Owner-occupied	—	—	1,074	1,074	3,379	4,453	—	1,252
Non owner-occupied	—	—	—	—	1,572	1,572	—	—

Total commercial real estate	—	—	1,074	1,074	10,007	11,081	—	1,252

Agriculture	—	7	12	19	14,920	14,939	—	61

Residential real estate
Sr lien 1-4 family closed end	—	—	—	—	2,046	2,046	—	420
Jr lien 1-4 family closed end	—	—	—	—	—	—	—	—
Sr lien 1-4 family open end	—	—	—	—	61	61	—	—
Jr lien 1-4 family open end	44	—	—	44	220	264	—	—

Total residential real estate	44	—	—	44	2,327	2,371	—	420

Total loans excluded from ASC Topic 310-30	6,512	51	3,363	9,926	75,881	85,807	—	5,379

Loans accounted for under ASC 310-30
Commercial	11,586	1,035	4,068	16,689	66,780	83,469	4,068	—
Commercial real estate	16,269	6,459	80,528	103,256	374,171	477,427	80,528	—
Agriculture	—	73	4,784	4,857	39,881	44,738	4,784	—
Residential real estate	1	—	3,226	3,227	16,357	19,584	3,226	—
Consumer	—	—	—	—	4	4	—	—

Total accounted for under ASC 310-30 loans	27,856	7,567	92,606	128,029	497,193	625,222	92,606	—

Total covered loans	$34,368	$7,618	$95,969	$137,955	$573,074	$711,029	$92,606	$5,379

	Covered Loans December 31, 2011
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual

Loans excluded from ASC 310-30
Commercial
Wholesale	$319	$—	$1,069	$1,388	$4,043	$5,431	$—	$1,069
Manufacturing	50	—	—	50	270	320	—	—
Transportation/warehousing	—	—	—	—	500	500	—	—
Finance and insurance	—	—	167	167	2,730	2,897	—	167
Oil & gas	—	—	—	—	241	241	—	—
Lease	1,940	108	100	2,148	3,713	5,861	60	40
All other commercial and industrial	674	2,760	2,990	6,424	57,370	63,794	118	3,338

Total commercial	2,983	2,868	4,326	10,177	68,867	79,044	178	4,614

Commercial real estate
1-4 family construction	—	—	—	—	—	—	—	—
1-4 family acquisition/development	—	—	7,009	7,009	3,217	10,226	—	7,009
Commercial construction	—	—	—	—	20	20	—	—
Commercial acquisition/development	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	1,552	1,552	—	—
Owner-occupied	789	149	1,099	2,037	496	2,533	149	1,038
Non owner-occupied	—	—	—	—	1,608	1,608	—	—

Total commercial real estate	789	149	8,108	9,046	6,893	15,939	149	8,047

Agriculture	133	—	—	133	28,402	28,535	—	—

Residential real estate
Sr lien 1-4 family closed end	—	—	—	—	1,762	1,762	—	460
Jr lien 1-4 family closed end	—	—	—	—	—	—	—	—
Sr lien 1-4 family open end	—	—	—	—	87	87	—	—
Jr lien 1-4 family open end	—	—	—	—	262	262	—	—

Total residential real estate	—	—	—	—	2,111	2,111	—	460

Total loans excluded from ASC Topic 310-30	3,905	3,017	12,434	19,356	106,273	125,629	327	13,121

Loans accounted for under ASC 310-30
Commercial	9,027	1,763	10,183	20,973	102,135	123,108	10,183	—
Commercial real estate	13,114	19,320	98,746	131,180	494,909	626,089	98,746	—
Agriculture	157	4,967	439	5,563	51,276	56,839	439	—
Residential real estate	—	—	287	287	20,756	21,043	287	—
Consumer	—	—	—	—	7	7	—	—

Total accounted for under ASC 310-30 loans	22,298	26,050	109,655	158,003	669,083	827,086	109,655	—

Total covered loans	$26,203	$29,067	$122,089	$177,359	$775,356	$952,715	$109,982	$13,121

Credit exposure for all covered loans as determined by the Company’s internal risk rating system was as follows as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	Covered Loans September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial
Wholesale	$150	$—	$3,035	$—	$3,185
Manufacturing	176	69	10	—	255
Transportation/warehousing	147	132	—	—	279
Finance and insurance	456	—	2,993	—	3,449
Oil & gas	—	—	—	—	—
Lease	3,588	—	135	—	3,723
All other commercial and industrial	12,034	9,110	23,927	1,454	46,525

Total commercial	16,551	9,311	30,100	1,454	57,416

Commercial real estate
1-4 family construction	—	—	—	—	—
1-4 family acquisition/development	—	—	3,478	—	3,478
Commercial construction	14	—	—	—	14
Commercial acquisition/development	—	—	—	—	—
Multifamily	1,564	—	—	—	1,564
Owner-occupied	2,455	709	1,289	—	4,453
Non owner-occupied	421	199	952	—	1,572

Total commercial real estate	4,454	908	5,719	—	11,081

Agriculture	13,940	384	615	—	14,939

Residential real estate					—
Sr lien 1-4 family closed end	510	—	1,115	421	2,046
Jr lien 1-4 family closed end	—	—	—	—	—
Sr lien 1-4 family open end	61	—	—	—	61
Jr lien 1-4 family open end	264	—	—	—	264

Total residential real estate	835	—	1,115	421	2,371

Consumer
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Credit card	—	—	—	—	—
Overdrafts	—	—	—	—	—

Total consumer	—	—	—	—	—
					—

Total covered loans excluded from ASC 310-30	35,780	10,603	37,549	1,875	85,807

Loans accounted for under ASC 310-30
Commercial	28,595	1,748	46,256	6,870	83,469
Commercial real estate	107,494	79,562	278,366	12,005	477,427
Agriculture	33,825	1,588	9,325	—	44,738
Residential real estate	10,191	—	9,393	—	19,584
Consumer	4	—	—	—	4

Total covered loans accounted for under ASC 310-30	180,109	82,898	343,340	18,875	625,222

Total covered loans	$215,889	$93,501	$380,889	$20,750	$711,029

	Covered Loans December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial
Wholesale	$286	$—	$5,145	$—	$5,431
Manufacturing	270	50	—	—	320
Transportation/warehousing	323	177	—	—	500
Finance and insurance	869	—	2,028	—	2,897
Oil & gas	112	—	129	—	241
Lease	5,821	—	40	—	5,861
All other commercial and industrial	18,571	13,160	29,213	2,850	63,794

Total commercial	26,252	13,387	36,555	2,850	79,044

Commercial real estate
1-4 family construction	—	—	—	—	—
1-4 family acquisition/development	262	—	4,497	5,467	10,226
Commercial construction	20	—	—	—	20
Commercial acquisition/development	—	—	—	—	—
Multifamily	1,552	—	—	—	1,552
Owner-occupied	740	755	1,038	—	2,533
Non owner-occupied	728	76	804	—	1,608

Total commercial real estate	3,302	831	6,339	5,467	15,939

Agriculture	25,393	977	2,165	—	28,535

Residential real estate
Sr lien 1-4 family closed end	162	—	1,600	—	1,762
Jr lien 1-4 family closed end	—	—	—	—	—
Sr lien 1-4 family open end	87	—	—	—	87
Jr lien 1-4 family open end	252	10	—	—	262

Total residential real estate	501	10	1,600	—	2,111

Consumer
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Credit card	—	—	—	—	—
Overdrafts	—	—	—	—	—

Total consumer	—	—	—	—	—
					—

Total covered loans excluded from ASC 310-30	55,448	15,205	46,659	8,317	125,629

Loans accounted for under ASC 310-30
Commercial	37,886	11,491	62,859	10,872	123,108
Commercial real estate	133,513	145,387	276,052	71,137	626,089
Agriculture	43,891	3,090	9,858	—	56,839
Residential real estate	12,116	63	8,864	—	21,043
Consumer	7	—	—	—	7

Total covered loans accounted for under ASC 310-30	227,413	160,031	357,633	82,009	827,086

Total covered loans	$282,861	$175,236	$404,292	$90,326	$952,715

Non-covered loans

The following tables summarize the carrying value of all non-covered loans by segment net of deferred discounts on loans excluded from ASC Topic 310-30, fees and costs of $18.8 and $28.4 million, as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012
	ASC 310-30	Non ASC 310-30	Total non - covered loans
Commercial
Commercial and industrial	$14,195	$109,189	$123,384
Leases	—	1,958	1,958

Total commercial	14,195	111,147	125,342
Commercial real estate
Commercial construction	42,790	1,952	44,742
Commercial real estate	144,506	211,687	356,193
Land and development	48	8,854	8,902
Multifamily	—	14,279	14,279

Total commercial real estate	187,344	236,772	424,116
Agriculture	11,206	90,373	101,579
Residential real estate	106,710	412,322	519,032
Consumer	26,359	30,342	56,701

Total non-covered loans	$345,814	$880,956	$1,226,770

	December 31, 2011
	ASC 310-30	Non ASC 310-30	Total non - covered loans
Commercial
Commercial and industrial	$31,482	$136,765	$168,247
Leases	—	2,532	2,532

Total commercial	31,482	139,297	170,779
Commercial real estate
Commercial construction	62,749	—	62,749
Commercial real estate	180,548	216,464	397,012
Land and development	—	31,568	31,568
Multifamily	—	19,121	19,121

Total commercial real estate	243,297	267,153	510,450
Agriculture	13,989	52,040	66,029
Residential real estate	147,239	352,492	499,731
Consumer	44,616	29,731	74,347

Total non-covered loans	$480,623	$840,713	$1,321,336

The following tables reflect the carrying value and loan delinquency of non-covered loans at September 30, 2012 and December 31, 2011 (in thousands). Pooled loans accounted for under ASC Topic 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are considered to be performing.

	Non-Covered Loans September 30, 2012
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual

Loans excluded from ASC 310-30
Commercial
Wholesale	$—	$—	$—	$—	$15,503	$15,503	$—	$613
Manufacturing	—	—	33	33	14,643	14,676	—	33
Transportation/warehousing	—	—	—	—	13,948	13,948	—	—
Finance and insurance	5	155	—	160	17,274	17,434	—	—
Oil & gas	—	—	—	—	9,835	9,835	—	—
Lease	—	401	—	401	1,557	1,958	—	—
All other commercial and industrial	21	—	195	216	37,577	37,793	—	347

Total commercial	26	556	228	810	110,337	111,147	—	993

Commercial real estate
1-4 family construction	—	—	—	—	692	692	—	—
1-4 family acquisition/development	48	1,525	172	1,745	3,436	5,181	—	234
Commercial construction	—	—	—	—	1,952	1,952	—	—
Commercial acquisition/development	—	—	—	—	2,981	2,981	—	—
Multifamily	—	—	191	191	14,088	14,279	—	191
Owner-occupied	3,083	—	122	3,205	49,547	52,752	—	1,000
Non owner-occupied	—	—	7,241	7,241	151,694	158,935	—	10,205

Total commercial real estate	3,131	1,525	7,726	12,382	224,390	236,772	—	11,630

Agriculture	11	—	—	11	90,362	90,373	—	116

Residential real estate
Sr lien 1-4 family closed end	1,042	441	870	2,353	301,241	303,594	—	2,711
Jr lien 1-4 family closed end	37	27	106	170	6,612	6,782	—	378
Sr lien 1-4 family open end	708	—	421	1,129	56,431	57,560	32	527
Jr lien 1-4 family open end	312	137	92	541	43,845	44,386	—	214

Total residential real estate	2,099	605	1,489	4,193	408,129	412,322	32	3,830

Consumer
Secured	138	—	28	166	22,423	22,589	—	28
Unsecured	4	12	—	16	2,180	2,196	—	—
Credit card	68	9	18	95	3,731	3,826	18	—
Overdrafts	—	—	—	—	1,731	1,731	—	—

Total consumer	210	21	46	277	30,065	30,342	18	28

Total non-covered loans excluded from ASC 310-30	5,477	2,707	9,489	17,673	863,283	880,956	50	16,597

Loans accounted for under ASC 310-30
Commercial	158	2,393	1,607	4,158	10,037	14,195	1,607	—
Commercial real estate	1,176	1,217	34,210	36,603	150,741	187,344	34,210	—
Agriculture	—	50	198	248	10,958	11,206	198	—
Residential real estate	4,799	843	14,707	20,349	86,361	106,710	14,707	—
Consumer	1,573	141	625	2,339	24,020	26,359	625	—

Total non-covered loans accounted for under ASC 310-30	7,706	4,644	51,347	63,697	282,117	345,814	51,347	—

Total non-covered loans	$13,183	$7,351	$60,836	$81,370	$1,145,400	$1,226,770	$51,397	$16,597

	Non-Covered Loans December 31, 2011
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual

Loans excluded from ASC 310-30
Commercial
Wholesale	$681	$—	$—	$681	$24,660	$25,341	$—	—
Manufacturing	—	33	—	33	7,162	7,195	—	46
Transportation/warehousing	—	—	—	—	11,501	11,501	—	—
Finance and insurance	238	—	—	238	15,888	16,126	—	512
Oil & gas	—	—	—	—	20,510	20,510	—	—
Lease	—	—	—	—	2,532	2,532	—	—
All other commercial and industrial	3,552	434	10	3,996	52,096	56,092	—	202

Total commercial	4,471	467	10	4,948	134,349	139,297	—	760

Commercial real estate
1-4 family construction	—	—	—	—	2,757	2,757	—	—
1-4 family acquisition/development	—	—	37	37	13,302	13,339	—	92
Commercial construction	—	—	—	—	—	—	—	—
Commercial acquisition/development	—	2,246	4,862	7,108	8,364	15,472	—	4,862
Multifamily	—	195	—	195	18,926	19,121	—	195
Owner-occupied	2,948	—	—	2,948	42,940	45,888	—	758
Non owner-occupied	2,418	1,234	—	3,652	166,924	170,576	—	16,053

Total commercial real estate	5,366	3,675	4,899	13,940	253,213	267,153	—	21,960

Agriculture	234	31	29	294	51,746	52,040	—	29

Residential real estate
Sr lien 1-4 family closed end	791	79	668	1,538	238,035	239,573	—	1,571
Jr lien 1-4 family closed end	1,364	—	5	1,369	3,650	5,019	—	5
Sr lien 1-4 family open end	377	258	339	974	59,640	60,614	290	50
Jr lien 1-4 family open end	193	63	200	456	46,830	47,286	—	273

Total residential real estate	2,725	400	1,212	4,337	348,155	352,492	290	1,899

Consumer
Secured	389	4	—	393	17,935	18,328	—	—
Unsecured	12	1	—	13	2,701	2,714	—	1
Credit card	36	21	35	92	6,967	7,059	35	—
Overdrafts	—	—	—	—	1,630	1,630	—	—

Total consumer	437	26	35	498	29,233	29,731	35	1

Total non-covered loans excluded from ASC 310-30	13,233	4,599	6,185	24,017	816,696	840,713	325	24,649

Loans accounted for under ASC 310-30
Commercial	1,176	60	1,334	2,570	28,912	31,482	1,334	—
Commercial real estate	4,486	630	38,269	43,385	199,912	243,297	38,269	—
Agriculture	419	—	772	1,191	12,798	13,989	772	—
Residential real estate	4,109	3,727	23,863	31,699	115,540	147,239	23,862	—
Consumer	432	249	478	1,159	43,457	44,616	478	—

Total non-covered accounted for under ASC 310-30 loans	10,622	4,666	64,716	80,004	400,619	480,623	64,715	—

Total non-covered loans	$23,855	$9,265	$70,901	$104,021	$1,217,315	$1,321,336	$65,040	$24,649

Credit exposure for all non-covered loans as determined by the Company’s internal risk rating system was as follows as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	Non-Covered Loans September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial
Wholesale	$14,729	$26	$748	$—	$15,503
Manufacturing	12,238	2,405	33	—	14,676
Transportation/warehousing	13,948	—	—	—	13,948
Finance and insurance	17,381	—	53	—	17,434
Oil & gas	9,820	15	—	—	9,835
Lease	520	200	1,238	—	1,958
All other commercial and industrial	27,112	690	9,992	(1)	37,793

Total commercial	95,748	3,336	12,064	(1)	111,147

Commercial real estate
1-4 family construction	692	—	—	—	692
1-4 family acquisition/development	4,947	—	234	—	5,181
Commercial construction	1,952	—	—	—	1,952
Commercial acquisition/development	2,410	—	571	—	2,981
Multifamily	9,242	3,867	1,170	—	14,279
Owner-occupied	43,161	927	8,664	—	52,752
Non owner-occupied	99,277	43,771	15,370	517	158,935

Total commercial real estate	161,681	48,565	26,009	517	236,772

Agriculture	87,335	1,640	1,398	—	90,373

Residential real estate					—
Sr lien 1-4 family closed end	297,999	970	4,625	—	303,594
Jr lien 1-4 family closed end	5,694	323	762	3	6,782
Sr lien 1-4 family open end	53,658	1,563	2,341	(2)	57,560
Jr lien 1-4 family open end	42,499	505	1,383	(1)	44,386

Total residential real estate	399,850	3,361	9,111	—	412,322

Consumer
Secured	22,554	—	35	—	22,589
Unsecured	2,196	—	—	—	2,196
Credit card	3,826	—	—	—	3,826
Overdrafts	1,731	—	—	—	1,731

Total consumer	30,307	—	35	—	30,342

Total non-covered loans excluded from ASC 310-30	774,921	56,902	48,617	516	880,956

Loans accounted for under ASC 310-30
Commercial	5,414	1,434	7,347	—	14,195
Commercial real estate	67,461	14,920	101,732	3,231	187,344
Agriculture	2,861	2,526	5,819	—	11,206
Residential real estate	56,263	6,519	43,869	59	106,710
Consumer	23,461	1,986	912	—	26,359

Total non-covered loans accounted for under ASC 310-30	155,460	27,385	159,679	3,290	345,814

Total non-covered loans	$930,381	$84,287	$208,296	$3,806	$1,226,770

	Non-Covered Loans December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial
Wholesale	$24,038	$—	$622	$681	$25,341
Manufacturing	7,116	—	79	—	7,195
Transportation/warehousing	11,234	—	267	—	11,501
Finance and insurance	13,853	4	2,269	—	16,126
Oil & gas	20,510	—	—	—	20,510
Lease	1,519	—	1,013	—	2,532
All other commercial and industrial	36,330	7,360	12,402	—	56,092

Total commercial	114,600	7,364	16,652	681	139,297

Commercial real estate
1-4 family construction	2,757	—	—	—	2,757
1-4 family acquisition/development	7,952	389	4,998	—	13,339
Commercial construction	—	—	—	—	—
Commercial acquisition/development	2,447	7,555	5,470	—	15,472
Multifamily	16,884	1,046	1,191	—	19,121
Owner-occupied	34,611	3,438	7,839	—	45,888
Non owner-occupied	105,744	36,891	27,941	—	170,576

Total commercial real estate	170,395	49,319	47,439	—	267,153

Agriculture	48,116	2,421	1,503	—	52,040

Residential real estate					—
Sr lien 1-4 family closed end	234,983	1,477	3,113	—	239,573
Jr lien 1-4 family closed end	4,840	127	52	—	5,019
Sr lien 1-4 family open end	57,853	2,153	608	—	60,614
Jr lien 1-4 family open end	45,000	637	1,649	—	47,286

Total residential real estate	342,676	4,394	5,422	—	352,492

Consumer
Secured	18,146	172	10	—	18,328
Unsecured	2,713	—	1	—	2,714
Credit card	7,059	—	—	—	7,059
Overdrafts	1,630	—	—	—	1,630

Total consumer	29,548	172	11	—	29,731

Total non-covered loans excluded from ASC 310-30	705,335	63,670	71,027	681	840,713

Loans accounted for under ASC 310-30
Commercial	19,464	5,491	6,455	72	31,482
Commercial real estate	83,447	53,950	103,779	2,121	243,297
Agriculture	4,315	7,311	2,363	—	13,989
Residential real estate	78,795	14,986	53,458	—	147,239
Consumer	41,705	1,773	1,138	—	44,616

Total non-covered loans accounted for under ASC 310-30	227,726	83,511	167,193	2,193	480,623

Total non-covered loans	$933,061	$147,181	$238,220	$2,874	$1,321,336

Impaired loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Included in impaired loans are loans on non-accrual status and troubled debt restructurings (“TDR’s”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. Inclusive of TDR’s, the Company’s unpaid principal balance of impaired loans was $56.0 million and $74.7 million at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, the Company’s unpaid principal balance and recorded investment of impaired loans was $56.0 million and $37.6 million, respectively. Of these impaired loans, 35 were within the commercial real estate segment, with an unpaid principal balance of $25.7 million and a recorded investment of $18.1 million. Twenty-five of these commercial real estate loans, with a recorded investment of $15.9 million and an unpaid principal balance of $17.3 million were not covered by the FDIC loss sharing agreement, compared to ten loans with a recorded investment of $2.2 million and an unpaid principal balance of $8.4 million that were covered by the FDIC loss sharing agreement. The commercial loan segment had a total of 52 loans, 35 of which were not covered by the FDIC loss sharing agreement with an unpaid principal balance and a recorded investment of $10.4 million and $7.9 million, respectively. The 17 commercial loans that were covered by the FDIC loss sharing agreement had an unpaid principal balance and recorded investment of $11.2 million and $3.7 million, respectively. The residential real estate loan segment held 93 impaired loans, with an unpaid principal balance of $8.3 million and a recorded investment of $7.5 million. Of these 93 loans, two were covered by the FDIC loss sharing agreement with an unpaid principal balance and recorded investment of $1.6 million and $1.5 million, respectively, leaving 91 loans not covered by the FDIC loss sharing agreement with an unpaid principal balance of $6.8 million and a recorded investment of $6.0 million. These loans had a collective related allowance for loan losses allocated to them of $2.0 million at September 30, 2012. The table below shows additional information regarding impaired loans at September 30, 2012 (in thousands):

	Impaired Loans September 30, 2012
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial
Wholesale	$3,672	$1,508	$—	$1,733	$—
Manufacturing	43	43	—	43	—
Transportation/warehousing	—	—	—	—	—
Finance and insurance	299	—	—	—	—
All other commercial and industrial	15,530	7,970	—	11,262	179

Total commercial	19,544	9,521	—	13,038	179

Commercial real estate
1-4 family construction	—	—	—	—	—
1-4 family acquisition/development	6,303	228	—	231	3
Commercial construction	—	—	—	—	—
Commercial acquisition/development	601	571	—	599	24
Multifamily	198	191	—	191	—
Owner-occupied	5,814	5,450	—	5,455	118
Non-owner occupied	7,050	6,504	—	5,823	64

Total commercial real estate	19,966	12,944	—	12,299	209

Agriculture	185	178	—	181	1

Residential real estate
Sr. lien 1-4 family closed end	5,529	5,291	—	5,395	86
Jr. lien 1-4 family closed end	505	457	—	459	1
Sr. lien 1-4 family open end	1,087	878	—	846	8
Jr. lien 1-4 family open end	491	214	—	216	3

Total residential real estate	7,612	6,840	—	6,916	98

Consumer
Secured	193	193	—	194	1
Unsecured	13	—	—	1	—
Credit card	—	—	—	—	—
Overdrafts	—	—	—	—	—

Total consumer	206	193	—	195	1

Total impaired loans with no related allowance recorded	$47,513	$29,676	$—	$32,629	$488

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With a related allowance recorded:
Commercial
Wholesale	135	135	6	174	8
Manufacturing	—	—	—	—	—
Transportation/warehousing	—	—	—	—	—
Finance and insurance	—	—	—	—	—
All other commercial and industrial	1,931	1,930	1,085	2,011	—

Total commercial	2,066	2,065	1,091	2,185	8

Commercial real estate
1-4 family construction	—	—	—	—	—
1-4 family acquisition/development	—	—	—	—	—
Commercial construction	—	—	—	—	—
Commercial acquisition/development	—	—	—	—	—
Multifamily	—	—	—	—	—
Owner-occupied	—	—	—	—	—
Non-owner occupied	5,688	5,123	517	5,284	—

Total commercial real estate	5,688	5,123	517	5,284	—

Agriculture	—	—	—	—	—

Residential real estate
Sr. lien 1-4 family closed end	445	421	421	440	—
Jr. lien 1-4 family closed end	271	271	3	271	—
Sr. lien 1-4 family open end	—	—	—	—	—
Jr. lien 1-4 family open end	—	—	—	—	—

Total residential real estate	716	692	424	711	—

Consumer
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Credit card	—	—	—	—	—
Overdrafts	—	—	—	—	—

Total consumer	—	—	—	—	—

Total impaired loans with a related allowance recorded	8,470	7,880	2,032	8,180	8

Total impaired loans	$55,983	$37,556	$2,032	$40,809	$496

At December 31, 2011, the Company’s unpaid principal balance and recorded investment of impaired loans was $74.7 million and $50.1 million, respectively. Of these impaired loans, 26 were within the commercial real estate segment, with an unpaid principal balance of $58.2 million and a recorded investment of $41.1 million. Of the 26 impaired commercial real estate loans, the FDIC loss sharing agreements covered five of those loans with a recorded investment of $8.2 million and an unpaid principal balance of $23.3 million and 21 commercial real estate loans, with a recorded investment of $32.9 million and an unpaid principal balance of $34.9 million, were not covered by FDIC loss sharing agreements. The commercial loan segment had a total of 20 loans; ten of these were not covered by the FDIC loss sharing agreements and carried an unpaid principal balance and recorded investment of $0.8 million and $0.8 million, respectively. The 10 commercial loans that were covered by the FDIC loss sharing agreements had an unpaid principal balance and recorded investment of $11.9 million and $4.6 million, respectively. The residential real estate loan segment held 43 impaired loans, with an unpaid principal balance of $3.9 million and a recorded investment of $3.6 million. Of these 43 loans, three were covered by the FDIC loss sharing agreement with an unpaid principal balance and recorded investment of $1.7 million and $1.7 million, respectively, leaving 40 loans not covered by the FDIC loss sharing agreement with an unpaid principal balance of $2.2 million and a recorded investment of $1.9 million. These loans had a collective related allowance for loan losses allocated to them of $0.8 million at December 31, 2011. The table below shows additional information regarding impaired loans at December 31, 2011 (in thousands):

	Impaired Loans December 31, 2011
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial
Wholesale	$3,205	$1,069	$—	$2,137	$—
Manufacturing	48	46	—	46	—
Transportation/warehousing	—	—	—	—	—
Finance and insurance	1,412	679	—	1,044	—
All other commercial and industrial	8,008	3,580	—	5,793	—

Total commercial	12,673	5,374	—	9,020	—

Commercial real estate
1-4 family construction	—	—	—	—	—
1-4 family acquisition/development	27,205	12,007	—	19,484	24
Commercial construction	—	—	—	—	—
Commercial acquisition/development	5,717	5,470	—	5,579	3
Multifamily	203	195	—	199	—
Owner-occupied	2,856	2,678	—	2,746	6
Non-owner occupied	9,963	9,335	—	9,397	17

Total commercial real estate	45,944	29,685	—	37,405	50

Agriculture	30	29	—	30	—

Residential real estate
Sr. lien 1-4 family closed end	2,756	2,712	—	2,730	5
Jr. lien 1-4 family closed end	5	5	—	5	—
Sr. lien 1-4 family open end	89	50	—	70	—
Jr. lien 1-4 family open end	468	273	—	371	—

Total residential real estate	3,318	3,040	—	3,176	5

Consumer
Secured	—	—	—	—	—
Unsecured	1	1	—	1	—
Credit card	—	—	—	—	—
Overdrafts	—	—	—	—	—

Total consumer	1	1	—	1	—

Total impaired loans with no related allowance recorded	61,966	38,129	—	49,632	55

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With a related allowance recorded:
Commercial
Wholesale	$—	$—	$—	$—	$—
Manufacturing	—	—	—	—	—
Transportation/warehousing	—	—	—	—	—
Finance and insurance	—	—	—	—	—
All other commercial and industrial	—	—	—	—	—

Total commercial	—	—	—	—	—

Commercial real estate
1-4 family construction	—	—	—	—	—
1-4 family acquisition/development	—	—	—	—	—
Commercial construction	—	—	—	—	—
Commercial acquisition/development	—	—	—	—	—
Multifamily	—	—	—	—	—
Owner-occupied	—	—	—	—	—
Non-owner occupied	12,304	11,508	608	11,508	—

Total commercial real estate	12,304	11,508	608	11,508	—

Agriculture	—	—	—	—	—

Residential real estate
Sr. lien 1-4 family closed end	—	—	—	—	—
Jr. lien 1-4 family closed end	—	—	—	—	—
Sr. lien 1-4 family open end	460	460	174	460	—
Jr. lien 1-4 family open end	—	—	—	—	—

Total residential real estate	460	460	174	460	—

Consumer
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Credit card	—	—	—	—	—
Overdrafts	—	—	—	—	—

Total consumer	—	—	—	—	—

Total impaired loans with a related allowance recorded	12,764	11,968	782	11,968	—

Total impaired loans	$74,730	$50,097	$782	$61,600	$55

Troubled debt restructurings

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a troubled debt restructuring (“TDR”). At September 30, 2012 and December 31, 2011, the Company had $15.6 million and $12.3 million, respectively, of accruing TDR’s that had been restructured from the original terms in order to facilitate repayment. Of these, $3.6 million and $1.4 million, respectively, were covered by FDIC loss sharing agreements. Accruing TDR’s in the commercial loan segment were primarily comprised of nineteen loans with a recorded investment of $6.9 million that were not covered by loss sharing agreements at September 30, 2012. Commercial real estate TDR’s totaled $5.2 million, of which seven were non-covered with a recorded investment of $4.2 million and two were covered with a recorded investment of $1.0 million. The remaining accruing TDR’s were primarily made up of 23 loans from the single family residential segment, with a recorded investment of $2.9 million. Of these loans, 22 were non-covered and had a recorded investment of $1.8 million and one was covered, with a recorded investment of $1.1 million.

Non-accruing TDR’s at September 30, 2012 and December 31, 2011 totaled $9.3 million and $16.3 million, respectively. Of these, $1.5 million were covered as of September 30, 2012 and none were covered as of December 31, 2011. At September 30, 2012 the non-accruing commercial real estate segment was primarily comprised of four non-covered loans with a recorded investment of $6.8 million. The commercial loan segment held non-accruing TDR’s, which included three covered loans with a recorded investment of $0.9 million and three non-covered loans with a recorded investment of $0.6 million. The remaining non-accruing TDR balance was from the single family residential segment, which included four non-covered loans and one covered loan, with a recorded investment of $0.5 million and $0.4 million, respectively.

During the three and nine months ended September 30, 2012, the Company restructured 30 loans with a recorded investment of $7.3 million and 65 loans with a recorded investment of $14.7 million, respectively, to facilitate repayment. Loan modifications to loans accounted for under ASC Topic 310-30 are not considered troubled debt restructurings. The table below provides additional information related to accruing TDR’s at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDR’s

Commercial	$6,946	$8,981	$7,277	$5,476
Commercial real estate	5,188	5,305	5,356	—
Agriculture	—	—	—	—
Residential real estate	3,281	3,266	3,286	35
Consumer	165	166	165	—

Total	$15,580	$17,718	$16,084	$5,511

	December 31, 2011
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDR’s

Commercial	$—	$—	$—	$60
Commercial real estate	11,184	11,184	11,678	24
Agriculture	—	—	—	—
Residential real estate	1,141	1,141	1,141	60
Consumer	—	—	—	—

Total	$12,325	$12,325	$12,819	$144

The following table summarizes the Company’s carrying value of non-accrual TDR’s as of September 30, 2012 and December 31, 2011 (in thousands):

	Non - Accruing TDR’s
	September 30, 2012		December 31, 2011
	Covered	Non-covered	Covered	Non-covered

Commercial	$933	$643	$—	$119
Commercial real estate	112	6,765	—	16,108
Agriculture	—	—	—	—
Residential real estate	421	437	—	61
Consumer	—	—	—	—

Total	$1,466	$7,845	$—	$16,288

Accrual of interest is resumed on loans that were on non-accrual at the time of restructuring, only after the loan has performed sufficiently. The Company had two TDR’s that had been modified within the past 12 months that defaulted on its restructured terms during the nine months ended September 30, 2012. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The defaulted TDRs were comprised of a non-owner occupied commercial real estate loan with a balance of $0.6 million and a C&I loan with a balance of $0.9 at September 30, 2012 and the maximum amount defaulted during the period was $1.5 million.

Loans accounted for under ASC Topic 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large loans if circumstances specific to that loan warrant a prepayment assumption. No prepayments were presumed for small homogeneous commercial loans; however, prepayment assumptions are made that consider similar prepayment factors listed above for smaller homogeneous loans. The re-measurement of loans accounted for under ASC Topic 310-30 resulted in the following changes in the carrying amount of accretable yield during the nine months ended September 30, 2012 (in thousands):

Accretable yield balance at December 31, 2011	$186,494
Reclassification from non-accretable difference	46,974
Reclassification to non-accretable difference	(8,348)
Accretion	(76,252)

Accretable yield balance at September 30, 2012	$148,868

Below is the composition of the net book value for loans accounted for under ASC Topic 310-30 at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Contractual cash flows	$1,617,451	$2,030,374
Non-accretable difference	(497,547)	(536,171)
Accretable yield	(148,868)	(186,494)

Loans accounted for under ASC Topic 310-30	$971,036	$1,307,709

Note 5 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three and nine months ended September 30, 2012 (in thousands):

	Three months ended September 30, 2012
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total

Beginning balance	$3,318	$7,797	$660	$4,872	$647	$17,294

Non 310-30 beginning balance	1,725	3,578	284	3,813	635	10,035
Charge-offs	(297)	(35)	—	(351)	(566)	(1,249)
Recoveries	279	(195)	4	(47)	(41)	—
Provision	842	(15)	(22)	274	521	1,600

Non 310-30 ending balance	2,549	3,333	266	3,689	549	10,386

310-30 beginning balance	1,593	4,219	376	1,059	12	7,259
Charge-offs	(1)	(3,500)	(144)	(169)	—	(3,814)
Recoveries	—	2	—	—	—	2
Provision	(1,592)	6,012	—	(747)	(10)	3,663

310-30 ending balance	—	6,733	232	143	2	7,110

Ending balance	$2,549	$10,066	$498	$3,832	$551	$17,496

	Nine months ended September 30, 2012
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total

Beginning balance	$2,959	$3,389	$282	$4,121	$776	$11,527

Non 310-30 beginning balance	1,597	3,389	154	3,423	776	9,339
Charge-offs	(3,056)	(2,448)	(8)	(815)	(1,161)	(7,488)
Recoveries	279	24	4	49	252	608
Provision	3,729	2,368	116	1,032	682	7,927

Non 310-30 ending balance	2,549	3,333	266	3,689	549	10,386

310-30 beginning balance	1,362	—	128	698	—	2,188
Charge-offs	(216)	(11,643)	(144)	(729)	(19)	(12,751)
Recoveries	—	275	—	—	—	275
Provision	(1,146)	18,101	248	174	21	17,398

310-30 ending balance	—	6,733	232	143	2	7,110

Ending balance	$2,549	$10,066	$498	$3,832	$551	$17,496

Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$1,091	$517	$—	$424	$—	$2,032
Non 310-30 loans collectively evaluated for impairment	1,458	2,816	266	3,265	549	8,354
310-30 loans acquired w/ deteriorated credit	—	6,733	232	143	2	7,110

Total ending allowance balance	$2,549	$10,066	$498	$3,832	$551	$17,496

Loans:
Non 310-30 individually evaluated for impairment	$10,958	$16,676	$—	$3,386	$—	$31,020
Non 310-30 collectively evaluated for impairment	157,605	231,177	105,312	411,307	30,342	935,743
310-30 loans acquired w/ deteriorated credit	97,664	664,771	55,944	126,294	26,363	971,036

Total loans	$266,227	$912,624	$161,256	$540,987	$56,705	$1,937,799

During the nine months ended September 30, 2012, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC Topic 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in impairment of $17.4 million, which was primarily driven by impairments of $7.8 million in the land and development pools, $4.9 million of which was in the acquired Community Banks of Colorado portfolio and $2.9 million of which was in the acquired Hillcrest Bank portfolio, and impairments of $7.4 million in the commercial real estate portfolio, which included impairments of $6.7 million in the acquired Hillcrest Bank portfolio, a $0.4 million impairment in the acquired Bank of Choice portfolio, and $0.3 million impairment in the acquired Community Banks of Colorado portfolio. The commercial construction pool experienced an impairment of $2.6 million resulting from a $2.1 million impairment in the acquired Bank of Choice portfolio and a $0.5 million impairment in the acquired Community Banks of Colorado portfolio. Other notable impairments included a $0.2 million impairment in the agriculture pools and a $0.2 million impairment in the residential real estate pools. The commercial and industrial pool experienced a reversal of impairment of $1.1 million which was primarily the result of gross cash flow improvements.

In evaluating the loan portfolio for an appropriate ALL level, non-impaired loans were grouped into segments based on broad characteristics such as primary use and underlying collateral. Within the segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics for purposes of applying loss ratios and determining applicable subjective adjustments to the ALL. The application of subjective adjustments was based upon qualitative risk factors, including economic trends and conditions, industry conditions, asset quality, loss trends, lending management, portfolio growth and loan review/internal audit results. During the nine months ended September 30, 2012, the Company recorded $7.9 million of provision for loan losses for loans not accounted for under ASC Topic 310-30 primarily to provide for changes in credit risk inherent in the portfolio and in new loan originations.

The Company charged off $6.9 million, net of recoveries, of non-ASC Topic 310-30 loans during the nine months ended September 30, 2012, $2.4 million of which was the result of a large commercial and industrial loan that is not considered indicative of future charge-offs in the commercial and industrial loan category. The Company also charged off $2.4 million of commercial real estate loans, primarily the result of three commercial real estate loans outside of our core market areas totaling $2.1 million. Consumer charge-offs, net of recoveries, totaled $0.9 million which is primarily the result of overdrafts on consumer accounts.

Note 6 FDIC Indemnification Asset

Under the terms of the purchase and assumption agreement with the FDIC with regard to the Hillcrest Bank and Community Banks of Colorado acquisitions, the Company is reimbursed for a portion of the losses incurred on covered assets. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on and sale of collateral, or the sale or charge-off of loans or OREO, any differences between the carrying value of the covered assets versus the payments received during the resolution process, that are reimbursable by the FDIC, are recognized in the consolidated statements of operations as FDIC loss sharing income. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC.

Below is a summary of the activity related to the FDIC indemnification asset during the nine months ended September 30, 2012 and 2011 (in thousands):

	For the nine months ended
	September 30, 2012	September 30, 2011
Balance at beginning of period	$223,402	$161,395
Accretion	(9,165)	(2,237)
Reduction for claims filed	(101,042)	(85,777)

Balance at end of period	$113,195	$73,381

During the nine months ended September 30, 2012, the Company recognized $9.2 million of negative accretion on the FDIC indemnification asset, and reduced the carrying value of the FDIC indemnification asset by $101.0 million as a result of claims filed with the FDIC as discussed below. The negative accretion resulted from an overall increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in overall expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the expected remaining lives of the underlying covered loans as an adjustment to yield. During the nine months ended September 30, 2012, the Company submitted $109.1 million of loss share claims to the FDIC for the reimbursable portion of losses related to the Hillcrest Bank and Community Banks of Colorado covered assets incurred during the fourth quarter of 2011 through the second quarter of 2012. Included in the $109.1 million were $8.1 million of claims related to additional losses incurred during the period that were not previously considered in the carrying amount of the indemnification asset. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. During the nine months ended September 30, 2012, the FDIC paid $75.9 million, $33.1 million of which was related to losses incurred during the fourth quarter of 2011 and $42.8 million of which was related to losses incurred during the six months ended June 30, 2012 and submitted to the FDIC during the three months ended September 30, 2012. The remaining claimed amounts are anticipated to be received during the fourth quarter of 2012 and are included in other assets.

Note 7 Premises and Equipment

Premises and equipment consisted of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Land	$29,699	$25,186
Buildings and improvements	70,560	48,933
Equipment	25,689	15,960

Total	125,948	90,079

Less: accumulated depreciation and amortization	(7,563)	(2,764)

Premises and equipment, net	$118,385	$87,315

Premises and equipment increased $31.1 million from December 31, 2011 to September 30, 2012, primarily because the Company purchased 26 banking center premises from the FDIC in connection with the Community Banks of Colorado acquisition. The Company incurred $1.9 million and $0.9 million of depreciation expense during the three months ended September 30, 2012 and 2011 and $4.9 million and $1.6 million of depreciation expense during the nine months ended September 30, 2012 and 2011, respectively, which is included in occupancy and equipment expense.

Note 8 Other Real Estate Owned

A summary of the activity in the OREO balances during the nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	For the nine months ended September 30,
	2012	2011
Balance at December 31	$120,636	$54,078
Purchases through acquisition, at fair value	—	34,335
Transfers from loan portfolio, at fair value	67,741	39,736
Impairments	(8,638)	(2,848)
Sales, net of gains and losses	(50,394)	(30,397)

Balance at September 30	$129,345	$94,904

The OREO balance of $129.3 million at September 30, 2012 includes the interests of several outside participating banks totaling $17.1 million, for which an offsetting liability is recorded in other liabilities and excludes $12.2 million of the Company’s minority interests in OREO which are held by outside banks where the Company was not the lead bank and does not have a controlling interest, for which the Company maintains a receivable in other assets. Of the $129.3 million of OREO at September 30, 2012, $64.5 million, or 49.9%, was covered by loss sharing agreements with the FDIC. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset. During the nine months ended September 30, 2012, the Company sold $57.2 million of OREO and realized net gains on these sales of $6.8 million, and during the nine months ended September 30, 2011, the Company sold $31.4 million of OREO and realized net gains of $1.0 million.

Note 9 Deposits

As of September 30, 2012 and December 31, 2011, deposits totaled $4.3 billion and $5.1 billion, respectively. Time deposits decreased from $2.8 billion at December 31, 2011 to $1.9 billion at September 30, 2012. The following table summarizes the Company’s time deposits, based upon contractual maturity, at September 30, 2012 and December 31, 2011, by remaining maturity (in thousands):

	September 30, 2012		December 31, 2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Three months or less	$522,725	0.89%	$746,835	1.30%
Over 3 months through 6 months	355,530	0.79%	554,740	1.15%
Over 6 months through 12 months	477,321	0.75%	1,014,949	1.23%
Over 12 months through 24 months	399,187	0.96%	309,848	1.58%
Over 24 months through 36 months	105,769	1.69%	52,879	2.01%
Over 36 months through 48 months	50,630	2.10%	54,678	2.65%
Over 48 months through 60 months	27,120	1.58%	43,550	1.89%
Thereafter	6,936	2.28%	7,117	2.77%

Total time deposits	$1,945,218	0.94%	$2,784,596	1.33%

In connection with the Company’s FDIC-assisted transactions, the FDIC provided Hillcrest Bank, Bank of Choice, and Community Banks of Colorado depositors with the right to redeem their time deposits at any time during the life of the time deposit, without penalty, unless the depositor accepts new terms. At September 30, 2012 and December 31, 2011, the Company had approximately $232.0 million and $1.1 billion, respectively, of time deposits that were subject to penalty-free withdrawals.

The Company incurred interest expense on deposits as follows during the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest bearing demand deposits	$271	$387	$1,007	$609
Money market accounts	1,005	1,048	3,076	3,476
Savings accounts	65	66	226	277
Time deposits	5,178	8,263	19,713	26,295

Total	$6,519	$9,764	$24,022	$30,657

Note 10 Regulatory Capital

NBH Bank, N.A. is subject to the regulatory capital adequacy requirements of the Federal Reserve Board, the FDIC, and the OCC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Typically, mature banks are required to maintain a Tier I risk-based capital ratio of 4.00%, a total risk-based capital ratio of 8.00% and a Tier 1 leverage ratio of 4.00% in order to meet minimum, adequately capitalized regulatory requirements. To be considered well-capitalized (under prompt corrective action provisions), banks must maintain minimum capital ratios of 6.00% for Tier I risk-based capital, 10.00% for total risk-based capital and 5.00% for the Tier 1 leverage ratio. However, in connection with the approval of the de novo charter for NBH Bank, N.A., the Company has agreed with its regulators to maintain capital levels of at least 10% Tier 1 leverage ratio, 11% Tier 1 risk-based capital ratio and 12% total risk-based capital ratio through the fourth quarter of 2013.

At September 30, 2012 and December 31, 2011, as applicable, NBH Bank, N.A. and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the table below (dollars in thousands):

	September 30, 2012
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	17.7%	$980,654	N/A	N/A	4%	$221,566
NBH Bank, N.A. (2)	15.9%	865,172	10%	542,508	4%	217,003

Tier 1 risk-based capital ratio (3)
Consolidated	51.6%	$980,654	6%	$114,220	4%	$76,147
NBH Bank, N.A. (2)	46.0%	865,172	11%	206,697	4%	75,162

Total risk-based capital ratio (3)
Consolidated	52.4%	$998,461	10%	$190,367	8%	$152,293
NBH Bank, N.A. (2)	47.0%	882,979	12%	225,487	8%	150,325

	December 31, 2011
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	15.1%	$949,154	N/A	N/A	4%	$251,514
NBH Bank, N.A. (2)	13.4%	828,321	10%	$616,919	4%	246,768

Tier 1 risk-based capital ratio (3)
Consolidated	49.4%	$949,154	6%	$114,077	4%	$76,051
NBH Bank, N.A. (2)	44.2%	828,321	11%	206,258	4%	75,003

Total risk-based capital ratio (3)
Consolidated	50.5%	$960,681	10%	$190,129	8%	$152,103
NBH Bank, N.A. (2)	44.8%	839,848	12%	225,009	8%	150,006

(1)	These ratio requirements are reflective of the agreements the Company has made with its various regulators in connection with the approval of the de novo charter for NBH Bank, N.A., as described above.
(2)	In November 2011, Hillcrest Bank, N.A. was merged into NBH Bank, N.A. The capital ratios shown are reflective of the merger.
(3)	Due to the conditional guarantee represented by the loss sharing agreements, the FDIC indemnification asset and covered assets are risk-weighted at 20% for purposes of risk-based capital computations.

Note 11 FDIC Loss Sharing Income

In connection with the loss sharing agreements that the Company has with the FDIC in regard to the Hillcrest Bank and Community Banks of Colorado transactions, the Company recognizes the changes in the FDIC indemnification asset and the clawback liability, in addition to the actual reimbursement of costs of resolution of covered assets from the FDIC, in FDIC loss sharing income in the consolidated statements of operations. The table below provides additional details of the Company’s FDIC loss sharing income during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
FDIC indemnification asset accretion	$(2,832)	$(5,976)	$(9,165)	$(2,237)
Clawback liability amortization	(355)	(180)	(1,066)	(507)
Clawback liability remeasurement	(820)	—	247	(1,152)
Reimbursement to FDIC for gain on sale	(1,842)	(535)	(1,408)	(652)
Reimbursement to FDIC for recoveries	(2)	(1,181)	(3)	(1,204)
FDIC reimbursement of costs of resolution of covered assets	4,522	1,646	11,508	5,925

Total	$(1,329)	$(6,226)	$113	$173

Note 12 Stock-Based Compensation and Employee Benefits

The Company provides stock-based compensation in accordance with the NBH Holdings Corp. 2009 Equity Incentive Plan (the “Plan”). The Plan provides the compensation committee of the board of directors of the Company the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, stock awards, or stock bonuses to eligible persons. The aggregate number of shares of stock which may be granted under the Plan was 5,750,000 and the maximum number of restricted shares and restricted share units that may be granted was 1,725,000 at September 30, 2012.

To date, the Company has issued stock options and restricted stock under the Plan. The compensation committee sets the option exercise price at the time of grant but in no case is the exercise price less than the fair market value of a share of stock at the date of grant. The Company used information provided by third parties, including independent valuation specialists, as required by the Plan, to assist in the determination of estimates regarding fair values associated with the Company’s stock-based compensation issued prior to the Company’s initial public offering and listing on a national exchange, including contemporaneous valuations of grant date fair values. The Company is responsible for the assumptions used therein and the resulting values.

The Company issued stock options and restricted stock during the nine months ended September 30, 2012. The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The time vesting component of the restricted stock was valued at the same price as the common shares since they are assumed to be held beyond the vesting period. The market vesting component of the restricted stock was valued using a Monte Carlo Simulation with 100,000 simulation paths to assess the expected percentage of vested shares. A Geometric Brownian Motion was used for simulating the equity prices for a period of 10 years and if the restricted stock were not vested during the 10-year period it was assumed they were forfeited.

Below are the weighted average assumptions used in the Black-Scholes option pricing model and the Monte Carlo Simulation to determine fair value of the Company’s stock options and the market-vesting portion of the Company’s restricted stock granted during the nine months ended September 30, 2012:

	Black-Scholes	Monte Carlo
Risk-free interest rate	1.06%	1.10%
Expected volatility	38.00%	38.00%
Expected term (years)	6	10
Dividend yield	0.00%	0.00%

At the time of issuance, the Company’s shares were not yet publicly traded and had limited private trading; therefore, expected volatility was estimated based on the median historical volatility, for a period commensurate with the expected term of the options, of 13 comparable companies with publicly traded shares. The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term. The expected term was estimated to be the average of the contractual vesting term and time to expiration and the dividend yield was assumed to be zero.

The following table summarizes the material vesting terms of the stock options granted in 2012:

Number of Options Granted in 2012

Options are time-vested with 1/3 vesting on each of the first, second and third anniversary of the date of grant, and further subject to the Company’s shares becoming publicly listed	240,000

Total options granted in 2012	240,000

The following table summarizes option activity for the year ended December 31, 2011 and for the three months ended March 31, 2012, June 30, 2012 and September 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,357,332	$20.00		$—
Granted during the three months ended March 31, 2011	203,500	20.00
Granted during the three months ended June 30, 2011	63,500	20.00
Granted during the three months ended September 30, 2011	26,500	20.00
Granted during the three months ended December 31, 2011	993,000	20.00
Forfeited	(402,500)	20.00
Surrendered	—	20.00
Exercised	—	20.00

Outstanding at December 31, 2011	3,241,332	$20.00	9.7	$—
Granted during the three months ended March 31, 2012	215,000	20.00
Granted during the three months ended June 30, 2012	25,000	20.00
Granted during the three months ended September 30, 2012	—	20.00
Forfeited	(38,000)	20.00

Outstanding at September 30, 2012	3,443,332	$20.00	7.1	$—
Options fully vested and exercisable at September 30, 2012	1,070,416	$20.00	7.2
Options expected to vest	2,302,520	$20.00	7.0

Options granted during the nine months ended September 30, 2012 had weighted average grant date fair values of $8.77.

Stock option expense is included in salaries and employee benefits in the accompanying consolidated statements of operations and totaled $3.9 million and $3.0 million, respectively, for the three months ended September 30, 2012 and 2011, and $5.9 million and $7.4 million for the nine months ended September 30, 2012 and 2011, respectively. The options to acquire 240,000 shares of common stock granted during the nine months ended September 30, 2012 and the options to acquire 993,000 shares of common stock granted during the fourth quarter of 2011 are subject to an additional vesting requirement of the Company’s shares being publicly listed on a national exchange. In accordance with ASC Topic 718, the Company deferred recognition of the compensation expense on the grants that have vesting requirements tied to the Company’s shares becoming listed on a national exchange subsequent to that vesting requirement being fulfilled, with an expense recognition catch-up for the portion of the expense that was deferred until that vesting criteria was met. As a result, no expense was recorded on these particular grants during the six months ended June 30, 2012 or during 2011. Upon listing on a national exchange in September 2012, the Company immediately recognized an expense catch-up for the portion of the expense that had been deferred until that vesting criterion was met. The deferred portion of expense related to stock option awards that have a public listing vesting requirement that was recognized during the three months ended September 30, 2012 was $2.8 million. At September 30, 2012, there was $3.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 0.8 years.

Restricted stock may also be issued under the Plan as described above. Compensation expense for the portion of the restricted stock that contains a market vesting condition is recognized over the derived service period based on the fair value of the awards on the grant date. Compensation expense for the portion of the restricted stock that contains performance and service vesting conditions is recognized over the requisite service period based on fair value of the awards on the grant date. The Company did not recognize any expense related to the restricted stock awards that have vesting requirements tied to the Company’s shares becoming listed on a national exchange, but has recognized this expense subsequent to that vesting requirement being fulfilled, as described above.

The following table summarizes restricted stock activity for the nine months ended September 30, 2012:

	Restricted Stock	Weighted Average Grant Date Fair Value

Unvested at December 31, 2011	1,108,334	$15.58

Vested	(33,542)	20.00

Granted	100,000	19.94

Forfeited	(5,000)	14.19

Surrendered	—	—

Unvested at September 30, 2012	1,169,792	$15.83

As of September 30, 2012, there was $3.3 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted average period of 0.8 years. Expense related to restricted stock totaled $2.7 million and $2.9 million during the three months ended September 30, 2012 and 2011, respectively, and $5.0 million and $7.1 million during the nine months ended September 30, 2012 and 2011, respectively, and is included in salaries and employee benefits in the Company’s unaudited consolidated statements of operations. The deferred portion of expense related to restricted stock awards that have a public listing vesting requirement that was recognized during the three months ended September 30, 2012 was $2.1 million.

Note 13 Warrants

At September 30, 2012 and December 31, 2011, the Company had 830,750 outstanding warrants to purchase Company stock. The warrants were granted to certain lead stockholders of the Company, all with an exercise price of $20.00 per share. The term of the warrants is for ten years from the date of grant and the expiration dates of the warrants range from October 20, 2019 to September 30, 2020. The fair value of the warrants was estimated to be $5.8 million and $6.9 million at September 30, 2012 and December 31, 2011, respectively. The fair value of the warrants was estimated using a Black-Scholes option pricing model utilizing the following assumptions at the indicated dates:

	September 30, 2012	December 31, 2011
Risk-free interest rate	1.13%	1.56%
Expected volatility	38.00%	34.93%
Expected term (years)	7-8	8-9
Dividend yield	1.03%	0.00%

The Company’s shares became publicly traded on September 20, 2012 and prior to that, had limited private trading; therefore, expected volatility was estimated based on the median historical volatility, for a period commensurate with the expected term of the warrants, of 18 comparable companies with publicly traded shares. The risk-free rate for the expected term of the warrants was based on the U.S. Treasury yield curve at the date of grant and based on the expected term. The expected term was estimated based on the contractual term of the warrants. The dividend yield was assumed to be 1.027%.

The Company recorded a benefit of $1.2 million and $0.0 during the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, the Company recorded a benefit of $1.0 million and an expense of $0.8 million, respectively, in the unaudited consolidated statements of operations resulting from the change in fair value on the revaluation of the warrant liability.

Note 14 Common Stock

The Company had 46,232,050 shares of Class A common stock and 5,959,189 shares of Class B common stock outstanding as of September 30, 2012 and 44,612,344 shares of Class A common stock and 7,545,353 shares of Class B common stock outstanding as of December 31, 2011. Additionally, as of September 30, 2012 and December 31, 2011, respectively, the Company had 1,169,792 and 1,108,334 shares of restricted Class A common stock issued but not yet vested under the NBH Holdings Corp. 2009 Equity Incentive Plan. Class A common stock possesses all of the voting power for all matters requiring action by holders of common stock, with certain limited exceptions. The Company’s certificate of incorporation provides that, except with respect to voting rights and conversion rights, the Class A common stock and Class B non-voting common stock are treated equally and identically.

Note 15 Income (Loss) Per Share

The Company had 52,191,239 and 51,936,280 shares issued and outstanding (inclusive of Class A & B) as of September 30, 2012 and 2011, respectively, inclusive of 250,000 shares of founders’ shares that were issued in 2009 at par value. Stock options, certain restricted shares and warrants are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2012 and 2011. The Company also has Value Appreciation Rights (“VAR’s”) issued to the FDIC in conjunction with the acquisition of Bank of Choice and Community Banks of Colorado that are potentially dilutive should the FDIC choose to settle this right in the Company’s stock. The exercisability of the VAR’s is contingent upon the Company having a triggering event 30 trading days following the public listing of its stock or a sale event, and as a result, the VAR’s are not included in the calculations of diluted earnings per share.

The following table illustrates the computation of basic and diluted income per share for the three and nine months ended September 30, 2012 and 2011 (in thousands except earnings (loss) per share):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Basic earnings (loss) per share:
Income (loss) available to common stockholders (numerator)	($7,891)	$33,752	($3,546)	$39,510
Weighted average common shares outstanding (denominator)	52,191	51,936	52,186	51,936

Basic earnings (loss) per share	$(0.15)	$0.65	$(0.07)	$0.76

Diluted earnings (loss) per share:
Income (loss) available to common stockholders (numerator)	($7,891)	$33,752	($3,546)	$39,510
Weighted average common shares outstanding	52,191	51,936	52,186	51,936
Plus: effect of dilutive securities
Restricted stock (with no performance restrictions)	—	307	—	303

Weighted average shares applicable to diluted earnings per share (denominator)	52,191	52,243	52,186	52,239

Diluted earnings (loss) per share	$(0.15)	$0.65	$(0.07)	$0.76

The Company had 3,443,332 and 2,620,832 outstanding stock options to purchase common stock at $20.00 per share at September 30, 2012 and 2011, respectively, which were not included in the computations of diluted income per share because the options’ exercise price was greater than the average market price of the common shares during those periods. Additionally, the Company had 830,750 outstanding warrants to purchase the Company’s common stock as of September 30, 2012 and 2011. The warrants have an exercise price of $20.00, which was out-of-the-money for purposes of dilution calculations. The Company had 1,174,792 and 1,299,168 restricted shares outstanding as of September 30, 2012 and 2011, respectively, which have performance, market and time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.

Note 16 Commitments and Contingencies

Financial instrument commitments and contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At September 30, 2012 and December 31, 2011, the Company had loan commitments totaling $352.8 million and $341.1 million, respectively, and standby letters of credit that totaled $11.3 million and $20.0 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments represents the Company’s potential credit loss exposure. Amounts funded at Hillcrest Bank and Community Banks of Colorado under non-cancelable commitments in effect at the date of acquisition are covered under the respective loss sharing agreements if certain conditions are met.

Total unfunded commitments at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012			December 31, 2011
	Covered	Non Covered	Total	Covered	Non Covered	Total
Commitments to fund loans
Residential	$—	$75,679	$75,679	$1,517	$30,194	$31,711
Commercial and commercial real estate	1,966	45,120	47,086	2,437	38,937	41,374
Construction and land development	426	5,370	5,796	3,565	776	4,341
Consumer	—	1,503	1,503	—	39,690	39,690
Credit card lines of credit	—	17,135	17,135	—	20,738	20,738
Unfunded commitments under lines of credit	25,922	179,672	205,594	68,223	135,001	203,224
Commercial and standby letters of credit	4,114	7,228	11,342	3,051	16,986	20,037

Total	$32,428	$331,707	$364,135	$78,793	$282,322	$361,115

Commitments to fund loans — Commitments to fund loans are legally binding agreements to lend to clients in accordance with predetermined contractual provisions providing there have been no violations of any conditions specified in the contract. These commitments are generally at variable interest rates and are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments are not necessarily representative of future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Credit card lines of credit — The Company extends lines of credit to clients through the use of credit cards issued by the banks. These lines of credit represent the maximum amounts allowed to be funded, many of which will not exhaust the established limits, and as such, these amounts are not necessarily representations of future cash requirements or credit exposure.

Unfunded commitments under lines of credit — In the ordinary course of business, the Company extends revolving credit to its clients through the use of bank-issued credit cards. These arrangements may require the payment of a fee.

Commercial and standby letters of credit — As a provider of financial services, the Company routinely issues commercial and standby letters of credit, which may be financial standby letters of credit or performance standby letters of credit. These are various forms of “back-up” commitments to guarantee the performance of a client to a third party. While these arrangements represent a potential cash outlay for the Company, the majority of these letters of credit will expire without being drawn upon. Letters of credit are subject to the same underwriting and credit approval process as traditional loans, and as such, many of them have various forms of collateral securing the commitment, which may include real estate, personal property, receivables or marketable securities.

Contingencies

In the ordinary course of business, the Company and its banks may be subject to litigation. Based upon the available information and advice from the Company’s legal counsel, management does not believe that any potential, threatened or pending litigation to which it is a party will have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

Note 17 Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For disclosure purposes, the Company groups its financial and non-financial assets and liabilities into three different levels based on the nature of the instrument and the availability and reliability of the information that is used to determine fair value. The three levels are defined as follows:

•	Level 1 — Includes assets or liabilities in which the inputs to the valuation methodologies are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Includes assets or liabilities in which the inputs to the valuation methodologies are based on similar assets or liabilities in inactive markets, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs other than quoted prices that are observable, such as interest rates, yield curves, volatilities, prepayment speeds, and other inputs obtained from observable market input.

•

Level 3 — Includes assets or liabilities in which the inputs to the valuation methodology are based on at least one significant assumption that is not observable in the marketplace. These valuations may rely on management’s judgment and may include internally-developed model-based valuation techniques.

Level 1 inputs are considered to be the most transparent and reliable and level 3 inputs are considered to be the least transparent and reliable. The Company assumes the use of the principal market to conduct a transaction of each particular asset or liability being measured and then considers the assumptions that market participants would use when pricing the asset or liability. Whenever possible, the Company first looks for quoted prices for identical assets or liabilities in active markets (level 1 inputs) to value each asset or liability. However, when inputs from identical assets or liabilities on active markets are not available, the Company utilizes market observable data for similar assets and liabilities. The Company maximizes the use of observable inputs and limits the use of unobservable inputs to occasions when observable inputs are not available. The need to use unobservable inputs generally results from the lack of market liquidity of the actual financial instrument or of the underlying collateral. Although, in some instances, third party price indications may be available, limited trading activity can challenge the observability of these quotations.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale — Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. The Company classified its U.S. Treasury securities as level 1 in the fair value hierarchy as of September 30, 2012 and December 31, 2011. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At September 30, 2012 and December 31, 2011, the Company’s level 2 securities included asset backed securities, mortgage-backed securities comprised of residential mortgage pass-through securities, other residential mortgage-backed securities, and at December 31, 2011 also included other mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. All other investment securities are classified as level 3. There were no transfers between levels 1 or 2 during the nine months ended September 30, 2012 or 2011.

Value appreciation rights issued to the FDIC — The Company measures the fair value of the VAR on a recurring basis and is based on the spread between the strike price of the VAR and the average multiple of price to tangible book value indicated by national and regional bank indices, multiplied by the maximum number of applicable units.

Warrant liability — The Company measures the fair value of the warrant liability on a recurring basis using a Black-Scholes option pricing model. The Company’s shares became publicly traded on September 20, 2012 and prior to that, had limited private trading; therefore, expected volatility was estimated based on the median historical volatility, for a period commensurate with the expected term of the warrants, of 18 comparable companies with publicly traded shares, and is deemed a significant unobservable input to the valuation model.

Clawback liability — The Company measures the net present value of expected future cash payments to be made by the Company to the FDIC that must be made within 45 days of the conclusion of the loss sharing agreements on a recurring basis. The expected cash flows are calculated in accordance with the loss sharing agreements and are based primarily on the expected losses on the covered assets, which involve significant inputs that are not market observable.

The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2012 (unaudited) and December 31, 2011 on the consolidated statements of financial condition utilizing the hierarchy structure described above (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment Securities available-for-sale:
U.S. Treasury securities	$300	$—	$—	$300
Asset backed securities	—	92,867	—	92,867
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	740,619	—	740,619
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	905,427	—	905,427
Other securities	—	—	419	419

Total assets at fair value	$300	$1,738,913	$419	$1,739,632

Liabilities:
Value appreciation rights issued to FDIC	$—	$—	$285	$285
Warrant liability	—	—	5,829	5,829
Clawback liability	—	—	30,813	30,813

Total liabilities at fair value	$—	$—	$36,927	$36,927

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investment Securities available-for-sale:
U.S. Treasury securities	$3,300	$—	$—	$3,300
U.S. Government sponsored agency obligations	3,010	—	—	3,010
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,191,537	—	1,191,537
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	643,625	—	643,625
Other MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	20,808	—	20,808
Other securities	—	—	419	419

Total assets at fair value	$6,310	$1,855,970	$419	$1,862,699

Liabilities:
Value appreciation rights issued to FDIC	$—	$—	$1,767	$1,767
Warrant liability	—	—	6,845	6,845
Clawback liability	—	—	29,994	29,994

Total liabilities at fair value	$—	$—	$38,606	$38,606

The table below details the changes in Level 3 financial instruments during the nine months ended September 30, 2012 (in thousands):

	Value appreciation rights issued to FDIC	Warrant liability	Clawback liability
Balance at December 31, 2011	$1,767	$6,845	$29,994
Change in value	(1,482)	(1,016)	—
Accretion	—	—	1,066
Clawback revaluation	—	—	(247)

Net change in Level 3	(1,482)	(1,016)	819

Balance at September 30, 2012	$285	$5,829	$30,813

Fair Value of Instruments Measured on a Non-recurring Basis

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During the nine months ended September 30, 2012, the Company measured 14 loans not accounted for under ASC Topic 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $2.0 million. During the nine months ended September 30, 2012 the Company added specific reserves of $1.1 million for 4 loans within the commercial segment with carrying balances of $2.1 million and $0.3 million for 3 loans within the residential real estate segment with carrying balances of $0.7 million. In addition, specific reserves totaling $91 thousand were eliminated in the commercial real estate segment primarily due to two loans charged off totaling $0.6 million offset by a specific reserve totaling $0.5 million added for one loan.

OREO is recorded at the lower of the loan balance or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $8.6 million of OREO impairments during the nine months ended September 30, 2012, of which $7.5 million, or 86.3%, were on OREO that was covered by loss sharing agreements with the FDIC. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy

The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the nine months ended September 30, 2012 (in thousands):

	Nine months ended September 30, 2012
	Level 1	Level 2	Level 3	Total	Losses From Fair Value Changes
Other real estate owned	$—	$—	$129,345	$129,345	$(8,638)
Impaired loans	$—	$—	$37,556	$37,556	$(14,169)

The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the nine months ended September 30, 2012.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of September 30, 2012 (in thousands):

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Quantitative measures
Other securities	$419	Cash investment in private equity fund	Cash investment
Impaired loans	37,556	Appraised value	Appraised values
			Discount rate	0-25%
Clawback liability	30,813	Contractually defined	Intrinsic loss estimates	$323.3 million - $405 million
		Discounted Cash Flows	Expected credit losses
			Asset purchase premium	$98 million - $182.7 million
			Discount rate	4%
			Discount period
Value appreciation rights issued to FDIC	285	Contractual	Tangible book value per share
Warrant liability	5,829	Black-Scholes	Volatility	37% - 41%

Note 18 Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado acquisitions, the Company recorded all of the acquired assets and assumed liabilities at fair value at the respective dates of acquisition. The fair value of financial instruments at September 30, 2012 and December 31, 2011, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below (in thousands):

		September 30, 2012		December 31, 2011
	Level in Fair Value Measurement Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS:
Cash and cash equivalents	Level 1	$664,699	$664,699	$1,628,137	$1,628,137
U.S. Treasury securities available-for-sale	Level 1	300	300	3,300	3,300
U.S. Government sponsored agency obligations available-for-sale	Level 1	—	—	3,010	3,010
Asset backed securities available-for-sale	Level 2	92,867	92,867	—	—
Mortgage-backed securities - residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	740,619	740,619	1,191,537	1,191,537
Mortgage-backed securities - other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	905,427	905,427	643,625	643,625
Mortgage-backed securities - other mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	—	—	20,808	20,808
Other securities	Level 3	419	419	419	419
Mortgage-backed securities - residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	643,661	653,760	6,801	6,829
Capital stock of FHLB	Level 2	8,026	8,026	4,097	4,097
Capital stock of FRB	Level 2	25,020	25,020	25,020	25,020
Loans receivable	Level 3	1,920,303	1,933,431	2,262,525	2,272,886
Accrued interest receivable	Level 2	14,216	14,216	16,022	16,022

LIABILITIES:
Deposit transaction accounts	Level 2	2,336,506	2,336,506	2,278,457	2,278,457
Time deposits	Level 2	1,945,218	1,937,469	2,784,596	2,790,314
Securities sold under agreements to repurchase	Level 2	46,192	46,192	47,597	47,597
Due to FDIC	Level 3	32,502	32,502	67,972	67,972
Warrant liability	Level 3	5,829	5,829	6,845	6,845
Accrued interest payable	Level 2	4,699	4,699	11,017	11,017

Cash and cash equivalents

Cash and cash equivalents have a short-term nature and the estimated fair value is equal to the carrying value.

Investment securities

The estimated fair value of investment securities is based on quoted market prices or bid quotations received from securities dealers. Other investment securities, including securities that are held for regulatory purposes are carried at cost, less any other than temporary impairment.

Loans and covered loans

The estimated fair value of the loan portfolio is estimated using a discounted cash flow analysis using a discount rate based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The allowance for loan losses is considered a reasonable estimate of any required adjustment to fair value to reflect the impact of credit risk.

Accrued interest receivable

Accrued interest receivable has a short-term nature and the estimated fair value is equal to the carrying value.

Deposits

The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits, taking into account the option for early withdrawal. The discount rate is estimated using the rates offered by the Company, at the respective measurement date, for deposits of similar remaining maturities.

Securities sold under agreements to repurchase

The vast majority of the Company’s repurchase agreements are overnight transactions that mature the day after the transaction, and as a result of this short-term nature, the estimated fair value is equal to the carrying value.

Due to FDIC

The amount due to FDIC is specified in the purchase agreements and, as it relates to the clawback liability, is discounted to reflect the uncertainty in the timing and payment of the amount due by the Company. The amounts due to the FDIC in connection with the value appreciation rights is fully described in note 4 of the Company’s December 31, 2011 audited consolidated financial statements.

Warrant liability

The warrant liability is estimated using a Black-Scholes model, the assumptions of which are detailed in note 17.

Accrued interest payable

Accrued interest payable has a short-term nature and the estimated fair value is equal to the carrying value.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes for the three and nine months ended September 30, 2012 and 2011, with our audited consolidated financial statements and related notes as of and for the years ended December 31, 2011 and 2010, and for the period from June 16, 2009 (date of inception) through December 31, 2009, as well as the statements of assets acquired and liabilities assumed for each of our acquisitions and with the other financial and statistical data previously filed in our prospectus included in Form S-1 filed with the Securities and Exchange Commission on September 19, 2012 (file number 333-177971). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the registration statement on Form S-1, referenced above, and should be read herewith.

Readers are cautioned that meaningful comparability of current period financial information to prior periods is limited. Prior to the completion of the Hillcrest Bank acquisition on October 22, 2010, we had no banking operations and our activities were limited to corporate organization matters and due diligence. Following our Hillcrest Bank acquisition, we completed three additional acquisitions: Bank Midwest on December 10, 2010, Bank of Choice on July 22, 2011 and Community Banks of Colorado on October 21, 2011. As a result, our operating results are limited to the periods since these acquisitions, and the comparability of periods is compromised due to the timing of these acquisitions. Additionally, the comparability of data related to our acquisitions prior to the respective dates of acquisition is limited because, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the assets acquired and liabilities assumed were recorded at fair value at their respective dates of acquisition and do not have a significant resemblance to the assets and liabilities of the predecessor banking franchises. The comparability of pre-acquisition data is compromised not only by the fair value accounting applied, but also by the FDIC loss sharing agreements in place that cover a portion of losses incurred on certain assets acquired in the Hillcrest Bank and the Community Banks of Colorado acquisitions. In the Bank Midwest acquisition, only specific, performing loans were chosen for acquisition. Additionally, we acquired the assets of Bank of Choice at a substantial discount from the FDIC. We received a considerable amount of cash during the settlement of these acquisitions, we paid off certain borrowings, and we contributed significant capital to each banking franchise we acquired. All of these actions materially changed the balance sheet composition, liquidity, and capital structure of the acquired banking franchises.

In May 2012, we changed the name of Bank Midwest, N.A. to NBH Bank, N.A. (“NBH Bank” or the “Bank”) and all references to NBH Bank, N.A. should be considered synonymous with references to Bank Midwest, N.A. prior to the name change.

Overview

National Bank Holdings Corporation is a bank holding company that was incorporated in the State of Delaware in June 2009. In October 2009, we raised net proceeds of approximately $974 million through a private offering of our common stock. We completed the initial public offering of our Class A common stock in September 2012. We are executing a strategy to create long-term stockholder value through the acquisition and operation of community banking franchises and other complementary businesses in our targeted markets. We believe these markets exhibit attractive demographic attributes, are home to a substantial number of financial institutions, including troubled financial institutions, and present favorable competitive dynamics, thereby offering long-term opportunities for growth. Our emphasis is on creating meaningful market share with strong revenues complemented by operational efficiencies that we believe will produce attractive risk-adjusted returns.

We believe we have a disciplined approach to acquisitions, both in terms of the selection of targets and the structuring of transactions, which has been exhibited by our four acquisitions to date. As of September 30, 2012, we had approximately $5.5 billion in assets, $4.3 billion in deposits and $1.1 billion in equity. We currently operate a network of 101 full-service banking centers, with the majority of those banking centers located in the greater Kansas City region and Colorado. We believe that our established presence positions us well for growth opportunities in our current and complementary markets.

Our strategic plan is to become a leading regional bank holding company through selective acquisitions of financial institutions, including troubled financial institutions that have stable core franchises and significant local market share, as well as other complementary businesses, while structuring the transactions to limit risk. We plan to achieve this through the acquisition of banking franchises from the FDIC and through conservatively structured unassisted transactions. We seek acquisitions that offer opportunities for clear financial benefits through add-on transactions, long-term organic growth opportunities and expense reductions. Additionally, our acquisition strategy is to identify markets that are relatively unconsolidated, establish a meaningful presence within those markets, and take advantage of operational efficiencies and enhanced market position. Our focus is on building strong banking relationships with small- and mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive risk-adjusted returns. Through our acquisitions, we have established a solid core banking franchise with operations in the greater Kansas City region and in Colorado, with a sizable presence for deposit gathering and client relationship building necessary for growth.

Operating Highlights and Key Challenges

Prior to completion of the Hillcrest Bank acquisition on October 22, 2010, we had no banking operations and our activities were limited to corporate organization matters and acquisition due diligence. Our first full year with banking operations was 2011 and includes the results of operations of Hillcrest Bank and NBH Bank for the entire year, Bank of Choice from July 22, 2011 and Community Banks of Colorado from October 21, 2011. The nine months ended September 30, 2012 marked our first three full quarters with the operations of all four of our acquisitions. These operations resulted in the following highlights as of and for the nine months ended September 30, 2012:

Attractive risk profile.

•

As of September 30, 2012, 80.8%, or $1.6 billion, of our total loans (by dollar amount) were acquired loans and all of those loans were recorded at their estimated fair value at the time of acquisition.

•	As of September 30, 2012, 36.7%, or $711.0 million, of our total loans (by dollar amount) were covered by loss sharing agreements with the FDIC.

•	As of September 30, 2012, 49.9%, or $64.5 million, of our total other real estate owned (by dollar amount) was covered by loss sharing agreements with the FDIC.

Strong capital position.

•	As of September 30, 2012, our tier 1 leverage ratio was 17.7% and our tier 1 risk-based capital ratio was 51.6%.

•

As of September 30, 2012, we had approximately $375 million of capital available to deploy while maintaining a 10% tier 1 leverage ratio, and we had approximately $475 million of available capital to deploy at an 8% tier 1 leverage ratio.

•	Tangible book value per share increased from $17.60 at December 31, 2010 to $19.10 at December 31, 2011 and to $19.30 at September 30, 2012.

•

The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC Indemnification asset, net, in excess of 4.5%, an approximate yield on new loan originations, and discounted at 5%, adds $0.56 per share to our tangible book value per share as of September 30, 2012.

Foundation for loan growth.

•	As of September 30, 2012, we have over $1.0 billion of loans outstanding that are associated with a “strategic” client relationship.

•	Loans associated with our strategic client relationships had strong credit quality with less than 0.2% 90 days or more past due as of September 30, 2012.

•	For the nine months ended September 30, 2012, organic loan originations totaled $295 million, representing an increase of over three times from $85 million in the first nine months of 2011.

•	100% of the decrease in loans during the nine months ended September 30, 2012 was from the non-strategic portfolio.

Client deposit funded balance sheet.

•	As of September 30, 2012, total deposits made up 96.7% of our total liabilities.

•	Transaction deposit accounts increased from 45.0% of total deposits at December 31, 2011 to 54.6% as of September 30, 2012.

•	As of September 30, 2012, we did not have any brokered deposits.

Attractive risk-adjusted returns and revenue streams.

•	For the nine months ended September 30, 2012, our adjusted pre-tax pre-provision net revenue was 3.08% of total risk weighted assets (for reconciliation, see “—About Non-GAAP Financial Measures”).

•	Our average annual yield on our loan portfolio was 8.37% during the nine months ended September 30, 2012.

•

Cost of deposits declined 25 basis points during the nine months ended September 30, 2012 and has decreased 35 basis points from the third quarter of 2011 to the third quarter of 2012 due to the continued emphasis on our consumer banking strategy and lower cost transaction accounts.

•	Non-interest expense to average assets was 3.58% for the nine months ended September 30, 2012.

Integrated operating platform.

•	We have successfully integrated all of our acquired banks onto a common operating platform across our franchise.

During 2011 and early 2012, we completed the deployment of much of the cash received in our acquisitions into our investment securities portfolio. We also actively worked to resolve the troubled loans and OREO that we acquired through our acquisition of three failed banks. Accordingly, our continued steady resolution of troubled assets, coupled with loan payoffs, may offset loan originations in the near-term. As a result, we expect that our investment securities portfolio will continue to be one of the largest components of our balance sheet.

We have worked to actively grow our banking franchise and implement consistent lending policies and a technology infrastructure designed to support our acquisition strategy, provide for future growth and achieve operational efficiencies. This included the implementation of a scalable data processing and operating platform and hiring key personnel to execute our relationship banking strategy. In May and July 2012, we completed the integration of Community Banks of Colorado and Bank of Choice, respectively, onto our operating platform and we now have all of our operations on a common operating platform. We expect that the integration of these operations will provide additional efficiencies and enable us to support growth.

Key Challenges

There are a number of significant challenges confronting us and our industry. Economic conditions remain guarded and increasing bank regulation is adding costs and uncertainty to all U.S. banks. We face a variety of challenges in implementing our business strategy, including being a new entity, hiring talented people, the challenges of acquiring distressed franchises and rebuilding them, deploying our remaining capital on quality targets, low interest rates and low demand from high quality borrowers.

Broad economic conditions, including those in our core markets, remain strained and both commercial and residential real estate values remain under pressure, which may lead to continued deterioration in credit quality and further elevated levels of non-performing assets, ultimately having a negative impact on the quality of our loan portfolio. Excluding the new loan balances contributed by our two 2011 acquisitions, loan balances declined during the first nine months of 2012 and during 2011 due to the repayment and resolution of existing loans that have been outpacing organic loan growth resulting from curtailed real estate activities and constrained economic activity. Additionally, the historically low interest rate environment limits the yields we are able to obtain on interest earning assets, including both new assets acquired as we grow and assets that replace existing, higher yielding assets as they are paid down or mature. For example, our acquired loans generally have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. As a result, we expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans.

Increased regulation, such as the passage of the Dodd-Frank Act or potential higher required capital ratios, could reduce our competitiveness as compared to other banks or lead to industry-wide decreases in profitability. While certain external factors are out of our control and may provide obstacles during the implementation of our business strategy, we believe we are prepared to deal with these challenges. We intend to remain flexible, yet methodical, in our strategic decision making so that we can quickly respond to market changes and the inherent challenges and opportunities that accompany such changes.

Performance Overview

As a financial institution, we routinely evaluate and review our consolidated statements of financial condition and results of operations. We evaluate the levels, trends and mix of the statements of financial condition and statements of operations line items and compare those levels to our budgeted expectations, our peers, industry averages and trends. Due to our short operating history, comparisons to our prior historical performance are limited, but are used to the extent practical.

Within our statements of financial condition, we specifically evaluate and manage the following:

Loan balances—We monitor our loan portfolio to evaluate loan originations, payoffs, and profitability. We forecast loan originations and payoffs within the overall loan portfolio, and we work to resolve problem loans in an expeditious manner. We track the runoff of our covered assets as well as the loan relationships that we have identified as “non-strategic” and put particular emphasis on the buildup of “strategic” relationships.

Asset quality—We monitor the asset quality of our loans and OREO through a variety of metrics, and we work to resolve problem assets in an efficient manner. Specifically, we monitor the resolution of problem loans through payoffs, pay downs and foreclosure activity. We marked all of our acquired assets to fair value at the date of their respective acquisitions, taking into account our estimation of credit quality. Additionally, the majority of the loans and all of the OREO acquired in the Hillcrest Bank acquisition are covered by loss sharing agreements with the FDIC, and, as of the date of acquisition, approximately 61.8% of loans and 83.5% of OREO acquired in the Community Banks of Colorado acquisition were covered by a loss sharing agreement. As of September 30, 2012, 36.7% of our total loans and 49.9% of our OREO was covered by loss sharing agreements with the FDIC.

Many of the loans that we acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions had deteriorated credit quality at the respective dates of acquisition. These loans are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of September 30, 2012 and December 31, 2011, 50.1% and 57.5% of our loans were accounted for under this guidance. Loans accounted for under ASC Topic 310-30 may be considered performing upon and subsequent to acquisition, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected.

Our evaluation of traditional credit quality metrics and the allowance for loan losses (“ALL”) levels takes into account that any credit quality deterioration that existed at the date of acquisition was considered in the original valuation of those assets on our balance sheet, and may not be comparable to industry averages or to other financial institutions. Additionally, many of these assets are covered by the loss sharing agreements. All of these factors limit the comparability of our credit quality and ALL levels to peers or other financial institutions.

Deposit balances—We monitor our deposit levels by type, market and rate. Our loans are funded primarily through our deposit base, and we seek to optimize our deposit mix in order to provide reliable, low-cost funding sources.

Liquidity—We monitor liquidity based on policy limits and through projections of sources and uses of cash. In order to test the adequacy of our liquidity, we routinely perform various liquidity stress test scenarios that incorporate wholesale funding maturities, if any, certain deposit run-off rates and committed line of credit draws. We manage our liquidity primarily through our balance sheet mix, including our cash and our investment security portfolio, and the interest rates that we offer on our loan and deposit products, coupled with contingency funding plans as necessary.

Capital—We monitor our capital levels, including evaluating the effects of potential acquisitions, to ensure continued compliance with regulatory requirements and with the OCC Operating Agreement and FDIC Order that we entered into with our regulators in connection with our Bank Midwest acquisition. We review our tier 1 leverage capital ratios, our tier 1 risk-based capital ratios and our total risk-based capital ratios on a quarterly basis.

Within our consolidated results of operations, we specifically evaluate the following:

Net interest income—Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. We generate interest income through interest and dividends on investment securities, interest-bearing bank deposits and loans. Our acquired loans have generally produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. As a result, we expect downward pressure on our interest income to the extent that the runoff of our acquired loan portfolio is not replaced with comparable high-yielding loans. We incur interest expense on our interest-bearing deposits and repurchase agreements and would also incur interest expense on any future borrowings, including any debt assumed in acquisitions. We strive to maximize our interest income by acquiring and originating high-yielding loans and investing excess cash in investment securities. Furthermore, we seek to minimize our interest expense through low-cost funding sources, thereby maximizing our net interest income.

Provision for loan losses—The provision for loan losses includes the amount of expense that is required to maintain the ALL at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date. Additionally, we incur a provision for loan losses on loans accounted for under ASC Topic 310-30 as a result of a decrease in the net present value of the expected future cash flows during the periodic re-measurement of the cash flows associated with these pools of loans. The determination of the amount of the provision for loan losses and the related ALL is complex and involves a high degree of judgment and subjectivity to maintain a level of ALL that is considered by management to be appropriate under GAAP.

Non-interest income—Non-interest income consists primarily of service charges, bank card fees, gains on sales of investment securities, and other non-interest income. Also included in non-interest income is FDIC loss sharing income (expense), which consists of accretion of our FDIC indemnification asset and reimbursement of costs related to the resolution of covered assets, and amortization of our clawback liability. For additional information on our clawback liability, see “—Application of Critical Accounting Policies—Acquisition Accounting Application and the Valuation of Assets Acquired and Liabilities Assumed” and Note 2 in our audited consolidated financial statements. Due to fluctuations in the accretion rates on the FDIC indemnification asset and the amortization of clawback liability and due to varying levels of expenses related to the resolution of covered assets, the FDIC loss sharing income (expense) is not consistent on a period-to-period basis and, absent additional acquisitions with FDIC loss sharing agreements, is expected to decline over time as covered assets are resolved.

Non-interest expense—The primary components of our non-interest expense are salaries and employee benefits, occupancy and equipment, professional fees and data processing and telecommunications, and during the three months ended September 30, 2012, also included initial public offering expenses. Any expenses related to the resolution of covered assets are also included in non-interest expense. These expenses are dependent on individual resolution circumstances and, as a result, are not consistent from period to period. We seek to manage our non-interest expense in order to maximize efficiencies.

Net income—We utilize traditional industry return ratios such as return on average assets, return on average equity and return on risk-weighted assets to measure and assess our returns in relation to our balance sheet profile.

In evaluating the financial statement line items described above, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for periods indicated:

Key Ratios (1)	For the three months ended September 30, 2012	For the three months ended June 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Return on average assets	-0.56%	0.18%	2.49%	-0.08%	1.08%
Return on average tangible assets	-0.51%	0.25%	2.58%	-0.03%	1.15%
Adjusted return on average assets (2) (3)	0.28%	0.28%	0.30%	0.26%	0.42%
Adjusted return on average tangible assets (2) (3)	0.34%	0.34%	0.37%	0.32%	0.48%
Return on average equity	-2.86%	0.99%	12.28%	-0.43%	5.12%
Return on average tangible common equity	-2.79%	1.42%	13.52%	-0.15%	5.81%
Adjusted return on average equity (2) (3)	1.45%	1.48%	1.49%	1.40%	1.98%
Adjusted return on average tangible equity (2) (3)	1.91%	1.96%	1.88%	1.86%	2.40%
Return on risk weighted assets	-1.65%	0.55%	8.35%	-0.25%	3.29%
Pre-tax, pre-provision net revenue to risk weighted assets (2)	-0.50%	3.37%	14.39%	1.74%	6.65%
Adjusted pre-tax, pre-provision net revenue to risk weighted assets (2) (3)	2.48%	3.81%	2.17%	3.08%	3.28%
Interest earning assets to interest bearing liabilities (end of period) (4)	133.44%	130.30%	132.45%	133.44%	132.45%
Loans to deposits ratio (end of period)	45.26%	43.80%	38.71%	45.26%	38.71%
Non-interest bearing deposits to total deposits (end of period)	15.15%	14.00%	11.16%	15.15%	11.16%
Yield on earning assets (4)	4.44%	4.61%	4.15%	4.56%	4.16%
Cost of interest bearing liabilities (4)	0.68%	0.78%	1.04%	0.79%	1.21%
Interest rate spread (5)	3.76%	3.83%	3.11%	3.77%	2.95%
Net interest margin (6)	3.92%	4.00%	3.35%	3.95%	3.22%
Non-interest expense to average assets	4.22%	3.09%	3.45%	3.58%	3.00%
Adjusted non-interest expense to average assets (2) (3)	3.22%	2.94%	2.69%	3.13%	2.46%
Efficiency ratio (7)	101.82%	70.96%	43.44%	84.25%	56.28%
Adjusted efficiency ratio (2) (3)	77.09%	67.45%	78.18%	73.72%	67.34%

Asset Quality Data (8) (9) (10)
Non-performing loans to total loans	1.94%	2.51%	2.49%	1.94%	2.49%
Covered non-performing loans to total non-performing loans	19.98%	15.59%	35.89%	19.98%	35.89%
Non-performing assets to total assets	3.05%	3.26%	2.53%	3.05%	2.53%
Covered non-performing assets to total non-performing assets	43.12%	45.41%	52.88%	43.12%	52.88%
Allowance for loan losses to total loans	0.90%	0.87%	0.48%	0.90%	0.48%
Allowance for loan losses to total non-covered loans	1.43%	1.42%	0.73%	1.43%	0.73%
Allowance for loan losses to non-performing loans	46.52%	34.69%	19.40%	46.52%	19.40%
Net charge-offs to average loans	1.03%	1.45%	0.24%	1.25%	0.77%

Consolidated Capital Ratios
Total stockholders’ equity to total assets	19.84%	18.95%	20.44%	19.84%	20.44%
Tangible common equity to tangible assets (2) (11)	18.54%	17.67%	19.21%	18.54%	19.21%
Tier 1 leverage	17.70%	17.02%	18.30%	17.70%	18.30%
Tier 1 risk-based capital	51.51%	49.32%	59.82%	51.51%	59.82%
Total risk-based capital	17.70%	50.21%	60.31%	52.45%	60.31%

(1)	Ratio is annualized.
(2)	Ratio represents non-GAAP financial measure.
(3)	“Adjusted” calculations exclude bargain purchase gains, initial public offering related expenses, stock based compensation expense (related to the initial public offering and those not related to the initial public offering), acquisition costs, and loss (gain) on sale of investment securities. Tax adjustments are calculated at a rate equal to the effective tax rate for each period, with the exception of the three and nine months ended September 30, 2012. These periods were calculated at a tax rate of 38.24%, which is adjusted for the effects of the non-deductibility of the expenses related to our initial public offering.
(4)	Interest earning assets include assets that earn interest/accretion or dividends, except for the FDIC indemnification asset that earns accretion but is not part of interest earning assets. Any market value adjustments on investment securities are excluded from interest-earning assets. Interest bearing liabilities include liabilities that much be paid interest.
(5)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average costs of interest bearing
(6)	Net interest margin represents net interest income, including accretion income, as a percentage of average interest-earning assets.
(7)	The efficiency ratio represents non-interest expense, less intangible asset amortization, as a percentage of net interest income plus non-interest income.
(8)	Non-performing loans consists of non-accruing loans, loans 90 days or more past due and still accruing interest and restructured loans, but exclude any loans accounted for under ASC 310-30 in which the pool is still performing. These ratios may therefore not be comparable to similar ratios of our peers.
(9)	Non-performing assets include non-performing loans, OREO and other repossessed assets.
(10)	Total loans are net of unearned discounts and fees.
(11)	Tangible common equity to tangible assets is a non-GAAP financial measure. For purposes of computing tangible common equity to tangible common assets, tangible common equity is calculated as common stockholders’ equity less goodwill and other intangible assets, net, and tangible assets is calculated as total assets less goodwill and other intangible assets, net. We believe that the most directly comparable GAAP financial measure is total stockholders’ equity to total assets. See the reconciliation under “About Non-GAAP Financial Measures.”

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible common equity,” “tangible book value,” “tangible book value per share,” and “ pre-tax, pre-provision net revenue to risk weighted assets” are supplemental measures that are not required by, or are not presented in accordance with, accounting principles generally accepted in the United States, or “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

We believe that these measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however we acknowledge that our non-GAAP financial measures have a number of limitations relative to GAAP financial measures. First, certain non-GAAP financial measures exclude provisions for loan losses and income taxes, and both of these expenses significantly impact our financial statements. Additionally, the items that we exclude in our adjustments are not necessarily consistent with the items that our peers may exclude from their results of operations and key financial measures and therefore may limit the comparability of similarly named financial measures and ratios. We compensate for these limitations by providing the equivalent GAAP measures whenever we present the non-GAAP financial measures and by including the following reconciliation of the impact of the components adjusted for in the non-GAAP financial measure so that both measures and the individual components may be considered when analyzing our performance.

Below is a reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures:

	September 30, 2012	June 30, 2012	September 30, 2011	December 31, 2011

Total stockholders’ equity	$1,095,835	$1,096,741	$1,094,558	$1,088,729
Less: goodwill	(59,630)	(59,630)	(52,442)	(59,630)
Less: intangibles	(28,901)	(30,255)	(29,385)	(32,923)

Tangible common equity	$1,007,304	$1,006,856	$1,012,731	$996,176

Total assets	$5,522,826	$5,789,075	$5,354,853	$6,352,026
Less: goodwill	(59,630)	(59,630)	(52,442)	(59,630)
Less: intangibles	(28,901)	(30,255)	(29,385)	(32,923)

Tangible assets	$5,434,295	$5,699,190	$5,273,026	$6,259,473

Total stockholders’ equity to total assets	19.84%	18.95%	20.44%	17.14%
Less: impact of goodwill	-0.88%	-0.85%	-0.79%	-0.79%
Less: impact of intangibles	-0.42%	-0.43%	-0.44%	-0.44%

Tangible common equity to tangible assets	18.54%	17.67%	19.21%	15.91%

	For the three months ended September 30, 2012	For the three months ended June 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011

Net income (loss)	$(7,891)	$2,702	$33,752	$(3,546)	$39,510
Less: bargain purchase gain, after tax	—	—	(36,589)	—	(36,589)
Add: impact of initial public offering related expenses	7,566	87	600	7,974	600
Add: impact of non initial public offering related stock-based compensation, after tax	1,068	1,261	3,536	3,699	8,749
Add: impact of initial public offering related stock-based compensation, after tax	3,267	—	—	3,267	—
Add: impact of acquisition costs, after tax	—	9	2,309	537	2,595
Less:Gain (loss) on sale of investment securities, after tax	—	—	492	(416)	375

Adjusted net revenue, after tax	$4,010	$4,059	$4,100	$11,515	$15,240

Net income (loss)	$(7,891)	$2,702	$33,752	$(3,546)	$39,510
Add: impact of income taxes	230	1,733	20,648	3,039	23,868
Add: impact of provision	5,263	12,226	3,760	25,325	16,446

Pre-tax, pre-provision net income	(2,398)	16,661	58,160	24,818	79,824
Less: bargain purchase gain	—	—	(60,520)	—	(60,520)
Add: impact of initial public offering related expenses	7,566	87	600	7,974	600
Add: impact of non initial public offering related stock-based compensation	1,730	2,076	5,848	5,988	14,471
Add: impact of initial public offering related stock-based compensation	4,934	—	—	4,934	—
Add: impact of acquisition costs	—	15	3,819	870	4,293
Less: gain (loss) on sale of investment securities	—	—	813	(674)	621

Adjusted pre-tax, pre-provision net revenue	$11,832	$18,839	$8,720	$43,910	$39,289

Non-interest expense	59,957	45,301	46,659	158,231	109,807
Less: impact of initial public offering related expenses	(7,566)	(87)	(600)	(7,974)	(600)
Less: impact of non initial public offering related stock-based compensation	(1,730)	(2,076)	(5,848)	(5,988)	(14,471)
Less: impact of initial public offering related stock-based compensation	(4,934)	—	—	(4,934)	—
Less: impact of acquisition costs	—	(15)	(3,819)	(870)	(4,293)

Adjusted non-interest expense	$45,727	$43,123	$36,392	$138,465	$90,443

	For the three months ended September 30, 2012	For the three months ended June 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011

Return on average assets	-0.56%	0.18%	2.49%	-0.08%	1.08%
Less: bargain purchase gain, after tax	0.00%	0.00%	-2.70%	0.00%	-1.00%
Add: impact of initial public offering related expenses, after tax	0.53%	0.01%	0.04%	0.18%	0.02%
Add: impact of non initial public offering related stock-based compensation, after tax	0.08%	0.09%	0.26%	0.08%	0.24%
Add: impact of initial public offering related stock-based compensation, after tax	0.23%	0.00%	0.00%	0.07%	0.00%
Add: impact of acquisition costs, after tax	0.00%	0.00%	0.17%	0.01%	0.07%
Less: gain (loss) on sale of investment securities, after tax	0.00%	0.00%	0.04%	-0.01%	0.01%

Adjusted return on average assets	0.28%	0.28%	0.30%	0.26%	0.42%

Return on average tangible assets	-0.51%	0.25%	2.58%	-0.03%	1.15%
Less: bargain purchase gain, after tax	0.00%	0.00%	-2.74%	0.00%	-1.02%
Add: impact of initial public offering related expenses, after tax	0.54%	0.01%	0.04%	0.18%	0.02%
Add: impact of non initial public offering related stock-based compensation, after tax	0.08%	0.09%	0.27%	0.08%	0.24%
Add: impact of initial public offering related stock-based compensation, after tax	0.23%	0.00%	0.00%	0.07%	0.00%
Add: impact of acquisition costs, after tax	0.00%	0.00%	0.17%	0.01%	0.07%
Less: gain (loss) on sale of investment securities, after tax	0.00%	0.00%	0.04%	-0.01%	0.01%

Adjusted return on average tangible assets	0.34%	0.34%	0.37%	0.32%	0.48%

Return on average equity	-2.86%	0.99%	12.28%	-0.43%	5.12%
Less: bargain purchase gain, after tax	0.00%	0.00%	-13.32%	0.00%	-4.74%
Add: impact of initial public offering related expenses, after tax	2.74%	0.03%	0.22%	0.97%	0.08%
Add: impact of non initial public offering related stock-based compensation, after tax	0.39%	0.46%	1.29%	0.45%	1.13%
Add: impact of initial public offering related stock-based compensation, after tax	1.18%	0.00%	0.00%	0.40%	0.00%
Add: impact of acquisition costs, after tax	0.00%	0.00%	0.84%	0.07%	0.34%
Less: gain (loss) on sale of investment securities, after tax	0.00%	0.00%	0.18%	-0.05%	0.05%

Adjusted return on average equity	1.45%	1.48%	1.49%	1.40%	1.98%

Return on average tangible equity	-2.79%	1.42%	13.52%	-0.15%	5.81%
Less: bargain purchase gain, after tax	0.00%	0.00%	-14.37%	0.00%	-5.14%
Add: impact of initial public offering related expenses, after tax	2.98%	0.04%	0.24%	1.06%	0.08%
Add: impact of non initial public offering related stock-based compensation, after tax	0.42%	0.51%	1.39%	0.49%	1.23%
Add: impact of initial public offering related stock-based compensation, after tax	1.29%	0.00%	0.00%	0.43%	0.00%
Add: impact of acquisition costs, after tax	0.00%	0.00%	0.91%	0.07%	0.36%
Less: gain (loss) on sale of investment securities, after tax	0.00%	0.00%	0.19%	-0.06%	0.05%

Adjusted return on average tangible equity	1.91%	1.96%	1.88%	1.86%	2.40%

Net income to risk weighted assets	-1.65%	0.55%	8.35%	-0.25%	3.29%
Add: impact of income taxes	0.05%	0.35%	5.11%	0.21%	1.99%
Add: impact of provision	1.10%	2.47%	0.93%	1.78%	1.37%

Pre-tax, pre-provision net revenue to risk weighted assets	-0.50%	3.37%	14.39%	1.74%	6.65%
Less: bargain purchase gain	0.00%	0.00%	-14.96%	0.00%	-5.04%
Add: impact of initial public offering related expenses	1.58%	0.02%	0.15%	0.56%	0.05%
Add: impact of non initial public offering related stock-based compensation	0.36%	0.42%	1.45%	0.42%	1.21%
Add: impact of initial public offering related stock-based compensation	1.03%	0.00%	0.00%	0.35%	0.00%
Add: impact of acquisition costs	0.00%	0.00%	0.94%	0.06%	0.36%
Less: gain (loss) on sale of investment securities	0.00%	0.00%	0.20%	-0.05%	0.05%

Adjusted pre-tax, pre-provision net revenue to risk weighted assets	2.48%	3.81%	2.17%	3.08%	3.28%

Non-interest expense to average assets	4.22%	3.09%	3.45%	3.58%	3.00%
Add: impact of initial public offering related expenses	-0.53%	-0.01%	-0.04%	-0.18%	-0.02%
Add: impact of non initial public offering related stock-based compensation	-0.12%	-0.14%	-0.44%	-0.14%	-0.40%
Add: impact of initial public offering related stock-based compensation	-0.35%	0.00%	0.00%	-0.11%	0.00%
Less: impact of acquisition costs	0.00%	0.00%	-0.28%	-0.02%	-0.12%

Adjusted non-interest expense to average assets	3.22%	2.94%	2.69%	3.13%	2.46%

Efficiency ratio	101.82%	70.96%	43.44%	84.25%	56.28%
Less: bargain purchase gain	0.00%	0.00%	57.83%	0.00%	26.16%
Add: impact of initial public offering related expenses	-13.14%	-0.14%	-1.33%	-4.37%	-0.46%
Add: impact of non initial public offering related stock-based compensation	-3.00%	-3.35%	-12.96%	-3.28%	-11.15%
Add: impact of initial public offering related stock-based compensation	-8.57%	0.00%	0.00%	-2.71%	0.00%
Add: impact of acquisition costs	0.00%	-0.02%	-8.47%	-0.48%	-3.31%
Less: gain (loss) on sale of investment securities	0.00%	0.00%	-0.33%	0.31%	-0.18%

Adjusted efficiency ratio	77.09%	67.45%	78.18%	73.72%	67.34%

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the fair value determination of assets acquired and liabilities assumed in business combinations and the application of acquisition accounting, the accounting for acquired loans and the related FDIC indemnification asset, the determination of the ALL, and the valuation of stock-based compensation. These critical accounting policies and estimates are summarized in our registration statement on Form S-1, and are further analyzed with other significant accounting policies in Note 2 to the “Summary of Significant Accounting Policies” in the notes to the audited consolidated financial statements for the year ended December 31, 2011.

Implications of and Elections Under the JOBS Act

National Bank Holdings Corporation qualifies as an emerging growth company under the Jumpstart Our Business Act (“JOBS Act.”) Pursuant to the JOBS Act, an emerging growth company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board or the SEC. We have elected to opt out of such extended transition period, which election is irrevocable.

Although we are still evaluating the JOBS Act, we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Financial Condition

Total assets at September 30, 2012 were $5.5 billion compared to $6.4 billion at December 31, 2011, a decrease of $0.9 billion. The decrease in total assets was largely driven by a decrease in non-strategic loan balances of $337.1 million, which was a reflection of our workout progress on troubled loans (many of which were covered) that we acquired with our various acquisitions. We also originated $295 million of loans during the nine months ended September 30, 2012, which offset normal client payments and sustained the loan balances in our strategic portfolio. We coupled the overall loan balance decrease with a $781.3 million decrease in total deposits, as we rolled off high-priced time deposits that we assumed in our FDIC-assisted acquisitions and continued our focus on migrating toward a client-based deposit mix with higher concentrations of lower cost demand, savings and money market (“transaction”) deposits. We also utilized available cash and purchased $1.0 billion of investment securities during the nine months ended September 30, 2012. Our FDIC indemnification asset decreased $110.2 million during the nine months ended September 30, 2012 as a result of continued progress on our acquired problem loan resolutions and an increase in actual and expected cash flows on our covered assets. These increases in cash flows also contributed to a net reclassification of $38.6 million of non-accretable difference to accretable yield during the period, which will be accreted to income over the remaining life of those loans.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $1.7 billion at September 30, 2012, compared to $1.9 billion at December 31, 2011, a decrease of $0.2 billion, or 6.61%. During the first quarter of 2012, we re-evaluated the securities in our available-for-sale investment portfolio and identified securities that we now intend to hold until maturity. The securities that were transferred included residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises with a collective amortized cost of approximately $715.2 million and net unrealized gains of approximately $39 million on the date of transfer. These securities were classified as available-for-sale at December 31, 2011. During the nine months ended September 30, 2012, we also purchased $1.0 billion of available-for-sale securities, which was partially offset by $466.6 million of maturities and paydowns. The purchases included mortgage backed securities and asset backed securities. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated (in thousands):

	September 30, 2012				December 31, 2011
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield Earned Year-to-Date	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield Earned Year-to-Date
U.S. Treasury securities	$300	$300	0.02%	0.13%	$3,300	$3,300	0.18%	0.27%
U.S. Government sponsored agency and government sponsored enterprises obligations	—	—	—	—	3,009	3,010	0.16%	0.63%
Asset backed securities	92,689	92,867	5.34%	0.61%	—	—	—	—
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	717,238	740,619	42.57%	2.10%	1,139,058	1,191,537	63.97%	3.21%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	885,165	905,427	52.05%	2.35%	620,122	643,625	34.55%	2.97%
Other MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	—	—	20,123	20,808	1.12%	2.73%
Other securities	419	419	0.02%	0.00%	419	419	0.02%	0.00%

Total investment securities available-for-sale	$1,695,811	$1,739,632	100.00%	2.14%	$1,786,031	$1,862,699	100.00%	3.11%

As of September 30, 2012, approximately 94.6% of the available-for-sale investment portfolio is backed by mortgages. The residential mortgage pass through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At September 30, 2012, adjustable rate securities comprised 12.3% of the available-for-sale MBS portfolio and the remainder of the portfolio was comprised of fixed rate securities with 10 to 30 year maturities, with a weighted average coupon of 3.0% per annum.

During the nine months ended September 30, 2012, we sold approximately $20.8 million of available-for-sale investment securities, all of which occurred during the first quarter. The sale was comprised of one fixed-rate collateralized mortgage obligation backed by commercial property. We realized a gross gain of $674 thousand on the sale of the security, which is included in gain on sale of securities, net in the accompanying consolidated statements of operations.

During the three and nine months ended September 30, 2011, we sold approximately $122.2 million and $238.2 million, respectively, of available-for-sale investment securities. We realized losses on the sale of these securities of $0.8 million and $0.6 million during the three and nine months ended September 30, 2011, respectively, which is included in gain (loss) on sale of securities in the accompanying consolidated statements of operations.

The available-for-sale investment portfolio included $43.8 million and $76.7 million of net unrealized gains, inclusive of $243 thousand and $1 thousand of unrealized losses, at September 30, 2012 and December 31, 2011, respectively. We do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired. The table below summarizes the contractual maturities of our available-for-sale investment portfolio as of September 30, 2012 (in thousands):

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Other securities		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$300	0.13%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$300	0.13%
U.S. Government sponsored agency obligations	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Asset backed securities	—	0.00%	92,867	0.61%	—	0.00%	—	0.00%	—	0.00%	92,867	0.61%
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	5	1.98%	266,582	1.78%	474,032	2.19%	—	0.00%	740,619	2.10%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	—	0.00%	14,029	2.81%	891,398	2.34%	—	0.00%	905,427	2.35%
Other MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Other securities									419		419

Total	$300	0.13%	$92,872	0.61%	$280,611	1.83%	$1,365,430	2.29%	$419		$1,739,632	2.14%

The estimated weighted average life of the available-for-sale MBS portfolio as of September 30, 2012 and December 31, 2011 was 3.4 years and 3.4 years, respectively. This estimate is based on various assumptions, including repayment characteristics, and actual results may differ. The U.S. Treasury securities have contractual maturities of less than one year. As of September 30, 2012, the duration of the total available-for-sale investment portfolio was 3.1 years and the asset backed securities portfolio within the available-for-sale investment portfolio had a duration of 0.7 years.

Held-to-maturity

At September 30, 2012, we held $643.7 million of held-to-maturity investment securities. As previously discussed, during the first quarter of 2012, we re-evaluated the securities in our available-for-sale investment portfolio and identified securities that we now intend to hold until maturity. We transferred residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises with a collective amortized cost of approximately $715.2 million and unrealized gains of approximately $39 million on the date of transfer. These securities were classified as available-for-sale at December 31, 2011. During the nine months ended September 30, 2012, we also purchased $2.2 million of held-to-maturity securities.

At December 31, 2011 the Company held $6.8 million of held-to-maturity investment securities, of which $3.2 million were purchased by the Company under the classification of available-for-sale and transferred to the held-to-maturity classification and $3.6 million were purchased under the classification of held-to-maturity. Held-to-maturity investment securities are summarized as follows as of the dates indicated (in thousands):

	September 30, 2012
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$643,661	$653,760	100.00%	3.60%

Total investment securities held-to-maturity	$643,661	$653,760	100.00%	3.60%

	December 31, 2011
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$6,801	$6,829	100.00%	2.44%

Total investment securities held-to-maturity	$6,801	$6,829	100.00%	2.44%

The residential mortgage pass through held-to-maturity investment portfolio is comprised only of fixed rate FNMA and GNMA securities.

At September 30, 2012, the fair value of the held-to-maturity investment portfolio was $653.8 million with $10.1 million of unrealized gains. The table below summarizes the contractual maturities of our held-to-maturity investment portfolio as of September 30, 2012 (in thousands):

	Amortized Cost	Weighted Average Yield
Due in one year or less	$—	—
Due after one year through five year	—	—
Due after five years through ten years	—	—
Due after ten years	643,661	3.60%
Other Securities	—	—

Total	$643,661	3.60%

The estimated weighted average life of the held-to-maturity investment portfolio as of September 30, 2012 was 3.9 years. As of September 30, 2012, the duration of the total held-to-maturity investment portfolio was 3.7 years and the duration of the entire investment securities portfolio was 3.2 years.

Non-marketable securities

Non-marketable securities include Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock. At September 30, 2012 and December 31, 2011, we held $25.0 million of Federal Reserve Bank stock and at September 30, 2012 and December 31, 2011 we also held $8.0 million and $4.1 million of FHLB stock, respectively. We hold these securities in accordance with debt and regulatory requirements. These are restricted securities which lack a market and are therefore carried at cost.

Loans- Overview

Our loan portfolio at September 30, 2012 was comprised of loans that were acquired in connection with the acquisitions of Hillcrest Bank and Bank Midwest in the fourth quarter of 2010, our acquisition of Bank of Choice during the third quarter of 2011, and our acquisition of Community Banks of Colorado during the fourth quarter of 2011, in addition to new loans that we have originated. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transaction are covered by loss sharing agreements with the FDIC, and we present covered loans separately from non-covered loans due to the FDIC loss sharing agreements associated with these loans.

As discussed in Note 2 to our audited consolidated financial statements, in accordance with applicable accounting guidance, all acquired loans are recorded at fair value at the date of acquisition, and an allowance for loan losses is not carried over with the loans but, rather, the fair value of the loans encompasses both credit quality and market considerations. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Management accounted for all loans acquired in the Hillcrest Bank, Bank of Choice, and Community Banks of Colorado acquisitions loans under ASC Topic 310-30, with the exception of loans with revolving privileges which were outside the scope of ASC Topic 310-30. In our Bank Midwest transaction, we did not acquire all of the loans of the former Bank Midwest but, rather, selected certain loans based upon specific criteria of performance, adequacy of collateral, and loan type that were performing at the time of acquisition. As a result, none of the loans acquired in the Bank Midwest transaction are accounted for under ASC Topic 310-30.

Consistent with differences in the risk elements and accounting, the loan portfolio is presented in two categories: (i) loans covered by FDIC loss sharing agreements, or “covered loans,” and (ii) loans that are not covered by FDIC loss sharing agreements, or “non-covered loans.” The portfolio is further stratified based on (i) ASC 310-30 loans and (ii) Non ASC 310-30 loans. Additionally, to evaluate the progress of working out the troubled loans acquired in our FDIC-assisted acquisitions coupled with the progress of organic loan growth, we stratify the loan portfolio into (i) non-strategic loans and (ii) strategic loans.

Covered loans comprised 36.7% of the total loan portfolio at September 30, 2012, compared to 41.9% at December 31, 2011. The table below shows the loan portfolio composition and the breakdown of the portfolio between covered ASC 310-30 loans, covered Non ASC 310-30 loans, non-covered ASC 310-30 loans and Non-covered Non ASC 310-30 loans at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012
	Covered loans			Non-covered loans
	ASC 310- 30	Non ASC 310-30	Total covered loans	ASC 310- 30	Non ASC 310-30	Total non-covered loans	Total loans	% of Total
Commercial	$83,469	$57,416	$140,885	$14,195	$111,147	$125,342	$266,227	13.8%
Commercial real estate	477,427	11,081	488,508	187,344	236,772	424,116	912,624	47.1%
Agriculture	44,738	14,939	59,677	11,206	90,373	101,579	161,256	8.3%
Residential real estate	19,584	2,371	21,955	106,710	412,322	519,032	540,987	27.9%
Consumer	4	—	4	26,359	30,342	56,701	56,705	2.9%

Total	$625,222	$85,807	$711,029	$345,814	$880,956	$1,226,770	$1,937,799	100.0%

	December 31, 2011
	Covered loans			Non-covered loans
	ASC 310- 30	Non ASC 310-30	Total covered loans	ASC 310- 30	Non ASC 310-30	Total non-covered loans	Total loans	% of Total
Commercial	$123,108	$79,044	$202,152	$31,482	$139,297	$170,779	$372,931	16.4%
Commercial real estate	626,089	15,939	642,028	243,297	267,153	510,450	1,152,478	50.6%
Agriculture	56,839	28,535	85,374	13,989	52,040	66,029	151,403	6.7%
Residential real estate	21,043	2,111	23,154	147,239	352,492	499,731	522,885	23.0%
Consumer	7	—	7	44,616	29,731	74,347	74,354	3.3%

Total	$827,086	$125,629	$952,715	$480,623	$840,713	$1,321,336	$2,274,051	100.0%

Inherent in the nature of acquiring troubled banks, only certain of our acquired clients conform to our long-term business model of in-market, relationship-oriented banking. During the nine months ended September 30, 2012, we developed a management tool whereby we have designated loans as “strategic” that include loans inside our operating markets and meet our credit risk profile. Criteria utilized in the designation of a loan as “strategic” include (a) geography, (b) total relationship with borrower and (c) credit metrics commensurate with our current underwriting standards. At September 30, 2012, strategic loans totaled $1.1 billion and had very good credit quality as represented by a 90 days or more past due ratio of 0.2%. We believe this secondary presentation of our loan portfolio provides a meaningful basis to understand the underlying drivers of changes in our loan portfolio balances.

Strategic loans comprised 56.1% of the total loan portfolio at September 30, 2012, compared to 47.7% at December 31, 2011. The table below shows the loan portfolio composition categorized between strategic and non-strategic at the respective dates (dollars in thousands):

	September 30, 2012			December 31, 2011
	Strategic	Non-Strategic	Total	Strategic	Non-Strategic	Total

Commercial	$143,255	$122,972	$266,227	$191,512	$181,419	$372,931
Commercial real estate	287,583	625,041	912,624	291,051	861,427	1,152,478
Agriculture	145,295	15,961	161,256	131,823	19,580	151,403
Residential real estate	463,034	77,953	540,987	415,730	107,155	522,885
Consumer	47,114	9,591	56,705	55,334	19,020	74,354

Total	$1,086,281	$851,518	$1,937,799	$1,085,450	$1,188,601	$2,274,051

Strategic loans remained relatively flat at September 30, 2012 compared to December 31, 2011 as originations of $295 million offset routine paydowns of existing loans. Strategic residential real estate loans increased $47.3 million driven by strong originations primarily due to low interest rates and high refinance activity. The increase in strategic residential real estate loans was offset with a $48.3 million decrease in commercial loans.

Commercial loans consist of loans made to finance business operations and secured by inventory or other business-related collateral such as accounts receivable or equipment. Commercial real estate loans include loans on 1-4 family construction properties, commercial properties such as office buildings, shopping centers, or free standing commercial properties, multi-family properties and raw land development loans. Agriculture loans include loans on farm equipment and farmland loans. Residential real estate loans include 1-4 family closed and open end loans, in both senior and junior collateral positions (both owner occupied and non-owner occupied). Consumer loans include both secured and unsecured loans to retail clients and overdrafts.

Our loan origination strategy involves lending primarily to clients within our markets; however, our acquired loans are to clients in various geographies. The table below shows the geographic breakout of our loan portfolio at September 30, 2012, based on the domicile of the borrower or, in the case of collateral-dependent loans, the geographic location of the collateral (in thousands):

	Loan balance	Percent of loan portfolio
Colorado	$733,892	37.9%
Missouri	558,583	28.8%
Texas	195,209	10.1%
Kansas	119,129	6.1%
Florida	72,431	3.7%
California	67,693	3.5%
Other	190,862	9.9%

Total	$1,937,799	100.0%

The decline in total loans from $2.3 billion at December 31, 2011 to $1.9 billion at September 30, 2012 was primarily driven by decreases in our non-strategic loan portfolios as the problem credits acquired in our FDIC-assisted transactions migrated to resolution, as well as the repayment of many loans that do not conform to our business model of in-market, relationship-oriented loans with credit metrics commensurate with our current underwriting standards. We have an enterprise-level, dedicated special asset resolution team that is working to resolve problem loans in an expeditious manner and through the third quarter of 2012, our resolution of the troubled assets acquired with our acquisitions of three failed banks outpaced our originations. Acquired loans were marked to fair value at the time of acquisition and, as a result, we have been able to resolve these assets without significant losses.

New loan origination is a direct result of our ability to recruit and retain top banking talent. New loan originations continued to increase as our Midwest markets stabilized during the period. We expect that our Colorado markets will continue to contribute to loan growth as bankers are further deployed and our presence in those markets increases. The widespread economic uncertainty has limited organic loan growth and we anticipate this will continue to be a challenge in the near future. The following table represents new loan originations for the last seven quarters (in thousands):

	Commercial	Commercial real estate	Agriculture	Residential	Consumer	Total
First quarter 2011	$1,128	$5,194	$3,101	$14,170	$1,223	$24,816
Second quarter 2011	1,390	2,081	2,476	16,707	2,207	24,861
Third quarter 2011	14,226	818	651	16,908	2,772	35,375
Fourth quarter 2011	9,955	4,062	1,575	35,745	3,083	54,420
First quarter 2012	20,102	18,546	7,570	33,016	3,155	82,389
Second quarter 2012	10,799	6,816	22,444	40,123	4,057	84,239
Third quarter 2012	25,640	11,135	24,328	60,320	6,505	127,928

	$83,240	$48,652	$62,145	$216,989	$23,002	$434,028

Covered loans

The Company has loss sharing agreements with the FDIC for the assets related to the Hillcrest Bank acquisition and the Community Banks of Colorado acquisition, whereby the FDIC will reimburse us for a portion of the losses incurred as a result of the resolution and disposition of the covered assets of these banks.

The Hillcrest Bank loss sharing agreements with the FDIC cover substantially all of the loans acquired in the Hillcrest Bank transaction, including single family residential mortgage loans, commercial real estate, commercial and industrial loans, unfunded commitments, and OREO. For purposes of the Hillcrest Bank loss sharing agreements, the anticipated losses on the covered assets are grouped into two categories, commercial assets and single family assets, and each category has its own specific loss sharing agreement. The term for loss sharing on single family residential real estate loans is ten years, and the Company will share in losses and recoveries with the FDIC for the entire term. The term for the loss sharing agreement on commercial loans is eight years. Under the commercial loss sharing agreement, the Company will share in losses and recoveries with the FDIC for the first five years. After the first five years, the FDIC will not share in losses but only in recoveries for the remaining term of the agreement. The loss sharing agreements cover losses on loans (and any acquired or resultant OREO) in the respective categories and have provisions through which we are required to be reimbursed for up to 90 days of accrued interest and direct expenses related to the resolution of these assets. Within the categories, there are three tranches of losses, each with a specified loss-coverage percentage. The categories, and the respective loss thresholds and coverage amounts are as follows (in thousands):

Commercial			Single family
Tranche	Loss Threshold	Loss- Coverage Percentage	Tranche	Loss Threshold	Loss- Coverage Percentage
1	Up to $295,592	60%	1	Up to $4,618	60%
2	$295,593-405,293	0%	2	$4,618-8,191	30%
3	>$405,293	80%	3	>$8,191	80%

With the purchase and assumption agreement of Community Banks of Colorado with the FDIC, we entered into a loss sharing agreement with the FDIC whereby the FDIC will reimburse us for a portion of the losses incurred as a result of the resolution and disposition of certain covered assets of Community Banks of Colorado. Covered assets include certain single family residential mortgage loans, commercial real estate loans, commercial and industrial loans, agriculture loans, consumer loans, unfunded commitments, and OREO. As of the date of acquisition, covered loans of Community Banks of Colorado totaled approximately 61.8% of the total outstanding loan principal balances of Community Banks of Colorado. For purposes of the Community Banks of Colorado loss sharing agreement, the anticipated losses on the covered assets are grouped into one category, commercial assets, and are subject to one loss share agreement lasting eight years. Under the agreement, the Company will share in losses and recoveries with the FDIC for the first five years and thereafter, the FDIC will not share in losses but only in recoveries for the remaining term of the agreement. The loss sharing agreement covers losses on covered loans (and any acquired or resultant OREO) and has provisions under which we will be reimbursed for up to 90 days of accrued interest and direct expenses related to the resolution of these assets. There are three tranches of losses, each with a specified loss-coverage percentage. The respective loss thresholds and coverage amounts are as follows (in thousands):

Tranche	Loss Threshold	Loss- Coverage Percentage
1	Up to $204,194	80%
2	$204,195-308,020	30%
3	>$308,020	80%

Under the Hillcrest Bank and Community Banks of Colorado loss sharing agreements, the reimbursable losses from the FDIC are based on the book value of the related covered assets as determined by the FDIC at the date of acquisition, and the FDIC’s book value does not necessarily correlate with our book value of the same assets. This difference is primarily because we recorded the loans at fair value at the date of acquisition in accordance with applicable accounting guidance.

As of September 30, 2012 and December 31, 2011, respectively, we had incurred $195.1 million and $159.5 million of losses on our Hillcrest Bank covered assets since the beginning of the loss sharing agreement as measured by the FDIC’s book value, substantially all of which was related to the commercial assets. Additionally, as of September 30, 2012 and December 31, 2011, respectively, we had incurred approximately $134.1 million and $43.1 million of losses related to our Community Banks of Colorado loss sharing agreement. The fair value adjustments assigned to the related covered loans at the time of acquisition encompassed anticipated losses such as these, and as a result, our financial statement losses are mitigated and do not correspond to the losses reported for loss sharing purposes. Subsequent to

September 30, 2012, we submitted a request for $6.1 million of loss sharing reimbursements from the FDIC for $10.2 million of losses related to Hillcrest Bank and an additional request for $20.0 million of reimbursement related to $25.0 million in losses for Community Banks of Colorado, all incurred (as measured by the FDIC’s book value) during the three months ended September 30, 2012.

The status of covered assets and any incurred losses require extensive recordkeeping and documentation and are submitted to the FDIC on a monthly and quarterly basis. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in our loss sharing agreements.

Our loss sharing agreements cover losses for finite terms—ten years for the assets covered by the single family loss sharing agreement and five years for all assets covered by the commercial loss sharing agreements. We have focused on resolving the covered loans in an expeditious manner in an effort to utilize the benefits offered by the loss sharing agreements, and often times, loans pay down prior to the scheduled maturity date.

The table below shows the contractual maturities of our covered loans for the dates indicated (in thousands):

	September 30, 2012
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total

Commercial	$82,029	$43,383	$15,473	$140,885
Commercial real estate	324,606	142,909	20,993	488,508
Agriculture	19,181	10,309	30,187	59,677
Residential real estate	4,728	16,679	548	21,955
Consumer	4	—	—	4

Total covered loans	$430,548	$213,280	$67,201	$711,029

	December 31, 2011
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total

Commercial	$123,692	$56,964	$21,496	$202,152
Commercial real estate	409,213	199,003	33,812	642,028
Agriculture	37,361	12,134	35,879	85,374
Residential real estate	10,081	12,602	471	23,154
Consumer	—	7	—	7

Total covered loans	$580,347	$280,710	$91,658	$952,715

The interest rate sensitivity of covered loans with maturities over one year is as follows at the dates indicated (in thousands):

	September 30, 2012
	Fixed	Variable	Total
Commercial	$15,110	$43,746	$58,856
Commercial real estate	37,426	126,476	163,902
Agriculture	3,500	36,996	40,496
Residential real estate	8,091	9,136	17,227
Consumer	—	—	—

Total covered loans	$64,127	$216,354	$280,481

	December 31, 2011
	Fixed	Variable	Total
Commercial	$24,370	$54,090	$78,460
Commercial real estate	74,621	158,194	232,815
Agriculture	4,587	43,426	48,013
Residential real estate	3,878	9,195	13,073
Consumer	7	—	7

Total covered loans	$107,463	$264,905	$372,368

For more information on how interest is accounted for on covered loans, please refer below under “Accretable Yield” and to the notes to our consolidated financial statements. Note 4 to the consolidated financial statements and Note 7 to our audited consolidated financial statements provide additional information on our covered loans, including a breakout of past due status, credit quality indicators, and non-accrual status.

Non-covered loans

The tables below show the contractual maturities of our non-covered loans at the dates indicated (in thousands):

	September 30, 2012
	Due within 1 year	Due after 1 but within 5 years	Due after 5 years	Total

Commercial	$44,334	$73,588	$7,420	$125,342
Commercial real estate	145,620	167,558	110,938	424,116
Agriculture	20,630	54,318	26,631	101,579
Residential real estate	64,560	71,696	382,776	519,032
Consumer	27,861	19,444	9,396	56,701

Total	$303,005	$386,604	$537,161	$1,226,770

	December 31, 2011
	Due within 1 year	Due after 1 but within 5 years	Due after 5 years	Total

Commercial	$62,725	$85,367	$22,687	$170,779
Commercial real estate	185,526	186,672	138,252	510,450
Agriculture	19,684	23,067	23,278	66,029
Residential real estate	84,383	103,881	311,467	499,731
Consumer	33,234	32,407	8,706	74,347

Total	$385,552	$431,394	$504,390	$1,321,336

The interest rate sensitivity of non-covered loans with maturities over one year is as follows at the dates indicated (in thousands):

	September 30, 2012
	Fixed Rate	Variable Rate	Total
Commercial	$26,974	$54,034	$81,008
Commercial real estate	121,273	157,223	278,496
Agriculture	40,583	40,366	80,949
Residential real estate	227,556	226,916	454,472
Consumer	16,648	12,192	28,840

Total	$433,034	$490,731	$923,765

	December 31, 2011
	Fixed Rate	Variable Rate	Total
Commercial	$32,988	$75,066	$108,054
Commercial real estate	110,416	214,508	324,924
Agriculture	20,713	25,632	46,345
Residential real estate	181,107	234,241	415,348
Consumer	23,671	17,442	41,113

Total	$368,895	$566,889	$935,784

Note 4 to the consolidated financial statements and Note 7 to our audited consolidated financial statements provides additional information on our non-covered loans, including a detailed breakout of loan categories, past due status, credit quality indicators, and non-accrual status.

Accretable Yield

The fair value adjustments assigned to loans that are accounted for under ASC Topic 310-30 are comprised of both accretable yield and a non-accretable difference that are based on expected cash flows from the loans. Accretable yield is the excess of a pool’s cash flows expected to be collected over the recorded balance of the related pool of loans. The non-accretable difference represents the expected shortfall in future cash flows from the contractual amount due in respect of each pool of such loans. Similar to the entire fair value adjustment for loans outside the scope of ASC Topic 310-30, the accretable yield is accreted into income over the estimated remaining life of the loans in the applicable pool.

Below is the composition of the net book value for loans accounted for under ASC Topic 310-30 at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011

Contractual cash flows	$1,617,451	$2,030,374
Nonaccretable difference	(497,547)	(536,171)
Accretable yield	(148,868)	(186,494)

Total loans accounted for under ASC Topic 310-30	$971,036	$1,307,709

Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, prepayment assumptions on smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans were fixed or variable rate loans. Prepayments may be assumed on large loans if circumstances specific to that loan warrant a prepayment assumption. No prepayments are presumed for small homogeneous commercial loans; however, prepayment assumptions are made that consider similar prepayment factors listed above for smaller homogeneous loans. Decreases to the expected future cash flows in the applicable pool generally result in an immediate provision for loan losses charged to the consolidated statements of operations. Conversely, increases in the expected future cash flows in the applicable pool result in a transfer from the non-accretable difference to the accretable yield, and have a positive impact on accretion income prospectively. This re-measurement process resulted in the following changes to the accretable yield during the nine months ended September 30, 2012 (in thousands):

Balance at December 31, 2011	$186,494
Reclassification from non-accretable difference	46,974
Reclassification to non-accretable difference	(8,348)
Accretion income	(76,252)

Balance at September 30, 2012	$148,868

During the nine months ended September 30, 2012, we re-measured the expected cash flows of all 30 of the loan pools accounted for under ASC Topic 310-30 utilizing the same cash flow methodology used at the time of acquisition. Increases in expected cash flows are reflected as an increase in the accretion rates as well as an increased amount of accretable yield that will be recognized over the expected remaining lives of the underlying loan pools. During the nine months ended September 30, 2012, we reclassified $38.6 million, net, from non-accretable difference to accretable yield. The re-measurements also resulted in a $17.4 million impairment during the nine months ended September 30, 2012, primarily driven by our commercial and industrial, commercial real estate and land pools. One commercial real estate pool contributed $6.7 million, or 38.4% of the total impairment and one land pool contributed $4.9 million, or 28.3%, of the total impairment for the nine months ended September 30, 2012. These impairments are reflected in provision for loan loss in the consolidated statement of operations.

In addition to the accretable yield on loans accounted for under ASC Topic 310-30, the fair value adjustments on loans outside the scope of 310-30 are also accreted to interest income over the life of the loans. At September 30, 2012, our total remaining accretable yield and fair value mark was as follows (in thousands):

Remaining accretable yield on loans accounted for under ASC Topic 310-30	$148,868
Remaining accretable fair value mark on loans not accounted for under ASC Topic 310-30	23,144

Total remaining accretable yield and fair value mark at September 30, 2012	$172,012

Asset Quality

All of the assets acquired in our acquisitions were marked to fair value at the date of acquisition, and the adjustments on loans included a credit quality component. We utilize traditional credit quality metrics to evaluate the overall credit quality of our loan portfolio; however our credit quality ratios are limited in their comparability to industry averages or to other financial institutions because:

1.	Any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments; and

2.	43.1% of our non-performing assets (by dollar amount) at September 30, 2012 are covered by loss sharing agreements with the FDIC.

Asset quality, particularly on our originated loans, is fundamental to our success. Accordingly, for the origination of loans, we have established a credit policy that allows for responsive, yet controlled lending with credit approval requirements that are scaled to loan size. Within the scope of the credit policy, each prospective loan is reviewed in order to determine the appropriateness and the adequacy of the loan characteristics and the security or collateral prior to making a loan. We have established underwriting standards and loan origination procedures that require appropriate documentation, including financial data and credit reports. For loans secured by real property, we require property appraisals, title insurance or a title opinion, hazard insurance and flood insurance, in each case where appropriate.

Additionally, we have implemented procedures to timely identify loans that may become problematic in order to ensure the most beneficial resolution to the Company. Asset quality is monitored by our credit risk management department and evaluated based on quantitative and subjective factors such as the timeliness of contractual payments received. Additional factors that are considered, particularly with commercial loans over $250,000, include the financial condition and liquidity of individual borrowers and guarantors, if any, and the value of our collateral. To facilitate the oversight of asset quality, loans are categorized based on the number of days past due and on an internal risk rating system, and both are discussed in more detail below.

Our internal risk rating system uses a series of grades which reflect our assessment of the credit quality of covered and non-covered loans based on an analysis of the borrower’s financial condition, liquidity and ability to meet contractual debt service requirements. Loans that are perceived to have acceptable risk are categorized as “pass” loans. “Special mention” loans represent loans that have potential credit weaknesses that deserve close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower’s ability to meet debt service requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “substandard” have a well-defined credit weakness and are inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. Although these loans are identified as potential problem loans, they may never become non-performing. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes that collection of payments in accordance with the terms of the loan agreement are highly questionable and improbable. Doubtful loans that are not accounted for under ASC Topic 310-30 are deemed impaired and put on non-accrual status.

In the event of borrower default, we may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying or restructuring a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the terms of the loan are considered to have been conceded. Such restructured loans are considered “troubled debt restructurings” in accordance with ASC Topic 310-40 Troubled Debt Restructurings by Creditors. Under this guidance, modifications to loans that fall within the scope of ASC Topic 310-30 are not considered troubled debt restructurings, regardless of otherwise meeting the definition of a troubled debt restructuring. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the lower of the related loan balance or the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL and any subsequent declines in carrying value charged to impairments on OREO.

Non-performing Assets

Non-performing assets consist of covered and non-covered non-accrual loans, accruing loans 90 days or more past due, troubled debt restructurings, OREO (49.9% of which was covered by FDIC loss sharing agreements at September 30, 2012) and other repossessed assets. However, loans accounted for under ASC Topic 310-30, as described below, are excluded from our non-performing assets. Our non-performing assets include $7.5 million and $14.8 million of covered loans not accounted for under ASC Topic 310-30 and $64.5 million and $77.1 million of covered OREO at September 30, 2012 and December 31, 2011, respectively. In addition to being covered by loss sharing agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.

As of September 30, 2012 and December 31, 2011, 64.4% and 63.3%, respectively, of loans accounted for under ASC Topic 310-30 were covered by the FDIC loss sharing agreements. Loans accounted for under ASC Topic 310-30 were recorded at fair value based on cash flow projections that considered any deteriorated credit quality and expected losses. These loans are accounted for on a pool basis and any non-payment of contractual principal or interest is considered in our periodic re-estimation of the expected future cash flows. To the extent that we decrease our cash flow projections, we record an immediate impairment expense through the provision for loan losses. We recognize any increases to our cash flow projections on a prospective basis through an increase to the pool’s yield over its remaining life once any previously recorded impairment expense has been recouped. As a result of this accounting treatment, these pools may be considered to be performing, even though some or all of the individual loans within the pools may be contractually past due. Loans accounted for under ASC Topic 310-30 were classified as performing assets at September 30, 2012 and December 31, 2011, as the carrying value of the respective loan or pool of loans cash flows were considered estimatable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool’s expected future cash flows, is being recognized on all acquired loans accounted for under ASC Topic 310-30.

The following table sets forth the non-performing assets as of the dates presented (in thousands):

	September 30, 2012			December 31, 2011
	Non-Covered	Covered	Total	Non-Covered	Covered	Total
Non-accrual loans:
Commercial loans	$993	$3,646	$4,639	$760	$4,614	$5,374
Commercial real estate loans	11,630	1,252	12,882	21,960	8,047	30,007
Agriculture	116	61	177	29	—	29
Residential real estate loans	3,830	420	4,250	1,899	460	2,359
Consumer loans	28	—	28	1	—	1

Total non-accrual loans	16,597	5,379	21,976	24,649	13,121	37,770

Loans past due 90 days or more and still accruing interest:
Commercial loans	—	—	—	—	178	178
Commercial real estate loans	—	—	—	—	149	149
Agriculture	—	—	—	—	—	—
Residential real estate loans	32	—	32	290	—	290
Consumer loans	18	—	18	35	—	35

Total accruing loans 90 days past due	50	—	50	325	327	652

Accruing restructured loans (1)	13,445	2,135	15,580	10,958	1,367	12,325

Total non-performing loans	30,092	7,514	37,606	35,932	14,815	50,747
OREO	64,822	64,523	129,345	43,530	77,106	120,636
Other repossessed assets	801	530	1,331	873	680	1,553

Total non-performing assets	$95,715	$72,567	$168,282	$80,335	$92,601	$172,936

Allowance for loan losses			$17,496			$11,527
Total non-performing loans to total non-covered, total covered, and total loans, respectively	1.55%	0.39%	1.94%	1.58%	0.65%	2.23%
Total non-performing assets to total assets			3.05%			2.72%
Allowance for loan losses to non-performing loans			46.52%			22.71%

(1)	Includes restructured loans less than 90 days past due and still accruing.

Total non-performing assets decreased $4.7 million at September 30, 2012 compared to December 31, 2011. The decrease was primarily a result of a $15.8 million decrease in non-accrual loans, most notably through a $17.1 decrease in commercial real estate loans on non-accrual status, offset, in part, by a $8.7 million increase in OREO.

At September 30, 2012, the largest category of non-performing loans was commercial real estate loans with balances of $12.9 million, consisting of $11.6 million of non-covered loans and $1.3 million of covered loans. The non-performing non-covered commercial real estate loans include 16 loans on non-accrual status totaling $11.6 million, primarily due to vacancies of commercial properties. We also had five covered commercial real estate loans on non-accrual status totaling $1.3 million. Non-performing commercial loans consisted primarily of eleven covered loans totaling $3.6 million and 11 non-covered loans totaling $1.0 million. Additionally, our residential real estate category had 61 non-covered loans totaling $3.8 million and one non-covered loan totaling $0.4 million.

Our OREO of $129.3 million at September 30, 2012 includes $17.1 million of participant interests in OREO in connection with our repossession of collateral on loans for which we were the lead bank and we have a controlling interest. We have recorded a corresponding payable to those participant banks in other liabilities. Additionally, the $129.3 million of OREO at September 30, 2012 excludes $12.2 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO.

During the nine months ended September 30, 2012, $67.7 million of OREO was foreclosed on or otherwise repossessed and $50.4 million of OREO was sold, including $3.0 million of non-covered gains and $3.8 million of covered gains that are subject to reimbursement to the FDIC at the applicable loss share coverage percentage. OREO write-downs of $8.6 million were recorded during the nine months ended September 30, 2012, of which $7.5 million, or 86.3%, were covered by FDIC loss sharing agreements. OREO balances increased $8.7 million during the nine months ended September 30, 2012 to $129.3 million, 49.9% of which was covered by FDIC loss sharing agreements, compared to OREO balances of $120.6 million at December 31, 2011, $77.1 million, or 63.9%, of which was covered by the FDIC loss sharing agreement.

The following table presents the carrying value of our accruing and non-accrual loans compared to the unpaid principal balance (“UPB”) as of September 30, 2012 (in thousands):

	Accruing			Nonaccrual			Total
	Unpaid principal balance	Carrying value	Carrying value/ UPB	Unpaid principal balance	Carrying value	Carrying value/ UPB	Unpaid principal balance	Carrying value	Carrying value/ UPB
Covered loans:
Commercial	$179,108	$137,239	76.6%	$12,984	$3,646	28.1%	$192,092	$140,885	73.3%
Commercial real estate	647,007	487,256	75.3%	42,502	1,252	2.9%	689,509	488,508	70.8%
Agriculture	64,980	59,616	91.7%	62	61	98.4%	65,042	59,677	91.8%
Residential real estate	25,102	21,535	85.8%	445	420	94.6%	25,547	21,955	85.9%
Consumer	5	4	80.0%	—	—	0.0%	5	4	80.0%

Total covered loans	916,202	705,650	77.0%	55,993	5,379	9.6%	972,195	711,029	73.1%
Non-covered loans:
Commercial	131,091	124,349	94.9%	4,281	993	23.2%	135,372	125,342	92.6%
Commercial real estate	468,955	412,486	88.0%	16,875	11,630	68.9%	485,830	424,116	87.3%
Agriculture	103,207	101,463	98.3%	292	116	39.7%	103,499	101,579	98.1%
Residential real estate	543,327	515,202	94.8%	5,031	3,830	76.1%	548,358	519,032	94.7%
Consumer	67,917	56,673	83.4%	52	28	53.8%	67,969	56,701	83.4%

Total non-covered loans	1,314,497	1,210,173	92.1%	26,531	16,597	62.6%	1,341,028	1,226,770	91.5%

Total loans	$2,230,699	$1,915,823	85.9%	$82,524	$21,976	26.6%	$2,313,223	$1,937,799	83.8%

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Covered and non-covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC Topic 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC Topic 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are considered to be performing as is further described above under “Non-Performing Assets.” The table below shows the past due status of covered and non-covered loans, based on contractual terms of the loans as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012			December 31, 2011
	Non-covered	Covered	Total	Non-covered	Covered	Total
Loans 30-89 days past due and still accruing interest	$19,804	$41,986	$61,790	$31,279	$55,182	$86,461
Loans 90 days past due and still accruing interest (accounted for under ASC 310-30)	51,347	92,606	143,953	64,714	109,654	174,368
Loans 90 days or more past due and still accruing interest (excluded from ASC 310-30)	50	—	50	325	327	652
Non-accrual loans	16,597	5,379	21,976	24,649	13,121	37,770

Total past due and non-accrual loans	$87,798	$139,971	$227,769	$120,967	$178,284	$299,251

Total past due and non-accrual loans to total non-covered, total covered, and total loans, respectively	7.2%	19.7%	11.8%	9.2%	18.7%	13.2%
Total non-accrual loans to total non-covered, total covered, and total loans, respectively	1.4%	0.8%	1.1%	1.9%	1.4%	1.7%
% of total past due and non-accrual loans that carry fair value adjustments	77.4%	91.7%	86.2%	84.0%	98.9%	92.9%
% of total past due and non-accrual loans that are covered by FDIC loss sharing agreement			61.5%			59.6%

Total loans 30 days or more past due and still accruing interest and non-accrual loans represented 11.8% of total loans as of September 30, 2012 compared to 13.2% at December 31, 2011. Loans 30-89 days past due and still accruing interest decreased $24.7 million at September 30, 2012 compared to December 31, 2011. Loans 90 days or more past due and still accruing interest decreased $31.0 million at September 30, 2012 compared to December 31, 2011. The decreases in past due loans is reflective of improved credit quality and the successful workout strategies employed by our special assets division during the period. Additionally, of the $144.0 million of loans 90 days or more past due and still accruing interest, all but $50 thousand are accounted for under ASC Topic 310-30 and continued to accrete interest and 64.3% of the aforementioned $144.0 million of loans 90 days or more past due and still accruing interest are covered by FDIC loss sharing agreements.

Non-accrual loans decreased $15.8 million during the period primarily due to resolution of certain assets and foreclosures during the period. The covered and non-covered non-accrual loans are primarily secured by real estate both in and outside of our market areas.

Allowance for Loan Losses

The ALL represents the amount that we believe is necessary to absorb probable losses inherent in the loan portfolio at the balance sheet date and involves a high degree of judgment and complexity. Determination of the ALL is based on an evaluation of the collectability of loans, the realizable value of underlying collateral and, to the extent applicable, prior loss experience. The ALL is critical to the portrayal and understanding of our financial condition, liquidity and results of operations. The determination and application of the ALL accounting policy involves judgments, estimates, and uncertainties that are subject to change. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition, liquidity and results of operations.

In accordance with the applicable guidance for business combinations, acquired loans were recorded at their acquisition date fair values, which were based on expected future cash flows and included an estimate for future loan losses, therefore no loan loss reserves were recorded as of the acquisition date. Any estimated losses on acquired loans that arise after the acquisition date are reflected in a charge to the provision for loan losses. Losses incurred on covered loans are reimbursable at the applicable loss share percentages in accordance with the loss-sharing agreements with the FDIC. Accordingly, any provision for loan losses relating to covered loans is partially offset by a corresponding increase to the FDIC indemnification asset and FDIC loss sharing income in non-interest income.

Loans accounted for under the accounting guidance provided in ASC Topic 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically re-estimated and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses and, for loans covered by loss sharing agreements with the FDIC, a related adjustment to the FDIC indemnification asset for the portion of the loss that is covered by the loss sharing agreements. If the re-estimated expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows will be accreted into interest income over the remaining expected life of the loan pool.

We periodically re-estimate the expected future cash flows of loans accounted for under ASC Topic 310-30. During the nine months ended September 30, 2012, these re-estimations resulted in an increase in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, is reflected in increased accretion as well as an increased amount of accretable yield and is recognized over the expected remaining lives of the underlying loans as an adjustment to yield. A loan pool within the commercial loan segment had previous valuation allowances of $1.1 million, which was reversed as a result of an increase in expected cash flows. In some pools, the re-measurement of expected future cash flows resulted in decreases in expected cash flows and is reflected as provision for loan loss on loans accounted for under ASC Topic 310-30 of $18.5 million for the nine months ended September 30, 2012, resulting in net impairment of $17.4 million for the nine months ended September 30, 2012, $11.2 million of which was covered.

For all loans not accounted for under ASC Topic 310-30, the determination of the ALL follows an established process to determine the appropriate level of ALL that is designed to account for credit deterioration as it occurs. This process provides an ALL consisting of a specific allowance component based on certain individually evaluated loans and a general allowance component based on estimates of reserves needed for all other loans, segmented based on similar risk characteristics.

Impaired loans less than $250,000 are included in the general allowance population. Impaired loans over $250,000 are subject to individual evaluation on a regular basis to determine the need, if any, to allocate a specific reserve to the impaired loan. Typically, these loans consist of commercial, commercial real estate and agriculture loans and exclude homogeneous loans such as residential real estate and consumer loans. Specific allowances are determined by collectively analyzing:

•	the borrower’s resources, ability, and willingness to repay in accordance with the terms of the loan agreement;

•	the likelihood of receiving financial support from any guarantors;

•	the adequacy and present value of future cash flows, less disposal costs, of any collateral;

•	the impact current economic conditions may have on the borrower’s financial condition and liquidity or the value of the collateral.

At September 30, 2012, there were six impaired loans that carried specific reserves totaling $2.0 million. One commercial loan comprised $1.0 million of the total specific reserves and was an acquired unsecured revolving line of credit scoped out of ASC Topic 310-30. The remaining five loans were allocated across various segments and classes.

In evaluating the loan portfolio for an appropriate ALL level, unimpaired loans are grouped into segments based on broad characteristics such as primary use and underlying collateral. Within the segments, the portfolio is further disaggregated into classes of loans with similar attributes and risk characteristics for purposes of applying loss ratios and determining applicable subjective adjustments to the ALL. The application of subjective adjustments is based upon qualitative risk factors, including:

•	economic trends and conditions;

•	industry conditions;

•	asset quality;

•	loss trends;

•	lending management;

•	portfolio growth; and

•	loan review/internal audit results.

We have identified five primary loan segments that are further stratified into 22 loan classes to provide more granularity in analyzing loss history and to allow for more definitive qualitative adjustments based upon specific factors affecting each loan class.

Following are the loan classes within each of the five primary loan segments:

Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer
Wholesale	1-4 family construction	Total agriculture	Sr. lien 1-4 family closed end	Secured
Manufacturing	1-4 family—acquisition and		Jr. lien 1-4 family closed end	Unsecured
Transportation/	development		Sr. lien 1-4 family open end	Credit card
warehousing	Commercial construction		Jr. lien 1-4 family open end	Overdraft
Finance and insurance	Commercial—acquisition and development
Oil and gas	Multi-family
All other commercial and industrial	Owner-occupied Non-owner occupied

Actual historical loss data is limited due to the relatively recent inception date of the Company and the recent acquisitions of the Bank of Choice and the Community Banks of Colorado further limits loss history on those acquired loans. The methodology used in establishing the historical loss ratios for acquired residential real estate, consumer and agriculture loans was the three-year historical net charge-off percentage realized by Bank Midwest prior to our acquisition. We believe use of the historical net charge-off data for the aforementioned residential real estate, consumer and agriculture loans is an appropriate baseline due to the fact that we acquired approximately 84% of these loan types on a combined basis. The percentage acquired by each loan type was as follows: residential real estate (82%), consumer (90%), and agriculture (98%). Bank of Choice was acquired on July 22, 2011, and Community Banks of Colorado was acquired on October 21, 2011, and all of the loans acquired in those transactions were recorded at fair value at the respective dates of acquisition. Additionally, the majority of the loans acquired with those acquisitions are accounted for under ASC Topic 310-30.

Historical loss ratios of loan classes are calculated based on the proportion of actual charge-offs experienced to the total population of loans in the class. The historical baseline is then adjusted based on our analysis of the current conditions as they relate to the subjective adjustment factors described above. Portions of the ALL may be allocated for specific loans or specific loan classes; however, the entire ALL is available for any loan that, in our judgment, should be charged-off.

In addition to the $17.4 million of provision for loan losses expense for our loans accounted for under ASC Topic 310-30, during the nine months ended September 30, 2012, we recorded $7.9 million of provision for loan losses for loans not accounted for under ASC Topic 310-30 as we provided for loan charge-offs and credit risks inherent in the September 30, 2012 non ASC Topic 310-30 balances.

We charged off $20.2 million of loans during the nine-months ended September 30, 2012 primarily related to commercial and commercial real estate loans. Approximately $12.8 million of these charge-offs were related to loans accounted for under ASC Topic 310-30 and were provided for during the previous re-measurements. Of the $7.5 million non 310-30 charge-offs, $2.4 million was related to one commercial and industrial loan which was a result of fraudulent collateral accepted by the acquired institution and is not indicative of expected future charge-offs.

After considering the abovementioned factors, we believe that the ALL of $17.5 million and $11.5 million was adequate to cover probable losses inherent in the loan portfolio at September 30, 2012 and

December 31, 2011, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company’s results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL from June 30, 2012 to September 30, 2012 (in thousands):

	310-30	Non 310-30	Total
Allowance for loan losses at June 30, 2012	$7,259	$10,035	$17,294
Charge-offs:
Commercial	(1)	(297)	(298)
Commercial real estate	(3,500)	(35)	(3,535)
Agriculture	(144)	—	(144)
Residential real estate	(169)	(351)	(520)
Consumer	—	(566)	(566)

Total charge-offs	(3,814)	(1,249)	(5,063)
Recoveries	2	0	2

Net charge-offs	(3,812)	(1,249)	(5,061)
Provision for loan loss	3,663	1,600	5,263

Allowance for loan losses at September 30, 2012	$7,110	$10,386	$17,496

The following schedule presents, by class stratification, the changes in the ALL from December 31, 2011 to September 30, 2012 (in thousands):

	310-30	Non 310-30	Total
Allowance for loan losses at December 31, 2011	$2,188	$9,339	$11,527
Charge-offs:
Commercial	(216)	(3,056)	(3,272)
Commercial real estate	(11,643)	(2,448)	(14,091)
Agriculture	(144)	(8)	(152)
Residential real estate	(729)	(815)	(1,544)
Consumer	(19)	(1,161)	(1,180)

Total charge-offs	(12,751)	(7,488)	(20,239)

Recoveries	275	608	883

Net charge-offs	(12,476)	(6,880)	(19,356)
Provision for loan loss	17,398	7,927	25,325

Allowance for loan losses at September 30, 2012	$7,110	$10,386	$17,496

Ratio of allowance for loan losses to total loans outstanding at period end	0.73%	1.07%	0.90%
Ratio of allowance for loan losses to non-covered loans outstanding at period end			1.43%
Ratio of allowance for non 310-30 loan losses to total non-performing loans at period end		27.62%	46.52%
Ratio of allowance for non 310-30 loan losses to non-performing, non-covered loans at period end		34.51%	58.14%
Ratio of net charge-offs during the period (annualized) to average total loans during the period			1.25%
Total loans	$971,036	$966,763	$1,937,799
Non-covered loans	$345,814	$880,956	$1,226,770
Total non-performing loans		$37,606	$37,606
Non-performing, non-covered loans		$30,092	$30,092
Average total loans outstanding during the period			$2,062,227

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	September 30, 2012
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$266,227	14%	$2,549	15%
Commercial real estate	912,624	47%	10,066	57%
Agriculture	161,256	8%	498	3%
Residential real estate	540,987	28%	3,832	22%
Consumer	56,705	3%	551	3%

Total	$1,937,799	100%	$17,496	100%

	December 31, 2011
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$372,931	16%	$2,959	26%
Commercial real estate	1,152,478	51%	3,389	29%
Agriculture	151,403	7%	282	2%
Residential real estate	522,885	23%	4,121	36%
Consumer	74,354	3%	776	7%

Total	$2,274,051	100%	$11,527	100%

FDIC Indemnification Asset and Clawback Liability

The FDIC indemnification asset represents the net present value of the expected reimbursements from the FDIC for probable losses on covered loans and OREO that were acquired in the Hillcrest Bank and Community Banks of Colorado transactions. As covered assets are resolved, whether it be through repayment, short sale of the underlying collateral, the foreclosure on, and sale of collateral, or the sale or charge-off of loans or OREO, the portion of any loss incurred that is reimbursable by the FDIC is recognized as FDIC loss sharing income in non-interest income. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount of the FDIC indemnification asset.

We recorded FDIC indemnification assets at fair value in connection with our Hillcrest Bank and Community Banks of Colorado acquisitions. The initial fair values were established by discounting the expected future cash flows with a market discount rate for like maturity and risk instruments. The discount is accreted to income in connection with the expected timing of the related cash flows, and may increase or decrease from period to period due to changes in amounts and timing of expected cash flows from covered loans and OREO.

During the nine months ended September 30, 2012, we recognized $9.2 million of negative accretion related to the FDIC indemnification asset and we further reduced the carrying value of the FDIC indemnification asset by $101.0 million as a result of claims filed with the FDIC as discussed below. The negative accretion resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans as well as an increased amount of accretable yield on our covered loans accounted for under ASC Topic 310-30 and is being recognized over the expected lives of the underlying covered loans as an adjustment to yield. During the nine months ended September 30, 2012, we submitted $109.1 million of loss share claims to the FDIC for the reimbursable portion of losses related to the Hillcrest Bank and Community Banks of Colorado covered assets incurred during the fourth quarter of 2011 and the second quarter of 2012. Included in the $109.1 million were $8.1 million of claims related to additional losses incurred during the period that were not previously considered in the carrying amount of the indemnification asset. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. During the nine months ended September 30, 2012, the FDIC paid $75.9 million, $33.1 million of which was related to losses incurred during the fourth quarter of 2011 and $42.8 million of which was related to losses incurred during the six months ended June 30, 2012 and submitted to the FDIC during the three months ended September 30, 2012. The remaining claimed amounts are anticipated to be received during the fourth quarter of 2012 and are included in other assets.

During the nine months ended September 30, 2011, we received $83.5 million from the FDIC for reimbursement of losses that occurred from the date of acquisition of Hillcrest Bank through June 30, 2011, in accordance with our loss sharing agreements. Included in the $83.5 million received from the FDIC were reimbursements of expenses incurred for the resolution of covered assets netted with recoveries received on covered assets that were not included in the expected cash flows of the indemnification assets. During the nine months ended September 30, 2011, we also recognized negative accretion of $2.2 related to the FDIC indemnification asset.

Within 45 days of the end of each of the loss sharing agreements with the FDIC, we may be required to reimburse the FDIC in the event that the Company’s losses on covered assets do not reach the second tranche in each related loss sharing agreement, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At September 30, 2012 and December 31, 2011, this clawback liability was carried at $30.8 million and $30.0 million, respectively, and is included in Due to FDIC in our consolidated statements of financial condition.

Other real estate owned

OREO is comprised of properties acquired through the foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem loans. We have a dedicated, enterprise-level problem asset resolution team that is actively working to resolve problem loans and to obtain and subsequently sell the underlying collateral. The OREO balance of $129.3 million at September 30, 2012 includes the interests of several outside participating banks totaling $17.1 million, for which an offsetting liability is recorded in other liabilities and excludes $12.2 million of the Company’s minority interests in OREO which are held by outside banks where we were not the lead bank and do not have a controlling interest, for which a receivable is included in other assets. Of the $129.3 million of OREO at September 30, 2012, $64.5 million, or 49.9%, was covered by the loss sharing agreements with the FDIC. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset. During the nine months ended September 30, 2012, the Company sold $50.4 million of OREO, inclusive of realized net gains on these sales of $6.8 million, and during the nine months ended September 30, 2011 the Company sold $30.4 million of OREO, inclusive of realized net losses of $1.0 million. Changes in OREO for the nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	For the nine months ended September 30,
	2012	2011
Balance at December 31	$120,636	$54,078
Transfers from loan portfolio	67,741	74,071
Impairments	(8,638)	(2,847)
Sales, net of gains and losses	(50,394)	(30,397)

Balance at September 30	$129,345	$94,905

At December 31, 2011, $77.1 million, or 63.9%, of OREO was covered by the loss sharing arrangement with the FDIC. Any gains or losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset.

Other Assets

Significant components of other assets were as follows as of the periods indicated (in thousands):

	September 30, 2012	December 31, 2011
FDIC indemnification-claimed	$33,220	$—
Minority interest in participated other real estate owned	12,192	—
Accrued interest on interest bearing bank deposits and investment securities	6,395	5,651
Accrued interest on loans	7,821	10,371
Other receivable from FDIC	566	11,191
Other	11,835	11,629

Total other assets	$72,029	$38,842

The FDIC indemnification-claimed, which is comprised of adjustments to covered assets, reimbursable expenses incurred during the resolution of covered assets, and other miscellaneous adjustments from the FDIC, increased $33.2 million during the nine months ended September 30, 2012 in connection with the loss share claims submitted to the FDIC that remained unpaid as of September 30, 2012.

During the nine months ended September 30, 2012, we recorded $12.2 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO.

During the nine months ended September 30, 2012, the other receivable due from FDIC decreased $10.6 million as settlement items related to the Community Banks of Colorado acquisition in the fourth quarter of 2011 were settled with FDIC.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated (in thousands):

	September 30, 2012	December 31, 2011
Participant interest in other real estate owned	$17,107	$—
Accrued and deferred income taxes payable	19,611	45,081
Accrued interest payable	4,699	11,017
Accrued expenses	17,471	15,916
Warrant liability	5,829	6,845
Other liabilities	1,856	5,816

Total other liabilities	$66,573	$84,675

During the nine months ended September 30, 2012, we recorded $17.1 million of participant interests in other real estate owned which represents participant banks’ interests in properties that we have repossessed. These participant interests are also reflected in our other real estate owned balances.

Accrued and deferred income taxes payable decreased $25.5 million during the nine months ended September 30, 2012 primarily as a result of tax payments paid during that period.

During the nine months ended September 30, 2012, we continued to lower the interest rates on our deposits, coupled with the shift from higher-cost time deposits to lower cost transaction accounts. The lower cost mix of deposits resulted in a decrease in accrued interest payable of $6.3 million from December 31, 2011 to September 30, 2012.

We have outstanding warrants to purchase 830,750 shares of our common stock, which are classified as a liability and included in other liabilities in our consolidated statements of financial condition. The warrants were granted to certain lead stockholders and all warrants have an exercise price of $20.00 per share. The term of the warrants is for ten years and the expiration dates of the warrants range from October 20, 2019 to September 30, 2020. We revalue the warrants at the end of each reporting period using a Black-Scholes model and any change in fair value is reported in the statements of operations as “loss (gain) from change in fair value of warrant liability” in non-interest expense in the period in which the change occurred. The warrant liability decreased $1.0 million during the nine months ended September 30, 2012. The value of the warrant liability, and the expense that results from an increase to this liability, has a direct correlation to our stock price. Accordingly, any increase in our stock price, would result in an increase in the warrant liability and the associated expense. More information on the accounting and measurement of the warrant liability can be found in notes 2 and 19 in our audited consolidated financial statements.

Funding Sources

Deposits from banking clients serve as a primary funding source for our banking operations. Our banking centers function as the primary deposit gathering stations, where we seek to price deposits competitively in accordance with other depository institutions in the area and according to our needs.

In connection with our acquisitions of Bank of Choice in July 2011 and Community Banks of Colorado in October 2011 we transferred approximately $100 million and $174 million, respectively, of holding company cash in the form of capital contributions to NBH Bank to provide sufficient capital for the consummation of those acquisitions. Under our agreements with the OCC and the FDIC, NBH Bank is not permitted to pay any dividends to the holding company prior to December 2013. As such, the funding sources for our holding company are currently limited to the cash on hand at the holding company, which was approximately $103.9 million at September 30, 2012 and $113.6 million at December 31, 2011.

Deposits

Our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We assumed the majority of our deposit accounts with our acquisitions of Bank Midwest and Hillcrest Bank during the fourth quarter of 2010, our acquisition of Bank of Choice in July 2011, and acquisition of the Community Banks of Colorado in October 2011. The deposits were recorded at their estimated fair value and we marked the time deposits assumed in the Bank Midwest transaction up by $0.9 million, which is being amortized as an adjustment to yield over the expected life of the related time deposits. A fair value adjustment was not deemed necessary on the time deposits assumed in the Bank of Choice, Hillcrest Bank, or the Community Banks of Colorado transactions because we had the option to re-price these time deposits at the time of the acquisition.

The following table presents information regarding our deposit composition at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
Non-interest bearing demand deposits	$648,808	15%	$678,735	13%
Interest bearing demand deposits	484,760	11%	537,160	11%
Savings accounts	176,076	4%	169,378	3%
Money market accounts	1,026,862	25%	893,184	18%

Total transaction accounts	2,336,506	55%	2,278,457	45%
Time deposits < $ 100,000	1,216,708	28%	1,680,531	33%
Time deposits > $ 100,000	728,510	17%	1,104,065	22%

Total time deposits	1,945,218	45%	2,784,596	55%

Total deposits	$4,281,724	100%	$5,063,053	100%

During the nine months ended September 30, 2012, our total deposits decreased $781.3 million, as high-priced time deposits assumed in our Hillcrest Bank and Community Banks of Colorado acquisitions matured and were not renewed. Our transaction deposits have been steadily increasing as a result of our strategic shift away from time deposits and to lower cost demand deposits, savings and money market accounts, which is consistent with our client relationship banking strategy. As of September 30, 2012, acquired time deposits, the majority of which we believe were priced above market, represented approximately 15% of outstanding time deposits. Approximately 28% of the remaining acquired time deposits are scheduled to mature by December 31, 2012.

Approximately 62.5% and 60.4% of the time deposits at September 30, 2012 and December 31, 2011, respectively, were for denominations of less than $100,000. The remaining maturities of these time deposits are summarized as follows (in thousands):

	September 30, 2012		December 31, 2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Three months or less	$319,839	0.82%	$446,447	1.22%
Over 3 months through 6 months	234,581	0.73%	345,592	1.09%
Over 6 months through 12 months	319,860	0.69%	627,241	1.11%
Over 12 months through 24 months	257,191	0.91%	180,967	1.54%
Over 24 months through 36 months	49,720	1.68%	34,097	2.00%
Over 36 months through 48 months	19,982	2.02%	23,458	2.61%
Over 48 months through 60 months	10,753	1.57%	17,914	1.93%
Thereafter	4,782	2.43%	4,815	2.72%

Total time deposits < $100,000	$1,216,708	0.85%	$1,680,531	1.24%

Approximately 37.5% and 39.6% of the time deposits at September 30, 2012 and December 31, 2011, respectively, were for denominations of $100,000 or more. The remaining maturities of these time deposits are summarized as follows (in thousands):

	September 30, 2012		December 31, 2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Three months or less	$202,886	1.02%	$300,388	1.41%
Over 3 months through 6 months	120,949	0.91%	209,148	1.25%
Over 6 months through 12 months	157,461	0.87%	387,708	1.41%
Over 12 months through 24 months	141,996	1.04%	128,881	1.64%
Over 24 months through 36 months	56,049	1.70%	18,782	2.03%
Over 36 months through 48 months	30,648	2.15%	31,220	2.67%
Over 48 months through 60 months	16,367	1.58%	25,636	1.87%
Thereafter	2,154	1.94%	2,302	2.90%

Total time deposits > $100,000	$728,510	1.09%	$1,104,065	1.47%

At September 30, 2012, we had $1.4 billion of time deposits that were scheduled to mature within 12 months, $0.5 billion of which are in denominations of $100,000 or more, and $0.9 billion of which are in denominations less than $100,000. The table below highlights the weighted average rate of total time deposits by scheduled maturity date (dollars in thousands):

	September 30, 2012		December 31, 2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Three months or less	$522,725	0.89%	$746,835	1.30%
Over 3 months through 6 months	355,530	0.79%	554,740	1.15%
Over 6 months through 12 months	477,321	0.75%	1,014,949	1.23%
Over 12 months through 24 months	399,187	0.96%	309,848	1.58%
Over 24 months through 36 months	105,769	1.69%	52,879	2.01%
Over 36 months through 48 months	50,630	2.10%	54,678	2.65%
Over 48 months through 60 months	27,120	1.58%	43,550	1.89%
Thereafter	6,936	2.28%	7,117	2.77%

Total time deposits	$1,945,218	0.94%	$2,784,596	1.33%

In connection with our FDIC-assisted bank acquisitions, the FDIC provided Bank of Choice, Hillcrest Bank, and Community Banks of Colorado depositors with the right to redeem their time deposits at any time during the life of the time deposit, without penalty, unless the depositor accepts new terms. At September 30, 2012 and December 31, 2011, the Company had approximately $232.0 million and $1.1 billion, respectively, of time deposits that were subject to the penalty-free withdrawals, the remaining scheduled maturity dates of which are shown below (in thousands):

	September 30, 2012	December 31, 2011
Three months or less	$66,652	$341,875
Over 3 months through 6 months	29,555	215,327
Over 6 months through 12 months	49,976	366,574
Over 12 months through 24 months	21,408	126,585
Over 24 months through 36 months	31,856	16,864
Over 36 months through 48 months	30,723	39,055
Over 48 months through 60 months	1,863	23,513
Thereafter	—	404

Total	$232,033	$1,130,197

Regulatory Capital

Our subsidiary bank and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board, the FDIC and the OCC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Through these judgments, assets are risk weighted according to the perceived risk they pose to capital on a scale of 0% to 100%, with 100% risk-weighted assets signifying higher risk assets that warrant higher levels of capital. While many non-covered assets (particularly loans and OREO) typically fall in to 50% or 100% risk-weighted classifications, our covered assets are all considered to be 20% risk-weighted for risk-based capital calculations.

Typically, banks are required to maintain a tier 1 risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a tier 1 leverage ratio of 4% in order to meet minimum, adequately capitalized regulatory requirements. To be considered well-capitalized (under prompt corrective action provisions), banks must maintain minimum capital ratios of 6% for tier 1 risk-based capital, 10% for total risk-based capital and 5% for the tier 1 leverage ratio. In connection with the approval of the de-novo charters for Hillcrest Bank and NBH Bank, we agreed with our regulators to maintain capital levels of at least 10% tier 1 leverage ratio, 11% tier 1 risk based capital ratio and 12% total risk-based capital ratio at our subsidiary bank(s) through December, 2013. Following the merger of Hillcrest Bank into NBH Bank in November 2011, only NBH Bank remains subject to these capital ratios. In conjunction with the consummation of the Hillcrest Bank and Bank Midwest transactions, the Company contributed $170 million of capital into Hillcrest Bank and $390 million of capital into Bank Midwest to provide each of our subsidiary banks with sufficient capital to meet and exceed the above-mentioned agreed-upon capital ratios. In July 2011, we contributed $100 million to NBH Bank to provide additional capital to fund the acquisition of Bank of Choice from the FDIC. In October 2011, we contributed capital of $174 million to NBH Bank to fund the Community Banks of Colorado acquisition from the FDIC.

At September 30, 2012 and at December 31, 2011, our subsidiary bank(s) and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as is detailed in the table below (dollars in thousands):

	September 30, 2012
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	17.7%	$980,654	N/A	N/A	4%	$221,566
NBH Bank, N.A. (2)	15.9%	865,172	10%	532,508	4%	217,003

Tier 1 risk-based capital ratio (3)
Consolidated	51.6%	$980,654	6%	$114,220	4%	$76,147
NBH Bank, N.A. (2)	46.0%	865,172	11%	206,697	4%	75,162

Total risk-based capital ratio (3)
Consolidated	52.4%	$998,461	10%	$190,367	8%	$152,293
NBH Bank, N.A. (2)	47.0%	882,979	12%	225,487	8%	150,325

	December 31, 2011
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	15.1%	$949,154	N/A	N/A	4%	$251,514
NBH Bank, N.A. (2)	13.4%	828,321	10%	616,919	4%	246,768

Tier 1 risk-based capital ratio (3)
Consolidated	49.9%	$949,154	6%	$114,077	4%	$76,051
NBH Bank, N.A. (2)	44.2%	828,321	11%	206,258	4%	75,003

Total risk-based capital ratio (3)
Consolidated	50.5%	$960,681	10%	$190,129	8%	$152,103
NBH Bank, N.A. (2)	44.8%	839,848	12%	225,009	8%	150,006

(1)	These ratio requirements are reflective of the agreements the Company has made with its various regulators in connection with the approval of the de novo charter for NBH Bank, N.A., as described above.
(2)	In November 2011, Hillcrest Bank, N.A. was merged into NBH Bank, N.A. The capital ratios shown are reflective of the merger.
(3)	Due to the conditional guarantee represented by the loss sharing agreements, the FDIC indemnification asset and covered assets are risk-weighted at 20% for purposes of risk-based capital computations.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges, bank card income and FDIC loss sharing income. Our primary operating expenses, aside from interest expense, consist of salaries and employee benefits, professional fees, occupancy costs, and data processing expense.

Overview of Results of Operations

The nine months ended September 30, 2012 represents our first three full quarters with the operations of all of our acquisitions. We earned $1.6 million during the first quarter of 2012, $2.7 million during the second quarter of 2012 and during the third quarter of 2012 we incurred a net loss of $7.9 million, which was largely attributable to expenses incurred in connection with our initial public offering in September 2012. These results reflect the increased revenues and expenses associated with our acquisitions of Bank of Choice and Community Banks of Colorado in the second half of 2011, in addition to the further build-out of our business development and operational functions that support our banking activities and the continued integration of our acquisitions. We completed the integration of Community Banks of Colorado in May 2012 and the integration of Bank of Choice in July 2012. During the three and nine months ended September 30, 2012 we continued to benefit from the strong yields on our loan portfolio while our dedicated workout group actively worked to resolve our acquired troubled loans. The activity in this resolution process is evidenced by the elevated levels of OREO related expenses and problem loan expenses. During the nine months ended September 30, 2012, in addition to net transfers of $38.6 million of non-accretable difference to accretable yield to be recognized in future periods, we recorded $25.3 million of provision for loan losses, $17.4 million of which was related to loans accounted for under ASC Topic 310-30 and $7.9 million of which was related to loans not accounted for under ASC Topic 310-30. The FDIC coverage of these impairments is reflected in the estimated cash flows underlying the FDIC indemnification asset.

Net Interest Income

We regularly review net interest income metrics to provide us with indicators of how the various components of net interest income are performing. We regularly review: (i) our deposit mix and the cost of deposits; (ii) our loan mix and the yield on loans; (iii) the investment portfolio and the related yields; and (iv) net interest income simulations for various forecast periods.

The following tables present the components of net interest income for the periods indicated. Prior to our acquisition of Hillcrest Bank on October 22, 2010, we did not have any banking operations and subsequent to the Hillcrest Bank acquisition, we have completed three other acquisitions: Bank Midwest on December 10, 2010, Bank of Choice on July 22, 2011 and Community Banks of Colorado on October 21, 2011. As a result, the comparability of the periods presented in the tables below related to 2011 is limited. The tables include: (i) the average daily balances of interest-earning assets and interest bearing liabilities; (ii) the average daily balances of non-interest earning assets and non-interest bearing and liabilities; (iii) the total amount of interest income earned on interest-earning assets; (iv) the total amount of interest expense incurred on interest-bearing liabilities; (v) the resultant average yields and rates; (vi) net interest spread; and (vii) net interest margin, which represents the difference between interest income and interest expense, expressed as a percentage of interest-earning assets. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest-earning assets and are excluded from this presentation for timeframes prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale. Non-accrual and restructured loan balances are included in the average loan balances; however, the forgone interest on non-accrual and restructured loans is not included in the dollar amounts of interest earned. All amounts presented are on a pre-tax basis.

	Three months ended September 30, 2012			Three months ended June 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets:
310-30 loans	$990,661	$24,008	9.64%	$1,108,322	$25,694	9.32%
Non 310-30 loans (1)(2)	968,652	16,097	6.61%	927,688	16,900	7.33%
Investment securities available-for-sale	1,747,254	9,302	2.12%	1,759,623	10,124	2.31%
Investment securities held-to-maturity	683,700	5,888	3.43%	738,196	6,330	3.45%
Other securities	33,067	377	4.54%	31,943	384	4.84%
Interest-bearing deposits	595,383	370	0.25%	650,759	413	0.26%

Total interest earning assets	$5,018,717	$56,042	4.44%	$5,216,531	$59,845	4.61%

Cash and due from banks	66,467			70,805
Other assets	585,735			623,648
Allowance for loan losses	(15,817)			(11,375)

Total assets	$5,655,102			$5,899,609

Interest bearing liabilities:
Savings deposits and interest bearing checking	$1,696,972	$1,341	0.31%	$1,705,916	$1,364	0.32%
Time deposits	2,063,622	5,178	1.00%	2,298,782	6,536	1.14%
Securities sold under agreements to repurchase	53,073	27	0.20%	62,124	32	0.21%

Total interest bearing liabilities	$3,813,667	$6,546	0.68%	$4,066,822	$7,932	0.78%

Demand deposits	636,277			622,936
Other liabilities	107,415			115,032

Total liabilities	4,557,359			4,804,790

Stockholders’ equity	1,097,743			1,094,819

Total liabilities and stockholders’ equity	$5,655,102			$5,899,609

Net interest income		$49,496			$51,913

Interest rate spread			3.76%			3.83%
Net interest earning assets	$1,205,050			$1,149,709

Net interest margin			3.92%			4.00%
Ratio of average earning assets to average interest bearing liabilities	131.60%			128.27%

(1)	Originated loans are net of deferred loan fees, less costs.
(2)	Loan fees, less costs on originated loans, are included in interest income.

During the three months ended September 30, 2012, the net interest margin narrowed by 0.08% and our interest rate spread narrowed by 0.07% compared to the three months ended June 30, 2012. The decrease in net interest margin was primarily driven by a 3.8% reduction in interest earning assets as we successfully exited non-strategic loans and slightly reduced the investment portfolio. In addition, the third quarter net interest margin equaled 3.92% representing a narrowing of 8 basis points from the prior quarter as the continued low interest rate environment provided lower reinvestment yields for the investment portfolio coupled with lower prepayments on acquired non 310-30 loans, thereby decreasing the accelerated recognition of acquisition discounts. The net interest margin also benefited from a 0.10% decrease in our cost of interest earning liabilities as we continue to execute our strategy of transitioning to lower cost transaction accounts and away from many of the high-priced time deposits that our acquired troubled banks relied upon. Progress on our deposit mix was evidenced by a $235.2 million decrease in time deposits as we rolled off high-priced time deposits, many of which were acquired with our Hillcrest Bank and Community Banks of Colorado acquisitions. We continued to earn strong yields on our loan portfolio, as evidenced by a total loan portfolio yield of 8.14% during the three months ended September 30, 2012; however the total loan portfolio yield decreased 0.27% during the quarter. The strong loan yields, particularly on our portfolio of loans accounted for under ASC Topic 310-30, are attributable to the accretion of accretable yield on those loans and increases in the yield on this portfolio are a result of the effects of life-to-date transfers of non-accretable difference to accretable yield that are being recognized over the remaining life of these loans. As a result, we expect downward pressure on our interest income to the extent that the runoff of our acquired loan portfolio is not replaced with comparable high-yielding loans. Note 2 to our audited consolidated financial statements provides more information on the accounting treatment of acquired loans. The yield on the investment securities portfolio decreased 0.16% during the three months ended September 30, 2012, as higher yielding securities paydown and are replaced with lower yielding securities.

The table below presents the components of net interest income for the three months ended September 30, 2012 and 2011:

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets:
310-30 loans	$990,661	$24,008	9.64%	$724,874	$16,215	8.87%
Non 310-30 loans (1)(2)	968,652	16,097	6.61%	938,602	17,713	7.49%
Investment securities available-for-sale	1,747,254	9,302	2.12%	1,977,461	15,754	3.16%
Investment securities held-to-maturity	683,700	5,888	3.43%	—	—	0.00%
Other securities	33,067	377	4.54%	18,760	276	5.84%
Interest-bearing deposits	595,383	370	0.25%	1,175,252	609	0.21%

Total interest earning assets	$5,018,717	$56,042	4.44%	$4,834,949	$50,567	4.15%

Cash and due from banks	66,467			56,676
Other assets	585,735			488,437
Allowance for loan losses	(15,817)			(9,567)

Total assets	$5,655,102			$5,370,495

Interest bearing liabilities:
Savings deposits and interest bearing checking	$1,696,972	$1,341	0.31%	$1,305,282	$1,501	0.46%
Time deposits	2,063,622	5,178	1.00%	2,402,074	8,263	1.36%
Securities sold under agreements to repurchase	53,073	27	0.20%	42,664	50	0.46%

Total interest bearing liabilities	$3,813,667	$6,546	0.68%	$3,750,020	$9,814	1.04%

Demand deposits	636,277			423,646
Other liabilities	107,415			106,800

Total liabilities	4,557,359			4,280,466

Stockholders’ equity	1,097,743			1,090,029

Total liabilities and stockholders’ equity	$5,655,102			$5,370,495

Net interest income		$49,496			$40,753

Interest rate spread			3.76%			3.11%
Net interest earning assets	$1,205,050			$1,084,929

Net interest margin			3.92%			3.35%
Ratio of average earning assets to average interest bearing liabilities	131.60%			128.93%

(1)	Originated loans are net of deferred loan fees, less costs.
(2)	Loan fees, less costs on originated loans, are included in interest income.

The table below presents the components of net interest income for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest earning assets:
310-30 loans	$1,113,860	$76,251	9.14%	$590,322	$39,693	8.99%
Non 310-30 loans (1)(2)	948,367	53,039	7.47%	930,690	49,780	7.15%
Investment securities available-for-sale	1,822,474	34,321	2.52%	1,841,959	44,250	3.21%
Investment securities held-to-maturity	482,466	12,429	3.44%	—	—	0.00%
Other securities	31,380	1,142	4.86%	18,367	780	5.68%
Interest-bearing deposits	835,543	1,595	0.26%	995,812	1,717	0.23%

Total interest earning assets	$5,234,090	$178,777	4.56%	$4,377,150	$136,220	4.16%

Cash and due from banks	70,108			47,483
Other assets	618,800			472,633
Allowance for loan losses	(11,192)			(3,718)

Total assets	$5,911,806			$4,893,548

Interest bearing liabilities:
Savings deposits and interest bearing checking	$1,690,942	$4,309	0.34%	$1,080,297	$4,363	0.54%
Time deposits	2,313,238	19,713	1.14%	2,277,627	26,294	1.54%
Securities sold under agreements to repurchase	54,860	88	0.21%	31,577	91	0.39%

Total interest bearing liabilities	$4,059,040	$24,110	0.79%	$3,389,501	$30,748	1.21%

Demand deposits	634,881			354,212
Other liabilities	122,751			117,415

Total liabilities	4,816,672			3,861,128

Stockholders’ equity	1,095,134			1,032,420

Total liabilities and stockholders’ equity	$5,911,806			$4,893,548

Net interest income		$154,667			$105,472

Interest rate spread			3.77%			2.95%
Net interest earning assets	$1,175,050			$987,649

Net interest margin			3.95%			3.22%
Ratio of average earning assets to average interest bearing liabilities	128.95%			129.14%

(1)	Originated loans are net of deferred loan fees, less costs.
(2)	Loan fees, less costs on originated loans, are included in interest income.

Net interest income totaled $154.7 million and $105.5 million for the nine months ended September 30, 2012 and 2011, respectively, with the increase primarily attributable to the increase in average interest-earning assets that resulted from the Bank of Choice and Community Banks of Colorado acquisitions in the second half of 2011. Average investment securities, measured from the date of settlement, comprised $2.3 billion, or 44.0%, of total average interest-earning assets during the nine months ended September 30, 2012. Average loans made up $2.1 billion, or 39.4%, of total average interest-earning assets during the nine months ended September 30, 2012.

The following table summarizes the changes in net interest income by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates.

	Three Months Ended September 30, 2012 Compared To			Nine Months Ended September 30, 2012 Compared To
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate (3)	Net
	(In thousands)			(In thousands)
Interest income:
310-30 loans	$5,945	$1,848	$7,793	$35,202	$1,356	$36,558
Non 310-30 loans (1)(2)	567	(2,183)	(1,616)	946	2,313	3,259
Investment securities available-for-sale	(1,834)	(4,618)	(6,452)	(468)	(9,461)	(9,929)
Investment securities held-to-maturity	5,888	—	5,888	12,429	—	12,429
Other securities	210	(109)	101	553	(191)	362
Interest bearing deposits	(300)	61	(239)	(277)	155	(122)

Total interest income	$10,476	$(5,001)	$5,475	$48,385	$(5,828)	$42,557

Interest expense:
Savings deposits and interest bearing checking	$450	$(610)	$(160)	$2,466	$(2,520)	$(54)
Time deposits	(1,164)	(1,921)	(3,085)	411	(6,992)	(6,581)
Securities sold under agreements to repurchase	12	(35)	(23)	67	(70)	(3)

Total interest expense	(702)	(2,566)	(3,268)	2,944	(9,582)	(6,638)

Net change in net interest income	$11,178	$(2,435)	$8,743	$45,441	$3,754	$49,195

(1)	Originated loans are net of deferred loan fees, less costs.
(2)	Loan fees, less costs on originated loans, are included in interest income over the life of the loan.
(3)	Also includes changes due to number of days.

The vast majority of our loans were acquired and were subject to acquisition accounting guidance whereby the assets and liabilities, including loans, were recorded at fair value at the date of acquisition. The accretable yield on our loans accounted for under ASC Topic 310-30 and the fair value adjustments on our acquired loans excluded from ASC Topic 310-30 are being accreted to income over the life of the loans as an adjustment to yield and, as a result, a significant portion of our interest income on loans is attributable to this accretion. Our acquired loans generally produce higher yields than our originated loans due to the recognition of accretion of interest rate adjustments and accretable yield. As a result, we expect downward pressure on our interest income to the extent that the runoff of our acquired loan portfolio is not replaced with comparable high-yielding loans. Note 2 to our audited consolidated financial statements provides more information on the accounting treatment of acquired loans.

Our rates on deposits have been higher than the average in the markets in which we operate, primarily because our acquired banks had their deposit rates higher than market at the time we acquired them. Since our first quarter of banking operations, we have been steadily lowering deposit rates as we shift towards a more client relationship based banking strategy and focus on lower cost transaction accounts.

Below is a breakdown of deposits and the average rates paid during the periods indicated (in thousands):

	For the three months ended
	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing demand	$636,277	0.00%	$622,936	0.00%	$645,972	0.00%	$625,884	0.00%	$423,646	0.00%	$321,766	0.00%
Interest bearing demand	500,240	0.22%	523,202	0.24%	532,574	0.32%	506,257	0.38%	459,573	0.33%	230,157	0.16%
Money market accounts	1,014,793	0.39%	995,668	0.40%	955,983	0.46%	924,432	0.46%	722,203	0.58%	664,168	0.70%
Savings accounts	181,939	0.14%	187,046	0.16%	181,332	0.19%	161,604	0.19%	123,324	0.21%	108,520	0.33%
Time deposits	2,063,622	1.00%	2,298,782	1.14%	2,580,053	1.25%	2,931,920	1.26%	2,402,074	1.36%	2,180,026	1.56%

Total average deposits	$4,396,871	0.59%	$4,627,634	0.69%	$4,895,914	0.79%	$5,150,097	0.84%	$4,130,820	0.94%	$3,504,637	1.12%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The determination of the ALL, and the resultant provision for loan losses, are subjective and involve estimates and assumptions.

Losses incurred on covered loans are reimbursable at the applicable loss share percentages in accordance with the loss-sharing agreements with the FDIC. Accordingly, any provisions made that relate to covered loans are partially offset by a corresponding increase to the FDIC indemnification asset and FDIC loss sharing income in non-interest income. Below is a summary of the provision for loan losses for the periods indicated (in thousands):

	For the three months ended September 30		For the nine months ended September 30
	2012	2011	2012	2011
Provision for impairment on loans accounted for under ASC Topic 310-30	$3,663	$—	$17,398	$3,238
Provision for loan losses	1,600	3,760	7,927	13,208

Total provision for loan losses	$5,263	$3,760	$25,325	$16,446

The provisions for loan losses charged to non 310-30 loans were related to a combination of providing an ALL for new loans, changes in the market conditions and qualitative factors used in analyzing the ALL and specific impairments on non-covered loans. Through the re-measurement process, we recorded $17.4 million of provision for loans accounted for under ASC Topic 310-30 to reflect decreased expected future cash flows, which was primarily driven by our commercial and industrial, commercial real estate and land pools. One commercial real estate pool contributed $6.7 million, or 38.4% of the total impairment and one land pool contributed $4.9 million, or 28.3%, of the total impairment for the nine months ended September 30, 2012. The decreases in expected future cash flows are reflected immediately in our financial statements. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods, and during the nine months ended September 30, 2012, we transferred $38.6 million, net, from non-accretable difference to accretable yield to reflect an increase in expected future cash flows on loans accounted for under ASC Topic 310-30.

Non-Interest Income

For the three and nine months ended September 30, 2012 and 2011, service charges comprised the largest component of our non-interest income. Service charges represent various fees charged to clients for banking services, including fees such as non-sufficient funds charges, overdraft fees, and service charges on deposit accounts. Service charges increased $1.0 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, however, service charges declined $0.3 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, partially as a result of a change in the order of overdraft processing from highest items presented first, to ordered as presented. Additionally, we increased our overdraft charges to be more competitive in our markets. FDIC loss sharing income represents the income or loss recognized in connection with our loss sharing agreements with the FDIC, and is discussed in greater detail below. During the third quarter of 2011, we recognized a $60.5 million bargain purchase gain on the acquisition of Bank of Choice. The table below details the components of non-interest income during the three and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
FDIC loss sharing income (expense)	$(1,329)	$(6,226)	$113	$173
Service charges	4,466	4,717	13,170	12,180
Bank card fees	2,484	1,856	7,168	5,396
Bargain purchase gain	—	60,520	—	60,520
Gain on sale of mortgages, net	283	356	886	817
Gain on sale of securities, net	—	(813)	674	(621)
Gain on recoveries of previously charged-off acquired loans	837	3,423	2,627	3,470
Other non-interest income	1,322	233	3,744	2,224

Total non-interest income	$8,063	$64,066	$28,382	$84,159

Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. These transactional charges totaled $2.5 million and $1.9 million during the three months ended September 30, 2012 and 2011, and $7.2 million and $5.4 million during the nine months ended September 30, 2012 and 2011. Bank of Choice and Community Banks of Colorado had substantially fewer debit cards issued and, as a result, the addition of those banks’ bank card fees did not mirror that of NBH Bank during similar time periods. Other bank card fees include merchant services fees and credit card fees.

Gain on recoveries of previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor bank prior to takeover by the FDIC. A portion of these recoveries are shared with the FDIC and the sharing of these recoveries is reflected as reimbursement to FDIC for recoveries on non-covered loans.

FDIC Loss Sharing Income (Expense)

FDIC loss sharing income (expense) represents the income or loss recognized in connection with the changes in the FDIC indemnification asset and the clawback liability, in addition to the actual reimbursement of costs/recoveries of resolution of covered assets from the FDIC. The primary drivers of the FDIC loss sharing income (expense) are the FDIC reimbursements of the costs of resolving covered assets and the accretion related to the indemnification asset.

Activity in the FDIC loss sharing income (expense) during the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
FDIC indemnification asset accretion	$(2,832)	$(5,976)	$(9,165)	$(2,237)
Clawback liability amortization	(355)	(180)	(1,066)	(507)
Clawback liability remeasurement	(820)	—	247	(1,152)
Reimbursement to FDIC for gain on sale of and income from covered OREO	(1,842)	(535)	(1,408)	(652)
Reimbursement to FDIC for recoveries on non-covered loans	(2)	(1,181)	(3)	(1,204)
FDIC reimbursement of costs of resolution of covered assets	4,522	1,646	11,508	5,925

Total	$(1,329)	$(6,226)	$113	$173

We recorded the FDIC indemnification asset at its estimated fair value of $159.7 million at the date of the Hillcrest Bank acquisition and an additional $151.0 million at the date of the Community Banks of Colorado acquisition. The initial fair values were established by discounting the expected future cash flows with a market discount rate for like maturity and risk instruments. The discount is accreted to income in connection with the expected timing of the related cash flows, and may increase or decrease from period to period due to changes in amounts and timing of expected cash flows from covered loans and OREO.

During the three and nine months ended September 30, 2012, we recognized $2.8 million and $9.2 million of negative accretion related to the FDIC indemnification asset. The negative accretion in 2012 resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the remaining expected lives of the underlying covered loans as an adjustment to yield. Pools with a decrease in expected cash flows resulted in a $17.4 million provision for loan loss on loans accounted for under ASC Topic 310-30 during the nine months ended September 30, 2012.

During the three and nine months ended September 30, 2011, we recognized negative accretion on the FDIC indemnification asset of $6.0 million and $2.2 million, respectively. Prior to the three months ended September 30, 2011, we were recognizing accretion income on the FDIC indemnification asset pending the first receipt of loss-share reimbursements.

In September 2011, we received our first payment of $83.5 million from the FDIC for reimbursement of losses that occurred from the date of acquisition of Hillcrest Bank through June 30, 2011, and in December 2011, we received $5.6 million for reimbursements of losses that occurred during the third quarter of 2011, all in accordance with our loss sharing agreements. As part of the FDIC loss sharing agreement, we share equally in recoveries of loans that had been previously charged-off by the acquired institution (Hillcrest Bank and Community Banks of Colorado in this case) with the FDIC. This recovery-sharing arrangement resulted in $1.2 million of expense during the three and nine months ended September 30, 2011 that represents our reimbursement to the FDIC for their portion of these recoveries and is represented in the above table as “Reimbursement to FDIC for recoveries on non-covered loans.”

Non-Interest Expense

Our operating strategy is to capture the efficiencies available by consolidating the operations of our acquisitions and several of our key operating objectives affect our non-interest expense. First, immediately following each of our four acquisitions, we began efforts to consolidate as many functions as possible and we completed the conversion to our new data processing platform in phases. The first phase was completed during the second quarter of 2011, and the second phase was completed during the fourth quarter of 2011 in connection with the merger of Hillcrest Bank into NBH Bank under a single charter. Our Community Banks of Colorado and Bank of Choice acquisitions were converted in May 2012 and July 2012, respectively. We incurred significant professional fees related to the preparation and conversion of these acquisitions. Second, we believe the merger of Hillcrest Bank into NBH Bank, as well as the conversion and integration of Bank of Choice and Community Banks of Colorado, will provide opportunities to further streamline operations and increase efficiencies. Third, our business strategy includes growth strategies that may require added expenses to be incurred as we grow our operations through acquisitions and organic growth.

We incurred certain expenses in connection with our initial public offering that significantly impacted our earnings. We did not sell new shares in our initial public offering, and as a result, none of those expenses were offset against any proceeds, but were expensed. Such expenses included underwriting discounts and related fees, listing fees on the New York Stock Exchange and related registration and filing fees, printing fees, legal and accounting expenses. These expenses totaled approximately $8.0 million during the nine months ended September 30, 2012. Additionally, we incurred stock based compensation on awards that had a public listing vesting requirement. As discussed below, in September 2012, we incurred $4.9 million of stock-based compensation that had previously been deferred.

The table below details non-interest expense for the periods presented (in thousands):

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Salaries and employee benefits	$27,182	$22,098	$72,226	$52,115
Occupancy and equipment	5,570	4,392	14,845	9,652
Professional fees	2,669	3,101	8,612	7,372
Telecommunications and data processing	4,475	3,754	11,694	8,675
Marketing and business development	1,760	1,229	4,290	2,972
Other real estate owned expenses	3,468	1,013	12,152	5,466
Problem loan expenses	2,267	341	6,704	2,366
Intangible asset amortization	1,353	1,122	4,020	3,079
FDIC deposit insurance	1,152	893	3,664	3,333
ATM/debit card expenses	1,102	664	3,100	2,057
Initial public offering related expenses	7,566	600	7,974	600
Acquisition related costs	—	3,819	870	4,293
Loss (gain) from change in fair value of warrant liability	(1,154)	—	(1,017)	791
Other non-interest expense	2,547	3,633	9,097	7,036

Total non-interest expense	$59,957	$46,659	$158,231	$109,807

The largest component of non-interest operating expense is salaries and employee benefits. Exclusive of stock-based compensation expense noted below, salaries and employee benefits totaled $20.4 million and $16.3 million for the three months ended September 30, 2012 and 2011, and $61.3 million and $37.6 million for the nine months ended September 30, 2012 and 2011. Increases reflect staff added as part of the Bank of Choice and Community Banks of Colorado acquisitions in the second half of 2011 along with addition of several key corporate and sales staff during 2012.

Salaries and employee benefits included $6.7 million and $5.8 million of stock-based compensation expense during the three months ended September 30, 2012 and 2011, respectively, and $10.9 million and $14.5 million during the nine months ended September 30, 2012 and 2011, respectively. The expense associated with stock-based compensation is being recognized by tranche over the requisite service period and at September 30, 2012, there was $3.7 million of total unrecognized compensation expense related to non-vested stock options and $3.3 million of total unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 0.8 years and 0.8 years, respectively.

Aside from the $4.9 million of catch-up expense related to our initial public offering, stock-based compensation continues to trend downward as a result of the vesting schedules of awards granted early in the Company’s formation, as is discussed in more detail below. However, in accordance with ASC 718, and as further discussed below, prior to our initial public offering, we were not recognizing the expense related to any awards that have a vesting requirement of the Company’s shares becoming publicly listed on a national exchange. Upon listing on a national exchange, we immediately recognized a catch-up expense of $4.9 million for the portion of the expense that had been deferred until that vesting criterion is met. The valuation methodologies employed in determining the expense associated with stock-based compensation vary widely, as do the award types and the subjective assumptions used in those valuation methodologies. As a result, these differences in practice can have a material impact on the financial performance of us or our peers, and can limit meaningful comparisons between our performance over different periods and the performance results of our peers.

Occupancy and equipment expense totaled $5.6 million and $4.4 million for the three months ended September 30, 2012 and 2011, and $14.8 million and $9.7 million for the nine months ended September 30, 2012 and 2011. The increases were driven by the impact of our Bank of Choice and Community Banks of Colorado acquisitions in the second half of 2011 and were primarily the result of increased depreciation expense on the premises and equipment associated with the those acquisitions.

Professional fees totaled $2.7 million and $3.1 million for the three months ended September 30, 2012 and 2011, and $8.6 million and $7.4 million for the nine months ended September 30, 2012 and 2011. The fluctuations were driven by the impact of our Bank of Choice and Community Banks of Colorado acquisitions in the second half of 2011 and the timing of our conversions as we have converted all four acquisitions onto a common operating platform.

Telecommunications and data processing expense totaled $4.5 million and $3.8 million for the three months ended September 30, 2012 and 2011, an increase of $0.7 million, and $11.7 million and $8.7 million for the nine months ended September 30, 2012 and 2011, an increase of $3.0 million. The increases were primarily due to the impact of our Bank of Choice and Community Banks of Colorado acquisitions in the second half of 2011 coupled with conversion fees related to the Bank of Choice conversion that was completed early in the third quarter of 2012. Telecommunications and data processing expenses contain both fixed costs and volume-based components driven by the number of client accounts. While there is a cost associated with each additional account, additional efficiencies are available due to a lower incremental cost per account at higher levels of account volume.

Significant components of our non-interest expense are our problem loan expenses and OREO related expenses. We incur these expenses in connection with the resolution process of our acquired troubled loan portfolios. During the nine months ended September 30, 2012, we incurred $12.2 million of OREO related expenses and $6.7 million of problem loan expenses. Of the $18.9 million in collective OREO and problem loan expenses incurred during the nine months ended September 30, 2012, $16.2 million was covered by loss sharing agreements with the FDIC. The losses on covered assets that are reimbursable from the FDIC are based on the book value of the related covered assets as determined by the FDIC at the date of acquisition, and the FDIC’s book value does not necessarily correlate with our book value of the same assets. This difference is primarily because we recorded the OREO at fair value at the date of acquisition in accordance with applicable accounting guidance. Any losses recorded after the acquisition date are recorded at the full-loss value in other non-interest expense, and any related reimbursement from the FDIC is recorded in non-interest income as FDIC loss sharing income.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes. Under this guidance, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax planning strategies varies, adjustments to the carrying value of the deferred tax assets and liabilities may be required.

Valuation allowances are based on the “more likely than not” criteria of ASC 740. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Interest and penalties on uncertain tax positions are recognized as a component of income tax expense. If our assessment of whether a tax position meets or no longer meets the more likely than not threshold were to change, adjustments to income tax benefits may be required.

Income tax expense totaled $0.2 million for the three months ended September 30, 2012, as compared with $20.6 million for the three months ended September 30, 2011. These amounts equate to effective tax expense rates of 3.0% and 38.0% for the respective periods. Income tax expense for the nine months ended September 30, 2012 and 2011 totaled $3.0 million and $23.9 million, respectively, equating to effective tax expense rates of 599.4% and 37.7%.

The increase in the effective tax rate for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, is primarily attributable to $8.0 million of expenses associated with the initial public offering of our stock which are non-deductible for income tax purposes. This amount represents a significant portion of the loss before income taxes for the nine months ended September 30, 2012 and no income tax benefit is recorded on these expenses.

While our marginal tax rate (the rate we pay on each incremental dollar of earnings) is approximately 39%, our effective tax rate (income tax expense divided by income before income taxes) for a given period is driven largely by income and expense items that are non-taxable or non-deductible for the calculation of income tax expense. Due to non-deductible expenses accounting for a significant portion of our loss before income taxes for the nine months ended September 30, 2012, our effective tax expense rate of 599.4% is inflated and therefore not comparable to prior periods. We expect our effective tax rate to be more consistent with our marginal tax rate in future periods.

Additional information regarding income taxes can be found in note 22 of our audited consolidated financial statements.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investment. Liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and are detailed in the table below as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Cash and due from banks	$65,452	$93,862
Due from Federal Reserve Bank of Kansas City	496,893	1,421,734
Federal funds sold and interest bearing bank deposits	102,354	112,541
Pledgeable investment securities, at fair value	2,179,277	1,670,924

Total	$2,843,976	$3,299,061

Total liquidity decreased $455.1 million from December 31, 2011 to September 30, 2012. The decrease was largely driven by our roll off of high-priced time deposits.

Our acquisitions have significantly increased our liquidity position. Net of settlement amounts paid to the respective sellers, we acquired $1.5 billion of cash and cash equivalents and $290.6 million of investment securities available-for-sale in our completion of the Hillcrest Bank and Bank Midwest acquisitions. Our acquisitions of the Bank of Choice and Community Banks of Colorado provided $402.0 million and approximately $250.2 million of additional cash, respectively, as the FDIC contributed cash as a part of the purchase discount in each of these transactions.

Aside from the deployment of our capital and cash received from acquisitions, our primary sources of funds are deposits from clients, prepayments and maturities of loans and investment securities, the sale of investment securities, reimbursement of covered asset losses from the FDIC and the funds provided from operations. Additionally, we anticipate having access to third party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity would provide adequate funding and liquidity for at least a 12 month period.

Our primary uses of funds are loan originations, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses and debt payments, particularly subsequent to acquisitions. For additional information regarding our operating, investing, and financing cash flows, see our consolidated statements of cash flows in the accompanying unaudited consolidated financial statements.

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay offs and pay downs of loans and sales and purchases of investment securities. At September 30, 2012, unencumbered investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. The fair value of our collective investment securities portfolio totaled $2.4 billion at September 30, 2012. Included in the $2.4 billion were pre-tax net unrealized gains of $53.9 million. The gross unrealized gains are detailed in note 2 of our consolidated financial statements for the three and nine months ended September 30, 2012. As of September 30, 2012, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises, and prime auto asset-backed securities. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

Through September 30, 2012, the majority of our capital expenditures have been through our acquisitions and the related subsequent banking center purchases. Aside from these, our capital outlays were $35.9 million for the first nine months ended September 30, 2012 and $21.8 million during 2011. The majority of capital outlays were related to the development and implementation of our new operating platform and the build out of the new facilities in downtown Kansas City, Missouri that were completed during the summer of 2011 and now house a significant portion of our operations and the purchase of banking center assets from the FDIC subsequent to our acquisitions.

At present, financing activities are limited to changes in repurchase agreements, time deposits, the clawback liability and the repayment of any FHLB advances assumed in acquisitions. Maturing time deposits, and holders of $232.0 million of time deposits assumed in the Hillcrest Bank, Bank of Choice, and Community Banks of Colorado acquisitions that have not accepted new terms, represent a potential use of funds, as the depositors have the option to move the funds without penalty. As of September 30, 2012, $1.4 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy with lower cost transaction accounts, we expect to replace a significant portion of those maturing time deposits.

In July 2011, we joined the FHLB of Des Moines and since have purchased $7.5 million of FHLB stock as is required by the membership agreement. Through this relationship, we anticipate that we could obtain additional liquidity by pledging unencumbered qualifying loans through borrowings from the FHLB.

As the Company matures, we expect that our liquidity at the holding company will subsequently decrease as we continue to deploy available capital and until such time that our subsidiary bank is permitted to pay, and does pay dividends up to the holding company, which is discussed more below. Additionally, our liquidity may fluctuate due to changes in unencumbered investment securities in response to changes in loan and deposit balances.

NBH Bank is prohibited from paying dividends to the holding company until December 2013. As a result, the holding company’s current sources of funds are limited to cash and cash equivalents on hand, which totaled $103.9 million at September 30, 2012. The holding company may seek to borrow funds and raise capital in the future, the success and terms of which will be subject to market conditions and other factors.

On October 31, 2012, our board of directors approved a $25 million share repurchase and declared a quarterly dividend of $0.05 per share, payable on December 14, 2012, to holders of record on November 30, 2012. See “Risk Factors—Risks Relating to Our Class A Common Stock—Our ability to pay dividends is subject to regulatory limitations and our bank subsidiary’s ability to pay dividends to us, which is also subject to regulatory limitations” in the prospectus dated September 19, 2012 included in our registration statement filed on Form S-1 with the Securities and Exchange Commission (file number 333-177971).

Through September 30, 2012, stockholders’ equity has been most significantly impacted by the repurchase of 6,382,024 shares in 2010 in connection with achieving compliance following the January 6, 2010 and April 23, 2010 interpretive guidance issued on the FDIC Policy Statement, changes in unrealized gains on securities, net of tax, and the retention of earnings. Exclusive of the $127.6 million reduction in stockholders’ equity related to the stock repurchase in 2010, stockholders’ equity has increased $122.2 million since our initial capital raise in 2009.

As was discussed under “—Regulatory Capital,” we have agreed to maintain capital levels of at least 10% tier 1 leverage ratio, 11% tier 1 risk-based capital ratio and 12% total risk-based capital ratio at NBH Bank, N.A. until December 2013, and at September 30, 2012 and at December 31, 2011, NBH Bank exceeded all capital requirements to which it was subject.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risks that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. At September 30, 2012 and December 31, 2011, the Company had loan commitments totaling $352.8 million and $341.1 million, respectively, and standby letters of credit that totaled $11.3 million and $20.0 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Asset/Liability Management and Interest Rate Risk

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing earnings and preserving adequate levels of liquidity and capital. The asset and liability management function is under the guidance of the Asset Liability Committee from direction of the board of directors. The Asset Liability Committee meets monthly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions and rates. The Asset Liability Committee also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.

Management and the board of directors are responsible for managing interest rate risk and employing risk management policies that monitor and limit this exposure. Interest rate risk is measured using net interest income simulations and market value of portfolio equity analyses. These analyses use various assumptions, including the nature and timing of interest rate changes, yield curve shape, prepayments on loans, securities and deposits, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows.

Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows.

We also analyze the economic value of equity as a secondary measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the market value of assets less the market value of liabilities. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to our future earnings and is used in conjunction with the analyses on net interest income.

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at September 30, 2012. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2012:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income

200	9.07%

100	5.47%

-50	-1.89%

Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown above do not include actions that management may undertake to manage the risks in response to anticipated changes in interest rates and actual results may also differ due to any actions taken in response to the changing rates.

The federal funds rate is the basis for overnight funding and the market expectations for changes in the federal funds rate influence the yield curve. The federal funds rate is currently at 0.25% and has been since December 2008. Should interest rates decline further, net interest margin and net interest income would be compressed given the current mix of rate sensitive assets and liabilities.

With the current low interest rate environment many borrowers are seeking longer term fixed rate loans, however, as part of the asset/liability management strategy, we have emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. Additionally, the scheduled maturity and planned exit strategy of our existing loan portfolio, particularly our covered loans, is generally short-term. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest-bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have been steadily increasing and totaled 55% of total deposits at September 30, 2012 compared to 45% at December 31, 2011. We currently have no brokered time deposits and intend to focus on our strategy of increasing non-interest or low interest-bearing non-maturing deposit accounts and accordingly, we have no current plans to use brokered deposits in the near future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

During the most recently completed fiscal quarter, there was no change made in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. RISK FACTORS

National Bank Holdings Corporation and its subsidiaries could be adversely impacted by various risks and uncertainties. As a financial institution, we have significant exposure to market risk, including interest rate risk, liquidity risk and credit risk. As our business is highly regulated, we also have significant exposure to legislative and regulatory risk. An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this quarterly report, including our unaudited consolidated financial statements and the related notes thereto, as well as the information contained in the prospectus dated September 19, 2012 included in our registration statement filed on Form S-1 with the Securities and Exchange Commission (file number 333-177971), before making an investment decision. The occurrence or realization of any of the following risks could materially and adversely affect our business, prospects, financial condition, liquidity, results of operations, cash flows and capital levels. In any such case, the market price of our common stock could decline substantially, and you could lose all or part of your investment.

Risks Relating to Our Banking Operations:

We have recently completed four acquisitions and have a limited operating history from which investors can evaluate our future prospects and financial and operating performance.

We were organized in June 2009 and acquired selected assets and assumed selected liabilities of Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado in October 2010, December 2010, July 2011 and October 2011, respectively. Because our banking operations began in 2010, we have a limited operating history upon which investors can evaluate our operational performance or compare our recent performance to historical performance. Although we acquired selected assets and assumed selected liabilities of four depository institutions which had operated for longer periods of time than we have, their business models and experiences are not reflective of our plans. Accordingly, our limited time operating our acquired franchises may make it difficult for investors to evaluate our future prospects and financial and operating performance. Moreover, because a large portion of our loans and OREO are covered by loss sharing agreements with the FDIC and all of the loans and OREO we acquired were marked to fair value at the time of our acquisition, we believe that the historical financial results of the acquisitions are less instructive to an evaluation of our future prospects and financial and operating performance. Certain other factors may also make it difficult for investors to evaluate our future prospects and financial and operating performance, including, among others:

•

our current asset mix, loan quality and allowance for loan losses are not representative of our anticipated future asset mix, loan quality and allowance for loan losses, which may change materially as we undertake organic loan origination and banking activities and pursue future acquisitions;

•

a large portion of our loans and OREO were covered by loss sharing agreements with the FDIC, which reimburse a variable percentage of losses experienced on these assets; thus, we may face higher losses once the FDIC loss sharing arrangement expires and losses may exceed the discounts we received;

•

the income we report from certain acquired assets due to loan discount, accretable yield and the accretion of the FDIC indemnification asset will be higher than the returns available in the current market and, if we are unable to make new performing loans and acquire other performing assets in sufficient volume, we may be unable to generate the earnings necessary to implement our growth strategy;

•

our significant cash reserves and liquid investment securities portfolio, which result in large part from the proceeds of our 2009 private offering of common stock and cash received in connection with our acquisitions of Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado, are unlikely to be representative of our future cash position;

•

our historical cost structure and capital expenditure requirements are not reflective of our anticipated cost structure and capital spending as we integrate our acquisitions and operate our organic banking platform; and

•

our regulatory capital ratios, minimums of which are required by agreements we have reached with our regulators and which result in part from the proceeds of our private offering of common stock, are not necessarily representative of our future regulatory capital ratios.

Our acquisition history may not be indicative of our ability to execute our external growth strategy, and our inability to execute such strategy would materially and adversely affect us.

Our acquisition history should be viewed in the context of the recent opportunities available to us as a result of the confluence of our access to capital at a time when market dislocations of historical proportions resulted in attractive asset acquisition opportunities. As conditions change, we may prove to be unable to execute our external growth strategy, which would materially and adversely affect us.

Continued or worsening general business and economic conditions could materially and adversely affect us.

Our business and operations are sensitive to general business and economic conditions in the United States, which remain guarded. If the U.S. economy is unable to steadily emerge from the recent recession that began in 2007 or we experience worsening economic conditions, we could be materially and adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors would be detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us.

The geographic concentration of our two core markets in Colorado and the greater Kansas City region makes our business highly susceptible to downturns in the local economies and depressed banking markets, which could materially and adversely affect us.

Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in Colorado and the greater Kansas City region. A deterioration in local economic conditions in the loan market or in the residential or commercial real estate market could have a material adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population, employment or income growth in one of our core markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted and we could be materially and adversely affected. If any of these developments were to result in losses that materially and adversely affected NBH Bank’s capital, we and NBH Bank might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

Our two core markets are susceptible to adverse weather and natural disasters and these events could negatively impact the economies of our markets, our operations or our clients, any of which could have a material adverse effect on us.

Our two core markets are Colorado and the greater Kansas City region. These markets are susceptible to severe weather, including tornadoes, droughts, wildfires, flooding, hail storms and damaging winds. The occurrence of adverse weather and natural or manmade disasters could destroy, or cause a decline in the value of, mortgaged properties, crops or other assets that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, result in a decline in local loan demand and loan originations and negatively impact the implementation of our growth strategy. Natural or manmade disasters or severe weather events and the damage that may be caused by them, be it to our operations, our collateral, our clients or the economies in our current or future markets, could materially and adversely affect us.

Any changes in how we determine the impact of loss share accounting on our financial information could have a material adverse effect on us.

A material portion of our financial results is based on loss share accounting, which is subject to assumptions and judgments made by us and our regulators. Loss share accounting is a complex accounting methodology. If these assumptions are incorrect or we change or modify our assumptions, it could have a material adverse effect on us or our previously reported results. As such, any financial information generated through the use of loss share accounting is subject to modification or change.

Our financial information reflects the application of the acquisition method of accounting. Any change in the assumptions used in such methodology could have a material adverse effect on us.

As a result of our recent acquisitions, our financial information is heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets acquired and liabilities assumed to determine their fair values at the time of acquisition. Additionally, we periodically remeasure the expected cash flows on certain loans that were acquired with deteriorated credit quality, and this remeasurement can cause fluctuations in the accretion rates of these loans. Our interest income, interest expense and net interest margin reflect the impact of accretion and amortization of the fair value adjustments made to the carrying amounts of interest-earning assets and interest-bearing liabilities, and our non-interest income for periods subsequent to the acquisitions includes the effects of discount accretion and accretion of the FDIC indemnification asset. In addition, the balances of many of our acquired assets were significantly reduced by the adjustments to fair value recorded in conjunction with the relevant acquisition. If our assumptions are incorrect and we change or modify our assumptions, it could have a material adverse effect on us or our previously reported results.

Our business is highly susceptible to credit risk.

As a lender, we are exposed to the risk that our clients will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the ability of borrowers to repay their loans and, if applicable, the period of time over which the loan is repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments in recent years.

We have restructured and in the future may restructure originated or acquired loans if we believe the borrowers are likely to fully repay their restructured obligations. We may also be subject to legal or regulatory requirements for restructured loans. For our originated loans, if interest rates or other terms are modified subsequent to extension of credit or if terms of an existing loan are renewed because a borrower is experiencing financial difficulty and a concession is granted, we may be required to classify such action as a troubled debt restructuring (which we refer to as “TDR”). With respect to restructured loans, we may grant concessions to borrowers experiencing financial difficulties in order to facilitate repayment of the loan by (1) reduction of the stated interest rate for the remaining life of the loan to lower than the current market rate for new loans with similar risk or (2) extension of the maturity date. In situations where a TDR is unsuccessful and the borrower is unable to satisfy the terms of the restructured loan, the loan would be placed on nonaccrual status and written down to the underlying collateral value less estimated selling costs.

Our loan portfolio has been, and will continue to be, affected by the ongoing correction in residential and commercial real estate values and reduced levels of residential and commercial real estate sales.

Soft residential and commercial real estate markets, higher delinquency and default rates, heightened vacancy rates and volatile and constrained secondary credit markets have affected the real estate industry generally and in the areas in which our business is currently most heavily concentrated. We may be materially and adversely affected by declines in real estate values.

We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. The majority of our loans have real estate as a primary or secondary component of collateral. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the loan is outstanding. A continued weakening of the real estate conditions in any of our markets could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of any collateral securing their loans, which in turn could have a material adverse effect on us. If we are required to liquidate the collateral securing a loan to satisfy a borrower’s obligations during a period of reduced real estate values, we could be materially and adversely affected. The declines in home prices in the markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our portfolio of loans related to residential real estate construction and development as the ability to refinance those loans decreases. Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, we could also be materially and adversely affected.

Additionally, recent weakness in the secondary market for residential lending could have a material adverse impact on us. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could materially and adversely affect us.

Our commercial real estate loans other than owner occupied commercial real estate loans may be dependent on factors outside the control of our borrowers.

Our loan portfolio includes commercial real estate loans other than owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a 1-4 family residential property because there are fewer potential purchasers of the collateral. Additionally, these loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on these loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

We depend on our executive officers and key personnel to implement our strategy and could be harmed by the loss of their services.

We believe that the implementation of our strategy will depend in large part on the skills of our executive management team and our ability to motivate and retain these and other key personnel. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. Leadership changes will occur from time to time, and if significant resignations occur, we may not be able to recruit additional qualified personnel. We believe our executive management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although our Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, President Midwest Division and

Chief of Integration, Technology and Operations have entered into employment arrangements with us, it is possible that they may not complete the term of their employment arrangements or may choose not to renew them upon expiration. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the clients and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key senior personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on us.

Our allowance for loan losses and fair value adjustments may prove to be insufficient to absorb probable losses inherent in our loan portfolio.

Lending money is a substantial part of our business, and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	the financial condition and cash flows of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the discount on the loan at the time of its acquisition;

•	the duration of the loan;

•	the credit history of a particular borrower; and

•	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses inherent in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews.

The application of the acquisition method of accounting to our completed acquisitions has impacted our allowance for loan losses. Under the acquisition method of accounting, all acquired loans were recorded in our consolidated financial statements at their fair value at the time of acquisition and the related allowance for loan loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur losses (some of which may be covered by our loss sharing arrangements with the FDIC) associated with the acquired loans.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding our loans, identification of additional problem loans by us and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. If current trends in the real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses, particularly with respect to construction, land development and land loans. In addition, our regulators periodically review our allowance for loan losses and may require an increase in the allowance for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on us.

Our loss sharing agreements impose restrictions on the operation of our business and extensive record-keeping requirements, and failure to comply with the terms of our loss sharing agreements with the FDIC may result in significant losses.

On October 22, 2010, we acquired selected assets and assumed selected liabilities of Hillcrest Bank in an FDIC-assisted transaction. Subsequently, on October 21, 2011, we completed the FDIC-assisted acquisition of selected assets and assumption of selected liabilities of Community Banks of Colorado. A significant portion of our revenue is derived from assets acquired in those transactions. Certain of the loans, commitments and foreclosed assets acquired in those transactions are covered by the loss sharing agreements, which provide that a significant portion of the losses related to those covered assets will be borne by the FDIC. We may, however, experience difficulties in complying with the requirements of the loss sharing agreements, including the extensive record-keeping and documentation relating to the status and reimbursement of covered assets. The required terms of the agreements are extensive and failure to comply with any of the terms could result in a specific asset or group of assets losing their loss sharing coverage. Additionally, complying with the extensive requirements to avail ourselves of the loss sharing coverage could take management time and attention away from other aspects of running our business.

Our loss sharing agreements also impose limitations on the manner in which we manage loans covered by loss sharing. For example, under the loss sharing agreements, we may not, without FDIC consent, sell a covered loan even if in the ordinary course of our business we determine that taking such action would be advantageous for the Company. These restrictions could impair our ability to manage problem loans, extend the amount of time that such loans remain on our balance sheet and increase the amount of our losses.

We hold and acquire a significant amount of OREO from time to time, which may lead to increased operating expenses and vulnerability to additional declines in real property values.

When necessary, we foreclose on and take title to the real estate (some of which is covered by our FDIC loss sharing arrangement) serving as collateral for our loans as part of our business. Real estate that we own but do use in the ordinary course of our operations is referred to as “other real estate owned,” or “OREO” property. Increased OREO balances have led to greater expenses as we incur costs to manage and dispose of the properties. Despite some of the OREO being covered by loss sharing agreements with the FDIC, we expect that our earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with OREO assets. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The expenses associated with OREO and any further OREO write-downs could have a material adverse effect on us.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

The expanding body of federal, state and local regulation and/or the licensing of loan servicing, collections or other aspects of our business may increase the cost of compliance and the risks of noncompliance.

We service our own loans, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements which may further adversely affect us. In addition, our failure to comply with these laws and regulations could possibly lead to: civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us.

The fair value of our investment securities can fluctuate due to market conditions outside of our control.

We have historically taken a conservative investment strategy with our securities portfolio, with concentrations of securities that are primarily backed by government sponsored enterprises. In the future, we may seek to increase yields through more aggressive strategies, which may include a greater percentage of corporate securities and structured credit products. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. These factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

We face significant competition from other financial institutions and financial services providers, which may materially and adversely affect us.

Consumer and commercial banking is highly competitive. Our markets contain a large number of community and regional banks as well as a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, including savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies, as well as major retailers, in providing various types of loans and other financial services. Some of these competitors have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Some of our competitors also have greater resources and access to capital and possess an advantage by being capable of maintaining numerous banking locations in more convenient sites, operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed internet platform. Competitors may also exhibit a greater tolerance for risk and behave more aggressively with respect to pricing in order to increase their market share.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Technological advances have lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates, as well as non-banks to offer products and services traditionally provided by banks. Our ability to compete successfully depends on a number of factors, including, among others:

•

the ability to develop, maintain and build upon long-term client relationships based on quality service, effective and efficient products and services, high ethical standards and safe and sound assets;

•	the scope, relevance and pricing of products and services offered to meet client needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	the ability to attract and retain highly qualified employees to operate our business;

•	the ability to expand our market position;

•	client satisfaction with our level of service;

•	the ability to operate our business effectively and efficiently; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could materially and adversely affect us.

We may not be able to meet the cash flow requirements of deposit withdrawals and other business needs unless we maintain sufficient liquidity.

We require liquidity to make loans and to repay deposit and other liabilities as they become due or are demanded by clients. As a result of a decline in depositor confidence, an increase in interest rates paid by competitors, general interest rate levels, FDIC insurance costs, higher returns being available to clients on alternative investments and general economic conditions, a substantial number of our clients could withdraw their bank deposits with us from time to time, resulting in our deposit levels decreasing substantially, and our cash on hand may not be able to cover such withdrawals and our other business needs, including amounts necessary to operate and grow our business. This would require us to seek third party funding or other sources of liquidity, such as asset sales. Our access to third party funding sources, including our ability to raise funds through the issuance of additional shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, may be impacted by our financial strength, performance and prospects and may also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets. We may not have access to third party funding in sufficient amounts on favorable terms, or the ability to undertake asset sales or access other sources of liquidity, when needed, or at all, which could materially and adversely affect us.

We may not be able to retain or develop a strong core deposit base or other low-cost funding sources.

We expect to depend on checking, savings and money market deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow a strong, low-cost deposit base. A significant portion of our deposit base is time deposits, the large majority of which we acquired. It may prove harder to maintain and grow our deposit base than would otherwise be the case, especially since many of them currently pay interest at above-market rates.

We are working to transition certain of our clients to lower cost traditional banking services as higher cost funding sources, such as high interest time deposits, mature. Many banks in the United States are struggling to maintain depositors in light of the recent financial crisis, and there may be competitive pressures to pay higher interest rates on deposits, which could increase funding costs and compress net interest margins. Clients may not transition to lower yielding savings and investment products or continue their business with us, which could materially and adversely affect us. In addition, with recent concerns about bank failures, clients have become concerned about the extent to which their deposits are insured by the FDIC, particularly clients that may maintain deposits in excess of insured limits. Clients may withdraw deposits in an effort to ensure that the amount that they have on deposit with us is fully insured and may place them in other institutions or make investments that are perceived as being more secure. Further, even if we are able to grow and maintain our deposit base, the account and deposit balances can decrease when clients perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If clients move money out of bank deposits, we could lose a relatively low cost source of funds, increasing our funding costs, reducing our net interest income cash flow and net income and result in lower loan originations, any of which could materially and adversely affect us.

Recent market disruptions caused increased liquidity risks which could recur in the future.

The recent disruption and illiquidity in the credit markets created challenges for banking institutions that made potential funding sources more difficult to access, less reliable and more expensive. In addition, liquidity in the inter-bank market, as well as the markets for commercial paper and other short-term instruments, contracted significantly. Current market conditions continue to present challenges in the management of banks and banks’ clients’ liquidity, which may exceed those challenges experienced in the recent past and could materially and adversely affect us.

Extended foreclosure processes and new homeowner protection laws and regulations might restrict or delay our ability to foreclose and collect payments for loans under the loss sharing agreements.

For the loans covered by the loss sharing agreements, we cannot collect loss share payments until we liquidate the properties securing those loans. These loss share payments could be delayed by an extended foreclosure process, including delays resulting from a court backlog, local or national foreclosure moratoriums or other delays, and these delays could have a material adverse effect on us. New homeowner protection laws and regulations may also delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans. Any such limitations are likely to cause delayed or reduced collections from borrowers. Any restriction on our ability to foreclose on a loan, any requirement that we forgo a portion of the amount otherwise due on a loan or any requirement that we advance principal, interest, tax and insurance payments or that we modify any original loan terms could materially and adversely affect us.

Like other financial services institutions, our asset and liability structures are monetary in nature. Such structures are affected by a variety of factors, including changes in interest rates, which can impact the value of financial instruments held by us.

Like other financial services institutions, we have asset and liability structures that are essentially monetary in nature and are directly affected by many factors, including domestic and international economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, monetary and fiscal policies, inflation, currency values, market conditions, the availability and terms (including cost) of short-term or long-term funding and capital, the credit capacity or perceived creditworthiness of clients and counterparties and the level and volatility of trading markets. Such factors can impact clients and counterparties of a financial services institution and may impact the value of financial instruments held by a financial services institution.

Our earnings and cash flows largely depend upon the level of our net interest income, which is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. Because different types of assets and liabilities may react differently and at different times to market interest rate changes, changes in interest rates can increase or decrease our net interest income. When interest-bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in interest rates would reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, and because the magnitude of repricing of interest earning assets is often greater than interest bearing liabilities, falling interest rates would reduce net interest income.

Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets and liabilities, loan and investment securities portfolios and our overall results. Changes in interest rates may also have a significant impact on any future loan origination revenues. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume and revenues usually decline during periods of rising or high interest rates and increase during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of a significant percentage of the assets, both loans and investment securities, on our balance sheet. We may incur debt in the future and that debt may also be sensitive to interest rates and any increase in interest rates could materially and adversely affect us. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Adverse changes in the Federal Reserve’s interest rate policies or other changes in monetary policies and economic conditions could materially and adversely affect us.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of client business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

In addition, we provide our clients with the ability to bank remotely, including online over the internet and over the telephone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in our systems and could materially and adversely affect us.

As a public company, we will be required to meet periodic reporting requirements under the rules and regulations of the U.S. Securities and Exchange Commission. Complying with federal securities laws as a public company is expensive, and we will incur significant time and expense enhancing, documenting, testing, and certifying our internal control over financial reporting. Any deficiencies in our financial reporting or internal controls could materially and adversely affect us, including resulting in material misstatements in our financial statements, and could materially and adversely affect the market price of our Class A common stock.

Prior to becoming a public company, we have not been required to comply with the requirements of the U.S. Securities and Exchange Commission (the “SEC”) to have our consolidated financial statements completed, reviewed or audited and filed within a specified time. As a publicly traded company following completion of this offering, we will be required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. We will also be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 concerning internal control over financial reporting. We may experience difficulty in meeting the SEC’s reporting requirements. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause investors and potential investors to lose confidence in us and reduce the market price of our Class A common stock.

As a public company, we will incur significant legal, accounting, insurance and other expenses. Compliance with these and other rules of the SEC and the rules of the New York Stock Exchange will increase our legal and financial compliance costs and make some activities more time consuming and costly. Beginning with our Annual Report on Form 10-K for our 2013 fiscal year, SEC rules will require that our Chief Executive Officer and Chief Financial Officer periodically certify the existence and effectiveness of our internal control over financial reporting. Beginning with the fiscal year ending December 31, 2018, or such earlier time as we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (which we refer to as the “JOBS Act”), our independent registered public accounting firm will be required to attest to our assessment of our internal control over financial reporting. This process will require significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm, and testing of our internal control over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.

During the course of our testing, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, we would have to disclose in periodic reports we file with the SEC any material weakness in our internal control over financial reporting. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and would preclude our independent auditors from attesting to our assessment of the effectiveness of our internal control over financial reporting is effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the market price of our Class A common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, it may materially and adversely affect us.

A material weakness in our internal control over financial reporting was identified for the year ended December 31, 2011. Material weaknesses in our financial reporting or internal controls could materially and adversely affect us, including resulting in material misstatements in our financial statements, and could materially and adversely affect the market price of our common stock.

In connection with executing management’s process for identifying, documenting and testing existing internal controls used to validate inputs to our financial reporting process (i.e., management’s assessment of internal control over financial reporting), we identified a material weakness in such internal control during the audit of our consolidated financial statements for the year ended December 31, 2011. Due to the recent formation of the Company and the acquisition of four troubled financial institutions, we did not complete the recruitment of certain professionals to fully implement, enforce, document or assess the effectiveness of our internal control on a timely basis or to remediate identified internal control deficiencies prior to December 31, 2011. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in the audit of our consolidated financial statements for the year ended December 31, 2011. We provided our independent auditors with detailed transaction-level documentation to enable them to sufficiently expand substantive testing procedures in order to obtain reasonable assurance that the consolidated financial statements were free of material misstatements and as a result, the noted material weakness in internal control did not affect our independent auditor’s report on the consolidated financial statements dated March 27, 2012, which expressed an unqualified opinion on our consolidated financial statements. We have implemented and are continuing to implement measures designed to improve our internal control over financial reporting. In connection with our growth, we have expanded, and continue to expand, personnel to augment our internal control environment, including having hired over the last few quarters, among others, a new Chief Financial Officer, Controller, an Assistant Controller, a Treasurer, a Director of External Reporting, a General Counsel/Chief of Compliance and an additional senior credit officer. Additionally, we plan to separate the role of Chief Accounting Officer from that of the Chief Financial Officer. The measures we have taken to date and may take in the future may not be sufficient to avoid potential future material weaknesses and the consequences referenced above, though we believe that the actions we are taking are sufficient to address the identified weakness in internal control over financial reporting.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies immediately after this offering, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million). Investors and securities analysts may find it more difficult to evaluate our common stock because we will rely on one or more of these exemptions, and, as a result, investor confidence and the market price of our common stock may be materially and adversely affected.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies. We have elected to opt out of such extended transition period, which election is irrevocable.

We rely on our systems and employees, and any errors or fraud could materially and adversely affect us.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third parties to process a large number of increasingly complex transactions. We could be materially and adversely affected if one of our employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business also could be sources of operational risk to us, including breakdowns or failures of such parties’ own systems or employees. Any of these occurrences could result in our diminished ability to operate our business, potential liability to clients, reputational damage and regulatory intervention, which could materially and adversely affect us.

Risks Relating to our Growth Strategy:

We may not be able to effectively manage our growth.

Our future operating results depend to a large extent on our ability to successfully manage our rapid growth. Our rapid growth has placed, and it may continue to place, significant demands on our operations and management. Whether through additional acquisitions or organic growth, our current plan to expand our business is dependent upon our ability to:

•

continue to implement and improve our operational, credit, financial, management and other internal risk controls and processes and our reporting systems and procedures in order to manage a growing number of client relationships;

•	scale our technology platform;

•	integrate our acquisitions and develop consistent policies throughout the various businesses; and

•	attract and retain management talent.

We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with new banking centers and banks. Thus, our growth strategy may divert management from our existing franchises and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage and grow our banking franchise, we could be materially and adversely affected. In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

Our acquisitions generally will require regulatory approvals, and failure to obtain them would restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of community banking franchises. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on applications, federal banking regulators consider, among other factors:

•	the effect of the acquisition on competition;

•	the financial condition, liquidity, results of operations, capital levels and future prospects of the applicant and the bank(s) involved;

•	the quantity and complexity of previously consummated acquisitions;

•	the managerial resources of the applicant and the bank(s) involved;

•	the convenience and needs of the community, including the record of performance under the Community Reinvestment Act (which we refer to as the “CRA”);

•	the effectiveness of the applicant in combating money laundering activities; and

•	the extent to which the acquisition would result in greater or more concentrated risks to the stability of the United States banking or financial system.

Such regulators could deny our application based on the above criteria or other considerations, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell banking centers as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of any acquisition.

The success of future transactions will depend on our ability to successfully identify and consummate acquisitions of banking franchises that meet our investment objectives. Because of the intense competition for acquisition opportunities and the limited number of potential targets, we may not be able to successfully consummate acquisitions on attractive terms, or at all, that are necessary to grow our business.

The success of future transactions will depend on our ability to successfully identify and consummate transactions with target banking franchises that meet our investment objectives. There are significant risks associated with our ability to identify and successfully consummate these acquisitions. There are a limited number of acquisition opportunities, and we expect to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions. Many of these entities are well established and have extensive experience in identifying and consummating acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater financial, technical, human and other resources and access to capital than we do, which could limit the acquisition opportunities we pursue. Our competitors may be able to achieve greater cost savings, through consolidating operations or otherwise, than we could. These competitive limitations give others an advantage in pursuing certain acquisitions. In addition, increased competition may drive up the prices for the acquisitions we pursue and make the other acquisition terms more onerous, which would make the identification and successful consummation of those acquisitions less attractive to us. Competitors may be willing to pay more for acquisitions than we believe are justified, which could result in us having to pay more for them than we prefer or to forego the opportunity. As a result of the foregoing, we may be unable to successfully identify and consummate acquisitions on attractive terms, or at all, that are necessary to grow our business.

To the extent that we are unable to identify and consummate attractive acquisitions, or increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

We intend to grow our business through strategic acquisitions of banking franchises coupled with organic loan growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. Additionally, loan growth, excluding the effects of our acquisitions, has so far been limited and such loan balances have declined as loan repayments from our clients have generally outpaced loan originations due not only to our limited time to cultivate relationships with our clients, but also due to the generally weakened economy and lower levels of quality borrowing demand. As a result, a significant portion of our income thus far has been derived from the accretion recognized on acquired assets rather than from cash interest income. As our acquired loan portfolio, which produces higher yields than our originated loans due to loan discount, accretable yield and the accretion of the FDIC indemnification asset, is paid down, we expect downward pressure on our income to the extent that the runoff is not replaced with other high-yielding loans. As a result of the foregoing, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans, we could be materially and adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher-yielding loans that fail to perform.

Because we intend to make acquisitions that involve distressed assets, we may not be able to realize the value we predict from these assets or make sufficient provision for future losses in the value of, or accurately estimate the future writedowns to be taken in respect of, these assets.

Delinquencies and losses in the loan portfolios and other assets we acquire may exceed our initial forecasts developed during our due diligence investigation prior to their acquisition and, thus, produce lower risk-adjusted returns than we believed our purchase price supported. Furthermore, our due diligence investigation may not reveal all material issues. The diligence process in FDIC-assisted transactions is also expedited due to the short acquisition timeline that is typical for these transactions. If, during the diligence process, we fail to identify all relevant issues related to an acquisition, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in significant losses. Any of these events could materially and adversely affect us. Current economic conditions have created an uncertain environment with respect to asset valuations and there is no certainty that we will be able to sell assets or institutions after we acquire them if we determine it would be in our best interests to do so. In addition, currently there is limited or no liquidity for certain asset classes we hold, including commercial real estate and construction and development loans.

The success of future transactions will depend on our ability to successfully combine the target financial institution’s banking franchises with our existing banking business and, if we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

The success of future transactions will depend, in part, on our ability to successfully combine the target financial institution’s banking franchises with our existing banking business. As with any acquisition involving financial institutions, there may be business disruptions that result in the loss of clients or cause clients to remove their accounts and move their business to competing financial institutions. It is possible that the integration process could result in additional expenses, the disruption of ongoing business and inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, depositors and employees and to achieve the anticipated benefits of the acquisition. Integration efforts, including integration of a target financial institution’s systems into our systems, may divert our management’s attention and resources, and we may be unable to develop, or experience prolonged delays in the development of, the systems necessary to operate our acquisitions, such as a financial reporting platform or a human resources reporting platform call center. If we experience difficulties with the integration process, the anticipated benefits of the particular acquisition may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may be unable to recognize synergies, operating efficiencies and/or expected benefits within expected timeframes and cost projections, or at all. We may also not be able to preserve the goodwill of an acquired financial institution.

Projected operating results for banking franchises to be acquired by us may be inaccurate and may vary significantly from actual results.

We will generally establish the pricing of transactions and the capital structure of banking franchises to be acquired by us on the basis of financial projections for such banking franchises. In general, projected operating results will be based on the judgment of our management team. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed and the projected results may vary significantly from actual results. General economic, political and market conditions can have a material adverse impact on the reliability of such projections. In the event that the projections made in connection with our acquisitions, or future projections with respect to new acquisitions, are not accurate, such inaccuracies could materially and adversely affect us. Any of the foregoing matters could materially and adversely affect us.

Our officers and directors may have conflicts of interest in determining whether to present business opportunities to us or another entity for which they have fiduciary or contractual obligations.

Our officers and directors may become subject to fiduciary obligations in connection with their service on the boards of directors of other corporations. To the extent that our officers and directors become aware of acquisition opportunities that may be suitable for entities other than us to which they have fiduciary or contractual obligations, or they are presented with such opportunities in their capacities as fiduciaries to such entities, they may honor such obligations to such other entities. In addition, our officers and directors will not have any obligation to present us with any acquisition opportunity that does not fall within the parameters of our business. You should assume that to the extent any of our officers or directors becomes aware of an opportunity that may be suitable both for us and another entity to which such person has a fiduciary or contractual obligation to present such opportunity as set forth above, he or she may first give the opportunity to such other entity or entities and may give such opportunity to us only to the extent such other entity or entities reject or are unable to pursue such opportunity. In addition, you should assume that to the extent any of our officers or directors becomes aware of an acquisition opportunity that does not fall within the above parameters but that may otherwise be suitable for us, he or she may not present such opportunity to us. In general, officers and directors of a corporation incorporated under Delaware law are required to present business opportunities to a corporation if the corporation could financially undertake the opportunity, the opportunity is within the corporation’s line of business and it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Risks Relating to the Regulation of Our Industry:

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material adverse effect on our business.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (which we refer to as the “Dodd-Frank Act”), which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;

•	exclusion of hybrid securities issued on or after May 19, 2010 from tier 1 capital;

•

creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which will oversee systemic risk, and the Consumer Financial Protection Bureau, which will develop and enforce rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

•	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us. Any changes in the laws or regulations or their interpretations could be materially adverse to investors in our common stock

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could materially and adversely affect us.

We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect clients, depositors and the Deposit Insurance Fund (the “DIF”) these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us.

We are subject to substantial regulatory limitations that limit the way in which we may operate our business.

Our bank subsidiary, NBH Bank, N.A. (“NBH Bank” or the “Bank”), is subject to specific requirements pursuant to the OCC Operating Agreement entered into in connection with our acquisition of certain assets of Bank Midwest, N.A. The OCC Operating Agreement requires, among other things, that the Bank maintain various financial and capital ratios and provide notice to, and obtain consent from, the OCC with respect to any additional failed bank acquisitions from the FDIC or the appointment of any new director or senior executive officer of the Bank. Additionally, the OCC Operating Agreement prohibits the Bank from paying a dividend to the Company until December 2013 and, once the prohibition period has elapsed, imposes other restrictions on the Bank’s ability to pay dividends, including requiring prior approval from the OCC before any distribution is made. Also, the OCC Operating Agreement requires that the Bank maintain total capital at least equal to 12% of risk-weighted assets, tier 1 capital at least equal to 11% of risk-weighted assets and tier 1 capital at least equal to 10% of adjusted total assets.

The Bank (and, with respect to certain provisions, the Company) is also subject to the FDIC Order issued in connection with the FDIC’s approval of our application for deposit insurance for the Bank. The FDIC Order requires, among other things, that, until December 2013, must obtain the FDIC’s approval before implementing certain compensation plans, submit updated business plans and reports of material deviations from those plans to the FDIC and comply with the applicable requirements of the FDIC Policy Statement. Additionally, the FDIC Order requires that the Bank maintain capital levels of at least a 10% tier 1 leverage ratio and a 10% tier 1 risk-based capital ratio until December 2013.

A failure by us or the Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order, or the objection by the OCC or the FDIC to any materials or information submitted pursuant to the OCC Operating Agreement or the FDIC Order, could prevent us from executing our business strategy and materially and adversely affect us.

The FDIC’s restoration plan and the related increased assessment rate could materially and adversely affect us.

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments have significantly depleted the DIF of the FDIC and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit insurance premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect us, including by reducing our profitability or limiting our ability to pursue certain business opportunities.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, we could be materially and adversely affected.

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

The Federal Reserve may require us to commit capital resources to support our subsidiary bank.

As a matter of policy, the Federal Reserve, which examines us and our subsidiaries, expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under this requirement, we could be required to provide financial assistance to our subsidiary bank should our subsidiary bank experience financial distress.

A capital injection may be required at times when we do not have the resources to provide it and therefore we may be required to borrow the funds or raise additional equity capital from third parties. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its indebtedness. Any financing that must be done by the holding company in order to make the required capital injection may be difficult and expensive and may not be available on attractive terms, or at all, which likely would have a material adverse effect on us.

The short-term and long-term impact of the new regulatory capital standards and the forthcoming new capital rules for U.S. banks is uncertain.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. Basel III increases the requirements for minimum common equity, minimum tier 1 capital, and minimum total capital, to be phased in over time until fully phased in by January 1, 2019.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to count trust preferred securities toward their tier 1 capital. In June 2012, the Federal Reserve, OCC and FDIC released proposed rules which would implement the Basel III and Dodd-Frank Act capital requirements. While the proposed capital requirements would result in generally higher regulatory capital standards, it is uncertain as to exactly how the new standards will ultimately be applied to us and our subsidiary bank and their impact on us or NBH Bank.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (the “OFAC”). If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions (such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans), which could materially and adversely affect us. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

Risks Relating to Our Class A Common Stock:

Our ability to pay dividends is subject to regulatory limitations and our bank subsidiary’s ability to pay dividends to us, which is also subject to regulatory limitations.

Our ability to declare and pay dividends depends both on the ability of our bank subsidiary to pay dividends to us and on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Because we are a separate legal entity from our bank subsidiary and we do not have significant operations of our own, any dividends paid by us to our common stockholders would have to be paid from funds at the holding company level that are legally available therefor. However, as a bank holding company, we are subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Additionally, various federal and state statutory provisions limit the amount of dividends that our bank subsidiary can pay to us as its holding company without regulatory approval. Our bank subsidiary is currently prohibited by our OCC Operating Agreement from paying dividends to us until December 2013. Therefore, other than the net proceeds that we received or will receive from the 2009 private offering and from any future financing at the holding company level, we do not have, and do not expect to have in the near future, liquidity at the holding company level to pay dividends to our common stockholders. Finally, holders of our common stock are only entitled to receive such dividends as our board of directors may, in its unilateral discretion, declare out of funds legally available for such purpose based on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our board of directors. Accordingly, we may not pay the amount of dividends referenced in our current intention above, or any dividends at all, to our common stockholders in the future.

Provisions in our certificate of incorporation and the applicability of Section 203 of the Delaware General Corporation Law may inhibit a takeover of us, which could discourage transactions that would otherwise be in the best interests of our stockholders and could entrench management.

Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include limits on the aggregate ownership of our outstanding shares of Class A common stock and the unilateral ability of the board of directors to designate the terms of and issue new series of preferred stock. In addition, we have not opted out of the limitations on business combinations with interested stockholders contained in Section 203 of the Delaware General Corporation Law. As a result, it may be more difficult to remove management and may discourage transactions that would otherwise be in the best interests of our stockholders, including those involving payment of a premium over the prevailing market price of our common stock.

Certain provisions of our loss sharing agreements may have anti-takeover effects and could limit our ability and the ability of our stockholders to engage in certain transactions.

The loss sharing agreements we entered into with the FDIC in connection with the Hillcrest Bank and Community Banks of Colorado acquisitions require that we receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to us or our stockholders engaging in certain transactions, including those that would otherwise be in our or their best interests. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the loss sharing arrangement with us.

Among other things, prior FDIC consent is required for (1) a merger or consolidation of us with or into another company if our stockholders will own less than 66.66% of the combined company, or of our bank subsidiary with or into another company, if we will own less than 66.66% of the combined company, (2) the sale of all or substantially all of the assets of our bank subsidiary and (3) a sale of shares by a stockholder, or a group of related stockholders, that will effect a change in control of our bank subsidiary, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act of 1978, as amended (the “Change in Bank Control Act”) (generally, the acquisition of between 10% and 25% of our voting securities where the presumption of control is not rebutted, or the acquisition by any person, acting directly or indirectly or through or in concert with one or more persons, of more than 25% of our voting securities). If we or any stockholder desired to enter into any such transaction, the FDIC may not grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss share arrangement with us, we could be materially and adversely affected.

Our certificate of incorporation contains provisions renouncing our interest and expectancy in certain corporate opportunities.

We have renounced, in our certificate of incorporation, any interest or expectancy in any acquisition opportunities that our officers or directors become aware of and which may be suitable for other entities to which our officers or directors have a fiduciary or contractual obligation or which were presented to them in their capacity as fiduciaries of such other entities. This would apply even if the acquisition opportunity is in the same or similar line of business in which we operate. These potential conflicts of interest could have a material adverse effect on us.

We and certain of our stockholders are required to comply with the applicable provisions of the FDIC Policy Statement, including a prohibition on sales or transfers of our securities by each such stockholder until three years after the Company’s acquisition of certain failed institutions (except in the case of certain mutual fund holders) without prior FDIC approval.

As the agency responsible for resolving the failure of banks, the FDIC has discretion to determine whether a party is qualified to bid on a failed institution. The FDIC adopted the FDIC Policy Statement in August 2009 and issued related guidance in January and April 2010. The FDIC Policy Statement imposes restrictions and requirements on certain institutions—including us and our bank subsidiary—and their investors. Unless we, together with a group of investors holding an aggregate of at least 30% of our common stock, along with all investors holding more than 5% of our total voting power, are then in compliance with the FDIC Policy Statement, the FDIC may not permit us to bid on failed institutions.

The FDIC Policy Statement imposes the following restrictions and requirements, among others. First, our bank subsidiary is required to maintain capital levels of at least a 10% tier 1 leverage ratio and a 10% tier 1 risk-based capital ratio until December 2013. This amount of capital exceeds that required under otherwise applicable regulatory requirements. Second, investors that collectively own 80% or more of two or more depository institutions are required to pledge to the FDIC their proportionate interests in each institution to indemnify the FDIC against any losses it incurs in connection with the failure of one of the institutions. Third, our bank subsidiary is prohibited from extending credit to its investors and to affiliates of its investors. Fourth, investors may not employ ownership structures that use entities domiciled in bank secrecy jurisdictions (which the FDIC has interpreted to apply to a wide range of non-U.S. jurisdictions). Fifth, investors are prohibited from selling or otherwise transferring shares of our common stock that they own for a three-year period following the time of certain acquisitions of failed institutions by us without FDIC approval. The transfer restrictions in the FDIC Policy Statement do not apply to open-ended investment companies that are registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”), issue redeemable securities and allow investors to redeem on demand. Sixth, investors may not employ complex and functionally opaque ownership structures to own a beneficial interest in our bank subsidiary. Seventh, investors that own 10% or more of the equity of a failed institution are not eligible to bid for that institution in a FDIC auction. Eighth, investors may be required to provide information to the FDIC regarding the investors and all entities in their ownership chains, such as information with respect to the size of the capital fund or funds, their diversification, their return profiles, their marketing documents, their management teams, and their business models. Ninth, the FDIC Policy Statement does not replace or substitute for otherwise applicable regulations or statutes.

The FDIC Policy Statement applies to any of our stockholders who hold more than 5% of our total voting power.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

Item 6. EXHIBITS

2.1	Purchase and Assumption Agreement, dated as of July 6, 2010, among the Federal Deposit Insurance Corporation, Receiver of Hillcrest Bank, Overland Park, Kansas, the Federal Deposit Insurance Corporation and Hillcrest Bank, National Association (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated herein by reference to Exhibit 2.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)†

2.2	Amended and Restated Purchase Agreement by and among Dickinson Financial Corporation, Bank Midwest, N.A. and NBH Holdings Corp. (on behalf of itself and its to-be-formed national banking association subsidiary), dated as of August 31, 2010 (incorporated herein by reference to Exhibit 2.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)†

2.3	Purchase and Assumption Agreement, dated as of July 22, 2011, among the Federal Deposit Insurance Corporation, Receiver of Bank of Choice, Greeley Colorado, the Federal Deposit Insurance Corporation and Bank Midwest, National Association (incorporated herein by reference to Exhibit 2.3 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)†

2.4	Purchase and Assumption Agreement, dated as of October 21, 2011, among the Federal Deposit Insurance Corporation, Receiver of Community Banks of Colorado, the Federal Deposit Insurance Corporation and Bank Midwest, National Association (incorporated herein by reference to Exhibit 2.4 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)†

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

4.2	Registration Rights Agreement, dated as of October 20, 2009, by and between NBH Holdings Corp. and FBR Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

4.3	Amendment No. 1, dated as of July 20, 2011, to the Registration Rights Agreement, dated as of October 20, 2009 by and between NBH Holdings Corp. and FBR Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.3 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.1	Employment Agreement, dated May 22, 2010, between G. Timothy Laney and NBH Holdings Corp. (incorporated herein by reference to Exhibit 10.1 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)

10.2	NBH Holdings Corp. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.3	Value Appreciation Instrument Agreement, dated as of October 22, 2010 by and between NBH Holdings Corp. and the Federal Deposit Insurance Corporation (incorporated herein by reference to Exhibit 10.3 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.4	Value Appreciation Instrument Agreement, dated as of July 22, 2011 by and between NBH Holdings Corp. and the Federal Deposit Insurance Corporation (incorporated herein by reference to Exhibit 10.4 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.5	Value Appreciation Instrument Agreement, dated as of October 21, 2011 by and among NBH Holdings Corp., Bank Midwest, National Association and the Federal Deposit Insurance Corporation (incorporated herein by reference to Exhibit 10.5 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.6	Form of Indemnification Agreement between NBH Holdings Corp. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)

10.7	Employment Agreement, dated October 24, 2011, by and between Richard U. Newfield and NBH Holdings Corp. (incorporated herein by reference to Exhibit 10.7 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)

10.8	Employment Agreement, dated October 15, 2011, by and between Thomas M. Metzger and NBH Holdings Corp. (incorporated herein by reference to Exhibit 10.8 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)

10.9	Letter Agreement dated February 13, 2012, by and between Brian F. Lilly and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.9 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)

10.10	Employment Agreement dated August 18, 2012, by and between Kathryn M. Hinderhofer and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.10 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)

10.11	Senior Executive Bonus Plan (incorporated herein by reference to Exhibit 10.11 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

10.12	Letter Agreement dated November 7, 2011, by and between James B. Fitzgerald and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.12 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

10.13	Amendment to NBH Holdings Corp. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.13 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)

10.14	Form of NBH Holdings Corp. 2009 Equity Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors) (incorporated herein by reference to Exhibit 10.14 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)

10.15	Form of NBH Holdings Corp. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement (For Management) (incorporated herein by reference to Exhibit 10.15 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail*

*	This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANK HOLDINGS CORPORATION

/s/ Brian F. Lilly
Brian F. Lilly
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: November 14, 2012