Form 10-K
period 2012-12-31
National Bank Holdings Corp
filed 2013-03-18
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35654

NATIONAL BANK HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-0563799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5570 DTC Parkway,

Greenwood Village, Colorado, 80111

(Address of principal executive offices) (Zip Code)

(720) 529-3336

Registrant’s telephone, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer.” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s Class A or Class B common stock and, therefore, the Registrant cannot calculate the aggregate market value of its Class A and Class B common stock held by non-affiliates as of such date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 11, 2013, NBHC had outstanding 46,347,287 shares of Class A voting common stock, and 5,967,619 shares of Class B non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2012 will be incorporated by reference into Part III of this form 10-K.

PART I

Item 1.	BUSINESS.

Summary

National Bank Holdings Corporation is a bank holding company that was incorporated in the State of Delaware in June 2009. In October 2009, we raised net proceeds of approximately $974 million, through a private offering of our common stock. We are executing a strategy to create long-term stockholder value through the acquisition and operation of community banking franchises and other complementary businesses in our targeted markets. We believe these markets exhibit attractive demographic attributes, are home to a substantial number of financial institutions, including troubled financial institutions, and present favorable competitive dynamics, thereby offering long-term opportunities for growth. Our emphasis is on creating meaningful market share with strong revenues complemented by operational efficiencies that we believe will produce attractive risk-adjusted returns.

We believe we have a disciplined approach to acquisitions, both in terms of the selection of targets and the structuring of transactions, which has been exhibited by our four acquisitions to date. As of December 31, 2012, we had $5.4 billion in assets, $4.2 billion in deposits and $1.1 billion in stockholders’ equity. We currently operate a network of 101 full-service banking centers, with the majority of those banking centers located in the greater Kansas City region and Colorado. We believe that our established presence positions us well for growth opportunities in our current and complementary markets.

We have a management team consisting of experienced banking executives led by President and Chief Executive Officer G. Timothy Laney. Mr. Laney brings 30 years of banking experience, 24 of which were at Bank of America in a wide range of executive management roles, including serving on Bank of America’s Management Operating Committee. In late 2007, Mr. Laney joined Regions Financial as Senior Executive Vice President and Head of Business Services. Mr. Laney leads our team of executives that have significant experience in completing and integrating mergers and acquisitions and operating banks. Additionally, our board of directors, led by Chairman Frank Cahouet, the former Chairman, President and Chief Executive Officer of Mellon Financial, is highly accomplished in the banking industry and includes individuals with broad experience operating and working with financial institutions, regulators and governance considerations.

Our Acquisitions

A key component of our growth strategy is to grow through the acquisition of financial institutions, including distressed financial institutions. We consider our ability to source, diligence and close transactions to be a core skill set. We established our presence in the greater Kansas City region through two complementary acquisitions completed in the fourth quarter of 2010. On October 22, 2010, we acquired selected assets and assumed selected liabilities of Hillcrest Bank of Overland Park, Kansas from the FDIC. Through this transaction, we acquired nine full-service banking centers and 32 retirement center locations, which are predominantly located in the greater Kansas City region but also include one full-service banking center and six retirement centers in Colorado and two full-service banking centers and six retirement centers in Texas. Retirement centers offer full-service banking services to residents in retirement communities that value convenience and relationship banking. The centers are designed to be efficient and are located within the premises of each community center and typically measure approximately 130 square feet. They are staffed with a part-time banker and open for three hours per day to offer consumer banking services. The products and services are centered on traditional depository services, including checking, money market, and time deposit accounts. We do not have any current plans to further develop this business line.

On December 10, 2010, we completed our acquisition, without FDIC assistance, of a portion of the franchise of Bank Midwest, one of six subsidiaries of Dickinson Financial Corporation, that consisted of select performing loans and client deposits, and included 39 full-service banking centers. As a result of these acquisitions, at June 30, 2012 (the last date as of which data are available), we were the seventh largest depository institution in the Kansas City MSA ranked by deposits with a 4.5% deposit market share according to SNL Financial.

We expanded in the Colorado market through two complementary acquisitions beginning with the purchase of selected assets and assumption of selected liabilities of Bank of Choice, a state-chartered commercial bank based in Greeley, Colorado, from the FDIC on July 22, 2011. In connection with this acquisition, we also acquired 16 full-service banking centers. On October 21, 2011, we acquired selected assets and assumed selected liabilities of Community Banks of Colorado, a state chartered bank based in Greenwood Village, Colorado, from the FDIC, We acquired 36 full-service banking centers in Colorado and four in California in connection with this transaction. The Community Banks of Colorado acquisition enhanced our penetration into the Colorado market, giving us a combined network of 52 full-service banking centers in that state and ranking us as the 14th largest depository institution by deposits with a1.4% deposit market share as of June 30, 2012 (the last date as of which data are available) according to SNL Financial.

The following table summarizes certain highlights of our four acquisitions to date as of each acquisition date:

	Community Banks of Colorado	Bank of Choice	Bank Midwest	Hillcrest Bank
Date acquired	October 21, 2011	July 22, 2011	December 10, 2010	October 22, 2010
FDIC-assisted	Yes	Yes	No	Yes
Loss share	Yes (1)	No	No	Yes(2)
Full-service banking centers	40	16	39	9 (and 32 retirment centers)
Deposits (millions)	$1,195	$760	$2,386	$1,234
Assets (millions)	$1,228	$950	$2,426	$1,377
Primary Market	Colorado	Colorado	Greater Kansas City Region	Greater Kansas City Region

(1)	Commercial Shared-Loss Agreement.
(2)	Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement.

We believe we have a disciplined approach to acquisitions, which has been exhibited in our transactions to date. We believe that we have established critical mass in our current markets and have structured acquisitions that limit our credit risk, which has positioned us for attractive risk-adjusted returns. Further details of our acquisitions appear below.

Hillcrest Bank

On October 22, 2010, we acquired selected assets and assumed selected liabilities of Hillcrest Bank from the FDIC, as receiver. Hillcrest Bank was a state-chartered non-member bank, established on December 3, 1975 as Oak Park National Bank that subsequently changed its name to Oak Park Bank on May 1, 1987 and to Hillcrest Bank on January 1, 1997. Included in the transaction were 41 banking centers, 26 of which are in the greater Kansas City region (six of which are traditional banking centers and 20 of which are banking centers located within senior living facilities that provide convenient, limited scope banking services consisting primarily of time deposits to the employees and residents of these senior living facilities), eight of which are in Texas (two of which are full-service banking centers and six of which are in senior living facilities) and seven of which are in Colorado (one of which is a full-service banking center and six of which are in senior living facilities).

The Hillcrest Bank acquisition gave the Company assets with a fair value of $1.4 billion, including $781 million of loans, $235 million of marketable investment securities, $134 million of cash and cash equivalents, and $226 million of other assets. Liabilities with a fair value of $1.3 billion were also assumed, including $1.2 billion of non-brokered deposits, $84 million of Federal Home Loan Bank (“FHLB”) advances, and $21 million of other liabilities. The acquisition excluded deposits of $250 million that were retained by the FDIC, and the FDIC made a cash contribution of $183 million to us as part of the transaction.

The FDIC has agreed to absorb a portion of all future credit losses and workout expenses through a loss sharing arrangement that covers single-family mortgage loans for a period of 10 years and commercial loans, including other real estate owned (“OREO”), for a period of five years (excluding $3.1 million in consumer loans as of the date of acquisition). The coverage amounts are subject to loss thresholds as follows (in thousands):

Commercial			Single family
Tranche	Loss Threshold	Loss-Coverage Percentage	Tranche	Loss Threshold	Loss-Coverage Percentage
1	Up to $295,592	60%	1	Up to $4,618	60%
2	$295,593-405,293	0%	2	$4,618-8,191	30%
3	>$405,293	80%	3	>$8,191	80%

We acquired other Hillcrest Bank assets that are not covered by the loss sharing arrangement with the FDIC, including cash, certain investment securities acquired at fair market value and other tangible assets. The loss sharing arrangement does not apply to subsequently acquired, purchased or originated assets. At June 30, 2012, the covered assets consisted of assets with a book value of $456.0 million. The total unpaid principal balance (“UPB”) (or for OREO, the carrying amount) of the covered assets at June 30, 2012 was $609.2 million. In connection with the Hillcrest Bank acquisition, we created the newly chartered Hillcrest Bank, N.A. to hold the acquired assets. Hillcrest Bank, N.A. was later merged into Bank Midwest as described under the heading “—The Restructuring.”

Bank Midwest

In July 2010, we agreed to acquire, and on December 10, 2010 we completed the acquisition of certain assets and liabilities formerly held by Bank Midwest, one of six banking subsidiaries owned by Dickinson Financial Corporation, a privately held bank holding company located in Kansas City, Missouri. The acquired assets and assumed liabilities included 39 of Bank Midwest’s 58 banking centers, $2.4 billion of Bank Midwest’s $3.3 billion of deposits and $905.4 million of Bank Midwest’s $2.4 billion of loans, and the rights to the name “Bank Midwest.”

Of the 39 banking centers included in the transaction, 25 are in the greater Kansas City region and the remaining 14 are elsewhere in Missouri. The transaction excluded all of Bank Midwest’s banking centers that were located in Wal-Mart locations, deposits of $862 million and all non-accrual loans and OREO, which were retained by Dickinson Financial Corporation.

The Bank Midwest acquisition gave us assets with a fair value of $2.4 billion, including $882 million of loans, $1.4 billion of cash and cash equivalents and $174 million of other assets. Liabilities with a fair value of $2.4 billion were also assumed, including $2.4 billion of non-brokered deposits and $40 million of other liabilities. In connection with the Bank Midwest acquisition, we established the newly chartered national bank NBH Bank, N.A., originally with the name “Bank Midwest, N.A.,” to hold the acquired assets.

As a result of the Hillcrest and Bank Midwest acquisitions, we were, at June 30, 2012 (the last date as of which data are available), the seventh largest depository institution in the Kansas City MSA ranked by deposits with a 4.5% deposit market share, according to SNL Financial.

Bank of Choice

On July 22, 2011, our wholly owned bank subsidiary NBH Bank, N.A., acquired selected assets and assumed selected liabilities of Bank of Choice from the FDIC as receiver. Bank of Choice was a Colorado state-chartered commercial bank established in 1896 and based in Greeley, Colorado. Included in this transaction were 16 full-service banking centers in Colorado.

The Bank of Choice acquisition gave the Company assets with a fair value of $950 million, including $361 million of loans, $134 million of marketable investment securities, $402 million of cash and cash equivalents, and $53 million of other assets. Liabilities with a fair value of $889 million were also assumed, including $760 million of non-brokered deposits, $117 million of FHLB advances, and $12 million of other liabilities.

We did not enter into a loss sharing agreement with the FDIC on the Bank of Choice acquisition, but rather the FDIC contributed a payment of $274 million, consisting of a $172 million asset discount and approximately $102 million for the difference in liabilities assumed and assets acquired.

Community Banks of Colorado

On October 21, 2011, our wholly owned bank subsidiary, NBH Bank, N.A., acquired selected assets and assumed selected liabilities of Community Banks of Colorado from the FDIC as receiver. Community Banks of Colorado was a Colorado state-chartered, Fed-member, commercial bank established in 1973 as Bank of Cripple Creek and later changed its name to Community Banks of Colorado in 1995 and was based in Greenwood Village, Colorado. Included in this transaction were 40 full-service banking centers, 36 of which are in Colorado and four of which are in California.

The Community Banks of Colorado acquisition gave the Company assets with a fair value of $1.2 billion, including $755 million of loans, $11 million of marketable investment securities, $250 million of cash and cash equivalents, and $212 million of other assets. Liabilities with a fair value of $1.2 billion were also assumed, including $1.2 billion of non-brokered deposits, $16 million of FHLB advances, and $17 million of other liabilities.

The FDIC has agreed to absorb a portion of all future credit losses and workout expenses through a loss sharing arrangement that covers the large majority of the Community Bank of Colorado’s commercial loans and OREO ($480 million) for a term of five years. The loss sharing arrangement does not cover any losses on single-family residential loans or selected commercial real estate loans.

Tranche	Loss Threshold	Loss-Coverage Percentage
1	Up to $204,194	80%
2	$204,195-308,020	30%
3	>$308,020	80%

With the Bank of Choice and Community Banks of Colorado acquisitions, we substantially increased our presence in Colorado, becoming the third largest banking center network among Colorado based banks ranked by deposits as of June 30, 2012 (the last date as of which data are available), according to SNL Financial. We believe this market and our position in it offer attractive growth potential due to the number of distressed banks, retrenching competitors and attractive demographic characteristics.

The Restructuring

In connection with the Hillcrest Bank and Bank Midwest acquisitions, we established two newly chartered banks, Hillcrest Bank, N.A. and Bank Midwest, N.A. Subsequently, Bank Midwest, N.A. acquired Bank of Choice and Community Banks of Colorado. In November 2011, we merged Hillcrest Bank, N.A. into Bank Midwest, N.A., consolidating our banking operations under a single charter. We changed the legal name of Bank Midwest, N.A. to NBH Bank, N.A., which we refer to as “NBH Bank” or the “Bank,” on May 20, 2012. Through our subsidiary NBH Bank, we operate under the following brand names: Bank Midwest in Kansas and Missouri, Community Banks of Colorado in Colorado and California and Hillcrest Bank in Texas. We believe that conducting our banking operations under a single charter streamlines our operations and enables us to more effectively and efficiently execute our growth strategy. On March 26, 2012, we changed our legal name from NBH Holdings Corp. to National Bank Holdings Corporation.

Market Area

Market Criteria

We focus on markets that we believe are characterized by some or all of the following:

•	Attractive demographics with household income and population growth above the national average

•	Concentration of business activity

•	High-quality deposit bases

•	Advantageous competitive landscape that provides opportunity to achieve meaningful market presence

•	A substantial number of financial institutions, including troubled financial institutions as potential acquisition targets

•	Lack of consolidation in the banking sector and corresponding opportunities for add-on transactions

•	Markets sizeable enough to support our long-term growth objectives

Current Markets

Our current markets are broadly defined as the greater Kansas City region and Colorado. Our specific emphasis is on the I-35 corridor surrounding the Kansas City MSA and the Colorado Front Range corridor, defined as the Denver, Boulder, Colorado Springs, Fort Collins and Greeley MSAs. The table below describes certain key statistics regarding our presence in these markets as of June 30, 2012 (the last date as of which data are available).

States	Deposit Market Share Rank (1)	Banking Centers (1)	Deposits (millions) (1)	Deposit Market Share (1)
Missouri	9	41	$1,928.2	1.6%
Colorado	14	56	1,406.3	1.4
Kansas	13	24	722.0	1.1

MSAs	Deposit Market Share Rank (1)	Banking Centers (1)	Deposits (millions) (1)	Deposit Market Share (1)
Kansas City, MO-KS	7	50	$1,906.8	4.5%
Denver-Aurora-Broomfield, CO	17	21	606.7	1.0
Greeley, CO	4	5	222.9	7.5
Saint Joseph, MO-KS	3	4	244.1	11.5
Maryville, MO	2	3	167.0	30.3
Kirksville, MO	2	2	139.3	22.1
Fort Collins-Loveland, CO	16	4	89.9	1.7

(1)	Note: Excludes our Texas and California operations and MSAs in which we have less than $100 million in deposits.

Source: SNL Financial as of June 30, 2012, except Banking Centers, which reflects the most recently available data.

We believe that these markets have highly attractive demographic, economic and competitive dynamics that are consistent with our objectives and favorable to executing our acquisition and organic growth strategy. The table below describes certain key demographic statistics regarding these markets.

	Deposits (billions)	# of Businesses (thousands)	Population (millions)	Population Density (# / sq. mile)	Population Growth (1)	Median Household Income	Top 3 Competitor Combined Deposit Market Share
Kansas City, MO-KS MSA	$42.7	77	2.1	263.7	12.4%	$53,761	36%
CO Front Range(2)	80.3	182.7	4.2	280.2	21.7	27,290	52
U.S.				88.7	11.3	50,157	54	(3)

(1)	Population growths are for the period 2000 through 2012.
(2)	CO Front Range is a population weighted average of the following Colorado MSAs: Denver, Boulder, Colorado Springs, Fort Collins and Greeley.
(3)	Based on U.S. Top 20 MSAs (determined by population).

Source: SNL Financial as of December 31, 2012, except Deposits and Top 3 Competitor Combined Deposit Market Shares, which reflects data as of June 30, 2012.

Prospective Markets

We believe there is significant opportunity to both enhance our presence in our current markets and enter new complementary markets that meet our objectives. As we evaluate potential acquisition opportunities, we believe there are many financial institutions that continue to face credit challenges, capital constraints and liquidity issues. As of December 31, 2012, according to SNL Financial 37 banks in our current markets and in surrounding states had Texas Ratios either (1) in excess of 100% or (2) less than 0%. Texas Ratio is a key measure of a bank’s financial health and is defined as the sum of nonaccrual loans, troubled debt restructurings (“TDR’s”), other real estate owned (“OREO”) and loans 90 days or more past due and still accruing divided by the sum of the bank’s tangible common equity and loan loss reserves. If a bank’s Texas Ratio is negative, it indicates that the bank has negative tangible common equity and is therefore generally considered insolvent and also a potential acquisition target. Additionally, as of December 31, 2012, according to SNL Financial there were 88 other banks with assets between $750 million and $10 billion and Texas Ratios (1) less than 100% and (2) greater than 0%, which present potential acquisition opportunities that we believe would complement our product offerings while simultaneously taking advantage of operating efficiencies and scale and our local branding and leadership. We believe those dynamics will provide ongoing opportunities for us to continue to execute our acquisition strategy over the next several years. We also believe there are a number of healthy banks in these markets that would complement our breadth of products and services and benefit from our operating effectiveness and scale while welcoming our approach to local branding and leadership.

The table below highlights banks with a Texas Ratio either (1) in excess of 100% or (2) less than 0% and banks with a Texas Ratio less than 100% and assets between $750 million and $10 billion:

	Banks with Texas Ratios > 100% or <0%			Other Banks with Assets Between $750mm and $10bn
	# of Banks	Total Assets ($millions)	Total Deposits ($millions)	# of Banks	Total Assets ($millions)	Total Deposits ($millions)
By Urban Corridor
Kansas City MSA	4	$955	$704	6	$10,070	$7,523
Colorado Front Range	6	1,428	1,222	5	9,445	7,657

Urban Corridor Total	10	$2,383	$1,926	11	$19,515	$15,180

By State
Missouri	13	$10,275	$8,972	24	$48,487	$35,881
Kansas	9	1,941	1,398	6	27,079	18,902
Colorado	4	2,638	2,296	12	11,850	9,690

State Total	26	$14,854	$12,666	42	$87,416	$64,473

Surrounding States (Iowa, Montana, Nebraska, Wyoming, South and North Dakota)

Surrounding States Total	11	$4,300	$3,543	46	$96,221	$72,361

State & Surrounding States Total	37	$19,154	$16,209	88	$183,637	$136,834

Source: SNL Financial based on financial information as of December 31, 2012.

Our Business Strategy

Our strategic plan is to become a leading regional bank holding company through selective acquisitions of financial institutions, including troubled financial institutions that have stable core franchises and significant local market share as well as other complementary businesses, while structuring the transactions to limit risk. We plan to achieve this through organic growth and the acquisition of financial institutions from the FDIC and through conservatively structured unassisted transactions. We seek acquisitions that offer opportunities for clear financial benefits through add-on transactions, long-term organic growth opportunities and expense reductions. Additionally, our acquisition strategy is to identify markets that are relatively unconsolidated, establish a meaningful presence within those markets, and take advantage of the operational efficiencies and enhanced market position. Our focus is on building strong banking relationships with small- and mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive risk-adjusted returns. The key components of our strategic plan are:

•

Disciplined acquisitions. We seek to carefully select banking acquisition opportunities that we believe have stable core franchises and significant local market share, while structuring the transactions to limit risk. Further, we seek acquisitions in attractive markets that offer substantial benefits through reliable income streams, potential add-on transactions, long-term organic growth opportunities and expense reductions. We believe we utilize a comprehensive, conservative due diligence process that is strongly focused on loan credit quality.

•

Attractive markets. We seek to acquire banking franchises in markets that exhibit attractive demographic attributes. Our focus is on comparatively healthy business markets that are home to a substantial number of financial institutions, including troubled financial institutions for which we believe there are a limited number of potential acquirers. Additionally, we seek banking markets that present favorable competitive dynamics and a lack of consolidation in order to position us for long-term growth. We believe that our two current markets—the greater Kansas City region and Colorado—meet these objectives. We intend to continue to make banking acquisitions in these markets and in complementary markets to expand our existing franchise.

•

Focus on client-centered, relationship-driven banking strategy. Our consumer bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit and online banking solutions. Our commercial bankers focus on small and mid-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services.

•

Expansion through organic growth and enhanced product offerings. We believe that our focus on attractive markets will provide long-term opportunities for organic growth, particularly in an improving economic environment. We also believe that our focus on serving consumers and small- to mid-sized businesses, coupled with our enhanced product offerings, will provide an expanded revenue base and new sources of fee income.

•

Operating platform and efficiencies. We have consolidated our acquired banks under one charter and we intend to continue to utilize our comprehensive underwriting and risk management processes while maintaining local branding, leadership and decision making. We have integrated all of our acquired banks onto one state-of-the-art operating platform that we believe will provide scalable technology to support and integrate future growth and realize operating efficiencies throughout our enterprise.

We believe our strategy—growth through selective acquisitions in attractive markets and growth through the retention, expansion and development of client-centered relationships—provides flexibility regardless of economic conditions. We also believe that our established platform for assessing, executing and integrating acquisitions (including FDIC-assisted transactions) creates opportunities in a prolonged economic downturn while the combination of attractive market factors, franchise scale in our targeted markets and our relationship-centered banking focus creates opportunities in an improving economic environment.

Products and Services

Through NBH Bank, N.A., our primary business is to offer a full range of traditional banking products and financial services to both our commercial and consumer customers, who currently are predominantly located in Kansas, Missouri and Colorado. We offer a full array of lending products to cater to our customers’ needs, including, but not limited to, small business loans, equipment loans, term loans, asset-backed loans, letters of credit, commercial lines of credit, residential mortgage loans, home equity and consumer loans. We also offer traditional depository products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, money market deposit accounts, savings accounts and time deposit accounts and cash management services.

We offer a high level of personalized service to our customers through our relationship managers and banking center personnel. We believe that a banking relationship that includes multiple services, such as loan and deposit services, online banking solutions and treasury management products and services, is the key to profitable and long-lasting customer relationships and that our local focus and local decision making provide us with a competitive advantage over banks that do not have these attributes.

Lending Activities

Our primary strategic objective is to serve small- to medium-sized businesses in our market with a variety of unique and useful services, including a full array of commercial mortgage and non-mortgage loans. Our commercial bankers focus on small- and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete suite of loan, deposit and treasury management products and services. Our consumer bankers focus on knowing their individual clients in order to best meet their financial needs, offering a full complement of loan, deposit and online banking solutions. We strive to do business in the areas served by our banking centers, which is also where our marketing is focused, and the vast majority of our new loan customers are located in existing market areas.

Our loan portfolio includes commercial and industrial loans, commercial real estate loans, residential real estate loans, agricultural loans and consumer loans. The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower’s market or industry segment. Attributes of the relevant business market or industry segment include the competitive environment, customer and supplier power, threat of substitutes and barriers to entry and exit. Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio.

Our credit policy also provides detailed procedures for making loans to individuals along with the regulatory requirements to ensure that all loan applications are evaluated subject to our fair lending policy. Our credit policy addresses the common credit standards for making loans to individuals, the credit analysis and financial statement requirements, the collateral requirements, including insurance coverage where appropriate, as well as the documentation required. Our ability to analyze a borrower’s current financial health and credit history, as well as the value of collateral as a secondary source of repayment, when applicable, are significant factors in determining the creditworthiness of loans to individuals. We have also adopted formal credit policies regarding our underwriting procedures for other loans including commercial and commercial real estate loans. We require various levels of internal approvals based on the characteristics of such loans, including the size, nature of the exposure and type of collateral if any. We believe that the procedures required by our credit policies enhance internal responsibility and accountability for underwriting decisions and permit us to monitor the performance of credit decisioning. For more detail on our credit policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Asset Quality.”

As of December 31, 2012, approximately 57% of our total portfolio was variable rate loans, approximately 43% of our total loan portfolio was fixed rate loans and less than 0.9% of our total loan portfolio was unsecured. As of December 31, 2012, of the loans we had originated year-to-date, approximately 35% were variable rate loans and approximately 65% were fixed rate loans.

Commercial and Industrial Loans. We originate commercial and industrial loans and leases, including working capital loans, equipment loans, oil and gas loans and other commercial loans and leases. The terms of these loans vary by purpose and by type of underlying collateral, if any.

Working Capital Loans. Working capital loans generally have terms of up to one year and have variable interest rates priced over the prime rate as published in the Wall Street Journal or LIBOR. The loans are usually secured by accounts receivable and inventory and carry the personal guarantees of the principals of the business.

In some cases, we use an independent third party to assess and recommend appropriate advance rates (i.e., how much we will lend) based on the liquidation value of collateral. Additionally, we may use third-party monitoring of advance rates in some cases. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash.

Equipment Loans. Equipment loans have terms of up to three to five years and are amortized over the terms of the loans. Interest rates are either fixed or variable with variable rate loans priced over the prime rate as published in the Wall Street Journal or LIBOR. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type.

In our credit underwriting process, we carefully evaluate the borrower’s industry, operating performance, liquidity and financial condition. We underwrite credits based on multiple repayment sources, including operating cash flow, liquidation of collateral and guarantor support, if any. As of December 31, 2012, approximately 96.6% of our commercial and industrial loans were secured and a significant portion of those loans were supported by personal guarantees. We closely monitor the operating performance, liquidity and financial condition of borrowers through analysis of periodic financial statements and meetings with the borrower’s management. As part of our credit underwriting process, we also review the borrower’s total debt obligations on a global basis. As of December 31, 2012, we had $270.6 million in commercial and industrial loans and leases outstanding, comprising approximately 14.7% of our total loan portfolio. During the year ended 2012, we originated and closed $87.5 million of commercial and industrial loans, which was approximately 20.2% of total loans originated for portfolio investment during that period.

Real Estate Loans. Our real estate loans consist of commercial real estate loans and residential real estate loans.

Commercial Real Estate Loans. Commercial real estate loans, or CRE loans, consist of loans to finance the purchase of commercial real estate, loans to finance inventory and working capital that are secured by commercial real estate and construction and development loans.

Our CRE loans include loans on 1-4 family construction properties, commercial properties such as office buildings, strip malls, or free-standing commercial properties, multi-family and investor properties and raw land development loans.

These loans are typically secured by a first lien mortgage on multi-family, office, warehouse, hotel or retail property plus assignments of all leases related to the properties. These loans are generally divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner-occupied”) and non-owner occupied loans. In the case of owner-occupied loans, we are usually the primary provider of financial services for the company and/or the principals. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% or less loan-to-value ratio on owner-occupied properties and a 75% or less loan-to-value ratio on non-owner occupied properties. Debt service coverage ratios are also required to comply with our standards. Exceptions to these guidelines are infrequent and are justified based on other credit factors. Substantially all CRE loans require regular monthly amortization of principal and are amortizing over 15 to 25 years with maturity dates that generally do not exceed 3 to 5 years. These loans are either fixed rate or variable rate priced over the prime rate as published in the Wall Street Journal or LIBOR. We seek to reduce the risks associated with commercial mortgage lending by focusing our lending in our primary markets and obtaining financial statements or tax returns or both from borrowers and guarantors at regular intervals. It is also our policy to obtain personal guarantees from the principals of the borrowers.

Outside of owner-occupied CRE loans that are repaid through the cash flows generated by the borrowers’ business operations, commercial real estate is not a focus in our lending strategy. As of December 31, 2012, we had $805.0 million in CRE loans outstanding, comprising approximately 43.9% of our total loan portfolio. During the year ended 2012, we originated and closed $57.5 million of CRE loans, which was approximately 13.2% of total loans originated for portfolio investment during that period.

Residential Real Estate Loans. Residential real estate loans consist of loans secured by the primary or secondary residence of the borrower. These loans consist of closed loans, which are typically amortizing over a 10 to 30 year term. We also offer open-ended home equity loans, which are loans secured by secondary financing on residential real estate. Our loan-to-value benchmark for these loans is below 80% at inception along with satisfactory debt-to-income ratios. Residential real estate loans are offered with fixed rates or variable rates priced over U.S. Treasury indices or the prime rate as published in the Wall Street Journal.

Our primary focus is to maintain and expand relationships with realtors and other key contacts in the residential real estate industry in order to originate new mortgages. As of December 31, 2012, we had a total of $538.7 million in outstanding residential real estate loans, comprising 29.3% of our total loan portfolio. During the year ended 2012, we originated and closed $186.2 million of residential real estate loans, which was approximately 42.9% of total loans originated for portfolio investment during that period.

Agricultural Loans. Agricultural loans consist of loans to farmers and other agricultural businesses to finance agricultural production. The principal source of repayment on these loans is the crops sold at the end of the harvest season. Agricultural loans include term loans to finance agricultural land and equipment, as well as short term lines to support crop production. Loans to finance agricultural land are amortized over 15 to 25 years, typically with three to five year maturities. Loans to finance agricultural equipment are amortized over five to ten years, typically with three to five year maturities. Pricing may be fixed rate or variable rate priced over LIBOR or the prime rate as published in the Wall Street Journal. We leverage specialists to ensure consistent, disciplined underwriting and structuring of agricultural loans. As of December 31, 2012, we had a total of $173.4 million in outstanding agricultural loans, comprising 9.4% of our total loan portfolio. During the year ended 2012, we originated and closed $83.3 million of agricultural loans, which was approximately 19.2% of total loans originated for portfolio investment during that period.

Consumer Loans. We offer a variety of consumer loans, including loans to banking center customers for consumer and business purposes, to meet customer demand and to increase the yield on our loan portfolio. All of our newly originated loans are on a direct to consumer basis. Consumer loans are structured as small personal lines of credit and term loans, with the latter generally bearing interest at a higher rate and having a shorter term than residential mortgage loans. Consumer loans are both secured (for example by deposit accounts, brokerage accounts or automobiles) and unsecured and carry either a fixed rate or variable rate.

Examples of our consumer loans include:

•	home improvement loans not secured by real estate;

•	new and used automobile loans; and

•	personal lines of credit.

As of December 31, 2012, we had $50.3 million in consumer loans outstanding, comprising 2.7% of our total loan portfolio. During the year ended 2012, we originated and closed $19.7 million of consumer loans, which was approximately 4.5% of total loans originated for portfolio investment during that period.

Deposit Products and Other Funding Sources

We offer a variety of deposit products to our customers, including checking accounts, savings accounts, money market accounts and other deposit accounts, including fixed-rate, fixed maturity retail time deposits ranging in terms from 30 days to five years, individual retirement accounts, and non-retail time deposits consisting of jumbo certificates greater than or equal to $100,000. As of December 31, 2012, our deposit portfolio was comprised of 16.1% non-interest bearing deposits and 41.7% time deposits. We intend to continue our efforts to attract lower cost transaction deposits from our business lending relationships in order to lower our cost of funds and improve our net interest margin.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our banking centers. In order to attract and retain deposits, we rely on providing quality service and introducing new products and services that meet our customers’ needs.

Financial Products & Services

In addition to traditional banking activities, we provide other financial services to our customers, including: internet banking, wire transfers, automated clearing house services, electronic bill payment, lock box services, remote deposit capture services, merchant processing services, cash vault, controlled disbursements, positive pay and cash management services (including account reconciliation, collections and sweep accounts).

Competition

The banking landscape in our primary markets of Colorado, Kansas and Missouri is highly competitive and quite fragmented, with many small banks having limited market share while the large out of state national and super-

regional banks control the majority of deposits and profitable banking relationships. We compete actively with national, regional and local financial services providers, including banks, thrifts, credit unions, mortgage bankers and finance companies. Our largest banking competitors in the Kansas City MSA are UMB, Commerce Bank, US Bank, Bank of America, Valley View, Capitol Federal, Central Bancompany, CCB Financial Corp, Enterprise Financial Services Corp, and our largest competitors in Colorado are Wells Fargo, FirstBank, JPMorgan Chase, U.S. Bank, Bank of the West, KeyBank, Alpine Bank, Compass Bank, Vectra Bank and First National Bank of Colorado.

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional brick and mortar banks and nontraditional alternatives, such as online banks. Competition among providers is based on many factors. We believe the most important of these competitive factors that determine success are our consumer bankers’ focus on knowing their individual clients in order to best meet their financial needs and our commercial bankers’ focus on small- and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services. The primary factors driving commercial and consumer competition for loans and deposits are interest rates, the fees charged, customer service levels and the range of products and services offered. In addition, other competitive factors include the location and hours of our branches and customer service orientation of our employees.

We recognize that there are banks with which we compete that have greater financial resources, access to more capital and higher lending capacity than we do and offer a wider range of deposit and lending instruments than we do. However, given our existing capital base, we expect to be able to meet the majority of small- to medium-sized business and consumer credit needs. As of December 31, 2012, our legal lending limit to any one customer was $130.0 million and our house limit to any one customer was $30.0 million.

Employees

At February 28, 2013, we had 1,155 full-time employees and 50 part-time employees. Given the nature of our business, we have moved aggressively to add significant talent to our commercial and consumer bankers as well as our risk management functions.

SUPERVISION AND REGULATION

The U.S. banking industry is highly regulated under federal and state law. Banking laws, regulations, and policies affect the operations of the Company and its subsidiary. Investors should understand that the primary objective of the U.S. bank regulatory regime is the protection of depositors, the Depositors Insurance Fund (“DIF”), and the banking system as a whole, not the protection of the Company’s stockholders.

As a bank holding company, we are subject to inspection, examination, supervision and regulation by the Federal Reserve. Our bank subsidiary is subject to supervision and regulation by the OCC. In addition, we expect that the additional businesses that we may invest in or acquire will be regulated by various state and/or federal banking regulators, including the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve and the FDIC.

Banking statutes and regulations are subject to continual review and revision by Congress, state legislatures and federal and state regulatory agencies. A change in such statutes or regulations, including changes in how they are interpreted or implemented, could have a material effect on our business. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance pursuant to such laws and regulations, which are binding on us and our subsidiaries. These regulatory issuances also may affect the conduct of our business or impose additional regulatory obligations. The description below summarizes certain elements of the applicable bank regulatory framework. This description is not intended to describe all laws and regulations applicable to us and our subsidiaries. The description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described.

National Bank Holdings Corporation as a Bank Holding Company

Any entity that acquires direct or indirect control of a bank must obtain prior approval of the Federal Reserve to become a bank holding company pursuant to the Bank Holding Company Act (“BHCA”). We became a bank holding company in 2010 in connection with the acquisition of the assets and assumption of selected liabilities of the former Hillcrest Bank from the FDIC by our newly chartered bank subsidiary, Hillcrest Bank, N.A. (now part of NBH Bank, N.A.). As a bank holding company, we are subject to regulation under the BHCA and to supervision, examination, and enforcement by the Federal Reserve. Federal Reserve jurisdiction also extends to any company that we directly or indirectly control, such as our non-bank subsidiaries and other companies in which we make a controlling investment. While subjecting us to supervision and regulation, we believe that our status as a bank holding company (as opposed to a non-controlling investor) broadens the investment opportunities available to us among public and private financial institutions, failing and troubled financial institutions, seized assets and deposits and FDIC auctions.

Banking statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions and make distributions or pay dividends on our equity securities. They may also require us to provide financial support to any bank that we control, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of Bank Midwest or other depository institutions we control.

NBH Bank, N.A. as a National Bank

NBH Bank, N.A. (formerly Bank Midwest, N.A); is a national bank, chartered under federal law, and, as such, is subject to supervision and examination by the OCC, NBH Bank’s primary banking regulator. NBH Bank’s deposits are insured by the FDIC through the DIF, in the manner and to the extent provided by law. As an insured bank, NBH Bank is subject to the provisions of the Federal Deposit Insurance Act, as amended (which we refer to as the “FDI Act”) and the FDIC’s implementing regulations thereunder, and may also be subject to supervision and examination by the FDIC under certain circumstances.

Under the FDIC Improvement Act of 1991 (which we refer to as “FDICIA”), NBH Bank must submit financial statements prepared in accordance with GAAP and management reports signed by the Company’s and NBH Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, an assessment of internal controls, and an assessment of NBH Bank’s compliance with various banking laws and FDIC and other banking regulations. In addition, we must submit annual audit reports to federal regulators prepared by independent auditors. As allowed by regulations, we may use our audit report prepared for the Company to satisfy this requirement. We must provide our auditors with examination reports, supervisory agreements and reports of enforcement actions. The auditors must also attest to and report on the statements of management relating to the internal controls. FDICIA also requires that NBH Bank form an independent audit committee consisting of outside directors only, or that the Company’s audit committee be entirely independent.

NBH Bank is subject to specific requirements pursuant to the OCC Operating Agreement it entered into with the OCC in connection with our acquisition of Bank Midwest (which we refer to as the “OCC Operating Agreement”). The OCC Operating Agreement requires that NBH Bank maintain total capital at least equal to 12% of risk-weighted assets, tier 1 capital at least equal to 11% of risk-weighted assets and tier 1 capital at least equal to 10% of adjusted total assets and not pay a dividend to the Company. In the fourth quarter of 2013, the Operating Agreement allows us to seek the OCC’s consent to reduce capital levels and their non-objection to pay dividends. The OCC Operating Agreement requires, among other things, that NBH Bank provide notice to, and obtain consent from, the OCC with respect to any additional failed bank acquisitions from the FDIC or the appointment of any new director or senior executive officer of NBH Bank. In addition, the OCC Operating Agreement required NBH Bank to submit a comprehensive business plan to the OCC and requires NBH Bank not to significantly deviate from its business plan without the OCC’s consent and to review its progress under such plan quarterly.

NBH Bank (and, with respect to certain provisions, the Company) is also subject to a FDIC Order, dated November 4, 2010 (which we refer to as the “FDIC Order”), issued in connection with the FDIC’s approval of our applications for deposit insurance following the Bank Midwest acquisition. The FDIC Order requires, among other things, that until fourth quarter of 2013, NBH Bank must obtain the FDIC’s approval before implementing certain compensation plans and certain changes to its management and board of directors, submit updated business plans and reports of material deviations from those plans to the FDIC and comply with the applicable requirements of the FDIC Policy Statement. Additionally, the FDIC Order requires that NBH Bank maintain a ratio of tier 1 capital to total assets equal to at least ten percent until the fourth quarter of 2013. The FDIC Order also required that NBH Bank be initially capitalized with at least $390.0 million of paid-in capital and requires that NBH Bank establish an audit committee of the Board of Directors comprised of at least three directors, none of whom are officers of the bank and all of whom are independent, obtain adequate fidelity coverage, adopt an accrual accounting system, submit to (and receive a non-objection by) the FDIC of a Community Reinvestment Act (“CRA”) plan, obtain annual audits of its financial statements by an independent public accounting firm, and make disclosures to proposed directors and stockholders of NBH Bank concerning the interests of any insider in any transaction by the bank.

A failure by us or NBH Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order, or the objection by the OCC or the FDIC to any materials or information submitted pursuant to the OCC Operating Agreement or the FDIC Order, could prevent us from executing our business strategy and materially and adversely affect us. As of December 31, 2012, NBH Bank was in compliance with all of the material terms of the OCC Operating Agreement and FDIC Order.

We filed two comprehensive three-year business plans with the OCC in connection with the organization and operation of Bank Midwest, N.A. and the acquisition of Hillcrest Bank, N.A. The OCC issued supervisory non-objection with respect to each plan on March 22, 2011 and our board of directors subsequently adopted each plan. Each plan covers the requirements mandated by the OCC, including a mission statement, an assessment of the bank’s current and future operating environment, strategic goals and objectives, identification of present and future product lines, adequacy of internal operations, management, staffing, policies and procedures, a risk management program, compensation plans, policies on corporate governance, quarterly financial forecasts, funding plan, capital plan, securities portfolio composition, lending activities, the intended geographic market area and competitive factors, plans to adhere with consumer laws, a description of the bank’s Bank Secrecy Act compliance plan, a description of the bank’s Community Reinvestment Act program, a description of the bank’s current and retail branch footprint, a description of the bank’s owned and leased premises and equipment, an assessment of the bank’s technology systems, a list of activities outsourced to third parties, an evaluation of the bank’s vendor management program, a review of the bank’s security program, and an action plan to adhere with the OCC comprehensive business plans.

We have implemented a quarterly monitoring and reporting process to remain in compliance with the comprehensive business plans and the requirements of the OCC Agreement and FDIC Order. We also file a written quarterly status report to the OCC regarding our adherence to the business plan, capital plan, loan portfolio program, liquidity plan, risk management program, corporate governance, and changes to directors and senior executive officers. In addition, NBH Bank is required to inform the OCC of acquisitions and has previously provided the OCC with detailed acquisition plans for each completed acquisition and received prior OCC supervisory non-objection to execute the acquisitions.

Regulatory Notice and Approval Requirements for Acquisitions of Control

We must generally receive federal bank regulatory approval before we can acquire an institution or business. Specifically, as a bank holding company, we must obtain prior approval of the Federal Reserve in connection with any acquisition that would result in the Company owning or controlling more than 5% of any class of voting securities of a bank or another bank holding company. In acting on such applications, the Federal Reserve considers, among other factors: the effect of the acquisition on competition; the financial condition and future prospects of the applicant and the banks involved; the managerial resources of the applicant and the banks involved; the convenience and needs of the community, including the record of performance under the CRA; the effectiveness of the applicant in combating money laundering activities; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. Our ability to make investments in depository institutions will depend on our ability to obtain approval for such investments from the Federal Reserve. The Federal Reserve could deny our application based on the above criteria or other considerations. For example, we could be required to sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

Federal and state laws, including the BHCA and the Change in Bank Control Act, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. Whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting securities. Subject to rebuttal, an investor is presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting securities and either the depository institution or company is a public company or no other person will hold a greater percentage of that class of voting securities after the acquisition. If an investor’s ownership of our voting securities were to exceed certain thresholds, the investor could be deemed to “control” us for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

Broad Supervision, Examination and Enforcement Powers

A principal objective of the U.S. bank regulatory regime is to protect depositors by ensuring the financial safety and soundness of banks and other insured depository institutions. To that end, the Federal Reserve, the OCC and the FDIC have broad regulatory, examination and enforcement authority over bank holding companies and national banks. This authority serves to ensure compliance with banking statutes, regulations, and regulatory guidance, orders, and agreements and safe and sound operation, including the power to issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance and appoint a conservator or receiver. Bank regulators regularly examine the operations of banks and bank holding companies. In addition, banks and bank holding companies are subject to periodic reporting and filing requirements.

Bank regulators have various remedies available if they determine that a banking organization has violated any law or regulation, that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory, or that the banking organization is operating in an unsafe or unsound manner. The bank regulators have the power to, among other things: enjoin “unsafe or unsound” practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors, terminate deposit insurance, and appoint a conservator or receiver.

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company, its subsidiaries and their respective officers, directors and institution-affiliated parties to the remedies described above and other sanctions. In addition, the FDIC could terminate NBH Bank’s deposit insurance if it determined that the bank’s financial condition was unsafe or unsound or that the bank engaged in unsafe or unsound practices or violated an applicable rule, regulation, order or condition enacted or imposed by the bank’s regulators.

Interstate Banking

Interstate Banking for State and National Banks

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (which we refer to as the “Riegle- Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state). The Dodd-Frank Wall Street Reform and Consumer Protection Act (which we refer to as the “Dodd-Frank Act”) amended the BHCA to require that a bank holding company be well capitalized and well managed, not merely adequately capitalized and adequately managed, in order to acquire a bank located outside of the bank holding company’s home state.

The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate banking centers. The Dodd-Frank Act permits a national or state bank, with the approval of its regulator, to open a de novo branch in any state if the law of the state in which the branch is proposed would permit the establishment of the branch if the bank were a bank chartered in that state. National banks may provide trust services in any state to the same extent as a trust company chartered by that state.

FDIC Statement of Policy on Qualifications for Failed Bank Acquisitions

As the agency responsible for resolving failed depository institutions, the FDIC has discretion to determine whether a party is qualified to bid on a failed institution. The FDIC Policy Statement imposes additional restrictions and requirements on certain “private investors” and institutions to the extent that those investors or institutions seek to acquire a failed insured depository institution from the FDIC. The FDIC adopted the FDIC Policy Statement on August 26, 2009, and issued guidance regarding the policy statement on January 6, 2010 and April 23, 2010.

The FDIC Policy Statement applies to private investors in a company (such as the Company) that proposes to assume deposit liabilities (or liabilities and assets) from the resolution of a failed insured depository institution, but does not apply to investors with 5% or less of the total voting power of an acquired depository institution or its bank holding company, provided there is no evidence of concerted action by such investors. In the FDIC Policy Statement Q&A, the FDIC indicated that it will presume that “concerted action” exists where investors with 5% or less of the total voting power of an acquired depository institution or its bank holding company own, in the aggregate, greater than two-thirds of the total voting power of such acquired depositary institution or its bank holding company. This presumption may be rebutted if the investors or the placement agent provide sufficient evidence that the investors are not participating in concerted action. In evaluating whether this presumption has been rebutted, the FDIC will consider, among other things: (1) whether each investor was among many potential investors contacted for investment and reached an independent decision to invest, (2) whether any investors are managed or advised by a common investment manager or advisor, (3) whether any investors are engaged or anticipate engaging, as part of a group consisting of substantially the same entities as the stockholders of the acquired depository institution or holding company, in substantially the same combination of interests, in any additional banking or non-banking activity in the United States, (4) whether any investor has any significant ownership interest in or the right to acquire shares of any other investor, (5) whether there are any agreements or understandings between any investors for the purpose of controlling the depository institution or its bank holding company, (6) whether any investors (or any directors representing investors) will consult one another concerning the voting of the depository institution’s or its bank holding company’s stock, (7) whether any directors representing a particular investor will represent only the investor which nominated him or her or will also represent additional investors and (8) the primary federal banking regulator’s evaluation of whether any investors are acting in concert for purposes of applying the Change in Bank Control Act and the BHCA.

For those institutions and investors to which it applies, the FDIC Policy Statement imposes the following provisions, among others. First, institutions are required to maintain a ratio of tier 1 common equity to total assets of at least 10% for a period of three years, and thereafter maintain a capital level sufficient to be “well capitalized” under regulatory standards during the remaining period of ownership of the investors. This amount of capital exceeds the amount otherwise required under applicable regulatory requirements. Second, investors that collectively own 80% or more of two or more depository institutions are required to pledge to the FDIC their proportionate interests in each institution to indemnify the FDIC against any losses it incurs in connection with the failure of one of the institutions. Third, institutions are prohibited from extending credit to investors and to affiliates of investors. Fourth, investors may not employ ownership structures that use entities domiciled in bank secrecy jurisdictions. The FDIC has interpreted this prohibition to apply to a wide range of non-U.S. jurisdictions. In its guidance, the FDIC has required that non-U.S. investors subject to the FDIC Policy Statement invest through a U.S. subsidiary and adhere to certain requirements related to record keeping and information sharing. Fifth, investors are prohibited from selling or otherwise transferring the securities they hold for three years after acquisition without FDIC approval. These transfer restrictions do not apply to open-ended investment companies that are registered under the Investment Company Act, issue redeemable securities and allow investors to redeem on demand. Sixth, investors may not employ complex and functionally opaque ownership structures to invest in institutions. Seventh, investors that own 10% or more of the equity of a failed institution are not eligible to bid for that institution in an FDIC auction. Eighth, investors may be required to provide information to the FDIC regarding the investors and all entities in their ownership chains, such as information regarding the size of the capital fund or funds, their diversification, their return profiles, their marketing documents, their management teams and their business models. Ninth, the FDIC Policy Statement does not replace or substitute for otherwise applicable regulations or statutes.

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions (generally referred to as “Covered Transactions”) between a bank and its nonbank affiliates. Covered Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank, and Covered Transactions with all affiliates may not exceed, in the aggregate, 20% of the bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from tier 2 capital. The bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with Covered Transactions that are extensions of credit, the bank may be required to hold collateral to provide added security to the bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are Covered Transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding Covered Transactions must be satisfied.

Bank Holding Companies as a Source of Strength

The Federal Reserve requires that a bank holding company serve as a source of financial and managerial strength to each bank that it controls and, under appropriate circumstances, commit resources to support each such controlled bank. This support may be required at times when the bank holding company may not have the resources to provide the support. Because we are a bank holding company, the Federal Reserve views the Company (and its consolidated assets) as a source of financial and managerial strength for any controlled depository institutions.

Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require its bank holding company to guarantee a capital restoration plan. In addition, if the Federal Reserve believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such action is not in the best interests of the bank holding company or its stockholders.

The Dodd-Frank Act codified the requirement that holding companies, like the Company, serve as a source of financial strength for their subsidiary depository institutions, by providing financial assistance to its insured depository institution subsidiaries in the event of financial distress. Under the source of strength requirement imposed by the Federal Reserve and codified in the Dodd-Frank Act, the Company could be required to provide financial assistance to the Bank should it experience financial distress. If the capital of the Bank were to become impaired, the OCC could assess the Company for the deficiency. If we failed to pay the assessment within three months, the OCC could order the sale of our stock in the Bank to cover the deficiency.

In addition, capital loans by us to the Bank will be subordinate in right of payment to deposits and certain other indebtedness of the Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Depositor Preference

The FDI Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If our insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including us, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions

FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company and for any assistance provided by the FDIC to an FDIC-insured depository institution that is in danger of default and that is controlled by the same bank holding company. “Default” means generally the appointment of a conservator or receiver for the institution. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The cross-guarantee liability for a loss at a commonly controlled institution would be subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors or general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions).

Dividend Restrictions

The Company is a legal entity separate and distinct from its subsidiary. Because the Company’s consolidated net income consists largely of net income of its bank, the Company’s ability to pay dividends depends upon its receipt of dividends from its subsidiary. The ability of a bank to pay dividends and make other distributions is limited by federal and state law. The specific limits depend on a number of factors, including the bank’s type of charter, recent earnings, recent dividends, level of capital and regulatory status. The regulators are authorized, and under certain circumstances are required, to determine that the payment of dividends or other distributions by a bank would be an unsafe or unsound practice and to prohibit that payment. For example, the FDI Act generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.

Dividends that may be paid by a national bank without the express approval of the OCC are limited in the aggregate for any calendar year to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. State-chartered subsidiary banks are also subject to state regulations that limit dividends. Nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.

Currently, the OCC Operating Agreement prohibits NBH Bank from paying a dividend to the Company until at least the fourth quarter of 2013 and, once the prohibition period has elapsed, imposes other restrictions on NBH Bank’s ability to pay dividends, including requiring prior non-objection from the OCC before any distribution is made.

The ability of a bank holding company to pay dividends and make other distributions can also be limited. The Federal Reserve has authority to prohibit a bank holding company from paying dividends or making other distributions. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless: (a) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (b) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries; and (c) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. While we experienced a third quarter 2012 net loss related to expenses incurred in connection with our IPO, our regulators did not object to our plan to pay a quarterly cash dividend because doing so would not weaken our financial health. The Dodd-Frank Act imposes, and Basel III (described below) once in effect will impose, additional restrictions on the ability of banking institutions to pay dividends.

Regulatory Capital Requirements

In General

Bank regulators view capital levels as important indicators of an institution’s financial soundness. As a bank holding company, we are subject to regulatory capital adequacy requirements implemented by the Federal Reserve. In addition, the OCC imposes capital adequacy requirements on our subsidiary bank. The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations. Under these guidelines, assets are assigned to one of several risk categories, and nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by a risk adjustment percentage for the category. NBH Bank is, and other depository institution subsidiaries that we may acquire or control in the future will be, subject to such capital adequacy guidelines.

There are five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can result in various enforcement actions by the bank’s regulator, including directives to increase capital, formal or informal written agreements with the regulator, and various activities restrictions, all of which, if undertaken, could have a direct material effect on our financial condition.

Quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets. There are three categories of capital under the guidelines. With the implementation of the Dodd-Frank Act, certain changes have been made as to the type of capital that falls under each of these categories. For depository institution holding companies that (1) have more than $15 billion of total consolidated assets as of December 31, 2009 or (2) were not mutual holding companies on May 19, 2010, tier 1 capital includes common shareholders’ equity, qualifying preferred stock and trust preferred securities issued before May 19, 2010, less goodwill and certain other deductions (including a portion of servicing assets and the unrealized net gains and losses, after taxes, on securities available for sale). Tier 2 capital includes preferred stock and trust preferred securities not qualifying as tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines. Tier 2 capital is limited to the amount of tier 1 capital (i.e., at least half of the total capital must be in the form of tier 1 capital). Tier 3 capital includes certain qualifying unsecured subordinated debt. See “—Changes in Laws, Regulations or Policies and the Dodd-Frank Act.”

Under the guidelines, capital is compared with the relative risk related to the balance sheet. To derive the risk included in the balance sheet, a risk weighting is applied to each balance sheet asset and off-balance sheet item, primarily based on the relative credit risk of the asset or counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0% and certain real-estate related loans risk-weighted at 50%. Off-balance sheet items, such as loan commitments and derivatives, are also applied a risk weight after calculating balance sheet equivalent amounts. A credit conversion factor is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. Derivatives are converted to balance sheet equivalents based on notional values, replacement costs and remaining contractual terms. For certain recourse obligations, direct credit substitutes, residual interests in asset securitization and other securitized transaction that expose institutions primarily to credit risk, the capital amounts and classification under the guidelines are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Banks and bank holding companies currently are required to maintain tier 1 capital and the sum of tier 1 and tier 2 capital equal to at least 6% and 10%, respectively, of their total risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) to be deemed “well capitalized.” The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or when a bank’s particular circumstances warrant. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the Federal Reserve considers a “tangible tier 1 leverage ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or engaging in new capital to adjusted average total assets) guidelines for banks within their regulatory jurisdictions. These guidelines provide for a minimum leverage ratio of 5% for banks to be deemed “well capitalized.” Our regulatory capital ratios and those of NBH Bank are in excess of the levels established for “well-capitalized” institutions.

As an additional means to identify problems in the financial management of depository institutions, the FDI Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements that address the risks that the activities of an institution pose to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. The federal banking agencies recently proposed revised capital guidelines to the Dodd-Frank Act and to effect the implementation of Basel III (described below). In addition, they may make additional changes in the future, based on these or other regulatory or supervisory developments. We cannot be certain what impact proposed or future changes to existing capital guidelines will have on us or NBH Bank.

Basel I, Basel II and Basel III Accords

The current risk-based capital guidelines that apply to us and our subsidiary bank are based on the 1988 capital accord, referred to as Basel I, of the International Basel Committee on Banking Supervision (which we refer to as the “Basel Committee”), a committee of central banks and bank supervisors, as implemented by federal bank regulators. In 2008, the bank regulatory agencies began to phase-in capital standards based on a second capital accord issued by the Basel Committee, referred to as Basel II, for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Because we do not anticipate controlling any large or “core” international bank in the foreseeable future, Basel II will not apply to us.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. When fully phased-in on January 1, 2019, Basel III increases the minimum tier 1 common equity ratio to 4.5%, net of regulatory deductions and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum tier 1 common equity ratio to at least 7.0%. Basel III increases the minimum tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital conservation buffer and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a tier 1 common equity ratio above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases and compensation based on the amount of such shortfall.

Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The phase-in of the new rules is to commence on January 1, 2013, with the phase-in of the capital conservation buffer commencing on January 1, 2016 and the rules to be fully phased-in by January 1, 2019.

In November 2010, Basel III was endorsed by the Group of Twenty (G-20) Finance Ministers and Central Bank Governors and will be subject to individual adoption by member nations, including the United States. On December 16, 2010, the Basel Committee issued the text of the Basel III rules, which presents the details of global regulatory standards on bank capital adequacy and liquidity agreed by the Basel Committee and endorsed by the G-20 leaders. In June 2012, the federal banking agencies released proposed changes to the current capital adequacy standards in light of Basel III and capital changes required by the Dodd-Frank Act. If finalized as proposed in the U.S., Basel III would lead to higher capital requirements and more restrictive leverage and liquidity ratios. The ultimate impact of the new capital and liquidity standards on us and our bank subsidiary is currently being reviewed and will depend on a number of factors, including completion of the rulemaking process and final implementation by the U.S. banking regulators. We cannot determine the ultimate effect that potential legislation, or subsequent regulations, if enacted, would have upon our earnings or financial position.

Prompt Corrective Action

The FDI Act requires federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking regulators have specified by regulation the relevant capital levels for each of the five categories. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

Reserve Requirements

Pursuant to regulations of the Federal Reserve, all banks are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

Deposit Insurance Assessments

FDIC-insured banks are required to pay deposit insurance premiums to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. The FDIC recently raised assessment rates to increase funding for the DIF, which is currently underfunded.

The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. In addition, federal deposit insurance for the full net amount of deposits in non-interest-bearing transaction accounts was extended through December 31, 2012 for all insured banks. Beginning January 1, 2013, all of a depositor’s accounts at an insured bank, including all non-interest bearing transaction accounts, are insured by the FDIC up to $250,000.

The Dodd-Frank Act changes the deposit insurance assessment framework, primarily by basing assessments on an institution’s average total consolidated assets less average tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits, which is expected to shift a greater portion of the aggregate assessments to large banks, as described in detail below. The Dodd-Frank Act also eliminates the upper limit for the reserve ratio designated by the FDIC each year, increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

The Dodd-Frank Act requires the DIF to reach a reserve ratio of 1.35% of insured deposits by September 30, 2020. On December 20, 2010, the FDIC raised the minimum designated reserve ratio of DIF to 2%. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act. Under the Dodd- Frank Act, the FDIC is required to offset the effect of the higher reserve ratio on small insured depository institutions, those with consolidated assets of less than $10 billion.

On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule, mandated by the Dodd-Frank Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the new assessment base under the Dodd-Frank Act is larger than the current assessment base, the final rule’s assessment rates are lower than the current rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the final rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule also determines how the effect of the higher reserve ratio will be offset for institutions with less than $10 billion of consolidated assets.

Continued action by the FDIC to replenish the DIF as well as changes contained in the Dodd-Frank Act may result in higher assessment rates. NBH Bank may be able to pass part or all of this cost on to its customers, including in the form of lower interest rates on deposits, or fees to some depositors, depending on market conditions.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. If deposit insurance for a banking business we invest in or acquire were to be terminated, that would have a material adverse effect on that banking business and potentially on the Company as a whole.

Permitted Activities and Investments by Bank Holding Companies

The BHCA generally prohibits a bank holding company from engaging, directly or indirectly, in activities other than banking or managing or controlling banks, except for activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (which we refer to as the “GLB Act”) expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities. We have not yet determined whether it would be appropriate or advisable in the future to become a financial holding company.

Privacy Provisions of the GLB Act and Restrictions on Cross-Selling

Federal banking regulators, as required under the GLB Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act, which have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different companies that we own or may come to own for the purpose of cross-selling products and services among companies we own.

In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies adopted guidelines for establishing information security standards for such information. The guidelines require banking organizations to establish an information security program to: (i) identify and assess the risks that may threaten customer information; (ii) develop a written plan containing policies and procedures to manage and control these risks; (iii) implement and test the plan; and (iv) adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats. The guidelines also outline the responsibilities of directors of banking organizations in overseeing the protection of customer information and address response programs for unauthorized access to customer information.

A number of states have adopted their own statutes concerning financial privacy and requiring notification of security breaches.

Anti-Money Laundering Requirements

Under federal law, including the Bank Secrecy Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Among other things, these laws are intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence, customer identification, and recordkeeping, including in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

Office of Foreign Assets Control (“OFAC”) is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or NBH Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Company or NBH Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Consumer Laws and Regulations

Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Funds Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Act, GLB Act, Home Mortgage Disclosure Act, Right to Financial Privacy Act and Real Estate Settlement Procedures Act.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

The Dodd-Frank Act creates a new independent Consumer Finance Protection Bureau (which we refer to as the “Consumer Bureau”) that has broad authority to regulate and supervise retail financial services activities of banks and various non-bank providers. The Consumer Bureau has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, however, banks with assets of $10 billion or less, such as NBH Bank, will continue to be examined for consumer compliance by their primary bank regulator.

The Community Reinvestment Act

The CRA is intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its community when considering certain applications by a bank, including applications to establish a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.

When we apply for regulatory approval to make certain investments, the regulators will consider the CRA record of the target institution and our depository institution subsidiary. An unsatisfactory CRA record could substantially delay approval or result in denial of an application.

Changes in Laws, Regulations or Policies and the Dodd-Frank Act

Congress and state legislatures may introduce from time to time measures or take actions that would modify the regulation of banks or bank holding companies. In addition, federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. Such changes could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks and other financial institutions, all of which could affect our investment opportunities and our assessment of how attractive such opportunities may be. We cannot predict whether potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on our business, results of operations, liquidity or financial condition.

The Dodd-Frank Act, which was signed into law on July 21, 2010, has a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. In addition to certain implications of the Dodd-Frank Act discussed above, the following items are also key provisions of the Dodd-Frank Act:

•

Limitation on Federal Preemption. The Dodd-Frank Act may reduce the ability of national banks to rely upon federal preemption of state consumer financial laws. The Dodd-Frank Act also eliminates the extension of preemption under the National Bank Act to operating subsidiaries of national banks. The Dodd-Frank Act authorizes state enforcement authorities to bring lawsuits under non-preempted state law against national banks and authorizes suits by state attorney generals against national banks to enforce rules issued by the Consumer Bureau.

•

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. The Dodd-Frank Act also generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgages and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act: (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation (unless exempted by the Jumpstart Our Business Startups Act (the “JOBS Act”); (2) enhances independence requirements for compensation committee members and advisors; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

Many of the requirements of the Dodd-Frank Act will be implemented over time, and most will be subject to regulations implemented over the course of several years. Given the uncertainty surrounding the manner in which many of the Dodd-Frank Act’s provisions will be implemented by the various regulatory agencies and through regulations, the full extent of the impact on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us.

Item 1A.	RISK FACTORS.

Risks Relating to Our Banking Operations

We have recently completed four acquisitions and have a limited operating history from which investors can evaluate our future prospects and financial and operating performance.

We were organized in June 2009 and acquired selected assets and assumed selected liabilities of Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado in October 2010, December 2010, July 2011 and October 2011, respectively. Because our banking operations began in 2010, we have a limited operating history upon which investors can evaluate our operational performance or compare our recent performance to historical performance. Although we acquired selected assets and assumed selected liabilities of four depository institutions which had operated for longer periods of time than we have, their business models and experiences are not reflective of our plans. Accordingly, our limited time operating our acquired franchises may make it difficult for investors to evaluate our future prospects and financial and operating performance. Moreover, because a large portion of our loans and OREO are covered by loss sharing agreements with the FDIC and all of the loans and OREO we acquired were marked to fair value at the time of our acquisition, we believe that the historical financial results of the acquisitions are less useful to an evaluation of our future prospects and financial and operating performance. Certain other factors may also make it difficult for investors to evaluate our future prospects and financial and operating performance, including, among others:

•

our current asset mix, loan quality and allowance for loan losses are not representative of our anticipated future asset mix, loan quality and allowance for loan losses, which may change materially as we undertake organic loan origination and banking activities and pursue future acquisitions;

•

a large portion of our loans and OREO were covered by loss sharing agreements with the FDIC, which reimburse a variable percentage of losses experienced on these assets; thus, we may face higher losses once the FDIC loss sharing arrangements expire and losses may exceed the discounts we received;

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

•	our acquisition history may not be indicative of our ability to execute our external growth strategy, and our inability to execute such strategy would materially and adversely affect us.

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

Our business and operations are sensitive to general business and economic conditions in the United States and in our two core markets in Colorado and the greater Kansas City region. If the economies in our core markets, or the U.S. economy more generally, are unable to steadily emerge from the recession that began in 2007 or we experience worsening economic conditions, we could be materially and adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors would be detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us.

Changes in the assumptions underlying our loss share accounting and acquisition method of accounting could affect our financial information and have a material adverse effect on us.

A material portion of our financial results is based on loss share accounting, which is subject to assumptions and judgments made by us and our regulators. In addition, as a result of our recent acquisitions, our financial information is heavily influenced by the application of the acquisition method of accounting. Both methodologies require us to make complex assumptions, which assumptions materially affect our financial results. If these assumptions are incorrect or we change or modify our assumptions, it could have a material adverse effect on us or our previously reported results. As such, any financial information generated through the use of loss share accounting or the acquisition method of accounting is subject to modification or change. If our assumptions are incorrect and we change or modify our assumptions, it could have a material adverse effect on us or our previously reported results

Our business is highly susceptible to credit risk and fluctuations in the value of real estate collateralizes such credit.

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

Soft residential and commercial real estate markets, higher delinquency and default rates, heightened vacancy rates and volatile and constrained secondary credit markets affect the real estate industry generally and in areas in which our business is currently most heavily concentrated. We may be materially and adversely affected by declines in real estate values. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could materially and adversely affect us

We depend on our executive officers and key personnel to implement our strategy and could be harmed by the loss of their services.

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

Our allowance for loan losses and fair value adjustments may prove to be insufficient to absorb losses inherent in our loan or OREO portfolio.

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

A significant portion of our revenue is derived from assets acquired in Hillcrest Bank and Community Banks of Colorado transactions. Certain of the loans, commitments and foreclosed assets acquired in those transactions are covered by the loss sharing agreements, which provide that a significant portion of the losses related to those covered assets will be borne by the FDIC. We may, however, experience difficulties in complying with the requirements of the loss sharing agreements, including the extensive record-keeping and documentation relating to the status and reimbursement of covered assets. The required terms of the agreements are extensive and failure to comply with any of the terms could result in a specific asset or group of assets losing their loss sharing coverage. Additionally, complying with the extensive requirements to avail ourselves of the loss sharing coverage could take management time and attention away from other aspects of running our business.

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

A significant portion of our loan portfolio is secured by real property, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. There is a risk that hazardous or toxic substances could be found on these properties, and we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

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

We require liquidity to make loans and to repay deposit and other liabilities as they become due or are demanded by clients. We principally depend on checking, savings and money market deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. As a result of a decline in depositor confidence, an increase in interest rates paid by competitors, general interest rate levels, FDIC insurance costs, higher returns being available to clients on alternative investments and general economic conditions, a substantial number of our clients could withdraw their bank deposits with us from time to time, resulting in our deposit levels decreasing substantially, and our cash on hand may not be able to cover such withdrawals and our other business needs, including amounts necessary to operate and grow our business. This would require us to seek third party funding or other sources of liquidity, such as asset sales. Our access to third party funding sources, including our ability to raise funds through the issuance of additional shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, may be impacted by our financial strength, performance and prospects and may also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets, all of which may make potential funding sources more difficult to access, less reliable and more expensive. We may not have access to third party funding in sufficient amounts on favorable terms, or the ability to undertake asset sales or access other sources of liquidity, when needed, or at all, which could materially and adversely affect us.

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

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing systems and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of client business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

As a publicly traded company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. We will also be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 concerning internal control over financial reporting. We may experience difficulty in meeting the SEC’s reporting requirements. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause investors and potential investors to lose confidence in us and reduce the market price of our Class A common stock.

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

Risks Relating to our Growth Strategy

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

The success of future transactions will depend on our ability to successfully identify and consummate acquisitions of financial services franchises that meet our investment objectives. Because of the intense competition for acquisition opportunities and the limited number of potential targets, we may not be able to successfully consummate acquisitions on attractive terms, or at all, that are necessary to grow our business.

The success of future transactions will depend on our ability to successfully identify and consummate transactions with target financials services franchises that meet our investment objectives. There are significant risks associated with our ability to identify and successfully consummate these acquisitions. There are a limited number of acquisition opportunities, and we expect to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions and financial services franchises. Many of these entities are well established and have extensive experience in identifying and consummating acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater financial, technical, human and other resources and access to capital than we do, which could limit the acquisition opportunities we pursue. Our competitors may be able to achieve greater cost savings, through consolidating operations or otherwise, than we could. These competitive limitations give others an advantage in pursuing certain acquisitions. In addition, increased competition may drive up the prices for the acquisitions we pursue and make the other acquisition terms more onerous, which would make the identification and successful consummation of those acquisitions less attractive to us. Competitors may be willing to pay more for acquisitions than we believe are justified, which could result in us having to pay more for them than we prefer or to forego the opportunity. As a result of the foregoing, we may be unable to successfully identify and consummate acquisitions on attractive terms, or at all, that are necessary to grow our business.

To the extent that we are unable to identify and consummate attractive acquisitions, or increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

We intend to grow our business through strategic acquisitions of financial services franchises coupled with organic loan growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. Additionally, loan growth, excluding the effects of our acquisitions, has so far been limited and such loan balances have declined as loan repayments from our clients have generally outpaced loan originations due not only to our limited time to cultivate relationships with our clients, but also due to the generally weakened economy and lower levels of quality borrowing demand. As a result, a significant portion of our income thus far has been derived from the accretion recognized on acquired assets rather than from cash interest income. As our acquired loan portfolio, which produces higher yields than our originated loans due to loan discount, accretable yield and the accretion of the FDIC indemnification asset, is paid down, we expect downward pressure on our income to the extent that the runoff is not replaced with other high-yielding loans. As a result of the foregoing, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans, we could be materially and adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher-yielding loans that fail to perform.

Projected operating results for businesses acquired by us may be inaccurate and may vary significantly from actual results. To the extent that we make acquisitions that involve distressed assets, we may not be able to realize the value we predict from these assets or make sufficient provision for future losses in the value of, or accurately estimate the future writedowns to be taken in respect of, these assets.

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

Risks Relating to the Regulation of Our Industry

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material adverse effect on our business

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

Our bank subsidiary, NBH Bank, N.A. (“NBH Bank” or the “Bank”), is subject to specific requirements pursuant to the OCC Operating Agreement entered into in connection with our acquisition of certain assets of Bank Midwest, N.A. The OCC Operating Agreement requires, among other things, that the Bank maintain various financial and capital ratios and provide notice to, and obtain consent from, the OCC with respect to any additional failed bank acquisitions from the FDIC or the appointment of any new director or senior executive officer of the Bank. Additionally, the OCC Operating Agreement prohibits the Bank from paying a dividend to the Company until at least the fourth quarter of 2013 and, once the prohibition period has elapsed, imposes other restrictions on the Bank’s ability to pay dividends, including requiring prior non-objection from the OCC before any distribution is made. Also, the OCC Operating Agreement requires that the Bank maintain total capital at least equal to 12% of risk-weighted assets, tier 1 capital at least equal to 11% of risk-weighted assets and tier 1 capital at least equal to 10% of adjusted total assets.

The Bank (and, with respect to certain provisions, the Company) is also subject to the FDIC Order issued in connection with the FDIC’s approval of our application for deposit insurance for the Bank. The FDIC Order requires, among other things, that until fourth quarter of 2013, obtaining the FDIC’s approval before implementing certain compensation plans, submit updated business plans and reports of material deviations from those plans to the FDIC and comply with the applicable requirements of the FDIC Policy Statement. Additionally, the FDIC Order requires that the Bank maintain capital levels of at least a 10% tier 1 leverage ratio and a 10% tier 1 risk-based capital ratio until at least the fourth quarter of 2013.

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

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies will no longer be permitted to count trust preferred securities toward their tier 1 capital. While we do not have currently have trust preferred securities, many bank holding companies have long relied on trust preferred securities as a component of their regulatory capital. In June 2012, the Federal Reserve, OCC and FDIC released proposed rules which would implement the Basel III and Dodd-Frank Act capital requirements. While the proposed capital requirements would result in generally higher regulatory capital standards, it is uncertain as to exactly how the new standards will ultimately be applied to us and our subsidiary bank and their impact on us or NBH Bank.

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

The federal Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions (such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans), which could materially and adversely affect us. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

Our ability to pay dividends is subject to regulatory limitations and our bank subsidiary’s ability to pay dividends to us is also subject to regulatory limitations.

Our ability to declare and pay dividends depends both on the ability of our bank subsidiary to pay dividends to us and on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Because we are a separate legal entity from our bank subsidiary and we do not have significant operations of our own, any dividends paid by us to our common stockholders would have to be paid from funds at the holding company level that are legally available therefor. However, as a bank holding company, we are subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Additionally, various federal and state statutory provisions limit the amount of dividends that our bank subsidiary can pay to us as its holding company without regulatory approval. Our bank subsidiary is currently prohibited by our OCC Operating Agreement from paying dividends to us until at least the fourth quarter of 2013. Therefore, other than the net proceeds that we received or will receive from the 2009 private offering and from any future financing at the holding company level, we do not have, and do not expect to have in the near future, liquidity at the holding company level to pay dividends to our common stockholders. Finally, holders of our common stock are only entitled to receive such dividends as our board of directors may, in its unilateral discretion, declare out of funds legally available for such purpose based on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our board of directors. Accordingly, we may not pay the amount of dividends referenced in our current intention above, or any dividends at all, to our common stockholders in the future.

Cautionary Note Regarding Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “would,” “should,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties. Our actual results could differ materially from those expressed in or contemplated by such forward-looking statements as a result of a variety of factors, some of which are more fully described in Part I under the caption “Risk Factors.”

Any or all of our forward-looking statements in this annual report may turn out to be inaccurate. The inclusion of such forward-looking statements should not be regarded as a representation by us that we will achieve the results expressed in or contemplated by such forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, liquidity, results of operations, business strategy and growth prospects. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed in or contemplated by the forward looking statements, including, but not limited to:

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

All forward-looking statements are necessarily only estimates of future results. Accordingly, actual results may differ materially from those expressed in or contemplated by the particular forward-looking statement, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statement is qualified in its entirety by reference to the matters discussed elsewhere in this annual report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None

Item 2.	PROPERTIES.

Our principal executive offices are located in the Denver Tech Center area immediately south of Denver, Colorado. We also have approximately 70,000 square feet of office and operations space in Kansas City, Missouri. At December 31, 2012, we operated 45 full-service banking centers in Kansas and Missouri, 50 in Colorado, four in California and two in Texas, as well as 20 retirement center locations in Kansas and Missouri and six retirement center locations in each of Colorado and Texas. Of these banking centers, 61 locations were leased and 72 were owned.

Item 3.	LEGAL PROCEEDINGS.

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, results of operations or liquidity.

Item 4.	MINE SAFETY DISCLOSURES.

None

Part II

Item 5.	MARKET FOR REGISTRANT’s COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

National Bank Holdings Corporation

Common Stock Data

Shares of the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NBHC” on September 20, 2012. Prior to September 20, 2012, there was no established public trading market for the Company’s stock. The following table presents the high and low prices of actual transactions in the Company’s common stock and cash dividends paid for the periods indicated:

Quarter	High	Low	Cash Dividends
2012 First	$—	$—	$—
Second	$—	$—	$—
Third	$20.25	$19.23	$—
Fourth	$19.92	$17.90	$0.05

The last sale price of our common stock on the NYSE was $18.09 per share on February 28, 2013. The Company had 100 shareholders of record as of February 28, 2013. Management estimates that the number of beneficial owners is significantly greater.

In October 2012, we commenced the payment of a $0.05 per share quarterly dividend to holders of our common stock.

As a bank holding company, any dividends paid to us by our bank subsidiary are subject to various federal and state regulatory limitations and also subject to the ability of our bank subsidiary to pay dividends to us. Currently, the Bank is prohibited by our OCC Operating Agreement from paying dividends to us until at least the fourth quarter of 2013, and, therefore, any dividends to our common stockholders would have to be paid from funds legally available at the holding company level. Other than the net proceeds that we received or will receive, as the case may be, from the 2009 private offering and from any future financing at the holding company level, we do not have, and do not expect to have in the near future, liquidity sources at the holding company level to pay dividends to our common stockholders. In addition, in the future, we and our bank subsidiary may enter into credit agreements or other financing arrangements that prohibit or otherwise restrict our ability to declare or pay cash dividends. Any determination to pay cash dividends in the future will be at the unilateral discretion of our board of directors and will depend on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our board of directors. See “Risk Factors—Our ability to pay dividends is subject to regulatory limitations and our bank subsidiary’s ability to pay dividends to us is also subject to regulatory limitations.”

Performance Graph

The following graph presents a comparison of the Company’s performance to the indices named below. It assumes $100 invested on September 19, 2012, with dividends invested on a total return basis.

	Period Ending
Index	09/19/12	09/28/12	10/31/12	11/30/12	12/31/12
NBH	100.00	101.09	98.70	95.17	98.65
KBW Regional Banking Index	100.00	97.37	94.77	93.31	94.46
Russell 2000 Index	100.00	97.82	95.64	96.01	99.21

The following table sets forth information about our purchases of our $0.01 par value common stock, our only class of stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicaly Announced Program	Maximum Amount that May Yet Be Purchased Under the Program
October 1-31, 2012	0	$—	0	$25,000,000
November 1-30, 2012	0	$—	0	$25,000,000
December 1-31, 2012	240	$17.98	240	$24,995,685

Total	240	$17.98	240	$24,995,685

On October 31, 2012, the Board of Directors authorized share repurchases of our common stock of up to $25 million, from time to time. The stock purchases detailed above were made under this authorization.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth summary selected historical financial information as of and for the years ended December 31, 2012, 2011 and 2010, and as of December 31, 2009 and for the period from June 16, 2009 (inception) to December 31, 2009. The summary selected historical consolidated financial information set forth below is derived from our audited consolidated financial statements.

Although we were incorporated on June 16, 2009, we did not have any substantive operations prior to the Hillcrest Bank acquisition on October 22, 2010. Our results of operations for the post-Hillcrest Bank acquisition periods are not comparable to our results of operations for the pre-Hillcrest Bank acquisition periods. Our results of operations for the post-Hillcrest Bank acquisition periods reflect, among other things, the acquisition method of accounting. In addition, we consummated the Bank Midwest acquisition on December 10, 2010, the Bank of Choice acquisition on July 22, 2011 and the Community Banks of Colorado acquisition on October 21, 2011, all of which were significant acquisitions and were also accounted for using the acquisition method of accounting. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The summary selected historical consolidated financial data set forth below should be read together with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Such information is not necessarily indicative of anticipated future results.

Summary Selected Historical Consolidated Financial Data

	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009 (1)
Consolidated Balance Sheet Information (unaudited, $ in thousands):
Cash and cash equivalents	$769,180	$1,628,137	$1,907,730	$1,099,288
Investment securities available-for-sale	1,718,028	1,862,699	1,254,595	—
Investment securities held-to-maturity	577,486	6,801	—	—
Non-marketable equity securities	32,996	29,117	17,800
Loans receivable (2):
Covered under FDIC loss sharing agreements	608,222	952,715	703,573	—
Not covered under FDIC loss sharing agreements	1,229,848	1,321,336	865,297	—
Less: Allowance for loan losses	(15,380)	(11,527)	(48)	—

Loans receivable, net	1,822,690	2,262,524	1,568,822	—

FDIC indemnification asset	86,923	223,402	161,395	—
Other real estate owned	94,808	120,636	54,078
Premises and equipment, net	121,436	87,315	37,320
Goodwill and other intangible assets	87,205	92,553	79,715	—
Other assets	100,023	38,842	24,066	565

Total assets	5,410,775	6,352,026	5,105,521	1,099,853

Deposits	4,200,719	5,063,053	3,473,339	—
Other liabilities	119,497	200,244	638,423	2,357

Total liabilities	4,320,216	5,263,297	4,111,762	2,357

Total stockholders’ equity	1,090,559	1,088,729	993,759	1,097,496

Total liabilities and stockholders’ equity	$5,410,775	$6,352,026	$5,105,521	$1,099,853

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period June 16, 2009 through December 31, 2009(1)
Consolidated Statement of Operations Data:
Interest income	$233,485	$197,159	$21,422	$481
Interest expense	29,234	41,696	5,512	—

Net interest income	204,251	155,463	15,910	481
Provision for loan losses	27,995	20,002	88	—

Net interest income after provision for loan losses	176,256	135,461	15,822	481

Bargain purchase gain	—	60,520	37,778
Non-interest income	37,379	28,966	4,385	—
Non-interest expense	209,598	155,538	48,981	1,847

Income (loss) before income taxes	4,037	69,409	9,004	(1,366)

Provision (benefit) for income before taxes	4,580	27,446	2,953	168

Net income (loss)	$(543)	$41,963	$6,051	$(1,534)

Share Information (3):
Earnings (loss) per share, basic	$(0.01)	$0.81	$0.11	$(0.07)
Earnings (loss) per share, diluted	$(0.01)	$0.81	$0.11	$(0.07)
Book value per share	$20.84	$20.87	$19.13	$18.82
Tangible book value per share (4)	$19.17	$19.10	$17.60	$18.82
Weighted average common shares outstanding, basic (5)	52,214,175	51,978,744	53,000,454	21,251,006
Weighted average common shares outstanding, diluted (5)	52,214,175	52,104,021	53,000,454	21,251,006
Common shares outstanding (5)	52,327,672	52,157,697	51,936,280	58,318,304
Other Financial Data:
Adjusted pre-tax, pre-provision net revenue (6)	$53,280	$47,035	$1,991	$(1,366)
Adjusted non-interest expense (6)	$187,676	$138,039	$18,293	$1,847

(1)	The Company was incorporated on June 16, 2009, but neither the Company nor NBH Bank had any substantive operations prior to the first acquisition on October 22, 2010. The period from June 16, 2009 to December 31, 2009 contained 200 days.
(2)	Total loans are net of unearned discounts and deferred fees and costs.
(3)	Per share information is calculated based on the aggregate number of our shares of Class A common stock, including 250,000 Founders’ Shares, and Class B non-voting common stock outstanding.
(4)

Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. Tangible book value per share is computed as total stockholders’ equity less goodwill and other intangible assets, net, divided by common shares outstanding at the balance sheet date. For purposes of computing tangible common equity to tangible assets, tangible common equity is calculated as common stockholders’ equity less goodwill and other intangible assets, net, and tangible assets is calculated as total assets less goodwill and other intangible assets, net. We believe that the most directly comparable GAAP financial measures are book value per share and total stockholders’ equity to total assets. See the reconciliation under “About Non-GAAP Financial Measures.”
(5)	On March 11, 2010, we repurchased 6,382,024 shares of our Class A common stock.
(6)	Ratio is annualized for the period from June 16, 2009 to December 31, 2009. See note 1 above.

Key Ratios (1)	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Return on average assets	-0.01%	0.81%	0.44%	-0.33%
Return on average tangible assets	0.05%	0.88%	0.44%	-0.33%
Adjusted return on average assets (2) (3)	0.27%	0.33%	0.09%	-0.33%
Adjusted return on average tangible assets (2) (3)	0.33%	0.39%	0.09%	-0.33%
Return on average equity	-0.05%	4.01%	0.62%	-0.33%
Return on average tangible equity	0.27%	4.63%	0.62%	-0.33%
Adjusted return on average equity (2) (3)	1.44%	1.62%	0.13%	-0.33%
Adjusted return on average tangible equity (2) (3)	1.89%	2.03%	0.13%	-0.33%
Return on risk weighted assets	-0.03%	2.21%	0.46%	NM
Pre-tax, pre-provision net revenue to risk weighted assets (2)	1.73%	4.70%	0.69%	NM
Adjusted pre-tax, pre-provision net revenue to risk weighted assets (2) (3)	2.87%	2.51%	0.15%	NM
Interest earning assets to interest bearing liabilities (end of period) (4)	134.68%	127.91%	129.91%	N/A
Loans to deposits ratio (end of period)	43.76%	44.91%	45.17%	N/A
Non-interest bearing deposits to total deposits (end of period)	16.14%	13.41%	9.39%	N/A
Yield on earning assets (4)	4.55%	4.31%	1.63%	0.23%
Cost of interest bearing liabilities (4)	0.74%	1.15%	1.65%	N/A
Interest rate spread (5)	3.81%	3.17%	-0.02%	NM
Net interest margin (6)	3.98%	3.40%	1.21%	N/A
Non-interest expense to average assets	3.62%	3.01%	3.56%	NM
Adjusted non-interest expense to average assets (2) (3)	3.24%	2.66%	1.33%	NM
Efficiency ratio (7)	84.53%	61.72%	84.34%	NM
Adjusted efficiency ratio (2) (3)	75.67%	71.91%	90.18%	NM

Asset Quality Data (8) (9) (10)
Non-performing loans to total loans	2.22%	2.23%	0.95%	N/A
Covered non-performing loans to total non-performing loans	27.14%	29.19%	97.12%	N/A

Key Ratios (1)	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Non-performing assets to total assets (11)	2.53%	2.72%	1.35%	N/A
Covered non-performing assets to total non-performing assets	41.70%	53.55%	99.38%	N/A
Allowance for loan losses to total loans	0.84%	0.51%	0.00%	N/A
Allowance for loan losses to total non-covered loans	1.25%	0.87%	0.01%	N/A
Allowance for loan losses to non-performing loans	37.64%	22.71%	0.32%	N/A
Net charge-offs to average loans	1.19%	0.51%	0.01%	N/A

Consolidated Capital Ratios
Total stockholders’ equity to total assets	20.16%	17.14%	19.46%	99.79%
Tangible common equity to tangible assets (2) (12)	18.85%	15.91%	18.19%	99.79%
Tier 1 leverage	18.21%	15.10%	17.88%	N/A
Tier 1 risk-based capital	51.86%	49.92%	69.57%	N/A
Total risk-based capital	52.71%	50.53%	69.57%	N/A

(1)	Ratio is annualized
(2)	Ratio represents non-GAAP financial measure.
(3)	“Adjusted” calculations exclude bargain purchase gains, initial public offering related expenses, stock-based compensation expense (related to the initial public offering and those not related to the initial public offering), acquisition costs, and loss (gain) on sale of investment securities. Tax adjustments are calculated at a rate equal to the effective tax rate for each period, with the exception of the year ended December 31, 2012. This period was calculated at a tax rate of 39.5%, which is adjusted for the effects of the non-deductibility of the expenses related to our initial public offering.
(4)	Interest earning assets include assets that earn interest/accretion or dividends, except for the FDIC indemnification asset that earns accretion but is not part of interest earning assets. Any market value adjustments on investment securities are excluded from interest earnings assets. Interest bearing liabilities include liabilities that must be paid interest.
(5)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average costs of interest bearing liabilities.
(6)	Net interest margin represents net interest income, including accretion income, as a percentage of average interest earning assets.
(7)	The efficiency ratio represents non-interest expense, less intangible asset amortization, as a percentage of net interest income plus non-interest income.
(8)	Non-performing loans consist of non-accruing loans, loans 90 days or more past due and still accruing interest and restructured loans, but exclude any loans accounted for under ASC 310-30 in which the pool is still performing. These ratios may therefore not be comparable to similar ratios of our peers.
(9)	Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.
(10)	Total loans are net of unearned discounts and fees.
(11)	Non-performing assets include participated OREO interests of outside participating banks for which the Company has control and excludes the Company’s minority interests in OREO properties for which the Company does not have a controlling interest. See note 11 to the consolidated financial statements for further details.
(12)

Tangible common equity to tangible assets is a non-GAAP financial measure. For purposes of computing tangible common equity to tangible assets, tangible common equity is calculated as common stockholders’ equity less goodwill and other intangible assets, net, and tangible assets is calculated as total assets less goodwill and other intangible assets, net. We believe that the most directly comparable GAAP financial measure is total stockholders’ equity to total assets. See the reconciliation under “About Non-GAAP Financial Measures.”

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present in this annual report, including “tangible assets,” “return on tangible assets,” “return on tangible equity,” “tangible book value,” “tangible book value per share,” “pre-tax, pre-provision net revenue to risk weighted assets,” “adjusted net revenue,” “adjusted non-interest expense,” and “tangible common equity” are supplemental measures that are not required by, or are not presented in accordance with, accounting principles generally accepted in the United States, or “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

Below is a reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Net income (loss)	$(543)	$41,963	$6,051	$(1,534)
Less: bargain burchase gain after tax	—	(36,589)	(25,388)	—
Add: impact of initial public offering related expenses	7,974	600	—	—
Add: impact of stock-based compensation after tax	4,927	7,596	11,164	—
Add: impact of initial public offering related stock-based compensation, after tax	3,267	—	—	—
Add: impact of acquisition costs after tax	526	2,984	9,460	—
Less (add): loss (gain) on sale of securities after tax	(408)	400	(7)	—

Adjusted net revenue after tax	$15,743	$16,954	$1,280	$(1,534)

Net income (loss)	$(543)	$41,963	$6,051	$(1,534)
Add: impact of income taxes	4,580	27,446	2,953	168
Add: impact of provision	27,995	20,002	88	—

Pre-tax, pre-provision net income	32,032	89,411	9,092	(1,366)
Less: bargain burchase gain	—	(60,520)	(37,778)	—
Add: impact of initial public offering related expenses	7,974	600	—	—
Add: impact of stock-based compensation	8,144	12,564	16,612	—
Add: impact of initial public offering related stock-based compensation	4,934	—	—	—
Add: impact of acquisition costs	870	4,935	14,076	—
Less (add): loss (gain) on sale of securities	(674)	645	(11)	—

Adjusted pre-tax, pre-provision net revenue	$53,280	$47,635	$1,991	$(1,366)

Non-interest expense	$209,598	$155,538	$48,981	$1,847
Less: impact of initial public offering related expenses	(7,974)	(600)	—	—
Less: impact of non initial public offering related stock-based compensation	(8,144)	(12,564)	(16,612)	—
Less: impact of initial public offering related stock-based compensation	(4,934)	—	—	—
Less: impact of acquisition costs	(870)	(4,935)	(14,076)	—

Adjusted non-interest expense	$187,676	$137,439	$18,293	$1,847

Return on average assets	-0.01%	0.81%	0.44%	-0.33%
Less: bargain purchase gain, after tax	0.00%	-0.71%	-1.84%	0.00%
Add: impact of initial public offering related expenses	0.14%	0.01%	0.00%	0.00%
Add: impact of non initial public offering related stock-based compensation, after tax	0.09%	0.15%	0.81%	0.00%
Add: impact of initial public offering related stock-based compensation, after tax	0.06%	0.00%	0.00%	0.00%
Add: impact of acquisition costs, after tax	0.01%	0.06%	0.69%	0.00%

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Less: gain (loss) on sale of investment securities, after tax	-0.01%	0.01%	0.00%	0.00%

Adjusted return on average assets	0.27%	0.33%	0.09%	-0.33%
Return on average assets	-0.01%	0.81%	0.44%	-0.33%
Add: impact of goodwill	0.00%	0.01%	0.00%	0.00%
Add: impact of other intangibles	0.00%	0.00%	0.00%	0.00%
Add: impact of core deposit intangible expense	0.06%	0.05%	0.00%	0.00%

Return on average tangible assets	0.05%	0.88%	0.44%	-0.33%
Less: bargain purchase gain, after tax	0.00%	-0.72%	-1.85%	0.00%
Add: impact of initial public offering related expenses	0.14%	0.01%	0.00%	0.00%
Add: impact of non initial public offering related stock-based compensation, after tax	0.09%	0.15%	0.82%	0.00%
Add: impact of initial public offering related stock-based compensation, after tax	0.06%	0.00%	0.00%	0.00%
Add: impact of acquisition costs, after tax	0.01%	0.06%	0.69%	0.00%
Less: gain (loss) on sale of investment securities, after tax	-0.01%	0.01%	0.00%	0.00%

Adjusted return on average tangible assets	0.33%	0.39%	0.09%	-0.33%
Return on average equity	-0.05%	4.01%	0.62%	-0.33%
Less: bargain purchase gain, after tax	0.00%	-3.50%	-2.60%	0.00%
Add: impact of initial public offering related expenses	0.73%	0.06%	0.00%	0.00%
Add: impact of non initial public offering related stock-based compensation, after tax	0.45%	0.73%	1.14%	0.00%
Add: impact of initial public offering related stock-based compensation, after tax	0.30%	0.00%	0.00%	0.00%
Add: impact of acquisition costs, after tax	0.05%	0.29%	0.97%	0.00%
Less: gain (loss) on sale of investment securities, after tax	-0.04%	0.04%	0.00%	0.00%

Adjusted return on average equity	1.44%	1.62%	0.13%	-0.33%
Return on average equity	-0.05%	4.01%	0.62%	-0.33%
Add: impact of goodwill	0.00%	0.23%	0.00%	0.00%
Add: impact of other intangibles	0.00%	0.11%	0.00%	0.00%
Add: impact of core deposit intangible expense	0.32%	0.27%	0.00%	0.00%

Return on average tangible equity	0.27%	4.63%	0.62%	-0.33%
Less: bargain purchase gain, after tax	0.00%	-3.80%	-2.62%	0.00%
Add: impact of initial public offering related expenses	0.79%	0.06%	0.00%	0.00%
Add: impact of non initial public offering related stock-based compensation, after tax	0.49%	0.79%	1.15%	0.00%
Add: impact of initial public offering related stock-based compensation, after tax	0.33%	0.00%	0.00%	0.00%

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Add: impact of acquisition costs, after tax	0.05%	0.31%	0.98%	0.00%
Less: gain (loss) on sale of investment securities, after tax	-0.04%	0.04%	0.00%	0.00%

Adjusted return on average tangible equity	1.89%	2.03%	0.13%	-0.33%
Return on risk weighted assets	-0.03%	2.21%	0.46%	NM
Add: impact of income taxes	0.25%	1.44%	0.22%	NM
Add: impact of provision	1.51%	1.05%	0.01%	NM

Pre-tax, pre-provision net revenue to risk weighted assets	1.73%	4.70%	0.69%	NM
Less: bargain purchase gain	0.00%	-3.18%	-2.85%	NM
Add: impact of initial public offering related expenses	0.43%	0.03%	0.00%	NM
Add: impact of non initial public offering related stock-based compensation	0.44%	0.66%	1.25%	NM
Add: impact of initial public offering related stock-based compensation	0.27%	0.00%	0.00%	NM
Add: impact of acquisition costs	0.05%	0.26%	1.06%	NM
Less: gain (loss) on sale of investment securities	-0.04%	0.03%	0.00%	NM

Adjusted pre-tax, pre-provision net revenue to risk weighted assets	2.87%	2.51%	0.15%	NM
Non-interest expense to average assets	3.62%	3.01%	3.56%	NM
Less: impact of initial public offering related expenses	-0.14%	-0.01%	0.00%	NM
Less: impact of non initial public offering related stock-based compensation	-0.14%	-0.24%	-1.21%	NM
Less: impact of initial public offering related stock-based compensation	-0.09%	0.00%	0.00%	NM
Less: impact of acquisition costs	-0.02%	-0.10%	-1.02%	NM

Adjusted non-interest expense to average assets	3.24%	2.66%	1.33%	NM
Efficiency ratio	84.53%	61.72%	84.34%	NM
Add: bargain purchase gain	0.00%	20.18%	157.08%	NM
Add: gain (loss) on sale of investment securities	0.24%	-0.22%	0.05%	NM
Less: impact of initial public offering related expenses	-3.31%	-0.32%	0.00%	NM
Less: impact of non initial public offering related stock-based compensation	-3.38%	-6.79%	-81.90%	NM
Less: impact of initial public offering related stock-based compensation	-2.05%	0.00%	0.00%	NM
Add: impact of acquisition costs	-0.36%	-2.67%	-69.39%	NM

Adjusted efficiency ratio	75.67%	71.91%	90.18%	NM
Book value per share	$20.84	$20.87	$19.13	$18.82
Less: impact of goodwill	(1.14)	(1.14)	(1.00)	0.00
Less: impact of intangible assets, net	(0.53)	(0.63)	(0.53)	0.00

Tangible book value per share	$19.17	$19.10	$17.60	$18.82

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes as of and for the years ended December 31, 2012, 2011 and 2010, and with the other financial and statistical data presented in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and should be read herewith.

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

In May 2012, we changed the name of Bank Midwest, N.A. to NBH Bank, N.A. (“NBH Bank” or the “Bank”) and all references to NBH Bank, N.A. should be considered synonymous with references to BankMidwest, N.A. prior to the name change.

Overview

National Bank Holdings Corporation is a bank holding company that was incorporated in the State of Delaware in June 2009. In October 2009, we raised net proceeds of approximately $974 million through a private offering of our common stock. We completed the initial public offering of our common stock in September 2012. We are executing a strategy to create long-term stockholder value through the acquisition and operation of community banking franchises and other complementary businesses in our targeted markets. We believe these markets exhibit attractive demographic attributes, are home to a substantial number of financial institutions, including troubled financial institutions, and present favorable competitive dynamics, thereby offering long-term opportunities for growth. Our emphasis is on creating meaningful market share with strong revenues complemented by operational efficiencies that we believe will produce attractive risk-adjusted returns.

We believe we have a disciplined approach to acquisitions, both in terms of the selection of targets and the structuring of transactions, which has been exhibited by our four acquisitions to date. As of December 31, 2012, we had $5.4 billion in assets, $4.2 billion in deposits and $1.1 billion in equity. We currently operate a network of 101 full-service banking centers, with the majority of those banking centers located in the greater Kansas City region and Colorado. We believe that our established presence positions us well for growth opportunities in our current and complementary markets.

Our strategic plan is to be a leading regional bank holding company through selective acquisitions of financial institutions, including troubled financial institutions that have stable core franchises and significant local market share, as well as other complementary businesses, while structuring transactions to limit risk. We plan to achieve this through the growth of our existing banking franchise and through the acquisition of banking franchises from the FDIC and through conservatively structured unassisted transactions. We seek acquisitions that offer opportunities for clear financial benefits through add-on transactions, long-term organic growth opportunities and expense reductions. Additionally, our acquisition strategy is to identify markets that are relatively unconsolidated, establish a meaningful presence within those markets, and take advantage of operational efficiencies and enhanced market position. Our focus is on building strong banking relationships with small to mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive risk-adjusted returns. Through our acquisitions, we have established a solid core banking franchise with operations in the greater Kansas City region and in Colorado, with a sizable presence for deposit gathering and client relationship building necessary for growth.

Operating Highlights and Key Challenges

Prior to completion of the Hillcrest Bank acquisition on October 22, 2010, we had no banking operations and our activities were limited to corporate organization matters and acquisition due diligence. Our first full year with banking operations was 2011 and includes the results of operations of Hillcrest Bank and NBH Bank for the entire year, Bank of Choice from July 22, 2011 and Community Banks of Colorado from October 21, 2011. 2012 marked our first full year with the operations of all four of our acquisitions. These operations resulted in the following highlights as of and for the year ended 2012:

Attractive risk profile.

•

As of December 31, 2012, 70.7%, or $1.3 billion, of our total loans (by dollar amount) were acquired loans and all of those loans were recorded at their estimated fair value at the time of acquisition.

•	As of December 31, 2012, 33.1%, or $608.2 million, of our total loans (by dollar amount) were covered by loss sharing agreements with the FDIC.

•	As of December 31, 2012, 48.0%, or $45.5 million, of our total other real estate owned (by dollar amount) was covered by loss sharing agreements with the FDIC.

Strong capital position.

•	As of December 31, 2012, our consolidated tier 1 leverage ratio was 18.2% and our consolidated tier 1 risk-based capital ratio was 51.9%.

•

As of December 31, 2012 we had approximately $400 million of capital available to deploy while maintaining a 10% tier 1 leverage ratio, and we had approximately $475 million of available capital to deploy at an 8% tier 1 leverage ratio.

•	Tangible book value per share increased from $19.10 at December 31, 2011 to $19.17 at December 31, 2012.

•

The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC Indemnification asset, net, in excess of 4.5%, an approximate yield on new loan originations, and discounted at 5%, adds $0.50 per share to our tangible book value per share as of December 31, 2012.

Foundation for loan growth.

•	As of December 31, 2012, we have over $1.1 billion of loans outstanding that are associated with a “strategic” client relationship.

•	Loans associated with our strategic client relationships had strong credit quality with only 0.6% in non-performing loans as of December 31, 2012.

•	For the year ended 2012, organic loan originations totaled $434 million, representing a threefold increase from $139 million for year ended 2011.

•

A $436 million decrease in total loans was led by a $478 million decrease in our non-strategic loans during 2012 as we successfully worked out troubled loans acquired in our FDIC-assisted transactions.

Client deposit funded balance sheet.

•	As of December 31, 2012, total deposits made up 97.2% of our total liabilities.

•	Transaction accounts increased to 58.3% as of December 31, 2012 from 45.0% of total deposits at December 31, 2011.

•	As of December 31, 2012, we did not have any brokered deposits.

Attractive risk-adjusted returns and revenue streams.

•

For the year ended December 31, 2012, our adjusted pre-tax pre-provision net revenue was 2.87% of total risk weighted assets (for reconciliation, see “Selected Financial Data—About Non-GAAP Financial Measures”).

•	Our average annual yield on our loan portfolio was 8.37% during 2012.

•	Cost of deposits declined 40 basis points during the year ended 2012 due to the continued emphasis on our commercial and consumer relationship banking strategy and lower cost transaction accounts.

Investments in infrastructure.

•	We have successfully integrated all of our acquired banks onto a common operating platform across our franchise.

•	We have invested in our risk management and regulatory framework, enabling us to support operations well above our current needs.

•	We have implemented the financial control structure needed to support a public company.

During 2011 and early 2012, we completed the deployment of much of the cash received in our acquisitions into our investment securities portfolio. We also actively worked to resolve the troubled loans and OREO that we acquired through our acquisition of three failed banks. Accordingly, we expect that continued steady resolution of troubled assets, coupled with loan payoffs, will offset a large portion of our loan originations in the near-term. As a result, we expect that our investment securities portfolio will continue to be one of the largest components of our balance sheet.

We have worked to actively grow our banking franchise and implement consistent lending policies and a technology and operating infrastructure designed to support our acquisition strategy, provide for future growth and achieve operational efficiencies. This included the implementation of a scalable data processing and operating platform and hiring key personnel to execute our relationship banking strategy. In May and July 2012, we completed the integration of Community Banks of Colorado and Bank of Choice, respectively, onto our operating platform and we now have all of our operations on a common operating platform. We expect that the integration of these operations will provide additional efficiencies and enable us to support growth.

Key Challenges.

There are a number of significant challenges confronting us and our industry. Economic conditions remain guarded and increasing bank regulation is adding costs and uncertainty to all U.S. banks. We face a variety of challenges in implementing our business strategy, including being a new entity, hiring talented people, the challenges of acquiring distressed franchises and rebuilding them, deploying our remaining capital on quality targets, low interest rates and low demand from borrowers.

Continued uncertainty about the economic outlook has strained the advancement of an economic recovery, both nationally and in our core markets. Residential real estate values have recovered somewhat from their lows, and we consider this with guarded optimism. Commercial real estate values, however, remain under pressure and it is difficult to determine when that trend will change, or if it already has. Any deterioration in credit quality or elevated levels of non-performing assets, would ultimately have a negative impact on the quality of our loan portfolio. While the economic data has been mixed, any advancement in the broad economy has not yet directly translated into a substantial increase in loan demand, as many clients are relying on their cash balances for near-term investments, rather than borrowings.

While much of the decline of our total loan balances during 2012 was the result of actively resolving our problem and non-strategic loans acquired in our FDIC-assisted transactions, the weak loan demand also contributed to the decline as organic loan growth did not outpace the repayments and resolutions of existing loans. Additionally, the historically low interest rate environment limits the yields we are able to obtain on interest earning assets, including both new assets acquired as we grow and assets that replace existing, higher yielding assets as they are paid down or mature. For example, our acquired loans generally have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. As a result, we expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans.

Increased regulation, such as the rules and regulations promulgated under the Dodd-Frank Act or potential higher required capital ratios, could reduce our competitiveness as compared to other banks or lead to industry-wide decreases in profitability. While certain external factors are out of our control and may provide obstacles during the implementation of our business strategy, we believe we are prepared to deal with these challenges. We remain flexible, yet methodical, in our strategic decision making so that we can quickly respond to market changes and the inherent challenges and opportunities that accompany such changes.

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

Within our statements of financial condition, we specifically evaluate and manage the following:

Loan balances—We monitor our loan portfolio to evaluate loan originations, payoffs, and profitability. We forecast loan originations and payoffs within the overall loan portfolio, and we work to resolve problem loans and OREO in an expeditious manner. We track the runoff of our covered assets as well as the loan relationships that we have identified as “non-strategic” and put particular emphasis on the buildup of “strategic” relationships.

Asset quality—We monitor the asset quality of our loans and OREO through a variety of metrics, and we work to resolve problem assets in an efficient manner. Specifically, we monitor the resolution of problem loans through payoffs, pay downs and foreclosure activity. We marked all of our acquired assets to fair value at the date of their respective acquisitions, taking into account our estimation of credit quality. Additionally, the majority of the loans and all of the OREO acquired in the Hillcrest Bank acquisition are covered by loss sharing agreements with the FDIC, and, as of the date of acquisition, approximately 61.8% of loans and 83.5% of OREO acquired in the Community Banks of Colorado acquisition were covered by a loss sharing agreement. As of December 31, 2012, 33.1% of our total loans and 48.0% of our OREO was covered by loss sharing agreements with the FDIC.

Many of the loans that we acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions had deteriorated credit quality at the respective dates of acquisition. These loans have historically been and currently are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of December 31, 2012 and 2011, 44.7% and 57.5% of our loans were accounted for under this guidance, which is described more fully below under “—Application of Critical Accounting Policies” and in note 2 in our consolidated financial statements.

Our evaluation of traditional credit quality metrics and the allowance for loan losses (“ALL”) levels, especially when compared to industry averages or to other financial institutions, takes into account that any credit quality deterioration that existed at the date of acquisition was considered in the original valuation of those assets on our balance sheet. Additionally, many of these assets are covered by the loss sharing agreements. All of these factors limit the comparability of our credit quality and ALL levels to peers or other financial institutions.

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

Capital—We monitor our capital levels, including evaluating the effects of potential acquisitions, to ensure continued compliance with regulatory requirements and with the OCC Operating Agreement and FDIC Order that we entered into with our regulators in connection with our Bank Midwest acquisition, which is described under “Supervision and Regulation”. We review our tier 1 leverage capital ratios, our tier 1 risk-based capital ratios and our total risk-based capital ratios on a quarterly basis.

Within our consolidated results of operations, we specifically evaluate the following:

Net interest income—Net interest income represents the amount by which interest income on interest earning assets exceeds interest expense incurred on interest-bearing liabilities. We generate interest income through interest and dividends on investment securities, interest-bearing bank deposits and loans. Our acquired loans have generally produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield, as is more fully described under “—Application of Critical Accounting Policies.” As a result, we expect downward pressure on our interest income to the extent that the runoff of our acquired loan portfolio is not replaced with comparable high-yielding loans. We incur interest expense on our interest-bearing deposits and repurchase agreements and would also incur interest expense on any future borrowings, including any debt assumed in acquisitions. We strive to maximize our interest income by acquiring and originating loans and investing excess cash in investment securities. Furthermore, we seek to minimize our interest expense through low-cost funding sources, thereby maximizing our net interest income.

Provision for loan losses—The provision for loan losses includes the amount of expense that is required to maintain the ALL at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date. Additionally, we incur a provision for loan losses on loans accounted for under ASC Topic 310-30 as a result of a decrease in the net present value of the expected future cash flows during the periodic remeasurement of the cash flows associated with these pools of loans. The determination of the amount of the provision for loan losses and the related ALL is complex and involves a high degree of judgment and subjectivity to maintain a level of ALL that is considered by management to be appropriate under GAAP.

Non-interest income—Non-interest income consists primarily of service charges, bank card fees, gains on sales of investment securities, and other non-interest income. Also included in non-interest income is FDIC loss sharing income (expense), which consists of accretion of our FDIC indemnification asset and reimbursement of costs related to the resolution of covered assets, and amortization of our clawback liability. For additional information, see “—Application of Critical Accounting Policies—Acquisition Accounting Application and the Valuation of Assets Acquired and Liabilities Assumed” and note 2 in our consolidated financial statements. Due to fluctuations in the accretion rates on the FDIC indemnification asset and the amortization of clawback liability and due to varying levels of expenses related to the resolution of covered assets, the FDIC loss sharing income (expense) is not consistent on a period-to-period basis and, absent additional acquisitions with FDIC loss sharing agreements, is expected to decline over time as covered assets are resolved.

Non-interest expense—The primary components of our non-interest expense are salaries and employee benefits, occupancy and equipment, professional fees and data processing and telecommunications. Any expenses related to the resolution of covered assets are also included in non-interest expense. These expenses are dependent on individual resolution circumstances and, as a result, are not consistent from period to period. We seek to manage our non-interest expense in order to maximize efficiencies.

Net income—We utilize traditional industry return ratios such as return on average assets, return on average equity and return on risk-weighted assets to measure and assess our returns in relation to our balance sheet profile.

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. Most significant of these estimates relate to the fair value determination of assets acquired and liabilities assumed in business combinations and the application of acquisition accounting, the accounting for acquired loans and the related FDIC indemnification asset, the determination of the ALL, and the valuation of stock-based compensation. These critical accounting policies and estimates are summarized below, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for the year ended 2012.

Implications of and Elections Under the JOBS Act

Pursuant to the JOBS Act, an emerging growth company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board or the SEC. We have elected to opt out of such extended transition period, which election is irrevocable.

Although we are still evaluating the JOBS Act, we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an emerging growth company, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Acquisition Accounting Application and the Valuation of Assets Acquired and Liabilities Assumed

We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805 Business Combinations. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including any identifiable intangible assets. The initial fair values are determined in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. If the fair value of net assets acquired exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. The determination of fair value requires the use of estimates and significant judgment is required. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Any change in the acquisition date fair value of assets acquired and liabilities assumed may materially affect our financial position, results of operations and liquidity.

The determination of the fair value of loans acquired takes into account credit quality deterioration and probability of loss; therefore, the related ALL is not carried forward. We segregate total loans into two separate categories: (a) loans receivable—covered and (b) loans receivable—non-covered, both of which are more fully described below. We further segregate loans based on the accounting treatment into (a) loans accounted for under ASC Topic 310-30 and (b) loans excluded from ASC Topic 310-30, which also includes our originated loans.

OREO is recorded at fair value, less estimated selling costs. The fair value of OREO property is generally estimated using both market and income approach valuation techniques incorporating observable market data to formulate an opinion of the estimated fair value. When current appraisals are not available, judgment is used based on managements’ experience for similar properties.

Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). Deposit liabilities and the related depositor relationship intangible assets, known as the core deposit intangible assets, may be exchanged in observable exchange transactions. As a result, the core deposit intangible asset is considered identifiable, because the separability criterion has been met. The fair value of core deposit intangible assets is determined based on a discounted cash flow methodology that considers primary asset attributes such as expected customer runoff rates, cost of the deposit base, and reserve requirements.

An FDIC indemnification asset is recognized when the FDIC contractually indemnifies, in whole or in part, us for a particular uncertainty. The recognition and measurement of an indemnification asset is based on the related indemnified items. We recognize an indemnification asset at the same time that the indemnified item is recognized and we measure it on the same basis as the indemnified items, subject to collectability or contractual limitations on the indemnified amounts.

Under FDIC loss sharing agreements, we may be required to return a portion of cash received from the FDIC at acquisition in the event that losses do not reach a specified threshold, based on the initial discount less cumulative servicing amounts for the covered assets acquired. Such liabilities are referred to as clawback liabilities and are considered to be contingent consideration as they require the return of a portion of the initial consideration in the event that certain contingencies are met. We recognize clawback liabilities that represent contingent consideration at fair value at the date of acquisition. The clawback liabilities are included in due to FDIC in the accompanying consolidated statements of financial condition, and are periodically re-measured. Any changes in value are reflected in both the carrying amount of the clawback liability and the related accretion that is recognized through FDIC loss sharing income in the consolidated statements of operations until the contingency is resolved.

Accounting for Acquired Loans and the Related FDIC Indemnification Asset

The loan portfolio is segregated into covered loans, which consist of loans acquired in the Hillcrest Bank and Community Banks of Colorado transactions that are covered by FDIC loss sharing agreements, and non-covered loans, which consist of originated and acquired loans that are not covered by loss sharing agreements. The loan portfolio is segregated into these two categories due to their significantly different risk characteristics and due to the financial statement implications, which are summarized below. We further segregate our loan portfolio into loans that are accounted for under ASC Topic 310-30, and those that are excluded from this accounting guidance.

The estimated fair values of acquired loans are based on a discounted cash flow methodology that considers various factors, including the type of loan or pool of loans with similar characteristics, and related collateral, classification status, fixed or variable interest rate, maturity and any prepayment terms of loan, whether or not the loan is amortizing, and a discount rate reflecting our assessment of risk inherent in the cash flow estimates. The determination of the fair value of acquired loans, including covered loans, takes into account credit quality deterioration and probability of loss, and as a result, the related allowance for loan losses is not carried forward at the time of acquisition.

A significant portion of the loans acquired in the Hillcrest Bank, Bank of Choice, and Community Banks of Colorado acquisitions had deteriorated credit quality at the date of acquisition and management accounted for all loans acquired through these acquisitions under ASC Topic 310-30 (with the exception of loans with revolving privileges which were outside the scope of ASC Topic 310-30). These loans are grouped based on purpose and/or type of loan, geography and risk rating, and take into account the sources of repayment and collateral, and each such grouping is treated as a pool. Each pool is accounted for as a single loan for which the integrity is maintained throughout the life of the asset. When a pool exhibits evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in the expected future cash flows compared to the contractual amount due is recognized as a non-accretable difference. Any excess of the expected future cash flows over the acquisition date fair value is known as the accretable discount, or accretable yield, and through accretion, is recognized as interest income over the remaining life of each pool. Loans that meet the criteria for non-accrual of interest at the time of acquisition may be considered performing upon and subsequent to acquisition, regardless of whether the customer is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected.

The expected future cash flows of such pools are periodically re-estimated utilizing the same cash flow methodology used at the time of acquisition and subsequent decreases to the expected future cash flows will generally result in a provision for loan losses charge to our consolidated statements of operations. Conversely, subsequent increases in the expected future cash flows result in a transfer from the non-accretable difference to the accretable yield, which is then accreted as a yield adjustment over the remaining life of the pool. These cash flow estimations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

Loans outside the scope of ASC Topic 310-30 are accounted for under ASC Topic 310, Receivables. Discounts created when the loans are recorded at their estimated fair values at acquisition are accreted over the remaining life of the loan as an adjustment to the related loan’s yield. Similar to originated loans, the accrual of interest income is discontinued on acquired loans that are not accounted for under ASC Topic 310-30 when the collection of principal or interest, in whole or in part, is doubtful. Interest is not accrued on loans 90 days or more past due unless they are well secured and in the process of collection.

The fair value of covered loans and covered OREO does not include the estimated fair value of the expected reimbursement of cash flows from the FDIC for the losses on these covered assets, as those cash flows are measured and recorded separately in the FDIC indemnification asset, which represents the estimated fair value of anticipated reimbursements from the FDIC for expected losses on covered assets, subject to the loss thresholds and any contractual limitations in the loss sharing agreements. Fair value is estimated using the net present value of projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows are discounted to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC and the discount is accreted in connection with the expected speed of reimbursements. This accretion is included in FDIC indemnification asset accretion in the consolidated statements of operations. The expected indemnification asset cash flows are re-estimated in conjunction with the periodic re-estimation of cash flows on covered loans and covered OREO. Improvements in cash flow expectations on covered loans and covered OREO generally result in a related decline in the expected indemnification cash flows and are reflected prospectively as a negative yield adjustment on the indemnification asset. Conversely, declines in cash flow expectations on covered loans and covered OREO generally result in an increase in the net present value of the expected indemnification asset cash flows and are reflected as both as an increase in the FDIC indemnification asset accretion income and an increase to the balance of the indemnification asset in the current period. As indemnified assets are resolved, the indemnification asset is reduced by the amount owed to us by the FDIC and a corresponding claim receivable is recorded in other assets in the consolidated statements of financial condition until cash is received from the FDIC.

In 2012, the FASB released ASU 2012-06 Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This guidance clarified that any amortization of changes in the value of an indemnification asset should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This guidance resulted in no changes to our accounting for our indemnification asset.

Allowance for Loan Losses

The determination of the ALL, which represents management’s estimate of probable losses inherent in our loan portfolio at the balance sheet date, including acquired and covered loans to the extent necessary, involves a high degree of judgment and complexity. The determination of the ALL takes into consideration, among other matters, the estimated fair value of the underlying collateral, economic conditions, particularly as such conditions relate to the market areas in which we operate historical net loan losses and other factors that warrant recognition. Any change in these factors, or the rise of any other factors that we, or our regulators, may deem necessary to consider when estimating the ALL, may materially affect the ALL and provisions for loan losses. For further discussion of the ALL, see “—Financial Condition—Asset Quality” and “—Financial Condition—Allowance for Loan Losses” and notes 2 and 8 to our consolidated financial statements.

Stock-based Compensation

We utilize a Black-Scholes option pricing model to measure the expense associated with stock option awards and a Monte Carlo simulation model to measure the expense associated with market-vesting portions of restricted shares. These models require inputs of highly subjective assumptions with regard to expected stock price volatility, forfeiture and dividend rates and option life. These subjective input assumptions materially affect the fair value estimates and the associated stock-based compensation expense.

One of the key inputs to the Black-Scholes option pricing model is expected volatility. As a private entity, volatility was estimated using the calculated value method, whereby the expected volatility was calculated based on 17 comparable companies that were publicly traded. NBHC became a publicly traded company on September 20, 2012 and upon becoming a public entity, the Company was subject to a change in accounting policy under the provisions of ASC Topic 718 Compensation-Stock Compensation, whereby expected volatility of grants, modifications, repurchases or cancellations that occur subsequent to the Company becoming a public entity are calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with those of the peer group. The weighting will become increasingly dependent on our own stock-price volatility as time passes, until such time that our stock has a historical volatility equal to that of the expected term of the awards being measured. Grants of stock-based awards that existed prior to the Company becoming a public entity will not be re-measured under the public-company provisions unless those grants are subsequently modified, repurchased, or cancelled. This change in accounting policy may have a material effect on the valuation of future grants of stock-based compensation. See note 17 to our consolidated financial statements for more information on stock-based compensation.

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

Acquisition Activity

An integral component of our growth strategy has been to capitalize on market opportunities and acquire banking franchises. We considered numerous factors and evaluated various geographic areas when we were assessing potential acquisition targets. Our primary focus was on markets that we believe are characterized by some or all of the following: (i) attractive demographics with household income and population growth above the national average; (ii) concentration of business activity; (iii) high quality deposit bases; (iv) an advantageous competitive landscape that provides opportunity to achieve meaningful market presence; (v) a substantial number of financial institutions, including troubled financial institutions; (vi) lack of consolidation in the banking sector and corresponding opportunities for add-on transactions; and (vii) markets sizeable enough to support our long-term growth objectives. We structured our business strategy around these criteria because we believed they would provide the best long-term opportunities for growth.

With these criteria in mind, and consistent with our growth strategy, we completed two acquisitions during the fourth quarter of 2010 that established a foundation to build upon in the future. Through the acquisitions of Bank Midwest and Hillcrest Bank, we have formed the seventh largest depository institution in the Kansas City MSA with a 4.5% deposit market share as of June 30, 2012 (the most recent data available), according to SNL Financial. Through our acquisition of Hillcrest Bank from the FDIC in October 2010, we acquired and now operate 8 full-service banking centers, along with 32 retirement center locations, which are predominantly in the greater Kansas City region, but also include six retirement centers in Colorado and two full-service banking centers and six retirement centers in Texas. We acquired approximately $1.4 billion in assets and approximately $1.2 billion in non-brokered deposits with a loss sharing agreement that covers losses incurred on commercial loans, single family residential loans and OREO, and the FDIC made a cash contribution of approximately $183 million to us as part of the transaction. Through our Bank Midwest transaction in December 2010, we acquired approximately $2.4 billion in assets and approximately $2.4 billion in non-brokered deposits, and 39 full-service banking centers throughout Missouri and eastern Kansas.

In July 2011, we expanded our footprint with the acquisition of Greeley, Colorado-based Bank of Choice. The acquisition of Bank of Choice added 16 full-service banking centers in Colorado, which includes banking centers along the fast-growing Front Range of the Rocky Mountains. We acquired $949.5 million in assets and assumed $760.2 million of non-brokered deposits from Bank of Choice at a $171.6 million asset discount in a no loss sharing structure from the FDIC. We believe this acquisition provided a significant presence in an attractive market with several potential add-on opportunities.

In October 2011, we broadened our Colorado presence with the acquisition of the Community Banks of Colorado from the FDIC. Through this acquisition, we added 36 full-service banking centers in Colorado and four full-service banking centers in California, along with selected assets and selected liabilities of the former Community Banks of Colorado. We acquired approximately $1.2 billion in assets and approximately $1.2 billion in deposits with the Community Banks of Colorado acquisition at a discount of approximately $113.5 million, which includes a $15.5 million discount on two specific loan pools, and with a commercial loss sharing agreement that covers losses incurred on certain loans and OREO, the majority of which are commercial in nature.

This acquisition, along with our Bank of Choice acquisition and our existing Colorado locations, now provides us with 50 full service banking centers and 6 retirement centers in that state, ranking as the fourteenth largest depository institution in Colorado with a 1.4% deposit market share as of June 30, 2012 (the most recent date available) according to SNL Financial.

All of our acquisitions were accounted for under the acquisition method of accounting, and accordingly, all assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. We recognized pre-tax gains on bargain purchases of $37.8 million and $60.5 million in our acquisitions of Hillcrest Bank and Bank of Choice, respectively. The gains represent the amount by which the acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration paid. In our Bank Midwest transaction, the consideration paid exceeded the fair value of all net assets acquired and, as a result, we recognized $52.4 million of goodwill at the date of acquisition. With respect to our Community Banks of Colorado acquisition, we recognized $7.2 million of goodwill. Major categories of assets acquired and liabilities assumed at their recorded fair value as of their respective acquisition dates, as well as any applicable gain recorded on each transaction, are presented in the following table (in thousands):

	Community Banks of Colorado*	Bank of Choice**	Bank Midwest	Hillcrest Bank
Assets Acquired:
Cash and cash equivalents	$250,160	$402,005	$1,369,737	$134,001
Investment securities, available for sale	11,361	134,369	55,360	235,255
Non-marketable securities	2,753	9,840	400	4,042
Loans	754,883	361,247	882,615	781,342
FDIC indemnification asset	150,987	—	—	159,706
Goodwill	7,188	—	52,442	—
Core deposit intangible assets	4,810	5,190	21,650	5,760
Other real estate owned	29,749	34,335	—	51,600
Premises and equipment	212	21	36,224	157
Accrued interest receivable	4,007	1,989	4,458	3,816
Other assets	12,174	507	3,520	1,066

Total assets	$1,228,284	$949,503	$2,426,406	$1,376,745

Liabilities assumed:
Deposits	$1,194,987	$760,227	$2,385,897	$1,234,013
Federal Home Loan Bank advances	16,381	117,148	—	83,894
Due to FDIC	15,977	2,526	—	11,454
Accrued interest payable	553	751	11,089	7,279
Other liabilities	386	8,331	29,420	2,327

Total liabilities	$1,228,284	$888,983	$2,426,406	$1,338,967

Gain on bargain purchase (before tax)	$—	$60,520	$—	$37,778

*	The fair value of loans and OREO acquired in the Community Banks of Colorado acquisition decreased $7.1 and $1.6 million during the measurement period from the original estimates. The change resulted in an increase to the indemnification asset of $5.5 million, an increase in goodwill of $2.7 million and a decrease to the clawback liability of $0.5 million. These adjustments are reflected in the above table.

**	The fair value of loans acquired in the Bank of Choice acquisition decreased by $2.7 million during the measurement period from the original estimates. The change resulted in a decrease to the gain on bargain purchase of an identical amount. Both adjustments are reflected in the above table.

In accordance with the application of the acquisition method of accounting, the fair value discounts on loans are being accreted over the lives of the loans as an adjustment to yield, with the exception of any non-accretable difference, as is described in our application of critical accounting policies. Additionally, as of the date of acquisition, 99.6% of the loans and all of the OREO acquired in the Hillcrest Bank transaction were covered by FDIC loss sharing agreements, and 61.8% of loans and 83.5% of OREO in the Community Banks of Colorado transaction were covered by loss sharing agreements with the FDIC, whereby we are to be reimbursed by the FDIC for a portion of the losses incurred as a result of the resolution and disposition of these problem assets. Both the application of the acquisition method of accounting and the loss sharing agreements with the FDIC are discussed in more detail below and in the notes to the consolidated financial statements.

In November 2011, we completed the merger, integration and consolidation of Hillcrest Bank into NBH Bank. We also completed the integration and consolidation of operations of our Community Banks of Colorado acquisition in May 2012, and in July 2012, we completed the integration and consolidation of the operations of Bank of Choice. We have invested in our infrastructure and technology through the implementation of an efficient, industry-leading, scalable platform that we believe supports our risk management activities and our potential for significant future growth and new product offerings. We have centralized many of our operational functions in Kansas City, which has desirable cost and labor market characteristics. We have built enterprise wide finance and risk management capabilities that we expect will afford efficiencies as we grow. We intend to continue our growth organically and through acquisitions, and in addition to broadening our greater Kansas City and Colorado footprints, we may also consider acquisitions in additional complementary markets through either FDIC-assisted or conservatively structured unassisted transactions to capitalize on market opportunities.

Financial Condition

Total assets at December 31, 2012 were $5.4 billion compared to $6.4 billion at December 31, 2011, a decrease of $1.0 billion. The decrease in total assets was largely driven by a decrease in non-strategic loan balances of $478.0 million, which was a reflection of our workout progress on troubled loans (many of which were covered) that we acquired with our various acquisitions. We also originated $434.3 million of loans during 2012, which offset normal client payments and sustained the loan balances in our strategic portfolio. We coupled the overall loan balance decrease with an $862.3 million decrease in total deposits, as we sought to retain only those depositors who were interested in time deposits at market rate and developing a banking relationship and continued our focus on migrating toward a client-based deposit mix with higher concentrations of lower cost demand, savings and money market (“transaction”) deposits. We also utilized available cash and purchased $1.1 billion of investment securities during 2012. Our FDIC indemnification asset decreased $136.5 million during 2012 as a result of $135.2 million of payments from and claims submitted to the FDIC for reimbursement on continued workout progress on our acquired problem loans and OREO coupled with an increase in actual and expected cash flows on our covered assets. These increases in cash flows also contributed to a net reclassification of $47.5 million of non-accretable difference to accretable yield during the period, which is being accreted to income over the remaining life of those loans.

Total assets were $6.4 billion at December 31, 2011 compared to $5.1 billion at December 31, 2010, an increase of $1.3 billion. The increase was primarily a result of the two acquisitions that we completed during 2011; the acquisitions of Bank of Choice and Community Banks of Colorado, through which we collectively acquired $2.2 billion in assets at their respective acquisition dates, accounted for the increase in our total assets at December 31, 2011. The increase from the acquisitions was offset by the cash settlement of $564.1 million of pending investment security transactions during the first quarter of 2011 that were outstanding at December 31, 2010 as the Company invested a significant portion of the cash that was received in the Bank Midwest transaction. Accounting guidance requires that the pending investment securities be recorded on the statement of financial condition in the investment securities line with a corresponding liability until the trades were settled. This resulted in a grossed-up balance sheet at December 31, 2010 as the cash settlement of $564.1 million of investment securities did not occur until January 2011. Other notable changes from December 31, 2010 to December 31, 2011 included an increase in investment securities of $614.9 million due to the further deployment of available cash and a $705.2 million increase in our loan portfolio and a $66.6 million increase in other real estate owned, both due to the above mentioned acquisitions. Total deposits increased $1.6 billion, or 45.8% during 2011, due to our acquisitions of Bank of Choice and Community Banks of Colorado, which at December 31, 2011, comprised $1.9 billion of our total deposits. We also transitioned the deposit mix to lower cost deposits through a shift from time deposits to demand deposits during the year.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $1.7 billion at December 31, 2012, compared to $1.9 billion at December 31, 2011, a decrease of $0.2 billion, or 7.8%. During the first quarter of 2012, we re-evaluated the securities in our available-for-sale investment portfolio and identified securities that we now intend to hold until maturity. The securities that were transferred included residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises with a collective amortized cost of approximately $715.2 million and net unrealized gains of approximately $38.9 million on the date of transfer. These securities were classified as available-for-sale at December 31, 2011. During the year ended 2012, we also purchased $1.1 billion of available-for-sale securities, which was partially offset by $493.2 million of maturities and paydowns. The purchases included U.S. Treasury securities, mortgage backed securities and asset backed securities. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated (in thousands):

	December 31, 2012				December 31, 2011
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield Earned Year-to-Date	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield Earned Year-to-Date
U.S. Treasury securities	$300	$300	0.02%	0.13%	$3,300	$3,300	0.18%	0.27%
U.S. Government sponsored agency and government sponsored enterprises obligations	—	—	0.00%	0.00%	3,009	3,010	0.16%	0.63%
Asset backed securities	89,881	90,003	5.24%	0.61%	—	—	—	—
Mortgage-backed securities
(“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	658,169	678,017	39.46%	2.03%	1,139,058	1,191,537	63.97%	3.21%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	931,979	949,289	55.26%	2.13%	620,122	643,625	34.55%	2.97%
Other MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	0.00%	0.00%	20,123	20,808	1.12%	2.73%
Other securities	419	419	0.02%	0.00%	419	419	0.02%	0.00%

Total investment securities available-for-sale	$1,680,748	$1,718,028	100.00%	2.01%	$1,786,031	$1,862,699	100.00%	3.11%

As of December 31, 2012, approximately 94.7% of the available-for-sale investment portfolio is backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At December 31, 2012, adjustable rate securities comprised 11.6% of the available-for-sale MBS portfolio and the remainder of the portfolio was comprised of fixed rate securities with 10 to 30 year maturities, with a weighted average coupon of 2.8% per annum.

During the year ended 2012, we sold approximately $20.8 million of available-for-sale investment securities. The sale was comprised of one fixed-rate collateralized mortgage obligation backed by commercial property. We realized a gross gain of $0.7 million on the sale of the security, which is included in gain on sale of securities, net in the accompanying consolidated statements of operations.

During the year ended 2011, we sold approximately $229.5 million of available-for-sale investment securities. The sales were comprised of $33.4 million of fixed-rate MBS pass-through securities and $153.9 million of fixed-rate residential collateral mortgage obligations and $42.2 million of U.S. Treasury securities. We realized net losses on the sale of these securities of $0.6 million during the year ended 2011, which is included in gain on sale of securities in the accompanying consolidated statements of operations.

The available-for-sale investment portfolio included $37.3 million and $76.7 million of net unrealized gains, inclusive of $321 thousand and $1 thousand of unrealized losses, at December 31, 2012 and 2011, respectively. We do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

The table below summarizes the contractual maturities of our available-for-sale investment portfolio as of December 31, 2012 (in thousands):

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Other securities		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$300	0.13%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$300	0.13%
U.S. Government sponsored agency obligations	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Asset backed securities	28,036	0.56%	61,967	0.64%	—	0.00%	—	0.00%	—	0.00%	90,003	0.61%
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	5	2.76%	246,936	1.20%	431,076	2.52%	—	0.00%	678,017	2.03%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	—	0.00%	13,506	2.29%	935,783	2.13%	—	0.00%	949,289	2.13%
Other MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Other securities	—		—		—		—		419		419	—

Total	$28,336	0.56%	$61,972	0.64%	$260,442	1.25%	$1,366,859	2.25%	$419	0.00%	$1,718,028	2.01%

The estimated weighted average life of the available-for-sale MBS portfolio as of December 31, 2012 and 2011 was 3.4 years. This estimate is based on various assumptions, including repayment characteristics, and actual results may differ. The U.S. Treasury securities have contractual maturities of less than one year. As of December 31, 2012, the duration of the total available-for-sale investment portfolio was 3.1 years and the asset-backed securities portfolio within the available-for-sale investment portfolio had a duration of 0.5 year.

Held-to-maturity

At December 31, 2012, we held $577.5 million of held-to-maturity investment securities. As previously discussed, during the first quarter of 2012, we re-evaluated the securities in our available-for-sale investment portfolio and identified securities that we now intend to hold until maturity. We transferred residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored agencies with a collective amortized cost of approximately $715.2 million and unrealized gains of approximately $38.9 million on the date of transfer. These securities were classified as available-for-sale at December 31, 2011. During the year ended December 31, 2012, we also purchased $2.2 million of held-to-maturity mortgage-backed securities.

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

	December 31, 2012
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$577,486	$584,551	100.00%	3.60%

Total investment securities held-to-maturity	$577,486	$584,551	100.00%	3.60%

	December 31, 2011
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$6,801	$6,829	100.00%	2.44%

Total investment securities held-to-maturity	$6,801	$6,829	100.00%	2.44%

The residential mortgage pass-through held-to-maturity investment portfolio is comprised only of fixed rate FNMA and GNMA securities.

At December 31, 2012, the fair value of the held-to-maturity investment portfolio was $584.6 million with $7.1 million of unrealized gains. The table below summarizes the contractual maturities of our held-to-maturity investment portfolio as of December 31, 2012 (in thousands):

	Amortized Cost	Weighted Average Yield
Due in one year or less	$—	—
Due after one year through five year	—	—
Due after five years through ten years	—	—
Due after ten years	577,486	3.60%
Other Securities	—	—

Total	$577,486	3.60%

The estimated weighted average life of the held-to-maturity investment portfolio as of December 31, 2012 was 3.8 years. As of December 31, 2012, the duration of the total held-to-maturity investment portfolio was 3.6 years and the duration of the entire investment securities portfolio was 3.2 years.

Non-marketable securities

Non-marketable securities include Federal Reserve Bank stock and FHLB stock. At December 31, 2012 and 2011, we held $25.0 million of Federal Reserve Bank stock and at December 31, 2012 and 2011 we also held $8.0 million and $4.1 million of FHLB stock, respectively. We hold these securities in accordance with debt and regulatory requirements. These are restricted securities which lack a market and are therefore carried at cost.

Loans Overview

Our loan portfolio at December 31, 2012 was comprised of loans that were acquired in connection with the acquisitions of Hillcrest Bank and Bank Midwest in the fourth quarter of 2010, our acquisition of Bank of Choice during the third quarter of 2011, and our acquisition of Community Banks of Colorado during the fourth quarter of 2011, in addition to new loans that we have originated. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transaction are covered by loss sharing agreements with the FDIC, and we present covered loans separately from non-covered loans due to the FDIC loss sharing agreements associated with these loans.

As discussed in note 2 to our consolidated financial statements, in accordance with applicable accounting guidance, all acquired loans are recorded at fair value at the date of acquisition, and an allowance for loan losses is not carried over with the loans but, rather, the fair value of the loans encompasses both credit quality and market considerations. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Management accounted for all loans acquired in the Hillcrest Bank, Bank of Choice, and Community Banks of Colorado acquisitions under ASC Topic 310-30, with the exception of loans with revolving privileges which were outside the scope of ASC Topic 310-30. In our Bank Midwest transaction, we did not acquire all of the loans of the former Bank Midwest but, rather, selected certain loans based upon specific criteria of performance, adequacy of collateral, and loan type that were performing at the time of acquisition. As a result, none of the loans acquired in the Bank Midwest transaction are accounted for under ASC Topic 310-30.

Consistent with differences in the risk elements and accounting, the loan portfolio is presented in two categories: (i) loans covered by FDIC loss sharing agreements, or “covered loans,” and (ii) loans that are not covered by FDIC loss sharing agreements, or “non-covered loans.” The portfolio is further stratified based on (i) ASC 310-30 loans and (ii) Non ASC 310-30 loans. Additionally, inherent in the nature of acquiring troubled banks, only certain of our acquired clients conform to our long-term business model of in-market, relationship-oriented banking. During the year ended 2012, we developed a management tool to evaluate the progress of working out the troubled loans acquired in our FDIC-assisted acquisitions and the progress of organic loan growth, whereby we have designated loans as “strategic” or “non-strategic.” Criteria utilized in the designation of a loan as “strategic” include (a) geography, (b) total relationship with borrower and (c) credit metrics commensurate with our current underwriting standards. At December 31, 2012, strategic loans totaled $1.1 billion and had very good credit quality as represented by a non-performing loans ratio of 0.6%. We believe this secondary presentation of our loan portfolio provides a meaningful basis to understand the underlying drivers of changes in our loan portfolio balances.

The table below shows the loan portfolio composition and the breakdown of the portfolio between covered ASC 310-30 loans, covered non ASC 310-30 loans, non-covered ASC 310-30 loans and non-covered non ASC 310-30 loans at December 31, 2012 and 2011. Covered loans comprised 33.1% of the total loan portfolio at December 31, 2012, compared to 41.9% at December 31, 2011 (dollars in thousands):

	December 31, 2012
	Covered loans			Non-covered loans
	ASC 310-30	Non ASC 310-30	Total covered loans	ASC 310-30	Non ASC 310-30	Total non-covered loans	Total loans	% of Total
Commercial	$73,685	$47,307	$120,992	$9,484	$140,112	$149,596	$270,588	14.7%
Commercial real estate	396,414	13,693	410,107	169,621	225,271	394,892	804,999	43.9%
Agriculture	38,890	17,094	55,984	8,843	108,580	117,423	173,407	9.4%
Residential real estate	18,956	2,180	21,136	87,144	430,465	517,609	538,745	29.3%
Consumer	3	—	3	18,981	31,347	50,328	50,331	2.7%

Total	$527,948	$80,274	$608,222	$294,073	$935,775	$1,229,848	$1,838,070	100.0%

	December 31, 2011
	Covered loans			Non-covered loans
	ASC 310-30	Non ASC 310-30	Total covered loans	ASC 310-30	Non ASC 310-30	Total non-covered loans	Total loans	% of Total
Commercial	$123,108	$79,044	$202,152	$31,482	$139,297	$170,779	$372,931	16.4%
Commercial real estate	626,089	15,939	642,028	243,297	267,153	510,450	1,152,478	50.6%
Agriculture	56,839	28,535	85,374	13,989	52,040	66,029	151,403	6.7%
Residential real estate	21,043	2,111	23,154	147,239	352,492	499,731	522,885	23.0%
Consumer	7	—	7	44,616	29,731	74,347	74,354	3.3%

Total	$827,086	$125,629	$952,715	$480,623	$840,713	$1,321,336	$2,274,051	100.0%

Strategic loans comprised 61.3 % of the total loan portfolio at December 31, 2012, compared to 47.7% at December 31, 2011. The table below shows the loan portfolio composition categorized between strategic and non-strategic at the respective dates (dollars in thousands):

	December 31, 2012			December 31, 2011
	Strategic	Non-Strategic	Total	Strategic	Non-Strategic	Total
Commercial	$163,193	$107,395	$270,588	$191,512	$181,419	$372,931
Commercial real estate	278,907	526,092	804,999	291,051	861,427	1,152,478
Agriculture	160,963	12,444	173,407	131,823	19,580	151,403
Residential real estate	480,137	58,608	538,745	415,730	107,155	522,885
Consumer	44,266	6,065	50,331	55,334	19,020	74,354

Total	$1,127,466	$710,604	$1,838,070	$1,085,450	$1,188,601	$2,274,051

Strategic loans increased $42.0 million, or 3.9%, at December 31, 2012 compared to December 31, 2011, as routine paydowns of existing loans largely offset originations of $434.3 million, particularly in the first half of the year, as our originations steadily grew throughout the year as we began to realize the benefit of a full sales cycle in our Kansas City market and our Colorado acquisitions made in the latter half of 2011 began to stabilize.

The largest decrease in loan balances came from our non-strategic commercial real estate loans, which declined $335.3 million during 2012 as we focused our efforts on working out of the troubled loans acquired in our FDIC-assisted acquisitions. We successfully increased our balances in our strategic agriculture and residential real estate portfolios as we continued to generate new relationships and our residential mortgage promotions gained momentum with the low interest rates and high refinance activity.

Commercial loans consist of loans made to finance business operations and secured by inventory or other business-related collateral such as accounts receivable or equipment. Commercial real estate loans include loans on 1-4 family construction properties, owner-occupied and non-owner-occupied commercial properties such as office buildings, shopping centers, or free standing commercial properties, multi-family properties and raw land development loans. Agriculture loans include loans on farm equipment and farmland loans. Residential real estate loans include 1-4 family closed and open end loans, in both senior and junior collateral positions (both owner occupied and non-owner occupied). Consumer loans include both secured and unsecured loans to retail clients.

Our loan origination strategy involves lending primarily to clients within our markets; however, our acquired loans include clients in various geographies. The table below shows the geographic breakout of our loan portfolio at December 31, 2012, based on the domicile of the borrower or, in the case of collateral-dependent loans, the geographic location of the collateral (in thousands):

	Loan balance	Percent of loan portfolio
Colorado	$695,024	37.8%
Missouri	545,511	29.7%
Texas	170,890	9.3%
Kansas	119,541	6.5%
California	61,363	3.3%
Florida	52,982	2.9%
Other	192,759	10.5%

Total	$1,838,070	100.0%

The decline in total loans from $2.3 billion at December 31, 2011 to $1.8 billion at December 31, 2012 was primarily driven by decreases in our non-strategic loan portfolios as the problem credits acquired in our FDIC-assisted transactions migrated to resolution, as well as the repayment of many loans that do not conform to our business model of in-market, relationship-oriented loans with credit metrics commensurate with our current underwriting standards. We have an enterprise-level, dedicated special asset resolution team that is working to resolve problem loans in an expeditious manner and through 2012, our resolution of the troubled assets acquired with our acquisitions of three failed banks, coupled with routine loan paydowns, outpaced our originations. Acquired loans were marked to fair value at the time of acquisition and, as a result, we have been able to resolve many of these assets without significant losses.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. New loan originations continued to increase as our Midwest market stabilized during the period. We expect that our Colorado markets will continue to contribute to loan growth as bankers are further deployed and our presence in those markets increases.

The widespread economic uncertainty has limited organic loan growth and we anticipate this will continue to be a challenge in the near future. The following table represents new loan originations for the last two years on a quarterly basis (in thousands):

	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
First quarter 2011	$1,128	$5,194	$3,101	$14,170	$1,223	$24,816
Second quarter 2011	1,390	2,081	2,476	16,707	2,207	24,861
Third quarter 2011	14,226	818	651	16,908	2,772	35,375
Fourth quarter 2011	9,955	4,062	1,575	35,745	3,083	54,420
First quarter 2012	20,102	18,546	7,570	33,016	3,155	82,389
Second quarter 2012	10,799	6,816	22,444	40,123	4,057	84,239
Third quarter 2012	25,640	11,135	24,328	60,320	6,505	127,928
Fourth quarter 2012	30,988	20,993	28,978	52,778	6,025	139,762

Full year 2011	$26,699	$12,155	$7,803	$83,530	$9,285	$139,472
Full year 2012	87,529	57,490	83,320	186,237	19,742	434,318

Covered loans

The Company has two loss sharing agreements with the FDIC for the assets related to the Hillcrest Bank acquisition and a separate loss sharing agreement that covers certain assets related to the Community Banks of Colorado acquisition, whereby the FDIC will reimburse us for a portion of the losses incurred as a result of the resolution and disposition of the covered assets of these banks.

The Hillcrest Bank loss sharing agreements with the FDIC cover substantially all of the loans acquired in the Hillcrest Bank transaction, including single family residential mortgage loans, commercial real estate loans, commercial and industrial loans, unfunded commitments, and OREO. For purposes of the Hillcrest Bank loss sharing agreements, the anticipated losses on the covered assets are grouped into two categories, commercial assets and single family assets, and each category has its own specific loss sharing agreement. The term for loss sharing on single family residential real estate loans is ten years from the date of acquisition, and the Company will share in losses and recoveries with the FDIC for the entire term. The term for the loss sharing agreement on commercial loans is eight years. Under the commercial loss sharing agreement, the Company will share in losses and recoveries with the FDIC for the first five years. After the first five years, the FDIC will not share in losses but only in recoveries for the remaining term of the agreement. The loss sharing agreements cover losses on loans (and any acquired or resultant OREO) in the respective categories and have provisions through which we are required to be reimbursed for up to 90 days of accrued interest and direct expenses related to the resolution of these assets. Within the categories, there are three tranches of losses, each with a specified loss-coverage percentage. The categories, and the respective loss thresholds and coverage amounts are as follows (dollars in thousands):

Commercial			Single family
Tranche	Loss Threshold	Loss-Coverage Percentage	Tranche	Loss Threshold	Loss-Coverage Percentage
1	Up to $295,592	60%	1	Up to $4,618	60%
2	$295,593-405,293	0%	2	$4,618-8,191	30%
3	>$405,293	80%	3	>$8,191	80%

With the purchase and assumption agreement of Community Banks of Colorado with the FDIC, we entered into a loss sharing agreement with the FDIC whereby the FDIC will reimburse us for a portion of the losses incurred as a result of the resolution and disposition of certain covered assets of Community Banks of Colorado. Covered assets include certain single family residential mortgage loans, commercial real estate loans, commercial and industrial loans, agriculture loans, consumer loans, unfunded commitments, and OREO. As of the date of acquisition, covered loans of Community Banks of Colorado totaled approximately 61.8% of the total outstanding loan principal balances of Community Banks of Colorado. For purposes of the Community Banks of Colorado loss sharing agreement, the anticipated losses on the covered assets are grouped into one category, commercial assets, and are subject to one loss share agreement lasting eight years. Under the agreement, the Company will share in losses and recoveries with the FDIC for the first five years and thereafter, the FDIC will not share in losses but only in recoveries for the remaining term of the agreement. The loss sharing agreement covers losses on covered loans (and any acquired or resultant OREO) and has provisions under which we will be reimbursed for up to 90 days of accrued interest and direct expenses related to the resolution of these assets. There are three tranches of losses, each with a specified loss-coverage percentage. The respective loss thresholds and coverage amounts are as follows (dollars in thousands):

Tranche	Loss Threshold	Loss-Coverage Percentage
1	Up to $204,194	80%
2	$204,195-308,020	30%
3	>$308,020	80%

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

As of December 31, 2012 and 2011, respectively, we had incurred $195.1 million and $159.5 million of losses on our Hillcrest Bank covered assets since the beginning of the loss sharing agreement as measured by the FDIC’s book value, substantially all of which was related to the commercial assets. Additionally, as of December 31, 2012 and December 31, 2011, respectively, we had incurred approximately $131.4 million and $43.1 million of losses related to our Community Banks of Colorado loss sharing agreement. The fair value adjustments assigned to the related covered loans at the time of acquisition encompassed anticipated losses such as these, and as a result, our financial statement losses are mitigated and do not correspond to the losses reported for loss sharing purposes.

Subsequent to December 31, 2012, we submitted a request for $0.7 million of loss sharing reimbursements from the FDIC for $1.2 million of losses related to Hillcrest Bank and an additional request for $11.2 million of reimbursement related to $14.0 million in losses for Community Banks of Colorado, all incurred (as measured by the FDIC’s book value) during the three months ended December 31, 2012.

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

The table below shows the contractual maturities of our covered loans for the dates indicated (in thousands):

	December 31, 2012
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial.	$48,973	$59,262	$12,757	$120,992
Commercial real estate	270,090	122,217	17,800	410,107
Agriculture	18,826	8,737	28,421	55,984
Residential real estate	12,447	8,157	532	21,136
Consumer	3	—	—	3

Total covered loans	$350,339	$198,373	$59,510	$608,222

	December 31, 2011
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$123,692	$56,964	$21,496	$202,152
Commercial real estate	409,213	199,003	33,812	642,028
Agriculture	37,361	12,134	35,879	85,374
Residential real estate	10,081	12,602	471	23,154
Consumer	—	7	—	7

Total covered loans	$580,347	$280,710	$91,658	$952,715

The interest rate sensitivity of covered loans with maturities over one year is as follows at the dates indicated (in thousands):

	December 31, 2012
	Fixed	Variable	Total
Commercial	$19,197	$52,822	$72,019
Commercial real estate	42,342	97,675	140,017
Agriculture	4,345	32,813	37,158
Residential real estate	8,041	648	8,689
Consumer	—	—	—

Total covered loans	$73,925	$183,958	$257,883

	December 31, 2011
	Fixed	Variable	Total
Commercial	$24,370	$54,090	$78,460
Commercial real estate	74,621	158,194	232,815
Agriculture	4,587	43,426	48,013
Residential real estate	3,878	9,195	13,073
Consumer	7	—	7

Total covered loans	$107,463	$264,905	$372,368

For more information on how interest is accounted for under ASC 310-30, please refer below under “Accretable Yield” and to the notes to our consolidated financial statements. Notes 4 and 7 to our consolidated financial statements provide additional information on our covered loans, including a breakout of past due status, credit quality indicators, and non-accrual status.

Non-covered loans

The tables below show the contractual maturities of our non-covered loans at the dates indicated (in thousands):

	December 31, 2012
	Due within 1 year	Due after 1 but within 5 years	Due after 5 years	Total
Commercial	$34,120	$88,094	$27,382	$149,596
Commercial real estate	133,089	155,408	106,395	394,892
Agriculture	22,379	68,946	26,098	117,423
Residential real estate	50,265	65,784	401,560	517,609
Consumer	23,839	17,668	8,821	50,328

Total	$263,692	$395,900	$570,256	$1,229,848

	December 31, 2011
	Due within 1 year	Due after 1 but within 5 years	Due after 5 years	Total
Commercial	$62,725	$85,367	$22,687	$170,779
Commercial real estate	185,526	186,672	138,252	510,450
Agriculture	19,684	23,067	23,278	66,029
Residential real estate	84,383	103,881	311,467	499,731
Consumer.	33,234	32,407	8,706	74,347

Total.	$385,552	$431,394	$504,390	$1,321,336

The interest rate sensitivity of non-covered loans with maturities over one year is as follows at the dates indicated (in thousands):

	December 31, 2012
	Fixed Rate	Variable Rate	Total
Commercial	$31,974	$83,502	$115,476
Commercial real estate	118,858	142,945	261,803
Agriculture	55,849	39,195	95,044
Residential real estate	244,648	222,696	467,344
Consumer	15,295	11,194	26,489

Total	$466,624	$499,532	$966,156

	December 31, 2011
	Fixed Rate	Variable Rate	Total
Commercial	$32,988	$75,066	$108,054
Commercial real estate	110,416	214,508	324,924
Agriculture	20,713	25,632	46,345
Residential real estate	181,107	234,241	415,348
Consumer	23,671	17,442	41,113

Total	$368,895	$566,889	$935,784

Notes 4 and 7 to our consolidated financial statements provides additional information on our non-covered loans, including a detailed breakout of loan categories, past due status, credit quality indicators, and non-accrual status.

Accretable Yield

The fair value adjustments assigned to loans that are accounted for under ASC Topic 310-30 include both accretable yield and a non-accretable difference that are based on expected cash flows from the loans. Accretable yield is the excess of a pool’s cash flows expected to be collected over the recorded balance of the related pool of loans. The non-accretable difference represents the expected shortfall in future cash flows from the contractual amount due in respect of each pool of such loans. Similar to the entire fair value adjustment for loans outside the scope of ASC Topic 310-30, the accretable yield is accreted into income over the estimated remaining life of the loans in the applicable pool.

Below is the composition of the net book value for loans accounted for under ASC Topic 310-30 at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Contractual cash flows	$1,444,279	$2,030,374
Nonaccretable difference	(488,673)	(536,171)
Accretable yield	(133,585)	(186,494)

Total loans accounted for under ASC Topic 310-30	$822,021	$1,307,709

Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, prepayment assumptions on smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans were fixed or variable rate loans. Prepayments may be assumed on large loans if circumstances specific to that loan warrant a prepayment assumption. No prepayments are presumed for small homogeneous commercial loans; however, prepayment assumptions are made that consider similar prepayment factors listed above for smaller homogeneous loans. Decreases to the expected future cash flows in the applicable pool generally result in an immediate provision for loan losses charged to the consolidated statements of operations. Conversely, increases in the expected future cash flows in the applicable pool result in a transfer from the non-accretable difference to the accretable yield, and have a positive impact on accretion income prospectively. This re-measurement process resulted in the following changes to the accretable yield during the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Balance at beginning of year	$186,494	$74,329
Additions through acquisitions	—	130,321
Reclassification from non-accretable difference	60,119	45,871
Reclassification to non-accretable difference	(12,621)	(409)
Accretion income	(100,407)	(63,618)

Balance at end of year	$133,585	$186,494

During 2012, we re-measured the expected cash flows of all 30 of the loan pools accounted for under ASC Topic 310-30 utilizing the same cash flow methodology used at the time of acquisition. Increases in expected cash flows are reflected as an increase in the accretion rates as well as an increased amount of accretable yield that will be recognized over the expected remaining lives of the underlying loan pools. During the year we reclassified $47.5 million, net, from non-accretable difference to accretable yield. The re-measurements also resulted in a $19.0 million impairment during the year ended 2012, primarily driven by our land and development, commercial real estate, and constructions pools. One land and development pool contributed $6.9 million, or 36.2% of the total impairment and one commercial real estate pool contributed $6.2 million, or 32.8%, of the total impairment for the year ended 2012. These impairments are reflected in provision for loan loss in the consolidated statement of operations.

During 2011, we re-measured the expected cash flows in 14 of the 30 (16 of the 30 were created in the fourth quarter of 2011 with the Community Banks of Colorado acquisition) loan pools accounted for under ASC Topic 310-30 utilizing the same cash flow methodology used at the time of acquisition. This resulted in an increase in expected cash flows in certain loan pools for the year ended 2011. These increases in expected cash flows are reflected as an increase in the accretion rates as well as an increased amount of accretable yield that will be recognized over the expected lives of the underlying loan pools. During the year ended 2011, we reclassified $45.5 million, net of non-accretable difference to accretable yield. The re-measurement also resulted in $4.2 million impairment in 2011 of a commercial and industrial loan pool from the Hillcrest Bank acquisition, a $0.1 million impairment of an agricultural loan pool and a $0.7 million impairment in a single family residential loan pool, both of which were from the Bank of Choice acquisition. These impairments are reflected in provision for loan loss in the consolidated statement of operations.

In addition to the accretable yield on loans accounted for under ASC Topic 310-30, the fair value adjustments on loans outside the scope of 310-30 are also accreted to interest income over the life of the loans. At December 31, 2012 and 2011, our total remaining accretable yield and fair value mark was as follows (in thousands):

	2012	2011
Remaining accretable yield on loans accounted for under ASC Topic 310-30	$133,585	$186,494
Remaining accretable fair value mark on loans not accounted for under ASC Topic 310-30	19,434	42,150

Total remaining accretable yield and fair value mark at December 31,	$153,019	$228,644

Asset Quality

All of the assets acquired in our acquisitions were marked to fair value at the date of acquisition, and the fair value adjustments to loans included a credit quality component. We utilize traditional credit quality metrics to evaluate the overall credit quality of our loan portfolio; however our credit quality ratios are limited in their comparability to industry averages or to other financial institutions because:

1. Any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments; and

2. 41.7% of our non-performing assets (by dollar amount) at December 31, 2012 are covered by loss sharing agreements with the FDIC.

Asset quality is fundamental to our success. Accordingly, for the origination of loans, we have established a credit policy that allows for responsive, yet controlled lending with credit approval requirements that are scaled to loan size. Within the scope of the credit policy, each prospective loan is reviewed in order to determine the appropriateness and the adequacy of the loan characteristics and the security or collateral prior to making a loan. We have established underwriting standards and loan origination procedures that require appropriate documentation, including financial data and credit reports. For loans secured by real property, we require property appraisals, title insurance or a title opinion, hazard insurance and flood insurance, in each case where appropriate.

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

Our internal risk rating system uses a series of grades which reflect our assessment of the credit quality of covered and non-covered loans based on an analysis of the borrower’s financial condition, liquidity and ability to meet contractual debt service requirements. Loans that are perceived to have acceptable risk are categorized as “pass” loans. “Special mention” loans represent loans that have potential credit weaknesses that deserve close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower’s ability to meet debt service requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “substandard” have a well-defined credit weakness and are inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. Although these loans are identified as potential problem loans, they may never become non-performing. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes that collection of payments in accordance with the terms of the loan agreement are highly questionable and improbable. Doubtful loans that are not covered by loss sharing agreements are deemed impaired and put on non-accrual status.

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

Non-performing Assets

Non-performing assets consist of covered and non-covered non-accrual loans, accruing loans 90 days or more past due, troubled debt restructurings, OREO (48.0% of which was covered by FDIC loss sharing agreements at December 31, 2012) and other repossessed assets. However, loans and troubled debt restructurings accounted for under ASC Topic 310-30, as described below, are excluded from our non-performing assets. Our non-performing assets include $11.1 million and $14.8 million of covered loans not accounted for under ASC Topic 310-30 and $45.5 million and $77.1 million of covered OREO at December 31, 2012 and 2011, respectively. In addition to being covered by loss sharing agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.

As of December 31, 2012 and 2011, 64.2% and 63.3%, respectively, of loans accounted for under ASC Topic 310-30 were covered by the FDIC loss sharing agreements. Loans accounted for under ASC Topic 310-30 were recorded at fair value based on cash flow projections that considered the deteriorated credit quality and expected losses. These loans are accounted for on a pool basis and any non-payment of contractual principal or interest is considered in our periodic re-estimation of the expected future cash flows. To the extent that we decrease our cash flow projections, we record an immediate impairment expense through the provision for loan losses. We recognize any increases to our cash flow projections on a prospective basis through an increase to the pool’s yield over its remaining life once any previously recorded impairment expense has been recouped. As a result of this accounting treatment, these pools may be considered to be performing, even though some or all of the individual loans within the pools may be contractually past due. Loans accounted for under ASC Topic 310-30 were classified as performing assets at December 31, 2012 and 2011, as the carrying value of the respective loan or pool of loans cash flows were considered estimatable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool’s expected future cash flows, is being recognized on all acquired loans accounted for under ASC Topic 310-30.

The following table sets forth the non-performing assets as of the dates presented (in thousands):

	December 31, 2012			December 31, 2011
	Non-Covered	Covered	Total	Non-Covered	Covered	Total
Non-accrual loans:
Commercial loans	$1,466	$3,034	$4,500	$760	$4,614	$5,374
Commercial real estate loans	10,216	1,453	11,669	21,960	8,047	30,007
Agriculture	207	44	251	29	—	29
Residential real estate loans	4,894	1,514	6,408	1,899	460	2,359
Consumer loans	291	—	291	1	—	1

Total non-accrual loans	17,074	6,045	23,119	24,649	13,121	37,770

Loans past due 90 days or more and still accruing interest:
Commercial loans	—	—	—	—	178	178
Commercial real estate loans	—	—	—	—	149	149
Agriculture	—	—	—	—	—	—
Residential real estate loans	22	—	22	290	—	290
Consumer loans	3	—	3	35	—	35

Total accruing loans 90 days past due	25	—	25	325	327	652

Accruing restructured loans (1)	12,673	5,047	17,720	10,958	1,367	12,325

Total non-performing loans	29,772	11,092	40,864	35,932	14,815	50,747
OREO	49,297	45,511	94,808	43,530	77,106	120,636
Other repossessed assets	800	531	1,331	873	680	1,553

Total non-performing assets	$79,869	$57,134	$137,003	$80,335	$92,601	$172,936

Allowance for loan losses			$15,380			$11,527
Total non-performing loans to total non-covered, total covered, and total loans, respectively	2.42%	1.82%	2.22%	2.72%	1.56%	2.23%
Total non-performing assets to total assets			2.53%			2.72%
Allowance for loan losses to non-performing loans			37.64%			22.71%

(1)	Includes restructured loans less than 90 days past due and still accruing.

Our OREO of $94.8 million at December 31, 2012 includes $5.3 million of participant interests in OREO, in connection with our repossession of collateral on loans for which we were the lead bank and we have a controlling interest. We have recorded a corresponding payable to those participant banks in other liabilities. The $94.8 million of OREO at December 31, 2012 excludes $10.6 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO.

During the year ended 2012, $87.8 million of OREO was foreclosed on or otherwise repossessed and $93.4 million of OREO was sold, including $2.9 million of non-covered gains and $6.7 million of covered gains that are subject to reimbursement to the FDIC at the applicable loss share coverage percentage. OREO write-downs of $20.2 million were recorded during the year, of which $14.2 million, or 70.2%, were covered by FDIC loss sharing agreements. OREO balances decreased $25.8 million during the year to $94.8 million, 48.0% of which was covered by FDIC loss sharing agreements, compared to OREO balances of $120.6 million at December 31, 2011, $77.1 million, or 63.9%, of which was covered by the FDIC loss sharing agreement.

During 2011, $52.3 million of OREO was foreclosed on or otherwise repossessed, $34.3 million and $29.8 million of OREO was acquired with Bank of Choice and Community Banks of Colorado acquisition, respectively, and $51.7 million of OREO was sold, with covered gains of $2.2 million and non-covered gains of $0.9 million, resulting in a net increase to OREO balances of $66.6 million over the year. At December 31, 2011, 63.9% of OREO was covered by loss sharing agreements with the FDIC.

Although non-performing loans have decreased $9.9 million over the year, the ratio of non-performing loans to total loans at December 31, 2012 decreased only slightly from December 31, 2011 because total loans have also decreased. The non-performing assets to total assets ratio decreased year over year primarily due to the net decrease in OREO and non-accrual loans, offset, slightly by an increase in TDR’s.

The following table presents the carrying value of our accruing and non-accrual loans compared to the unpaid principal balance (“UPB”) as of December 31, 2012 (in thousands):

	Accruing			Nonaccrual			Total
	Unpaid principal balance	Carrying value	Carrying value/ UPB	Unpaid principal balance	Carrying value	Carrying value/ UPB	Unpaid principal balance	Carrying value	Carrying value/ UPB
Covered loans:
Commercial	$157,144	$117,958	75.1%	$12,569	$3,034	24.1%	$169,713	$120,992	71.3%
Commercial real estate	557,282	408,654	73.3%	42,703	1,453	3.4%	599,985	410,107	68.4%
Agriculture	61,263	55,940	91.3%	46	44	95.7%	61,309	55,984	91.3%
Residential real estate	23,421	19,622	83.8%	1,546	1,514	97.9%	24,967	21,136	84.7%
Consumer	4	3	75.0%	—	—	0.0%	4	3	75.0%

Total covered loans	799,114	602,177	75.4%	56,864	6,045	10.6%	855,978	608,222	71.1%
Non-covered loans:
Commercial	153,721	148,130	96.4%	4,535	1,466	32.3%	158,256	149,596	94.5%
Commercial real estate	439,398	384,676	87.5%	18,128	10,216	56.4%	457,526	394,892	86.3%
Agriculture	118,962	117,216	98.5%	316	207	65.5%	119,278	117,423	98.4%
Residential real estate	539,050	512,715	95.1%	6,794	4,894	72.0%	545,844	517,609	94.8%
Consumer	60,555	50,037	82.6%	315	291	92.4%	60,870	50,328	82.7%

Total non-covered loans	1,311,686	1,212,774	92.5%	30,088	17,074	56.7%	1,341,774	1,229,848	91.7%

Total loans	$2,110,800	$1,814,951	86.0%	$86,952	$23,119	26.6%	$2,197,752	$1,838,070	83.6%

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Covered and non-covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC Topic 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC Topic 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are considered to be performing as is further described above under “Non-Performing Assets.” The table below shows the past due status of covered and non-covered loans, based on contractual terms of the loans as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012			December 31, 2011
	Non-covered	Covered	Total	Non-covered	Covered	Total
Loans 30-89 days past due and still accruing interest	$9,399	$13,594	$22,993	$31,279	$55,182	$86,461
Loans 90 days past due and still accruing interest (accounted for under ASC 310-30)	29,878	116,883	146,761	64,714	109,655	174,369
Loans 90 days or more past due and still accruing interest (excluded from ASC 310-30)	25	—	25	325	327	652
Non-accrual loans	17,074	6,045	23,119	24,649	13,121	37,770

Total past due and non-accrual loans	$56,376	$136,522	$192,898	$120,967	$178,285	$299,252

Total past due and non-accrual loans to total non-covered, total covered, and total loans, respectively	4.6%	22.4%	10.5%	9.2%	18.7%	13.2%
Total non-accrual loans to total non-covered, total covered, and total loans, respectively	1.4%	1.0%	1.3%	1.9%	1.4%	1.7%
% of total past due and non-accrual loans that carry fair value adjustments	63.1%	95.6%	86.1%	84.0%	98.9%	92.9%
% of total past due and non-accrual loans that are covered by FDIC loss sharing agreement			70.8%			59.6%

Total loans 30 days or more past due and still accruing interest and non-accrual loans represented 10.5% of total loans as of December 31, 2012 compared to 13.2% at December 31, 2011. Loans 30-89 days past due and still accruing interest decreased $63.5 million at December 31, 2012 compared to December 31, 2011. Loans 90 days or more past due and still accruing interest decreased $28.2 million at December 31, 2012 compared to December 31, 2011. The decreases in past due loans is reflective of improved credit quality and the successful workout strategies employed by our special assets division during the period. Additionally, of the $146.8 million of loans 90 days or more past due and still accruing interest, all but $25 thousand are accounted for under ASC Topic 310-30 and continued to accrete interest and 79.6% of the aforementioned $146.8 million of loans 90 days or more past due and still accruing interest are covered by FDIC loss sharing agreements.

Non-accrual loans decreased $14.7 million during the period primarily due to resolution of certain assets and foreclosures during the period. The covered and non-covered non-accrual loans are primarily secured by real estate both in and outside of our market areas.

Allowance for Loan Losses

The ALL represents the amount that we believe is necessary to absorb probable losses inherent in the loan portfolio at the balance sheet date and involves a high degree of judgment and complexity. Determination of the

ALL is based on an evaluation of the collectability of loans, the realizable value of underlying collateral and, to the extent applicable, prior loss experience. The ALL is critical to the portrayal and understanding of our financial condition, liquidity and results of operations. The determination and application of the ALL accounting policy involves judgments, estimates, and uncertainties that are subject to change. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition, liquidity or results of operations.

In accordance with the applicable guidance for business combinations, acquired loans were recorded at their acquisition date fair values, which were based on expected future cash flows and included an estimate for future loan losses, therefore no ALL was recorded as of the acquisition date. Any estimated losses on acquired loans that arise after the acquisition date are reflected in a charge to the provision for loan losses. Losses incurred on covered loans are reimbursable at the applicable loss share percentages in accordance with the loss sharing agreements with the FDIC. Accordingly, any provision for loan losses relating to covered loans is partially offset by a corresponding increase to the FDIC indemnification asset and FDIC loss sharing income in non-interest income.

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

We periodically re-estimate the expected future cash flows of loans accounted for under ASC Topic 310-30. During 2012 and 2011, these re-estimations resulted in an overall increase in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, is reflected in increased accretion as well as an increased amount of accretable yield and is recognized over the expected remaining lives of the underlying loans as an adjustment to yield. In some pools, the re-measurements of expected future cash flows resulted in decreases in expected cash flows and are reflected as provision for loan loss on loans accounted for under ASC Topic 310-30. In 2012, a loan pool within the commercial loan segment had previous valuation allowances of $1.1 million, which was reversed as a result of an increase in expected cash flows. Net impairments on ASC 310-30 loans were $19.0 million, $5.0 million and $0.0 million for 2012, 2011 and 2010, of which $14.9 million, $4.2 million and $0.0 million was covered by FDIC loss sharing agreements, respectively. Due to the timing of our first acquisition in the last quarter of 2010, there were no re-estimations of cash flows during 2010. The $19.0 million of net 310-30 impairments were largely driven by impairments of $8.8 million in the land and development pools, $6.9 million of which was in the acquired Community Banks of Colorado portfolio and $1.9 million of which was in the acquired Hillcrest Bank portfolio, and impairments of $7.5 million in the commercial real estate portfolio, which included impairments of $6.2 million in the acquired Hillcrest Bank portfolio, a $0.8 million impairment in the acquired Community Banks of Colorado portfolio, and $0.4 million impairment in the acquired Bank of Choice portfolio.

For all loans not accounted for under ASC Topic 310-30, the determination of the ALL follows an established process to determine the appropriate level of ALL that is designed to account for changes in credit quality. This process provides an ALL consisting of a specific allowance component based on certain individually evaluated loans and a general allowance component based on estimates of reserves needed for all other loans, segmented based on similar risk characteristics.

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

Following are the loan classes within each of the five primary loan segments:

Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer
Wholesale	1-4 family construction	Total agriculture	Sr. lien 1-4 family closed end	Secured
Manufacturing	1-4 family-acquisition and development		Jr. lien 1-4 family closed end	Unsecured
Transportation/ warehousing	Commercial construction		Sr. lien 1-4 family open end	Credit card
Finance and insurance Oil and gas	Commercial-acquisition and development		Jr. lien 1-4 family open end	Overdraft
All other commercial and industrial	Multi-family Owner-occupied Non-owner occupied

Actual historical loss data is limited due to the relatively recent inception date of the Company and the recent acquisitions of the Bank of Choice and the Community Banks of Colorado further limits loss history on those acquired loans. The methodology used in establishing the historical loss ratios for acquired residential real estate, consumer and agriculture loans was the three-year historical net charge-off percentage, which includes NBH’s loss history over the last 2 years, plus an additional year realized by Bank Midwest prior to acquisition by NBH.

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

Year ended 2012

In addition to the $19.0 million of provision for loan losses expense for our loans accounted for under ASC Topic 310-30, we recorded $9.0 million of provision for loan losses for loans not accounted for under ASC Topic 310-30 as we provided for loan charge-offs and credit risks inherent in the December 31, 2012 non ASC Topic 310-30 balances.

We charged off $25.2 million of loans during 2012, primarily related to commercial and commercial real estate loans. Approximately $16.8 million of these charge-offs were related to loans accounted for under ASC Topic 310-30 and were provided for during the previous re-measurements. Of the $8.4 million non 310-30 charge-offs, $2.4 million was related to one commercial and industrial loan which was a result of fraudulent collateral accepted by the acquired institution and we do not believe is indicative of expected future charge-offs. At December 31, 2012, there were ten impaired loans that carried specific reserves totaling $1.9 million.

Year ended 2011

For the year ended December 31, 2011, we recorded $15.0 million of provision for loan losses for loans not accounted for under ASC Topic 310-30 as we provided for loan charge-offs and risks inherent in the December 31, 2011 non ASC Topic 310-30 balances.

We charged off $6.4 million of loans not accounted for under ASC Topic 310-30 during 2011, $3.4 million of which was a result of a large anchor tenant vacating several commercial properties and declaring bankruptcy, and $1.4 million of commercial and industrial loans primarily as a result of a heavy equipment loan. During 2011, we also charged-off $3.1 million of commercial and industrial loans accounted for under ASC Topic 310-30 as a result of decreased estimated cash flows.

After considering the abovementioned factors, we believe that the ALL of $15.4 million and $11.5 million was adequate to cover probable losses inherent in the loan portfolio at December 31, 2012 and 2011, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company’s results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL from December 31, 2011 to December 31, 2012 (in thousands):

	2012			2011
	310-30	Non 310-30	Total	310-30	Non 310-30	Total
Beginning allowance for loan losses	$2,188	$9,339	$11,527	$—	$48	$48
Charge-offs:
Commercial	(216)	(3,140)	(3,356)	(3,111)	(1,399)	(4,510)
Commercial real estate	(15,578)	(2,605)	(18,183)	—	(3,378)	(3,378)
Agriculture	(144)	(8)	(152)	—	—	—
Residential real estate	(872)	(1,132)	(2,004)	—	(288)	(288)
Consumer and overdrafts	(19)	(1,502)	(1,521)	—	(1,330)	(1,330)

Total charge-offs	(16,829)	(8,387)	(25,216)	(3,111)	(6,395)	(9,506)
Recoveries	275	799	1,074	288	695	983

Net charge-offs	(16,554)	(7,588)	(24,142)	(2,823)	(5,700)	(8,523)
Provision for loan loss	19,018	8,977	27,995	5,011	14,991	20,002

Ending allowance for loan losses	$4,652	$10,728	$15,380	$2,188	$9,339	$11,527

Ratio of net charge-offs during the period to average total loans during the period, respectively	1.56%	0.78%	1.19%	0.34%	0.68%	0.51%
Ratio of allowance for loan losses to total loans outstanding at period end, respectively	0.57%	1.06%	0.84%	0.17%	0.97%	0.51%
Ratio of allowance for loan losses to non-covered loans outstanding at period end	—	—	1.25%	—	—	0.87%
Ratio of allowance for non 310-30 loan losses to total non-performing loans at period end	—	26.25%	37.64%	—	18.40%	22.71%
Ratio of allowance for non 310-30 loan losses to non-performing, non-covered loans at period end	—	36.03%	51.66%	—	25.99%	32.08%
Total loans	$822,021	$1,016,049	$1,838,070	$1,307,709	$966,342	$2,274,051
Average total loans outstanding during the period	$1,058,092	$968,345	$2,026,437	$823,598	$837,898	$1,661,496
Non-covered loans	$294,073	$935,775	$1,229,848	$480,623	$840,713	$1,321,336
Total non-performing loans	—	$40,864	$40,864	$—	$50,750	$50,750
Non-performing, non-covered loans	—	$29,772	$29,772	$—	$35,934	$35,934

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	December 31, 2012
	Total loans	% of total loans	Related ALL	% of ALL
Commercial and industrial	$270,588	15%	$2,798	18%
Commercial real estate	804,999	44%	7,396	48%
Agriculture	173,407	9%	592	4%
Residential real estate	538,745	29%	4,011	26%
Consumer and overdrafts	50,331	3%	583	4%

Total	$1,838,070	100%	$15,380	100%

	December 31, 2011
	Total loans	% of total loans	Related ALL	% of ALL
Commercial and industrial	$372,931	16%	$2,959	26%
Commercial real estate	1,152,478	51%	3,389	29%
Agriculture	151,403	7%	282	2%
Residential real estate	522,885	23%	4,121	36%
Consumer and overdrafts	74,354	3%	776	7%

Total	$2,274,051	100%	$11,527	100%

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

In 2012, we recognized $13.8 million of negative accretion on the FDIC indemnification asset as the performance of our covered assets has improved and reduced the carrying value of the FDIC indemnification asset by $135.2 million as a result of claims filed with the FDIC as discussed below. The negative accretion resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans as well as an increased amount of accretable yield on our covered loans accounted for under ASC Topic 310-30 and is being recognized over the expected lives of the underlying covered loans as an adjustment to yield. During 2012, we submitted $135.2 million of loss share claims to the FDIC for the reimbursable portion of losses related to the Hillcrest Bank and Community Banks of Colorado covered assets incurred during the fourth quarter of 2011 through the third quarter of 2012. Included in the $135.2 million were $12.6 million of claims related to additional losses incurred during the period that were not previously considered in the carrying amount of the indemnification asset. During 2012, the FDIC paid $75.9 million, $33.1 million of which was related to losses incurred during the fourth quarter of 2011 and $42.8 million of which was related to losses incurred during the nine months ended September 30, 2012 and submitted to the FDIC during the three months ended December 31, 2012. Subsequent to December 31, 2012, we received $37.1 million related to claims filed in 2012 and have one remaining claim of $20.0 million that is expected to be paid during the first quarter of 2013. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.

During 2011, we recognized $6.1 million of negative accretion related to the FDIC indemnification asset as a result of improved performance of our covered assets and we received $89.1 million from the FDIC for reimbursement of losses that occurred from the date of acquisition of Hillcrest Bank through September 30, 2011, in accordance with our loss sharing agreements. Included in the $89.1 million received from the FDIC were reimbursements of expenses incurred for the resolution of covered assets netted with recoveries received on covered assets that were not included in the expected cash flows of the indemnification assets.

Within 45 days of the end of each of the loss sharing agreements with the FDIC, we may be required to reimburse the FDIC in the event that the Company’s losses on covered assets do not reach the second tranche in each related loss sharing agreement, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At December 31, 2012 and 2011, this clawback liability was carried at $31.3 million and $30.0 million, respectively, and is included in due to FDIC in our consolidated statements of financial condition.

Other real estate owned

OREO is comprised of properties acquired through the foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem loans. We have a dedicated, enterprise-level problem asset resolution team that is actively working to resolve problem loans and to obtain and subsequently sell the underlying collateral. The OREO balance of $94.8 million at December 31, 2012 includes the interests of several outside participating banks totaling $5.3 million, for which an offsetting liability is recorded in other liabilities and excludes $10.6 million of the Company’s minority interests in OREO which are held by outside banks where we were not the lead bank and do not have a controlling interest, for which a receivable is included in other assets. Of the $94.8 million of OREO at December 31, 2012, $45.5 million, or 48.0%, was covered by the loss sharing agreements with the FDIC. At December 31, 2011, $77.1 million, or 63.9%, of OREO was covered by the loss sharing arrangement with the FDIC. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset. We sold $102.9 million and $51.7 million of OREO during 2012 and 2011, respectively, and realized net gains on sales of $9.6 million in 2012 and $3.1 million in 2011. Changes in OREO for during 2012 and 2011 were as follows (in thousands):

	For the year ended December 31,
	2012	2011
Beginning balance	$120,636	$54,078
Purchases through acquisition at fair value	—	64,084
Transfers from loan portfolio	87,765	52,294
Impairments	(20,215)	(1,138)
Sales	(102,941)	(51,745)
Gain on sale of OREO	9,563	3,063

Ending Balance	$94,808	$120,636

Other Assets

Significant components of other assets were as follows as of the periods indicated (in thousands):

	December 31, 2012	December 31, 2011
FDIC indemnification-claimed	$59,291	$—
Minority interst in participated other real estate owned	10,627	—
Accrued interest on interest bearing bank deposits and investment securities	5,585	5,651
Accued interest on loans	7,088	10,371
Other receivable from FDIC	—	11,191
Other	17,432	11,629

Total other assets	$100,023	$38,842

Year ended December 31, 2012

Other assets increased $61.2 million in 2012, largely because the FDIC indemnification-claimed increased $59.3 million during the year in connection with the loss share claims submitted to the FDIC that remained unpaid as of December 31, 2012. Also contributing to the increase in other assets was $10.6 million of minority interest in participated OREO that we recorded in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO. The other receivable due from FDIC decreased $11.2 million as settlement items related to the Community Banks of Colorado acquisition in the fourth quarter of 2011 were settled with FDIC.

Year ended December 31, 2011

During 2011, accrued interest on interest bearing bank deposits and investment securities increased $3.0 million. Approximately $0.5 million of the difference was attributable to the accrued interest related to the pending investment trades that was included in other liabilities at December 31, 2010. The securities and related accrued interest receivable were settled in cash during the first quarter of 2011.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated (in thousands):

	December 31, 2012	December 31, 2011
Participant interest in other real estate owned	$5,321	$—
Accrued and deferred income taxes payable	4,972	45,081
Accrued interest payable	4,239	11,017
Accrued expenses	12,263	15,916
Warrant liability	5,461	6,845
Other liabilities	2,285	5,816

Total other liabilities	$34,541	$84,675

Other liabilities decreased $50.1 million during 2012, largely due to a $40.1 decrease in accrued and deferred taxes payable. Accrued and deferred income taxes payable decreased $40.1 million from $45.1 million during the year ended 2012 primarily as a result of tax payments paid during that period which included the taxes due on our $60.5 million bargain purchase gain realized in 2011 in connection with our Bank of Choice acquisition.

During 2012, we continued to lower the interest rates on our deposits, coupled with the shift from higher-cost time deposits to lower cost transaction accounts. The lower cost mix of deposits resulted in a decrease in accrued interest payable of $6.8 million during 2012. Offsetting these decreases was the $5.3 million of participant interests in other real estate owned that we recorded which represents participant banks’ interests in properties that we have repossessed. These participant interests are also reflected in our other real estate owned balances.

We have outstanding warrants to purchase 830,750 shares of our common stock, which are classified as a liability and included in other liabilities in our consolidated statements of financial condition. The warrants were granted to certain lead stockholders and all warrants have an exercise price of $20.00 per share. The term of the warrants is for ten years and the expiration dates of the warrants range from October 20, 2019 to September 30, 2020. We revalue the warrants at the end of each reporting period using a Black-Scholes model and any change in fair value is reported in the statements of operations as “loss (gain) from change in fair value of warrant liability” in non-interest expense in the period in which the change occurred. The warrant liability decreased $1.4 million in 2012 to $5.5 million at December 31, 2012 and decreased $0.1 million in 2011 to $6.8 million at December 31, 2011. The value of the warrant liability, and the expense that results from an increase to this liability, has a direct correlation to our stock price. Accordingly, any increase in our stock price would result in an increase in the warrant liability and the associated expense. More information on the accounting and measurement of the warrant liability can be found in notes 2 and 19 in our audited consolidated financial statements.

Year ended 2011

During 2011, accrued and deferred income tax payable increased $39.9 million due to our net income of $42.0 million, which was largely driven by the $60.5 million bargain purchase gain associated with the Bank of Choice acquisition. The other liabilities component of total other liabilities increased $4.1 million due to increases in miscellaneous expenses accrued during 2011.

Accrued interest payable decreased $4.4 million from December 31, 2010 to December 31, 2011 due to lower interest rates offered on deposits and the shift from longer term time deposits to savings, money market and demand deposits during the period.

Funding Sources

Deposits from banking clients serve as a primary funding source for our banking operations. Our banking centers function as the primary deposit gathering stations, where we seek to price deposits competitively in accordance with other depository institutions in the area and according to our needs.

Deposits

Our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the customer relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at December 31, 2012 and 2011 (in thousands):

	December 31, 2012		December 31, 2011
Non-interest bearing demand deposits	$677,985	16%	$678,735	13%
Interest bearing demand deposits	529,996	13%	537,160	11%
Savings accounts	187,339	4%	169,378	3%
Money market accounts	1,052,681	25%	893,184	18%

Total transaction accounts	2,448,001	58%	2,278,457	45%
Time deposits < $100,000	1,121,757	27%	1,680,531	33%
Time deposits > $100,000	630,961	15%	1,104,065	22%

Total time deposits	1,752,718	42%	2,784,596	55%

Total deposits	$4,200,719	100%	$5,063,053	100%

During the year ended December 31, 2012, our total deposits decreased $862.3 million. We assumed a significant amount of deposits with our acquisitions in the fourth quarter of 2010 and in 2011, and we have actively worked to restructure our deposit base by retaining only those acquired time deposit clients who were interested in time deposits at market rate and developing a banking relationship and as a result, our time deposits decreased $1.0 billion in 2012. At December 31, 2012 the mix of transaction deposits to total deposits improved to 58% from 45% at the end of the prior year. Our transaction deposits have been steadily increasing as a result of our strategic shift away from time deposits and to lower cost demand deposits, savings and money market accounts, which is consistent with our consumer banking strategy. Approximately 55% of the remaining acquired time deposits are scheduled to mature by December 31, 2013.

During the year ended December 31, 2011, our total deposits increased $1.6 billion, which was attributable to the acquisitions of Bank of Choice and Community Banks of Colorado. Bank of Choice was acquired during the third quarter of 2011 and contributed $756.3 million of total deposits at December 31, 2011. Community Banks of Colorado, acquired during the fourth quarter of 2011, contributed $1.1 billion in total deposits at December 31, 2011.

At December 31, 2012, we had $1.2 billion of time deposits that were scheduled to mature within 12 months, $0.4 billion of which were in denominations of $100,000 or more, and $.8 billion of which were in denominations less than $100,000. At December 31, 2011, we had $2.3 billion of time deposits that were scheduled to mature within 12 months, $0.9 billion of which were in denominations of $100,000 or more, $1.4 billion of which were in denominations less than $100,000. Note 13 to the consolidated financial statements provides a maturity schedule and weighted average rates of time deposits outstanding at December 31, 2013 and 2012.

In connection with our FDIC-assisted bank acquisitions, the FDIC provided Bank of Choice, Hillcrest Bank, and Community Banks of Colorado depositors with the right to redeem their time deposits at any time during the life of the time deposit, without penalty, unless the depositor accepts new terms. At December 31, 2012 and December 31, 2011, the Company had approximately $164.3 million and $1.1 billion, respectively, of time deposits that were subject to the penalty-free withdrawals.

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

Typically, banks are required to maintain a tier 1 risk-based capital ratio of 4.00%, a total risk-based capital ratio of 8.00% and a tier 1 leverage ratio of 4.00% in order to meet minimum, adequately capitalized regulatory requirements. To be considered well-capitalized (under prompt corrective action provisions), banks must maintain minimum capital ratios of 6.00% for tier 1 risk-based capital, 10.00% for total risk-based capital and 5.00% for the tier 1 leverage ratio. In connection with the approval of the de novo charters for Hillcrest Bank and NBH Bank, we agreed with our regulators to maintain capital levels of at least 10% tier 1 leverage ratio, 11% tier

1 risk based capital ratio and 12% tier 1 risk-based capital ratio at our subsidiary bank(s) through December, 2013. Following the merger of Hillcrest Bank into NBH Bank in November 2011, only NBH Bank remains subject to these capital ratios. In July 2011, we contributed $100 million to NBH Bank to provide additional capital to fund the acquisition of Bank of Choice from the FDIC and to ensure that NBH Bank would continue to meet or exceed the abovementioned agreed-upon capital ratios. In October 2011 we contributed capital of $174 million to NBH Bank to fund the Community Banks of Colorado acquisition from the FDIC.

At December 31, 2012 and at December 31, 2011, our subsidiary bank(s) and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 15 of our consolidated financial statements.

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

Overview of Results of Operations

Year ended 2012

We recorded a net loss of $0.5 million during the year ended December 31, 2012, inclusive of initial public offering related expenses of $8.0 million, which represents our first full year with the operations of all of our acquisitions. These results reflect the increased revenues and expenses associated with our acquisitions of Bank of Choice and Community Banks of Colorado in the second half of 2011, in addition to the further build-out of our business development and operational functions that support our lending activities and the continued integration of our acquisitions. We completed the integration of Community Banks of Colorado in May 2012 and the integration of Bank of Choice in July 2012. During 2012 we continued to benefit from the strong yields on our loan portfolio while our dedicated workout group actively worked to resolve our acquired troubled assets. The activity in this resolution process is evidenced by the elevated levels of OREO related expenses and problem loan expenses. During 2012, in addition to net transfers of $47.5 million of non-accretable difference to accretable yield to be recognized in the future, we recorded $19.0 million of provision for loan losses, approximately $14.9 million of which was attributable to covered loans. The FDIC coverage of these impairments is reflected in the estimated cash flows underlying the FDIC indemnification asset.

Years ended 2011 and 2010

During the year ended December 31, 2011, we recorded net income of $42.0 million compared to net income of $6.1 million during the year ended December 31, 2010. The primary drivers of net income during those periods were the pre-tax gains on bargain purchases of $60.5 million and $37.8 million recorded during the years ended 2011 and 2010 in connection with our Bank of Choice and Hillcrest Bank acquisitions, respectively. As previously discussed, meaningful comparability to prior periods is limited due to the Community Banks of Colorado acquisition in October 2011, the Bank of Choice acquisition in July 2011, the Hillcrest Bank and NBH Bank acquisitions in the fourth quarter of 2010, and the lack of banking operations prior to those acquisitions.

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

The following tables present the components of net interest income for the periods indicated. Due to the timing of our acquisitions, particularly as it relates to Bank of Choice on July 22, 2011 and Community Banks of Colorado on October 21, 2011, the comparability of the periods presented in the tables below is limited. The tables include: (i) the average daily balances of interest-earning assets and interest bearing liabilities; (ii) the average daily balances of non-interest earning assets and non-interest bearing and liabilities; (iii) the total amount of interest income earned on interest earning assets; (iv) the total amount of interest expense incurred on interest-bearing liabilities; (v) the resultant average yields and rates; (vi) net interest spread; and (vii) net interest margin, which represents the difference between interest income and interest expense, expressed as a percentage of interest-earning assets. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest-earning assets and are excluded from this presentation for timeframes prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale. Non-accrual and restructured loan balances are included in the average loan balances; however, the forgone interest on non-accrual and restructured loans is not included in the dollar amounts of interest earned. All amounts presented are on a pre-tax basis.

The table below presents the components of net interest income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31, 2012			Year ended December 31, 2011			Year ended December 31, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
310-30 loans	$1,058,092	$100,407	9.49%	$823,598	$63,618	7.72%	$121,194	$10,345	8.54%
Non 310-30 loans (1)(2)	968,345	69,249	7.15%	837,898	70,451	8.41%	87,582	6,808	7.77%
Investment securities available-for-sale	1,785,785	42,590	2.38%	1,846,483	59,313	3.21%	62,941	1,501	2.38%
Investment securities held-to-maturity	516,490	17,752	3.44%	410	10	2.44%	—	—	0.00%
Other securities	31,796	1,535	4.83%	20,071	1,132	5.64%	1,667	88	5.28%
Interest-bearing deposits	770,328	1,952	0.25%	1,042,871	2,635	0.25%	1,036,964	2,680	0.26%

Total interest earning assets	5,130,836	233,485	4.55%	$4,571,331	$197,159	4.31%	$1,310,348	$21,422	1.63%

Cash and due from banks	$69,129			100,210			4,389
Other assets	599,327			497,411			61,995
Allowance for loan losses	(12,531)			(3,616)			(569)

Total assets	5,786,761			$5,165,336			$1,376,163

Interest bearing liabilities:
Savings deposits and interest bearing checking	$1,691,645	$5,482	0.32%	$1,219,191	$5,986	0.49%	$78,300	$496	0.63%
Time deposits	2,192,469	23,643	1.08%	2,382,637	35,588	1.49%	252,224	4,987	1.98%
Securities sold under agreements to repurchase	52,385	109	0.21%	31,727	96	0.30%	1,653	5	0.30%
Federal Home Loan Bank advances	—	—	0.00%	1,669	26	1.56%	1,707	24	1.41%

Total interest bearing liabilities	$3,936,499	$29,234	0.74%	$3,635,224	$41,696	1.15%	$333,884	$5,512	1.65%

Demand deposits	641,890			365,461			31,453
Other liabilities	114,374			118,029			27,556

Total liabilities	4,692,763			4,118,714			392,893

Stockholders’ equity	1,093,998			1,046,622			983,270

Total liabilities and stockholders’ equity	$5,786,761			$5,165,336			$1,376,163

Net interest income		$204,251			$155,463			$15,910

Interest rate spread			3.81%			3.17%			-0.02%
Net interest earning assets	$1,194,337			$936,107			$976,464

Net interest margin			3.98%			3.40%			1.21%
Ratio of average interest earning assets to average interest bearing liabilities	130.34%			125.75%			392.46%

(1)	Originated loans are net of deferred loan fees, less costs.
(2)	Loan fees, less costs on originated loans, are included in interest income over the life of the loan.

Net interest income totaled $204.3 million, $155.5 million and $15.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The year-over-year increases were primarily driven by increases in average interest-earning assets that resulted from our acquisitions. Despite the continued low interest rate environment, the net interest margin widened 58 basis points to 3.98% during 2012. The 2012 expansion of the net interest margin was benefited by higher earning asset yields of 24 basis points and was driven by increased yields on loan pools accounted for under ASC Topic 310-30. Yields earned on the ASC 310-30 loan pools improved 177 basis points from the prior year to 9.49% during 2012. Additionally, the cost of interest-bearing liabilities declined 41 basis points and continued to benefit from an improved deposit mix and lower costs of time deposits.

Average loans made up $2.0 billion, or 39.5% of total average interest earning assets during 2012, compared to $1.7 billion, or 36.3%, of total average interest-earning assets during 2011. Loan balances at the beginning of the year were elevated from our 2011 acquisitions and declined throughout the year as we successfully exited non-strategic loans. Yields on the ASC 310-30 loan portfolio were very strong and was attributable to the accretion of accretable yield on those loans and increases in these yields are a result of the effects of life-to-date transfers of non-accretable difference to accretable yield that are being recognized over the remaining life of these loans.

The majority of our loans were acquired and were subject to acquisition accounting guidance whereby the assets and liabilities, including loans, were recorded at fair value at the date of acquisition. The accretable yield on our loans accounted for under ASC Topic 310-30 and the fair value adjustments on our acquired loans excluded from ASC Topic 310-30 are being accreted to income over the life of the loans as an adjustment to yield and, as a result, a significant portion of our interest income on loans is attributable to this accretion. Our acquired loans generally produce higher yields than our originated loans due to the recognition of accretion of interest rate adjustments and accretable yield. As a result, we expect downward pressure on our interest income to the extent that the runoff of our acquired loan portfolio is not replaced with comparable high-yielding loans. Note 2 to our consolidated financial statements provides more information on the accounting treatment of acquired loans.

Average investment securities, measured from the date of settlement, comprised 44.9% of total interest earning assets at December 31, 2012 compared to 40.4% and 4.8% at December 31, 2011 and 2010, respectively, as we have steadily reinvested the excess cash received from acquisitions and funds from net loan pay downs into our investment securities portfolio, however, with the current low interest rate environment, lower re-investment yields have resulted in a 59 basis point decline in yields earned on the total investment portfolio.

The following table summarizes the changes in net interest income by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the years ended 2012 compared to 2011. Comparisons for the years 2011 compared to 2010 are not meaningful due to the timing of our initial acquisitions in the fourth quarter of 2010.

	Year ended December 31, 2012 Compared To Year ended December 31, 2011
	Increase (decrease) due to
	Volume	Rate (3)	Net
	(In thousands)
Interest income:
310-30 loans	$18,113	$18,676	$36,789
Non 310-30 loans (1)(2)	10,968	(12,170)	(1,202)
Investment securities available-for-sale	(1,950)	(14,773)	(16,723)
Investment securities held-to-maturity	12,587	5,155	17,742
Other securities	661	(258)	403
Interest-bearing deposits	(689)	6	(683)

Total interest income	$39,690	$(3,364)	$36,326

Interest expense:
Savings deposits and interest bearing checking	$2,320	$(2,824)	$(504)
Time deposits	(2,840)	(9,105)	(11,945)
Securities sold under agreements to repurchase	62	(49)	13
Federal Home Loan Bank advances	(26)	—	(26)

Total interest expense	(484)	(11,978)	(12,462)

Net change in net interest income	$40,174	$8,614	$48,788

(1)	Originated loans are net of deferred loan fees, less costs.
(2)	Loan fees, less costs on originated loans, are included in interest income over the life of the loan
(3)	Also includes changes for difference in number of days due to the leap year in 2012.

During 2012, total interest expense related to interest-bearing liabilities was $29.2 million compared to $41.7 million in 2011 and $5.5 million in 2010, or an average cost of 0.74%, 1.15% and 1.65% during the respective periods. The largest component of interest expense in each period was related to time deposits, which carried an average rate of 1.08% and 1.49% and 1.98% during 2012, 2011 and 2010, respectively.

Our rates on deposits have been higher than the average in the markets in which we operate, primarily because our acquired banks had their deposit rates higher than market at the time we acquired them. We have been steadily lowering deposit rates as we shift towards a more consumer-based banking strategy and focus on lower cost transaction accounts.

Below is a breakdown of deposits and the average rates paid during the periods indicated (in thousands):

	For the three months ended
	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing demand	$662,763	0.00%	$636,277	0.00%	$622,936	0.00%	$645,972	0.00%	$625,884	0.00%
Interest bearing demand	484,178	0.18%	500,240	0.22%	523,202	0.24%	532,574	0.32%	506,257	0.38%
Money market accounts	1,033,350	0.34%	1,014,793	0.39%	995,668	0.40%	955,983	0.46%	924,432	0.46%
Savings accounts	176,209	0.13%	181,939	0.14%	187,046	0.16%	181,332	0.19%	161,604	0.19%
Time deposits	1,832,790	0.85%	2,063,622	1.00%	2,298,782	1.14%	2,580,053	1.25%	2,931,920	1.26%

Total average deposits	$4,189,290	0.48%	$4,396,871	0.59%	$4,627,634	0.69%	$4,895,914	0.79%	$5,150,097	0.84%

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

	2012	2011
Provision for impairment on loans accounted for under ASC Topic 310-30	$19,018	$5,011
Provison for loan losses	8,977	14,991

Total provision for loan losses	$27,995	$20,002

The provision for impairment expense on covered assets has an offsetting increase in non-interest income as a result of the loss sharing agreements with the FDIC. The provisions for loan losses charged to non-covered loans were related to a combination of providing an ALL for new loans, changes in the market conditions and qualitative factors used in analyzing the ALL and specific impairments on non-covered loans. Through the re-measurement process, we recorded $19.0 million of provision for loans accounted for under ASC Topic 310-30 in 2012, $14.9 million of which is covered by loss sharing agreements with the FDIC, to reflect decreased expected future cash flows, which was primarily driven by our land and development, commercial real estate, and commercial construction pools. One land pool contributed $6.9 million, or 36.2%, of the total impairment for the year ended 2012 and one commercial real estate pool contributed $6.2 million, or 32.8%, of the total impairment for the year ended 2012. The decreases in expected future cash flows are reflected immediately in our financial statements. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods, and during the year ended 2012, we transferred $47.5 million, net, from non-accretable difference to accretable yield to reflect an increase in expected future cash flows on loans accounted for under ASC Topic 310-30.

The provision for impairment expenses on loans accounted for under ASC Topic 310-30 during 2011 related to three covered 310-30 pools where expected cash flows decreased resulting in impairment of $5.0 million. All other 310-30 pools experienced increases in expected cash flows during 2011.

Non-Interest Income

The table below details the components of non-interest income during the years ended 2012, 2011 and 2010, respectively (in thousands):

	2012	2011	2010
FDIC indemnfication asset accretion	$(13,820)	$(6,132)	$1,689
FDIC loss sharing income	12,069	1,410	547
Service charges	17,392	16,810	1,094
Bank card fees	9,699	7,611	517
Bargain purchase gain	—	60,520	37,778
Gain on sale of mortgages, net	1,214	1,103	268
Gain (loss) on sale of securities, net	674	(645)	11
Gain on recoveries of previously charged-off acquired loans	4,298	5,902	—
Other non-interest income	5,853	2,907	259

Total non-interest income	$37,379	$89,486	$42,163

Year ended 2012

Non-interest income for 2012 totaled $37.4 million. We recognized negative accretion of $13.8 million during 2012 related to the FDIC indemnification asset. The negative accretion during 2012 resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the remaining expected lives of the underlying covered loans as an adjustment to yield.

Service charges of $17.4 million represented the largest component of non-interest income at 46.5%. Service charges represent various fees charged to clients for banking services, including fees such as non-sufficient funds charges, overdraft fees and service charges on deposit accounts. Service charges increased $.6 million from 2011 to 2012, primarily due to the addition of Bank of Choice and Community Banks of Colorado in the last half of 2011.

Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. These transactional charges totaled $9.7 million and $7.6 million during 2012 and 2011, respectively. Bank of Choice and Community Banks of Colorado had substantially fewer debit cards issued and, as a result, the addition of those banks’ bank card fees did not mirror that of NBH Bank during similar time periods. Other bankcard fees include merchant services fees and credit card fees.

Gain on recoveries of previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor bank prior to takeover by the FDIC. A portion of these recoveries are shared with the FDIC and the sharing of these recoveries is reflected as reimbursement to FDIC for recoveries on non-covered loans.

Years ended 2011 and 2010

Non-interest income totaled $89.5 million and $42.2 million for the years ended 2011 and 2010, respectively. The primary components of non-interest income during 2011 were the bargain purchase gain of $60.5 million resulting from the Bank of Choice acquisition, service charges, which totaled $16.8 million, FDIC indemnification asset negative accretion expense of $6.1 million and gain on recoveries of previously charged of loans of $5.9 million. The primary driver of non-interest income in 2010 was the $37.8 million bargain purchase gain that resulted from the Hillcrest Bank acquisition.

The negative accretion in 2011 resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets, which was driven by an increase in expected cash flows in 10 of the 14 loan pools remeasured during 2011, is reflected in increased accretion rates on covered loans and is being recognized over the remaining expected lives of the underlying covered loans as an adjustment to yield.

Excluding the bargain purchase gain associated with the acquisition of Bank of Choice, for the year ended 2011, 58.0% of our non-interest income was service charges. Non-sufficient funds charges represented the largest component of service charges and totaled $13.6 million during 2011.

FDIC loss sharing income

FDIC loss sharing income represents the income recognized in connection with the actual reimbursement of costs/recoveries of resolution of covered assets from the FDIC. The primary drivers of the FDIC loss sharing income are the FDIC reimbursements of the costs of resolving covered assets.

Activity in the FDIC loss sharing income during the years ended 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Clawback liability amortization	(1,377)	(845)	(117)
Clawback liability remeasurement	100	(2,778)	—
Reimbursement to FDIC for gain on sale of and income from covered OREO	(3,457)	(1,130)	—
Reimbursement to FDIC for recoveries on non-covered loans	(3)	(1,227)	—
FDIC reimbursement of costs of resolution of covered assets	16,806	7,390	664

Total	$12,069	$1,410	$574

Year ended 2012

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

Other FDIC loss sharing income (expense) during 2012 was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $16.8 million, reimbursements to the FDIC for gains on sales of and income from covered OREO of $3.5 million, and the clawback amortization of $1.4 million.

During 2012, we received $75.9 million in payments from the FDIC. Of these payments, $54.1 million were related to Community Banks of Colorado for losses that were incurred from the fourth quarter of 2011 through the first quarter of 2012. Payments from the FDIC during 2012 related to Hillcrest Bank totaled $21.8 million and were for losses that occurred from the fourth quarter of 2011 through the second quarter of 2012. Subsequent to December 31, 2012 we have received payments of $31.0 million related to Community Banks of Colorado for losses that occurred during the second quarter of 2012 and $6.1 million for losses that occurred during the third quarter of 2012 related to Hillcrest Bank.

Years ended 2011 and 2010

In September 2011, we received $83.5 million from the FDIC for reimbursement of losses that occurred from the date of acquisition of Hillcrest Bank through June 30, 2011, and in December 2011, we received $5.6 million for reimbursements of losses that occurred during the third quarter of 2011, all in accordance with our loss sharing agreements. As part of the FDIC loss sharing agreement, we share equally in recoveries of loans that had been previously charged-off by the acquired institution (Hillcrest Bank and Community Banks of Colorado in this case) with the FDIC. This recovery-sharing arrangement resulted in $1.2 million of expense during the year ended December 31, 2011 that represents our reimbursement to the FDIC for their portion of these recoveries and is represented in the above table as “Reimbursement to FDIC for recoveries on non-covered loans.”

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

We incurred certain expenses in connection with our initial public offering that significantly impacted our earnings. We did not sell new shares in our initial public offering, and as a result, none of those expenses were offset against any proceeds, but were expensed. Such expenses included underwriting discounts and related fees, listing fees on the New York Stock Exchange and related registration and filing fees, legal and account expenses. These expenses totaled approximately $8.0 million during 2012. Additionally, we incurred stock based compensation on awards that had a public listing vesting requirement. As discussed below, during 2012, we incurred $4.9 million of stock-based compensation that had previously been deferred.

The table below details non-interest expense for the periods presented (in thousands):

	2012	2011	2010
Salaries and employee benefits	$94,111	$67,480	$25,876
Occupancy and equipment	20,558	17,975	1,392
Professional fees	11,156	14,250	1,338
Telecommunications and data processing	14,857	12,905	849
Marketing and business development	5,540	6,034	65
Supplies and printing	2,967	1,387	352
Other real estate owned expenses	20,313	7,064	673
Problem loan expenses	8,532	4,389	615
Intangible asset amortization	5,344	4,359	—
FDIC deposit insurance	4,731	4,550	712
ATM/debit card expenses	4,269	2,892	206
Initial public offering related expenses	7,974	—	—
Acquisition related costs	870	4,935	14,076
Loss (gain) from change in fair value of warrant liability	(1,385)	(56)	44
Other non-interest expense	9,761	7,374	2,783

Total non-interest expense	$209,598	$155,538	$48,981

Year ended 2012

The largest component of non-interest operating expense is salaries and employee benefits. Exclusive of stock-based compensation expense noted below, salaries and employee benefits totaled $81.0 million in 2012. Increases reflect staff added as part of the Bank of Choice and Community Banks of Colorado acquisitions in the second half of 2011 along with the further build out of sales teams and corporate and operating functions during 2011 and 2012.

Salaries and employee benefits included $13.1 million of stock-based compensation expense during 2012. The expense associated with stock-based compensation is being recognized by tranche over the requisite service period and at December 31, 2012, there was $2.8 million of total unrecognized compensation expense related to non-vested stock options and $2.3 million of total unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 0.7 years and 0.8 years, respectively.

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

Occupancy and equipment expense totaled $20.6 million for the year of 2012, and increased $2.6 million over 2011. The increase was driven by the impact of our Bank of Choice and Community Banks of Colorado acquisitions in the second half of 2011 and was primarily the result of increased depreciation expense on the premises and equipment associated with those acquisitions.

Professional fees totaled $11.2 million during 2012 and decreased $3.1 million from the year ended 2011. The decrease in professional fees between 2012 and 2011 was the result of adding full-time staff to perform some of the functions that were being performed by consultants.

Telecommunications and data processing expense totaled $14.9 million for the year ended 2012, compared to $12.9 million during the year ended 2011, an increase of $2.0 million. These increases were primarily due to the impact of our Bank of Choice and Community Banks of Colorado acquisitions in the second half of 2011. Telecommunications and data processing expenses contain both fixed costs and volume-based components driven by the number of client accounts. While there is a cost associated with each additional account, additional efficiencies are available due to a lower incremental cost per account at higher levels of account volume.

Significant components of our non-interest expense are our problem loan expenses and OREO related expenses. We incur these expenses in connection with the resolution process of our acquired troubled loan portfolios. During the year ended 2012, we incurred $20.3 million of OREO related expenses and $8.5 million of problem loan expenses. Of the $28.8 million in collective OREO and problem loan expenses incurred during the year ended 2012, $15.0 million was covered by loss sharing agreements with the FDIC. The losses on covered assets that are reimbursable from the FDIC are based on the book value of the related covered assets as determined by the FDIC at the date of acquisition, and the FDIC’s book value does not necessarily correlate with our book value of the same assets. This difference is primarily because we recorded the OREO at fair value at the date of acquisition in accordance with applicable accounting guidance. Any losses recorded after the acquisition date are recorded at the full-loss value in other non-interest expense, and any related reimbursement from the FDIC is recorded in non-interest income as FDIC loss sharing income.

Years ended 2011 and 2010

Operating results for the year ended December 31, 2011 included non-interest expense of $155.5 million, compared to $49.0 million for the year ended December 31, 2010. The primary reason for the increase was due to the fact that our company had been operating for twelve months during 2011 compared to a partial quarter during the three months ended December 31, 2010, and we acquired two banks in 2011.

Salaries and employee benefits is the largest component of non-interest operating expense during 2011 and 2010, totaling $67.5 million and $25.9 million, respectively. In the Hillcrest Bank and Bank Midwest acquisitions, the majority of key lending functions were not retained as we are implementing a different lending strategy than the predecessor banks. During the period, several key positions were staffed and additional hiring was in process as we build a workforce to support and grow the Company.

Included in the $67.5 million of salaries and employee benefits for the year ended 2011 was $12.6 million of expense related to stock-based compensation. In connection with the formation of the Company in 2009, all members of the board of directors and executive management and other select members of management were granted stock-based compensation arrangements that contain a variety of vesting requirements over the course of several years. During the fourth quarter of 2011, we reversed approximately $4.5 million of previously recorded stock-based compensation expense, of which $2.9 million related to expense recognized during 2010, in connection with the 134,167 restricted shares and 402,500 stock options that were forfeited by our former Chief Financial Officer upon his separation from the Company. Also during the fourth quarter of 2011, the Company granted 195,000 shares of restricted stock and 993,000 stock options all of which were subject to a variety of vesting requirements, including the Company’s shares becoming publicly listed on a national exchange. In accordance with ASC Topic 718, the Company started recognizing compensation expense on the grants that had vesting requirements tied to the Company’s shares becoming listed on a national exchange subsequent to that vesting requirement being met, with an expense recognition catch-up for the portion of the expense that has been delayed until that vesting criteria is met. As a result, no expense was recorded on these particular grants during 2011. The expense associated with stock-based compensation is being recognized by tranche over the requisite service period and at December 31, 2011, there was $8.2 million of total unrecognized compensation expense related to non-vested stock options and $7.1 million of total unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 0.8 years and 1.0 years, respectively.

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

Occupancy and equipment was $18.0 million and $1.4 million for the years ended 2011 and 2010, respectively, an increase of $16.6 million. The acquisitions of Bank of Choice, Bank Midwest, Community Banks of Colorado, and Hillcrest Bank and the related additional facilities are the primary reason for the increase.

For the year ended 2011, professional fees totaled $14.3 million, exclusive of $4.9 million of professional fees related to due diligence and transactional expenses on potential and consummated acquisitions that are included in acquisition related costs in the consolidated statements of operations. Professional fees for the year ended December 2011 included expenses related to the accounting and administration of the FDIC loss share agreements, the creation of the new operating platform and the merger of Hillcrest Bank into NBH Bank.

As a result of our acquisitions, telecommunications and data processing expense totaled $12.9 million for the year ended December 31, 2011, an increase of $12.1 million over 2010, primarily due to our acquisitions.

Income taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes. Under this guidance, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. ASC 740 requires the establishment of a valuation allowance against the net deferred tax asset unless it is more-likely-than-not that the tax benefit of the deferred tax asset will be realized. For purposes of projecting whether the deferred tax asset will be realized, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax planning strategies varies, adjustments to the carrying value of the deferred tax assets may be required.

ASC 740 also requires the projected realization of tax benefits related to uncertain tax positions to be evaluated based upon the likelihood of successfully defending those positions. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Interest and penalties on uncertain tax positions are recognized as a component of income tax expense. If our assessment of whether a tax position meets or no longer meets the more likely than not threshold were to change, adjustments to income tax benefits may be required.

Income tax expense totaled $4.6 million for the year ended December 31, 2012, as compared with $27.4 million for the year ended December 31, 2011. These amounts equate to effective tax rates of 113.4% and 39.5% for the respective periods.

The increase in the effective tax rate for the year ended December 31, 2012, as compared to the year ended December 31, 2011, is primarily attributable to $8.0 million of expenses associated with the initial public offering of our stock which are non-deductible for income tax purposes. These expenses had a substantial impact on our net loss for the year ended December 31, 2012 and, given that no income tax benefit was recorded against these expenses, income tax expense as a percentage of income before income taxes in 2012 is significantly higher than in 2011.

Our marginal tax rate (the rate we pay on each incremental dollar of earnings) is approximately 39%. However, our effective tax rate (income tax expense divided by income before income taxes) for a given period is driven largely by income and expense items that are non-taxable or non-deductible in the calculation of income tax expense. Due to the impact of the non-deductible expenses discussed above, our effective tax rate of 113.4% at December 31, 2012 is inflated and therefore not comparable to prior years. We expect our effective tax rate to be more consistent with our marginal tax rate in future years.

Additional information regarding income taxes can be found in note 22 of our audited consolidated financial statements.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. Liquidity is represented by our cash and cash equivalents and pledgeable investment securities, and is detailed in the table below as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Cash and due from banks	$90,505	$93,862
Due from Federal Reserve Bank of Kansas City	579,267	1,421,734
Federal funds sold and interest bearing bank deposits	99,408	112,541
Pledgeable investment securities, at fair value	2,084,046	1,670,924

Total	$2,853,226	$3,299,061

Total on-balance sheet liquidity decreased $445.8 million from December 31, 2011 to December 31, 2012. The decrease was largely due to funding our high-priced time deposits roll-off, offset somewhat with loan payoffs as we worked through more of our non-strategic loans acquired with our FDIC-assisted acquisitions.

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

Our primary uses of funds are loan originations, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses and debt payments, particularly subsequent to acquisitions. For additional information regarding our operating, investing, and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Exclusive from the investing activities related to acquisitions, our primary investing activities are sales and purchases of investment securities and originations and pay offs and pay downs of loans. At December 31, 2012, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $2.3 billion at December 31, 2012, inclusive of pre-tax net unrealized gains of $44.3 million. The gross unrealized gains are detailed in note 5 of our consolidated financial statements for the year ended December 31, 2012. As of December 31, 2012, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored agencies, and prime auto asset-backed securities. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

Through December 31, 2012, the majority of our capital expenditures have been through our acquisitions and the related subsequent branch purchases. Aside from these, our capital outlays were $41.1million and $21.8 million during 2012 and 2011, respectively. The majority of capital outlays were related to the development and implementation of our new operating platform and the build out of the new facilities in downtown Kansas City, Missouri that were completed during the summer of 2011 and now house a significant portion of our operations and the purchase of branch assets from the FDIC subsequent to our acquisitions.

At present, financing activities are limited to changes in repurchase agreements, time deposits, the clawback liability and the repayment of any FHLB advances assumed in acquisitions. Maturing time deposits, and holders of $164.3 million of time deposits assumed in the Hillcrest Bank, Bank of Choice, and Community Banks of Colorado acquisitions that have not yet accepted new terms, represent a potential use of funds, as these depositors have the option to move the funds without penalty. As of December 31, 2012, $1.2 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits.

In July 2011, we joined the FHLB of Des Moines and since have purchased $8.0 million of FHLB stock as is required by the membership agreement. Through this relationship, we can obtain additional liquidity by pledging unencumbered qualifying loans to obtain FHLB advances.

As the Company matures, we expect that our liquidity at the holding company will subsequently decrease as we continue to deploy available capital and until such time that our subsidiary bank is permitted to pay, and does pay dividends up to the holding company.

NBH Bank is prohibited from paying dividends to the holding company until at least the fourth quarter of 2013. As a result, the holding company’s current sources of funds are limited to cash and cash equivalents on hand, which totaled $100.6 million at December 31, 2012. The holding company may seek to borrow funds and raise capital in the future, the success and terms of which will be subject to market conditions and other factors.

To date, stockholders’ equity has been most significantly impacted by the repurchase of 6,382,024 shares in 2010 in connection with achieving compliance following the January 6, 2010 and April 23, 2010 interpretive guidance issued on the FDIC Policy Statement. Our stockholders’ equity is also significantly impacted by the retention of earnings (losses), changes in unrealized gains on securities, net of tax and the payment of dividends. As was discussed under “—Regulatory Capital,” we have agreed to maintain capital levels of at least 10% tier 1 leverage ratio, 11% tier 1 risk-based capital ratio and 12% total risk-based capital ratio at NBH Bank until at least the fourth quarter of 2013, and at December 31, 2012 and 2011, NBH Bank exceeded all capital requirements to which it was subject.

On October 31, 2012, our board of directors approved a $25 million share repurchase and through December 31, 2012, we repurchased 240 shares. Subsequent to December 31, 2012 and through February 28, 2013, we repurchased an additional 12,763 shares through this repurchase authorization. On October 31, 2012, we declared our first quarterly dividend of $0.05 per share, which was paid on December 14, 2012, to holders of record on November 30, 2012. Additionally, on February 19, 2013, our board of directors declared a quarterly dividend of

$0.05 per share, payable on March 15, 2013 to shareholders of record on February 28, 2013. See “Risk Factors—Risks Relating to Our Class A Common Stock—Our ability to pay dividends is subject to regulatory limitations and our bank subsidiary’s ability to pay dividends to us, which is also subject to regulatory limitations.”

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at December 31, 2012. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at December 31, 2012:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	12.84%
100	7.43%
-50	-2.88%

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

As part of the asset/liability management strategy, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest-bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have been steadily increasing and totaled 58.3% of total deposits at December 31, 2012 compared to 45.0% at December 31, 2011. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low interest-bearing non-maturing deposit accounts and accordingly, we have no current plans to use brokered deposits in the near future.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature. These financing commitments are detailed in the following table (in thousands):

	December 31, 2012			December 31, 2011
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
Commitments to fund loans
Residential	$—	$73,251	$73,251	$1,517	$30,194	$31,711
Commercial and commercial real estate	528	49,394	49,922	2,437	38,937	41,374
Construction and land development	426	6,256	6,682	3,565	776	4,341
Consumer	—	1,688	1,688	—	39,690	39,690
Credit card lines of credit	—	16,591	16,591	—	20,738	20,738
Unfunded commitments under lines of credit	23,890	133,859	157,749	68,223	135,001	203,224
Commercial and standby letters of credit	3,595	7,096	10,691	3,051	16,986	20,037

Total	$28,439	$288,135	$316,574	$78,793	$282,322	$361,115

Contractual Obligations

In addition to the financing commitments detailed above under “—Off-Balance Sheet Activities,” in the normal course of business, we enter into contractual obligations that require future cash settlement. The following table summarizes the contractual cash obligations as of December 31, 2012 and the expected timing of those payments (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	3,227	6,084	4,692	21,362	35,365
Purchase obligations	6,316	9,510	3,036	—	18,862
Time deposits	1,198,752	484,882	63,245	5,839	1,752,718
Clawback liability	—	—	—	31,271	31,271

Total	$1,208,295	$500,476	$70,973	$58,472	$1,838,216

Impact of Inflation and Changing Prices

The primary impact of inflation on our operations is reflected in increasing operating costs and is reflected in non-interest expense. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do changes in the general rate of inflation and changes in prices. Interest rate changes do not necessarily move in the same direction, or have the same magnitude, as changes in the prices of goods and services. Although not as critical to the banking industry as many other industries, inflationary factors may have some impact on our ability to grow, total assets, earnings, and capital levels. We do not expect inflation to be a significant factor in the near future.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth on pages 105 through 106 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

National Bank Holdings Corporation:

We have audited the accompanying consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bank Holdings Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

Kansas City, Missouri

March 18, 2013

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2012 and 2011

(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Cash and due from banks	$90,505	$93,862
Due from Federal Reserve Bank of Kansas City	579,267	1,421,734
Federal funds sold and interest bearing bank deposits	99,408	112,541

Cash and cash equivalents	769,180	1,628,137
Investment securities available-for-sale (at fair value)	1,718,028	1,862,699
Investment securities held-to-maturity (fair value of $584,551 and $6,829 at December 31, 2012 and 2011, respectively)	577,486	6,801
Non-marketable securities	32,996	29,117

Loans receivable, net—covered	608,222	952,715
Loans receivable, net—non-covered	1,229,848	1,321,336

Total loans	1,838,070	2,274,051
Allowance for loan losses	(15,380)	(11,527)

Loans, net	1,822,690	2,262,524

Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, net	86,923	223,402
Other real estate owned	94,808	120,636
Premises and equipment, net	121,436	87,315
Goodwill	59,630	59,630
Intangible assets, net	27,575	32,923
Other assets	100,023	38,842

Total assets	$5,410,775	$6,352,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$677,985	$678,735
Interest bearing demand deposits	529,996	537,160
Savings and money market	1,240,020	1,062,562
Time deposits	1,752,718	2,784,596

Total deposits	4,200,719	5,063,053

Securities sold under agreements to repurchase	53,685	47,597
Due to FDIC	31,271	67,972
Other liabilities	34,541	84,675

Total liabilities	4,320,216	5,263,297

Stockholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 million shares authorized and 53,279,579 and 52,157,697 shares issued and 52,327,672 and 52,157,697 shares outstanding at December 31, 2012 and 2011, respectively	523	522
Additional paid in capital	1,006,194	994,705
Retained earnings	43,273	46,480
Treasury stock of 240 and 0 shares at December 31, 2012 and 2011, respectively, at cost	(4)	—
Accumulated other comprehensive income, net of tax	40,573	47,022

Total stockholders’ equity	1,090,559	1,088,729

Total liabilities and stockholders’ equity	$5,410,775	$6,352,026

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share data)

	2012	2011	2010
Interest and dividend income:
Interest and fees on loans	$169,656	$134,069	$17,153
Interest and dividends on investment securities	60,342	59,323	1,501
Dividends on non-marketable securities	1,535	1,132	88
Interest on interest-bearing bank deposits	1,952	2,635	2,680

Total interest and dividend income	233,485	197,159	21,422

Interest expense:
Interest on deposits	29,125	41,574	5,483
Interest on borrowings	109	122	29

Total interest expense	29,234	41,696	5,512
Net interest income before provision for loan losses	204,251	155,463	15,910
Provision for loan losses	27,995	20,002	88

Net interest income after provision for loan losses	176,256	135,461	15,822

Non-interest income:
FDIC indemnification asset accretion	(13,820)	(6,132)	1,689
FDIC loss sharing income	12,069	1,410	547
Service charges	17,392	16,810	1,094
Bank card fees	9,699	7,611	517
Bargain purchase gain	—	60,520	37,778
Gain on sales of mortgages, net	1,214	1,103	268
Gain (loss) on sale of securities, net	674	(645)	11
Gain on recoveries of previously charged-off acquired loans	4,298	5,902	—
Other non-interest income	5,853	2,907	259

Total non-interest income	37,379	89,486	42,163

Non-interest expense:
Salaries and employee benefits	94,111	67,480	25,876
Occupancy and equipment	20,558	15,070	1,392
Professional fees	11,156	13,650	1,338
Telecommunications and data processing	14,857	12,905	849
Marketing and business development	5,540	6,034	65
Supplies and printing	2,967	1,387	352
Other real estate owned expenses	20,313	9,969	673
Problem loan expenses	8,532	4,389	615
Intangible asset amortization	5,344	4,359	—
FDIC deposit insurance	4,731	4,550	712
ATM/debit card expenses	4,269	2,892	206
Initial public offering related expenses	7,974	600	—
Acquisition related costs	870	4,935	14,076
Other non-interest expense	8,376	7,318	2,827

Total non-interest expense	209,598	155,538	48,981

Income before income taxes	4,037	69,409	9,004
Income tax expense	4,580	27,446	2,953

Net income (loss)	$(543)	$41,963	$6,051

Income (loss) per share—basic	$(0.01)	$0.81	$0.11
Income (loss) per share—diluted	$(0.01)	$0.81	$0.11
Weighted average number of common shares outstanding:
Basic	52,214,175	51,978,744	53,000,454
Diluted	52,214,175	52,104,021	53,000,454
See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Net income (loss)	$(543)	$41,963	$6,051
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains arising during the period, net of tax of $75, $26,263 and $3,138 for the years ended 2012, 2011 and 2010, respectively	83	40,537	6,092
Reclassification adjustment for net securities (gains) losses included in net income, net of tax (benefit) expense of $263, ($245) and $4 for the years ended 2012, 2011 and 2010, respectively	(411)	400	(7)
Reclassification adjustment for net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity, net of tax of $15,159, $0 and $0 for the years ended 2012, 2011 and 2010, respectively	(23,711)	—	—

	$(24,039)	$40,937	$6,085
Net unrealized holding gains on securities transferred between available-for-sale to held-to-maturity:
Net unrealized holding gains on securities transferred, net of tax of $15,159, $0 and $0 for the years ended 2012, 2011 and 2010, respectively	23,711	—	—
Less: amortization of net unrealized holding gains to income, net of tax of $3,751, $0, and $0 for the years ended 2012, 2011 and 2010, respectively	(6,121)	—	—

	17,590	—	—
Other comprehensive income (loss)	(6,449)	40,937	6,085

Comprehensive income (loss)	$(6,992)	$82,900	$12,136

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended 2012, 2011 and 2010

(In thousands, except share and per share data)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income, net	Total
Balance, December 31, 2009	$584	$1,098,446	$(1,534)	$—	$—	$1,097,496
Shares repurchased (6,382,024 shares)	(64)	(127,577)	—	—	—	(127,641)
Issuance of warrants (593,250 warrants)	—	(4,845)	—	—	—	(4,845)
Stock-based compensation	—	16,613	—	—	—	16,613
Net income	—	—	6,051	—	—	6,051
Other comprehensive income	—	—	—	—	6,085	6,085

Balance, December 31, 2010	520	982,637	4,517	—	6,085	993,759
Stock-based compensation	—	12,564	—	—	—	12,564
Restricted stock vesting	2	—	—	—	—	2
Redemption of restricted stock	—	(496)	—	—	—	(496)
Net income	—	—	41,963	—	—	41,963
Other comprehensive income	—	—	—	—	40,937	40,937

Balance, December 31, 2011	522	994,705	46,480	—	47,022	1,088,729
Stock-based compensation	—	13,078	—	—	—	13,078
Restricted stock vesting	1	—	—	—	—	1
Redemption of restricted stock	—	(1,589)	—	—	—	(1,589)
Purchase of treasury shares (240 shares)	—	—	—	(4)	—	(4)
Dividends paid ($0.05 per share)	—	—	(2,664)	—	—	(2,664)
Net loss	—	—	(543)	—	—	(543)
Other comprehensive loss	—	—	—	—	(6,449)	(6,449)

Balance, December 31, 2012	$523	$1,006,194	$43,273	$(4)	$40,573	$1,090,559

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(543)	$41,963	$6,051
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	27,995	20,002	88
Depreciation and amortization	12,300	7,028	228
(Gain) loss on sale of securities, net	(674)	645	(11)
Deferred income tax (benefit) expense	(23,233)	(10,754)	2,561
Discount accretion, net of premium amortization	17,459	5,504	743
Loan accretion	(120,034)	(75,760)	(12,586)
Net gain on sale of mortgage loans	(1,214)	(1,103)	(268)
Proceeds from sales of loans held for sale	49,312	26,801	16,611
Amortization of indemnification asset	13,820	6,132	(1,689)
Bargain purchase gain	—	(60,520)	(37,778)
Gain (loss) on the sale of other real estate owned, net	(9,563)	(3,063)	432
Impairment on other real estate owned	20,215	1,138	—
Stock-based compensation	13,078	12,564	16,613
(Decrease) increase in due to FDIC, net	(36,701)	5,844	13,564
Decrease (increase) in other assets	2,143	5,094	(10,038)
(Decrease) increase in other liabilities	(42,232)	23,108	(13,589)

Net cash (used in) provided by operating activities	(77,872)	4,623	(19,068)

Cash flows from investing activities:
(Purchase) sale of FHLB of Des Moines stock	(4,018)	(3,467)	3,024
Sale of FHLB stock	139	12,252	—
Purchase of FRB stock	—	(13,320)	(16,800)
Sale of FRB Stock	—	5,811	—
Sales of investment securities available-for-sale	20,794	228,374	69,118
Maturities of investment securities available-for-sale	493,224	269,854	—
Maturities of investment securities held-to-maturity	176,650	5	—
Purchase and settlement of investment securities available-for-sale	(1,131,749)	(1,467,361)	(460,169)
Purchase and settlement of investment securities held-to-maturity	(2,234)	—	—
Net decrease in loans	401,331	399,839	79,626
Purchase of premises and equipment	(41,077)	(21,823)	(950)
Proceeds from sales of other real estate owned	102,941	51,745	8,029
Decrease in FDIC indemnification asset	63,368	82,848	—
Net cash provided from acquisitions	—	636,918	1,492,167

Net cash provided by investing activities	79,369	181,675	1,174,045

Cash flows from financing activities:
Net decrease in deposits	(862,334)	(365,500)	(146,571)
Increase in repurchase agreements	6,088	18,832	—
Repayment of FHLB advances	—	(133,529)	(83,894)
FDIC Clawback liability	—	14,800	11,571
Payment of dividends	(2,616)	—	—
Restricted stock redemptions	(1,588)	(496)	—

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
(Repurchase) issuance of common stock	(4)	2	(127,641)

Net cash used in financing activities	(860,454)	(465,891)	(346,535)

Increase (decrease) in cash and cash equivalents	(858,957)	(279,593)	808,442
Cash and cash equivalents at beginning of the year	1,628,137	1,907,730	1,099,288

Cash and cash equivalents at end of year	$769,180	$1,628,137	$1,907,730

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$36,012	$46,063	$8,503
Cash paid during the year for taxes	$45,652	$16,772	$685
Issuance of warrants	$—	$—	$4,845
Issuance of value appreciation rights	$—	$1,147	$750
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$82,444	$52,294	$11,604
FDIC indemnification asset claims transferred to other assets	$135,213	$84,100	$—
Available-for-sale investment securities transferred to investment securities held-to-maturity	$754,063	$—	$—
Investment trades transacted but not settled	$—	$—	$564,094

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Note 1 Basis of Presentation

National Bank Holdings Corporation, formerly known as NBH Holdings Corp., (the “Company”) is a bank holding company that was incorporated in the State of Delaware in June 2009 with the intent to acquire and operate community banking franchises and other complementary businesses in targeted markets. The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, NBH Bank, N.A. NBH Bank, N.A. is the resulting entity from the Company’s acquisitions to date and it offers consumer and commercial banking through 101 full-service banking centers that are predominately located in the greater Kansas City area and Colorado. The results of operations of each acquisition is included from the respective dates of the acquisition (October 22, 2010 for Hillcrest Bank, N.A., December 10, 2010 for Bank Midwest, N.A., July 22, 2011 for Bank of Choice, and October 21, 2011 for Community Banks of Colorado), and as such, the operating results for the years ended 2011 and 2010 have limited comparability to that of 2012.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years’ amounts are made whenever necessary to conform to current period presentation.

The Company’s significant accounting policies followed in the preparation of the consolidated financial statements are disclosed in Note 2. GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of the FDIC indemnification asset and clawback liability, the valuation of other real estate owned, the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the deferred tax assets, the evaluation of investment securities for other-than-temporary impairment (“OTTI”), the fair values of financial instruments, the allowance for loan losses (“ALL”), and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

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

The Company is still evaluating the JOBS Act and may take advantage of some or all of the reduced regulatory and reporting requirements that will be available so long as the Company qualifies as an emerging growth company, including, but not limited to, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Note 2 Summary of Significant Accounting Policies

a) Acquisition activities—The Company accounts for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including identifiable intangible assets. If the fair value of net assets acquired exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. Fair values are subject to refinement for up to a maximum of one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

The determination of the fair value of loans acquired takes into account credit quality deterioration and probability of loss therefore, the related ALL is not carried forward at the time of acquisition. The Company has segregated total loans into two separate categories: (a) loans receivable—covered and (b) loans receivable—non-covered, both of which are more fully described below.

Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). Deposit liabilities and the related depositor relationship intangible assets, known as the core deposit intangible assets, may be exchanged in observable exchange transactions. As a result, the core deposit intangible asset is considered identifiable, because the separability criterion has been met.

An FDIC indemnification asset is recognized when the FDIC contractually indemnifies, in whole or in part, the Company for a particular uncertainty. The recognition and measurement of an indemnification asset is based on the related indemnified items. The Company recognizes an indemnification asset at the same time that the indemnified item is recognized and measures it on the same basis as the indemnified items, subject to collectibility or contractual limitations on the indemnified amounts.

Under FDIC loss sharing agreements, the Company may be required to return a portion of cash received from the FDIC in the event that losses do not reach a specified threshold, based on the initial discount less cumulative servicing costs for the covered assets acquired. Such liabilities are referred to as clawback liabilities and are considered to be contingent consideration as they require the return of a portion of the initial consideration in the event that certain contingencies are met. The Company recognizes clawback liabilities that represent contingent consideration at fair value at the date of acquisition. The clawback liabilities are included in due to FDIC in the accompanying consolidated statements of financial condition, and are periodically re-measured and any changes in value are reflected in both the carrying amount of the clawback liability and the related accretion that is recognized through other FDIC loss sharing income in the consolidated statements of operations until the contingency is resolved.

b) Cash and cash equivalents—Cash and cash equivalents include cash, cash items, amounts due from other banks, amounts due from the Federal Reserve Bank of Kansas City, federal funds sold, and interest-bearing bank deposits.

c) Investment securities—Investment securities may be classified in three categories: trading, available-for-sale and held-to-maturity. Management determines the appropriate classification at the time of purchase and reevaluates the classification at each reporting period. The Company has classified the majority of its investment portfolio as available-for-sale. Any sales of available-for-sale securities are for the purpose of executing the Company’s asset/liability management strategy, reducing borrowings, funding loan growth, providing liquidity,

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

or eliminating a perceived credit risk in a specific security. Held-to maturity securities are carried at amortized cost and the available-for-sale securities are carried at estimated fair value. Unrealized gains or losses on securities available-for-sale are reported as accumulated other comprehensive income (“AOCI”), a component of stockholders’ equity, net of income tax. Gains and losses realized upon sales of securities are calculated using the specific identification method and are included in gains or losses on sale of securities, net in the consolidated statements of operations. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience is periodically evaluated and a determination made regarding the appropriate estimate of the future rates of prepayment. When a change in a bond’s estimated remaining life is necessary, a corresponding adjustment is made in the related premium amortization or discount accretion. Purchases and sales of securities, including any corresponding gains or losses, are recognized on a trade-date basis and a receivable or payable is recognized for pending transaction settlements.

Management evaluates all investments for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Impairment is considered to be other-than-temporary if it is likely that all amounts contractually due will not be received for debt securities and when there is no positive evidence indicating that an investment’s carrying amount is recoverable in the near term for equity securities. When impairment is considered other than temporary, the cost basis of the security is written down to fair value, with the impairment charge related to credit included in earnings, while the impairment charge related to all other factors is recognized in other comprehensive income. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the entire amount of the OTTI is recorded in earnings. In evaluating whether the impairment is temporary or other than temporary, the Company considers, among other things, the severity and duration of the unrealized loss position; adverse conditions specifically related to the security; changes in expected future cash flows; downgrades in the rating of the security by a rating agency; the failure of the issuer to make scheduled interest or principal payments; whether the Company has the intent to sell the security; and whether it is more likely than not that the Company will be required to sell the security.

d) Non-marketable securities—Non-marketable securities include Federal Reserve Bank stock and Federal Home Loan Bank stock. These securities have been acquired for debt or regulatory purposes, are carried at cost, and are classified as available-for-sale.

e) Loans receivable—covered—Loans acquired in FDIC assisted transactions that are covered under loss sharing agreements are referred to as covered loans. Pursuant to the terms of the loss sharing agreements, the FDIC will reimburse the Company for a percentage of losses on covered assets up to stated loss thresholds. The Company must reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Company a reimbursement under loss sharing agreements.

Covered loans are recorded at their estimated fair value at the time of acquisition. Estimated fair values of covered loans were based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, the expected timing of cash flows, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Covered loans were grouped together according to similar characteristics such as type of loan, loan purpose, geography, risk rating and underlying collateral and were treated as distinct pools when applying various valuation techniques and, in certain circumstances, for the ongoing monitoring of the credit quality and performance of the pools. Each pool is accounted for as a single loan for which the integrity is maintained throughout the life of the asset.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

The Company accounts for and evaluates acquired loans in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. When loans exhibit evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in future cash flows, as compared to the contractual amount due, is recognized as a non-accretable difference. Any excess of expected cash flows over the acquisition date fair value is known as the accretable yield, and is recognized as accretion income over the life of each pool. Loans that are accounted for under ASC Topic 310-30 that meet the criteria for non-accrual of interest at the time of acquisition or subsequent to acquisition, may be considered performing, regardless of whether the customer is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected.

The expected cash flows of loans accounted for under ASC Topic 310-30 are periodically reestimated utilizing the same cash flow methodology used at the time of acquisition and subsequent decreases to the expected cash flows will generally result in a provision for loan losses charge to the Company’s consolidated statements of operations. Any increases to the cash flow projections are recognized on a prospective basis through an increase to the pool’s accretion income over its remaining life once any previously recorded provision expense has been reversed. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

Covered loans outside the scope of ASC Topic 310-30 are accounted for under ASC Topic 310, Receivables. Discounts created when the loans are recorded at their estimated fair values at acquisition are accreted over the remaining term of the loan as an adjustment to the related loan’s yield. Similar to non-covered and originated loans described below, the accrual of interest income on covered loans that are not accounted for under ASC Topic 310-30 is discontinued when the collection of principal or interest, in whole or in part, is doubtful. Interest is generally not accrued on loans 90 days or more past due unless they are well secured and in the process of collection.

In the event of borrower default of covered loans or non-covered loans, as described below, the Company may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying or restructuring a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such restructured loans are considered “troubled debt restructurings” and are identified in accordance with ASC Topic 310-40 Troubled Debt Restructurings by Creditors. Under this guidance, modifications to loans that fall within the scope of ASC Topic 310-30 are not considered troubled debt restructurings, regardless of otherwise meeting the definition of a troubled debt restructuring.

f) Loans receivable—non-covered—Loans receivable that are not covered by loss sharing agreements include loans that are acquired through acquisitions and loans originated by the Company. Much like covered loans, acquired non-covered loans are initially recorded at fair value and are accounted for under either ASC Topic 310-30 or ASC Topic 310, as described above. Loans originated by the Company are carried at the principal amount outstanding, net of premiums, discounts, unearned income, and deferred loan fees and costs. Non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, and fair value adjustments for acquired loans, are deferred and recognized as an adjustment to the loans’ effective yield over the estimated remaining lives of the related loans.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Interest income on acquired loans that are accounted for under ASC Topic 310 and interest income on loans originated by the Company is accrued and credited to income as it is earned using the interest method based on daily balances of the principal amount outstanding. However, interest is generally not accrued on loans 90 days or more past due, unless they are well secured and in the process of collection. Additionally, in certain situations, loans that are not contractually past due may be placed on non-accrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as insufficient collateral value or deficient primary and secondary sources of repayment. Accrued interest receivable is reversed when a loan is placed on non-accrual status and payments received generally reduce the carrying value of the loan. Interest is not accrued while a loan is on non-accrual status and interest income is generally recognized on a cash basis only after payment in full of the past due principal and collection of principal outstanding is reasonably assured. A loan may be placed back on accrual status if all contractual payments have been received, or sooner under certain conditions and collection of future principal and interest payments is no longer doubtful.

g) Loans held for sale—Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance that is recorded as a charge to income. Deferred fees and costs related to these loans are not amortized, but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses are recognized upon sale and are included in gain on sale of mortgages, net. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within 45 days. These loans are generally sold with the mortgage servicing rights released. Under limited circumstances, buyers may have recourse to return a purchased loan to the Company. Recourse conditions may include early payment default, breach of representations or warranties, or documentation deficiencies.

h) Allowance for loan losses—The allowance for loan losses (“ALL”) represents management’s estimate of probable credit losses inherent in loans, including acquired and covered loans to the extent necessary, as of the balance sheet date. The determination of the ALL takes into consideration, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan losses, any declines in cash flow assumptions from acquisition, and other factors that warrant recognition. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the ALL. Such agencies may require the Company to recognize additions to the ALL or increases to adversely graded classified loans based on their judgments about information available to them at the time of their examinations.

The Company uses an internal risk rating system to indicate credit quality in the loan portfolio. The risk rating system is applied to covered and non-covered loans and uses a series of grades, which reflect management’s assessment of the risk attributable to loans based on an analysis of the borrower’s financial condition and ability to meet contractual debt service requirements. Loans that management perceives to have acceptable risk are categorized as “Pass” loans. The “Special Mention” loans represent loans that have potential credit weaknesses that deserve management’s close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower’s ability to meet debt requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “Substandard” are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes the collection of payments in accordance with the terms of the loan agreement is highly questionable and improbable. Loans accounted for under ASC Topic 310-30, despite being 90 days or more past due or internally adversely classified, may be classified as performing upon and subsequent to

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

acquisition, regardless of whether the customer is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the carrying value of such loans is expected. Interest accrual is discontinued on doubtful loans and certain substandard loans that are excluded from ASC Topic 310-30, as is more fully discussed in note 7.

The Company routinely evaluates risk-rated credits for impairment. Impairment, if any, is typically measured for each loan based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated fair value, or the estimated fair value of the underlying collateral less costs of disposition for collateral dependent loans. General allowances are established for loans with similar characteristics. In this process, general allowance factors are based on an analysis of historical loss and recovery experience, if any, related to the acquired loans, as well as certain industry experience, with adjustments made for qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical experience. To the extent that the data supporting such factors has limitations, management’s judgment and experience play a key role in determining the allowance estimates.

Additions to the ALL are made by provisions for loan losses that are charged to operations. The allowance is decreased by charge-offs due to losses and is increased by provisions for loan losses and recoveries. When it is determined that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the ALL. If repayment of the loan is collateral dependent, the fair value of the collateral, less cost to sell, is used to determine charge-off amounts.

The Company maintains an ALL for loans accounted for under ASC Topic 310-30 as a result of impairment to loan pools arising from the periodic re-valuation of these loans. Any impairment in the individual pool is generally recognized in the current period as provision for loan losses. Any improvement in the estimated cash flows, is generally not recognized immediately, but is instead reflected as an adjustment to the related loan pools yield on a prospective basis once any previously recorded impairment has been recaptured.

i) FDIC indemnification asset—An FDIC indemnification asset results from loss sharing agreements in FDIC-assisted transactions and is measured separately from the related covered assets as they are not contractually embedded in those assets and are not transferable should the Company choose to dispose of the covered assets. The FDIC indemnification asset represents the estimated fair value of expected reimbursements from the FDIC for losses on covered loans and covered OREO. Pursuant to the terms of the loss sharing agreements, covered loans and OREO are subject to stated loss thresholds whereby the FDIC will reimburse the Company for a percentage of losses and expenses up to the stated loss thresholds. The FDIC indemnification asset is initially recorded at its estimated fair value. Fair value is estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows are discounted to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC and the discount is accreted to income in connection with the expected speed of reimbursements. This accretion is included in FDIC indemnification asset accretion in the consolidated statements of operations.

The accounting for the FDIC indemnification asset is closely related to the accounting for the underlying, indemnified loans or OREO. The Company reestimates the expected indemnification asset cash flows in conjunction with the periodic reestimation of cash flows on covered assets. Improvements in cash flow expectations on covered assets generally result in a related decline in the expected indemnification cash flows and are reflected prospectively as a negative yield adjustment on the indemnification asset. Declines in cash flow expectations on covered assets generally result in an increase in expected indemnification cash flows and are reflected as an increase to the indemnification asset. As indemnified assets are resolved and the Company is

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

reimbursed by the FDIC for the value of the resolved portion of the FDIC indemnification asset, the Company reduces the carrying value of the FDIC indemnification asset.

j) Clawback liability—A clawback liability is recorded to reflect the contingent liability assumed in an FDIC-assisted transaction whereby the Company is obligated to refund a portion of cash received from the FDIC at acquisition in the event that losses do not reach a specified threshold, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. Such a liability is considered to be contingent consideration as it requires a payment by the Company to the FDIC in the event that certain contingencies are met. The clawback liability is recorded at its acquisition date fair value and is included in due to FDIC in the accompanying statements of financial condition. The clawback liability is remeasured at each reporting period and any changes are reflected in both the carrying amount of the clawback liability and the related accretion that is recognized through other FDIC loss sharing income in the consolidated statements of operations until the contingency is resolved.

k) Value appreciation rights—Value appreciation rights (“VAR”) may be issued in business combinations as part of the consideration transferred and a finite term is set forth in each VAR agreement. The VAR is tied to the Company’s stock price and is remeasured at each reporting period based on the spread between the strike price of the VAR and the average multiple of price to tangible book value indicated by national and regional bank indices, multiplied by the maximum number of applicable units.

l) Premises and equipment—With the exception of premises and equipment acquired through business combinations, which are initially measured and recorded at fair value, purchased land is stated at cost, and buildings and equipment are carried at cost, including capitalized interest when appropriate, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. The Company generally assigns depreciable lives of 39 years for buildings, 7 to 15 years for building improvements, and 3 to 7 years for equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease terms. Maintenance and repairs are charged to non-interest expense as incurred. The Company reviews premises and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.

m) Goodwill and intangible assets—Goodwill is established and recorded if the consideration given during an acquisition transaction exceeds the fair value of the net assets received. Goodwill has an indefinite useful life and is not amortized, but is evaluated annually for potential impairment, or when events or circumstances indicate a potential impairment. The Company first evaluates potential impairment of goodwill by comparing the fair value of the reporting unit to its carrying amount. Any excess of carrying value over fair value would indicate a potential impairment and the Company would proceed to perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. Intangible assets that have finite useful lives, such as core deposit intangibles, are amortized over their estimated useful lives. The Company’s core deposit intangible assets represent the value of the anticipated future cost savings that will result from the acquired core deposit relationships versus an alternative source of funding.

Judgment may be used in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of the reporting unit considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. The valuations use a combination of present value techniques to measure fair value and

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

consider market factors. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Adverse changes in the economic environment, operations of the reporting unit, or changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting unit and could result in an impairment of goodwill and/or intangible assets.

n) Other real estate owned—OREO consists of property that has been foreclosed on or repossessed by deed in lieu of foreclosure. The assets are initially recorded at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL. Subsequent valuation adjustments, if any, in addition to gains and losses realized on sales and net operating expenses, are recorded in other non-interest expense. Costs associated with maintaining property, such as utilities and maintenance, are charged to expense in the period in which they occur, while costs relating to the development and improvement of property are capitalized to the extent the balance does not exceed fair value. All OREO acquired through acquisition is recorded at fair value, less cost to sell, at the date of acquisition. The Company’s loss sharing agreements with the FDIC cover losses and expenses incurred on OREO resulting from the covered assets in the Hillcrest Bank and Community Banks of Colorado transactions in the same manner, and are included in the same loss thresholds, as the covered loans.

o) Securities sold under agreements to repurchase—The Company enters into sales of securities under agreements to repurchase as of a specified future date. These repurchase agreements are considered financing agreements and the obligation to repurchase assets sold is reflected as a liability in the consolidated statements of financial condition of the Company. The repurchase agreements are collateralized by debt securities that are under the control of the Company.

p) Stock-based compensation—The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. The Company grants stock-based awards including stock options and restricted stock. Stock option grants are for a fixed number of common shares and are issued to employees and directors at exercise prices which are not less than the fair value of a share of stock at the date of grant. The options vest over a time period stated in each option agreement and may be subject to other performance vesting conditions, which require the related compensation expense to be recorded ratably over the requisite service period starting when such conditions become probable. Certain stock options contain vesting conditions that were tied to the Company’s shares becoming publicly listed on a national exchange. Restricted stock is granted for a fixed number of shares, the transferability of which is restricted until such shares become vested according to the terms in the award agreement. Restricted shares typically have multiple vesting qualifications which may include time vesting of a set portion of the restricted shares following a qualified investment transaction (a performance criterion), market criteria that are tied to specified market conditions of the Company’s common stock price and/or vesting tied to the Company’s shares becoming publicly listed on a national exchange.

The fair value of awards is measured using either a Black-Scholes model or a Monte Carlo simulation model, depending on the vesting requirement of each grant. Expense is typically recognized over the expected vesting period, by vesting tranche, based on the fair value of the awards on the grant date. In accordance with ASC Topic 718, the Company recognized compensation expense on the grants that have vesting requirements tied to the Company’s shares becoming listed on a national exchange subsequent to that vesting requirement being met. The amortization of stock-based compensation reflects any estimated forfeitures and the expense realized in subsequent periods may be adjusted to reflect the actual forfeitures realized. The outstanding stock options and restricted shares carry a maximum contractual term of 10 years. To the extent that any award is forfeited, surrendered, terminated, expires, or lapses without being exercised, the shares of stock subject to such award not delivered as a result thereof are again made available for awards under the Plan.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

q) Warrants—The Company issued warrants to certain lead stockholders. The warrants are for a fixed number of shares and expire ten years from the date of issuance. If exercised, the Company must settle the warrants in its own stock. The exercise price and the number of warrants is subject to a down-round provision whereby subsequent equity issuances at a price below the existing exercise price will result in a downward adjustment to the exercise price and an increase to the number of warrants, and as a result, the warrants are classified as a liability in the Company’s consolidated statements of financial condition. The Company is required to revalue the warrants at the end of each reporting period and any change in fair value is reported in the statements of operations as other non-interest expense in the period in which the change occurred. The fair value of the warrants is calculated using a Black-Scholes model.

r) Income taxes—The Company and its subsidiaries file U.S. federal and certain state income tax returns on a consolidated basis. Additionally, the Company and its subsidiaries file separate state income tax returns with various state jurisdictions. The provision for income taxes includes the income tax balances of the Company and all of its subsidiaries.

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax rates in the period of change. The Company establishes a valuation allowance when management believes, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

The Company recognizes and measures income tax benefits based upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized; and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized for a position in this model and the tax benefit claimed on a tax return is treated as an unrecognized tax benefit. The Company recognizes income tax related interest and penalties in other non-interest expense.

s) Earnings (loss) per share (EPS)—Basic earnings (loss) per share are computed by dividing income allocated to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share are computed by dividing income allocated to common stockholders by the weighted average common shares outstanding during the period, plus amounts representing the dilutive effect of stock options outstanding, unvested restricted shares, warrants to issue common stock, or other contracts to issue common shares (“common stock equivalents”). Common stock equivalents are excluded from the computation of diluted earnings (loss) per common share in periods in which they have an anti-dilutive effect.

Note 3 Recent Accounting Pronouncements

Accounting for Indemnification Assets—In October 2012, the Financial Accounting Standards Board (“FASB”) released ASU 2012-06 Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This guidance clarified that any amortization of changes in the value of an indemnification asset should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This guidance resulted in no changes to the accounting for the Company’s indemnification asset.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Presentation of Comprehensive Income—In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This guidance provides entities with an option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company was required to adopt this update retrospectively for the quarter ended March 31, 2012. Adoption of this update affects the presentation of the components of comprehensive income in the Company’s financial statements, but did not have an impact on the Company’s consolidated statements of financial condition, results of operations or liquidity. ASU 2011-12 delayed the effective date of certain requirements of ASU 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income.

Goodwill Impairment Testing—In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment, which amends ASC Topic 350 to allow companies the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step one of the goodwill impairment test). If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the two-step impairment test would not be required. The amendments were effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption was permitted. The Company adopted the amended standard for the year ending December 31, 2012, as required. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

Fair Value Measurements—In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement to facilitate convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) to achieve common fair value measurement and disclosure requirements. The amendments in the ASU provide common requirements for measuring fair value and for disclosing information about fair value measurements. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments provided in the ASU were effective for the Company for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

Reconsideration of Effective Control for Repurchase Agreements—In April, 2011, the FASB issued ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. This guidance also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all of the cost of purchasing replacement financial assets. The guidance in this ASU was effective for the first interim or annual period beginning on or after December 15, 2011. The guidance is applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date and early adoption was not permitted. The Company adopted the methodologies prescribed by this ASU in 2012, which did not have a material effect on its financial statements, results of operations or liquidity.

Disclosures About Offsetting Assets and Liabilities—In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. Under the ASU, an entity will be required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. In January 2013, the FASB released ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

amended ASU 2011-11 to specifically include only derivatives accounted for under Topic 815, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The adoption of these accounting pronouncements is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4 Acquisition Activities

The Company completed two acquisitions in 2011 and two acquisitions in 2010. The Company has determined that each of the acquisitions, as more fully described below, constitutes a business combination as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisitions, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturity and risk instruments. The estimation of expected future cash flows requires significant assumptions about appropriate discount rates, expected future cash flows, market conditions and other future events and actual results could differ materially. The determination of the initial fair values of loans, OREO and the FDIC indemnification asset and clawback liability involve a high degree of judgment and complexity. The Company has made the determinations of fair value using the best information available at the time; however, the assumptions used are subject to change and, if changed, could have a material effect on the Company’s financial position and results of operations.

Community Banks of Colorado—On October 21, 2011, the Company entered into a purchase and assumption agreement with the FDIC, as receiver, to acquire certain assets and assume substantially all of the liabilities of the former Community Banks of Colorado of Greenwood Village, Colorado. Upon closing the acquisition, the Company reopened the 36 full-service banking centers in Colorado and the 4 full-service banking centers in California previously owned by Community Banks of Colorado, as branches of NBH Bank, N.A., branded as Community Banks of Colorado.

Excluding the effects of acquisition accounting adjustments, the Company acquired assets of $1.3 billion and assumed deposits and other liabilities of $1.2 billion in connection with the acquisition of Community Banks of Colorado. The net assets were acquired at a discount of $98.0 million, which is reflected as a portion of the cash acquired, and the settlement amount received from the FDIC at close was $61.4 million. In conjunction with the Community Banks of Colorado purchase and assumption agreement, the Company also provided the FDIC with Value Appreciation Rights (“VAR”) whereby the FDIC was entitled to a payment equal to the excess of the Company’s common stock price and a strike price of $18.93 per unit at a future time, not to exceed two years. The VAR was applicable to a maximum of 100,000 units and the Company estimated the fair value of the VAR at the date of acquisition of Community Banks of Colorado to be approximately $0.5 million, and is included in due to FDIC in the 2011 and 2010 accompanying consolidated statements of financial condition. The VAR was settled in cash in 2012 for $0.1 million.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

The Company has determined that the Community Banks of Colorado acquisition constitutes a business combination as defined under ASC Topic 805. In accordance with that guidance, the Company recorded all assets acquired and liabilities assumed at their fair values as of the date of acquisition. Information regarding the fair value adjustments recorded by the Company in accordance with ASC Topic 805 is shown in the following table (in thousands):

	As Acquired from FDIC	Fair Value Adjustments	Settlement amount received from FDIC	As recorded by the Company
Assets acquired:
Cash and cash equivalents	$188,770	$—	$61,390	$250,160
Investment securities, available for sale	11,361	—	—	11,361
Non-marketable securities	2,753	—	—	2,753
Loans	966,248	(211,365)	—	754,883
FDIC indemnification asset	—	150,987	—	150,987
Other real estate owned	72,478	(42,729)	—	29,749
Premises and equipment	212	—	—	212
Goodwill	—	7,188	—	7,188
Core deposit intangible asset	—	4,810	—	4,810
Due from FDIC	9,936	—	—	9,936
Accrued interest and other assets	6,245	—	—	6,245

Total assets	$1,258,003	$(91,109)	$61,390	$1,228,284

Liabilities assumed:
Deposits	$1,194,987	$—	$—	$1,194,987
Federal Home Loan Bank advances	15,000	1,381	—	16,381
Accrued interest payable	553	—	—	553
Due to FDIC	630	15,347	—	15,977
Other liabilities	386	—	—	386

Total liabilities	$1,211,556	$16,728	$—	$1,228,284

The fair value of loans and OREO acquired in the Community Banks of Colorado acquisition decreased $7.1 and $1.6 million during the measurement period from the original estimates. The change resulted in an increase to the indemnification asset of $5.5 million, an increase in goodwill of $2.7 million and a decrease to the clawback liability of $0.5 million. These adjustments are reflected in the above table.

At the date of acquisition, the gross contractual amounts receivable for loans not subject to the requirements of ASC Topic 310-30 was $144.7 million, the Company’s best estimate of contractual cash flows not expected to be collected was $27.0 million and recorded fair value was $116.8 million. In connection with the purchase and assumption agreement with the FDIC, the Company entered into a loss sharing agreement with the FDIC whereby the Company will be reimbursed by the FDIC for a portion of the losses incurred on certain loans and certain OREO as a result of the resolution and disposition of the problem assets of Community Banks of Colorado. The loss sharing agreement with the FDIC covers a significant portion of the Community Banks of Colorado commercial loans, select other loans and unfunded commitments, and OREO, which are collectively

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

referred to as the “covered assets.” However, the Company also acquired other assets of Community Banks of Colorado that are not covered by the loss sharing agreements, including $250.2 million of cash and cash equivalents, $11.4 million of investment securities, $2.8 million of non-marketable securities, $288.2 million of non-covered loans and overdrafts, $4.9 million of non-covered OREO, and other assets. The loss sharing agreement covers losses on select loans and OREO and has provisions that reimburse the Company for direct expenses related to the resolution of the covered assets. For purposes of the loss sharing agreement, there are three tranches of losses, each beginning after the loss threshold of the previous tranche has been met, and each with a specified loss-coverage percentage. The loss thresholds and coverage amounts are as follows (dollars in thousands):

Tranche	Loss Threshold	Loss-Coverage Percentage
1	Up to $204,194	80%
2	204,195-308,020	30%
3	>308,020	80%

The FDIC’s obligation to reimburse the Company for losses with respect to covered assets begins with the first dollar of loss incurred. The Company is also required to refund to the FDIC its share of recoveries under the loss sharing agreements. The term for the loss sharing agreement is eight years. The Company will share in losses and recoveries with the FDIC for the first five years. After the first five years, the FDIC will not share in losses but only in recoveries for the remaining three years. The reimbursable losses from the FDIC are based on the book value of the relevant covered assets as determined by the FDIC at the date of acquisition and may not directly correspond to the Company’s carrying value of the related assets. The expected reimbursements from the FDIC under the loss sharing agreement were recorded as an indemnification asset at the estimated fair value of $151.0 million at the date of acquisition.

Within 45 days of the end of the loss sharing agreement with the FDIC, the Company may be required to pay the FDIC in the event that losses do not reach a specified threshold, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. The Company recorded $14.8 million as the estimated fair value of this clawback liability at the acquisition date.

In connection with the Community Banks of Colorado transaction, the Company recognized approximately $7.2 million of goodwill and a $4.8 million core deposit intangible. The goodwill of $7.2 million recorded at the date of acquisition represents the amount by which the fair value of the consideration paid exceeds the acquisition-date fair value of the identifiable net assets acquired and synergies expected to be realized through consolidating the operations of Community Banks of Colorado with the Company’s existing operations.

Bank of Choice—On July 22, 2011, the Company entered into a purchase and assumption agreement with the FDIC, as receiver, to acquire certain assets and assume substantially all of the liabilities of the former Bank of Choice of Greeley, Colorado through its Bank Midwest, N.A. subsidiary. Upon closing the acquisition, the Company reopened the 16 full-service banking centers previously owned by the Bank of Choice, as branches of NBH Bank, N.A., branded as Bank of Choice. Excluding the effects of acquisition accounting adjustments, the Company acquired assets of $772.6 million and assumed deposits and other liabilities of $872.7 million in connection with the acquisition of Bank of Choice. The net liabilities were acquired at a discount of $171.6 million, which is reflected as a portion of the cash acquired. In conjunction with the Bank of Choice purchase and assumption agreement, the Company also provided the FDIC with VAR whereby the FDIC was entitled to a cash or stock payment equal to the excess of the Company’s common stock price and a strike price of $17.95 per unit

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

at a future time, not to exceed two years. The VAR was applicable to a maximum of 100,000 units and the Company estimated the fair value of the VAR at the date of acquisition of Bank of Choice to be approximately $0.6 million, which is included in due to FDIC in the accompanying consolidated statements of financial condition at 2011. This VAR was settled in cash in 2012 for $0.2 million.

The Company has determined that the Bank of Choice acquisition constitutes a business combination as defined in ASC Topic 805. Accordingly, as of the date of acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined initial fair values in accordance with the guidance provided in ASC Topic 820. Fair value was established by discounting the expected future cash flows with a market discount rate for like maturity and risk instruments. The estimation of expected future cash flows requires significant assumptions about appropriate discount rates, expected future cash flows, market conditions and other future events and actual results could differ materially. The determination of the fair values of loans involves a high degree of judgment and complexity and the Company has made the determinations of fair value using the best information available at the time.

A summary of the assets acquired and liabilities assumed in connection with the Bank of Choice acquisition and information regarding the fair value adjustments recorded by the Company in accordance with ASC Topic 805 Business Combinations are shown in the table below (in thousands):

	As Acquired from FDIC	Fair Value Adjustments	Settlement amount received from FDIC	As recorded by the Company
Assets acquired:
Cash and cash equivalents	$128,265	$—	$273,740	$402,005
Investment securities, available for sale	134,369	—	—	134,369
Non-marketable securities	9,840	—	—	9,840
Loans*	447,738	(86,491)	—	361,247
Other real estate owned	49,833	(15,498)	—	34,335
Gain on bargain purchase*	—	(60,520)	—	(60,520)
Premises and equipment	21	—	—	21
Core deposit intangible asset	—	5,190	—	5,190
Other assets	2,496	—	—	2,496

Total assets	$772,562	$(157,319)	$273,740	$888,983

Liabilities assumed:
Deposits	$760,227	$—	$—	$760,227
Federal Home Loan Bank advances	106,840	10,308	—	117,148
Accrued interest payable	751	—	—	751
Due to FDIC	—	2,526	—	2,526
Other liabilities	4,881	3,450	—	8,331

Total liabilities	$872,699	$16,284	$—	$888,983

*	The fair value of loans acquired decreased by $2.7 million during the measurement period from the original estimates. The change resulted in a decrease to the gain on bargain purchase of an identical amount. Both adjustments are reflected in the above table.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

At the date of acquisition, the gross contractual amounts receivable for loans not subject to the requirement of ASC Topic 310-30 was $50.2 million, the Company’s best estimate of contractual cash flows not expected to be collected was $7.0 million and recorded fair value was $43.5 million.

In connection with the Bank of Choice transaction, the Company recognized a $5.2 million core deposit intangible and a bargain purchase gain of $60.5 million. The bargain purchase gain of $60.5 million recorded at the date of acquisition represents the amount by which the acquisition-date fair value of the identifiable net assets acquired (inclusive of the $171.6 million purchase discount from the FDIC) exceeds the fair value of the consideration transferred.

Bank Midwest, N.A.—In July 2010, the Company agreed to acquire, and on December 10, 2010 completed the acquisition of, certain assets and the assumption of certain liabilities formerly held by Bank Midwest, one of six banking subsidiaries owned by Dickinson Financial Corporation. In this transaction, the Company acquired 39 locations across Missouri and eastern Kansas, $2.4 billion of deposits and approximately $905.4 million of loans. The Company had specific performance criteria for the assets purchased and, as a result, did not acquire any non-accrual loans or OREO in connection with the Bank Midwest transaction.

The Company paid $56.0 million cash for the Bank Midwest net assets. The fair value of consideration paid exceeded the fair value of the Bank Midwest net assets acquired and resulted in the establishment of goodwill in the amount of $52.4 million, which will be tax deductible. In conjunction with the purchase and assumption of the Bank Midwest net assets, the Company infused $390 million of capital into Bank Midwest at the time of closing. Information regarding the assets acquired and liabilities assumed on December 10, 2010 in connection with the Bank Midwest acquisition are shown in the table below (in thousands):

	As Acquired from DFC	Fair Value Adjustments	Settlement amount paid to DFC	As recorded by the Company
Assets acquired:
Cash and cash equivalents	$1,425,737	$—	$(56,000)	$1,369,737
Investment securities, available for sale	55,360	—	—	55,360
Non-marketable securities	400	—	—	400
Loans	905,354	(22,739)	—	882,615
Premises and equipment	30,662	5,562	—	36,224
Goodwill	—	52,442	—	52,442
Intangible assets	—	21,650	—	21,650
Accrued interest receivable	4,458	—	—	4,458
Other assets	3,520	—	—	3,520

Total assets	$2,425,491	$56,915	$(56,000)	$2,426,406

Liabilities assumed:
Deposits	$2,384,982	$915	$—	$2,385,897
Accrued interest payable	11,089	—	—	11,089
Other liabilities	29,420	—	—	29,420

Total liabilities	$2,425,491	$915	$—	$2,426,406

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Hillcrest Bank, N.A.—On October 22, 2010, the Company entered into a purchase and assumption agreement with the FDIC, as receiver, to acquire certain assets and assume substantially all of the liabilities of the former Hillcrest Bank of Overland Park, Kansas.

Prior to the acquisition, Hillcrest Bank was a bank headquartered in Overland Park, Kansas, which operated nine full-service banking branches and 32 retirement center branches in four states. Excluding the effects of acquisition accounting adjustments, the Company purchased assets of $1.6 billion and assumed deposits and liabilities of $1.3 billion in connection with the acquisition of Hillcrest Bank. The net assets were acquired at a discount of $182.7 million, which is reflected as a portion of the cash acquired, and the settlement amount paid to the FDIC at close was $56.3 million. In conjunction with the Hillcrest Bank purchase and assumption agreement, the Company also provided the FDIC with VAR whereby the FDIC was entitled to a cash payment equal to the excess of the Company’s common stock price and a strike price of $18.65 per unit at a future time, not to exceed two years. The VAR was applicable to a maximum of 100,000 units and the Company estimated the fair value of the VAR at the date of acquisition of Hillcrest Bank and at December 31, 2010 to be approximately $0.7 million, which is included in due to FDIC in the December 31, 2011 and 2010 consolidated statements of financial condition. This VAR was settled in cash in 2012 for $0.3 million. The Company infused $170 million of capital into Hillcrest Bank immediately following the closing of the transaction.

A summary of the assets acquired and liabilities assumed in connection with the Hillcrest Bank acquisition is shown in the table below (in thousands):

	As Acquired from FDIC	Fair Value Adjustments	Settlement amount paid to FDIC	As recorded by the Company
Assets acquired:
Cash and cash equivalents	$190,344	$—	$(56,343)	$134,001
Investment securities, available for sale	235,255	—	—	235,255
Non-marketable securities	4,042	—	—	4,042
Loans	1,016,394	(235,052)	—	781,342
FDIC indemnification asset	—	159,706	—	159,706
Other real estate owned, covered by loss share agreement	111,332	(59,732)	—	51,600
Gain on bargain purchase	—	(37,778)	—	(37,778)
Intangible assets	—	5,760	—	5,760
Premises and equipment	157	—	—	157
Other assets	4,882	—	—	4,882

Total assets	$1,562,406	$(167,096)	$(56,343)	$1,338,967

Liabilities assumed:
Deposits	$1,234,013	$—	$—	$1,234,013
Federal Home Loan Bank advances	80,460	3,434	—	83,894
Accrued interest payable	7,279	—	—	7,279
Due to FDIC	—	11,454	—	11,454
Other liabilities	1,575	752	—	2,327

Total liabilities	$1,323,327	$15,640	$—	$1,338,967

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

In connection with the purchase and assumption agreement of Hillcrest Bank with the FDIC, the Company entered into loss sharing agreements with the FDIC whereby the Company will be reimbursed by the FDIC for a portion of the losses incurred as a result of the resolution and disposition of the problem assets of Hillcrest Bank. The loss sharing agreements with the FDIC cover substantially all of Hillcrest Bank’s loans including single family residential mortgage loans, commercial real estate, commercial and industrial loans, unfunded commitments, and OREO, which are collectively referred to as the “covered assets.” However, the Company also acquired other assets of the failed bank that are not covered by the loss sharing agreements including $190.3 million of cash and cash equivalents, $239.3 million of investment securities purchased at fair value, $3.1 million of consumer loans and overdrafts, and other tangible assets. For purposes of the loss sharing agreements, the anticipated losses on the covered assets are grouped into two categories, commercial assets and single family assets, and each category has its own specific loss sharing agreement. The loss sharing agreement categories cover losses on both loans and OREO in their respective categories and have provisions that reimburse the Company for direct expenses related to the resolution of these assets. Within the categories, there are three tranches of losses, each beginning after the loss threshold of the previous tranche has been met, and each with a specified loss-coverage percentage. The categories, and the respective loss thresholds and coverage amounts are as follows (in thousands):

Commercial			Single family
Tranche	Loss Threshold	Loss-Coverage Percentage	Tranche	Loss Threshold	Loss-Coverage Percentage
1	$ 295,592	60%	1	$ 4,618	60%
2	405,293	0%	2	8,191	30%
3	>405,293	80%	3	>8,191	80%

The FDIC’s obligation to reimburse the Company for losses with respect to covered assets begins with the first dollar of loss incurred. The term for loss sharing on single family residential real estate loans is ten years, while the term for loss sharing on all other covered loans is five years. The reimbursable losses from the FDIC are based on the book value of the relevant covered assets as determined by the FDIC at the date of acquisition. New loans originated after that date are not covered by the provisions of the loss sharing agreements. The Company will refund the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Company under the loss sharing agreement.

The expected reimbursements from the FDIC under the loss sharing agreements were recorded as an indemnification asset at its estimated fair value of $159.7 million on the acquisition date. The indemnification asset reflects the present value of the expected net cash reimbursement related to the loss sharing agreement described above.

Within 45 days of the end of the loss sharing agreements with the FDIC, the Company may be required to pay the FDIC in the event that losses do not reach a specified threshold, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. The Company recorded $11.5 million as the estimated fair value of this clawback liability at the acquisition date. The clawback liability is included in due to FDIC in the accompanying consolidated statements of financial condition.

The Company believes that the FDIC loss sharing agreement mitigates the Company’s risk of loss on assets acquired. Nonetheless, to the extent the actual values realized for the acquired assets are different from the estimates, the FDIC indemnification asset will generally be impacted in an offsetting manner due to the loss

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

sharing support from the FDIC. Additionally, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

In connection with the Hillcrest Bank transaction, the Company recognized approximately $37.8 million of bargain purchase gain and a $5.8 million core deposit intangible. The amount of bargain purchase gain recorded represents the excess of the fair value of the assets acquired (inclusive of the $182.7 million purchase discount from the FDIC) compared to the fair value of liabilities assumed (inclusive of the settlement amount paid to the FDIC of $56.3 million) at the date of acquisition.

Note 5 Investment Securities

During the year ended December 31, 2012, the Company re-evaluated the securities classified as available-for-sale and identified securities that the Company intends to hold until maturity. As a result, during the first quarter of 2012, the Company transferred residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises with a collective fair value of $754.1 million from an available-for-sale classification to the held-to-maturity classification. The $754.1 million of securities transferred to held-to-maturity included $38.9 million of unrealized gains, net. As a result of the change in intent, the transferred securities were transferred to held-to-maturity at their fair value on the date of the transfer. The unrealized net gain continues to reside in “accumulated other comprehensive income, net of tax” in the Company’s consolidated statements of financial condition and will be accreted into interest income over the remaining life of the securities. This accretion is simultaneously offset by the amortization of the premium that was recorded to the investment securities balance at the time of the transfer, which represents the fair value adjustment, resulting in no impact to earnings.

Available-for-sale

Available-for-sale investment securities are summarized as follows as of the dates indicated (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$300	$—	$—	$300
Asset backed securities	89,881	122	—	90,003
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	658,169	19,849	(1)	678,017
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	931,979	17,630	(320)	949,289
Other securities	419	—	—	419

Total	$1,680,748	$37,601	$(321)	$1,718,028

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

At December 31, 2012 and 2011, mortgage-backed securities represented 94.7% and 99.6%, respectively, of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$17	$—	$8	$(1)	$25	$(1)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	130,686	(320)	—	—	130,686	(320)

Total	$130,703	$(320)	$8	$(1)	$130,711	$(321)

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$20	$(1)	$—	$—	$20	$(1)

Total	$20	$(1)	$—	$—	$20	$(1)

Management evaluated all of the securities in an unrealized loss position and concluded that no other-than-temporary-impairment existed at December 31, 2012 or December 31, 2011. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The Company pledges certain securities as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $89.2 million at December 31, 2012 and $198.6 million December 31, 2011. The decrease of pledged available-for-sale investment securities was primarily attributable to the transfer of a significant amount of pledged securities from available-for-sale to held-to-maturity. Investment securities may also be pledged as collateral should the Company utilize its line of credit at the FHLB of Des Moines; however, no investment securities were pledged for this purpose at December 31, 2012 or December 31, 2011.

The table below summarizes the contractual maturities, as of the last scheduled repayment date, of the available-for-sale investment portfolio as of December 31, 2012 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$28,300	$28,336
Due after one year through five years	61,885	61,972
Due after five years through ten years	256,395	260,442
Due after ten years	1,333,749	1,366,859
Other securities	419	419

Total investment securities available-for-sale	$1,680,748	$1,718,028

Actual maturities of mortgage-backed securities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.4 years as of December 31, 2012 and December 31, 2011. This estimate is based on assumptions and actual results may differ.

The Company’s U.S. Treasury securities have contractual maturities of less than one year. Other securities of $0.4 million have no stated contractual maturity date as of December 31, 2012.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Held-to-maturity

At December 31, 2012 and December 31, 2011 the Company held $577.5 million and $6.8 million of held-to-maturity investment securities, respectively. The increase was attributable to the transfer of securities with a fair value of $754.1 million from an available-for-sale classification to the held-to-maturity classification during the first quarter of 2012. Held-to-maturity investment securities are summarized as follows as of the dates indicated (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$577,486	$7,065	$—	$584,551

Total investment securities held-to-maturity	$577,486	$7,065	$—	$584,551

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$6,801	$28	$—	$6,829

Total investment securities held-to-maturity	$6,801	$28	$—	$6,829

The table below summarizes the contractual maturities, as of the last scheduled repayment date, of the held-to-maturity investment portfolio at December 31, 2012 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	577,486	584,551
Other securities	—	—

Total investment securities held-to-maturity	$577,486	$584,551

The carrying value of held-to-maturity investment securities pledged as collateral totaled $127.9 million at December 31, 2012. At December 31, 2011, none of the $6.8 million of held-to-maturity investment securities were pledged as collateral. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of December 31, 2012 was 3.8 years and 6.4 years as of December 31, 2011. This estimate is based on assumptions and actual results may differ.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Note 6 Non-marketable Securities

Non-marketable securities include Federal Reserve Bank stock and FHLB stock. At December 31, 2012, the Company held $25.0 million of Federal Reserve Bank stock, $7.5 million of FHLB Des Moines stock, and $0.5 million of FHLB San Francisco stock, for regulatory or debt facility purposes. At December 31, 2011 the Company held $25.0 million of Federal Reserve Bank stock, $3.5 million of FHLB Des Moines stock, and $0.6 million of FHLB San Francisco stock.

This stock is restricted and is carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost. Management evaluated all of the non-marketable securities and concluded that no OTTI existed at December 31, 2012 or December 31, 2011.

Note 7 Loans

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

Covered loans comprised 33.1% of the total loan portfolio at December 31, 2012, compared to 41.9% of the total loan portfolio at December 31, 2011. The table below shows the loan portfolio composition and the amounts of loans that are accounted for in accordance with ASC Topic 310-30 (in thousands):

	December 31, 2012
	Covered Loans			Non-Covered Loans
	ASC 310-30	Non ASC 310-30	Total Covered Loans	ASC 310-30	Non ASC 310-30	Total Non- Covered Loans	Total Loans	% of Total
Commercial	$73,685	$47,307	$120,992	$9,484	$140,112	$149,596	$270,588	14.7%
Commercial real estate	396,414	13,693	410,107	169,621	225,271	394,892	804,999	43.9%
Agriculture	38,890	17,094	55,984	8,843	108,580	117,423	173,407	9.4%
Residential real estate	18,956	2,180	21,136	87,144	430,465	517,609	538,745	29.3%
Consumer	3	—	3	18,981	31,347	50,328	50,331	2.7%

Total	$527,948	$80,274	$608,222	$294,073	$935,775	$1,229,848	$1,838,070	100.0%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

Covered Loans

The following tables summarize the carrying value of all covered loans by segment as of December 31, 2012 and December 31, 2011, net of deferred discounts on loans excluded from ASC Topic 310-30, fees and costs of $4.0 million and $13.1 million, respectively (in thousands):

	December 31, 2012
	ASC 310-30	Non ASC 310-30	Total covered loans
Commercial
Commercial and industrial	$73,685	$44,823	$118,508
Leases	—	2,484	2,484

Total commercial	73,685	47,307	120,992
Commercial real estate
Commercial construction	75,076	11	75,087
Commercial real estate	136,512	9,848	146,360
Land and development	153,799	3,631	157,430
Multifamily	31,027	203	31,230

Total commercial real estate	396,414	13,693	410,107
Agriculture	38,890	17,094	55,984
Residential real estate	18,956	2,180	21,136
Consumer	3	—	3

Total covered loans	$527,948	$80,274	$608,222

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC Topic 310-30 were not classified as non-performing assets at the respective acquisition dates, at December 31, 2012 or at December 31, 2011 as the carrying value of the respective pools’ cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows, was recognized on all acquired loans accounted for under ASC Topic 310-30.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Pooled loans accounted for under ASC Topic 310-30 that are 90 days or more past due and still accreting are considered to be performing and are included in loans 90 days or more past due and still accruing. At December 31, 2012 and December 31, 2011, $6.0 million and $13.1 million, respectively, of covered loans accounted for outside the scope of ASC Topic 310-30 were on non-accrual. Loan delinquency for covered loans is shown in the following tables at December 31, 2012 and 2011, respectively, (in thousands):

	Covered Loans December 31, 2012
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial
Wholesale	$—	$—	$597	$597	$2,786	$3,383	$—	$597
Manufacturing	—	—	10	10	32	42	—	10
Transportation/warehousing	—	—	—	—	337	337	—	—
Finance and insurance	—	—	—	—	3,274	3,274	—	—
Oil & gas	—	—	—	—	10	10	—	—
Lease	75	30	—	105	2,379	2,484	—	27
All other commercial and industrial	—	21	370	391	37,386	37,777	—	2,400

Total commercial	75	51	977	1,103	46,204	47,307	—	3,034
Commercial real estate
1-4 family construction	—	—	—	—	—	—	—	—
1-4 family acquisition/development	—	—	—	—	3,631	3,631	—	—
Commercial construction	—	—	—	—	11	11	—	—
Commercial acquisition/ development	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	203	203	—	203
Owner-occupied	—	—	1,074	1,074	8,150	9,224	—	1,250
Non owner-occupied	—	—	—	—	624	624	—	—

Total commercial real estate	—	—	1,074	1,074	12,619	13,693	—	1,453
Agriculture	—	—	11	11	17,083	17,094	—	44
Residential real estate
Sr lien 1-4 family closed end	—	—	—	—	1,862	1,862	—	1,514
Jr lien 1-4 family closed end	—	—	—	—	—	—	—	—
Sr lien 1-4 family open end	—	—	—	—	50	50	—	—
Jr lien 1-4 family open end	—	—	—	—	268	268	—	—

Total residential real estate	—	—	—	—	2,180	2,180	—	1,514
Consumer
Secured	—	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—	—
Credit Card	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—

Total consumer	—	—	—	—	—	—	—	—

Total covered loans excluded from ASC Topic 310-30	75	51	2,062	2,188	78,086	80,274	—	6,045

Loans accounted for under ASC 310-30
Commercial	458	563	4,239	5,260	68,425	73,685	4,239	—
Commercial real estate	8,150	3,034	107,809	118,993	277,421	396,414	107,809	—
Agriculture	1,247	16	2,571	3,834	35,056	38,890	2,571	—
Residential real estate	—	—	2,264	2,264	16,692	18,956	2,264	—
Consumer	—	—	—	—	3	3	—	—

Total covered loans accounted for under ASC 310-30	9,855	3,613	116,883	130,351	397,597	527,948	116,883	—

Total covered loans	$9,930	$3,664	$118,945	$132,539	$475,683	$608,222	$116,883	$6,045

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

	Covered Loans December 31, 2011
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial
Wholesale	$319	$—	$1,069	$1,388	$4,043	$5,431	$—	$1,069
Manufacturing	50	—	—	50	270	320	—	—
Transportation/warehousing	—	—	—	—	500	500	—	—
Finance and insurance	—	—	167	167	2,730	2,897	—	167
Oil & gas	—	—	—	—	241	241	—	—
Lease	1,940	108	100	2,148	3,713	5,861	60	40
All other commercial and industrial	674	2,760	2,990	6,424	57,370	63,794	118	3,338

Total commercial	2,983	2,868	4,326	10,177	68,867	79,044	178	4,614
Commercial real estate
1-4 family construction	—	—	—	—	—	—	—	—
1-4 family acquisition/development	—	—	7,009	7,009	3,217	10,226	—	7,009
Commercial construction	—	—	—	—	20	20	—	—
Commercial acquisition/development	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	1,552	1,552	—	—
Owner-occupied	789	149	1,099	2,037	496	2,533	149	1,038
Non owner-occupied	—	—	—	—	1,608	1,608	—	—

Total commercial real estate	789	149	8,108	9,046	6,893	15,939	149	8,047
Agriculture	133	—	—	133	28,402	28,535	—	—
Residential real estate
Sr lien 1-4 family closed end	—	—	—	—	1,762	1,762	—	460
Jr lien 1-4 family closed end	—	—	—	—	—	—	—	—
Sr lien 1-4 family open end	—	—	—	—	87	87	—	—
Jr lien 1-4 family open end	—	—	—	—	262	262	—	—

Total residential real estate	—	—	—	—	2,111	2,111	—	460
Consumer
Secured	—	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—	—
Credit Card	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—

Total consumer	—	—	—	—	—	—	—	—

Total covered loans excluded from ASC Topic 310-30	3,905	3,017	12,434	19,356	106,273	125,629	327	13,121

Loans accounted for under ASC 310-30
Commercial	9,027	1,763	10,183	20,973	102,135	123,108	10,183	—
Commercial real estate	13,114	19,320	98,746	131,180	494,909	626,089	98,746	—
Agriculture	157	4,967	439	5,563	51,276	56,839	439	—
Residential real estate	—	—	287	287	20,756	21,043	287	—
Consumer	—	—	—	—	7	7	—	—

Total covered loans accounted for under ASC 310-30	22,298	26,050	109,655	158,003	669,083	827,086	109,655	—

Total covered loans	$26,203	$29,067	$122,089	$177,359	$775,356	$952,715	$109,982	$13,121

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Credit exposure for all covered loans as determined by the Company’s internal risk rating system was as follows as of December 31, 2012 and 2011, respectively (in thousands):

	Covered Loans December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial
Wholesale	$50	$—	$3,333	$—	$3,383
Manufacturing	32	—	10	—	42
Transportation/warehousing	147	190	—	—	337
Finance and insurance	279	—	2,995	—	3,274
Oil & gas	10	—	—	—	10
Lease	2,457	—	27	—	2,484
All other commercial and industrial	8,496	6,500	21,515	1,266	37,777

Total commercial	11,471	6,690	27,880	1,266	47,307
Commercial real estate
1-4 family construction	—	—	—	—	—
1-4 family acquisition/development	—	—	3,631	—	3,631
Commercial construction	11	—	—	—	11
Commercial acquisition/development	—	—	—	—	—
Multifamily	—	—	190	13	203
Owner-occupied	4,850	3,093	1,281	—	9,224
Non owner-occupied	493	131	—	—	624

Total commercial real estate	5,354	3,224	5,102	13	13,693
Agriculture	14,626	60	2,408	—	17,094
Residential real estate
Sr lien 1-4 family closed end	348	—	1,037	477	1,862
Jr lien 1-4 family closed end	—	—	—	—	—
Sr lien 1-4 family open end	50	—	—	—	50
Jr lien 1-4 family open end	268	—	—	—	268

Total residential real estate	666	—	1,037	477	2,180
Consumer
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Credit card	—	—	—	—	—
Overdrafts	—	—	—	—	—

Total consumer	—	—	—	—	—

Total covered loans excluded from ASC 310-30	32,117	9,974	36,427	1,756	80,274

Loans accounted for under ASC 310-30
Commercial	25,451	2,286	38,227	7,721	73,685
Commercial real estate	93,470	53,528	237,849	11,567	396,414
Agriculture	31,469	1,242	6,179	—	38,890
Residential real estate	9,037	—	9,919	—	18,956
Consumer	3	—	—	—	3

Total covered loans accounted for under ASC 310-30	159,430	57,056	292,174	19,288	527,948

Total covered loans	$191,547	$67,030	$328,601	$21,044	$608,222

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Non-covered loans

The following tables summarize the carrying value of all non-covered loans by segment net of deferred discounts on loans excluded from ASC Topic 310-30, fees and costs of $16.4 million and $28.4 million, as of December 31, 2012 and 2011, respectively (in thousands):

	December 31, 2012
	ASC 310-30	Non ASC 310-30	Total non - covered loans
Commercial
Commercial and industrial	$9,484	$138,784	$148,268
Leases	—	1,328	1,328

Total commercial	9,484	140,112	149,596
Commercial real estate
Commercial construction	33,024	3,282	36,306
Commercial real estate	136,549	201,347	337,896
Land and development	48	7,424	7,472
Multifamily	—	13,218	13,218

Total commercial real estate	169,621	225,271	394,892
Agriculture	8,843	108,580	117,423
Residential real estate	87,144	430,465	517,609
Consumer	18,981	31,347	50,328

Total non-covered loans	$294,073	$935,775	$1,229,848

	December 31, 2011
	ASC 310-30	Non ASC 310-30	Total non - covered loans
Commercial
Commercial and industrial	$31,482	$136,765	$168,247
Leases	—	2,532	2,532

Total commercial	31,482	139,297	170,779
Commercial real estate
Commercial construction	62,749	—	62,749
Commercial real estate	180,548	216,464	397,012
Land and development	—	31,568	31,568
Multifamily	—	19,121	19,121

Total commercial real estate	243,297	267,153	510,450
Agriculture	13,989	52,040	66,029
Residential real estate	147,239	352,492	499,731
Consumer	44,616	29,731	74,347

Total non-covered loans	$480,623	$840,713	$1,321,336

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

The following tables reflect the carrying value and loan delinquency of non-covered loans at December 31, 2012 and 2011 (in thousands). Pooled loans accounted for under ASC Topic 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are considered to be performing.

	Non-Covered Loans December 31, 2012
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial
Wholesale	$601	$—	$—	$601	$12,196	$12,797	$—	$642
Manufacturing	10	—	33	43	14,394	14,437	—	22
Transportation/warehousing	—	—	—	—	13,733	13,733	—	—
Finance and insurance	1	—	—	1	16,979	16,980	—	—
Oil & gas	—	—	—	—	28,149	28,149	—	—
Lease	—	—	—	—	1,328	1,328	—	—
All other commercial and industrial	159	97	112	368	52,320	52,688	—	802

Total commercial	771	97	145	1,013	139,099	140,112	—	1,466
Commercial real estate
1-4 family construction	—	—	—	—	622	622	—	—
1-4 family acquisition/development	1,948	—	—	1,948	2,437	4,385	—	75
Commercial construction	—	—	—	—	3,282	3,282	—	—
Commercial acquisition/development	—	—	—	—	2,417	2,417	—	—
Multifamily	—	—	34	34	13,184	13,218	—	34
Owner-occupied	97	106	—	203	48,340	48,543	—	2,115
Non owner-occupied	—	122	5,123	5,245	147,559	152,804	—	7,992

Total commercial real estate	2,045	228	5,157	7,430	217,841	225,271	—	10,216
Agriculture	33	40	—	73	108,507	108,580	—	207
Residential real estate
Sr lien 1-4 family closed end	893	—	1,528	2,421	321,200	323,621	22	3,458
Jr lien 1-4 family closed end	70	—	27	97	6,502	6,599	—	337
Sr lien 1-4 family open end	368	119	297	784	55,499	56,283	—	843
Jr lien 1-4 family open end	111	—	83	194	43,768	43,962	—	256

Total residential real estate	1,442	119	1,935	3,496	426,969	430,465	22	4,894
Consumer
Secured	392	39	1	432	22,874	23,306	1	291
Unsecured	16	4	—	20	2,531	2,551	—	—
Credit card	39	5	2	46	3,850	3,896	2	—
Overdrafts	—	—	—	—	1,594	1,594	—	—

Total consumer	447	48	3	498	30,849	31,347	3	291

Total non-covered loans excluded from ASC 310-30	4,738	532	7,240	12,510	923,265	935,775	25	17,074

Loans accounted for under ASC 310-30
Commercial	63	—	1,382	1,445	8,039	9,484	1,382	—
Commercial real estate	1,910	894	21,847	24,651	144,970	169,621	21,847	—
Agriculture	—	—	197	197	8,646	8,843	197	—
Residential real estate	1,247	207	3,199	4,653	82,491	87,144	3,199	—
Consumer	297	327	3,253	3,877	15,104	18,981	3,253	—

Total non-covered loans accounted for under ASC 310-30	3,517	1,428	29,878	34,823	259,250	294,073	29,878	—

Total non-covered loans	$8,255	$1,960	$37,118	$47,333	$1,182,515	$1,229,848	$29,903	$17,074

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

	Non-Covered Loans December 31, 2011
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial
Wholesale	$681	$—	$—	$681	$24,660	$25,341	$—	$—
Manufacturing	—	33	—	33	7,162	7,195	—	46
Transportation/warehousing	—	—	—	—	11,501	11,501	—	—
Finance and insurance	238	—	—	238	15,888	16,126	—	512
Oil & gas	—	—	—	—	20,510	20,510	—	—
Lease	—	—	—	—	2,532	2,532	—	—
All other commercial and industrial	3,552	434	10	3,996	52,096	56,092	—	202

Total commercial	4,471	467	10	4,948	134,349	139,297	—	760
Commercial real estate
1-4 family construction	—	—	—	—	2,757	2,757	—	—
1-4 family acquisition development	—	—	37	37	13,302	13,339	—	92
Commercial construction	—	—	—	—	—	—	—	—
Commercial acquisition/development	—	2,246	4,862	7,108	8,364	15,472	—	4,862
Multifamily	—	195	—	195	18,926	19,121	—	195
Owner-occupied	2,948	—	—	2,948	42,940	45,888	—	758
Non owner-occupied	2,418	1,234	—	3,652	166,924	170,576	—	16,053

Total commercial real estate	5,366	3,675	4,899	13,940	253,213	267,153	—	21,960
Agriculture	234	31	29	294	51,746	52,040	—	29
Residential real estate
Sr lien 1-4 family closed end	791	79	668	1,538	238,035	239,573	—	1,571
Jr lien 1-4 family closed end	1,364	—	5	1,369	3,650	5,019	—	5
Sr lien 1-4 family open end	377	258	339	974	59,640	60,614	290	50
Jr lien 1-4 family open end	193	63	200	456	46,830	47,286	—	273

Total residential real estate	2,725	400	1,212	4,337	348,155	352,492	290	1,899

Consumer
Secured	389	4	—	393	17,935	18,328	—	—
Unsecured	12	1	—	13	2,701	2,714	—	1
Credit card	36	21	35	92	6,967	7,059	35	—
Overdrafts	—	—	—	—	1,630	1,630	—	—

Total consumer	437	26	35	498	29,233	29,731	35	1

Total non-covered loans excluded from ASC 310-30	13,233	4,599	6,185	24,017	816,696	840,713	325	24,649

Loans accounted for under ASC 310-30
Commercial	1,176	60	1,334	2,570	28,912	31,482	1,334	—
Commercial real estate	4,486	630	38,269	43,385	199,912	243,297	38,269	—
Agriculture	419	—	772	1,191	12,798	13,989	772	—
Residential real estate	4,109	3,727	23,863	31,699	115,540	147,239	23,862	—
Consumer	432	249	478	1,159	43,457	44,616	478	—

Total non-covered loans accounted for under ASC 310-30	10,622	4,666	64,716	80,004	400,619	480,623	64,715	—

Total non-covered loans	$23,855	$9,265	$70,901	$104,021	$1,217,315	$1,321,336	$65,040	$24,649

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Credit exposure for all non-covered loans as determined by the Company’s internal risk rating system was as follows as of December 31, 2012 and 2011, respectively (in thousands):

	Non-Covered Loans December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial
Wholesale	$11,948	$43	$806	$—	$12,797
Manufacturing	12,130	2,285	33	(11)	14,437
Transportation/warehousing	13,733	—	—	—	13,733
Finance and insurance	16,930	—	50	—	16,980
Oil & gas	28,149	—	—	—	28,149
Lease	453	—	875	—	1,328
All other commercial and industrial	42,723	758	9,052	155	52,688

Total commercial	126,066	3,086	10,816	144	140,112
Commercial real estate
1-4 family construction	622	—	—	—	622
1-4 family acquisition/development	4,310	—	75	—	4,385
Commercial construction	3,282	—	—	—	3,282
Commercial acquisition/development	2,417	—	—	—	2,417
Multifamily	8,409	3,798	1,011	—	13,218
Owner-occupied	39,279	913	8,351	—	48,543
Non owner-occupied	103,814	29,263	19,411	316	152,804

Total commercial real estate	162,133	33,974	28,848	316	225,271
Agriculture	105,845	1,299	1,436	—	108,580
Residential real estate
Sr lien 1-4 family closed end	317,844	922	4,797	58	323,621
Jr lien 1-4 family closed end	5,786	28	780	5	6,599
Sr lien 1-4 family open end	52,697	1,318	2,272	(4)	56,283
Jr lien 1-4 family open end	42,305	223	1,434	—	43,962

Total residential real estate	418,632	2,491	9,283	59	430,465
Consumer
Secured	23,009	—	276	21	23,306
Unsecured	2,551	—	—	—	2,551
Credit card	3,896	—	—	—	3,896
Overdrafts	1,594	—	—	—	1,594

Total consumer	31,050	—	276	21	31,347

Total non-covered loans excluded from ASC 310-30	843,726	40,850	50,659	540	935,775

Loans accounted for under ASC 310-30
Commercial	4,268	1,342	3,874	—	9,484
Commercial real estate	68,652	7,259	92,020	1,690	169,621
Agriculture	3,130	—	5,713	—	8,843
Residential real estate	48,660	6,614	31,870	—	87,144
Consumer	14,486	723	3,772	—	18,981

Total non-covered loans accounted for under ASC 310-30	139,196	15,938	137,249	1,690	294,073

Total non-covered loans	$982,922	$56,788	$187,908	$2,230	$1,229,848

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Included in impaired loans are loans on non-accrual status and troubled debt restructurings (“TDR’s”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. Inclusive of TDR’s, the Company’s unpaid principal balance of impaired loans was $51.5 million and $74.7 million at December 31, 2012 and 2011, respectively.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

At December 31, 2012, the Company’s unpaid principal balance and recorded investment of impaired loans was $51.5 million and $40.9 million, respectively. Of these impaired loans, 28 were within the commercial real estate segment, with an unpaid principal balance of $16.9 million and a recorded investment of $15.3 million. Twenty-three of these commercial real estate loans, with a recorded investment of $13.8 million and an unpaid principal balance of $15.3 million, were not covered by the FDIC loss sharing agreement, compared to five loans with a recorded investment of $1.5 million and an unpaid principal balance of $1.6 million that were covered by the FDIC loss sharing agreement. The commercial loan segment had a total of 44 loans, 31 of which were not covered by the FDIC loss sharing agreement with an unpaid principal balance of $8.3 million and a recorded investment of $7.9 million. The 13 commercial loans that were covered by the FDIC loss sharing agreement had an unpaid principal balance of $15.5 million and a recorded investment of $8.1 million. The residential real estate loan segment held 119 impaired loans, with an unpaid principal balance of $10.1 million and a recorded investment of $8.9 million. Of these 119 loans, two were covered by the FDIC loss sharing agreement with an unpaid principal balance and recorded investment of $1.5 million, leaving 117 loans not covered by the FDIC loss sharing agreement with an unpaid principal balance of $8.5 million and a recorded investment of $7.4 million. These loans had a collective related allowance for loan losses allocated to them of $2.0 million at December 31, 2012. The table below shows additional information regarding impaired loans at December 31, 2012 (in thousands):

	Impaired Loans December 31, 2012
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial
Wholesale	$3,664	$1,239	$—	$1,609	$2
Manufacturing	—	—	—	—	—
Transportation/warehousing	—	—	—	—	—
Finance and insurance	—	—	—	—	—
All other commercial and industrial	17,524	12,280	—	15,094	281

Total commercial	21,188	13,519	—	16,703	283
Commercial real estate
1-4 family construction	—	—	—	—	—
1-4 family acquisition/development	—	—	—	—	—
Commercial construction	—	—	—	—	—
Commercial acquisition/development	—	—	—	—	—
Multifamily	—	—	—	—	—
Owner-occupied	6,010	5,757	—	5,831	146
Non-owner occupied	3,239	2,965	—	3,116	17

Total commercial real estate	9,249	8,722	—	8,947	163
Agriculture	—	—	—	—	—
Residential real estate
Sr. lien 1-4 family closed end	373	365	—	367	4
Jr. lien 1-4 family closed end	—	—	—	—	—
Sr. lien 1-4 family open end	—	—	—	—	—
Jr. lien 1-4 family open end	119	—	—	—	—

Total residential real estate	492	365	—	367	4
Consumer
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Credit card	—	—	—	—	—
Overdrafts	—	—	—	—	—

Total consumer	—	—	—	—	—

Total impaired loans with no related allowance recorded	30,929	22,606	—	26,017	450

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With a related allowance recorded:
Commercial
Wholesale	164	164	2	171	5
Manufacturing	43	43	—	43	—
Transportation/warehousing	—	—	—	—	—
Finance and insurance	—	—	—	—	—
All other commercial and industrial	2,374	2,263	1,058	2,472	14

Total commercial	2,581	2,470	1,060	2,686	19

Commercial real estate
1-4 family construction	—	—	—	—	—
1-4 family acquisition/development	96	75	1	78	—
Commercial construction	—	—	—	—	—
Commercial acquisition/development	—	—	—	—	—
Multifamily	198	34	—	139	—
Owner-occupied	924	737	9	767	17
Non-owner occupied	6,412	5,699	335	5,908	24

Total commercial real estate	7,630	6,545	345	6,892	41

Agriculture	265	251	1	264	—
Residential real estate
Sr. lien 1-4 family closed end	6,356	6,038	568	6,176	74
Jr. lien 1-4 family closed end	1,121	1,116	12	1,127	6
Sr. lien 1-4 family open end	1,824	1,090	10	1,097	8
Jr. lien 1-4 family open end	266	256	2	259	—

Total residential real estate	9,567	8,500	592	8,659	88

Consumer
Secured	481	481	23	485	4
Unsecured	12	1	—	1	—
Credit card	—	—	—	—	—
Overdrafts	—	—	—	—	—

Total consumer	493	482	23	486	4

Total impaired loans with a related allowance recorded	20,536	18,248	2,021	18,987	152

Total impaired loans	$51,465	$40,854	$2,021	$45,004	$602

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

	Impaired Loans December 31, 2011
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial
Wholesale	$3,205	$1,069	$—	$2,137	$—
Manufacturing	48	46	—	46	—
Transportation/warehousing	—	—	—	—	—
Finance and insurance	1,412	679	—	1,044	—
All other commercial and industrial	8,008	3,580	—	5,793	—

Total commercial	12,673	5,374	—	9,020	—
Commercial real estate
1-4 family construction	—	—	—	—	—
1-4 family acquisition/development	27,205	12,007	—	19,484	24
Commercial construction	—	—	—	—	—
Commercial acquisition/development	5,717	5,470	—	5,579	3
Multifamily	203	195	—	199	—
Owner-occupied	2,856	2,678	—	2,746	6
Non-owner occupied	9,963	9,335	—	9,397	17

Total commercial real estate	45,944	29,685	—	37,405	50
Agriculture	30	29	—	30	—
Residential real estate
Sr. lien 1-4 family closed end	2,756	2,712	—	2,730	5
Jr. lien 1-4 family closed end	5	5	—	5	—
Sr. lien 1-4 family open end	89	50	—	70	—
Jr. lien 1-4 family open end	468	273	—	371	—

Total residential real estate	3,318	3,040	—	3,176	5
Consumer
Secured	—	—	—	—	—
Unsecured	1	1	—	1	—
Credit card	—	—	—	—	—
Overdrafts	—	—	—	—	—

Total consumer	1	1	—	1	—

Total impaired loans with no related allowance recorded	61,966	38,129	—	49,632	55

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With a related allowance recorded:
Commercial
Wholesale	—	—	—	—	—
Manufacturing	—	—	—	—	—
Transportation/warehousing	—	—	—	—	—
Finance and insurance	—	—	—	—	—
All other commercial and industrial	—	—	—	—	—

Total commercial	—	—	—	—	—
Commercial real estate
1-4 family construction	—	—	—	—	—
1-4 family acquisition/development	—	—	—	—	—
Commercial construction	—	—	—	—	—
Commercial acquisition/development	—	—	—	—	—
Multifamily	—	—	—	—	—
Owner-occupied	—	—	—	—	—
Non-owner occupied	12,304	11,508	608	11,508	—

Total commercial real estate	12,304	11,508	608	11,508	—
Agriculture	—	—	—	—	—
Residential real estate
Sr. lien 1-4 family closed end	—	—	—	—	—
Jr. lien 1-4 family closed end	—	—	—	—	—
Sr. lien 1-4 family open end	460	460	174	460	—
Jr. lien 1-4 family open end	—	—	—	—	—

Total residential real estate	460	460	174	460	—
Consumer
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Credit card	—	—	—	—	—
Overdrafts	—	—	—	—	—

Total consumer	—	—	—	—	—

Total impaired loans with a related allowance recorded	12,764	11,968	782	11,968	—

Total impaired loans	$74,730	$50,097	$782	$61,600	$55

Impaired loans as of and for the year ended December 31, 2010 were insignificant.

Troubled debt restructurings

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a troubled debt

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

restructuring (“TDR”). At December 31, 2012 and 2011, the Company had $17.7 million and $12.3 million, respectively, of accruing TDR’s that had been restructured from the original terms in order to facilitate repayment. Of these, $5.0 million and $1.4 million, respectively, were covered by FDIC loss sharing agreements. Accruing TDR’s in the commercial loan segment at December 31, 2012 were primarily comprised of 19 loans with a recorded investment of $6.4 million that were not covered by FDIC loss sharing agreements and four loans with a recorded investment of $5.0 million that were covered by the FDIC loss sharing agreements. The commercial real estate TDR’s were comprised of six non-covered loans with a recorded investment of $3.6 million. The remaining accruing TDR’s were primarily made up of 37 loans from the single family residential segment, with a recorded investment of $2.2 million, none of which were covered by the FDIC loss sharing agreements.

Non-accruing TDR’s at December 31, 2012 and December 31, 2011 totaled $12.9 million and $16.3 million, respectively. Of these, $3.6 million were covered by the FDIC loss sharing agreements as of December 31, 2012 and none were covered by the FDIC loss sharing agreements as of December 31, 2011. At December 31, 2012 the non-accruing commercial real estate segment was primarily comprised of five loans not covered by the FDIC loss sharing agreements with a recorded investment of $6.8 million. The commercial loan segment held non-accruing TDR’s, which included three loans covered by the FDIC loss sharing agreements with a recorded

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

investment of $1.7 million and four loans not covered by the FDIC loss sharing agreements with a recorded investment of $1.2 million. The remaining non-accruing TDR balance was primarily from the single family residential segment, which included two loans covered by the FDIC loss sharing agreements with a recorded investment of $1.5 million and six loans not covered by the FDIC loss sharing agreements, with a recorded investment of $0.9 million.

During the year ended December 31, 2012, the Company restructured 85 loans with a recorded investment of $27.2 million to facilitate repayment. Substantially all of the loan modifications were an extension of term and rate modifications. Loan modifications to loans accounted for under ASC Topic 310-30 are not considered troubled debt restructurings. The table below provides additional information related to accruing TDR’s at December 31, 2012 and 2011 (in thousands):

	Accruing TDR’s December 31, 2012
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDR’s
Commercial	$11,474	$13,171	$11,794	$6,908
Commercial real estate	3,597	3,708	3,734	—
Agriculture	—	—	—	—
Residential real estate	2,458	2,469	2,460	35
Consumer	191	195	191	—

Total	$17,720	$19,543	$18,179	$6,943

	Accruing TDR’s December 31, 2011
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDR’s
Commercial	$—	$—	$—	$60
Commercial real estate	11,184	11,184	11,678	24
Agriculture	—	—	—	—
Residential real estate	1,141	1,141	1,141	60
Consumer	—	—	—	—

Total	$12,325	$12,325	$12,819	$144

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

The following table summarizes the Company’s carrying value of non-accrual TDR’s as of December 31, 2012 and 2011 (in thousands):

	Non - Accruing TDR’s
	December 31, 2012		December 31, 2011
	Covered	Non-covered	Covered	Non-covered
Commercial	$1,736	$1,215	$—	$119
Commercial real estate	313	6,823	—	16,108
Agriculture	—	21	—	—
Residential real estate	1,514	958	—	61
Consumer	—	291	—	—

Total	$3,563	$9,308	$—	$16,288

Accrual of interest is resumed on loans that were on non-accrual at the time of restructuring, only after the loan has performed sufficiently. The Company had three TDR’s that had been modified within the past 12 months that defaulted on their restructured terms during 2012. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The defaulted TDRs were comprised of commercial and industrial loans with a balance of less than $0.5 million.

Loans accounted for under ASC Topic 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large loans if circumstances specific to that loan warrant a prepayment assumption. No prepayments were presumed for small homogeneous commercial loans; however, prepayment assumptions are made that consider similar prepayment factors listed above for smaller homogeneous loans. The re-measurement of loans accounted for under ASC Topic 310-30 resulted in the following changes in the carrying amount of accretable yield during the year ended December 31, 2012 (in thousands):

	December 31, 2012	December 31, 2011
Accretable yield beginning balance	$186,494	$74,329
Additions through acquisitions	—	130,321
Reclassification from non-accretable difference	60,119	45,871
Reclassification to non-accretable difference	(12,621)	(409)
Accretion	(100,407)	(63,618)

Accretable yield ending balance	$133,585	$186,494

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Below is the composition of the net book value for loans accounted for under ASC Topic 310-30 at December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012	December 31, 2011
Contractual cash flows	$1,444,279	$2,030,374
Non-accretable difference	(488,673)	(536,171)
Accretable yield	(133,585)	(186,494)

Loans accounted for under ASC Topic 310-30	$822,021	$1,307,709

Note 8 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$2,959	$3,389	$282	$4,121	$776	$11,527

Non 310-30 beginning balance	1,597	3,389	154	3,423	776	9,339
Charge-offs	(3,140)	(2,605)	(8)	(1,132)	(1,502)	(8,387)
Recoveries	284	126	4	51	334	799
Provision	4,057	2,146	173	1,669	932	8,977

Non 310-30 ending balance	2,798	3,056	323	4,011	540	10,728

310-30 beginning balance	1,362	—	128	698	—	2,188
Charge-offs	(216)	(15,578)	(144)	(872)	(19)	(16,829)
Recoveries	—	275	—	—	—	275
Provision	(1,146)	19,643	285	174	62	19,018

310-30 ending balance	—	4,340	269	—	43	4,652

Ending balance	$2,798	$7,396	$592	$4,011	$583	$15,380

Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$8	$15	$1	$51	$2	$77
Non 310-30 loans collectively evaluated for impairment	2,790	3,041	322	3,960	538	10,651
310-30 loans acquired w/deteriorated credit	—	4,340	269	—	43	4,652

Total ending allowance balance	$2,798	$7,396	$592	$4,011	$583	$15,380
Loans:
Non 310-30 individually evaluated for impairment	$15,988	$15,269	$251	$8,866	$482	$40,856
Non 310-30 collectively evaluated for impairment	171,431	223,695	125,423	423,779	30,865	975,193
310-30 loans acquired w/ deteriorated credit	83,169	566,035	47,733	106,100	18,984	822,021

Total loans	$270,588	$804,999	$173,407	$538,745	$50,331	$1,838,070

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

	Year Ended December 31, 2011
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$—	$—	$—	$—	$48	$48

Non 310-30 beginning balance	—	—	—	—	48	48
Charge-offs	(1,399)	(3,378)	—	(288)	(1,330)	(6,395)
Recoveries	4	510	—	—	181	695
Provision	2,992	6,257	154	3,711	1,877	14,991

Non 310-30 ending balance	1,597	3,389	154	3,423	776	9,339

310-30 beginning balance	—	—	—	—	—	—
Charge-offs	(3,111)	—	—	—	—	(3,111)
Recoveries	265	—	—	23	—	288
Provision	4,208	—	128	675	—	5,011

310-30 ending balance	1,362	—	128	698	—	2,188

Ending balance	$2,959	$3,389	$282	$4,121	$776	$11,527

Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$—	$608	$—	$174	$—	$782
Non 310-30 loans collectively evaluated for impairment	1,597	2,781	154	3,249	776	8,557
310-30 loans acquired w/deteriorated credit	1,362	—	128	698	—	2,188

Total ending allowance balance	$2,959	$3,389	$282	$4,121	$776	$11,527
Loans:
Non 310-30 individually evaluated for impairment	$5,374	$41,193	$29	$3,500	$1	$50,097
Non 310-30 collectively evaluated for impairment	212,967	241,899	80,546	351,103	29,730	916,245
310-30 loans acquired w/deteriorated credit	154,590	869,386	70,828	168,282	44,623	1,307,709

Total loans	$372,931	$1,152,478	$151,403	$522,885	$74,354	$2,274,051

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

During the year ended December 31, 2012, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC Topic 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in impairment of $19.0 million, which was primarily driven by impairments of $8.8 million in the land and development pools, $6.9 million of which was in the acquired Community Banks of Colorado portfolio and $1.9 million of which was in the acquired Hillcrest Bank portfolio, and impairments of $7.5 million in the commercial real estate portfolio, which included impairments of $6.2 million in the acquired Hillcrest Bank portfolio, a $0.8 million impairment in the acquired Community Banks of Colorado portfolio, and $0.4 million impairment in the acquired Bank of Choice portfolio. The commercial construction pool experienced an impairment of $3.4 million resulting from a $3.0 million impairment in the acquired Bank of Choice portfolio and a $0.4 million impairment in the acquired Community Banks of Colorado portfolio. Other notable impairments included a $0.3 million impairment in the agriculture pools and a $0.2 million impairment in the residential real estate pools. The commercial and industrial pool experienced a reversal of impairment of $1.1 million which was primarily the result of gross cash flow improvements.

In evaluating the loan portfolio for an appropriate ALL level, non-impaired loans were grouped into segments based on broad characteristics such as primary use and underlying collateral. Within the segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics for purposes of applying loss ratios and determining applicable subjective adjustments to the ALL. The application of subjective adjustments was based upon qualitative risk factors, including economic trends and conditions, industry conditions, asset quality, loss trends, lending management, portfolio growth and loan review/internal audit results. During the year ended December 31, 2012, the Company recorded $9.0 million of provision for loan losses for loans not accounted for under ASC Topic 310-30 primarily to provide for changes in credit risk inherent in the portfolio.
The Company charged off $7.6 million, net of recoveries, of non-ASC Topic 310-30 loans during the year ended December 31, 2012, $2.4 million of which was the result of an acquired large commercial and industrial loan that is not considered indicative of future charge-offs in the commercial and industrial loan category. The Company also charged off $2.6 million of acquired commercial real estate loans, primarily the result of four commercial real estate loans outside of its core market areas totaling $2.3 million. Consumer charge-offs, net of recoveries, totaled $1.2 million which is primarily the result of overdrafts on consumer accounts. Charge-offs related to residential real estate totaled $1.1 million for the year ended December 31, 2012, of which $0.6 million was related to single family residential properties and $0.5 million was related to home equity lines of credit.

Note 9 FDIC Indemnification Asset

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Below is a summary of the activity related to the FDIC indemnification asset during the years ended December 31, 2012 and 2011 (in thousands):

	For the years ended
	December 31, 2012	December 31, 2011
Balance at beginning of period	$223,402	$161,395
Additions through acquisitions	—	150,987
Accretion	(13,820)	(6,132)
FDIC portion of charge-offs exceeding fair value marks	12,554	1,252
Reduction for claims filed	(135,213)	(84,100)

Balance at end of period	$86,923	$223,402

During 2012, the Company recognized $13.8 million of negative accretion on the FDIC indemnification asset, and reduced the carrying value of the FDIC indemnification asset by $135.2 million as a result of claims filed with the FDIC as discussed below. The negative accretion resulted from an overall increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in overall expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the expected remaining lives of the underlying covered loans as an adjustment to yield. During 2012, the Company submitted $135.2 million of loss share claims to the FDIC for the reimbursable portion of losses related to the Hillcrest Bank and Community Banks of Colorado covered assets incurred during the fourth quarter of 2011 through the third quarter of 2012. Included in the $135.2 million were $12.6 million of claims related to additional losses incurred during the period that were not previously considered in the carrying amount of the indemnification asset. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. During 2012, the FDIC paid $75.9 million, $33.1 million of which was related to losses incurred during the fourth quarter of 2011 and $42.8 million of which was related to losses incurred during the nine months ended September 30, 2012 and submitted to the FDIC during the three months ended December 31, 2012. Subsequent to December 31, 2012, the Company has received $37.1 million related to claims filed in 2012 and has one remaining claim of $20.0 million that is expected to be paid during the first quarter of 2013.

Note 10 Premises and Equipment

Premises and equipment consisted of the following at December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012	December 31, 2011
Land	$29,699	$25,186
Buildings and improvements	70,480	48,933
Equipment	30,976	15,960

Total	131,155	90,079

Less: accumulated depreciation and amortization	(9,719)	(2,764)

Premises and equipment, net	$121,436	$87,315

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Premises and equipment increased $34.1 million from December 31, 2011 to December 31, 2012, primarily because the Company purchased 26 banking centers from the FDIC in connection with the Community Banks of Colorado acquisition. The Company incurred $7.1 million, $2.8 million and $0.1 million of depreciation expense during the years ended December 31, 2012, 2011 and 2010, respectively, which is included in occupancy and equipment expense.

Space in certain facilities is leased under operating leases. Below is a summary of future minimum lease payments for the years following 2012 (in thousands):

2013	$3,227
2014	3,167
2015	2,917
2016	2,660
2017	2,032
Thereafter	21,362

Total	$35,365

Note 11 Other Real Estate Owned

A summary of the activity in the OREO balances during the years ended December 31, 2012 and 2011 is as follows (in thousands):

	For the years ended December 31,
	2012	2011
Beginning balance	$120,636	$54,078
Purchases through acquisition, at fair value	—	64,084
Transfers from loan portfolio, at fair value	87,765	52,294
Impairments	(20,215)	(1,138)
Sales	(102,941)	(51,745)
Gain on sale of OREO	9,563	3,063

Ending balance	$94,808	$120,636

The OREO balance of $94.8 million at December 31, 2012 includes the interests of several outside participating banks totaling $5.3 million, for which an offsetting liability is recorded in other liabilities and excludes $10.6 million of the Company’s minority interests in OREO which are held by outside banks where the Company was not the lead bank and does not have a controlling interest, for which the Company maintains a receivable in other assets. Of the $94.8 million of OREO at December 31, 2012, $45.5 million, or 48.0%, was covered by loss sharing agreements with the FDIC. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset. During the year ended December 31, 2012, the Company sold $102.9 million of OREO and realized net gains on these sales of $9.5 million, and during the year ended December 31, 2011, the Company sold $51.7 million of OREO and realized net gains of $3.1 million.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Note 12 Goodwill and Intangible Assets

In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice, and Community Banks of Colorado transactions, the Company recorded core deposit intangible assets of $5.8 million, $21.7 million, $5.2 million, and $4.8 million, respectively. The Company is amortizing the core deposit intangibles on a straight line basis over 7 years from the date of the respective acquisitions, which represents the expected useful life of the assets. This will result in approximately $5.3 million of core deposit intangible amortization expense each year through 2017 and $1.0 million in 2018. The Company recognized core deposit intangible amortization expense of $5.3 million, $4.4 million and $0 million during 2012, 2011 and 2010, respectively.

The Company had goodwill of $59.6 million at December 31, 2012 and 2011 and $52.4 million at December 31, 2010. During 2011, the Company recorded goodwill of $7.2 million in connection with the Community Banks of Colorado acquisition. The goodwill is measured as the excess of the fair value of consideration paid over the fair value of assets acquired. No goodwill impairment was recorded during 2012, 2011 or 2010.

Note 13 Deposits

As of December 31, 2012 and December 31, 2011, deposits totaled $4.2 billion and $5.1 billion, respectively. Time deposits decreased from $2.8 billion at December 31, 2011 to $1.8 billion at December 31, 2012. The following table summarizes the Company’s time deposits, based upon contractual maturity, at December 31, 2012 and 2011, by remaining maturity (in thousands):

	December 31, 2012		December 31, 2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Three months or less	$356,446	0.78%	$746,835	1.30%
Over 3 months through 6 months	259,097	0.68%	554,740	1.15%
Over 6 months through 12 months	583,209	0.67%	1,014,949	1.23%
Over 12 months through 24 months	373,283	0.88%	309,848	1.58%
Over 24 months through 36 months	111,599	1.77%	52,879	2.01%
Over 36 months through 48 months	43,967	1.83%	54,678	2.65%
Over 48 months through 60 months	19,278	1.44%	43,550	1.89%
Thereafter	5,839	2.32%	7,117	2.77%

Total time deposits	$1,752,718	0.85%	$2,784,596	1.33%

In connection with the Company’s FDIC-assisted transactions, the FDIC provided Hillcrest Bank, Bank of Choice, and Community Banks of Colorado depositors with the right to redeem their time deposits at any time during the life of the time deposit, without penalty, unless the depositor accepts new terms. At December 31, 2012 and December 31, 2011, the Company had approximately $164.3 million and $1.1 billion, respectively, of time deposits that were subject to penalty-free withdrawals.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

The Company incurred interest expense on deposits as follows during the periods indicated (in thousands):

	For the years ended December 31,
	2012	2011	2010
Interest bearing demand deposits	$1,230	$1,091	$50
Money market accounts	3,969	4,540	414
Savings accounts	283	355	32
Time deposits	23,643	35,588	4,987

Total	$29,125	$41,574	$5,483

Note 14 Securities Sold Under Agreements to Repurchase

The following table sets forth selected information regarding repurchase agreements during the years ended 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Maximum amount of outstanding agreements at any month end during the period	$74,050	$47,597	$23,787
Average amount outstanding during the period	$52,385	$31,727	$28,739
Weighted average interest rate for the period	0.18%	0.31%	0.33%

As of December 31, 2012, 2011 and 2010, the Company had pledged mortgage-backed securities and U.S. Treasury securities with a fair value of approximately $90.9 million, $71.2 million and $42.7 million, respectively, for securities sold under agreements to repurchase. Additionally, there was $37.2 million, $20.3 million and $16.5 million of excess collateral pledged for repurchase agreements at December 31, 2012, 2011 and 2010, respectively.

The vast majority of the Company’s repurchase agreements are overnight transactions that mature the day after the transaction. At December 31, 2012, 2011 and 2010, the overnight agreements had an average interest rate of 0.18%, 0.31% and 0.25%, respectively. At December 31, 2012, 2011 and 2010, $20 thousand, $0.5 million and $235 thousand of the Company’s repurchase agreements were for periods longer than one day.

The Company does not have any borrowings, unused lines of credit, or short-term financing agreements.

Note 15 Regulatory Capital

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Company and its subsidiary bank are subject to traditional limitations on dividends and limitations through operating agreements with various regulators established in connection with the Company’s formation and early acquisitions. NBH Bank is prohibited from paying a dividend to the Company until at least the fourth quarter of 2013. The Company’s regulators did not object to the payment of a quarterly cash dividend to shareholders because doing so would not weaken the Company’s financial health.

Typically, banks are required to maintain a Tier I risk-based capital ratio of 4.00%, a total risk-based capital ratio of 8.00% and a Tier 1 leverage ratio of 4.00% in order to meet minimum, adequately capitalized regulatory requirements. To be considered well-capitalized (under prompt corrective action provisions), banks must maintain minimum capital ratios of 6.00% for Tier I risk-based capital, 10.00% for total risk-based capital and 5.00% for the Tier 1 leverage ratio. However, in connection with the approval of the de novo charter for NBH Bank, N.A., the Company has agreed with its regulators to maintain capital levels of at least 10% Tier 1 leverage ratio, 11% Tier 1 risk-based capital ratio and 12% total risk-based capital ratio through the fourth quarter of 2013.

At December 31, 2012 and December 31, 2011, as applicable, NBH Bank, N.A. and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the table below (dollars in thousands):

	December 31, 2012
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	18.2%	$962,779	N/A	N/A	4%	$211,439
NBH Bank, N.A.	16.4%	851,365	10%	$518,244	4%	207,298
Tier 1 risk-based capital ratio (2)
Consolidated	51.9%	$962,779	6%	$111,396	4%	$74,264
NBH Bank, N.A.	46.6%	851,365	11%	201,147	4%	73,144
Total risk-based capital ratio (2)
Consolidated	52.7%	$978,535	10%	$185,659	8%	$148,527
NBH Bank, N.A.	47.4%	867,121	12%	219,433	8%	146,289

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

	December 31, 2011
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	15.1%	$949,154	N/A	N/A	4%	$251,514
NBH Bank, N.A.	13.4%	828,321	10%	$616,919	4%	246,768
Tier 1 risk-based capital ratio (2)
Consolidated	49.9%	$949,154	6%	$114,077	4%	$76,051
NBH Bank, N.A.	44.2%	828,321	11%	206,258	4%	75,003
Total risk-based capital ratio (2)
Consolidated	50.5%	$960,681	10%	$190,129	8%	$152,103
NBH Bank, N.A.	44.8%	839,848	12%	225,009	8%	150,006

(1)	These ratio requirements are reflective of the agreements the Company has made with its various regulators in connection with the approval of the de novo charter for NBH Bank, N.A., as described above.

(2)	Due to the conditional guarantee represented by the loss sharing agreements, the FDIC indemnification asset and covered assets are risk-weighted at 20% for purposes of risk-based capital computations.

Note 16 FDIC Loss Sharing Income

In connection with the loss sharing agreements that the Company has with the FDIC in regard to the Hillcrest Bank and Community Banks of Colorado transactions, the Company recognizes the actual reimbursement of costs of resolution of covered assets from the FDIC through the statements of operations. The table below provides additional details of the Company’s FDIC loss sharing income during the years ended 2012, 2011, and 2010 (in thousands):

	For the years ended December 31,
	2012	2011	2010
Clawback liability amortization	(1,377)	(845)	(117)
Clawback liability remeasurement	100	(2,778)	—
Reimbursement to FDIC for gain on sale	(3,457)	(1,130)	—
Reimbursement to FDIC for recoveries	(3)	(1,227)	—
FDIC reimbursement of costs of resolution of covered assets	16,806	7,390	664

Total	$12,069	$1,410	$547

Note 17 Stock-based Compensation and Employee Benefits

The Company provides stock-based compensation in accordance with the NBH Holdings Corp. 2009 Equity Incentive Plan (the “Plan”). The Plan provides the compensation committee of the board of directors of the Company the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, stock awards, or stock bonuses to eligible persons. The aggregate number of shares of stock which may be granted under the Plan was 5,750,000 and the maximum number of restricted shares and restricted share units that may be granted was 1,725,000 at December 31, 2012.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

To date, the Company has issued stock options and restricted stock under the Plan. The compensation committee sets the option exercise price at the time of grant but in no case is the exercise price less than the fair market value of a share of stock at the date of grant. The Company used information provided by third parties, including independent valuation specialists, as required by the Plan, to assist in the determination of estimates regarding fair values associated with the Company’s stock-based compensation issued prior to the Company’s initial public offering and listing on a national exchange, including contemporaneous valuations of grant date fair values. The Company is responsible for the assumptions used therein and the resulting values. The Company performed the valuations of all stock-based compensation grants made subsequent to the Company’s initial public offering.

The Company issued stock options and restricted stock during the year ended December 31, 2012. The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The time vesting component of the restricted stock was valued at the same price as the common shares since they are assumed to be held beyond the vesting period. The market vesting component of the restricted stock was valued using a Monte Carlo Simulation with 100,000 simulation paths to assess the expected percentage of vested shares. A Geometric Brownian Motion was used for simulating the equity prices for a period of 10 years and if the restricted stock were not vested during the 10-year period it was assumed they were forfeited.

Below are the weighted average assumptions used in the Black-Scholes option pricing model and the Monte Carlo Simulation to determine fair value of the Company’s stock options and market-vesting portion of the Company’s restricted stock granted 2012:

	Black-Scholes	Monte Carlo
Risk-free interest rate	1.00%	1.10%
Expected volatility	38.19%	38.00%
Expected term (years)	5.9	10
Dividend yield	0.12%	0.00%

Prior to September 20, 2012, the Company’s shares were not publicly traded and had limited private trading. As a private entity, volatility was estimated using the calculated value method, whereby the expected volatility was calculated based on the median historical volatility of 17 comparable companies that were publicly traded, for a period commensurate with the expected term of the options. Upon becoming a public entity, the Company was subject to a change in accounting policy under the provisions of ASC Topic 718 Compensation-Stock Compensation, whereby expected volatility of grants, modifications, repurchases or cancellations that occur subsequent to the Company becoming a public entity were calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with those of the peer group. The weighting will become increasingly dependent on the Company’s own stock-price volatility as time passes, until such time that the Company’s stock has a historical volatility equal in length to that of the expected term of the awards being measured. The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term. The expected term was estimated to be the average of the contractual vesting term and time to expiration. The dividend yield was assumed to be zero for grants made prior to the initial public offering and for subsequent grants was assumed to be $0.05 per share per quarter in accordance with the Company’s dividend policy at the time of grant.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

The following table summarizes the material vesting terms of the stock options granted in 2012:

Number of Options Granted in 2012
Options are time-vested with 1/3 vesting on each of the first, second and third anniversary of the date of grant, and further subject to the Company’s shares becoming publicly listed	240,000
Options are time-vested with 1/2 vesting in July, 2014 and 1/2 vesting in July, 2015	30,000

Total options granted in 2012	270,000

The following table summarizes option activity for the year ended 2011 and 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,357,332	$20.00		$—
Granted during the three months ended March 31, 2011	203,500	20.00
Granted during the three months ended June 30, 2011	63,500	20.00
Granted during the three months ended September 30, 2011	26,500	20.00
Granted during the three months ended December 31, 2011	993,000	20.00
Forfeited	(402,500)	20.00
Surrendered	—	20.00
Exercised	—	20.00

Outstanding at December 31, 2011	3,241,332	$20.00	9.7	$—
Granted during the three months ended March 31, 2012	215,000	20.00
Granted during the three months ended June 30, 2012	25,000	20.00
Granted during the three months ended September 30, 2012	—	—
Granted during the three months ended December 31, 2012	30,000	18.23
Forfeited	(39,667)	20.00

Outstanding at December 31, 2012	3,471,665	$19.98	6.94	$22,800
Options fully vested and exercisable at December 31, 2012	2,446,999	$20.00	7.00	$—
Options expected to vest	972,641	$19.95	6.81	$21,660

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Options granted during the year ended 2012, 2011 and 2010 had weighted average grant date fair values of $8.43, $5.58 and $6.84. The following table summarizes information about the Company’s outstanding stock options at December 31, 2012:

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$18.23	30,000	9.55	$18.23	—	$—
$20.00	3,441,665	6.92	$20.00	2,446,999	$20.00

Stock option expense is included in salaries and employee benefits in the accompanying consolidated statements of operations and totaled $6.7 million, $5.9 million, and $8.0 million for 2012, 2011, and 2010, respectively. At December 31, 2012, there was $2.8 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 0.7 year.

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

The following table summarizes restricted stock activity for the year ended December 31, 2012:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	1,108,334	$15.58
Vested	(170,214)	$19.21
Granted	100,000	$16.86
Forfeited	(5,000)	$13.14
Surrendered	(81,452)	$18.97

Unvested at December 31, 2012	951,668	$14.79

As of December 31, 2012, there was $2.3 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted average period of 0.8 years. Expense related to restricted stock totaled $6.3 million, $6.6 million, and $8.6 million during 2012, 2011 and 2010, respectively, and is included in salaries and employee benefits in the Company’s consolidated statements of operations.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Note 18 Acquisition Related Costs

The Company incurred certain expenses related to the completion of its acquisitions. The company also incurred certain expenses related to other potential acquisitions that the Company did not consummate. The following tables summarize the Company’s acquisition-related costs during 2012, 2011, and 2010 (in thousands):

	2012				2011				2010
	Bank of Choice	Community Banks of Colorado	Other	Total	Bank of Choice	Community Banks of Colorado	Other	Total	Bank Midwest	Hillcrest Bank	Other	Total
Legal and advisory	$—	$114	$—	$114	$500	$584	$—	$1,084	$4,525	$3,093	$—	$7,618
Professional fees	66	467	—	533	892	1,153	—	2,045	1,310	973	1,308	3,591
Due diligence	—	223	—	223	129	1,035	642	1,806	523	258	2,086	2,867

Total	$66	$804	$—	$870	$1,521	$2,772	$642	$4,935	$6,358	$4,324	$3,394	$14,076

Note 19 Warrants

At December 31, 2012 and December 31, 2011, the Company had 830,750 outstanding warrants to purchase Company stock. The warrants were granted to certain lead stockholders of the Company, all with an exercise price of $20.00 per share. The term of the warrants is for ten years from the date of grant and the expiration dates of the warrants range from October 20, 2019 to September 30, 2020. The fair value of the warrants was estimated to be $5.5 million and $6.8 million at December 31, 2012 and 2011, respectively. The fair value of the warrants was estimated using a Black-Scholes option pricing model utilizing the following assumptions at the indicated dates:

	December 31, 2012	December 31, 2011	December 31, 2010
Risk-free interest rate	1.18%	1.56%	3.35%
Expected volatility	37.72%	34.93%	31.32%
Expected term (years)	7-8	8-9	9-10
Dividend yield	1.05%	0.00%	0.00%

The Company’s shares became publicly traded on September 20, 2012 and prior to that, had limited private trading; therefore, expected volatility was calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with the median historical volatility, for a period commensurate with the expected term of the warrants, of those of a peer group. The risk-free rate for the expected term of the warrants was based on the U.S. Treasury yield curve at the date of grant and based on the expected term. The expected term was estimated based on the contractual term of the warrants.

The Company recorded a benefit of $1.4 million and $0.1 million during 2012 and 2011, respectively, and a $44 thousand expense in 2010 in the consolidated statements of operations resulting from the change in fair value on the revaluation of the warrant liability.

Note 20 Common Stock

The Company had 46,368,483 shares of Class A common stock and 5,959,189 shares of Class B common stock outstanding as of December 31, 2012 and 44,612,344 shares of Class A common stock and 7,545,353 shares of Class B common stock outstanding as of December 31, 2011. Additionally, as of December 31, 2012 and 2011, respectively, the Company had 951,668 and 1,108,334 shares of restricted Class A common stock issued but not

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

yet vested under the NBH Holdings Corp. 2009 Equity Incentive Plan. Class A common stock possesses all of the voting power for all matters requiring action by holders of common stock, with certain limited exceptions. The Company’s certificate of incorporation provides that, except with respect to voting rights and conversion rights, the Class A common stock and Class B non-voting common stock are treated equally and identically.

Note 21 Income (Loss) Per Share

The Company had 52,327,672 and 52,157,697 shares issued and outstanding (inclusive of Class A & B) as of December 31, 2012 and 2011, respectively, inclusive of 250,000 shares of founders’ shares that were issued in 2009 at par value. Stock options, certain restricted shares and warrants are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for years ended December 31, 2012, 2011 and 2010.

The following table illustrates the computation of basic and diluted income per share for the years ended 2012, 2011, and 2010 (in thousands, except earnings (loss) per share):

	For the years ended
	2012	2011	2010
Basic earnings (loss) per share:
Income (loss) available to common stockholders (numerator)	$(543,000)	$41,963,000	$6,051,000
Weighted average common shares outstanding (denominator)	52,214,175	51,978,744	53,000,454

Basic earnings (loss) per share	$(0.01)	$0.81	$0.11

Diluted earnings (loss) per share:
Income (loss) available to common stockholders (numerator)	$(543,000)	$41,963,000	$6,051,000
Weighted average common shares outstanding	52,214,175	51,978,744	53,000,454
Plus: effect of dilutive securities
Restricted stock (with no performance restrictions)	—	125,277	—

Weighted average shares applicable to diluted earnings per share (denominator)	52,214,175	52,104,021	53,000,454

Diluted earnings (loss) per share	$(0.01)	$0.81	$0.11

The Company had 3,471,665, 3,241,332 and 2,357,332 outstanding stock options to purchase common stock at weighted average exercise prices of $19.98, $20.00 and $20.00 per share at December 31, 2012, 2011 and 2010, respectively, which were not included in the computations of diluted income per share because the options’ exercise price was greater than the average market price of the common shares during those periods. Additionally, the Company had 830,750 outstanding warrants to purchase the Company’s common stock as of December 31, 2012, 2011 and 2010. The warrants have an exercise price of $20.00, which was out-of-the-money for purposes of dilution calculations. The Company had 951,668, 1,108,334 and 1,199,168 unvested restricted shares outstanding as of December 31, 2012, 2011 and 2010, respectively, which have performance, market and

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.

Note 22 Income Taxes

(a) Income taxes

Total income taxes for the years ended December 31, 2012, 2011 and 2010 were allocated as follows (in thousands):

	For the years ended
	2012	2011	2010
Current expense:
U.S. federal	$24,987	$33,258	$291
State and local	2,826	4,942	401

Total	$27,813	$38,200	$692
Deferred (benefit) expense:
U.S. federal	$(21,078)	$(10,344)	$1,600
State and local	(2,155)	(410)	661

Total	(23,233)	(10,754)	2,261

Income tax expense	$4,580	$27,446	$2,953

(b) Tax Rate Reconciliation

Income tax expense attributable to income before taxes was $4.6 million, $27.4 million, and $3.0 million for 2012, 2011 and 2010, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following (in thousands):

	For the years ended
	2012	2011	2010
Income tax at federal statutory rate (35%)	$1,413	$24,293	$3,150
State income taxes, net of federal benefits	436	2,946	690
Valuation allowance	—	—	(720)
Stock-based compensation	49	230	—
Start-up costs	—	—	(178)
Warrant valuation	(485)	—	—
Nondeductible initial public offering related expenses	3,127	—	—
Other	40	(23)	11

Income tax expense	$4,580	$27,446	$2,953

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(c) Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below (in thousands):

	For the years ended
	2012	2011
Deferred tax assets:
Excess tax basis of acquired loans over carrying value	$10,408	$29,982
Allowance for loan losses	5,917	4,120
Intangible assets	20,855	20,705
Other real estate owned	1,788	—
Accrued stock-based compensation	11,965	8,517
Capitalized start-up costs	6,568	6,690
Accrued expenses	240	1,917
Other	142	313

Total deferred tax assets	$57,883	$72,244

Deferred tax liabilities:
FDIC indemnification asset net of clawback liability	$(19,006)	$(55,660)
Net unrealized gains on investment securities	(25,705)	(29,646)
Premises and equipment	(6,268)	(4,264)
Other real estate owned	—	(2,498)
Prepaid expenses	(691)	(1,185)
Other	(192)	(144)

Total deferred tax liabilities	(51,862)	(93,397)

Net deferred tax asset (liability)	$6,021	$(21,153)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. For the years ended December 31, 2012 and 2011, management believes a valuation allowance on the deferred tax asset is not necessary based on the current and future projected earnings of the Company. The Company has no ASC Topic 740-10 unrecognized tax benefits recorded as of December 31, 2012 and 2011 and does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company and its subsidiary bank are subject to income tax by federal, state and local government taxing authorities. The Company’s tax returns for the years ended December 31, 2009 through 2012 remain subject to examination for U.S. federal income tax authorities. The years open to examination by state and local government authorities vary by jurisdiction.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Note 23 Commitments and Contingencies

Financial instrument commitments and contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At December 31, 2012 and December 31, 2011, the Company had loan commitments totaling $305.9 million and $341.1 million, respectively, and standby letters of credit that totaled $10.7 million and $20.0 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure. Amounts funded at Hillcrest Bank and Community Banks of Colorado under non-cancelable commitments in effect at the date of acquisition are covered under the respective loss sharing agreements if certain conditions are met.

Total unfunded commitments at December 31, 2012 and December 31, 2011 were as follows (in thousands):

	December 31, 2012			December 31, 2011
	Covered	Non Covered	Total	Covered	Non Covered	Total
Commitments to fund loans
Residential	$—	$69,892	$69,892	$1,517	$30,194	$31,711
Commercial and commercial real estate	528	48,923	49,451	2,437	38,937	41,374
Construction and land development	426	6,256	6,682	3,565	776	4,341
Consumer	—	1,688	1,688	—	39,690	39,690
Credit card lines of credit	—	16,591	16,591	—	20,738	20,738
Unfunded commitments under lines of credit	22,140	133,859	155,999	68,223	135,001	203,224
Commercial and standby letters of credit	3,595	7,096	10,691	3,051	16,986	20,037

Total	$26,689	$284,305	$310,994	$78,793	$282,322	$361,115

Commitments to fund loans—Commitments to fund loans are legally binding agreements to lend to clients in accordance with predetermined contractual provisions providing there have been no violations of any conditions specified in the contract. These commitments are generally at variable interest rates and are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments are not necessarily representative of future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Credit card lines of credit—The Company extends lines of credit to clients through the use of credit cards issued by the Banks. These lines of credit represent the maximum amounts allowed to be funded, many of which will not exhaust the established limits, and as such, these amounts are not necessarily representations of future cash requirements or credit exposure.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Unfunded commitments under lines of credit—In the ordinary course of business, the Company extends revolving credit to its clients. These arrangements may require the payment of a fee.

Commercial and standby letters of credit—As a provider of financial services, the Company routinely issues commercial and standby letters of credit, which may be financial standby letters of credit or performance standby letters of credit. These are various forms of “back-up” commitments to guarantee the performance of a client to a third party. While these arrangements represent a potential cash outlay for the Company, the majority of these letters of credit will expire without being drawn upon. Letters of credit are subject to the same underwriting and credit approval process as traditional loans, and as such, many of them have various forms of collateral securing the commitment, which may include real estate, personal property, receivables or marketable securities.

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

Note 24 Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For disclosure purposes, the Company groups its financial and non-financial assets and liabilities into three different levels based on the nature of the instrument and the availability and reliability of the information that is used to determine fair value. The three levels are defined as follows:

•	Level 1—Includes assets or liabilities in which the inputs to the valuation methodologies are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2—Includes assets or liabilities in which the inputs to the valuation methodologies are based on similar assets or liabilities in inactive markets, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs other than quoted prices that are observable, such as interest rates, yield curves, volatilities, prepayment speeds, and other inputs obtained from observable market input.

•

Level 3—Includes assets or liabilities in which the inputs to the valuation methodology are based on at least one significant assumption that is not observable in the marketplace. These valuations may rely on management’s judgment and may include internally-developed model-based valuation techniques.

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. The Company classified its U.S. Treasury securities as level 1 in the fair value hierarchy as of December 31, 2012 and December 31, 2011. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At December 31, 2012 and December 31, 2011, the Company’s level 2 securities included asset backed securities, mortgage-backed securities comprised of residential mortgage pass-through securities, other residential mortgage-backed securities, and at December 31, 2011 also included other mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. All other investment securities are classified as level 3. There were no transfers between levels 1, 2 or 3 during the years ended 2012 or 2011.

Value appreciation rights issued to the FDIC—The Company measures the fair value of the VAR on a recurring basis and is based on the spread between the strike price of the VAR and the average multiple of price to tangible book value indicated by national and regional bank indices, multiplied by the maximum number of applicable units.

Warrant liability—The Company measures the fair value of the warrant liability on a recurring basis using a Black-Scholes option pricing model. The Company’s shares became publicly traded on September 20, 2012 and prior to that, had limited private trading; therefore, expected volatility was estimated based on the median historical volatility, for a period commensurate with the expected term of the warrants, of 17 comparable companies with publicly traded shares, and is deemed a significant unobservable input to the valuation model.

Clawback liability—The Company measures the net present value of expected future cash payments to be made by the Company to the FDIC that must be made within 45 days of the conclusion of the loss sharing agreements on a recurring basis. The expected cash flows are calculated in accordance with the loss sharing agreements and are based primarily on the expected losses on the covered assets, which involve significant inputs that are not market observable.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

The tables below present the financial instruments measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 on the consolidated statements of financial condition utilizing the hierarchy structure described above (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment Securities available-for-sale:
U.S. Treasury securities	$300	$—	$—	$300
Asset backed securities	—	90,003	—	90,003
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	678,017	—	678,017
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	949,289	—	949,289
Other securities	—	—	419	419

Total assets at fair value	$300	$1,717,309	$419	$1,718,028

Liabilities:
Warrant liability	$—	$—	$5,461	$5,461
Clawback liability	—	—	31,271	31,271

Total liabilities at fair value	$—	$—	$36,732	$36,732

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investment Securities available-for-sale:
U.S. Treasury securities	$3,300	$—	$—	$3,300
U.S. Government sponsored agency obligations	3,010	—	—	3,010
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,191,537	—	1,191,537
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	643,625	—	643,625
Other MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	20,808	—	20,808
Other securities	—	—	419	419

Total assets at fair value	$6,310	$1,855,970	$419	$1,862,699

Liabilities:
Value appreciation rights issued to FDIC	$—	$—	$1,767	$1,767
Warrant liability	—	—	6,845	6,845
Clawback liability	—	—	29,994	29,994

Total liabilities at fair value	$—	$—	$38,606	$38,606

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

The table below details the changes in Level 3 financial instruments during the year ended 2012 (in thousands):

	Value appreciation rights issued to FDIC	Warrant liability	Clawback liability
Balance at December 31, 2011	$1,767	$6,845	$29,994
Change in value	(1,276)	(1,384)	(100)
Accretion	—	—	1,377
Settlement	(491)	—	—

Net change in Level 3	(1,767)	(1,384)	1,277

Balance at December 31, 2012	$—	$5,461	$31,271

Fair Value of Financial Instruments Measured on a Non-recurring Basis

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During 2012, the Company measured 20 loans not accounted for under ASC Topic 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $1.9 million at December 31, 2012. During 2012, the Company added specific reserves of $2.7 million for 18 loans with carrying balances of $9.4 million at December 31, 2012. The Company also eliminated specific reserves of $1.5 million for 11 loans during 2012, primarily due to charge offs.

OREO is recorded at the lower of the loan balance or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $20.2 million of OREO impairments in its consolidated statements of financial condition during the year ended 2012, of which $14.2 million, or 70.2%, were on OREO that was covered by loss sharing agreements with the FDIC. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the year ended 2012 (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total	Losses From Fair Value Changes
Other real estate owned	$—	$—	$94,808	$94,808	$(18,530)
Impaired loans	$—	$—	$40,854	$40,854	$6,535

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the year ended 2012.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of December 31, 2012. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved. (dollars in thousands):

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Quantitative measures
Other securities	$419	Cash investment in private equity fund	Cash investment
Impaired loans	40,854	Appraised value	Appraised values
			Discount rate	0-25%
Clawback liability	31,271	Contractually defined Discounted Cash Flows	Intrinsic loss estimates Expected credit losses	$323.3 million - $405 million

			Asset purchase premium	$98 million - $182.7 million
			Discount rate	4%
			Discount period
Warrant liability	5,461	Black-Scholes	Volatility	27%-67%

Note 25 Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado acquisitions, the Company recorded all of the acquired assets and assumed liabilities at fair value at the respective dates of acquisition. The fair value of financial instruments at December 31, 2012 and December 31, 2011, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

		December 31, 2012		December 31, 2011
	Level in Fair Value Measurement Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS:
Cash and cash equivalents	Level 1	$769,180	$769,180	$1,628,137	$1,628,137
U.S. Treasury securities available-for-sale	Level 1	300	300	3,300	3,300
U.S. Government sponsored agency obligations available-for-sale	Level 1	—	—	3,010	3,010
Asset backed securities available-for-sale	Level 2	90,003	90,003	—	—
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	678,017	678,017	1,191,537	1,191,537
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	949,289	949,289	643,625	643,625
Mortgage-backed securities—other mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	—	—	20,808	20,808
Other securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	577,486	584,551	6,801	6,829
Capital stock of FHLB	Level 2	7,976	7,976	4,097	4,097
Capital stock of FRB	Level 2	25,020	25,020	25,020	25,020
Loans receivable	Level 3	1,822,690	1,835,355	2,262,524	2,272,886
Accrued interest receivable	Level 2	12,673	12,673	16,022	16,022

LIABILITIES:
Deposit transaction accounts	Level 2	2,448,001	2,448,001	2,278,457	2,278,457
Time deposits	Level 2	1,752,718	1,759,886	2,784,596	2,790,314
Securities sold under agreements to repurchase	Level 2	53,685	53,686	47,597	47,597
Due to FDIC	Level 3	31,271	31,271	69,739	69,739
Warrant liability	Level 3	5,461	5,461	6,845	6,845
Accrued interest payable	Level 2	4,239	4,239	11,017	11,017

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

Loans and covered loans

The estimated fair value of the loan portfolio is estimated using a discounted cash flow analysis using a discount rate based on interest rates offered at the respective measurement dates for loans with similar terms to borrowers of similar credit quality. The allowance for loan losses is considered a reasonable estimate of any required adjustment to fair value to reflect the impact of credit risk. The estimates of fair value do not incorporate the exit-price concept prescribed by ASC Topic 820 Fair Value Measurements and Disclosures.

Accrued interest receivable

Accrued interest receivable has a short-term nature and the estimated fair value is equal to the carrying value.

Deposits

The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits, taking into account the option for early withdrawal. The discount rate is estimated using the rates offered by the Company, at the respective measurement dates, for deposits of similar remaining maturities.

Securities sold under agreements to repurchase

The vast majority of the Company’s repurchase agreements are overnight transactions that mature the day after the transaction, and as a result of this short-term nature, the estimated fair value is equal to the carrying value.

Due to FDIC

The amount due to FDIC is specified in the purchase agreements and, as it relates to the clawback liability, is discounted to reflect the uncertainty in the timing and payment of the amount due by the Company. The amounts due to the FDIC in connection with the value appreciation rights is fully described in note 4.

Warrant liability

The warrant liability is estimated using a Black-Scholes model, the assumptions of which are detailed in note 19.

Accrued interest payable

Accrued interest payable has a short-term nature and the estimated fair value is equal to the carrying value.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Note 26 Parent Company Only Financial Statements

Parent company only financial information for National Bank Holdings Corporation is summarized as follows:

Condensed Statements of Financial Condition

(In thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$100,642	$113,602
Investment in subsidiaries	979,145	967,895
Other assets	2,203	3,490

Total assets	$1,081,990	$1,084,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	(8,569)	(3,742)

Total liabilities	(8,569)	(3,742)
Stockholders’ equity	1,090,559	1,088,729

Total liabilities and stockholders’ equity	$1,081,990	$1,084,987

Condensed Statements of Operations

(In thousands)

	2012	2011	2010
Interest income	$255	$649	$2,330
Undistributed equity from subsidiaries	17,699	56,076	30,798
Other income	—	—	8

Total income	17,954	56,725	33,136

Expenses
Salaries and employee benefits	15,934	14,675	22,234
Other expenses	9,216	4,898	3,435
Transaction/due diligence expense	—	1,046	13,117

Total expenses	25,150	20,619	38,786
Operating income (loss)	(7,196)	36,106	(5,650)
Income tax benefit	(6,653)	(5,857)	(11,701)

Net income (loss)	$(543)	$41,963	$6,051

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Condensed Statements of Cash Flows

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(543)	$41,963	$6,051
Undistributed equity from subsidiaries	(17,699)	(56,076)	(30,798)
Stock-based compensation expense	13,078	12,564	16,612
Other	(3,530)	(3,127)	(10,080)

Net cash used in operating activities	(8,694)	(4,676)	(18,215)

Cash flows from investing activities:
Payments for investments in and advances to subsidiaries	—	(274,000)	(560,000)
Purchases of premises and equipment	(10)	(511)	(149)

Net cash used in investing activities	(10)	(274,511)	(560,149)

Cash flows from financing activities:
Issuance (repurchase) of common stock	(4)	2	(127,641)
Issuance of vested restricted stock	(1,588)	(496)	—
Payment of dividends	(2,664)	—	—

Net cash used in financing activities	(4,256)	(494)	(127,641)

Net decrease in cash and cash equivalents	(12,960)	(279,681)	(706,005)
Cash and cash equivalents at beginning of the year	113,602	393,283	1,099,288

Cash and cash equivalents at end of the year	$100,642	$113,602	$393,283

Note 27 Quarterly Results of Operations (unaudited)

The following is a summary of quarterly results (in thousands, except per share data):

	December 31, 2012
	Fourth quarter	Third quarter	Second quarter	First quarter	Total
Interest and dividend income	$54,708	$56,042	$59,845	$62,890	$233,485
Interest expense	5,124	6,546	7,932	9,632	29,234

Net interest income before provision for loan losses	49,584	49,496	51,913	53,258	204,251
Provision for loan losses	2,670	5,263	12,226	7,836	27,995

Net interest income after provision for loan losses	46,914	44,233	39,687	45,422	176,256
Non-interest income	8,997	8,063	10,049	10,270	37,379
Non-interest expense	51,367	59,957	45,301	52,973	209,598

Income (loss) before income taxes	4,544	(7,661)	4,435	2,719	4,037
Income tax expense	1,541	230	1,733	1,076	4,580

Net income (loss)	$3,003	$(7,891)	$2,702	$1,643	$(543)

Earnings (loss) per common share, basic	$0.06	$(0.15)	$0.05	$0.03	$(0.01)
Earnings (loss) per common share, diluted	$0.06	$(0.15)	$0.05	$0.03	$(0.01)

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

	December 31, 2011
	Fourth quarter	Third quarter	Second quarter	First quarter	Total
Interest and dividend income	$60,939	$50,567	$44,286	$41,367	$197,159
Interest expense	10,948	9,814	9,845	11,089	41,696

Net interest income before provision for loan losses	49,991	40,753	34,441	30,278	155,463
Provision for loan losses	3,556	3,760	8,791	3,895	20,002

Net interest income after provision for loan losses	46,435	36,993	25,650	26,383	135,461
Bargain purchase gain	—	60,520	—	—	60,520
Non-interest income	5,327	3,546	9,473	10,620	28,966
Non-interest expense	45,731	46,659	32,295	30,853	155,538

Income before income taxes	6,031	54,400	2,828	6,150	69,409
Income tax expense	3,578	20,648	1,143	2,077	27,446

Net income	$2,453	$33,752	$1,685	$4,073	$41,963

Earnings per common share, basic	$0.05	$0.65	$0.03	$0.08	$0.81
Earnings per common share, diluted	$0.05	$0.65	$0.03	$0.08	$0.81

	December 31, 2010
	Fourth quarter	Third quarter	Second quarter	First quarter	Total
Interest and dividend income	$19,609	$698	$554	$561	$21,422
Interest expense	5,512	—	—	—	5,512

Net interest income before provision for loan losses	14,097	698	554	561	15,910
Provision for loan losses	88	—	—	—	88

Net interest income after provision for loan losses	14,009	698	554	561	15,822
Bargain purchase gain	37,778	—	—	—	37,778
Non-interest income	4,377	—	—	8	4,385
Non-interest expense	40,296	2,617	3,960	2,108	48,981

Income (loss) before income taxes	15,868	(1,919)	(3,406)	(1,539)	9,004
Income tax expense	2,953	—	—	—	2,953

Net income (loss)	$12,915	$(1,919)	$(3,406)	$(1,539)	$6,051

Earnings (loss) per common share, basic	$0.25	$(0.04)	$(0.07)	$(0.03)	$0.11
Earnings (loss) per common share, diluted	$0.25	$(0.04)	$(0.07)	$(0.03)	$0.11

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control —Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

None.

Item 9B.	OTHER INFORMATION.

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

The information required by Items 401, 405 and 407 (d)(4) and (d)(5) of Regulation S-K regarding executive officers will be included under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Committees of the Board – Audit and Risk Committee” and “Audit and Risk Committee Report” in the definitive proxy statement. That information is incorporated herein by reference.

The Company’s Supplemental Code of Ethics for CEO and Senior Financial Officers, which applies to the CEO, Chief Financial Officer and Principal Accounting Officer, is available at www.nationalbankholdings.com. Amendments to, and waivers of, the code of ethics are publicly disclosed as required by applicable law, regulation or rule.

Item 11.	EXECUTIVE COMPENSATION.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K regarding executive compensation will be included under the captions “Executive Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement. That information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 201(d) and 403 of Regulation S-K will be included under the caption “Principal Shareholders” in the definitive proxy statement. That information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Items 404 and 407(a) of Regulation S-K will be included under the captions “Director Independence” and “Related Person Transactions” in the definitive proxy statement. That information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 9(e) of Schedule 14A will be included under the captions “Audit and Risk Committee Pre-Approval Policies and Procedures” and “KPMG Fees” in the definitive proxy statement. That information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 18, 2013, on its behalf by the undersigned, thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ G. Timothy Laney
G. Timothy Laney
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2013, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ G. TIMOTHY LANEY
G. Timothy Laney,
President, Chief Executive Officer and Director
(principal executive officer)

/s/ BRIAN F. LILLY
Brian F. Lilly,
Chief Financial Officer
(principal financial officer)

/s/ H. WAYNE MCGAUGH
H. Wayne McGaugh,
Chief Accounting Officer
(principal accounting officer)

FRANK V. CAHOUET*
Frank V. Cahouet, Chairman

RALPH W. CLERMONT*
Ralph W. Clermont, Director

ROBERT E. DEAN*
Robert E. Dean, Director

LAWRENCE K. FISH*
Lawrence K. Fish, Director

MICHO F. SPRING*
Micho F. Spring, Director

BURNEY S. WARREN, III*
Burney S. Warren, III, Director

*	Mark W. Yonkman, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: March 18, 2013

By:	/s/ MARK W. YONKMAN
Mark W. Yonkman, as Attorney-In-Fact

INDEX TO EXHIBITS

2.1	Purchase and Assumption Agreement, dated as of July 6, 2010, among the Federal Deposit Insurance Corporation, Receiver of Hillcrest Bank, Overland Park, Kansas, the Federal Deposit Insurance Corporation and Hillcrest Bank, National Association (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated herein by reference to Exhibit 2.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)†

2.2	Amended and Restated Purchase Agreement by and among Dickinson Financial Corporation, Bank Midwest, N.A. and NBH Holdings Corp. (on behalf of itself and its to-be-formed national banking association subsidiary), dated as of August 31, 2010 (incorporated herein by reference to Exhibit 2.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)†

2.3	Purchase and Assumption Agreement, dated as of July 22, 2011, among the Federal Deposit Insurance Corporation, Receiver of Bank of Choice, Greeley Colorado, the Federal Deposit Insurance Corporation and Bank Midwest, National Association (incorporated herein by reference to Exhibit 2.3 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)†

2.4	Purchase and Assumption Agreement, dated as of October 21, 2011, among the Federal Deposit Insurance Corporation, Receiver of Community Banks of Colorado, the Federal Deposit Insurance Corporation and Bank Midwest, National Association (incorporated herein by reference to Exhibit 2.4 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)†

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

4.2	Registration Rights Agreement, dated as of October 20, 2009, by and between NBH Holdings Corp. and FBR Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

4.3	Amendment No. 1, dated as of July 20, 2011, to the Registration Rights Agreement, dated as of October 20, 2009 by and between NBH Holdings Corp. and FBR Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.3 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.1	Employment Agreement, dated May 22, 2010, between G. Timothy Laney and NBH Holdings Corp. (incorporated herein by reference to Exhibit 10.1 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.2	NBH Holdings Corp. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)^

10.3	Value Appreciation Instrument Agreement, dated as of October 22, 2010 by and between NBH Holdings Corp. and the Federal Deposit Insurance Corporation (incorporated herein by reference to Exhibit 10.3 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.4	Value Appreciation Instrument Agreement, dated as of July 22, 2011 by and between NBH Holdings Corp. and the Federal Deposit Insurance Corporation (incorporated herein by reference to Exhibit 10.4 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.5	Value Appreciation Instrument Agreement, dated as of October 21, 2011 by and among NBH Holdings Corp., Bank Midwest, National Association and the Federal Deposit Insurance Corporation (incorporated herein by reference to Exhibit 10.5 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.6	Form of Indemnification Agreement between NBH Holdings Corp. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.7	Employment Agreement, dated October 24, 2011, by and between Richard U. Newfield and NBH Holdings Corp. (incorporated herein by reference to Exhibit 10.7 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.8	Employment Agreement, dated October 15, 2011, by and between Thomas M. Metzger and NBH Holdings Corp. (incorporated herein by reference to Exhibit 10.8 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.9	Letter Agreement dated February 13, 2012, by and between Brian F. Lilly and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.9 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.10	Employment Agreement dated August 18, 2012, by and between Kathryn M. Hinderhofer and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.10 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.11	Senior Executive Bonus Plan (incorporated herein by reference to Exhibit 10.11 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)^

10.12	Letter Agreement dated November 7, 2011, by and between James B. Fitzgerald and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.12 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)^

10.13	Amendment to NBH Holdings Corp. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.13 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.14	Form of NBH Holdings Corp. 2009 Equity Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors) (incorporated herein by reference to Exhibit 10.14 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.15	Form of NBH Holdings Corp. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement (For Management) (incorporated herein by reference to Exhibit 10.15 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

21.1	Subsidiaries of National Bank Holdings Corporation

23.1	Consents of experts and counsel

24.1	Power of attorney

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail*

†	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedules or similar attachment to the SEC upon request.
*	This information is deemed furnished, not filed.
^	Indicates a management contract or compensatory plan.