Form 10-Q
period 2013-03-31
National Bank Holdings Corp
filed 2013-05-14
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013 NBHC had outstanding 46,298,876 shares of Class A voting common stock, and 5,967,619 shares of Class B non-voting common stock, each with $0.01 par value per share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “would,” “should,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties. Our actual results could differ materially from those expressed in or contemplated by such forward-looking statements as a result of a variety of factors, some of which are more fully described in Part II under the caption “Risk Factors.”

Any or all of our forward-looking statements in this report may turn out to be inaccurate. The inclusion of such forward-looking statements should not be regarded as a representation by us that we will achieve the results expressed in or contemplated by such forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, liquidity, results of operations, business strategy and growth prospects. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed in or contemplated by the forward looking statements, including, but not limited to:

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

All forward-looking statements are necessarily only estimates of future results. Accordingly, actual results may differ materially from those expressed in or contemplated by the particular forward-looking statement, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statement is qualified in its entirety by reference to the matters discussed elsewhere in this report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$57,446	$90,505
Due from Federal Reserve Bank of Kansas City	266,290	579,267
Federal funds sold and interest bearing bank deposits	95,457	99,408

Cash and cash equivalents	419,193	769,180

Investment securities available-for-sale (at fair value)	2,106,882	1,718,028
Investment securities held-to-maturity (fair value of $522,867 and $584,551 at March 31, 2013 and December 31, 2012, respectively)	517,017	577,486
Non-marketable securities	32,947	32,996

Loans (including covered loans of $537,096 and $608,222 at March 31, 2013 and December 31, 2012, respectively)	1,765,450	1,832,702
Allowance for loan losses	(12,889)	(15,380)

Loans, net	1,752,561	1,817,322

Loans held for sale	7,034	5,368
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, net	75,698	86,923
Other real estate owned	83,330	94,808
Premises and equipment, net	121,082	121,436
Goodwill	59,630	59,630
Intangible assets, net	26,239	27,575
Other assets	55,930	100,023

Total assets	$5,257,543	$5,410,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$654,002	$677,985
Interest bearing demand deposits	487,222	529,996
Savings and money market	1,263,083	1,240,020
Time deposits	1,656,494	1,752,718

Total deposits	4,060,801	4,200,719

Securities sold under agreements to repurchase	53,110	53,685
Due to FDIC	31,011	31,271
Other liabilities	25,878	34,541

Total liabilities	4,170,800	4,320,216

Stockholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 million shares authorized and 53,266,577 and 53,279,579 shares issued and 52,314,909 and 52,327,672 shares outstanding at March 31, 2013 and December 31, 2012, respectively	523	523
Additional paid in capital	1,007,401	1,006,194
Retained earnings	42,692	43,273
Treasury stock of 240 shares at December 31, 2012, at cost	—	(4)
Accumulated other comprehensive income, net of tax	36,127	40,573

Total stockholders’ equity	1,086,743	1,090,559

Total liabilities and stockholders’ equity	$5,257,543	$5,410,775

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended,
	March 31, 2013	March 31, 2012
Interest and dividend income:
Interest and fees on loans	$36,135	$46,591
Interest and dividends on investment securities	13,248	15,106
Dividends on non-marketable securities	394	381
Interest on interest-bearing bank deposits	321	812

Total interest and dividend income	50,098	62,890

Interest expense:
Interest on deposits	4,511	9,603
Interest on borrowings	18	29

Total interest expense	4,529	9,632
Net interest income before provision for loan losses	45,569	53,258
Provision for loan losses	1,417	7,836

Net interest income after provision for loan losses	44,152	45,422

Non-interest income:
FDIC indemnification asset accretion	(4,669)	(3,687)
FDIC loss sharing income	3,276	3,699
Service charges	3,687	4,376
Bank card fees	2,469	2,301
Gain on sales of mortgages, net	306	309
Gain on sale of securities, net	—	674
Gain on recoveries of previously charged-off acquired loans	443	1,533
Other non-interest income	1,639	1,065

Total non-interest income	7,151	10,270

Non-interest expense:
Salaries and employee benefits	22,956	22,413
Occupancy and equipment	5,965	4,537
Professional fees	1,396	2,671
Telecommunications and data processing	3,469	3,731
Marketing and business development	1,379	918
Supplies and printing	356	379
Other real estate owned expenses	4,719	8,621
Problem loan expenses	2,331	1,711
Intangible asset amortization	1,336	1,336
FDIC deposit insurance	1,047	1,351
ATM/debit card expenses	1,005	775
Initial public offering related expenses	—	321
Acquisition related costs	—	855
Loss (gain) from the change in fair value of warrant liability	(627)	726
Other non-interest expense	2,552	2,628

Total non-interest expense	47,884	52,973

Income before income taxes	3,419	2,719
Income tax expense	1,337	1,076

Net income	$2,082	$1,643

Income per share—basic	$0.04	$0.03
Income per share—diluted	$0.04	$0.03
Weighted average number of common shares outstanding:
Basic	52,320,622	52,176,863
Diluted	52,346,525	52,303,771

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	For the three months ended March 31,
	2013	2012
Net income	$2,082	$1,643

Other comprehensive loss, net of tax:
Securities available-for-sale:
Net unrealized losses arising during the period, net of tax benefit of $1,872 and $439 for the three months ended March 31, 2013 and 2012, respectively	(2,501)	(755)
Reclassification adjustment for net securities gains included in net income, net of tax expense of $0 and $263 for the three months ended March 31, 2013 and 2012, respectively	—	(411)
Reclassification adjustment for net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity, net of tax of $0 and $15,159 for the three months ended March 31, 2013 and 2012, respectively	—	(23,711)

	$(2,501)	$(24,877)
Net unrealized holding gains on securities transferred between available-for-sale to held-to-maturity:
Net unrealized holding gains on securities transferred, net of tax of $0 and $15,159 for the three months ended March 31, 2013 and 2012, respectively	—	23,711
Less: amortization of net unrealized holding gains to income, net of tax benefit of $1,218 and $0 for the three months ended March 31, 2013 and 2012	(1,945)	—

	(1,945)	23,711
Other comprehensive loss	(4,446)	(1,166)

Comprehensive income (loss)	$(2,364)	$477

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2013 and 2012

(In thousands, except share and per share data)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income, net	Total
Balance, December 31, 2011	$522	$994,705	$46,480	$—	$47,022	$1,088,729
Stock-based compensation	—	2,183	—	—	—	2,183
Net income	—	—	1,643	—	—	1,643
Other comprehensive loss	—	—	—	—	(1,166)	(1,166)

Balance, March 31, 2012	522	996,888	48,123	—	45,856	1,091,389

Balance, December 31, 2012	523	1,006,194	43,273	(4)	40,573	1,090,559
Stock-based compensation	—	1,441	—	—	—	1,441
(Purchase) /retirement of treasury shares	—	(234)	—	4	—	(230)
Dividends paid ($0.05 per share)	—	—	(2,663)	—	—	(2,663)
Net income	—	—	2,082	—	—	2,082
Other comprehensive loss	—	—	—	—	(4,446)	(4,446)

Balance, March 31, 2013	$523	$1,007,401	$42,692	$—	$36,127	$1,086,743

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,082	$1,643
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,417	7,836
Depreciation and amortization	3,812	2,498
Gain on sale of securities, net	—	(674)
Current income tax benefit	(6,739)	(3,102)
Deferred income tax benefit	(3,574)	(14,840)
Discount accretion, net of premium amortization	5,466	960
Loan accretion	(24,293)	(37,417)
Net gain on sale of mortgage loans	(306)	(309)
Proceeds from sales of loans held for sale	10,921	12,987
Amortization of indemnification asset	4,669	3,687
Gain on the sale of other real estate owned, net	(1,805)	(849)
Impairment on other real estate owned	4,526	5,089
Stock-based compensation	1,441	2,183
Decrease in due to FDIC, net	(260)	(323)
Decrease (increase) in other assets	409	(4,755)
Decrease in other liabilities	(3,443)	(6,561)

Net cash used in operating activities	(5,677)	(31,947)

Cash flows from investing activities:
Sale of FHLB stock	49	30
Sales of investment securities available-for-sale	—	20,794
Maturities of investment securities available-for-sale	158,532	120,546
Maturities of investment securities held-to-maturity	57,599	107
Purchase and settlement of investment securities available-for-sale	(554,355)	(773,774)
Net decrease in loans	58,313	158,055
Purchase of premises and equipment	(2,122)	(31,941)
Proceeds from sales of other real estate owned	25,726	12,676
Decrease in FDIC indemnification asset	55,287	6,079

Net cash provided by investing activities	(200,971)	(487,428)

Cash flows from financing activities:
Net decrease in deposits	(139,918)	(290,904)
Increase (decrease) in repurchase agreements	(575)	26,453
Payment of dividends	(2,616)	—
Repurchase of common stock	(230)	—

Net cash used in financing activities	(143,339)	(264,451)

Decrease in cash and cash equivalents	(349,987)	(783,826)
Cash and cash equivalents at beginning of period	769,180	1,628,137

Cash and cash equivalents at end of period	$419,193	$844,311

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,906	$12,897
Cash paid during the period for taxes	$8,580	$17,459
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$17,043	$40,899
FDIC indemnification asset claims transferred to other assets	$9,132	$32,361
Available-for-sale investment securities transferred to investment securities held-to-maturity	$—	$754,063

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

Note 1 Basis of Presentation

National Bank Holdings Corporation (the “Company”) is a bank holding company that was incorporated in the State of Delaware in June 2009 with the intent to acquire and operate community banking franchises and other complementary businesses in targeted markets. The accompanying unaudited consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, NBH Bank, N.A. NBH Bank, N.A. is the resulting entity from the Company’s acquisitions to date and it offers consumer and commercial banking through 101 full-service banking centers that are predominately located in the greater Kansas City area and Colorado.

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies, however, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years’ amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

The Company’s significant accounting policies followed in the preparation of the consolidated financial statements are disclosed in Note 2 of the audited financial statements and notes for the year ended December 31, 2012 and are contained in the Company’s Annual Report on Form 10-K, referenced above. GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of the FDIC indemnification asset and clawback liability, the valuation of other real estate owned (“OREO”), the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the deferred tax assets, the evaluation of investment securities for other-than-temporary impairment (“OTTI”), the fair values of financial instruments, the allowance for loan losses (“ALL”), and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

Note 2 Recent Accounting Pronouncements

Accounting for Indemnification Assets—In October 2012, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) 2012-06 Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This guidance clarified that any amortization of changes in the value of an indemnification asset should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This guidance resulted in no changes to the accounting for the Company’s indemnification asset.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income—In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Entities are also required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same accounting period. Other amounts that are not required to be reclassified to net income are to be cross-referenced to other disclosures that provide additional detail about those amounts. The Company was required to adopt this update retrospectively for the quarter ended March 31, 2013. Adoption of this update affects the presentation of the components of comprehensive income in the Company’s financial statements, but did not have an impact on the Company’s consolidated statements of financial condition, results of operations or liquidity.

Disclosures About Offsetting Assets and Liabilities—In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. Under the ASU, an entity will be required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. In January 2013, the FASB released ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amended ASU 2011-11 to specifically include only derivatives accounted for under Topic 815, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The adoption of these accounting pronouncements did not have a material impact on the Company’s consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $2.6 billion at March 31, 2013, an increase from $2.3 billion at December 31, 2012. Included in the aforementioned $2.6 billion was $2.1 billion of available-for-sale securities and $517.0 million of held-to-maturity securities.

Available-for-sale

Available-for-sale investment securities are summarized as follows as of the dates indicated (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset backed securities	$68,253	$76	$—	$68,329
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	602,092	17,519	(1)	619,610
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,403,209	17,047	(1,732)	1,418,524
Other securities	419	—	—	419

Total	$2,073,973	$34,642	$(1,733)	$2,106,882

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$300	$—	$—	$300
Asset backed securities	89,881	122	—	90,003
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	658,169	19,849	(1)	678,017
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	931,979	17,630	(320)	949,289
Other securities	419	—	—	419

Total	$1,680,748	$37,601	$(321)	$1,718,028

At March 31, 2013 and December 31, 2012, mortgage-backed securities represented 96.7% and 94.7%, respectively, of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	March 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$16	$(1)	$16	$(1)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	432,755	(1,732)	—	—	432,755	(1,732)

Total	$432,755	$(1,732)	$16	$(1)	$432,771	$(1,733)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$17	$—	$8	$(1)	$25	$(1)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	130,686	(320)	—	—	130,686	(320)

Total	$130,703	$(320)	$8	$(1)	$130,711	$(321)

Management evaluated all of the securities in an unrealized loss position and concluded that no other-than-temporary-impairment existed at March 31, 2013 or December 31, 2012. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The Company pledges certain securities as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $82.7 million at March 31, 2013 and $89.2 million December 31, 2012. The decrease of pledged available-for-sale investment securities was primarily attributable to paydowns on the underlying securities during the three months ended March 31, 2013. Certain investment securities may also be pledged as collateral should the Company utilize its line of credit at the FHLB of Des Moines; however, no investment securities were pledged for this purpose at March 31, 2013 or December 31, 2012.

The table below summarizes the contractual maturities, as of the last scheduled repayment date, of the available-for-sale investment portfolio as of March 31, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	68,258	68,333
Due after five years through ten years	238,841	242,408
Due after ten years	1,766,455	1,795,722
Other securities	419	419

Total investment securities available-for-sale	$2,073,973	$2,106,882

Actual maturities of mortgage-backed securities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.6 years as of March 31, 2013 and 3.4 years as of December 31, 2012. This estimate is based on assumptions and actual results may differ. Other securities of $0.4 million have no stated contractual maturity date as of March 31, 2013.

Held-to-maturity

At March 31, 2013 and December 31, 2012 the Company held $517.0 million and $577.5 million of held-to-maturity investment securities, respectively. During the first quarter of 2012 the Company transferred securities with a fair value of $754.1 million from

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

an available-for-sale classification to the held-to-maturity classification. During the three month ended March 31, 2013 the Company has not purchased or sold any held-to-maturity securities. Held-to-maturity investment securities are summarized as follows as of the dates indicated (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$517,017	$5,850	$—	$522,867

Total investment securities held-to-maturity	$517,017	$5,850	$—	$522,867

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$577,486	$7,065	$—	$584,551

Total investment securities held-to-maturity	$577,486	$7,065	$—	$584,551

The table below summarizes the contractual maturities, as of the last scheduled repayment date, of the held-to-maturity investment portfolio at March 31, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	517,017	522,867
Other securities	—	—

Total investment securities held-to-maturity	$517,017	$522,867

The carrying value of held-to-maturity investment securities pledged as collateral totaled $139.1 million and $127.9 million at March 31, 2013 and December 31, 2012, respectively. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of March 31, 2013 and December 31, 2012 was 3.8 years. This estimate is based on assumptions and actual results may differ.

Note 4 Loans

The loan portfolio is comprised of loans that were acquired in connection with the Company’s acquisitions of Bank of Choice and Community Banks of Colorado in 2011, Hillcrest Bank and Bank Midwest in 2010, and new loans originated by the Company. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transactions are covered by loss sharing agreements with the FDIC, and covered loans are presented separately from non-covered loans due to the FDIC loss sharing agreements associated with these loans. Covered loans comprised 30.4% of the total loan portfolio at March 31, 2013, compared to 33.2% of the total loan portfolio at December 31, 2012.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

The carrying value of loans are net of discounts on loans excluded from Accounting Standards Codification (“ASC”) Topic 310-30 Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and fees and costs of $16.3 million and $20.4 million as of March 31, 2013 and December 31, 2012, respectively. The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30 and loans covered by the FDIC loss sharing agreements as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	ASC 310-30 Loans	Non ASC 310-30 Loans	Total Loans	% of Total
Commercial	$78,928	$185,802	$264,730	15.0%
Commercial real estate	490,608	256,132	746,740	42.3%
Agriculture	46,580	118,157	164,737	9.3%
Residential real estate	101,386	446,185	547,571	31.0%
Consumer	12,747	28,925	41,672	2.4%

Total	$730,249	$1,035,201	$1,765,450	100.0%

Covered	$466,677	$70,419	$537,096	30.4%
Non-covered	263,572	964,782	1,228,354	69.6%

Total	$730,249	$1,035,201	$1,765,450	100.0%

	December 31, 2012
	ASC 310-30 Loans	Non ASC 310-30 Loans	Total Loans	% of Total
Commercial	$83,169	$187,419	$270,588	14.8%
Commercial real estate	566,035	238,964	804,999	43.9%
Agriculture	47,733	125,674	173,407	9.5%
Residential real estate	106,100	427,277	533,377	29.1%
Consumer	18,984	31,347	50,331	2.7%

	$822,021	$1,010,681	$1,832,702	100.0%

Covered	$527,948	$80,274	$608,222	33.2%
Non-covered	294,073	930,407	1,224,480	66.8%

Total	$822,021	$1,010,681	$1,832,702	100.0%

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC Topic 310-30 were not classified as non-performing assets at the respective acquisition dates, at March 31, 2013 or at December 31, 2012 as the carrying value of the respective pools’ cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows, was recognized on all acquired loans accounted for under ASC Topic 310-30.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

Pooled loans accounted for under ASC Topic 310-30 that are 90 days or more past due and still accreting are considered to be performing and are included in loans 90 days or more past due and still accruing. At March 31, 2013 and December 31, 2012, $18.0 million and $23.1 million, respectively, of loans accounted for outside the scope of ASC Topic 310-30 were on non-accrual. Loan delinquency for all loans is shown in the following tables at March 31, 2013 and December 31, 2012, respectively (in thousands):

	Total Loans March 31, 2013
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial	$327	$1,751	$498	$2,576	$183,226	$185,802	$—	$2,887

Commercial real estate
Construction	—	—	131	131	6,942	7,073	131	—
Acquisition/development	47	—	14	61	9,662	9,723	—	15
Multifamily	—	—	—	—	12,679	12,679	—	191
Owner-occupied	95	—	209	304	62,408	62,712	—	850
Non owner-occupied	1,130	243	5,123	6,496	157,449	163,945	—	7,834

Total commercial real estate	1,272	243	5,477	6,992	249,140	256,132	131	8,890

Agriculture	1,216	—	—	1,216	116,941	118,157	—	227

Residential real estate
Sr lien	1,884	327	1,238	3,449	392,683	396,132	—	5,418
Jr lien	405	9	146	560	49,493	50,053	42	274

Total residential real estate	2,289	336	1,384	4,009	442,176	446,185	42	5,692

Consumer	392	24	3	419	28,506	28,925	3	269

Total loans excluded from ASC 310-30	5,496	2,354	7,362	15,212	1,019,989	1,035,201	176	17,965

Covered loans excluded from ASC 310-30	186	1,751	472	2,409	68,010	70,419	—	4,082
Non-covered loans excluded from ASC 310-30	5,310	603	6,890	12,803	951,979	964,782	176	13,883

Total loans excluded from ASC 310-30	5,496	2,354	7,362	15,212	1,019,989	1,035,201	176	17,965

Loans accounted for under ASC 310-30
Commercial	668	523	6,239	7,430	71,498	78,928	6,239	—
Commercial real estate	13,047	8,999	97,950	119,996	370,612	490,608	97,950	—
Agriculture	656	—	2,637	3,293	43,287	46,580	2,637	—
Residential real estate	3,396	721	5,052	9,169	92,217	101,386	5,052	—
Consumer	171	18	597	786	11,961	12,747	597	—

Total loans accounted for under ASC 310-30	17,938	10,261	112,475	140,674	589,575	730,249	112,475	—

Covered loans accounted for under ASC 310-30	10,502	8,546	88,361	107,409	359,268	466,677	88,361	—
Non-covered loans accounted for under ASC 310-30	7,436	1,715	24,114	33,265	230,307	263,572	24,114	—

Total loans accounted for under ASC 310-30	17,938	10,261	112,475	140,674	589,575	730,249	112,475	—

Total loans	$23,434	$12,615	$119,837	$155,886	$1,609,564	$1,765,450	$112,651	$17,965

Covered loans	$10,688	$10,297	$88,833	$109,818	$427,278	$537,096	$88,361	$4,082
Non-covered loans	12,746	2,318	31,004	46,068	1,182,286	1,228,354	24,290	13,883

Total loans	$23,434	$12,615	$119,837	$155,886	$1,609,564	$1,765,450	$112,651	$17,965

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

	Total Loans December 31, 2012
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual

Loans excluded from ASC 310-30
Commercial	$846	$148	$1,122	$2,116	$185,303	$187,419	$—	$4,500

Commercial real estate
Construction	—	—	—	—	3,915	3,915	—	—
Acquisition development	1,948	—	—	1,948	8,485	10,433	—	75
Multifamily	—	—	34	34	13,387	13,421	—	237
Owner-occupied	97	106	1,074	1,277	56,490	57,767	—	3,365
Non owner-occupied	—	122	5,123	5,245	148,183	153,428	—	7,992

Total commercial real estate	2,045	228	6,231	8,504	230,460	238,964	—	11,669

Agriculture	33	40	11	84	125,590	125,674	—	251

Residential real estate
Sr lien	1,261	119	1,825	3,205	373,243	376,448	22	5,815
Jr lien	181	—	110	291	50,538	50,829	—	593

Total residential real estate	1,442	119	1,935	3,496	423,781	427,277	22	6,408

Consumer	447	48	3	498	30,849	31,347	3	291

Total loans excluded from ASC 310-30	4,813	583	9,302	14,698	995,983	1,010,681	25	23,119

Covered loans excluded from ASC 310-30	75	51	2,062	2,188	78,086	80,274	—	6,045
Non-covered loans excluded from ASC 310-30	4,738	532	7,240	12,510	917,897	930,407	25	17,074

Total loans excluded from ASC 310-30	4,813	583	9,302	14,698	995,983	1,010,681	25	23,119

Loans accounted for under ASC 310-30
Commercial	521	563	5,621	6,705	76,464	83,169	5,621	—
Commercial real estate	10,060	3,928	129,656	143,644	422,391	566,035	129,656	—
Agriculture	1,247	16	2,768	4,031	43,702	47,733	2,768	—
Residential real estate	1,247	207	5,463	6,917	99,183	106,100	5,463	—
Consumer	297	327	3,253	3,877	15,107	18,984	3,253	—

Total loans accounted for under ASC 310-30	13,372	5,041	146,761	165,174	656,847	822,021	146,761	—

Covered loans accounted for under ASC 310-30	9,855	3,613	116,883	130,351	397,597	527,948	116,883	—
Non-covered loans accounted for under ASC 310-30	3,517	1,428	29,878	34,823	259,250	294,073	29,878	—

Total loans accounted for under ASC 310-30	13,372	5,041	146,761	165,174	656,847	822,021	146,761	—

Total loans	$18,185	$5,624	$156,063	$179,872	$1,652,830	$1,832,702	$146,786	$23,119

Covered loans	$9,930	$3,664	$118,945	$132,539	$475,683	$608,222	$116,883	$6,045
Non-covered loans	8,255	1,960	37,118	47,333	1,177,147	1,224,480	29,903	17,074

Total loans	$18,185	$5,624	$156,063	$179,872	$1,652,830	$1,832,702	$146,786	$23,119

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	Total Loans March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$148,360	$1,500	$34,643	$1,299	$185,802

Commercial real estate
Construction	7,073	—	—	—	7,073
Acquisition/development	3,652	—	6,071	—	9,723
Multifamily	7,791	3,727	1,121	40	12,679
Owner-occupied	51,767	988	9,957	—	62,712
Non owner-occupied	120,233	27,726	15,663	323	163,945

Total commercial real estate	190,516	32,441	32,812	363	256,132

Agriculture	98,659	16,262	3,236	—	118,157

Residential real estate
Sr lien	386,217	2,163	7,086	666	396,132
Jr lien	47,813	209	2,032	(1)	50,053

Total residential real estate	434,030	2,372	9,118	665	446,185

Consumer	28,650	—	264	11	28,925

Total loans excluded from ASC 310-30	900,215	52,575	80,073	2,338	1,035,201

Covered loans excluded from ASC 310-30	36,063	935	31,602	1,819	70,419
Non-covered loans excluded from ASC 310-30	864,152	51,640	48,471	519	964,782

Total loans excluded from ASC 310-30	900,215	52,575	80,073	2,338	1,035,201

Loans accounted for under ASC 310-30
Commercial	29,098	2,074	46,516	1,240	78,928
Commercial real estate	152,416	57,672	279,329	1,191	490,608
Agriculture	34,321	1,510	10,749	—	46,580
Residential real estate	55,855	6,522	39,009	—	101,386
Consumer	10,928	634	1,185	—	12,747

Total loans accounted for under ASC 310-30	282,618	68,412	376,788	2,431	730,249

Covered loans accounted for under ASC 310-30	154,705	53,610	257,128	1,234	466,677
Non-covered loans accounted for under ASC 310-30	127,913	14,802	119,660	1,197	263,572

Total loans accounted for under ASC 310-30	282,618	68,412	376,788	2,431	730,249
Total loans	$1,182,833	$120,987	$456,861	$4,769	$1,765,450

Total covered	$190,768	$54,545	$288,730	$3,053	$537,096
Total non-covered	992,065	66,442	168,131	1,716	1,228,354

Total loans	$1,182,833	$120,987	$456,861	$4,769	$1,765,450

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

	Total Loans December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$137,537	$9,776	$38,696	$1,410	$187,419

Commercial real estate
Construction	3,915	—	—	—	3,915
Acquisition/development	6,727	—	3,706	—	10,433
Multifamily	8,409	3,798	1,201	13	13,421
Owner-occupied	44,129	4,006	9,632	—	57,767
Non owner-occupied	104,307	29,394	19,411	316	153,428

Total commercial real estate	167,487	37,198	33,950	329	238,964

Agriculture	120,471	1,359	3,844	—	125,674

Residential real estate
Sr lien	365,571	2,240	8,106	531	376,448
Jr lien	48,359	251	2,214	5	50,829

Total residential real estate	413,930	2,491	10,320	536	427,277

Consumer	31,050	—	276	21	31,347

Total loans excluded from ASC 310-30	870,475	50,824	87,086	2,296	1,010,681

Covered loans excluded from ASC 310-30	32,117	9,974	36,427	1,756	80,274
Non-covered loans excluded from ASC Topic 310-30	838,358	40,850	50,659	540	930,407

Total loans excluded from ASC 310-30	870,475	50,824	87,086	2,296	1,010,681

Loans accounted for under ASC 310-30
Commercial	29,719	3,628	42,101	7,721	83,169
Commercial real estate	162,122	60,787	329,869	13,257	566,035
Agriculture	34,599	1,242	11,892	—	47,733
Residential real estate	57,697	6,614	41,789	—	106,100
Consumer	14,489	723	3,772	—	18,984

Total loans accounted for under ASC 310-30	298,626	72,994	429,423	20,978	822,021

Covered loans accounted for under ASC 310-30	159,430	57,056	292,174	19,288	527,948
Non-covered loans accounted for under ASC 310-30	139,196	15,938	137,249	1,690	294,073

Total loans accounted for under ASC 310-30	298,626	72,994	429,423	20,978	822,021
Total loans	$1,169,101	$123,818	$516,509	$23,274	$1,832,702

Total covered	$191,547	$67,030	$328,601	$21,044	$608,222
Total non-covered	977,554	56,788	187,908	2,230	1,224,480

Total loans	$1,169,101	$123,818	$516,509	$23,274	$1,832,702

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Included in impaired loans are loans on non-accrual status and troubled debt

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

restructurings (“TDR’s”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. As of March 31, 2013, the Company has measured $20.4 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate and $7.9 million of impaired loans based on the fair value of the collateral less selling costs. $8.4 million of impaired loans that individually are less than $250 thousand each, are measured through our general ALL reserves due to their relatively small size. Inclusive of TDR’s, the Company’s unpaid principal balance of impaired loans was $44.2 million and $51.5 million at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, the Company’s unpaid principal balance and recorded investment of impaired loans was $44.2 million and $36.6 million, respectively. The commercial, commercial real estate and residential real estate segments held the largest concentrations of recorded investments related to impaired loans at March 31, 2013. The commercial and commercial real estate loan segments held the largest concentrations of impaired loans of $14.3 million and $13.4 million, respectively. Of the $14.3 million of recorded investment in the commercial real estate segment, $11.9 million was not covered by the FDIC loss sharing agreements, leaving $2.4 million covered by the FDIC loss sharing agreements. The $11.9 million of commercial real estate loans not covered by the FDIC loss sharing agreements were primarily comprised of four loans with a recorded investment totaling $9.2 million. In the commercial loan segment, $7.2 million of the $13.4 million total recorded investment was not covered by the FDIC loss sharing agreements and $6.1 million was covered by the FDIC loss sharing agreements. The non-covered recorded investment of the commercial segment was primarily the result of one loan with a recorded investment of $6.0 million. The residential real estate segment had impaired loans with a recorded investment of $8.2 million at March 31, 2013, of which $6.7 million were not covered by the FDIC loss sharing agreements and $1.5 million were covered by the FDIC loss sharing agreements. The consumer loan segment held eight loans, none of which were covered by the loss sharing agreements, with a recorded investment of principal balance of $0.5 million. These loans had a collective related allowance for loan losses allocated to them of $2.2 million at March 31, 2013. The table below shows additional information regarding impaired loans at March 31, 2013 (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

	Impaired Loans March 31, 2013
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$10,596	$10,266	$—	$11,033	$128

Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	—	—	—	—	—
Multifamily	—	—	—	—	—
Owner-occupied	5,156	5,011	—	5,036	80
Non-owner occupied	2,040	1,842	—	1,862	5

Total commercial real estate	7,196	6,853	—	6,898	85

Agriculture	—	—	—	—	—

Residential real estate
Sr. lien 1-4 family closed end	371	364	—	364	1
Jr. lien 1-4 family closed end	—	—	—	—	—

Total residential real estate	371	364	—	364	1

Consumer	—	—	—	—	—

Total impaired loans with no related allowance recorded	18,163	17,483	—	18,295	214

With a related allowance recorded:
Commercial	8,175	3,115	1,125	3,172	3

Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	15	15	—	15	—
Multifamily	194	191	40	196	—
Owner-occupied	958	743	5	763	4
Non-owner occupied	7,434	6,512	326	6,544	3

Total commercial real estate	8,601	7,461	371	7,518	7

Agriculture	248	227	1	240	—

Residential real estate
Sr. lien 1-4 family closed end	7,439	6,757	710	6,791	21
Jr. lien 1-4 family open end	1,112	1,093	11	1,096	11

Total residential real estate	8,551	7,850	721	7,887	32

Consumer	488	469	13	479	4

Total impaired loans with a related allowance recorded	26,063	19,122	2,231	19,296	46

Total impaired loans	$44,226	$36,605	$2,231	$37,591	$260

At March 31, 2012, the Company’s unpaid principal balance and recorded investment of impaired loans was $48.8 million and $36.9 million, respectively. The commercial real estate and commercial loan segments held the largest concentrations of impaired loans of $20.5 million and $12.2 million, respectively. Of the $20.5 million of recorded investment in the commercial real estate segment, $18.4 million was not covered by the FDIC loss sharing agreements, leaving $2.1 million covered by the FDIC loss sharing agreements. The $18.4 million of commercial real estate loans not covered by the FDIC loss sharing agreements were primarily comprised of 5 loans with an unpaid principal balance of $13.5 million. In the commercial loan segment, $8.7 million of the $12.2 million total recorded investment was not covered by the FDIC loss sharing agreements and $3.5 million was covered by the FDIC loss sharing agreements. The non-covered recorded investment of the commercial segment was primarily the result of one loan with a

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

recorded investment of $5.8 million, while the covered recorded investment of the commercial segment was primarily one loan with a recorded investment of $1.1 million. The residential real estate segment had impaired loans with a recorded investment of $4.1 million at March 31, 2012, of which $2.6 million were not covered by the FDIC loss sharing agreements and $1.6 million were covered by the FDIC loss sharing agreements. These loans had a collective related allowance for loan losses allocated to them of $0.8 million at March 31, 2012. The table below shows additional information regarding impaired loans at March 31, 2012 (in thousands):

	Impaired Loans March 31, 2012
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$20,904	$10,757	$—	$13,003	$100
Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	6,493	6,207	—	6,129	84
Multifamily	203	195	—	—	—
Owner-occupied	3,064	2,797	—	2,608	14
Non owner-occupied	10,820	9,926	—	10,049	17

Total commercial real estate	20,580	19,125	—	18,786	115
Agriculture	32	31	—	—	—
Residential real estate
Sr. lien 1-4 family closed end	2,488	2,326	—	389	17
Jr. lien 1-4 family closed end	338	242	—	—	—

Total residential real estate	2,826	2,568	—	389	17
Consumer	10	10	—	—	—

Total impaired loans with no related allowance recorded	44,352	32,491	—	32,178	232

With a related allowance recorded:
Commercial	1,492	1,492	277	2,206	26
Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	—	—	—	—	—
Multifamily	—	—	—	—	—
Owner-occupied	—	—	—	—	—
Non owner-occupied	1,394	1,334	81	1,358	—

Total commercial real estate	1,394	1,334	81	1,358	—

Agriculture	—	—	—	—	—
Residential real estate
Sr. lien 1-4 family closed end	1,587	1,579	426	1,603	—
Jr. lien 1-4 family closed end	—	—	—	—	—

Total residential real estate	1,587	1,579	426	1,603	—

Consumer	—	—	—	—	—

Total impaired loans with a related allowance recorded	4,473	4,405	784	5,167	26

Total impaired loans	$48,825	$36,896	$784	$37,345	$258

Troubled debt restructurings

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a troubled debt restructuring (“TDR”). At March 31, 2013 and December 31, 2012, the Company had $18.6 million and $17.7 million, respectively, of accruing TDR’s that had been restructured from the original terms in order to facilitate repayment. Of these, $5.9 million and $5.0 million, respectively, were covered by FDIC loss sharing agreements. Accruing TDR’s in the commercial loan segment at March 31, 2013 were primarily comprised of nine loans with a recorded investment of $6.5 million that were not covered by FDIC loss sharing agreements and two loans with a recorded investment of $4.0 million that were covered by the FDIC loss sharing agreements. The commercial real estate TDR’s were comprised of six non-covered loans with a recorded investment of $3.5 million and two covered TDR’s with a recorded investment of $1.9 million. TDR’s in the residential real estate segment included 41 loans not covered by loss sharing agreements with a recorded investment of $2.5 million. The remaining accruing TDR’s were primarily made up of five loans from the consumer segment, with a recorded investment of $0.2 million, none of which were covered by the FDIC loss sharing agreements.

Non-accruing TDR’s at March 31, 2013 and December 31, 2012 totaled $10.8 million and $12.9 million, respectively. Of these, $2.5 million were covered by the FDIC loss sharing agreements as of March 31, 2013 and $3.6 million were covered by the FDIC loss sharing agreements as of December 31, 2012. At March 31, 2013 the non-accruing commercial real estate segment was primarily comprised of five loans not covered by the FDIC loss sharing agreements with a recorded investment of $6.8 million and two loans covered by the FDIC loss sharing agreements with a recorded investment of $0.3 million. The residential real estate segment held five non-accruing TDR’s not covered by the FDIC loss sharing agreements with a recorded investment of $0.6 million and two non-accruing TDR’s covered by the FDIC loss sharing agreements with a recorded investment of $1.5 million. The commercial loan segment held non-accruing TDR’s, which included two loans covered by the FDIC loss sharing agreements with a recorded investment of $0.8 million and four loans not covered by the FDIC loss sharing agreements with a recorded investment of $0.6 million. The remaining non-accruing TDR balance was primarily from the consumer segment, which included one loan not covered by the FDIC loss sharing agreements with a recorded investment of $0.3 million.

During the three months ended March 31, 2013, the Company restructured eight loans with a recorded investment of $2.5 million to facilitate repayment. Substantially all of the loan modifications were an extension of term and rate modifications. Loan modifications to loans accounted for under ASC Topic 310-30 are not considered troubled debt restructurings. The table below provides additional information related to accruing TDR’s at March 31, 2013 and December 31, 2012 (in thousands):

	Accruing TDR’s March 31, 2013
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDR’s
Commercial	$10,496	$11,246	$15,855	$3,938
Commercial real estate	5,425	5,451	529	1,426
Agriculture	—	—	—	—
Residential real estate	2,514	2,517	2,523	21
Consumer	199	201	199	—

Total	$18,634	$19,415	$19,106	$5,385

	Accruing TDR’s December 31, 2012
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDR’s
Commercial	$11,474	$13,171	$11,794	$6,908
Commercial real estate	3,597	3,708	3,734	—
Agriculture	—	—	—	—
Residential real estate	2,458	2,469	2,460	35
Consumer	191	195	191	—

Total	$17,720	$19,543	$18,179	$6,943

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

The following table summarizes the Company’s carrying value of non-accrual TDR’s as of March 31, 2013 and December 31, 2012 (in thousands):

	Non - Accruing TDR’s
	March 31, 2013		December 31, 2012
	Covered	Non-covered	Covered	Non-covered
Commercial	$769	$561	$1,736	$1,215
Commercial real estate	298	6,762	313	6,823
Agriculture	—	21	—	21
Residential real estate	1,478	633	1,514	958
Consumer	—	269	—	291

Total	$2,545	$8,246	$3,563	$9,308

Accrual of interest is resumed on loans that were on non-accrual at the time of restructuring, only after the loan has performed sufficiently. The Company had three TDR’s that had been modified within the past 12 months that defaulted on their restructured terms during the three months ended March 31, 2013. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The defaulted TDRs were comprised of a commercial loan, a commercial real estate loan, and a single family residential loan totaling $2.8 million.

Loans accounted for under ASC Topic 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large loans if circumstances specific to that loan warrant a prepayment assumption. No prepayments were presumed for small homogeneous commercial loans; however, prepayment assumptions are made that consider similar prepayment factors listed above for smaller homogeneous loans. The re-measurement of loans accounted for under ASC Topic 310-30 resulted in the following changes in the carrying amount of accretable yield during the three months ended March 31, 2013 and 2012 (in thousands):

	March 31, 2013	March 31, 2012
Accretable yield beginning balance	$133,585	$186,494
Reclassification from non-accretable difference	16,134	10,653
Reclassification to non-accretable difference	(1,202)	(4,130)
Accretion	(21,302)	(26,549)

Accretable yield ending balance	$127,215	$166,468

Below is the composition of the net book value for loans accounted for under ASC Topic 310-30 at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Contractual cash flows	$1,331,205	$1,444,279
Non-accretable difference	(473,741)	(488,673)
Accretable yield	(127,215)	(133,585)

Loans accounted for under ASC Topic 310-30	$730,249	$822,021

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

Note 5 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31, 2013
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$2,798	$7,396	$592	$4,011	$583	$15,380

Non 310-30 beginning balance	2,798	3,056	323	4,011	540	10,728
Charge-offs	(629)	(259)	—	(75)	(233)	(1,196)
Recoveries	9	—	—	14	77	100
Provision	697	(305)	201	406	109	1,108

Non 310-30 ending balance	2,875	2,492	524	4,356	493	10,740

310-30 beginning balance	—	4,340	269	—	43	4,652
Charge-offs	—	(2,812)	—	—	—	(2,812)
Recoveries	—	—	—	—	—	—
Provision	411	(1,045)	—	986	(43)	309

310-30 ending balance	411	483	269	986	0	2,149

Ending balance	$3,286	$2,975	$793	$5,342	$493	$12,889

Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$1,125	$371	$1	$721	$13	$2,231
Non 310-30 loans collectively evaluated for impairment	1,750	2,121	523	3,635	480	8,509
310-30 loans	411	483	269	986	—	2,149

Total ending allowance balance	$3,286	$2,975	$793	$5,342	$493	$12,889

Loans:
Non 310-30 individually evaluated for impairment	$13,381	$14,314	$227	$8,214	$469	$36,605
Non 310-30 collectively evaluated for impairment	172,421	241,818	117,930	437,971	28,456	998,596
310-30 loans	78,928	490,608	46,580	101,386	12,747	730,249

Total loans	$264,730	$746,740	$164,737	$547,571	$41,672	$1,765,450

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

	Three months ended March 31, 2012
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$2,959	$3,389	$282	$4,121	$776	$11,527

Non 310-30 beginning balance	1,597	3,389	154	3,423	776	9,339
Charge-offs	(2,632)	(2,172)	—	(34)	(392)	(5,230)
Recoveries	—	118	—	24	273	415
Provision	2,924	1,775	12	(50)	(104)	4,557

Non 310-30 ending balance	1,889	3,110	166	3,363	553	9,081

310-30 beginning balance	1,362	—	128	698	—	2,188
Charge-offs	(39)	(1,530)	—	(416)	—	(1,985)
Recoveries	(155)	—	—	—	—	(155)
Provision	1,314	2,061	(128)	—	32	3,279

310-30 ending balance	2,482	531	—	282	32	3,327

Ending balance	$4,371	$3,641	$166	$3,645	$585	$12,408

Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$277	$81	$—	$426	$—	$784
Non 310-30 loans collectively evaluated for impairment	1,612	3,029	166	2,937	553	8,297
310-30 loans	2,482	531	—	282	32	3,327

Total ending allowance balance	$4,371	$3,641	$166	$3,645	$585	$12,408

Loans:
Non 310-30 individually evaluated for impairment	$12,136	$19,497	$—	$1,941	$—	$33,574
Non 310-30 collectively evaluated for impairment	178,939	240,753	63,868	355,414	27,769	866,743
310-30 loans	127,674	808,639	66,828	159,651	38,373	1,201,165

Total loans	$318,749	$1,068,889	$130,696	$517,006	$66,142	$2,101,482

During the three months ended March 31, 2013, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC Topic 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in an impairment of $0.3 million, which was primarily driven by impairments of $1.0 million in the residential real estate segment, impairments of $0.4 million in the commercial segment. As a result of gross cash flow improvements, the re-measurement resulted in a reversal of $1.0 million of impairment expense in the commercial real estate segment, primarily due to reversals of impairment expense.

In evaluating the loan portfolio for an appropriate ALL level, non-impaired loans were grouped into segments based on broad characteristics such as primary use and underlying collateral. Within the segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics for purposes of applying loss ratios and determining applicable subjective adjustments to the ALL. The application of subjective adjustments was based upon qualitative risk factors, including economic trends and conditions, industry conditions, asset quality, loss trends, lending management, portfolio growth and loan review/internal audit results. During the three months ended March 31, 2013, the Company recorded $1.1 million of provision for loan losses for loans not accounted for under ASC Topic 310-30 primarily to provide for changes in credit risk inherent in the portfolio.

The Company charged off $1.1 million, net of recoveries, of non-ASC Topic 310-30 loans during the three months ended March 31, 2013. Commercial charge offs, net of recoveries, totaled $0.6 million, at the three months ended March 31, 2013, which was primarily the result of charge offs of $0.4 million and $0.2 million on two loans under the same relationship and the commercial real estate segment experienced $0.2 million of charge offs, net of recoveries, which was primarily due to one loan with an impairment of $0.1 million and four loans totaling an additional impairment of $0.1 million. Net charge-offs on consumer loans totaled $0.2 million, which was primarily related to overdrafts.

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

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

Below is a summary of the activity related to the FDIC indemnification asset during the three months ended March 31, 2013 and 2012 (in thousands):

	For the three month ended
	March 31, 2013	March 31, 2012
Balance at beginning of period	$86,923	$223,402
Accretion	(4,669)	(3,687)
FDIC portion of charge-offs exceeding fair value marks	2,576	(218)
Reduction for claims filed	(9,132)	(32,361)

Balance at end of period	$75,698	$187,136

During the three months ended March 31, 2013, the Company recognized $4.7 million of negative accretion on the FDIC indemnification asset, and reduced the carrying value of the FDIC indemnification asset by $9.1 million as a result of claims filed with the FDIC as discussed below. The negative accretion resulted from an overall increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in overall expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the expected remaining lives of the underlying covered loans as an adjustment to yield. During the three months ended March 31, 2013, the Company submitted $9.1 million of loss share claims to the FDIC for the reimbursable portion of losses related to the Hillcrest Bank and Community Banks of Colorado covered assets incurred during the fourth quarter of 2012. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. During the three months ended March 31, 2013, we received $57.9 million in payments from the FDIC. Of these payments, $51.0 million were related to Community Banks of Colorado for losses incurred during the second and third quarters of 2012 and $6.9 million were related to Hillcrest Bank for losses that were incurred during the third and fourth quarters of 2012. Subsequent to March 31, 2013 the Company received $9.8 million related to claims filed during the fourth quarter of 2012 for losses incurred during the three months ended December 31, 2012 related to Community Banks of Colorado. The Company also filed loss share claims with the FDIC for $7.5 million and $8.1 million related to first quarter losses for Hillcrest Bank and Community Banks of Colorado, respectively.

Note 7 Other Real Estate Owned

A summary of the activity in the OREO balances during the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Beginning balance	$94,808	$120,636
Transfers from loan portfolio, at fair value	17,043	40,899
Impairments	(4,600)	(5,089)
Sales	(25,726)	(12,676)
Gain on sale of OREO	1,805	849

Ending balance	$83,330	$144,619

The OREO balance of $83.3 million at March 31, 2013 includes the interests of several outside participating banks totaling $4.9 million, for which an offsetting liability is recorded in other liabilities and excludes $10.6 million of the Company’s minority interests in OREO which are held by outside banks where the Company was not the lead bank and does not have a controlling interest, for which the Company maintains a receivable in other assets. Of the $83.3 million of OREO at March 31, 2013, $45.9 million, or 55.0%, was covered by loss sharing agreements with the FDIC. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset. During the three months ended March 31, 2013, the Company sold $25.7 million of OREO and realized net gains on these sales of $1.8 million, and during the three months ended March 31, 2012, the Company sold $12.7 million of OREO and realized net gains of $849 thousand.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

Note 8 Deposits

As of March 31, 2013 and December 31, 2012, deposits totaled $4.1 billion and $4.2 billion, respectively. Time deposits decreased slightly from $1.8 billion at December 31, 2012 to $1.7 billion at March 31, 2013. The following table summarizes the Company’s time deposits, based upon contractual maturity, at March 31, 2013 and December 31, 2012, by remaining maturity (in thousands):

	March 31, 2013		December 31, 2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Three months or less	$266,529	0.67%	$356,446	0.78%
Over 3 months through 6 months	320,963	0.65%	259,097	0.68%
Over 6 months through 12 months	615,791	0.63%	583,209	0.67%
Over 12 months through 24 months	274,977	0.90%	373,283	0.88%
Over 24 months through 36 months	116,044	1.66%	111,599	1.77%
Over 36 months through 48 months	39,758	1.69%	43,967	1.83%
Over 48 months through 60 months	17,249	1.44%	19,278	1.44%
Thereafter	5,183	2.03%	5,839	2.32%

Total time deposits	$1,656,494	0.79%	$1,752,718	0.85%

In connection with the Company’s FDIC-assisted transactions, the FDIC provided Hillcrest Bank, Bank of Choice, and Community Banks of Colorado depositors with the right to redeem their time deposits at any time during the life of the time deposit, without penalty, unless the depositor accepts new terms. At March 31, 2013 and December 31, 2012, the Company had approximately $132.9 million and $164.3 million, respectively, of time deposits that were subject to penalty-free withdrawals.

The Company incurred interest expense on deposits as follows during the periods indicated (in thousands):

	For the three months ended March 31,
	2013	2012
Interest bearing demand deposits	$199	$427
Money market accounts	835	1,092
Savings accounts	60	85
Time deposits	3,417	7,999

Total	$4,511	$9,603

Note 9 Regulatory Capital

At March 31, 2013 and December 31, 2012, as applicable, NBH Bank, N.A. and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the table below (dollars in thousands):

	March 31, 2013
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	18.7%	$964,748	N/A	N/A	4%	$206,884
NBH Bank, N.A.	16.9%	855,781	10%	$506,372	4%	202,549

Tier 1 risk-based capital ratio (2)
Consolidated	52.3%	$964,748	6%	$110,782	4%	$73,855
NBH Bank, N.A.	47.1%	855,781	11%	199,712	4%	72,623

Total risk-based capital ratio (2)
Consolidated	53.0%	$978,013	10%	$184,637	8%	$147,710
NBH Bank, N.A.	47.9%	869,046	12%	217,868	8%	145,245

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

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

Note 10 FDIC Loss Sharing Income

In connection with the loss sharing agreements that the Company has with the FDIC in regard to the Hillcrest Bank and Community Banks of Colorado transactions, the Company recognizes the actual reimbursement of costs of resolution of covered assets from the FDIC through the statements of operations. The table below provides additional details of the Company’s FDIC loss sharing income during the three months ended March 31, 2013 and 2012 (in thousands):

	For the three months ended March 31,
	2013	2012
Clawback liability amortization	$(313)	$(354)
Clawback liability remeasurement	573	(10)
Reimbursement (to) from FDIC for (gain) loss on sale of and income from covered OREO	(860)	597
Reimbursement to FDIC for recoveries	(15)	(1)
FDIC reimbursement of costs of resolution of covered assets	3,891	3,467

Total	$3,276	$3,699

Note 11 Stock-based Compensation and Employee Benefits

The Company issued stock options in accordance with the NBH Holdings Corp. 2009 Equity Incentive Plan (the “Plan”) during the three months ended March 31, 2013. These option awards vest on a graded basis over 1-3 years of continuous service and have 10-year contractual terms. The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model using the following weighted average assumptions:

Black-Scholes
Risk-free interest rate	1.07%
Expected volatility	38.61%
Expected term (years)	5.7
Dividend yield	1.09%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

Expected volatility was calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with those of a peer group of 17 comparable companies that were publicly traded for a period commensurate with the expected term of the options. The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term. The expected term was estimated to be the average of the contractual vesting term and time to expiration. The dividend yield was assumed to be $0.05 per share per quarter. Options granted during the three months ended March 31, 2013 had weighted average grant date fair values of $5.61.

The following table summarizes option activity for the three months ended March 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,471,665	$19.98	6.94	$22,800.00
Granted	7,000	20.00
Forfeited	—	—
Exercised	—	—

Outstanding at March 31, 2013	3,478,665	$19.98	6.85	$2,100.00
Options fully vested and exercisable at March 31, 2013	2,488,582	$20.00	6.88	$—
Options expected to vest	936,938	$19.95	6.81	$1,995.00

Stock option expense is included in salaries and employee benefits in the accompanying consolidated statements of operations and totaled $0.7 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, there was $2.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 0.7 years.

The Company did not have any activity in restricted stock during the three months ended March 31, 2013. Expense related to restricted stock totaled $0.7 million and $1.3 million during the three months ended March 31, 2013 and 2012, respectively, and is included in salaries and employee benefits in the Company’s consolidated statements of operations. As of March 31, 2013, there was $1.6 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Plan, which is expected to be recognized over a weighted average period of 0.7 years.

Note 12 Common Stock

The Company had 46,355,720 shares of Class A common stock and 5,959,189 shares of Class B common stock outstanding as of March 31, 2013 and 46,368,483 shares of Class A common stock and 5,959,189 shares of Class B common stock outstanding as of December 31, 2012. Additionally, as of March 31, 2013 and December 31, 2012, the Company had 951,668 shares of restricted Class A common stock issued but not yet vested under the NBH Holdings Corp. 2009 Equity Incentive Plan. Class A common stock possesses all of the voting power for all matters requiring action by holders of common stock, with certain limited exceptions. The Company’s certificate of incorporation provides that, except with respect to voting rights and conversion rights, the Class A common stock and Class B non-voting common stock are treated equally and identically.

Note 13 Income Per Share

The Company had 52,314,909 and 52,191,238 shares outstanding (inclusive of Class A and B) as of March 31, 2013 and 2012, respectively. Certain stock options, restricted shares and warrants are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for three months ended March 31, 2013 and 2012, respectively.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

The following table illustrates the computation of basic and diluted income per share for the three months ended March 31, 2013 and 2012 (in thousands, except earnings per share):

	For the three months ended, March 31,
	2013	2012
Basic earnings (loss) per share:
Income available to common stockholders (numerator)	$2,082	$1,643
Weighted average common shares outstanding (denominator)	52,321	52,177

Basic earnings per share	$0.04	$0.03

Diluted earnings per share:
Income available to common stockholders (numerator)	$2,082	$1,643
Weighted average common shares outstanding	52,321	52,177
Plus: effect of dilutive securities
Restricted stock (with no performance restrictions)	26	127

Weighted average shares applicable to diluted earnings per share (denominator)	52,347	52,304

Diluted earnings per share	$0.04	$0.03

The Company had 3,478,665 and 3,453,832 outstanding stock options to purchase common stock at weighted average exercise prices of $19.98 and $20.00 per share at March 31, 2013 and 2012, respectively, which were not included in the computations of diluted income per share because the options’ exercise price was greater than the average market price of the common shares during those periods. Additionally, the Company had 830,750 outstanding warrants to purchase the Company’s common stock as of March 31, 2013 and 2012. The warrants have an exercise price of $20.00, which was out-of-the-money for purposes of dilution calculations during both periods. The Company had 951,668 and 1,174,793 unvested restricted shares outstanding as of March 31, 2013 and 2012, respectively, which have performance, market and time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.

Note 14 Fair Value Measurements

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the three months ended March 31, 2013 and 2012, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At December 31, 2012 the Company classified its U.S. Treasury securities as level 1 in the fair value hierarchy. At March 31, 2013 the Company did not hold U.S. Treasury securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At March 31, 2013 and December 31, 2012, the Company’s level 2 securities included asset backed securities, mortgage-backed securities comprised of residential mortgage pass-through securities, and other residential mortgage-backed securities. All other investment securities are classified as level 3. There were no transfers between levels 1, 2 or 3 during the three months ended March 31, 2013 or 2012.

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

Clawback liability—The Company periodically measures the net present value of expected future cash payments to be made by the Company to the FDIC that must be made within 45 days of the conclusion of the loss sharing. The expected cash flows are calculated in accordance with the loss sharing agreements and are based primarily on the expected losses on the covered assets, which involve significant inputs that are not market observable.

The tables below present the financial instruments measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 on the consolidated statements of financial condition utilizing the hierarchy structure described above (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Asset backed securities	$—	$68,329	$—	$68,329
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	619,610	—	619,610
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,418,524	—	1,418,524
Other securities	—	—	419	419

Total assets at fair value	$—	$2,106,463	$419	$2,106,882

Liabilities:
Warrant liability	$—	$—	$4,834	$4,834
Clawback liability	—	—	31,011	31,011

Total liabilities at fair value	$—	$—	$35,845	$35,845

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury securities	$300	$—	$—	$300
Asset backed securities	—	90,003	—	90,003
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	678,017	—	678,017
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	949,289	—	949,289
Other securities	—	—	419	419

Total assets at fair value	$300	$1,717,309	$419	$1,718,028

Liabilities:
Warrant liability	$—	$—	$5,461	$5,461
Clawback liability	—	—	31,271	31,271

Total liabilities at fair value	$—	$—	$36,732	$36,732

The table below details the changes in Level 3 financial instruments during the three months ended March 31, 2013 (in thousands):

	Warrant liability	Clawback liability
Balance at December 31, 2012	$5,461	$31,271
Change in value	(627)	(573)
Accretion	—	313
Settlement	—	—

Net change in Level 3	(627)	(260)

Balance at March 31, 2013	$4,834	$31,011

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During the three months ended March 31, 2013, the Company measured 25 loans not accounted for under ASC Topic 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $2.2 million at March 31, 2013. During the three months ended March 31, 2013, the Company added specific reserves of $0.5 million for six loans with carrying balances of $3.3 million at March 31, 2013. The Company also eliminated specific reserves of $0.2 million for eight loans during the three months ended March 31, 2013, primarily due to paydowns on these loans.

The Company may be required to record loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.

OREO is recorded at the lower of the loan balance or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $4.6 million of OREO impairments in its consolidated statements of financial condition during the three months ended March 31, 2013, of which $3.1 million, or 67.5%, were on OREO that was covered by loss sharing agreements with the FDIC. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the three months ended March 31, 2013 (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total	Losses From Fair Value Changes
Other real estate owned	$—	$—	$83,330	$83,330	$4,526
Impaired loans	$—	$—	$36,605	$36,605	$4,911

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the three months ended March 31, 2013.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of March 31, 2013. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved. (dollars in thousands):

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Quantitative Measures
Other securities	$419	Cash investment in private equity fund	Cash investment
Impaired loans	36,605	Appraised value	Appraised values
			Discount rate	0-25%
Clawback liability	31,011	Contractually defined discounted cash flows	Intrinsic loss estimates	$323.3 million - $405 million
			Expected credit losses	—
			Asset purchase premium	$98 million - $182.7 million
			Discount rate	4%
			Discount period	33-43 months
Warrant liability	4,834	Black-Scholes	Volatility	27%-67%

Note 15 Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado acquisitions, the Company recorded all of the acquired assets and assumed liabilities at fair value at the respective dates of acquisition. The fair value of financial instruments at March 31, 2013 and December 31, 2012, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below (in thousands):

		March 31, 2013		December 31, 2012
	Level in Fair Value Measurement Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS:
Cash and cash equivalents	Level 1	$419,193	$419,193	$769,180	$769,180
U.S. Treasury securities available-for-sale	Level 1	—	—	300	300
Asset backed securities available-for-sale	Level 2	68,329	68,329	90,003	90,003
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	619,610	619,610	678,017	678,017
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	1,418,524	1,418,524	949,289	949,289
Other securities	Level 3	419	419	419	419

Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	517,017	522,867	577,486	584,551
Capital stock of FHLB	Level 2	7,927	7,927	7,976	7,976
Capital stock of FRB	Level 2	25,020	25,020	25,020	25,020
Loans receivable	Level 3	1,752,561	1,765,360	1,817,322	1,829,987
Loans held-for-sale	Level 2	7,034	7,034	5,368	5,368
Accrued interest receivable	Level 2	12,677	12,677	12,673	12,673

LIABILITIES:
Deposit transaction accounts	Level 2	2,404,307	2,404,307	2,448,001	2,448,001
Time deposits	Level 2	1,656,494	1,662,943	1,752,718	1,759,886
Securities sold under agreements to repurchase	Level 2	53,110	53,110	53,685	53,686
Due to FDIC	Level 3	31,011	31,011	31,271	31,271
Warrant liability	Level 3	4,834	4,834	5,461	5,461
Accrued interest payable	Level 2	3,862	3,862	4,239	4,239

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

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

Loans receivable

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

Loans held-for-sale

Loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. The portfolio consists primarily of fixed rate residential mortgage loans that are sold within 45 days. The estimated fair value is based on quoted market prices for similar loans in the secondary market and are classified as level 2.

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

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

Warrant liability

The warrant liability is estimated using a Black-Scholes model, the assumptions of which are detailed in note 19 of our audited consolidated financial statements.

Accrued interest payable

Accrued interest payable has a short-term nature and the estimated fair value is equal to the carrying value.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes for the three months ended March 31, 2013 and 2012, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2012, 2011, and 2010. Additional information, such as statements of assets acquired and liabilities assumed for each of our acquisitions and other financial and statistical data is also available in our prospectus included in Form S-1 filed with the Securities and Exchange Commission on September 19, 2012 (file number 333-177971). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

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

We believe we have a disciplined approach to acquisitions, both in terms of the selection of targets and the structuring of transactions, which has been exhibited by our four acquisitions to date. As of March 31, 2013, we had $5.3 billion in assets, $4.1 billion in deposits and $1.1 billion in equity. We currently operate a network of 101 full-service banking centers, with the majority of those banking centers located in the greater Kansas City region and Colorado. We believe that our established presence positions us well for growth opportunities in our current and complementary markets.

Our strategic plan is to be a leading regional bank holding company through selective acquisitions of financial institutions, including troubled financial institutions that have stable core franchises and significant local market share, as well as other complementary businesses, while structuring transactions to limit risk. We plan to achieve this through the growth of our existing banking franchise and through conservatively structured unassisted transactions and through the acquisition of banking franchises from the FDIC. We seek acquisitions that offer opportunities for clear financial benefits through add-on transactions, long-term organic growth opportunities and expense reductions. Additionally, our acquisition strategy is to identify markets that are relatively unconsolidated, establish a meaningful presence within those markets, and take advantage of operational efficiencies and enhanced market position. Our focus is on building strong banking relationships with small to mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid core banking franchise with operations in the greater Kansas City region and in Colorado, with a sizable presence for deposit gathering and client relationship building necessary for growth.

Operating Highlights and Key Challenges

Our operations resulted in the following highlights as of and for the three months ended March 31, 2013:

Low-risk balance sheet

•	As of March 31, 2013, we have 68.1% of total assets in cash, securities (low-risk, high-quality agency residential MBS and CMO’s), and covered loans

•	As of March 31, 2013, 73.2%, or $1.3 billion, of our total loans (by dollar amount) were acquired loans and all of those loans were recorded at their estimated fair value at the time of acquisition.

•	As of March 31, 2013, 30.4%, or $537.1 million, of our total loans (by dollar amount) were covered by loss sharing agreements with the FDIC.

•	As of March 31, 2013, 55.0%, or $45.9 million, of our total other real estate owned (by dollar amount) was covered by loss sharing agreements with the FDIC.

Loan portfolio

•	As of March 31, 2013, we have $1.2 billion of loans outstanding that are associated with a “strategic” client relationship - an 11.4% annualized growth during the quarter.

•	Organic loan originations totaled $109 million, representing a 32.7% increase from the first quarter of 2012.

•

A $67 million decrease in total loans was led by a $99 million decrease in our non-strategic loans during the quarter as we successfully worked out non-strategic loans acquired in our FDIC-assisted transactions.

•	41.4% of the loan portfolio is accounted for under ASC 310-30 (loan pools).

Credit quality

•	Credit quality continued to improve, with non-performing loans to total loans improving to 2.08% at March 31, 2013 from 2.23% at December 31, 2012.

•	Net charge-offs on non 310-30 loans were 0.44% annualized.

•	Loans associated with our strategic client relationships had strong credit quality with only 0.6% in non-performing loans as of March 31, 2013.

•	Accretable yield for the acquired loans accounted for under ASC 310-30 increased $14.9 million. This was partially offset by $0.3 million in impairments.

Client deposit funded balance sheet

•	As of March 31, 2013, total deposits and client repurchase agreements made up 98.6% of our total liabilities.

•	Transaction accounts increased to 59.2% as of March 31, 2013 from 58.3% of total deposits at December 31, 2012.

•	Average transaction account deposit balances grew 4.8% annualized.

•	As of March 31, 2013, we did not have any brokered deposits.

Yields, returns and revenue stream

•	Our average annual yield on our loan portfolio was 8.14% during the first quarter 2013.

•

Cost of deposits improved 3 basis points during the first quarter of 2013 due to the continued emphasis on our commercial and consumer relationship banking strategy and lower cost transaction accounts.

•	Net interest margin was 3.88% during the first quarter, driven by the attractive yields on loans accounted for under ASC 310-30 loan pools and lower cost of deposits.

•	Expenses before problem loan/OREO workout expenses were flat for the third consecutive quarter, adjusting for third quarter IPO expenses.

•	Problem loan/OREO workout expenses totaled $7.1 million, decreasing $3.3 million from the first quarter of 2012.

Strong capital position

•	As of March 31, 2013, our consolidated tier 1 leverage ratio was 18.7% and our consolidated tier 1 risk-based capital ratio was 52.3%.

•

As of March 31, 2013 we had approximately $400 million of capital available to deploy while maintaining a 10% tier 1 leverage ratio, and we had approximately $475 million of available capital to deploy at an 8% tier 1 leverage ratio.

•

The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC Indemnification asset, net, in excess of 4.5%, an approximate yield on new loan originations, and discounted at 5%, adds $0.52 per share to our tangible book value per share as of March 31, 2013.

•	Tangible book value per share was $19.13 before consideration of the excess accretable yield value of $0.52 per share.

Key Challenges

There are a number of significant challenges confronting us and our industry. Economic conditions remain guarded and increasing bank regulation is adding costs and uncertainty to all U.S. banks. We face a variety of challenges in implementing our business strategy, including being a new entity, hiring talented people, the challenges of acquiring distressed franchises and rebuilding them, deploying our remaining capital on quality targets, low interest rates and low demand from borrowers and intense competition for loans.

Continued uncertainty about the economic outlook has strained the advancement of an economic recovery, both nationally and in our core markets. Residential real estate values have recovered somewhat from their lows, and we continue to consider this with guarded optimism. Commercial real estate values, however, remain under pressure and it is difficult to determine when that trend will change, or if it already has. Any deterioration in credit quality or elevated levels of non-performing assets, would ultimately have a negative impact on the quality of our loan portfolio. While the economic data has been mixed, any advancement in the broad economy has not yet directly translated into a substantial increase in loan demand, as many clients are relying on their cash balances for near-term investments, rather than borrowings.

The decrease of our total loan balances during the first quarter of 2013 was the result of active resolution of problem and non-strategic loans acquired in our FDIC-assisted transactions outpacing organic loan growth. Additionally, the historically low interest rate environment limits the yields we are able to obtain on interest earning assets, including both new assets acquired as we grow and assets that replace existing, higher yielding assets as they are paid down or mature. For example, our acquired loans generally have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. As a result, we expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans.

Increased regulation, such as the rules and regulations promulgated under the Dodd-Frank Act or potential higher required capital ratios, could reduce our competitiveness as compared to other banks or lead to industry-wide decreases in profitability. While certain external factors are out of our control and may provide obstacles during the implementation of our business strategy, we believe we are prepared to deal with these challenges. We seek to remain flexible, yet methodical, in our strategic decision making so that we can quickly respond to market changes and the inherent challenges and opportunities that accompany such changes.

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

Asset quality—We monitor the asset quality of our loans and OREO through a variety of metrics, and we work to resolve problem assets in an efficient manner. Specifically, we monitor the resolution of problem loans through payoffs, pay downs and foreclosure activity. We marked all of our acquired assets to fair value at the date of their respective acquisitions, taking into account our estimation of credit quality. As of March 31, 2013, 30.4% of our total loans and 55.0% of our OREO was covered by loss sharing agreements with the FDIC.

Many of the loans that we acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions had deteriorated credit quality at the respective dates of acquisition. These loans have historically been and currently are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of March 31, 2013 and December 31, 2012, 41.4% and 44.9% of our loans were accounted for under this guidance, which is described more fully below under “—Application of Critical Accounting Policies” and in note 2 in our consolidated financial statements.

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

Deposit balances—We monitor our deposit levels by type, market and rate. Our loans are funded through our deposit base, and we seek to optimize our deposit mix in order to provide reliable, low-cost funding sources.

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

Capital—We monitor our capital levels, including evaluating the effects of potential acquisitions, to ensure continued compliance with regulatory requirements and with the OCC Operating Agreement and FDIC Order that we entered into with our regulators in connection with our Bank Midwest acquisition, which is described under “Supervision and Regulation” in our Form 10-K. We review our tier 1 leverage capital ratios, our tier 1 risk-based capital ratios and our total risk-based capital ratios on a quarterly basis.

Within our consolidated results of operations, we specifically evaluate the following:

Net interest income—Net interest income represents the amount by which interest income on interest earning assets exceeds interest expense incurred on interest bearing liabilities. We generate interest income through interest and dividends on investment securities, interest bearing bank deposits and loans. Our acquired loans have generally produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield and, as a result, we expect downward pressure on our interest income to the extent that the runoff of our acquired loan portfolio is not replaced with comparable high-yielding loans. We incur interest expense on our interest bearing deposits and repurchase agreements and would also incur interest expense on any future borrowings, including any debt assumed in acquisitions. We strive to maximize our interest income by acquiring and originating loans and investing excess cash in investment securities. Furthermore, we seek to minimize our interest expense through low-cost funding sources, thereby maximizing our net interest income.

Provision for loan losses—The provision for loan losses includes the amount of expense that is required to maintain the ALL at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date. Additionally, we incur a provision for loan losses on loans accounted for under ASC 310-30 as a result of a decrease in the net present value of the expected future cash flows during the periodic remeasurement of the cash flows associated with these pools of loans. The determination of the amount of the provision for loan losses and the related ALL is complex and involves a high degree of judgment and subjectivity to maintain a level of ALL that is considered by management to be appropriate under GAAP.

Non-interest income—Non-interest income consists primarily of service charges, bank card fees, gains on sales of investment securities, and other non-interest income. Also included in non-interest income is FDIC indemnification asset accretion and other FDIC loss sharing income, which consists of reimbursement of costs related to the resolution of covered assets, and amortization of our clawback liability. For additional information, see “—Application of Critical Accounting Policies—Acquisition Accounting Application and the Valuation of Assets Acquired and Liabilities Assumed” in our Form 10-K and note 2 in our audited consolidated financial statements. Due to fluctuations in the accretion rates on the FDIC indemnification asset and the amortization of clawback liability and due to varying levels of expenses related to the resolution of covered assets, the FDIC loss sharing income is not consistent on a period-to-period basis and, absent additional acquisitions with FDIC loss sharing agreements, is expected to decline over time as covered assets are resolved.

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

In evaluating the financial statement line items described above, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for the periods indicated:

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2013	2012	2012
Key Ratios (1)
Return on average assets	0.16%	0.22%	0.11%
Return on average tangible assets (2)	0.23%	0.28%	0.16%
Return on average equity	0.78%	1.10%	0.60%
Return on average tangible common equity (2)	1.17%	1.51%	0.99%
Return on risk weighted assets (2)	0.46%	0.64%	0.32%
Interest-earning assets to interest-bearing liabilities (end of period) (3)	137.52%	134.44%	128.62%
Loans to deposits ratio (end of period)	43.65%	43.76%	44.14%
Non-interest bearing deposits to total deposits (end of period)	16.11%	16.14%	13.35%
Net interest margin (4)	3.88%	4.09%	3.91%
Interest rate spread (5)	3.74%	3.94%	3.72%
Yield on earning assets (3)	4.27%	4.51%	4.62%
Cost of interest bearing liabilities (3)	0.53%	0.57%	0.90%
Cost of deposits	0.45%	0.48%	0.79%
Non-interest expense to average assets	3.67%	3.77%	3.45%
Efficiency ratio (6)	88.29%	85.43%	81.28%

Asset Quality Data (7) (8) (9)
Non-performing loans to total loans	2.08%	2.23%	1.77%
Covered non-performing loans to total non-performing loans	27.27%	27.14%	19.85%
Non-performing assets to total assets	2.31%	2.53%	3.06%
Covered non-performing assets to total non-performing assets	46.45%	41.70%	49.41%
Allowance for loan losses to total loans	0.73%	0.84%	0.59%
Allowance for loan losses to total non-covered loans	1.05%	1.26%	1.00%
Allowance for loan losses to non-performing loans	35.05%	37.64%	33.42%
Net charge-offs to average loans	0.88%	1.00%	1.28%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure.
(3)	Interest earning assets include assets that earn interest/accretion or dividends, except for the FDIC indemnification asset that may earn accretion but is not part of interest earning assets. Any market value adjustments on investment securities are excluded from interest-earning assets. Interest bearing liabilities include liabilities that must be paid interest.
(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(6)	The efficiency ratio represents non-interest expense, less intangible asset amortization, as a percentage of net interest income plus non-interest income.
(7)	Non-performing loans consist of non-accruing loans, loans 90 days or more past due and still accruing interest and restructured loans, but exclude any loans accounted for under ASC 310-30 in which the pool is still performing. These ratios may, therefore, not be comparable to similar ratios of our peers.
(8)	Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.
(9)	Total loans are net of unearned discounts and fees.

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “return on average tangible equity,” “tangible book value,” “tangible book value per share,” and “tangible common equity,” are supplemental measures that are not required by, or are not presented in accordance with, accounting principles generally accepted in the United States, or “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

We believe that these measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however we acknowledge that our non-GAAP financial measures have a number of limitations relative to GAAP financial measures. The items that we exclude in our adjustments are not necessarily consistent with the items that our peers may exclude from their results of operations and key financial measures and therefore may limit the comparability of similarly named financial measures and ratios. We compensate for these limitations by providing the equivalent GAAP measures whenever we present the non-GAAP financial measures and by including a reconciliation of the impact of the components adjusted for in the non-GAAP financial measure so that both measures and the individual components may be considered when analyzing our performance.

A reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures is as follows (in thousands, except share and per share information).

	As of and for the three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
Total stockholders’ equity	$1,086,743	$1,090,559	$1,091,389
Less: goodwill	(59,630)	(59,630)	(59,630)
Less: intangibles	(26,239)	(27,575)	(31,587)

Tangible common equity	$1,000,874	$1,003,354	$1,000,172

Total assets	$5,257,543	$5,410,775	$6,074,807
Less: goodwill	(59,630)	(59,630)	(59,630)
Less: intangibles	(26,239)	(27,575)	(31,587)

Tangible assets	$5,171,674	$5,323,570	$5,983,590

Total stockholders’ equity to total assets	20.67%	20.16%	17.97%
Less: impact of goodwill and intangibles	-1.32%	-1.31%	-1.25%

Tangible common equity to tangible assets	19.35%	18.85%	16.72%

Return on average assets	0.16%	0.22%	0.11%
Add: impact of goodwill and intangibles	0.00%	0.00%	0.00%
Add: impact of core deposit intangible expense, after tax	0.07%	0.06%	0.05%

Return on average tangible assets	0.23%	0.28%	0.16%

Return on average equity	0.78%	1.10%	0.60%
Add: impact of goodwill and intangibles	0.07%	0.09%	0.06%
Add: impact of core deposit intangible expense, after tax	0.32%	0.32%	0.33%

Return on average tangible common equity	1.17%	1.51%	0.99%

Common book value per share calculations:
Total stockholders’ equity	$1,086,743	$1,090,559	$1,091,389
Divided by: ending shares outstanding	52,314,909	52,327,672	52,191,238

Common book value per share	$20.77	$20.84	$20.91

Tangible common book value per share calculations:
Tangible common equity	$1,000,874	$1,003,354	$1,000,172
Divided by: ending shares outstanding	52,314,909	52,327,672	52,191,238

Tangible common book value per share	$19.13	$19.17	$19.16

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the fair value determination of assets acquired and liabilities assumed in business combinations and the application of acquisition accounting, the accounting for acquired loans and the related FDIC indemnification asset, the determination of the ALL, and the valuation of stock-based compensation. These critical accounting policies and estimates are summarized in the sections captioned “Application of Critical Accounting Policies” in Management’s Discussion and Analysis in our 2012 Annual Report on Form 10-K, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for the year ended 2012. There have been no significant changes to the application of critical accounting policies since December 31, 2012.

Financial Condition

Total assets at March 31, 2013 were $5.3 billion compared to $5.4 billion at December 31, 2012, a decrease of $0.1 billion. The decrease in total assets was largely driven by a decrease in non-strategic loan balances of $98.7 million, which was a reflection of our workout progress on troubled loans (many of which were covered) that we acquired with our various acquisitions. We also originated $109.4 million of loans during the three months ended March 31, 2013, which offset normal client payments and grew the loan balances in our strategic portfolio at an annualized rate of 11.4%. We coupled the total loan balance decrease with an $139.9 million decrease in total deposits, as we sought to retain only those depositors who were interested in time deposits at market rate and developing a banking relationship and continued our focus on migrating toward a client-based deposit mix with higher concentrations of lower cost demand, savings and money market (“transaction”) deposits. We also utilized available cash and purchased $554.4 million of investment securities during the three months ended March 31, 2013. Our FDIC indemnification asset decreased $11.2 million during the three months ended March 31, 2013 as a result of $9.1 million of payments from and claims submitted to the FDIC for reimbursement on continued workout progress on our covered loans and OREO, coupled with an increase in actual and expected cash flows on our covered assets. These increases in cash flows also contributed to a net reclassification of $14.9 million of non-accretable difference to accretable yield during the period, which is being accreted to income over the remaining life of the loans.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $2.1 billion at March 31, 2013, compared to $1.7 billion at December 31, 2012, an increase of $0.4 billion, or 22.6%. During the three months ended March 31, 2013, we purchased $554.4 million of available-for-sale securities, which was partially offset by $158.5 million of maturities and paydowns. The purchases included mortgage backed securities. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated (in thousands):

	March 31, 2013				December 31, 2012
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield
U.S. Treasury securities	$—	$—	0.00%	0.00%	$300	$300	0.02%	0.13%
U.S. Government sponsored agency and government sponsored enterprises obligations	—	—	0.00%	0.00%	—	—	0.00%	0.00%
Asset backed securities	68,253	68,329	3.24%	0.61%	89,881	90,003	5.24%	0.61%
Mortgage-backed securities
(“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	602,092	619,610	29.41%	2.00%	658,169	678,017	39.46%	2.03%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,403,209	1,418,524	67.33%	1.82%	931,979	949,289	55.26%	2.13%
Other securities	419	419	0.02%	0.00%	419	419	0.02%	0.00%

Total investment securities available-for-sale	$2,073,973	$2,106,882	100.00%	1.83%	$1,680,748	$1,718,028	100.00%	2.01%

As of March 31, 2013, approximately 96.7% of the available-for-sale investment portfolio is backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At March 31, 2013, adjustable rate securities comprised 8.5% of the available-for-sale MBS portfolio and the remainder of the portfolio was comprised of fixed rate securities with 10 to 30 year maturities, with a weighted average coupon of 2.3% per annum.

During the three months ended March 31, 2013, we did not sell any securities.

The available-for-sale investment portfolio included $32.9 million and $37.3 million of net unrealized gains, inclusive of $1.7 million and $321 thousand of unrealized losses, at March 31, 2013 and December 31, 2012, respectively. We do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

The table below summarizes the contractual maturities of our available-for-sale investment portfolio as of March 31, 2013 (in thousands):

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Other securities		Total

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

U.S. Treasury securities	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Asset backed securities	—	0.00%	68,329	0.61%	—	0.00%	—	0.00%	—	0.00%	68,329	0.61%
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	4	2.54%	229,332	1.23%	390,274	2.46%	—	0.00%	619,610	2.00%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	—	0.00%	13,076	2.37%	1,405,448	1.81%	—	0.00%	1,418,524	1.82%
Other securities	—		—		—		—		419		419	—

Total	$0	0.00%	$68,333	0.61%	$242,408	1.29%	$1,795,722	1.95%	$419	0.00%	$2,106,882	1.83%

The estimated weighted average life of the available-for-sale MBS portfolio as of March 31, 2013 and December 31, 2012 was 3.6 years and 3.4 years. This estimate is based on various assumptions, including repayment characteristics, and actual results may differ. As of March 31, 2013, the duration of the total available-for-sale investment portfolio was 3.3 years and the asset-backed securities portfolio within the available-for-sale investment portfolio had a duration of 0.4 year.

Held-to-maturity

At March 31, 2013 and December 31, 2012, we held $517.0 and $577.5 million of held-to-maturity investment securities, respectively. During the first quarter of 2012 the Company transferred securities with a fair value of $754.1 million from an available-for-sale classification to the held-to-maturity classification. During the three month ended March 31, 2013 the Company has not purchased or sold any held-to-maturity securities. Held-to-maturity investment securities are summarized as follows as of the dates indicated (in thousands):

	March 31, 2013
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$517,017	$522,867	100.00%	3.59%

Total investment securities held-to-maturity	$517,017	$522,867	100.00%	3.59%

	December 31, 2012
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$577,486	$584,551	100.00%	3.60%

Total investment securities held-to-maturity	$577,486	$584,551	100.00%	3.60%

The residential mortgage pass-through held-to-maturity investment portfolio is comprised of fixed rate FNMA and GNMA securities.

At March 31, 2013 and December 31, 2012, the fair value of the held-to-maturity investment portfolio was $522.9 million and $584.6 million with $5.9 and $7.1 million of unrealized gains, respectively. The table below summarizes the contractual maturities, as of the last scheduled repayment date, of our held-to-maturity investment portfolio as of March 31, 2013 (in thousands):

	Amortized Cost	Weighted Average Yield
Due in one year or less	$—	—
Due after one year through five year	—	—
Due after five years through ten years	—	—
Due after ten years	517,017	3.59%
Other Securities	—	—

Total	$517,017	3.59%

The estimated weighted average life of the held-to-maturity investment portfolio as of March 31, 2013 was 3.8 years. As of March 31, 2013, the duration of the total held-to-maturity investment portfolio was 3.5 years and the duration of the entire investment securities portfolio was 3.4 years.

Non-marketable securities

Non-marketable securities include Federal Reserve Bank stock and FHLB stock. At March 31, 2013 and December 31, 2012, we held $25.0 million of Federal Reserve Bank stock and at March 31, 2013 and December 31, 2012 we also held $7.9 million $8.0 million of FHLB stock, respectively. We hold these securities in accordance with debt and regulatory requirements. These are restricted securities which lack a market and are therefore carried at cost.

Loans Overview

Our loan portfolio at March 31, 2013 was comprised of loans that were acquired in connection with our four acquisitions to date, in addition to new loans that we have originated. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transaction are covered by loss sharing agreements with the FDIC.

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

Consistent with differences in the accounting, the loan portfolio is presented in two categories: (i) ASC 310-30 loans and (ii) Non ASC 310-30 loans. The portfolio is further stratified based on (i) loans covered by FDIC loss sharing agreements, or “covered loans,” and (ii) loans that are not covered by FDIC loss sharing agreements, or “non-covered loans.” Additionally, inherent in the nature of acquiring troubled banks, only certain of our acquired clients conform to our long-term business model of in-market, relationship-oriented banking. We have developed a management tool to evaluate the progress of working out the troubled loans acquired in our FDIC-assisted acquisitions and the progress of organic loan growth, whereby we have designated loans as “strategic” or “non-strategic.” Criteria utilized in the designation of a loan as “strategic” include (a) geography, (b) total relationship with borrower and (c) credit metrics commensurate with our current underwriting standards. At March 31, 2013, strategic loans totaled $1.2 billion and had strong credit quality as represented by a non-performing loans ratio of 0.6%. We believe this presentation of our loan portfolio provides a meaningful basis to understand the underlying drivers of changes in our loan portfolio balances.

Due to the unique structure and accounting treatment in our loan portfolio, we utilize three primary presentations to analyze our loan portfolio, depending on the purpose of the analysis. Those are:

To analyze:	We look at:
Loan growth and production efforts	Strategic balances and loan originations
Workout efforts of our purchased non-strategic portfolio	Non-strategic balances and accretable yield
Risk mitigants of our non-performing loans	FDIC loss-share coverage and fair value marks
Interest income	ASC 310-30 and non 310-30 yields and accretable yield

The table below shows the loan portfolio composition and the breakdown of the portfolio between ASC 310-30 loans, non ASC 310-30 loans, along with the amounts that are covered and non-covered, at March 31, 2013 and December 31, 2012. Covered loans comprised 30.4% of the total loan portfolio at March 31, 2013, compared to 33.2% at December 31, 2012 (dollars in thousands):

	March 31, 2013
	ASC 310-30 Loans	Non ASC 310-30 Loans	Total Loans	% of Total
Commercial	$78,928	$185,802	$264,730	15.0%
Commercial real estate	490,608	256,132	746,740	42.3%
Agriculture	46,580	118,157	164,737	9.3%
Residential real estate	101,386	446,185	547,571	31.0%
Consumer	12,747	28,925	41,672	2.4%

	$730,249	$1,035,201	$1,765,450	100.0%

Covered	$466,677	$70,419	$537,096	30.4%
Non-covered	263,572	964,782	1,228,354	69.6%

Total	$730,249	$1,035,201	$1,765,450	100.0%

	December 31, 2012
	ASC 310-30 Loans	Non ASC 310-30 Loans	Total Loans	% of Total
Commercial	$83,169	$187,419	$270,588	14.8%
Commercial real estate	566,035	238,964	804,999	43.9%
Agriculture	47,733	125,674	173,407	9.5%
Residential real estate	106,100	427,277	533,377	29.1%
Consumer	18,984	31,347	50,331	2.7%

	$822,021	$1,010,681	$1,832,702	100.0%

Covered	$527,948	$80,274	$608,222	33.2%
Non-covered	294,073	930,407	1,224,480	66.8%

Total	$822,021	$1,010,681	$1,832,702	100.0%

Strategic loans comprised 65.3% of the total loan portfolio at March 31, 2013, compared to 61.2% at December 31, 2012. The table below shows the loan portfolio composition categorized between strategic and non-strategic at the respective dates (dollars in thousands):

	March 31, 2013			December 31, 2012
	Strategic	Non-Strategic	Total	Strategic	Non-Strategic	Total
Commercial	$171,128	$93,602	$264,730	$163,193	$107,395	$270,588
Commercial real estate	299,853	446,887	746,740	278,907	526,092	804,999
Agriculture	152,619	12,118	164,737	160,963	12,444	173,407
Residential real estate	492,767	54,804	547,571	474,769	58,608	533,377
Consumer	37,143	4,529	41,672	44,266	6,065	50,331

Total	$1,153,510	$611,940	$1,765,450	$1,122,098	$710,604	$1,832,702

Total loans decreased $67.3 million from December 31, 2012, ending at $1.8 billion at March 31, 2013. The decrease in total loans was primarily driven by a $98.7 million decrease in our non-strategic loan portfolio as our enterprise-level, dedicated special asset resolution team successfully worked out non-strategic loans acquired in our FDIC-assisted transactions, coupled with the repayment of certain loans that do not conform to our business model of in-market, relationship-oriented loans with credit metrics commensurate with our current underwriting standards. Strategic loans increased $31.4 million, or 11.4% annualized, at March 31, 2013 compared to December 31, 2012, driven by originations of $109.4 million. We successfully increased our balances in our strategic commercial, commercial real estate and residential real estate portfolios as we continued to generate new relationships with individuals and small to mid-sized businesses.

Commercial loans consist of loans made to finance business operations and secured by inventory or other business-related collateral such as accounts receivable or equipment. Commercial real estate loans include loans on 1-4 family construction properties, owner-occupied and non-owner-occupied commercial properties such as office buildings, shopping centers, or free standing commercial properties, multi-family properties and raw land development loans. Agriculture loans include loans on farm equipment and farmland loans. Residential real estate loans include 1-4 family closed and open end loans, in both senior and junior collateral positions. Consumer loans include both secured and unsecured loans.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. New loan originations of $109.4 million were down slightly from the prior quarter, largely due to seasonality, but have increased 32.7% from the first quarter of 2012 as a result of the deployment of bankers and the development of our market presence has increased. The following table represents new loan originations for the last five quarters (in thousands):

	First quarter 2013	Fourth quarter 2012	Third quarter 2012	Second quarter 2012	First quarter 2012
Commercial	$15,150	$30,988	$25,640	$10,799	$20,102
Commercial real estate	36,749	20,993	11,135	6,816	18,546
Agriculture	9,446	28,978	24,328	22,444	7,570
Residential real estate	45,808	52,778	60,320	40,123	33,016
Consumer	2,211	6,025	6,505	4,057	3,155

Total	$109,364	$139,762	$127,928	$84,239	$82,389

The tables below show the contractual maturities of our loans for the dates indicated (in thousands):

	March 31, 2013
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$86,557	$136,640	$41,533	$264,730
Commercial real estate	336,991	271,098	138,651	746,740
Agriculture	33,858	75,581	55,298	164,737
Residential real estate	57,073	70,741	419,757	547,571
Consumer	17,094	16,074	8,504	41,672

Total loans	$531,573	$570,134	$663,743	$1,765,450

Covered	294,089	185,840	57,167	537,096
Non-covered	237,484	384,294	606,576	1,228,354

Total loans	$531,573	$570,134	$663,743	$1,765,450

	December 31, 2012
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$83,093	$147,356	$40,139	$270,588
Commercial real estate	403,179	277,625	124,195	804,999
Agriculture	41,205	77,683	54,519	173,407
Residential real estate	62,712	73,941	396,724	533,377
Consumer	23,842	17,668	8,821	50,331

Total covered loans	$614,031	$594,273	$624,398	$1,832,702

Covered	350,339	198,373	59,510	608,222
Non-covered	263,692	395,900	564,888	1,224,480

Total loans	$614,031	$594,273	$624,398	$1,832,702

The interest rate sensitivity of loans with maturities over one year is as follows at the dates indicated (in thousands):

	March 31, 2013
	Fixed	Variable	Total
Commercial	$56,820	$121,353	$178,173
Commercial real estate	174,770	234,979	409,749
Agriculture	61,647	69,232	130,879
Residential real estate	263,237	227,261	490,498
Consumer	13,537	11,041	24,578

Total loans with > 1 year maturity	$570,011	$663,866	$1,233,877

Covered	$73,886	$169,121	$243,007
Non-covered	496,125	494,745	990,870

Total loans with > 1 year maturity	$570,011	$663,866	$1,233,877

	December 31, 2012
	Fixed	Variable	Total
Commercial	$51,171	$136,324	$187,495
Commercial real estate	161,200	240,620	401,820
Agriculture	60,194	72,008	132,202
Residential real estate	247,321	223,344	470,665
Consumer	15,295	11,194	26,489

Total loans with > 1 year maturity	$535,181	$683,490	$1,218,671

Covered	$73,925	$183,958	$257,883
Non-covered	461,256	499,532	960,788

Total loans with > 1 year maturity	$535,181	$683,490	$1,218,671

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

Below is the composition of the net book value for loans accounted for under ASC Topic 310-30 at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Contractual cash flows	$1,331,205	$1,444,279
Nonaccretable difference	(473,741)	(488,673)
Accretable yield	(127,215)	(133,585)

Total loans accounted for under ASC Topic 310-30	$730,249	$822,021

Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, we evaluate the credit profile, contractual interest rates, collateral values and expected prepayments of the loan pools. Prepayment assumptions are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans were fixed or variable rate loans. Decreases to the expected future cash flows in the applicable pool generally result in an immediate provision for loan losses charged to the consolidated statements of operations. Conversely, increases in the expected future cash flows in the applicable pool result in a transfer from the non-accretable difference to the accretable yield, and have a positive impact on accretion income prospectively. This re-measurement process resulted in the following changes to the accretable yield during the three months ended March 31, 2013 and 2012 (in thousands):

	March 31, 2013	March 31, 2012
Balance at beginning of year	$133,585	$186,494
Reclassification from non-accretable difference	16,134	10,653
Reclassification to non-accretable difference	(1,202)	(4,130)
Accretion income	(21,302)	(26,549)

Balance at end of period	$127,215	$166,468

We re-measure the expected cash flows of all 30 of the loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. Increases in expected cash flows are reflected as an increase in the accretion rates as well as an increased amount of accretable yield that will be recognized over the expected remaining lives of the underlying loan pools. During the three months ended March 31, 2013 and 2012, we reclassified $14.9 million and $6.5 million, net, from non-accretable difference to accretable yield, respectively. The re-measurements also resulted in $0.3 million and $3.3 million of net impairment during the same respective periods. The impairments during the three months ended March 31, 2013 were primarily driven by our commercial and residential real estate pools. These impairments are reflected in provision for loan loss in the consolidated statement of operations.

In addition to the accretable yield on loans accounted for under ASC Topic 310-30, the fair value adjustments on loans outside the scope of 310-30 are also accreted to interest income over the life of the loans. At March 31, 2013 and 2012, our total remaining accretable yield and fair value mark was as follows (in thousands):

	March 31, 2013	March 31, 2012
Remaining accretable yield on loans accounted for under ASC Topic 310-30	$127,215	$166,468
Remaining accretable fair value mark on loans not accounted for under ASC Topic 310-30	16,269	32,057

Total remaining accretable yield and fair value mark	$143,484	$198,525

Loss-Share Coverage

The Company has two loss sharing agreements with the FDIC for the assets related to the Hillcrest Bank acquisition and a separate loss sharing agreement that covers certain assets related to the Community Banks of Colorado acquisition, whereby the FDIC will reimburse us for a portion of the losses incurred as a result of the resolution and disposition of the covered assets of these banks. The details of these agreements are more fully described in Management’s Discussion and Analysis in our 2012 Annual Report on Form 10-K.

The categories, and the respective loss thresholds and coverage amounts related to the Hillcrest Bank loss sharing agreement are as follows (dollars in thousands):

Commercial			Single family
Tranche	Loss Threshold	Loss-Coverage Percentage	Tranche	Loss Threshold	Loss-Coverage Percentage
1	Up to $295,592	60%	1	Up to $4,618	60%
2	$295,593-405,293	0%	2	$4,618-8,191	30%
3	>$405,293	80%	3	>$8,191	80%

The categories, and the respective loss thresholds and coverage amounts related to the Community Banks of Colorado loss sharing agreement are as follows (dollars in thousands):

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

As of March 31, 2013, we had incurred $208.8 million of losses on our Hillcrest Bank covered assets since the beginning of the loss sharing agreement as measured by the FDIC’s book value, substantially all of which was related to the commercial assets. Additionally, as of March 31, 2013, we had incurred approximately $153.8 million of losses related to our Community Banks of Colorado loss sharing agreement.

Subsequent to March 31, 2013, we received $9.8 million related to claims filed during the fourth quarter of 2012 for losses incurred during the three months ended December 31, 2012 related to Community Banks of Colorado and Hillcrest Bank. We also filed loss share claims with the FDIC for $7.5 million and $8.1 million related to first quarter losses for Hillcrest Bank and Community Banks of Colorado, respectively. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.

Asset Quality

All of the assets acquired in our acquisitions were marked to fair value at the date of acquisition, and the fair value adjustments to loans included a credit quality component. We utilize traditional credit quality metrics to evaluate the overall credit quality of our loan portfolio; however our credit quality ratios are limited in their comparability to industry averages or to other financial institutions because:

1. Any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments; and

2. 46.5% of our non-performing assets (by dollar amount) at March 31, 2013 are covered by loss sharing agreements with the FDIC.

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

Non-performing Assets

Non-performing assets consist of covered and non-covered non-accrual loans, accruing loans 90 days or more past due, troubled debt restructurings, OREO (55.0% of which was covered by FDIC loss sharing agreements at March 31, 2013) and other repossessed assets. However, loans and troubled debt restructurings accounted for under ASC Topic 310-30, as described below, are excluded from our non-performing assets. Our non-performing assets include $10.0 million and $11.1 million of covered loans not accounted for under ASC Topic 310-30 and $45.9 million and $45.5 million of covered OREO at March 31, 2013 and December 31, 2012, respectively. In addition to being covered by loss sharing agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.

As of March 31, 2013 and December 31, 2012, 63.9% and 64.2%, respectively, of loans accounted for under ASC Topic 310-30 were covered by the FDIC loss sharing agreements. Loans accounted for under ASC Topic 310-30 were recorded at fair value based on cash flow projections that considered the deteriorated credit quality and expected losses. These loans are accounted for on a pool basis and any non-payment of contractual principal or interest is considered in our periodic re-estimation of the expected future cash flows. To the extent that we decrease our cash flow projections, we record an immediate impairment expense through the provision for loan losses. We recognize any increases to our cash flow projections on a prospective basis through an increase to the pool’s yield over its remaining life once any previously recorded impairment expense has been recouped. As a result of this accounting treatment, these pools may be considered to be performing, even though some or all of the individual loans within the pools may be contractually past due. Loans accounted for under ASC Topic 310-30 were classified as performing assets at March 31, 2013 and December 31, 2012, as the carrying values of the respective loan or pool of loans cash flows were considered estimatable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool’s expected future cash flows, is being recognized on all acquired loans accounted for under ASC Topic 310-30.

The following table sets forth the non-performing assets as of the dates presented (in thousands):

	March 31, 2013			December 31, 2012
	Non-Covered	Covered	Total	Non-Covered	Covered	Total
Non-accrual loans:
Commercial loans	$784	$2,103	$2,887	$1,466	$3,034	$4,500
Commercial real estate loans	8,427	463	8,890	10,216	1,453	11,669
Agriculture	189	38	227	207	44	251
Residential real estate loans	4,214	1,478	5,692	4,894	1,514	6,408
Consumer loans	269	—	269	291	—	291

Total non-accrual loans	13,883	4,082	17,965	17,074	6,045	23,119

Loans past due 90 days or more and still accruing interest:
Commercial loans	—	—	—	—	—	—
Commercial real estate loans	131	—	131	—	—	—
Agriculture	—	—	—	—	—	—
Residential real estate loans	42	—	42	22	—	22
Consumer loans	3	—	3	3	—	3

Total accruing loans 90 days past due	176	—	176	25	—	25

Accruing restructured loans (1)	12,687	5,947	18,634	12,673	5,047	17,720

Total non-performing loans	26,746	10,029	36,775	29,772	11,092	40,864
OREO	37,478	45,852	83,330	49,297	45,511	94,808
Other repossessed assets	800	523	1,323	800	531	1,331

Total non-performing assets	$65,024	$56,404	$121,428	$79,869	$57,134	$137,003

Allowance for loan losses			$12,889			$15,380
Total non-performing loans to total non-covered, total covered, and total loans, respectively	2.18%	1.87%	2.08%	2.43%	1.82%	2.23%
Total non-performing assets to total assets			2.31%			2.53%
Allowance for loan losses to non-performing loans			35.05%			37.64%

(1)	Includes restructured loans less than 90 days past due and still accruing.

OREO of $83.3 million at March 31, 2013 includes $4.9 million of participant interests in OREO, in connection with our repossession of collateral on loans for which we were the lead bank and we have a controlling interest. We have recorded a corresponding payable to those participant banks in other liabilities. The $83.3 million of OREO at March 31, 2013 excludes $10.6 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO.

During the three months ended March 31, 2013, $17.0 million of OREO was foreclosed on or otherwise repossessed and $23.9 million of OREO was sold, including $0.3 million of non-covered gains and $1.5 million of covered gains that are subject to reimbursement to the FDIC at the applicable loss share coverage percentage. OREO write-downs of $4.6 million were recorded during the three months ended March 31, 2013, of which $3.1 million, or 67.5%, were covered by FDIC loss sharing agreements. OREO balances decreased $11.5 million during the first quarter of 2013 to $83.3 million, 55.0% of which was covered by FDIC loss sharing agreements, compared to OREO balances of $94.8 million at December 31, 2012, $45.5 million, or 48.0%, of which was covered by the FDIC loss sharing agreement.

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Covered and non-covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC Topic 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC Topic 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are considered to be performing as is further described above under “Non-Performing Assets.” The table below shows the past due status of covered and non-covered loans, based on contractual terms of the loans as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
	ASC 310-30 loans	Non ASC 310- 30 loans	Total loans	ASC 310-30 loans	Non ASC 310-30 loans	Total loans
Loans 30-89 days past due and still accruing interest	$28,199	$4,559	$32,758	$18,412	$4,581	$22,993
Loans 90 days past due and still accruing interest	112,475	176	112,651	146,761	25	146,786
Non-accrual loans	—	17,965	17,965	—	23,119	23,119

Total past due and non-accrual loans	$140,674	$22,700	$163,374	$165,173	$27,725	$192,898

Total covered loans	$107,408	$4,583	$111,991	$130,350	$6,172	$136,522

Total past due and non-accrual loans to total 310-30 loans, total non 310-30 loans and total loans, respectively	19.26%	2.19%	9.25%	20.09%	2.74%	10.53%
% of total past due and non-accrual loans that carry fair value adjustments	100.00%	54.80%	93.72%	100.00%	57.78%	93.93%
% of total past due and non-accrual loans that are covered by FDIC loss sharing agreements	76.35%	20.19%	68.55%	78.92%	22.26%	70.77%

Total loans 30 days or more past due and still accruing interest and non-accrual loans represented 9.3% of total loans as of March 31, 2013 compared to 10.5% at December 31, 2012. Loans 30-89 days past due and still accruing interest decreased $9.8 million at March 31, 2013 compared to December 31, 2012. Loans 90 days or more past due and still accruing interest decreased $34.1 million at March 31, 2013 compared to December 31, 2012. The decrease in past due loans is reflective of improved credit quality and the successful workout strategies employed by our special assets division during the period. Non-accrual loans decreased $5.2 million during the period primarily due to resolution of certain assets and foreclosures during the period. The covered and non-covered non-accrual loans are primarily secured by real estate both in and outside of our market areas.

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

Loans accounted for under the accounting guidance provided in ASC Topic 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically re-estimated and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses and, for loans covered by loss sharing agreements with the FDIC, a related adjustment to the FDIC indemnification asset for the portion of the loss that is covered by the loss sharing agreements. If the re-estimated expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows will be accreted into interest income over the remaining expected life of the loan pool. During the three months ended March 31, 2013 and 2012, these re-estimations resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, is reflected in increased accretion as well as an increased amount of accretable yield and is recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

For all loans not accounted for under ASC 310-30, the determination of the ALL follows a process to determine the appropriate level of ALL that is designed to account for changes in credit quality. This process provides an ALL consisting of a specific allowance component based on certain individually evaluated loans and a general allowance component based on estimates of reserves needed for all other loans, segmented based on similar risk characteristics.

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

In evaluating the loan portfolio for an appropriate ALL level, unimpaired loans are grouped into segments based on broad characteristics such as primary use and underlying collateral. We have identified five primary loan segments that are further stratified into 10 loan classes to provide more granularity in analyzing loss history and to allow for more definitive qualitative adjustments based upon specific factors affecting each loan class. Following are the loan classes within each of the five primary loan segments:

Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer
Total commercial	Construction	Total agriculture	Sr. lien	Total consumer
	Acquisition and development		Jr. lien
Multi-family
Owner-occupied
Non-owner occupied

Appropriate ALL levels are determined by segment and class utilizing risk ratings, loss history, peer loss history and qualitative adjustments. The qualitative adjustments consider the following risk factors:

•	economic/external conditions;

•	loan administration, loan structure and procedures;

•	risk tolerance/experience;

•	loan growth;

•	trends;

•	concentrations;

•	other

Historical loss data is categorized by segment and class and a loss rate is applied to loan balances. The loss rates are based on loan segment and class and utilize a credit risk rating migration analysis. Due to our relatively short historical loss history, we incorporate not only our own four-quarter historical loss rates, but we also utilize peer historical loss data based on a 12-quarter historical average net charge-off ratio on each loan type, relying on the Uniform Bank Performance Reports compiled by the Federal Financial Institutions Examinations Council (“FFIEC”). While we use our own loss history and peer loss history for both purchased and originated loans, we assign a higher portion of our own loss history to our purchased loans, because those loans are more seasoned and more of the actual losses in the portfolio have historically been in the purchased portfolio. For originated loans, we assign a higher portion of the peer loss history, as we believe that this is likely more indicative of losses inherent in the portfolio.

The collective resulting ALL for loans not accounted for under ASC 310-30 is calculated as the sum of the specific reserves and the general reserves. While these amounts are calculated by individual loan or segment and class, the entire ALL is available for any loan that, in our judgment, should be charged-off.

During the three months ended March 31, 2013, two loan pools had previous valuation allowances of $1.4 million that were reversed as a result of an increase in expected cash flows. Two loan pools had net impairments as a result of decreases in expected cash flows, resulting in a net provision of $0.3 million for loans accounted for under ASC 310-30. Within the commercial real estate segment $2.8 million of 310-30 loans were charged-off during the three months ended March 31, 2013. This resulted in an ending ALL for 310-30 loans of $2.1 million at March 31, 2013, compared to $4.7 million at December 31, 2012.

In addition to the $0.3 million of provision for loan losses on our loans accounted for under ASC 310-30, we recorded $1.1 million of provision for loan losses for loans not accounted for under ASC 310-30 as we provided for $1.1 million of net loan charge-offs and credit risks inherent in the March 31, 2013 non ASC 310-30 balances. During the three months ended March 31, 2013, $0.6 million of the $1.1 million of net charge-offs were from the commercial segment. At March 31, 2013, there were 12 loans that carried specific reserves totaling $2.2 million, compared to ten impaired loans that carried specific reserves totaling $1.9 million at December 31, 2012.

During the three months ended March 31, 2012, we recorded a provision for loan losses of $3.3 million as a result of net decreases in expected cash flow on loans accounted for under ASC 310-30. Additionally, we charged off $2.1 million of loans accounted for under ASC Topic 310-30 during the three months ended March 31, 2012, $1.5 million of which was from the commercial real estate segment. This resulted in an ending ALL for 310-30 loans of $3.3 million at March 31, 2012, compared to $2.2 million at December 31, 2011.

During the three months ended March 31, 2012, we recorded $4.6 million of provision for loan losses for loans not accounted for under ASC 310-30 as we provided for net loan charge-offs and risks inherent in the March 31, 2012 non ASC 310-30 balances. Of the $4.8 million of charge-offs during the three months ended March 31, 2012, $2.6 million was in the commercial segment and $2.1 million was in the commercial real estate segment.

After considering the abovementioned factors, we believe that the ALL of $12.9 million and $12.4 million was adequate to cover probable losses inherent in the loan portfolio at March 31, 2013 and 2012, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company’s results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the three months ended March 31, 2013 and 2012 (in thousands):

	March 31, 2013			March 31, 2012
	310-30	Non 310-30	Total	310-30	Non 310-30	Total
Beginning allowance for loan losses	$4,652	$10,728	$15,380	$2,188	$9,339	$11,527
Charge-offs:
Commercial	—	(629)	(629)	(39)	(2,632)	(2,671)
Commercial real estate	(2,812)	(259)	(3,071)	(1,530)	(2,172)	(3,702)
Agriculture	—	—	—	—	—	—
Residential real estate	—	(75)	(75)	(416)	(34)	(450)
Consumer	—	(233)	(233)	—	(392)	(392)

Total charge-offs	(2,812)	(1,196)	(4,008)	(1,985)	(5,230)	(7,215)
Recoveries	—	100	100	(155)	415	260

Net charge-offs	(2,812)	(1,096)	(3,908)	(2,140)	(4,815)	(6,955)
Provision for loan loss	309	1,108	1,417	3,279	4,557	7,836

Ending allowance for loan losses	$2,149	$10,740	$12,889	$3,327	$9,081	$12,408

Ratio of net charge-offs during the period (annualized) to average total loans during the period, respectively	1.45%	0.44%	0.88%	0.69%	2.04%	1.28%
Ratio of allowance for loan losses to total loans outstanding at period end, respectively	0.29%	1.04%	0.73%	0.28%	1.01%	0.59%
Ratio of allowance for loan losses to non-covered loans outstanding at period end	—	—	1.05%	—	—	1.00%
Ratio of allowance for non 310-30 loan losses to total non-performing loans at period end	—	29.20%	—	—	24.46%	—
Ratio of allowance for non 310-30 loan losses to non-performing, non-covered loans at period end	—	40.16%	—	—	30.52%	—
Total loans	$730,249	$1,035,201	$1,765,450	$1,201,165	$900,317	$2,101,482
Average total loans outstanding during the period	$785,103	$1,011,137	$1,796,240	$1,242,596	$947,824	$2,190,420
Non-covered loans	$263,572	$964,782	$1,228,354	$437,092	$802,754	$1,239,846
Total non-performing loans	$—	$36,775	$36,775	$—	$37,126	$37,126
Non-performing, covered loans	$—	$10,029	$10,029	$—	$7,368	$7,368

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	March 31, 2013
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$264,730	15%	$3,286	26%
Commercial real estate	746,740	42%	2,975	23%
Agriculture	164,737	9%	793	6%
Residential real estate	547,571	31%	5,342	41%
Consumer and overdrafts	41,672	3%	493	4%

Total	$1,765,450	100%	$12,889	100%

	December 31, 2012
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$270,588	15%	$2,798	18%
Commercial real estate	804,999	44%	7,396	48%
Agriculture	173,407	9%	592	4%
Residential real estate	533,377	29%	4,011	26%
Consumer and overdrafts	50,331	3%	583	4%

Total	$1,832,702	100%	$15,380	100%

During the three months ended March 31, 2013, the ALL allocated to commercial real estate declined from 48% to 23% largely due to $2.8 million in charge-offs in our commercial real estate loans accounted for under ASC 310-30 loans, coupled with a $1.0 million provision reversal related to our ASC 310-30 loans as previously recorded impairments were recaptured in connection with an improvement in estimated cash flows. The ALL allocated to the residential real estate segment increased to 41% from 26% during the three months ended March 31, 2013, which was largely the result of a $1.0 million impairment in the residential real estate loans accounted for under ASC 310-30.

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

In the three months ended March 31, 2013, we recognized $4.7 million of negative accretion on the FDIC indemnification asset as the performance of our covered assets has improved and reduced the carrying value of the FDIC indemnification asset by $9.1 million as a result of claims filed with the FDIC as discussed below. The negative accretion resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans as well as an increased amount of accretable yield on our covered loans accounted for under ASC Topic 310-30 and is being recognized over the expected lives of the underlying covered loans as an adjustment to yield. During the three months ended March 31, 2013, we submitted $9.1 million of loss share claims to the FDIC for the reimbursable portion of losses related to the Hillcrest Bank and Community Banks of Colorado covered assets incurred during the fourth quarter of 2012. During the three months ended March 31, 2013, we received $57.9 million in payments from the FDIC. Of these payments, $51.0 million were related to Community Banks of Colorado for losses incurred during the second and third quarters of 2012 and $6.9 million were related to Hillcrest Bank for losses that were incurred during the third and fourth quarters of 2012.

Subsequent to March 31, 2013, we received $9.8 million related to claims filed during the fourth quarter of 2012 for losses incurred during the three months ended December 31, 2012 related to Community Banks of Colorado and Hillcrest Bank. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.

During the three months ended March 31, 2012, we recognized $3.7 million of negative accretion related to the FDIC indemnification asset as a result of improved performance of our covered assets and we received $6.6 million in payments from the FDIC which was related to losses that were incurred during the third quarter of 2011.

Within 45 days of the end of each of the loss sharing agreements with the FDIC, we may be required to reimburse the FDIC in the event that the Company’s losses on covered assets do not reach the second tranche in each related loss sharing agreement, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At March 31, 2013 and December 31, 2012, this clawback liability was carried at $31.0 million and $31.3 million, respectively, and is included in Due to FDIC in our consolidated statements of financial condition.

Other real estate owned

OREO is comprised of properties acquired through the foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem loans. We have a dedicated, enterprise-level problem asset resolution team that is actively working to resolve problem loans and to obtain and subsequently sell the underlying collateral. The OREO balance of $83.3 million at March 31, 2013 includes the interests of several outside participating banks totaling $4.9 million, for which an offsetting liability is recorded in other liabilities and excludes $10.6 million of the Company’s minority interests in OREO which are held by outside banks where we were not the lead bank and do not have a controlling interest, for which a receivable is included in other assets. Of the $83.3 million of OREO at March 31, 2013, $45.9 million, or 55.0%, was covered by the loss sharing agreements with the FDIC. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset. We sold $25.7 million and $12.7 million of OREO during the three months ended March 31, 2013 and 2012, respectively, and realized net gains on sales of $1.8 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. Changes in OREO during the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Beginning balance	$94,808	$120,636
Transfers from loan portfolio	17,043	40,899
Impairments	(4,600)	(5,089)
Sales	(25,726)	(12,676)
Gain (loss) on sale of OREO	1,805	849

Ending Balance	$83,330	$144,619

Other Assets

Significant components of other assets were as follows as of the periods indicated (in thousands):

	March 31, 2013	December 31, 2012
FDIC indemnification-claimed	$10,560	$59,291
Minority interest in participated other real estate owned	10,627	10,627
Accrued interest on interest bearing bank deposits and investment securities	6,065	5,585
Accrued interest on loans	6,612	7,088
Accrued income taxes receivable and deferred tax asset	12,394	7,274
Other	9,672	10,158

Total other assets	$55,930	$100,023

Other assets decreased $44.1 million during the three months ended March 31, 2013, largely because the FDIC indemnification-claimed decreased $48.7 million, as payments were received on outstanding loss share claims submitted to the FDIC.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated (in thousands):

	March 31, 2013	December 31, 2012
Participant interest in other real estate owned	$4,942	$5,321
Accrued income taxes payable	—	4,972
Accrued interest payable	3,862	4,239
Accrued expenses	11,263	12,263
Warrant liability	4,834	5,461
Other liabilities	977	2,285

Total other liabilities	$25,878	$34,541

Other liabilities decreased $8.7 million during the three months ended March 31, 2013, largely due to a $5.0 million decrease in accrued and deferred income taxes payable that was a result of tax payments paid during the period. During the three months ended March 31, 2013, we continued to lower the interest rates on our deposits, coupled with the shift from higher-cost time deposits to lower cost transaction accounts. The lower cost mix of deposits resulted in a decrease in accrued interest payable of $0.4 million during the period. Additionally, participant interests in other real estate owned, which represents participant banks’ interests in properties that we have repossessed, decreased $0.4 million. These participant interests are also reflected in our other real estate owned balances.

We have outstanding warrants to purchase 830,750 shares of our common stock, which are classified as a liability and included in other liabilities in our consolidated statements of financial condition. The warrants were granted to certain lead stockholders and all warrants have an exercise price of $20.00 per share. The term of the warrants is for ten years and the expiration dates of the warrants range from October 20, 2019 to September 30, 2020. We revalue the warrants at the end of each reporting period using a Black-Scholes model and any change in fair value is reported in the statements of operations as “loss (gain) from change in fair value of warrant liability” in non-interest expense in the period in which the change occurred. The warrant liability decreased $0.6 million during the three months ended March 31, 2013 to $4.8 million. The value of the warrant liability, and the expense that results from an increase to this liability, has a direct correlation to our stock price. Accordingly, any increase in our stock price would result in an increase in the warrant liability and the associated expense. More information on the accounting and measurement of the warrant liability can be found in notes 2 and 19 in our audited consolidated financial statements.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the customer relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
Non-interest bearing demand deposits	$654,002	16%	$677,985	16%
Interest bearing demand deposits	487,222	12%	529,996	13%
Savings accounts	198,872	5%	187,339	4%
Money market accounts	1,064,211	26%	1,052,681	25%

Total transaction deposits	2,404,307	59%	2,448,001	58%
Time deposits < $100,000	1,071,717	26%	1,121,757	27%
Time deposits ≥ $100,000	584,777	15%	630,961	15%

Total time deposits	1,656,494	41%	1,752,718	42%

Total deposits	$4,060,801	100%	$4,200,719	100%

During the three months ended March 31, 2013, our total deposits decreased $139.9 million. We have actively worked to restructure our deposit base by retaining only those acquired time deposit clients who were interested in time deposits at market rate and developing a banking relationship and as a result, our time deposits decreased $96.2 million during the three months ended March 31, 2013. At March 31, 2013 the mix of transaction deposits to total deposits improved to 59.2% from 58.3% at the end of the prior period. At March 31, 2013 and December 31, 2012, we had $1.2 billion of time deposits that were scheduled to mature within 12 months, $0.4 billion of which were in denominations of $100,000 or more, and $0.8 billion of which were in denominations less than $100,000. Note 8 to the unaudited consolidated interim financial statements provides a maturity schedule and weighted average rates of time deposits outstanding at March 31, 2013 and December 31, 2012.

In connection with our FDIC-assisted bank acquisitions, the FDIC provided Bank of Choice, Hillcrest Bank, and Community Banks of Colorado depositors with the right to redeem their time deposits at any time during the life of the time deposit, without penalty, unless the depositor accepts new terms. At March 31, 2013 and December 31, 2012, the Company had approximately $132.9 million and $164.3 million, respectively, of time deposits that were subject to the penalty-free withdrawals.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges, bank card income and FDIC loss sharing income. Our primary operating expenses, aside from interest expense, consist of salaries and employee benefits, professional fees, occupancy costs, and data processing expense.

Overview of Results of Operations

We recorded net income of $2.1 million during the three months ended March 31, 2013 compared to $1.6 million during the three months ended March 31, 2012. Net interest income declined $7.7 million from the three months ended March 31, 2012 to the three months ended March 31, 2013, which resulted from the lower loan balances of 310-30 loans as non-strategic loans were successfully moved to resolution, coupled with lower yields earned on the investment portfolio and on the non 310-30 loan portfolio. We grew average balances of transaction accounts $68.5 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, while average balances of total interest bearing liabilities declined $815.4 million during the same timeframe, driven by an $881.3 million decline in average time deposits as we focused our deposit base on clients who were interested in market rate time deposits and developing a banking relationship.

Provision for loan loss expense was $1.4 million during the three months ended March 31, 2013, compared to $7.8 million during the three months ended March 31, 2012, a decrease of $6.4 million. The decrease in provision was due to lower impairment charges on the ASC 310-30 loan pools coupled with reduced net charge-offs in the non 310-30 portfolio when comparing the three months ended March 31, 2013 to the same period of 2012. Non-interest income was $7.2 million in the three months ended March 31, 2013 compared to $10.3 million during the same period in 2012, a decline of $3.1 million, which was largely due to a $1.4 million decline in FDIC-related income coupled with a $1.1 million decline in gain on previously charged-off acquired loans.

Non-interest expense totaled $47.9 million in the three months ended March 31, 2013 compared to $53.0 million during the three months ended March 31, 2012, a decline of $5.1 million. The decline in non-interest expense was primarily due to lower OREO expenses of $3.9 million, coupled with a $1.3 million decrease in professional fees, a $1.4 million valuation decrease in the warrant liability and offset by a $1.4 million increase in occupancy and equipment expense, which was largely due to the additional depreciation of the premises and equipment purchased in the Bank of Choice and Community Banks of Colorado acquisitions.

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

The following tables present the components of net interest income for the periods indicated. The tables include: (i) the average daily balances of interest earning assets and interest bearing liabilities; (ii) the average daily balances of non-interest earning assets and non-interest bearing and liabilities; (iii) the total amount of interest income earned on interest earning assets; (iv) the total amount of interest expense incurred on interest bearing liabilities; (v) the resultant average yields and rates; (vi) net interest spread; and (vii) net interest margin, which represents the difference between interest income and interest expense, expressed as a percentage of interest earning assets. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for timeframes prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale. Non-accrual and restructured loan balances are included in the average loan balances; however, the forgone interest on non-accrual and restructured loans is not included in the dollar amounts of interest earned. All amounts presented are on a pre-tax basis.

The table below presents the components of net interest income for the three months ended March 31, 2013 and 2012 (in thousands):

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
310-30 loans	$785,103	$21,302	10.85%	$1,242,596	$26,549	8.59%
Non 310-30 loans (1)(2)	1,015,260	14,833	5.93%	953,345	20,042	8.46%
Investment securities available-for-sale	1,845,383	8,471	1.86%	1,961,349	14,895	3.05%
Investment securities held-to-maturity	552,832	4,777	3.50%	23,291	211	3.64%
Other securities	32,996	394	4.84%	29,112	381	5.26%
Interest bearing deposits	531,945	321	0.24%	1,263,164	812	0.26%

Total interest earning assets	$4,763,519	$50,098	4.27%	$5,472,857	$62,890	4.62%

Cash and due from banks	62,616			73,450
Other assets	481,154			637,102
Allowance for loan losses	(14,297)			(6,334)

Total assets	$5,292,992			$6,177,075

Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,738,410	$1,094	0.26%	$1,669,889	$1,604	0.39%
Time deposits	1,698,801	3,417	0.82%	2,580,053	7,999	1.25%
Securities sold under agreements to repurchase	46,784	18	0.16%	49,403	29	0.23%

Total interest bearing liabilities	$3,483,995	$4,529	0.53%	$4,299,345	$9,632	0.90%

Demand deposits	645,904			645,972
Other liabilities	75,556			139,131

Total liabilities	4,205,455			5,084,448

Stockholders’ equity	1,087,537			1,092,627

Total liabilities and stockholders’ equity	$5,292,992			$6,177,075

Net interest income		$45,569			$53,258

Interest rate spread			3.74%			3.72%
Net interest earning assets	$1,279,524			$1,173,512

Net interest margin			3.88%			3.91%
Ratio of average interest earning assets to average interest bearing liabilities	136.73%			127.30%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)	Non 310-30 loans include loans held-for-sale.

Net interest income totaled $45.6 million and $53.3 million for the three months ended March 31, 2013 and 2012, respectively. The net interest margin narrowed 3 basis points from the same period a year ago to 3.88% and the interest rate spread widened 2 basis points to 3.74% during the three months ended March 31, 2013. The year-over-year narrowing of the net interest margin was primarily driven by a 13.0% decrease in average interest earning assets which was largely attributable to a $457.5 million decrease in average balances on loans accounted for under ASC 310-30 as we continued to actively exit the non-strategic loan portfolio.

Average loans comprised $1.8 billion, or 37.8% of total average interest earning assets during the three months ended March 31, 2013, compared to $2.2 billion, or 40.1%, of total average interest earning assets during the three months ended March 31, 2012. Loan balances at the beginning of 2012 were reflective of our acquisitions in the latter-half of 2011 and the decline in average balances is reflective of our exit strategy of the non-strategic loans. The yield on the ASC 310-30 loan portfolio was 10.85% during the three months ended March 31, 2013, compared to 8.59% during the same period the prior year. This 2.26% increase was attributable to the effects of the favorable life-to-date transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loans.

Average investment securities comprised 50.3% of total interest earning assets at March 31, 2013 compared to 36.3% at March 31, 2012, as we have steadily reinvested the excess cash into our investment securities portfolio. The continued low interest rate environment and lower re-investment yields have resulted in an 82 basis point decline in yields earned on the total investment portfolio during the three months ended March 31, 2013 compared to the same period of the prior year.

Average balances of interest earning liabilities declined $815.4 million for the three months ended March 31, 2012, driven by an $881.3 million decline in average time deposits as we focused our deposit base on clients who were interested in market rate time deposits and developing a banking relationship. The net interest margin benefited from a 0.37% decrease in the cost of interest bearing liabilities as we continued our strategy of transitioning high-priced time deposits to lower-cost transaction accounts. During the three months ended March 31, 2013, total interest expense related to interest bearing liabilities was $4.5 million compared to $9.6 million during the three months ended March 31, 2012, or an average cost of 0.53% and 0.90% during the respective periods. The largest component of interest expense in each period was related to time deposits, which carried an average rate of 0.82% and 1.25% during the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes the changes in net interest income by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 (in thousands):

	Three months ended March 31, 2013 Compared To Three months ended March 31, 2012
	Increase (decrease) due to
	Volume	Rate (3)	Net
Interest income:
310-30 loans	$(12,413)	$7,166	$(5,247)
Non 310-30 loans (1)(2)(3)	905	(6,114)	(5,209)
Investment securities available-for-sale	(532)	(5,892)	(6,424)
Investment securities held-to-maturity	4,576	(10)	4,566
Other securities	46	(33)	13
Interest bearing deposits	(441)	(50)	(491)

Total interest income	$(7,859)	$(4,933)	$(12,792)

Interest expense:
Interest bearing demand, savings and money market deposits	$43	$(553)	$(510)
Time deposits	(1,773)	(2,809)	(4,582)
Securities sold under agreements to repurchase	(1)	(10)	(11)

Total interest expense	(1,731)	(3,372)	(5,103)

Net change in net interest income	$(6,128)	$(1,561)	$(7,689)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)	Non 310-30 loans include loans held-for-sale.
(3)	Includes changes for difference in number of days due to the leap year in 2012.

Our acquired banks had deposit rates, particularly time deposit rates, higher than market at the time we acquired them. We have been steadily lowering deposit rates as we shift towards a more consumer-based banking strategy and focusing on lower cost transaction accounts. We have done this through a particular emphasis on lowering the cost of time deposits. Below is a breakdown of deposits and the average rates paid during the periods indicated (in thousands):

	For the three months ended
	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing demand	$645,904	0.00%	$662,763	0.00%	$636,277	0.00%	$622,936	0.00%	$645,972	0.00%
Interest bearing demand	486,015	0.17%	484,178	0.18%	500,240	0.22%	523,202	0.24%	532,574	0.32%
Money market accounts	1,057,847	0.32%	1,033,350	0.34%	1,014,793	0.39%	995,668	0.40%	955,983	0.46%
Savings accounts	194,548	0.13%	176,209	0.13%	181,939	0.14%	187,046	0.16%	181,332	0.19%
Time deposits	1,698,801	0.82%	1,832,790	0.85%	2,063,622	1.00%	2,298,782	1.14%	2,580,053	1.25%

Total average deposits	$4,083,115	0.45%	$4,189,290	0.48%	$4,396,871	0.59%	$4,627,634	0.69%	$4,895,914	0.79%

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

	For the three months ended,
	March 31,2013	March 31,2012
Provision for impairment on loans accounted for under ASC Topic 310-30	$309	$3,279
Provision for loan losses	1,108	4,557

Total provision for loan losses	$1,417	$7,836

Through the re-measurement process, we recorded $0.3 million and $3.3 million of provision for loans accounted for under ASC 310-30 during the three months ended March 31, 2013 and 2012, respectively. The net provisions on the loans accounted for under ASC 310-30 reflect $1.1 million of provision recoupments as a result of increased cash flows across seven pools. These provision reversals, when coupled with decreased expected future cash flows primarily driven by our commercial, commercial real estate and residential real estate pools, resulted in the net provision of $0.3 million for the three months ended March 31, 2013. The decreases in expected future cash flows are reflected immediately in our financial statements. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods.

At March 31, 2013, $101 thousand of the $309 thousand of impairments related to loans accounted for under ASC Topic 310-30 was covered by loss sharing agreements with the FDIC and $249 thousand of the $1.1 million of provision for loan losses for loans not accounted for under ASC Topic 310-30 was covered by loss sharing agreements with the FDIC. At March 31, 2012, $3.0 million of the $3.3 million of impairments related to loans accounted for under ASC Topic 310-30 was covered by loss sharing agreements with the FDIC and $0.4 million of the $4.6 million of provision for loan losses for loans not accounted for under ASC Topic 310-30 was covered by loss sharing agreements with the FDIC. The provision for impairment expense on covered assets has an offsetting increase in non-interest income as a result of the loss sharing agreements with the FDIC. The provisions for loan losses charged to non-covered loans were related to a combination of providing an ALL for new loans, changes in the market conditions and qualitative factors used in analyzing the ALL and specific impairments on non-covered loans.

Non-Interest Income

The table below details the components of non-interest income during the three months ended March 31, 2013 and 2012, respectively (in thousands):

	For the three months ended March 31,
	2013	2012
FDIC indemnification asset accretion	$(4,669)	$(3,687)
FDIC loss sharing income	3,276	3,699
Service charges	3,687	4,376
Bank card fees	2,469	2,301
Gain on sale of mortgages, net	306	309
Gain on sale of securities, net	—	674
Gain on recoveries of previously charged-off acquired loans	443	1,533
Other non-interest income	1,639	1,065

Total non-interest income	$7,151	$10,270

Non-interest income for the three months ended March 31, 2013 totaled $7.2 million compared to $10.3 million during the three months ended March 31, 2012. We recognized negative accretion of $4.7 million and $3.7 million during the first quarter of 2013 and 2012, respectively, related to the FDIC indemnification asset. The negative accretion resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the remaining expected lives of the underlying covered loans as an adjustment to yield.

Service charges of $3.7 million represented the largest component of non-interest income during the three months ended March 31, 2013 at 51.6% compared to $4.4 million during the three months ended March 31, 2012. Service charges represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts. Service charges decreased $0.7 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to declines in NSF charges.

Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. These transactional charges totaled $2.5 million and $2.3 million during the three months ended March 31, 2013 and 2012, respectively.

Gain on recoveries of previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor bank prior to takeover by the FDIC. During the three months ended March 31, 2013, these gains were $0.4 million compared to $1.5 million during the same period in the prior year.

FDIC loss sharing income

FDIC loss sharing income represents the income recognized in connection with the actual reimbursement of costs/recoveries of resolution of covered assets from the FDIC. The primary drivers of the FDIC loss sharing income are the FDIC reimbursements of the costs of resolving covered assets.

Activity in the FDIC loss sharing income during the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Clawback liability amortization	(313)	(354)
Clawback liability remeasurement	573	(10)
Reimbursement (to) from FDIC for (gain) loss on sale of and income from covered OREO	(860)	597
Reimbursement to FDIC for recoveries	(15)	(1)
FDIC reimbursement of costs of resolution of covered assets	3,891	3,467

Total	$3,276	$3,699

Other FDIC loss sharing income (expense) during the three months ended March 31, 2013 was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $3.9 million and reimbursements to the FDIC for gains on sales of and income from covered OREO of $0.9 million.

Non-Interest Expense

Our operating strategy is to capture the efficiencies available by consolidating the operations of our acquisitions and several of our key operating objectives affect our non-interest expense. We completed the conversion Our Community Banks of Colorado and Bank of Choice acquisitions to our new data processing platform in May 2012 and July 2012, respectively. The table below details non-interest expense for the periods presented (in thousands):

	For the three months ended March 31,
	2013	2012
Salaries and employee benefits	$22,956	$22,413
Occupancy and equipment	5,965	4,537
Professional fees	1,396	2,671
Telecommunications and data processing	3,469	3,731
Marketing and business development	1,379	918
Supplies and printing	356	379
Other real estate owned expenses	4,719	8,621
Problem loan expenses	2,331	1,711
Intangible asset amortization	1,336	1,336
FDIC deposit insurance	1,047	1,351
ATM/debit card expenses	1,005	775
Initial public offering related expenses	—	321
Acquisition related costs	—	855
Loss (gain) from change in fair value of warrant liability	(627)	726
Other non-interest expense	2,552	2,628

Total non-interest expense	$47,884	$52,973

The largest component of non-interest operating expense is salaries and employee benefits. Salaries and employee benefits totaled $23.0 million and $22.4 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $0.6 million. The increase reflects staffing changes as part of the further build out of sales teams and corporate and operating functions, offset by a $0.7 million decrease in stock-based compensation during the three months ended March 31, 2013 compared to the same period in 2012.

Occupancy and equipment expense totaled $6.0 million for the three months ended March 31, 2013, an increase of $1.4 million over the three months ended March 31, 2012. The increase was driven by an increase in depreciation expense as a result of the purchase and subsequent depreciation on the premises and equipment purchased from the FDIC in the first half of 2012 related to our Bank of Choice and Community Banks of Colorado acquisitions.

Professional fees totaled $1.4 million during the three months ended March 31, 2013 and decreased $1.3 million from the three months ended March 31, 2012. Professional fees were elevated during the three months ended March 31, 2012 primarily due to professional fees incurred in conjunction with our acquisitions of Bank of Choice in the third quarter of 2011 and Community Banks of Colorado during the fourth quarter of 2012. Additionally, we have outsourced fewer professional functions as we have built out our internal management functions.

Marketing and business development expense totaled $1.4 million for the three months ended March 31, 2013, compared to $0.9 million during the three months ended March 31, 2012, an increase of $0.5 million. These increases were primarily due to an increase in print, outdoor, radio and television advertising following the conversions of our Bank of Choice and Community Banks of Colorado acquisitions.

Significant components of our non-interest expense are our problem loan expenses and OREO related expenses. We incur these expenses in connection with the resolution process of our acquired troubled loan portfolios. During the three months ended March 31, 2013, we incurred $4.7 million of OREO related expenses and $2.3 million of problem loan expenses. Of the $7.0 million in collective OREO and problem loan expenses incurred during the three months ended March 31, 2013, $4.6 million was covered by loss sharing agreements with the FDIC. The losses on covered assets that are reimbursable from the FDIC are based on the book value of the related covered assets as determined by the FDIC at the date of acquisition, and the FDIC’s book value does not necessarily correlate with our book value of the same assets. This difference is primarily because we recorded the OREO at fair value at the date of acquisition in accordance with applicable accounting guidance. Any losses recorded after the acquisition date are recorded at the full-loss value in other non-interest expense, and any related reimbursement from the FDIC is recorded in non-interest income as FDIC loss sharing income.

Income taxes

Income tax expense totaled $1.3 million for the three months ended March 31, 2013, as compared with $1.1 million for the three months ended March 31, 2012. These amounts equate to effective tax rates of 39.1% and 39.6% for the respective periods.

The decrease in the effective tax rate for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily attributable to changes in our state tax liabilities as our state tax presence continues to evolve. Additional information regarding income taxes can be found in note 22 of our audited consolidated financial statements.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. Liquidity is represented by our cash and cash equivalents and pledgeable investment securities, and is detailed in the table below as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Cash and due from banks	$57,446	$90,505
Due from Federal Reserve Bank of Kansas City	266,290	579,267
Federal funds sold and interest bearing bank deposits	95,457	99,408
Pledgeable investment securities, at fair value	2,406,404	2,084,046

Total	$2,825,597	$2,853,226

Total on-balance sheet liquidity decreased $27.6 million from December 31, 2012 to March 31, 2013. The decrease was largely due to a decrease in balances at the Federal Reserve Bank, offset by purchases of mortgage-backed securities.

Aside from the deployment of our capital and cash received from acquisitions, our primary sources of funds are deposits from clients, prepayments and maturities of loans and investment securities, the sale of investment securities, reimbursement of covered asset losses from the FDIC and the funds provided from operations. Additionally, we anticipate having access to third party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12 month period.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and sales and purchases of investment securities. At March 31, 2013, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $2.6 billion at March 31, 2013, inclusive of pre-tax net unrealized gains of $32.9 million on the available-for-sale securities portfolio. The gross unrealized gains are detailed in note 5 of our consolidated financial statements for the three months ended March 31, 2013. As of March 31, 2013, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises, and prime auto asset-backed securities. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities are limited to changes in repurchase agreements, time deposits, and the clawback liability. Maturing time deposits, and holders of $132.9 million of time deposits assumed in the Hillcrest Bank, Bank of Choice, and Community Banks of Colorado acquisitions that have not yet accepted new terms, represent a potential use of funds, as these depositors have the option to move the funds without penalty. As of March 31, 2013, $1.2 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits with transaction deposits and market-rate time deposits.

As the Company matures, we expect that our liquidity at the holding company will subsequently decrease as we continue to deploy available capital and until such time that our subsidiary bank is permitted to pay, and does pay dividends up to the holding company.

NBH Bank is prohibited from paying dividends to the holding company until at least the fourth quarter of 2013. As a result, the holding company’s current sources of funds are limited to cash and cash equivalents on hand, which totaled $96.1 million at March 31, 2013. The holding company may seek to borrow funds and raise capital in the future, the success and terms of which will be subject to market conditions and other factors.

Our stockholders’ equity is impacted by the retention of earnings (losses), changes in unrealized gains on securities, net of tax and the payment of dividends. We have agreed to maintain capital levels of at least 10% tier 1 leverage ratio, 11% tier 1 risk-based capital ratio and 12% total risk-based capital ratio at NBH Bank until at least the fourth quarter of 2013. At March 31, 2013 and December 31, 2012, NBH Bank and the consolidated holding company exceeded all capital requirements to which they were subject.

During the three months ended March 31, 2013, we repurchased 12,763 shares of our common stock under the $25 million share repurchase previously authorized by our board of directors. To date, we have repurchased 13,003 shares under this authorization, and all shares have been retired. Subsequent to March 31, 2013 and through May 10, 2013, we have repurchased an additional 48,411 shares through this repurchase authorization. On February 19, 2013, we declared a quarterly dividend of $0.05 per share, which was paid on March 15, 2013, to holders of record on February 28, 2013. Additionally, on May 1, 2013, our board of directors declared a quarterly dividend of $0.05 per share, payable on June 14, 2013 to shareholders of record on May 31, 2013.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at March 31, 2013. During the three months ended March 31, 2013, we decreased our asset sensitivity as a result of the declines in cash balances relative to the size of the balance sheet. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2013 and December 31, 2012:

Hypothetical
Shift in Interest	% Change in Projected Net Interest Income
Rates (in bps)	March 31, 2013	December 31, 2012
200	8.53%	12.84%
100	5.22%	7.43%
-50	-2.10%	-2.88%

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

As part of the asset/liability management strategy, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have been steadily increasing and totaled 59.2% of total deposits at March 31, 2013 compared to 58.3% at December 31, 2012. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low interest bearing non-maturing deposit accounts and accordingly, we have no current plans to use brokered deposits in the near future.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of March 31, 2013 and December 31, 2012, the Company had loan commitments totaling $239.6 million and $305.9 million, respectively, and standby letters of credit that totaled $8.3 million and $10.7 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our purchases of our $0.01 par value common stock, our only class of stock registered pursuant to Section 12 of the Exchange Act, during the first quarter of 2013:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2013	—	$—	—	$24,995,685
February 1 - February 28, 2013	12,763	17.97	12,763	24,766,281
March 1 - March 31, 2013	—	—	—	24,766,281

Total	12,763	$17.97	12,763	$24,766,281

On October 31, 2012, the Board of Directors authorized share repurchases of our common stock of up to $25 million, from time to time. The stock purchases detailed above were made under this authorization.

Item 6. EXHIBITS

10.1	Form of NBH Holdings Corp. 2009 Equity Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors)

10.2	Form of NBH Holdings Corp. 2009 Equity Incentive Plan Restricted Stock Award Agreement (For Management)

10.3	Form of NBH Holdings Corp. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement (For Management)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operation, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail*

†	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedules or similar attachment to the SEC upon request.
*	This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANK HOLDINGS CORPORATION

/s/ Brian F. Lilly
Brian F. Lilly
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: May 14, 2013