Form 10-Q
period 2013-06-30
National Bank Holdings Corp
filed 2013-08-13
CIK 1475841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35654

NATIONAL BANK HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-0563799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7800 East Orchard, Suite 300, Greenwood Village, Colorado 80111
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
As of August 9, 2013, NBHC had outstanding 45,409,579 shares of Class A voting common stock and 5,967,619 shares of Class B non-voting common stock, each with $0.01 par value per share.

1

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “would,” “should,” “could,” “may,” “predict,” “anticipate,” “seek,” “potential,” “will,” “estimate,” “target,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “intend” and similar words or phrases. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties. We have based these statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, liquidity, results of operations, business strategy and growth prospects.

Forward-looking statements involve certain important risks, uncertainties and other factors, any of which could cause actual results to differ materially from those in such statements and, therefore, you are cautioned not to place undue reliance on such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our ability to execute our business strategy, as well as changes in our business strategy or development plans;

•	business and economic conditions generally and in the financial services industry;

•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;

•	effects of any changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•
changes imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions (including the impact of the recent joint final rules promulgated by the Federal Reserve Board, Office of the Comptroller of the Currency and the FDIC revising certain regulatory capital requirements to align with the Basel III capital standards and meet certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act);

•	effects of inflation, as well as, interest rate, securities market and monetary supply fluctuations;

•	changes in the economy or supply-demand imbalances affecting local real estate values;

•	changes in consumer spending, borrowings and savings habits;

•	our ability to identify potential candidates for, obtain regulatory approval, and consummate, acquisitions of financial institutions on attractive terms, or at all;

•
our ability to integrate acquisitions and to achieve synergies, operating efficiencies and/or other expected benefits within expected time-frames, or at all, or within expected cost projections, and to preserve the goodwill of acquired financial institutions;

•	our ability to achieve organic loan and deposit growth and the composition of such growth;

•	changes in sources and uses of funds, including loans, deposits and borrowings;

•	increased competition in the financial services industry, nationally, regionally or locally, resulting in, among other things, lower risk-adjusted returns;

•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	continued consolidation in the financial services industry;

•	our ability to maintain or increase market share and control expenses;

•
costs and effects of changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, changes in regulation that affect the fees that we charge, the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations, reviews or other inquires.

•	technological changes;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by our clients;

•	changes in our management personnel and our continued ability to hire and retain qualified personnel;

•	ability to implement and/or improve operational management and other internal risk controls and processes and our reporting system and procedures;

•	inability to receive dividends from our subsidiary bank and to pay dividends to our common stockholders and satisfy obligations as they become due;

•	changes in estimates of future loan reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	political instability, acts of war or terrorism and natural disasters;

•	impact of reputational risk on such matters as business generation and retention; and

•	our success at managing the risks involved in the foregoing items.
Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

PART I: FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS
NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$62,095	$90,505
Due from Federal Reserve Bank of Kansas City	190,072	579,267
Interest bearing bank deposits	50,589	99,408
Cash and cash equivalents	302,756	769,180
Securities purchased under agreements to resell	100,000	—
Investment securities available-for-sale (at fair value)	2,046,536	1,718,028
Investment securities held-to-maturity (fair value of $586,830 and $584,551 at June 30, 2013 and December 31, 2012, respectively)	592,661	577,486
Non-marketable securities	31,775	32,996
Loans (including covered loans of $453,805 and $608,222 at June 30, 2013 and December 31, 2012, respectively)	1,723,287	1,832,702
Allowance for loan losses	(11,847)	(15,380)
Loans, net	1,711,440	1,817,322
Loans held for sale	6,288	5,368
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, net	59,883	86,923
Other real estate owned	79,299	94,808
Premises and equipment, net	120,746	121,436
Goodwill	59,630	59,630
Intangible assets, net	24,902	27,575
Other assets	84,772	100,023
Total assets	$5,220,688	$5,410,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$667,786	$677,985
Interest bearing demand deposits	476,215	529,996
Savings and money market	1,246,760	1,240,020
Time deposits	1,596,966	1,752,718
Total deposits	3,987,727	4,200,719
Securities sold under agreements to repurchase	122,879	53,685
Due to FDIC	31,245	31,271
Other liabilities	34,594	34,541
Total liabilities	4,176,445	4,320,216
Stockholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 52,463,641 and 53,279,579 shares issued; 51,377,198 and 52,327,672 shares outstanding at June 30, 2013 and December 31, 2012, respectively	514	523
Additional paid in capital	991,538	1,006,194
Retained earnings	42,941	43,273
Treasury stock of 240 shares at December 31, 2012, at cost	—	(4)
Accumulated other comprehensive income, net of tax	9,250	40,573
Total stockholders’ equity	1,044,243	1,090,559
Total liabilities and stockholders’ equity	$5,220,688	$5,410,775
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and dividend income:
Interest and fees on loans	$34,320	$42,594	$70,455	$89,185
Interest and dividends on investment securities	13,596	16,454	26,844	31,560
Dividends on non-marketable securities	388	384	782	765
Interest on interest-bearing bank deposits	174	413	495	1,225
Total interest and dividend income	48,478	59,845	98,576	122,735
Interest expense:
Interest on deposits	4,171	7,900	8,682	17,503
Interest on borrowings	20	32	38	61
Total interest expense	4,191	7,932	8,720	17,564
Net interest income before provision for loan losses	44,287	51,913	89,856	105,171
Provision for loan losses	1,670	12,226	3,087	20,062
Net interest income after provision for loan losses	42,617	39,687	86,769	85,109
Non-interest income:
FDIC indemnification asset accretion	(2,966)	(2,646)	(7,635)	(6,333)
FDIC loss sharing income	1,193	4,076	4,469	7,775
Service charges	3,923	4,328	7,610	8,704
Bank card fees	2,558	2,383	5,027	4,684
Gain on sales of mortgages, net	474	294	780	603
Gain on sale of securities, net	—	—	—	674
Gain on previously charged-off acquired loans	451	257	894	1,790
Other non-interest income	1,691	1,357	3,330	2,422
Total non-interest income	7,324	10,049	14,475	20,319
Non-interest expense:
Salaries and employee benefits	23,768	22,631	46,724	45,044
Occupancy and equipment	5,870	4,738	11,835	9,275
Professional fees	858	3,272	2,254	5,943
Telecommunications and data processing	3,286	3,488	6,755	7,219
Marketing and business development	732	1,612	2,111	2,530
Supplies and printing	498	828	854	1,207
Other real estate owned expenses	2,497	63	7,216	8,684
Problem loan expenses	896	2,726	3,227	4,437
Intangible asset amortization	1,337	1,331	2,673	2,667
FDIC deposit insurance	1,006	1,161	2,053	2,512
ATM/debit card expenses	1,107	1,223	2,112	1,998
Initial public offering related expenses	—	87	—	408
Acquisition related costs	—	15	—	870
Loss (gain) from the change in fair value of warrant liability	324	(589)	(303)	137
Other non-interest expense	3,051	2,715	5,603	5,343
Total non-interest expense	45,230	45,301	93,114	98,274
Income before income taxes	4,711	4,435	8,130	7,154
Income tax expense	1,813	1,733	3,150	2,809
Net income	$2,898	$2,702	$4,980	$4,345
Income per share—basic	$0.06	$0.05	$0.10	$0.08
Income per share—diluted	$0.06	$0.05	$0.10	$0.08
Weighted average number of common shares outstanding:
Basic	52,055,434	52,191,239	52,187,295	52,184,051
Diluted	52,081,326	52,319,170	52,213,193	52,311,348
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$2,898	$2,702	$4,980	$4,345
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax benefit (expense) of $15,838 and ($1,549) for the three months ended June 30, 2013 and 2012, respectively; and net of tax benefit (expense) of $17,711 and ($847) for the six months ended June 30, 2013 and 2012, respectively.	(25,300)	2,488	(27,801)	1,733
Reclassification adjustment for net securities gains included in net income, net of tax expense of $263 for the six months ended June 30, 2012.	—	—	—	(411)
Reclassification adjustment for net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity, net of tax expense of $15,159 for the six months ended June 30, 2012.	—	—	—	(23,711)
	(25,300)	$2,488	(27,801)	$(22,389)
Net unrealized holding gains on securities transferred between available-for-sale to held-to-maturity:
Net unrealized holding gains on securities transferred, net of tax expense of $15,159 for the six months ended June 30, 2012.	—	—	—	23,711
Less: amortization of net unrealized holding gains to income, net of tax benefit of $987 and $1,182 for the three months ended June 30, 2013 and 2012, respectively; and net of tax benefit of $2,205 and $1,182 for the six months ended June 30, 2013 and 2012, respectively.	(1,577)	(1,913)	(3,522)	(1,913)
	(1,577)	(1,913)	(3,522)	21,798
Other comprehensive income (loss)	(26,877)	575	(31,323)	(591)
Comprehensive income (loss)	$(23,979)	$3,277	$(26,343)	$3,754
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Six Months Ended June 30, 2013 and 2012
(In thousands, except share and per share data)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income, net	Total
Balance, December 31, 2011	$522	$994,705	$46,480	$—	$47,022	$1,088,729
Net income	—	—	4,345	—	—	4,345
Stock-based compensation	—	4,258	—	—	—	4,258
Other comprehensive loss	—	—	—	—	(591)	(591)
Balance, June 30, 2012	522	998,963	50,825	—	46,431	1,096,741
Balance, December 31, 2012	523	1,006,194	43,273	(4)	40,573	1,090,559
Net income	—	—	4,980	—	—	4,980
Stock-based compensation	—	2,667	—	—	—	2,667
(Repurchase) /retirement of shares	(9)	(17,323)	—	4	—	(17,328)
Dividends paid ($0.10 per share)	—	—	(5,312)	—	—	(5,312)
Other comprehensive loss	—	—	—	—	(31,323)	(31,323)
Balance, June 30, 2013	$514	$991,538	$42,941	$—	$9,250	$1,044,243
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$4,980	$4,345
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	3,087	20,062
Depreciation and amortization	7,683	5,596
Gain on sale of securities, net	—	(674)
Current income tax expense	3,721	—
Deferred income tax benefit	(10,445)	(2,965)
Discount accretion, net of premium amortization	10,274	2,375
Loan accretion	(46,210)	(66,135)
Net gain on sale of mortgage loans	(780)	(603)
Origination of loans held for sale	(32,678)	(26,893)
Proceeds from sales of loans held for sale	31,734	26,476
Amortization of indemnification asset	7,635	6,333
Gain on the sale of other real estate owned, net	(3,932)	(4,040)
Impairment on other real estate owned	7,148	7,213
Stock-based compensation	2,667	4,258
Decrease in due to FDIC, net	(26)	(33,981)
Decrease (increase) in other assets	(3,530)	(1,261)
Decrease in other liabilities	(3,995)	(26,349)
Net cash used in operating activities	(22,667)	(86,243)
Cash flows from investing activities:
Purchase of FHLB of Des Moines stock	—	(4,018)
Sale of FHLB stock	1,221	—
Purchase of FRB stock	—	59
Sales of investment securities available-for-sale	—	20,794
Maturities of investment securities held-to-maturity	107,338	53,156
Maturities of investment securities available-for-sale	314,954	220,487
Purchase of investment securities held-to-maturity	(127,784)	(2,234)
Purchase of investment securities available-for-sale	(693,977)	(936,281)
Increase in securities purchased under agreements to resell	(100,000)	—
Net decrease in loans	124,430	304,587
Purchase of premises and equipment	(4,320)	(33,831)
Proceeds from sales of other real estate owned	37,672	35,851
Decrease in FDIC indemnification asset	63,052	27,715
Net cash used in investing activities	(277,414)	(313,715)
Cash flows from financing activities:
Net decrease in deposits	(212,992)	(533,504)
Increase in repurchase agreements	69,194	9,911
Payment of dividends	(5,217)	—
Repurchase of shares	(17,328)	—
Net cash used in financing activities	(166,343)	(523,593)
Decrease in cash and cash equivalents	(466,424)	(923,551)
Cash and cash equivalents at beginning of the year	769,180	1,628,137
Cash and cash equivalents at end of period	$302,756	$704,586
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,241	$22,048
Cash paid during the period for taxes	$9,892	$20,441

Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$25,379	$56,100
FDIC indemnification asset claims transferred to other assets	$21,049	$74,075
Available-for-sale investment securities transferred to investment securities held-to-maturity	$—	$754,063
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

Note 1 Basis of Presentation
National Bank Holdings Corporation (the “Company”) is a bank holding company that was incorporated in the State of Delaware in June 2009 with the intent to acquire and operate community banking franchises and other complementary businesses in targeted markets. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, NBH Bank, N.A. NBH Bank, N.A. is the resulting entity from the Company's acquisitions to date and it offers consumer and commercial banking through 101 full-service banking centers that are predominately located in the greater Kansas City area and Colorado.

These interim financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

The Company's significant accounting policies followed in the preparation of the consolidated financial statements are disclosed in Note 2 of the audited financial statements and notes for the year ended December 31, 2012 are contained in the Company's Annual Report on Form 10-K, referenced above. During the six months ended June 30, 2013, the Company began entering into agreements with certain financial institutions whereby the Company purchases securities under agreements to resell as of a specified future date at a specified price plus accrued interest. The securities purchased under agreements to resell are carried at the contractual amounts at which the securities will subsequently be resold, including accrued interest. The securities purchased under agreement to resell are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the consolidated financial statements. The securities are pledged as collateral by the counterparties and are held by a third party custodian. The collateral is valued daily and additional collateral may be obtained or refunded as necessary to maintain full collateralization of these transactions. There have been no other significant changes to the application of significant accounting policies since December 31, 2012.

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

Note 2 Recent Accounting Pronouncements
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income—In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Entities are also required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same accounting period. Other amounts that are not required to be reclassified to net income are to be cross-referenced to other disclosures that provide additional detail about those amounts. The Company was required to adopt this update in 2013 with retrospective application. Adoption of this update affects the presentation of the components of comprehensive income in the

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

Company’s financial statements, but did not have an impact on the Company’s consolidated statements of financial condition, results of operations or liquidity.

Note 3 Investment Securities
The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $2.6 billion at June 30, 2013, an increase from $2.3 billion at December 31, 2012. Included in the aforementioned $2.6 billion was $2.0 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities.
Available-for-sale
Available-for-sale investment securities are summarized as follows as of the dates indicated (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset backed securities	$43,568	$10	$—	$43,578
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	553,871	8,376	(2,112)	560,135
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,456,908	12,706	(27,210)	1,442,404
Other securities	419	—	—	419
Total	$2,054,766	$21,092	$(29,322)	$2,046,536

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$300	$—	$—	$300
Asset backed securities	89,881	122	—	90,003
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	658,169	19,849	(1)	678,017
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	931,979	17,630	(320)	949,289
Other securities	419	—	—	419
Total	$1,680,748	$37,601	$(321)	$1,718,028

At June 30, 2013 and December 31, 2012, mortgage-backed securities represented 97.9% and 94.7%, respectively, of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	June 30, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$264,915	$(2,111)	$15	$(1)	$264,930	$(2,112)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,010,827	(27,210)	—	—	1,010,827	(27,210)
Total	$1,275,742	$(29,321)	$15	$(1)	$1,275,757	$(29,322)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$17	$—	$8	$(1)	$25	$(1)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	130,686	(320)	—	—	130,686	(320)
Total	$130,703	$(320)	$8	$(1)	$130,711	$(321)

Management evaluated all of the securities in an unrealized loss position and concluded that no other-than-temporary-impairment existed at June 30, 2013 or December 31, 2012. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.
The Company pledges certain securities as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $166.1 million at June 30, 2013 and $89.2 million December 31, 2012. The increase of pledged available-for-sale investment securities was primarily attributable to the increase in securities sold under agreements to repurchase during the six months ended June 30, 2013. Certain investment securities may also be pledged as collateral should the Company utilize its line of credit at the FHLB of Des Moines; however, no investment securities were pledged for this purpose at June 30, 2013 or December 31, 2012.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

The table below summarizes the contractual maturities, as of the last scheduled repayment date, of the available-for-sale investment portfolio as of June 30, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	43,576	43,586
Due after five years through ten years	220,611	219,889
Due after ten years	1,790,160	1,782,642
Other securities	419	419
Total investment securities available-for-sale	$2,054,766	$2,046,536

Actual maturities of mortgage-backed securities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.8 years as of June 30, 2013 and 3.4 years as of December 31, 2012. This estimate is based on assumptions and actual results may differ. Other securities of $0.4 million have no stated contractual maturity date as of June 30, 2013.
Held-to-maturity
At June 30, 2013 and December 31, 2012 the Company held $592.7 million and $577.5 million of held-to-maturity investment securities, respectively. During the first quarter of 2012 the Company transferred securities with a fair value of $754.1 million from an available-for-sale classification to the held-to-maturity classification. During the six months ended June 30, 2013, the Company purchased $127.8 million of held-to-maturity investment securities. Held-to-maturity investment securities are summarized as follows as of the dates indicated (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$509,690	$—	$(3,528)	$506,162
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	82,971	—	(2,303)	80,668
Total investment securities held-to-maturity	$592,661	$—	$(5,831)	$586,830

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$577,486	$7,065	$—	$584,551
Total investment securities held-to-maturity	$577,486	$7,065	$—	$584,551

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

The table below summarizes the contractual maturities, as of the last scheduled repayment date, of the held-to-maturity investment portfolio at June 30, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	592,661	586,830
Other securities	—	—
Total investment securities held-to-maturity	$592,661	$586,830

The carrying value of held-to-maturity investment securities pledged as collateral totaled $149.5 million and $127.9 million at June 30, 2013 and December 31, 2012, respectively. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of June 30, 2013 and December 31, 2012 was 4.0 and 3.8 years, respectively. This estimate is based on assumptions and actual results may differ.

Note 4 Loans
The loan portfolio is comprised of new loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions of Bank of Choice and Community Banks of Colorado in 2011, and Hillcrest Bank and Bank Midwest in 2010. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transactions are covered by loss sharing agreements with the FDIC, and covered loans are presented separately from non-covered loans due to the FDIC loss sharing agreements associated with these loans. Covered loans comprised 26.3% of the total loan portfolio at June 30, 2013, compared to 33.2% of the total loan portfolio at December 31, 2012.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30 Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality and loans not accounted for under this guidance, which includes our originated loans. The table also shows the amounts covered by the FDIC loss sharing agreements as of June 30, 2013 and December 31, 2012. The carrying value of loans are net of discounts on loans excluded from Accounting Standards Codification (“ASC”) Topic 310-30 , and fees and costs of $15.6 million and $20.4 million as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013
	ASC 310-30 Loans	Non ASC 310-30 Loans	Total Loans	% of Total
Commercial	$73,326	$203,889	$277,215	16.1%
Commercial real estate	409,361	267,655	677,016	39.3%
Agriculture	42,121	113,428	155,549	9.0%
Residential real estate	81,779	492,354	574,133	33.3%
Consumer	10,878	28,496	39,374	2.3%
Total	$617,465	$1,105,822	$1,723,287	100.0%
Covered	$389,484	$64,321	$453,805	26.3%
Non-covered	227,981	1,041,501	1,269,482	73.7%
Total	$617,465	$1,105,822	$1,723,287	100.0%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

	December 31, 2012
	ASC 310-30 Loans	Non ASC 310-30 Loans	Total Loans	% of Total
Commercial	$83,169	$187,419	$270,588	14.8%
Commercial real estate	566,035	238,964	804,999	43.9%
Agriculture	47,733	125,674	173,407	9.5%
Residential real estate	106,100	427,277	533,377	29.1%
Consumer	18,984	31,347	50,331	2.7%
Total	$822,021	$1,010,681	$1,832,702	100.0%
Covered	$527,948	$80,274	$608,222	33.2%
Non-covered	294,073	930,407	1,224,480	66.8%
Total	$822,021	$1,010,681	$1,832,702	100.0%
Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. All loans accounted for under ASC 310-30 were classified as performing assets at December 31, 2012, regardless of past due status, as the carrying value of all of the respective pools’ cash flows were considered estimable. During the six months ended June 30, 2013, the Company determined that the cash flows of one covered commercial and industrial loan pool, with a balance of $18.7 million at June 30, 2013, were no longer reasonably estimable, and in accordance with the guidance in ASC 310-30, this pool was put on non-accrual status. Interest income was recognized on all accruing loans accounted for under ASC 310-30 through accretion of the difference between the carrying value of the loans and the expected cash flows.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and are included in loans 90 days or more past due and still accruing. At June 30, 2013 and December 31, 2012, $14.2 million and $23.1 million, respectively, of loans excluded from the scope of ASC 310-30 were on non-accrual and $18.7 million of loans accounted for under ASC 310-30 were on non-accrual status at June 30, 2013. Loan delinquency for all loans is shown in the following tables at June 30, 2013 and December 31, 2012, respectively (in thousands):

	Total Loans June 30, 2013
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial	$604	$81	$879	$1,564	$202,325	$203,889	$20	$1,714
Commercial real estate
Construction	—	—	—	—	6,516	6,516	—	—
Acquisition/development	47	404	—	451	10,727	11,178	—	1
Multifamily	935	—	—	935	7,802	8,737	—	186
Owner-occupied	71	172	106	349	70,106	70,455	—	893
Non owner-occupied	138	—	4,713	4,851	165,918	170,769	—	5,277
Total commercial real estate	1,191	576	4,819	6,586	261,069	267,655	—	6,357
Agriculture	20	—	—	20	113,408	113,428	—	205
Residential real estate
Senior lien	1,149	102	1,417	2,668	437,779	440,447	—	5,214
Junior lien	151	47	220	418	51,489	51,907	—	458
Total residential real estate	1,300	149	1,637	3,086	489,268	492,354	—	5,672
Consumer	320	17	5	342	28,154	28,496	5	256
Total loans excluded from ASC 310-30	3,435	823	7,340	11,598	1,094,224	1,105,822	25	14,204
Covered loans excluded from ASC 310-30	393	56	688	1,137	63,184	64,321	—	2,747
Non-covered loans excluded from ASC 310-30	3,042	767	6,652	10,461	1,031,040	1,041,501	25	11,457
Total loans excluded from ASC 310-30	3,435	823	7,340	11,598	1,094,224	1,105,822	25	14,204
Loans accounted for under ASC 310-30
Commercial	746	123	5,401	6,270	67,056	73,326	5,324	18,661
Commercial real estate	2,600	9,078	81,618	93,296	316,065	409,361	81,618	—
Agriculture	2,154	—	2,688	4,842	37,279	42,121	2,688	—
Residential real estate	1,410	817	3,453	5,680	76,099	81,779	3,453	—
Consumer	153	100	61	314	10,564	10,878	61	—
Total loans accounted for under ASC 310-30	7,063	10,118	93,221	110,402	507,063	617,465	93,144	18,661
Covered loans accounted for under ASC 310-30	2,781	6,357	75,461	84,599	304,885	389,484	75,384	18,661
Non-covered loans accounted for under ASC 310-30	4,282	3,761	17,760	25,803	202,178	227,981	17,760	—
Total loans accounted for under ASC 310-30	7,063	10,118	93,221	110,402	507,063	617,465	93,144	18,661
Total loans	$10,498	$10,941	$100,561	$122,000	$1,601,287	$1,723,287	$93,169	$32,865
Covered loans	$3,174	$6,413	$76,149	$85,736	$368,069	$453,805	$75,384	$21,408
Non-covered loans	7,324	4,528	24,412	36,264	1,233,218	1,269,482	17,785	11,457
Total loans	$10,498	$10,941	$100,561	$122,000	$1,601,287	$1,723,287	$93,169	$32,865

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

	Total Loans December 31, 2012
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial	$846	$148	$1,122	$2,116	$185,303	$187,419	$—	$4,500
Commercial real estate
Construction	—	—	—	—	3,915	3,915	—	—
Acquisition/development	1,948	—	—	1,948	8,485	10,433	—	75
Multifamily	—	—	34	34	13,387	13,421	—	237
Owner-occupied	97	106	1,074	1,277	56,490	57,767	—	3,365
Non owner-occupied	—	122	5,123	5,245	148,183	153,428	—	7,992
Total commercial real estate	2,045	228	6,231	8,504	230,460	238,964	—	11,669
Agriculture	33	40	11	84	125,590	125,674	—	251
Residential real estate
Senior lien	1,261	119	1,825	3,205	373,243	376,448	22	5,815
Junior lien	181	—	110	291	50,538	50,829	—	593
Total residential real estate	1,442	119	1,935	3,496	423,781	427,277	22	6,408
Consumer	447	48	3	498	30,849	31,347	3	291
Total loans excluded from ASC 310-30	4,813	583	9,302	14,698	995,983	1,010,681	25	23,119
Covered loans excluded from ASC 310-30	75	51	2,062	2,188	78,086	80,274	—	6,045
Non-covered loans excluded from ASC 310-30	4,738	532	7,240	12,510	917,897	930,407	25	17,074
Total loans excluded from ASC 310-30	4,813	583	9,302	14,698	995,983	1,010,681	25	23,119
Loans accounted for under ASC 310-30
Commercial	521	563	5,621	6,705	76,464	83,169	5,621	—
Commercial real estate	10,060	3,928	129,656	143,644	422,391	566,035	129,656	—
Agriculture	1,247	16	2,768	4,031	43,702	47,733	2,768	—
Residential real estate	1,247	207	5,463	6,917	99,183	106,100	5,463	—
Consumer	297	327	3,253	3,877	15,107	18,984	3,253	—
Total loans accounted for under ASC 310-30	13,372	5,041	146,761	165,174	656,847	822,021	146,761	—
Covered loans accounted for under ASC 310-30	9,855	3,613	116,883	130,351	397,597	527,948	116,883	—
Non-covered loans accounted for under ASC 310-30	3,517	1,428	29,878	34,823	259,250	294,073	29,878	—
Total loans accounted for under ASC 310-30	13,372	5,041	146,761	165,174	656,847	822,021	146,761	—
Total loans	$18,185	$5,624	$156,063	$179,872	$1,652,830	$1,832,702	$146,786	$23,119
Covered loans	$9,930	$3,664	$118,945	$132,539	$475,683	$608,222	$116,883	$6,045
Non-covered loans	8,255	1,960	37,118	47,333	1,177,147	1,224,480	29,903	17,074
Total loans	$18,185	$5,624	$156,063	$179,872	$1,652,830	$1,832,702	$146,786	$23,119

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	Total Loans June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$155,575	$6,118	$41,724	$472	$203,889
Commercial real estate
Construction	6,516	—	—	—	6,516
Acquisition/development	2,344	2,766	6,068	—	11,178
Multifamily	7,587	—	1,113	37	8,737
Owner-occupied	61,770	877	7,808	—	70,455
Non owner-occupied	134,175	27,283	9,311	—	170,769
Total commercial real estate	212,392	30,926	24,300	37	267,655
Agriculture	111,792	784	852	—	113,428
Residential real estate
Senior lien	431,305	1,708	6,860	574	440,447
Junior lien	49,446	206	2,255	—	51,907
Total residential real estate	480,751	1,914	9,115	574	492,354
Consumer	28,234	—	255	7	28,496
Total loans excluded from ASC 310-30	988,744	39,742	76,246	1,090	1,105,822
Covered loans excluded from ASC 310-30	33,346	3,637	26,485	853	64,321
Non-covered loans excluded from ASC 310-30	955,398	36,105	49,761	237	1,041,501
Total loans excluded from ASC 310-30	988,744	39,742	76,246	1,090	1,105,822
Loans accounted for under ASC 310-30
Commercial	26,903	3,078	42,161	1,184	73,326
Commercial real estate	145,617	29,644	227,927	6,173	409,361
Agriculture	30,217	2,135	9,769	—	42,121
Residential real estate	50,147	6,381	25,251	—	81,779
Consumer	9,449	583	846	—	10,878
Total loans accounted for under ASC 310-30	262,333	41,821	305,954	7,357	617,465
Covered loans accounted for under ASC 310-30	143,764	28,616	210,880	6,224	389,484
Non-covered loans accounted for under ASC 310-30	118,569	13,205	95,074	1,133	227,981
Total loans accounted for under ASC 310-30	262,333	41,821	305,954	7,357	617,465
Total loans	$1,251,077	$81,563	$382,200	$8,447	$1,723,287
Total covered	$177,110	$32,253	$237,365	$7,077	$453,805
Total non-covered	1,073,967	49,310	144,835	1,370	1,269,482
Total loans	$1,251,077	$81,563	$382,200	$8,447	$1,723,287

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

	Total Loans December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$137,537	$9,776	$38,696	$1,410	$187,419
Commercial real estate
Construction	3,915	—	—	—	3,915
Acquisition/development	6,727	—	3,706	—	10,433
Multifamily	8,409	3,798	1,201	13	13,421
Owner-occupied	44,129	4,006	9,632	—	57,767
Non owner-occupied	104,307	29,394	19,411	316	153,428
Total commercial real estate	167,487	37,198	33,950	329	238,964
Agriculture	120,471	1,359	3,844	—	125,674
Residential real estate
Senior lien	365,571	2,240	8,106	531	376,448
Junior lien	48,359	251	2,214	5	50,829
Total residential real estate	413,930	2,491	10,320	536	427,277
Consumer	31,050	—	276	21	31,347
Total loans excluded from ASC 310-30	870,475	50,824	87,086	2,296	1,010,681
Covered loans excluded from ASC 310-30	32,117	9,974	36,427	1,756	80,274
Non-covered loans excluded from ASC 310-30	838,358	40,850	50,659	540	930,407
Total loans excluded from ASC 310-30	870,475	50,824	87,086	2,296	1,010,681
Loans accounted for under ASC 310-30
Commercial	29,719	3,628	42,101	7,721	83,169
Commercial real estate	162,122	60,787	329,869	13,257	566,035
Agriculture	34,599	1,242	11,892	—	47,733
Residential real estate	57,697	6,614	41,789	—	106,100
Consumer	14,489	723	3,772	—	18,984
Total loans accounted for under ASC 310-30	298,626	72,994	429,423	20,978	822,021
Covered loans accounted for under ASC 310-30	159,430	57,056	292,174	19,288	527,948
Non-covered loans accounted for under ASC 310-30	139,196	15,938	137,249	1,690	294,073
Total loans accounted for under ASC 310-30	298,626	72,994	429,423	20,978	822,021
Total loans	$1,169,101	$123,818	$516,509	$23,274	$1,832,702
Total covered	$191,547	$67,030	$328,601	$21,044	$608,222
Total non-covered	977,554	56,788	187,908	2,230	1,224,480
Total loans	$1,169,101	$123,818	$516,509	$23,274	$1,832,702

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

Impaired Loans
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Included in impaired loans are loans excluded from ASC 310-30 on non-accrual status and troubled debt restructurings (“TDR’s”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At June 30, 2013, the Company measured $15.4 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate and $5.1 million of impaired loans based on the fair value of the collateral less selling costs. $9.2 million of impaired loans that individually are less than $250 thousand each, are measured through our general ALL reserves due to their relatively small size.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

At June 30, 2013, the Company’s recorded investment in impaired loans was $29.7 million, $9.8 million of which was covered by loss sharing agreements. Impaired loans had a collective related allowance for loan losses allocated to them of $1.0 million at June 30, 2013. Additional information regarding impaired loans at June 30, 2013 is set forth in the table below (in thousands):

	Impaired Loans June 30, 2013
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$7,619	$7,606	$—	$8,079	$218
Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	—	—	—	—	—
Multifamily	—	—	—	—	—
Owner-occupied	4,301	4,017	—	4,086	154
Non-owner occupied	6,275	4,953	—	5,312	—
Total commercial real estate	10,576	8,970	—	9,398	154
Agriculture	—	—	—	—	—
Residential real estate
Senior lien	628	619	—	620	2
Junior lien	—	—	—	—	—
Total residential real estate	628	619	—	620	2
Consumer	—	—	—	—	—
Total impaired loans with no related allowance recorded	18,823	17,195	—	18,097	374
With a related allowance recorded:
Commercial	6,709	1,677	296	1,708	6
Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	—	1	—	—	—
Multifamily	191	186	37	193	—
Owner-occupied	996	793	7	808	7
Non-owner occupied	906	760	5	765	7
Total commercial real estate	2,093	1,740	49	1,766	14
Agriculture	224	206	1	204	—
Residential real estate
Senior lien	7,830	7,070	610	7,166	42
Junior lien	1,704	1,509	17	1,523	25
Total residential real estate	9,534	8,579	627	8,689	67
Consumer	328	307	8	323	2
Total impaired loans with a related allowance recorded	18,888	12,509	981	12,690	89
Total impaired loans	$37,711	$29,704	$981	$30,787	$463

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

At June 30, 2012, the Company’s recorded investment in impaired loans was $49.9 million, $7.8 million of which was covered by loss sharing agreements. The impaired loans had a collective related allowance for loan losses allocated to them of $1.9 million at June 30, 2012. The table below shows additional information regarding impaired loans at June 30, 2012 (in thousands):

	Impaired Loans June 30, 2012
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$20,623	$10,420	$—	$12,607	$91
Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	14,449	13,820	—	13,818	166
Multifamily	198	191	—	191	—
Owner-occupied	5,336	5,042	—	5,111	37
Non owner-occupied	10,273	9,387	—	9,748	16
Total commercial real estate	30,256	28,440	—	28,868	219
Agriculture	43	40	—	42	—
Residential real estate
Senior lien	3,393	3,081	—	3,143	4
Junior lien	285	259	—	267	—
Total residential real estate	3,678	3,340	—	3,410	4
Consumer	16	16	—	16	—
Total impaired loans with no related allowance recorded	54,616	42,256	—	44,943	314
With a related allowance recorded:
Commercial	2,013	2,011	1,165	2,052	10
Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	—	—	—	—	—
Multifamily	—	—	—	—	—
Owner-occupied	372	358	137	358	—
Non owner-occupied	3,818	3,678	181	3,702	6
Total commercial real estate	4,190	4,036	318	4,060	6
Agriculture	—	—	—	—	—
Residential real estate
Senior lien	1,574	1,557	410	1,580	29
Junior lien	—	—	—	—	—
Total residential real estate	1,574	1,557	410	1,580	29
Consumer	—	—	—	—	—
Total impaired loans with a related allowance recorded	7,777	7,604	1,893	7,692	45
Total impaired loans	$62,393	$49,860	$1,893	$52,635	$359

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

Troubled debt restructurings
It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a troubled debt restructuring (“TDR”). At June 30, 2013 and December 31, 2012, the Company had $14.9 million and $17.7 million, respectively, of accruing TDR’s that had been restructured from the original terms in order to facilitate repayment. Of these, $7.1 million and $5.0 million, respectively, were covered by FDIC loss sharing agreements.
Non-accruing TDR’s at June 30, 2013 and December 31, 2012 totaled $8.2 million and $12.9 million, respectively. Of these, $1.7 million were covered by the FDIC loss sharing agreements as of June 30, 2013 and $3.6 million were covered by the FDIC loss sharing agreements as of December 31, 2012.
During the six months ended June 30, 2013, the Company restructured twenty-three loans with a recorded investment of $4.3 million to facilitate repayment. Substantially all of the loan modifications were an extension of term and rate modifications. Loan modifications to loans accounted for under ASC 310-30 are not considered troubled debt restructurings. The table below provides additional information related to accruing TDR’s at June 30, 2013 and December 31, 2012 (in thousands):

	Accruing TDR’s
	June 30, 2013
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDR’s
Commercial	$11,484	$11,848	$11,752	$165
Commercial real estate	436	437	442	1,426
Agriculture	—	—	—	—
Residential real estate	2,903	2,930	2,913	21
Consumer	47	49	47	—
Total	$14,870	$15,264	$15,154	$1,612

	Accruing TDR’s
	December 31, 2012
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDR’s
Commercial	$11,474	$13,171	$11,794	$6,908
Commercial real estate	3,597	3,708	3,734	—
Agriculture	—	—	—	—
Residential real estate	2,458	2,469	2,460	35
Consumer	191	195	191	—
Total	$17,720	$19,543	$18,179	$6,943

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

The following table summarizes the Company’s carrying value of non-accrual TDR’s as of June 30, 2013 and December 31, 2012 (in thousands):

	Non - Accruing TDR’s
	June 30, 2013		December 31, 2012
	Covered	Non-covered	Covered	Non-covered
Commercial	$104	$643	$1,736	$1,215
Commercial real estate	186	4,953	313	6,823
Agriculture	—	—	—	21
Residential real estate	1,434	619	1,514	958
Consumer	—	256	—	291
Total	$1,724	$6,471	$3,563	$9,308
Accrual of interest is resumed on loans that were on non-accrual at the time of restructuring, only after the loan has performed sufficiently. The Company had one TDR that had been modified within the past 12 months that defaulted on their restructured terms during the six months ended June 30, 2013. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The defaulted TDR was a commercial real estate loan totaling $39 thousand.
Loans accounted for under ASC Topic 310-30
Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large loans if circumstances specific to that loan warrant a prepayment assumption. No prepayments were presumed for small homogeneous commercial loans; however, prepayment assumptions are made that consider similar prepayment factors listed above for smaller homogeneous loans. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the six months ended June 30, 2013 and 2012 (in thousands):

	June 30, 2013	June 30, 2012
Accretable yield beginning balance	$133,585	$186,494
Reclassification from non-accretable difference	37,725	29,483
Reclassification to non-accretable difference	(2,755)	(5,651)
Accretion	(40,013)	(52,244)
Accretable yield ending balance	$128,542	$158,082

The accretable yield of $128.5 million at June 30, 2013 includes $1.4 million of accretable yield related to the loan pool that was put on non-accrual status during the six months ended June 30, 2013. This accretable yield is not being accreted to income and its recognition will be deferred until full recovery of the carrying value of this pool is realized.
Below is the composition of the net book value for loans accounted for under ASC 310-30 at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Contractual cash flows	$1,199,710	$1,444,279
Non-accretable difference	(453,703)	(488,673)
Accretable yield	(128,542)	(133,585)
Loans accounted for under ASC 310-30	$617,465	$822,021

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

Note 5 Allowance for Loan Losses
The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30, 2013
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$3,286	$2,975	$793	$5,342	$493	$12,889
Non 310-30 beginning balance	2,875	2,492	524	4,356	493	10,740
Charge-offs	(624)	(684)	—	(549)	(208)	(2,065)
Recoveries	86	112	13	27	72	310
Provision	(97)	193	(42)	499	114	667
Non 310-30 ending balance	2,240	2,113	495	4,333	471	9,652
310-30 beginning balance	411	483	269	986	—	2,149
Charge-offs	(407)	16	—	(566)	—	(957)
Recoveries	—	—	—	—	—	—
Provision	42	(193)	—	1,154	—	1,003
310-30 ending balance	46	306	269	1,574	—	2,195
Ending balance	$2,286	$2,419	$764	$5,907	$471	$11,847

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

	Six months ended June 30, 2013
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$2,798	$7,396	$592	$4,011	$583	$15,380
Non 310-30 beginning balance	2,798	3,056	323	4,011	540	10,728
Charge-offs	(1,253)	(943)	—	(624)	(441)	(3,261)
Recoveries	95	112	13	41	149	410
Provision	600	(112)	159	905	223	1,775
Non 310-30 ending balance	2,240	2,113	495	4,333	471	9,652
310-30 beginning balance	—	4,340	269	—	43	4,652
Charge-offs	(407)	(2,796)	—	(566)	—	(3,769)
Recoveries	—	—	—	—	—	—
Provision	453	(1,238)	—	2,140	(43)	1,312
310-30 ending balance	46	306	269	1,574	—	2,195
Ending balance	$2,286	$2,419	$764	$5,907	$471	$11,847
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$296	$49	$1	$627	$8	$981
Non 310-30 loans collectively evaluated for impairment	1,944	2,064	494	3,706	463	8,671
310-30 loans	46	306	269	1,574	—	2,195
Total ending allowance balance	$2,286	$2,419	$764	$5,907	$471	$11,847
Loans:
Non 310-30 individually evaluated for impairment	$9,283	$10,710	$206	$9,198	$307	$29,704
Non 310-30 collectively evaluated for impairment	194,606	256,945	113,222	483,156	28,189	1,076,118
310-30 loans	73,326	409,361	42,121	81,779	10,878	617,465
Total loans	$277,215	$677,016	$155,549	$574,133	$39,374	$1,723,287

	Three months ended June 30, 2012
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$4,371	$3,641	$166	$3,645	$585	$12,408
Non 310-30 beginning balance	1,889	3,110	166	3,363	553	9,081
Charge-offs	(127)	(241)	(8)	(430)	(203)	(1,009)
Recoveries	—	101	—	72	20	193
Provision	(37)	608	126	808	265	1,770
Non 310-30 ending balance	1,725	3,578	284	3,813	635	10,035
310-30 beginning balance	2,482	531	—	282	32	3,327
Charge-offs	(176)	(6,613)	—	(144)	(19)	(6,952)
Recoveries	155	273	—	—	—	428
Provision	(868)	10,028	376	921	(1)	10,456
310-30 ending balance	1,593	4,219	376	1,059	12	7,259
Ending balance	$3,318	$7,797	$660	$4,872	$647	$17,294

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

	Six months ended June 30, 2012
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$2,959	$3,389	$282	$4,121	$776	$11,527
Non 310-30 beginning balance	1,597	3,389	154	3,423	776	9,339
Charge-offs	(2,759)	(2,413)	(8)	(464)	(595)	(6,239)
Recoveries	—	219	—	96	293	608
Provision	2,887	2,383	138	758	161	6,327
Non 310-30 ending balance	1,725	3,578	284	3,813	635	10,035
310-30 beginning balance	1,362	—	128	698	—	2,188
Charge-offs	(215)	(8,143)	—	(560)	(19)	(8,937)
Recoveries	—	273	—	—	—	273
Provision	446	12,089	248	921	31	13,735
310-30 ending balance	1,593	4,219	376	1,059	12	7,259
Ending balance	$3,318	$7,797	$660	$4,872	$647	$17,294
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$1,165	$318	$—	$410	$—	$1,893
Non 310-30 loans collectively evaluated for impairment	560	3,260	284	3,403	635	8,142
310-30 loans	1,593	4,219	376	1,059	12	7,259
Total ending allowance balance	$3,318	$7,797	$660	$4,872	$647	$17,294
Loans:
Non 310-30 individually evaluated for impairment	$12,431	$32,476	$40	$4,897	$16	$49,860
Non 310-30 collectively evaluated for impairment	153,622	226,768	87,864	371,139	28,318	867,711
310-30 loans	117,711	706,672	59,139	143,432	33,478	1,060,432
Total loans	$283,764	$965,916	$147,043	$519,468	$61,812	$1,978,003

In evaluating the loan portfolio for an appropriate ALL level, non-impaired loans that were not accounted for under ASC 310-30 were grouped into segments based on broad characteristics such as primary use and underlying collateral. Within the segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics for purposes of applying loss ratios and determining applicable subjective adjustments to the ALL. The application of subjective adjustments was based upon qualitative risk factors, including economic trends and conditions, industry conditions, asset quality, loss trends, lending management, portfolio growth and loan review/internal audit results.
The Company charged-off $1.8 million and $2.9 million, net of recoveries, of non ASC 310-30 loans during the three and six months ended June 30, 2013, respectively. The Company had previously provided specific reserves for $1.3 million of the net charge-offs realized during the three and six months ended June 30, 2013. Improvements in credit quality trends of the non 310-30 loan portfolio were seen in both past due and non-performing loans during the three and six months ended June 30, 2013 and, through management's evaluation discussed above, resulted in a provision for loan losses on the non 310-30 loans of $0.7 million and $1.8 million, respectively.
During the six months ended June 30, 2013, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in a net impairment of $1.0 million and $1.3 million for the three and six months ended June 30, 2013. The impairments were primarily driven by the residential real estate segment, with $1.2 million and $2.1 million in impairments during the three and six months ended June 30, 2013. As a result of gross cash flow improvements during the three and six months ended June 30,

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

2013, the re-measurements resulted in a reversal of $0.2 million and $1.2 million, respectively, of impairment expense in the commercial real estate segment.
During the three and six months ended June 30, 2012, the Company's re-measurement of expected future cash flows of ASC 310-30 loans resulted in impairments of $10.5 million and $13.7 million, respectively. The commercial real estate pool was the primary contributor to the total impairment with impairments of $10.0 million and $12.1 million for the three and six months ended June 30, 2012, respectively. The residential real estate pool recorded impairments of $0.9 million for the three and six months ended June 30, 2012. During the three and six months ended June 30, 2012, the Company recorded $1.8 million and $6.3 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30 primarily to provide for changes in credit risk inherent in new loan originations and provide for charge offs.

The Company charged off $5.6 million, net of recoveries, of non ASC 310-30 loans during the six months ended June 30, 2012, $2.4 million of which was the result of a large commercial and industrial loan that was not considered indicative of future charge-offs in the commercial and industrial loan category. The Company also charged off $2.4 million of commercial real estate loans, primarily the result of two commercial real estate loans outside of our core market areas totaling $2.1 million.

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
Below is a summary of the activity related to the FDIC indemnification asset during the six months ended June 30, 2013 and 2012 (in thousands):

	For the six months ended
	June 30, 2013	June 30, 2012
Balance at beginning of period	$86,923	$223,402
Accretion	(7,635)	(6,333)
FDIC portion of charge-offs exceeding fair value marks	1,644	5,533
Reduction for claims filed	(21,049)	(74,075)
Balance at end of period	$59,883	$148,527

During the six months ended June 30, 2013, the Company recognized $7.6 million of negative accretion on the FDIC indemnification asset, and reduced the carrying value of the FDIC indemnification asset by $21.0 million as a result of claims filed with the FDIC. The negative accretion resulted from an overall increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in overall expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the expected remaining lives of the underlying covered loans as an adjustment to yield. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. During the six months ended June 30, 2013, the Company received $67.6 million in payments from the FDIC.
During the six months ended June 30, 2012, the Company recognized $6.3 million of negative accretion on the FDIC indemnification asset, and reduced the carrying value of the FDIC indemnification asset by $68.5 million as a result of claims filed with the FDIC. During the six months ended June 30, 2012, the Company submitted $74.1 million of loss-share claims to the FDIC for the reimbursable portion of losses related to the Hillcrest Bank and Community Banks of Colorado covered assets.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

Note 7 Other Real Estate Owned
A summary of the activity in the OREO balances during the six months ended June 30, 2013 and 2012 is as follows (in thousands):

	For the three months ended For the six months ended June 30,
	2013	2012
Beginning balance	$94,808	$120,636
Transfers from loan portfolio, at fair value	25,379	56,100
Impairments	(7,148)	(7,213)
Sales	(37,672)	(35,851)
Gain on sale of OREO, net	3,932	4,040
Ending balance	$79,299	$137,712

The OREO balances include the interests of several outside participating banks totaling $4.0 million at June 30, 2013, $5.3 million at December 31, 2012, and $17.9 million at June 30, 2012, for which an offsetting liability is recorded in other liabilities. It excludes $10.7 million, $10.6 million and $12.2 million, for the same respective periods, of the Company’s minority interests in OREO which are held by outside banks where the Company was not the lead bank and does not have a controlling interest, for which the Company maintains a receivable in other assets.
Of the $79.3 million of OREO at June 30, 2013, $45.5 million, or 57.4%, was covered by loss sharing agreements with the FDIC. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset. During the six months ended June 30, 2013, the Company sold $37.7 million of OREO and realized net gains on these sales of $3.9 million.

Of the $137.7 million of OREO at June 30, 2012, $77.5 million, or 56.3%, was covered by the loss sharing agreements with the FDIC. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset. During the six months ended June 30, 2012, the Company sold $35.9 million of OREO and realized net gains on these sales of $4.0 million.

Note 8 Deposits
As of June 30, 2013 and December 31, 2012, deposits totaled $4.0 billion and $4.2 billion, respectively. Time deposits decreased from $1.8 billion at December 31, 2012 to $1.6 billion at June 30, 2013. The following table summarizes the Company’s time deposits, based upon contractual maturity, at June 30, 2013 and December 31, 2012, by remaining maturity (in thousands):

	June 30, 2013		December 31, 2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Three months or less	$329,163	0.65%	$356,446	0.78%
Over 3 months through 6 months	339,916	0.59%	259,097	0.68%
Over 6 months through 12 months	514,388	0.60%	583,209	0.67%
Over 12 months through 24 months	248,386	0.92%	373,283	0.88%
Over 24 months through 36 months	102,572	1.60%	111,599	1.77%
Over 36 months through 48 months	39,018	1.67%	43,967	1.83%
Over 48 months through 60 months	18,538	1.35%	19,278	1.44%
Thereafter	4,985	1.82%	5,839	2.32%
Total time deposits	$1,596,966	0.76%	$1,752,718	0.85%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

In connection with the Company’s FDIC-assisted transactions, the FDIC provided Hillcrest Bank, Bank of Choice and Community Banks of Colorado depositors with the right to redeem their time deposits at any time during the life of the time deposit, without penalty, unless the depositor accepts new terms. At June 30, 2013 and December 31, 2012, the Company had approximately $111.9 million and $164.3 million, respectively, of time deposits that were subject to penalty-free withdrawals.
The Company incurred interest expense on deposits as follows during the periods indicated (in thousands):

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest bearing demand deposits	$180	$308	$379	$735
Money market accounts	827	980	1,662	2,072
Savings accounts	54	76	114	161
Time deposits	3,110	6,536	6,527	14,535
Total	$4,171	$7,900	$8,682	$17,503

Note 9 Regulatory Capital
At June 30, 2013 and December 31, 2012, as applicable, NBH Bank, N.A. and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the table below (dollars in thousands):

	June 30, 2013
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	18.7%	$950,460	N/A	N/A	4%	$203,435
NBH Bank, N.A.	17.3%	861,541	10%	$498,299	4%	199,320
Tier 1 risk-based capital ratio (2)
Consolidated	50.1%	$950,460	6%	$113,753	4%	$75,836
NBH Bank, N.A.	46.1%	861,541	11%	205,389	4%	74,687
Total risk-based capital ratio (2)
Consolidated	50.8%	$963,108	10%	$189,589	8%	$151,671
NBH Bank, N.A.	46.8%	874,189	12%	224,061	8%	149,374

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

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

Note 10 FDIC Loss Sharing Income
In connection with the loss sharing agreements that the Company has with the FDIC with regard to the Hillcrest Bank and Community Banks of Colorado transactions, the Company recognizes the actual reimbursement of costs of resolution of covered assets from the FDIC through the statements of operations. The table below provides additional details of the Company’s FDIC loss sharing income during the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Clawback liability amortization	$(310)	$(357)	$(623)	$(711)
Clawback liability remeasurement	76	1,077	649	1,067
Reimbursement (to) from FDIC for (gain) loss on sale of and income from covered OREO	(1,241)	(163)	(2,101)	434
Reimbursement to FDIC for recoveries	(7)	—	(22)	(1)
FDIC reimbursement of costs of resolution of covered assets	2,675	3,519	6,566	6,986
Total	$1,193	$4,076	$4,469	$7,775

Note 11 Stock-based Compensation and Employee Benefits
The Company issued stock options in accordance with the NBH Holdings Corp. 2009 Equity Incentive Plan (the “Plan”) during the six months ended June 30, 2013. These option awards vest on a graded basis over 1-4 years of continuous service and have 10-year contractual terms. The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model using the following weighted average assumptions:

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

Black-Scholes
Risk-free interest rate	1.02%
Expected volatility	31.85%
Expected term (years)	6.70
Dividend yield	1.11%

Expected volatility was calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with those of a peer group of 9 comparable publicly traded companies for a period commensurate with the expected term of the options. The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term. The expected term was estimated to be the average of the contractual vesting term and time to expiration. The dividend yield was assumed to be $0.05 per share per quarter. Options granted during the six months ended June 30, 2013 had weighted average grant date fair values of $5.30 per share.
The following table summarizes option activity for the six months ended June 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,471,665	$19.98	6.94	$22,800.00
Granted during the six months ended June 30, 2013	148,350	18.28
Forfeited	(27,990)	19.80
Exercised	—	—
Outstanding at June 30, 2013	3,592,025	$19.91	6.40	$254,961.70
Options fully vested and exercisable at June 30, 2013	2,588,832	$20.00	6.46	$—
Options expected to vest	974,140	$19.71	6.61	$231,670.53

Stock option expense is included in salaries and employee benefits in the accompanying consolidated statements of operations and totaled $0.6 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively, and $1.3 million and $2.0 million of the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, there was $2.2 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 0.7 years.
Expense related to non-vested restricted stock totaled $0.7 million and $1.0 million during the three months ended June 30, 2013 and 2012, respectively, and $1.4 million and $2.3 million during the six months ended June 30, 2013 and 2012, respectively, and is included in salaries and employee benefits in the Company’s consolidated statements of operations. As of June 30, 2013, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Plan, which is expected to be recognized over a weighted average period of 1.0 years. The following table summarizes restricted stock activity for the six months ended June 30, 2013:

	Total Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2012	951,668	$14.79
Granted	136,768	18.09
Forfeited	(1,992)	18.09
Unvested at June 30, 2013	1,086,444	$15.20

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

Note 12 Common Stock
The Company had 45,409,579 shares of Class A common stock and 5,967,619 shares of Class B common stock outstanding as of June 30, 2013 and 46,368,483 shares of Class A common stock and 5,959,189 shares of Class B common stock outstanding as of December 31, 2012. Additionally, as of June 30, 2013 and December 31, 2012, the Company had 1,086,444 and 951,668 shares, respectively, of restricted Class A common stock issued but not yet vested under the NBH Holdings Corp. 2009 Equity Incentive Plan. Class A common stock possesses all of the voting power for all matters requiring action by holders of common stock, with certain limited exceptions. The Company’s certificate of incorporation provides that, except with respect to voting rights and conversion rights, the Class A common stock and Class B non-voting common stock are treated equally and identically.

Note 13 Income Per Share
The Company calculates income per share under the two-class method, as certain non-vested share awards contain nonforfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 11.
The Company had 51,377,198 and 52,191,239 shares outstanding (inclusive of Class A and B) as of June 30, 2013 and 2012, respectively. Certain stock options, non-vested restricted shares and warrants are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for three and six months ended June 30, 2013 and 2012, respectively.

The following table illustrates the computation of basic and diluted income per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except share and earnings per share information):

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Distributed earnings	$2,649	$—	$5,312	$—
Undistributed earnings (distributions in excess of earnings)	249	2,702	(332)	4,345
Net income	2,898	2,702	4,980	4,345
Less: earnings allocated to participating securities	(7)	—	(7)	—
Earnings allocated to common stockholders	$2,891	$2,702	$4,973	$4,345
Weighted average shares outstanding for basic earnings per common share	52,055,434	52,191,239	52,187,295	52,184,051
Dilutive effect of equity awards	25,892	127,931	25,898	127,297
Weighted average shares outstanding for diluted earnings per common share	52,081,326	52,319,170	52,213,193	52,311,348
Basic earnings per share	$0.06	$0.05	$0.10	$0.10
Diluted earnings per share	$0.06	$0.05	$0.10	$0.10
The Company had 3,592,025 and 3,473,332 outstanding stock options to purchase common stock at weighted average exercise prices of $19.91 and $20.00 per share at June 30, 2013 and 2012, respectively, which were not included in the computations of diluted income per share because the options’ exercise price was greater than the average market price of the common shares during those periods. Additionally, the Company had 830,750 outstanding warrants to purchase the Company’s common stock as of June 30, 2013 and 2012. The warrants have an exercise price of $20.00, which was out-of-the-money for purposes of dilution calculations during both periods. The Company had 1,086,444 and 1,174,792 unvested restricted shares outstanding as of June 30, 2013 and 2012, respectively, which have performance, market and time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

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
Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the six months ended June 30, 2013 and 2012, there were no transfers of financial instruments between the hierarchy levels.
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:
Fair Value of Financial Instruments Measured on a Recurring Basis
Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At December 31, 2012 the Company classified its U.S. Treasury securities as level 1 in the fair value hierarchy. At June 30, 2013 the Company did not hold U.S. Treasury securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At June 30, 2013 and December 31, 2012, the Company’s level 2 securities included asset backed securities, mortgage-backed securities comprised of residential mortgage pass-through securities, and other residential mortgage-backed securities. All other investment securities are classified as level 3. There were no transfers between levels 1, 2 or 3 during the six months ended June 30, 2013 or 2012.
Warrant liability—The Company measures the fair value of the warrant liability on a recurring basis using a Black-Scholes option pricing model. The Company’s shares became publicly traded on September 20, 2012 and prior to that, had limited private trading; therefore, expected volatility was estimated based on the median historical volatility, for a period commensurate

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

with the expected term of the warrants, of 9 comparable companies with publicly traded shares, and is deemed a significant unobservable input to the valuation model.
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
The tables below present the financial instruments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 on the consolidated statements of financial condition utilizing the hierarchy structure described above (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Asset backed securities	$—	$43,578	$—	$43,578
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	560,135	—	560,135
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,442,404	—	1,442,404
Other securities	—	—	419	419
Total assets at fair value	$—	$2,046,117	$419	$2,046,536
Liabilities:
Warrant liability	$—	$—	$5,158	$5,158
Clawback liability	—	—	31,245	31,245
Total liabilities at fair value	$—	$—	$36,403	$36,403

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury securities	$300	$—	$—	$300
Asset backed securities	—	90,003	—	90,003
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	678,017	—	678,017
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	949,289	—	949,289
Other securities	—	—	419	419
Total assets at fair value	$300	$1,717,309	$419	$1,718,028
Liabilities:
Warrant liability	$—	$—	$5,461	$5,461
Clawback liability	—	—	31,271	31,271
Total liabilities at fair value	$—	$—	$36,732	$36,732
The table below details the changes in Level 3 financial instruments during the six months ended June 30, 2013 (in thousands):

	Warrant liability	Clawback liability
Balance at December 31, 2012	$5,461	$31,271
Change in value	(303)	(649)
Accretion	—	623
Settlement	—	—
Net change in Level 3	(303)	(26)
Balance at June 30, 2013	$5,158	$31,245

Fair Value of Financial Instruments Measured on a Non-recurring Basis
Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.
The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During the six months ended June 30, 2013, the Company measured 26 loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $0.9 million at June 30, 2013. During the six months ended June 30, 2013, the Company added specific reserves of $0.5 million for ten loans with carrying balances of $7.9 million at June 30, 2013. The Company also eliminated specific reserves of $1.6 million for thirteen loans during the six months ended June 30, 2013, primarily due to paydowns on these loans.
The Company may be required to record loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

OREO is recorded at the lower of the loan balance or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $7.1 million of OREO impairments in its consolidated statements of financial condition during the six months ended June 30, 2013, of which $5.2 million, or 72.9%, were on OREO that was covered by loss sharing agreements with the FDIC. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.
The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the six months ended June 30, 2013 (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total	Losses From Fair Value Changes
Other real estate owned	$—	$—	$79,299	$79,299	$7,055
Impaired loans	$—	$—	$29,704	$29,704	$5,445

The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the six months ended June 30, 2013.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of June 30, 2013. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved. (dollars in thousands):

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Quantitative Measures
Other securities	$419	Cash investment in private equity fund	Cash investment
Impaired loans	29,704	Appraised value	Appraised values
			Discount rate	0-25%
Clawback liability	31,245	Contractually defined discounted cash flows	Intrinsic loss estimates	$323.3 million - $405 million
			Expected credit losses	—
			Asset purchase premium	$98 million-$182.7 million
			Discount rate	4%
			Discount period	28-40 months
Warrant liability	5,158	Black-Scholes	Volatility	15%-48%

Note 15 Fair Value of Financial Instruments
The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado acquisitions, the Company recorded all of the acquired assets and assumed liabilities at fair value at the respective dates of acquisition. The fair value of financial instruments at June 30, 2013 and December 31, 2012, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below (in thousands):

		June 30, 2013		December 31, 2012
	Level in Fair Value Measurement Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS:
Cash and cash equivalents	Level 1	$302,756	$302,756	$769,180	$769,180
Securities purchased under agreements to resell	Level 2	100,000	100,004	—	—
U.S. Treasury securities available-for-sale	Level 1	—	—	300	300
Asset backed securities available-for-sale	Level 2	43,578	43,578	90,003	90,003
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	560,135	560,135	678,017	678,017
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	1,442,404	1,442,404	949,289	949,289
Other securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	509,690	506,162	577,486	584,551
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	82,971	80,668	—	—
Capital stock of FHLB	Level 2	6,755	6,755	7,976	7,976
Capital stock of FRB	Level 2	25,020	25,020	25,020	25,020
Loans receivable, net	Level 3	1,711,440	1,717,300	1,817,322	1,829,987
Loans held-for-sale	Level 2	6,288	6,288	5,368	5,368
Accrued interest receivable	Level 2	11,596	11,596	12,673	12,673
LIABILITIES:
Deposit transaction accounts	Level 2	2,390,761	2,390,761	2,448,001	2,448,001
Time deposits	Level 2	1,596,966	1,601,250	1,752,718	1,759,886
Securities sold under agreements to repurchase	Level 2	122,879	122,795	53,685	53,686
Due to FDIC	Level 3	31,245	31,245	31,271	31,271
Warrant liability	Level 3	5,158	5,158	5,461	5,461
Accrued interest payable	Level 2	3,718	3,718	4,239	4,239

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

Cash and cash equivalents
Cash and cash equivalents have a short-term nature and the estimated fair value is equal to the carrying value.

Securities purchased under agreements to resell
The fair value of securities purchased under agreements to resell is estimated by discounting contractual maturities utilizing current market rates for similar instruments.
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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes for the three and six months ended June 30, 2013 and 2012, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2012, 2011, and 2010. Additional information, such as statements of assets acquired and liabilities assumed for each of our acquisitions and other financial and statistical data is also available in our prospectus included in Form S-1 filed with the Securities and Exchange Commission on September 19, 2012 (file number 333-177971). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.
Readers are cautioned that meaningful comparability of current period financial information to prior periods may be limited. Prior to the completion of the Hillcrest Bank acquisition on October 22, 2010, we had no banking operations and our activities were limited to corporate organization matters and due diligence. Following our Hillcrest Bank acquisition, we completed three additional acquisitions: Bank Midwest on December 10, 2010, Bank of Choice on July 22, 2011 and Community Banks of Colorado on October 21, 2011. As a result, our operating results are limited to the periods since these acquisitions, and the comparability of periods is compromised due to the timing of these acquisitions. Additionally, the comparability of data related to our acquisitions prior to the respective dates of acquisition is limited because, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the assets acquired and liabilities assumed were recorded at fair value at their respective dates of acquisition and do not have a significant resemblance to the assets and liabilities of the predecessor banking franchises. The comparability of pre-acquisition data is compromised not only by the fair value accounting applied, but also by the FDIC loss sharing agreements in place that cover a portion of losses incurred on certain assets acquired in the Hillcrest Bank and the Community Banks of Colorado acquisitions. In the Bank Midwest acquisition, only specific, performing loans were chosen for acquisition. Additionally, we acquired the assets of Bank of Choice at a substantial discount from the FDIC. We received a considerable amount of cash during the settlement of these acquisitions, we paid off certain borrowings, and we contributed significant capital to each banking franchise we acquired. All of these actions materially changed the balance sheet composition, liquidity, and capital structure of the acquired banking franchises.
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
We believe we have a disciplined approach to acquisitions, both in terms of the selection of targets and the structuring of transactions, which has been exhibited by our four acquisitions to date. As of June 30, 2013, we had $5.2 billion in assets, $4.0 billion in deposits and $1.0 billion in equity. We currently operate a network of 101 full-service banking centers, with the majority of those banking centers located in the greater Kansas City region and Colorado. We believe that our established presence positions us well for growth opportunities in our current and complementary markets.
Our strategic plan is to be a leading regional bank holding company through selective acquisitions of financial institutions, including troubled financial institutions, that have stable core franchises and significant local market share, as well as other complementary businesses, while structuring transactions to limit risk. We plan to achieve this through the growth of our existing banking franchise and through conservatively structured unassisted transactions and through the acquisition of banking franchises from the FDIC. We seek acquisitions that offer opportunities for clear financial benefits through add-on transactions, long-term organic growth opportunities and expense reductions. Additionally, our acquisition strategy is to identify markets that are relatively unconsolidated, establish a meaningful presence within those markets, and take advantage of operational efficiencies and enhanced market position. Our focus is on building strong banking relationships with small to mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid core banking franchise with operations in the greater Kansas City region and in Colorado, with a sizable presence for deposit gathering and client relationship building necessary for growth.

Operating Highlights and Key Challenges
Our operations resulted in the following highlights as of and for the six months ended June 30, 2013:
Low-risk balance sheet

•	As of June 30, 2013, 58.7%, or $1.0 billion, of our total loans (by dollar amount) were acquired loans and all of those loans were recorded at their estimated fair value at the time of acquisition.

•	As of June 30, 2013, 26.3%, or $453.8 million, of our total loans (by dollar amount) were covered by loss sharing agreements with the FDIC.

•	As of June 30, 2013, 57.4%, or $45.5 million, of our total other real estate owned (by dollar amount) was covered by loss sharing agreements with the FDIC.
Loan portfolio

•	As of June 30, 2013, we have $1.2 billion of loans outstanding that are associated with a “strategic” client relationship - an 18.8% annualized growth for the six months ended June 30, 2013.

•	Organic loan originations totaled $278.1 million for the six months ended June 30, 2013, representing a 66.9% increase from the same period of 2012.

•
A $109.4 million decrease in total loans was led by a $214.3 million decrease in our non-strategic loans during the six months ended June 30, 2013 as we successfully worked out non-strategic loans acquired in our FDIC-assisted transactions.

•	35.8% of the loan portfolio is accounted for under ASC 310-30 (loan pools).

Credit quality

•	Strategic loans

◦	Loans associated with our strategic client relationships had strong credit quality with only 0.80% in non-performing loans as of June 30, 2013.

•	Non 310-30 loans

◦	Credit quality of the non 310-30 loan portfolio continued to improve with non-performing non 310-30 loans to total non 310-30 loans improving to 2.63% at June 30, 2013 from 4.04% at December 31, 2012.

◦	Net charge-offs on non 310-30 loans were 0.56% annualized.

•	310-30 loans

◦
Accretable yield for the acquired loans accounted for under ASC 310-30 increased $35.0 million during the six months ended June 30, 2013. This was partially offset by $1.3 million in impairments during the same period.

◦
One commercial and industrial loan pool accounted for under ASC 310-30, totaling $18.7 million and covered by a loss-sharing agreement, was put on non-accrual status during the six months ended June 30, 2013. While the collectability of the carrying value of this loan pool is still considered probable, management determined that the cash flows and the timing of those cash flows were no longer estimable. As a result, this pool is now considered a non-performing asset.

Client deposit funded balance sheet

•	As of June 30, 2013, total deposits and client repurchase agreements made up 98.4% of our total liabilities.

•	Transaction accounts increased to 60.0% of total deposits as of June 30, 2013 from 58.3% at December 31, 2012.

•	Average transaction account deposit balances grew 5.1% annualized.

•	As of June 30, 2013, we did not have any brokered deposits.
Yields, returns and revenue stream

•	Our average annual yield on our loan portfolio was 8.05% for the six months ended June 30, 2013.

•
Cost of deposits improved 31 basis points to 0.43% for the six months ended June 30, 2013 from 0.74% for the six months ended June 30, 2012 due to the continued emphasis on our commercial and consumer relationship banking strategy and lower cost transaction accounts.

•	Net interest margin was 3.82% during the six months ended June 30, 2013, driven by the attractive yields on loans accounted for under ASC 310-30 loan pools and lower cost of deposits.

•	Expenses before problem loan/OREO workout expenses declined $2.1 million during the six months ended June 30, 2013 compared to the same period in 2012, adjusting for IPO expenses incurred in 2012.

•	Problem loan/OREO workout expenses totaled $10.4 million for the six months ended June 30, 2013, decreasing $2.7 million from the same period in 2012.
Strong capital position

•	As of June 30, 2013, our consolidated tier 1 leverage ratio was 18.7% and our consolidated tier 1 risk-based capital ratio was 50.1%.

•
As of June 30, 2013 we had approximately $400 million of capital available to deploy while maintaining a 10% leverage ratio, and we had approximately $475 million of available capital to deploy at an 8% leverage ratio.

•
The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC Indemnification asset, net, in excess of 4.5%, an approximate yield on new loan originations, and discounted at 5%, adds $0.68 per share to our tangible book value per share as of June 30, 2013.

•	Tangible book value per share was $18.68 before consideration of the excess accretable yield value of $0.68 per share.

•	Repurchased 950,474 shares at a weighted average price of $18.21 per share.
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
Continued uncertainty about the economic outlook has strained the advancement of an economic recovery, both nationally and in our core markets. Residential real estate values have largely recovered from their lows, and we continue to consider this with guarded optimism. Commercial real estate values have been recovering slightly slower than residential real estate, and it is difficult to determine how strong this recovery is and how long it will last. Any deterioration in credit quality or elevated levels of non-performing assets, would ultimately have a negative impact on the quality of our loan portfolio.
The decrease of our total loan balances during the first six months of 2013 was the result of active resolution of problem and non-strategic loans acquired in our FDIC-assisted transactions outpacing organic loan growth. Additionally, the historically low interest rate environment and loan competition have been limiting the yields we are able to obtain on interest earning assets, including both new assets acquired as we grow and assets that replace existing, higher yielding assets as they are paid down or mature. For example, our acquired loans generally have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. As a result, we expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans.
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
Loan balances - We monitor our loan portfolio to evaluate loan originations, payoffs, and profitability. We forecast loan originations and payoffs within the overall loan portfolio, and we work to resolve problem loans and OREO in an expeditious manner. We track the runoff of our covered assets as well as the loan relationships that we have identified as “non-strategic” and put particular emphasis on the buildup of “strategic” relationships.
Asset quality - We monitor the asset quality of our loans and OREO through a variety of metrics, and we work to resolve problem assets in an efficient manner. Specifically, we monitor the resolution of problem loans through payoffs, pay downs and foreclosure activity. We marked all of our acquired assets to fair value at the date of their respective acquisitions, taking into account our estimation of credit quality.
Many of the loans that we acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions had deteriorated credit quality at the respective dates of acquisition. These loans are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. This guidance is described more fully below under “-Application of Critical Accounting Policies” and in note 2 in our consolidated financial statements in our 2012 Annual Report on Form 10-K.
Our evaluation of traditional credit quality metrics and the allowance for loan losses (“ALL”) levels, especially when compared to industry averages or to other financial institutions, takes into account that any credit quality deterioration that existed at the date of acquisition was considered in the original valuation of those assets on our balance sheet. Additionally, many of these assets are covered by loss sharing agreements. All of these factors limit the comparability of our credit quality and ALL levels to peers or other financial institutions.
Deposit balances - We monitor our deposit levels by type, market and rate. Our loans are funded through our deposit base, and we seek to optimize our deposit mix in order to provide reliable, low-cost funding sources.
Liquidity - We monitor liquidity based on policy limits and through projections of sources and uses of cash. In order to test the adequacy of our liquidity, we routinely perform various liquidity stress test scenarios that incorporate wholesale funding maturities, if any, certain deposit run-off rates and committed line of credit draws. We manage our liquidity primarily through our balance sheet mix, including our cash and our investment security portfolio, and the interest rates that we offer on our loan and deposit products, coupled with contingency funding plans as necessary.
Capital - We monitor our capital levels, including evaluating the effects of potential acquisitions, to ensure continued compliance with regulatory requirements and with the OCC Operating Agreement and FDIC Order that we entered into with our regulators in connection with our Bank Midwest acquisition, which is described under “Supervision and Regulation” in our 2012 Annual Report on Form 10-K. We review our tier 1 leverage capital ratios, our tier 1 risk-based capital ratios and our total risk-based capital ratios on a quarterly basis.
Within our consolidated results of operations, we specifically evaluate the following:
Net interest income - Net interest income represents the amount by which interest income on interest earning assets exceeds interest expense incurred on interest bearing liabilities. We generate interest income through interest and dividends on investment securities, interest bearing bank deposits and loans. Our acquired loans have generally produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield and, as a result, we expect downward pressure on our interest income to the extent that the runoff of our acquired loan portfolio is not replaced with comparable high-yielding loans. We incur interest expense on our interest bearing deposits and repurchase agreements and would also incur interest expense on any future borrowings, including any debt assumed in acquisitions. We strive to maximize our interest income by acquiring and originating loans and investing excess cash in investment securities. Furthermore, we seek to minimize our interest expense through low-cost funding sources, thereby maximizing our net interest income.

Provision for loan losses - The provision for loan losses includes the amount of expense that is required to maintain the ALL at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date. Additionally, we incur a provision for loan losses on loans accounted for under ASC 310-30 as a result of a decrease in the net present value of the expected future cash flows during the periodic remeasurement of the cash flows associated with these pools of loans. The determination of the amount of the provision for loan losses and the related ALL is complex and involves a high degree of judgment and subjectivity to maintain a level of ALL that is considered by management to be appropriate under GAAP.

Non-interest income - Non-interest income consists primarily of service charges, bank card fees, gains on sales of investment securities, and other non-interest income. Also included in non-interest income is FDIC indemnification asset accretion and other FDIC loss sharing income, which consists of reimbursement of costs related to the resolution of covered assets, and amortization of our clawback liability. For additional information, see “-Application of Critical Accounting Policies-Acquisition Accounting Application and the Valuation of Assets Acquired and Liabilities Assumed” in our 2012 Annual Report on Form 10-K and note 2 in our audited consolidated financial statements. Due to fluctuations in the accretion rates on the FDIC indemnification asset and the amortization of clawback liability and due to varying levels of expenses related to the resolution of covered assets, the FDIC loss sharing income is not consistent on a period-to-period basis and, absent additional acquisitions with FDIC loss sharing agreements, is expected to decline over time as covered assets are resolved.
Non-interest expense - The primary components of our non-interest expense are salaries and employee benefits, occupancy and equipment, professional fees and data processing and telecommunications. Any expenses related to the resolution of covered assets are also included in non-interest expense. These expenses are dependent on individual resolution circumstances and, as a result, are not consistent from period to period. We seek to manage our non-interest expense in order to maximize efficiencies.
Net income - We utilize traditional industry return ratios such as return on average assets, return on average equity and return on risk-weighted assets to measure and assess our returns in relation to our balance sheet profile.
In evaluating the financial statement line items described above, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for the periods indicated:

	As of and for the three months ended			As of and for the six months ended
	June 30, 2013	December 31, 2012	June 30, 2012	June 30, 2013	June 30, 2012
Key Ratios (1)
Return on average assets	0.22%	0.22%	0.18%	0.19%	0.14%
Return on average tangible assets (2)	0.29%	0.28%	0.25%	0.26%	0.20%
Return on average equity	1.08%	1.10%	0.99%	0.93%	0.80%
Return on average tangible common equity (2)	1.50%	1.51%	1.42%	1.34%	1.20%
Return on risk weighted assets	0.61%	0.64%	0.55%	0.53%	0.44%
Interest-earning assets to interest-bearing liabilities (end of period) (3)	137.95%	134.44%	130.30%	137.95%	130.30%
Loans to deposits ratio (end of period)	43.37%	43.76%	43.80%	43.37%	43.80%
Average equity to average assets	20.72%	20.09%	18.52%	20.63%	18.10%
Non-interest bearing deposits to total deposits (end of period)	16.75%	16.14%	14.00%	16.75%	14.00%
Net interest margin (4)	3.77%	4.09%	4.00%	3.82%	3.96%
Interest rate spread (5)	3.64%	3.94%	3.83%	3.69%	3.78%
Yield on earning assets (3)	4.13%	4.51%	4.61%	4.20%	4.62%
Cost of interest bearing liabilities (3)	0.49%	0.57%	0.78%	0.51%	0.84%
Cost of deposits	0.42%	0.48%	0.69%	0.43%	0.74%
Non-interest expense to average assets	3.49%	3.77%	3.09%	3.58%	3.27%
Efficiency ratio (6)	85.05%	85.43%	70.96%	86.69%	76.19%
Dividend payout ratio	83.33%	83.33%	0.00%	100.00%	0.00%

Asset Quality Data (7) (8) (9)
Non-performing loans to total loans	2.77%	2.23%	2.51%	2.77%	2.51%
Covered non-performing loans to total non-performing loans	59.65%	27.14%	15.59%	59.65%	15.59%
Non-performing assets to total assets	2.46%	2.53%	3.26%	2.46%	3.26%
Covered non-performing assets to total non-performing assets	58.12%	41.70%	45.41%	58.12%	45.41%
Allowance for loan losses to total loans	0.69%	0.84%	0.87%	0.69%	0.87%
Allowance for loan losses to total non-covered loans	0.93%	1.26%	1.42%	0.93%	1.42%
Allowance for loan losses to non-performing loans	24.81%	37.64%	34.69%	24.81%	34.69%
Net charge-offs to average loans	0.63%	1.00%	1.45%	0.76%	1.36%

(1)	Ratios are annualized.

(2)	Ratio represents non-GAAP financial measure.

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

About Non-GAAP Financial Measures
Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “return on average tangible common equity,” “tangible book value,” “tangible book value per share,” and “tangible common equity,” are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles, or “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

These non-GAAP financial measures are presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP. The non-GAAP financial measures we present may differ from non-GAAP financial measures used by our peers or other companies. In particular, the items that we exclude in our adjustments are not necessarily consistent with the items that our peers may exclude from their results of operations and key financial measures and therefore may limit the comparability of similarly named financial measures and ratios. We compensate for these limitations by providing the equivalent GAAP measures whenever we present the non-GAAP financial measures and by including a reconciliation of the impact of the components adjusted for in the non-GAAP financial measure so that both measures and the individual components may be considered when analyzing our performance.
A reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures is as follows (in thousands, except share and per share information).

	As of and for the three months ended
	June 30, 2013	December 31, 2012	June 30, 2012
Total stockholders’ equity	$1,044,243	$1,090,559	$1,096,741
Less: goodwill	(59,630)	(59,630)	(59,630)
Less: intangible assets, net	(24,902)	(27,575)	(30,255)
Tangible common equity	$959,711	$1,003,354	$1,006,856

Total assets	$5,220,688	$5,410,775	$5,789,075
Less: goodwill	(59,630)	(59,630)	(59,630)
Less: intangible assets, net	(24,902)	(27,575)	(30,255)
Tangible assets	$5,136,156	$5,323,570	$5,699,190

Total stockholders’ equity to total assets	20.00%	20.16%	18.95%
Less: impact of goodwill and intangible assets, net	-1.31%	-1.31%	-1.28%
Tangible common equity to tangible assets	18.69%	18.85%	17.67%

Common book value per share calculations:
Total stockholders' equity	$1,044,243	$1,090,559	$1,096,741
Divided by: ending shares outstanding	51,377,198	52,327,672	52,191,239
Common book value per share	$20.33	$20.84	$21.01

Tangible common book value per share calculations:
Tangible common equity	$959,711	$1,003,354	$1,006,856
Divided by: ending shares outstanding	51,377,198	52,327,672	52,191,239
Tangible common book value per share	$18.68	$19.17	$19.29

	As of and for the three months ended			As of and for the six months ended
	June 30, 2013	December 31, 2012	June 30, 2012	June 30, 2013	June 30, 2012
Return on average assets	0.22%	0.22%	0.18%	0.19%	0.14%
Add: impact of goodwill and intangible assets, net	0.00%	0.00%	0.00%	0.00%	0.00%
Add: impact of core deposit intangible expense, after tax	0.07%	0.06%	0.07%	0.07%	0.06%
Return on average tangible assets	0.29%	0.28%	0.25%	0.26%	0.20%

Return on average equity	1.08%	1.10%	0.99%	0.93%	0.80%
Add: impact of goodwill and intangible assets, net	0.09%	0.09%	0.10%	0.07%	0.07%
Add: impact of core deposit intangible expense, after tax	0.33%	0.32%	0.33%	0.34%	0.33%
Return on average tangible common equity	1.50%	1.51%	1.42%	1.34%	1.20%

Application of Critical Accounting Policies
We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the fair value determination of assets acquired and liabilities assumed in business combinations and the application of acquisition accounting, the accounting for acquired loans and the related FDIC indemnification asset, the determination of the ALL, and the valuation of stock-based compensation. These critical accounting policies and estimates are summarized in the sections captioned “Application of Critical Accounting Policies” in Management's Discussion and Analysis in our 2012 Annual Report on Form 10-K, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for the year ended 2012.
During the six months ended June 30, 2013, we began entering into agreements with certain financial institutions whereby we purchase securities under agreements to resell as of a specified future date at a specified price plus accrued interest. The securities purchased under agreements to resell are carried at the contractual amounts at which the securities will subsequently be resold, including accrued interest. The securities are pledged as collateral by the counterparties and are held by a third party custodian. The collateral is valued daily and additional collateral may be obtained or refunded as necessary to maintain full collateralization of these transactions.
There have been no other significant changes to the application of critical accounting policies since December 31, 2012.
Financial Condition
Total assets at June 30, 2013 were $5.2 billion compared to $5.4 billion at December 31, 2012, a decrease of $0.2 billion. The decrease in total assets was largely driven by a decrease in non-strategic loan balances of $214.3 million, which was a reflection of our workout progress on troubled loans (many of which were covered) that we acquired with our various acquisitions. We also originated $278.1 million of loans during the six months ended June 30, 2013, which offset normal client payments and grew the loan balances in our strategic portfolio at an annualized rate of 18.8%. We coupled the total loan balance decrease of $109.4 million with a $213.0 million decrease in total deposits, as we sought to retain only those depositors who were interested in time deposits at market rate and developing a banking relationship and continued our focus on migrating toward a client-based deposit mix with higher concentrations of lower cost demand, savings and money market (“transaction”) deposits. We also utilized available cash and purchased $821.8 million of investment securities during the six months ended June 30, 2013. Our FDIC indemnification asset decreased $27.0 million during the six months ended June 30, 2013 as a result of $21.0 million of payments from and claims submitted to the FDIC for reimbursement on continued workout progress on our covered loans and OREO, coupled with an increase in actual and expected cash flows on our covered assets. These increases in cash flows also contributed to a net reclassification of $35.0 million of non-accretable difference to accretable yield during the period, which is being accreted to income over the remaining life of the loans.

Investment Securities
Available-for-sale
Total investment securities available-for-sale were $2.0 billion at June 30, 2013, compared to $1.7 billion at December 31, 2012, an increase of $0.3 billion, or 19.1%. During the six months ended June 30, 2013, we purchased $694.0 million of available-for-sale mortgage backed securities, which was partially offset by $315.0 million of maturities and paydowns. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated (in thousands):

	June 30, 2013				December 31, 2012
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield
U.S. Treasury securities	$—	$—	0.00%	0.00%	$300	$300	0.02%	0.13%
Asset backed securities	43,568	43,578	2.13%	0.61%	89,881	90,003	5.24%	0.61%
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	553,871	560,135	27.37%	2.02%	658,169	678,017	39.46%	2.03%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,456,908	1,442,404	70.48%	1.75%	931,979	949,289	55.26%	2.13%
Other securities	419	419	0.02%	0.00%	419	419	0.02%	0.00%
Total investment securities available-for-sale	$2,054,766	$2,046,536	100%	1.80%	$1,680,748	$1,718,028	100.00%	2.01%
As of June 30, 2013, approximately 97.9% of the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.
At June 30, 2013, adjustable rate securities comprised 7.9% of the available-for-sale MBS portfolio and the remainder of the portfolio was comprised of fixed rate securities with 10 to 30 year maturities, with a weighted average coupon of 2.3% per annum.
The available-for-sale investment portfolio included $8.2 million of net unrealized losses and $37.3 million of net unrealized gains, at June 30, 2013 and December 31, 2012, respectively, inclusive of $21.1 million of unrealized gains and $321 thousand of unrealized losses, respectively. We do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.
The table below summarizes the contractual maturities of our available-for-sale investment portfolio as of June 30, 2013 (in thousands):

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Other securities		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Asset backed securities	$—	0.00%	$43,578	0.61%	$—	0.00%	$—	0.00%	$—	0.00%	$43,578	0.61%
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	8	1.84%	207,424	1.13%	352,703	2.56%	—	0.00%	560,135	2.02%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	—	0.00%	12,465	2.13%	1,429,939	1.75%	—	0.00%	1,442,404	1.75%
Other securities	—	0.00%	—	0.00%	—	0.00%	—	0.00%	419	0.00%	419	0.00%
Total investment securities available-for-sale	$—	0.00%	$43,586	0.61%	$219,889	1.19%	$1,782,642	1.91%	$419	0.00%	$2,046,536	1.80%
The estimated weighted average life of the available-for-sale MBS portfolio as of June 30, 2013 and December 31, 2012 was 3.8 years and 3.4 years, respectively, the extension of which was largely due to slower expected prepayment speeds in response to the higher interest rate environment at June 30, 2013 compared to December 31, 2012. This estimate is based on various assumptions, including repayment characteristics, and actual results may differ. As of June 30, 2013, the duration of the total available-for-sale investment portfolio was 3.5 years and the asset-backed securities portfolio within the available-for-sale investment portfolio had a duration of 0.3 year.

 Held-to-maturity
At June 30, 2013, we held $592.7 million of held-to-maturity investment securities, compared to $577.5 million at December 31, 2012, an increase of $15.2 million or 2.6%. During the six months ended June 30, 2013 we purchased $127.8 million held-to-maturity securities. Held-to-maturity investment securities are summarized as follows as of the dates indicated (in thousands):

	June 30, 2013
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$509,690	$506,162	86.25%	3.25%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	82,971	80,668	13.75%	1.46%
Total investment securities held-to-maturity	$592,661	$586,830	100.00%	3.23%
The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FNMA and GNMA securities.
At June 30, 2013 and December 31, 2012, the fair value of the held-to-maturity investment portfolio was $586.8 million and $584.6 million, inclusive of $5.8 million of unrealized losses and $7.1 million of unrealized gains, respectively. The table below summarizes the contractual maturities, as of the last scheduled repayment date, of our held-to-maturity investment portfolio as of June 30, 2013 (in thousands):

	Amortized Cost	Weighted Average Yield
Due in one year or less	$—	0.00%
Due after one year through five year	—	0.00%
Due after five years through ten years	—	0.00%
Due after ten years	592,661	3.23%
Other securities	—	0.00%
Total	$592,661	3.23%
The estimated weighted average life of the held-to-maturity investment portfolio as of June 30, 2013 and December 31, 2012 was 4.0 years and 3.8 years, respectively. As of June 30, 2013, the duration of the total held-to-maturity investment portfolio was 3.7 years and the duration of the entire investment securities portfolio was 3.5 years.

Non-marketable securities
Non-marketable securities include Federal Reserve Bank stock and FHLB stock. At June 30, 2013 and December 31, 2012, we held $25.0 million of Federal Reserve Bank stock and at June 30, 2013 and December 31, 2012 we also held $6.8 million and $8.0 million of FHLB stock, respectively. We hold these securities in accordance with debt and regulatory requirements. These are restricted securities which lack a market and are therefore carried at cost.
Loans Overview
Our loan portfolio at June 30, 2013 was comprised of loans that were acquired in connection with our four acquisitions to date, in addition to new loans that we have originated. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transaction are covered by loss sharing agreements with the FDIC.
As discussed in note 2 to our audited consolidated financial statements, in accordance with applicable accounting guidance, all acquired loans are recorded at fair value at the date of acquisition, and an allowance for loan losses is not carried over with the loans but, rather, the fair value of the loans encompasses both credit quality and market considerations. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Management accounted for all loans acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions under ASC 310-30, with the exception of loans with revolving privileges which were outside the scope of ASC 310-30. In our Bank Midwest transaction, we did not acquire all of the loans of the former Bank Midwest but, rather, selected certain loans based upon specific criteria of performance, adequacy of collateral, and loan type that were performing at the time of acquisition. As a result, none of the loans acquired in the Bank Midwest transaction are accounted for under ASC 310-30.
Consistent with differences in the accounting, the loan portfolio is presented in two categories: (i) ASC 310-30 loans and (ii) Non ASC 310-30 loans. The portfolio is further stratified based on (i) loans covered by FDIC loss sharing agreements, or “covered loans,” and (ii) loans that are not covered by FDIC loss sharing agreements, or “non-covered loans.” Additionally, inherent in the nature of acquiring troubled banks, only certain of our acquired clients conform to our long-term business model of in-market, relationship-oriented banking clients. We have developed a management tool to evaluate the progress of working out the troubled loans acquired in our FDIC-assisted acquisitions and the progress of organic loan growth, whereby we have designated loans as “strategic” or “non-strategic.” Criteria utilized in the designation of a loan as “strategic” include (a) geography, (b) total relationship with borrower and (c) credit metrics commensurate with our current underwriting standards. At June 30, 2013, strategic loans totaled $1.2 billion and had strong credit quality as represented by a non-performing loans ratio of 0.80%. We believe this presentation of our loan portfolio provides a meaningful basis to understand the underlying drivers of changes in our loan portfolio balances.
Due to the unique structure and accounting treatment in our loan portfolio, we utilize four primary presentations to analyze our loan portfolio, depending on the purpose of the analysis. Those are:

To analyze:	We look at:
Loan growth and production efforts	Strategic balances and loan originations
Workout efforts of our purchased non-strategic portfolio	Non-strategic balances and accretable yield
Risk mitigants of our non-performing loans	FDIC loss-share coverage and fair value marks
Interest income	ASC 310-30 and non 310-30 yields and accretable yield
The table below shows the loan portfolio composition and the breakdown of the portfolio between ASC 310-30 loans, non ASC 310-30 loans, along with the amounts that are covered and non-covered, at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
	ASC 310-30 Loans	Non ASC 310-30 Loans	Total Loans	% of Total
Commercial	$73,326	$203,889	$277,215	16.1%
Commercial real estate	409,361	267,655	677,016	39.3%
Agriculture	42,121	113,428	155,549	9.0%
Residential real estate	81,779	492,354	574,133	33.3%
Consumer	10,878	28,496	39,374	2.3%
Total	$617,465	$1,105,822	$1,723,287	100.0%
Covered	$389,484	$64,321	$453,805	26.3%
Non-covered	227,981	1,041,501	1,269,482	73.7%
Total	$617,465	$1,105,822	$1,723,287	100.0%

	December 31, 2012
	ASC 310-30 Loans	Non ASC 310-30 Loans	Total Loans	% of Total
Commercial	$83,169	$187,419	$270,588	14.8%
Commercial real estate	566,035	238,964	804,999	43.9%
Agriculture	47,733	125,674	173,407	9.5%
Residential real estate	106,100	427,277	533,377	29.1%
Consumer	18,984	31,347	50,331	2.7%
Total	$822,021	$1,010,681	$1,832,702	100.0%
Covered	$527,948	$80,274	$608,222	33.2%
Non-covered	294,073	930,407	1,224,480	66.8%
Total	$822,021	$1,010,681	$1,832,702	100.0%
Strategic loans comprised 71.2% of the total loan portfolio at June 30, 2013, compared to 61.2% at December 31, 2012. The table below shows the loan portfolio composition categorized between strategic and non-strategic at the respective dates (dollars in thousands):

	June 30, 2013			December 31, 2012
	Strategic	Non-Strategic	Total	Strategic	Non-Strategic	Total
Commercial	$192,415	$84,800	$277,215	$163,193	$107,395	$270,588
Commercial real estate	318,666	358,350	677,016	278,907	526,092	804,999
Agriculture	144,356	11,193	155,549	160,963	12,444	173,407
Residential real estate	535,690	38,443	574,133	474,769	58,608	533,377
Consumer	35,818	3,556	39,374	44,266	6,065	50,331
Total	$1,226,945	$496,342	$1,723,287	$1,122,098	$710,604	$1,832,702
Total loans decreased $109.4 million from December 31, 2012, ending at $1.7 billion at June 30, 2013. The 6.0% decrease in total loans was primarily driven by a $214.3 million decrease in our non-strategic loan portfolio as our enterprise-level, dedicated special asset resolution team successfully worked out non-strategic loans acquired in our FDIC-assisted transactions, coupled with the repayment of non-strategic loans that do not conform to our business model of in-market, relationship-oriented loans with credit metrics commensurate with our current underwriting standards. Strategic loans increased $104.8 million, or 18.8% annualized, at June 30, 2013 compared to December 31, 2012, driven by strong originations. We successfully increased our balances in our strategic commercial, commercial real estate and residential real estate portfolios as we continued to generate new relationships with individuals and small to mid-sized businesses.
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
New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. New loan originations of $278.1 million were up $111.5 million, or 66.9% from the same period of the prior year as a result of the deployment of bankers and the development of our market presence. The following table represents new loan originations for the last five quarters (in thousands):

	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter
	2013	2013	2012	2012	2012
Commercial	$24,982	$15,150	$30,988	$25,640	$10,799
Commercial real estate	31,553	36,749	20,993	11,135	6,816
Agriculture	22,901	9,446	28,978	24,328	22,444
Residential real estate	86,161	45,808	52,778	60,320	40,123
Consumer	3,157	2,211	6,025	6,505	4,057
Total	$168,754	$109,364	$139,762	$127,928	$84,239

The tables below show the contractual maturities of our loans for the dates indicated (in thousands):

	June 30, 2013
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$97,152	$153,742	$26,321	$277,215
Commercial real estate	241,778	295,593	139,645	677,016
Agriculture	41,457	64,625	49,467	155,549
Residential real estate	44,144	65,210	464,779	574,133
Consumer	15,390	15,638	8,346	39,374
Total loans	$439,921	$594,808	$688,558	$1,723,287
Covered	$235,043	$168,825	$49,937	$453,805
Non-covered	204,878	425,983	638,621	1,269,482
Total loans	$439,921	$594,808	$688,558	$1,723,287
	December 31, 2012
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$83,093	$147,356	$40,139	$270,588
Commercial real estate	403,179	277,625	124,195	804,999
Agriculture	41,205	77,683	54,519	173,407
Residential real estate	62,712	73,941	396,724	533,377
Consumer	23,842	17,668	8,821	50,331
Total loans	$614,031	$594,273	$624,398	$1,832,702
Covered	$350,339	$198,373	$59,510	608,222
Non-covered	263,692	395,900	564,888	1,224,480
Total loans	$614,031	$594,273	$624,398	$1,832,702

The interest rate sensitivity of loans with maturities over one year is as follows at the dates indicated (in thousands):

	June 30, 2013
	Fixed	Variable	Total
Commercial	$54,840	$125,223	$180,063
Commercial real estate	189,870	245,368	435,238
Agriculture	59,006	55,086	114,092
Residential real estate	304,149	225,840	529,989
Consumer	13,071	10,913	23,984
Total loans with > 1 year maturity	$620,936	$662,430	$1,283,366
Covered	$65,139	$153,623	$218,762
Non-covered	555,797	508,807	1,064,604
Total loans with > 1 year maturity	$620,936	$662,430	$1,283,366
	December 31, 2012
	Fixed	Variable	Total
Commercial	$51,171	$136,324	$187,495
Commercial real estate	161,200	240,620	401,820
Agriculture	60,194	72,008	132,202
Residential real estate	247,321	223,344	470,665
Consumer	15,295	11,194	26,489
Total loans with > 1 year maturity	$535,181	$683,490	$1,218,671
Covered	$73,925	$183,958	$257,883
Non-covered	461,256	499,532	960,788
Total loans with > 1 year maturity	$535,181	$683,490	$1,218,671
Accretable Yield
The fair value adjustments assigned to loans that are accounted for under ASC 310-30 include both accretable yield and a non-accretable difference that are based on expected cash flows from the loans. Accretable yield is the excess of a pool's cash flows expected to be collected over the recorded balance of the related pool of loans. The non-accretable difference represents the expected shortfall in future cash flows from the contractual amount due in respect of each pool of such loans. Similar to the entire fair value adjustment for loans outside the scope of ASC 310-30, the accretable yield is accreted into income over the estimated remaining life of the loans in the applicable pool.
Below is the composition of the net book value for loans accounted for under ASC 310-30 at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Contractual cash flows	$1,199,710	$1,444,279
Non-accretable difference	(453,703)	(488,673)
Accretable yield	(128,542)	(133,585)
Loans accounted for under ASC 310-30	$617,465	$822,021
Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, we evaluate the credit profile, contractual interest rates, collateral values and expected prepayments of the loan pools. Prepayment assumptions are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans were fixed or variable rate loans. Decreases to the expected future cash flows in the applicable pool generally result in an immediate provision for loan losses charged to the consolidated statements of operations. Conversely, increases in the expected future cash flows in the applicable pool result in a transfer from the non-accretable difference to the accretable yield, and have a positive impact on accretion income prospectively. This re-measurement process resulted in the following changes to the accretable yield during the six months ended June 30, 2013 and 2012 (in thousands):

	June 30, 2013	June 30, 2012
Accretable yield beginning balance	$133,585	$186,494
Reclassification from non-accretable difference	37,725	29,483
Reclassification to non-accretable difference	(2,755)	(5,651)
Accretion	(40,013)	(52,244)
Accretable yield ending balance	$128,542	$158,082

The accretable yield of $128.5 million at June 30, 2013 includes $1.4 million of accretable yield related to the loan pool that was put on non-accrual status during the six months ended June 30, 2013.  This accretable yield is not being accreted to income and the recognition will be deferred until full recovery of the carrying value of this pool is realized.
We re-measure the expected cash flows of all 29 of the accruing loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. Increases in expected cash flows are reflected as an increase in the accretion rates as well as an increased amount of accretable yield that will be recognized over the expected remaining lives of the underlying loan pools. During the six months ended June 30, 2013 and 2012, we reclassified $35.0 million, and $23.8 million, net, from non-accretable difference to accretable yield, respectively. The re-measurements also resulted in $1.3 million and $13.7 million of net impairment during the same respective periods. The impairments during the six months ended June 30, 2013 were primarily driven by our commercial and residential real estate pools. These impairments are reflected in provision for loan loss in the consolidated statement of operations.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of 310-30 are also accreted to interest income over the life of the loans. At June 30, 2013 and 2012, our total remaining accretable yield and fair value mark was as follows (in thousands):

	June 30, 2013	June 30, 2012
Remaining accretable yield on loans accounted for under ASC 310-30	$128,542	$158,082
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	14,011	28,259
Total remaining accretable yield and fair value mark	$142,553	$186,341
Loss-Share Coverage
We have two loss sharing agreements with the FDIC for the assets related to the Hillcrest Bank acquisition and a separate loss sharing agreement that covers certain assets related to the Community Banks of Colorado acquisition, whereby the FDIC will reimburse us for a portion of the losses incurred as a result of the resolution and disposition of the covered assets of these banks. The details of these agreements are more fully described in Management's Discussion and Analysis in our 2012 Annual Report on Form 10-K.
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
Under the Hillcrest Bank and Community Banks of Colorado loss sharing agreements, the reimbursable losses from the FDIC are based on the book value of the related covered assets as determined by the FDIC at the date of acquisition, and the FDIC's book value does not necessarily correlate with our book value of the same assets. This difference is primarily because we recorded the loans at fair value at the date of acquisition in accordance with applicable accounting guidance.
As of June 30, 2013, we had incurred $205.0 million of losses on our Hillcrest Bank covered assets since the beginning of the loss sharing agreement as measured by the FDIC's book value, substantially all of which was related to the commercial assets. Additionally, as of June 30, 2013, we had incurred approximately $140.2 million of losses related to our Community Banks of Colorado loss sharing agreement. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.
Asset Quality
All of the assets acquired in our acquisitions were marked to fair value at the date of acquisition, and the fair value adjustments to loans included a credit quality component. We utilize traditional credit quality metrics to evaluate the overall credit quality of our loan portfolio; however, our credit quality ratios are limited in their comparability to industry averages or to other financial institutions because:
1. Any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments; and
2. 58.1% of our non-performing assets (by dollar amount) at June 30, 2013 were covered by loss sharing agreements with the FDIC.
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
Our internal risk rating system uses a series of grades which reflect our assessment of the credit quality of covered and non-covered loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements. Loans that are perceived to have acceptable risk are categorized as “pass” loans. “Special mention” loans represent loans that have potential credit weaknesses that deserve close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower's ability to meet debt service requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “substandard” have a well-defined credit weakness and are inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. Although these loans are identified as potential problem loans, they may never become non-performing. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes that collection of payments in accordance with the terms of the loan agreement are highly questionable and improbable. Doubtful loans that are not covered by loss sharing agreements are deemed impaired and put on non-accrual status.

In the event of borrower default, we may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying or restructuring a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such restructured loans are considered “troubled debt restructurings” in accordance with ASC 310-40 Troubled Debt Restructurings by Creditors. Under this guidance, modifications to loans that fall within the scope of ASC 310-30 are not considered troubled debt restructurings, regardless of otherwise meeting the definition of a troubled debt restructuring. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the lower of the related loan balance or the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL and any subsequent declines in carrying value charged to impairments on OREO.
Non-performing Assets
Non-performing assets consist of covered and non-covered non-accrual loans, accruing loans 90 days or more past due, troubled debt restructurings, OREO and other repossessed assets. However, loans and troubled debt restructurings accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Our non-performing assets included $28.5 million and $11.1 million of covered loans at June 30, 2013 and December 31, 2012, respectively, and $45.5 million of covered OREO at both June 30, 2013 and December 31, 2012, respectively. In addition to being covered by loss sharing agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.
As of June 30, 2013 and December 31, 2012, 63.1% and 64.2%, respectively, of loans accounted for under ASC 310-30 were covered by the FDIC loss sharing agreements. Loans accounted for under ASC 310-30 were recorded at fair value based on cash flow projections that considered the deteriorated credit quality and expected losses. These loans are accounted for on a pool basis and any non-payment of contractual principal or interest is considered in our periodic re-estimation of the expected future cash flows. To the extent that we decrease our cash flow projections, we record an immediate impairment expense through the provision for loan losses. We recognize any increases to our cash flow projections on a prospective basis through an increase to the pool's yield over its remaining life once any previously recorded impairment expense has been recouped. As a result of this accounting treatment, these pools may be considered to be performing, even though some or all of the individual loans within the pools may be contractually past due.
During the six months ended June 30, 2013, we identified one covered commercial and industrial loan pool accounted for under ASC 310-30 with a balance of $18.7 million at June 30, 2013, for which the cash flows were no longer reasonably estimable. In accordance with the guidance in ASC 310-30, this pool was put on non-accrual status.  As a result, we have ceased recognition of accretable yield to interest income on this loan pool. Income will now be recognized on this pool only after full recovery of the carrying value of the pool. This pool is now considered a non-performing asset and drove the increase in non-performing loans to 2.77% of total assets at June 30, 2013 from 2.23% at December 31, 2012.
All other loans accounted for under ASC 310-30 were classified as performing assets at June 30, 2013 and December 31, 2012, as the carrying values of the respective loan or pool of loans cash flows were considered estimatable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all other acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented (in thousands):

	June 30, 2013			December 31, 2012
	Non-Covered	Covered	Total	Non-Covered	Covered	Total
Non-accrual loans:
Commercial	$792	$19,583	$20,375	$1,466	$3,034	$4,500
Commercial real estate	6,013	344	6,357	10,216	1,453	11,669
Agriculture	158	47	205	207	44	251
Residential real estate	4,238	1,434	5,672	4,894	1,514	6,408
Consumer	256	—	256	291	—	291
Total non-accrual loans	11,457	21,408	32,865	17,074	6,045	23,119
Loans past due 90 days or more and still accruing interest:
Commercial	20	—	20	—	—	—
Commercial real estate	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Residential real estate	—	—	—	22	—	22
Consumer	5	—	5	3	—	3
Total accruing loans 90 days past due	25	—	25	25	—	25
Accruing restructured loans (1)	7,788	7,082	14,870	12,673	5,047	17,720
Total non-performing loans	19,270	28,490	47,760	29,772	11,092	40,864
OREO	33,757	45,542	79,299	49,297	45,511	94,808
Other repossessed assets	696	514	1,210	800	531	1,331
Total non-performing assets	$53,723	$74,546	$128,269	$79,869	$57,134	$137,003
Allowance for loan losses			$11,847			$15,380
Total non-performing loans to total non-covered, total covered, and total loans, respectively	1.52%	6.28%	2.77%	2.43%	1.82%	2.23%
Total non-performing assets to total assets			2.46%			2.53%
Allowance for loan losses to non-performing loans			24.81%			37.64%

(1)	Includes restructured loans less than 90 days past due and still accruing.
OREO of $79.3 million at June 30, 2013 includes $4.0 million of participant interests in OREO in connection with our repossession of collateral on loans for which we were the lead bank and we have a controlling interest. We have recorded a corresponding payable to those participant banks in other liabilities. The $79.3 million of OREO at June 30, 2013 excludes $10.7 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO.

During the six months ended June 30, 2013, $25.4 million of OREO was foreclosed on or otherwise repossessed and $33.7 million of OREO was sold, including $1.4 million of non-covered gains and $2.6 million of covered gains that are subject to reimbursement to the FDIC at the applicable loss-share coverage percentage. OREO write-downs of $7.1 million were recorded during the six months ended June 30, 2013, of which $5.2 million, or 72.9%, were covered by FDIC loss-sharing agreements. OREO balances decreased $15.5 million during the six months ended June 2013 to $79.3 million, 57.4% of which was covered by FDIC loss-sharing agreements, compared to OREO balances of $94.8 million at December 31, 2012, $45.5 million, or 48.0%, of which was covered by the FDIC loss-sharing agreements.

Past Due Loans
Past due status is monitored as an indicator of credit deterioration. Covered and non-covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are generally considered to be performing as is further described above under “Non-Performing Assets.” The one covered loan pool accounted for under ASC 310-30 that was put on non-accrual during the six months ended June 30, 2013 is included in non-accrual loans. The table below shows the past due status of loans accounted for under ASC 310-30 and loans not accounted for under ASC 310-30, based on contractual terms of the loans as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	ASC 310-30 Loans	Non ASC 310-30 Loans	Total Loans	ASC 310-30 Loans	Non ASC 310-30 Loans	Total Loans
Loans 30-89 days past due and still accruing interest	$17,107	$3,314	$20,421	$18,412	$4,581	$22,993
Loans 90 days past due and still accruing interest	93,144	25	93,169	146,761	25	146,786
Non-accrual loans	18,661	14,204	32,865	—	23,119	23,119
Total past due and non-accrual loans	$128,912	$17,543	$146,455	$165,173	$27,725	$192,898
Total covered loans	$103,101	$2,987	$106,088	$130,350	$6,172	$136,522
Total past due and non-accrual loans to total 310-30 loans, total non 310-30 loans and total loans, respectively	20.88%	1.59%	8.50%	20.09%	2.74%	10.53%
% of total past due and non-accrual loans that carry fair value adjustments	100.00%	38.13%	92.59%	100.00%	57.78%	93.93%
% of total past due and non-accrual loans that are covered by FDIC loss sharing agreements	79.98%	17.03%	72.44%	78.92%	22.26%	70.77%

During the six months ended June 30, 2013, total past due and non-accrual loans increased slightly for loans accounted for under ASC 310-30 to 20.88% at June 30, 2013 from 20.09% of total loans accounted for under ASC 310-30 at December 31, 2012. Total past due and non-performing loans not accounted for under ASC 310-30 improved significantly to 1.59% at June 30, 2013 from 2.74% at December 31, 2012 driven by a decline in non-performing loans. Total loans 30 days or more past due and still accruing interest and non-accrual loans represented 8.50% of total loans as of June 30, 2013 compared to 10.53% at December 31, 2012. Loans 30-89 days past due and still accruing interest decreased $2.6 million at June 30, 2013 compared to December 31, 2012. Loans 90 days or more past due and still accruing interest decreased $53.6 million at June 30, 2013 compared to December 31, 2012. The decrease in past due loans is reflective of improved credit quality in the broader loan portfolio and the successful workout strategies employed by our special assets division during the period. Non-accrual loans increased $9.7 million from December 31, 2012 to June 30, 2013 primarily due to the addition of the covered commercial and industrial loan pool accounted for under ASC 310-30, totaling $18.7 million, to non-accrual status during the period. Non-accrual loans not covered under ASC 310-30 decreased $8.9 million during the period primarily due to resolution of certain assets and foreclosures during the period. The non-accrual loans are primarily secured by real estate both in and outside of our market areas.
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
Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically re-estimated and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses and, for loans covered by loss sharing agreements with the FDIC, a related adjustment to the FDIC indemnification asset for the portion of the loss that is covered by the loss sharing agreements. If the re-estimated expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the six months ended June 30, 2013 and 2012, these re-estimations resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, is reflected in increased accretion as well as an increased amount of accretable yield and is recognized over the expected remaining lives of the underlying loans as an adjustment to yield.
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

Impaired loans less than $250,000 are included in the general allowance population. Impaired loans over $250,000 are subject to individual evaluation on a regular basis to determine the need, if any, to allocate a specific reserve to the impaired loan. Typically, these loans consist of commercial, commercial real estate and agriculture loans and exclude homogeneous loans such as residential real estate and consumer loans. Specific allowances are determined by collectively analyzing:

•	the borrower's resources, ability, and willingness to repay in accordance with the terms of the loan agreement;

•	the likelihood of receiving financial support from any guarantors;

•	the adequacy and present value of future cash flows, less disposal costs, of any collateral;

•	the impact current economic conditions may have on the borrower's financial condition and liquidity or the value of the collateral.
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

Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer
Total commercial	Construction	Total agriculture	Senior lien	Total consumer
	Acquisition and development		Junior lien
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
Historical loss data is categorized by segment and class and a loss rate is applied to loan balances. The loss rates are based on loan segment and class and utilize a credit risk rating migration analysis. Due to our relatively short historical loss history, we incorporate not only our own historical loss rates since the beginning of 2012, but we also utilize peer historical loss data based on a 12-quarter historical average net charge-off ratio on each loan type, relying on the Uniform Bank Performance Reports compiled by the Federal Financial Institutions Examinations Council (“FFIEC”). While we use our own loss history and peer loss history for both purchased and originated loans, we assign a higher portion of our own loss history to our purchased loans, because those loans are more seasoned and more of the actual losses in the portfolio have historically been in the purchased portfolio. For originated loans, we assign a higher portion of the peer loss history, as we believe that this is likely more indicative of losses inherent in the portfolio.

The collective resulting ALL for loans not accounted for under ASC 310-30 is calculated as the sum of the specific reserves and the general reserves. While these amounts are calculated by individual loan or segment and class, the entire ALL is available for any loan that, in our judgment, should be charged-off.
During the three and six months ended June 30, 2013, two loan pools accounted for under ASC 310-30 had previous valuation allowances of $193 thousand and $1.3 million, respectively, that were reversed as a result of an increase in expected cash flows. Two loan pools had net impairments as a result of decreases in expected cash flows, resulting in a net provision of $1.0 million and $1.3 million for the three and six months ended June 30, 2013, respectively, for loans accounted for under ASC 310-30. Within the commercial real estate segment $2.8 million of 310-30 loans were charged-off during the six months ended June 30, 2013. This resulted in an ending ALL for 310-30 loans of $2.2 million at June 30, 2013, compared to $4.7 million at December 31, 2012.
During the three and six months ended June 30, 2013, we recorded $0.7 million and $1.8 million of provision for loan losses for loans not accounted for under ASC 310-30, respectively, as we provided for $1.8 million and $2.9 million of net loan charge-offs and credit risks inherent in the non ASC 310-30 balances. During the six months ended June 30, 2013, $1.3 million and $0.9 million of the $2.9 million of net charge-offs were from the commercial and commercial real estate segments, respectively. At June 30, 2013, there were nine loans that carried specific reserves totaling $0.9 million compared to ten impaired loans that carried specific reserves totaling $1.9 million at December 31, 2012.
During the three and six months ended June 30, 2012, we recorded provisions for loan losses of $10.5 million and $13.7 million, respectively, as a result of net decreases in expected cash flow on loans accounted for under ASC 310-30. Additionally, we charged off $8.7 million, net of recoveries, of loans accounted for under ASC Topic 310-30 during the six months ended June 30, 2012, $7.9 million of which was from the commercial real estate segment. This resulted in an ending ALL for 310-30 loans of $7.3 million at June 30, 2012.
During the three and six months ended June 30, 2012, we recorded $1.8 million and $6.3 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30 as we provided for net loan charge-offs and risks inherent in the June 30, 2012 non ASC 310-30 balances. Of the $5.6 million of net charge-offs during the six months ended June 30, 2012, $2.8 million was in the commercial segment and $2.2 million was in the commercial real estate segment.
After considering the abovementioned factors, we believe that the ALL of $11.8 million and $15.4 million was adequate to cover probable losses inherent in the loan portfolio at June 30, 2013 and December 31, 2012, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the three months ended June 30, 2013 and 2012 (in thousands):

	June 30, 2013			June 30, 2012
	ASC 310-30	Non ASC 310-30	Total	ASC 310-30	Non ASC 310-30	Total
Beginning allowance for loan losses	$2,149	$10,740	$12,889	$3,327	$9,081	$12,408
Charge-offs:
Commercial	(407)	(624)	(1,031)	(176)	(127)	(303)
Commercial real estate	16	(684)	(668)	(6,613)	(241)	(6,854)
Agriculture	—	—	—	—	(8)	(8)
Residential real estate	(566)	(549)	(1,115)	(144)	(430)	(574)
Consumer	—	(208)	(208)	(19)	(203)	(222)
Total charge-offs	(957)	(2,065)	(3,022)	(6,952)	(1,009)	(7,961)
Recoveries	—	310	310	428	193	621
Net charge-offs	(957)	(1,755)	(2,712)	(6,524)	(816)	(7,340)
Provision for loan loss	1,003	667	1,670	10,456	1,770	12,226
Ending allowance for loan losses	$2,195	$9,652	$11,847	$7,259	$10,035	$17,294

The following schedule presents, by class stratification, the changes in the ALL during the six months ended June 30, 2013 and 2012 (in thousands):

	June 30, 2013			June 30, 2012
	ASC 310-30	Non ASC 310-30	Total	ASC 310-30	Non ASC 310-30	Total
Beginning allowance for loan losses	$4,652	$10,728	$15,380	$2,188	$9,339	$11,527
Charge-offs:
Commercial	(407)	(1,253)	(1,660)	(215)	(2,759)	(2,974)
Commercial real estate	(2,796)	(943)	(3,739)	(8,143)	(2,413)	(10,556)
Agriculture	—	—	—	—	(8)	(8)
Residential real estate	(566)	(624)	(1,190)	(560)	(464)	(1,024)
Consumer	—	(441)	(441)	(19)	(595)	(614)
Total charge-offs	(3,769)	(3,261)	(7,030)	(8,937)	(6,239)	(15,176)
Recoveries	—	410	410	273	608	881
Net charge-offs	(3,769)	(2,851)	(6,620)	(8,664)	(5,631)	(14,295)
Provision for loan loss	1,312	1,775	3,087	13,735	6,327	20,062
Ending allowance for loan losses	$2,195	$9,652	$11,847	$7,259	$10,035	$17,294
Ratio of net charge-offs during the period (annualized) to average total loans during the period, respectively	1.04%	0.56%	0.76%	1.48%	1.22%	1.36%
Ratio of allowance for loan losses to total loans outstanding at period end, respectively	0.36%	0.87%	0.69%	0.68%	1.09%	0.87%
Ratio of allowance for loan losses to non-covered loans outstanding at period end	0.96%	0.93%	0.93%	1.87%	1.22%	1.42%
Ratio of allowance for loan losses to total non-performing loans at period end, respectively	11.76%	33.17%	24.81%	0.00%	20.13%	34.69%
Ratio of allowance for loan losses to non-performing, non-covered loans at period end, respectively	0.00%	50.09%	61.48%	0.00%	23.85%	41.10%
Total loans	$617,465	$1,105,822	$1,723,287	$1,060,432	$917,571	$1,978,003
Average total loans outstanding during the period	$728,011	$1,030,058	$1,758,069	$1,175,459	$931,369	$2,106,828
Non-covered loans	$227,981	$1,041,501	$1,269,482	$388,848	$821,472	$1,210,320
Total non-performing loans	$18,661	$29,099	$47,760	$—	$49,846	$49,846
Non-performing, covered loans	$18,661	$9,829	$28,490	$—	$7,769	$7,769

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented (in thousands):

	June 30, 2013
	Total Loans	% of total Loans	Related ALL	% of ALL
Commercial	$277,215	16.1%	$2,286	19.3%
Commercial real estate	677,016	39.3%	2,419	20.4%
Agriculture	155,549	9.0%	764	6.4%
Residential real estate	574,133	33.3%	5,907	49.9%
Consumer and overdrafts	39,374	2.3%	471	4.0%
Total	$1,723,287	100.0%	$11,847	100.0%
	December 31, 2012
	Total Loans	% of total Loans	Related ALL	% of ALL
Commercial	$270,588	14.8%	$2,798	18.2%
Commercial real estate	804,999	43.9%	7,396	48.1%
Agriculture	173,407	9.5%	592	3.8%
Residential real estate	533,377	29.1%	4,011	26.1%
Consumer and overdrafts	50,331	2.7%	583	3.8%
Total	$1,832,702	100.0%	$15,380	100.0%
During the six months ended June 30, 2013, the ALL allocated to commercial real estate declined from 48.1% to 20.4% largely due to $2.8 million in charge-offs in our commercial real estate loans accounted for under ASC 310-30, coupled with a $1.2 million provision reversal related to our commercial real estate ASC 310-30 loans as previously recorded impairments were recaptured in connection with an improvement in estimated cash flows. The ALL allocated to the residential real estate segment increased to 49.9% from 26.1% during the six months ended June 30, 2013, which was largely the result of a $2.1 million impairment in the residential real estate loans accounted for under ASC 310-30 and charge offs of $0.6 million related to non ASC 310-30 loans and ASC 310-30 loans, respectively.
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
In the three and six months ended June 30, 2013, we recognized $3.0 million and $7.6 million, respectively, of negative accretion on the FDIC indemnification asset as the performance of our covered assets improved. The negative accretion resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans as well as an increased amount of accretable yield on our covered loans accounted for under ASC 310-30 and is being recognized over the expected lives of the underlying covered loans as an adjustment to yield. The carrying value of the FDIC indemnification asset was further reduced by $21.0 million during the six months ended June 30, 2013 as a result of claims filed with the FDIC. During the six months ended June 30, 2013, we received $67.6 million in loss-share payments from the FDIC. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.
During the three and six months ended June 30, 2012, we recognized $2.6 million and $6.3 million, respectively, of negative accretion related to the FDIC indemnification asset as a result of improved performance of our covered assets. We also reduced the carrying value of the FDIC indemnification asset by $68.5 million as a result of claims filed with the FDIC during the six months ended June 30, 2012. During the six months ended June 30, 2012, we received $33.1 million from the FDIC related to losses incurred during the fourth quarter of 2011.
Within 45 days of the end of each of the loss sharing agreements with the FDIC, we may be required to reimburse the FDIC in the event that the Company's losses on covered assets do not reach the second tranche in each related loss sharing agreement, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At June 30, 2013 and December 31, 2012, this clawback liability was carried at $31.2 million and $31.3 million, respectively, and is included in Due to FDIC in our consolidated statements of financial condition.
Other real estate owned
OREO is comprised of properties acquired through the foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem loans. We have a dedicated, enterprise-level problem asset resolution team that is actively working to resolve problem loans and to obtain and subsequently sell the underlying collateral. OREO includes the interests of several outside participating banks totaling $4.0 million at June 30, 2013, $5.3 million at December 31, 2012, and $17.9 million at June 30, 2012, for which an offsetting liability is recorded in other liabilities. It excludes $10.7 million, $10.6 million and $12.2 million, for the same respective periods, of the Company’s minority interests in OREO which are held by outside banks where the Company was not the lead bank and does not have a controlling interest, for which the Company maintains a receivable in other assets.
Of the $79.3 million of OREO at June 30, 2013, $45.5 million, or 57.4%, was covered by the loss sharing agreements with the FDIC. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset. During the three and six months ended June 30, 2013, we sold $11.9 million and $37.7 million OREO and realized net gains of $2.1 million and $3.9 million, respectively. We sold $23.2 million and $35.9 million OREO and realized net gains of $3.2 million and $4.0 million, respectively, during the three and six months ended June 30, 2012. Changes in OREO during the six months ended June 30, 2013 and 2012 were as follows (in thousands):

	For the six months ended
	June 30,
	2013	2012
Beginning balance	$94,808	$120,636
Transfers from loan portfolio	25,379	56,100
Impairments	(7,148)	(7,213)
Sales	(37,673)	(35,851)
Gain on sale of OREO, net	3,933	4,040
Ending Balance	$79,299	$137,712
Other Assets
Significant components of other assets were as follows as of the periods indicated (in thousands):

	June 30, 2013	December 31, 2012
FDIC indemnification-claimed	$15,644	$59,291
Minority interest in participated other real estate owned	10,697	10,627
Accrued interest on interest bearing bank deposits and investment securities	5,610	5,585
Accrued interest on loans	5,986	7,088
Accrued income taxes receivable and deferred tax asset	37,866	7,274
Other assets	8,969	10,158
Total other assets	$84,772	$100,023

Other assets decreased $15.3 million, or 15.2%, during the six months ended June 30, 2013. The decrease was largely attributable to a $43.6 million decline in FDIC indemnification-claimed, as payments were received on outstanding loss-share claims submitted to the FDIC. Accrued income taxes receivable and the deferred tax assets increased $30.6 million during the six months ended June 30, 2013 as a result of declines in unrealized gains on our available-for-sale securities and due to the current recognition of taxable income from the purchase discount related to loans acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado transactions that had previously been deferred for income tax purposes. These deferred gains are recognized for income tax purposes as the loans are collected and as covered loans are worked out through the FDIC indemnification process.
Other Liabilities
Significant components of other liabilities were as follows as of the dates indicated (in thousands):

	June 30, 2013	December 31, 2012
Participant interest in other real estate owned	$4,173	$5,321
Accrued income taxes payable	9,146	4,972
Accrued interest payable	3,718	4,239
Accrued expenses	10,769	12,263
Warrant liability	5,158	5,461
Other liabilities	1,630	2,285
Total other liabilities	$34,594	$34,541
Other liabilities decreased $0.1 million during the six months ended June 30, 2013. Accrued income taxes payable increased by $4.2 million, primarily due to the current recognition of taxable income from the purchase discount related to loans acquired in our bank acquisitions that had previously been deferred for income tax purposes, as described above.
During the six months ended June 30, 2013, we continued to lower the interest rates paid on our deposits, coupled with the shift from higher-cost time deposits to lower cost transaction accounts. The lower cost mix of deposits resulted in a decrease in accrued interest payable of $0.5 million during the period. Additionally, participant interests in other real estate owned, which represents participant banks' interests in properties that we have repossessed, decreased $1.1 million. These participant interests are also reflected in our other real estate owned balances.
We have outstanding warrants to purchase 830,750 shares of our common stock, which are classified as a liability and included in other liabilities in our consolidated statements of financial condition. The warrants were granted to certain lead stockholders and all warrants have an exercise price of $20.00 per share. The term of the warrants is for ten years and the expiration dates of the warrants range from October 20, 2019 to September 30, 2020. We revalue the warrants at the end of each reporting period using a Black-Scholes model and any change in fair value is reported in the statements of operations as “loss (gain) from change in fair value of warrant liability” in non-interest expense in the period in which the change occurred. The warrant liability decreased $0.3 million during the six months ended June 30, 2013 to $5.2 million. The value of the warrant liability, and the expense that results from an increase to this liability, is correlated to our stock price. Accordingly, an increase in our stock price results in an increase in the warrant liability and the associated expense. More information on the accounting and measurement of the warrant liability can be found in notes 2 and 19 in our audited consolidated financial statements in our 2012 Annual Report on Form 10-K.
Deposits
Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the customer relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
Non-interest bearing demand deposits	$667,786	16.7%	$677,985	16.1%
Interest bearing demand deposits	476,215	11.9%	529,996	12.6%
Savings accounts	193,080	4.8%	187,339	4.5%
Money market accounts	1,053,680	26.4%	1,052,681	25.1%
Total transaction deposits	2,390,761	60.0%	2,448,001	58.3%
Time deposits < $100,000	1,038,380	26.0%	1,121,757	26.7%
Time deposits > $100,000	558,586	14.0%	630,961	15.0%
Total time deposits	1,596,966	40.0%	1,752,718	41.7%
Total deposits	$3,987,727	100.0%	$4,200,719	100.0%
During the six months ended June 30, 2013, our total deposits decreased $213.0 million. Since the acquisition of the four problem banks, we have continued to focus our deposit base on clients who are interested in market rate deposits and developing a banking relationship, rather than the highly rate-sensitive time deposit clients of the predecessor banks. As a result, our time deposits decreased $155.8 million, or 8.9%, during the six months ended June 30, 2013. At June 30, 2013, the mix of transaction deposits to total deposits improved to 60.0% from 58.3% at December 31, 2012. At June 30, 2013 and December 31, 2012, we had $1.2 billion of time deposits that were scheduled to mature within 12 months. Of the $1.2 billion in time deposits scheduled to mature in within 12 months, $0.4 billion of which were in denominations of $100,000 or more, and $0.8 billion of which were in denominations less than $100,000. Note 8 to the unaudited consolidated interim financial statements provides a maturity schedule and weighted average rates of time deposits outstanding at June 30, 2013 and December 31, 2012.
In connection with our FDIC-assisted bank acquisitions, the FDIC provided Bank of Choice, Hillcrest Bank and Community Banks of Colorado depositors with the right to redeem their time deposits at any time during the life of the time deposit, without penalty, unless the depositor accepts new terms. At June 30, 2013 and December 31, 2012, the Company had approximately $111.9 million and $164.3 million, respectively, of time deposits that were subject to the penalty-free withdrawals.
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
Overview of Results of Operations
We recorded net income of $2.9 million and $5.0 million during the three and six months ended June 30, 2013, respectively, compared to $2.7 million and $4.3 million during the three and six months ended June 30, 2012, respectively. Net interest income declined $7.6 million and $15.3 million from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013, respectively, which resulted from the lower loan balances of 310-30 loans as non-strategic loans were successfully moved to resolution, coupled with lower yields earned on the investment portfolio and on the non 310-30 loan portfolio.
Provision for loan loss expense was $1.7 million and $3.1 million during the three and six months ended June 30, 2013, respectively, compared to $12.2 million and $20.1 million during the three and six months ended June 30, 2012, respectively. The decrease in provision was due to lower impairment charges on the ASC 310-30 loan pools coupled with improved credit quality metrics in the non 310-30 portfolio. Non-interest income was $7.3 million and $14.5 million during the three and six months ended June 30, 2013, respectively, compared to $10.0 million and $20.3 million during the same periods in 2012. The declines of $2.7 million and $5.8 million during the three and six months ended June 30, 2013 compared to the same periods in 2012 was largely due to $3.2 million and $4.6 million declines in FDIC-related income, respectively.
Non-interest expense totaled $45.2 million and $93.1 million during the three and six months ended June 30, 2013, respectively, compared to $45.3 million and $98.3 million during the three and six months ended June 30, 2012, respectively. The decline in non-interest expense during the three months June 30, 2013 to the three months ended June 30, 2012 was primarily due to a decrease in professional fees, problem loan expense, and marketing and business development expenses of $2.4 million, $1.8 million, and $0.9 million, respectively, largely offset by increases of $2.4 million, $1.1 million, and $1.1 million in other real estate owned expenses, salaries and employee benefits, and occupancy and equipment, respectively. The decline in non-interest expense of $5.2 million from the six months ended June 30, 2012 to the six months ended June 30, 2013 was primarily due to decreases of $3.7 million, $1.5 million, and $1.2 million in professional fees, other real estate owned expenses, and problem loan expenses, respectively, as we have steadily worked out many of the acquired troubled loans. The aforementioned decreases for the six months ended June 30, 2013 were slightly offset with an increase during the same period of $2.6 million in occupancy and equipment expense, which was largely due to the additional depreciation of the premises and equipment purchased in the Bank of Choice and Community Banks of Colorado acquisitions, and an increase of $1.7 million in salaries as we have built out key areas of our corporate functions.
Net Interest Income
We regularly review net interest income metrics to provide us with indicators of how the various components of net interest income are performing. We regularly review: (i) our loan mix and the yield on loans; (ii) the investment portfolio and the related yields; (iii) our deposit mix and the cost of deposits; and (iv) net interest income simulations for various forecast periods.

The following tables present the components of net interest income for the periods indicated. The tables include: (i) the average daily balances of interest earning assets and interest bearing liabilities; (ii) the average daily balances of non-interest earning assets and non-interest bearing and liabilities; (iii) the total amount of interest income earned on interest earning assets; (iv) the total amount of interest expense incurred on interest bearing liabilities; (v) the resultant average yields and rates; (vi) net interest spread; and (vii) net interest margin, which represents the difference between interest income and interest expense, expressed as a percentage of interest earning assets. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale. Non-accrual and restructured loan balances are included in the average loan balances; however, the forgone interest on non-accrual and restructured loans is not included in the dollar amounts of interest earned. All amounts presented are on a pre-tax basis.

The table below presents the components of net interest income for the three months ended June 30, 2013 and 2012 (in thousands):

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
310-30 loans	$671,546	$18,710	11.14%	$1,108,322	$25,694	9.32%
Non 310-30 loans (1)(2)	1,057,144	15,610	5.92%	927,688	16,900	7.33%
Investment securities available-for-sale	2,110,138	9,252	1.75%	1,759,623	10,124	2.31%
Investment securities held-to-maturity	532,552	4,344	3.26%	738,196	6,330	3.45%
Other securities	32,110	388	4.83%	31,943	384	4.84%
Interest earning deposits and securities purchased under agreements to resell	308,280	174	0.23%	650,759	413	0.26%
Total interest earning assets	$4,711,770	$48,478	4.13%	$5,216,531	$59,845	4.61%
Cash and due from banks	59,726			70,805
Other assets	439,328			623,648
Allowance for loan losses	(12,855)			(11,375)
Total assets	$5,197,969			$5,899,609
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,727,760	$1,061	0.25%	$1,705,916	$1,364	0.32%
Time deposits	1,628,332	3,110	0.77%	2,298,782	6,536	1.14%
Securities sold under agreements to repurchase	60,924	20	0.13%	62,124	32	0.21%
Total interest bearing liabilities	$3,417,016	$4,191	0.49%	$4,066,822	$7,932	0.78%
Demand deposits	649,323			622,936
Other liabilities	54,480			115,032
Total liabilities	4,120,819			4,804,790
Stockholders’ equity	1,077,150			1,094,819
Total liabilities and stockholders’ equity	$5,197,969			$5,899,609
Net interest income		$44,287			$51,913
Interest rate spread			3.64%			3.83%
Net interest earning assets	$1,294,754			$1,149,709
Net interest margin			3.77%			4.00%
Ratio of average interest earning assets to average interest bearing liabilities	137.89%			128.27%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2) Non 310-30 loans include loans held-for-sale. Average balances during the three months ended June 30, 2013 and 2012 were $8.4 million and $5.7 million, and interest income was $118 thousand and $79 thousand for the same periods respectively.
Net interest income totaled $44.3 million for the three months ended June 30, 2013 and declined $7.6 million from $51.9 million during the same period in 2012. The net interest margin narrowed 23 basis points from the same period a year ago to 3.77% and the interest rate spread narrowed 19 basis points to 3.64%. The year-over-year narrowing of the net interest margin was primarily driven by a 9.7% decrease in average interest earning assets which was largely attributable to a $436.8 million decrease in average balances on loans accounted for under ASC 310-30 as we continued to actively exit the non-strategic loan portfolio.
Average loans comprised $1.7 billion, or 36.7% of total average interest earning assets during the three months ended June 30, 2013, compared to $2.0 billion, or 39.0%, of total average interest earning assets during the three months ended June 30, 2012. Loan balances at the beginning of 2012 were reflective of our failed bank acquisitions in the latter-half of 2011 and the decline in average balances is reflective of our exit strategy with respect to the non-strategic loans. The yield on the ASC 310-30 loan portfolio was 11.14% during the three months ended June 30, 2013, compared to 9.32% during the same period the prior year. This 1.82% increase was attributable to the effects of the favorable life-to-date transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loans.

Average investment securities comprised 56.1% of total interest earning assets during the three months ended June 30, 2013 compared to 47.9% during the three months ended June 30, 2012, as we have steadily reinvested excess cash into our investment securities portfolio. The continued low interest rate environment and lower re-investment yields have resulted in a 58 basis point decline in yields earned on the total investment portfolio during the three months ended June 30, 2013 compared to the same period of the prior year.
Average balances of interest earning liabilities declined $649.8 million from the three months ended June 30, 2012 to the three months ended June 30, 2013, driven by a $670.5 million decline in average time deposits. Since the acquisition of our four problem banks, we have continued to focus our deposit base on clients who are interested in market rate deposits and developing a banking relationship, rather than the highly rate-sensitive time deposit clients of the predecessor banks. The net interest margin benefited from a 0.29% decrease in the cost of interest bearing liabilities as we continued our strategy of transitioning high-priced time deposits to lower-cost transaction accounts. During the three months ended June 30, 2013, total interest expense related to interest bearing liabilities was $4.2 million compared to $7.9 million during the three months ended June 30, 2012, or an average cost of 0.49% and 0.78% during the respective periods. The largest component of interest expense in each period was related to time deposits, which carried an average rate of 0.77% and 1.14% during the three months ended June 30, 2013 and 2012, respectively.
The table below presents the components of net interest income for the six months ended June 30, 2013 and 2012 (in thousands):

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
310-30 loans	$728,011	$40,012	10.99%	$1,175,459	$52,243	8.94%
Non 310-30 loans (1)(2)	1,036,318	30,443	5.92%	936,973	36,942	7.93%
Investment securities available-for-sale	1,978,492	17,723	1.79%	1,860,497	25,019	2.70%
Investment securities held-to-maturity	542,636	9,121	3.36%	380,743	6,541	3.45%
Other securities	32,550	782	4.80%	30,527	765	5.04%
Interest earning deposits and securities purchased under agreements to resell	419,494	495	0.24%	956,942	1,225	0.26%
Total interest earning assets	$4,737,501	$98,576	4.20%	$5,341,141	$122,735	4.62%
Cash and due from banks	61,163			72,149
Other assets	460,135			637,537
Allowance for loan losses	(13,572)			(8,853)
Total assets	$5,245,227			$6,041,974
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,733,055	$2,155	0.25%	$1,687,876	$2,968	0.35%
Time deposits	1,663,372	6,527	0.79%	2,439,417	14,535	1.20%
Securities sold under agreements to repurchase	53,893	38	0.14%	55,763	61	0.22%
Total interest bearing liabilities	$3,450,320	$8,720	0.51%	$4,183,056	$17,564	0.84%
Demand deposits	647,623			634,482
Other liabilities	64,969			130,723
Total liabilities	4,162,912			4,948,261
Stockholders’ equity	1,082,315			1,093,713
Total liabilities and stockholders’ equity	$5,245,227			$6,041,974
Net interest income		$89,856			$105,171
Interest rate spread			3.69%			3.78%
Net interest earning assets	$1,287,181			$1,158,085
Net interest margin			3.82%			3.96%
Ratio of average interest earning assets to average interest bearing liabilities	137.31%			127.69%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2) Non 310-30 loans include loans held-for-sale. Average balances during the six months ended June 30, 2013 and 2012 were $6.3 million and $5.6 million, and interest income was $161 thousand and $154 thousand for the same periods respectively.
Net interest income totaled $89.9 million and $105.2 million for the six months ended June 30, 2013 and 2012, respectively. The net interest margin narrowed 14 basis points from the same period a year ago from 3.96% to 3.82% and the interest rate spread narrowed 9 basis points to 3.69%. The year-over-year narrowing of the net interest margin was primarily driven by an 11.3% decrease in average interest earning assets which was largely attributable to a $447.4 million decrease in average balances of loans accounted for under ASC 310-30 as we continued to actively exit the non-strategic loan portfolio, coupled with lower yields earned on the investment portfolio and on the non 310-30 loan portfolio.
Average loans comprised $1.8 billion, or 37.2% of total average interest earning assets during the six months ended June 30, 2013, compared to $2.1 billion, or 39.6%, during the six months ended June 30, 2012. Loan balances during the six months ended June 30, 2012 were reflective of our failed bank acquisitions in the latter-half of 2011 and the decline in average balances is reflective of our exit strategy of the non-strategic loans. The yield on the ASC 310-30 loan portfolio was 10.99% during the six months ended June 30, 2013, compared to 8.94% during the same period the prior year. This 2.05% increase was attributable to the effects of the favorable life-to-date transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loans.
Average investment securities comprised 53.2% of total interest earning assets during the six months ended June 30, 2013 compared to 42.0% during the six months ended June 30, 2012, as we have steadily reinvested excess cash into our investment securities portfolio. The continued low interest rate environment and lower re-investment yields have resulted in a 69 basis point decline in yields earned on the total investment portfolio during the six months ended June 30, 2013 compared to the same period of the prior year.
Average balances of interest bearing liabilities declined $732.7 million from the six months ended June 30, 2012 compared to the six months ended June 30, 2013, driven by a $776.0 million decrease in average time deposits and partially offset by a $58.3 million increase in transaction deposits. During the six months ended June 30, 2013, total interest expense related to interest bearing liabilities was $8.7 million compared to $17.6 million during the six months ended June 30, 2012. The average cost of interest bearing liabilities has decreased 33 basis points from 0.84% during the six months ended June 30, 2012 to 0.51% during the six months ended June 30, 2013. The decline was largely due to a 31 basis point decrease in the average cost of deposits at June 30, 2012 of 0.74% to 0.43% at June 30, 2013, as we continued our strategy of transitioning high-priced time deposits to lower-cost transaction accounts. The largest component of interest expense in each period was related to time deposits, which carried an average rate of 0.79% and 1.20% during the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes the changes in net interest income by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 (in thousands):

	Three months ended June 30, 2013 Compared To Three months ended June 30, 2012			Six months ended June 30, 2013 Compared to Six months ended June 30, 2012
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate (3)	Net	Volume	Rate (3)	Net
Interest income:
310-30 loans	$(12,169)	$5,185	$(6,984)	$(24,592)	$12,361	$(12,231)
Non 310-30 loans (1)(2)	1,912	(3,202)	(1,290)	2,918	(9,417)	(6,499)
Investment securities available-for-sale	1,537	(2,409)	(872)	1,057	(8,353)	(7,296)
Investment securities held-to-maturity	(1,677)	(309)	(1,986)	2,721	(141)	2,580
Other securities	2	2	4	49	(32)	17
Interest earning deposits and securities purchased under agreements to resell	(193)	(46)	(239)	(634)	(96)	(730)
Total interest income	$(10,588)	$(779)	$(11,367)	$(18,481)	$(5,678)	$(24,159)
Interest expense:
Interest bearing demand, savings and money market deposits	$13	$(316)	$(303)	$56	$(869)	$(813)
Time deposits	(1,281)	(2,145)	(3,426)	(3,045)	(4,963)	(8,008)
Securities sold under agreements to repurchase	—	(12)	(12)	(1)	(22)	(23)
Total interest expense	(1,268)	(2,473)	(3,741)	(2,990)	(5,854)	(8,844)
Net change in net interest income	$(9,320)	$1,694	$(7,626)	$(15,491)	$176	$(15,315)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)	Non 310-30 loans include loans held-for-sale.

(3)	Includes changes for difference in number of days due to the leap year in 2012.

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

	For the three months ended:
	June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing demand	$649,323	0.00%	$645,904	0.00%	$662,763	0.00%	$636,277	0.00%	$622,936	0.00%
Interest bearing demand	478,922	0.15%	486,015	0.17%	484,178	0.18%	500,240	0.22%	523,202	0.24%
Money market accounts	1,052,590	0.32%	1,057,847	0.32%	1,033,350	0.34%	1,014,793	0.39%	995,668	0.40%
Savings accounts	196,248	0.11%	194,548	0.13%	176,209	0.13%	181,939	0.14%	187,046	0.16%
Time deposits	1,628,332	0.77%	1,698,801	0.82%	1,832,790	0.85%	2,063,622	1.00%	2,298,782	1.14%
Total average deposits	$4,005,415	0.42%	$4,083,115	0.45%	$4,189,290	0.48%	$4,396,871	0.59%	$4,627,634	0.69%
Provision for Loan Losses
The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.
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

	For the three months		For the six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Provision for impairment on loans accounted for under ASC 310-30	$1,003	$10,456	$1,312	$13,735
Provision for loan losses	667	1,770	1,775	6,327
Total provision for loan losses	$1,670	$12,226	$3,087	$20,062
Through the re-measurement process, we recorded $1.0 million and $10.5 million of provision for loans accounted for under ASC 310-30 during the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, we recorded $1.3 million and $13.7 million, respectively, of provision for loans accounted for under ASC 310-30. The net provisions on the loans accounted for under ASC 310-30 reflect $0.2 million and $1.3 million of provision recoupments as a result of increased cash flows across several pools for the three and six months ended June 30, 2013, respectively. These provision reversals, when coupled with decreased expected future cash flows primarily driven by our commercial and residential real estate pools, resulted in the net provision for the three and six months ended June 30, 2013, respectively. The decreases in expected future cash flows are reflected immediately in our financial statements. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods.
Non-Interest Income
The table below details the components of non-interest income during the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
FDIC indemnification asset accretion	$(2,966)	$(2,646)	$(7,635)	$(6,333)
FDIC loss sharing income	1,193	4,076	4,469	7,775
Service charges	3,923	4,328	7,610	8,704
Bank card fees	2,558	2,383	5,027	4,684
Gain on sale of mortgages, net	474	294	780	603
Gain on sale of securities, net	—	—	—	674
Gain on previously charged-off acquired loans	451	257	894	1,790
Other non-interest income	1,691	1,357	3,330	2,422
Total non-interest income	$7,324	$10,049	$14,475	$20,319
Non-interest income for the three and six months ended June 30, 2013 totaled $7.3 million and $14.5 million, respectively, compared to $10.0 million and $20.3 million during the three and six months ended June 30, 2012. We recognized negative accretion of $3.0 million and $7.6 million during the three and six months ended June 30, 2013, respectively, related to the FDIC indemnification asset. The negative accretion resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the remaining expected lives of the underlying covered loans as an adjustment to yield.
FDIC loss sharing income represents the income recognized in connection with the actual reimbursement of costs/recoveries of resolution of covered assets from the FDIC. The primary drivers of the FDIC loss sharing income are the FDIC reimbursements of the costs of resolving covered assets.

Aside from the negative accretion recognized on the FDIC indemnification asset, FDIC loss sharing income activity during the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Clawback liability amortization	$(310)	$(357)	$(623)	$(711)
Clawback liability remeasurement	76	1,077	649	1,067
Reimbursement (to) from FDIC for (gain) loss on sale of and income from covered OREO	(1,241)	(163)	(2,101)	434
Reimbursement to FDIC for recoveries	(7)	—	(22)	(1)
FDIC reimbursement of costs of resolution of covered assets	2,675	3,519	6,566	6,986
Total	$1,193	$4,076	$4,469	$7,775
Other FDIC loss sharing income in our statement of operations was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $2.7 million and $6.6 million, during the three and six months ended June 30, 2013, respectively, offset with reimbursements to the FDIC for gains on sales of and income from covered OREO of $1.2 million and $2.1 million, respectively. The activity in the FDIC loss sharing income line fluctuates based on specific loan and OREO workout circumstances and may not be consistent from period to period.
Service charges represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts. Service charges decreased $0.4 million and $1.1 million, or 9.4% and 12.6%, during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively. The decrease was largely due to declines in NSF charges.
Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. These transactional charges have increased $0.2 million and $0.3 million, or 7.3% and 7.3% during the three and six months ended June 30, 2013 compared to the same periods in 2012. Bank card fees totaled $2.6 million and $5.0 million during the three and six months ended June 30, 2013, and $2.4 million and $4.7 million during the three and six months ended June 30, 2012, respectively.
Gain on previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor bank prior to takeover by the FDIC. During the three and six months ended June 30, 2013, these gains were $0.5 million and $0.9 million, respectively, compared to $0.3 million and $1.8 million during the same periods in the prior year.

Non-Interest Expense
Our operating strategy is to capture the efficiencies available by consolidating the operations of our acquisitions and several of our key operating objectives affect our non-interest expense. We completed the conversion of the Community Banks of Colorado and Bank of Choice acquisitions to our new data processing platform in May 2012 and July 2012, respectively. The table below details non-interest expense for the periods presented (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Salaries and employee benefits	$23,768	$22,631	$46,724	$45,044
Occupancy and equipment	5,870	4,738	11,835	9,275
Professional fees	858	3,272	2,254	5,943
Telecommunications and data processing	3,286	3,488	6,755	7,219
Marketing and business development	732	1,612	2,111	2,530
Supplies and printing	498	828	854	1,207
Other real estate owned expenses	2,497	63	7,216	8,684
Problem loan expenses	896	2,726	3,227	4,437
Intangible asset amortization	1,337	1,331	2,673	2,667
FDIC deposit insurance	1,006	1,161	2,053	2,512
ATM/debit card expenses	1,107	1,223	2,112	1,998
Initial public offering related expenses	—	87	—	408
Acquisition related costs	—	15	—	870
Loss (gain) from change in fair value of warrant liability	324	(589)	(303)	137
Other non-interest expense	3,051	2,715	5,603	5,343
Total non-interest expense	$45,230	$45,301	$93,114	$98,274
The largest component of non-interest operating expense is salaries and employee benefits. Salaries and employee benefits totaled $23.8 million and $46.7 million for the three and six months ended June 30, 2013, respectively, compared to $22.6 million and $45.0 million for the three and six months ended June 30, 2012, respectively. The increase reflects staffing changes as part of the further build out of sales teams and corporate and operating functions, coupled with annual salary adjustments, offset by a $0.9 million and $1.6 million decrease in stock-based compensation during the three and six months ended June 30, 2013 compared to the same periods in 2012.
Occupancy and equipment expense totaled $5.9 million and $11.8 million for the three and six months ended June 30, 2013, respectively, an increase of $1.1 million and $2.6 million over the three and six months ended June 30, 2012, respectively. The increase was driven by an increase in depreciation expense as a result of the purchase and subsequent depreciation of the premises and equipment purchased from the FDIC in the first half of 2012 related to our Bank of Choice and Community Banks of Colorado acquisitions.
Professional fees totaled $0.9 million and $2.3 million during the three and six month ended June 30, 2013 and decreased $2.4 million and $3.7 million from the three and six months ended June 30, 2012, respectively. Professional fees were elevated during the three and six months ended June 30, 2012 primarily due to professional fees incurred in conjunction with our acquisitions of Bank of Choice in the third quarter of 2011 and Community Banks of Colorado during the fourth quarter of 2011. Additionally, we have outsourced fewer professional functions as we have built out our internal management functions.

Marketing and business development expense totaled $0.7 million and $2.1 million for the three and six months ended June 30, 2013, respectively, compared to $1.6 million and $2.5 million during the three and six months ended June 30, 2012, respectively. These decreases were primarily due to decreases in consulting and advertising expenses, which were elevated during the three and six months ended June 30, 2012 after the acquisitions of Bank of Choice during the third quarter of 2011 and Community Banks of Colorado during the fourth quarter of 2011.
Significant components of our non-interest expense are our problem loan expenses and OREO related expenses. We incur these expenses in connection with the resolution process of our acquired troubled loan portfolios. During the three and six months ended June 30, 2013, we incurred $2.5 million and $7.2 million, respectively, of OREO related expenses and $0.9 million and $3.2 million, respectively, of problem loan expenses. Of the $3.4 million and $10.4 million in collective OREO and problem loan expenses incurred during the three and six months ended June 30, 2013, $2.0 million and $6.7 million, respectively, were covered by loss sharing agreements with the FDIC. The losses on covered assets that are reimbursable from the FDIC are based on the book value of the related covered assets as determined by the FDIC at the date of acquisition, and the FDIC's book value does not necessarily correlate with our book value of the same assets. This difference is primarily because we recorded the OREO at fair value at the date of acquisition in accordance with applicable accounting guidance. Any losses recorded after the acquisition date are recorded at the full-loss value in other non-interest expense, and any related reimbursement from the FDIC is recorded in non-interest income as FDIC loss sharing income.
Income taxes
Income tax expense totaled $1.8 million for the three months ended June 30, 2013, as compared with $1.7 million for the three months ended June 30, 2012. These amounts equate to effective tax expense rates of 38.5% and 39.1% for the respective periods. Income tax expense for the six months ended June 30, 2013 and 2012 totaled $3.2 million and $2.8 million, respectively, equating to effective tax expense rates of 38.7% and 39.3%.
The decrease in the effective tax rate for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, was primarily attributable to changes in our state tax liabilities as our state tax presence continues to evolve. Additional information regarding income taxes can be found in note 22 of our audited consolidated financial statements in our 2012 Annual Report on Form 10-K.
Liquidity and Capital Resources
Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. Liquidity is represented by our cash and cash equivalents, securities purchased under agreements to resell and pledgeable investment securities, and is detailed in the table below as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Cash and due from banks	$62,095	$90,505
Due from Federal Reserve Bank of Kansas City	190,072	579,267
Interest bearing bank deposits	50,589	99,408
Securities purchased under agreements to resell	100,000	—
Pledgeable investment securities, at fair value	2,319,001	2,084,046
Total	$2,721,757	$2,853,226
Total on-balance sheet liquidity decreased $131.5 million from December 31, 2012 to June 30, 2013. The decrease was largely due to a decrease in balances at the Federal Reserve Bank, offset by purchases of mortgage-backed securities.
Aside from the deployment of our capital and cash received from acquisitions, our primary sources of funds are deposits from clients, prepayments and maturities of loans and investment securities, the sale of investment securities, reimbursement of covered asset losses from the FDIC and the funds provided from operations. During the six months ended June 30, 2013, we entered into a master repurchase agreement with a large financial institution and we anticipate that, through this agreement, we would have access to a significant amount of liquidity. Additionally, we anticipate having access to other third party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12 month period.
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
Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and sales and purchases of investment securities. At June 30, 2013, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $2.6 billion at June 30, 2013, inclusive of pre-tax net unrealized losses of $8.2 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $5.8 million of unrealized losses at June 30, 2013. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements for the six months ended June 30, 2013. As of June 30,

2013, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises, and prime auto asset-backed securities. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.
At present, financing activities are limited to changes in repurchase agreements, time deposits, and the clawback liability. Maturing time deposits, and holders of $111.9 million of time deposits assumed in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions that have not yet accepted new terms, represent a potential use of funds, as these depositors have the option to move the funds without penalty. As of June 30, 2013, $1.2 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.
As the Company matures, we expect that our liquidity at the holding company will subsequently decrease as we continue to deploy available capital and until such time that our subsidiary bank is permitted to pay, and does pay, dividends up to the holding company.
NBH Bank is prohibited from paying dividends to the holding company until at least the fourth quarter of 2013. As a result, the holding company's current sources of funds are limited to cash and cash equivalents on hand, which totaled $75.8 million at June 30, 2013. The holding company may seek to borrow funds and raise capital in the future, the success and terms of which will be subject to market conditions and other factors.
Our stockholders' equity is impacted by the retention of earnings, changes in unrealized gains on securities, net of tax, share repurchases and the payment of dividends. We have agreed to maintain capital levels of at least 10% tier 1 leverage ratio, 11% tier 1 risk-based capital ratio and 12% total risk-based capital ratio at NBH Bank until at least the fourth quarter of 2013. At June 30, 2013 and December 31, 2012, NBH Bank and the consolidated holding company exceeded all capital requirements to which they were subject.
During the six months ended June 30, 2013, we repurchased 950,474 shares of our common stock under the $25 million share repurchase previously authorized by our board of directors. To date, we have repurchased 950,714 shares under this authorization at a weighted average price of $18.21 per share, and all shares have been retired. On August 8, 2013, our board of directors declared a quarterly dividend of $0.05 per share, payable on September 13, 2013 to shareholders of record on August 30, 2013.
Asset/Liability Management and Interest Rate Risk
The principal objective of the Company's asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing earnings and preserving adequate levels of liquidity and capital. The asset and liability management function is under the guidance of the Asset Liability Committee from direction of the board of directors. The Asset Liability Committee meets monthly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, local and national market conditions and rates. The Asset Liability Committee also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.
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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at June 30, 2013. During the six months ended June 30, 2013, we decreased our asset sensitivity as a result of the declines in cash balances relative to the size of the balance sheet. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2013 and December 31, 2012:

Hypothetical
Shift in Interest	% Change in Projected Net Interest Income
Rates (in bps)	June 30, 2013	December 31, 2012
200	6.61%	12.84%
100	4.11%	7.43%
-50	-1.63%	-2.88%
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
As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have been steadily increasing and totaled 60.0% of total deposits at June 30, 2013 compared to 58.3% at December 31, 2012. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low interest bearing non-maturing deposit accounts and accordingly, we have no current plans to use brokered deposits in the near future.
Off-Balance Sheet Activities
In the normal course of business, we are a party to various contractual obligations, commitments and other commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of June 30, 2013 and December 31, 2012, the Company had loan commitments totaling $260.7 million and $305.9 million, respectively, and standby letters of credit that totaled $8.5 million and $10.7 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.
During the most recently completed fiscal quarter, there was no change made in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our purchases of our $0.01 par value Class A common stock, our only class of stock registered pursuant to Section 12 of the Exchange Act, during the first six months of 2013:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2013	—	$—	—	$24,995,685
February 1 - February 28, 2013	12,763	17.97	12,763	24,766,281
March 1 - March 31, 2013	—	—	—	24,766,281
April 1 - April 30, 2013	—	—	—	24,766,281
May 1 - May 31, 2013	418,411	18.19	418,411	17,153,958
June 1 - June 30, 2013	519,300	18.23	519,300	7,685,817
Total	950,474	$18.21	950,474	$7,685,817

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

10.1
Form of NBH Holdings Corp. 2009 Equity Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors) (incorporated herein by reference to Exhibit 3.2 to our Form 10-Q, filed May 14, 2013)

10.2	Form of NBH Holdings Corp. 2009 Equity Incentive Plan Restricted Stock Award Agreement (For Management) (incorporated herein by reference to Exhibit 3.2 to our Form 10-Q, filed May 14, 2013)

10.3	Form of NBH Holdings Corp. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement (For Management) (incorporated herein by reference to Exhibit 3.2 to our Form 10-Q, filed May 14, 2013)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: August 13, 2013