Form 10-Q
period 2013-09-30
National Bank Holdings Corp
filed 2013-11-12
CIK 1475841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of November 7, 2013, NBHC had outstanding 42,325,987 shares of Class A voting common stock and 3,127,774 shares of Class B non-voting common stock, each with $0.01 par value per share.

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

•	technological changes;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by our clients;

•	changes in our management personnel and our continued ability to hire and retain qualified personnel;

•	ability to implement and/or improve operational management and other internal risk controls and processes and our reporting system and procedures;

•	regulatory limitations on dividends from our bank subsidiary;

•	changes in estimates of future loan reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	political instability, acts of war or terrorism and natural disasters;

•	impact of reputational risk on such matters as business generation and retention; and

•	our success at managing the risks involved in the foregoing items.

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

PART I: FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS
NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$69,185	$90,505
Due from Federal Reserve Bank of Kansas City	254,456	579,267
Interest bearing bank deposits	25,603	99,408
Cash and cash equivalents	349,244	769,180
Securities purchased under agreements to resell	75,000	—
Investment securities available-for-sale (at fair value)	1,889,962	1,718,028
Investment securities held-to-maturity (fair value of $664,578 and $584,551 at September 30, 2013 and December 31, 2012, respectively)	664,717	577,486
Non-marketable securities	31,725	32,996
Loans (including covered loans of $366,346 and $608,222 at September 30, 2013 and December 31, 2012, respectively)	1,742,813	1,832,702
Allowance for loan losses	(11,419)	(15,380)
Loans, net	1,731,394	1,817,322
Loans held for sale	5,265	5,368
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, net	58,086	86,923
Other real estate owned	70,753	94,808
Premises and equipment, net	117,285	121,436
Goodwill	59,630	59,630
Intangible assets, net	23,566	27,575
Other assets	85,342	100,023
Total assets	$5,161,969	$5,410,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$689,405	$677,985
Interest bearing demand deposits	430,123	529,996
Savings and money market	1,297,585	1,240,020
Time deposits	1,534,390	1,752,718
Total deposits	3,951,503	4,200,719
Securities sold under agreements to repurchase	116,471	53,685
Due to FDIC	31,964	31,271
Other liabilities	30,781	34,541
Total liabilities	4,130,719	4,320,216
Stockholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 52,300,198 and 53,279,579 shares issued; 51,213,044 and 52,327,672 shares outstanding at September 30, 2013 and December 31, 2012, respectively	512	523
Additional paid in capital	989,614	1,006,194
Retained earnings	41,266	43,273
Treasury stock of 240 shares at December 31, 2012, at cost	—	(4)
Accumulated other comprehensive income (loss), net of tax	(142)	40,573
Total stockholders’ equity	1,031,250	1,090,559
Total liabilities and stockholders’ equity	$5,161,969	$5,410,775
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and dividend income:
Interest and fees on loans	$35,328	$40,105	$105,783	$129,290
Interest and dividends on investment securities	13,539	15,190	40,383	46,750
Dividends on non-marketable securities	388	377	1,170	1,142
Interest on interest-bearing bank deposits	267	370	762	1,595
Total interest and dividend income	49,522	56,042	148,098	178,777
Interest expense:
Interest on deposits	3,965	6,519	12,647	24,022
Interest on borrowings	42	27	80	88
Total interest expense	4,007	6,546	12,727	24,110
Net interest income before provision for loan losses	45,515	49,496	135,371	154,667
Provision for loan losses	437	5,263	3,524	25,325
Net interest income after provision for loan losses	45,078	44,233	131,847	129,342
Non-interest income:
FDIC indemnification asset negative accretion	(4,208)	(2,832)	(11,843)	(9,165)
FDIC loss sharing income	(1,191)	1,503	3,278	9,278
Service charges	4,334	4,466	11,944	13,170
Bank card fees	2,482	2,484	7,509	7,168
Gain on sales of mortgages, net	345	283	1,125	886
Gain on sale of securities, net	—	—	—	674
Gain on previously charged-off acquired loans	224	837	1,118	2,627
Other non-interest income	1,352	1,322	4,682	3,744
Total non-interest income	3,338	8,063	17,813	28,382
Non-interest expense:
Salaries and employee benefits	22,639	27,182	69,363	72,226
Occupancy and equipment	6,556	5,570	18,391	14,845
Professional fees	791	2,669	3,045	8,612
Telecommunications and data processing	3,050	4,475	9,805	11,694
Marketing and business development	1,408	1,760	3,519	4,290
Supplies and printing	326	1,288	1,180	2,495
Other real estate owned expenses	459	3,468	7,675	12,152
Problem loan expenses	1,134	2,267	4,361	6,704
Intangible asset amortization	1,336	1,353	4,009	4,020
FDIC deposit insurance	1,021	1,152	3,074	3,664
ATM/debit card expenses	1,179	1,102	3,291	3,100
Banking center closure related expenses	3,389	—	3,389	—
Initial public offering related expenses	—	7,566	—	7,974
Acquisition related costs	—	—	—	870
Loss (gain) from the change in fair value of warrant liability	441	(1,154)	138	(1,017)
Other non-interest expense	2,884	1,259	8,487	6,602
Total non-interest expense	46,613	59,957	139,727	158,231
Income (loss) before income taxes	1,803	(7,661)	9,933	(507)
Income tax expense	856	230	4,006	3,039
Net income (loss)	$947	$(7,891)	$5,927	$(3,546)
Income (loss) per share—basic	$0.02	$(0.15)	$0.11	$(0.07)
Income (loss) per share—diluted	$0.02	$(0.15)	$0.11	$(0.07)
Weighted average number of common shares outstanding:
Basic	51,454,200	52,191,239	51,940,245	52,186,465
Diluted	51,501,980	52,191,239	51,973,161	52,186,465
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$947	$(7,891)	$5,927	$(3,546)
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax benefit (expense) of $5,141 and ($1,498) for the three months ended September 30, 2013 and 2012, respectively; and net of tax benefit (expense) of $22,852 and ($2,624) for the nine months ended September 30, 2013 and 2012, respectively	(8,214)	2,357	(36,015)	4,074
Reclassification adjustment for net securities gains included in net income, net of tax expense of $263 for the nine months ended September 30, 2012	—	—	—	(411)
Reclassification adjustment for net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity, net of tax expense of $15,159 for the nine months ended September 30, 2012	—	—	—	(23,711)
	$(8,214)	$2,357	$(36,015)	$(20,048)
Net unrealized holding gains on securities transferred between available-for-sale to held-to-maturity:
Net unrealized holding gains on securities transferred, net of tax expense of $15,159 for the nine months ended September 30, 2012	—	—	—	23,711
Less: amortization of net unrealized holding gains to income, net of tax benefit of $738 and $1,302 for the three months ended September 30, 2013 and 2012, respectively; and net of tax benefit of $2,943 and $2,215 for the nine months ended September 30, 2013 and 2012, respectively	(1,178)	(2,036)	(4,700)	(3,933)
	(1,178)	(2,036)	(4,700)	19,778
Other comprehensive income (loss)	(9,392)	321	(40,715)	(270)
Comprehensive loss	$(8,445)	$(7,570)	$(34,788)	$(3,816)
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Nine Months Ended September 30, 2013 and 2012
(In thousands, except share and per share data)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income, net	Total
Balance, December 31, 2011	$522	$994,705	$46,480	$—	$47,022	$1,088,729
Net income	—	—	(3,546)	—	—	(3,546)
Stock-based compensation	—	10,922	—	—	—	10,922
Other comprehensive loss	—	—	—	—	(270)	(270)
Balance, September 30, 2012	522	1,005,627	42,934	—	46,752	1,095,835
Balance, December 31, 2012	523	1,006,194	43,273	(4)	40,573	1,090,559
Net income	—	—	5,927	—	—	5,927
Stock-based compensation	—	4,003	—	—	—	4,003
(Repurchase) /retirement of shares	(11)	(20,583)	—	4	—	(20,590)
Dividends paid ($0.15 per share)	—	—	(7,934)	—	—	(7,934)
Other comprehensive loss	—	—	—	—	(40,715)	(40,715)
Balance, September 30, 2013	$512	$989,614	$41,266	$—	$(142)	$1,031,250
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$5,927	$(3,546)
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	3,524	25,325
Depreciation and amortization	11,698	8,946
Gain on sale of securities, net	—	(674)
Current income tax receivable	(11,249)	(15,765)
Deferred income tax receivable	(10,848)	(10,421)
Discount accretion, net of premium amortization	6,692	13,110
Loan accretion	(66,906)	(93,497)
Net gain on sale of mortgage loans	(1,125)	(886)
Origination of loans held for sale	(47,754)	(42,678)
Proceeds from sales of loans held for sale	47,832	39,844
Amortization of indemnification asset	11,843	9,165
Gain on the sale of other real estate owned, net	(7,384)	(6,792)
Impairment on other real estate owned	9,142	8,638
Impairment on fixed assets related to banking center closures	2,531	—
Stock-based compensation	4,003	10,922
Increase (decrease) in due to FDIC, net	693	(35,470)
Decrease (increase) in other assets	1,739	(378)
Increase (decrease) in other liabilities	1,338	(15,805)
Net cash used in operating activities	(38,304)	(109,962)
Cash flows from investing activities:
Purchase of FHLB of Des Moines stock	—	(4,018)
Sale of FHLB stock	1,271	89
Sales of investment securities available-for-sale	—	20,794
Maturities of investment securities held-to-maturity	149,991	113,590
Maturities of investment securities available-for-sale	456,122	352,137
Purchase of investment securities held-to-maturity	(244,502)	(2,234)
Purchase of investment securities available-for-sale	(693,977)	(1,003,593)
Increase in securities purchased under agreements to resell	(75,000)	—
Net decrease in loans	118,052	363,479
Purchase of premises and equipment	(6,069)	(35,994)
Proceeds from sales of other real estate owned	54,705	57,186
Decrease in FDIC indemnification asset	72,634	67,822
Net cash used in investing activities	(166,773)	(70,742)
Cash flows from financing activities:
Net decrease in deposits	(249,216)	(781,329)
Increase (decrease) in repurchase agreements	62,786	(1,405)
Payment of dividends	(7,839)	—
Repurchase of shares	(20,590)	—
Net cash used in financing activities	(214,859)	(782,734)
Decrease in cash and cash equivalents	(419,936)	(963,438)
Cash and cash equivalents at beginning of the year	769,180	1,628,137
Cash and cash equivalents at end of period	$349,244	$664,699
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,741	$30,428
Cash paid during the period for taxes	$26,271	$29,228

Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$32,408	$67,741
FDIC indemnification asset claims transferred to other assets	$24,460	$109,142
Available-for-sale investment securities transferred to investment securities held-to-maturity	$—	$754,063
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 1 Basis of Presentation
National Bank Holdings Corporation (the “Company”) is a bank holding company that was incorporated in the State of Delaware in June 2009 with the intent to acquire and operate community banking franchises and other complementary businesses in targeted markets. The accompanying unaudited consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiary, NBH Bank, N.A. NBH Bank, N.A. is the resulting entity from the Company's acquisitions to date and it offers consumer and commercial banking through banking centers that are predominately located in the greater Kansas City area and Colorado.

These interim financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. The unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated interim financial statements are disclosed in Note 2 of the audited financial statements and notes for the year ended December 31, 2012 are contained in the Company's Annual Report on Form 10-K, referenced above. During the nine months ended September 30, 2013, the Company began entering into agreements with certain financial institutions whereby the Company purchases securities under agreements to resell as of a specified future date at a specified price plus accrued interest. The securities purchased under agreements to resell are carried at the contractual amounts at which the securities will subsequently be resold, including accrued interest. The securities purchased under agreement to resell are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the unaudited consolidated interim financial statements. The securities are pledged as collateral by the counterparties and are held by a third party custodian. The collateral is valued daily and additional collateral may be obtained or refunded as necessary to maintain full collateralization of these transactions. There have been no other significant changes to the application of significant accounting policies since December 31, 2012.

GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of the FDIC indemnification asset and clawback liability, the valuation of other real estate owned (“OREO”), the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the evaluation of investment securities for other-than-temporary impairment (“OTTI”), the fair values of financial instruments, the allowance for loan losses (“ALL”), and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.
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
September 30, 2013

Company’s financial statements, but did not have an impact on the Company’s consolidated statements of financial condition, results of operations or liquidity.

Note 3 Investment Securities
The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $2.6 billion at September 30, 2013, an increase from $2.3 billion at December 31, 2012. Included in the aforementioned $2.6 billion was $1.9 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities.
Available-for-sale
Available-for-sale investment securities are summarized as follows as of the dates indicated (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset backed securities	$20,091	$7	$—	$20,098
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	514,584	9,525	(926)	523,183
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,376,453	11,211	(41,402)	1,346,262
Other securities	419	—	—	419
Total	$1,911,547	$20,743	$(42,328)	$1,889,962

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$300	$—	$—	$300
Asset backed securities	89,881	122	—	90,003
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	658,169	19,849	(1)	678,017
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	931,979	17,630	(320)	949,289
Other securities	419	—	—	419
Total	$1,680,748	$37,601	$(321)	$1,718,028
At September 30, 2013 and December 31, 2012, mortgage-backed securities represented 98.9% and 94.7%, respectively, of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	September 30, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$212,138	$(925)	$14	$(1)	$212,152	$(926)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	922,778	(40,928)	17,302	(474)	940,080	(41,402)
Total	$1,134,916	$(41,853)	$17,316	$(475)	$1,152,232	$(42,328)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$17	$—	$8	$(1)	$25	$(1)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	130,686	(320)	—	—	130,686	(320)
Total	$130,703	$(320)	$8	$(1)	$130,711	$(321)
Management evaluated all of the securities in an unrealized loss position and concluded that no other-than-temporary-impairment existed at September 30, 2013 or December 31, 2012. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.
The Company pledges certain securities as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $188.6 million at September 30, 2013 and $89.2 million December 31, 2012. The increase of pledged available-for-sale investment securities was primarily attributable to the increase in securities sold under agreements to repurchase during the nine months ended September 30, 2013. Certain investment securities may also be pledged as collateral should the Company utilize its line of credit at the FHLB of Des Moines; however, no investment securities were pledged for this purpose at September 30, 2013 or December 31, 2012.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

The table below summarizes the contractual maturities, as of the last scheduled repayment date, of the available-for-sale investment portfolio as of September 30, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	20,101	20,107
Due after five years through ten years	206,538	206,575
Due after ten years	1,684,489	1,662,861
Other securities	419	419
Total investment securities available-for-sale	$1,911,547	$1,889,962
Actual maturities of mortgage-backed securities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 4.4 years as of September 30, 2013 and 3.4 years as of December 31, 2012. This estimate is based on assumptions and actual results may differ. Other securities of $0.4 million have no stated contractual maturity date as of September 30, 2013.
Held-to-maturity
At September 30, 2013 and December 31, 2012 the Company held $664.7 million and $577.5 million of held-to-maturity investment securities, respectively. During the first quarter of 2012 the Company transferred securities with a fair value of $754.1 million from an available-for-sale classification to the held-to-maturity classification. During the nine months ended September 30, 2013, the Company purchased $244.5 million of held-to-maturity investment securities. Held-to-maturity investment securities are summarized as follows as of the dates indicated (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$530,406	$3,613	$(555)	$533,464
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	134,311	142	(3,339)	131,114
Total investment securities held-to-maturity	$664,717	$3,755	$(3,894)	$664,578

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$577,486	$7,065	$—	$584,551
Total investment securities held-to-maturity	$577,486	$7,065	$—	$584,551

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

The table below summarizes the contractual maturities, as of the last scheduled repayment date, of the held-to-maturity investment portfolio at September 30, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	19,012	19,235
Due after ten years	645,705	645,343
Other securities	—	—
Total investment securities held-to-maturity	$664,717	$664,578
The carrying value of held-to-maturity investment securities pledged as collateral totaled $54.4 million and $127.9 million at September 30, 2013 and December 31, 2012, respectively. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of September 30, 2013 and December 31, 2012 was 4.3 and 3.8 years, respectively. This estimate is based on assumptions and actual results may differ.

Note 4 Loans
The loan portfolio is comprised of new loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions of Bank of Choice and Community Banks of Colorado in 2011, and Hillcrest Bank and Bank Midwest in 2010. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transactions are covered by loss sharing agreements with the FDIC, and covered loans are presented separately from non-covered loans due to the FDIC loss sharing agreements associated with these loans. Covered loans comprised 21.0% of the total loan portfolio at September 30, 2013, compared to 33.2% of the total loan portfolio at December 31, 2012.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30 Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality and loans not accounted for under this guidance, which includes our originated loans. The table also shows the amounts covered by the FDIC loss sharing agreements as of September 30, 2013 and December 31, 2012. The carrying value of loans are net of discounts on loans excluded from Accounting Standards Codification (“ASC”) Topic 310-30 , and fees and costs of $15.0 million and $20.4 million as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013
	ASC 310-30 Loans	Non 310-30 Loans	Total Loans	% of Total
Commercial	$68,250	$272,114	$340,364	19.5%
Commercial real estate	325,701	288,752	614,453	35.3%
Agriculture	37,882	117,464	155,346	8.9%
Residential real estate	72,409	523,160	595,569	34.2%
Consumer	8,768	28,313	37,081	2.1%
Total	$513,010	$1,229,803	$1,742,813	100.0%
Covered	$309,380	$56,966	$366,346	21.0%
Non-covered	203,630	1,172,837	1,376,467	79.0%
Total	$513,010	$1,229,803	$1,742,813	100.0%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

	December 31, 2012
	ASC 310-30 Loans	Non 310-30 Loans	Total Loans	% of Total
Commercial	$83,169	$187,419	$270,588	14.8%
Commercial real estate	566,035	238,964	804,999	43.9%
Agriculture	47,733	125,674	173,407	9.5%
Residential real estate	106,100	427,277	533,377	29.1%
Consumer	18,984	31,347	50,331	2.7%
Total	$822,021	$1,010,681	$1,832,702	100.0%
Covered	$527,948	$80,274	$608,222	33.2%
Non-covered	294,073	930,407	1,224,480	66.8%
Total	$822,021	$1,010,681	$1,832,702	100.0%
Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. All loans accounted for under ASC 310-30 were classified as performing assets at December 31, 2012, regardless of past due status, as the carrying value of all of the respective pools’ cash flows were considered estimable. During the nine months ended September 30, 2013, the Company determined that the cash flows of one covered commercial and industrial loan pool, with a balance of $16.9 million at September 30, 2013, were no longer reasonably estimable, and in accordance with the guidance in ASC 310-30, this pool was put on non-accrual status. Interest income was recognized on all accruing loans accounted for under ASC 310-30 through accretion of the difference between the carrying value of the loans and the expected cash flows.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and are included in loans 90 days or more past due and still accruing. At September 30, 2013 and December 31, 2012, $14.0 million and $23.1 million, respectively, of loans excluded from the scope of ASC 310-30 were on non-accrual and $16.9 million of loans accounted for under ASC 310-30 were on non-accrual status at September 30, 2013. Loan delinquency for all loans is shown in the following tables at September 30, 2013 and December 31, 2012, respectively (in thousands):

	Total Loans September 30, 2013
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial	$410	$57	$448	$915	$271,199	$272,114	$—	$1,288
Commercial real estate
Construction	—	—	—	—	1,652	1,652	—	—
Acquisition/development	46	—	148	194	7,900	8,094	148	1
Multifamily	952	—	—	952	7,384	8,336	—	1,129
Owner-occupied	154	17	—	171	88,846	89,017	—	728
Non owner-occupied	116	—	4,643	4,759	176,894	181,653	—	4,643
Total commercial real estate	1,268	17	4,791	6,076	282,676	288,752	148	6,501
Agriculture	84	—	—	84	117,380	117,464	—	203
Residential real estate
Senior lien	1,043	132	1,230	2,405	468,089	470,494	—	5,160
Junior lien	262	24	132	418	52,248	52,666	—	591
Total residential real estate	1,305	156	1,362	2,823	520,337	523,160	—	5,751
Consumer	427	8	24	459	27,854	28,313	21	251
Total loans excluded from ASC 310-30	3,494	238	6,625	10,357	1,219,446	1,229,803	169	13,994
Covered loans excluded from ASC 310-30	186	53	425	664	56,302	56,966	—	2,403
Non-covered loans excluded from ASC 310-30	3,308	185	6,200	9,693	1,163,144	1,172,837	169	11,591
Total loans excluded from ASC 310-30	3,494	238	6,625	10,357	1,219,446	1,229,803	169	13,994
Loans accounted for under ASC 310-30
Commercial	325	564	5,000	5,889	62,361	68,250	4,964	16,857
Commercial real estate	12,943	8,731	52,773	74,447	251,254	325,701	52,773	—
Agriculture	3,289	—	2,669	5,958	31,924	37,882	2,669	—
Residential real estate	1,349	271	1,907	3,527	68,882	72,409	1,907	—
Consumer	585	6	11	602	8,166	8,768	11	—
Total loans accounted for under ASC 310-30	18,491	9,572	62,360	90,423	422,587	513,010	62,324	16,857
Covered loans accounted for under ASC 310-30	11,433	9,199	51,115	71,747	237,633	309,380	51,079	16,857
Non-covered loans accounted for under ASC 310-30	7,058	373	11,245	18,676	184,954	203,630	11,245	—
Total loans accounted for under ASC 310-30	18,491	9,572	62,360	90,423	422,587	513,010	62,324	16,857
Total loans	$21,985	$9,810	$68,985	$100,780	$1,642,033	$1,742,813	$62,493	$30,851
Covered loans	$11,619	$9,252	$51,540	$72,411	$293,935	$366,346	$51,079	$19,260
Non-covered loans	10,366	558	17,445	28,369	1,348,098	1,376,467	11,414	11,591
Total loans	$21,985	$9,810	$68,985	$100,780	$1,642,033	$1,742,813	$62,493	$30,851

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	Total Loans September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$225,067	$8,353	$38,612	$82	$272,114
Commercial real estate
Construction	1,652	—	—	—	1,652
Acquisition/development	1,593	2,646	3,855	—	8,094
Multifamily	7,207	—	1,097	32	8,336
Owner-occupied	83,532	1,998	3,487	—	89,017
Non owner-occupied	140,405	32,143	9,105	—	181,653
Total commercial real estate	234,389	36,787	17,544	32	288,752
Agriculture	115,618	1,084	762	—	117,464
Residential real estate
Senior lien	461,003	1,547	7,467	477	470,494
Junior lien	50,113	203	2,350	—	52,666
Total residential real estate	511,116	1,750	9,817	477	523,160
Consumer	28,057	—	250	6	28,313
Total loans excluded from ASC 310-30	1,114,247	47,974	66,985	597	1,229,803
Covered loans excluded from ASC 310-30	27,826	3,557	25,133	450	56,966
Non-covered loans excluded from ASC 310-30	1,086,421	44,417	41,852	147	1,172,837
Total loans excluded from ASC 310-30	1,114,247	47,974	66,985	597	1,229,803
Loans accounted for under ASC 310-30
Commercial	25,073	2,865	39,520	792	68,250
Commercial real estate	134,979	11,757	170,988	7,977	325,701
Agriculture	26,883	1,724	9,275	—	37,882
Residential real estate	49,444	1,610	21,355	—	72,409
Consumer	7,515	504	749	—	8,768
Total loans accounted for under ASC 310-30	243,894	18,460	241,887	8,769	513,010
Covered loans accounted for under ASC 310-30	128,530	8,146	166,859	5,845	309,380
Non-covered loans accounted for under ASC 310-30	115,364	10,314	75,028	2,924	203,630
Total loans accounted for under ASC 310-30	243,894	18,460	241,887	8,769	513,010
Total loans	$1,358,141	$66,434	$308,872	$9,366	$1,742,813
Total covered	$156,356	$11,703	$191,992	$6,295	$366,346
Total non-covered	1,201,785	54,731	116,880	3,071	1,376,467
Total loans	$1,358,141	$66,434	$308,872	$9,366	$1,742,813

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

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
Impaired Loans
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Included in impaired loans are loans excluded from ASC 310-30 on non-accrual status and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At September 30, 2013, the Company measured $14.8 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate and $4.7 million of impaired loans based on the fair value of the collateral less selling costs.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

$9.5 million of impaired loans that individually are less than $250 thousand each, are measured through our general ALL reserves due to their relatively small size.
At September 30, 2013, the Company’s recorded investment in impaired loans was $29.1 million, $8.4 million of which was covered by loss sharing agreements. Impaired loans had a collective related allowance for loan losses allocated to them of $0.7 million at September 30, 2013. Additional information regarding impaired loans at September 30, 2013 is set forth in the table below (in thousands):

	Impaired Loans September 30, 2013
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$5,114	$5,100	$—	$6,169	$276
Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	—	—	—	—	—
Multifamily	997	952	—	958	—
Owner-occupied	4,208	3,921	—	4,031	226
Non-owner occupied	6,262	4,941	—	5,188	8
Total commercial real estate	11,467	9,814	—	10,177	234
Agriculture	—	—	—	—	—
Residential real estate
Senior lien	762	751	—	752	6
Junior lien	—	—	—	—	—
Total residential real estate	762	751	—	752	6
Consumer	—	—	—	—	—
Total impaired loans with no related allowance recorded	17,343	15,665	—	17,098	516
With a related allowance recorded:
Commercial	2,712	2,570	92	2,744	53
Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	—	1	—	1	—
Multifamily	184	177	32	187	—
Owner-occupied	843	634	4	668	11
Non-owner occupied	644	632	4	636	14
Total commercial real estate	1,671	1,444	40	1,492	25
Agriculture	244	223	1	224	—
Residential real estate
Senior lien	7,959	7,166	516	7,310	71
Junior lien	1,924	1,712	17	1,736	40
Total residential real estate	9,883	8,878	533	9,046	111
Consumer	319	295	7	313	3
Total impaired loans with a related allowance recorded	14,829	13,410	673	13,819	192
Total impaired loans	$32,172	$29,075	$673	$30,917	$708

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

At September 30, 2012, the Company’s recorded investment in impaired loans was $37.6 million, $7.5 million of which was covered by loss sharing agreements. The impaired loans had a collective related allowance for loan losses allocated to them of $2.0 million at September 30, 2012. The table below shows additional information regarding impaired loans at September 30, 2012 (in thousands):

	Impaired Loans September 30, 2012
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$19,544	$9,521	$—	$13,038	$179
Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	6,904	799	—	830	27
Multifamily	198	191	—	191	—
Owner-occupied	5,814	5,450	—	5,455	118
Non owner-occupied	7,050	6,504	—	5,823	64
Total commercial real estate	19,966	12,944	—	12,299	209
Agriculture	185	178	—	181	1
Residential real estate
Senior lien	6,616	6,169	—	6,241	94
Junior lien	996	671	—	675	4
Total residential real estate	7,612	6,840	—	6,916	98
Consumer	206	193	—	195	1
Total impaired loans with no related allowance recorded	47,513	29,676	—	32,629	488
With a related allowance recorded:
Commercial	2,066	2,065	1,091	2,185	8
Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	—	—	—	—	—
Multifamily	—	—	—	—	—
Owner-occupied	—	—	—	—	—
Non owner-occupied	5,688	5,123	517	5,284	—
Total commercial real estate	5,688	5,123	517	5,284	—
Agriculture	—	—	—	—	—
Residential real estate
Senior lien	445	421	421	440	—
Junior lien	271	271	3	271	—
Total residential real estate	716	692	424	711	—
Consumer	—	—	—	—	—
Total impaired loans with a related allowance recorded	8,470	7,880	2,032	8,180	8
Total impaired loans	$55,983	$37,556	$2,032	$40,809	$496

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Troubled debt restructurings
It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a troubled debt restructuring (“TDR”). At September 30, 2013 and December 31, 2012, the Company had $14.3 million and $17.7 million, respectively, of accruing TDR’s that had been restructured from the original terms in order to facilitate repayment. Of these, $6.0 million and $5.0 million, respectively, were covered by FDIC loss sharing agreements.
Non-accruing TDR’s at September 30, 2013 and December 31, 2012 totaled $7.6 million and $12.9 million, respectively. Of these, $1.7 million were covered by the FDIC loss sharing agreements as of September 30, 2013 and $3.6 million were covered by the FDIC loss sharing agreements as of December 31, 2012.
During the nine months ended September 30, 2013, the Company restructured forty-three loans with a recorded investment of $5.5 million to facilitate repayment. Substantially all of the loan modifications were an extension of term and rate modifications. Loan modifications to loans accounted for under ASC 310-30 are not considered troubled debt restructurings. The table below provides additional information related to accruing TDR’s at September 30, 2013 and December 31, 2012 (in thousands):

	Accruing TDR’s
	September 30, 2013
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDR’s
Commercial	$10,210	$11,385	$10,475	$4,039
Commercial real estate	930	954	1,009	879
Agriculture	21	20	20	—
Residential real estate	3,085	3,131	3,096	20
Consumer	44	47	44	—
Total	$14,290	$15,537	$14,644	$4,938

	Accruing TDR’s
	December 31, 2012
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDR’s
Commercial	$11,474	$13,171	$11,794	$6,908
Commercial real estate	3,597	3,708	3,734	—
Agriculture	—	—	—	—
Residential real estate	2,458	2,469	2,460	35
Consumer	191	195	191	—
Total	$17,720	$19,543	$18,179	$6,943

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

The following table summarizes the Company’s carrying value of non-accrual TDR’s as of September 30, 2013 and December 31, 2012 (in thousands):

	Non - Accruing TDR’s
	September 30, 2013		December 31, 2012
	Covered	Non-covered	Covered	Non-covered
Commercial	$89	$655	$1,736	$1,215
Commercial real estate	178	4,439	313	6,823
Agriculture	—	—	—	21
Residential real estate	1,407	605	1,514	958
Consumer	—	248	—	291
Total	$1,674	$5,947	$3,563	$9,308
Accrual of interest is resumed on loans that were on non-accrual at the time of restructuring, only after the loan has performed sufficiently. The Company had two TDRs that had been modified within the past 12 months that defaulted on their restructured terms during the nine months ended September 30, 2013. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The defaulted TDRs were a commercial loan and a consumer loan totaling $328 thousand.
Loans accounted for under ASC Topic 310-30
Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large loans if circumstances specific to that loan warrant a prepayment assumption. No prepayments were presumed for small homogeneous commercial loans; however, prepayment assumptions are made that consider similar prepayment factors listed above for smaller homogeneous loans. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the nine months ended September 30, 2013 and 2012 (in thousands):

	September 30, 2013	September 30, 2012
Accretable yield beginning balance	$133,585	$186,494
Reclassification from non-accretable difference	55,351	46,974
Reclassification to non-accretable difference	(5,234)	(8,348)
Accretion	(59,616)	(76,252)
Accretable yield ending balance	$124,086	$148,868
The accretable yield of $124.1 million at September 30, 2013 includes $1.4 million of accretable yield related to the loan pool that was put on non-accrual status during the nine months ended September 30, 2013. This accretable yield is not being accreted to income and its recognition will be deferred until full recovery of the carrying value of this pool is realized.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Below is the composition of the net book value for loans accounted for under ASC 310-30 at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Contractual cash flows	$1,075,652	$1,444,279
Non-accretable difference	(426,101)	(488,673)
Non-accretable difference on retired pools	(12,455)	—
Accretable yield	(124,086)	(133,585)
Loans accounted for under ASC 310-30	$513,010	$822,021
Note 5 Allowance for Loan Losses
The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30, 2013
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$2,286	$2,419	$764	$5,907	$471	$11,847
Non 310-30 beginning balance	2,240	2,113	495	4,333	471	9,652
Charge-offs	(401)	—	—	(117)	(276)	(794)
Recoveries	92	17	—	23	75	207
Provision	715	(205)	27	27	186	750
Non 310-30 ending balance	2,646	1,925	522	4,266	456	9,815
ASC 310-30 beginning balance	46	306	269	1,574	—	2,195
Charge-offs	—	—	(221)	(57)	—	(278)
Recoveries	—	—	—	—	—	—
Provision	43	(8)	537	(885)	—	(313)
ASC 310-30 ending balance	89	298	585	632	—	1,604
Ending balance	$2,735	$2,223	$1,107	$4,898	$456	$11,419

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

	Nine months ended September 30, 2013
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$2,798	$7,396	$592	$4,011	$583	$15,380
Non 310-30 beginning balance	2,798	3,056	323	4,011	540	10,728
Charge-offs	(1,654)	(943)	—	(741)	(717)	(4,055)
Recoveries	187	129	13	64	224	617
Provision	1,315	(317)	186	932	409	2,525
Non 310-30 ending balance	2,646	1,925	522	4,266	456	9,815
ASC 310-30 beginning balance	—	4,340	269	—	43	4,652
Charge-offs	(407)	(2,796)	(221)	(623)	—	(4,047)
Recoveries	—	—	—	—	—	—
Provision	496	(1,246)	537	1,255	(43)	999
ASC 310-30 ending balance	89	298	585	632	—	1,604
Ending balance	$2,735	$2,223	$1,107	$4,898	$456	$11,419
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$92	$40	$1	$533	$7	$673
Non 310-30 loans collectively evaluated for impairment	2,554	1,885	521	3,733	449	9,142
ASC 310-30 loans	89	298	585	632	—	1,604
Total ending allowance balance	$2,735	$2,223	$1,107	$4,898	$456	$11,419
Loans:
Non 310-30 individually evaluated for impairment	$7,670	$11,258	$223	$9,629	$295	$29,075
Non 310-30 collectively evaluated for impairment	264,444	277,494	117,241	513,531	28,018	1,200,728
ASC 310-30 loans	68,250	325,701	37,882	72,409	8,768	513,010
Total loans	$340,364	$614,453	$155,346	$595,569	$37,081	$1,742,813

	Three months ended September 30, 2012
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$3,318	$7,797	$660	$4,872	$647	$17,294
Non 310-30 beginning balance	1,725	3,578	284	3,813	635	10,035
Charge-offs	(297)	(35)	—	(351)	(566)	(1,249)
Recoveries	279	(195)	4	(47)	(41)	—
Provision	842	(15)	(22)	274	521	1,600
Non 310-30 ending balance	2,549	3,333	266	3,689	549	10,386
ASC 310-30 beginning balance	1,593	4,219	376	1,059	12	7,259
Charge-offs	(1)	(3,500)	(144)	(169)	—	(3,814)
Recoveries	—	2	—	—	—	2
Provision	(1,592)	6,012	—	(747)	(10)	3,663
ASC 310-30 ending balance	—	6,733	232	143	2	7,110
Ending balance	$2,549	$10,066	$498	$3,832	$551	$17,496

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

	Nine months ended September 30, 2012
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$2,959	$3,389	$282	$4,121	$776	$11,527
Non 310-30 beginning balance	1,597	3,389	154	3,423	776	9,339
Charge-offs	(3,056)	(2,448)	(8)	(815)	(1,161)	(7,488)
Recoveries	279	24	4	49	252	608
Provision	3,729	2,368	116	1,032	682	7,927
Non 310-30 ending balance	2,549	3,333	266	3,689	549	10,386
ASC 310-30 beginning balance	1,362	—	128	698	—	2,188
Charge-offs	(216)	(11,643)	(144)	(729)	(19)	(12,751)
Recoveries	—	275	—	—	—	275
Provision	(1,146)	18,101	248	174	21	17,398
ASC 310-30 ending balance	—	6,733	232	143	2	7,110
Ending balance	$2,549	$10,066	$498	$3,832	$551	$17,496
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$1,091	$517	$—	$424	$—	$2,032
Non 310-30 loans collectively evaluated for impairment	1,458	2,816	266	3,265	549	8,354
ASC 310-30 loans	—	6,733	232	143	2	7,110
Total ending allowance balance	$2,549	$10,066	$498	$3,832	$551	$17,496
Loans:
Non 310-30 individually evaluated for impairment	$11,586	$18,067	$178	$7,532	$193	$37,556
Non 310-30 collectively evaluated for impairment	156,977	229,786	105,134	398,888	30,149	920,934
ASC 310-30 loans	97,664	664,771	55,944	126,294	26,363	971,036
Total loans	$266,227	$912,624	$161,256	$532,714	$56,705	$1,929,526
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
The Company charged-off $0.6 million and $3.4 million, net of recoveries, of non 310-30 loans during the three and nine months ended September 30, 2013, respectively. The Company had previously provided specific reserves for $0.4 million and $1.7 million of the net charge-offs realized during the three and nine months ended September 30, 2013. Improvements in credit quality trends of the non 310-30 loan portfolio were seen in both past due and non-performing loans during the three and nine months ended September 30, 2013, and, through management's evaluation discussed above, resulted in a provision for loan losses on the non 310-30 loans of $0.8 million and $2.5 million, respectively.
During the nine months ended September 30, 2013, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in a net reversal of impairment of $0.3 million and a net impairment of $1.0 million for the three and nine months ended September 30, 2013, respectively. During the three months ended September 30, 2013, the re-measurements resulted in a reversal of $0.9 million of impairment expense in the residential real estate segment and net impairments of $0.5 million in the agriculture segment. During the nine months ended September 30, 2013, the re-measurements resulted in a reversal of previous

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

valuation allowances of $1.2 million in the commercial real estate segment and net impairments of $1.3 million, $0.5 million and $0.5 million in the residential real estate, agriculture, and commercial segments, respectively.
During the three and nine months ended September 30, 2012, the Company's re-measurement of expected future cash flows of ASC 310-30 loans resulted in impairments of $3.7 million and $17.4 million, respectively. The commercial real estate pool was the primary contributor to the total impairment with impairments of $6.0 million and $18.1 million for the three and nine months ended September 30, 2012, respectively. As a result of gross cash flow improvements during the three and nine months ended September 30, 2012, the re-measurements resulted in a reversal of $1.6 million and $1.1 million, respectively, of impairment expense in the commercial segment.
During the three and nine months ended September 30, 2012, the Company recorded $1.6 million and $7.9 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30 primarily to provide for changes in credit risk inherent in new loan originations and provide for charge-offs. The Company charged off $6.9 million, net of recoveries, of non 310-30 loans during the nine months ended September 30, 2012, $2.4 million of which was the result of a large commercial and industrial loan that was not considered indicative of future charge-offs in the commercial and industrial loan category. The Company also charged off $2.4 million of commercial real estate loans, primarily the result of three commercial real estate loans outside of the core market areas totaling $2.1 million.
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
Below is a summary of the activity related to the FDIC indemnification asset during the nine months ended September 30, 2013 and 2012 (in thousands):

	For the nine months ended
	September 30, 2013	September 30, 2012
Balance at beginning of period	$86,923	$223,402
Accretion	(11,843)	(9,165)
FDIC portion of charge-offs exceeding fair value marks	7,466	8,100
Reduction for claims filed	(24,460)	(109,142)
Balance at end of period	$58,086	$113,195
During the nine months ended September 30, 2013, the Company recognized $11.8 million of negative accretion on the FDIC indemnification asset, and reduced the carrying value of the FDIC indemnification asset by $24.5 million as a result of claims filed with the FDIC. The negative accretion resulted from an overall increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in overall expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the expected remaining lives of the underlying covered loans as an adjustment to yield. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. During the nine months ended September 30, 2013, the Company received $77.0 million in payments from the FDIC.
During the nine months ended September 30, 2012, the Company recognized $9.2 million of negative accretion on the FDIC indemnification asset, and reduced the carrying value of the FDIC indemnification asset by $109.1 million as a result of claims filed with the FDIC.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 7 Other Real Estate Owned
A summary of the activity in the OREO balances during the nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	For the nine months ended September 30,
	2013	2012
Beginning balance	$94,808	$120,636
Transfers from loan portfolio, at fair value	32,408	67,741
Impairments	(9,142)	(8,638)
Sales	(54,705)	(57,186)
Gain on sale of OREO, net	7,384	6,792
Ending balance	$70,753	$129,345
The OREO balances include the interests of several outside participating banks totaling $3.8 million at September 30, 2013 and $5.3 million at December 31, 2012, for which an offsetting liability is recorded in other liabilities. It excludes $10.6 million, for both of the respective periods, of the Company’s minority interests in OREO which are held by outside banks where the Company was not the lead bank and does not have a controlling interest, for which the Company maintains a receivable in other assets.
Of the $70.8 million of OREO at September 30, 2013, $44.1 million, or 62.3%, was covered by loss sharing agreements with the FDIC. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset. During the nine months ended September 30, 2013, the Company sold $54.7 million of OREO and realized net gains on these sales of $7.4 million.

Of the $129.3 million of OREO at September 30, 2012, $64.5 million, or 49.9%, was covered by the loss sharing agreements with the FDIC. During the nine months ended September 30, 2012, the Company sold $57.2 million of OREO and realized net gains on these sales of $6.8 million.
Note 8 Deposits
As of September 30, 2013 and December 31, 2012, deposits totaled $4.0 billion and $4.2 billion, respectively. Time deposits decreased from $1.8 billion at December 31, 2012 to $1.5 billion at September 30, 2013. The following table summarizes the Company’s time deposits, based upon contractual maturity, at September 30, 2013 and December 31, 2012, by remaining maturity (in thousands):

	September 30, 2013		December 31, 2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Three months or less	$341,794	0.58%	$356,446	0.78%
Over 3 months through 6 months	343,463	0.58%	259,097	0.68%
Over 6 months through 12 months	438,725	0.57%	583,209	0.67%
Over 12 months through 24 months	289,159	0.95%	373,283	0.88%
Over 24 months through 36 months	72,360	1.66%	111,599	1.77%
Over 36 months through 48 months	27,653	1.51%	43,967	1.83%
Over 48 months through 60 months	16,275	1.33%	19,278	1.44%
Thereafter	4,961	1.69%	5,839	2.32%
Total time deposits	$1,534,390	0.72%	$1,752,718	0.85%
In connection with the Company’s FDIC-assisted transactions, the FDIC provided Hillcrest Bank, Bank of Choice and Community Banks of Colorado depositors with the right to redeem their time deposits at any time during the life of the time

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

deposit, without penalty, unless the depositor accepts new terms. At September 30, 2013 and December 31, 2012, the Company had approximately $82.6 million and $164.3 million, respectively, of time deposits that were subject to penalty-free withdrawals.
The Company incurred interest expense on deposits as follows during the periods indicated (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest bearing demand deposits	$157	$271	$536	$1,007
Money market accounts	872	1,005	2,534	3,076
Savings accounts	56	65	170	226
Time deposits	2,880	5,178	9,407	19,713
Total	$3,965	$6,519	$12,647	$24,022
Note 9 Regulatory Capital
At September 30, 2013 and December 31, 2012, as applicable, NBH Bank, N.A. and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the table below (in thousands):

	September 30, 2013
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	18.5%	$948,196	N/A	N/A	4%	$205,349
NBH Bank, N.A.	17.1%	865,682	10%	$507,279	4%	202,912
Tier 1 risk-based capital ratio (2)
Consolidated	48.0%	$948,196	6%	$118,619	4%	$79,079
NBH Bank, N.A.	44.3%	865,682	11%	214,800	4%	78,109
Total risk-based capital ratio (2)
Consolidated	48.6%	$960,415	10%	$197,698	8%	$158,158
NBH Bank, N.A.	45.0%	877,901	12%	234,328	8%	156,218

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

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
Note 10 FDIC Loss Sharing Income (Expense)
In connection with the loss sharing agreements that the Company has with the FDIC with regard to the Hillcrest Bank and Community Banks of Colorado transactions, the Company recognizes the actual reimbursement of costs of resolution of covered assets from the FDIC through the statements of operations. The table below provides additional details of the Company’s FDIC loss sharing income (expense) during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Clawback liability amortization	$(314)	$(355)	$(937)	$(1,066)
Clawback liability remeasurement	(405)	(820)	244	247
Reimbursement to FDIC for gain on sale of and income from covered OREO	(2,514)	(1,842)	(4,615)	(1,408)
Reimbursement to FDIC for recoveries	—	(2)	(22)	(3)
FDIC reimbursement of costs of resolution of covered assets	2,042	4,522	8,608	11,508
Total	$(1,191)	$1,503	$3,278	$9,278
Note 11 Stock-based Compensation and Employee Benefits
The Company issued stock options in accordance with the NBH Holdings Corp. 2009 Equity Incentive Plan (the “Plan”) during the nine months ended September 30, 2013. These option awards vest on a graded basis over 1-4 years of continuous service and have 10-year contractual terms. The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model using the following weighted average assumptions:

Black-Scholes
Risk-free interest rate	1.15%
Expected volatility	32.07%
Expected term (years)	6.70
Dividend yield	1.09%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Expected volatility was calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with those of a peer group of 9 comparable publicly traded companies for a period commensurate with the expected term of the options. The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term. The expected term was estimated to be the average of the contractual vesting term and time to expiration. The dividend yield was assumed to be $0.05 per share per quarter. Options granted during the nine months ended September 30, 2013 had weighted average grant date fair values of $5.54 per share.
The following table summarizes option activity for the nine months ended September 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,471,665	$19.98	6.94	$22,800
Granted during the nine months ended September 30, 2013	174,750	18.62
Forfeited	(47,570)	19.35
Expired	(60,833)	20.00
Exercised	—	—
Outstanding at September 30, 2013	3,538,012	$19.92	6.37	$2,238,176
Options fully vested and exercisable at September 30, 2013	2,602,082	$20.00	6.19	$—
Options expected to vest	933,800	$19.74	6.43	$2,111,363
Stock option expense is included in salaries and employee benefits in the accompanying consolidated statements of operations and totaled $0.5 million and $3.9 million for the three months ended September 30, 2013 and 2012, respectively, and $1.8 million and $5.9 million for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, there was $1.8 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 0.9 years.
Expense related to non-vested restricted stock totaled $0.8 million and $2.7 million during the three months ended September 30, 2013 and 2012, respectively, and $2.2 million and $5.0 million during the nine months ended September 30, 2013 and 2012, respectively, and is included in salaries and employee benefits in the Company’s consolidated statements of operations. As of September 30, 2013, there was $2.3 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Plan, which is expected to be recognized over a weighted average period of 1.1 years. The following table summarizes restricted stock activity for the nine months ended September 30, 2013:

	Total Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2012	951,668	14.79
Granted	146,218	18.25
Forfeited	(10,732)	18.09
Unvested at September 30, 2013	1,087,154	15.22

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 12 Common Stock
The Company had 45,245,425 shares of Class A common stock and 5,967,619 shares of Class B common stock outstanding as of September 30, 2013 and 46,368,483 shares of Class A common stock and 5,959,189 shares of Class B common stock outstanding as of December 31, 2012. Additionally, as of September 30, 2013 and December 31, 2012, the Company had 1,087,154 and 951,668 shares, respectively, of restricted Class A common stock issued but not yet vested under the NBH Holdings Corp. 2009 Equity Incentive Plan. Class A common stock possesses all of the voting power for all matters requiring action by holders of common stock, with certain limited exceptions. The Company’s certificate of incorporation provides that, except with respect to voting rights and conversion rights, the Class A common stock and Class B non-voting common stock are treated equally and identically.
Note 13 Income Per Share
The Company calculates income per share under the two-class method, as certain non-vested share awards contain nonforfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 11.
The Company had 51,213,044 and 52,191,239 shares outstanding (inclusive of Class A and B) as of September 30, 2013 and 2012, respectively. Additional information regarding share activity subsequent to September 30, 2013 can be found in note 18. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for three and nine months ended September 30, 2013 and 2012, respectively.
The following table illustrates the computation of basic and diluted income per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except share and earnings per share information):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Distributed earnings	$2,622	$—	$7,934	$—
Undistributed earnings (distributions in excess of earnings)	(1,675)	(7,891)	(2,007)	(3,546)
Net income (loss)	$947	$(7,891)	$5,927	$(3,546)
Less: earnings allocated to participating securities	(5)	—	(12)	—
Earnings allocated to common stockholders	$942	$(7,891)	$5,915	$(3,546)
Weighted average shares outstanding for basic earnings per common share	51,454,200	52,191,239	51,940,245	52,186,465
Dilutive effect of equity awards	45,301	—	32,916	—
Dilutive effect of warrants	2,479	—	—	—
Weighted average shares outstanding for diluted earnings per common share	51,501,980	52,191,239	51,973,161	52,186,465
Basic earnings (loss) per share	$0.02	$(0.15)	$0.11	$(0.07)
Diluted earnings (loss) per share	$0.02	$(0.15)	$0.11	$(0.07)
The Company had 3,538,012 and 3,443,332 outstanding stock options to purchase common stock at weighted average exercise prices of $19.92 and $20.00 per share at September 30, 2013 and 2012, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, the Company had 830,750 outstanding warrants to purchase the Company’s common stock as of September 30, 2013 and 2012. The warrants have an exercise price of $20.00, which was out-of-the-money for purposes of dilution calculations during both the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012. The Company had 1,087,154 and 1,169,792 unvested restricted shares outstanding as of September 30, 2013 and 2012, respectively, which have performance, market and time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 14 Derivatives
The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. During the nine months ended September 30, 2013, the Company began entering into interest rate swaps. The Company’s existing interest rate derivatives result from a service provided to certain qualifying clients in the extension of credit and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments whereby it enters into offsetting swaps in order to minimize its net risk exposure resulting from such transactions. The Company’s swap derivatives are not designated as hedging relationships, and do not meet the strict hedge accounting requirements. Accordingly, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. At September 30, 2013, the Company had entered into one matched interest rate swap transaction with a notional amount of $2.1 million and a fair value of $83.0 thousand. Under this arrangement, the client pays the Company a fixed rate of 5.75%, while the Company pays the client a LIBOR rate plus 275 basis points.
Note 15 Fair Value Measurements
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
Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the nine months ended September 30, 2013 and 2012, there were no transfers of financial instruments between the hierarchy levels.
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Fair Value of Financial Instruments Measured on a Recurring Basis
Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At December 31, 2012 the Company classified its U.S. Treasury securities as level 1 in the fair value hierarchy. At September 30, 2013 the Company did not hold U.S. Treasury securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At September 30, 2013 and December 31, 2012, the Company’s level 2 securities included asset backed securities, mortgage-backed securities comprised of residential mortgage pass-through securities, and other residential mortgage-backed securities. All other investment securities are classified as level 3. There were no transfers between levels 1, 2 or 3 during the nine months ended September 30, 2013 or 2012.
Warrant liability—The Company measures the fair value of the warrant liability on a recurring basis using a Black-Scholes option pricing model. The Company’s shares became publicly traded on September 20, 2012 and prior to that, had limited private trading; therefore, expected volatility was estimated based on the median historical volatility, for a period commensurate with the expected term of the warrants, of 9 comparable companies with publicly traded shares, and is deemed a significant unobservable input to the valuation model.
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
The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 on the consolidated statements of financial condition utilizing the hierarchy structure described above (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Asset backed securities	$—	$20,098	$—	$20,098
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	523,183	—	523,183
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,346,262	—	1,346,262
Other securities	—	—	419	419
Total assets at fair value	$—	$1,889,543	$419	$1,889,962
Liabilities:
Warrant liability	$—	$—	$5,599	$5,599
Clawback liability	—	—	31,964	31,964
Total liabilities at fair value	$—	$—	$37,563	$37,563

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury securities	$300	$—	$—	$300
Asset backed securities	—	90,003	—	90,003
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	678,017	—	678,017
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	949,289	—	949,289
Other securities	—	—	419	419
Total assets at fair value	$300	$1,717,309	$419	$1,718,028
Liabilities:
Warrant liability	$—	$—	$5,461	$5,461
Clawback liability	—	—	31,271	31,271
Total liabilities at fair value	$—	$—	$36,732	$36,732
The table below details the changes in level 3 financial instruments during the nine months ended September 30, 2013 (in thousands):

	Warrant liability	Clawback liability
Balance at December 31, 2012	$5,461	$31,271
Change in value	138	(244)
Accretion	—	937
Settlement	—	—
Net change in Level 3	138	693
Balance at September 30, 2013	$5,599	$31,964
Fair Value of Financial Instruments Measured on a Non-recurring Basis
Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.
The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During the nine months ended September 30, 2013, the Company measured 28 loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $0.6 million at September 30, 2013. During the nine months ended September 30, 2013, the Company added specific reserves of $0.6 million for eleven loans with carrying balances of $10.0 million at September 30, 2013. The Company also eliminated specific reserves of $1.9 million for twenty-seven loans during the nine months ended September 30, 2013, primarily due to paydowns on these loans.
The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

OREO is recorded at the lower of the loan balance or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $9.0 million of OREO impairments in its consolidated statements of financial condition during the nine months ended September 30, 2013, of which $6.6 million, or 73.2% , were on OREO that was covered by loss sharing agreements with the FDIC. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.
The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the nine months ended September 30, 2013 (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total	Losses From Fair Value Changes
Other real estate owned	$—	$—	$70,753	$70,753	$9,049
Impaired loans	$—	$—	$29,075	$29,075	$1,305
The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the nine months ended September 30, 2013.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of September 30, 2013. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved (in thousands):

	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Quantitative Measures
Other securities	$419	Cash investment in private equity fund	Cash investment
Impaired loans	29,075	Appraised value	Appraised values
			Discount rate	0-25%
Clawback liability	31,964	Contractually defined discounted cash flows	Intrinsic loss estimates	$323.3 million - $405 million
			Expected credit losses	—
			Asset purchase premium	$98 million-$182.7 million
			Discount rate	4%
			Discount period	73-85 months
Warrant liability	5,599	Black-Scholes	Volatility	16%-49%
Note 16 Fair Value of Financial Instruments
The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

financial instruments from its disclosure requirements. In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado acquisitions, the Company recorded all of the acquired assets and assumed liabilities at fair value at the respective dates of acquisition. The fair value of financial instruments at September 30, 2013 and December 31, 2012, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below (in thousands):

		September 30, 2013		December 31, 2012
	Level in Fair Value Measurement Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS:
Cash and cash equivalents	Level 1	$349,244	$349,244	$769,180	$769,180
Securities purchased under agreements to resell	Level 2	75,000	75,016	—	—
U.S. Treasury securities available-for-sale	Level 1	—	—	300	300
Asset backed securities available-for-sale	Level 2	20,098	20,098	90,003	90,003
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	523,183	523,183	678,017	678,017
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	1,346,262	1,346,262	949,289	949,289
Other securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	530,406	533,464	577,486	584,551
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	134,311	131,114	—	—
Capital stock of FHLB	Level 2	6,705	6,705	7,976	7,976
Capital stock of FRB	Level 2	25,020	25,020	25,020	25,020
Loans receivable, net	Level 3	1,731,394	1,742,595	1,817,322	1,829,987
Loans held-for-sale	Level 2	5,265	5,265	5,368	5,368
Accrued interest receivable	Level 2	11,670	11,670	12,673	12,673
LIABILITIES:
Deposit transaction accounts	Level 2	2,417,113	2,417,113	2,448,001	2,448,001
Time deposits	Level 2	1,534,390	1,538,608	1,752,718	1,759,886
Securities sold under agreements to repurchase	Level 2	116,471	116,471	53,685	53,685
Due to FDIC	Level 3	31,964	31,964	31,271	31,271
Warrant liability	Level 3	5,599	5,599	5,461	5,461
Accrued interest payable	Level 2	3,225	3,225	4,239	4,239

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 17 Banking Center Closures
On September 30, 2013, the Company announced plans to integrate 32 limited-service retirement center locations (acquired in its 2010 purchase of Hillcrest Bank) and exit four banking centers in Northern California (acquired in its 2011 purchase of Community Banks of Colorado). The affected centers are expected to close by December 31, 2013. Included in the three and nine months ended September 30, 2013 operating results are $3.4 million of expenses incurred in connection with the closures, including $3.3 million related to facilities expense, which are included in the Banking center closure related expenses line on the consolidated statement of operations in the accompanying financial statements. Valuation adjustments to banking center properties and fixed assets were based on prices for similar assets and account for $2.5 million of the facilities expense and $0.8 million of the facilities expense relates to lease costs. No additional material charges or future cash expenditures are expected at this time.
As of September 30, 2013, the impacted centers had $0.2 million loans outstanding, the limited-service retirement center locations had $94.0 million in total deposits and the California banking centers had $65.8 million in total deposits.
Note 18 Subsequent Events
In October 2013, NBH Bank, N.A. received approval and a waiver from the OCC under the Operating Agreement to permanently reduce the bank's capital by $313.0 million. As a result, the bank paid a $313.0 million cash dividend to the Company.
On November 1, 2013, the Company repurchased 5,015,000 shares of its common stock, including 2,175,155 shares of Class A common stock and 2,839,845 shares of Class B nonvoting common stock, together representing approximately 9.8% of its outstanding shares, from an institutional stockholder.  The repurchase price of $20.00 per share resulted in a total transaction value of approximately $100.3 million.  On November 7, 2013, the Company repurchased 756,126 shares of Class A common stock, representing approximately 1.6% of its outstanding shares, from an institutional stockholder. The repurchase price of $20.00 per share resulted in a total transaction value of approximately $15.1 million. These repurchases were exclusive of and separate from the previously announced stock repurchase program in November 2012.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and nine months ended September 30, 2013 and 2012, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2012, 2011, and 2010. Additional information, such as statements of assets acquired and liabilities assumed for each of our acquisitions and other financial and statistical data is also available in our prospectus included in Form S-1 filed with the Securities and Exchange Commission on September 19, 2012 (file number 333-177971). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.
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
We believe we have a disciplined approach to acquisitions, both in terms of the selection of targets and the structuring of transactions, which has been exhibited by our four acquisitions to date. As of September 30, 2013, we had $5.2 billion in assets, $4.0 billion in deposits and $1.0 billion in equity. Through our subsidiary, NBH Bank, N.A., we operate under the following brand names: Bank Midwest in Kansas and Missouri, Community Banks of Colorado in Colorado and Northern California, and Hillcrest Bank in Texas. We believe that our established presence positions us well for growth opportunities in our current and complementary markets. We currently operate a network of 101 full-service banking centers located in Colorado, the greater Kansas City region, Northern California, and Texas. During the third quarter of 2013 we announced plans to integrate 32 limited-service retirement center locations (acquired in our 2010 purchase of Hillcrest Bank) and exit four full-service banking centers in Northern California (acquired in our 2011 purchase of Community Banks of Colorado). These actions are a result of our decision to streamline our focus on servicing our clients through full-service banking centers across our core geography, as well as through online and mobile banking channels. Additional information about the banking center closures can be found in note 17 of our unaudited consolidated interim financial statements.

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

Operating Highlights and Key Challenges
Our operations resulted in the following highlights as of and for the nine months ended September 30, 2013:
Low-risk balance sheet

•	As of September 30, 2013, 45.0%, or $0.8 billion, of our total loans (by dollar amount) carried acquisition discounts and were recorded at their estimated fair value at the time of acquisition.

•	As of September 30, 2013, 21.0%, or $366.3 million, of our total loans (by dollar amount) were covered by loss sharing agreements with the FDIC.

•	As of September 30, 2013, 62.3%, or $44.1 million, of our total other real estate owned (by dollar amount) was covered by loss sharing agreements with the FDIC.
Loan portfolio

•	For the first time in the short history of our company, an important milestone related to loan growth was reached, as total loans grew $19.5 million from June 30, 2013 to September 30, 2013.

•	As of September 30, 2013, we have $1.3 billion of loans outstanding that are associated with a “strategic” client relationship - a 24.7% annualized growth for the nine months ended September 30, 2013.

•	Organic loan originations totaled $469.8 million for the nine months ended September 30, 2013, representing a 59.5% increase from the same period of 2012.

•
On a year-to-date basis, an $89.9 million decrease in total loans was led by a $297.4 million decrease in our non-strategic loans during the nine months ended September 30, 2013 as we successfully worked out non-strategic loans acquired in our FDIC-assisted transactions.

•	29.4% of the loan portfolio is accounted for under ASC 310-30 (loan pools).

Credit quality

•	Strategic loans

◦	Loans associated with our strategic client relationships had strong credit quality with only 0.75% in non-performing loans as of September 30, 2013.

•	Non 310-30 loans

◦
Credit quality of the non 310-30 loan portfolio continued to improve with non-performing non 310-30 loans to total non 310-30 loans improving to 2.31% at September 30, 2013 from 4.04% at December 31, 2012.

◦	Net charge-offs on non 310-30 loans were 0.43% annualized.

•	ASC 310-30 loans

◦
Accretable yield for the acquired loans accounted for under ASC 310-30 increased $50.1 million during the nine months ended September 30, 2013. This was partially offset by $1.0 million in impairments during the same period.

◦
One commercial and industrial loan pool accounted for under ASC 310-30, totaling $16.9 million and covered by a loss-sharing agreement, was put on non-accrual status during the nine months ended September 30, 2013.

Client deposit funded balance sheet

•	As of September 30, 2013, total deposits and client repurchase agreements made up 98.5% of our total liabilities.

•	Transaction accounts improved to 61.2% of total deposits as of September 30, 2013 from 58.3% at December 31, 2012.

•	Average transaction account deposit balances grew 3.3% annualized.

•	As of September 30, 2013, we did not have any brokered deposits.
Yields, returns and revenue stream

•	Our average annual yield on our loan portfolio was 8.11% for the nine months ended September 30, 2013.

•
Cost of deposits improved 27 basis points to 0.42% for the nine months ended September 30, 2013 from 0.69% for the nine months ended September 30, 2012 due to the continued emphasis on our commercial and consumer relationship banking strategy and lower cost transaction accounts.

•
Net interest margin was 3.82% during the nine months ended September 30, 2013, driven by the attractive yields on loans accounted for under ASC 310-30 loan pools, which includes the immediate one-time recognition of $2.5 million of accretable yield related to the early payoff of one loan pool, and lower cost of deposits.

•
Expenses before problem loan/OREO workout expenses declined $7.1 million during the nine months ended September 30, 2013, compared to the same period in 2012, adjusting for IPO expenses during 2012 and branch closure related expenses during 2013.

•	Problem loan/OREO workout expenses totaled $12.0 million for the nine months ended September 30, 2013, decreasing $6.8 million from the same period in 2012.
Strong capital position

•	As of September 30, 2013, our consolidated tier 1 leverage ratio was 18.5% and our consolidated tier 1 risk-based capital ratio was 48.0%.

•
As of September 30, 2013, we had approximately $400 million of capital available to deploy while maintaining a 10% leverage ratio, and we had approximately $475 million of available capital to deploy at an 8% leverage ratio.

•
The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC indemnification asset, net, in excess of 4.5%, an approximate yield on new loan originations, and discounted at 5%, adds $0.59 per share to our tangible book value per share as of September 30, 2013.

•	Tangible common book value per share was $18.60 before consideration of the excess accretable yield value of $0.59 per share.

•	During the nine months ended September 30, 2013, we repurchased 1,114,628 shares at a weighted average price of $18.45 per share.

•
In November 2013, we repurchased 5,771,126 shares of our common stock, including 2,931,281 shares of Class A common stock and 2,839,845 shares of Class B nonvoting common stock, together representing approximately 11.4% of our outstanding shares, from two institutional shareholders after the expiration of their respective three-year FDIC lock-up periods.  The $20.00 price per share was a cost effective means to reduce our overall share count, and to acquire shares for deployment in future M&A opportunities.

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
The decrease of our total loan balances during the first nine months of 2013 was the result of active resolution of problem and non-strategic loans acquired in our FDIC-assisted transactions outpacing organic loan growth. Additionally, the historically low interest rate environment and loan competition have been limiting the yields we are able to obtain on interest earning assets, including both new assets acquired as we grow and assets that replace existing, higher yielding assets as they are paid down or mature. For example, our acquired loans generally have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. As a result, we expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans.
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
In evaluating the financial statement line items described above, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for the periods indicated:

	As of and for the three months ended			As of and for the nine months ended
	September 30, 2013	December 31, 2012	September 30, 2012	September 30, 2013	September 30, 2012
Key Ratios (1)
Return on average assets	0.07%	0.22%	-0.56%	0.15%	-0.08%
Return on average tangible assets (2)	0.14%	0.28%	-0.51%	0.22%	-0.03%
Return on average equity	0.36%	1.10%	-2.86%	0.74%	-0.43%
Return on average tangible common equity (2)	0.73%	1.50%	-2.78%	1.13%	-0.15%
Return on risk weighted assets	0.19%	0.64%	-1.65%	0.40%	-0.25%
Interest-earning assets to interest-bearing liabilities (end of period) (3)	139.44%	134.44%	133.44%	139.44%	133.44%
Loans to deposits ratio (end of period)	44.24%	43.76%	45.26%	44.24%	45.26%
Average equity to average assets	19.97%	20.09%	19.41%	20.41%	18.52%
Non-interest bearing deposits to total deposits (end of period)	17.45%	16.14%	15.15%	17.45%	15.15%
Net interest margin (4)	3.80%	4.09%	3.92%	3.82%	3.95%
Interest rate spread (5)	3.68%	3.94%	3.76%	3.69%	3.77%
Yield on earning assets (3)	4.14%	4.51%	4.44%	4.18%	4.56%
Cost of interest bearing liabilities (3)	0.46%	0.57%	0.68%	0.49%	0.79%
Cost of deposits	0.40%	0.48%	0.59%	0.42%	0.69%
Non-interest expense to average assets	3.56%	3.77%	4.22%	3.57%	3.58%
Efficiency ratio (6)	92.68%	85.43%	101.82%	88.60%	84.25%
Dividend payout ratio	250.00%	83.33%	0.00%	136.36%	0.00%

Asset Quality Data (7) (8) (9)
Non-performing loans to total loans	2.60%	2.23%	1.94%	2.60%	1.94%
Covered non-performing loans to total non-performing loans	55.76%	27.14%	19.98%	55.76%	19.98%
Non-performing assets to total assets	2.27%	2.53%	3.05%	2.27%	3.05%
Covered non-performing assets to total non-performing assets	59.51%	41.70%	43.12%	59.51%	43.12%
Allowance for loan losses to total loans	0.66%	0.84%	0.91%	0.66%	0.91%
Allowance for loan losses to total non-covered loans	0.83%	1.26%	1.44%	0.83%	1.44%
Allowance for loan losses to non-performing loans	25.20%	37.64%	46.52%	25.20%	46.52%
Net charge-offs to average loans	0.20%	1.00%	1.03%	0.58%	1.26%

(1)	Ratios are annualized.

(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation on page 47.

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

About Non-GAAP Financial Measures
Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” and “tangible common equity,” are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles, or “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

	As of and for the three months ended
	September 30, 2013	December 31, 2012	September 30, 2012
Total stockholders’ equity	$1,031,250	$1,090,559	$1,095,835
Less: goodwill	(59,630)	(59,630)	(59,630)
Add: deferred tax liability related to goodwill	4,284	3,121	2,733
Less: intangible assets, net	(23,566)	(27,575)	(28,901)
Tangible common equity (1)	$952,338	$1,006,475	$1,010,037

Total assets	$5,161,969	$5,410,775	$5,522,826
Less: goodwill	(59,630)	(59,630)	(59,630)
Add: deferred tax liability related to goodwill	4,284	3,121	2,733
Less: intangible assets, net	(23,566)	(27,575)	(28,901)
Tangible assets (1)	$5,083,057	$5,326,691	$5,437,028

Total stockholders’ equity to total assets	19.98%	20.16%	19.84%
Less: impact of goodwill and intangible assets, net	-1.24%	-1.27%	-1.26%
Tangible common equity to tangible assets (1)	18.74%	18.89%	18.58%

Common book value per share calculations:
Total stockholders' equity	$1,031,250	$1,090,559	$1,095,835
Divided by: ending shares outstanding	51,213,044	52,327,672	52,191,239
Common book value per share	$20.14	$20.84	$21.00

Tangible common book value per share calculations:
Tangible common equity	$952,338	$1,006,475	$1,010,037
Divided by: ending shares outstanding	51,213,044	52,327,672	52,191,239
Tangible common book value per share (1)	$18.60	$19.23	$19.35

Tangible common book value per share, excluding accumulated other comprehensive income (loss) calculations:
Tangible common equity	$952,338	$1,006,475	$1,010,037
Less: accumulated other comprehensive income (loss)	142	(40,573)	(46,752)
Tangible common book value, excluding accumulated other comprehensive income (loss)	952,480	965,902	963,285
Divided by: ending shares outstanding	51,213,044	52,327,672	52,191,239
Tangible common book value per share, excluding accumulated other comprehensive income (loss)(1)	$18.60	$18.46	$18.46

(1) During the three months ended September 30, 2013, we modified the calculation of tangible common book value to adjust for goodwill net of deferred tax liabilities, driven by the asset purchase structure used in our bank acquisitions. All prior periods have been restated.

	As of and for the three months ended			As of and for the nine months ended
	September 30, 2013	December 31, 2012	September 30, 2012	September 30, 2013	September 30, 2012
Return on average assets	0.07%	0.22%	-0.56%	0.15%	-0.08%
Add: impact of goodwill and intangible assets, net	0.00%	0.00%	-0.01%	0.00%	0.00%
Add: impact of core deposit intangible expense, after tax	0.07%	0.06%	0.06%	0.07%	0.05%
Return on average tangible assets (1)	0.14%	0.28%	-0.51%	0.22%	-0.03%

Return on average equity	0.36%	1.10%	-2.86%	0.74%	-0.43%
Add: impact of goodwill and intangible assets, net	0.03%	0.08%	-0.24%	0.06%	-0.04%
Add: impact of core deposit intangible expense, after tax	0.34%	0.32%	0.32%	0.33%	0.32%
Return on average tangible common equity (1)	0.73%	1.50%	-2.78%	1.13%	-0.15%

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
During the nine months ended September 30, 2013, we began entering into agreements with certain financial institutions whereby we purchase securities under agreements to resell as of a specified future date at a specified price plus accrued interest. The securities purchased under agreements to resell are carried at the contractual amounts at which the securities will subsequently be resold, including accrued interest. The securities are pledged as collateral by the counterparties and are held by a third party custodian. The collateral is valued daily and additional collateral may be obtained or refunded as necessary to maintain full collateralization of these transactions.
During the nine months ended September 30, 2013, we began entering into interest rate swaps. The existing interest rate derivatives result from a service provided to certain qualifying clients and, therefore, are not used to manage interest rate risk in our assets or liabilities and therefore are not considered hedges. We manage a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.
There have been no other significant changes to the application of critical accounting policies since December 31, 2012.
Financial Condition
Total assets at September 30, 2013 were $5.2 billion compared to $5.4 billion at December 31, 2012, a decrease of $0.2 billion. The decrease in total assets was largely driven by a decrease in non-strategic loan balances of $297.4 million, which was a reflection of our workout progress on troubled loans (many of which were covered) that we acquired. We also originated $469.8 million of loans during the nine months ended September 30, 2013, which offset normal client payments and grew the loan balances in our strategic portfolio at an annualized rate of 24.7%. We coupled the total loan balance decrease of $89.9 million with a $249.2 million decrease in total deposits, as we sought to retain only those depositors who were interested in time deposits at market rate and developing a banking relationship and continued our focus on migrating toward a client-based deposit mix with higher concentrations of lower cost demand, savings and money market (“transaction”) deposits. We also utilized available cash and purchased $938.5 million of investment securities during the nine months ended September 30, 2013. Our FDIC indemnification asset decreased $28.8 million during the nine months ended September 30, 2013 as a result of $24.5 million of payments from and claims submitted to the FDIC for reimbursement on continued workout progress on our covered loans and OREO, coupled with an increase in actual and expected cash flows on our covered assets. These increases in cash flows also contributed to a net reclassification of $50.1 million of non-accretable difference to accretable yield during the period, which is being accreted to income over the remaining life of the loans.

Investment Securities
Available-for-sale
Total investment securities available-for-sale were $1.9 billion at September 30, 2013, compared to $1.7 billion at December 31, 2012, an increase of $0.2 billion, or 10.0%. During the nine months ended September 30, 2013, we purchased $694.0 million of available-for-sale mortgage backed securities, which was partially offset by $456.1 million of maturities and paydowns. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated (in thousands):

	September 30, 2013				December 31, 2012
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield
U.S. Treasury securities	$—	$—	0.00%	0.00%	$300	$300	0.02%	0.13%
Asset backed securities	20,091	20,098	1.06%	0.61%	89,881	90,003	5.24%	0.61%
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	514,584	523,183	27.68%	2.04%	658,169	678,017	39.46%	2.03%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,376,453	1,346,262	71.24%	1.78%	931,979	949,289	55.26%	2.13%
Other securities	419	419	0.02%	0.00%	419	419	0.02%	0.00%
Total investment securities available-for-sale	$1,911,547	$1,889,962	100.00%	1.83%	$1,680,748	$1,718,028	100.00%	2.01%
As of September 30, 2013, approximately 98.9% of the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.
At September 30, 2013, adjustable rate securities comprised 7.8% of the available-for-sale MBS portfolio and the remainder of the portfolio was comprised of fixed rate securities with 10 to 30 year maturities, with a weighted average coupon of 2.2% per annum.
The available-for-sale investment portfolio included $21.6 million of net unrealized losses and $37.3 million of net unrealized gains, at September 30, 2013 and December 31, 2012, respectively, inclusive of $20.7 million of unrealized gains and $321.0 thousand of unrealized losses, respectively. The change from a net unrealized gain at December 31, 2012 to a net unrealized loss at September 30, 2013 is primarily driven by rising interest rates during the period. We do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.
The table below summarizes the contractual maturities of our available-for-sale investment portfolio as of September 30, 2013 (in thousands):

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Other securities		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Asset backed securities	$—	0.00%	$20,098	0.62%	$—	0.00%	$—	0.00%	$—	0.00%	$20,098	0.62%
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	9	1.54%	194,408	1.32%	328,766	2.47%	—	0.00%	523,183	2.04%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	—	0.00%	12,167	2.50%	1,334,095	1.77%	—	0.00%	1,346,262	1.78%
Other securities	—	0.00%	—	0.00%	—	0.00%	—	0.00%	419	0.00%	419	0.00%
Total investment securities available-for-sale	$—	0.00%	$20,107	0.62%	$206,575	1.39%	$1,662,861	1.91%	$419	0.00%	$1,889,962	1.83%
The estimated weighted average life of the available-for-sale MBS portfolio as of September 30, 2013 and December 31, 2012 was 4.4 years and 3.4 years, respectively, the extension of which was largely due to slower expected prepayment speeds in response to the higher interest rate environment at September 30, 2013 compared to December 31, 2012. This estimate is based on various assumptions, including repayment characteristics, and actual results may differ. As of September 30, 2013, the duration of the total available-for-sale investment portfolio was 4.0 years and the asset-backed securities portfolio within the available-for-sale investment portfolio had a duration of 0.2 year.

 Held-to-maturity
At September 30, 2013, we held $664.7 million of held-to-maturity investment securities, compared to $577.5 million at December 31, 2012, an increase of $87.2 million or 15.1%. During the nine months ended September 30, 2013 we purchased $244.5 million held-to-maturity securities. Held-to-maturity investment securities are summarized as follows as of the date indicated (in thousands):

	September 30, 2013
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$530,406	$533,464	80.27%	3.26%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	134,311	131,114	19.73%	1.69%
Total investment securities held-to-maturity	$664,717	$664,578	100.00%	2.94%
The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.
At September 30, 2013 and December 31, 2012, the fair value of the held-to-maturity investment portfolio was $664.6 million and $584.6 million, inclusive of $0.1 million of unrealized losses and $7.1 million of unrealized gains, respectively. The table below summarizes the contractual maturities, as of the last scheduled repayment date, of our held-to-maturity investment portfolio as of September 30, 2013 (in thousands):

	Amortized Cost	Weighted Average Yield
Due in one year or less	$—	0.00%
Due after one year through five years	—	0.00%
Due after five years through ten years	19,012	2.03%
Due after ten years	645,705	2.97%
Other securities	—	0.00%
Total	$664,717	2.94%
The estimated weighted average life of the held-to-maturity investment portfolio as of September 30, 2013 and December 31, 2012 was 4.3 years and 3.8 years, respectively. As of September 30, 2013, the duration of the total held-to-maturity investment portfolio was 3.9 years and the duration of the entire investment securities portfolio was 4.0 years.

Non-marketable securities
Non-marketable securities include Federal Reserve Bank stock and FHLB stock. At September 30, 2013 and December 31, 2012, we held $25.0 million of Federal Reserve Bank stock and at September 30, 2013 and December 31, 2012 we also held $6.7 million and $8.0 million of FHLB stock, respectively. We hold these securities in accordance with debt and regulatory requirements. These are restricted securities which lack a market and are therefore carried at cost.
Loans Overview
Our loan portfolio at September 30, 2013 was comprised of loans that were acquired in connection with our four acquisitions to date, in addition to new loans that we have originated. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transaction are covered by loss sharing agreements with the FDIC.
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
Consistent with differences in the accounting, the loan portfolio is presented in two categories: (i) ASC 310-30 loans and (ii) non 310-30 loans. The portfolio is further stratified based on (i) loans covered by FDIC loss sharing agreements, or “covered loans,” and (ii) loans that are not covered by FDIC loss sharing agreements, or “non-covered loans.” Additionally, inherent in the nature of acquiring troubled banks, only certain of our acquired clients conform to our long-term business model of in-market, relationship-oriented banking clients. We have developed a management tool to evaluate the progress of working out the troubled loans acquired in our FDIC-assisted acquisitions and the progress of organic loan growth, whereby we have designated loans as “strategic” or “non-strategic.” Strategic loans include all originated loans in addition to those acquired loans inside our operating markets that meet our credit risk profile. Identification as strategic for acquired loans was made at the time of acquisition. Criteria utilized in the designation of a loan as “strategic” include (a) geography, (b) total relationship with borrower and (c) credit metrics commensurate with our current underwriting standards. At September 30, 2013, strategic loans totaled $1.3 billion and had strong credit quality as represented by a non-performing loans ratio of 0.75%. We believe this presentation of our loan portfolio provides a meaningful basis to understand the underlying drivers of changes in our loan portfolio balances.
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
The table below shows the loan portfolio composition and the breakdown of the portfolio between ASC 310-30 loans, non 310-30 loans, along with the amounts that are covered and non-covered, at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	ASC 310-30 Loans	Non 310-30 Loans	Total Loans	% of Total
Commercial	$68,250	$272,114	$340,364	19.5%
Commercial real estate	325,701	288,752	614,453	35.3%
Agriculture	37,882	117,464	155,346	8.9%
Residential real estate	72,409	523,160	595,569	34.2%
Consumer	8,768	28,313	37,081	2.1%
Total	$513,010	$1,229,803	$1,742,813	100.0%
Covered	$309,380	$56,966	$366,346	21.0%
Non-covered	203,630	1,172,837	1,376,467	79.0%
Total	$513,010	$1,229,803	$1,742,813	100.0%

	December 31, 2012
	ASC 310-30 Loans	Non 310-30 Loans	Total Loans	% of Total
Commercial	$83,169	$187,419	$270,588	14.8%
Commercial real estate	566,035	238,964	804,999	43.9%
Agriculture	47,733	125,674	173,407	9.5%
Residential real estate	106,100	427,277	533,377	29.1%
Consumer	18,984	31,347	50,331	2.7%
Total	$822,021	$1,010,681	$1,832,702	100.0%
Covered	$527,948	$80,274	$608,222	33.2%
Non-covered	294,073	930,407	1,224,480	66.8%
Total	$822,021	$1,010,681	$1,832,702	100.0%
Strategic loans comprised 76.3% of the total loan portfolio at September 30, 2013, compared to 61.2% at December 31, 2012. The table below shows the loan portfolio composition categorized between strategic and non-strategic at the respective dates (in thousands):

	September 30, 2013			December 31, 2012
	Strategic	Non-Strategic	Total	Strategic	Non-Strategic	Total
Commercial	$262,384	$77,980	$340,364	$163,193	$107,395	$270,588
Commercial real estate	326,679	287,774	614,453	278,907	526,092	804,999
Agriculture	144,784	10,562	155,346	160,963	12,444	173,407
Residential real estate	561,770	33,799	595,569	474,769	58,608	533,377
Consumer	34,002	3,079	37,081	44,266	6,065	50,331
Total	$1,329,619	$413,194	$1,742,813	$1,122,098	$710,604	$1,832,702
Total loans decreased $89.9 million from December 31, 2012, ending at $1.7 billion at September 30, 2013. The 4.9% decrease in total loans was primarily driven by a $297.4 million decrease in our non-strategic loan portfolio as our enterprise-level, dedicated special asset resolution team successfully worked out non-strategic loans acquired in our FDIC-assisted transactions, coupled with the repayment of non-strategic loans that do not conform to our business model of in-market, relationship-oriented loans with credit metrics commensurate with our current underwriting standards. Strategic loans increased $207.5 million, or 24.7% annualized, at September 30, 2013 compared to December 31, 2012, driven by strong originations. We successfully increased our balances in our strategic commercial, commercial real estate and residential real estate portfolios as we continued to generate new relationships with individuals and small to mid-sized businesses.
Commercial loans consist of loans made to finance business operations and are secured by inventory or other business-related collateral such as accounts receivable or equipment. Commercial real estate loans include loans on 1-4 family construction properties, owner-occupied and non-owner-occupied commercial properties such as office buildings, shopping centers, or free standing commercial properties, multi-family properties and raw land development loans. Agriculture loans include loans on farm equipment and farmland loans. Residential real estate loans include 1-4 family closed and open end loans, in both senior and junior collateral positions. Consumer loans include both secured and unsecured loans.
New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. New loan originations of $469.8 million were up $175.2 million, or 59.5% from the same period of the prior year as a result of the deployment of bankers and the development of our market presence. The following table represents new loan originations for the last five quarters (in thousands):

	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter
	2013	2013	2013	2012	2012
Commercial	$80,833	$24,982	$15,150	$30,988	$25,640
Commercial real estate	50,081	31,553	36,749	20,993	11,135
Agriculture	5,689	22,901	9,446	28,978	24,328
Residential real estate	51,749	86,161	45,808	52,778	60,320
Consumer	3,326	3,157	2,211	6,025	6,505
Total	$191,678	$168,754	$109,364	$139,762	$127,928

The tables below show the contractual maturities of our loans for the dates indicated (in thousands):

	September 30, 2013
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$107,084	$201,283	$31,997	$340,364
Commercial real estate	174,669	290,996	148,788	614,453
Agriculture	42,098	67,092	46,156	155,346
Residential real estate	39,407	57,208	498,954	595,569
Consumer	14,210	16,089	6,782	37,081
Total loans	$377,468	$632,668	$732,677	$1,742,813
Covered	$184,437	$138,460	$43,449	$366,346
Non-covered	193,031	494,208	689,228	1,376,467
Total loans	$377,468	$632,668	$732,677	$1,742,813
	December 31, 2012
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$83,093	$147,356	$40,139	$270,588
Commercial real estate	403,179	277,625	124,195	804,999
Agriculture	41,205	77,683	54,519	173,407
Residential real estate	62,712	73,941	396,724	533,377
Consumer	23,842	17,668	8,821	50,331
Total loans	$614,031	$594,273	$624,398	$1,832,702
Covered	$350,339	$198,373	$59,510	$608,222
Non-covered	263,692	395,900	564,888	1,224,480
Total loans	$614,031	$594,273	$624,398	$1,832,702

The interest rate sensitivity of loans with maturities over one year is as follows at the dates indicated (in thousands):

	September 30, 2013
	Fixed	Variable	Total
Commercial	$70,915	$162,365	$233,280
Commercial real estate	185,932	253,852	439,784
Agriculture	56,674	56,574	113,248
Residential real estate	323,461	232,701	556,162
Consumer	12,759	10,112	22,871
Total loans with > 1 year maturity	$649,741	$715,604	$1,365,345
Covered	$41,730	$140,179	$181,909
Non-covered	608,011	575,425	1,183,436
Total loans with > 1 year maturity	$649,741	$715,604	$1,365,345
	December 31, 2012
	Fixed	Variable	Total
Commercial	$51,171	$136,324	$187,495
Commercial real estate	161,200	240,620	401,820
Agriculture	60,194	72,008	132,202
Residential real estate	247,321	223,344	470,665
Consumer	15,295	11,194	26,489
Total loans with > 1 year maturity	$535,181	$683,490	$1,218,671
Covered	$73,925	$183,958	$257,883
Non-covered	461,256	499,532	960,788
Total loans with > 1 year maturity	$535,181	$683,490	$1,218,671
Accretable Yield
The fair value adjustments assigned to loans that are accounted for under ASC 310-30 include both accretable yield and a non-accretable difference that are based on expected cash flows from the loans. Accretable yield is the excess of a pool's cash flows expected to be collected over the recorded balance of the related pool of loans. The non-accretable difference represents the expected shortfall in future cash flows from the contractual amount due in respect of each pool of such loans. Similar to the entire fair value adjustment for loans outside the scope of ASC 310-30, the accretable yield is accreted into income over the estimated remaining life of the loans in the applicable pool. Contractual fees not expected to be collected are not included in ASC 310-30 contractual cash flows. Should fees be subsequently collected, the cash flows are accounted for as non 310-30 fee income in the period they are received.
Below is the composition of the net book value for loans accounted for under ASC 310-30 at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Contractual cash flows	$1,075,652	$1,444,279
Non-accretable difference	(426,101)	(488,673)
Non-accretable difference on retired pools	(12,455)	—
Accretable yield	(124,086)	(133,585)
Loans accounted for under ASC 310-30	$513,010	$822,021
Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, we evaluate the credit profile, contractual interest rates, collateral values and expected prepayments of the loan pools. Prepayment assumptions are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans were fixed or variable rate loans. Decreases to the expected future cash flows in the applicable pool generally result in an immediate provision for loan losses charged to the consolidated statements of operations. Conversely, increases in the expected future cash flows in the applicable pool result in a transfer from the non-accretable difference to the accretable yield, and have a positive impact on accretion income prospectively. This re-measurement process resulted in the following changes to the accretable yield during the nine months ended September 30, 2013 and 2012 (in thousands):

	September 30, 2013	September 30, 2012
Accretable yield beginning balance	$133,585	$186,494
Reclassification from non-accretable difference	55,351	46,974
Reclassification to non-accretable difference	(5,234)	(8,348)
Accretion	(59,616)	(76,252)
Accretable yield ending balance	$124,086	$148,868

The accretable yield of $124.1 million at September 30, 2013 includes $1.4 million of accretable yield related to the loan pool that was put on non-accrual status during the nine months ended September 30, 2013.  This accretable yield is not being accreted to income and the recognition will be deferred until full recovery of the carrying value of this pool is realized.

During the nine months ended September 30, 2013 one of the loans pools accounted for under ASC 310-30 paid off early. The early pay off of this pool resulted in an immediate recognition of $2.5 million of accretion, which is included in the $59.6 million of accretion in the above table.
We re-measure the expected cash flows of all 28 of the accruing loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. Increases in expected cash flows are reflected as an increase in the accretion rates as well as an increased amount of accretable yield that will be recognized over the expected remaining lives of the underlying loan pools. During the nine months ended September 30, 2013 and 2012, we reclassified $50.1 million, and $38.6 million, net, from non-accretable difference to accretable yield, respectively. The re-measurements also resulted in $1.0 million and $17.4 million of net impairment during the same respective periods. The impairments during the nine months ended September 30, 2013 were primarily driven by our commercial real estate and residential real estate pools. These impairments are reflected in provision for loan loss in the consolidated statement of operations.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At September 30, 2013 and 2012, our total remaining accretable yield and fair value mark was as follows (in thousands):

	September 30, 2013	September 30, 2012
Remaining accretable yield on loans accounted for under ASC 310-30	$124,086	$148,868
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	12,834	23,144
Total remaining accretable yield and fair value mark	$136,920	$172,012
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

The categories, and the respective loss thresholds and coverage amounts related to the Hillcrest Bank loss sharing agreement are as follows (in thousands):

Commercial			Single family
Tranche	Loss Threshold	Loss-Coverage Percentage	Tranche	Loss Threshold	Loss-Coverage Percentage
1	Up to $295,592	60%	1	Up to $4,618	60%
2	$295,593-405,293	0%	2	$4,618-8,191	30%
3	>$405,293	80%	3	>$8,191	80%
The categories, and the respective loss thresholds and coverage amounts related to the Community Banks of Colorado loss sharing agreement are as follows (in thousands):

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
As of September 30, 2013, we had incurred $203.4 million of losses on our Hillcrest Bank covered assets since the beginning of the loss sharing agreement as measured by the FDIC's book value, substantially all of which was related to the commercial assets. Additionally, as of September 30, 2013, we had incurred approximately $144.0 million of losses related to our Community Banks of Colorado loss sharing agreement. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.
Asset Quality
All of the assets acquired in our acquisitions were marked to fair value at the date of acquisition, and the fair value adjustments to loans included a credit quality component. We utilize traditional credit quality metrics to evaluate the overall credit quality of our loan portfolio; however, our credit quality ratios are limited in their comparability to industry averages or to other financial institutions because:
1. Any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments; and
2. 59.5% of our non-performing assets (by dollar amount) at September 30, 2013 were covered by loss sharing agreements with the FDIC.
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

Our internal risk rating system uses a series of grades which reflect our assessment of the credit quality of covered and non-covered loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements. Loans that are perceived to have acceptable risk are categorized as “pass” loans. “Special mention” loans represent loans that have potential credit weaknesses that deserve close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower's ability to meet debt service requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “substandard” have a well-defined credit weakness and are inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. Although these loans are identified as potential problem loans, they may never become non-performing. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes that collection of payments in accordance with the terms of the loan agreement are highly questionable and improbable. Doubtful loans are deemed impaired and put on non-accrual status.
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
Non-performing Assets
Non-performing assets consist of covered and non-covered non-accrual loans, accruing loans 90 days or more past due, troubled debt restructurings, OREO and other repossessed assets. However, loans and troubled debt restructurings accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Our non-performing assets included $25.3 million and $11.1 million of covered loans at September 30, 2013 and December 31, 2012, respectively, and $44.1 million and $45.5 million of covered OREO at September 30, 2013 and December 31, 2012, respectively. In addition to being covered by loss sharing agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.
As of September 30, 2013 and December 31, 2012, 60.3% and 64.2%, respectively, of loans accounted for under ASC 310-30 were covered by the FDIC loss sharing agreements. Loans accounted for under ASC 310-30 were recorded at fair value based on cash flow projections that considered the deteriorated credit quality and expected losses. These loans are accounted for on a pool basis and any non-payment of contractual principal or interest is considered in our periodic re-estimation of the expected future cash flows. To the extent that we decrease our cash flow projections, we record an immediate impairment expense through the provision for loan losses. We recognize any increases to our cash flow projections on a prospective basis through an increase to the pool's yield over its remaining life once any previously recorded impairment expense has been recouped. As a result of this accounting treatment, these pools may be considered to be performing, even though some or all of the individual loans within the pools may be contractually past due.
During the nine months ended September 30, 2013, we identified one covered commercial and industrial loan pool accounted for under ASC 310-30 with a balance of $16.9 million at September 30, 2013, for which the cash flows were no longer reasonably estimable. In accordance with the guidance in ASC 310-30, this pool was put on non-accrual status.  As a result, we have ceased recognition of accretable yield to interest income on this loan pool. Income will now be recognized on this pool only after full recovery of the carrying value of the pool. This pool is now considered a non-performing asset and drove the increase in non-performing loans to 2.60% of total loans at September 30, 2013 from 2.23% at December 31, 2012.
All other loans accounted for under ASC 310-30 were classified as performing assets at September 30, 2013 and December 31, 2012, as the carrying values of the respective loan or pool of loans cash flows were considered estimatable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all other acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented (in thousands):

	September 30, 2013			December 31, 2012
	Non-Covered	Covered	Total	Non-Covered	Covered	Total
Non-accrual loans:
Commercial	$655	$17,490	$18,145	$1,466	$3,034	$4,500
Commercial real estate	6,185	316	6,501	10,216	1,453	11,669
Agriculture	156	47	203	207	44	251
Residential real estate	4,344	1,407	5,751	4,894	1,514	6,408
Consumer	251	—	251	291	—	291
Total non-accrual loans	11,591	19,260	30,851	17,074	6,045	23,119
Loans past due 90 days or more and still accruing interest:
Commercial	—	—	—	—	—	—
Commercial real estate	148	—	148	—	—	—
Agriculture	—	—	—	—	—	—
Residential real estate	—	—	—	22	—	22
Consumer	21	—	21	3	—	3
Total accruing loans 90 days past due	169	—	169	25	—	25
Accruing restructured loans (1)	8,286	6,004	14,290	12,673	5,047	17,720
Total non-performing loans	20,046	25,264	45,310	29,772	11,092	40,864
OREO	26,671	44,082	70,753	49,297	45,511	94,808
Other repossessed assets	784	481	1,265	800	531	1,331
Total non-performing assets	$47,501	$69,827	$117,328	$79,869	$57,134	$137,003
Allowance for loan losses			$11,419			$15,380
Total non-performing loans to total non-covered, total covered, and total loans, respectively	1.46%	6.90%	2.60%	2.43%	1.82%	2.23%
Total non-performing assets to total assets			2.27%			2.53%
Allowance for loan losses to non-performing loans			25.20%			37.64%

(1)	Includes restructured loans less than 90 days past due and still accruing.
OREO of $70.8 million at September 30, 2013 includes $3.8 million of participant interests in OREO in connection with our repossession of collateral on loans for which we were the lead bank and we have a controlling interest. We have recorded a corresponding payable to those participant banks in other liabilities. The $70.8 million of OREO at September 30, 2013 excludes $10.6 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO.

During the nine months ended September 30, 2013, $32.4 million of OREO was foreclosed on or otherwise repossessed and $54.7 million of OREO was sold, including $1.5 million of non-covered gains and $5.9 million of covered gains that are subject to reimbursement to the FDIC at the applicable loss-share coverage percentage. OREO write-downs of $9.1 million were recorded during the nine months ended September 30, 2013, of which $6.6 million, or 72.5%, were covered by FDIC loss-sharing agreements. OREO balances decreased $24.1 million during the nine months ended September 30, 2013 to $70.8 million, 62.3% of which was covered by FDIC loss-sharing agreements, compared to OREO balances of $94.8 million at December 31, 2012, $45.5 million, or 48.0%, of which was covered by the FDIC loss-sharing agreements.

Past Due Loans
Past due status is monitored as an indicator of credit deterioration. Covered and non-covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are generally considered to be performing as is further described above under “Non-Performing Assets.” The one covered loan pool accounted for under ASC 310-30 that was put on non-accrual during the nine months ended September 30, 2013 is included in non-accrual loans. The table below shows the past due status of loans accounted for under ASC 310-30 and loans not accounted for under ASC 310-30, based on contractual terms of the loans as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	ASC 310-30 Loans	Non ASC 310-30 Loans	Total Loans	ASC 310-30 Loans	Non ASC 310-30 Loans	Total Loans
Loans 30-89 days past due and still accruing interest	$27,900	$2,247	$30,147	$18,412	$4,581	$22,993
Loans 90 days past due and still accruing interest	62,324	169	62,493	146,761	25	146,786
Non-accrual loans	16,857	13,994	30,851	—	23,119	23,119
Total past due and non-accrual loans	$107,081	$16,410	$123,491	$165,173	$27,725	$192,898
Total covered loans	$88,406	$2,642	$91,048	$130,350	$6,172	$136,522
Total past due and non-accrual loans to total ASC 310-30 loans, total non 310-30 loans and total loans, respectively	20.87%	1.33%	7.09%	20.09%	2.74%	10.53%
Total non-accrual loans to total ASC 310-30 loans, total non 310-30 loans, and total loans, respectively	3.29%	1.14%	1.77%	0.00%	2.29%	1.26%
% of total past due and non-accrual loans that carry fair value adjustments	100.00%	38.65%	91.85%	100.00%	57.78%	93.93%
% of total past due and non-accrual loans that are covered by FDIC loss sharing agreements	82.56%	16.10%	73.73%	78.92%	22.26%	70.77%

During the nine months ended September 30, 2013, total past due and non-accrual loans increased slightly for loans accounted for under ASC 310-30 to 20.87% at September 30, 2013 from 20.09% of total loans accounted for under ASC 310-30 at December 31, 2012. Total past due and non-accrual loans not accounted for under ASC 310-30 improved significantly to 1.33% at September 30, 2013 from 2.74% at December 31, 2012 driven by a decline in non-accrual loans. Total loans 30 days or more past due and still accruing interest and non-accrual loans represented 7.09% of total loans as of September 30, 2013 compared to 10.53% at December 31, 2012. Loans 30-89 days past due and still accruing interest increased $7.2 million at September 30, 2013 compared to December 31, 2012. Loans 90 days or more past due and still accruing interest decreased $84.3 million at September 30, 2013 compared to December 31, 2012. The collective decrease in past due loans of $77.1 million is reflective of improved credit quality in the broader loan portfolio and the successful workout strategies employed by our special assets division during the period. Non-accrual loans increased $7.7 million from December 31, 2012 to September 30, 2013 primarily due to the addition of the covered commercial and industrial loan pool accounted for under ASC 310-30, totaling $16.9 million, to non-accrual status during the period. Non-accrual loans not accounted for under ASC 310-30 decreased $9.1 million during the period primarily due to resolution of certain assets and foreclosures during the period. The non-accrual loans are primarily secured by real estate both in and outside of our market areas.

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
Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically re-estimated and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses and, for loans covered by loss sharing agreements with the FDIC, a related adjustment to the FDIC indemnification asset for the portion of the loss that is covered by the loss sharing agreements. If the re-estimated expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the nine months ended September 30, 2013 and 2012, these re-estimations resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, is reflected in increased accretion as well as an increased amount of accretable yield and is recognized over the expected remaining lives of the underlying loans as an adjustment to yield.
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
During the three and nine months ended September 30, 2013, we recorded $0.7 million and $2.5 million of provision for loan losses for loans not accounted for under ASC 310-30, respectively, as we provided for $0.6 million and $3.4 million of net loan charge-offs and credit risks inherent in the non 310-30 balances. During the nine months ended September 30, 2013, $1.5 million, $0.8 million, and $0.7 million of the $3.4 million of net charge-offs were from the commercial, commercial real estate, and residential real estate segments, respectively. At September 30, 2013, there were eight impaired loans that carried specific reserves totaling $0.6 million compared to ten impaired loans that carried specific reserves totaling $1.9 million at December 31, 2012.
During the three months ended September 30, 2013, two loans pools accounted for under ASC 310-30 had previous valuation allowances of $0.9 million that were reversed as a result of an increase in expected cash flows. In addition, two pools had net impairments of $0.6 million as a result of decreases in expected cash flows, resulting in a net reversal of provision of $0.3 million.
During the nine months ended September 30, 2013, two loans pools accounted for under ASC 310-30 had previous valuation allowances of $1.3 million that were reversed as a result of an increase in expected cash flows. The remaining pools had net impairments of $2.3 million as a result of decreases in expected cash flows, resulting in a net of provision of $1.0 million.
Within the commercial real estate segment, $2.8 million of ASC 310-30 loans were charged-off during the nine months ended September 30, 2013. This resulted in an ending ALL for ASC 310-30 loans of $1.6 million at September 30, 2013, compared to $4.7 million at December 31, 2012.
During the three and nine months ended September 30, 2012, we recorded provisions for loan losses of $3.7 million and $17.4 million, respectively, as a result of net decreases in expected cash flow on loans accounted for under ASC 310-30. Additionally, we charged off $12.5 million, net of recoveries, of loans accounted for under ASC Topic 310-30 during the nine months ended

September 30, 2012, $11.4 million of which was from the commercial real estate segment. This resulted in an ending ALL for ASC 310-30 loans of $7.1 million at September 30, 2012.
During the three and nine months ended September 30, 2012, we recorded $1.6 million and $7.9 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30 as we provided for net loan charge-offs and risks inherent in the September 30, 2012 non 310-30 balances. Of the $6.9 million of net charge-offs during the nine months ended September 30, 2012, $2.8 million was in the commercial segment and $2.4 million was in the commercial real estate segment.
After considering the abovementioned factors, we believe that the ALL of $11.4 million and $15.4 million was adequate to cover probable losses inherent in the loan portfolio at September 30, 2013 and December 31, 2012, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.
The following schedule presents, by class stratification, the changes in the ALL during the three months ended September 30, 2013 and 2012 (in thousands):

	September 30, 2013			September 30, 2012
	ASC 310-30 Loans	Non 310-30 Loans	Total	ASC 310-30 Loans	Non 310-30 Loans	Total
Beginning allowance for loan losses	$2,195	$9,652	$11,847	$7,259	$10,035	$17,294
Charge-offs:
Commercial	—	(401)	(401)	(1)	(297)	(298)
Commercial real estate	—	—	—	(3,500)	(35)	(3,535)
Agriculture	(221)	—	(221)	(144)	—	(144)
Residential real estate	(57)	(117)	(174)	(169)	(351)	(520)
Consumer	—	(276)	(276)	—	(566)	(566)
Total charge-offs	(278)	(794)	(1,072)	(3,814)	(1,249)	(5,063)
Recoveries	—	207	207	2	—	2
Net charge-offs	(278)	(587)	(865)	(3,812)	(1,249)	(5,061)
Provision for loan loss	(313)	750	437	3,663	1,600	5,263
Ending allowance for loan losses	$1,604	$9,815	$11,419	$7,110	$10,386	$17,496

The following schedule presents, by class stratification, the changes in the ALL during the nine months ended September 30, 2013 and 2012 (in thousands):

	September 30, 2013			September 30, 2012
	ASC 310-30 Loans	Non 310-30 Loans	Total	ASC 310-30 Loans	Non 310-30 Loans	Total
Beginning allowance for loan losses	$4,652	$10,728	$15,380	$2,188	$9,339	$11,527
Charge-offs:
Commercial	(407)	(1,654)	(2,061)	(216)	(3,056)	(3,272)
Commercial real estate	(2,796)	(943)	(3,739)	(11,643)	(2,448)	(14,091)
Agriculture	(221)	—	(221)	(144)	(8)	(152)
Residential real estate	(623)	(741)	(1,364)	(729)	(815)	(1,544)
Consumer	—	(717)	(717)	(19)	(1,161)	(1,180)
Total charge-offs	(4,047)	(4,055)	(8,102)	(12,751)	(7,488)	(20,239)
Recoveries	—	617	617	275	608	883
Net charge-offs	(4,047)	(3,438)	(7,485)	(12,476)	(6,880)	(19,356)
Provision for loan loss	999	2,525	3,524	17,398	7,927	25,325
Ending allowance for loan losses	$1,604	$9,815	$11,419	$7,110	$10,386	$17,496
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.81%	0.43%	0.58%	1.50%	0.98%	1.26%
Ratio of allowance for loan losses to total loans outstanding at period end, respectively	0.31%	0.80%	0.66%	0.73%	1.08%	0.91%
Ratio of allowance for loan losses to total non-covered loans outstanding at period end, respectively	0.79%	0.84%	0.83%	2.06%	1.19%	1.44%
Ratio of allowance for loan losses to total non-performing loans at period end, respectively	9.52%	34.50%	25.20%	0.00%	27.62%	46.52%
Ratio of allowance for loan losses to total non-performing, non-covered loans at period end, respectively	0.00%	48.96%	56.96%	0.00%	34.51%	58.14%
Total loans	$513,010	$1,229,803	$1,742,813	$971,036	$958,490	$1,929,526
Average total loans outstanding during the period	$669,623	$1,068,194	$1,737,817	$1,113,860	$942,231	$2,056,091
Total non-covered loans	$203,630	$1,172,837	$1,376,467	$345,814	$872,683	$1,218,497
Total non-performing loans	$16,857	$28,453	$45,310	$—	$37,606	$37,606
Total non-performing, covered loans	$16,857	$8,407	$25,264	$—	$7,514	$7,514

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented (in thousands):

	September 30, 2013
	Total Loans	% of total Loans	Related ALL	% of ALL
Commercial	$340,364	19.5%	$2,735	24.0%
Commercial real estate	614,453	35.3%	2,223	19.5%
Agriculture	155,346	8.9%	1,107	9.7%
Residential real estate	595,569	34.2%	4,898	42.8%
Consumer and overdrafts	37,081	2.1%	456	4.0%
Total	$1,742,813	100.0%	$11,419	100.0%
	December 31, 2012
	Total Loans	% of total Loans	Related ALL	% of ALL
Commercial	$270,588	14.8%	$2,798	18.2%
Commercial real estate	804,999	43.9%	7,396	48.1%
Agriculture	173,407	9.5%	592	3.8%
Residential real estate	533,377	29.1%	4,011	26.1%
Consumer and overdrafts	50,331	2.7%	583	3.8%
Total	$1,832,702	100.0%	$15,380	100.0%
During the nine months ended September 30, 2013, the ALL allocated to commercial real estate declined from 48.1% to 19.5% largely due to $2.8 million in charge-offs in our commercial real estate loans accounted for under ASC 310-30, coupled with a $1.2 million provision reversal related to our commercial real estate ASC 310-30 loans. Previously recorded impairments were recaptured in connection with an improvement in estimated cash flows. The ALL allocated to the residential real estate segment increased to 42.8% from 26.1% during the nine months ended September 30, 2013, which was largely the result of a $1.3 million impairment partially offset by $0.6 million in charge-offs in the residential real estate pool accounted for under ASC 310-30. In the non 310-30 residential real estate category we added $0.9 million of provision for loan growth, which was partially offset by $0.7 million in charge-offs.
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
In the three and nine months ended September 30, 2013, we recognized $4.2 million and $11.8 million, respectively, of negative accretion on the FDIC indemnification asset as the performance of our covered assets improved. The negative accretion resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans as well as an increased amount of accretable yield on our covered loans accounted for under ASC 310-30 and is being recognized over the expected lives of the underlying covered loans as an adjustment to yield. The carrying value of the FDIC indemnification asset was further reduced by $24.5 million during the nine months ended September 30, 2013 as a result of claims filed with the FDIC. During the nine months ended September 30, 2013, we received $77.0 million in loss-share payments from the FDIC. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.

During the three and nine months ended September 30, 2012, we recognized $2.8 million and $9.2 million, respectively, of negative accretion related to the FDIC indemnification asset as a result of improved performance of our covered assets. We also reduced the carrying value of the FDIC indemnification asset by $101.0 million as a result of claims filed with the FDIC during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we received $75.9 million from the FDIC related to losses incurred during the fourth quarter of 2011 and the first and second quarters of 2012.
Within 45 days of the end of each of the loss sharing agreements with the FDIC, we may be required to reimburse the FDIC in the event that our losses on covered assets do not reach the second tranche in each related loss sharing agreement, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At September 30, 2013 and December 31, 2012, this clawback liability was carried at $32.0 million and $31.3 million, respectively, and is included in Due to FDIC in our consolidated statements of financial condition.
Other real estate owned
OREO is comprised of properties acquired through the foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem loans. We have a dedicated, enterprise-level problem asset resolution team that is actively working to resolve problem loans and to obtain and subsequently sell the underlying collateral. OREO includes the interests of several outside participating banks totaling $3.8 million at September 30, 2013 and $5.3 million at December 31, 2012, for which an offsetting liability is recorded in other liabilities. It excludes $10.6 million, for both of the respective periods, of the Company’s minority interests in OREO which are held by outside banks where the Company was not the lead bank and does not have a controlling interest, for which the Company maintains a receivable in other assets.
Of the $70.8 million of OREO at September 30, 2013, $44.1 million, or 62.3%, was covered by the loss sharing agreements with the FDIC. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset. During the three and nine months ended September 30, 2013, we sold $17.0 million and $54.7 million of OREO and realized net gains of $3.5 million and $7.4 million, respectively. We sold $21.3 million and $57.2 million of OREO and realized net gains of $2.8 million and $6.8 million, respectively, during the three and nine months ended September 30, 2012. Changes in OREO during the nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	For the nine months ended September 30,
	2013	2012
Beginning balance	$94,808	$120,636
Transfers from loan portfolio	32,408	67,741
Impairments	(9,142)	(8,638)
Sales	(54,705)	(57,186)
Gain on sale of OREO, net	7,384	6,792
Ending Balance	$70,753	$129,345
Other Assets
Significant components of other assets were as follows as of the periods indicated (in thousands):

	September 30, 2013	December 31, 2012
FDIC indemnification-claimed	$3,651	$59,291
Minority interest in participated other real estate owned	10,627	10,627
Accrued interest on interest bearing bank deposits and investment securities	5,836	5,585
Accrued interest on loans	5,834	7,088
Accrued income taxes receivable and deferred tax asset	49,973	7,274
Other assets	9,421	10,158
Total other assets	$85,342	$100,023

Other assets decreased $14.7 million, or 14.7%, during the nine months ended September 30, 2013. The decrease was largely attributable to a $55.6 million decline in FDIC indemnification-claimed, as payments were received on outstanding loss-share claims submitted to the FDIC. Accrued income taxes receivable and the deferred tax assets increased $42.7 million during the nine months ended September 30, 2013 as a result of declines in unrealized gains on our available-for-sale securities and due to the current recognition of taxable income from the purchase discount related to loans acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado transactions that had previously been deferred for income tax purposes. These deferred gains are recognized for income tax purposes as the loans are collected and as covered loans are worked out through the FDIC indemnification process.
Other Liabilities
Significant components of other liabilities were as follows as of the dates indicated (in thousands):

	September 30, 2013	December 31, 2012
Participant interest in other real estate owned	$3,815	$5,321
Accrued income taxes payable	—	4,972
Accrued interest payable	3,225	4,239
Accrued expenses	15,866	12,263
Warrant liability	5,599	5,461
Other liabilities	2,276	2,285
Total other liabilities	$30,781	$34,541
Other liabilities decreased $3.8 million during the nine months ended September 30, 2013. Included in total other liabilities is accrued income taxes payable which decreased by $5.0 million, primarily due to tax payments made during the period.
During the nine months ended September 30, 2013, we continued to lower the interest rates paid on our deposits, coupled with the shift from higher-cost time deposits to lower cost transaction accounts. The lower cost mix of deposits resulted in a decrease in accrued interest payable of $1.0 million during the period.
Accrued expenses for the nine months ended September 30, 2013 increased $3.6 million, or 29.4%, from December 31, 2012, primarily due to expenses accrued in connection with our announcement to integrate 32 limited-service retirement center locations (acquired in our 2010 purchase of Hillcrest Bank) and exit four banking centers in Northern California (acquired in our 2011 purchase of Community Banks of Colorado). Additionally, participant interests in other real estate owned, which represents participant banks' interests in properties that we have repossessed, decreased $1.5 million. These participant interests are also reflected in our other real estate owned balances.
We have outstanding warrants to purchase 830,750 shares of our common stock, which are classified as a liability and included in other liabilities in our consolidated statements of financial condition. The warrants were granted to certain lead stockholders and all warrants have an exercise price of $20.00 per share. The term of the warrants is for ten years and the expiration dates of the warrants range from October 20, 2019 to September 30, 2020. We revalue the warrants at the end of each reporting period using a Black-Scholes model and any change in fair value is reported in the statements of operations as “loss (gain) from change in fair value of warrant liability” in non-interest expense in the period in which the change occurred. The warrant liability increased $0.1 million during the nine months ended September 30, 2013 to $5.6 million. The value of the warrant liability, and the expense that results from an increase to this liability, is correlated to our stock price. Accordingly, an increase in our stock price results in an increase in the warrant liability and the associated expense. More information on the accounting and measurement of the warrant liability can be found in notes 2 and 19 in our audited consolidated financial statements in our 2012 Annual Report on Form 10-K.
Deposits
Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
Non-interest bearing demand deposits	$689,405	17.5%	$677,985	16.1%
Interest bearing demand deposits	430,123	10.9%	529,996	12.6%
Savings accounts	193,305	4.9%	187,339	4.5%
Money market accounts	1,104,280	27.9%	1,052,681	25.1%
Total transaction deposits	2,417,113	61.2%	2,448,001	58.3%
Time deposits < $100,000	1,002,747	25.4%	1,121,757	26.7%
Time deposits > $100,000	531,643	13.4%	630,961	15.0%
Total time deposits	1,534,390	38.8%	1,752,718	41.7%
Total deposits	$3,951,503	100.0%	$4,200,719	100.0%
During the nine months ended September 30, 2013, our total deposits decreased $249.2 million. Since the acquisition of the four problem banks, we have continued to focus our deposit base on clients who are interested in market rate deposits and developing a banking relationship, rather than the highly rate-sensitive time deposit clients of the predecessor banks. As a result, our time deposits decreased $218.3 million, or 12.5%, during the nine months ended September 30, 2013. At September 30, 2013, the mix of transaction deposits to total deposits improved to 61.2% from 58.3% at December 31, 2012. At September 30, 2013 and December 31, 2012, we had $1.1 billion and $1.2 billion, respectively, of time deposits that were scheduled to mature within 12 months. Of the $1.1 billion in time deposits scheduled to mature in within 12 months, $0.4 billion of which were in denominations of $100,000 or more, and $0.8 billion of which were in denominations less than $100,000. Note 8 to the unaudited consolidated interim financial statements provides a maturity schedule and weighted average rates of time deposits outstanding at September 30, 2013 and December 31, 2012.
In connection with our FDIC-assisted bank acquisitions, the FDIC provided Bank of Choice, Hillcrest Bank and Community Banks of Colorado depositors with the right to redeem their time deposits at any time during the life of the time deposit, without penalty, unless the depositor accepts new terms. At September 30, 2013 and December 31, 2012, the Company had approximately $82.6 million and $164.3 million, respectively, of time deposits that were subject to the penalty-free withdrawals.
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
Overview of Results of Operations
We recorded net income of $0.9 million and $5.9 million during the three and nine months ended September 30, 2013, respectively, compared to net losses of $7.9 million and $3.5 million during the three and nine months ended September 30, 2012, respectively. Net interest income declined $4.0 million and $19.3 million from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013, respectively, which resulted from the lower loan balances of ASC 310-30 loans as non-strategic loans were successfully moved to resolution, coupled with lower yields earned on the investment portfolio and on the non 310-30 loan portfolio.
Provision for loan loss expense was $0.4 million and $3.5 million during the three and nine months ended September 30, 2013, respectively, compared to $5.3 million and $25.3 million during the three and nine months ended September 30, 2012, respectively. The decrease in provision was due to lower impairment charges on the ASC 310-30 loan pools due to gross cash flow improvements resulting from the Company's re-measurement of expected future cash flows on those underlying pools, coupled with improved credit quality metrics in the non 310-30 portfolio. Non-interest income was $3.3 million and $17.8 million during the three and nine months ended September 30, 2013, respectively, compared to $8.1 million and $28.4 million during the same periods in 2012. The declines of $4.7 million and $10.6 million during the three and nine months ended September 30, 2013 compared to the same periods in 2012 was largely due to $4.1 million and $8.7 million declines in collective FDIC indemnification asset accretion and FDIC-related income, respectively.
Non-interest expense totaled $46.6 million and $139.7 million during the three and nine months ended September 30, 2013, respectively, compared to $60.0 million and $158.2 million during the three and nine months ended September 30, 2012, respectively. The decline in non-interest expense during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, was largely attributable to expenses in connection with our initial public offering in September 2012, which included of $7.6 million of direct initial public offering related expenses and $4.9 million of stock-based compensation expense. Other decreases in non-interest expense during the aforementioned period included other real estate owned expenses and professional fees of $3.0 million and $1.9 million, respectively, which were partially offset by one-time banking center closure related expenses of $3.4 million, with the announcement to integrate 32 limited-service retirement center locations and exit four banking centers, and the change in the fair value of the warrant liability of $1.6 million, respectively. The decline in non-interest expense of $18.5 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was primarily due to expenses related to our initial public offering mentioned above in addition to decreases of $5.6 million, $4.5 million, and $2.3 million in professional fees, other real estate owned expenses, and problem loan expenses, respectively, as we have steadily worked out many of the acquired troubled loans. The aforementioned decreases for the nine months ended September 30, 2013 were slightly offset with increases during the same period of $3.5 million in occupancy and equipment expense, which was largely due to the additional depreciation of the premises and equipment purchased in the Bank of Choice and Community Banks of Colorado acquisitions, and $3.4 million in one-time banking center closure related expenses.
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

The following tables present the components of net interest income for the periods indicated. The tables include: (i) the average daily balances of interest earning assets and interest bearing liabilities; (ii) the average daily balances of non-interest earning assets and non-interest bearing liabilities; (iii) the total amount of interest income earned on interest earning assets; (iv) the total amount of interest expense incurred on interest bearing liabilities; (v) the resultant average yields and rates; (vi) net interest spread; and (vii) net interest margin, which represents the difference between interest income and interest expense, expressed as a percentage of interest earning assets. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale. Non-accrual and restructured loan balances are included in the average loan balances; however, the forgone interest on non-accrual and restructured loans is not included in the dollar amounts of interest earned. All amounts presented are on a pre-tax basis.

The table below presents the components of net interest income for the three months ended September 30, 2013 and 2012 (in thousands):

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
ASC 310-30 loans	$554,750	$19,603	14.14%	$990,661	$24,008	9.64%
Non 310-30 loans (1)(2)	1,149,312	15,725	5.43%	968,652	16,097	6.61%
Investment securities available-for-sale	1,983,108	8,851	1.79%	1,747,254	9,302	2.12%
Investment securities held-to-maturity	648,799	4,688	2.89%	683,700	5,888	3.43%
Other securities	31,754	388	4.89%	33,067	377	4.54%
Interest earning deposits and securities purchased under agreements to resell	379,537	267	0.28%	595,383	370	0.25%
Total interest earning assets	$4,747,260	$49,522	4.14%	$5,018,717	$56,042	4.44%
Cash and due from banks	60,410			66,467
Other assets	402,496			585,735
Allowance for loan losses	(11,668)			(15,817)
Total assets	$5,198,498			$5,655,102
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,744,705	$1,085	0.25%	$1,696,972	$1,341	0.31%
Time deposits	1,561,552	2,880	0.73%	2,063,622	5,178	1.00%
Securities sold under agreements to repurchase	120,654	42	0.14%	53,073	27	0.20%
Total interest bearing liabilities	$3,426,911	$4,007	0.46%	$3,813,667	$6,546	0.68%
Demand deposits	668,400			636,277
Other liabilities	65,219			107,415
Total liabilities	4,160,530			4,557,359
Stockholders’ equity	1,037,968			1,097,743
Total liabilities and stockholders’ equity	$5,198,498			$5,655,102
Net interest income		$45,515			$49,496
Interest rate spread			3.68%			3.76%
Net interest earning assets	$1,320,349			$1,205,050
Net interest margin			3.80%			3.92%
Ratio of average interest earning assets to average interest bearing liabilities	138.53%			131.60%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Non 310-30 loans include loans held-for-sale. Average balances during the three months ended September 30, 2013 and 2012 were $6.1 million and $7.2 million, and interest income was $101 thousand and $102 thousand for the same periods respectively.

Net interest income totaled $45.5 million for the three months ended September 30, 2013 and declined $4.0 million from $49.5 million during the same period in 2012. The net interest margin narrowed 12 basis points from the same period a year ago to 3.80% and the interest rate spread narrowed eight basis points to 3.68%. The year-over-year narrowing of the net interest margin was primarily driven by a 5.41% decrease in average interest earning assets which was largely attributable to $435.9 million in declining average balances on loans accounted for under ASC 310-30 as we continued to actively exit the non-strategic loan portfolio.
Average loans comprised $1.7 billion, or 35.9%, of total average interest earning assets during the three months ended September 30, 2013, compared to $2.0 billion, or 39.0%, of total average interest earning assets during the three months ended September 30, 2012. Loan balances at the beginning of 2012 were reflective of our failed bank acquisitions in the latter-half of 2011 and the decline in average balances is reflective of our exit strategy with respect to the non-strategic loans. The yield on the ASC 310-30 loan portfolio was 14.14% during the three months ended September 30, 2013, compared to 9.64% during the same period the prior year. This 4.5% increase was attributable to the effects of the favorable life-to-date transfers of non-

accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loans, coupled with the early payoff of one loan pool, which resulted in an immediate one-time recognition of $2.5 million of accretable yield during the quarter and added 0.21% to the net interest margin of 3.80%.
Average investment securities comprised 55.4% of total interest earning assets during the three months ended September 30, 2013 compared to 48.4% during the three months ended September 30, 2012, as we have steadily reinvested excess cash into our investment securities portfolio. The continued low interest rate environment and lower re-investment yields have resulted in a 0.44% basis point decline in yields earned on the total investment portfolio during the three months ended September 30, 2013 compared to the same period of the prior year.
Average balances of interest earning liabilities declined $386.8 million from the three months ended September 30, 2012 to the three months ended September 30, 2013, driven by a $502.1 million decline in average time deposits. Since the acquisition of our four problem banks, we have continued to focus our deposit base on clients who are interested in market rate deposits and developing a banking relationship, rather than the highly rate-sensitive time deposit clients of the predecessor banks. The net interest margin benefited from a 0.22% decrease in the cost of interest bearing liabilities as we continued our strategy of transitioning high-priced time deposits to lower-cost transaction accounts. During the three months ended September 30, 2013, total interest expense related to interest bearing liabilities was $4.0 million compared to $6.5 million during the three months ended September 30, 2012, or an average cost of 0.46% and 0.68% during the respective periods. The largest component of interest expense in each period was related to time deposits, which carried an average rate of 0.73% and 1.00% during the three months ended September 30, 2013 and 2012, respectively.
The table below presents the components of net interest income for the nine months ended September 30, 2013 and 2012 (in thousands):

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
ASC 310-30 loans	$669,623	$59,616	11.87%	$1,113,860	$76,251	9.14%
Non 310-30 loans (1)(2)	1,074,396	46,167	5.75%	948,367	53,039	7.47%
Investment securities available-for-sale	1,980,048	26,574	1.79%	1,822,474	34,321	2.52%
Investment securities held-to-maturity	578,413	13,809	3.18%	482,466	12,429	3.44%
Other securities	32,282	1,170	4.83%	31,380	1,142	4.86%
Interest earning deposits and securities purchased under agreements to resell	406,029	762	0.25%	835,543	1,595	0.26%
Total interest earning assets	$4,740,791	$148,098	4.18%	$5,234,090	$178,777	4.56%
Cash and due from banks	60,909			70,108
Other assets	440,709			618,800
Allowance for loan losses	(12,930)			(11,192)
Total assets	$5,229,479			$5,911,806
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,736,981	$3,240	0.25%	$1,690,942	$4,309	0.34%
Time deposits	1,629,059	9,407	0.77%	2,313,238	19,713	1.14%
Securities sold under agreements to repurchase	76,391	80	0.14%	54,860	88	0.21%
Total interest bearing liabilities	$3,442,431	$12,727	0.49%	$4,059,040	$24,110	0.79%
Demand deposits	654,625			634,881
Other liabilities	65,053			122,751
Total liabilities	4,162,109			4,816,672
Stockholders’ equity	1,067,370			1,095,134
Total liabilities and stockholders’ equity	$5,229,479			$5,911,806
Net interest income		$135,371			$154,667
Interest rate spread			3.69%			3.77%
Net interest earning assets	$1,298,360			$1,175,050
Net interest margin			3.82%			3.95%
Ratio of average interest earning assets to average interest bearing liabilities	137.72%			128.95%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Non 310-30 loans include loans held-for-sale. Average balances during the nine months ended September 30, 2013 and 2012 were $6.2 million and $6.1 million, and interest income was $262 thousand and $256 thousand for the same periods respectively.

Net interest income totaled $135.4 million and $154.7 million for the nine months ended September 30, 2013 and 2012, respectively. The net interest margin narrowed 13 basis points from the same period in the prior year from 3.95% to 3.82% and the interest rate spread narrowed 8 basis points to 3.69%. The year-over-year narrowing of the net interest margin was primarily driven by an 9.4% decrease in average interest earning assets which was largely attributable to a $444.2 million decrease in average balances of loans accounted for under ASC 310-30 as we continued to actively exit the non-strategic loan portfolio, coupled with lower yields earned on the investment portfolio and on the non 310-30 loan portfolio.
Average loans comprised $1.7 billion, or 36.8%, of total average interest earning assets during the nine months ended September 30, 2013, compared to $2.1 billion, or 39.4%, during the nine months ended September 30, 2012. The decline in average balances is reflective of our exit strategy of the non-strategic loans. The yield on the ASC 310-30 loan portfolio was 11.87% during the nine months ended September 30, 2013, compared to 9.14% during the same period the prior year. This 2.73% increase was attributable to the effects of the favorable life-to-date transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loans, coupled with the early payoff of one loan pool, which resulted in an immediate recognition of $2.5 million of accretable yield during the nine months ended September 30, 2013, and benefited the net interest margin by 0.07%.
Average investment securities comprised 54.0% of total interest earning assets during the nine months ended September 30, 2013 compared to 44.0% during the nine months ended September 30, 2012, as we have steadily reinvested excess cash into our investment securities portfolio. The continued low interest rate environment and lower re-investment yields have resulted in a 60 basis point decline in yields earned on the total investment portfolio during the nine months ended September 30, 2013 compared to the same period of the prior year.
Average balances of interest bearing liabilities declined $616.6 million from the nine months ended September 30, 2012 compared to the nine months ended September 30, 2013, driven by a $684.2 million decrease in average time deposits and partially offset by a $65.8 million increase in transaction deposits. During the nine months ended September 30, 2013, total interest expense related to interest bearing liabilities was $12.7 million compared to $24.1 million during the nine months ended September 30, 2012. The average cost of interest bearing liabilities has decreased 30 basis points from 0.79% during the nine months ended September 30, 2012 to 0.49% during the nine months ended September 30, 2013. The decline was largely due to a 27 basis point decrease in the average cost of deposits at September 30, 2012 of 0.69% to 0.42% at September 30, 2013, as we continued our strategy of transitioning high-priced time deposits to lower-cost transaction accounts. The largest component of interest expense in each period was related to time deposits, which carried an average rate of 0.77% and 1.14% during the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes the changes in net interest income by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 (in thousands):

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	compared to			compared to
	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate (3)	Net	Volume	Rate (3)	Net
Interest income:
ASC 310-30 loans	$(15,404)	$11,000	$(4,404)	$(39,550)	$22,915	$(16,635)
Non 310-30 loans (1)(2)	2,472	(2,845)	(373)	5,415	(12,287)	(6,872)
Investment securities available-for-sale	1,053	(1,504)	(451)	2,115	(9,862)	(7,747)
Investment securities held-to-maturity	(252)	(948)	(1,200)	2,291	(911)	1,380
Other securities	(16)	27	11	33	(5)	28
Interest earning deposits and securities purchased under agreements to resell	(152)	49	(103)	(806)	(27)	(833)
Total interest income	$(12,299)	$5,779	$(6,520)	$(30,502)	$(177)	$(30,679)
Interest expense:
Interest bearing demand, savings and money market deposits	$30	$(286)	$(256)	$86	$(1,155)	$(1,069)
Time deposits	(926)	(1,372)	(2,298)	(3,951)	(6,355)	(10,306)
Securities sold under agreements to repurchase	24	(9)	15	23	(31)	(8)
Total interest expense	(872)	(1,667)	(2,539)	(3,842)	(7,541)	(11,383)
Net change in net interest income	$(11,427)	$7,446	$(3,981)	$(26,660)	$7,364	$(19,296)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)	Non 310-30 loans include loans held-for-sale.

(3)	Includes changes for difference in number of days due to the leap year in 2012.

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

	For the three months ended:
	September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing demand	$668,400	0.00%	$649,323	0.00%	$645,904	0.00%	$662,763	0.00%	$636,277	0.00%
Interest bearing demand	460,971	0.14%	478,922	0.15%	486,015	0.17%	484,178	0.18%	500,240	0.22%
Money market accounts	1,088,084	0.32%	1,052,590	0.32%	1,057,847	0.32%	1,033,350	0.34%	1,014,793	0.39%
Savings accounts	195,650	0.11%	196,248	0.11%	194,548	0.13%	176,209	0.13%	181,939	0.14%
Time deposits	1,561,552	0.73%	1,628,332	0.77%	1,698,801	0.82%	1,832,790	0.85%	2,063,622	1.00%
Total average deposits	$3,974,657	0.40%	$4,005,415	0.42%	$4,083,115	0.45%	$4,189,290	0.48%	$4,396,871	0.59%
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Provision for (reversals) impairment on loans accounted for under ASC 310-30	$(313)	$3,663	$999	$17,398
Provision for loan losses	750	1,600	2,525	7,927
Total provision for loan losses	$437	$5,263	$3,524	$25,325
Through the re-measurement process, we recouped $0.3 million of provision and recorded $3.7 million of provision for loans accounted for under ASC 310-30 during the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, we recorded $1.0 million and $17.4 million, respectively, of provision for loans accounted for under ASC 310-30. The net provisions on the loans accounted for under ASC 310-30 reflect $0.9 million and $1.3 million of provision reversals as a result of increased cash flows across several pools for the three and nine months ended September 30, 2013, respectively. These provision reversals, when coupled with decreased expected future cash flows primarily driven by our commercial, residential real estate, and agriculture pools, resulted in the net provision for the three and nine months ended September 30, 2013, respectively. The decreases in expected future cash flows are reflected immediately in our financial statements. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods.
Non-Interest Income
The table below details the components of non-interest income during the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
FDIC indemnification asset accretion	$(4,208)	$(2,832)	$(11,843)	$(9,165)
FDIC loss sharing income (expense)	(1,191)	1,503	3,278	9,278
Service charges	4,334	4,466	11,944	13,170
Bank card fees	2,482	2,484	7,509	7,168
Gain on sale of mortgages, net	345	283	1,125	886
Gain on sale of securities, net	—	—	—	674
Gain on previously charged-off acquired loans	224	837	1,118	2,627
Other non-interest income	1,352	1,322	4,682	3,744
Total non-interest income	$3,338	$8,063	$17,813	$28,382
Non-interest income for the three and nine months ended September 30, 2013 totaled $3.3 million and $17.8 million, respectively, compared to $8.1 million and $28.4 million during the three and nine months ended September 30, 2012. We recognized negative accretion of $4.2 million and $11.8 million during the three and nine months ended September 30, 2013, respectively, related to the FDIC indemnification asset. The negative accretion resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the remaining expected lives of the underlying covered loans as an adjustment to yield.
FDIC loss sharing income represents the income recognized in connection with the actual reimbursement of costs/recoveries of resolution of covered assets from the FDIC. The primary drivers of the FDIC loss sharing income are the FDIC reimbursements of the costs of resolving covered assets.

Aside from the negative accretion recognized on the FDIC indemnification asset, FDIC loss sharing income activity during the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Clawback liability amortization	$(314)	$(355)	$(937)	$(1,066)
Clawback liability remeasurement	(405)	(820)	244	247
Reimbursement to FDIC for gain on sale of and income from covered OREO	(2,514)	(1,842)	(4,615)	(1,408)
Reimbursement to FDIC for recoveries	—	(2)	(22)	(3)
FDIC reimbursement of costs of resolution of covered assets	2,042	4,522	8,608	11,508
Total	$(1,191)	$1,503	$3,278	$9,278
Other FDIC loss sharing income in our statement of operations was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $2.0 million and $8.6 million, during the three and nine months ended September 30, 2013, respectively, offset with reimbursements to the FDIC for gains on sales of and income from covered OREO of $2.5 million million and $4.6 million, respectively. The activity in the FDIC loss sharing income line fluctuates based on specific loan and OREO workout circumstances and may not be consistent from period to period.
Service charges represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts. Service charges decreased $0.1 million and $1.2 million, or 3.0% and 9.3%, during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, respectively. The decrease was largely due to declines in NSF charges.
Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. Bank card fees totaled $2.5 million and $7.5 million during the three and nine months ended September 30, 2013, and $2.5 million and $7.2 million during the three and nine months ended September 30, 2012, respectively.
Gain on previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor bank prior to takeover by the FDIC. During the three and nine months ended September 30, 2013, these gains were $0.2 million and $1.1 million, respectively, compared to $0.8 million and $2.6 million during the same periods in the prior year.
Other non-interest income for the three and nine months ended September 30, 2013 totaled $1.4 million and $4.7 million, respectively, compared to $1.3 million and $3.7 million for the three and nine months ended September 30, 2012. The increase in other non-interest income from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was primarily due to an increase in OREO related income.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Salaries and employee benefits	$22,639	$27,182	$69,363	$72,226
Occupancy and equipment	6,556	5,570	18,391	14,845
Professional fees	791	2,669	3,045	8,612
Telecommunications and data processing	3,050	4,475	9,805	11,694
Marketing and business development	1,408	1,760	3,519	4,290
Supplies and printing	326	1,288	1,180	2,495
Other real estate owned expenses	459	3,468	7,675	12,152
Problem loan expenses	1,134	2,267	4,361	6,704
Intangible asset amortization	1,336	1,353	4,009	4,020
FDIC deposit insurance	1,021	1,152	3,074	3,664
ATM/debit card expenses	1,179	1,102	3,291	3,100
Banking center closure related expenses	3,389	—	3,389	—
Initial public offering related expenses	—	7,566	—	7,974
Acquisition related costs	—	—	—	870
Loss (gain) from change in fair value of warrant liability	441	(1,154)	138	(1,017)
Other non-interest expense	2,884	1,259	8,487	6,602
Total non-interest expense	$46,613	$59,957	$139,727	$158,231
The largest component of non-interest operating expense is salaries and employee benefits. Salaries and employee benefits totaled $22.6 million and $69.4 million for the three and nine months ended September 30, 2013, respectively, compared to $27.2 million and $72.2 million for the three and nine months ended September 30, 2012, respectively. The decrease is primarily due to decreases in stock-based compensation expense of $5.3 million and $6.9 million for the three and nine months ended, September 30, 2013, respectively. Stock-based compensation expense during the three and nine months ended September 30, 2012 was elevated because we incurred $4.9 million of stock-based compensation expense related to our initial public offering.
Occupancy and equipment expense totaled $6.6 million and $18.4 million for the three and nine months ended September 30, 2013, respectively, an increase of $1.0 million and $3.5 million over the three and nine months ended September 30, 2012, respectively. The increase was driven by an increase in depreciation expense as a result of the purchase and subsequent depreciation of the premises and equipment purchased from the FDIC in the first half of 2012 related to our Bank of Choice and Community Banks of Colorado acquisitions.
Professional fees totaled $0.8 million and $3.0 million during the three and nine months ended September 30, 2013 and decreased $1.9 million and $5.6 million from the three and nine months ended September 30, 2012, respectively. Professional fees were elevated during the three and nine months ended September 30, 2012 primarily due to professional fees incurred in conjunction with our acquisitions of Bank of Choice in the third quarter of 2011 and Community Banks of Colorado during the fourth quarter of 2011. Additionally, we have outsourced fewer professional functions as we have built out our internal management functions.

Marketing and business development expense totaled $1.4 million and $3.5 million for the three and nine months ended September 30, 2013, respectively, compared to $1.8 million and $4.3 million during the three and nine months ended September 30, 2012, respectively. These decreases were primarily due to consulting and advertising expenses, which were elevated during the three and nine months ended September 30, 2012 after the acquisitions of Bank of Choice during the third quarter of 2011 and Community Banks of Colorado during the fourth quarter of 2011.

Significant components of our non-interest expense are our problem loan expenses and OREO related expenses. We incur these expenses in connection with the resolution process of our acquired troubled loan portfolios. During the three and nine months ended September 30, 2013, we incurred $0.5 million and $7.7 million, respectively, of OREO related expenses and $1.1 million and $4.4 million, respectively, of problem loan expenses. Of the $1.6 million and $12.0 million in collective OREO and problem loan expenses incurred during the three and nine months ended September 30, 2013, $1.2 million and $7.9 million, respectively, were covered by loss sharing agreements with the FDIC. The losses on covered assets that are reimbursable from the FDIC are based on the book value of the related covered assets as determined by the FDIC at the date of acquisition, and the FDIC's book value does not necessarily correlate with our book value of the same assets. This difference is primarily because we recorded the OREO at fair value at the date of acquisition in accordance with applicable accounting guidance. Any losses recorded after the acquisition date are recorded at the full-loss value in other non-interest expense, and any related reimbursement from the FDIC is recorded in non-interest income as FDIC loss sharing income.
On September 30, 2013 the Company announced plans to integrate 32 limited-service retirement center locations and exit four banking centers. Included in the three and nine months ended September 30, 2013 operating results are $3.4 million of expenses in connection with the closures, including $3.3 million related to facilities expense. Valuation adjustments to banking center properties and fixed assets account for $2.5 million of the facilities expense and $0.8 million of the facilities expense relates to lease costs. The Company anticipates annualized expense savings of approximately $2.4 million as a result of the closures.
Income taxes
Income tax expense totaled $0.9 million for the three months ended September 30, 2013, as compared with $0.2 million for the three months ended September 30, 2012. These amounts equate to effective tax rates of 47.5% and 3.0% for the respective periods. Income tax expense for the nine months ended September 30, 2013 and 2012 totaled $4.0 million and $3.0 million, respectively, equating to effective tax rates of 40.3% and 599.4%.
The decrease in the effective tax rate for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, is primarily attributable to our initial public offering during September 2012. The effective tax rate for the nine months ended September 30, 2012 is elevated because we incurred $8.0 million of expenses associated with the initial public offering of our stock, during September 2012, which are non-deductible for income tax purposes. This amount represents a significant portion of the loss before income taxes for the nine months ended September 30, 2012 and no income tax benefit is recorded on these expenses. Additional information regarding income taxes can be found in note 22 of our audited consolidated financial statements in our 2012 Annual Report on Form 10-K.
Liquidity and Capital Resources
Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. Liquidity is represented by our cash and cash equivalents, securities purchased under agreements to resell and pledgeable investment securities, and is detailed in the table below as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Cash and due from banks	$69,185	$90,505
Due from Federal Reserve Bank of Kansas City	254,456	579,267
Interest bearing bank deposits	25,603	99,408
Securities purchased under agreements to resell	75,000	—
Pledgeable investment securities, at fair value	2,312,291	2,084,046
Total	$2,736,535	$2,853,226
Total on-balance sheet liquidity decreased $116.7 million from December 31, 2012 to September 30, 2013. The decrease was largely due to a decrease in balances at the Federal Reserve Bank, offset by purchases of mortgage-backed securities.
Aside from the deployment of our capital and cash received from acquisitions, our primary sources of funds are deposits from clients, prepayments and maturities of loans and investment securities, the sale of investment securities, reimbursement of covered asset losses from the FDIC and the funds provided from operations. During the nine months ended September 30, 2013, we entered into a master repurchase agreement with a large financial institution and we anticipate that, through this agreement, we would have access to a significant amount of liquidity. Additionally, we anticipate having access to other third party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12 month period.
Our primary uses of funds are loan originations, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses and debt payments, particularly subsequent to acquisitions. For additional information regarding our operating, investing, and financing cash flows, see our consolidated statements of cash flows in the accompanying unaudited consolidated interim financial statements.
Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and sales and purchases of investment securities. At September 30, 2013, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $2.6 billion at September 30, 2013 inclusive of pre-tax net unrealized losses of $21.6 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $0.1 million of unrealized losses at September 30, 2013. The gross unrealized gains and losses are detailed in note 3 of our unaudited consolidated interim financial statements for the nine months ended September 30, 2013. As of September 30, 2013, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises, and prime auto asset-backed securities. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.
At present, financing activities are limited to changes in repurchase agreements, time deposits, and the clawback liability. Maturing time deposits, and holders of $82.6 million of time deposits assumed in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions that have not yet accepted new terms, represent a potential use of funds, as these depositors have the option to move the funds without penalty. As of September 30, 2013, $1.1 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.
As the Company matures, we expect that our liquidity at the holding company will subsequently decrease as we continue to deploy available capital and until such time that our subsidiary bank is permitted to pay, and does pay, dividends up to the holding company.

NBH Bank is currently prohibited from paying dividends to the holding company under the Operating Agreement with the OCC. However, in October 2013, NBH Bank received approval and a waiver from the OCC under the Operating Agreement to permanently reduce the bank’s capital by $313.0 million.  As a result, the bank paid a $313.0 million cash dividend to the holding company. At September 30, 2013, the holding company sources of funds were limited to cash and cash equivalents on hand, which totaled $69.4 million.  Taking into account the October 2013 dividend from the bank, the holding company had $382.4 million in cash and cash equivalents at September 30, 2013 on a pro forma basis.  See note 18 of our unaudited consolidated interim financial statements for additional information. The holding company may seek to borrow funds and raise capital in the future, the success and terms of which will be subject to market conditions and other factors.
Our stockholders' equity is impacted by the retention of earnings, changes in unrealized gains on securities, net of tax, share repurchases and the payment of dividends. We have agreed to maintain capital levels of at least 10% tier 1 leverage ratio, 11% tier 1 risk-based capital ratio and 12% total risk-based capital ratio at NBH Bank until at least the fourth quarter of 2013. At September 30, 2013 and December 31, 2012, NBH Bank and the consolidated holding company exceeded all capital requirements to which they were subject.
During the nine months ended September 30, 2013, we repurchased 1,114,628 shares of our common stock under the $25 million share repurchase previously authorized by our Board of Directors. Under this authorization through September 30, 2013, we have repurchased 1,114,868 shares at a weighted average price of $18.45 per share, and all shares have been retired.
On November 7, 2013, the Board of Directors authorized a new program to repurchase up to $35 million of our common stock through December 31, 2014. We completed our previously authorized $25 million stock repurchase program in November 2013, repurchasing $21.3 million of the Company's common stock and replacing the remaining buyback authorization of $3.7 million with the new program. Under the new program, the shares will be acquired from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Also on November 7, 2013, our Board of Directors declared a quarterly dividend of $0.05 per share, payable on December 13, 2013 to shareholders of record on November 29, 2013.

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
Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at September 30, 2013. During the nine months ended September 30, 2013, we decreased our asset sensitivity as a result of the declines in cash balances relative to the size of the balance sheet. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2013 and December 31, 2012:

Hypothetical
Shift in Interest	% Change in Projected Net Interest Income
Rates (in bps)	September 30, 2013	December 31, 2012
200	5.32%	12.84%
100	3.55%	7.43%
-50	-0.92%	-2.88%
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
As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have been steadily increasing and totaled 61.2% of total deposits at September 30, 2013 compared to 58.3% at December 31, 2012. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low interest bearing non-maturing deposit accounts and accordingly, we have no current plans to use brokered deposits in the near future.

Off-Balance Sheet Activities
In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of September 30, 2013 and December 31, 2012, we had loan commitments totaling $320.2 million and $305.9 million, respectively, and standby letters of credit that totaled $8.2 million and $10.7 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our purchases of our $0.01 par value Class A common stock, our only class of stock registered pursuant to Section 12 of the Exchange Act, during the three months ended September 30, 2013:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2013	—	—	—	7,685,817
August 1 - August 31, 2013	22,398	19.90	22,398	7,240,108
September 1 - September 30, 2013	141,756	19.83	141,756	4,428,611
Total	164,154	$19.84	164,154	$4,428,611

On October 31, 2012, the Board of Directors authorized share repurchases of our common stock of up to $25 million, from time to time. The stock purchases detailed above were made under this authorization.

Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

10.1	Letter Agreement, dated June 5, 2013, by and among Zsolt K. Bessko and National Bank Holdings Corporation and NBH Bank, N.A.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: November 12, 2013