Form 10-K
period 2013-12-31
National Bank Holdings Corp
filed 2014-02-27
CIK 1475841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35654

NATIONAL BANK HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-0563799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7800 East Orchard Road, Suite 300, Greenwood Village, Colorado 80111
(Address of principal executive offices) (Zip Code)

Registrant’s telephone, including area code:
(720) 529-3336

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer.” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,005,000,000 based on the closing sale price as reported on the New York Stock Exchange.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of February 26, 2014 NBHC had outstanding 41,529,357 shares of Class A voting common stock and 3,027,774 shares of Class B non-voting common stock, each with $0.01 par value per share, excluding 1,064,460 shares of restricted Class A common stock issued but not yet vested.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2013 will be incorporated by reference into Part III of this form 10-K.

Cautionary Notes Regarding Forward-looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “would,” “should,” “could,” “may,” “predict,” “seek,” “potential,” “will,” “estimate,” “target,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “intend” and similar words or phrases. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties. We have based these statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, liquidity, results of operations, business strategy and growth prospects.
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

•	our ability to achieve organic loan and deposit growth and the composition of such growth;

•	changes in sources and uses of funds, including loans, deposits and borrowings;

•	increased competition in the financial services industry, nationally, regionally or locally, resulting in, among other things, lower returns;

•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	continued consolidation in the financial services industry;

•	our ability to maintain or increase market share and control expenses;

•
costs and effects of changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, changes in regulation that affect the fees that we charge, the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations, reviews or other inquiries.

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

PART I
Item 1.    BUSINESS.
Summary
National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in June 2009 and is headquartered immediately south of Denver, in Greenwood Village, Colorado. Our primary operations are conducted through our wholly owned subsidiary, NBH Bank, N.A., through which we provide a variety of banking products to both commercial and consumer clients. We service our clients through a network of 97 banking centers, with the majority of those banking centers located in the greater Kansas City area and Colorado, and through online and mobile banking products. As of December 31, 2013, we had $4.9 billion in assets, $1.9 billion in loans, $3.8 billion in deposits and $897.8 million in shareholders’ equity.
The Company was formed through a private offering of our common stock in October 2009. As part of our goal of becoming a leading regional bank holding company, we are pursuing a dual strategy of strong organic growth and selective acquisitions of financial institutions and other complementary businesses. In October 2010, we acquired the failed Hillcrest Bank from the FDIC and began banking operations. To date, we have completed four acquisitions of troubled or failed banks, three of which were FDIC-assisted. We have transformed these four troubled banks into one collective banking operation with strong organic growth, prudent underwriting, and meaningful market share with continued opportunity for expansion. Our focus is on building organic growth through strong banking relationships with small- and mid-sized businesses and consumers in our markets. Our long-term business model utilizes our organic development infrastructure, low-risk balance sheet, continuous operational development and a disciplined acquisition strategy to create value and provide attractive returns.
We have a management team consisting of experienced banking executives led by President and Chief Executive Officer G. Timothy Laney. Mr. Laney brings over 30 years of banking experience, 24 of which were at Bank of America in a wide range of executive management roles, including serving on Bank of America’s Management Operating Committee. In late 2007, Mr. Laney joined Regions Financial as Senior Executive Vice President and Head of Business Services. Mr. Laney leads our team of executives that have significant experience in operating banks and completing and integrating mergers and acquisitions. Additionally, our board of directors, led by Chairman Frank Cahouet, the former Chairman, President and Chief Executive Officer of Mellon Financial, is highly accomplished in the banking industry and includes individuals with broad experience operating and working with financial institutions, regulators and governance considerations.
Our Acquisitions
A key component of our growth strategy is to grow through the acquisition of financial institutions and we consider our ability to source, diligence and close transactions to be a core skill set. We believe we have a disciplined approach to acquisitions, both in terms of the selection of targets and the structuring of transactions, which has been exhibited by our four acquisitions to date. We established our presence in the greater Kansas City region through two complementary acquisitions completed in the fourth quarter of 2010. On October 22, 2010, we acquired selected assets and assumed selected liabilities of Hillcrest Bank of Overland Park, Kansas from the FDIC. Through this transaction, we acquired nine banking centers and 32 retirement center locations, which were predominantly located in the greater Kansas City region but also included one banking center and six retirement centers in Colorado and two banking centers and six retirement centers in Texas. Retirement centers offered limited-service banking services to residents in retirement communities. On December 31, 2013, we closed all retirement center locations and integrated the servicing of these clients into our banking center network.
On December 10, 2010, we completed our acquisition, without FDIC assistance, of a portion of the franchise of Bank Midwest from Dickinson Financial Corporation, that consisted of select performing loans and client deposits, and included 39 banking centers, 25 of which are in the greater Kansas City region and 14 of which are located elsewhere in Missouri. As a result of these acquisitions, at June 30, 2013 (the last date as of which data are available), we were the seventh largest depository institution in the Kansas City MSA ranked by deposits with a 3.9% deposit market share according to SNL Financial.
We expanded into the Colorado market through two complementary acquisitions beginning with the purchase of selected assets and assumption of selected liabilities of Bank of Choice, a state-chartered commercial bank based in Greeley, Colorado, from the FDIC on July 22, 2011. In connection with this acquisition, we also acquired 16 banking centers. On October 21, 2011, we acquired selected assets and assumed selected liabilities of Community Banks of Colorado, a state chartered bank based in Greenwood Village, Colorado, from the FDIC. In connection with this transaction, we acquired 36 banking centers in Colorado and four in California (and later exited the California banking centers on December 31, 2013). The Community Banks of Colorado acquisition enhanced our penetration into the Colorado market, giving us a combined network of 52 banking centers in that state and ranking us as the 16thlargest depository institution by deposits with a 1.3% deposit market share as of June 30, 2013 (the last date as of which data are available) according to SNL Financial.

The following table summarizes certain highlights of our four acquisitions to date, including deposits and assets at fair value as of each acquisition date:

	Community Banks of Colorado	Bank of Choice	Bank Midwest	Hillcrest Bank
Date acquired	October 21, 2011	July 22, 2011	December 10, 2010	October 22, 2010
FDIC-assisted	Yes	Yes	No	Yes
Loss share	Yes (1)	No	No	Yes (2)
Banking centers (3)	40	16	39	9 (and 32 retirement centers)
Deposits (millions)	$1,195	$760	$2,386	$1,234
Assets (millions)	$1,228	$950	$2,426	$1,377
Primary Market	Colorado	Colorado	Greater Kansas City Region	Greater Kansas City Region

(1)	Commercial Shared-Loss Agreement.

(2)	Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement.

(3)
During the fourth quarter of 2013, the four California banking centers acquired with the Community Banks of Colorado acquisition and the 32 retirement centers acquired with the Hillcrest Bank acquisition were closed.

We believe that we have established critical mass in our current markets and have structured acquisitions that limit our credit risk, which has positioned us for attractive returns. Further details of our acquisitions appear below.
Hillcrest Bank
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
The FDIC agreed to absorb a portion of all future credit losses and workout expenses through a loss sharing arrangement that covers single-family mortgage loans for a period of 10 years and commercial loans, including other real estate owned (“OREO”), for a period of five years (excluding $3.1 million in consumer loans as of the date of acquisition). The coverage amounts are subject to loss thresholds as follows (in thousands):

Commercial			Single family
Tranche	Loss Threshold	Loss-Coverage Percentage	Tranche	Loss Threshold	Loss-Coverage Percentage
1	Up to $295,592	60%	1	Up to $4,618	60%
2	$295,593-405,293	—%	2	$4,618-8,191	30%
3	>$405,293	80%	3	>$8,191	80%
Bank Midwest
Through the Bank Midwest acquisition, we acquired assets with a fair value of $2.4 billion, including $882 million of loans, $1.4 billion of cash and cash equivalents and $174 million of other assets. We did not acquire any non-accrual loans or OREO in this transaction. Liabilities with a fair value of $2.4 billion were also assumed, including $2.4 billion of non-brokered deposits and $40 million of other liabilities. In connection with the Bank Midwest acquisition, we established a newly chartered national bank, NBH Bank, N.A., originally with the name “Bank Midwest, N.A.,” to hold the acquired assets.
Bank of Choice
Through the Bank of Choice acquisition we acquired assets with a fair value of $950 million, including $361 million of loans, $134 million of marketable investment securities, $402 million of cash and cash equivalents, and $53 million of other assets. Liabilities with a fair value of $889 million were also assumed, including $760 million of non-brokered deposits, $117 million of FHLB advances, and $12 million of other liabilities.

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
The FDIC agreed to absorb a portion of all future credit losses and workout expenses through a loss sharing arrangement that covers the large majority of the Community Bank of Colorado’s commercial loans and OREO ($480 million) for a term of five years. The loss sharing arrangement does not cover any losses on single-family residential loans or selected commercial real estate loans. The loss sharing thresholds on the Community Banks of Colorado covered assets are summarized as follows (in thousands):

Tranche	Loss Threshold	Loss-Coverage Percentage
1	Up to $204,194	80%
2	$204,195-308,020	30%
3	>$308,020	80%
The Restructuring
In connection with the Hillcrest Bank and Bank Midwest acquisitions, we established two newly chartered banks, Hillcrest Bank, N.A. and Bank Midwest, N.A. Subsequently, Bank Midwest, N.A. acquired Bank of Choice and Community Banks of Colorado. In November 2011, we merged Hillcrest Bank, N.A. into Bank Midwest, N.A., consolidating our banking operations under a single charter. We changed the legal name of Bank Midwest, N.A. to NBH Bank, N.A., which we refer to as “NBH Bank” or the “Bank,” on May 20, 2012. Through our subsidiary NBH Bank, we operate under the following brand names: Bank Midwest in Kansas and Missouri, Community Banks of Colorado in Colorado and Hillcrest Bank in Texas. We believe that conducting our banking operations under a single charter streamlines our operations and enables us to more effectively and efficiently execute our growth strategy. On March 26, 2012, we changed our legal name from NBH Holdings Corp. to National Bank Holdings Corporation.
Market Area
Market Criteria
We focus on markets that we believe are characterized by some or all of the following:

•	Attractive demographics with household income and population growth above the national average

•	Concentration of business activity

•	High-quality deposit bases

•	Advantageous competitive landscape that provides opportunity to achieve meaningful market presence

•	A substantial number of financial institutions as potential acquisition targets

•	Lack of consolidation in the banking sector and corresponding opportunities for add-on transactions

•	Markets sizeable enough to support our long-term growth objectives
Current Markets
Our current markets are broadly defined as the greater Kansas City region and Colorado. Our specific emphasis is on the I-35 corridor surrounding the Kansas City MSA and the Colorado Front Range corridor, defined as the Denver, Boulder, Colorado Springs, Fort Collins and Greeley MSAs. The table below describes certain key statistics regarding our presence in these markets as of June 30, 2013 (the last date as of which data are available).

States	Deposit Market Share Rank (1)	Banking Centers (1)	Deposits (millions) (1)	Deposit Market Share (1)
Missouri	8	33	$1,915.1	1.5%
Colorado	16	50	1,318.9	1.3
Kansas	17	12	615.4	1.0

MSAs	Deposit Market Share Rank (1)	Banking Centers (1)	Deposits (millions) (1)	Deposit Market Share (1)
Kansas City, MO-KS	7	29	$1,761.0	3.9%
Denver-Aurora-Lakewood, CO	18	13	444.0	0.7
Saint Joseph, MO-KS	3	4	234.4	10.9
Greeley, CO	6	5	181.9	5.9
Maryville, MO	2	3	153.8	28.3
Kirksville, MO	2	2	126.5	19.8
Glenwood Springs, CO	6	3	104.9	4.9
Fort Collins-Loveland, CO	16	2	75.3	1.3

(1)	Note: Excludes our Texas and California operations and MSAs in which we have less than $75 million in deposits.
Source: SNL Financial as of June 30, 2013, except Banking Centers, which reflects the most recently available data.
We believe that our established presence positions us well for growth opportunities in our current and complementary markets. We believe that these markets have highly attractive demographic, economic and competitive dynamics that are consistent with our objectives and favorable to executing our organic growth strategy and provide attractive acquisition opportunities. The table below describes certain key demographic statistics regarding these markets.

	Deposits (billions)	# of Businesses (thousands)	Population (millions)	Unemployment Rate (1)	Population Growth (2)	Median Household Income	Top 3 Competitor Combined Deposit Market Share
Kansas City, MO-KS MSA	$46.0	76	2.0	5.5%	11.3%	$53,916	38%
CO Front Range(3)	86.1	182.7	4.2	5.9%	22.5	58,253	53
U.S.				6.7%	11.7	51,314	51	(4)

(1)	Unemployment data is as of December 2013.

(2)	Population growths are for the period 2000 through 2013.

(3)	CO Front Range is a population weighted average of the following Colorado MSAs: Denver, Boulder, Colorado Springs, Fort Collins and Greeley.

(4)	Based on U.S. Top 20 MSAs (determined by population).
Source: SNL Financial as of December 31, 2013, except Deposits and Top 3 Competitor Combined Deposit Market Shares, which reflects data as of June 30, 2013 .
We are the sixth largest banking center network among Colorado-based banks ranked by deposits as of June 30, 2013 (the last date as of which data are available), according to SNL Financial. We believe this market and our position in it offer attractive growth potential due to the number of banks and attractive demographic characteristics.
Prospective Markets
We believe there is significant opportunity to both enhance our presence in our current markets and enter new complementary markets that meet our objectives. We believe there are opportunities for us to continue to execute our acquisition strategy over the next several years. We also believe there are a number of banks and financial institutions in these markets and complementary markets that would complement our breadth of products and services and benefit from our leadership, operating infrastructure and scale while welcoming our approach to local branding and leadership.

The table below highlights potential in-footprint acquisition opportunities:

Asset Size Range	# of Banks	Assets ($billion)	Deposits ($billion)
$1 billion - $5 billion	26	$47.7	$38.0
$500 million - $1 billion	39	26.2	21.2
Total opportunities	65	$73.9	$59.2
Source: SNL Financial based on financial information as of September 30, 2013. Includes opportunities in CO, KS and MO.
Our Business Strategy
As part of our goal of becoming a leading regional bank holding company, we are pursuing a dual strategy of strong organic growth and selective acquisitions of financial institutions and other complementary businesses. Our focus is on building organic growth through strong banking relationships with small- and mid-sized businesses and consumers in our markets, while maintaining a low-risk profile designed to generate reliable income streams and attractive returns. Our acquisition strategy is to create long-term shareholder value through disciplined acquisitions. We seek transactions that offer opportunities for clear financial benefits with valuations that have acceptable levels of earnings accretion, tangible book value dilution/earn-back, and internal rates of return. We seek acquisitions that will add reliable income streams, long-term organic growth opportunities and expense reductions, while minimizing risk by seeking targets with quantifiable credit, operational, regulatory and market risk. The key components of our strategic plan are:

•
Focus on client-centered, relationship-driven banking strategy. Our commercial bankers focus on small and mid-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services. Our consumer bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit and online banking solutions.

•
Expansion through organic growth and enhanced product offerings. We also believe that our focus on serving consumers and small- to mid-sized businesses, coupled with our enhanced product offerings, will provide an expanded revenue base and new sources of fee income.

•
Disciplined acquisitions. We seek to carefully select acquisition opportunities that we believe have stable core franchises, have significant local market share or will add asset generation capabilities or fee income streams while structuring the transactions to limit risk. Further, we seek acquisitions in attractive markets that offer substantial benefits through reliable income sources, potential add-on transactions, long-term organic growth opportunities and expense reductions. We believe we utilize a comprehensive, conservative due diligence process that is strongly focused on loan credit quality.

•
Attractive markets. We seek to acquire financial services franchises in markets that exhibit attractive demographic attributes and we believe that our focus on attractive markets will provide long-term opportunities for organic growth. Our focus is on our core markets of Colorado, Kansas and Missouri, including whole banks and banking center divestitures with target sizes in the $500 million to $5.0 billion range. Additionally, we are pursuing specialty businesses to complement our asset generation and fee income business while leveraging our risk management, operational and control infrastructure.

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

We believe our dual strategy of strong organic growth through the retention, expansion and development of client-centered relationships and growth through selective acquisitions in attractive markets provides flexibility regardless of economic conditions. We also believe that our established platform for assessing, executing and integrating acquisitions creates opportunities in an economic downturn while the combination of attractive market factors, franchise scale in our targeted markets and our relationship-centered banking focus creates opportunities in an improving economic environment.

Products and Services
Through NBH Bank, N.A., our primary business is to offer a full range of traditional banking products and financial services to both our commercial and consumer clients, who are predominantly located in Kansas, Missouri, Colorado and Texas. We offer a full array of lending products to cater to our clients’ needs, including, but not limited to, small business loans, equipment loans, term loans, asset-backed loans, letters of credit, commercial lines of credit, commercial real estate loans, residential mortgage loans, home equity and consumer loans. We also offer traditional depository products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, money market deposit accounts, savings accounts and time deposit accounts and treasury management services.
We offer a high level of personalized service to our clients through our relationship managers and banking center associates. We believe that a banking relationship that includes multiple services, such as loan and deposit services, online and mobile banking solutions and treasury management products and services, is the key to profitable and long-lasting client relationships and that our local focus and decision making provide us with a competitive advantage over banks that do not have these attributes.
Lending Activities
Our primary strategic objective is to serve small- to medium-sized businesses in our market with a variety of unique and useful services, including a full array of commercial, mortgage and non-mortgage loans. Our commercial bankers focus on small- and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete suite of loan, deposit and treasury management products and services. To complement these efforts, in 2013 we launched NBH Capital Finance, a specialty lending business providing structured and asset-based loans to middle market companies, and a government and non-profit specialty banking unit. Our consumer bankers focus on knowing their individual clients in order to best meet their financial needs, offering a full complement of loan, deposit and online and mobile banking solutions. We strive to do business in the areas served by our banking centers, which is also where our marketing is focused, and the vast majority of our new loan clients are located in existing market areas.
Our loan portfolio includes commercial and industrial loans, commercial real estate loans, residential real estate loans, agricultural loans and consumer loans. The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower’s market or industry segment. Attributes of the relevant business market or industry segment include the competitive environment, client and supplier power, threat of substitutes and barriers to entry and exit. In our credit underwriting process, we carefully evaluate the borrower’s industry, operating performance, liquidity and financial condition. We underwrite credits based on multiple repayment sources, including operating cash flow, liquidation of collateral and guarantor support, if any. We closely monitor the operating performance, liquidity and financial condition of borrowers through analysis of periodic financial statements and meetings with the borrower’s management. As part of our credit underwriting process, we also review the borrower’s total debt obligations on a global basis. Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio.
Our credit policy also provides detailed procedures for making loans to individuals along with the regulatory requirements to ensure that all loan applications are evaluated subject to our fair lending policy. Our credit policy addresses the common credit standards for making loans to individuals, the credit analysis and financial statement requirements, the collateral requirements, including insurance coverage where appropriate, as well as the documentation required. Our ability to analyze a borrower’s current financial health and credit history, as well as the value of collateral as a secondary source of repayment, when applicable, are significant factors in determining the creditworthiness of loans to individuals. We have also adopted formal credit policies regarding our underwriting procedures for other loans including commercial and commercial real estate loans. We require various levels of internal approvals based on the characteristics of such loans, including the size, nature of the exposure and type of collateral if any. We believe that the procedures required by our credit policies enhance internal responsibility and accountability for underwriting decisions and permit us to monitor the performance of credit decisioning. For more detail on our credit policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Asset Quality.”
Commercial and Industrial Loans. We originate commercial and industrial loans and leases, including working capital loans, equipment loans, structured and asset-based loans, government and non-profit loans, oil and gas loans and other commercial loans and leases. The terms of these loans vary by purpose and by type of underlying collateral, if any.
Working capital loans generally have terms of up to one year are usually secured by accounts receivable and inventory and carry the personal guarantees of the principals of the business. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type. As of December 31, 2013, substantially all of our commercial and industrial loans were secured.
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

CRE loans are typically secured by a first lien mortgage on multi-family, office, warehouse, hotel or retail property plus assignments of all leases related to the properties. These loans are generally divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner-occupied”) and non-owner occupied loans. In the case of owner-occupied loans, we are usually the primary provider of financial services for the company and/or the principals. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% or less loan-to-value ratio on owner-occupied properties and a 75% or less loan-to-value ratio on non-owner occupied properties.

We seek to reduce the risks associated with commercial mortgage lending by focusing our lending in our primary markets. Outside of owner-occupied CRE loans that are repaid through the cash flows generated by the borrowers’ business operations, commercial real estate is not a focus in our lending strategy.
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
Agricultural Loans. Agricultural loans consist of loans to farmers and other agricultural businesses to finance agricultural production. The principal source of repayment on these loans is the crops sold at the end of the harvest season. Agricultural loans include term loans to finance agricultural land and equipment, as well as short-term lines to support crop production. Loans to finance agricultural land are amortized over 15 to 25 years, typically with three to five year maturities. Loans to finance agricultural equipment are amortized over five to ten years, typically with three to five year maturities. Pricing may be fixed rate or variable rate priced over LIBOR or the prime rate as published in the Wall Street Journal.
Consumer Loans. We offer a variety of consumer loans, including loans to banking center clients for consumer and business purposes, to meet client demand and to increase the yield on our loan portfolio. All of our newly originated loans are on a direct to consumer basis. Consumer loans are structured as small personal lines of credit and term loans, with the latter generally bearing interest at a higher rate and having a shorter term than residential mortgage loans. Consumer loans are both secured (for example by deposit accounts, brokerage accounts or automobiles) and unsecured and carry either a fixed rate or variable rate. Examples of our consumer loans include home improvement loans not secured by real estate, new and used automobile loans and personal lines of credit.
Deposit Products and Other Funding Sources
We offer a variety of deposit products to our clients, including checking accounts, savings accounts, money market accounts and other deposit accounts, including fixed-rate, fixed maturity time deposits ranging in terms from 30 days to ten years, and individual retirement accounts. We intend to continue our efforts to attract lower cost transaction deposits from our business banking relationships in order to lower our cost of funds and improve our net interest margin.
Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our banking centers. In order to attract and retain deposits, we rely on providing quality service and introducing new products and services that meet our clients' needs.
Financial Products & Services
In addition to traditional banking activities, we provide a wide array of treasury management solutions to our clients, including: online and mobile banking, wire transfers, automated clearing house services, electronic bill payment, lock box services, remote deposit capture services, merchant processing services, cash vault, controlled disbursements, positive pay and other auxiliary services (including account reconciliation, collections, repurchase accounts, zero balance accounts and sweep accounts).

Competition
The banking landscape in our primary markets of Colorado, Kansas, Missouri and Texas is highly competitive and quite fragmented, with many small banks having limited market share while the large out-of-state national and super-
regional banks control the majority of deposits and profitable banking relationships. We compete actively with national, regional and local financial services providers, including banks, thrifts, credit unions, mortgage bankers and finance companies. Our largest banking competitors in the Kansas City MSA are UMB Bank, Commerce Bank, Bank of America, US Bank, Valley View, Capitol Federal, Central Bancompany, NASB Financial Inc., Enterprise Financial Services Corp. and Wells Fargo, and our largest competitors in Colorado are Wells Fargo, FirstBank, JPMorgan Chase, U.S. Bank, BNP Paribas (Bank of the West), KeyBank, Zions Bank (Vectra Bank of Colorado), Compass Bank (BBVA Compass), Alpine Bank, and Colorado Business Bank.

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a variety of traditional brick and mortar banks and nontraditional alternatives, such as online banks. Competition among providers is based on many factors. We believe the most important of these competitive factors that determine success are our consumer bankers’ focus on knowing their individual clients in order to best meet their financial needs and our commercial bankers’ focus on small- and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services. The primary factors driving commercial and consumer competition for loans and deposits are interest rates, the fees charged, client service levels and the range of products and services offered. In addition, other competitive factors include the location and hours of our banking centers and client service orientation of our associates.
We recognize that there are banks with which we compete that have greater financial resources, access to more capital and higher lending capacity than we do and offer a wider range of deposit and lending instruments than we do. However, given our existing capital base, we expect to be able to meet the majority of small- to medium-sized business and consumer credit needs. As of December 31, 2013, our NBH Bank, N.A. legal lending limit to any one client was $85.5 million and our house limit to any one client was $30.0 million.
Associates
At December 31, 2013, we had 1,026 full-time associates and 82 part-time associates.
SUPERVISION AND REGULATION
The U.S. banking industry is highly regulated under federal and state law. Banking laws, regulations, and policies affect the operations of the Company and its subsidiary. Investors should understand that the primary objective of the U.S. bank regulatory regime is the protection of depositors, the Depositors Insurance Fund (“DIF”), and the banking system as a whole, not the protection of the Company’s shareholders.
As a bank holding company, we are subject to inspection, examination, supervision and regulation by the Federal Reserve. Our bank subsidiary is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”). In addition, we expect that the additional businesses that we may invest in or acquire will be regulated by various state and/or federal banking regulators, including the OCC, the Federal Reserve and the FDIC.
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
National Bank Holdings Corporation as a Bank Holding Company
Any entity that acquires direct or indirect control of a bank must obtain prior approval of the Federal Reserve to become a bank holding company pursuant to the Bank Holding Company Act (“BHCA”). We became a bank holding company in 2010 in connection with the acquisition of the assets and assumption of selected liabilities of the former Hillcrest Bank from the FDIC by our newly chartered bank subsidiary, Hillcrest Bank, N.A. (now part of NBH Bank, N.A.). As a bank holding company, we are subject to regulation under the BHCA and to supervision, examination, and enforcement by the Federal Reserve. Federal

Reserve jurisdiction also extends to any company that we directly or indirectly control, such as non-bank subsidiaries and other companies in which we have a controlling interest. While subjecting us to supervision and regulation, we believe that our status as a bank holding company (as opposed to a non-controlling investor) broadens the investment opportunities available to us among public and private financial institutions, failing and troubled financial institutions, seized assets and deposits and FDIC auctions.
Banking statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions and make distributions or pay dividends on our equity securities. They may also require us to provide financial support to any bank that we control, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of NBH Bank, N.A. or other depository institutions we control.
NBH Bank, N.A. as a National Bank
NBH Bank, N.A. (formerly Bank Midwest, N.A.) is a national bank, chartered under federal law, and, as such, is subject to supervision and examination by the OCC, NBH Bank’s primary banking regulator. NBH Bank’s deposits are insured by the FDIC through the DIF, in the manner and to the extent provided by law. As an insured bank, NBH Bank is subject to the provisions of the Federal Deposit Insurance Act, as amended (which we refer to as the “FDI Act”) and the FDIC’s implementing regulations thereunder, and may also be subject to supervision and examination by the FDIC under certain circumstances.
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
NBH Bank is subject to specific requirements pursuant to the OCC Operating Agreement it entered into with the OCC in connection with our acquisition of Bank Midwest (which we refer to as the “OCC Operating Agreement”). The OCC Operating Agreement, among other things, requires NBH Bank to maintain total capital at least equal to 12% of risk-weighted assets, tier 1 capital at least equal to 11% of risk-weighted assets and tier 1 capital at least equal to 10% of adjusted total assets. Since the fourth quarter of 2013, the OCC Operating Agreement has permitted us to seek the OCC’s non-objection to reduce capital levels and to pay dividends. The OCC Operating Agreement also requires that NBH Bank provide notice to, and obtain non-objection from, the OCC with respect to any additional failed bank acquisitions from the FDIC or other types of acquisitions. In addition, the OCC Operating Agreement required NBH Bank to submit a comprehensive business plan to the OCC and requires NBH Bank not to significantly deviate from its business plan without the OCC’s non-objection.

NBH Bank (and, with respect to certain provisions, the Company) is also subject to a FDIC Order, dated November 4, 2010 (which we refer to as the “FDIC Order”), issued in connection with the FDIC’s approval of our application for deposit insurance following the Bank Midwest acquisition. The FDIC Order currently requires, among other things, that NBH Bank have an audit committee of the Board of Directors comprised of at least three directors, none of whom are officers of the bank and all of whom are independent, and make disclosures to proposed directors and shareholders of NBH Bank concerning the interests of any insider in any transaction by the bank.
A failure by us or NBH Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order, or the objection by the OCC or the FDIC to any materials or information submitted pursuant to the OCC Operating Agreement or the FDIC Order, could prevent us from executing our business strategy and materially and adversely affect us. As of December 31, 2013, NBH Bank was in compliance with all of the material terms of the OCC Operating Agreement and FDIC Order.
We filed a comprehensive three-year business plan with the OCC in connection with the organization and operation of Bank Midwest, N.A. (now NBH Bank, N.A.). The OCC issued supervisory non-objection with respect to the plan on March 22, 2011 and our board of directors subsequently adopted the plan. We have provided to the OCC updates to the plan each subsequent year.

We have implemented a quarterly monitoring and reporting process to remain in compliance with the comprehensive business plan and the requirements of the OCC Operating Agreement and FDIC Order. We also file a written quarterly status report to the OCC regarding our compliance with the OCC Operating Agreement.
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
The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate banking centers. The Dodd-Frank Act permits a national or state bank, with the approval of its regulator, to open a de novo banking center in any state if the law of the state in which the banking center is proposed would permit the establishment of the banking center if the bank were a bank chartered in that state. National banks may provide trust services in any state to the same extent as a trust company chartered by that state.
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
Limits on Transactions with Affiliates
Federal law restricts the amount and the terms of both credit and non-credit transactions (generally referred to as “Covered Transactions”) between a bank and its nonbank affiliates. Covered Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank, and Covered Transactions with all affiliates may not exceed, in the aggregate, 20% of the bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines (which were revised in 2013), plus the balance of the allowance for credit losses excluded from tier 2 capital. The bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with Covered Transactions that are extensions of credit, the bank may be required to hold collateral to provide added security to the bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are Covered Transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding Covered Transactions must be satisfied. As of December 31, 2013, the Company did not have any outstanding Covered Transactions.
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
Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require its bank holding company to guarantee a capital restoration plan. In addition, if the Federal Reserve believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such action is not in the best interests of the bank holding company or its shareholders.
The Dodd-Frank Act codified the requirement that holding companies, like the Company, serve as a source of financial strength for their subsidiary depository institutions, by providing financial assistance to its insured depository institution subsidiaries in the event of financial distress. Under the source of strength requirement imposed by the Federal Reserve and codified in the Dodd-Frank Act, the Company could be required to provide financial assistance to NBH Bank should it experience financial distress. If the capital of NBH Bank were to become impaired, the OCC could assess the Company for the deficiency. If we failed to pay the assessment within three months, the OCC could order the sale of our stock in NBH Bank to cover the deficiency.
In addition, capital loans by us to NBH Bank will be subordinate in right of payment to deposits and certain other indebtedness of NBH Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of NBH Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
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
Currently, the OCC Operating Agreement imposes certain restrictions on payment of dividends by NBH Bank to the Company, including by requiring prior non-objection from the OCC before any distribution is made.
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
The federal banking agencies recently revised capital guidelines to reflect the requirements of the Dodd-Frank Act and to effect the implementation of Basel III Accords. The quantitative measures, established by the regulators to ensure capital adequacy, require that banking organizations maintain minimum ratios of capital to risk-weighted assets. There are three categories of capital under the guidelines. With the implementation of the Dodd-Frank Act, certain changes have been made as to the type of capital that falls under each of these categories. Common equity Tier 1 capital, a new category, includes only common stock, related surplus, retained earnings and qualified minority investments. Additional Tier 1 capital includes non-cumulative perpetual preferred stock, certain qualifying minority interests, and for bank holding companies with less than $15 billion in consolidated assets, cumulative perpetual preferred stock and grandfathered trust preferred securities. Tier 2 capital includes subordinated debt, certain qualifying minority investments, and for bank holding companies with less than $15 billion in consolidated assets, non-qualifying capital instruments issued before May 19, 2010 that exceed 25% of Tier 1.
Under the guidelines, capital is compared with the relative risk related to the balance sheet. To derive the risk included in the balance sheet, a risk weighting is applied to each balance sheet asset and off-balance sheet item, primarily based on the relative credit risk of the asset or counterparty. The revised capital rules also modified the risk-weights applied to particular on and off balance sheet assets.
The revised capital rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a total Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. Bank holding companies are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments. Although these new capital ratios become effective as of January 1, 2015, the banking regulators will expect banking organizations to meet these requirements well ahead of that date.
Further, the federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or when a bank’s particular circumstances warrant. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements in order to be considered well-capitalized, and future regulatory change could impose higher capital standards as a routine matter.

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
Prompt Corrective Action
The FDI Act requires federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking regulators have specified by regulation the relevant capital levels for each of the five categories. The revised capital rules require banks to maintain a common equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10%, and a leverage ratio of 5% to be deemed “well capitalized.” Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. Our regulatory capital ratios and those of NBH Bank are in excess of the levels established for “well-capitalized” institutions.
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
The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. Beginning January 1, 2013, all of a depositor’s accounts at an insured bank, including all non-interest bearing transaction accounts, were insured by the FDIC up to $250,000.
The Dodd-Frank Act changed the deposit insurance assessment framework, primarily by basing assessments on an institution’s average total consolidated assets less average tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits, shifting a greater portion of the aggregate assessments to large banks, as described in detail below. The Dodd-Frank Act also eliminated the upper limit for the reserve ratio designated by the FDIC each year, increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.
The Dodd-Frank Act requires the DIF to reach the reserve ratio of 1.35% of insured deposits by September 30, 2020. On December 20, 2010, the FDIC raised the minimum designated reserve ratio of DIF to 2%. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act. Under the Dodd- Frank Act, the FDIC is required to offset the effect of the higher reserve ratio on small insured depository institutions, those with consolidated assets of less than $10 billion.
Continued action by the FDIC to replenish the DIF as well as changes contained in the Dodd-Frank Act may result in higher assessment rates. NBH Bank may be able to pass part or all of this cost on to its clients, including in the form of lower interest rates on deposits, or fees to some depositors, depending on market conditions.

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
Anti-Money Laundering Requirements
Under federal law, including the Bank Secrecy Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing associate training program; and testing of the program by an independent audit function. Among other things, these laws are intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence, client identification, and recordkeeping, including in their dealings with non-U.S. financial institutions and non-U.S. clients. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.
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
Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These state and local laws regulate the manner in which financial institutions deal with clients when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, client rescission rights, action by state and local attorneys general and civil or criminal liability.
The Dodd-Frank Act created a new independent Consumer Finance Protection Bureau (which we refer to as the “Consumer Bureau”) that has broad authority to regulate and supervise retail financial services activities of banks and various non-bank providers. The Consumer Bureau has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, however, banks with assets of $10 billion or less, such as NBH Bank, will continue to be examined for consumer compliance by their primary bank regulator.
The Community Reinvestment Act
The CRA is intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.
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
The Dodd-Frank Act, which was signed into law in 2010, has a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. In addition to certain implications of the Dodd-Frank Act discussed above, the following items are also key provisions of the Dodd-Frank Act:

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

•
Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act: (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation (unless exempted by the Jumpstart Our Business Startups Act (the “JOBS Act”)); (2) enhances independence requirements for compensation committee members and advisors; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

Many of the requirements of the Dodd-Frank Act will continue to be implemented over time, and most will be subject to regulations implemented over the course of several years. Given the uncertainty surrounding the manner in which many of the Dodd-Frank Act’s provisions will be implemented by the various regulatory agencies and through regulations, the full extent of the impact on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us.
More Information
Our website is www.nationalbankholdings.com.  We make available free of charge, through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”). In addition, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.    RISK FACTORS.
Risks Relating to Our Banking Operations
Since 2010, we have completed four acquisitions and have a limited operating history from which investors can evaluate our future prospects and financial and operating performance.
We were organized in June 2009 and acquired selected assets and assumed selected liabilities of Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado in October 2010, December 2010, July 2011 and October 2011, respectively. Because our banking operations began in late 2010, we have a limited operating history upon which investors can evaluate our operational performance or compare our recent performance to historical performance. Although we acquired selected assets and assumed selected liabilities of four depository institutions which had operated for longer periods of time than we have, their business models and experiences are not reflective of our plans. Accordingly, our limited time operating our acquired franchises may make it difficult for investors to evaluate our future prospects and financial and operating performance. Moreover, because a significant portion of our loans and OREO are covered by loss sharing agreements with the FDIC and all of the loans and OREO we acquired were marked to fair value at the time of our acquisitions, we believe that the historical financial results of the acquisitions are less useful to an evaluation of our future prospects and financial and operating performance. Certain other factors may also make it difficult for investors to evaluate our future prospects and financial and operating performance, including, among others:

•
our current asset mix, loan quality and allowance for loan losses are not representative of our anticipated future asset mix, loan quality and allowance for loan losses, which may change materially as we continue to undertake organic loan origination and banking activities and pursue future acquisitions;

•
a significant portion of our loans and OREO have been, and continue to be, covered by loss sharing agreements with the FDIC, which reimburse a variable percentage of losses experienced on these assets; thus, we may face higher losses once the FDIC loss sharing arrangements expire and losses may exceed the discounts we received;

•
the income we report from certain acquired assets due to loan discounts and accretable yield may be higher than the returns available in the current market and, if we are unable to make new performing loans and acquire other performing assets in sufficient volume, we may be unable to generate the earnings necessary to implement our growth strategy;

•
our excess cash reserves and liquid investment securities portfolio, which result in large part from the proceeds of our 2009 private offering of common stock, cash received in connection with our acquisitions and loan originations pacing loan workouts, are unlikely to be representative of our future cash position;

•	our acquisition history may not be indicative of our ability to execute our external growth strategy, and our inability to execute such strategy would materially and adversely affect us.

•
our historical cost structure and capital expenditure requirements are not necessarily reflective of our anticipated cost structure and capital spending as we continue to identify efficiencies and operate our organic banking platform; and

•
our regulatory capital ratios, minimums of which are required by agreements we have reached with our regulators and which result in part from the proceeds of our private offering of common stock, are not necessarily representative of our future regulatory capital ratios.

Continued or worsening general business and economic conditions could materially and adversely affect us.
Our business and operations are sensitive to general business and economic conditions in the United States and in our two core markets in Colorado and the greater Kansas City region. If the economies in our core markets, or the U.S. economy more generally, are unable to continue to steadily emerge from the recession that began in 2007 or we experience worsening economic conditions, we could be materially and adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors would be detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us.

Changes in the assumptions underlying our loss share accounting and acquisition method of accounting could affect our financial information and have a material adverse effect on us.
A material portion of our financial results is based on loss share accounting, which is subject to assumptions and judgments made by us and our regulators. In addition, as a result of our acquisitions, our financial information is heavily influenced by the application of the acquisition method of accounting. Both methodologies require us to make complex assumptions, which assumptions materially affect our financial results. If these assumptions are incorrect or we change or modify our assumptions, it could have a material adverse effect on us or our previously reported results. As such, any financial information generated through the use of loss share accounting or the acquisition method of accounting is subject to modification or change. If our assumptions are incorrect and we change or modify our assumptions, it could have a material adverse effect on us or our previously reported results
Our business is highly susceptible to credit risk and fluctuations in the value of real estate collateralizing such credit.
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
We believe that the implementation of our strategy will depend in large part on the skills of our executive management team and our ability to motivate and retain these and other key personnel. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. Our success also depends on the experience of our banking center managers and relationship managers and on their relationships with the clients and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key senior personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on us.
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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding our loans, identification of additional problem loans by us and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. If the real estate markets deteriorate, we expect that we will experience increased delinquencies and credit losses, particularly with respect to construction, land development and land loans. In addition, our regulators periodically review our allowance for loan losses and may require an increase in the allowance for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on us.

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
 When necessary, we foreclose on and take title to the real estate (some of which is covered by our FDIC loss sharing arrangement) serving as collateral for our loans as part of our business. Real estate that we own but do not use in the ordinary course of our operations is referred to as “other real estate owned,” or “OREO” property. Increased OREO balances have led to greater expenses as we incur costs to manage and dispose of the properties. Despite some of the OREO being covered by loss sharing agreements with the FDIC, we expect that our earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with OREO assets. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The expenses associated with OREO and any further OREO write-downs could have a material adverse effect on us.
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

•	the scope, relevance and pricing of products and services offered to meet client needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	the ability to attract and retain highly qualified associates to operate our business;

•	the ability to expand our market position;

•	client satisfaction with our level of service;

•	the ability to operate our business effectively and efficiently; and

•	industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could materially and adversely affect us.
We may not be able to meet the cash flow requirements of deposit withdrawals and other business needs unless we maintain sufficient liquidity.
We require liquidity to make loans and to repay deposit and other liabilities as they become due or are demanded by clients. We principally depend on checking, savings and money market deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. As a result of a decline in overall depositor confidence, an increase in interest rates paid by competitors, general interest rate levels, FDIC insurance costs, higher returns being available to clients on alternative investments and general economic conditions, a substantial number of our clients could withdraw their bank deposits with us from time to time, resulting in our deposit levels decreasing substantially, and our cash on hand may not be able to cover such withdrawals and our other business needs, including amounts necessary to operate and grow our business. This would require us to seek third party funding or other sources of liquidity, such as asset sales. Our access to third party funding sources, including our ability to raise funds through the issuance of additional shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, may be impacted by our financial strength, performance and prospects and may also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets, all of which may make potential funding sources more difficult to access, less reliable and more expensive. We may not have access to third party funding in sufficient amounts on favorable terms, or the ability to undertake asset sales or access other sources of liquidity, when needed, or at all, which could materially and adversely affect us.
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
Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets and liabilities, loan and investment securities portfolios and our overall results. Changes in interest rates may also have a significant impact on any future loan origination revenues. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume and revenues usually decline during periods of rising or high interest rates and increase during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of a significant percentage of the assets, both loans and investment securities, on our balance sheet. We may incur debt in the future and that debt may also be sensitive to interest rates and any increase in interest rates could materially and adversely affect us. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in the Federal Reserve’s interest rate policies or other changes in monetary policies and economic conditions could materially and adversely affect us.
We are dependent on our information technology and telecommunications systems and third-party providers, and systems failures, interruptions could have a material adverse effect on us.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party providers. We outsource many of our major systems, such as data processing, loan servicing systems and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of client business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.
A failure in or breach of our security systems or infrastructure, or those of our third-party providers, could result in financial losses to us or in the disclosure or misuse of confidential or proprietary information, including client information.
As a financial institution, we may be the target of fraudulent activity that may result in financial losses to us or our clients, privacy breaches against our clients or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, unauthorized intrusion into or use of our systems, and other dishonest acts. We provide our clients with the ability to bank remotely, including online over the internet and over the telephone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking.

Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified. To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could expose us to reputational damage, claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in our systems and could materially and adversely affect us. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and our plans to continue to provide electronic banking services to our clients.
We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
As a publicly traded company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. We also are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 concerning internal control over financial reporting. We may experience difficulty in meeting the SEC’s reporting requirements. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause investors and potential investors to lose confidence in us and reduce the market price of our common stock.
During the course of our testing, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, we would have to disclose in periodic reports we file with the SEC any material weakness in our internal control over financial reporting. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and would preclude our independent auditors from attesting to our assessment of the effectiveness of our internal control over financial reporting is effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the market price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, it may materially and adversely affect us.
Risks Relating to our Growth Strategy
We may not be able to effectively manage our growth.
Our future operating results depend to a large extent on our ability to successfully manage our rapid growth. Our rapid growth has placed, and it may continue to place, significant demands on our operations and management. Whether through additional acquisitions or organic growth, our current plan to expand our business is dependent upon our ability to:

•
continue to implement and improve our operational, credit, financial, legal, management and other internal risk controls and processes and our reporting systems and procedures in order to manage a growing number of client relationships;

•	scale our technology platform;

•	integrate our acquisitions and develop consistent policies throughout the various lines of businesses; and

•	attract and retain management talent.
We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with new banking centers and banks. Thus, our growth strategy may divert management from our existing franchises and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage and grow our financial services franchise, we could be materially and adversely affected. In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.
Our acquisitions generally will require regulatory approvals, and failure to obtain them would restrict our growth.
We intend to complement and expand our business by pursuing strategic acquisitions of financial services franchises. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on applications, federal banking regulators consider, among other factors:

•	the effect of the acquisition on competition;

•	the financial condition, liquidity, results of operations, capital levels and future prospects of the applicant and the bank(s) involved;

•	the quantity and complexity of previously consummated acquisitions;

•	the managerial resources of the applicant and the bank(s) involved;

•	the convenience and needs of the community, including the record of performance under the Community Reinvestment Act (which we refer to as the “CRA”); and

•	the effectiveness of the applicant in combating money laundering activities.
Such regulators could deny our application based on the above criteria or other considerations, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell banking centers as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of any acquisition. In addition, prior to the submission of an application our regulators could discourage us from pursuing strategic acquisitions or indicate that regulatory approvals may not be granted on terms that would be acceptable to us, which could have the same effect of restricting our growth or reducing the benefit of any acquisitions.
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
There are significant risks associated with our ability to identify and successfully consummate acquisitions. There are a limited number of acquisition opportunities, and we expect to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions and financial services franchises. Many of these entities are well established and have extensive experience in identifying and consummating acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater financial, technical, human and other resources and access to capital than we do, which could limit the acquisition opportunities we pursue. Our competitors may be able to achieve greater cost savings, through consolidating operations or otherwise, than we could. These competitive limitations give others an advantage in pursuing certain acquisitions. In addition, increased competition may drive up the prices for the acquisitions we pursue and make the other acquisition terms more onerous, which would make the identification and successful consummation of those acquisitions less attractive to us. Competitors may be willing to pay more for acquisitions than we believe are justified, which could result in us having to pay more for them than we prefer or to forego the opportunity. As a result of the foregoing, we may be unable to successfully identify and consummate acquisitions on attractive terms, or at all, that are necessary to grow our business.
To the extent that we are unable to identify and consummate attractive acquisitions, or continue to increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.
We intend to grow our business through strategic acquisitions of financial services franchises coupled with organic loan growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. As our acquired loan portfolio, which generally produces higher yields than our originated loans due to loan discounts and accretable yield, is paid down, we expect downward pressure on our income to the extent that the runoff is not replaced with other high-yielding loans. As a result of the foregoing, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans, we could be materially and adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher-yielding loans that fail to perform.

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
 We will generally establish the pricing of transactions and the capital structure of financial services franchises to be acquired by us on the basis of financial projections for such financial services franchises. In general, projected operating results will be based on the judgment of our management team. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed and the projected results may vary significantly from actual results. General economic, political and market conditions can have a material adverse impact on the reliability of such projections. In the event that the projections made in connection with our acquisitions, or future projections with respect to new acquisitions, are not accurate, such inaccuracies could materially and adversely affect us. Any of the foregoing matters could materially and adversely affect us.
Delinquencies and losses in the loan portfolios and other assets we acquire may exceed our initial forecasts developed during our due diligence investigation prior to their acquisition and, thus, produce lower returns than we believed our purchase price supported. Furthermore, our due diligence investigation may not reveal all material issues. The diligence process in FDIC-assisted transactions is also expedited due to the short acquisition timeline that is typical for these transactions. If, during the diligence process, we fail to identify all relevant issues related to an acquisition, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in significant losses. Any of these events could materially and adversely affect us. Economic conditions may create an uncertain environment with respect to asset valuations and there is no certainty that we will be able to sell assets or institutions after we acquire them if we determine it would be in our best interests to do so. In addition, there may be limited liquidity for certain asset classes we hold, including commercial real estate and construction and development loans.
Risks Relating to the Regulation of Our Industry
The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material adverse effect on our business
In 2010, the President signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;

•	exclusion of hybrid securities issued on or after May 19, 2010 from tier 1 capital;

•
creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

•	changes in regulation of consumer mortgage loan origination and risk retention.
In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds (i.e., the Volcker Rule). The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.
Some provisions of the Dodd-Frank Act became effective immediately upon its enactment, while others have come into effect over the last few years. Many provisions, however, still require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us. Any changes in the laws or regulations or their interpretations could be materially adverse to investors in our common stock
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could materially and adversely affect us.
We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect clients, depositors and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us.
We are subject to substantial regulatory limitations that limit the way in which we may operate our business.
Our bank subsidiary, NBH Bank, N.A. (“NBH Bank” or the “Bank”), is subject to specific requirements pursuant to the OCC Operating Agreement entered into in connection with our acquisition of certain assets of Bank Midwest, N.A. The OCC Operating Agreement requires, among other things, that the Bank provide notice to, and obtain non-objection from, the OCC with respect to any potential acquisition transactions (a) from the FDIC as a receiver of failed institution, (b) as part of a transaction in which the FDIC provides assistance, (c) as part of a transaction pursuant to the Bank Merger Act (which we refer to as the "BMA"), involving the probable failure of one or more depository institutions, (d) as part of a transaction pursuant to the 10-day/5-day emergency provisions of the BMA, or (e) in any other manner. Additionally, the OCC Operating Agreement imposes certain restrictions on payment of dividends by the Bank to the Company, including by requiring prior non-objection from the OCC before any distribution is made. Also, the OCC Operating Agreement requires that the Bank maintain total capital at least equal to 12% of risk-weighted assets, tier 1 capital at least equal to 11% of risk-weighted assets and tier 1 capital at least equal to 10% of adjusted total assets.
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
Our ability to declare and pay dividends depends both on the ability of our bank subsidiary to pay dividends to us and on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Because we are a separate legal entity from our bank subsidiary and we do not have significant operations of our own, any dividends paid by us to our common shareholders would have to be paid from funds at the holding company level that are legally available therefor. However, as a bank holding company, we are subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Additionally, various federal and state statutory provisions limit the amount of dividends that our bank subsidiary can pay to us as its holding company without regulatory approval. Our bank subsidiary is currently prohibited by our OCC Operating Agreement from paying dividends to us without receiving a prior non-objection from the OCC before any distribution is made. Finally, holders of our common stock are only entitled to receive such dividends as our board of directors may, in its unilateral discretion, declare out of funds legally available for such purpose based on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our board of directors. Accordingly, we may not pay the amount of dividends referenced in our current intention above, or any dividends at all, to our common shareholders in the future.
Item 1B.    UNRESOLVED STAFF COMMENTS.
None
Item 2.    PROPERTIES.
Our principal executive offices are located in the Denver Tech Center area immediately south of Denver, Colorado. We also have approximately 70,000 square feet of office and operations space in Kansas City, Missouri. At December 31, 2013, we operated 45 banking centers in Kansas and Missouri, 50 in Colorado and two in Texas. Of these banking centers, 20 locations were leased and 77 were owned. Prior to their closure at the conclusion of business on December 31, 2013, we also operated four banking centers in California and 32 limited-service retirement center locations, 20 locations in Kansas and Missouri and six locations each in Texas and Colorado. See note 26 to our consolidated financial statements for further information regarding banking center closures.
Item 3.    LEGAL PROCEEDINGS.
From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, results of operations or liquidity.
Item 4.    MINE SAFETY DISCLOSURES.
None.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock Data
Shares of the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NBHC” on September 20, 2012. Prior to September 20, 2012, there was no established public trading market for the Company’s stock. The following table presents the high and low prices of actual transactions in the Company’s common stock and cash dividends paid for the periods indicated:

Year	Quarter	High	Low	Cash Dividends
2013	First	$19.75	$17.85	$0.05
	Second	$19.82	$17.69	$0.05
	Third	$21.39	$18.55	$0.05
	Fourth	$21.88	$19.86	$0.05
2012	First	$—	$—	$—
	Second	$—	$—	$—
	Third	$20.25	$19.23	$—
	Fourth	$19.92	$17.90	$0.05
The last sale price of our common stock on the NYSE was $19.59 per share on February 26, 2014. The Company had 95 shareholders of record as of February 26, 2014. Management estimates that the number of beneficial owners is significantly greater.
In October 2012, we commenced the payment of a $0.05 per share quarterly dividend to holders of our common stock.
As a bank holding company, any dividends paid to us by our bank subsidiary are subject to various federal and state regulatory limitations and also subject to the ability of our bank subsidiary to pay dividends to us. The OCC Operating Agreement imposes certain restrictions on payment of dividends by the Bank to the Company, including requiring prior non-objection from the OCC before any distribution is made, and therefore, any dividends to our common shareholders may have to be paid from funds legally available at the holding company level. During the fourth quarter of 2013, the OCC permitted the Bank to pay a dividend of $313.0 million to the Company. Other than dividends from the Bank paid as noted above, the cash held by the Company and any future financing at the holding company level, we do not have, and do not expect to have in the near future, liquidity sources at the holding company level to pay dividends to our common shareholders. In addition, in the future, we and our bank subsidiary may enter into credit agreements or other financing arrangements that prohibit or otherwise restrict our ability to declare or pay cash dividends. Any determination to pay cash dividends in the future will be at the unilateral discretion of our board of directors and will depend on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our board of directors. See “Risk Factors—Our ability to pay dividends is subject to regulatory limitations and our bank subsidiary’s ability to pay dividends to us is also subject to regulatory limitations.”
Performance Graph
The following graph presents a comparison of the Company’s performance to the indices named below. It assumes $100 invested on September 19, 2012, with dividends invested on a total return basis.

	Period Ending
Index	9/19/2012	9/28/2012	12/31/2012	3/28/2013	6/28/2013	9/30/2013	12/31/2013
NBH	100.00	101.09	98.65	95.06	102.34	106.70	111.17
KBW Regional Banking Index	100.00	97.37	94.46	106.38	111.55	119.41	135.70
Russell 2000 Index	100.00	97.82	99.21	111.15	114.18	125.43	135.93
The following table sets forth information about our repurchases of our common stock during the fourth quarter of 2013:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-October 31, 2013 (1)	11,425	$21.12	11,425	$4,428,611
November 1-November 30, 2013 (2)	535,425	$20.03	535,425	$25,000,000
November 1-November 30, 2013 (3)	5,771,126	$20.00	—	$—
December 1-December 31, 2013	—	$—	—	$25,000,000
Total	6,317,976	$20.00	546,850	$25,000,000
(1) These represent shares surrendered to the Company as part of a net vesting of restricted stock awards.
(2) These share repurchases were part of publicly announced, Board approved, stock repurchase authorizations.
(3) These share repurchases were privately negotiated, and outside of publicly announced stock repurchase authorizations.
On January 23, 2014, the Board of Directors replaced the remaining available authorization with a new authorization to repurchase up to $50 million of our common stock through December 31, 2014.

Item 6.    SELECTED FINANCIAL DATA.
The following table sets forth summary selected historical financial information as of and for the years ended December 31, 2013, 2012, 2011, 2010, and as of December 31, 2009 and for the period from June 16, 2009 (inception) to December 31, 2009. The summary selected historical consolidated financial information set forth below is derived from our audited consolidated financial statements.
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

Summary Selected Historical Consolidated Financial Data

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009 (1)
Consolidated Balance Sheet Information (unaudited, $ in thousands):
Cash and cash equivalents	$189,460	$769,180	$1,628,137	$1,907,730	$1,099,288
Investment securities available-for-sale (at fair value)	1,785,528	1,718,028	1,862,699	1,254,595	—
Investment securities held-to-maturity	641,907	577,486	6,801	—	—
Non-marketable securities	31,663	32,996	29,117	17,800	—
Loans (including covered loans) (2)	1,854,094	1,832,702	2,268,435	1,563,561	—
Allowance for loan losses	(12,521)	(15,380)	(11,527)	(48)	—
Loans, net	1,841,573	1,817,322	2,256,908	1,563,513	—
Loans held for sale	5,787	5,368	5,616	5,309	—
FDIC indemnification asset, net	64,447	86,923	223,402	161,395	—
Other real estate owned	70,125	94,808	120,636	54,078	—
Premises and equipment, net	115,219	121,436	87,315	37,320	—
Goodwill and other intangible assets, net	81,859	87,205	92,553	79,715	—
Other assets	86,547	100,023	38,842	24,066	565
Total assets	$4,914,115	$5,410,775	$6,352,026	$5,105,521	$1,099,853
Deposits	3,838,309	4,200,719	5,063,053	3,473,339	—
Other liabilities	178,014	119,497	200,244	638,423	2,357
Total liabilities	4,016,323	4,320,216	5,263,297	4,111,762	2,357
Total shareholders’ equity	897,792	1,090,559	1,088,729	993,759	1,097,496
Total liabilities and shareholders’ equity	$4,914,115	$5,410,775	$6,352,026	$5,105,521	$1,099,853

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period June 16, 2009 through December 31, 2009 (1)
Consolidated Statement of Operations Data:
Interest income	$195,475	$233,485	$197,159	$21,422	$481
Interest expense	16,514	29,234	41,696	5,512	—
Net interest income	178,961	204,251	155,463	15,910	481
Provision for loan losses	4,296	27,995	20,002	88	—
Net interest income after provision for loan losses	174,665	176,256	135,461	15,822	481
Bargain purchase gain	—	—	60,520	37,778	—
Non-interest income	20,177	37,379	28,966	4,385	—
Non-interest expense	183,965	209,598	155,538	48,981	1,847
Income (loss) before income taxes	10,877	4,037	69,409	9,004	(1,366)
Provision for income before taxes	3,950	4,580	27,446	2,953	168
Net income (loss)	$6,927	$(543)	$41,963	$6,051	$(1,534)
Share Information (3):
Earnings (loss) per share, basic	$0.14	$(0.01)	$0.81	$0.11	$(0.07)
Earnings (loss) per share, diluted	$0.14	$(0.01)	$0.81	$0.11	$(0.07)
Book value per share	$19.99	$20.84	$20.87	$19.13	$18.82
Tangible book value per share (4)	$18.27	$19.23	$19.13	$17.60	$18.82
Tangible common equity to tangible assets (4)	16.97%	18.89%	15.94%	18.19%	99.79%
Weighted average common shares outstanding, basic	50,790,410	52,214,175	51,978,744	53,000,454	21,251,006
Weighted average common shares outstanding, diluted	50,824,422	52,214,175	52,104,021	53,000,454	21,251,006
Common shares outstanding	44,918,336	52,327,672	52,157,697	51,936,280	58,318,304

(1)
The Company was incorporated on June 16, 2009, but neither the Company nor NBH Bank had any substantive operations prior to the first acquisition on October 22, 2010. The period from June 16, 2009 to December 31, 2009 contained 200 days.

(2)	Total loans are net of unearned discounts and deferred fees and costs.
(3)	Per share information is calculated based on the aggregate number of our shares of Class A common stock and Class B non-voting common stock outstanding.
(4)
Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. Tangible book value per share is computed as total shareholders’ equity less goodwill (adjusted for deferred taxes) and other intangible assets, net, divided by common shares outstanding at the balance sheet date. For purposes of computing tangible common equity to tangible assets, tangible common equity is calculated as common shareholders’ equity less goodwill (adjusted for deferred taxes) and other intangible assets, net, and tangible assets is calculated as total assets less goodwill (adjusted for deferred taxes) and other intangible assets, net. We believe that the most directly comparable GAAP financial measures are book value per share and total shareholders’ equity to total assets. See the reconciliation under “About Non-GAAP Financial Measures.”

	As of and for the years ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Key Ratios
Return on average assets	0.13%	-0.01%	0.81%	0.44%	-0.33%
Return on average tangible assets (1)	0.20%	0.05%	0.88%	0.44%	-0.33%
Return on average equity	0.67%	-0.05%	4.01%	0.62%	-0.33%
Return on average tangible common equity (1)	1.06%	0.27%	4.62%	0.62%	-0.33%
Return on risk weighted assets	0.33%	-0.03%	2.21%	0.46%	NM
Interest-earning assets to interest-bearing liabilities (end of period) (2)	137.05%	134.44%	127.91%	129.91%	N/A
Loans to deposits ratio (end of period)	48.46%	43.76%	44.91%	45.17%	N/A
Average equity to average assets	20.07%	18.91%	20.26%	71.45%	N/A
Non-interest bearing deposits to total deposits (end of period)	17.59%	16.14%	13.41%	9.39%	N/A
Net interest margin (3)	3.81%	3.98%	3.40%	1.21%	N/A
Interest rate spread (4)	3.68%	3.81%	3.17%	-0.02%	NM
Yield on earning assets (2)	4.16%	4.55%	4.31%	1.63%	0.23%
Cost of interest bearing liabilities (2)	0.48%	0.74%	1.15%	1.65%	N/A
Cost of deposits	0.41%	0.64%	1.05%	1.51%	N/A
Non-interest expense to average assets	3.55%	3.62%	3.01%	3.56%	NM
Efficiency ratio (5)	89.70%	84.53%	61.72%	84.34%	NM
Dividend payout ratio	142.86%	NM	0.00%	0.00%	N/A
Asset Quality Data (6) (7) (8)
Non-performing loans to total loans	1.95%	2.23%	2.24%	0.96%	N/A
Covered non-performing loans to total non-performing loans	62.64%	27.14%	29.19%	97.12%	N/A
Non-performing assets to total assets	2.18%	2.53%	2.72%	1.35%	N/A
Covered non-performing assets to total non-performing assets	57.53%	41.70%	53.55%	99.38%	N/A
Allowance for loan losses to total loans	0.68%	0.84%	0.51%	0.00%	N/A
Allowance for loan losses to total non-covered loans	0.81%	1.26%	0.88%	0.01%	N/A
Allowance for loan losses to non-performing loans	34.71%	37.64%	22.71%	0.32%	N/A
Net charge-offs to average loans	0.41%	1.20%	0.51%	0.00%	N/A

(1)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation on page 36.
(2)
Interest earning assets include assets that earn interest/accretion or dividends, except for the FDIC indemnification asset, which is not part of interest earning assets. Any market value adjustments on investment securities are excluded from interest-earning assets. Interest bearing liabilities include liabilities that must be paid interest.

(3)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(4)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(5)	The efficiency ratio represents non-interest expense, less intangible asset amortization, as a percentage of net interest income plus non-interest income.
(6)
Non-performing loans consist of non-accruing loans, loans 90 days or more past due and still accruing interest and restructured loans, but exclude any loans accounted for under ASC 310-30 in which the pool is still performing. These ratios may, therefore, not be comparable to similar ratios of our peers.

(7)	Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.
(8)	Total loans are net of unearned discounts and fees.

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

	As of and for the years ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Total shareholders’ equity	$897,792	$1,090,559	$1,088,729	$993,759	$1,097,496
Less: goodwill	(59,630)	(59,630)	(59,630)	(52,442)	—
Add: deferred tax liability related to goodwill	4,671	3,121	1,571	113	—
Less: intangible assets, net	(22,229)	(27,575)	(32,923)	(27,273)	—
Tangible common equity (1)	$820,604	$1,006,475	$997,747	$914,157	$1,097,496

Total assets	$4,914,115	$5,410,775	$6,352,026	$5,105,521	$1,099,853
Less: goodwill	(59,630)	(59,630)	(59,630)	(52,442)	—
Add: deferred tax liability related to goodwill	4,671	3,121	1,571	113	—
Less: intangible assets, net	(22,229)	(27,575)	(32,923)	(27,273)	—
Tangible assets (1)	$4,836,927	$5,326,691	$6,261,044	$5,025,919	$1,099,853

Total shareholders’ equity to total assets	18.27%	20.16%	17.14%	19.46%	99.79%
Less: impact of goodwill and intangible assets, net	-1.30%	-1.27%	-1.20%	-1.27%	0.00%
Tangible common equity to tangible assets (1)	16.97%	18.89%	15.94%	18.19%	99.79%

Common book value per share calculations:
Total shareholders' equity	$897,792	$1,090,559	$1,088,729	$993,759	$1,097,496
Divided by: ending shares outstanding	44,918,336	52,327,672	52,157,697	51,936,280	58,318,304
Common book value per share	$19.99	$20.84	$20.87	$19.13	$18.82

Tangible common book value per share calculations:
Tangible common equity	$820,604	$1,006,475	$997,747	$914,157	$1,097,496
Divided by: ending shares outstanding	44,918,336	52,327,672	52,157,697	51,936,280	58,318,304
Tangible common book value per share	$18.27	$19.23	$19.13	$17.60	$18.82

Tangible common book value per share, excluding accumulated other comprehensive income (loss) calculations:
Tangible common equity	$820,604	$1,006,475	$997,747	$914,157	$1,097,496
Less: accumulated other comprehensive income (loss)	6,756	(40,573)	(47,022)	(6,085)	—
Tangible common book value, excluding accumulated other comprehensive income (loss)	827,360	965,902	950,725	908,072	1,097,496
Divided by: ending shares outstanding	44,918,336	52,327,672	52,157,697	51,936,280	58,318,304
Tangible common book value per share, excluding accumulated other comprehensive income (loss)	$18.42	$18.46	$18.23	$17.48	$18.82

	As of and for the years ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Return on average assets	0.13%	-0.01%	0.81%	0.44%	-0.33%
Add: impact of goodwill and intangible assets, net	0.00%	0.00%	0.02%	0.00%	0.00%
Add: impact of core deposit intangible expense, after tax	0.07%	0.06%	0.05%	0.00%	0.00%
Return on average tangible assets	0.20%	0.05%	0.88%	0.44%	-0.33%

Return on average equity	0.67%	-0.05%	4.01%	0.62%	-0.33%
Add: impact of goodwill and intangible assets, net	0.08%	0.00%	0.34%	0.00%	0.00%
Add: impact of core deposit intangible expense, after tax	0.31%	0.32%	0.27%	0.00%	0.00%
Return on average tangible common equity	1.06%	0.27%	4.62%	0.62%	-0.33%

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the years ended December 31, 2013, 2012, and 2011, and with the other financial and statistical data presented in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and "Risk Factors" and should be read herewith.
Readers are cautioned that meaningful comparability of current period financial information to prior periods may be limited. Following our Hillcrest Bank acquisition on October 22, 2010, we completed three additional acquisitions: Bank Midwest on December 10, 2010, Bank of Choice on July 22, 2011 and Community Banks of Colorado on October 21, 2011. As a result, our operating results are limited to the periods since these acquisitions, and the comparability of periods is compromised due to the timing of these acquisitions. Additionally, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the assets acquired and liabilities assumed were recorded at fair value at their respective dates of acquisition. The comparability of data is also compromised by the FDIC loss sharing agreements in place that cover a portion of losses incurred on certain assets acquired in the Hillcrest Bank and the Community Banks of Colorado acquisitions.
In May 2012, we changed the name of Bank Midwest, N.A. to NBH Bank, N.A. (“NBH Bank” or the “Bank”) and all references to NBH Bank, N.A. should be considered synonymous with references to Bank Midwest, N.A. prior to the name change.
Overview
National Bank Holdings Corporation is a bank holding company formed in 2009. Through our subsidiary, NBH Bank, N.A., we provide a variety of banking products to both commercial and consumer clients through a network of 97 banking centers, with the majority of those banking centers located in the greater Kansas City area and Colorado and through online and mobile banking products. We operate under the following brand names: Bank Midwest in Kansas and Missouri, Community Banks of Colorado in Colorado, and Hillcrest Bank in Texas.
In just over three years, we have completed the acquisition and integration of four troubled or failed banks, three of which were FDIC-assisted. We have transformed these four banks into one collective banking operation with steadily increasing organic growth, prudent underwriting, and meaningful market share with continued opportunity for expansion. Our long-term business model utilizes our organic development infrastructure, low-risk balance sheet, continuous operational development and a disciplined acquisition strategy to create value and provide attractive returns.
As of December 31, 2013, we had $4.9 billion in assets, $1.9 billion in loans, $3.8 billion in deposits and $0.9 billion in equity. We believe that our established presence positions us well for growth opportunities in our current and complementary markets. Our focus is on building strong banking relationships with small to mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid core financial services franchise with a sizable presence for deposit gathering and client relationship building necessary for growth.
Operating Highlights and Key Challenges
Our operations and strategy execution resulted in the following highlights as of and for the year ended December 31, 2013:
Strategy execution

•	Expanded product offerings - launched the NBH Capital Finance lending group, and a Government and Non-Profit Specialty Banking unit.

•	Accelerating organic growth - increased loan originations by 64.4% over the prior year.

•	Opportunistic capital management - repurchased 7.4 million shares at attractive prices.

•	Banking center rationalization - exited four out-of-market California banking centers and integrated 32 limited-service retirement center locations into our existing banking center network.

•	Operational streamlining - back-office realignment, vendor consolidation, continuous efficiency realization.

•	Product enhancements - added consumer and commercial interest rate swap product capabilities.
Loan portfolio

•	During the third quarter of 2013, we reached an important loan balance inflection point where total loan balances increased as originations began outpacing acquired troubled loan resolution.

•	Strategic loans increased 34.0% over the prior year, ending the year at $1.5 billion.

•	Organic loan originations totaled $714.0 million for 2013, representing a 64.4% increase from 2012.

•	During 2013, our non-strategic loan balances decreased $360.6 million, or 50.7%, as we successfully worked out non-strategic loans acquired in our FDIC-assisted transactions.
Credit quality

•	Non 310-30 loans

◦
Credit quality of the non 310-30 loan portfolio continued to improve with non-performing non 310-30 loans to total non 310-30 loans improving to 1.51% at December 31, 2013 from 4.04% at December 31, 2012.

◦	Originated loans within the non 310-30 portfolio continued to show strong credit quality and finished the year with total net charge offs of 0.03% and non-performing loans of 0.42%.

◦	Net charge-offs on all non 310-30 loans were 0.27% during 2013.

•	ASC 310-30 loans

◦
Increased client cash flow estimates resulted in a net addition of $73.7 million to accretable yield for the loans accounted for under ASC 310-30 during 2013, complemented by $1.3 million in provision reversals within that portfolio.

◦	One commercial and industrial loan pool accounted for under ASC 310-30, totaling $14.8 million at December 31, 2013 and covered by a loss sharing agreement, was put on non-accrual status during 2013.

•	Loss-share coverage

◦	As of December 31, 2013, 16.7%, or $309.4 million, of our total loans (by dollar amount) were covered by loss sharing agreements with the FDIC.

◦	As of December 31, 2013, 55.4%, or $38.8 million, of our total other real estate owned (by dollar amount) was covered by loss sharing agreements with the FDIC.
Client deposit funded balance sheet

•	As of December 31, 2013, total deposits and client repurchase agreements made up 98.0% of our total liabilities.

•	Transaction accounts improved to 61.0% of total deposits as of December 31, 2013 from 58.3% at December 31, 2012.

•	Average transaction account deposit balances grew 2.0% from December 31, 2012 to December 31, 2013.

•	As of December 31, 2013, we did not have any brokered deposits.
Revenues and expenses

•	Our yield on our loan portfolio was 7.92% during 2013 compared to 8.37% during 2012.

•
Cost of deposits improved 23 basis points to 0.41% during 2013, from 0.64% during 2012, due to the continued emphasis on our commercial and consumer relationship banking strategy and lower cost transaction accounts.

•	Net interest margin was 3.81% during 2013 and 3.98% during 2012, and continues to be driven by the attractive yields on loans accounted for under ASC 310-30 loan pools and lower cost of deposits.

•
Non-interest income totaled $20.2 million, decreasing $17.2 million, or 46.0% from 2012, driven by increased amortization of our FDIC indemnification asset as covered assets have continued to perform well.

•	Problem loan/OREO workout expenses totaled $16.6 million during 2013, decreasing $12.2 million, or 42.4%, from 2012.

•
Operating expenses before the banking center closure charges, problem loan/OREO workout expenses, and the fair value changes to the warrant liability, decreased $11.0 million, or 6.3%, during 2013 compared to 2012, when 2012 is adjusted for the aforementioned items and IPO expenses incurred during 2012.

Strong capital position

•	As of December 31, 2013, our tier 1 leverage ratio was 16.6% and our tier 1 risk-based capital ratio was 38.9%.

•
The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC indemnification asset, net, in excess of 4.5%, an approximate yield on new loan originations, and discounted at 5%, adds $0.75 per share to our tangible book value per share as of December 31, 2013.

•	Tangible common book value per share was $18.27 before consideration of the excess accretable yield value of $0.75 per share.

•	During 2013, we repurchased 7,421,179 shares, representing a 14.2% reduction in total shares outstanding, at a weighted average price of $19.77 per share.

•	On January 23, 2014, the Board of Directors approved a new authorization to repurchase up to $50.0 million of the Company’s common stock through December 31, 2014.
We have worked to actively grow our financial services franchise through the implementation of a strong sales culture with consistent, prudent lending policies and a technology and operating infrastructure designed to support our organic growth and acquisition strategies, while continuously seeking operational efficiencies. This included the implementation of a scalable data processing and operating platform and hiring key personnel to execute our relationship banking strategy and expanding our product lines.
Key Challenges
There are a number of significant challenges confronting us and our industry. We face a variety of challenges in implementing our business strategy, including being a new entity, the challenges of acquiring distressed franchises and rebuilding them, deploying our remaining capital on quality acquisition targets, low interest rates and low demand from borrowers and intense competition for loans.
General economic conditions have been modestly improving in recent quarters. However, continued uncertainty about the strength of the recovery remains and has hindered the pace and advancement of an economic recovery, both nationally and in our core markets. Residential real estate values have largely recovered from their lows, and we continue to consider this with guarded optimism. Commercial real estate values have been recovering slightly slower than residential real estate, and it is difficult to determine how strong this recovery is and how long it will last. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.
Our total loan balances increased $21.4 million during 2013, or 1.2%. Despite originations of $714.0 million during 2013, the marginal increase in total loans was the result of the downward pressure on loan balances from our active resolution of problem and non-strategic loans acquired in our FDIC-assisted transactions. While we believe we have hit our loan growth inflection point, whereby total originations have begun outpacing problem loan resolution, interest rates remain low and intense loan competition has been limiting the yields we have been able to obtain on interest earning assets. For example, our acquired loans generally have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. As a result, we expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans.
Increased regulation, such as the rules and regulations promulgated under the Dodd-Frank Act and potential higher required capital ratios, is adding costs and uncertainty to all U.S. banks and could reduce our competitiveness as compared to other financial service providers or lead to industry-wide decreases in profitability. While certain external factors are out of our control and may provide obstacles during the implementation of our business strategy, we believe we are prepared to deal with these challenges. We seek to remain flexible, yet methodical and proactive, in our strategic decision making so that we can quickly respond to market changes and the inherent challenges and opportunities that accompany such changes.
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
Liquidity - We monitor liquidity based on policy limits and through projections of sources and uses of cash. In order to test the adequacy of our liquidity, we routinely perform various liquidity stress test scenarios that incorporate wholesale funding maturities, if any, certain deposit run-off rates and access to borrowings. We manage our liquidity primarily through our balance sheet mix, including our cash and our investment security portfolio, and the interest rates that we offer on our loan and deposit products, coupled with contingency funding plans as necessary.
Capital - We monitor our capital levels, including evaluating the effects of share repurchases and potential acquisitions, to ensure continued compliance with regulatory requirements and with the OCC Operating Agreement that we entered into in connection with our Bank Midwest acquisition, which is described under “Supervision and Regulation.” We review our tier 1 leverage capital ratios, our tier 1 risk-based capital ratios and our total risk-based capital ratios on a regular basis.
Within our consolidated results of operations, we specifically evaluate the following:
Net interest income - Net interest income represents the amount by which interest income on interest earning assets exceeds interest expense incurred on interest bearing liabilities. We generate interest income through interest and dividends on loans, investment securities and interest bearing bank deposits. Our acquired loans have generally produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield and, as a result, we expect downward pressure on our interest income to the extent that the runoff of our acquired loan portfolio is not replaced with comparable high-yielding loans. We incur interest expense on our interest bearing deposits and repurchase agreements and would also incur interest expense on any future borrowings, including any debt assumed in acquisitions. We strive to maximize our interest income by acquiring and originating loans and investing excess cash in investment securities. Furthermore, we seek to minimize our interest expense through low-cost funding sources, thereby maximizing our net interest income.

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
Non-interest income - Non-interest income consists primarily of service charges, bank card fees, gains on sales of investment securities, OREO related write-ups and other income and other non-interest income. Also included in non-interest income is FDIC indemnification asset amortization and other FDIC loss sharing income, which consists of reimbursement of costs related to the resolution of covered assets, and amortization of our clawback liability. For additional information, see “-Application of Critical Accounting Policies-Acquisition Accounting Application and the Valuation of Assets Acquired and Liabilities Assumed” and note 2 in our consolidated financial statements. Due to fluctuations in the amortization rates on the FDIC indemnification asset and the amortization of the clawback liability and due to varying levels of expenses and income related to the resolution of covered assets, the FDIC loss sharing income is not consistent on a period-to-period basis and, absent additional acquisitions with FDIC loss sharing agreements, is expected to decline over time as covered assets are resolved.
Non-interest expense - The primary components of our non-interest expense are salaries and benefits, occupancy and equipment, professional fees and data processing and telecommunications. Any expenses related to the resolution of covered assets are also included in non-interest expense. These expenses are dependent on individual resolution circumstances and, as a result, are not consistent from period to period. We seek to manage our non-interest expense in order to maximize efficiencies.

Net income - We utilize traditional industry return ratios such as return on average assets, return on average tangible assets, return on average equity, return on average tangible equity and return on risk-weighted assets to measure and assess our returns in relation to our balance sheet profile.
Application of Critical Accounting Policies
We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. Most significant of these estimates relate to the fair value determination of assets acquired and liabilities assumed in business combinations and the application of acquisition accounting, the accounting for acquired loans and the related FDIC indemnification asset, the determination of the ALL, and the valuation of stock-based compensation. These critical accounting policies and estimates are summarized below, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for the year ended 2013.
Valuation of Assets Acquired and Liabilities Assumed and Acquisition Accounting Application
We account for business combinations under the acquisition method of accounting in accordance with ASC 805 Business Combinations. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including any identifiable intangible assets. The initial fair values are determined in accordance with the guidance provided in ASC 820, Fair Value Measurements and Disclosures. If the fair value of net assets acquired exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. The determination of fair value requires the use of estimates and significant judgment is required. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Any change in the acquisition date fair value of assets acquired and liabilities assumed may materially affect our financial position, results of operations and liquidity.
The determination of the fair value of loans acquired takes into account credit quality deterioration and probability of loss; therefore, the related ALL is not carried forward. We segregate loans based on the accounting treatment into (a) loans accounted for under ASC 310-30 and (b) loans excluded from ASC 310-30, which also includes our originated loans. We further segregate total loans into two separate categories: (a) loans receivable—covered and (b) loans receivable—non-covered, both of which are more fully described below.
OREO is recorded at fair value, less estimated selling costs. The fair value of OREO property is generally estimated using both market and income approach valuation techniques incorporating observable market data to formulate an opinion of the estimated fair value. When current appraisals are not available, judgment is used based on managements’ experience for similar properties.
Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). Deposit liabilities and the related depositor relationship intangible assets, known as the core deposit intangible assets, may be exchanged in observable exchange transactions. As a result, the core deposit intangible asset is considered identifiable, because the separability criterion has been met. The fair value of core deposit intangible assets is determined based on a discounted cash flow methodology that considers primary asset attributes such as expected client runoff rates, cost of the deposit base, and reserve requirements.
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
Under FDIC loss sharing agreements, we may be required to return a portion of cash received from the FDIC at acquisition in the event that losses do not reach a specified threshold, based on the initial discount less cumulative servicing amounts for the covered assets acquired. Such liabilities are referred to as clawback liabilities and are considered to be contingent consideration as they require the return of a portion of the initial consideration in the event that certain contingencies are met. We recognize clawback liabilities that represent contingent consideration at fair value at the date of acquisition. The clawback liabilities are included in due to FDIC in the accompanying consolidated statements of financial condition, and are periodically re-measured. Any changes in value are reflected in both the carrying amount of the clawback liability and the related amortization that is recognized through FDIC loss sharing income in the consolidated statements of operations until the contingency is resolved.

Accounting for Acquired Loans and the Related FDIC Indemnification Asset
Included in our loan portfolio are covered loans, which consist of loans acquired in the Hillcrest Bank and Community Banks of Colorado transactions that are covered by FDIC loss sharing agreements, and non-covered loans, which consist of originated and acquired loans that are not covered by loss sharing agreements. The covered loan portfolio has significantly different risk characteristics due to the financial statement implications, which are summarized below.
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
A significant portion of the loans acquired in the Hillcrest Bank, Bank of Choice, and Community Banks of Colorado acquisitions had deteriorated credit quality at the date of acquisition and management accounted for all loans acquired through these acquisitions under ASC 310-30 (with the exception of loans with revolving privileges which were outside the scope of ASC 310-30). These loans are grouped based on purpose and/or type of loan, geography and risk rating, and take into account the sources of repayment and collateral, and each such grouping is treated as a pool. Each pool is accounted for as a single loan for which the integrity is maintained throughout the life of the asset. When a pool exhibits evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in the expected future cash flows compared to the contractual amount due is recognized as a non-accretable difference. Any excess of the expected future cash flows over the acquisition date fair value is known as the accretable discount, or accretable yield, and through accretion, is recognized as interest income over the remaining life of each pool. Contractual fees not expected to be collected are not included in ASC 310-30 contractual cash flows. Should fees be subsequently collected, the cash flows are accounted for as non 310-30 fee income in the period they are received. Loans that meet the criteria for non-accrual of interest at the time of acquisition may be considered performing upon and subsequent to acquisition, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected. If the timing and expected cash flows of a pool can not be reasonably estimated, that pool may be placed on non-accrual status, the accretion of income will cease, and interest income will be recognized on a cash basis.
Loan pools accounted for under ASC 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, we evaluate the credit profile, contractual interest rates, collateral values and expected prepayments of the loan pools. Prepayment assumptions are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans were fixed or variable rate loans. Decreases to the expected future cash flows in the applicable pool generally result in an immediate provision for loan losses charged to the consolidated statements of operations. Conversely, subsequent increases in the expected future cash flows result in a transfer from the non-accretable difference to the accretable yield, which is then accreted as a yield adjustment over the remaining life of the pool once any previously recorded impairment expense has been recouped. These cash flow estimations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.
Loans outside the scope of ASC 310-30 are accounted for under ASC 310, Receivables. Discounts created when the loans are recorded at their estimated fair values at acquisition are accreted over the remaining life of the loan as an adjustment to the related loan’s yield. Similar to originated loans, the accrual of interest income is discontinued on acquired loans that are not accounted for under ASC 310-30 when the collection of principal or interest, in whole or in part, is doubtful. Interest is not accrued on loans 90 days or more past due unless they are well secured and in the process of collection.
The fair value of covered loans and covered OREO does not include the estimated fair value of the expected reimbursement of cash flows from the FDIC for the losses on these covered assets, as those cash flows are measured and recorded separately in the FDIC indemnification asset. The indemnification assets were recorded at fair value on the respective dates of acquisition, and considered the estimated fair value of anticipated reimbursements from the FDIC for expected losses on covered assets, subject to the loss thresholds and any contractual limitations in the loss sharing agreements. Fair value was estimated using the net present value of projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows are discounted to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC and the discount is amortized using the effective interest method in connection with the expected speed of reimbursements and is limited to the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified assets. This amortization is included in FDIC indemnification asset amortization in the consolidated statements of operations. The expected indemnification asset cash flows are re-estimated in conjunction with the periodic re-estimation of cash flows on covered loans and covered OREO. Improvements in cash flow expectations on covered loans and covered OREO generally result in a related decline in the expected indemnification cash flows from the FDIC and are recognized immediately in earnings to the extent that they relate to a reversal of a previously recorded valuation allowance related to the covered assets. Any remaining decreases in expected cash flows are reflected prospectively as a negative yield adjustment on the indemnification asset consistent with the approach taken to recognize increases in expected cash flows on the covered loans accounted for under ASC 310-30. Conversely, declines in cash flow expectations on covered loans and covered OREO generally result in an increase in the expected indemnification asset cash flows from the FDIC and are reflected as both a decrease in the FDIC indemnification asset amortization and an increase to the balance of the indemnification asset in the current period. As indemnified assets are resolved, the indemnification asset is reduced by the amount claimed by us from the FDIC and a corresponding claim receivable is recorded in other assets in the consolidated statements of financial condition until cash is received from the FDIC.
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
One of the key inputs to the Black-Scholes option pricing model is expected volatility. As a private entity, volatility was estimated using the calculated value method, whereby the expected volatility was calculated based on 17 comparable companies that were publicly traded. NBHC became a publicly traded company on September 20, 2012 and upon becoming a public entity, the Company was subject to a change in accounting policy under the provisions of ASC 718 Compensation-Stock Compensation, whereby expected volatility of grants, modifications, repurchases or cancellations that occur subsequent to the Company becoming a public entity are calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with those of the peer group. The weighting will become increasingly dependent on our own stock-price volatility as time passes, until such time that our stock has historical volatility equal to that of the expected term of the awards being measured. Grants of stock-based awards that existed prior to the Company becoming a public entity will not be re-measured under the public-company provisions unless those grants are subsequently modified, repurchased, or cancelled. This change in accounting policy may have a material effect on the valuation of future grants of stock-based compensation. See note 17 to our consolidated financial statements for more information on stock-based compensation.
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
Acquisition Activity
An integral component of our foundation and growth strategy has been to capitalize on market opportunities and acquire financial services franchises. Our primary focus has been on markets that we believe are characterized by some or all of the following: (i) attractive demographics with household income and population growth above the national average; (ii) concentration of business activity; (iii) high quality deposit bases; (iv) an advantageous competitive landscape that provides opportunity to achieve meaningful market presence; (v) a substantial number of financial institutions, including troubled financial institutions; (vi) lack of consolidation in the banking sector and corresponding opportunities for add-on transactions; and (vii) markets sizeable enough to support our long-term growth objectives. We structured our business strategy around these criteria because we believed they would provide the best long-term opportunities for growth.

With these criteria in mind, and consistent with our growth strategy, we completed two acquisitions during the fourth quarter of 2010 and two acquisitions in 2011. Through our acquisition of Hillcrest Bank from the FDIC in October 2010, we acquired 8 banking centers, along with 32 retirement center locations (which we closed on December 31, 2013), which were predominantly in the greater Kansas City region, but also included six retirement centers in Colorado and two banking centers and six retirement centers in Texas. We acquired approximately $1.4 billion in assets and approximately $1.2 billion in non-brokered deposits with a loss sharing agreement that covers losses incurred on commercial loans, single family residential loans and OREO, and the FDIC made a cash contribution of approximately $183 million to us as part of the transaction. Through our Bank Midwest transaction in December 2010, we acquired approximately $2.4 billion in assets and approximately $2.4 billion in non-brokered deposits, and 39 banking centers throughout Missouri and eastern Kansas.
In July 2011, we expanded our footprint with the acquisition of Greeley, Colorado-based Bank of Choice. The acquisition of Bank of Choice added 16 banking centers in Colorado, which included banking centers along the fast-growing Front Range of the Rocky Mountains. We acquired $949.5 million in assets and assumed $760.2 million of non-brokered deposits from Bank of Choice at a $171.6 million asset discount in a no loss sharing structure from the FDIC.
In October 2011, we broadened our Colorado presence with the acquisition of the Community Banks of Colorado from the FDIC. Through this acquisition, we added 36 banking centers in Colorado and four banking centers in California (which we closed as of December 31, 2013), along with selected assets and selected liabilities of the former Community Banks of Colorado. We acquired approximately $1.2 billion in assets and approximately $1.2 billion in deposits with the Community Banks of Colorado acquisition at a discount of approximately $113.5 million, which includes a $15.5 million discount on two specific loan pools, and with a commercial loss sharing agreement that covers losses incurred on certain loans and OREO, the majority of which are commercial in nature.
All of our acquisitions were accounted for under the acquisition method of accounting, and accordingly, all assets acquired and liabilities assumed were recorded at their respective acquisition date fair values and the fair value discounts on loans are being accreted over the lives of the loans as an adjustment to yield, with the exception of any non-accretable difference, as is described in our application of critical accounting policies. Additionally, as of the date of acquisition, 99.6% of the loans and all of the OREO acquired in the Hillcrest Bank transaction were covered by FDIC loss sharing agreements, and 61.8% of loans and 83.5% of OREO in the Community Banks of Colorado transaction were covered by loss sharing agreements with the FDIC. Both the application of the acquisition method of accounting and the loss sharing agreements with the FDIC are discussed in more detail below and in the notes to the consolidated financial statements.
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
We intend to continue our growth organically and through acquisitions. In addition to broadening our greater Kansas City and Colorado footprints, we may also consider acquisitions in additional complementary markets and complementary business segments, including asset generating and fee income businesses, through conservatively structured transactions to capitalize on market opportunities. We may utilize our stock in addition to cash as consideration in future acquisitions.
Financial Condition
Total assets at December 31, 2013 were $4.9 billion compared to $5.4 billion at December 31, 2012, a decrease of $0.5 billion. The decrease in total assets was driven by a $0.6 billion decrease in cash and cash equivalents, as we utilized cash to repurchase $146.7 million of our common stock.  Also contributing to the decrease in cash was the run-off of $0.3 billion of time deposits, as many of these clients were single-service, highly rate-sensitive clients of the problem banks we acquired. We also utilized available cash and purchased $945.8 million of investment securities during 2013. Total non-strategic loan balances decreased $360.6 million, which was a reflection of our workout progress on acquired troubled loans (many of which were covered). We also originated $714.0 million loans during 2013, which offset normal client payments and grew the loan balances in our strategic portfolio at an annualized rate of 34.0%. As a result, total loan balances increased $21.4 million, after having reached an important loan balance inflection point during the third quarter of 2013, whereby total loan balances began growing for the first time in our Company's short history, as organic loan originations began outpacing the resolution of acquired troubled loans. Our FDIC indemnification asset decreased $22.5 million during 2013 as a result of $17.6 million of payments from and claims submitted to the FDIC for reimbursement on continued workout progress on our covered loans and OREO. The actual and expected cash flows increased on covered assets, and resulted in a net reclassification of $73.7 million of non-accretable difference to accretable yield during the period, which is being accreted to income over the remaining life of the loans. Total deposits decreased $362.4 million, driven by a $257.0 million decline in time deposits, as we sought to retain only those depositors who were interested in market-rate deposits and developing a banking relationship and as we continued our focus on migrating toward a client-based deposit mix with higher concentrations of lower cost demand, savings and money market (“transaction”) deposits. Also contributing to the decline in total deposits was our exit of four California banking centers and 32 limited-service retirement centers during the fourth quarter. Shareholders' equity declined $192.8 million during 2013 and was primarily impacted by the repurchase of 7.4 million of our shares outstanding, or 14.2%, at a weighted average price of $19.77. Also contributing to the decrease in total equity was a $47.3 million decline in accumulated other comprehensive income (loss), net of tax, as a result of market value fluctuations.
Total assets at December 31, 2012 were $5.4 billion compared to $6.4 billion at December 31, 2011, a decrease of $1.0 billion. The decrease in total assets was largely driven by a decrease in non-strategic loan balances of $478.0 million, which was a reflection of our workout progress on acquired troubled loans (many of which were covered) that we acquired with our various acquisitions. We also originated $434.3 million of loans during 2012, which offset normal client payments and sustained the loan balances in our strategic portfolio. We coupled the overall loan balance decrease of $435.7 million with an $862.3 million decrease in total deposits, as we sought to retain only those depositors who were interested in deposits at market rate and developing a banking relationship and continued our focus on migrating toward a client-based deposit mix with higher concentrations of lower cost demand, savings and money market (“transaction”) deposits. We also utilized available cash and purchased $1.1 billion of investment securities during 2012. Our FDIC indemnification asset decreased $136.5 million during 2012 as a result of $135.2 million of payments from and claims submitted to the FDIC for reimbursement on continued workout progress on our acquired problem loans and OREO coupled with an increase in actual and expected cash flows on our covered assets. These increases in cash flows also contributed to a net reclassification of $47.5 million of non-accretable difference to accretable yield during the period, which is being accreted to income over the remaining life of those loans.
Investment Securities
Available-for-sale
Total investment securities available-for-sale were $1.8 billion at December 31, 2013, compared to $1.7 billion at December 31, 2012, an increase of $0.1 billion, or 3.9%. During 2013, we purchased $694.0 million of available-for-sale mortgage backed securities, which was largely funded by $550.0 million of maturities and paydowns.
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
Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated (in thousands):

	December 31, 2013				December 31, 2012
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield
U.S. Treasury securities	$—	$—	0.00%	0.00%	$300	$300	0.02%	0.13%
Asset backed securities	4,534	4,537	0.26%	0.61%	89,881	90,003	5.24%	0.61%
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	490,321	494,990	27.72%	2.22%	658,169	678,017	39.46%	2.03%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,320,998	1,285,582	72.00%	1.83%	931,979	949,289	55.26%	2.13%
Other securities	419	419	0.02%	0.00%	419	419	0.02%	0.00%
Total investment securities available-for-sale	$1,816,272	$1,785,528	100.00%	1.94%	$1,680,748	$1,718,028	100.00%	2.01%
As of December 31, 2013, approximately 99.7% of the available-for-sale investment portfolio was backed by mortgages as compared to 94.7% at December 31, 2012. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.
At December 31, 2013 and December 31, 2012, adjustable rate securities comprised 7.8% and 11.6%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate securities with 10 to 30 year maturities, with a weighted average coupon of 2.2% per annum and 2.8% per annum, at December 31, 2013 and December 31, 2012, respectively.

The available-for-sale investment portfolio included $30.7 million of net unrealized losses and $37.3 million of net unrealized gains, at December 31, 2013 and December 31, 2012, respectively, inclusive of $18.4 million of unrealized gains and $321 thousand of unrealized losses, for the aforementioned periods. The change from a net unrealized gain at December 31, 2012 to a net unrealized loss at December 31, 2013 was primarily driven by rising interest rates during the period. We do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.
The table below summarizes the contractual maturities of our available-for-sale investment portfolio as of December 31, 2013 (in thousands):

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Other securities		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Asset backed securities	$953	0.56%	$3,584	0.62%	$—	0.00%	$—	0.00%	$—	0.00%	$4,537	0.61%
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	8	1.48%	183,172	1.49%	311,810	2.67%	—	0.00%	494,990	2.22%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	—	0.00%	11,723	2.94%	1,273,859	1.82%	—	0.00%	1,285,582	1.83%
Other securities	—	0.00%	—	0.00%	—	0.00%	—	0.00%	419	0.00%	419	0.00%
Total investment securities available-for-sale	$953	0.56%	$3,592	0.62%	$194,895	1.58%	$1,585,669	1.99%	$419	0.00%	$1,785,528	1.94%
The estimated weighted average life of the available-for-sale MBS portfolio as of December 31, 2013 and December 31, 2012 was 3.9 years and 3.4 years, respectively, the extension of which was largely due to slower expected prepayment speeds in response to the higher interest rate environment at December 31, 2013 compared to December 31, 2012. This estimate is based on various assumptions, including repayment characteristics, and actual results may differ. As of December 31, 2013, the duration of the total available-for-sale investment portfolio was 3.6 years and the asset-backed securities portfolio within the available-for-sale investment portfolio had a duration of 0.3 year. As of December 31, 2012, the duration of the total available-for-sale investment portfolio was 3.1 years and the asset-backed securities portfolio within the available-for-sale investment portfolio had a duration of 0.5 year.
 Held-to-maturity
At December 31, 2013, we held $641.9 million of held-to-maturity investment securities, compared to $577.5 million at December 31, 2012, an increase of $64.4 million or 11.2%. During 2013, we purchased $251.8 million of held-to-maturity securities.
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
Held-to-maturity investment securities are summarized as follows as of the date indicated (in thousands):

	December 31, 2013
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$513,090	$511,489	79.93%	3.31%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	128,817	124,916	20.07%	1.70%
Total investment securities held-to-maturity	$641,907	$636,405	100.00%	2.99%

	December 31, 2012
	Amortized Cost	Fair Value	Percent of Portfolio	Weighted Average Yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$577,486	$584,551	100.00%	3.60%
Total investment securities held-to-maturity	$577,486	$584,551	100.00%	3.60%
The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.
At December 31, 2013 and December 31, 2012, the fair value of the held-to-maturity investment portfolio was $636.4 million and $584.6 million, respectively, inclusive of $5.5 million of unrealized losses, net and $7.1 million of unrealized gains, for the aforementioned periods. The table below summarizes the contractual maturities, as of the last scheduled repayment date, of our held-to-maturity investment portfolio as of December 31, 2013 (in thousands):

	Amortized Cost	Weighted Average Yield
Due in one year or less	$—	0.00%
Due after one year through five years	—	0.00%
Due after five years through ten years	18,319	2.03%
Due after ten years	623,588	3.02%
Other securities	—	0.00%
Total	$641,907	2.99%
The estimated weighted average life of the held-to-maturity investment portfolio was 3.8 years as of both December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, the duration of the total held-to-maturity investment portfolio was 3.5 years and the duration of the entire investment securities portfolio was 3.6 years. At December 31, 2012, the duration of the total held-to-maturity investment portfolio was 3.6 years and the duration of the entire investment securities portfolio was 3.2 years.
Non-marketable securities
Non-marketable securities include Federal Reserve Bank stock and FHLB stock. At December 31, 2013 and December 31, 2012, we held $25.0 million of Federal Reserve Bank stock and at December 31, 2013 and December 31, 2012 we also held $6.6 million and $8.0 million of FHLB stock, respectively. We hold these securities in accordance with debt and regulatory requirements. These are restricted securities which lack a market and are therefore carried at cost.
Loans Overview
Our loan portfolio at December 31, 2013 was comprised of loans that were acquired in connection with our four acquisitions to date, in addition to new loans that we have originated. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transaction are covered by loss sharing agreements with the FDIC.
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
Consistent with differences in the accounting, the loan portfolio is presented in two categories: (i) ASC 310-30 loans and (ii) non 310-30 loans. The portfolio is further stratified based on (i) loans covered by FDIC loss sharing agreements, or “covered loans,” and (ii) loans that are not covered by FDIC loss sharing agreements, or “non-covered loans.” Additionally, inherent in the nature of acquiring troubled banks, only certain of our acquired clients conform to our long-term business model of in-market, relationship-oriented banking clients. We have developed a management tool to evaluate the progress of working out the troubled loans acquired in our FDIC-assisted acquisitions and the progress of organic loan growth, whereby we have designated loans as “strategic” or “non-strategic.” Strategic loans include all originated loans in addition to those acquired loans inside our operating markets that meet our credit risk profile. Identification as strategic for acquired loans was made at the time of acquisition. Criteria utilized in the designation of a loan as “strategic” include (a) geography, (b) total relationship with borrower and (c) credit metrics commensurate with our current underwriting standards. At December 31, 2013, strategic loans totaled $1.5 billion and had strong credit quality as represented by a non-performing loans ratio of 0.60%. We believe this presentation of our loan portfolio provides a meaningful basis to understand the underlying drivers of changes in our loan portfolio balances.
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
For information regarding the loan portfolio composition and the breakdown of the portfolio between ASC 310-30 loans, non 310-30 loans, along with the amounts that are covered and non-covered, see note 7.

Strategic loans comprised 81.1% of the total loan portfolio at December 31, 2013, compared to 61.2% at December 31, 2012. The table below shows the loan portfolio composition categorized between strategic and non-strategic at the respective dates (in thousands):

	December 31, 2013			December 31, 2012
	Strategic	Non-Strategic	Total	Strategic	Non-Strategic	Total
Commercial	$411,589	$71,906	$483,495	$163,193	$107,395	$270,588
Commercial real estate	333,651	240,569	574,220	278,907	526,092	804,999
Agriculture	154,811	5,141	159,952	160,963	12,444	173,407
Residential real estate	570,455	29,469	599,924	474,769	58,608	533,377
Consumer	33,599	2,904	36,503	44,266	6,065	50,331
Total	$1,504,105	$349,989	$1,854,094	$1,122,098	$710,604	$1,832,702
Total loans increased $21.4 million from December 31, 2012, ending at $1.9 billion at December 31, 2013. The 1.2% increase in total loans was primarily driven by a $382.0 million increase in strategic loans, partially offset by a $360.6 million decrease in our non-strategic loan portfolio. Our enterprise-level, dedicated special asset resolution team successfully worked out non-strategic loans acquired in our FDIC-assisted transactions, coupled with the repayment of non-strategic loans that do not conform to our business model of in-market, relationship-oriented loans with credit metrics commensurate with our current underwriting standards. The increase in strategic loans of $382.0 million, or 34.0%, at December 31, 2013 compared to December 31, 2012, was driven by strong loan originations. We successfully increased our balances in our strategic commercial and residential real estate portfolios as we continued to generate new relationships with individuals and small to mid-sized businesses.
Our loan origination strategy involves lending primarily to clients within our markets; however, our acquired loans include clients in various geographies. The table below shows the geographic breakout of our loan portfolio at December 31, 2013 and December 31, 2012, based on the domicile of the borrower or, in the case of collateral-dependent loans, the geographic location of the collateral (in thousands):

	December 31, 2013		December 31, 2012
	Loan balance	Percent of loan portfolio	Loan balance	Percent of loan portfolio
Colorado	$710,967	38.3%	$694,468	37.9%
Missouri	537,267	29.0%	540,699	29.5%
Kansas	194,044	10.5%	119,541	6.6%
Texas	186,870	10.1%	170,890	9.3%
California	45,370	2.4%	61,363	3.3%
Florida	13,529	0.7%	52,982	2.9%
Other	166,047	9.0%	192,759	10.5%
Total	$1,854,094	100.0%	$1,832,702	100.0%
New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. New loan originations of $714.0 million were up $279.7 million, or 64.4% from the same period of the prior year as a result of the deployment of bankers, the introduction of new products and the continued development of our market presence. The following table represents new loan originations during 2013 and 2012 (in thousands):

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2013	2013	2013	2013	2013
Commercial	$159,931	$80,833	$24,982	$15,150	$280,896
Commercial real estate	20,959	50,081	31,553	36,749	139,342
Agriculture	23,610	5,689	22,901	9,446	61,646
Residential real estate	36,113	51,749	86,161	45,808	219,831
Consumer	3,594	3,326	3,157	2,211	12,288
Total	$244,207	$191,678	$168,754	$109,364	$714,003

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2012	2012	2012	2012	2012
Commercial	$30,988	$25,640	$10,799	$20,102	$87,529
Commercial real estate	20,993	11,135	6,816	18,546	57,490
Agriculture	28,978	24,328	22,444	7,570	83,320
Residential real estate	52,778	60,320	40,123	33,016	186,237
Consumer	6,025	6,505	4,057	3,155	19,742
Total	$139,762	$127,928	$84,239	$82,389	$434,318

The tables below show the contractual maturities of our loans for the dates indicated (in thousands):

	December 31, 2013
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$128,368	$297,120	$58,007	$483,495
Commercial real estate	156,055	277,885	140,280	574,220
Agriculture	32,258	80,681	47,013	159,952
Residential real estate	36,085	52,079	511,760	599,924
Consumer	14,284	15,281	6,938	36,503
Total loans	$367,050	$723,046	$763,998	$1,854,094
Covered	$175,452	$96,216	$37,729	$309,397
Non-covered	191,598	626,830	726,269	1,544,697
Total loans	$367,050	$723,046	$763,998	$1,854,094

	December 31, 2012
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$83,093	$147,356	$40,139	$270,588
Commercial real estate	403,179	277,625	124,195	804,999
Agriculture	41,205	77,683	54,519	173,407
Residential real estate	62,712	73,941	396,724	533,377
Consumer	23,842	17,668	8,821	50,331
Total loans	$614,031	$594,273	$624,398	$1,832,702
Covered	$350,339	$198,373	$59,510	$608,222
Non-covered	263,692	395,900	564,888	1,224,480
Total loans	$614,031	$594,273	$624,398	$1,832,702

The interest rate sensitivity of non 310-30 loans with maturities over one year is as follows at the dates indicated (in thousands):

	December 31, 2013
	Fixed		Variable		Total
	Balance	Weighted average rate	Balance	Weighted average rate	Balance	Weighted average rate
Commercial	$76,521	4.36%	$248,795	3.79%	$325,316	3.93%
Commercial real estate	152,357	4.67%	115,170	3.91%	267,527	4.35%
Agriculture	68,701	5.02%	35,898	4.47%	104,599	4.83%
Residential real estate	316,083	3.49%	208,361	3.64%	524,444	3.55%
Consumer	10,683	6.24%	4,617	4.20%	15,300	5.63%
Total loans with > 1 year maturity	$624,345	4.11%	$612,841	3.80%	$1,237,186	3.96%
Covered	$11,044	3.74%	$7,057	5.97%	$18,101	4.54%
Non-covered	613,301	4.11%	605,784	3.78%	1,219,085	3.95%
Total loans with > 1 year maturity	$624,345	4.11%	$612,841	3.80%	$1,237,186	3.96%

	December 31, 2012
	Fixed		Variable		Total
	Balance	Weighted average rate	Balance	Weighted average rate	Balance	Weighted average rate
Commercial	$30,601	4.97%	$103,677	3.79%	$134,278	4.07%
Commercial real estate	93,881	5.61%	65,778	4.61%	159,659	5.20%
Agriculture	53,316	5.15%	38,558	5.43%	91,874	5.27%
Residential real estate	226,079	3.88%	192,412	3.85%	418,491	3.86%
Consumer	11,689	6.50%	5,560	4.82%	17,249	5.96%
Total loans with > 1 year maturity	$415,566	4.60%	$405,985	4.12%	$821,551	4.36%
Covered	$7,161	4.95%	$30,724	5.25%	$37,885	5.19%
Non-covered	408,405	4.60%	375,261	4.02%	783,666	4.32%
Total loans with > 1 year maturity	$415,566	4.60%	$405,985	4.12%	$821,551	4.36%
Accretable Yield
At December 31, 2013, the accretable yield balance was $130.6 million compared to $133.6 million at December 31, 2012. We re-measure the expected cash flows of all 27 remaining accruing loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. During 2013 and 2012, we reclassified $73.7 million, and $47.5 million, net, from non-accretable difference to accretable yield, respectively, as a result of these re-measurements. The accretable yield balance at December 31, 2013 includes $1.6 million of accretable yield related to a loan pool that was put on non-accrual status during 2013. This accretable yield is not being accreted to income and the recognition has been deferred until full recovery of the carrying value of this pool is realized. During 2013, several of the loan pools accounted for under ASC 310-30 paid-off early. The early pay-off of one of these pools resulted in an immediate recognition of $2.5 million of accretion on loans accounted for under ASC 310-30.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At December 31, 2013 and 2012, our total remaining accretable yield and fair value mark was as follows (in thousands):

	December 31, 2013	December 31, 2012
Remaining accretable yield on loans accounted for under ASC 310-30	$130,624	$133,585
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	10,755	19,434
Total remaining accretable yield and fair value mark	$141,379	$153,019
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
As of December 31, 2013, we had incurred $201.3 million of losses on our Hillcrest Bank covered assets since the beginning of the loss sharing agreement as measured by the FDIC's book value, substantially all of which were related to the commercial assets. Additionally, as of December 31, 2013, we had incurred approximately $138.4 million of losses related to our Community Banks of Colorado loss sharing agreement. From the beginning of the loss sharing agreements, we have received approximately $123.0 million and $110.8 million of net loss share payments from the FDIC for losses on covered assets related to Hillcrest Bank and Community Banks of Colorado, respectively. As of December 31, 2013, we project future FDIC loss share billings of $44.7 million. The loss sharing agreement related to Hillcrest Bank covers single-family mortgage loans for a period of 10 years and commercial loans, including OREO, for a period of five years from the date of receivership. The loss sharing agreement related to Community Banks of Colorado covers a large majority of commercial loans and OREO for a term of five years from the date of receivership. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.

Asset Quality
All of the assets acquired in our acquisitions were marked to fair value at the date of acquisition, and the fair value adjustments to loans included a credit quality component. We utilize traditional credit quality metrics to evaluate the overall credit quality of our loan portfolio; however, our credit quality ratios are limited in their comparability to industry averages or to other financial institutions because:
1. Any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments; and
2. 57.5% of our non-performing assets (by dollar amount) at December 31, 2013 were covered by loss sharing agreements with the FDIC.
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
Non-performing Assets
Non-performing assets consist of covered and non-covered non-accrual loans, accruing loans 90 days or more past due, troubled debt restructurings, OREO and other repossessed assets. However, loans and troubled debt restructurings accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Our non-performing assets included $22.6 million and $11.1 million of covered loans at December 31, 2013 and December 31, 2012, respectively, and $38.8 million and $45.5 million of covered OREO at December 31, 2013 and December 31, 2012, respectively. In addition to being covered by loss sharing agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.
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
During 2013, we identified one covered commercial and industrial loan pool accounted for under ASC 310-30 with a balance of $14.8 million at December 31, 2013, for which the cash flows were no longer reasonably estimable. In accordance with the guidance in ASC 310-30, this pool was put on non-accrual status. As a result, we have ceased recognition of accretable yield to interest income on this loan pool. Income is now recognized on this pool only after full recovery of the carrying value of the pool. Since placing this loan pool on non-accrual status, we have reduced the carrying balance of this pool by $4.7 million primarily as a result of principal payments, interest collections and payoffs. This pool is now considered a non-performing asset and represents 41.1% of total non-performing loans at December 31, 2013.
All other loans accounted for under ASC 310-30 were classified as performing assets at December 31, 2013 and December 31, 2012, as the carrying values of the respective loan or pool of loans cash flows were considered estimatable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all other acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented (in thousands):

	December 31, 2013			December 31, 2012
	Non-Covered	Covered	Total	Non-Covered	Covered	Total
Non-accrual loans:
Commercial	$1,009	$15,098	$16,107	$1,466	$3,034	$4,500
Commercial real estate	1,696	296	1,992	10,216	1,453	11,669
Agriculture	153	—	153	207	44	251
Residential real estate	4,468	1,377	5,845	4,894	1,514	6,408
Consumer	247	—	247	291	—	291
Total non-accrual loans	7,573	16,771	24,344	17,074	6,045	23,119
Loans past due 90 days or more and still accruing interest:
Commercial	—	115	115	—	—	—
Commercial real estate	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Residential real estate	—	—	—	22	—	22
Consumer	14	—	14	3	—	3
Total accruing loans 90 days past due	14	115	129	25	—	25
Accruing restructured loans (1)	5,891	5,714	11,605	12,673	5,047	17,720
Total non-performing loans	13,478	22,600	36,078	29,772	11,092	40,864
OREO	31,300	38,825	70,125	49,297	45,511	94,808
Other repossessed assets	784	302	1,086	800	531	1,331
Total non-performing assets	$45,562	$61,727	$107,289	$79,869	$57,134	$137,003
Allowance for loan losses			$12,521			$15,380
Total non-performing loans to non-covered, covered, and total loans, respectively	0.87%	7.30%	1.95%	2.43%	1.82%	2.23%
Total non-performing assets to total assets			2.18%			2.53%
Allowance for loan losses to non-performing loans			34.71%			37.64%

(1)	Includes restructured loans less than 90 days past due and still accruing.
OREO of $70.1 million at December 31, 2013 includes $4.2 million of participant interests in OREO in connection with our repossession of collateral on loans for which we were the lead bank and we have a controlling interest. We have recorded a corresponding payable to those participant banks in other liabilities. The $70.1 million of OREO at December 31, 2013 excludes $10.6 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO.

During 2013, $40.0 million of OREO was foreclosed on or otherwise repossessed and $61.3 million of OREO was sold. The OREO sales resulted in $1.2 million of non-covered gains and $5.7 million of covered gains that are subject to reimbursement to the FDIC at the applicable loss-share coverage percentage. OREO write-downs of $10.3 million were recorded during 2013, of which $6.8 million, or 66.2%, were covered by FDIC loss sharing agreements. OREO balances decreased $24.7 million during 2013 to $70.1 million, 55.4% of which was covered by FDIC loss sharing agreements, compared to OREO balances of $94.8 million at December 31, 2012, $45.5 million, or 48.0%, of which was covered by FDIC loss sharing agreements.

During 2012, $87.8 million of OREO was foreclosed on or otherwise repossessed and $93.4 million of OREO was sold, including $2.9 million of non-covered gains and $6.7 million of covered gains that are subject to reimbursement to the FDIC at the applicable loss share coverage percentage. OREO write-downs of $20.2 million were recorded during the year, of which $14.2 million, or 70.2%, were covered by FDIC loss sharing agreements. OREO balances decreased $25.8 million during the year to $94.8 million, 48.0% of which was covered by FDIC loss sharing agreements, compared to OREO balances of $120.6 million at December 31, 2011, $77.1 million, or 63.9%, of which was covered by the FDIC loss sharing agreement.

OREO at December 31, 2012 includes $5.3 million of participant interests in OREO, in connection with our repossession of collateral on loans for which we were the lead bank and we have a controlling interest. We have recorded a corresponding payable to those participant banks in other liabilities. The $94.8 million of OREO at December 31, 2012 excludes $10.6 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest.
The following tables represents the carrying value of our accruing and non-accrual loans compared to the unpaid principal balance ("UPB") as of December 31, 2013 (in thousands):

	Accruing			Non-accrual			Total
	Unpaid principal balance	Carrying value	Carrying value/UPB	Unpaid principal balance	Carrying value	Carrying value/UPB	Unpaid principal balance	Carrying value	Carrying value/UPB
Non 310-30 loans
Commercial	$424,625	$420,704	99.1%	$1,537	$1,280	83.3%	$426,162	$421,984	99.0%
Commercial real estate	284,530	281,030	98.8%	3,278	1,992	60.8%	287,808	283,022	98.3%
Agriculture	133,671	132,799	99.3%	172	153	89.0%	133,843	132,952	99.3%
Residential real estate	535,354	531,068	99.2%	6,830	5,845	85.6%	542,184	536,913	99.0%
Consumer	28,096	28,096	100.0%	264	247	93.6%	28,360	28,343	99.9%
Total non 310-30 loans	1,406,276	1,393,697	99.1%	12,081	9,517	78.8%	1,418,357	1,403,214	98.9%
Covered non 310-30 loans	49,811	48,089	96.5%	2,301	1,944	84.5%	52,112	50,033	96.0%
Non-covered non 310-30 loans	1,356,465	1,345,608	99.2%	9,780	7,573	77.4%	1,366,245	1,353,181	99.0%
Total non 310-30 loans	1,406,276	1,393,697	99.1%	12,081	9,517	78.8%	1,418,357	1,403,214	98.9%
Loans accounted for under ASC 310-30
Commercial	63,948	46,684	73.0%	24,539	14,827	60.4%	88,487	61,511	69.5%
Commercial real estate	393,647	291,198	74.0%	—	—	—%	393,647	291,198	74.0%
Agriculture	32,482	27,000	83.1%	—	—	—%	32,482	27,000	83.1%
Residential real estate	79,380	63,011	79.4%	—	—	—%	79,380	63,011	79.4%
Consumer	16,982	8,160	48.1%	—	—	—%	16,982	8,160	48.1%
Total loans accounted for under ASC 310-30	586,439	436,053	74.4%	24,539	14,827	60.4%	610,978	450,880	73.8%
Covered loans accounted for under ASC 310-30	338,637	244,537	72.2%	24,539	14,827	60.4%	363,176	259,364	71.4%
Non-covered loans accounted for under ASC 310-30	247,802	191,516	77.3%	—	—	—%	247,802	191,516	77.3%
Total loans accounted for under ASC 310-30	586,439	436,053	74.4%	24,539	14,827	60.4%	610,978	450,880	73.8%
Total loans	$1,992,715	$1,829,750	91.8%	$36,620	$24,344	66.5%	$2,029,335	$1,854,094	91.4%
Total covered	$388,448	$292,626	75.3%	$26,840	$16,771	62.5%	$415,288	$309,397	74.5%
Total non-covered	1,604,267	1,537,124	95.8%	9,780	7,573	77.4%	1,614,047	1,544,697	95.7%
Total loans	$1,992,715	$1,829,750	91.8%	$36,620	$24,344	66.5%	$2,029,335	$1,854,094	91.4%

Past Due Loans
Past due status is monitored as an indicator of credit deterioration. Covered and non-covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are generally considered to be performing as is further described above under “Non-Performing Assets.” The one covered loan pool accounted for under ASC 310-30 that was put on non-accrual during 2013 is included in non-accrual loans. The table below shows the past due status of loans accounted for under ASC 310-30 and loans not accounted for under ASC 310-30, based on contractual terms of the loans as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013			December 31, 2012
	ASC 310-30 Loans	Non ASC 310-30 Loans	Total Loans	ASC 310-30 Loans	Non ASC 310-30 Loans	Total Loans
Loans 30-89 days past due and still accruing interest	$11,245	$2,854	$14,099	$18,412	$4,581	$22,993
Loans 90 days past due and still accruing interest	55,864	129	55,993	146,761	25	146,786
Non-accrual loans	14,827	9,517	24,344	—	23,119	23,119
Total past due and non-accrual loans	$81,936	$12,500	$94,436	$165,173	$27,725	$192,898
Total covered loans	$63,603	$2,284	$65,887	$130,350	$6,172	$136,522
Total past due and non-accrual loans to total ASC 310-30 loans, total non 310-30 loans and total loans, respectively	18.17%	0.89%	5.09%	20.09%	2.74%	10.53%
Total non-accrual loans to total ASC 310-30 loans, total non 310-30 loans, and total loans, respectively	3.29%	0.68%	1.31%	0.00%	2.29%	1.26%
% of total past due and non-accrual loans that carry fair value adjustments	100.00%	52.23%	93.68%	100.00%	57.78%	93.93%
% of total past due and non-accrual loans that are covered by FDIC loss sharing agreements	77.63%	18.27%	69.77%	78.92%	22.26%	70.77%

During 2013, total past due and non-accrual loans decreased for loans accounted for under ASC 310-30 to 18.17% at December 31, 2013 from 20.09% of total loans accounted for under ASC 310-30 at December 31, 2012. Total past due and non-accrual loans not accounted for under ASC 310-30 improved significantly to 0.89% at December 31, 2013 from 2.74% at December 31, 2012 driven by a decline in non-accrual loans. Total loans 30 days or more past due and still accruing interest and non-accrual loans represented 5.09% of total loans as of December 31, 2013 compared to 10.53% at December 31, 2012. Loans 30-89 days past due and still accruing interest decreased $8.9 million at December 31, 2013 compared to December 31, 2012. Loans 90 days or more past due and still accruing interest decreased $90.8 million at December 31, 2013 compared to December 31, 2012. The collective decrease in past due loans of $99.7 million is reflective of improved credit quality in the broader loan portfolio and the successful workout strategies employed by our special assets division during the period. Non-accrual loans increased just $1.2 million from December 31, 2012 to December 31, 2013 primarily due to the addition of the covered commercial and industrial loan pool accounted for under ASC 310-30, totaling $14.8 million, to non-accrual status during the period. Non-accrual loans not accounted for under ASC 310-30 decreased $13.6 million during the period primarily due to resolution of certain assets and foreclosures during the period. The non-accrual loans are primarily secured by real estate both in and outside of our market areas.
At December 31, 2012, total loans 30 days or more past due and still accruing interest and non-accrual loans represented 10.5% of total loans compared to 13.2% at December 31, 2011. Loans 30-89 days past due and still accruing interest decreased $63.5 million at December 31, 2012 compared to December 31, 2011. Loans 90 days or more past due and still accruing interest decreased $28.2 million at December 31, 2012 compared to December 31, 2011. The decreases in past due loans is reflective of improved credit quality and the successful workout strategies employed by our special assets division during 2012. Additionally, of the $146.8 million of loans 90 days or more past due and still accruing interest, all but $25 thousand were accounted for under ASC 310-30 and continued to accrete interest and 79.6% of the aforementioned $146.8 million of loans 90 days or more past due and still accruing interest were covered by FDIC loss sharing agreements. Non-accrual loans decreased $14.7 million from December 31, 2011 to December 31, 2012, primarily due to resolution of certain assets and foreclosures during the period.
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
Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically re-estimated and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses and, for loans covered by loss sharing agreements with the FDIC, a related adjustment to the FDIC indemnification asset for the portion of the loss that is covered by the loss sharing agreements. If the re-estimated expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During 2013 and 2012, these re-estimations resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, is reflected in increased accretion as well as an increased amount of accretable yield and is recognized over the expected remaining lives of the underlying loans as an adjustment to yield.
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

The collective resulting ALL for loans not accounted for under ASC 310-30 is calculated as the sum of the specific reserves and the general reserves, described above. While these amounts are calculated by individual loan or segment and class, the entire ALL is available for any loan that, in our judgment, should be charged-off.
Non 310-30 ALL
During 2013, we recorded $3.5 million of provision for loan losses for loans not accounted for under ASC 310-30, as we provided for $3.0 million of net loan charge-offs and loan growth. During the year, $1.5 million, $0.5 million, and $0.4 million, of the $3.0 million of net charge-offs were from the commercial, residential real estate, and commercial real estate segments, respectively. At December 31, 2013, there were eight impaired loans that carried specific reserves totaling $0.9 million.
During 2012, we recorded $9.0 million of provision for loan losses for loans not accounted for under ASC 310-30 and recorded $8.4 million of non 310-30 charge-offs. Of the $8.4 million of non 310-30 charge-offs, $2.4 million was related to one commercial and industrial loan, which was a result of fraudulent collateral accepted by the acquired institution and we do not believe is indicative of expected future charge-offs. At December 31, 2012, there were ten impaired loans that carried specific reserves totaling $1.9 million.
310-30 ALL
The ALL for ASC 310-30 loans totaled $1.3 million at December 31, 2013, compared to $4.7 million at December 31, 2012. During 2013, loans accounted for under ASC 310-30 and associated with the commercial real estate and consumer loan pools that had previous valuation allowances of $1.3 million were reversed as a result of increases in expected cash flows. In addition, loans associated with the commercial, agriculture, and residential real estate pools experienced net impairments of $2.1 million as a result of decreases in expected cash flows. The aforementioned activity resulted in a net of provision of $0.8 million during 2013 for loans accounted for under ASC 310-30. Additionally, $4.1 million of 310-30 loans were charged-off during 2013, $2.8 million of which was from the commercial real estate segment.
During 2012, we recorded a provision for loan losses of $19.0 million for loans accounted for under ASC 310-30, primarily as a result of net decreases in expected cash flow on certain loan pools. Additionally, we charged off $16.6 million, net of recoveries, of loans accounted for under ASC 310-30 during 2012, $15.3 million of which was from the commercial real estate segment. This resulted in an ending ALL for ASC 310-30 loans of $4.7 million at December 31, 2012.
After considering the abovementioned factors, we believe that the ALL of $12.5 million and $15.4 million was adequate to cover probable losses inherent in the loan portfolio at December 31, 2013 and December 31, 2012, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.
The following schedule presents, by class stratification, the changes in the ALL during the twelve months ended December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	ASC 310-30 Loans	Non 310-30 Loans	Total	ASC 310-30 Loans	Non 310-30 Loans	Total
Beginning allowance for loan losses	$4,652	$10,728	$15,380	$2,188	$9,339	$11,527
Charge-offs:
Commercial	(496)	(1,654)	(2,150)	(216)	(3,140)	(3,356)
Commercial real estate	(2,801)	(943)	(3,744)	(15,578)	(2,605)	(18,183)
Agriculture	(221)	—	(221)	(144)	(8)	(152)
Residential real estate	(623)	(882)	(1,505)	(872)	(1,132)	(2,004)
Consumer	—	(1,001)	(1,001)	(19)	(1,502)	(1,521)
Total charge-offs	(4,141)	(4,480)	(8,621)	(16,829)	(8,387)	(25,216)
Recoveries	—	1,466	1,466	275	799	1,074
Net charge-offs	(4,141)	(3,014)	(7,155)	(16,554)	(7,588)	(24,142)
Provision for loan loss	769	3,527	4,296	19,018	8,977	27,995
Ending allowance for loan losses	$1,280	$11,241	$12,521	$4,652	$10,728	$15,380
Ratio of net charge-offs to average total loans during the period, respectively	0.67%	0.27%	0.41%	1.56%	0.79%	1.20%
Ratio of allowance for loan losses to total loans outstanding at period end, respectively	0.28%	0.80%	0.68%	0.57%	1.06%	0.84%
Ratio of allowance for loan losses to total non-covered loans outstanding at period end, respectively	0.67%	0.83%	0.81%	1.58%	1.15%	1.26%
Ratio of allowance for loan losses to total non-performing loans at period end, respectively	8.63%	52.90%	34.71%	0.00%	26.25%	37.64%
Ratio of allowance for loan losses to total non-performing, non-covered loans at period end, respectively	0.00%	83.41%	92.90%	0.00%	36.03%	51.66%
Total loans	$450,880	$1,403,214	$1,854,094	$822,021	$1,010,681	$1,832,702
Average total loans outstanding during the period	$620,709	$1,128,545	$1,749,254	$1,058,092	$962,147	$2,020,239
Total non-covered loans	$191,516	$1,353,181	$1,544,697	$294,073	$930,407	$1,224,480
Total non-performing loans	$14,828	$21,250	$36,078	$—	$40,864	$40,864
Total non-performing, covered loans	$14,827	$7,773	$22,600	$—	$11,092	$11,092

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented (in thousands):

	December 31, 2013
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$483,495	26.1%	$4,258	34.0%
Commercial real estate	574,220	31.0%	2,276	18.2%
Agriculture	159,952	8.6%	1,237	9.9%
Residential real estate	599,924	32.3%	4,259	34.0%
Consumer and overdrafts	36,503	2.0%	491	3.9%
Total	$1,854,094	100.0%	$12,521	100.0%

	December 31, 2012
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$270,588	14.8%	$2,798	18.2%
Commercial real estate	804,999	43.9%	7,396	48.1%
Agriculture	173,407	9.5%	592	3.8%
Residential real estate	533,377	29.1%	4,011	26.1%
Consumer and overdrafts	50,331	2.7%	583	3.8%
Total	$1,832,702	100.0%	$15,380	100.0%
During 2013, the ALL allocated to commercial real estate declined from 48.1% to 18.2% largely due to changes in our 310-30 portfolio, as we experienced $2.8 million in charge-offs across our commercial real estate loan pools, coupled with provision recoupment of $1.2 million as previously recorded impairments were recaptured in connection with an improvement in estimated cash flows.
Exclusive of the ALL allocated to the 310-30 loans, ALL allocations remained relatively stable for the agriculture, residential real estate and consumer and overdrafts categories, and the commercial category increased from 26% of the total non 310-30 ALL at December 31, 2012 to 36% at December 31, 2013 as a result of improved credit quality and fewer loans being individually evaluated that did not require specific reserves. The ALL allocation for non 310-30 commercial real estate loans decreased from 28% at December 31, 2012 to 18% at December 31, 2013 as a result of improved credit metrics of this segment during 2013.
FDIC Indemnification Asset and Clawback Liability
At December 31, 2013, the FDIC indemnification asset was $64.4 million, compared to $86.9 million at December 31, 2012. The $64.4 million FDIC indemnification asset at December 31, 2013 was comprised of $44.7 million in projected future FDIC loss-share billing and $19.7 million representing increased client cash flows. In 2013, we recognized $19.0 million of amortization on the FDIC indemnification asset as the performance of our covered assets improved. The amortization resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans as well as an increased amount of accretable yield on our covered loans accounted for under ASC 310-30 and is being recognized over the expected lives of the underlying covered loans as an adjustment to yield. The carrying value of the FDIC indemnification asset was further reduced by $17.6 million during 2013 as a result of claims filed with the FDIC. During 2013, we received $77.0 million in loss-share payments from the FDIC. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.
During 2012, we recognized $13.8 million of amortization related to the FDIC indemnification asset as a result of improved performance of our covered assets. We also reduced the carrying value of the FDIC indemnification asset by $135.2 million as a result of claims filed with the FDIC during 2012. During 2012, we received $75.9 million from the FDIC related to losses incurred during the fourth quarter of 2011 and the first and second quarters of 2012.

Within 45 days of the end of each of the loss sharing agreements with the FDIC, we may be required to reimburse the FDIC in the event that our losses on covered assets do not reach the second tranche in each related loss sharing agreement, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At December 31, 2013 and December 31, 2012, this clawback liability was carried at $32.5 million and $31.3 million, respectively, and is included in Due to FDIC in our consolidated statements of financial condition.

Other Assets
Significant components of other assets were as follows as of the periods indicated (in thousands):

	December 31, 2013	December 31, 2012
FDIC indemnification-claimed	$—	$59,291
Minority interest in participated other real estate owned	10,627	10,627
Accrued interest on interest bearing bank deposits and investment securities	5,221	5,585
Accrued interest on loans	6,134	7,088
Accrued income taxes receivable and deferred tax asset	54,032	7,274
Other assets	10,533	10,158
Total other assets	$86,547	$100,023
Other assets decreased $13.5 million, or 13.5%, during 2013. The decrease was largely attributable to a $59.3 million decline in FDIC indemnification-claimed, as the 2012 claims were paid and no billings were outstanding at December 31, 2013. Accrued income taxes receivable and the deferred tax assets increased $46.8 million from December 31, 2012 to December 31, 2013 primarily as a result of unrealized losses on our available-for-sale securities portfolio, the decline in the FDIC indemnification-claimed asset and the deferral of deductions for certain costs into future periods in accordance with applicable tax laws.
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
Other Liabilities
Significant components of other liabilities were as follows as of the dates indicated (in thousands):

	December 31, 2013	December 31, 2012
Participant interest in other real estate owned	$4,243	$5,321
Accrued income taxes payable	—	4,972
Accrued interest payable	3,058	4,239
Accrued expenses	15,425	12,263
Warrant liability	6,281	5,461
Other liabilities	7,578	2,285
Total other liabilities	$36,585	$34,541
Other liabilities increased $2.0 million during 2013. Included in total other liabilities is accrued income taxes payable which decreased by $5.0 million, primarily due to tax payments made during the period.
During 2013, we continued to lower the interest rates paid on our deposits, coupled with the shift from higher-cost time deposits to lower cost transaction accounts. The lower cost mix of deposits resulted in a decrease in accrued interest payable of $1.2 million during the period.

Accrued expenses ended December 31, 2013 at $15.4 million and increased $3.2 million, or 25.8%, from December 31, 2012, primarily due to expenses accrued in connection with our announcement to integrate 32 limited-service retirement center locations (acquired in our 2010 purchase of Hillcrest Bank) and exit of four banking centers in Northern California (acquired in our 2011 purchase of Community Banks of Colorado).
We have outstanding warrants to purchase 830,750 shares of our common stock, which are classified as a liability and included in other liabilities in our consolidated statements of financial condition. We revalue the warrants at the end of each reporting period using a Black-Scholes model and any change in fair value is reported in the statements of operations as “loss (gain) from change in fair value of warrant liability” in non-interest expense in the period in which the change occurred. The warrant liability increased $0.8 million during 2013 to $6.3 million. The value of the warrant liability, and the expense that results from an increase to this liability, is correlated to our stock price. Accordingly, an increase in our stock price results in an increase in the warrant liability and the associated expense. More information on the accounting and measurement of the warrant liability can be found in notes 2 and 18 in our consolidated financial statements.
Other liabilities decreased $50.1 million during 2012, largely due to a $40.1 million decrease in accrued and deferred taxes payable. Accrued and deferred income taxes payable decreased $40.1 million from $45.1 million during the year ended 2012 primarily as a result of tax payments paid during that period which included the taxes due on our $60.5 million bargain purchase gain realized in 2011 in connection with our Bank of Choice acquisition.
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
Deposits
Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at December 31, 2013 and 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Balance	% of total deposits	Balance	% of total deposits
Non-interest bearing demand deposits	$674,989	17.6%	$677,985	16.1%
Interest bearing demand deposits	386,762	10.1%	529,996	12.6%
Savings accounts	198,444	5.1%	187,339	4.5%
Money market accounts	1,082,427	28.2%	1,052,681	25.1%
Total transaction deposits	2,342,622	61.0%	2,448,001	58.3%
Time deposits < $100,000	971,431	25.3%	1,121,757	26.7%
Time deposits > $100,000	524,256	13.7%	630,961	15.0%
Total time deposits	1,495,687	39.0%	1,752,718	41.7%
Total deposits	$3,838,309	100.0%	$4,200,719	100.0%
During 2013, our total deposits decreased $362.4 million. Since the acquisition of the four problem banks, we have continued to focus our deposit base on clients who are interested in market rate deposits and developing a banking relationship, rather than the highly rate-sensitive time deposit clients of the predecessor banks. As a result, our time deposits decreased $257.0 million, or 14.7%, during 2013. At December 31, 2013, the mix of transaction deposits to total deposits improved to 61.0% from 58.3% at December 31, 2012. At December 31, 2013 and December 31, 2012, we had $1.0 billion and $1.2 billion, respectively, of time deposits that were scheduled to mature within 12 months. Of the $1.0 billion in time deposits scheduled to mature within 12 months of December 31, 2013, $0.3 billion of which were in denominations of $100,000 or more, and $0.7 billion of which were in denominations less than $100,000. Note 13 to the consolidated financial statements provides a maturity schedule and weighted average rates of time deposits outstanding at December 31, 2013 and December 31, 2012.

During 2012, our total deposits decreased $862.3 million. We assumed a significant amount of deposits with our acquisitions in the fourth quarter of 2010 and in 2011, and we have actively worked to restructure our deposit base and as a result, our time deposits decreased $1.0 billion in 2012. At December 31, 2012, the mix of transaction deposits to total deposits improved to 58.3% from 45.0% at the end of the prior year.
In connection with our FDIC-assisted bank acquisitions, the FDIC provided Bank of Choice, Hillcrest Bank and Community Banks of Colorado depositors with the right to redeem their time deposits at any time during the life of the time deposit, without penalty, unless the depositor accepts new terms. At December 31, 2013 and December 31, 2012, the Company had approximately $68.5 million and $164.3 million, respectively, of time deposits that were subject to the penalty-free withdrawals.
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
Typically, banks are required to maintain a tier 1 risk-based capital ratio of 4.00%, a total risk-based capital ratio of 8.00% and a tier 1 leverage ratio of 4.00% in order to meet minimum, adequately capitalized regulatory requirements. To be considered well-capitalized (under prompt corrective action provisions), banks must maintain minimum capital ratios of 6.00% for tier 1 risk-based capital, 10.00% for total risk-based capital and 5.00% for the tier 1 leverage ratio. In connection with the approval of the de novo charters for Hillcrest Bank and NBH Bank, we agreed with our regulators to maintain capital levels of at least 10% tier 1 leverage ratio, 11% tier 1 risk-based capital ratio and 12% total risk-based capital ratio at our subsidiary bank. Following the merger of Hillcrest Bank into NBH Bank in November 2011, only NBH Bank remains subject to these capital ratio requirements. In October 2013, NBH Bank, N.A. received approval and a waiver from the OCC under the OCC Operating Agreement to permanently reduce the bank's capital by $313.0 million. As a result, the bank paid a $313.0 million cash dividend to the Company.
At December 31, 2013 and at December 31, 2012, our subsidiary bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 15 of our consolidated financial statements.
Results of Operations
Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges, bank card income and FDIC loss sharing income. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, professional fees, occupancy costs, and data processing expense.
Overview of Results of Operations
Year ended 2013
We recorded net income of $6.9 million during 2013, compared to a net loss of $0.5 million during 2012. Net interest income declined $25.3 million from 2012 to 2013, which resulted from the lower purchased loan balances as non-strategic loans were paid off or paid down, coupled with lower yields earned on the non 310-30 loan portfolio and on the investment portfolio.
Provision for loan loss expense was $4.3 million during 2013 compared to $28.0 million during 2012, a decrease of $23.7 million. The decrease in provision was due to lower impairment charges on the ASC 310-30 loan pools due to gross cash flow improvements resulting from the Company's re-measurement of expected future cash flows on those underlying pools, coupled with improved credit quality metrics in the non 310-30 portfolio. Non-interest income was $20.2 million during 2013 compared to $37.4 million in 2012. The decrease of $17.2 million during 2013 was largely due to a $14.4 million decrease in collective FDIC indemnification asset amortization and FDIC-related loss share income as a result of lower covered OREO expenses and higher amortization of the FDIC indemnification asset, coupled with a $3.0 million decrease in gain on previously charged-off acquired loans, and a $0.7 million decrease in gain on sale of securities.
Non-interest expense totaled $184.0 million during 2013 compared to $209.6 million during 2012, a decrease of $25.6 million. Operating expense, which excludes problem loan/OREO workout expenses, warrant liability changes, IPO related expenses in 2012, and banking center closure charges in 2013, decreased $11.0 million during 2013. The year-over-year decrease in operating expenses was primarily due to lower professional fees of $7.4 million, lower salaries and benefits of $4.1 million, and lower telecommunications and data processing expenses of $1.8 million, as management continues to realize efficiencies in the business. Occupancy and equipment increased $4.1 million from 2012 to 2013 primarily because of the settlement of premises and equipment purchased from the FDIC in the first half of 2012 related to our Bank of Choice and Community Banks of Colorado acquisitions.
OREO and problem loan expenses decreased $12.2 million during 2013. The expenses have been steadily trending downward due to the resolution of purchased troubled assets throughout the year. The increase in the warrant liability expense of $2.2 million was primarily attributable to the increase in our stock price during 2013.
Years ended 2012 and 2011
We recorded a net loss of $0.5 million during the year ended December 31, 2012, inclusive of initial public offering related expenses of $8.0 million, which represents our first full year with the operations of all of our acquisitions. These results reflect the increased revenues and expenses associated with our acquisitions of Bank of Choice and Community Banks of Colorado in the second half of 2011, in addition to the further build-out of our business development and operational functions that support our lending activities and the continued integration of our acquisitions. We completed the integration of Community Banks of Colorado in May 2012 and the integration of Bank of Choice in July 2012. During 2012, we continued to benefit from the strong yields on our loan portfolio while our dedicated workout group actively worked to resolve our acquired troubled assets. The activity in this resolution process is evidenced by the elevated levels of OREO related expenses and problem loan expenses. During 2012, in addition to net transfers of $47.5 million of non-accretable difference to accretable yield to be recognized in the future, we recorded $19.0 million of provision for loan losses, approximately $14.9 million of which was attributable to covered loans. The FDIC coverage of these impairments is reflected in the estimated cash flows underlying the FDIC indemnification asset.
During 2011, we recorded net income of $42.0 million. The primary driver of net income during 2011 was the pre-tax gain on the bargain purchase of $60.5 million in connection with our Bank of Choice acquisitions. Meaningful comparability to prior periods is limited due to the Community Banks of Colorado acquisition in October 2011 and the Bank of Choice acquisition in July 2011.
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

The table below presents the components of net interest income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the year ended December 31, 2013			For the year ended December 31, 2012			For the year ended December 31, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
ASC 310-30 loans	$620,709	$76,661	12.35%	$1,058,092	$100,407	9.49%	$823,598	$63,618	7.72%
Non 310-30 loans(1)(2)	1,133,895	62,387	5.50%	968,345	69,249	7.15%	837,898	70,451	8.41%
Investment securities available-for-sale	1,951,039	35,460	1.82%	1,785,785	42,590	2.38%	1,846,483	59,313	3.21%
Investment securities held-to-maturity	597,920	18,485	3.09%	516,490	17,752	3.44%	410	10	2.44%
Other securities	32,135	1,559	4.85%	31,796	1,535	4.83%	20,071	1,132	5.64%
Interest earning deposits and securities purchased under agreements to resell	362,854	923	0.25%	770,328	1,952	0.25%	1,042,871	2,635	0.25%
Total interest earning assets	$4,698,552	$195,475	4.16%	$5,130,836	$233,485	4.55%	$4,571,331	$197,159	4.31%
Cash and due from banks	60,922			69,129			100,210
Other assets	428,426			599,327			497,411
Allowance for loan losses	(12,690)			(12,531)			(3,616)
Total assets	$5,175,210			$5,786,761			$5,165,336
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,719,507	$4,271	0.25%	$1,691,645	$5,482	0.32%	$1,219,191	$5,986	0.49%
Time deposits	1,607,676	12,122	0.75%	2,192,469	23,643	1.08%	2,382,637	35,588	1.49%
Securities sold under agreements to repurchase	84,354	121	0.14%	52,385	109	0.21%	31,727	96	0.30%
Federal Home Loan Bank advances	—	—	0.00%	—	—	0.00%	$1,669	$26	1.56%
Total interest bearing liabilities	$3,411,537	$16,514	0.48%	$3,936,499	$29,234	0.74%	$3,635,224	$41,696	1.15%
Demand deposits	660,254			641,890			365,461
Other liabilities	64,666			114,374			118,029
Total liabilities	4,136,457			4,692,763			4,118,714
Shareholders’ equity	1,038,753			1,093,998			1,046,622
Total liabilities and shareholders’ equity	$5,175,210			$5,786,761			$5,165,336
Net interest income		$178,961			$204,251			$155,463
Interest rate spread			3.68%			3.81%			3.17%
Net interest earning assets	$1,287,015			$1,194,337			$936,107
Net interest margin			3.81%			3.98%			3.40%
Ratio of average interest earning assets to average interest bearing liabilities	137.73%			130.34%			125.75%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Non 310-30 loans include loans held-for-sale. Average balances of loans held-for-sale during 2013, 2012 and 2011 were $5.4 million, $6.2 million and $3.3 million, and interest income was $329 thousand, $368 thousand and $179 thousand for the same periods, respectively.

Net interest income totaled $179.0 million, $204.3 million, $155.5 million for the years ended 2013, 2012, and 2011, respectively. The net interest margin narrowed 17 basis points from the same period in the prior year from 3.98% to 3.81% and the interest rate spread narrowed 13 basis points to 3.68%. The year-over-year narrowing of the net interest margin was the result of lower yields on earning assets, and was partially offset by a lower average cost of interest bearing liabilities. The yield on interest earning assets declined 39 basis points in 2013 compared to 2012 due to lower balances on the higher-yielding purchased portfolios as loans originated during the current low interest rate environment continue to make up a larger portion of the loan portfolio coupled with lower reinvestment yields earned on the investment portfolio.

Average loans comprised $1.8 billion, or 37.3%, of total average interest earning assets during 2013, compared to $2.0 billion, or 39.5%, during 2012, and $1.7 billion, or 36.3%, during 2011. Average loan balances increased from 2011 to 2012 due to acquisitions. The decline in average balances from 2012 to 2013 is reflective of our exit strategy of the non-strategic loans. The yield on the ASC 310-30 loan portfolio was 12.35% during the 2013, compared to 9.49% during 2012 and 7.72% during 2011. The increases were attributable to the effects of the favorable life-to-date transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loans, coupled with the early payoff of one loan pool during 2013, which resulted in an immediate recognition of $2.5 million of accretable yield during 2013, and benefited the net interest margin by 0.05%. Included in the 2013 average non 310-30 loan balance are originated loans with an average balance of $734.0 million, interest income of $33.6 million, and a yield of 4.57%.
Average investment securities comprised 54.2% of total interest earning assets during the 2013, compared to 44.9% during 2012, and 40.4% during 2011, as we have steadily reinvested excess cash into our investment securities portfolio. The continued low interest rate environment and lower re-investment yields have resulted in a 50 basis point decline in yields earned on the total investment portfolio during 2013 compared to 2012.
Average balances of interest bearing liabilities declined $525.0 million from 2012 to 2013, driven by a $584.8 million decrease in average time deposits and partially offset by a $46.2 million increase in transaction deposits. During 2013, total interest expense related to interest bearing liabilities was $16.5 million, compared to $29.2 million during 2012 and $41.7 million during 2011. The average cost of interest bearing liabilities continues to decrease from 1.15% during 2011, to 0.74% during 2012, and 0.48% during 2013. The decline was largely due to decreases in the average cost of deposits that totaled 1.05% during 2011, 0.64% during 2012, and 0.41% during 2013, as we continued our strategy of transitioning high-priced time deposits to lower-cost transaction accounts. The largest component of interest expense in each period was related to time deposits, which carried an average rate of 0.75%, 1.08%, and 1.49% during 2013, 2012, and 2011, respectively.
The following table summarizes the changes in net interest income by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the years 2013 compared to 2012 (in thousands):

	For the year ended December 31, 2013
	compared to
	the year ended December 31, 2012
	Increase (decrease) due to
	Volume	Rate (3)	Net
Interest income:
ASC 310-30 loans	$(54,019)	$30,273	$(23,746)
Non 310-30 loans (1)(2)	9,109	(15,971)	(6,862)
Investment securities available-for-sale	3,003	(10,133)	(7,130)
Investment securities held-to-maturity	2,517	(1,784)	733
Other securities	16	8	24
Interest earning deposits and securities purchased under agreements to resell	(1,037)	8	(1,029)
Total interest income	$(40,411)	$2,401	$(38,010)
Interest expense:
Interest bearing demand, savings and money market deposits	$69	$(1,280)	$(1,211)
Time deposits	(4,409)	(7,112)	(11,521)
Securities sold under agreements to repurchase	46	(34)	12
Total interest expense	(4,294)	(8,426)	(12,720)
Net change in net interest income	$(36,117)	$10,827	$(25,290)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)	Non 310-30 loans include loans held-for-sale.

(3)	Includes changes for difference in number of days due to the leap year in 2012.

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

	For the three months ended:
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest bearing demand	$676,959	0.00%	$668,400	0.00%	$649,323	0.00%	$645,904	0.00%	$662,763	0.00%
Interest bearing demand	379,052	0.09%	460,971	0.14%	478,922	0.15%	486,015	0.17%	484,178	0.18%
Money market accounts	1,097,009	0.32%	1,088,084	0.32%	1,052,590	0.32%	1,057,847	0.32%	1,033,350	0.34%
Savings accounts	191,592	0.12%	195,650	0.11%	196,248	0.11%	194,548	0.13%	176,209	0.13%
Time deposits	1,544,223	0.70%	1,561,552	0.73%	1,628,332	0.77%	1,698,801	0.82%	1,832,790	0.85%
Total average deposits	$3,888,835	0.38%	$3,974,657	0.40%	$4,005,415	0.42%	$4,083,115	0.45%	$4,189,290	0.48%
Provision for Loan Losses
The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $10.8 million on purchased non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.
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

	For the years ended December 31,
	2013	2012	2011
Provision for impairment on loans accounted for under ASC 310-30	$769	$19,018	$5,011
Provision for loan losses	3,527	8,977	14,991
Total provision for loan losses	$4,296	$27,995	$20,002
During 2013, 2012, and 2011 we recorded $0.8 million, $19.0 million, and $5.0 million, respectively, of provision for impairment of loans accounted for under ASC 310-30 in connection with our periodic re-measurements of expected cash flows. The net provision for impairment on loans accounted for under ASC 310-30 during 2013 reflect $1.3 million of provision reversals as a result of increased cash flows primarily across several commercial real estate and residential real estate pools. Decreases in expected future cash flows, which result in a charge to the provision for loan losses, were experienced by certain commercial, residential real estate, and agriculture pools and totaled $2.1 million. The provision recoupment of $1.3 million, when coupled with the impairment of $2.1 million related to decreased expected future cash flows, resulted in the net provision of $0.8 million for 2013.
Of the $19.0 million in provision for impairment on loans accounted for under 310-30 in 2012, $14.9 million was covered by loss sharing agreements with the FDIC. These impairments were primarily driven by land and development, commercial real estate, and commercial construction pools. One land pool contributed $6.9 million, or 36.2%, of the total impairment for 2012 and one commercial real estate pool contributed $6.2 million, or 32.8%, of the total impairment for 2012.

Non-Interest Income
The table below details the components of non-interest income during 2013, 2012, and 2011 respectively (in thousands):

	For the years ended December 31,
	2013	2012	2011
FDIC indemnification asset amortization	(18,960)	$(13,820)	$(6,132)
FDIC loss sharing income	2,811	12,069	1,410
Service charges	15,955	17,392	16,810
Bank card fees	9,956	9,699	7,611
Bargain purchase gain	—	—	60,520
Gain on sale of mortgages, net	1,358	1,214	1,103
Gain (loss) on sale of securities, net	—	674	(645)
Gain on previously charged-off acquired loans	1,339	4,298	5,902
OREO related write-ups and other income	4,817	2,941	545
Other non-interest income	2,901	2,912	2,362
Total non-interest income	$20,177	$37,379	$89,486
Year ended 2013
Non-interest income for 2013 totaled $20.2 million compared to $37.4 million during 2012. We recognized amortization of $19.0 million during 2013 related to the FDIC indemnification asset. The amortization resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the remaining expected lives of the underlying covered loans as an adjustment to yield.
FDIC loss sharing income represents the income recognized in connection with the actual reimbursement of costs/recoveries of resolution of covered assets from the FDIC. FDIC loss sharing income activity during 2013, 2012, and 2011 is as follows (in thousands):

	For the years ended December 31,
	2013	2012	2011
Clawback liability amortization	$(1,259)	$(1,377)	$(845)
Clawback liability remeasurement	65	100	(2,778)
Reimbursement to FDIC for gain on sale of and income from covered OREO	(5,235)	(3,457)	(1,130)
Reimbursement to FDIC for recoveries	(87)	(3)	(1,227)
FDIC reimbursement of covered asset resolution cost	9,327	16,806	7,390
Total	$2,811	$12,069	$1,410
Other FDIC loss sharing income in our statement of operations was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $9.3 million during 2013, offset with reimbursements to the FDIC for gains on sales of and income from covered OREO of $5.2 million. The activity in the FDIC loss sharing income line fluctuates based on specific loan and OREO workout circumstances and may not be consistent from period to period.
Service charges represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts. Service charges decreased $1.4 million, or 8.3%, during 2013 compared to 2012. The decrease was largely due to declines in NSF charges as a result of the implementation of various risk mitigation strategies with respect to our checking account products.
Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. Bank card fees totaled $10.0 million during 2013, as compared to $9.7 million during 2012.
Gain on previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor bank prior to takeover by the FDIC. During 2013 these gains totaled $1.3 million, compared to $4.3 million during the same period in the prior year.

OREO related write-ups and other income include rental income and insurance proceeds received on OREO properties and write-ups to the fair-value of collateral that exceeded the loan balance at the time of foreclosure. During 2013, OREO related write-ups and other income totals $4.8 million compared to $2.9 million during 2012. The primary reason for the increase was a $1.9 million increase in collective rent income and insurance proceeds.
Years ended 2012 and 2011
Non-interest income totaled $37.4 million and $89.5 million for the years ended 2012 and 2011, respectively. A significant component of non-interest income during 2011 was the bargain purchase gain of $60.5 million resulting from the Bank of Choice acquisition.
We recognized amortization of $13.8 million during 2012 and $6.1 million during 2011, related to the FDIC indemnification asset. The amortization during the periods resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC.
Other FDIC loss sharing income in our statement of operations was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $16.8 million and $7.4 million during 2012 and 2011, respectively, offset with reimbursements to the FDIC for gains on sales of and income from covered OREO of $3.5 million and $1.1 million, coupled with the clawback liability remeasurement and clawback liability amortization of $1.3 million and $3.6 million, for the aforementioned periods. The activity in the FDIC loss sharing income line fluctuates based on specific loan and OREO workout circumstances and may not be consistent from period to period.
Service charges of $17.4 million during 2012 represented the largest component of non-interest income at 46.5%. Service charges increased $0.6 million from 2011 to 2012, primarily due to the addition of Bank of Choice and Community Banks of Colorado in the last half of 2011.
Bank card fees totaled $9.7 million and $7.6 million during 2012 and 2011, respectively. The increase was primarily due to the acquisitions of Bank of Choice and Community Banks of Colorado. Other bankcard fees include merchant services fees and credit card fees.
Non-Interest Expense
Our operating strategy is to capture the efficiencies available by consolidating the operations of our acquisitions and several of our key operating objectives affect our non-interest expense. We completed the conversion of Bank Midwest and Hillcrest Bank to our new data processing platform during the second and fourth quarters of 2011, respectively. The conversions of Community Banks of Colorado and Bank of Choice acquisitions to our data processing platform were completed in May 2012 and July 2012, respectively. The table below details non-interest expense for the periods presented (in thousands):

	For the years ended December 31,
	2013	2012	2011
Salaries and benefits	$90,002	$94,111	$67,480
Occupancy and equipment	24,700	20,558	17,975
Professional fees	3,734	11,156	14,250
Telecommunications and data processing	13,073	14,857	12,905
Marketing and business development	5,280	5,540	6,034
Supplies and printing	1,575	2,967	1,387
Other real estate owned expenses	10,957	20,313	7,064
Problem loan expenses	5,644	8,532	4,389
Intangible asset amortization	5,346	5,344	4,359
FDIC deposit insurance	4,122	4,731	4,550
ATM/debit card expenses	4,262	4,269	2,892
Banking center closure related expenses	3,389	—	—
Initial public offering related expenses	—	7,974	—
Acquisition related costs	—	870	4,935
Loss (gain) from change in fair value of warrant liability	820	(1,385)	(56)
Other non-interest expense	11,061	9,761	7,374
Total non-interest expense	$183,965	$209,598	$155,538
Year ended 2013
The largest component of non-interest expense is salaries and benefits. Salaries and benefits totaled $90.0 million during 2013, compared to $94.1 million for 2012. The 4.4% decrease is primarily due to an $8.2 million decrease in stock-based compensation expense during 2013 compared to 2012. Stock-based compensation expense during 2012 was elevated because we incurred $4.9 million of stock-based compensation expense related to our initial public offering.
Occupancy and equipment expense totaled $24.7 million for 2013, an increase of $4.1 million over 2012. The increase was driven by an increase in depreciation expense as a result of the purchase and subsequent depreciation of the premises and equipment purchased from the FDIC in the first half of 2012 related to our Bank of Choice and Community Banks of Colorado acquisitions.
Professional fees totaled $3.7 million during 2013 and decreased $7.4 million from 2012. Professional fees were elevated during 2012 primarily due to professional fees incurred in conjunction with our acquisitions of Bank of Choice in the third quarter of 2011 and Community Banks of Colorado during the fourth quarter of 2011. Additionally, we have outsourced fewer professional functions as we have built out our internal management functions.
Telecommunications and data processing expense totaled $13.1 million during 2013, compared to $14.9 million for 2012, a decrease of $1.8 million. During 2012, telecommunications and data processing expense was elevated due to the conversions of Bank of Choice and Community Banks of Colorado to our data processing platforms.
Significant components of our non-interest expense are our problem loan expenses and OREO related expenses. We incur these expenses in connection with the resolution process of our acquired troubled loan portfolios. During 2013, we incurred $11.0 million of OREO related expenses and $5.6 million of problem loan expenses. Of the collective OREO and problem loan expenses incurred during 2013, $10.3 million were covered by loss sharing agreements with the FDIC. The losses on covered assets that are reimbursable from the FDIC are based on the book value of the related covered assets as determined by the FDIC at the date of acquisition, and the FDIC's book value does not necessarily correlate with our book value of the same assets. This difference is primarily because we recorded the OREO at fair value at the date of acquisition in accordance with applicable accounting guidance. Any losses recorded after the acquisition date are recorded at the full-loss value in other non-interest expense, and any related reimbursement from the FDIC is recorded in non-interest income as FDIC loss sharing income.
On September 30, 2013, the Company announced plans to integrate 32 limited-service retirement center locations and exit four banking centers as of December 31, 2013. Included in the 2013 operating results are $3.4 million of expenses in connection with the closures, including $3.3 million related to facilities expense. Valuation adjustments to banking center properties and fixed assets account for $2.5 million of the facilities expense and $0.8 million of the facilities expense relates to lease costs. The Company anticipates expense savings of approximately $2.4 million as a result of the closures.
Years ended 2012 and 2011
Operating results for 2012 included non-interest expense of $209.6 million, compared to $155.5 million for 2011. The primary reason for the increase in non-interest expense was the recognition of a full year of non-interest expenses, during 2012, related to Bank of Choice and Community Banks of Colorado, after the acquisitions of these banks during the second half of 2011. In addition, during 2012, we incurred certain expenses in connection with our initial public offering that significantly impacted our earnings. We did not sell new shares in our initial public offering, and as a result, none of those expenses were offset against any proceeds, but were expensed. Such expenses included underwriting discounts and related fees, listing fees on the New York Stock Exchange and related registration and filing fees, legal and account expenses. These expenses totaled approximately $8.0 million during 2012. Additionally, we incurred stock-based compensation on awards that had a public listing vesting requirement. As discussed below, during 2012, we incurred $4.9 million of stock-based compensation that had previously been deferred.
Exclusive of stock-based compensation expense noted below, salaries and benefits totaled $81.0 million and $54.9 million in 2012 and 2011, respectively. Increases reflect staff added as part of the Bank of Choice and Community Banks of Colorado acquisitions in the second half of 2011 along with the further build out of sales teams and corporate and operating functions during 2011 and 2012. Salaries and benefits included $13.1 million and $12.6 million of stock-based compensation expense during 2012 and 2011, respectively. The expense associated with stock-based compensation is recognized by tranche over the requisite service period.
Occupancy and equipment expense totaled $20.6 million for 2012, and increased $2.6 million over 2011. The increase was driven by the impact of our Bank of Choice and Community Banks of Colorado acquisitions in the second half of 2011 and was primarily the result of increased depreciation expense on the premises and equipment associated with those acquisitions.
Professional fees totaled $11.2 million during 2012 and decreased $3.1 million from 2011. Professional fees for 2011 included expenses related to the accounting and administration of the FDIC loss share agreements, the creation of the new operating platform and the merger of Hillcrest Bank into NBH Bank. The decrease in professional fees between 2012 and 2011 was also the result of adding full-time staff to perform some of the functions that were being performed by consultants.
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
During 2012, we incurred $20.3 million of OREO related expenses and $8.5 million of problem loan expenses, compared to $7.1 million of OREO related expenses and $4.4 million of problem loan expenses during 2011. These increases were primarily due to acquisitions of problem loans and OREO from Bank of Choice and Community Banks of Colorado in the second half of 2011. Of the $28.8 million in collective OREO and problem loan expenses incurred during 2012, $15.0 million was covered by loss sharing agreements with the FDIC. During 2011, primarily all of the collective $11.5 million OREO and problem loan expenses were covered by loss sharing agreements with the FDIC.
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
Income tax expense totaled $4.0 million for 2013, as compared to $4.6 million for 2012, and $27.4 million for 2011. These amounts equate to effective tax rates of 36.3%, 113.4%, and 39.5% for the respective periods.
The decrease in the effective tax rate for 2013 compared to 2012 is primarily attributable to the non-deductibility of $8.0 million of initial public offering related charges incurred in 2012. Additional information regarding income taxes can be found in note 21 of our consolidated financial statements.
The increase in the effective tax rate for 2012 compared to 2011 is primarily attributable to $8.0 million of expenses associated with the initial public offering of our stock, which were non-deductible for income tax purposes. These expenses had a substantial impact on our net loss for 2012 and, given that no income tax benefit was recorded against these expenses, income tax expense as a percentage of income before income taxes in 2012 is significantly higher than in 2011.
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
In September 2013, the Internal Revenue Service enacted final guidance regarding the deduction and capitalization of expenditures related to tangible property ("tangible property regulations"). The tangible property regulations clarify and expand sections 162(a) and 263(a) of the Internal Revenue Code which relate to amounts paid to acquire, produce, or improve tangible property. Additionally, the tangible property regulations provide final guidance under section 167 of the Internal Revenue Code regarding accounting for, and retirement of, depreciable property and regulations under section 168 relating to the accounting for property under the Modified Accelerated Cost Recovery System. The tangible property regulations affect all taxpayers that acquire, produce, or improve tangible property, which includes the Company, and generally apply to taxable years beginning on or after January 1, 2014, which will impact the Company's year ending December 31, 2014. The Company has evaluated the tangible property regulations and has determined the regulations will not have a material impact on the Company's financial condition or results of operations.
Liquidity and Capital Resources
Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. Liquidity is represented by our cash and cash equivalents, securities purchased under agreements to resell and pledgeable investment securities, and is detailed in the table below as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013	December 31, 2012
Cash and due from banks	$67,420	$90,505
Due from Federal Reserve Bank of Kansas City	107,894	579,267
Interest bearing bank deposits	14,146	99,408
Pledgeable investment securities, at fair value	2,177,239	2,084,046
Total	$2,366,699	$2,853,226
Total on-balance sheet liquidity decreased $486.5 million during 2013, but remained very strong at $2.4 billion at December 31, 2013. The decrease was largely due to a decrease in balances at the Federal Reserve Bank, offset by purchases of mortgage-backed securities.
Aside from the deployment of our capital and cash received from acquisitions, our primary sources of funds are deposits from clients, prepayments and maturities of loans and investment securities, the sale of investment securities, reimbursement of covered asset losses from the FDIC and the funds provided from operations. During 2013, we entered into a master repurchase agreement with a large financial institution and we anticipate that, through this agreement, we would have access to a significant amount of liquidity. Additionally, we anticipate having access to other third party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12 month period.

Our primary uses of funds are loan originations, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses, debt payments, particularly subsequent to acquisitions and share repurchases. For additional information regarding our operating, investing, and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.
Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and sales and purchases of investment securities. At December 31, 2013, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $2.4 billion at December 31, 2013 inclusive of pre-tax net unrealized losses of $30.7 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $5.5 million of unrealized losses at December 31, 2013. The gross unrealized losses are detailed in note 5 of our consolidated financial statements for 2013. As of December 31, 2013, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises, and prime auto asset-backed securities. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.
Our capital outlays were $6.8 million during 2013, which was primarily for the build out of our corporate headquarters in Greenwood Village, Colorado, and the purchase of software that will aid our associates as we grow our business. During 2012, the $41.1 million of capital outlays were related to the development and implementation of our new operating platform and the purchase of banking center assets from the FDIC subsequent to our acquisitions.
At present, financing activities primarily consist of changes in repurchase agreements and deposits, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds, as these depositors have the option to move the funds without penalty. As of December 31, 2013, $1.0 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.
In July 2011, we joined the FHLB of Des Moines and since have purchased $6.7 million of FHLB stock as is required by the membership agreement. Through this relationship, we have pledged qualifying loans and can obtain additional liquidity through FHLB advances.
NBH Bank is subject to specific dividend restrictions pursuant to the Operating Agreement with the OCC. Since the fourth quarter of 2013, the OCC Operating Agreement has permitted us to seek the OCC’s non-objection to reduce capital levels at the Bank and to pay dividends to the holding company. In October 2013, NBH Bank received approval and a waiver from the OCC under the Operating Agreement to permanently reduce the bank’s capital through a $313.0 million cash dividend that was paid to the holding company. At December 31, 2013, the holding company sources of funds were limited to cash and cash equivalents on hand, which totaled $252.8 million.  See note 27 of our consolidated financial statements for additional information. The holding company may seek to borrow funds and raise capital in the future, the success and terms of which will be subject to market conditions and other factors.
Our shareholders' equity is impacted by the retention of earnings, changes in unrealized gains on securities, net of tax, share repurchases and the payment of dividends. We have agreed to maintain capital levels of at least 10% tier 1 leverage ratio, 11% tier 1 risk-based capital ratio and 12% total risk-based capital ratio at NBH Bank under the OCC Operating Agreement. At December 31, 2013 and December 31, 2012, NBH Bank and the consolidated holding company exceeded all capital requirements to which they were subject.
Given our high capital levels and the market price of our stock at varying times during the year, during 2013, we opportunistically repurchased 7,421,179 shares, representing a 14.2% reduction of our total shares outstanding. These repurchases were made under two different repurchase authorizations and through privately negotiated transactions at a weighted average price of $19.77 per share. Upon repurchase, 1,114,628 of these shares were retired and 6,306,551 were placed into treasury shares.
On January 23, 2014, the Board of Directors authorized a new program to repurchase up to $50.0 million of our common stock through December 31, 2014. This authorization replaced any remaining repurchase authorization under previous plans. Under the new program, the shares will be acquired from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. Additionally, on February 27, 2014, our Board of Directors declared a quarterly dividend of $0.05 per share, payable on March 21, 2014 to shareholders of record on March 11, 2014. We believe that our repurchases could serve to offset any future share issuances for future acquisitions.

Asset/Liability Management and Interest Rate Risk
Management and the Board of Directors are responsible for managing interest rate risk and employing risk management policies that monitor and limit this exposure. Interest rate risk is measured using net interest income simulations and market value of portfolio equity analyses. These analyses use various assumptions, including the nature and timing of interest rate changes, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows.
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
Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at December 31, 2013. During 2013, we decreased our asset sensitivity as a result of the declines in cash balances relative to the size of the balance sheet, however barring any significant changes in our balance sheet, we are anticipating this to level-out as we are no longer carrying the high levels of cash as a result of increases in loan and investment balances, the share repurchases made during 2013 and the run-off of time deposits. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at December 31, 2013 and December 31, 2012:

Hypothetical
Shift in Interest	% Change in Projected Net Interest Income
Rates (in bps)	December 31, 2013	December 31, 2012
200	4.09%	12.84%
100	2.32%	7.43%
-50	-1.11%	-2.88%
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
As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have been steadily increasing and totaled 61.0% of total deposits at December 31, 2013 compared to 58.3% at December 31, 2012. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low interest bearing non-maturing deposit accounts and accordingly, we have no current plans to use brokered deposits in the near future.
Off-Balance Sheet Activities
In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of December 31, 2013 and December 31, 2012, we had loan commitments totaling $383.9 million and $300.3 million, respectively, and standby letters of credit that totaled $5.9 million and $10.7 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Contractual Obligations
In addition to the financing commitments detailed above under “Off-Balance Sheet Activities,” in the normal course of business, we enter into contractual obligations that require future cash settlement. The following table summarizes the contractual cash obligations as of December 31, 2013 and the expected timing of those payments (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	3,745	6,596	4,605	11,871	26,817
Purchase obligations	7,524	10,703	4,027	—	22,254
Time deposits	1,022,960	428,390	38,881	5,456	1,495,687
Clawback liability	—	—	—	32,465	32,465
Total	$1,034,229	$445,689	$47,513	$49,792	$1,577,223
Impact of Inflation and Changing Prices
The primary impact of inflation on our operations is reflected in increasing operating costs and is reflected in non-interest expense. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do changes in the general rate of inflation and changes in prices. Interest rate changes do not necessarily move in the same direction, nor have the same magnitude, as changes in the prices of goods and services. Although not as critical to the banking industry as many other industries, inflationary factors may have some impact on our ability to grow, total assets, earnings, and capital levels. We do not expect inflation to be a significant factor in the near future.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information required by this item is set forth on pages 77 through 78 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Bank Holdings Corporation:

We have audited the accompanying consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bank Holdings Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Denver, Colorado
February 27, 2014

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2013 and 2012
(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Cash and due from banks	$67,420	$90,505
Due from Federal Reserve Bank of Kansas City	107,894	579,267
Interest bearing bank deposits	14,146	99,408
Cash and cash equivalents	189,460	769,180
Investment securities available-for-sale (at fair value)	1,785,528	1,718,028
Investment securities held-to-maturity (fair value of $636,405 and $584,551 at December 31, 2013 and December 31, 2012, respectively)	641,907	577,486
Non-marketable securities	31,663	32,996
Loans (including covered loans of $309,397 and $608,222 at December 31, 2013 and December 31, 2012, respectively)	1,854,094	1,832,702
Allowance for loan losses	(12,521)	(15,380)
Loans, net	1,841,573	1,817,322
Loans held for sale	5,787	5,368
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, net	64,447	86,923
Other real estate owned	70,125	94,808
Premises and equipment, net	115,219	121,436
Goodwill	59,630	59,630
Intangible assets, net	22,229	27,575
Other assets	86,547	100,023
Total assets	$4,914,115	$5,410,775
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$674,989	$677,985
Interest bearing demand deposits	386,762	529,996
Savings and money market	1,280,871	1,240,020
Time deposits	1,495,687	1,752,718
Total deposits	3,838,309	4,200,719
Securities sold under agreements to repurchase	99,547	53,685
Due to FDIC	41,882	31,271
Other liabilities	36,585	34,541
Total liabilities	4,016,323	4,320,216
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 52,289,347 and 53,279,579 shares issued; 44,918,336 and 52,327,672 shares outstanding at December 31, 2013 and December 31, 2012, respectively	512	523
Additional paid in capital	990,216	1,006,194
Retained earnings	39,966	43,273
Treasury stock of 6,306,551 and 240 shares at December 31, 2013 and December 31, 2012, respectively, at cost	(126,146)	(4)
Accumulated other comprehensive income (loss), net of tax	(6,756)	40,573
Total shareholders’ equity	897,792	1,090,559
Total liabilities and shareholders’ equity	$4,914,115	$5,410,775
See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2013, 2012, 2011
(In thousands, except share and per share data)

	2013	2012	2011
Interest and dividend income:
Interest and fees on loans	$139,048	$169,656	$134,069
Interest and dividends on investment securities	53,945	60,342	59,323
Dividends on non-marketable securities	1,559	1,535	1,132
Interest on interest-bearing bank deposits	923	1,952	2,635
Total interest and dividend income	195,475	233,485	197,159
Interest expense:
Interest on deposits	16,393	29,125	41,574
Interest on borrowings	121	109	122
Total interest expense	16,514	29,234	41,696
Net interest income before provision for loan losses	178,961	204,251	155,463
Provision for loan losses	4,296	27,995	20,002
Net interest income after provision for loan losses	174,665	176,256	135,461
Non-interest income:
FDIC indemnification asset amortization	(18,960)	(13,820)	(6,132)
FDIC loss sharing income	2,811	12,069	1,410
Service charges	15,955	17,392	16,810
Bank card fees	9,956	9,699	7,611
Bargain purchase gain	—	—	60,520
Gain on sales of mortgages, net	1,358	1,214	1,103
Gain on sale of securities, net	—	674	(645)
Gain on previously charged-off acquired loans	1,339	4,298	5,902
OREO related write-ups and other income	4,817	2,941	545
Other non-interest income	2,901	2,912	2,362
Total non-interest income	20,177	37,379	89,486
Non-interest expense:
Salaries and benefits	90,002	94,111	67,480
Occupancy and equipment	24,700	20,558	15,070
Professional fees	3,734	11,156	13,650
Telecommunications and data processing	13,073	14,857	12,905
Marketing and business development	5,280	5,540	6,034
Supplies and printing	1,575	2,967	1,387
Other real estate owned expenses	10,957	20,313	9,969
Problem loan expenses	5,644	8,532	4,389
Intangible asset amortization	5,346	5,344	4,359
FDIC deposit insurance	4,122	4,731	4,550
ATM/debit card expenses	4,262	4,269	2,892
Banking center closure related expenses	3,389	—	—
Initial public offering related expenses	—	7,974	600
Acquisition related costs	—	870	4,935
Loss (gain) from the change in fair value of warrant liability	820	(1,385)	(56)
Other non-interest expense	11,061	9,761	7,374
Total non-interest expense	183,965	209,598	155,538
Income before income taxes	10,877	4,037	69,409
Income tax expense	3,950	4,580	27,446
Net income (loss)	$6,927	$(543)	$41,963
Income (loss) per share—basic	$0.14	$(0.01)	$0.81
Income (loss) per share—diluted	$0.14	$(0.01)	$0.81
Weighted average number of common shares outstanding:
Basic	50,790,410	52,214,175	51,978,744
Diluted	50,824,422	52,214,175	52,104,021
See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2013, 2012, 2011
(In thousands)

	2013	2012	2011
Net income (loss)	$6,927	$(543)	$41,963
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $26,294, ($75), and ($26,263) for the years ended 2013, 2012, and 2011, respectively.	(41,731)	83	40,537
Reclassification adjustment for net securities (losses) gains included in net income, net of tax benefit (expense) of $263 and ($245) for the years ended 2012 and 2011, respectively.	—	(411)	400
Reclassification adjustment for net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity, net of tax expense of $15,159 for the year ended 2012.	—	(23,711)	—
	$(41,731)	$(24,039)	$40,937
Net unrealized holding gains on securities transferred between available-for-sale to held-to-maturity:
Net unrealized holding gains on securities transferred, net of tax expense of $15,159 for the year ended 2012.	—	23,711	—
Less: amortization of net unrealized holding gains to income, net of tax benefit of $3,567 and $3,571 for the years ended 2013 and 2012, respectively.	(5,598)	(6,121)	—
	(5,598)	17,590	—
Other comprehensive income (loss)	(47,329)	(6,449)	40,937
Comprehensive income (loss)	$(40,402)	$(6,992)	$82,900
See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended 2013, 2012, and 2011
(In thousands, except share and per share data)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income, net	Total
Balance, December 31, 2010	$520	$982,637	$4,517	$—	$6,085	$993,759
Net income	—	—	41,963	—	—	41,963
Stock-based compensation	—	12,564	—	—	—	12,564
Restricted stock vesting	2	—	—	—	—	2
Issuance under equity compensation plan	—	(496)	—	—	—	(496)
Other comprehensive income	—	—	—	—	40,937	40,937
Balance, December 31, 2011	522	994,705	46,480	—	47,022	1,088,729
Net loss	—	—	(543)	—	—	(543)
Stock-based compensation	—	13,078	—	—	—	13,078
Restricted stock vesting	1	—	—	—	—	1
Issuance under equity compensation plan	—	(1,589)	—	—	—	(1,589)
Repurchase of shares (240 shares)	—	—	—	(4)	—	(4)
Dividends paid ($0.05 per share)	—	—	(2,664)	—	—	(2,664)
Other comprehensive loss	—	—	—	—	(6,449)	(6,449)
Balance, December 31, 2012	523	1,006,194	43,273	(4)	40,573	1,090,559
Net income	—	—	6,927	—	—	6,927
Stock-based compensation	—	4,861	—	—	—	4,861
Issuance under equity compensation plan	—	(256)	—	—	—	(256)
Repurchase of shares (7,421,179 shares)	(11)	(20,583)	—	(126,142)	—	(146,736)
Dividends paid ($0.20 per share)	—	—	(10,234)	—	—	(10,234)
Other comprehensive loss	—	—	—	—	(47,329)	(47,329)
Balance, December 31, 2013	$512	$990,216	$39,966	$(126,146)	$(6,756)	$897,792
See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012, and 2011
(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$6,927	$(543)	$41,963
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	4,296	27,995	20,002
Depreciation and amortization	15,833	12,300	7,028
(Gain) loss on sale of securities, net	—	(674)	645
Current income tax receivable (payable)	(20,498)	(17,825)	22,233
Deferred income tax asset	(1,618)	(23,233)	(10,754)
Discount accretion, net of premium amortization	8,285	17,459	5,504
Loan accretion	(85,447)	(120,034)	(75,760)
Net gain on sale of mortgage loans	(1,358)	(1,214)	(1,103)
Origination of loans held for sale, net of repayments	(58,391)	(52,965)	(23,779)
Proceeds from sales of loans held for sale	57,947	49,312	26,801
Amortization of indemnification asset	18,960	13,820	6,132
Bargain purchase gain	—	—	(60,520)
Gain on the sale of other real estate owned, net	(6,953)	(9,563)	(3,063)
Impairment on other real estate owned	10,349	20,215	1,138
Impairment on fixed assets related to banking center closures	2,531	—	—
Stock-based compensation	4,861	13,078	12,564
Increase (decrease) in due to FDIC, net	10,611	(36,701)	5,844
Decrease in other assets	945	2,143	5,094
Increase (decrease) in other liabilities	7,142	(24,407)	875
Net cash used in operating activities	(25,578)	(130,837)	(19,156)
Cash flows from investing activities:
Purchase of FHLB of Des Moines stock	—	(4,018)	(3,467)
Sale of FHLB stock	1,333	139	12,252
Purchase of FRB stock	—	—	(13,320)
Sale of FRB stock	—	—	5,811
Sales of investment securities available-for-sale	—	20,794	228,374
Maturities of investment securities held-to-maturity	178,420	176,650	5
Maturities of investment securities available-for-sale	549,857	493,224	269,854
Purchase of investment securities held-to-maturity	(251,792)	(2,234)	—
Purchase of investment securities available-for-sale	(693,881)	(1,131,749)	(1,467,361)
Net (increase) decrease in loans	(26,648)	454,296	423,618
Purchase of premises and equipment	(6,801)	(41,077)	(21,823)
Proceeds from the sales of loans	44,958	—	—
Proceeds from sales of other real estate owned	61,260	102,941	51,745
Decrease in FDIC indemnification asset	62,807	63,368	82,848
Net cash provided from acquisitions	—	—	636,918
Net cash (used in) provided by investing activities	(80,487)	132,334	205,454
Cash flows from financing activities:
Net decrease in deposits	(362,410)	(862,334)	(365,500)
Increase in repurchase agreements	45,862	6,088	18,832
Repayment of FHLB advances	—	—	(133,529)
FDIC clawback liability	—	—	14,800
Issuance under equity compensation plan	(256)	(1,588)	(496)
Payment of dividends	(10,139)	(2,616)	—
(Repurchase) issuance of shares	(146,736)	(4)	2
Excess tax benefit on stock-based compensation	24	—	—
Net cash used in financing activities	(473,655)	(860,454)	(465,891)
Decrease in cash and cash equivalents	(579,720)	(858,957)	(279,593)
Cash and cash equivalents at beginning of the year	769,180	1,628,137	1,907,730
Cash and cash equivalents at end of period	$189,460	$769,180	$1,628,137
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,694	$36,012	$46,063
Cash paid during the period for taxes	$26,211	$45,652	$16,772
Issuance of value appreciation rights	$—	$—	$1,147
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$39,973	$82,444	$52,294
FDIC indemnification asset claims transferred to other assets	$17,605	$135,213	$84,100
Available-for-sale investment securities transferred to investment securities held-to-maturity	$—	$754,063	$—
See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Note 1 Basis of Presentation
National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in June 2009 with the intent to acquire and operate financial services franchises and other complementary businesses in targeted markets. The Company is headquartered immediately south of Denver, in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, N.A. NBH Bank, N.A. is the resulting entity from the Company's acquisitions to date, through which it provides a variety of banking products to both commercial and consumer clients. The Company services clients through a network of 97 banking centers, with the majority of those banking centers located in Colorado, the greater Kansas City area and Texas, and through online and mobile banking products.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, NBH Bank, N.A. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation.

The Company's significant accounting policies followed in the preparation of the consolidated financial statements are disclosed in note 2. GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of the FDIC indemnification asset and clawback liability, the valuation of other real estate owned (“OREO”), the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the evaluation of investment securities for other-than-temporary impairment (“OTTI”), the valuation of stock-based compensation, the fair values of financial instruments, the allowance for loan losses (“ALL”), and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.
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
An FDIC indemnification asset is recognized when the FDIC contractually indemnifies, in whole or in part, the Company for a particular uncertainty. The recognition and measurement of an indemnification asset is based on the related indemnified items. The Company recognizes an indemnification asset at the same time that the indemnified item is recognized and measures it on the same basis as the indemnified items, subject to collectability or contractual limitations on the indemnified amounts.
Under FDIC loss sharing agreements, the Company may be required to return a portion of cash received from the FDIC in the event that losses do not reach a specified threshold, based on the initial discount less cumulative servicing costs for the covered assets acquired. Such liabilities are referred to as clawback liabilities and are considered to be contingent consideration as they require the return of a portion of the initial consideration in the event that certain contingencies are met. The Company

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

recognizes clawback liabilities that represent contingent consideration at fair value at the date of acquisition. The clawback liabilities are included in due to FDIC in the accompanying consolidated statements of financial condition, and are periodically re-measured and any changes in value are reflected in both the carrying amount of the clawback liability and the related amortization that is recognized through other FDIC loss sharing income in the consolidated statements of operations until the contingency is resolved.
b) Cash and cash equivalents—Cash and cash equivalents include cash, cash items, amounts due from other banks, amounts due from the Federal Reserve Bank of Kansas City, federal funds sold, and interest-bearing bank deposits.
c) Investment securities—Investment securities may be classified in three categories: trading, available-for-sale and held-to-maturity. Management determines the appropriate classification at the time of purchase and reevaluates the classification at each reporting period. The Company has classified the majority of its investment portfolio as available-for-sale. Any sales of available-for-sale securities are for the purpose of executing the Company’s asset/liability management strategy, reducing borrowings, funding loan growth, providing liquidity, or eliminating a perceived credit risk in a specific security. Held-to maturity securities are carried at amortized cost and the available-for-sale securities are carried at estimated fair value. Unrealized gains or losses on securities available-for-sale are reported as accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity, net of income tax. Gains and losses realized upon sales of securities are calculated using the specific identification method and are included in gains or losses on sale of securities, net in the consolidated statements of operations. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience is periodically evaluated and a determination made regarding the appropriate estimate of the future rates of prepayment. When a change in a bond’s estimated remaining life is necessary, a corresponding adjustment is made in the related premium amortization or discount accretion. Purchases and sales of securities, including any corresponding gains or losses, are recognized on a trade-date basis and a receivable or payable is recognized for pending transaction settlements.
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
e) Loans receivable— Loans receivable include loans originated by the Company and loans that are acquired through acquisitions. Loans originated by the Company are carried at the principal amount outstanding, net of premiums, discounts, unearned income, and deferred loan fees and costs. Acquired loans are initially recorded at fair value and are accounted for under either ASC 310-30 (see additional information below) or ASC 310. Non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, and fair value adjustments for acquired loans, are deferred and recognized as an adjustment to the loans’ effective yield over the estimated remaining lives of the related loans.

Acquired loans are recorded at their estimated fair value at the time of acquisition and accounted for under either ASC 310-30 or ASC 310, Receivables. Estimated fair values of acquired loans were based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, the expected timing of cash flows, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Acquired loans were grouped together according to similar characteristics such as type of loan, loan purpose, geography, risk rating and underlying collateral and were treated as distinct pools when applying various valuation techniques and, in certain circumstances, for the ongoing monitoring of the credit quality and performance of the pools. Each pool is accounted for as a single loan for which the integrity is maintained throughout the life of the asset. Discounts created when the loans are recorded at their estimated fair values at acquisition are

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

accreted over the remaining term of the loan as an adjustment to the related loan’s yield. Similar to originated loans described below, the accrual of interest income on acquired loans that are not accounted for under ASC 310-30 is discontinued when the collection of principal or interest, in whole or in part, is doubtful. Interest is generally not accrued on loans 90 days or more past due unless they are well secured and in the process of collection.

Interest income on acquired loans that are accounted for under ASC 310 and interest income on loans originated by the Company is accrued and credited to income as it is earned using the interest method based on daily balances of the principal amount outstanding. However, interest is generally not accrued on loans 90 days or more past due, unless they are well secured and in the process of collection. Additionally, in certain situations, loans that are not contractually past due may be placed on non-accrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as insufficient collateral value or deficient primary and secondary sources of repayment. Accrued interest receivable is reversed when a loan is placed on non-accrual status and payments received generally reduce the carrying value of the loan. Interest is not accrued while a loan is on non-accrual status and interest income is generally recognized on a cash basis only after payment in full of the past due principal and collection of principal outstanding is reasonably assured. A loan may be placed back on accrual status if all contractual payments have been received, or sooner under certain conditions and collection of future principal and interest payments is no longer doubtful.

In the event of borrower default, the Company may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying or restructuring a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such restructured loans are considered “troubled debt restructurings” and are identified in accordance with ASC 310-40 Troubled Debt Restructurings by Creditors. Under this guidance, modifications to loans that fall within the scope of ASC 310-30 are not considered troubled debt restructurings, regardless of otherwise meeting the definition of a troubled debt restructuring.

Loans acquired in FDIC assisted transactions that are covered under loss sharing agreements are referred to as covered loans. Pursuant to the terms of the loss sharing agreements, the FDIC will reimburse the Company for a percentage of losses on covered assets up to stated loss thresholds. The Company must reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Company a reimbursement under loss sharing agreements.

Loans receivable accounted for under ASC 310-30
The Company accounts for and evaluates acquired loans in accordance with the provisions of Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. When loans exhibit evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in future cash flows, as compared to the contractual amount due, is recognized as a non-accretable difference. Any excess of expected cash flows over the acquisition date fair value is known as the accretable yield, and is recognized as accretion income over the life of each pool. Contractual fees not expected to be collected are not included in ASC 310-30 contractual cash flows. Should fees be subsequently collected, the cash flows are accounted for as non 310-30 fee income in the period they are received. Loans that are accounted for under ASC 310-30 that meet the criteria for non-accrual of interest at the time of acquisition or subsequent to acquisition, may be considered performing, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected.

The expected cash flows of loans accounted for under ASC 310-30 are periodically reestimated utilizing the same cash flow methodology used at the time of acquisition and subsequent decreases to the expected cash flows will generally result in a provision for loan losses charge to the Company’s consolidated statements of operations. Any increases to the cash flow projections are recognized on a prospective basis through an increase to the pool’s accretion income over its remaining life once any previously recorded provision expense has been reversed. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.
f) Loans held for sale—Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance that is recorded as a charge to income. Deferred fees and costs related to these loans are not amortized, but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses are recognized upon sale and are included in gain on sale of mortgages, net. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

market. In most cases, loans in this category are sold within 45 days. These loans are generally sold with the mortgage servicing rights released. Under limited circumstances, buyers may have recourse to return a purchased loan to the Company. Recourse conditions may include early payment default, breach of representations or warranties, or documentation deficiencies.
g) Allowance for loan losses—The allowance for loan losses (“ALL”) represents management’s estimate of probable credit losses inherent in loans, including acquired and covered loans to the extent necessary, as of the balance sheet date. The determination of the ALL takes into consideration, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan losses, any declines in cash flow assumptions from acquisition, and other factors that warrant recognition. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the ALL. Such agencies may require the Company to recognize additions to the ALL or increases to adversely graded classified loans based on their judgments about information available to them at the time of their examinations.
The Company uses an internal risk rating system to indicate credit quality in the loan portfolio. The risk rating system is applied to all loans and uses a series of grades, which reflect management’s assessment of the risk attributable to loans based on an analysis of the borrower’s financial condition and ability to meet contractual debt service requirements. Loans that management perceives to have acceptable risk are categorized as “Pass” loans. The “Special Mention” loans represent loans that have potential credit weaknesses that deserve management’s close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower’s ability to meet debt requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “Substandard” are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes the collection of payments in accordance with the terms of the loan agreement is highly questionable and improbable. Loans accounted for under ASC 310-30, despite being 90 days or more past due or internally adversely classified, may be classified as performing upon and subsequent to acquisition, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the carrying value of such loans is expected. Interest accrual is discontinued on doubtful loans and certain substandard loans that are excluded from ASC 310-30, as is more fully discussed in note 7.
The Company routinely evaluates risk-rated credits for impairment. Impairment, if any, is typically measured for each loan based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated fair value, or the estimated fair value of the underlying collateral less costs of disposition for collateral dependent loans. General allowances are established for loans with similar characteristics. In this process, general allowance factors are based on an analysis of historical loss and recovery experience, if any, related to originated and acquired loans, as well as certain industry experience, with adjustments made for qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical experience. To the extent that the data supporting such factors has limitations, management’s judgment and experience play a key role in determining the allowance estimates.
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
The Company maintains an ALL for loans accounted for under ASC 310-30 as a result of impairment to loan pools arising from the periodic re-valuation of these loans. Any impairment in the individual pool is generally recognized in the current period as provision for loan losses. Any improvement in the estimated cash flows, is generally not recognized immediately, but is instead reflected as an adjustment to the related loan pools yield on a prospective basis once any previously recorded impairment has been recaptured.
h) FDIC indemnification asset—An FDIC indemnification asset results from loss sharing agreements in FDIC-assisted transactions and is measured separately from the related covered assets as they are not contractually embedded in those assets and are not transferable should the Company choose to dispose of the covered assets. Pursuant to the terms of the loss sharing agreements, covered loans and OREO are subject to stated loss thresholds whereby the FDIC will reimburse the Company for a percentage of losses and expenses up to the stated loss thresholds. The indemnification assets were recorded at fair value on the respective dates of acquisition, and considered the estimated fair value of anticipated reimbursements from the FDIC for expected losses on covered assets, subject to the loss thresholds and any contractual limitations in the loss sharing agreements. Fair value was estimated using the net present value of projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses multiplied by the applicable loss sharing percentages.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

The expected indemnification asset cash flows are re-estimated in conjunction with the periodic re-estimation of cash flows on covered loans and covered OREO. Improvements in cash flow expectations on covered loans and covered OREO generally result in a related decline in the expected indemnification cash flows from the FDIC and are recognized immediately in earnings to the extent that they relate to a reversal of a previously recorded valuation allowance related to the covered assets. Any remaining decreases in expected cash flows are reflected prospectively as a negative yield adjustment on the indemnification asset consistent with the approach taken to recognize increases in expected cash flows on the covered loans accounted for under ASC 310-30.  These cash flows are discounted to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC and the discount is amortized using the effective interest method in connection with the expected speed of reimbursements and is limited to the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified assets.  This amortization is included in FDIC indemnification asset amortization in the consolidated statements of operations.

Conversely, declines in cash flow expectations on covered loans and covered OREO generally result in an increase in the expected indemnification asset cash flows from the FDIC and are reflected as both a decrease in the FDIC indemnification asset amortization and an increase to the balance of the indemnification asset in the current period. As indemnified assets are resolved, the indemnification asset is reduced by the amount claimed by us from the FDIC and a corresponding claim receivable is recorded in other assets in the consolidated statements of financial condition until cash is received from the FDIC.
i) Clawback liability—A clawback liability is recorded to reflect the contingent liability assumed in an FDIC-assisted transaction whereby the Company is obligated to refund a portion of cash received from the FDIC at acquisition in the event that losses do not reach a specified threshold, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. Such a liability is considered to be contingent consideration as it requires a payment by the Company to the FDIC in the event that certain contingencies are met. The clawback liability is recorded at its acquisition date fair value and is included in due to FDIC in the accompanying statements of financial condition. The clawback liability is remeasured at each reporting period and any changes are reflected in both the carrying amount of the clawback liability and the related amortization that is recognized through other FDIC loss sharing income in the consolidated statements of operations until the contingency is resolved.
j) Value appreciation rights—Value appreciation rights (“VAR”) may be issued in business combinations as part of the consideration transferred and a finite term is set forth in each VAR agreement. The VAR was tied to the Company’s stock price and was remeasured at each reporting period based on the spread between the strike price of the VAR and the average multiple of price to tangible book value indicated by national and regional bank indices, multiplied by the maximum number of applicable units. The Company settled the VAR in 2012.
k) Premises and equipment—With the exception of premises and equipment acquired through business combinations, which are initially measured and recorded at fair value, purchased land is stated at cost, and buildings and equipment are carried at cost, including capitalized interest when appropriate, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. The Company generally assigns depreciable lives of 39 years for buildings, 7 to 15 years for building improvements, and 3 to 7 years for equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease terms. Maintenance and repairs are charged to non-interest expense as incurred. The Company reviews premises and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount. In the case of a property that is subject to an operating lease that the Company no longer expects to use, a liability is recorded equal to the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. A ratable portion of the sublease allocation is then expensed until the property is subleased.
l) Goodwill and intangible assets—Goodwill is established and recorded if the consideration given during an acquisition transaction exceeds the fair value of the net assets received. Goodwill has an indefinite useful life and is not amortized, but is evaluated annually for potential impairment, or when events or circumstances indicate a potential impairment. The Company first evaluates potential impairment of goodwill by comparing the fair value of the reporting unit to its carrying amount. Any excess of carrying value over fair value would indicate a potential impairment and the Company would proceed to perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. Intangible assets that have finite useful lives, such as core deposit intangibles, are amortized over their estimated useful lives. The Company’s

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

core deposit intangible assets represent the value of the anticipated future cost savings that will result from the acquired core deposit relationships versus an alternative source of funding.
Judgment may be used in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of the reporting unit considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. The valuations use a combination of present value techniques to measure fair value and consider market factors. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Adverse changes in the economic environment, operations of the reporting unit, or changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting unit and could result in an impairment of goodwill and/or intangible assets.
m) Other real estate owned—OREO consists of property that has been foreclosed on or repossessed by deed in lieu of foreclosure. The assets are initially recorded at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL. Subsequent valuation adjustments, if any, in addition to gains and losses realized on sales and net operating expenses, are recorded in other non-interest expense. Costs associated with maintaining property, such as utilities and maintenance, are charged to expense in the period in which they occur, while costs relating to the development and improvement of property are capitalized to the extent the balance does not exceed fair value. All OREO acquired through acquisition is recorded at fair value, less cost to sell, at the date of acquisition. The Company’s loss sharing agreements with the FDIC cover losses and expenses incurred on OREO resulting from the covered assets in the Hillcrest Bank and Community Banks of Colorado transactions in the same manner, and are included in the same loss thresholds, as the covered loans.
n) Securities purchased under agreements to resell and securities sold under agreements to repurchase—The Company periodically enters into purchases or sales of securities under agreements to resell or repurchase as of a specified future date. The securities purchased under agreements to resell are accounted for as collateralized financing transactions and are reflected as an asset in the consolidated statements of financial condition. The securities pledged by the counterparties are held by a third party custodian and valued daily. The Company may require additional collateral to ensure full collateralization for these transactions. The repurchase agreements are considered financing agreements and the obligation to repurchase assets sold is reflected as a liability in the consolidated statements of financial condition of the Company. The repurchase agreements are collateralized by debt securities that are under the control of the Company.
o) Stock-based compensation—The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company grants stock-based awards including stock options and restricted stock. Stock option grants are for a fixed number of common shares and are issued to associates and directors at exercise prices which are not less than the fair value of a share of stock at the date of grant. The options vest over a time period stated in each option agreement and may be subject to other performance vesting conditions, which require the related compensation expense to be recorded ratably over the requisite service period starting when such conditions become probable. Certain stock options contain vesting conditions that were tied to the Company’s shares becoming publicly listed on a national exchange. Restricted stock is granted for a fixed number of shares, the transferability of which is restricted until such shares become vested according to the terms in the award agreement. Restricted shares may have multiple vesting qualifications which can include time vesting of a set portion of the restricted shares, performance criterion, such as a qualified investment transaction, market criteria that are tied to specified market conditions of the Company’s common stock price and/or vesting tied to the Company’s shares becoming publicly listed on a national exchange.
The fair value of awards is measured using either a Black-Scholes model or a Monte Carlo simulation model, depending on the vesting requirement of each grant. Compensation expense for the portion of the awards that contain a market vesting condition is recognized over the derived service period based on the fair value of the awards on the grant date. Compensation expense for the portion of the awards that contain performance and service vesting conditions is recognized over the requisite service period based on the fair value of the awards on the grant date. In accordance with ASC 718, the Company recognized compensation expense on the grants that have vesting requirements tied to the Company’s shares becoming listed on a national exchange subsequent to that vesting requirement being met. The amortization of stock-based compensation reflects any estimated forfeitures and the expense realized in subsequent periods may be adjusted to reflect the actual forfeitures realized. The outstanding stock options and restricted shares carry a maximum contractual term of 10 years. To the extent that any award is forfeited, surrendered, terminated, expires, or lapses without being exercised, the shares of stock subject to such award not delivered as a result thereof are again made available for awards under the Plan.

 p) Warrants—The Company issued warrants to certain lead shareholders. The warrants are for a fixed number of shares and expire ten years from the date of issuance. If exercised, the Company must settle the warrants in its own stock. The exercise

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

price and the number of warrants is subject to a down-round provision for the first five years, whereby subsequent equity issuances at a price below the existing exercise price will result in a downward adjustment to the exercise price and an increase to the number of warrants, and as a result, the warrants are currently classified as a liability in the Company’s consolidated statements of financial condition. The Company is required to revalue the warrants at the end of each reporting period and any change in fair value is reported in the statements of operations as other non-interest expense in the period in which the change occurred. The fair value of the warrants is calculated using a Black-Scholes model. Upon expiration of the down-round provisions, the warrants will be classified as equity and will no longer be subject to revaluations at the end of each reporting period.
q) Income taxes—The Company and its subsidiaries file U.S. federal and certain state income tax returns on a consolidated basis. Additionally, the Company and its subsidiaries file separate state income tax returns with various state jurisdictions. The provision for income taxes includes the income tax balances of the Company and all of its subsidiaries.
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
r) Income (loss) per share — The Company applies the two-class method of computing income per share as certain of the Company's restricted shares are entitled to non-forfeitable dividends and are therefore considered to be a class of participating securities. The two-class method allocates earnings according to dividends declared and participation rights in undistributed earnings. Basic income (loss) per share is computed by dividing income allocated to common shareholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding during the period, plus amounts representing the dilutive effect of stock options outstanding, certain unvested restricted shares, warrants to issue common stock, or other contracts to issue common shares (“common stock equivalents”). Common stock equivalents are excluded from the computation of diluted earnings (loss) per common share in periods in which they have an anti-dilutive effect.
s) Derivatives — The Company carries all derivatives on the statement of financial condition at fair value. All derivative instruments are recognized as either assets or liabilities depending on the rights or obligations under the contracts. All gains and losses on the derivatives due to changes in fair value are recognized in earnings each period.
The Company offers interest rate swap products to certain of its clients to manage potential changes in interest rates. Each contract between the Company and a client is offset with a contract between the Company and an institutional counterparty, thus minimizing the Company's exposure to rate changes. The Company's portfolio consists of a “matched book,” and as such, changes in fair value of the swap pairs will largely offset in earnings.
In accordance with applicable accounting guidance, if certain conditions are met, a derivative may be designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, that are attributable to a particular risk (referred to as a fair value hedge) or (2) a hedge of the exposure to variability in the cash flows of a recognized asset or liability, or of a forecasted transaction, that is attributable to a particular risk (referred to as a cash flow hedge). The Company documents all hedging relationships at the inception of each hedging relationship and uses industry accepted methodologies and ranges to determine the effectiveness of each hedge. The fair value of the hedged item is calculated using the estimated future cash flows of the hedged item and applying discount rates equal to the market interest rate for the hedged item at the inception of the hedging relationship (inception benchmark interest rate plus an inception credit spread), adjusted for changes in the designated benchmark interest rate thereafter.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Note 3 Recent Accounting Pronouncements
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure — In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclsoure.” This update amends ASC Topic 310-40 and clarifies that an “in substance repossession or foreclosure” has occurred upon the creditor obtaining either legal title to the property upon completion of foreclosure, or the borrower conveying all interest in the property through completion of a deed in lieu of foreclosure. Upon occurrence, the creditor derecognizes the loan receivable and recognizes the collateralized real estate property. The amendments in the ASU will be effective for the Company for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. Adoption of this amendment can be made using either a modified retrospective transition method or a prospective transition method. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.
Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes — In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” which amends ASC Topic 815 to allow companies to designate the Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate (“OIS”), as a U.S. benchmark interest rate for hedge accounting purposes. Prior to this amendment, only interest rates on direct treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”) swap rate were considered benchmark interest rates. In addition, the amendment removes the restriction on using different benchmark rates for similar hedges. This amendment can be applied on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income— In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Entities are also required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same accounting period. Other amounts that are not required to be reclassified to net income are to be cross-referenced to other disclosures that provide additional detail about those amounts. The Company was required to adopt this update in 2013 with retrospective application. Adoption of this update affects the presentation of the components of comprehensive income in the Company’s financial statements, but did not have an impact on the Company’s consolidated statements of financial condition, results of operations or liquidity.
Accounting for Indemnification Assets— In October 2012, the Financial Accounting Standards Board (“FASB”) released ASU 2012-06 Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This guidance clarified that any amortization of changes in the value of an indemnification asset should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This guidance resulted in no changes to the accounting for the Company’s indemnification asset.
Disclosures About Offsetting Assets and Liabilities— In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. Under the ASU, an entity is required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. In January 2013, the FASB released ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amended ASU 2011-11 to specifically include only derivatives accounted for under Topic 815, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The adoption of these accounting pronouncements did not have a material impact on the Company’s consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Note 4 Acquisition Activities
The Company completed two acquisitions in 2011. The Company has determined that each of the acquisitions, as more fully described below, constituted a business combination as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisitions, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturity and risk instruments.
Community Banks of Colorado—On October 21, 2011, the Company entered into a purchase and assumption agreement with the FDIC, as receiver, to acquire certain assets and assume substantially all of the liabilities of the former Community Banks of Colorado of Greenwood Village, Colorado. Upon closing the acquisition, the Company reopened the 36 banking centers in Colorado and the 4 banking centers in California previously owned by Community Banks of Colorado, as banking centers of NBH Bank, N.A., branded as Community Banks of Colorado.
Excluding the effects of acquisition accounting adjustments, the Company acquired assets of $1.3 billion and assumed deposits and other liabilities of $1.2 billion in connection with the acquisition of Community Banks of Colorado. The net assets were acquired at a discount of $98.0 million, which is reflected as a portion of the cash acquired, and the settlement amount received from the FDIC at close was $61.4 million. In conjunction with the Community Banks of Colorado purchase and assumption agreement, the Company also provided the FDIC with Value Appreciation Rights (“VAR”) whereby the FDIC was entitled to a payment equal to the excess of the Company’s common stock price and a strike price of $18.93 per unit at a future time, not to exceed two years. The VAR was applicable to a maximum of 100,000 units and the Company estimated the fair value of the VAR at the date of acquisition of Community Banks of Colorado to be approximately $0.5 million, and is included in due to FDIC in the 2011 accompanying consolidated statements of financial condition. The VAR was settled in cash in 2012 for $0.1 million.

In connection with the purchase and assumption agreement with the FDIC, the Company entered into a loss sharing agreement with the FDIC whereby the Company will be reimbursed by the FDIC for a portion of the losses incurred on certain loans and certain OREO as a result of the resolution and disposition of the problem assets of Community Banks of Colorado. The loss sharing agreement with the FDIC covers a significant portion of the Community Banks of Colorado commercial loans, select other loans and unfunded commitments, and OREO, which are collectively referred to as the “covered assets." The loss sharing agreement covers losses on select loans and OREO and has provisions that reimburse the Company for direct expenses related to the resolution of the covered assets. For purposes of the loss sharing agreement, there are three tranches of losses, each beginning after the loss threshold of the previous tranche has been met, and each with a specified loss-coverage percentage. The loss thresholds and coverage amounts are as follows (dollars in thousands):

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
December 31, 2013, 2012, and 2011

the amount by which the fair value of the consideration paid exceeds the acquisition-date fair value of the identifiable net assets acquired and synergies expected to be realized through consolidating the operations of Community Banks of Colorado with the Company’s existing operations.
Bank of Choice—On July 22, 2011, the Company entered into a purchase and assumption agreement with the FDIC, as receiver, to acquire certain assets and assume substantially all of the liabilities of the former Bank of Choice of Greeley, Colorado. Upon closing the acquisition, the Company reopened the 16 banking centers previously owned by the Bank of Choice, as banking centers of NBH Bank, N.A., branded as Bank of Choice. Excluding the effects of acquisition accounting adjustments, the Company acquired assets of $772.6 million and assumed deposits and other liabilities of $872.7 million in connection with the acquisition of Bank of Choice. The net liabilities were acquired at a discount of $171.6 million, which is reflected as a portion of the cash acquired. In conjunction with the Bank of Choice purchase and assumption agreement, the Company also provided the FDIC with VAR whereby the FDIC was entitled to a cash or stock payment equal to the excess of the Company’s common stock price and a strike price of $17.95 per unit at a future time, not to exceed two years. The VAR was applicable to a maximum of 100,000 units and the Company estimated the fair value of the VAR at the date of acquisition of Bank of Choice to be approximately $0.6 million, which is included in due to FDIC in the accompanying consolidated statements of financial condition at 2011. This VAR was settled in cash in 2012 for $0.2 million.
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
Note 5 Investment Securities
The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $2.4 billion at December 31, 2013, an increase from $2.3 billion at December 31, 2012. Included in the aforementioned $2.4 billion was $1.8 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities.
Available-for-sale
Available-for-sale investment securities are summarized as follows as of the dates indicated (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset backed securities	$4,534	$3	$—	$4,537
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	490,321	7,670	(3,001)	494,990
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,320,998	10,764	(46,180)	1,285,582
Other securities	419	—	—	419
Total	$1,816,272	$18,437	$(49,181)	$1,785,528

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

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
At December 31, 2013 and December 31, 2012, mortgage-backed securities represented 99.7% and 94.7%, respectively, of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$283,177	$(3,000)	$13	$(1)	$283,190	$(3,001)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	876,225	(44,101)	40,740	(2,079)	916,965	(46,180)
Total	$1,159,402	$(47,101)	$40,753	$(2,080)	$1,200,155	$(49,181)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$17	$—	$8	$(1)	$25	$(1)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	130,686	(320)	—	—	130,686	(320)
Total	$130,703	$(320)	$8	$(1)	$130,711	$(321)
Management evaluated all of the securities in an unrealized loss position and concluded that no other-than-temporary-impairment existed at December 31, 2013 or December 31, 2012. The unrealized losses in the Company’s investments issued or

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

guaranteed by U.S. government agencies or sponsored enterprises at December 31, 2013 were caused by changes in interest rates. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.
The Company pledges certain securities as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $177.6 million at December 31, 2013 and $89.2 million December 31, 2012. The increase of pledged available-for-sale investment securities was primarily attributable to the increase in securities sold under agreements to repurchase during 2013. Certain investment securities may also be pledged as collateral should the Company utilize its line of credit at the FHLB of Des Moines; however, no investment securities were pledged for this purpose at December 31, 2013 or December 31, 2012.

The table below summarizes the contractual maturities, as of the last scheduled repayment date, of the available-for-sale investment portfolio as of December 31, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$953	$953
Due after one year through five years	3,589	3,592
Due after five years through ten years	196,120	194,895
Due after ten years	1,615,191	1,585,669
Other securities	419	419
Total investment securities available-for-sale	$1,816,272	$1,785,528
Actual maturities of mortgage-backed securities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.9 years as of December 31, 2013 and 3.4 years as of December 31, 2012. This estimate is based on assumptions and actual results may differ. Other securities of $0.4 million have no stated contractual maturity date as of December 31, 2013.
Held-to-maturity
At December 31, 2013 and December 31, 2012 the Company held $641.9 million and $577.5 million of held-to-maturity investment securities, respectively. During the first quarter of 2012 the Company transferred securities with a fair value of $754.1 million from an available-for-sale classification to the held-to-maturity classification. During 2013, the Company purchased $251.8 million of held-to-maturity investment securities. Held-to-maturity investment securities are summarized as follows as of the dates indicated (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$513,090	$175	$(1,776)	$511,489
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	128,817	104	(4,005)	124,916
Total investment securities held-to-maturity	$641,907	$279	$(5,781)	$636,405

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$577,486	$7,065	$—	$584,551
Total investment securities held-to-maturity	$577,486	$7,065	$—	$584,551
The table below summarizes the contractual maturities, as of the last scheduled repayment date, of the held-to-maturity investment portfolio at December 31, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	18,319	18,394
Due after ten years	623,588	618,011
Other securities	—	—
Total investment securities held-to-maturity	$641,907	$636,405
The carrying value of held-to-maturity investment securities pledged as collateral totaled $68.5 million and $127.9 million at December 31, 2013 and December 31, 2012, respectively. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of December 31, 2013 and December 31, 2012 was 3.8 years for both periods. This estimate is based on assumptions and actual results may differ.
Note 6 Non-marketable Securities
Non-marketable securities include Federal Reserve Bank stock and FHLB stock. At December 31, 2013, the Company held $25.0 million of Federal Reserve Bank stock, $6.4 million of FHLB Des Moines stock, and $0.3 million of FHLB San Francisco stock, for regulatory or debt facility purposes. At December 31, 2012, the Company held $25.0 million of Federal Reserve Bank stock, $7.5 million of FHLB Des Moines stock, and $0.5 million of FHLB San Francisco stock.
This stock is restricted and is carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost. Management evaluated all of the non-marketable securities and concluded that no OTTI existed at December 31, 2013 or December 31, 2012.
Note 7 Loans
The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions of Bank of Choice and Community Banks of Colorado in 2011, and Hillcrest Bank and Bank Midwest in 2010. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transactions are covered by loss sharing agreements with the FDIC, and covered loans are presented separately from non-covered loans due to the FDIC loss sharing agreements associated with these loans. Covered loans comprised 16.7% of the total loan portfolio at December 31, 2013, compared to 33.2% of the total loan portfolio at December 31, 2012.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30 Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality and loans not accounted for under this guidance, which includes our originated loans. The table also shows the amounts covered by the FDIC loss sharing agreements as of December 31, 2013 and December 31, 2012. The carrying value of loans are net of discounts on loans excluded from Accounting Standards Codification (“ASC”) Topic 310-30, and fees and costs of $13.3 million and $20.4 million as of December 31, 2013 and December 31, 2012, respectively (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	December 31, 2013
	ASC 310-30 Loans	Non 310-30 Loans	Total Loans	% of Total
Commercial	$61,511	$421,984	$483,495	26.1%
Commercial real estate	291,198	283,022	574,220	31.0%
Agriculture	27,000	132,952	159,952	8.6%
Residential real estate	63,011	536,913	599,924	32.3%
Consumer	8,160	28,343	36,503	2.0%
Total	$450,880	$1,403,214	$1,854,094	100.0%
Covered	$259,364	$50,033	$309,397	16.7%
Non-covered	191,516	1,353,181	1,544,697	83.3%
Total	$450,880	$1,403,214	$1,854,094	100.0%

	December 31, 2012
	ASC 310-30 Loans	Non 310-30 Loans	Total Loans	% of Total
Commercial	$83,169	$187,419	$270,588	14.8%
Commercial real estate	566,035	238,964	804,999	43.9%
Agriculture	47,733	125,674	173,407	9.5%
Residential real estate	106,100	427,277	533,377	29.1%
Consumer	18,984	31,347	50,331	2.7%
Total	$822,021	$1,010,681	$1,832,702	100.0%
Covered	$527,948	$80,274	$608,222	33.2%
Non-covered	294,073	930,407	1,224,480	66.8%
Total	$822,021	$1,010,681	$1,832,702	100.0%
Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. During the year ended 2013, the Company determined that the cash flows of one covered commercial and industrial loan pool, with a balance of $14.8 million at December 31, 2013, were no longer reasonably estimable, and in accordance with the guidance in ASC 310-30, this pool was put on non-accrual status. All loans accounted for under ASC 310-30 were classified as performing assets at December 31, 2012, regardless of past due status, as the carrying value of all of the respective pools’ cash flows were considered estimable. Interest income was recognized on all accruing loans accounted for under ASC 310-30 through accretion of the difference between the carrying value of the loans and the expected cash flows.
Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and are included in loans 90 days or more past due and still accruing. At December 31, 2013 and December 31, 2012, $9.5 million and $23.1 million, respectively, of loans excluded from the scope of ASC 310-30 were on non-accrual and $14.8 million of loans accounted for under ASC 310-30 were on non-accrual status at December 31, 2013. Loan delinquency for all loans is shown in the following tables at December 31, 2013 and December 31, 2012, respectively (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	Total Loans December 31, 2013
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Non 310-30 loans
Commercial	$897	$156	$555	$1,608	$420,376	$421,984	$115	$1,280
Commercial real estate
Construction	316	—	—	316	5,023	5,339	—	—
Acquisition/development	45	—	—	45	7,975	8,020	—	1
Multifamily	1,003	—	—	1,003	9,681	10,684	—	1,096
Owner-occupied	52	7	21	80	93,367	93,447	—	692
Non owner-occupied	329	—	203	532	165,000	165,532	—	203
Total commercial real estate	1,745	7	224	1,976	281,046	283,022	—	1,992
Agriculture	188	7	—	195	132,757	132,952	—	153
Residential real estate
Senior lien	733	415	1,062	2,210	482,381	484,591	—	5,326
Junior lien	204	—	80	284	52,038	52,322	—	519
Total residential real estate	937	415	1,142	2,494	534,419	536,913	—	5,845
Consumer	191	21	23	235	28,108	28,343	14	247
Total non 310-30 loans	3,958	606	1,944	6,508	1,396,706	1,403,214	129	9,517
Covered non 310-30 loans	194	60	155	409	49,624	50,033	115	1,944
Non-covered non 310-30 loans	3,764	546	1,789	6,099	1,347,082	1,353,181	14	7,573
Total non 310-30 loans	3,958	606	1,944	6,508	1,396,706	1,403,214	129	9,517
Loans accounted for under ASC 310-30
Commercial	582	322	4,505	5,409	56,102	61,511	4,505	14,827
Commercial real estate	1,902	5,179	49,228	56,309	234,889	291,198	49,227	—
Agriculture	714	—	296	1,010	25,990	27,000	296	—
Residential real estate	977	977	1,817	3,771	59,240	63,011	1,817	—
Consumer	327	265	19	611	7,549	8,160	19	—
Total loans accounted for under ASC 310-30	4,502	6,743	55,865	67,110	383,770	450,880	55,864	14,827
Covered loans accounted for under ASC 310-30	1,471	4,949	42,356	48,776	210,588	259,364	42,355	14,827
Non-covered loans accounted for under ASC 310-30	3,031	1,794	13,509	18,334	173,182	191,516	13,509	—
Total loans accounted for under ASC 310-30	4,502	6,743	55,865	67,110	383,770	450,880	55,864	14,827
Total loans	$8,460	$7,349	$57,809	$73,618	$1,780,476	$1,854,094	$55,993	$24,344
Covered loans	$1,665	$5,009	$42,511	$49,185	$260,212	$309,397	$42,470	$16,771
Non-covered loans	6,795	2,340	15,298	24,433	1,520,264	1,544,697	13,523	7,573
Total loans	$8,460	$7,349	$57,809	$73,618	$1,780,476	$1,854,094	$55,993	$24,344

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	Total Loans December 31, 2012
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Non 310-30 loans
Commercial	$846	$148	$1,122	$2,116	$185,303	$187,419	$—	$4,500
Commercial real estate
Construction	—	—	—	—	3,915	3,915	—	—
Acquisition/development	1,948	—	—	1,948	8,485	10,433	—	75
Multifamily	—	—	34	34	13,387	13,421	—	237
Owner-occupied	97	106	1,074	1,277	56,490	57,767	—	3,365
Non owner-occupied	—	122	5,123	5,245	148,183	153,428	—	7,992
Total commercial real estate	2,045	228	6,231	8,504	230,460	238,964	—	11,669
Agriculture	33	40	11	84	125,590	125,674	—	251
Residential real estate
Senior lien	1,261	119	1,825	3,205	373,243	376,448	22	5,815
Junior lien	181	—	110	291	50,538	50,829	—	593
Total residential real estate	1,442	119	1,935	3,496	423,781	427,277	22	6,408
Consumer	447	48	3	498	30,849	31,347	3	291
Total non 310-30 loans	4,813	583	9,302	14,698	995,983	1,010,681	25	23,119
Covered non 310-30 loans	75	51	2,062	2,188	78,086	80,274	—	6,045
Non-covered non 310-30 loans	4,738	532	7,240	12,510	917,897	930,407	25	17,074
Total non 310-30 loans	4,813	583	9,302	14,698	995,983	1,010,681	25	23,119
Loans accounted for under ASC 310-30
Commercial	521	563	5,621	6,705	76,464	83,169	5,621	—
Commercial real estate	10,060	3,928	129,656	143,644	422,391	566,035	129,656	—
Agriculture	1,247	16	2,768	4,031	43,702	47,733	2,768	—
Residential real estate	1,247	207	5,463	6,917	99,183	106,100	5,463	—
Consumer	297	327	3,253	3,877	15,107	18,984	3,253	—
Total loans accounted for under ASC 310-30	13,372	5,041	146,761	165,174	656,847	822,021	146,761	—
Covered loans accounted for under ASC 310-30	9,855	3,613	116,883	130,351	397,597	527,948	116,883	—
Non-covered loans accounted for under ASC 310-30	3,517	1,428	29,878	34,823	259,250	294,073	29,878	—
Total loans accounted for under ASC 310-30	13,372	5,041	146,761	165,174	656,847	822,021	146,761	—
Total loans	$18,185	$5,624	$156,063	$179,872	$1,652,830	$1,832,702	$146,786	$23,119
Covered loans	$9,930	$3,664	$118,945	$132,539	$475,683	$608,222	$116,883	$6,045
Non-covered loans	8,255	1,960	37,118	47,333	1,177,147	1,224,480	29,903	17,074
Total loans	$18,185	$5,624	$156,063	$179,872	$1,652,830	$1,832,702	$146,786	$23,119

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of December 31, 2013 and December 31, 2012, respectively (in thousands):

	Total Loans December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Non 310-30 loans
Commercial	$374,281	$9,882	$37,414	$407	$421,984
Commercial real estate
Construction	5,339	—	—	—	5,339
Acquisition/development	1,366	2,247	4,407	—	8,020
Multifamily	9,588	—	1,068	28	10,684
Owner-occupied	87,984	169	5,294	—	93,447
Non owner-occupied	142,159	18,536	4,837	—	165,532
Total commercial real estate	246,436	20,952	15,606	28	283,022
Agriculture	123,216	9,049	687	—	132,952
Residential real estate
Senior lien	475,041	1,495	7,620	435	484,591
Junior lien	49,874	200	2,248	—	52,322
Total residential real estate	524,915	1,695	9,868	435	536,913
Consumer	28,092	—	251	—	28,343
Total non 310-30 loans	1,296,940	41,578	63,826	870	1,403,214
Covered non 310-30 loans	22,175	3,439	24,005	414	50,033
Non-covered non 310-30 loans	1,274,765	38,139	39,821	456	1,353,181
Total non 310-30 loans	1,296,940	41,578	63,826	870	1,403,214
Loans accounted for under ASC 310-30
Commercial	23,129	3,221	34,440	721	61,511
Commercial real estate	115,903	12,493	157,748	5,054	291,198
Agriculture	21,900	1,117	3,983	—	27,000
Residential real estate	43,904	1,098	18,009	—	63,011
Consumer	6,921	244	995	—	8,160
Total loans accounted for under ASC 310-30	211,757	18,173	215,175	5,775	450,880
Covered loans accounted for under ASC 310-30	100,050	8,498	145,041	5,775	259,364
Non-covered loans accounted for under ASC 310-30	111,707	9,675	70,134	—	191,516
Total loans accounted for under ASC 310-30	211,757	18,173	215,175	5,775	450,880
Total loans	$1,508,697	$59,751	$279,001	$6,645	$1,854,094
Total covered	$122,225	$11,937	$169,046	$6,189	$309,397
Total non-covered	1,386,472	47,814	109,955	456	1,544,697
Total loans	$1,508,697	$59,751	$279,001	$6,645	$1,854,094

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	Total Loans December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Non 310-30 loans
Commercial	$137,537	$9,776	$38,696	$1,410	$187,419
Commercial real estate
Construction	3,915	—	—	—	3,915
Acquisition/development	6,727	—	3,706	—	10,433
Multifamily	8,409	3,798	1,201	13	13,421
Owner-occupied	44,129	4,006	9,632	—	57,767
Non owner-occupied	104,307	29,394	19,411	316	153,428
Total commercial real estate	167,487	37,198	33,950	329	238,964
Agriculture	120,471	1,359	3,844	—	125,674
Residential real estate
Senior lien	365,571	2,240	8,106	531	376,448
Junior lien	48,359	251	2,214	5	50,829
Total residential real estate	413,930	2,491	10,320	536	427,277
Consumer	31,050	—	276	21	31,347
Total non 310-30 loans	870,475	50,824	87,086	2,296	1,010,681
Covered non 310-30 loans	32,117	9,974	36,427	1,756	80,274
Non-covered non 310-30 loans	838,358	40,850	50,659	540	930,407
Total non 310-30 loans	870,475	50,824	87,086	2,296	1,010,681
Loans accounted for under ASC 310-30
Commercial	29,719	3,628	42,101	7,721	83,169
Commercial real estate	162,122	60,787	329,869	13,257	566,035
Agriculture	34,599	1,242	11,892	—	47,733
Residential real estate	57,697	6,614	41,789	—	106,100
Consumer	14,489	723	3,772	—	18,984
Total loans accounted for under ASC 310-30	298,626	72,994	429,423	20,978	822,021
Covered loans accounted for under ASC 310-30	159,430	57,056	292,174	19,288	527,948
Non-covered loans accounted for under ASC 310-30	139,196	15,938	137,249	1,690	294,073
Total loans accounted for under ASC 310-30	298,626	72,994	429,423	20,978	822,021
Total loans	$1,169,101	$123,818	$516,509	$23,274	$1,832,702
Total covered	$191,547	$67,030	$328,601	$21,044	$608,222
Total non-covered	977,554	56,788	187,908	2,230	1,224,480
Total loans	$1,169,101	$123,818	$516,509	$23,274	$1,832,702
Impaired Loans
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Included in impaired loans are loans excluded from ASC 310-30 on non-accrual status and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At December 31, 2013, the Company measured $8.4 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate and $3.8 million of impaired loans based on the fair value of the collateral less selling costs.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

$9.5 million of impaired loans that individually are less than $250 thousand each, are measured through our general ALL reserves due to their relatively small size.
At December 31, 2013, the Company’s recorded investment in impaired loans was $21.6 million, $7.7 million of which was covered by loss sharing agreements. Impaired loans had a collective related allowance for loan losses allocated to them of $0.9 million at December 31, 2013. Additional information regarding impaired loans at December 31, 2013 is set forth in the table below (in thousands):

	Impaired Loans December 31, 2013
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$4,981	$4,981	$—	$5,722	$355
Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	—	—	—	—	—
Multifamily	987	929	—	947	—
Owner-occupied	1,872	1,655	—	1,914	136
Non-owner occupied	561	488	—	513	33
Total commercial real estate	3,420	3,072	—	3,374	169
Agriculture	—	—	—	—	—
Residential real estate
Senior lien	506	494	—	497	5
Junior lien	—	—	—	—	—
Total residential real estate	506	494	—	497	5
Consumer	—	—	—	—	—
Total impaired loans with no related allowance recorded	8,907	8,547	—	9,593	529
With a related allowance recorded:
Commercial	2,529	2,379	416	2,830	90
Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	—	1	—	1	—
Multifamily	178	168	28	182	—
Owner-occupied	825	607	4	651	14
Non-owner occupied	640	628	4	634	28
Total commercial real estate	1,643	1,404	36	1,468	42
Agriculture	191	173	1	210	—
Residential real estate
Senior lien	8,147	7,266	474	7,455	110
Junior lien	1,815	1,605	16	1,649	54
Total residential real estate	9,962	8,871	490	9,104	164
Consumer	290	273	3	297	2
Total impaired loans with a related allowance recorded	14,615	13,100	946	13,909	298
Total impaired loans	$23,522	$21,647	$946	$23,502	$827

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

At December 31, 2012, the Company’s recorded investment in impaired loans was $40.9 million, $11.1 million of which was covered by loss sharing agreements. The impaired loans had a collective related allowance for loan losses allocated to them of $2.0 million at December 31, 2012. The table below shows additional information regarding impaired loans at December 31, 2012 (in thousands):

	Impaired Loans December 31, 2012
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$21,188	$13,519	$—	$16,703	$283
Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	—	—	—	—	—
Multifamily	—	—	—	—	—
Owner-occupied	6,010	5,757	—	5,831	146
Non owner-occupied	3,239	2,965	—	3,116	17
Total commercial real estate	9,249	8,722	—	8,947	163
Agriculture	—	—	—	—	—
Residential real estate
Senior lien	373	365	—	367	4
Junior lien	119	—	—	—	—
Total residential real estate	492	365	—	367	4
Consumer	—	—	—	—	—
Total impaired loans with no related allowance recorded	30,929	22,606	—	26,017	450
With a related allowance recorded:
Commercial	2,581	2,470	1,060	2,686	19
Commercial real estate
Construction	—	—	—	—	—
Acquisition/development	96	75	1	78	—
Multifamily	198	34	—	139	—
Owner-occupied	924	737	9	767	17
Non owner-occupied	6,412	5,699	335	5,908	24
Total commercial real estate	7,630	6,545	345	6,892	41
Agriculture	265	251	1	264	—
Residential real estate
Senior lien	8,180	7,128	578	7,273	82
Junior lien	1,387	1,372	14	1,386	6
Total residential real estate	9,567	8,500	592	8,659	88
Consumer	493	482	23	486	4
Total impaired loans with a related allowance recorded	20,536	18,248	2,021	18,987	152
Total impaired loans	$51,465	$40,854	$2,021	$45,004	$602

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Troubled debt restructurings
It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a troubled debt restructuring (“TDR”). At December 31, 2013 and December 31, 2012, the Company had $11.6 million and $17.7 million, respectively, of accruing TDR’s that had been restructured from the original terms in order to facilitate repayment. Of these, $5.7 million and $5.0 million, respectively, were covered by FDIC loss sharing agreements.
Non-accruing TDR’s at December 31, 2013 and December 31, 2012 totaled $3.6 million and $12.9 million, respectively. Of these, $1.7 million were covered by the FDIC loss sharing agreements as of December 31, 2013 and $3.6 million were covered by the FDIC loss sharing agreements as of December 31, 2012.
During 2013, the Company restructured 51 loans with a recorded investment of $5.5 million to facilitate repayment. Substantially all of the loan modifications were an extension of term and rate modifications. Loan modifications to loans accounted for under ASC 310-30 are not considered troubled debt restructurings. During 2012 and 2011, the Company restructured 85 loans with a recorded investment of $27.2 million and 21 loans with a recorded investment of $28.6 million, respectively, to facilitate repayment. At December 31, 2013 the Company had four TDRs with loan commitments totaling $0.3 million, compared to ten TDRs with loan commitments totaling $7.0 million at December 31, 2012. The table below provides additional information related to accruing TDR’s at December 31, 2013 and December 31, 2012 (in thousands):

	Accruing TDR’s
	December 31, 2013
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDR’s
Commercial	$6,079	$7,113	$6,084	$144
Commercial real estate	2,484	2,759	2,743	—
Agriculture	20	20	20	—
Residential real estate	2,995	3,055	3,023	12
Consumer	27	30	27	12
Total	$11,605	$12,977	$11,897	$168

	Accruing TDR’s
	December 31, 2012
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDR’s
Commercial	$11,474	$13,171	$11,794	$6,908
Commercial real estate	3,597	3,708	3,734	—
Agriculture	—	—	—	—
Residential real estate	2,458	2,469	2,460	35
Consumer	191	195	191	—
Total	$17,720	$19,543	$18,179	$6,943

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

The following table summarizes the Company’s carrying value of non-accrual TDR’s as of December 31, 2013 and December 31, 2012 (in thousands):

	Non - Accruing TDR’s
	December 31, 2013		December 31, 2012
	Covered	Non-covered	Covered	Non-covered
Commercial	$—	$535	$1,736	$1,215
Commercial real estate	296	98	313	6,823
Agriculture	—	—	—	21
Residential real estate	1,377	1,031	1,514	958
Consumer	—	237	—	291
Total	$1,673	$1,901	$3,563	$9,308
Accrual of interest is resumed on loans that were on non-accrual at the time of restructuring, only after the loan has performed sufficiently. During 2013, the Company had two TDRs that had been modified within the past 12 months that defaulted on their restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The defaulted TDRs were a consumer loan and a residential real estate loan totaling $51 thousand. During 2012 the the Company has three TDRs that had been modified within a 12 month period that defaulted on the restructured terms. These TDRs were comprised of commercial and industrial loans with a balance of less than $0.5 million. During 2011, there were no loans that had been modified within the past 12 months that defaulted on their restructured terms.
Loans accounted for under ASC Topic 310-30
Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller, homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large loans if circumstances specific to that loan warrant a prepayment assumption. No prepayments were presumed for small homogeneous commercial loans; however, prepayment assumptions are made that consider similar prepayment factors listed above for smaller homogeneous loans. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Accretable yield beginning balance	$133,585	$186,494
Reclassification from non-accretable difference	80,694	60,119
Reclassification to non-accretable difference	(6,994)	(12,621)
Accretion	(76,661)	(100,407)
Accretable yield ending balance	$130,624	$133,585
The accretable yield of $130.6 million at December 31, 2013 includes $1.6 million of accretable yield related to the loan pool that was put on non-accrual status during 2013. This accretable yield is not being accreted to income and its recognition will be deferred until full recovery of the carrying value of this pool is realized.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Below is the composition of the net book value for loans accounted for under ASC 310-30 at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013	December 31, 2012
Contractual cash flows	$996,477	$1,444,279
Non-accretable difference	(411,994)	(488,673)
Non-accretable difference on retired pools	(2,979)	—
Accretable yield	(130,624)	(133,585)
Loans accounted for under ASC 310-30	$450,880	$822,021
Note 8 Allowance for Loan Losses
The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31, 2013
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$2,798	$7,396	$592	$4,011	$583	$15,380
Non 310-30 beginning balance	2,798	3,056	323	4,011	540	10,728
Charge-offs	(1,654)	(943)	—	(882)	(1,001)	(4,480)
Recoveries	203	567	13	397	286	1,466
Provision	2,682	(696)	236	639	666	3,527
Non 310-30 ending balance	4,029	1,984	572	4,165	491	11,241
ASC 310-30 beginning balance	—	4,340	269	—	43	4,652
Charge-offs	(496)	(2,801)	(221)	(623)	—	(4,141)
Recoveries	—	—	—	—	—	—
Provision	725	(1,247)	617	717	(43)	769
ASC 310-30 ending balance	229	292	665	94	—	1,280
Ending balance	$4,258	$2,276	$1,237	$4,259	$491	$12,521
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$416	$36	$1	$490	$3	$946
Non 310-30 loans collectively evaluated for impairment	3,613	1,948	571	3,675	488	10,295
ASC 310-30 loans	229	292	665	94	—	1,280
Total ending allowance balance	$4,258	$2,276	$1,237	$4,259	$491	$12,521
Loans:
Non 310-30 individually evaluated for impairment	$7,360	$4,476	$173	$9,365	$273	$21,647
Non 310-30 collectively evaluated for impairment	414,624	278,546	132,779	527,548	28,070	1,381,567
ASC 310-30 loans	61,511	291,198	27,000	63,011	8,160	450,880
Total loans	$483,495	$574,220	$159,952	$599,924	$36,503	$1,854,094

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	Year ended December 31, 2012
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$2,959	$3,389	$282	$4,121	$776	$11,527
Non 310-30 beginning balance	1,597	3,389	154	3,423	776	9,339
Charge-offs	(3,140)	(2,605)	(8)	(1,132)	(1,502)	(8,387)
Recoveries	284	126	4	51	334	799
Provision	4,057	2,146	173	1,669	932	8,977
Non 310-30 ending balance	2,798	3,056	323	4,011	540	10,728
ASC 310-30 beginning balance	1,362	—	128	698	—	2,188
Charge-offs	(216)	(15,578)	(144)	(872)	(19)	(16,829)
Recoveries	—	275	—	—	—	275
Provision	(1,146)	19,643	285	174	62	19,018
ASC 310-30 ending balance	—	4,340	269	—	43	4,652
Ending balance	$2,798	$7,396	$592	$4,011	$583	$15,380
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$1,060	$345	$1	$592	$23	$2,021
Non 310-30 loans collectively evaluated for impairment	1,738	2,711	322	3,419	517	8,707
ASC 310-30 loans	—	4,340	269	—	43	4,652
Total ending allowance balance	$2,798	$7,396	$592	$4,011	$583	$15,380
Loans:
Non 310-30 individually evaluated for impairment	$15,988	$15,269	$251	$8,866	$482	$40,856
Non 310-30 collectively evaluated for impairment	171,431	223,695	125,423	418,411	30,865	969,825
ASC 310-30 loans	83,169	566,035	47,733	106,100	18,984	822,021
Total loans	$270,588	$804,999	$173,407	$533,377	$50,331	$1,832,702
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
The Company charged-off $3.0 million, net of recoveries, of non 310-30 loans during 2013. The Company had previously provided specific reserves for $1.7 million of the net charge-offs realized during 2013. Improvements in credit quality trends of the non 310-30 loan portfolio were seen in both past due and non-performing loans during the year ended December 31, 2013, and, through management's evaluation discussed above, resulted in a provision for loan losses on the non 310-30 loans of $3.5 million.
During 2013, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in a net impairment of $0.8 million for 2013. During the twelve months ended December 31, 2013, the re-measurements resulted in a reversal of previous valuation allowances of $1.2 million in the commercial real estate segment and net impairments of $0.7 million, $0.6 million and $0.7 million in the residential real estate, agriculture, and commercial segments, respectively.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

During 2012, the Company's re-measurement of expected future cash flows of ASC 310-30 loans resulted in an impairment of $19.0 million. The commercial real estate pool was the primary contributor to the total impairment with an impairment of $19.6 million for the year ended 2012. As a result of gross cash flow improvements during 2012, the re-measurements resulted in a reversal of $1.1 million of impairment expense in the commercial segment.
During 2012, the Company recorded $9.0 million of provision for loan losses for loans not accounted for under ASC 310-30 primarily to provide for changes in credit risk inherent in new loan originations and provide for charge-offs. The Company charged off $7.6 million, net of recoveries, of non 310-30 loans during 2012, $2.4 million of which was the result of a large commercial and industrial loan that was not considered indicative of future charge-offs in the commercial and industrial loan category. The Company also charged off $2.6 million of commercial real estate loans, primarily the result of four commercial real estate loans outside of the core market areas totaling $2.3 million.
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
Below is a summary of the activity related to the FDIC indemnification asset during the years ended December 31, 2013 and 2012 (in thousands):

	For the years ended December 31,
	2013	2012
Balance at beginning of period	$86,923	$223,402
Amortization	(18,960)	(13,820)
FDIC portion of charge-offs exceeding fair value marks	14,089	12,554
Reduction for claims filed	(17,605)	(135,213)
Balance at end of period	$64,447	$86,923
During 2013, the Company recognized $19.0 million of amortization on the FDIC indemnification asset, and reduced the carrying value of the FDIC indemnification asset by $17.6 million as a result of claims filed with the FDIC. The amortization resulted from an overall increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in overall expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the expected remaining lives of the underlying covered loans as an adjustment to yield. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. During 2013, the Company received $77.0 million in payments from the FDIC.
During 2012, the Company recognized $13.8 million of amortization on the FDIC indemnification asset, and reduced the carrying value of the FDIC indemnification asset by $135.2 million as a result of claims filed with the FDIC. During 2012, the Company received $75.9 million in payments from the FDIC.
Note 10 Premises and Equipment
Premises and equipment consisted of the following at December 31, 2013 and December 31, 2012 (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	December 31, 2013	December 31, 2012
Land	$29,238	$29,699
Buildings and improvements	69,446	70,480
Equipment	36,692	30,976
Total	135,376	131,155
Less: accumulated depreciation and amortization	(20,157)	(9,719)
Premises and equipment, net	$115,219	$121,436

The Company incurred $10.5 million, $7.1 million and $2.8 million of depreciation expense during the years ended December 31, 2013, 2012 and 2011, respectively, which is included in occupancy and equipment expense. The Company disposed of $3.4 million and $0.1 million of premises and equipment, net, during 2013 and 2012. See note 26 for more information on the Company's banking center closures in 2013.
Space in certain facilities is leased under operating leases. Below is a summary of future minimum lease payments for the years following 2013 (in thousands):

2014	$3,745
2015	3,450
2016	3,146
2017	2,553
2018	2,052
Thereafter	11,871
Total	$26,817
Note 11 Other Real Estate Owned
A summary of the activity in the OREO balances during the years ended December 31, 2013 and 2012 is as follows (in thousands):

	For the years ended December 31,
	2013	2012
Beginning balance	$94,808	$120,636
Transfers from loan portfolio, at fair value	39,973	87,765
Impairments	(10,349)	(20,215)
Sales	(61,260)	(102,941)
Gain on sale of OREO, net	6,953	9,563
Ending balance	$70,125	$94,808
Of the $70.1 million of OREO at December 31, 2013, $38.8 million, or 55.4%, was covered by loss sharing agreements with the FDIC. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset. During the year ended December 31, 2013, the Company sold $61.3 million of OREO and realized net gains on these sales of $7.0 million.
The OREO balances include the interests of several outside participating banks totaling $4.2 million at December 31, 2013 and $5.3 million at December 31, 2012, for which an offsetting liability is recorded in other liabilities. It excludes $10.6 million, for both of the respective periods, of the Company’s minority interests in OREO which are held by outside banks where the Company was not the lead bank and does not have a controlling interest, for which the Company maintains a receivable in other assets.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Of the $94.8 million of OREO at December 31, 2012, $45.5 million, or 48.0%, was covered by the loss sharing agreements with the FDIC. During the year ended December 31, 2012, the Company sold $102.9 million of OREO and realized net gains on these sales of $9.6 million.
Note 12 Goodwill and Intangible Assets
In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice, and Community Banks of Colorado transactions, the Company recorded core deposit intangible assets of $5.8 million, $21.7 million, $5.2 million, and $4.8 million, respectively. The Company is amortizing the core deposit intangibles on a straight line basis over 7 years from the date of the respective acquisitions, which represents the expected useful life of the assets. This is expected to result in approximately $5.3 million of core deposit intangible amortization expense each year through 2017 and $1.0 million in 2018. The Company recognized core deposit intangible amortization expense of $5.3 million, $5.3 million and $4.4 million during 2013, 2012 and 2011, respectively.
The Company had goodwill of $59.6 million at December 31, 2013, 2012,and 2011. The goodwill is measured as the excess of the fair value of consideration paid over the fair value of assets acquired. No goodwill impairment was recorded during 2013, 2012, or 2011.
Note 13 Deposits
As of December 31, 2013 and December 31, 2012, deposits totaled $3.8 billion and $4.2 billion, respectively. Time deposits decreased from $1.8 billion at December 31, 2012 to $1.5 billion at December 31, 2013. The following table summarizes the Company’s time deposits, based upon contractual maturity, at December 31, 2013 and December 31, 2012, by remaining maturity (in thousands):

	December 31, 2013		December 31, 2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Three months or less	$361,454	0.55%	$356,446	0.78%
Over 3 months through 6 months	258,715	0.49%	259,097	0.68%
Over 6 months through 12 months	402,791	0.54%	583,209	0.67%
Over 12 months through 24 months	365,100	0.92%	373,283	0.88%
Over 24 months through 36 months	63,290	1.46%	111,599	1.77%
Over 36 months through 48 months	21,362	1.35%	43,967	1.83%
Over 48 months through 60 months	17,519	1.29%	19,278	1.44%
Thereafter	5,456	1.62%	5,839	2.32%
Total time deposits	$1,495,687	0.69%	$1,752,718	0.85%
In connection with the Company’s FDIC-assisted transactions, the FDIC provided Hillcrest Bank, Bank of Choice and Community Banks of Colorado depositors with the right to redeem their time deposits at any time during the life of the time deposit, without penalty, unless the depositor accepts new terms. At December 31, 2013 and December 31, 2012, the Company had approximately $68.5 million and $164.3 million, respectively, of time deposits that were subject to penalty-free withdrawals.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

The Company incurred interest expense on deposits as follows during the periods indicated (in thousands):

	For the years ended December 31,
	2013	2012	2011
Interest bearing demand deposits	$620	$1,230	$1,091
Money market accounts	3,424	3,969	4,540
Savings accounts	227	283	355
Time deposits	12,122	23,643	35,588
Total	$16,393	$29,125	$41,574
Note 14 Securities Sold Under Agreements to Repurchase
The following table sets forth selected information regarding repurchase agreements during the years ended 2013, 2012, and 2011 (in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
Maximum amount of outstanding agreements at any month end during the period	$122,879	$74,050	$47,597
Average amount outstanding during the period	$84,355	$52,385	$31,727
Weighted average interest rate for the period	0.14%	0.18%	0.31%
As of December 31, 2013, 2012 and 2011, the Company had pledged mortgage-backed securities with a fair value of approximately $119.1 million, $90.9 million and $71.2 million, respectively, for securities sold under agreements to repurchase. Additionally, there was $19.5 million, $37.2 million and $20.3 million of excess collateral pledged for repurchase agreements at December 31, 2013, 2012 and 2011, respectively.
The vast majority of the Company’s repurchase agreements are overnight transactions that mature the day after the transaction. At December 31, 2013, 2012 and 2011, the overnight agreements had an average interest rate of 0.12%, 0.18% and 0.31%, respectively. At December 31, 2013, 2012 and 2011, $20.0 million, $20 thousand and $0.5 million of the Company’s repurchase agreements were for periods longer than one day. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the unaudited consolidated interim financial statements.
The Company does not have any borrowings, unused lines of credit, or short-term financing agreements.
Note 15 Regulatory Capital
At December 31, 2013 and December 31, 2012, NBH Bank, N.A. and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the tables below (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	December 31, 2013
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	16.6%	$822,688	N/A	N/A	4%	$197,906
NBH Bank, N.A.	11.3%	556,876	10%	$491,294	4%	196,518
Tier 1 risk-based capital ratio (2)
Consolidated	38.9%	$822,688	6%	$126,865	4%	$84,577
NBH Bank, N.A.	26.6%	556,876	11%	230,334	4%	83,758
Total risk-based capital ratio (2)
Consolidated	39.5%	$835,810	10%	$211,442	8%	$169,153
NBH Bank, N.A.	27.2%	569,998	12%	251,273	8%	167,515

	December 31, 2012
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	18.2%	$962,779	N/A	N/A	4%	$211,439
NBH Bank, N.A.	16.4%	851,365	10%	$518,244	4%	207,298
Tier 1 risk-based capital ratio (2)
Consolidated	51.9%	$962,779	6%	$111,396	4%	$74,264
NBH Bank, N.A.	46.6%	851,365	11%	201,147	4%	73,144
Total risk-based capital ratio (2)
Consolidated	52.7%	$978,535	10%	$185,659	8%	$148,527
NBH Bank, N.A.	47.4%	867,121	12%	219,433	8%	146,289

(1)	These ratio requirements are reflective of the agreements the Company has made with its regulators in connection with the approval of the de novo charter for NBH Bank, N.A., as described above.

(2)	Due to the conditional guarantee represented by the loss sharing agreements, the FDIC indemnification asset and covered assets are risk-weighted at 20% for purposes of risk-based capital computations.
In the fourth quarter of 2013, NBH Bank, N.A. received approval and a waiver from the OCC under the Operating Agreement to permanently reduce the bank's capital by $313.0 million. As a result, the bank paid a $313.0 million cash dividend to the Company.
Note 16 FDIC Loss Sharing Income
In connection with the loss sharing agreements that the Company has with the FDIC with regard to the Hillcrest Bank and Community Banks of Colorado transactions, the Company recognizes the actual reimbursement of costs of resolution of covered assets from the FDIC through the statements of operations. The table below provides additional details of the Company’s FDIC loss sharing income during the years ended 2013, 2012, and 2011 (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	For the years ended December 31,
	2013	2012	2011
Clawback liability amortization	$(1,259)	$(1,377)	$(845)
Clawback liability remeasurement	65	100	(2,778)
Reimbursement to FDIC for gain on sale of and income from covered OREO	(5,235)	(3,457)	(1,130)
Reimbursement to FDIC for recoveries	(87)	(3)	(1,227)
FDIC reimbursement of covered asset resolution costs	9,327	16,806	7,390
Total	$2,811	$12,069	$1,410
Note 17 Stock-based Compensation and Benefits
The Company provides stock-based compensation in accordance with the NBH Holdings Corp. 2009 Equity Incentive Plan (the “Plan”). The Plan provides the compensation committee of the board of directors of the Company the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, stock awards, or stock bonuses to eligible persons. The aggregate number of shares of stock which may be granted under the Plan was 5,750,000 and the maximum number of restricted shares and restricted share units that may be granted was 1,725,000.
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
The Company issued stock options and restricted stock during 2013 and 2012. The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The time vesting component of the restricted stock was valued at the same price as the common shares since they are assumed to be held beyond the vesting period. The market vesting component of the restricted stock was valued using a Monte Carlo Simulation with 100,000 simulation paths to assess the expected percentage of vested shares. A Geometric Brownian Motion was used for simulating the equity prices for a period of 10 years and if the restricted stock were not vested during the 10-year period, it was assumed they were forfeited.
The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The option awards vest on a graded basis over 1-4 years of continuous service and have 7-10 year contractual terms. Below are the weighted average assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s stock options granted in 2013:

Black-Scholes
Risk-free interest rate	1.16%
Expected volatility	32.09%
Expected term (years)	6.70
Dividend yield	1.09%
Prior to September 20, 2012, the Company’s shares were not publicly traded and had limited private trading. As a private entity, volatility was estimated using the calculated value method, whereby the expected volatility was calculated based on the median historical volatility of 17 comparable companies that were publicly traded, for a period commensurate with the expected term of the options. Upon becoming a public entity, the Company was subject to a change in accounting policy under the provisions of ASC Topic 718 Compensation-Stock Compensation, whereby expected volatility of grants, modifications, repurchases or cancellations that occur subsequent to the Company becoming a public entity were calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with those of the peer group. The weighting will become increasingly dependent on the Company’s own stock-price volatility as time passes, until such time that the Company’s stock has a historical volatility equal in length to that of the expected term of the awards being measured. For awards granted after the Company became a publicly traded entity, expected volatility was calculated using a time-based weighted migration of the

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Company’s own stock price volatility coupled with those of a peer group of nine comparable publicly traded companies for a period commensurate with the expected term of the options. The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term. The expected term was estimated to be the average of the contractual vesting term and time to expiration. The dividend yield was assumed to be zero for grants made prior to the initial public offering and for subsequent grants was assumed to be $0.05 per share per quarter in accordance with the Company’s dividend policy at the time of grant.
The following table summarizes the material vesting terms of the stock options granted in 2013:

Number of options granted in 2013
Options are time-vested with 1/2 vesting on each of the third and fourth anniversary of the date of grant	167,750
Options are time-vested with 1/2 vesting in August 2014 and 1/2 vesting in August 2015	4,000
Options are time-vested with 1/2 vesting in June 2014 and 1/2 vesting in June 2015	3,000
Options are time-vested with 1/2 vesting in September 2016 and 1/2 vesting in September 2017	2,801
Total options granted in 2013	177,551
The following table summarizes option activity during 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,471,665	$19.98	6.94	$22,800
Granted	177,551	18.65
Forfeited	(54,897)	19.43
Surrendered	(17,154)	20.00
Exercised	(846)	20.00
Expired	(60,833)	20.00
Outstanding at December 31, 2013	3,515,486	$19.92	6.13	$5,183,567
Options fully vested and exercisable at December 31, 2013	2,832,583	$20.00	5.93	$—
Options expected to vest	651,979	$19.63	6.81	$4,864,278
Options granted during 2013, 2012, and 2011 had weighted average grant date fair values of $5.56, $8.43, and $5.58. The following table summarizes information about the Company's outstanding stock options at December 31, 2013:

Options outstanding				Options vested
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number vested	Weighted average exercise price
$18.09	117,480	9.33	$18.09	—	$—
$18.23	30,000	8.55	$18.23	—	$—
$20.00	3,338,805	5.97	$20.00	2,832,583	$20.00
$20.48	2,801	9.85	$20.48	—	$—
$20.54	26,400	9.60	$20.54	—	$—
Stock option expense is included in salaries and benefits in the accompanying consolidated statements of operations and totaled $2.2 million, $6.7 million, and $5.9 million for 2013, 2012, and 2011, respectively. At December 31, 2013, there was $1.3 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 0.8 years.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Expense related to non-vested restricted stock totaled $2.7 million, $6.3 million, and $6.6 million during 2013, 2012, and 2011, respectively, and is included in salaries and benefits in the Company’s consolidated statements of operations. As of December 31, 2013, there was $1.7 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Plan, which is expected to be recognized over a weighted average period of 1.1 years. The following table summarizes restricted stock activity for 2013:

	Total Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2012	951,668	$14.79
Vested	(10,997)	18.23
Granted	146,218	18.25
Forfeited	(11,004)	18.09
Surrendered	(11,425)	18.20
Unvested at December 31, 2013	1,064,460	$15.16
Note 18 Warrants
At December 31, 2013 and December 31, 2012, the Company had 830,750 outstanding warrants to purchase Company stock. The warrants were granted to certain lead shareholders of the Company, all with an exercise price of $20.00 per share. The term of the warrants is for ten years from the date of grant and the expiration dates of the warrants range from October 20, 2019 to September 30, 2020. The fair value of the warrants was estimated to be $6.3 million and $5.5 million at December 31, 2013 and 2012, respectively. The fair value of the warrants was estimated using a Black-Scholes option pricing model utilizing the following assumptions at the indicated dates:

	December 31, 2013	December 31, 2012	December 31, 2011
Risk-free interest rate	2.16%	1.18%	1.56%
Expected volatility	33.80%	37.72%	34.93%
Expected term (years)	6-7	7-8	8-9
Dividend yield	0.93%	1.05%	0.00%
The Company’s shares became publicly traded on September 20, 2012 and prior to that, had limited private trading; therefore, expected volatility was calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with the median historical volatility, for a period commensurate with the expected term of the warrants, of those of a peer group. The risk-free rate for the expected term of the warrants was based on the U.S. Treasury yield curve and based on the expected term. The expected term was estimated based on the contractual term of the warrants.
The Company recorded an expense of $0.8 million during 2013 and benefits of $1.4 million and $0.1 million in 2012 and 2011, respectively, in the consolidated statements of operations resulting from the change in fair value of the warrant liability.
Note 19 Common Stock
The Company had 41,890,562 shares of Class A common stock and 3,027,774 shares of Class B common stock outstanding as of December 31, 2013 and 46,368,483 shares of Class A common stock and 5,959,189 shares of Class B common stock outstanding as of December 31, 2012. Additionally, as of December 31, 2013 and December 31, 2012, the Company had 1,064,460 and 951,668 shares, respectively, of restricted Class A common stock issued but not yet vested under the NBH Holdings Corp. 2009 Equity Incentive Plan. Class A common stock possesses all of the voting power for all matters requiring action by holders of common stock, with certain limited exceptions. Class B common stock has no voting rights. The Company’s certificate of incorporation provides that, except with respect to voting rights and conversion rights, the Class A common stock and Class B non-voting common stock are treated equally and identically.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Note 20 Income (Loss) Per Share
The Company calculates income per share under the two-class method, as 101,782 non-vested share awards contain nonforfeitable rights to dividends. As such, the awards with nonforfeitable rights to dividends are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 17.
The Company had 44,918,336 and 52,327,672 shares outstanding (inclusive of Class A and B) as of December 31, 2013 and 2012, respectively. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for 2013, 2012, and 2011.
The following table illustrates the computation of basic and diluted income per share for 2013, 2012, and 2011 (in thousands, except share and earnings per share information):

	For the years ended December 31,
	2013	2012	2011
Distributed earnings	$10,234	$2,664	$—
Undistributed earnings (distributions in excess of earnings)	(3,307)	(3,207)	41,963
Net income (loss)	$6,927	$(543)	$41,963
Less: earnings allocated to participating securities	(17)	—
Earnings allocated to common shareholders	$6,910	$(543)
Weighted average shares outstanding for basic earnings per common share	50,790,410	52,214,175	51,978,744
Dilutive effect of equity awards	(34,012)	—
Dilutive effect of warrants	—	—
Weighted average shares outstanding for diluted earnings per common share	50,824,422	52,214,175	52,104,021
Basic earnings (loss) per share	$0.14	$(0.01)	$0.81
Diluted earnings (loss) per share	$0.14	$(0.01)	$0.81
The Company had 3,515,486, 3,471,665, and 3,241,332 outstanding stock options to purchase common stock at weighted average exercise prices of $19.92, $19.98, and $20.00 per share at December 31, 2013, 2012, and 2011, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, the Company had 830,750 outstanding warrants to purchase the Company’s common stock as of December 31, 2013, 2012, and 2011. The warrants have an exercise price of $20.00, which was out-of-the-money for purposes of dilution calculations during all years presented above. The Company had 1,064,460, 951,668, and 1,108,334 unvested restricted shares outstanding as of December 31, 2013, 2012, and 2011, respectively, which have performance, market and time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.
Note 21 Income Taxes
(a) Income taxes
Total income taxes for the years ended December 31, 2013, 2012 and 2011 were allocated as follows (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	For the years ended December 31,
	2013	2012	2011
Current expense:
U.S. federal	$5,058	$24,987	$33,258
State and local	486	2,826	4,942
Total	$5,544	$27,813	$38,200
Deferred (benefit) expense:
U.S. federal	$(1,278)	$(21,078)	$(10,344)
State and local	(316)	(2,155)	(410)
Total	(1,594)	(23,233)	(10,754)
Income tax expense	$3,950	$4,580	$27,446
(b) Tax Rate Reconciliation
Income tax expense attributable to income before taxes was $4.0 million, $4.6 million, and $27.4 million for 2013, 2012 and 2011, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following (in thousands):

	For the years ended December 31,
	2013	2012	2011
Income tax at federal statutory rate (35%)	$3,807	$1,413	$24,293
State income taxes, net of federal benefits	111	436	2,946
Stock-based compensation	130	49	230
Warrant valuation	287	(485)	—
Nondeductible initial public offering related expenses	—	3,127	—
Other	(385)	40	(23)
Income tax expense	$3,950	$4,580	$27,446
(c) Significant Components of Deferred Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	December 31, 2013	December 31, 2012
Deferred tax assets:
Excess tax basis of acquired loans over carrying value	$5,437	$10,408
Allowance for loan losses	4,767	5,917
Intangible assets	18,681	20,855
Other real estate owned	2,088	1,788
Accrued stock-based compensation	13,734	11,965
Accrued compensation	1,056	96
Capitalized start-up costs	6,098	6,568
Accrued expenses	1,851	240
Net deferred loan fees	832	—
Net unrealized losses on investment securities	4,154	—
Other	283	46
Total deferred tax assets	$58,981	$57,883
Deferred tax liabilities:
FDIC indemnification asset net of clawback liability	$(14,486)	$(19,006)
Net unrealized gains on investment securities	—	(25,705)
Premises and equipment	(6,437)	(6,268)
Prepaid expenses	(569)	(691)
Other	(15)	(192)
Total deferred tax liabilities	(21,507)	(51,862)
Net deferred tax asset	$37,474	$6,021
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. For the years ended December 31, 2013 and 2012, management believes a valuation allowance on the deferred tax asset is not necessary based on the current and future projected earnings of the Company. The Company has no ASC Topic 740-10 unrecognized tax benefits recorded as of December 31, 2013 and 2012 and does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. The Company and its subsidiary bank are subject to income tax by federal, state and local government taxing authorities. The Company’s tax returns for the years ended December 31, 2010 through 2013 remain subject to examination for U.S. federal income tax authorities. The years open to examination by state and local government authorities vary by jurisdiction.
Note 22 Derivatives and Hedging
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company has established policies that neither carrying nor fair value at risk should exceed established guidelines. The Company has designed strategies to confine these risks within the established limits and identify appropriate trade-offs in the financial structure of its balance sheet. These strategies include the use of derivative financial instruments to help achieve the desired balance sheet repricing structure while meeting the desired objectives of its clients. Currently the Company employs certain interest rate swaps that are designated as fair value hedges. The Company also has interest rate derivatives that result from a service provided to certain qualifying clients and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2013 (dollars in thousands).
Information about the valuation methods used to measure fair value is provided in note 24.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2013	December 31, 2012	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$129	$—	Other liabilities	$—	$—
Total derivatives designated as hedging instruments		$129	$—		$—	$—

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$73	$—	Other liabilities	$74	$—
Total derivatives not designated as hedging instruments		$73	$—		$74	$—
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate loans due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2013, the Company had one interest rate swap with a notional amount of $10.0 million that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed-rate loans. The Company did not have any fair value hedges outstanding as of December 31, 2012.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2013, the Company recognized a net gain of $10 thousand in non-interest income related to hedge ineffectiveness.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain clients, which the Company implemented during the third quarter of 2013. The Company executes interest rate swaps with commercial banking clients to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2013, the Company had three matched interest rate swap transactions with an aggregate notional amount of $7.3 million related to this program.
Effect of Derivative Instruments on the Consolidated Statement of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the year ended December 31, 2013 (in thousands).

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item
		For the years ended December 31,		For the years ended December 31,
		2013	2012	2013	2012
Interest rate products	Interest income	$129	—	$(120)	—
Total		$129	—	$(120)	—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		For the years ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2013	2012
Interest rate products	Other non-interest income	$(1)	—
Total		$(1)	—
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.
As of December 31, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $36 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of December 31, 2013, those thresholds had not been exceeded, and as a result, no collateral was posted at that time. If the Company had breached any of these provisions at December 31, 2013, it could have been required to settle its obligations under the agreements at the termination value.
Note 23 Commitments and Contingencies
Financial instrument commitments and contingencies
In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At December 31, 2013 and December 31, 2012, the Company had loan commitments totaling $383.9 million and $300.3 million, respectively, and standby letters of credit that totaled $5.9 million and $10.7 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure. Amounts funded at Hillcrest Bank and Community Banks of Colorado under non-cancelable commitments in effect at the date of acquisition are covered under the respective loss sharing agreements if certain conditions are met.
Total unfunded commitments at December 31, 2013 and 2012 were as follows (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	December 31, 2013			December 31, 2012
	Covered	Non- covered	Total	Covered	Non- covered	Total
Commitments to fund loans
Residential	$—	$1,303	$1,303	$—	$69,892	$69,892
Commercial and commercial real estate	415	169,214	169,629	528	48,923	49,451
Construction and land development	—	2,911	2,911	426	6,256	6,682
Consumer	—	4,435	4,435	—	1,688	1,688
Credit card lines of credit	—	17,322	17,322	—	16,591	16,591
Unfunded commitments under lines of credit	13,162	175,177	188,339	22,140	133,859	155,999
Commercial and standby letters of credit	443	5,487	5,930	3,595	7,096	10,691
Total	$14,020	$375,849	$389,869	$26,689	$284,305	$310,994
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
Credit card lines of credit—The Company extends lines of credit to clients through the use of credit cards issued by the Bank. These lines of credit represent the maximum amounts allowed to be funded, many of which will not exhaust the established limits, and as such, these amounts are not necessarily representations of future cash requirements or credit exposure.
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
Contingencies
In the ordinary course of business, the Company and the Bank may be subject to litigation. Based upon the available information and advice from the Company’s legal counsel, management does not believe that any potential, threatened or pending litigation to which it is a party will have a material adverse effect on the Company’s liquidity, financial condition or results of operations.
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
December 31, 2013, 2012, and 2011

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
Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the years ended December 31, 2013 and 2012, there were no transfers of financial instruments between the hierarchy levels.
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:
Fair Value of Financial Instruments Measured on a Recurring Basis
Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At December 31, 2012, the Company classified its U.S. Treasury securities as level 1 in the fair value hierarchy. At December 31, 2013, the Company did not hold U.S. Treasury securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At December 31, 2013 and December 31, 2012, the Company’s level 2 securities included asset backed securities, mortgage-backed securities comprised of residential mortgage pass-through securities, and other residential mortgage-backed securities. All other investment securities are classified as level 3. There were no transfers between levels 1, 2 or 3 during the years ended December 31, 2013 or 2012.
Derivatives—The Company's derivative instruments are limited to interest rate swaps that may be accounted for as fair value hedges or non-designated hedges. The fair values of the swaps incorporate credit valuation adjustments in order to appropriately reflect nonperformance risk in the fair value measurements. The credit valuation adjustment is the dollar amount of the fair value adjustment related to credit risk and utilizes a probability weighted calculation to quantify the potential loss over the life of the trade. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying the respective counterparties’ credit spreads to the exposure offset by marketable collateral posted, if any. Certain derrivative transactions are executed with counterparties who are large financial institutions ("dealers"). International Swaps and Derivative Association Master Agreements ("ISDA") and Credit Support Annexes ("CSA") are employed for all contracts with dealers. These contracts contain bilateral collateral arrangements. The fair value inputs of these financial instruments are determined using discounted cash flow analysis through the use of third-party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk, and are classified as level 2.
Warrant liability—The Company measures the fair value of the warrant liability on a recurring basis using a Black-Scholes option pricing model. The Company’s shares became publicly traded on September 20, 2012 and prior to that, had limited

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

private trading; therefore, expected volatility was estimated based on the median historical volatility, for a period commensurate with the expected term of the warrants, of nine comparable companies with publicly traded shares, and is deemed a significant unobservable input to the valuation model.
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
The tables below present the financial instruments measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 on the consolidated statements of financial condition utilizing the hierarchy structure described above (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Asset backed securities	$—	$4,537	$—	$4,537
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	494,990	—	494,990
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,285,582	—	1,285,582
Other securities	—	—	419	419
Derivatives(1)	—	202	—	202
Total assets at fair value	$—	$1,785,311	$419	$1,785,730
Liabilities:
Warrant liability	$—	$—	$6,281	$6,281
Clawback liability	—	—	32,465	32,465
Derivatives(1)	—	74	—	74
Total liabilities at fair value	$—	$74	$38,746	$38,820

(1) The fair value of each class of derivative is shown in note 22.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury securities	$300	$—	$—	$300
Asset backed securities	—	90,003	—	90,003
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	678,017	—	678,017
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	949,289	—	949,289
Other securities	—	—	419	419
Total assets at fair value	$300	$1,717,309	$419	$1,718,028
Liabilities:
Warrant liability	$—	$—	$5,461	$5,461
Clawback liability	—	—	31,271	31,271
Total liabilities at fair value	$—	$—	$36,732	$36,732
The table below details the changes in level 3 financial instruments during years ended December 31, 2013 and 2012 (in thousands):

	Value appreciation rights issued to FDIC	Warrant liability	Clawback liability
Balance at December 31, 2011	$1,767	$6,845	$29,994
Change in value	(1,276)	(1,384)	(100)
Amortization	—	—	1,377
Settlement	(491)	—	—
Net change in Level 3	(1,767)	(1,384)	1,277
Balance at December 31, 2012	$—	$5,461	$31,271
Change in value	—	820	(65)
Amortization	—	—	1,259
Net change in Level 3	—	820	1,194
Balance at December 31, 2013	$—	$6,281	$32,465
Fair Value of Financial Instruments Measured on a Non-recurring Basis
Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.
The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During 2013, the Company measured 31 loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $0.9 million at December 31, 2013. During 2013, the Company added specific reserves of $0.9

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

million for 13 loans with carrying balances of $4.3 million at December 31, 2013. The Company also eliminated specific reserves of $2.0 million for 35 loans during 2013, primarily due to paydowns on these loans.
During 2012, the Company measured 20 loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $1.9 million at December 31, 2012. During 2012, the Company added specific reserves of $2.7 million for 18 loans with carrying balances of $9.4 million at December 31, 2012. The Company also eliminated specific reserves of $1.5 million for 11 loans during 2012, primarily due to charge offs.
The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.
OREO is recorded at the lower of the loan balance or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $10.3 million of OREO impairments in its consolidated statement of operations during the year ended 2013, of which $6.8 million, or 66.1% , were on OREO that was covered by loss sharing agreements with the FDIC. During 2012, the Company recognized $18.5 million of OREO impairments in its consolidated statement of operation, of which $14.2 million, or 70.2%, were on OREO that was covered by loss sharing agreements with the FDIC. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.
The table below provides information regarding the assets recorded at fair value on a non-recurring basis at December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total	Losses From Fair Value Changes
Other real estate owned	$—	$—	$70,125	$70,125	$10,349
Impaired loans	$—	$—	$21,647	$21,647	$133

	December 31, 2012
	Level 1	Level 2	Level 3	Total	Losses From Fair Value Changes
Other real estate owned	$—	$—	$94,808	$94,808	$18,530
Impaired loans	$—	$—	$40,854	$40,854	$6,535
The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the years ended December 31, 2013 and 2012.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of December 31, 2013. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Quantitative Measures
Other securities	$419	Cash investment in private equity fund	Cash investment
Impaired loans	21,647	Appraised value	Appraised values
			Discount rate	0-25%
Clawback liability	32,465	Contractually defined discounted cash flows	Intrinsic loss estimates of covered assets	$323.3 million - $405 million
			Expected credit losses	—
			Discount rate	4%
Warrant liability	6,281	Black-Scholes	Volatility	18%-48%
Note 25 Fair Value of Financial Instruments
Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado acquisitions, the Company recorded all of the acquired assets and assumed liabilities at fair value at the respective dates of acquisition. The fair value of financial instruments at December 31, 2013 and December 31, 2012, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

		December 31, 2013		December 31, 2012
	Level in Fair Value Measurement Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS:
Cash and cash equivalents	Level 1	$189,460	$189,460	$769,180	$769,180
U.S. Treasury securities available-for-sale	Level 1	—	—	300	300
Asset backed securities available-for-sale	Level 2	4,537	4,537	90,003	90,003
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	494,990	494,990	678,017	678,017
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	1,285,582	1,285,582	949,289	949,289
Other securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	513,090	511,489	577,486	584,551
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	128,817	124,916	—	—
Capital stock of FHLB	Level 2	6,643	6,643	7,976	7,976
Capital stock of FRB	Level 2	25,020	25,020	25,020	25,020
Loans receivable, net	Level 3	1,841,573	1,923,888	1,817,322	1,829,987
Loans held-for-sale	Level 2	5,787	5,787	5,368	5,368
Accrued interest receivable	Level 2	11,355	11,355	12,673	12,673
Derivatives	Level 2	202	202	—	—
LIABILITIES:
Deposit transaction accounts	Level 2	2,342,622	2,342,622	2,448,001	2,448,001
Time deposits	Level 2	1,495,687	1,498,798	1,752,718	1,759,886
Securities sold under agreements to repurchase	Level 2	99,547	99,547	53,685	53,685
Due to FDIC	Level 3	41,882	41,882	31,271	31,271
Warrant liability	Level 3	6,281	6,281	5,461	5,461
Accrued interest payable	Level 2	3,058	3,058	4,239	4,239
Derivatives	Level 2	74	74	—	—

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
December 31, 2013, 2012, and 2011

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
Derivative assets and liabilities
Fair values for derivative assets and liabilities are fully described in note 24.
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
Warrant liability
The warrant liability is estimated using a Black-Scholes model, the assumptions of which are detailed in note 18 of our consolidated financial statements.
Accrued interest payable
Accrued interest payable has a short-term nature and the estimated fair value is equal to the carrying value.
Note 26 Banking Center Closures
On September 30, 2013, the Company announced plans to integrate 32 limited-service retirement center locations (acquired in its 2010 purchase of Hillcrest Bank) and exit four banking centers in Northern California (acquired in its 2011 purchase of Community Banks of Colorado). The affected centers were closed at the conclusion of business on December 31, 2013. Included in the year ended December 31, 2013 operating results are $3.4 million of expenses incurred in connection with the closures, including $3.3 million related to facilities expense, which are included in the Banking center closure related expenses line on the consolidated statement of operations in the accompanying financial statements. Valuation adjustments to banking center properties and fixed assets were based on prices for similar assets and account for $2.5 million of the facilities expense and $0.8 million of the facilities expense relates to lease costs. No additional material charges or future cash expenditures are expected at this time.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Prior to the announcement, the impacted centers had $0.2 million loans outstanding, the limited-service retirement center locations had $94.0 million in total deposits and the California banking centers had $65.8 million in total deposits.
Note 27 Parent Company Only Financial Statements
Parent company only financial information for National Bank Holdings Corporation is summarized as follows:
Condensed Statements of Financial Condition
(In thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$252,848	$100,642
Investment in subsidiaries	631,980	979,145
Other assets	3,024	2,203
Total assets	$887,852	$1,081,990
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	(9,940)	(8,569)
Total liabilities	(9,940)	(8,569)
Shareholders’ equity	897,792	1,090,559
Total liabilities and shareholders’ equity	$887,852	$1,081,990
Condensed Statements of Operations
(In thousands)

	For the years ended December 31,
	2013	2012	2011
Interest income	$98	$255	$649
Undistributed equity from subsidiaries	(299,836)	17,699	56,076
Dividends from subsidiaries	313,000	—	—
Other income	3	—	—
Total income	13,265	17,954	56,725
Expenses
Salaries and benefits	4,861	15,934	14,675
Other expenses	4,521	9,216	4,898
Transaction/due diligence expense	—	—	1,046
Total expenses	9,382	25,150	20,619
Operating income (loss)	3,883	(7,196)	36,106
Income tax benefit	(3,044)	(6,653)	(5,857)
Net income (loss)	$6,927	$(543)	$41,963

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

Condensed Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$6,927	$(543)	$41,963
Undistributed equity from subsidiaries	299,836	(17,699)	(56,076)
Stock-based compensation expense	4,861	13,078	12,564
Other	(2,311)	(3,530)	(3,127)
Net cash provided by (used in) operating activities	309,313	(8,694)	(4,676)
Cash flows from investing activities:
Payments for investments in and advances to subsidiaries	—	—	(274,000)
Purchases of premises and equipment	—	(10)	(511)
Net cash used in investing activities	—	(10)	(274,511)
Cash flows from financing activities:
Issuance (repurchase) of common stock	(146,736)	(4)	2
Issuance under equity compensation plan	(256)	(1,588)	(496)
Payment of dividends	(10,139)	(2,664)	—
Excess tax benefit on stock-based compensation	24	—	—
Net cash used in financing activities	(157,107)	(4,256)	(494)
Net increase (decrease) in cash and cash equivalents	152,206	(12,960)	(279,681)
Cash and cash equivalents at beginning of the year	100,642	113,602	393,283
Cash and cash equivalents at end of the year	$252,848	$100,642	$113,602
Note 28 Quarterly Results of Operations (unaudited)
The following is a summary of quarterly results (in thousands, except per share data):

	December 31, 2013
	Fourth quarter	Third quarter	Second quarter	First quarter	Total
Interest and dividend income	$47,377	$49,522	$48,478	$50,098	$195,475
Interest expense	3,787	4,007	4,191	4,529	16,514
Net interest income before provision for loan losses	43,590	45,515	44,287	45,569	178,961
Provision for loan losses	772	437	1,670	1,417	4,296
Net interest income after provision for loan losses	42,818	45,078	42,617	44,152	174,665
Non-interest income	2,364	3,338	7,324	7,151	20,177
Non-interest expense	44,238	46,613	45,230	47,884	183,965
Income before income taxes	944	1,803	4,711	3,419	10,877
Income tax expense (benefit)	(56)	856	1,813	1,337	3,950
Net income	$1,000	$947	$2,898	$2,082	$6,927
Income per share-basic	$0.02	$0.02	$0.06	$0.04	$0.14
Income per share-diluted	$0.02	$0.02	$0.06	$0.04	$0.14

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

	December 31, 2012
	Fourth quarter	Third quarter	Second quarter	First quarter	Total
Interest and dividend income	$54,708	$56,042	$59,845	$62,890	$233,485
Interest expense	5,124	6,546	7,932	9,632	29,234
Net interest income before provision for loan losses	49,584	49,496	51,913	53,258	204,251
Provision for loan losses	2,670	5,263	12,226	7,836	27,995
Net interest income after provision for loan losses	46,914	44,233	39,687	45,422	176,256
Non-interest income	8,997	8,063	10,049	10,270	37,379
Non-interest expense	51,367	59,957	45,301	52,973	209,598
Income (loss) before income taxes	4,544	(7,661)	4,435	2,719	4,037
Income tax expense	1,541	230	1,733	1,076	4,580
Net income (loss)	$3,003	$(7,891)	$2,702	$1,643	$(543)
Income (loss) per share-basic	$0.06	$(0.15)	$0.05	$0.03	$(0.01)
Income (loss) per share-diluted	$0.06	$(0.15)	$0.05	$0.03	$(0.01)

	December 31, 2011
	Fourth quarter	Third quarter	Second quarter	First quarter	Total
Interest and dividend income	$60,939	$50,567	$44,286	$41,367	$197,159
Interest expense	10,948	9,814	9,845	11,089	41,696
Net interest income before provision for loan losses	49,991	40,753	34,441	30,278	155,463
Provision for loan losses	3,556	3,760	8,791	3,895	20,002
Net interest income after provision for loan losses	46,435	36,993	25,650	26,383	135,461
Bargain purchase gain	—	60,520	—	—	60,520
Non-interest income, excluding bargain purchase gain	5,327	3,546	9,473	10,620	28,966
Non-interest income	5,327	64,066	9,473	10,620	89,486
Non-interest expense	45,731	46,659	32,295	30,853	155,538
Income before income taxes	6,031	54,400	2,828	6,150	69,409
Income tax expense	3,578	20,648	1,143	2,077	27,446
Net income	$2,453	$33,752	$1,685	$4,073	$41,963
Income per share-basic	$0.05	$0.65	$0.03	$0.08	$0.81
Income per share-diluted	$0.05	$0.65	$0.03	$0.08	$0.81

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
There were no changes in or disagreements with accountants on accounting and financial disclosures.
Item 9A.    CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2013. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2013, which report is included in this Item 9A below.
Changes in Internal Control Over Financial Reporting
None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Bank Holdings Corporation:
We have audited National Bank Holdings Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, National Bank Holdings Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

Denver, Colorado
February 27, 2014

Item 9B.    OTHER INFORMATION.
None.
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
The Company's Supplemental Code of Ethics for CEO and Senior Financial Officers, which applies to the CEO, Chief Financial Officer and Principal Accounting Officer, is available at www.nationalbankholdings.com. Amendments to, and waivers of, the code of ethics are publicly disclosed as required by applicable law, regulation or rule.
Item 11.    EXECUTIVE COMPENSATION.
The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:
(1) Financial Statements:
(2) Financial Statement Schedules:
All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 27, 2014, on its behalf by the undersigned, thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ G. Timothy Laney
G. Timothy Laney
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2014, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ G. TIMOTHY LANEY
G. Timothy Laney,
President, Chief Executive Officer and Director
(principal executive officer)

/s/ BRIAN F. LILLY
Brian F. Lilly,
Chief Financial Officer
(principal financial officer)

/s/ H. WAYNE MCGAUGH
H. Wayne McGaugh,
Chief Accounting Officer
(principal accounting officer)

/s/ FRANK V. CAHOUET
Frank V. Cahouet, Chairman

/s/ RALPH W. CLERMONT
Ralph W. Clermont, Director

/s/ ROBERT E. DEAN
Robert E. Dean, Director

/s/ LAWRENCE K. FISH
Lawrence K. Fish, Director

/s/ MICHO F. SPRING
Micho F. Spring, Director

/s/ BURNEY S. WARREN, III
Burney S. Warren, III, Director

INDEX TO EXHIBITS

2.1
Purchase and Assumption Agreement, dated as of July 6, 2010, among the Federal Deposit Insurance Corporation, Receiver of Hillcrest Bank, Overland Park, Kansas, the Federal Deposit Insurance Corporation and Hillcrest Bank, National Association (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated herein by reference to Exhibit 2.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)†

2.2
Amended and Restated Purchase Agreement by and among Dickinson Financial Corporation, Bank Midwest, N.A. and NBH Holdings Corp. (on behalf of itself and its to-be-formed national banking association subsidiary), dated as of August 31, 2010 (incorporated herein by reference to Exhibit 2.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)†

2.3
Purchase and Assumption Agreement, dated as of July 22, 2011, among the Federal Deposit Insurance Corporation, Receiver of Bank of Choice, Greeley Colorado, the Federal Deposit Insurance Corporation and Bank Midwest, National Association (incorporated herein by reference to Exhibit 2.3 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)†

2.4
Purchase and Assumption Agreement, dated as of October 21, 2011, among the Federal Deposit Insurance Corporation, Receiver of Community Banks of Colorado, the Federal Deposit Insurance Corporation and Bank Midwest, National Association (incorporated herein by reference to Exhibit 2.4 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)†

3.1
Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on August 22, 2012)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on August 22, 2012)

4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on August 22, 2012)

4.2
Registration Rights Agreement, dated as of October 20, 2009, by and between NBH Holdings Corp. and FBR Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

4.3
Amendment No. 1, dated as of July 20, 2011, to the Registration Rights Agreement, dated as of October 20, 2009 by and between NBH Holdings Corp. and FBR Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.3 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.1
Value Appreciation Instrument Agreement, dated as of October 22, 2010 by and between NBH Holdings Corp. and the Federal Deposit Insurance Corporation (incorporated herein by reference to Exhibit 10.3 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.2
Value Appreciation Instrument Agreement, dated as of July 22, 2011 by and between NBH Holdings Corp. and the Federal Deposit Insurance Corporation (incorporated herein by reference to Exhibit 10.4 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.3
Value Appreciation Instrument Agreement, dated as of October 21, 2011 by and among NBH Holdings Corp., Bank Midwest, National Association and the Federal Deposit Insurance Corporation (incorporated herein by reference to Exhibit 10.5 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.4
Form of Indemnification Agreement by and between NBH Holdings Corp. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.5
Employment Agreement, dated May 22, 2010, by and between G. Timothy Laney and NBH Holdings Corp. (incorporated herein by reference to Exhibit 10.1 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.6
Employment Agreement, October 15, 2011, by and between Thomas M. Metzger and NBH Holdings Corp. (incorporated herein by reference to Exhibit 10.8 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.7
Employment Agreement, dated October 24, 2011, by and between Richard U. Newfield and NBH Holdings Corp. (incorporated herein by reference to Exhibit 10.7 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.8
Letter Agreement dated February 13, 2012, between Brian F. Lilly and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.9 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.9
Employment Agreement, dated August 18, 2012, by and among Kathryn Hinderhofer, NBH Bank, N.A., and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.10 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.10
Transition and Consulting Agreement, dated November 25, 2013, by and among NBH Bank, N.A., National Bank Holdings Corporation, and Kathryn Hinderhofer (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2013)^

10.11
Letter Agreement dated June 5, 2013, between Zsolt K. Besskó, National Bank Holdings Corporation and NBH Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q, filed on November 12, 2013)^

10.12	NBH Holdings Corp. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)^

10.13	Senior Executive Bonus Plan (incorporated herein by reference to Exhibit 10.11 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on August 22, 2012)^

10.14
Form of NBH Holdings Corp. 2009 Equity Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q, filed on May 14, 2013)^

10.15	Form of NBH Holdings Corp. 2009 Equity Incentive Plan Restricted Stock Award Agreement (For Management) (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q, filed on May 14, 2013)^

10.16	Form of NBH Holdings Corp. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement (For Management) (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q, filed on May 14, 2013)^

21.1	Subsidiaries of National Bank Holdings Corporation

23.1	Consent of KPMG LLP

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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