Form 10-Q
period 2014-03-31
National Bank Holdings Corp
filed 2014-05-09
CIK 1475841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of May 6, 2014, NBHC had outstanding 41,017,351 shares of Class A voting common stock and 3,027,774 shares of Class B non-voting common stock, each with $0.01 par value per share, excluding 1,118,727 shares of restricted Class A common stock issued but not yet vested.

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

•
changes imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions (including the impact of the joint final rules promulgated by the Federal Reserve Board, Office of the Comptroller of the Currency and the FDIC revising certain regulatory capital requirements to align with the Basel III capital standards and meet certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act);

•	effects of inflation, as well as, interest rate, securities market and monetary supply fluctuations;

•	changes in the economy or supply-demand imbalances affecting local real estate values;

•	changes in consumer spending, borrowings and savings habits;

•	our ability to identify potential candidates for, obtain regulatory approval for, and consummate, acquisitions of financial institutions on attractive terms, or at all;

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

PART I: FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS
NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$65,785	$67,420
Due from Federal Reserve Bank of Kansas City	117,871	107,894
Interest bearing bank deposits	14,159	14,146
Cash and cash equivalents	197,815	189,460
Investment securities available-for-sale (at fair value)	1,720,840	1,785,528
Investment securities held-to-maturity (fair value of $614,123 and $636,405 at March 31, 2014 and December 31, 2013, respectively)	616,221	641,907
Non-marketable securities	31,109	31,663
Loans (including covered loans of $287,590 and $309,397 at March 31, 2014 and December 31, 2013, respectively)	1,961,592	1,854,094
Allowance for loan losses	(13,972)	(12,521)
Loans, net	1,947,620	1,841,573
Loans held for sale	2,143	5,787
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, net	56,677	64,447
Other real estate owned	65,983	70,125
Premises and equipment, net	112,534	115,219
Goodwill	59,630	59,630
Intangible assets, net	20,893	22,229
Other assets	82,122	86,547
Total assets	$4,913,587	$4,914,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$689,248	$674,989
Interest bearing demand deposits	398,429	386,762
Savings and money market	1,334,521	1,280,871
Time deposits	1,443,898	1,495,687
Total deposits	3,866,096	3,838,309
Securities sold under agreements to repurchase	91,065	99,547
Due to FDIC	33,309	41,882
Other liabilities	27,268	36,585
Total liabilities	4,017,738	4,016,323
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 52,268,851 and 52,289,347 shares issued; 44,486,467 and 44,918,336 shares outstanding at March 31, 2014 and December 31, 2013, respectively	512	512
Additional paid in capital	990,700	990,216
Retained earnings	39,121	39,966
Treasury stock of 6,761,257 and 6,306,551 shares at March 31, 2014 and December 31, 2013, respectively, at cost	(134,953)	(126,146)
Accumulated other comprehensive income (loss), net of tax	469	(6,756)
Total shareholders’ equity	895,849	897,792
Total liabilities and shareholders’ equity	$4,913,587	$4,914,115
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	For the three months ended
	March 31,
	2014	2013
Interest and dividend income:
Interest and fees on loans	$33,247	$36,135
Interest and dividends on investment securities	13,168	13,248
Dividends on non-marketable securities	389	394
Interest on interest-bearing bank deposits	81	321
Total interest and dividend income	46,885	50,098
Interest expense:
Interest on deposits	3,506	4,511
Interest on borrowings	32	18
Total interest expense	3,538	4,529
Net interest income before provision for loan losses	43,347	45,569
Provision for loan losses	1,769	1,417
Net interest income after provision for loan losses	41,578	44,152
Non-interest income (expense):
FDIC indemnification asset amortization	(7,608)	(4,669)
FDIC loss sharing income (expense)	(957)	3,276
Service charges	3,540	3,687
Bank card fees	2,374	2,469
Gain on sales of mortgages, net	208	306
Gain on previously charged-off acquired loans	296	443
OREO related write-ups and other income	968	974
Other non-interest income	825	665
Total non-interest income (expense)	(354)	7,151
Non-interest expense:
Salaries and benefits	20,774	22,956
Occupancy and equipment	6,474	5,965
Telecommunications and data processing	3,148	3,469
Marketing and business development	1,023	1,379
FDIC deposit insurance	1,045	1,047
ATM/debit card expenses	751	1,005
Professional fees	638	1,396
Other non-interest expense	2,409	2,908
Gain from the change in fair value of warrant liability	(898)	(627)
Intangible asset amortization	1,336	1,336
Other real estate owned expenses	1,633	4,719
Problem loan expenses	685	2,331
Total non-interest expense	39,018	47,884
Income before income taxes	2,206	3,419
Income tax expense	775	1,337
Net income	$1,431	$2,082
Income per share—basic	$0.03	$0.04
Income per share—diluted	$0.03	$0.04
Weighted average number of common shares outstanding:
Basic	44,819,644	52,320,622
Diluted	44,863,138	52,346,525
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	For the three months ended
	2014	2013
Net income	$1,431	$2,082
Other comprehensive income, net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($4,962) and $1,872 for the three months ended March 31, 2014 and 2013, respectively	8,070	(2,501)
	$8,070	$(2,501)
Net unrealized holding gains on securities transferred between available-for-sale to held-to-maturity:
Less: amortization of net unrealized holding gains to income, net of tax benefit of $519 and $1,218 for the three months ended March 31, 2014 and 2013, respectively	(845)	(1,945)
	(845)	(1,945)
Other comprehensive income (loss)	7,225	(4,446)
Comprehensive income (loss)	$8,656	$(2,364)
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended March 31, 2014 and 2013
(In thousands, except share and per share data)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total
Balance, December 31, 2012	$523	$1,006,194	$43,273	$(4)	$40,573	$1,090,559
Net income	—	—	2,082	—	—	2,082
Stock-based compensation	—	1,441	—	—	—	1,441
(Repurchase of 13,003 shares)/retirement of 240 treasury shares	—	(234)	—	4	—	(230)
Dividends paid ($.05 per share)	—	—	(2,663)	—	—	(2,663)
Other comprehensive loss	—	—	—	—	(4,446)	(4,446)
Balance, March 31, 2013	523	1,007,401	42,692	—	36,127	1,086,743
Balance, December 31, 2013	512	990,216	39,966	(126,146)	(6,756)	897,792
Net income	—	—	1,431	—	—	1,431
Stock-based compensation	—	720	—	—	—	720
Issuance under equity compensation plan	—	(236)	—	—	—	(236)
Repurchase of shares (454,706 shares)	—	—	—	(8,807)	—	(8,807)
Dividends paid ($.05 per share)	—	—	(2,276)	—	—	(2,276)
Other comprehensive income	—	—	—	—	7,225	7,225
Balance, March 31, 2014	$512	$990,700	$39,121	$(134,953)	$469	$895,849
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,431	$2,082
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,769	1,417
Depreciation and amortization	4,180	3,812
Current income tax receivable (payable)	6,017	(6,739)
Deferred income tax asset	(4,584)	(3,574)
Discount accretion, net of premium amortization	1,320	5,466
Loan accretion	(17,733)	(24,293)
Net gain on sale of mortgage loans	(208)	(306)
Origination of loans held for sale, net of repayments	(6,506)	(12,382)
Proceeds from sales of loans held for sale	9,742	11,227
Amortization of indemnification asset	7,608	4,669
Gain on the sale of other real estate owned, net	(587)	(1,805)
Impairment on other real estate owned	822	4,526
Stock-based compensation	720	1,441
Decrease in due to FDIC, net	(8,573)	(260)
(Increase) decrease in other assets	(1,451)	409
Decrease in other liabilities	(9,355)	(3,443)
Net cash provided by (used in) operating activities	(15,388)	(17,753)
Cash flows from investing activities:
Sale of FHLB stock	554	49
Maturities of investment securities held-to-maturity	24,190	57,599
Maturities of investment securities available-for-sale	76,532	158,532
Purchase of investment securities available-for-sale	—	(554,355)
Net (increase) decrease in loans	(90,125)	50,634
Purchase of premises and equipment	(159)	(2,122)
Proceeds from sales of loans	422	19,755
Proceeds from sales of other real estate owned	4,143	25,726
Decrease in FDIC indemnification asset	162	55,287
Net cash used in investing activities	15,719	(188,895)
Cash flows from financing activities:
Net increase (decrease) in deposits	27,787	(139,918)
Decrease in repurchase agreements	(8,482)	(575)
Issuance under equity compensation plan	(236)	—
Payment of dividends	(2,238)	(2,616)
Repurchase of shares	(8,807)	(230)
Net cash provided by (used in) financing activities	8,024	(143,339)
Increase (decrease) in cash and cash equivalents	8,355	(349,987)
Cash and cash equivalents at beginning of the year	189,460	769,180
Cash and cash equivalents at end of period	$197,815	$419,193
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,484	$4,906
Cash (received) paid during the period for taxes	$(638)	$8,580
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$236	$17,043
FDIC indemnification asset claims transferred to other assets	$29	$9,132
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

Note 1 Basis of Presentation
National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in June 2009 with the intent to acquire and operate financial services franchises and other complementary businesses in targeted markets. The Company is headquartered immediately south of Denver, in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, N.A. The Company provides a variety of banking products to both commercial and consumer clients through a network of 97 banking centers located in Colorado, the greater Kansas City area and Texas, and through on-line and mobile banking products.
These interim consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, NBH Bank, N.A. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim period is not necessarily indicative of the results that may be expected for the full year or any other interim period.
The Company's significant accounting policies followed in the preparation of the consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2013 and are contained in the Company's Annual Report on Form 10-K. There have not been any significant changes to the application of significant accounting policies since December 31, 2013. GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of the FDIC indemnification asset and clawback liability, the valuation of other real estate owned (“OREO”), the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the evaluation of investment securities for other-than-temporary impairment (“OTTI”), the valuation of stock-based compensation, the fair values of financial instruments, the allowance for loan losses (“ALL”), and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.
Note 2 Recent Accounting Pronouncements
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure - In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This update amends ASC Topic 310-40 and clarifies that an “in substance repossession or foreclosure” has occurred upon the creditor obtaining either legal title to the property upon completion of foreclosure, or the borrower conveying all interest in the property through completion of a deed in lieu of foreclosure. Upon occurrence, the creditor derecognizes the loan receivable and recognizes the collateralized real estate property. The amendments in the ASU will be effective for the Company for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. Adoption of this amendment can be made using either a modified retrospective transition method or a prospective transition method. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.
Note 3 Investment Securities
The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $2.3 billion at March 31, 2014 and $2.4 billion at December 31, 2013. Included in the aforementioned $2.3 billion was $1.7 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

Available-for-sale
Available-for-sale investment securities are summarized as follows as of the dates indicated (in thousands):

	March 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Asset backed securities	$2,066	$2	$—	$2,068
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	465,901	8,422	(1,367)	472,956
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,270,165	11,020	(35,788)	1,245,397
Other securities	419	—	—	419
Total	$1,738,551	$19,444	$(37,155)	$1,720,840

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Asset backed securities	4,534	3	—	4,537
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	490,321	7,670	(3,001)	494,990
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,320,998	10,764	(46,180)	1,285,582
Other securities	419	—	—	419
Total	$1,816,272	$18,437	$(49,181)	$1,785,528
At March 31, 2014 and December 31, 2013, mortgage-backed securities represented 99.9% and 99.7%, respectively, of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).
The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	March 31, 2014
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$252,142	$(1,366)	$11	$(1)	$252,153	$(1,367)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	601,345	(21,735)	286,886	(14,053)	888,231	(35,788)
Total	$853,487	$(23,101)	$286,897	$(14,054)	$1,140,384	$(37,155)

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

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
Management evaluated all of the securities in an unrealized loss position and concluded that no other-than-temporary-impairment existed at March 31, 2014 or December 31, 2013. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at March 31, 2014 were caused by changes in interest rates. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.
The Company pledges certain securities as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $191.9 million at March 31, 2014 and $177.6 million December 31, 2013. The increase in pledged available-for-sale investment securities was primarily attributable to an increase in deposit account balances during the three months ended March 31, 2014. Certain investment securities may also be pledged as collateral should the Company utilize its line of credit at the FHLB of Des Moines; however, no investment securities were pledged for this purpose at March 31, 2014 or December 31, 2013.

The table below summarizes the contractual maturities, as of the last scheduled repayment date, of the available-for-sale investment portfolio as of March 31, 2014 (in thousands):

	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	2,074	2,076
Due after five years through ten years	185,658	185,373
Due after ten years	1,550,400	1,532,972
Other securities	419	419
Total investment securities available-for-sale	$1,738,551	$1,720,840
Actual maturities of mortgage-backed securities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.8 years as of March 31, 2014 and 3.9 years as of December 31, 2013. This estimate is based on assumptions and actual results may differ. Other securities of $0.4 million have no stated contractual maturity date as of March 31, 2014.
Held-to-maturity
At March 31, 2014 and December 31, 2013 the Company held $616.2 million and $641.9 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

	March 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$492,294	$1,537	$(862)	$492,969
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	123,927	320	(3,093)	121,154
Total investment securities held-to-maturity	$616,221	$1,857	$(3,955)	$614,123

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$513,090	$175	$(1,776)	$511,489
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	128,817	104	(4,005)	124,916
Total investment securities held-to-maturity	$641,907	$279	$(5,781)	$636,405
The table below summarizes the contractual maturities, as of the last scheduled repayment date, of the held-to-maturity investment portfolio at March 31, 2014 (in thousands):

	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	17,597	17,760
Due after ten years	598,624	596,363
Total investment securities held-to-maturity	$616,221	$614,123
The carrying value of held-to-maturity investment securities pledged as collateral totaled $58.9 million and $68.5 million at March 31, 2014 and December 31, 2013, respectively. All of the held-to-maturity investment securities in unrealized loss positions at March 31, 2014 and December 31, 2013 had been in continuous unrealized loss positions for less than 12 months at the respective reporting dates. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of March 31, 2014 and December 31, 2013 was 3.8 years. This estimate is based on assumptions and actual results may differ.
Note 4 Loans
The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions of Bank of Choice and Community Banks of Colorado in 2011, and Hillcrest Bank and Bank Midwest in 2010. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transactions are covered by loss sharing agreements with the FDIC, and covered loans are presented separately from non-covered loans due to the FDIC loss-sharing agreements associated with these loans. Covered loans comprised 14.7% of the total loan portfolio at March 31, 2014, compared to 16.7% of the total loan portfolio at December 31, 2013.
The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30 Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality and loans not accounted for under this guidance, which includes our originated loans. The table also shows the amounts covered by the FDIC loss-sharing agreements as of March 31, 2014 and December 31, 2013. The carrying value of loans are net of discounts on loans excluded

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

from Accounting Standards Codification (“ASC”) Topic 310-30, and fees and costs of $12.9 million and $13.3 million as of March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$52,107	$530,462	$582,569	29.7%
Commercial real estate	263,608	317,137	580,745	29.6%
Agriculture	23,545	131,586	155,131	7.9%
Residential real estate	60,467	548,758	609,225	31.1%
Consumer	6,819	27,103	33,922	1.7%
Total	$406,546	$1,555,046	$1,961,592	100.0%
Covered	$244,322	$43,268	$287,590	14.7%
Non-covered	162,224	1,511,778	1,674,002	85.3%
Total	$406,546	$1,555,046	$1,961,592	100.0%

	December 31, 2013
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$61,511	$421,984	$483,495	26.1%
Commercial real estate	291,198	283,022	574,220	31.0%
Agriculture	27,000	132,952	159,952	8.6%
Residential real estate	63,011	536,913	599,924	32.3%
Consumer	8,160	28,343	36,503	2.0%
Total	$450,880	$1,403,214	$1,854,094	100.0%
Covered	$259,364	$50,033	$309,397	16.7%
Non-covered	191,516	1,353,181	1,544,697	83.3%
Total	$450,880	$1,403,214	$1,854,094	100.0%
Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. During 2013, the Company determined that the cash flows of one covered commercial and industrial loan pool were no longer reasonably estimable, and in accordance with the guidance in ASC 310-30, this pool was put on non-accrual status. During the three months ended March 31, 2014, this loan pool was returned to accrual status due to improved performance and predictability of cash flows within that pool. At March 31, 2014, this loan pool had a carrying value of $14.7 million. Interest income was recognized on all accruing loans accounted for under ASC 310-30 through accretion of the difference between the carrying value of the loans and the expected cash flows.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and are included in loans 90 days or more past due and still accruing. At March 31, 2014 and December 31, 2013, $9.7 million and $9.5 million, respectively, of loans excluded from the scope of ASC 310-30 were on non-accrual and $14.8 million of loans accounted for under ASC 310-30 were on non-accrual status at December 31, 2013. Loan delinquency for all loans is shown in the following tables at March 31, 2014 and December 31, 2013, respectively (in thousands):

	Total Loans March 31, 2014
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial	$1,210	$1,020	$282	$2,512	$527,950	$530,462	$25	$992
Commercial real estate
Construction	—	—	—	—	4,957	4,957	—	—
Acquisition/development	44	—	—	44	8,225	8,269	—	—
Multifamily	99	—	—	99	10,294	10,393	—	1,059
Owner-occupied	255	387	52	694	109,089	109,783	—	956
Non owner-occupied	113	38	203	354	183,381	183,735	—	203
Total commercial real estate	511	425	255	1,191	315,946	317,137	—	2,218
Agriculture	80	—	365	445	131,141	131,586	—	539
Residential real estate
Senior lien	1,401	533	750	2,684	494,576	497,260	—	5,283
Junior lien	65	17	46	128	51,370	51,498	—	482
Total residential real estate	1,466	550	796	2,812	545,946	548,758	—	5,765
Consumer	764	11	29	804	26,299	27,103	28	224
Total loans excluded from ASC 310-30	$4,031	$2,006	$1,727	$7,764	$1,547,282	$1,555,046	$53	$9,738
Covered loans excluded from ASC 310-30	$174	$52	$351	$577	$42,691	$43,268	$—	$2,175
Non-covered loans excluded from ASC 310-30	3,857	1,954	1,376	7,187	1,504,591	1,511,778	53	7,563
Total loans excluded from ASC 310-30	$4,031	$2,006	$1,727	$7,764	$1,547,282	$1,555,046	$53	$9,738
Loans accounted for under ASC 310-30
Commercial	$15,819	$538	$4,372	$20,729	$31,378	$52,107	$4,372	$—
Commercial real estate	4,425	2,636	41,218	48,279	215,329	263,608	41,219	—
Agriculture	43	—	51	94	23,451	23,545	51	—
Residential real estate	1,997	242	1,968	4,207	56,260	60,467	1,968	—
Consumer	166	7	179	352	6,467	6,819	179	—
Total loans accounted for under ASC 310-30	$22,450	$3,423	$47,788	$73,661	$332,885	$406,546	$47,789	—
Covered loans accounted for under ASC 310-30	$18,589	$2,501	$37,198	$58,288	$186,034	$244,322	$37,199	$—
Non-covered loans accounted for under ASC 310-30	3,861	922	10,590	15,373	146,851	162,224	10,590	—
Total loans accounted for under ASC 310-30	$22,450	$3,423	$47,788	$73,661	$332,885	$406,546	$47,789	$—
Total loans	$26,481	$5,429	$49,515	$81,425	$1,880,167	$1,961,592	$47,842	$9,738
Covered loans	$18,763	$2,553	$37,549	$58,865	$228,725	$287,590	$37,199	$2,175
Non-covered loans	7,718	2,876	11,966	22,560	1,651,442	1,674,002	10,643	7,563
Total loans	$26,481	$5,429	$49,515	$81,425	$1,880,167	$1,961,592	$47,842	$9,738

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

	Total Loans December 31, 2013
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial	$897	$156	$555	$1,608	$420,376	$421,984	$115	$1,280
Commercial real estate
Construction	316	—	—	316	5,023	5,339	—	—
Acquisition/development	45	—	—	45	7,975	8,020	—	1
Multifamily	1,003	—	—	1,003	9,681	10,684	—	1,096
Owner-occupied	52	7	21	80	93,367	93,447	—	692
Non owner-occupied	329	—	203	532	165,000	165,532	—	203
Total commercial real estate	1,745	7	224	1,976	281,046	283,022	—	1,992
Agriculture	188	7	—	195	132,757	132,952	—	153
Residential real estate
Senior lien	733	415	1,062	2,210	482,381	484,591	—	5,326
Junior lien	204	—	80	284	52,038	52,322	—	519
Total residential real estate	937	415	1,142	2,494	534,419	536,913	—	5,845
Consumer	191	21	23	235	28,108	28,343	14	247
Total loans excluded from ASC 310-30	$3,958	$606	$1,944	$6,508	$1,396,706	$1,403,214	$129	$9,517
Covered loans excluded from ASC 310-30	194	60	155	409	49,624	50,033	115	1,944
Non-covered loans excluded from ASC 310-30	3,764	546	1,789	6,099	1,347,082	1,353,181	14	7,573
Total loans excluded from ASC 310-30	$3,958	$606	$1,944	$6,508	$1,396,706	$1,403,214	$129	$9,517
Loans accounted for under ASC 310-30
Commercial	$582	$322	$4,505	$5,409	$56,102	$61,511	$4,505	$14,827
Commercial real estate	1,902	5,179	49,228	56,309	234,889	291,198	49,227	—
Agriculture	714	—	296	1,010	25,990	27,000	296	—
Residential real estate	977	977	1,817	3,771	59,240	63,011	1,817	—
Consumer	327	265	19	611	7,549	8,160	19	—
Total loans accounted for under ASC 310-30	$4,502	$6,743	$55,865	$67,110	$383,770	$450,880	$55,864	$14,827
Covered loans accounted for under ASC 310-30	$1,471	$4,949	$42,356	$48,776	$210,588	$259,364	$42,355	$14,827
Non-covered loans accounted for under ASC 310-30	3,031	1,794	13,509	18,334	173,182	191,516	13,509	—
Total loans accounted for under ASC 310-30	$4,502	$6,743	$55,865	$67,110	$383,770	$450,880	$55,864	$14,827
Total loans	$8,460	$7,349	$57,809	$73,618	$1,780,476	$1,854,094	$55,993	$24,344
Covered loans	$1,665	$5,009	$42,511	$49,185	$260,212	$309,397	$42,470	$16,771
Non-covered loans	6,795	2,340	15,298	24,433	1,520,264	1,544,697	13,523	7,573
Total loans	$8,460	$7,349	$57,809	$73,618	$1,780,476	$1,854,094	$55,993	$24,344

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of March 31, 2014 and December 31, 2013, respectively (in thousands):

	Total Loans March 31, 2014
	Pass	Special mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$489,203	$5,394	$35,681	$184	$530,462
Commercial real estate
Construction	4,957	—	—	—	4,957
Acquisition/development	1,558	2,248	4,463	—	8,269
Multifamily	9,334	—	1,034	25	10,393
Owner-occupied	104,127	166	5,490	—	109,783
Non owner-occupied	161,381	18,140	4,214	—	183,735
Total commercial real estate	281,357	20,554	15,201	25	317,137
Agriculture	121,436	331	9,819	—	131,586
Residential real estate
Senior lien	488,132	1,223	7,497	408	497,260
Junior lien	49,119	197	2,182	—	51,498
Total residential real estate	537,251	1,420	9,679	408	548,758
Consumer	26,876	—	227	—	27,103
Total loans excluded from ASC 310-30	$1,456,123	$27,699	$70,607	$617	$1,555,046
Covered loans excluded from ASC 310-30	$16,698	$2,920	$23,177	$473	$43,268
Non-covered loans excluded from ASC 310-30	1,439,425	24,779	47,430	144	1,511,778
Total loans excluded from ASC 310-30	$1,456,123	$27,699	$70,607	$617	$1,555,046
Loans accounted for under ASC 310-30
Commercial	$14,576	$3,732	$33,101	$698	$52,107
Commercial real estate	109,069	6,712	142,766	5,061	263,608
Agriculture	20,297	661	2,587	—	23,545
Residential real estate	42,810	916	16,741	—	60,467
Consumer	5,818	216	785	—	6,819
Total loans accounted for under ASC 310-30	$192,570	$12,237	$195,980	$5,759	$406,546
Covered loans accounted for under ASC 310-30	$89,706	$6,072	$142,785	$5,759	$244,322
Non-covered loans accounted for under ASC 310-30	102,864	6,165	53,195	—	162,224
Total loans accounted for under ASC 310-30	$192,570	$12,237	$195,980	$5,759	$406,546
Total loans	$1,648,693	$39,936	$266,587	$6,376	$1,961,592
Total covered	$106,404	$8,992	$165,962	$6,232	$287,590
Total non-covered	1,542,289	30,944	100,625	144	1,674,002
Total loans	$1,648,693	$39,936	$266,587	$6,376	$1,961,592

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

	Total Loans December 31, 2013
	Pass	Special mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$374,281	$9,882	$37,414	$407	$421,984
Commercial real estate
Construction	5,339	—	—	—	5,339
Acquisition/development	1,366	2,247	4,407	—	8,020
Multifamily	9,588	—	1,068	28	10,684
Owner-occupied	87,984	169	5,294	—	93,447
Non owner-occupied	142,159	18,536	4,837	—	165,532
Total commercial real estate	246,436	20,952	15,606	28	283,022
Agriculture	123,216	9,049	687	—	132,952
Residential real estate
Senior lien	475,041	1,495	7,620	435	484,591
Junior lien	49,874	200	2,248	—	52,322
Total residential real estate	524,915	1,695	9,868	435	536,913
Consumer	28,092	—	251	—	28,343
Total loans excluded from ASC 310-30	$1,296,940	$41,578	$63,826	$870	$1,403,214
Covered loans excluded from ASC 310-30	$22,175	$3,439	$24,005	$414	$50,033
Non-covered loans excluded from ASC 310-30	1,274,765	38,139	39,821	456	1,353,181
Total loans excluded from ASC 310-30	$1,296,940	$41,578	$63,826	$870	$1,403,214
Loans accounted for under ASC 310-30
Commercial	$23,129	$3,221	$34,440	$721	$61,511
Commercial real estate	115,903	12,493	157,748	5,054	291,198
Agriculture	21,900	1,117	3,983	—	27,000
Residential real estate	43,904	1,098	18,009	—	63,011
Consumer	6,921	244	995	—	8,160
Total loans accounted for under ASC 310-30	$211,757	$18,173	$215,175	$5,775	$450,880
Covered loans accounted for under ASC 310-30	$100,050	$8,498	$145,041	$5,775	$259,364
Non-covered loans accounted for under ASC 310-30	111,707	9,675	70,134	—	191,516
Total loans accounted for under ASC 310-30	$211,757	$18,173	$215,175	$5,775	$450,880
Total loans	$1,508,697	$59,751	$279,001	$6,645	$1,854,094
Total covered	$122,225	$11,937	$169,046	$6,189	$309,397
Total non-covered	1,386,472	47,814	109,955	456	1,544,697
Total loans	$1,508,697	$59,751	$279,001	$6,645	$1,854,094

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

Impaired Loans
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At March 31, 2014, the Company measured $7.3 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate and $16.2 million of impaired loans based on the fair value of the collateral less selling costs. Impaired loans totaling $9.6 million that individually were less than $250 thousand each, were measured through our general ALL reserves due to their relatively small size.
At March 31, 2014 and December 31, 2013, the Company’s recorded investments in impaired loans was $33.1 million and $21.6 million, respectively, of which $6.9 million and $7.7 million were covered by loss-sharing agreements, for the aforementioned periods. Impaired loans had a collective related allowance for loan losses allocated to them of $0.7 million and $0.9 million at March 31, 2014 and December 31, 2013, respectively. Additional information regarding impaired loans at March 31, 2014 and December 31, 2013 is set forth in the table below (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

	Impaired Loans
	March 31, 2014			December 31, 2013
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$7,024	$7,015	$—	$4,981	$4,981	$—
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	398	398	—	—	—	—
Multifamily	972	898	—	987	929	—
Owner-occupied	1,826	1,606	—	1,872	1,655	—
Non-owner occupied	548	475	—	561	488	—
Total commercial real estate	3,744	3,377	—	3,420	3,072	—
Agriculture	9,143	9,132	—	—	—	—
Residential real estate
Senior lien	720	700	—	506	494	—
Junior lien	—	—	—	—	—	—
Total residential real estate	720	700	—	506	494	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance recorded	$20,631	$20,224	$—	$8,907	$8,547	$—
With a related allowance recorded:
Commercial	$2,545	$2,046	$190	$2,529	$2,379	$416
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	1	—
Multifamily	173	162	25	178	168	28
Owner-occupied	1,109	873	5	825	607	4
Non-owner occupied	634	623	2	640	628	4
Total commercial real estate	1,916	1,658	32	1,643	1,404	36
Agriculture	194	174	1	191	173	1
Residential real estate
Senior lien	8,136	7,197	438	8,147	7,266	474
Junior lien	1,769	1,555	15	1,815	1,605	16
Total residential real estate	9,905	8,752	453	9,962	8,871	490
Consumer	270	249	3	290	273	3
Total impaired loans with a related allowance recorded	$14,830	$12,879	$679	$14,615	$13,100	$946
Total impaired loans	$35,461	$33,103	$679	$23,522	$21,647	$946

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented (in thousands):

	For the three months ended
	March 31, 2014		March 31, 2013
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$7,562	$94	$11,033	$128
Commercial real estate
Construction	—	—	—	—
Acquisition/development	398	5	—	—
Multifamily	908	—	—	—
Owner-occupied	1,622	26	5,036	80
Non owner-occupied	480	8	1,862	5
Total commercial real estate	3,408	39	6,898	85
Agriculture	9,132	119	—	—
Residential real estate
Senior lien	701	4	364	1
Junior lien	—	—	—	—
Total residential real estate	701	4	364	1
Consumer	—	—	—	—
Total impaired loans with no related allowance recorded	$20,803	$256	$18,295	$214
With a related allowance recorded:
Commercial	$2,113	$12	$3,172	$3
Commercial real estate
Construction	—	—	—	—
Acquisition/development	—	—	15	—
Multifamily	165	—	196	—
Owner-occupied	879	3	763	4
Non owner-occupied	625	7	6,544	3
Total commercial real estate	1,669	10	7,518	7
Agriculture	177	—	240	—
Residential real estate
Senior lien	7,243	27	6,791	21
Junior lien	1,566	15	1,096	11
Total residential real estate	8,809	42	7,887	32
Consumer	250	—	479	4
Total impaired loans with a related allowance recorded	$13,018	$64	$19,296	$46
Total impaired loans	$33,821	$320	$37,591	$260

Troubled debt restructurings
It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a troubled debt restructuring (“TDR”). At March 31, 2014 and December 31, 2013, the Company had $22.5 million and $11.6 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment. Of these, $4.7 million and $5.7 million, respectively, were covered by FDIC loss-sharing agreements.
Non-accruing TDRs at March 31, 2014 and December 31, 2013 totaled $3.6 million. Of these, $1.7 million were covered by the FDIC loss-sharing agreements as of March 31, 2014 and December 31, 2013.
During the three months ended March 31, 2014, the Company restructured eight loans with a recorded investment of $12.5 million to facilitate repayment. Substantially all of the loan modifications were an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The table below provides additional information related to accruing TDRs at March 31, 2014 and December 31, 2013 (in thousands):

	Accruing TDRs
	March 31, 2014
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDRs
Commercial	$8,069	$8,631	$8,082	$—
Commercial real estate	2,818	2,839	3,075	—
Agriculture	8,767	8,767	8,778	105
Residential real estate	2,841	2,856	2,869	12
Consumer	25	25	25	—
Total	$22,520	$23,118	$22,829	$117

	Accruing TDRs
	December 31, 2013
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDRs
Commercial	$6,079	$7,113	$6,084	$144
Commercial real estate	2,484	2,759	2,743	—
Agriculture	20	20	20	—
Residential real estate	2,995	3,055	3,023	12
Consumer	27	30	27	12
Total	$11,605	$12,977	$11,897	$168

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

The following table summarizes the Company’s carrying value of non-accrual TDRs as of March 31, 2014 and December 31, 2013 (in thousands):

	Non - Accruing TDRs
	March 31, 2014		December 31, 2013
	Covered	Non-covered	Covered	Non-covered
Commercial	$30	$497	$—	$535
Commercial real estate	283	92	296	98
Agriculture	—	18	—	—
Residential real estate	1,349	1,105	1,377	1,031
Consumer	—	224	—	237
Total	$1,662	$1,936	$1,673	$1,901
Accrual of interest is resumed on loans that were on non-accrual, only after the loan has performed sufficiently. The Company had two TDRs that had been modified within the past 12 months that defaulted on their restructured terms during the three months ended March 31, 2014. The defaulted TDRs were an agriculture loan and a consumer loan totaling $26 thousand.
During the three months ended March 31, 2013, the Company had three TDRs that had been modified within the past 12 months that defaulted on their restructured terms. The defaulted TDRs were a commercial loan, a commercial real estate loan, and a single family residential loan totaling $2.8 million. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest.
Loans accounted for under ASC Topic 310-30
Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large loans if circumstances specific to that loan warrant a prepayment assumption. No prepayments were presumed for small homogeneous commercial loans; however, prepayment assumptions are made that consider similar prepayment factors listed above for smaller homogeneous loans. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the three months ended March 31, 2014 and 2013 (in thousands):

	March 31, 2014	March 31, 2013
Accretable yield beginning balance	$130,624	$133,585
Reclassification from non-accretable difference	6,164	16,134
Reclassification to non-accretable difference	(590)	(1,202)
Accretion	(16,900)	(21,302)
Accretable yield ending balance	$119,298	$127,215
Below is the composition of the net book value for loans accounted for under ASC 310-30 at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Contractual cash flows	$922,774	$984,019
Non-accretable difference	(396,930)	(402,515)
Accretable yield	(119,298)	(130,624)
Loans accounted for under ASC 310-30	$406,546	$450,880

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

Note 5 Allowance for Loan Losses
The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31, 2014
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$4,258	$2,276	$1,237	$4,259	$491	$12,521
Non 310-30 beginning balance	4,029	1,984	572	4,165	491	11,241
Charge-offs	(386)	—	—	(20)	(171)	(577)
Recoveries	58	37	—	90	76	261
Provision (reversal)	1,880	(44)	(24)	(66)	77	1,823
Non 310-30 ending balance	5,581	1,977	548	4,169	473	12,748
ASC 310-30 beginning balance	229	292	665	94	—	1,280
Charge-offs	(2)	—	—	—	—	(2)
Recoveries	—	—	—	—	—	—
Provision (reversal)	(84)	(56)	—	(29)	115	(54)
ASC 310-30 ending balance	143	236	665	65	115	1,224
Ending balance	$5,724	$2,213	$1,213	$4,234	$588	$13,972
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$190	$32	$1	$453	$3	$679
Non 310-30 loans collectively evaluated for impairment	5,391	1,945	547	3,716	470	12,069
ASC 310-30 loans	143	236	665	65	115	1,224
Total ending allowance balance	$5,724	$2,213	$1,213	$4,234	$588	$13,972
Loans:
Non 310-30 individually evaluated for impairment	$9,061	$5,035	$9,306	$9,452	$249	$33,103
Non 310-30 collectively evaluated for impairment	521,401	312,102	122,280	539,306	26,854	1,521,943
ASC 310-30 loans	52,107	263,608	23,545	60,467	6,819	406,546
Total loans	$582,569	$580,745	$155,131	$609,225	$33,922	$1,961,592

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

	Three months ended March 31, 2013
	Commercial	Commercial real estate	Agriculture	Residential real estate	Consumer	Total
Beginning balance	$2,798	$7,396	$592	$4,011	$583	$15,380
Non 310-30 beginning balance	2,798	3,056	323	4,011	540	10,728
Charge-offs	(629)	(259)	—	(75)	(233)	(1,196)
Recoveries	9	—	—	14	77	100
Provision (reversal)	697	(305)	201	406	109	1,108
Non 310-30 ending balance	2,875	2,492	524	4,356	493	10,740
ASC 310-30 beginning balance	—	4,340	269	—	43	4,652
Charge-offs	—	(2,812)	—	—	—	(2,812)
Recoveries	—	—	—	—	—	—
Provision (reversal)	411	(1,045)	—	986	(43)	309
ASC 310-30 ending balance	411	483	269	986	—	2,149
Ending balance	$3,286	$2,975	$793	$5,342	$493	$12,889
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$1,125	$371	$1	$721	$13	$2,231
Non 310-30 loans collectively evaluated for impairment	1,750	2,121	523	3,635	480	8,509
ASC 310-30 loans	411	483	269	986	—	2,149
Total ending allowance balance	$3,286	$2,975	$793	$5,342	$493	$12,889
Loans:
Non 310-30 individually evaluated for impairment	$13,381	$14,314	$227	$8,214	$469	$36,605
Non 310-30 collectively evaluated for impairment	172,421	241,818	117,930	437,971	28,456	998,596
ASC 310-30 loans	78,928	490,608	46,580	101,386	12,747	730,249
Total loans	$264,730	$746,740	$164,737	$547,571	$41,672	$1,765,450
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
The Company charged-off $0.3 million, net of recoveries, of non 310-30 loans during the three months ended March 31, 2014, all of which had previously provided specific reserves. Strong credit quality trends of the non 310-30 loan portfolio continued during the three months ended March 31, 2014, and, through management's evaluation, resulted in a provision for loan losses on the non 310-30 loans of $1.8 million.
During the three months ended March 31, 2014, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in a net reversal of impairment of $54.0 thousand for the three months ended March 31, 2014 which was comprised of reversals of previous valuation allowances of $84.0 thousand, $56.0 thousand and $29.0 thousand in the commercial, commercial real estate and residential real estate segments, respectively, and net impairments of $115.0 thousand in the consumer segment.
During the three months ended March 31, 2013, the Company recorded $1.1 million of provision for loan losses for loans not accounted for under ASC 310-30, primarily to provide for changes in credit risk inherent in new loan originations and provide for charge-offs. The Company charged off $1.1 million, net of recoveries, of non 310-30 loans during the three months ended

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

March 31, 2013. Commercial charge-offs, net of recoveries, totaled $0.6 million, the commercial real estate segment experienced $0.3 million of net charge-offs, and net charge-offs on consumer loans totaled $0.2 million, for the three months ended March 31, 2013.
During the three months ended March 31, 2013, the Company's re-measurement of expected future cash flows of ASC 310-30 loans resulted in a net impairment of $0.3 million, which was primarily driven by impairments of $1.0 million in the residential real estate segment and $0.4 million in the commercial segment, offset by a reversal of $1.0 million of previously recognized impairment expense in the commercial real estate segment as a result of gross cash flow improvements.
Note 6 FDIC Indemnification Asset
Under the terms of the purchase and assumption agreement with the FDIC with regard to the Hillcrest Bank and Community Banks of Colorado acquisitions, the Company is reimbursed for a portion of the losses incurred on covered assets. Covered assets may be resolved through repayment, short sale of the underlying collateral, the foreclosure on and sale of collateral, or the sale or charge-off of loans or OREO. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. Covered gains or losses that are incurred in excess of the expected reimbursements (which are reflected in the FDIC indemnification asset balance), are recognized in the consolidated statements of operations as FDIC loss sharing income in the period in which they occur.
Below is a summary of the activity related to the FDIC indemnification asset during the three months ended March 31, 2014 and 2013 (in thousands):

	For the three months ended
	March 31, 2014	March 31, 2013
Balance at beginning of period	$64,447	$86,923
Amortization	(7,608)	(4,669)
FDIC portion of (recoveries) charge-offs exceeding fair value marks	(133)	2,576
Reduction for claims filed	(29)	(9,132)
Balance at end of period	$56,677	$75,698
The $7.6 million of amortization of the FDIC indemnification asset recognized during the three months ended March 31, 2014 resulted from an overall increase in actual and expected cash flows of the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in overall expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the expected remaining lives of the underlying covered loans as an adjustment to yield. The loss claims filed with the FDIC are subject to review and approval, including extensive audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. During the three months ended March 31, 2014, the Company received $29 thousand in payments from the FDIC.
During the three months ended March 31, 2013, the Company recognized $4.7 million of amortization on the FDIC indemnification asset, and further reduced the carrying value of the FDIC indemnification asset by $9.1 million as a result of claims filed with the FDIC. During the three months ended March 31, 2013, the Company received $57.9 million in payments from the FDIC.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

Note 7 Other Real Estate Owned
A summary of the activity in the OREO balances during the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	For the three months ended March 31,
	2014	2013
Beginning balance	$70,125	$94,808
Transfers from loan portfolio, at fair value	236	17,043
Impairments	(822)	(4,600)
Sales	(4,143)	(25,726)
Gain on sale of OREO, net	587	1,805
Ending balance	$65,983	$83,330
Of the $66.0 million of OREO at March 31, 2014, $36.6 million, or 55.4%, was covered by loss sharing agreements with the FDIC. At December 31, 2013, $38.8 million, or 55.4%, of the $70.1 million of OREO was covered by loss sharing agreements. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset.
The OREO balances include the interests of several outside participating banks totaling $4.2 million at March 31, 2014 and December 31, 2013, for which an offsetting liability is recorded in other liabilities. It excludes $10.6 million, for both of the respective periods, of the Company’s minority interests in OREO which are held by outside banks where the Company was not the lead bank and does not have a controlling interest, for which the Company maintains a receivable in other assets.
Note 8 Regulatory Capital
At March 31, 2014 and December 31, 2013, NBH Bank, N.A. and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the table below (in thousands):

	March 31, 2014
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	16.8%	$814,857	N/A	N/A	4%	$193,915
NBH Bank, N.A.	11.6%	560,025	10%	$482,407	4%	192,963
Tier 1 risk-based capital ratio (2)
Consolidated	36.8%	$814,857	6%	$132,791	4%	$88,528
NBH Bank, N.A.	25.5%	560,025	11%	241,156	4%	87,693
Total risk-based capital ratio (2)
Consolidated	37.5%	$829,230	10%	$221,319	8%	$177,055
NBH Bank, N.A.	26.2%	574,398	12%	263,079	8%	175,386

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

	December 31, 2013
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	16.6%	$822,688	N/A	N/A	4%	$197,906
NBH Bank, N.A.	11.3%	556,876	10%	$491,294	4%	196,518
Tier 1 risk-based capital ratio (2)
Consolidated	38.9%	$822,688	6%	$126,865	4%	$84,577
NBH Bank, N.A.	26.6%	556,876	11%	230,334	4%	83,758
Total risk-based capital ratio (2)
Consolidated	39.5%	$835,810	10%	$211,442	8%	$169,153
NBH Bank, N.A.	27.2%	569,998	12%	251,273	8%	167,515

(1)	These ratio requirements are reflective of the agreements the Company has made with its various regulators in connection with the approval of the de novo charter for NBH Bank, N.A.

(2)	Due to the conditional guarantee represented by the loss sharing agreements, the FDIC indemnification asset and covered assets are risk-weighted at 20% for purposes of risk-based capital computations.
Note 9 FDIC Loss Sharing Income (Expense)
In connection with the loss sharing agreements that the Company has with the FDIC with regard to the Hillcrest Bank and Community Banks of Colorado transactions, the Company recognizes the actual reimbursement of costs of resolution of covered assets from the FDIC through the statements of operations. The table below provides additional details of the Company’s FDIC loss sharing income (expense) during the three months ended March 31, 2014 and 2013 (in thousands):

	For the three months ended
	March 31, 2014	March 31, 2013
Clawback liability amortization	$(328)	$(313)
Clawback liability remeasurement	(516)	573
Reimbursement to FDIC for gain on sale of and income from covered OREO	(918)	(860)
Reimbursement to FDIC for recoveries	(85)	(15)
FDIC reimbursement of covered asset resolution costs	890	3,891
Total	$(957)	$3,276
Note 10 Stock-based Compensation and Benefits
The Company provides stock-based compensation in accordance with the NBH Holdings Corp. 2009 Equity Incentive Plan (the “Plan”). The Plan provides the compensation committee of the board of directors of the Company the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, stock awards, or stock bonuses to eligible persons. The aggregate number of shares of stock which may be granted under the Plan was 5,750,000 and the maximum number of restricted shares and restricted share units that may be granted was 1,725,000.
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
The Company did not issue any stock options or restricted stock in accordance with the NBH Holdings Corp. 2009 Equity Incentive Plan (the “Plan”) during the three months ended March 31, 2014. The following table summarizes stock option

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

activity for the three months ended March 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,515,486	$19.92	6.13	$5,183,567
Granted	—	—
Forfeited	—	—
Surrendered	(9,705)	20.00
Exercised	(295)	20.00
Expired	(2,083)	20.00
Outstanding at March 31, 2014	3,503,403	$19.92	5.91	$520,681
Options fully vested and exercisable at March 31, 2014	2,887,166	$20.00	5.76	$202,102
Options expected to vest	573,660	$19.62	6.34	$459,678
Stock option expense is included in salaries and benefits in the accompanying consolidated statements of operations and totaled $0.3 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 0.8 years.
Expense related to non-vested restricted stock totaled $0.4 million and $0.7 million during the three months ended March 31, 2014 and 2013, respectively, and is included in salaries and benefits in the Company’s consolidated statements of operations. As of March 31, 2014, there was $1.3 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Plan, which is expected to be recognized over a weighted average period of 1.2 years. The following table summarizes restricted stock activity for the three months ended March 31, 2014:

	Total Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2013	1,064,460	15.16
Vested	(22,542)	19.94
Granted	—	—
Forfeited	(10,000)	13.14
Surrendered	(10,791)	19.94
Unvested at March 31, 2014	1,021,127	15.02
Note 11 Warrants
At March 31, 2014 and December 31, 2013, the Company had 830,750 outstanding warrants to purchase Company stock. The warrants were granted to certain lead shareholders of the Company, all with an exercise price of $20.00 per share. The term of the warrants is for ten years from the date of grant and the expiration dates of the warrants range from October 20, 2019 to September 30, 2020. The fair value of the warrants was estimated to be $5.4 million and $6.3 million at March 31, 2014 and December 31, 2013, respectively. The fair value of the warrants was estimated using a Black-Scholes option pricing model utilizing the following assumptions at the indicated dates:

	March 31, 2014	December 31, 2013
Risk-free interest rate	1.99%	2.16%
Expected volatility	34.04%	33.80%
Expected term (years)	5-6	6-7
Dividend yield	1.00%	0.93%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

The Company’s shares became publicly traded on September 20, 2012 and prior to that, had limited private trading. Due to the limited historical volatility of the Company's own stock, expected volatility was calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with the median historical volatility, for a period commensurate with the expected term of the warrants, of those of a peer group. The risk-free rate for the expected term of the warrants was based on the U.S. Treasury yield curve and based on the expected term. The expected term was estimated based on the contractual term of the warrants.
The Company recorded a benefit of $0.9 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively, in the consolidated statements of operations resulting from the change in fair value of the warrant liability.
Note 12 Common Stock
On January 23, 2014, the Board of Directors authorized a new share repurchase program to repurchase up to $50 million of the Company’s common stock through December 31, 2014. This new program replaced the previous $35 million share repurchase program approved during the fourth quarter of 2013. Under the new share repurchase program, shares may be acquired from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. During the three months ended March 31, 2014, the Company repurchased 454,706 shares for $8.8 million at a weighted average price of $19.35 per share.
The Company had 41,458,693 shares of Class A common stock and 3,027,774 shares of Class B common stock outstanding as of March 31, 2014, and 41,890,562 shares of Class A common stock and 3,027,774 shares of Class B common stock outstanding as of December 31, 2013. Additionally, as of March 31, 2014 and December 31, 2013, the Company had 1,021,127 and 1,064,460 shares, respectively, of restricted Class A common stock issued but not yet vested under the NBH Holdings Corp. 2009 Equity Incentive Plan.
Note 13 Income Per Share
The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 10.
The Company had 44,486,467 and 52,314,909 shares outstanding (inclusive of Class A and B) as of March 31, 2014 and 2013, respectively. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for three months ended March 31, 2014 and 2013, respectively.
The following table illustrates the computation of basic and diluted income per share for the three months ended March 31, 2014 and 2013 (in thousands, except share and earnings per share information):

	For the three months ended
	March 31, 2014	March 31, 2013
Distributed earnings	$2,276	$2,663
Undistributed earnings (distributions in excess of earnings)	(845)	(581)
Net income	$1,431	$2,082
Less: earnings allocated to participating securities	(5)	—
Earnings allocated to common shareholders	$1,426	$2,082
Weighted average shares outstanding for basic earnings per common share	44,819,644	52,320,622
Dilutive effect of equity awards	35,827	25,903
Dilutive effect of warrants	7,667	—
Weighted average shares outstanding for diluted earnings per common share	44,863,138	52,346,525
Basic earnings per share	$0.03	$0.04
Diluted earnings per share	$0.03	$0.04
The Company had 3,503,403 and 3,478,665 outstanding stock options to purchase common stock at weighted average exercise prices of $19.92 and $19.98 per share at March 31, 2014 and 2013, respectively, which have time-vesting criteria, and as such,

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, the Company had 830,750 outstanding warrants to purchase the Company’s common stock as of March 31, 2014 and 2013. The warrants have an exercise price of $20.00, which was out-of-the-money for purposes of dilution calculations during the three months ended March 31, 2013. The Company had 1,021,127 and 951,668 unvested restricted shares outstanding as of March 31, 2014 and 2013, respectively, which have performance, market and time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.
Note 14 Derivatives
Risk management objective of using derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company has established policies that neither carrying value nor fair value at risk should exceed established guidelines. The Company has designed strategies to confine these risks within the established limits and identify appropriate trade-offs in the financial structure of its balance sheet. These strategies include the use of derivative financial instruments to help achieve the desired balance sheet repricing structure while meeting the desired objectives of its clients. Currently the Company employs certain interest rate swaps that are designated as fair value hedges as well as economic hedges. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.
Fair values of derivative instrument of the balance sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013 (dollars in thousands).
Information about the valuation methods used to measure fair value is provided in note 15.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2014	December 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments
Interest rate products	Other assets	$1	$129	Other liabilities	$485	$—
Total derivatives designated as hedging instruments		$1	$129		$485	$—

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$204	$73	Other liabilities	$219	$74
Total derivatives not designated as hedging instruments		$204	$73		$219	$74
Fair value hedges of interest rate risk
Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2014, the Company had four interest rate swaps with a notional amount of $30.5 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. The Company had one outstanding interest rate swap with a notional amount of $10.0 million that was designated as a fair value hedge as of December 31, 2013.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2014, the Company recognized a net loss of $72.9 thousand in non-interest expense related to hedge ineffectiveness. During the three months ended March 31, 2013, the Company did not participate in fair value hedges that would result in hedge ineffectiveness.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

Non-designated hedges
Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2014, the Company had four matched interest rate swap transactions with an aggregate notional amount of $9.2 million related to this program. As of December 31, 2013, the Company had three matched interest rate swap transactions with an aggregate notional amount of $7.3 million related to this program.
Effect of Derivative Instruments on the Consolidated Statement of Operations
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the three months ended March 31, 2014 and 2013 (in thousands).

Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivative	Amount of gain or (loss) recognized in income on derivative		Amount of gain or (loss) recognized in income on hedged item
		For the three months ended March 31,		For the three months ended March 31,
		2014	2013	2014	2013
Interest rate products	Interest income	$(614)	$—	$541	$—
Total		$(614)	$—	$541	$—

		Amount of gain or (loss) recognized in income on derivative
		For the three months ended March 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	2014	2013
Interest rate products	Other non-interest income	$(14)	—
Total		$(14)	—
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness for reasons other than an error or omission of an administrative or operational nature, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty has the right to terminate the derivative positions and the Company would be required to settle its obligations under the agreements.
As of March 31, 2014, the termination value of derivatives in a net liability position related to these agreements was $1.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of March 31, 2014, the Company had posted $0.9 million in eligible collateral.
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
March 31, 2014

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
Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the three months ended March 31, 2014 and 2013, there were no transfers of financial instruments between the hierarchy levels.
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:
Fair Value of Financial Instruments Measured on a Recurring Basis
Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At March 31, 2014 and December 31, 2013, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At March 31, 2014 and December 31, 2013, the Company’s level 2 securities included asset backed securities, mortgage-backed securities comprised of residential mortgage pass-through securities, and other residential mortgage-backed securities. All other investment securities are classified as level 3.
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
Warrant liability—The Company measures the fair value of the warrant liability on a recurring basis using a Black-Scholes option pricing model. The Company’s shares became publicly traded on September 20, 2012 and prior to that, had limited private trading; therefore, expected volatility was estimated using a time-based weighted migration of the Company’s own stock price volatility coupled with the median historical volatility, for a period commensurate with the expected term of the warrants, of those of 9 comparable companies with publicly traded shares, and is deemed a significant unobservable input to the valuation model.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

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
The tables below present the financial instruments measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 on the consolidated statements of financial condition utilizing the hierarchy structure described above (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Asset backed securities	$—	$2,068	$—	$2,068
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	472,956	—	472,956
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,245,397	—	1,245,397
Other securities	—	—	419	419
Derivatives	—	205	—	205
Total assets at fair value	$—	$1,720,626	$419	$1,721,045
Liabilities:
Warrant liability	$—	$—	$5,383	$5,383
Clawback liability	—	—	33,309	33,309
Derivatives	—	704	—	704
Total liabilities at fair value	$—	$704	$38,692	$39,396

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Asset backed securities	$—	$4,537	$—	$4,537
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	494,990	—	494,990
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,285,582	—	1,285,582
Other securities	—	—	419	419
Derivatives	—	202	—	202
Total assets at fair value	$—	$1,785,311	$419	$1,785,730
Liabilities:
Warrant liability	$—	$—	$6,281	$6,281
Clawback liability	—	—	32,465	32,465
Derivatives	—	74		74
Total liabilities at fair value	$—	$74	$38,746	$38,820
The table below details the changes in level 3 financial instruments during the three months ended March 31, 2014 and March 31, 2013 (in thousands):

	Warrant liability	Clawback liability
Balance at December 31, 2012	$5,461	$31,271
Change in value	(627)	(573)
Amortization	—	313
Net change in level 3	$(627)	$(260)
Balance at March 31, 2013	$4,834	$31,011
Balance at December 31, 2013	$6,281	$32,465
Change in value	(898)	516
Amortization	—	328
Settlement	—	—
Net change in Level 3	(898)	844
Balance at March 31, 2014	$5,383	$33,309
Fair Value of Financial Instruments Measured on a Non-recurring Basis
Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.
The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During the three months ended March 31, 2014, the Company measured 25 loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $0.6 million at March 31, 2014. During the three months ended March 31, 2014, the Company added specific reserves of $0.1 million for three loans with carrying balances of $3.3 million at

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

March 31, 2014. The Company also eliminated specific reserves of $0.4 million for five loans during the three months ended March 31, 2014, primarily due to paydowns on these loans.
The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.
OREO is recorded at the lower of the loan balance or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $0.8 million of OREO impairments in its consolidated statements of operations during the three months ended March 31, 2014, of which $0.6 million, or 69.6% , were on OREO that was covered by loss sharing agreements with the FDIC. During the three months ended March 31, 2013, the Company recognized $4.5 million of OREO impairments in its consolidated statements of financial condition, of which $3.1 million, or 67.5% , were on OREO that was covered by loss sharing agreements with the FDIC. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.
The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the three months ended March 31, 2014 (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total	Losses from fair value changes
Other real estate owned	$—	$—	$65,983	$65,983	$822
Impaired loans	$—	$—	$33,103	$33,103	$465

	March 31, 2013
	Level 1	Level 2	Level 3	Total	Losses from fair value changes
Other real estate owned	$—	$—	$83,330	$83,330	$4,526
Impaired loans	$—	$—	$36,605	$36,605	$4,911
The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the three months ended March 31, 2014.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of March 31, 2014. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved (in thousands):

	Fair value at March 31, 2014	Valuation Technique	Unobservable Input	Quantitative Measures
Other securities	$419	Cash investment in private equity fund	Cash investment
Impaired loans	33,103	Appraised value	Appraised values
			Discount rate	0-25%
Clawback liability	33,309	Contractually defined discounted cash flows	Intrinsic loss estimates	$323.3 million - $405 million
			Expected credit losses	—
			Discount rate	4%
Warrant liability	5,383	Black-Scholes	Volatility	19%-47%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

Note 16 Fair Value of Financial Instruments
The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado acquisitions, the Company recorded all of the acquired assets and assumed liabilities at fair value at the respective dates of acquisition. The fair value of financial instruments at March 31, 2014 and December 31, 2013, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

		March 31, 2014		December 31, 2013
	Level in fair value measurement hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
ASSETS:
Cash and cash equivalents	Level 1	$197,815	$197,815	$189,460	$189,460
Asset backed securities available-for-sale	Level 2	2,068	2,068	4,537	4,537
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	472,956	472,956	494,990	494,990
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	1,245,397	1,245,397	1,285,582	1,285,582
Other securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	492,294	492,969	513,090	511,489
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	123,927	121,154	128,817	124,916
Capital stock of FHLB	Level 2	6,089	6,089	6,643	6,643
Capital stock of FRB	Level 2	25,020	25,020	25,020	25,020
Loans receivable, net	Level 3	1,947,620	2,015,036	1,841,573	1,923,888
Loans held-for-sale	Level 2	2,143	2,143	5,787	5,787
Accrued interest receivable	Level 2	12,197	12,197	11,355	11,355
Derivatives	Level 2	205	205	202	202
LIABILITIES:
Deposit transaction accounts	Level 2	2,422,198	2,422,198	2,342,622	2,342,622
Time deposits	Level 2	1,443,898	1,446,661	1,495,687	1,498,798
Securities sold under agreements to repurchase	Level 2	91,065	91,065	99,547	99,547
Due to FDIC	Level 3	33,309	33,309	41,882	41,882
Warrant liability	Level 3	5,383	5,383	6,281	6,281
Accrued interest payable	Level 2	3,112	3,112	3,058	3,058
Derivatives	Level 2	704	704	74	74

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
March 31, 2014

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
Derivative assets and liabilities
Fair values for derivative assets and liabilities are fully described in note 15.
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
Warrant liability
The warrant liability is estimated using a Black-Scholes model, the assumptions of which are detailed in note 18 of our audited consolidated financial statements.
Accrued interest payable
Accrued interest payable has a short-term nature and the estimated fair value is equal to the carrying value.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2014, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2013, 2012, and 2011. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.
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
Overview
National Bank Holdings Corporation is a bank holding company formed in 2009. Through our subsidiary, NBH Bank, N.A., we provide a variety of banking products to both commercial and consumer clients through a network of 97 banking centers, located in Colorado, the greater Kansas City area and Texas, and through on-line and mobile banking products. We operate under the following brand names: Community Banks of Colorado in Colorado, Bank Midwest in Kansas and Missouri, and Hillcrest Bank in Texas.
In just over three years, we have completed the acquisition and integration of four troubled or failed banks, three of which were FDIC-assisted. We have transformed these four banks into one collective banking operation with steadily increasing organic growth, prudent underwriting, and meaningful market share with continued opportunity for expansion. Our long-term business model utilizes our organic development infrastructure, low-risk balance sheet, continuous operational development and a disciplined acquisition strategy to create value and provide opportunities for growth.
As of March 31, 2014, we had $4.9 billion in assets, $2.0 billion in loans, $3.9 billion in deposits and $0.9 billion in equity. We believe that our established presence positions us well for growth opportunities in our current and complementary markets. Our focus is on building strong banking relationships with small to mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid financial services franchise with a sizable presence for deposit gathering and client relationship building necessary for growth.
Operating Highlights and Key Challenges
Our operations resulted in the following highlights as of and for the three months ended March 31, 2014 (all comparisons refer to the linked quarter, except as noted):
Loan portfolio

•	Organic loan originations totaled $217.0 million for the three months ended March 31, 2014, representing a 98.4% increase from the same period of 2013.

•	As of March 31, 2014, we have $1.6 billion of loans outstanding that are associated with a “strategic” client relationship - a 36.7% annualized growth for the three months ended March 31, 2014.

•	Successfully exited $28.7 million, or 33.3% annualized, of the non-strategic loan portfolio.
Credit quality

•	Non 310-30 loans

◦	Non-performing non 310-30 loans increased to 2.08% at March 31, 2014 from 1.51% at December 31, 2013 as a result of an increase in accruing restructured loans.

◦	Net charge-offs on average non 310-30 loans remained low at 0.09% annualized.

•	ASC 310-30 loans

◦	Added a net $5.6 million to accretable yield for the acquired loans accounted for under ASC 310-30.

◦
The $14.8 million covered commercial and industrial loan pool that had previously been on non-accrual status was returned to accrual status due to improved performance and predictability of cash flows within that pool.

Client deposit funded balance sheet

•	Average transaction deposits and client repurchase agreements increased $25.5 million during the first quarter, or 4.2% annualized.

•	Transaction account balances improved to 62.7% of total deposits as of March 31, 2014 from 61.0% at December 31, 2013.

•	As of March 31, 2014, total deposits and client repurchase agreements made up 98.5% of our total liabilities.

•	We did not have any brokered deposits as of March 31, 2014.
Revenues and expenses

•
The average annual yield on our loan portfolio was 7.11% for the three months ended March 31, 2014 compared to 8.14% for the three months ended March 31, 2013, driven by the increasing originated loan balances coupled with declining balances of higher-yielding purchased loans.

•
Cost of deposits improved eight basis points to 0.37% for the three months ended March 31, 2014 from 0.45% for the three months ended March 31, 2013 due to the continued emphasis on our commercial and consumer relationship banking strategy and lower cost transaction accounts.

•	Net interest margin widened to 3.94% during the three months ended March 31, 2014, compared to 3.88% during the three months ended March 31, 2013, driven by lower cost of deposits.

•
Operating costs before problem loan/OREO workout expenses and the benefit of the change in the warrant liability declined $3.9 million, or 9.3%, during the three months ended March 31, 2014, compared to the same period in 2013.

•	Problem loan/OREO workout expenses totaled $2.3 million for the three months ended March 31, 2014, decreasing $4.7 million from the same period in 2013.
Strong capital position

•	As of March 31, 2014, our consolidated tier 1 leverage ratio was 16.8% and our consolidated tier 1 risk-based capital ratio was 36.8%.

•
The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC indemnification asset, net, in excess of 4.5%, an approximate yield on new loan originations, and discounted at 5%, adds $0.76 per share to our tangible book value per share as of March 31, 2014.

•	Tangible common book value per share was $18.44 before consideration of the excess accretable yield value of $0.76 per share.

•
During the three months ended March 31, 2014, we repurchased 454,706 shares, or 1.0% of outstanding shares, at a weighted average price of $19.35 per share. Since late 2012 and through March 31, 2014, we have repurchased 7.9 million shares, or 15.1% of outstanding shares, at an attractive weighted average price of $19.75 per share.

•
On January 23, 2014, the Board of Directors approved a new authorization to repurchase up to $50.0 million of the Company’s common stock through December 31, 2014. At March 31, 2014, $41.2 million of this repurchase authorization remained.

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
General economic conditions have been modestly improving in recent quarters. However, continued uncertainty about the strength of the recovery remains and has hindered the pace and advancement of an economic recovery, both nationally and in our markets. Residential real estate values have largely recovered from their lows, and we continue to consider this with guarded optimism. Commercial real estate values have been recovering slightly slower than residential real estate, and it is difficult to determine how strong this recovery is and how long it will last. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

Our total loan balances increased $107.5 million during the three months ended March 31, 2014, or 23.5% annualized on the strength of $217.0 million of loan originations during the three months ended March 31, 2014. While we recently hit our loan growth inflection point, whereby total originations are now outpacing problem loan resolution, interest rates remain low and intense loan competition has been limiting the yields we have been able to obtain on interest earning assets. For example, our acquired loans generally have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. As a result, we expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and any growth in our interest income will be dependent on our ability to generate sufficient volumes of high-quality originated loans.
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
Many of the loans that we acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions had deteriorated credit quality at the respective dates of acquisition. These loans are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. This guidance is described more fully below under “-Application of Critical Accounting Policies” and in note 2 in our consolidated financial statements in our 2013 Annual Report on Form 10-K.
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
Capital - We monitor our capital levels, including evaluating the effects of share repurchases and potential acquisitions, to ensure continued compliance with regulatory requirements and with the OCC Operating Agreement that we entered into in connection with our Bank Midwest acquisition, which is described under “Supervision and Regulation”in our 2013 Annual Report on Form 10-K. We review our tier 1 leverage capital ratios, our tier 1 risk-based capital ratios and our total risk-based capital ratios on a regular basis.
Within our consolidated results of operations, we specifically evaluate the following:
Net interest income - Net interest income represents the amount by which interest income on interest earning assets exceeds interest expense incurred on interest bearing liabilities. We generate interest income through interest and dividends on loans, investment securities and interest bearing bank deposits. Our acquired loans have generally produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield and, as a result, we have historically had downward pressure on our interest income. Solid loan originations have provided increasing stability to interest income in order to offset the decreasing interest income from the higher yielding purchased loans. We incur interest expense on our interest bearing deposits and repurchase agreements and would also incur interest expense on any future borrowings, including any debt assumed in acquisitions. We strive to maximize our interest income by acquiring and originating loans and investing excess cash in investment securities. Furthermore, we seek to minimize our interest expense through low-cost funding sources, thereby maximizing our net interest income.

Provision for loan losses - The provision for loan losses includes the amount of expense that is required to maintain the ALL at an adequate level to absorb probable losses inherent in the non 310-30 loan portfolio at the balance sheet date. Additionally, we incur a provision for loan losses on loans accounted for under ASC 310-30 as a result of a decrease in the net present value of the expected future cash flows during the periodic remeasurement of the cash flows associated with these pools of loans. The determination of the amount of the provision for loan losses and the related ALL is complex and involves a high degree of judgment and subjectivity to maintain a level of ALL that is considered by management to be appropriate under GAAP.
Non-interest income - Non-interest income consists of service charges, bank card fees, gains on sales of mortgages, gains on sales of investment securities, gains on previously charged-off acquired loans, OREO related write-ups and other income and other non-interest income. Also included in non-interest income is FDIC indemnification asset amortization and other FDIC loss sharing income, which consists of reimbursement of costs related to the resolution of covered assets, and amortization of our clawback liability. For additional information, see “-Application of Critical Accounting Policies-Acquisition Accounting Application and the Valuation of Assets Acquired and Liabilities Assumed” and note 2 in our consolidated financial statements in our 2013 Annual Report on Form 10-K. Due to fluctuations in the amortization rates on the FDIC indemnification asset and the amortization of the clawback liability and due to varying levels of expenses and income related to the resolution of covered assets, the FDIC loss sharing income is not consistent on a period-to-period basis and, is expected to decline over time as covered assets are resolved and as the FDIC loss-sharing agreements expire over the next few years.
Non-interest expense - The primary components of our non-interest expense are salaries and benefits, occupancy and equipment, telecommunications and data processing and intangible asset amortization. Any expenses related to the resolution of covered assets are also included in non-interest expense. These expenses are dependent on individual resolution circumstances and, as a result, are not consistent from period to period. We seek to manage our non-interest expense in order to maximize efficiencies.
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
In evaluating the financial statement line items described above, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for the periods indicated:

	As of and for the three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
Key Ratios(1)
Return on average assets	0.12%	0.08%	0.16%
Return on average tangible assets(2)	0.19%	0.15%	0.22%
Return on average equity	0.64%	0.42%	0.78%
Return on average tangible common equity(2)	1.10%	0.82%	1.17%
Return on risk weighted assets	0.26%	0.19%	0.46%
Interest-earning assets to interest-bearing liabilities (end of period)(3)	137.14%	137.05%	137.52%
Loans to deposits ratio (end of period)	50.79%	48.46%	43.65%
Average equity to average assets	18.34%	19.02%	20.55%
Non-interest bearing deposits to total deposits (end of period)	17.83%	17.59%	16.11%
Net interest margin (fully taxable equivalent)(2)(4)	3.94%	3.78%	3.88%
Interest rate spread(5)	3.82%	3.66%	3.74%
Yield on earning assets (fully taxable equivalent)(2)(3)	4.26%	4.11%	4.27%
Cost of interest bearing liabilities(3)	0.44%	0.45%	0.53%
Cost of deposits	0.37%	0.38%	0.45%
Non-interest expense to average assets	3.22%	3.50%	3.67%
Efficiency ratio(6)	87.65%	93.36%	88.29%
Dividend payout ratio	166.67%	250.00%	125.00%

Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	1.65%	1.95%	2.08%
Covered non-performing loans to total non-performing loans	21.34%	62.64%	27.27%
Non-performing assets to total assets	2.02%	2.18%	2.31%
Covered non-performing assets to total non-performing assets	44.04%	57.53%	46.45%
Allowance for loan losses to total loans	0.71%	0.68%	0.73%
Allowance for loan losses to total non-covered loans	0.83%	0.81%	1.05%
Allowance for loan losses to non-performing loans	43.24%	34.71%	35.05%
Net charge-offs to average loans	0.07%	(0.07%)	0.88%

(1)	Ratios are annualized.

(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation on page 45.

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

About Non-GAAP Financial Measures
Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity,” and "fully taxable equivalent," are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles, or “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.
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

	As of and for the three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
Total shareholders’ equity	$895,849	$897,792	$1,086,743
Less: goodwill	(59,630)	(59,630)	(59,630)
Add: deferred tax liability related to goodwill	5,059	4,671	3,507
Less: intangible assets, net	(20,893)	(22,229)	(26,239)
Tangible common equity (non-GAAP)	$820,385	$820,604	$1,004,381

Total assets	$4,913,587	$4,914,115	$5,257,543
Less: goodwill	(59,630)	(59,630)	(59,630)
Add: deferred tax liability related to goodwill	5,059	4,671	3,507
Less: intangible assets, net	(20,893)	(22,229)	(26,239)
Tangible assets (non-GAAP)	$4,838,123	$4,836,927	$5,175,181

Total shareholders’ equity to total assets	18.23%	18.27%	20.67%
Less: impact of goodwill and intangible assets, net	(1.27)%	(1.30)%	(1.26)%
Tangible common equity to tangible assets (non-GAAP)	16.96%	16.97%	19.41%

Common book value per share calculations:
Total shareholders' equity	$895,849	$897,792	$1,086,743
Divided by: ending shares outstanding	44,486,467	44,918	52,314,909
Common book value per share	$20.14	$19.99	$20.77

Tangible common book value per share calculations:
Tangible common equity	$820,385	$820,604	$1,004,381
Divided by: ending shares outstanding	44,486,467	44,918,336	52,314,909
Tangible common book value per share (non-GAAP)	$18.44	$18.27	$19.20

Tangible common book value per share, excluding accumulated other comprehensive income (loss) calculations:
Tangible common equity (non-GAAP)	$820,385	$820,604	$1,004,381
Less: accumulated other comprehensive income (loss)	(469)	6,756	(36,127)
Tangible common book value, excluding accumulated other comprehensive income (loss), net of tax	819,916	827,360	968,254
Divided by: ending shares outstanding	44,486,467	44,918,336	52,314,909
Tangible common book value per share, excluding accumulated other comprehensive income (loss), net of tax (non-GAAP)	$18.43	$18.42	$18.51

	As of and for the three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
Return on average assets	0.12%	0.08%	0.16%
Add: impact of goodwill and intangible assets, net	0.00%	0.00%	0.00%
Add: impact of core deposit intangible expense, after tax	0.07%	0.07%	0.06%
Return on average tangible assets (non-GAAP)	0.19%	0.15%	0.22%

Return on average equity	0.64%	0.42%	0.78%
Add: impact of goodwill and intangible assets, net	0.06%	0.07%	0.06%
Add: impact of core deposit intangible expense, after tax	0.40%	0.33%	0.33%
Return on average tangible common equity (non-GAAP)	1.10%	0.82%	1.17%

Yield on earning assets	4.25%	4.11%	4.27%
Add: impact of taxable equivalent adjustment	0.01%	0.00%	0.00%
Yield on earning assets (fully taxable equivalent) (non-GAAP)	4.26%	4.11%	4.27%

Net interest margin	3.93%	3.78%	3.88%
Add: impact of taxable equivalent adjustment	0.01%	0.00%	0.00%
Net interest margin (fully taxable equivalent) (non-GAAP)	3.94%	3.78%	3.88%

Application of Critical Accounting Policies
We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the fair value determination of assets acquired and liabilities assumed in business combinations and the application of acquisition accounting, the accounting for acquired loans and the related FDIC indemnification asset, the determination of the ALL, and the valuation of stock-based compensation. These critical accounting policies and estimates are summarized in the sections captioned “Application of Critical Accounting Policies” in Management's Discussion and Analysis in our 2013 Annual Report on Form 10-K, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for the year ended December 31, 2013. There have been no significant changes to the application of critical accounting policies since December 31, 2013.
Financial Condition
Total assets were $4.9 billion at both March 31, 2014 and December 31, 2013. We originated $217.0 million loans during the three months ended March 31, 2014, which grew the balances in our strategic portfolio at an annualized rate of 36.7%. Total non-strategic loan balances decreased $28.7 million, which was a reflection of our workout progress on troubled loans (many of which were covered). As a result, total loans were $2.0 billion at March 31, 2014, and grew $107.5 million from December 31, 2013. Our FDIC indemnification asset decreased $7.8 million during the three months ended March 31, 2014, primarily as a result of $7.6 million of amortization on the FDIC indemnification asset. The amortization resulted from an overall increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. These increases in cash flows also contributed to a net reclassification of $5.6 million of non-accretable difference to accretable yield during the period, which is being accreted to income over the remaining life of the loans. Total deposits increased $27.8 million from December 31, 2013 to March 31, 2014, which included an increase of $79.6 million in transaction deposits, partially offset by a $51.8 million decrease in time deposits as we sought to retain only those depositors who were interested in time deposits at market rate and developing a banking relationship and continued our focus on migrating toward a client-based deposit mix with higher concentrations of lower cost demand, savings and money market (“transaction”) deposits.
Investment Securities
Available-for-sale
Total investment securities available-for-sale were $1.7 billion at March 31, 2014, compared to $1.8 billion at December 31, 2013, a decrease of $64.7 million, or 3.6%. During the three months ended March 31, 2014, maturities and paydowns of available-for-sale securities totaled $72.3 million. There were no purchases of available-for-sale securities during the three months ended March 31, 2014. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated (in thousands):

	March 31, 2014				December 31, 2013
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Asset backed securities	$2,066	$2,068	0.12%	0.63%	$4,534	$4,537	0.26%	0.61%
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	465,901	472,956	27.49%	2.28%	490,321	494,990	27.72%	2.22%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,270,165	1,245,397	72.37%	1.85%	1,320,998	1,285,582	72.00%	1.83%
Other securities	419	419	0.02%	0.00%	419	419	0.02%	0.00%
Total investment securities available-for-sale	$1,738,551	$1,720,840	100.00%	1.96%	$1,816,272	$1,785,528	100.00%	1.94%
As of March 31, 2014, approximately 99.9% of the available-for-sale investment portfolio was backed by mortgages as compared to 99.7% at December 31, 2013. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At March 31, 2014 and December 31, 2013, adjustable rate securities comprised 7.6% and 7.8%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year maturities, with a weighted average coupon of 2.2% per annum, at March 31, 2014 and December 31, 2013.
The available-for-sale investment portfolio included $17.7 million and $30.7 million of net unrealized losses, at March 31, 2014 and December 31, 2013, respectively, inclusive of $19.4 million and $18.4 million of unrealized gains, respectively. In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.
The table below summarizes the contractual maturities of our available-for-sale investment portfolio as of March 31, 2014 (in thousands):

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Other securities		Total
	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield
Asset backed securities	$—	0.00%	$2,068	0.63%	$—	0.00%	$—	0.00%	$—	0.00%	$2,068	0.63%
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	8	1.27%	174,016	1.47%	298,932	2.76%	—	0.00%	472,956	2.28%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	0.00%	—	0.00%	11,357	3.09%	1,234,040	1.84%	—	0.00%	1,245,397	1.85%
Other securities	—	0.00%	—	0.00%	—	0.00%	—	0.00%	419	0.00%	419	0.00%
Total investment securities available-for-sale	$—	0.00%	$2,076	0.63%	$185,373	1.57%	$1,532,972	2.02%	$419	0.00%	$1,720,840	1.96%
The estimated weighted average life of the available-for-sale MBS portfolio as of March 31, 2014 and December 31, 2013 was 3.8 years and 3.9 years, respectively, the decrease of which is primarily due to adjustment in expected prepayment speeds. This estimate is based on various assumptions, including repayment characteristics, and actual results may differ. As of March 31, 2014, the duration of the total available-for-sale investment portfolio was 3.5 years and the asset-backed securities portfolio within the available-for-sale investment portfolio had a duration of 0.3 year. As of December 31, 2013, the duration of the total available-for-sale investment portfolio was 3.6 years and the asset-backed securities portfolio within the available-for-sale investment portfolio had a duration of 0.3 year.
 Held-to-maturity
At March 31, 2014, we held $616.2 million of held-to-maturity investment securities, compared to $641.9 million at December 31, 2013, a decrease of $25.7 million, or 4.0%. During the three months ended March 31, 2014 we did not purchase any held-to-maturity securities. Held-to-maturity investment securities are summarized as follows as of the date indicated (in thousands):

	March 31, 2014
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$492,294	$492,969	79.89%	3.31%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	123,927	121,154	20.11%	1.71%
Total investment securities held-to-maturity	$616,221	$614,123	100.00%	2.99%

	December 31, 2013
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$513,090	$511,489	79.93%	3.31%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	128,817	124,916	20.07%	1.70%
Total investment securities held-to-maturity	$641,907	$636,405	100.00%	2.99%
The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.
The fair value of the held-to-maturity investment portfolio was $614.1 million and $636.4 million, at March 31, 2014 and December 31, 2013, respectively, and included $2.1 million and $5.5 million of net unrealized losses for the respective periods. The table below summarizes the contractual maturities, as of the last scheduled repayment date, of our held-to-maturity investment portfolio as of March 31, 2014 (in thousands):

	Amortized cost	Weighted average yield
Due in one year or less	$—	0.00%
Due after one year through five years	—	0.00%
Due after five years through ten years	17,597	2.01%
Due after ten years	598,624	3.02%
Total	$616,221	2.99%
The estimated weighted average life of the held-to-maturity investment portfolio as of March 31, 2014 and December 31, 2013 was 3.8 years. As of March 31, 2014, the duration of the total held-to-maturity investment portfolio was 3.5 years and the duration of the entire investment securities portfolio was 3.5 years. As of December 31, 2013, the duration of the total held-to-maturity investment portfolio was 3.5 years and the duration of the entire investment securities portfolio was 3.6 years.

Loans Overview
Our loan portfolio at March 31, 2014 was comprised of new loans that we have originated and loans that were acquired in connection with our four acquisitions to date. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transaction are covered by loss sharing agreements with the FDIC.
As discussed in note 2 to our audited consolidated financial statements, in accordance with applicable accounting guidance, all acquired loans are recorded at fair value at the date of acquisition, and an allowance for loan losses is not carried over with the loans but, rather, the fair value of the loans encompasses both credit quality and contractual interest rate considerations. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Management accounted for all loans acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions under ASC 310-30, with the exception of loans with revolving privileges which were outside the scope of ASC 310-30. In our Bank Midwest transaction, we did not acquire all of the loans of the former Bank Midwest but, rather, selected certain loans based upon specific criteria of performance, adequacy of collateral, and loan type that were performing at the time of acquisition. As a result, none of the loans acquired in the Bank Midwest transaction are accounted for under ASC 310-30.
Consistent with differences in the accounting, the loan portfolio is presented in two categories: (i) ASC 310-30 loans and (ii) non 310-30 loans. The portfolio is further stratified based on (i) loans covered by FDIC loss sharing agreements, or “covered loans,” and (ii) loans that are not covered by FDIC loss sharing agreements, or “non-covered loans.” Additionally, inherent in the nature of acquiring troubled banks, only certain of our acquired clients conform to our long-term business model of in-market, relationship-oriented banking clients. We have developed a management tool to evaluate the progress of working out the troubled loans acquired in our FDIC-assisted acquisitions and the progress of organic loan growth, whereby we have designated loans as “strategic” or “non-strategic.” Strategic loans include all originated loans in addition to those acquired loans inside our operating markets that meet our credit risk profile. Identification as strategic for acquired loans was made at the time of acquisition. Criteria utilized in the designation of a loan as “strategic” include (a) geography, (b) total relationship with borrower and (c) credit metrics commensurate with our current underwriting standards. At March 31, 2014, strategic loans totaled $1.6 billion and had strong credit quality as represented by a non-accrual loans ratio of 0.24%. We believe this presentation of our loan portfolio provides a meaningful basis to understand the underlying drivers of changes in our loan portfolio balances.
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
For information regarding the loan portfolio composition and the breakdown of the portfolio between ASC 310-30 loans, non 310-30 loans, along with the amounts that are covered and non-covered, see note 4.
Strategic loans comprised 83.6% of the total loan portfolio at March 31, 2014, compared to 81.1% at December 31, 2013. The table below shows the loan portfolio composition categorized between strategic and non-strategic at the respective dates (in thousands):

	March 31, 2014			December 31, 2013
	Strategic	Non-strategic	Total	Strategic	Non-strategic	Total
Commercial	$513,669	$68,900	$582,569	$411,589	$71,906	$483,495
Commercial real estate	227,634	191,723	419,357	210,265	210,263	420,528
Owner-occupied commercial real estate	134,453	26,935	161,388	123,386	30,306	153,692
Agriculture	151,708	3,423	155,131	154,811	5,141	159,952
Residential real estate	581,451	27,774	609,225	570,455	29,469	599,924
Consumer	31,401	2,521	33,922	33,599	2,904	36,503
Total	$1,640,316	$321,276	$1,961,592	$1,504,105	$349,989	$1,854,094
Total loans increased $107.5 million from December 31, 2013, ending at $2.0 billion at March 31, 2014. The 5.8% increase in total loans was primarily driven by a $136.2 million increase in our strategic loan portfolio, partially offset by a $28.7 million decrease in our non-strategic loan portfolio. The increase in strategic loans of $136.2 million, or 36.7% annualized, at March 31, 2014 compared to December 31, 2013, was driven by strong loan originations. We successfully increased our balances in our strategic commercial, commercial real estate, owner occupied commercial real estate and residential real estate portfolios as we continued to generate new relationships with individuals and small to mid-sized businesses. We have experienced particularly strong loan growth in our commercial portfolio, which at March 31, 2014, was comprised of energy/oil/gas-related loans of $122.9 million, finance and insurance-related loans of $77.1 million, property management related loans of $71.2 million, and a variety of smaller subcategories of commercial and industrial loans. Our enterprise-level, dedicated special asset resolution team successfully worked out non-strategic loans acquired in our FDIC-assisted transactions, coupled with the repayment of non-strategic loans that do not conform to our business model of in-market, relationship-oriented loans with credit metrics commensurate with our current underwriting standards.
New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. New loan originations of $217.0 million were up $107.6 million, or 98.4% from the same period of the prior year as a result of the deployment of bankers and the development of our market presence. The following table represents new loan originations for the last five quarters (in thousands):

	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	2014	2013	2013	2013	2013
Commercial	$130,096	$159,931	$80,833	$24,982	$15,150
Commercial real estate	29,633	14,579	28,855	23,976	18,513
Owner-occupied commercial real estate	21,002	6,380	21,226	7,577	18,236
Agriculture	4,959	23,610	5,689	22,901	9,446
Residential real estate	27,812	36,113	51,749	86,161	45,808
Consumer	3,461	3,594	3,326	3,157	2,211
Total	$216,963	$244,207	$191,678	$168,754	$109,364

The tables below show the contractual maturities of our loans for the dates indicated (in thousands):

	March 31, 2014
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$135,019	$365,785	$81,765	$582,569
Commercial real estate	113,388	236,935	69,034	419,357
Owner-occupied commercial real estate	26,562	63,546	71,280	161,388
Agriculture	22,676	80,681	51,774	155,131
Residential real estate	27,204	49,342	532,679	609,225
Consumer	12,941	14,565	6,416	33,922
Total loans	$337,790	$810,854	$812,948	$1,961,592
Covered	$161,093	$82,765	$43,732	$287,590
Non-covered	176,697	728,089	769,216	1,674,002
Total loans	$337,790	$810,854	$812,948	$1,961,592

	December 31, 2013
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$128,368	$297,120	$58,007	$483,495
Commercial real estate	135,673	205,046	79,808	420,527
Owner-occupied commercial real estate	20,382	72,839	60,472	153,693
Agriculture	32,258	80,681	47,013	159,952
Residential real estate	36,085	52,079	511,760	599,924
Consumer	14,284	15,281	6,938	36,503
Total loans	$367,050	$723,046	$763,998	$1,854,094
Covered	$175,452	$96,216	$37,729	$309,397
Non-covered	191,598	626,830	726,269	1,544,697
Total loans	$367,050	$723,046	$763,998	$1,854,094

The stated interest rate sensitivity (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated (in thousands):

	March 31, 2014
	Fixed		Variable		Total
	Balance	Weighted average rate	Balance	Weighted average rate	Balance	Weighted average rate
Commercial	$125,885	4.05%	$302,312	3.85%	$428,197	3.91%
Commercial real estate	97,311	4.72%	100,293	3.75%	197,604	4.22%
Owner-occupied commercial real estate	65,491	4.52%	35,008	4.23%	100,499	4.42%
Agriculture	71,599	4.95%	39,615	4.59%	111,214	4.82%
Residential real estate	324,068	3.49%	211,957	3.64%	536,025	3.55%
Consumer	10,276	6.12%	4,497	4.16%	14,773	5.52%
Total loans with > 1 year maturity	$694,630	4.05%	$693,682	3.83%	$1,388,312	3.94%
Covered	$6,688	3.21%	$3,921	5.57%	$10,609	3.97%
Non-covered	687,942	4.06%	689,761	3.82%	1,377,703	3.94%
Total loans with > 1 year maturity	$694,630	4.05%	$693,682	3.83%	$1,388,312	3.94%

	December 31, 2013
	Fixed		Variable		Total
	Balance	Weighted average rate	Balance	Weighted average rate	Balance	Weighted average rate
Commercial	$76,521	4.36%	$248,795	3.79%	$325,316	3.93%
Commercial real estate	92,418	4.62%	83,678	3.81%	176,096	4.29%
Owner-occupied commercial real estate	59,939	4.61%	31,492	4.19%	91,431	4.46%
Agriculture	68,701	5.02%	35,898	4.47%	104,599	4.83%
Residential real estate	316,083	3.49%	208,361	3.64%	524,444	3.55%
Consumer	10,683	6.24%	4,617	4.20%	15,300	5.63%
Total loans with > 1 year maturity	$624,345	4.11%	$612,841	3.80%	$1,237,186	3.96%
Covered	$11,044	3.74%	$7,057	5.97%	$18,101	4.54%
Non-covered	613,301	4.11%	605,784	3.78%	1,219,085	3.95%
Total loans with > 1 year maturity	$624,345	4.11%	$612,841	3.80%	$1,237,186	3.96%
Accretable Yield
At March 31, 2014, the accretable yield balance was $119.3 million compared to $127.2 million at March 31, 2013. We re-measure the expected cash flows of all 28 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. During the three months ended March 31, 2014 and 2013, we reclassified $5.6 million and $14.9 million, net, from non-accretable difference to accretable yield, respectively, as a result of these remeasurements.
In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated (in thousands):

	March 31, 2014	December 31, 2013
Remaining accretable yield on loans accounted for under ASC 310-30	$119,298	$130,624
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	9,922	10,755
Total remaining accretable yield and fair value mark	$129,220	$141,379

Loss-Share Coverage
We have two loss sharing agreements with the FDIC for the assets related to the Hillcrest Bank acquisition and a separate loss sharing agreement that covers certain assets related to the Community Banks of Colorado acquisition, whereby the FDIC will reimburse us for a portion of the losses and expenses incurred as a result of the resolution and disposition of the covered assets of these banks. The details of these agreements are more fully described in Management's Discussion and Analysis in our 2013 Annual Report on Form 10-K.
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
As of March 31, 2014, we had incurred $203.8 million of estimated losses on our Hillcrest Bank covered assets since the beginning of the loss sharing agreement as measured by the FDIC's book value, substantially all of which was related to the commercial assets. Additionally, as of March 31, 2014, we had incurred approximately $137.7 million of estimated losses related to our Community Banks of Colorado loss sharing agreement. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.
Asset Quality
All of the assets acquired in our acquisitions were marked to fair value at the date of acquisition, and the fair value adjustments to loans included a credit quality component. We utilize traditional credit quality metrics to evaluate the overall credit quality of our loan portfolio; however, our credit quality ratios are limited in their comparability to industry averages or to other financial institutions because:
1. Any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments; and
2. 44.0% of our non-performing assets (by dollar amount) at March 31, 2014 were covered by loss sharing agreements with the FDIC.
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
Non-performing Assets
Non-performing assets consist of covered and non-covered non-accrual loans, accruing loans 90 days or more past due, troubled debt restructurings, OREO and other repossessed assets. However, loans and troubled debt restructurings accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Our non-performing assets included $6.9 million and $22.6 million of covered loans at March 31, 2014 and December 31, 2013, respectively, and $36.6 million and $38.8 million of covered OREO at March 31, 2014 and December 31, 2013, respectively. In addition to being covered by loss sharing agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.
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
During 2013, the Company identified one covered commercial and industrial loan pool accounted for under ASC 310-30 for which the cash flows were no longer reasonably estimable. In accordance with the guidance in ASC 310-30, this pool was put on non-accrual status. During the three months ended March 31, 2014, this loan pool, that had a balance of $14.8 million at December 31, 2013, was returned to accrual status due to improved performance and predictability of cash flows within that pool.
All other loans accounted for under ASC 310-30 were classified as performing assets at March 31, 2014 and December 31, 2013, as the carrying values of the respective loan or pool of loans cash flows were considered estimatable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all other acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented (in thousands):

	March 31, 2014			December 31, 2013
	Non-covered	Covered	Total	Non-covered	Covered	Total
Non-accrual loans:
Commercial	$650	$342	$992	$1,009	$15,098	$16,107
Commercial real estate	1,935	283	2,218	1,696	296	1,992
Agriculture	338	201	539	153	—	153
Residential real estate	4,416	1,349	5,765	4,468	1,377	5,845
Consumer	224	—	224	247	—	247
Total non-accrual loans	7,563	2,175	9,738	7,573	16,771	24,344
Loans past due 90 days or more and still accruing interest:
Commercial	25	—	25	—	115	115
Commercial real estate	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	28	—	28	14	—	14
Total accruing loans 90 days past due	53	—	53	14	115	129
Accruing restructured loans(1)	17,800	4,720	22,520	5,891	5,714	11,605
Total non-performing loans	$25,416	$6,895	$32,311	$13,478	$22,600	$36,078
OREO	29,418	36,565	65,983	31,300	38,825	70,125
Other repossessed assets	784	302	1,086	784	302	1,086
Total non-performing assets	$55,618	$43,762	$99,380	$45,562	$61,727	$107,289
Allowance for loan losses			$13,972			$12,521
Total non-performing loans to total non-covered, total covered, and total loans, respectively	1.52%	2.40%	1.65%	0.87%	7.30%	1.95%
Total non-performing assets to total assets			2.02%			2.18%
Allowance for loan losses to non-performing loans			43.24%			34.71%

(1)	Includes restructured loans less than 90 days past due and still accruing.
OREO of $66.0 million at March 31, 2014 includes $4.2 million of participant interests in OREO in connection with our repossession of collateral on loans for which we were the lead bank and we have a controlling interest. We have recorded a corresponding payable to those participant banks in other liabilities. The $66.0 million of OREO at March 31, 2014 excludes $10.6 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO.

During the three months ended March 31, 2014, $0.2 million of OREO was foreclosed on or otherwise repossessed and $4.1 million of OREO was sold. The OREO sales resulted in $0.1 million of non-covered losses and $0.7 million of covered gains that are subject to reimbursement to the FDIC at the applicable loss-share coverage percentage. OREO write-downs of $0.8 million were recorded during the three months ended March 31, 2014, of which $0.6 million, or 69.6%, were covered by FDIC loss sharing agreements. OREO balances decreased $4.1 million during the three months ended March 31, 2014 to $66.0 million, 55.4% of which was covered by FDIC loss sharing agreements, compared to OREO balances of $70.1 million at December 31, 2013, $38.8 million, or 55.4%, of which was covered by the FDIC loss sharing agreements.
Past Due Loans
Past due status is monitored as an indicator of credit deterioration. Covered and non-covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are generally considered to be performing as is further described above under “Non-Performing Assets.” One covered loan pool accounted for under ASC 310-30 that was put on non-accrual during 2013 was included in non-accrual loans at December 31, 2013, but was excluded from non-accrual loans at March 31, 2014 as the pool was again considered performing. The table below shows the past due status of loans accounted for under ASC 310-30 and loans not accounted for under ASC 310-30, based on contractual terms of the loans as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	ASC 310-30 loans	Non ASC 310-30 loans	Total loans	ASC 310-30 loans	Non ASC 310-30 loans	Total loans
Loans 30-89 days past due and still accruing interest	$25,873	$4,551	$30,424	$11,245	$2,854	$14,099
Loans 90 days past due and still accruing interest	47,789	53	47,842	55,864	129	55,993
Non-accrual loans	—	9,738	9,738	14,827	9,517	24,344
Total past due and non-accrual loans	$73,662	$14,342	$88,004	$81,936	$12,500	$94,436
Total past due covered loans	$58,289	$2,248	$60,537	$63,603	$2,284	$65,887
Total past due and non-accrual loans to total ASC 310-30 loans, total non 310-30 loans and total loans, respectively	18.12%	0.92%	4.49%	18.17%	0.89%	5.09%
Total non-accrual loans to total ASC 310-30 loans, total non 310-30 loans, and total loans, respectively	0.00%	0.63%	0.50%	3.29%	0.68%	1.31%
% of total past due and non-accrual loans that carry fair value adjustments	100.00%	46.78%	91.33%	100.00%	52.23%	93.68%
% of total past due and non-accrual loans that are covered by FDIC loss sharing agreements	79.13%	15.67%	68.79%	77.63%	18.27%	69.77%
During the three months ended March 31, 2014, total past due and non-accrual loans decreased slightly for loans accounted for under ASC 310-30 to 18.12% at March 31, 2014 from 18.17% of total loans accounted for under ASC 310-30 at December 31, 2013. Total past due and non-accrual loans not accounted for under ASC 310-30 increased slightly to 0.92% at March 31, 2014 from 0.89% at December 31, 2013 driven primarily by an increase in loans 30-89 days past due and still accruing. Total loans 30 days or more past due and still accruing interest and non-accrual loans represented 4.49% of total loans as of March 31, 2014, compared to 5.09% at December 31, 2013. Loans 30-89 days past due and still accruing interest increased $16.3 million at March 31, 2014 compared to December 31, 2013, and loans 90 days or more past due and still accruing interest decreased $8.2 million at March 31, 2014 compared to December 31, 2013, for a collective increase of total past due loans of $8.2 million. Non-accrual loans decreased $14.6 million from December 31, 2013 to March 31, 2014. The increase in past due loans and decrease in non-accrual loans is primarily because of the covered commercial and industrial loan pool accounted for under ASC 310-30, totaling $14.8 million at December 31, 2013, that was on non-accrual status was returned to accrual status during the first quarter of 2014 due to improved performance and predictability of cash flows within that pool.
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
Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically re-estimated and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses and, for loans covered by loss sharing agreements with the FDIC, a related adjustment to the FDIC indemnification asset for the portion of the loss that is covered by the loss sharing agreements. If the re-estimated expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the three months ended March 31, 2014 and 2013, these re-estimations resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, is reflected in increased accretion as well as an increased amount of accretable yield and is recognized over the expected remaining lives of the underlying loans as an adjustment to yield.
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
In evaluating the loan portfolio for an appropriate ALL level, unimpaired loans are grouped into segments based on broad characteristics such as primary use and underlying collateral. We have identified five primary loan segments that are further stratified into ten loan classes to provide more granularity in analyzing loss history and to allow for more definitive qualitative adjustments based upon specific factors affecting each loan class. Following are the loan classes within each of the five primary loan segments:

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
Multi-family
Owner-occupied
Non-owner occupied
Appropriate ALL levels are determined by segment and class utilizing risk ratings, loss history, peer loss history and qualitative adjustments. The qualitative adjustments consider the following risk factors:

•	economic/external conditions;

•	loan administration, loan structure and procedures;

•	risk tolerance/experience;

•	loan growth;

•	trends;

•	concentrations; and

•	other.
Historical loss data is categorized by segment and class and a loss rate is applied to loan balances. The loss rates are based on loan segment and class and utilize a credit risk rating migration analysis. Due to our relatively short historical loss history, we incorporate not only our own historical loss rates since the beginning of 2012, but we also utilize peer historical loss data based on a 20-quarter historical average net charge-off ratio on each loan type, relying on the Uniform Bank Performance Reports compiled by the Federal Financial Institutions Examinations Council (“FFIEC”). While we use our own loss history and peer loss history for both purchased and originated loans, we assign a higher portion of our own loss history to our purchased loans, because those loans are more seasoned and more of the actual losses in the portfolio have historically been in the purchased portfolio. For originated loans, we assign a higher portion of the peer loss history, as we believe that this is likely more indicative of losses inherent in the portfolio.

The collective resulting ALL for loans not accounted for under ASC 310-30 is calculated as the sum of the specific reserves and the general reserves. While these amounts are calculated by individual loan or segment and class, the entire ALL is available for any loan that, in our judgment, should be charged-off.
Non 310-30 ALL
During the three months ended March 31, 2014, we recorded $1.8 million of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support recent loan growth. During the three months ended March 31, 2014, substantially all of the net charge-offs were from the commercial loan segment. At March 31, 2014, there were eight impaired loans that carried specific reserves totaling $0.6 million compared to eight impaired loans that carried specific reserves totaling $0.9 million at December 31, 2013.
During the three months ended March 31, 2013, we recorded $1.1 million of provision for loan losses for loans not accounted for under ASC 310-30 as we provided for net loan charge-offs and risks inherent in the March 31, 2013 non 310-30 balances. During the three months ended March 31, 2013, $0.6 million of the $1.1 million of net charge-offs were from the commercial segment.
310-30 ALL
During the three months ended March 31, 2014, three loan pools accounted for under ASC 310-30 had previous valuation allowances of $169 thousand that were reversed as a result of an increase in expected cash flows. The remaining pools had net impairments of $115 thousand as a result of decreases in expected cash flows, resulting in a net provision reversal of $54 thousand, compared to a provision of $0.3 million during the three months ended March 31, 2013.
During the three months ended March 31, 2013, two loans pools accounted for under ASC 310-30 had previous valuation allowances of $1.1 million that were reversed as a result of an increase in expected cash flows. In addition, two pools had net impairments of $1.4 million as a result of decreases in expected cash flows, resulting in a net provision of $0.3 million for loans accounted for under ASC 310-30. Within the commercial real estate pools, $2.8 million of 310-30 loans were charged-off during the three months ended March 31, 2013. This activity resulted in an ending ALL for 310-30 loans of $2.1 million at March 31, 2013.
After considering the abovementioned factors, we believe that the ALL of $14.0 million and $12.5 million was adequate to cover probable losses inherent in the loan portfolio at March 31, 2014 and December 31, 2013, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the three months ended March 31, 2014 and 2013 (in thousands):

	March 31, 2014			March 31, 2013
	ASC 310-30 loans	Non 310-30 loans	Total	ASC 310-30 loans	Non 310-30 loans	Total
Beginning allowance for loan losses	$1,280	$11,241	$12,521	$4,652	$10,728	$15,380
Charge-offs:
Commercial	(2)	(386)	(388)	—	(629)	(629)
Commercial real estate	—	—	—	(2,812)	(259)	(3,071)
Agriculture	—	—	—	—	—	—
Residential real estate	—	(20)	(20)	—	(75)	(75)
Consumer	—	(171)	(171)	—	(233)	(233)
Total charge-offs	(2)	(577)	(579)	(2,812)	(1,196)	(4,008)
Recoveries	—	261	261	—	100	100
Net charge-offs	(2)	(316)	(318)	(2,812)	(1,096)	(3,908)
Provision for loan loss	(54)	1,823	1,769	309	1,108	1,417
Ending allowance for loan losses	$1,224	$12,748	$13,972	$2,149	$10,740	$12,889
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.00%	0.09%	0.07%	1.45%	0.44%	0.88%
Ratio of allowance for loan losses to total loans outstanding at period end, respectively	0.30%	0.82%	0.71%	0.29%	1.04%	0.73%
Ratio of allowance for loan losses to total non-covered loans outstanding at period end, respectively	0.75%	0.84%	0.83%	0.00%	0.00%	1.05%
Ratio of allowance for loan losses to total non-performing loans at period end, respectively	0.00%	39.45%	43.24%	0.00%	29.20%	0.00%
Ratio of allowance for loan losses to total non-performing, non-covered loans at period end, respectively	0.00%	50.16%	54.97%	0.00%	40.16%	0.00%
Total loans	$406,546	$1,555,046	$1,961,592	$730,249	$1,035,201	$1,765,450
Average total loans outstanding during the period	$424,335	$1,478,336	$1,902,671	$785,103	$1,011,137	$1,796,240
Total non-covered loans	$162,224	$1,511,778	$1,674,002	$263,572	$964,782	$1,228,354
Total non-performing loans	$—	$32,311	$32,311	$—	$36,775	$36,775
Total non-performing, covered loans	$—	$6,895	$6,895	$—	$10,029	$10,029

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented (in thousands):

	March 31, 2014
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$582,569	29.7%	$5,724	41.0%
Commercial real estate	580,745	29.6%	2,213	15.8%
Agriculture	155,131	7.9%	1,213	8.7%
Residential real estate	609,225	31.1%	4,234	30.3%
Consumer and overdrafts	33,922	1.7%	588	4.2%
Total	$1,961,592	100.0%	$13,972	100.0%
	December 31, 2013
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$483,495	26.1%	$4,258	34.0%
Commercial real estate	574,220	31.0%	2,276	18.2%
Agriculture	159,952	8.6%	1,237	9.9%
Residential real estate	599,924	32.3%	4,259	34.0%
Consumer and overdrafts	36,503	2.0%	491	3.9%
Total	$1,854,094	100.0%	$12,521	100.0%
During the three months ended March 31, 2014, the ALL allocated to commercial loans increased from 34.0% to 41.0% largely due to provisions of $1.9 million added during the period for loan growth in the non 310-30 commercial loan segment. ALL allocations remained relatively stable for all other loan segments during the period.
FDIC Indemnification Asset and Clawback Liability
At March 31, 2014, the FDIC indemnification asset was $56.7 million, compared to $64.4 million at December 31, 2013. The $56.7 million FDIC indemnification asset at March 31, 2014 was comprised of $41.7 million in projected future FDIC loss-share billing and $15.0 million representing increased client cash flows. In the three months ended March 31, 2014, we recognized $7.6 million of amortization on the FDIC indemnification asset as the performance of our covered assets improved. The amortization resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is primarily reflected in the increased accretable yield on loans accounted for under ASC 310-30, as most of the FDIC covered assets are accounted for under this guidance. The carrying value of the FDIC indemnification asset was further reduced by $29 thousand during the three months ended March 31, 2014 as a result of claims filed with the FDIC. During the three months ended March 31, 2014, we received $29 thousand in loss-share payments from the FDIC on the aforementioned claims. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.
During the three months ended March 31, 2013, we recognized $4.7 million of amortization related to the FDIC indemnification asset as a result of improved performance of our covered assets. We also reduced the carrying value of the FDIC indemnification asset by $9.1 million as a result of claims filed with the FDIC during the three months ended March 31, 2013. During the three months ended March 31, 2013, we received $57.9 million from the FDIC related to losses incurred during 2012.
Within 45 days of the end of each of the loss sharing agreements with the FDIC, we may be required to reimburse the FDIC in the event that our losses on covered assets do not reach the second tranche in each related loss sharing agreement, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At March 31, 2014 and December 31, 2013, this clawback liability was carried at $33.3 million and $32.5 million, respectively, and is included in Due to FDIC in our consolidated statements of financial condition.

Other Assets
Significant components of other assets were as follows as of the periods indicated (in thousands):

	March 31, 2014	December 31, 2013
Minority interest in participated other real estate owned	$10,627	$10,627
Accrued interest on interest bearing bank deposits and investment securities	5,380	5,221
Accrued interest on loans	6,817	6,134
Accrued income taxes receivable and deferred tax assets	48,157	54,032
Other assets	11,141	10,533
Total other assets	$82,122	$86,547
Other assets decreased $4.4 million, or 5.1%, during the three months ended March 31, 2014. The decrease was largely attributable to a $5.9 million decline in accrued income taxes receivable and the deferred tax assets during the three months ended March 31, 2014 primarily from the tax effect of unrealized gains on available-for-sale securities and, to a lesser degree, from tax liabilities generated during the three months ended March 31, 2014 and refunds of prior year tax overpayments received during the period.
Other Liabilities
Significant components of other liabilities were as follows as of the dates indicated (in thousands):

	March 31, 2014	December 31, 2013
Participant interest in other real estate owned	$4,243	$4,243
Accrued interest payable	3,112	3,058
Accrued expenses	11,141	15,425
Warrant liability	5,383	6,281
Other liabilities	3,389	7,578
Total other liabilities	$27,268	$36,585
Other liabilities decreased $9.3 million during the three months ended March 31, 2014. Accrued expenses for the three months ended March 31, 2014 decreased $4.3 million, or 27.8%, from December 31, 2013, primarily due to the payment of accrued annual bonuses and incentive compensation. Other liabilities decreased $4.2 million for the three months ended March 31, 2014, primarily due to a loan purchased during 2013 that settled during the three months ended March 31, 2014.
We have outstanding warrants to purchase 830,750 shares of our common stock, which are classified as a liability and included in other liabilities in our consolidated statements of financial condition. We revalue the warrants at the end of each reporting period using a Black-Scholes model and any change in fair value is reported in the statements of operations as “loss (gain) from change in fair value of warrant liability” in non-interest expense in the period in which the change occurred. The warrant liability decreased $0.9 million during the three months ended March 31, 2014 to $5.4 million. The value of the warrant liability, and the expense that results from an increase to this liability, is correlated to our stock price. Accordingly, an increase in our stock price results in an increase in the warrant liability and the associated expense. More information on the accounting and measurement of the warrant liability can be found in note 11 in this quarterly report or in notes 2 and 18 in our audited consolidated financial statements in our 2013 Annual Report on Form 10-K.

Deposits
Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
Non-interest bearing demand deposits	$689,248	17.8%	$674,989	17.6%
Interest bearing demand deposits	398,429	10.3%	386,762	10.1%
Savings accounts	245,429	6.4%	198,444	5.1%
Money market accounts	1,089,092	28.2%	1,082,427	28.2%
Total transaction deposits	2,422,198	62.7%	2,342,622	61.0%
Time deposits < $100,000	928,116	24.0%	971,431	25.3%
Time deposits > $100,000	515,782	13.3%	524,256	13.7%
Total time deposits	1,443,898	37.3%	1,495,687	39.0%
Total deposits	$3,866,096	100.0%	$3,838,309	100.0%
During the three months ended March 31, 2014, our total deposits increased $27.8 million, or 0.72%. Time deposits decreased $51.8 million, or 3.5%, during the three months ended March 31, 2014 and the mix of transaction deposits to total deposits improved to 62.7% at March 31, 2014, from 61.0% at December 31, 2013. At March 31, 2014 and December 31, 2013, we had $0.9 billion and $1.0 billion, respectively, of time deposits that were scheduled to mature within 12 months. Of the $0.9 billion in time deposits scheduled to mature within 12 months, $0.3 billion were in denominations of $100,000 or more, and $0.6 billion were in denominations less than $100,000.
Total deposits and client repurchase agreements averaged $3.9 billion during the first quarter, decreasing $54.6 million and was driven by the exiting of the California banking centers and the limited-service retirement centers on December 31, 2013. After adjusting for the exits, total deposits and client repurchase agreements were down $19.1 million, or 1.9% annualized, primarily due to fluctuations in client repurchase agreements.
Results of Operations
Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges, bank card income and FDIC loss sharing income. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, and data processing expense.
Overview of Results of Operations
We recorded net income of $1.4 million, or $0.03 per diluted share, during the three months ended March 31, 2014 compared to net income of $2.1 million, or $0.04 per diluted share, during the three months ended March 31, 2013. Net interest income totaled $43.3 million during the three months ended March 31, 2014 and decreased $2.2 million from the three months ended March 31, 2013. Average interest earning assets decreased $285.9 million from the three months ended March 31, 2013, as strong growth in the strategic loan portfolio of 42.2% was more than offset by the continued resolution of the acquired non-strategic loan portfolio, as well as a $401.6 million decrease in short-term investments attributable to stock repurchases and a reduction in total deposits. The net interest margin benefited from the relatively stable yield on interest earning assets, which was complemented by a nine basis point decrease in the cost of interest bearing liabilities, resulting in a six basis point widening of the margin to 3.94% (fully taxable equivalent) for the three months ended March 31, 2014 from 3.88% for the three months ended March 31, 2013.
Provision for loan loss expense was $1.8 million during the three months ended March 31, 2014 compared to $1.4 million during the three months ended March 31, 2013, an increase of $0.4 million. The increase in provision was primarily due to loan growth as credit quality improved and net charge-offs were lower by nearly $3.6 million compared to the three months ended March 31, 2013.
Non-interest income resulted in an expense of $0.4 million during the three months ended March 31, 2014, compared to income of $7.2 million during the same period in 2013. The decline of $7.5 million during the three months ended March 31, 2014 compared to the same period in 2013 was largely due to $2.9 million of additional FDIC indemnification asset amortization and a $4.2 million decline in other FDIC loss-sharing income due to better performance of the underlying covered assets.

Non-interest expense totaled $39.0 million during the three months ended March 31, 2014, compared to $47.9 million during the three months ended March 31, 2013, a decrease of $8.9 million, or 18.5%. The year-over-year decrease was attributable to a $4.7 million reduction in problem loan and OREO related expenses as the volume of problem assets has steadily diminished as a result of persistent workout efforts on the acquired troubled portfolio. A $2.2 million decline in salaries and benefits and a $0.8 million decline in professional fees were complemented by decreases in most other non-interest expense categories, as a result of efficiency initiatives implemented during the latter half of 2013.
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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2014 and 2013 (in thousands):

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
ASC 310-30 loans	$424,335	$16,900	15.93%	$785,103	$21,302	10.85%
Non 310-30 loans (1)(2)(3)(4)	1,480,674	16,506	4.52%	1,015,260	14,833	5.93%
Investment securities available-for-sale	1,779,739	8,647	1.94%	1,845,383	8,471	1.86%
Investment securities held-to-maturity	630,871	4,521	2.87%	552,832	4,777	3.50%
Other securities	31,658	389	4.92%	32,996	394	4.84%
Interest earning deposits and securities purchased under agreements to resell	130,355	81	0.25%	531,945	321	0.24%
Total interest earning assets(4)	$4,477,632	$47,044	4.26%	$4,763,519	$50,098	4.27%
Cash and due from banks	58,938			62,616
Other assets	386,388			481,154
Allowance for loan losses	(13,138)			(14,297)
Total assets	$4,909,820			$5,292,992
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,716,638	$1,057	0.25%	$1,738,410	$1,094	0.26%
Time deposits	1,464,120	2,449	0.68%	1,698,801	3,417	0.82%
Securities sold under agreements to repurchase	94,443	32	0.14%	46,784	18	0.16%
Total interest bearing liabilities	$3,275,201	$3,538	0.44%	$3,483,995	$4,529	0.53%
Demand deposits	667,009			645,904
Other liabilities	67,128			75,556
Total liabilities	4,009,338			4,205,455
Shareholders’ equity	900,482			1,087,537
Total liabilities and shareholders’ equity	$4,909,820			$5,292,992
Net interest income		$43,506			$45,569
Interest rate spread			3.82%			3.74%
Net interest earning assets	$1,202,431			$1,279,524
Net interest margin(4)			3.94%			3.88%
Ratio of average interest earning assets to average interest bearing liabilities	136.71%			136.73%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Includes originated loans with average balances of $1.2 billion and $552 million, interest income of $12 million and $7 million, and yields of 4.16% and 4.80% for the three months ended March 31, 2014 and 2013, respectively.

(3)
Non 310-30 loans include loans held-for-sale. Average balances during the three months ended March 31, 2014 and 2013 were $2.3 million and $4.1 million, and interest income was $45 thousand and $43 thousand for the same periods, respectively.

(4)
Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $159 thousand and $0 for the three months ended March 31, 2014 and 2013, respectively.

Net interest income totaled $43.3 million and $45.6 million for the three months ended March 31, 2014 and 2013, respectively. On a fully tax equivalent basis, net interest income totaled $43.5 million for the three months ended March 31, 2014. The net interest margin (fully tax equivalent) expanded six basis points from the same period in the prior year from 3.88% to 3.94%, and the interest rate spread (fully tax equivalent) expanded eight basis points to 3.82%. The year-over-year widening of the net interest margin was primarily driven by a nine basis point decrease in the cost of average interest bearing liabilities which was largely attributable to a 14 basis point decrease in the cost of average time deposits.
Average loans comprised $1.9 billion, or 42.5%, of total average interest earning assets during the three months ended March 31, 2014, compared to $1.8 billion, or 37.8% of total average interest earning assets, during the three months ended March 31, 2013. The increase in average balances is reflective of our loan originations outpacing the exit of the non-strategic loans. The yield on the ASC 310-30 loan portfolio was 15.93% during the three months ended March 31, 2014, compared to 10.85% during the same period of the prior year. This increase in yield was attributable to the effects of the favorable life-to-date transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loans. Average non 310-30 loan balances include originated loans with an average balance of $1.2 billion, interest income of $12.0 million, and a yield of 4.16% for the three months ended March 31, 2014.
Average investment securities comprised 53.8% of total interest earning assets during the three months ended March 31, 2014, compared to 50.3% during the three months ended March 31, 2013, the increase of which was largely due to the lower levels of excess cash in the interest earning assets. The continued low interest rate environment and lower re-investment yields experienced in 2013 have resulted in a two basis point decline in yields earned on the total investment portfolio during the three months ended March 31, 2014 compared to the same period of the prior year.
Average balances of interest bearing liabilities during the three months ended March 31, 2014 declined $208.8 million from the three months ended March 31, 2013, driven by a $234.7 million decrease in average time deposits and partially offset by a $47.7 million increase in securities sold under agreements to repurchase. During the three months ended March 31, 2014, total interest expense related to interest bearing liabilities was $3.5 million, compared to $4.5 million during the three months ended March 31, 2013. The resulting $1.0 million decrease in interest expense was attributable to a combination of lower average balances of time deposits and lower rates on time deposits as we continued our strategy of transitioning high-priced time deposits to lower-cost transaction accounts throughout 2013, and coupled with our exit of the four California and 32 retirement center banking locations on December 31, 2013. As a result of this successful strategy, we have increased our transaction deposits (defined as total deposits less time deposits) and client repurchase agreements as a percentage of total deposits and client repurchase agreements to 62.9% at March 31, 2014 from 58.9% at March 31, 2013. This strategy benefited the average cost of interest bearing liabilities through a nine basis point decrease to 0.44% during the three months ended March 31, 2014 from 0.53% during the three months ended March 31, 2013.

The following table summarizes the changes in net interest income by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 (in thousands):

	Three months ended March 31, 2014
	compared to
	Three months ended March 31, 2013
	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(14,368)	$9,966	$(4,402)
Non 310-30 loans(1)(2)	5,188	(3,515)	1,673
Investment securities available-for-sale	(319)	495	176
Investment securities held-to-maturity	559	(815)	(256)
Other securities	(16)	11	(5)
Interest earning deposits and securities purchased under agreements to resell	(250)	10	(240)
Total interest income	$(9,206)	$6,152	$(3,054)
Interest expense:
Interest bearing demand, savings and money market deposits	$(13)	$(24)	$(37)
Time deposits	(393)	(575)	(968)
Securities sold under agreements to repurchase	16	(2)	14
Total interest expense	(390)	(601)	(991)
Net change in net interest income	$(8,816)	$6,753	$(2,063)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)	Non 310-30 loans include loans held-for-sale.

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

	For the three months ended
	March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
Non-interest bearing demand	$667,009	0.00%	$676,959	0.00%	$668,400	0.00%	$649,323	0.00%	$645,904	0.00%
Interest bearing demand	394,452	0.09%	379,052	0.09%	460,971	0.14%	478,922	0.15%	486,015	0.17%
Money market accounts	1,098,041	0.32%	1,097,009	0.32%	1,088,084	0.32%	1,052,590	0.32%	1,057,847	0.32%
Savings accounts	224,145	0.18%	191,592	0.12%	195,650	0.11%	196,248	0.11%	194,548	0.13%
Time deposits	1,464,120	0.68%	1,544,223	0.70%	1,561,552	0.73%	1,628,332	0.77%	1,698,801	0.82%
Total average deposits	$3,847,767	0.37%	$3,888,835	0.38%	$3,974,657	0.40%	$4,005,415	0.42%	$4,083,115	0.45%
Provision for Loan Losses
The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $9.9 million on purchased non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.
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

	For the three months ended
	March 31,
	2014	2013
Provision for (recoupment of) impairment on loans accounted for under ASC 310-30	$(54)	$309
Provision for loan losses	1,823	1,108
Total provision for loan losses	$1,769	$1,417
During the three months ended March 31, 2014 and 2013 we recorded a provision recoupment of $54 thousand and a provision of $0.3 million, respectively, for impairment of loans accounted for under ASC 310-30 in connection with our periodic re-measurement of expected cash flows. The net provisions on the loans accounted for under ASC 310-30 reflect $169 thousand of provision recoupment as a result of increased cash flows across several pools for the three months ended March 31, 2014. These provision recoupments, when coupled with decreased expected future cash flows in our consumer loan pool resulted in the net provision recoupment for the three months ended March 31, 2014, respectively. The decreases in expected future cash flows are reflected immediately in our financial statements. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods.

Non-Interest Income (Expense)
The table below details the components of non-interest income (expense) during the three months ended March 31, 2014 and 2013, respectively (in thousands):

	For the three months ended
	March 31,
	2014	2013
FDIC indemnification asset amortization	$(7,608)	$(4,669)
FDIC loss sharing income (expense)	(957)	3,276
Service charges	3,540	3,687
Bank card fees	2,374	2,469
Gain on sale of mortgages, net	208	306
Gain on previously charged-off acquired loans	296	443
OREO related write-ups and other income	968	974
Other non-interest income	825	665
Total non-interest income (expense)	$(354)	$7,151
Non-interest income (expense) for the three months ended March 31, 2014 resulted in expense of $0.4 million compared to income of $7.2 million during the three months ended March 31, 2013. We recognized amortization of $7.6 million and $4.7 million during the three months ended March 31, 2014 and 2013, respectively, related to the FDIC indemnification asset. The amortization resulted from improved performance of the covered assets that resulted in lower expected reimbursements from the FDIC. Most of the FDIC covered assets are accounted for in the ASC 310-30 loan pools and the benefit of the increased client cash flows is primarily captured in the corresponding increased accretion rates on ASC 310-30 loans.
FDIC loss sharing income represents the income recognized in connection with the actual reimbursement of costs/recoveries of resolution of covered assets from the FDIC. FDIC loss sharing income (expense) activity during the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	For the three months ended
	March 31,
	2014	2013
Clawback liability amortization	$(328)	$(313)
Clawback liability remeasurement	(516)	573
Reimbursement to FDIC for gain on sale of and income from covered OREO	(918)	(860)
Reimbursement to FDIC for recoveries	(85)	(15)
FDIC reimbursement of covered asset resolution costs	890	3,891
Other FDIC loss sharing income (expense)	$(957)	$3,276
Other FDIC loss sharing income (expense) in our statement of operations was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $0.9 million during the three months ended March 31, 2014, offset with reimbursements to the FDIC for gains on sales of and income from covered OREO of $0.9 million and expense of $0.5 million related to the remeasurement of the clawback liability. The activity in the FDIC loss sharing income line fluctuates based on specific loan and OREO workout circumstances and may not be consistent from period to period.
Banking-related non-interest income (excludes FDIC-related non-interest income, gain on previously charged-off acquired loans and OREO related income) totaled $6.9 million during the three months ended March 31, 2014 and decreased $0.2 million, or 2.5%, from the three months ended March 31, 2013. Service charges, which represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts, decreased $0.1 million, or 4.0%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was largely due to declines in NSF charges.
Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. Bank card fees totaled $2.4 million during the three months ended March 31, 2014, and $2.5 million during the three months ended March 31, 2013.
Gain on previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor bank prior to takeover by the FDIC. During the three months ended March 31, 2014, these gains were $0.3 million compared to $0.4 million during the same periods in the prior year.

OREO related write-ups and other income include rental income and insurance proceeds received on OREO properties and write-ups to the fair-value of collateral that exceed the loan balance at the time of foreclosure. During the three months ended March 31, 2014 and 2013, these gains were $1.0 million for both periods.
Non-Interest Expense
Our operating strategy is to capture the efficiencies available by consolidating the operations of our acquisitions and several of our key operating objectives affect our non-interest expense. The table below details non-interest expense for the periods presented (in thousands):

	For the three months ended
	March 31,
	2014	2013
Salaries and benefits	$20,774	$22,956
Occupancy and equipment	6,474	5,965
Telecommunications and data processing	3,148	3,469
Marketing and business development	1,023	1,379
FDIC deposit insurance	1,045	1,047
ATM/debit card expenses	751	1,005
Professional fees	638	1,396
Other non-interest expense	2,409	2,908
Gain from change in fair value of warrant liability	(898)	(627)
Intangible asset amortization	1,336	1,336
Other real estate owned expenses	1,633	4,719
Problem loan expenses	685	2,331
Total non-interest expense	$39,018	$47,884
Non-interest expense totaled $39.0 million for the three months ended March 31, 2014 and declined $8.9 million, or 18.5%, from the months ended March 31, 2013. Operating expenses, which exclude OREO expenses, problem loan expenses and the impact from the change in the warrant liability, decreased $3.9 million, or 9.3% from the same period of 2013. The year-over-year decrease in operating expenses was attributable to efficiency initiatives implemented during the latter half of 2013, which provided decreases in most non-interest expense categories. Salaries and benefits is our largest component of non-interest expense and totaled $20.8 million for the three months ended March 31, 2014, compared to $23.0 million for the three months ended March 31, 2013. The 9.5% decrease in salaries and benefits was attributable to a decrease in base salaries as a result of efficiency initiatives, coupled with the exits of the California banking centers and limited-service retirement centers at December 31, 2013.
Occupancy and equipment expense totaled $6.5 million for the three months ended March 31, 2014, an increase of $0.5 million over the three months ended March 31, 2013.
 Marketing and business development expense totaled $1.0 million for the three months ended March 31, 2014 compared to $1.4 million during the three months ended March 31, 2013. This $0.4 million decrease was primarily due to the timing of advertising campaigns.
Significant components of our non-interest expense are our problem loan expenses and OREO related expenses. We incur these expenses in connection with the resolution process of our acquired troubled loan portfolios. During the three months ended March 31, 2014, we incurred $2.3 million of OREO and problem loan expenses, a $4.7 million decline from the prior year as the volume of problem assets has steadily diminished as a result of persistent workout efforts on the acquired troubled loan portfolio. Of the $2.3 million in collective OREO and problem loan expenses incurred during the three months ended March 31, 2014, $1.5 million were covered by loss sharing agreements with the FDIC.
Income taxes
Income tax expense for the three months ended March 31, 2014 and 2013 totaled $0.8 million and $1.3 million, respectively. These amounts equate to effective tax rates of 35.1% and 39.1% for the respective periods.
The decrease in the effective tax rate for three months ended March 31, 2014 compared to the three months ended March 31, 2013, was reflective of an increase in tax-exempt lending through the government and specialty lending group formed in 2013 and revaluation of the warrant liability, which is not taxable.

Additional information regarding income taxes can be found in note 21 of our audited consolidated financial statements in our 2013 Annual Report on Form 10-K.
Liquidity and Capital Resources
Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. Liquidity is represented by our cash and cash equivalents, securities purchased under agreements to resell and pledgeable investment securities, and is detailed in the table below as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Cash and due from banks	$65,785	$67,420
Due from Federal Reserve Bank of Kansas City	117,871	107,894
Interest bearing bank deposits	14,159	14,146
Unencumbered investment securities, at fair value	2,084,816	2,177,239
Total	$2,282,631	$2,366,699
Total on-balance sheet liquidity decreased $84.1 million from December 31, 2013 to March 31, 2014. The decrease was largely due to a reduction in available-for-sale and held-to-maturity securities balances.
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
Our primary uses of funds are loan originations, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses and debt payments, particularly subsequent to acquisitions and share repurchases. For additional information regarding our operating, investing, and financing cash flows, see our consolidated statements of cash flows in the accompanying unaudited consolidated interim financial statements.
Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At March 31, 2014, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $2.3 billion at March 31, 2014, inclusive of pre-tax net unrealized losses of $17.7 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $2.1 million of unrealized losses at March 31, 2014. The gross unrealized gains and losses are detailed in note 3 of our unaudited consolidated interim financial statements for the three months ended March 31, 2014. As of March 31, 2014, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.
At present, financing activities primarily consist of changes in repurchase agreements and deposits, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of March 31, 2014, $0.9 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.
In July 2011, we joined the FHLB of Des Moines and since have purchased $6.1 million of FHLB stock as is required by the membership agreement. Through this relationship, we have pledged qualifying loans and can obtain additional liquidity through FHLB advances.
NBH Bank is subject to specific dividend restrictions pursuant to the Operating Agreement with the OCC. Since the fourth quarter of 2013, the OCC Operating Agreement has permitted us to seek the OCC's non-objection to reduce capital levels at the Bank and to pay dividends to the holding company. In October 2013, NBH Bank received approval and a waiver from the OCC under the Operating Agreement to permanently reduce the bank’s capital by $313.0 million cash dividend that was paid to the holding company. At March 31, 2014, the holding company sources of funds were comprised of cash and cash equivalents on hand, which totaled $241.1 million. The holding company may seek to borrow funds and raise capital in the future, the success and terms of which will be subject to market conditions and other factors.
On January 23, 2014, the Board of Directors authorized a new program to repurchase up to $50.0 million of our common stock through December 31, 2014. This authorization replaced any remaining repurchase authorization under previous plans. Under the new program, the shares may be acquired from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. During the three months ended March 31, 2014, under this $50 million authorization, we repurchased 454,706 shares of our common stock at a weighted average price of $19.35, and all shares were held as treasury shares. Subsequent to March 31, 2014 and through May 9, 2014, we repurchased an additional 547,292 shares. These repurchases have brought our cumulative repurchases to 16.1% of shares outstanding since we started repurchasing our shares in late 2012. These repurchases were made under three different repurchase authorizations and through privately negotiated transactions at a weighted average price of $19.72 per share.
Additionally, on May 8, 2014, our Board of Directors declared a quarterly dividend of $0.05 per share, payable on June 13, 2014 to shareholders of record on May 30, 2014. We believe that our repurchases could serve to offset any future share issuances for future acquisitions.
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
Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at March 31, 2014. During the three months ended March 31, 2014, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate assets. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2014 and December 31, 2013:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	March 31, 2014	December 31, 2013
200	6.04%	4.09%
100	3.15%	2.32%
-50	-1.39%	-1.11%
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
As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have been steadily increasing and totaled 62.7% of total deposits at March 31, 2014 compared to 61.0% at December 31, 2013. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low interest bearing non-maturing deposit accounts and accordingly, we have no current plans to use brokered deposits in the near future.
Off-Balance Sheet Activities
In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of March 31, 2014 and December 31, 2013, we had loan commitments totaling $408.2 million and $383.9 million, respectively, and standby letters of credit that totaled $7.2 million and $5.9 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
During the most recently completed fiscal quarter, there was no change made in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.
Item 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our repurchases of our common stock during the three months ended March 31, 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2014	—	$—	—	50,000,000
February 1 - February 28, 2014(1)	10,791	19.84	10,791	42,838,505
February 1 - February 28, 2014(2)	371,600	19.27	371,600	42,838,505
March 1 - March 31, 2014(2)	83,106	19.69	83,106	41,202,407
Total	465,497	$19.36	465,497	$41,202,407
(1) These represent shares surrendered to the Company as part of a net vesting of restricted stock awards granted under the NBH Holdings Corp. 2009 Equity Incentive Plan.
(2) These share repurchases were part of publicly announced, Board approved, stock repurchase authorizations.
On January 23, 2014, the Board of Directors replaced the remaining authorization available with a new authorization to repurchase up to $50 million of our common stock through December 31, 2014.

Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

10.1
Transition and Consulting Agreement, dated April 7, 2014, by and among NBH Bank, N.A., National Bank Holdings Corporation and Donald Gaiter (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on April 8, 2014)

10.2	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Executive Officers)

10.3	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Executive Officers)

10.4	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: May 9, 2014