Form 10-Q
period 2014-06-30
National Bank Holdings Corp
filed 2014-08-08
CIK 1475841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of August 7, 2014, NBHC had outstanding 39,176,735 shares of Class A voting common stock and 3,027,774 shares of Class B non-voting common stock, each with $0.01 par value per share, excluding 1,149,014 shares of restricted Class A common stock issued but not yet vested.

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

PART I: FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS
NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$67,120	$67,420
Due from Federal Reserve Bank of Kansas City	91,767	107,894
Interest bearing bank deposits	14,172	14,146
Cash and cash equivalents	173,059	189,460
Investment securities available-for-sale (at fair value)	1,647,196	1,785,528
Investment securities held-to-maturity (fair value of $592,248 and $636,405 at June 30, 2014 and December 31, 2013, respectively)	588,382	641,907
Non-marketable securities	21,654	31,663
Loans (including covered loans of $262,857 and $309,397 at June 30, 2014 and December 31, 2013, respectively)	2,087,831	1,854,094
Allowance for loan losses	(15,572)	(12,521)
Loans, net	2,072,259	1,841,573
Loans held for sale	4,144	5,787
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, net	51,409	64,447
Other real estate owned	55,443	70,125
Premises and equipment, net	109,994	115,219
Goodwill	59,630	59,630
Intangible assets, net	19,556	22,229
Other assets	77,460	86,547
Total assets	$4,880,186	$4,914,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$719,248	$674,989
Interest bearing demand deposits	384,160	386,762
Savings and money market	1,324,880	1,280,871
Time deposits	1,428,045	1,495,687
Total deposits	3,856,333	3,838,309
Securities sold under agreements to repurchase	85,432	99,547
Due to FDIC	34,183	41,882
Other liabilities	40,305	36,585
Total liabilities	4,016,253	4,016,323
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 52,403,847 and 52,289,347 shares issued; 42,637,687 and 44,918,336 shares outstanding at June 30, 2014 and December 31, 2013, respectively	512	512
Additional paid in capital	991,440	990,216
Retained earnings	39,019	39,966
Treasury stock of 8,617,146 and 6,306,551 shares at June 30, 2014 and December 31, 2013, respectively, at cost	(172,114)	(126,146)
Accumulated other comprehensive income (loss), net of tax	5,076	(6,756)
Total shareholders’ equity	863,933	897,792
Total liabilities and shareholders’ equity	$4,880,186	$4,914,115
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income:
Interest and fees on loans	$33,054	$34,320	$66,301	$70,455
Interest and dividends on investment securities	12,606	13,596	25,774	26,844
Dividends on non-marketable securities	270	388	659	782
Interest on interest-bearing bank deposits	75	174	156	495
Total interest and dividend income	46,005	48,478	92,890	98,576
Interest expense:
Interest on deposits	3,556	4,171	7,062	8,682
Interest on borrowings	26	20	58	38
Total interest expense	3,582	4,191	7,120	8,720
Net interest income before provision for loan losses	42,423	44,287	85,770	89,856
Provision for loan losses	1,660	1,670	3,429	3,087
Net interest income after provision for loan losses	40,763	42,617	82,341	86,769
Non-interest income:
FDIC indemnification asset amortization	(5,959)	(2,966)	(13,567)	(7,635)
FDIC loss sharing (expense) income	(649)	1,193	(1,606)	4,469
Service charges	3,870	3,923	7,410	7,610
Bank card fees	2,559	2,558	4,933	5,027
Gain on sales of mortgages, net	202	474	410	780
Gain on previously charged-off acquired loans	232	451	528	894
OREO related write-ups and other income	1,010	1,012	1,978	1,986
Other non-interest income	896	679	1,721	1,344
Total non-interest income	2,161	7,324	1,807	14,475
Non-interest expense:
Salaries and benefits	20,428	23,768	41,202	46,724
Occupancy and equipment	6,209	5,870	12,683	11,835
Telecommunications and data processing	2,982	3,286	6,130	6,755
Marketing and business development	1,762	732	2,785	2,111
FDIC deposit insurance	1,035	1,006	2,080	2,053
ATM/debit card expenses	762	1,107	1,513	2,112
Professional fees	688	858	1,326	2,254
Other non-interest expense	2,749	3,549	5,158	6,457
(Gain) loss from the change in fair value of warrant liability	(580)	324	(1,478)	(303)
Intangible asset amortization	1,336	1,337	2,672	2,673
Other real estate owned expenses	1,402	2,497	3,035	7,216
Problem loan expenses	1,082	896	1,767	3,227
Total non-interest expense	39,855	45,230	78,873	93,114
Income before income taxes	3,069	4,711	5,275	8,130
Income tax expense	940	1,813	1,715	3,150
Net income	$2,129	$2,898	$3,560	$4,980
Income per share—basic	$0.05	$0.06	$0.08	$0.10
Income per share—diluted	$0.05	$0.06	$0.08	$0.10
Weighted average number of common shares outstanding:
Basic	43,868,164	52,055,434	44,341,276	52,187,295
Diluted	43,880,263	52,081,326	44,364,639	52,213,193
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$2,129	$2,898	$3,560	$4,980
Other comprehensive income, net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($3,343) and $15,838 for the three months ended June 30, 2014 and 2013, respectively; and net of tax (expense) benefit of ($8,305) and $17,711 for the six months ended June 30, 2014 and 2013, respectively.	5,436	(25,300)	13,505	(27,801)
	5,436	(25,300)	13,505	(27,801)
Net unrealized holding gains on securities transferred between available-for-sale to held-to-maturity:
Less: amortization of net unrealized holding gains to income, net of tax benefit of $509 and $987 for the three months ended June 30, 2014 and 2013, respectively; and net of tax benefit of $1,029 and $2,205 for the six months ended June 30, 2014 and 2013, respectively.	(829)	(1,577)	(1,673)	(3,522)
	(829)	(1,577)	(1,673)	(3,522)
Other comprehensive income (loss)	4,607	(26,877)	11,832	(31,323)
Comprehensive income (loss)	$6,736	$(23,979)	$15,392	$(26,343)
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Six Months Ended June 30, 2014 and 2013
(In thousands, except share and per share data)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total
Balance, December 31, 2012	$523	$1,006,194	$43,273	$(4)	$40,573	$1,090,559
Net income	—	—	4,980	—	—	4,980
Stock-based compensation	—	2,667	—	—	—	2,667
(Repurchase of 950,474 shares)/retirement of 240 treasury shares	(9)	(17,323)	—	4	—	(17,328)
Dividends paid ($.10 per share)	—	—	(5,312)	—	—	(5,312)
Other comprehensive loss	—	—	—	—	(31,323)	(31,323)
Balance, June 30, 2013	$514	$991,538	$42,941	$—	$9,250	$1,044,243
Balance, December 31, 2013	$512	$990,216	$39,966	$(126,146)	$(6,756)	$897,792
Net income	—	—	3,560	—	—	3,560
Stock-based compensation	—	1,603	—	—	—	1,603
Issuance under equity compensation plan	—	(368)	—	—	—	(368)
Change in corporate tax benefit related to stock-based compensation	—	(11)	—	—	—	(11)
Repurchase of 2,310,595 shares	—	—	—	(45,968)	—	(45,968)
Dividends paid ($.10 per share)	—	—	(4,507)	—	—	(4,507)
Other comprehensive income	—	—	—	—	11,832	11,832
Balance, June 30, 2014	$512	$991,440	$39,019	$(172,114)	$5,076	$863,933
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,560	$4,980
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	3,429	3,087
Depreciation and amortization	8,368	7,683
Current income tax receivable	13,510	3,721
Deferred income tax asset	(11,230)	(10,445)
Discount accretion, net of premium amortization on securities	2,534	10,274
Loan accretion	(34,020)	(46,210)
Net gain on sale of mortgage loans	(410)	(780)
Origination of loans held for sale, net of repayments	(17,179)	(32,678)
Proceeds from sales of loans held for sale	18,616	31,734
Amortization of indemnification asset	13,567	7,635
Gain on the sale of other real estate owned, net	(1,028)	(3,932)
Impairment on other real estate owned	880	7,148
Gain on sale of fixed assets	(123)	—
Stock-based compensation	1,603	2,667
Decrease in due to FDIC, net	(7,699)	(26)
Increase in other assets	(469)	(3,530)
Increase (decrease) in other liabilities	3,636	(3,995)
Net cash used in operating activities	(2,455)	(22,667)
Cash flows from investing activities:
Proceeds from redemption of FHLB stock	619	1,221
Proceeds from redemption of FRB stock	9,390	—
Maturities of investment securities held-to-maturity	50,561	107,338
Maturities of investment securities available-for-sale	157,870	314,954
Purchase of investment securities held-to-maturity	—	(127,784)
Purchase of investment securities available-for-sale	—	(693,977)
Increase in securities purchased under agreements to resell	—	(100,000)
Net (increase) decrease in loans	(202,059)	103,230
Purchase of premises and equipment, net	(347)	(4,320)
Proceeds from sales of loans	1,103	21,200
Proceeds from sales of other real estate owned	16,307	37,672
(Increase) decrease in FDIC indemnification asset	(529)	63,052
Net cash provided by (used in) investing activities	32,915	(277,414)
Cash flows from financing activities:
Net increase (decrease) in deposits	18,024	(212,992)
(Decrease) increase in repurchase agreements	(14,115)	69,194
Issuance under equity compensation plan	(379)	—
Payment of dividends	(4,423)	(5,217)
Repurchase of shares	(45,968)	(17,328)
Net cash used in financing activities	(46,861)	(166,343)
Decrease in cash and cash equivalents	(16,401)	(466,424)
Cash and cash equivalents at beginning of the year	189,460	769,180
Cash and cash equivalents at end of period	$173,059	$302,756
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,754	$9,241
Cash (received) paid during the period for taxes	$(542)	$9,892
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$1,477	$25,379
FDIC indemnification asset claims transferred to other assets	$(987)	$21,049
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

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
Note 3 Investment Securities
The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $2.2 billion at June 30, 2014 and $2.4 billion at December 31, 2013. Included in the aforementioned $2.2 billion was $1.6 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

Available-for-sale
Available-for-sale investment securities are summarized as follows as of the dates indicated (in thousands):

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Asset backed securities	$1,148	$1	$—	$1,149
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	443,794	10,198	—	453,992
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,210,767	10,789	(29,920)	1,191,636
Other securities	419	—	—	419
Total	$1,656,128	$20,988	$(29,920)	$1,647,196

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Asset backed securities	4,534	3	—	4,537
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	490,321	7,670	(3,001)	494,990
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,320,998	10,764	(46,180)	1,285,582
Other securities	419	—	—	419
Total	$1,816,272	$18,437	$(49,181)	$1,785,528
At June 30, 2014 and December 31, 2013, mortgage-backed securities represented 99.9% and 99.7%, respectively, of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).
The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	June 30, 2014
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$—	$—	$—	$—
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	39,566	(106)	786,394	(29,814)	825,960	(29,920)
Total	$39,566	$(106)	$786,394	$(29,814)	$825,960	$(29,920)

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

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
Management evaluated all of the available-for-sale securities in an unrealized loss position and concluded that no other-than-temporary-impairment existed at June 30, 2014 or December 31, 2013. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at June 30, 2014 were caused by changes in interest rates. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.
The Company pledges certain securities as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $189.7 million at June 30, 2014 and $177.6 million December 31, 2013. The increase in pledged available-for-sale investment securities was primarily attributable to an increase in average deposit account balances during the six months ended June 30, 2014, as well as an increase in pledged securities for derivative instruments. Certain investment securities may also be pledged as collateral should the Company utilize its line of credit at the FHLB of Des Moines; however, no investment securities were pledged for this purpose at June 30, 2014 or December 31, 2013.
Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.6 years as of June 30, 2014 and 3.9 years as of December 31, 2013. This estimate is based on assumptions and actual results may differ. Other securities of $0.4 million have no stated contractual maturity date as of June 30, 2014.
Held-to-maturity
At June 30, 2014 and December 31, 2013 the Company held $588.4 million and $641.9 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated (in thousands):

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$469,381	$6,765	$(237)	$475,909
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	119,001	324	(2,986)	116,339
Total investment securities held-to-maturity	$588,382	$7,089	$(3,223)	$592,248

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$513,090	$175	$(1,776)	$511,489
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	128,817	104	(4,005)	124,916
Total investment securities held-to-maturity	$641,907	$279	$(5,781)	$636,405
The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	June 30, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$39,290	$(237)	$39,290	$(237)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	40,498	(493)	57,698	(2,493)	98,196	(2,986)
Total	$40,498	$(493)	$96,988	$(2,730)	$137,486	$(3,223)

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$472,973	$(1,776)	$—	$—	$472,973	$(1,776)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	105,124	(4,005)	—	—	105,124	(4,005)
Total	$578,097	$(5,781)	$—	$—	$578,097	$(5,781)
Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no other-than-temporary-impairment existed at June 30, 2014 or December 31, 2013. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at June 30, 2014 were caused by changes in interest rates. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.
The carrying value of held-to-maturity investment securities pledged as collateral totaled $66.6 million and $68.5 million at June 30, 2014 and December 31, 2013, respectively. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of June 30, 2014 and

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

December 31, 2013 was 3.5 years and 3.8 years, respectively. This estimate is based on assumptions and actual results may differ.
Note 4 Loans
The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions of Bank of Choice and Community Banks of Colorado in 2011, and Hillcrest Bank and Bank Midwest in 2010. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transactions are covered by loss sharing agreements with the FDIC, and covered loans are presented separately from non-covered loans due to the FDIC loss-sharing agreements associated with these loans. Covered loans comprised 12.6% of the total loan portfolio at June 30, 2014, compared to 16.7% of the total loan portfolio at December 31, 2013.
The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30 Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality and loans not accounted for under this guidance, which includes our originated loans. The table also shows the amounts covered by the FDIC loss-sharing agreements as of June 30, 2014 and December 31, 2013. The carrying value of loans are net of discounts on loans excluded from Accounting Standards Codification (“ASC”) Topic 310-30, and fees and costs of $12.1 million and $13.3 million as of June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$45,844	$641,134	$686,978	32.9%
Agriculture	22,652	137,488	160,140	7.7%
Commercial real estate	238,771	352,066	590,837	28.3%
Residential real estate	45,472	571,565	617,037	29.5%
Consumer	5,538	27,301	32,839	1.6%
Total	$358,277	$1,729,554	$2,087,831	100.0%
Covered	$216,559	$46,298	$262,857	12.6%
Non-covered	141,718	1,683,256	1,824,974	87.4%
Total	$358,277	$1,729,554	$2,087,831	100.0%

	December 31, 2013
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$61,511	$421,984	$483,495	26.1%
Agriculture	27,000	132,952	159,952	8.6%
Commercial real estate	291,198	283,022	574,220	31.0%
Residential real estate	63,011	536,913	599,924	32.3%
Consumer	8,160	28,343	36,503	2.0%
Total	$450,880	$1,403,214	$1,854,094	100.0%
Covered	$259,364	$50,033	$309,397	16.7%
Non-covered	191,516	1,353,181	1,544,697	83.3%
Total	$450,880	$1,403,214	$1,854,094	100.0%
Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. During 2013, the Company determined that the cash flows of one covered commercial and industrial loan pool were no longer reasonably estimable, and in accordance with the guidance in ASC 310-30, this pool was put on non-accrual status. During the six months ended June 30, 2014, this loan pool was returned to accrual status due to improved performance and predictability of cash flows within that pool. At June 30, 2014, this loan pool had a carrying value of $12.2 million. Interest income is recognized on all accruing loans accounted for under ASC 310-30 through accretion of the difference between the carrying value of the loans and the expected cash flows.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and are included in loans 90 days or more past due and still accruing. At June 30, 2014 and December 31, 2013, $20.3 million and $9.5 million, respectively, of loans excluded from the scope of ASC 310-30 were on non-accrual and $14.8 million of loans accounted for under ASC 310-30 were on non-accrual status at December 31, 2013. Loan delinquency for all loans is shown in the following tables at June 30, 2014 and December 31, 2013, respectively (in thousands):

	Total Loans June 30, 2014
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial	$982	$408	$495	$1,885	$639,249	$641,134	$282	$13,054
Agriculture	69	—	365	434	137,054	137,488	—	520
Commercial real estate
Construction	—	—	—	—	11,407	11,407	—	—
Acquisition/development	43	—	—	43	8,610	8,653	—	—
Multifamily	—	97	—	97	10,938	11,035	—	63
Owner-occupied	161	640	34	835	115,382	116,217	28	864
Non owner-occupied	1,740	—	203	1,943	202,811	204,754	—	253
Total commercial real estate	1,944	737	237	2,918	349,148	352,066	28	1,180
Residential real estate
Senior lien	627	662	734	2,023	518,066	520,089	—	4,933
Junior lien	42	12	18	72	51,404	51,476	—	434
Total residential real estate	669	674	752	2,095	569,470	571,565	—	5,367
Consumer	86	18	7	111	27,190	27,301	7	211
Total loans excluded from ASC 310-30	$3,750	$1,837	$1,856	$7,443	$1,722,111	$1,729,554	$317	$20,332
Covered loans excluded from ASC 310-30	$10	$558	$328	$896	$45,402	$46,298	$—	$2,081
Non-covered loans excluded from ASC 310-30	3,740	1,279	1,528	6,547	1,676,709	1,683,256	317	18,251
Total loans excluded from ASC 310-30	$3,750	$1,837	$1,856	$7,443	$1,722,111	$1,729,554	$317	$20,332
Loans accounted for under ASC 310-30
Commercial	$244	$49	$4,428	$4,721	$41,123	$45,844	$4,428	$—
Agriculture	1,200	—	71	1,271	21,381	22,652	71	—
Commercial real estate	2,284	448	38,049	40,781	197,990	238,771	38,049	—
Residential real estate	506	485	1,823	2,814	42,658	45,472	1,823	—
Consumer	185	1	79	265	5,273	5,538	79	—
Total loans accounted for under ASC 310-30	$4,419	$983	$44,450	$49,852	$308,425	$358,277	$44,450	$—
Covered loans accounted for under ASC 310-30	$2,715	$443	$34,488	$37,646	$178,913	$216,559	$34,488	$—
Non-covered loans accounted for under ASC 310-30	1,704	540	9,962	12,206	129,512	141,718	9,962	—
Total loans accounted for under ASC 310-30	$4,419	$983	$44,450	$49,852	$308,425	$358,277	$44,450	$—
Total loans	$8,169	$2,820	$46,306	$57,295	$2,030,536	$2,087,831	$44,767	$20,332
Covered loans	$2,725	$1,001	$34,816	$38,542	$224,315	$262,857	$34,488	$2,081
Non-covered loans	5,444	1,819	11,490	18,753	1,806,221	1,824,974	10,279	18,251
Total loans	$8,169	$2,820	$46,306	$57,295	$2,030,536	$2,087,831	$44,767	$20,332

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

	Total Loans December 31, 2013
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial	$897	$156	$555	$1,608	$420,376	$421,984	$115	$1,280
Agriculture	188	7	—	195	132,757	132,952	—	153
Commercial real estate
Construction	316	—	—	316	5,023	5,339	—	—
Acquisition/development	45	—	—	45	7,975	8,020	—	1
Multifamily	1,003	—	—	1,003	9,681	10,684	—	1,096
Owner-occupied	52	7	21	80	93,367	93,447	—	692
Non owner-occupied	329	—	203	532	165,000	165,532	—	203
Total commercial real estate	1,745	7	224	1,976	281,046	283,022	—	1,992
Residential real estate
Senior lien	733	415	1,062	2,210	482,381	484,591	—	5,326
Junior lien	204	—	80	284	52,038	52,322	—	519
Total residential real estate	937	415	1,142	2,494	534,419	536,913	—	5,845
Consumer	191	21	23	235	28,108	28,343	14	247
Total loans excluded from ASC 310-30	$3,958	$606	$1,944	$6,508	$1,396,706	$1,403,214	$129	$9,517
Covered loans excluded from ASC 310-30	194	60	155	409	49,624	50,033	115	1,944
Non-covered loans excluded from ASC 310-30	3,764	546	1,789	6,099	1,347,082	1,353,181	14	7,573
Total loans excluded from ASC 310-30	$3,958	$606	$1,944	$6,508	$1,396,706	$1,403,214	$129	$9,517
Loans accounted for under ASC 310-30
Commercial	$582	$322	$4,505	$5,409	$56,102	$61,511	$4,505	$14,827
Agriculture	714	—	296	1,010	25,990	27,000	296	—
Commercial real estate	1,902	5,179	49,228	56,309	234,889	291,198	49,227	—
Residential real estate	977	977	1,817	3,771	59,240	63,011	1,817	—
Consumer	327	265	19	611	7,549	8,160	19	—
Total loans accounted for under ASC 310-30	$4,502	$6,743	$55,865	$67,110	$383,770	$450,880	$55,864	$14,827
Covered loans accounted for under ASC 310-30	$1,471	$4,949	$42,356	$48,776	$210,588	$259,364	$42,355	$14,827
Non-covered loans accounted for under ASC 310-30	3,031	1,794	13,509	18,334	173,182	191,516	13,509	—
Total loans accounted for under ASC 310-30	$4,502	$6,743	$55,865	$67,110	$383,770	$450,880	$55,864	$14,827
Total loans	$8,460	$7,349	$57,809	$73,618	$1,780,476	$1,854,094	$55,993	$24,344
Covered loans	$1,665	$5,009	$42,511	$49,185	$260,212	$309,397	$42,470	$16,771
Non-covered loans	6,795	2,340	15,298	24,433	1,520,264	1,544,697	13,523	7,573
Total loans	$8,460	$7,349	$57,809	$73,618	$1,780,476	$1,854,094	$55,993	$24,344

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of June 30, 2014 and December 31, 2013, respectively (in thousands):

	Total Loans June 30, 2014
	Pass	Special mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$603,990	$4,797	$32,210	$137	$641,134
Agriculture	127,659	201	9,628	—	137,488
Commercial real estate
Construction	11,407	—	—	—	11,407
Acquisition/development	4,540	—	4,113	—	8,653
Multifamily	10,971	—	44	20	11,035
Owner-occupied	110,718	164	5,335	—	116,217
Non owner-occupied	182,599	17,965	4,140	50	204,754
Total commercial real estate	320,235	18,129	13,632	70	352,066
Residential real estate
Senior lien	511,360	1,223	7,044	462	520,089
Junior lien	49,175	194	2,107	—	51,476
Total residential real estate	560,535	1,417	9,151	462	571,565
Consumer	27,089	—	212	—	27,301
Total loans excluded from ASC 310-30	$1,639,508	$24,544	$64,833	$669	$1,729,554
Covered loans excluded from ASC 310-30	$23,577	$2,875	$19,412	$434	$46,298
Non-covered loans excluded from ASC 310-30	1,615,931	21,669	45,421	235	1,683,256
Total loans excluded from ASC 310-30	$1,639,508	$24,544	$64,833	$669	$1,729,554
Loans accounted for under ASC 310-30
Commercial	$14,642	$2,276	$28,263	$663	$45,844
Agriculture	18,950	503	3,199	—	22,652
Commercial real estate	98,281	4,188	132,311	3,991	238,771
Residential real estate	30,296	842	14,334	—	45,472
Consumer	4,795	140	603	—	5,538
Total loans accounted for under ASC 310-30	$166,964	$7,949	$178,710	$4,654	$358,277
Covered loans accounted for under ASC 310-30	$73,409	$5,337	$133,160	$4,653	$216,559
Non-covered loans accounted for under ASC 310-30	93,555	2,612	45,550	1	141,718
Total loans accounted for under ASC 310-30	$166,964	$7,949	$178,710	$4,654	$358,277
Total loans	$1,806,472	$32,493	$243,543	$5,323	$2,087,831
Total covered	$96,986	$8,212	$152,572	$5,087	$262,857
Total non-covered	1,709,486	24,281	90,971	236	1,824,974
Total loans	$1,806,472	$32,493	$243,543	$5,323	$2,087,831

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

	Total Loans December 31, 2013
	Pass	Special mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$374,281	$9,882	$37,414	$407	$421,984
Agriculture	123,216	9,049	687	—	132,952
Commercial real estate
Construction	5,339	—	—	—	5,339
Acquisition/development	1,366	2,247	4,407	—	8,020
Multifamily	9,588	—	1,068	28	10,684
Owner-occupied	87,984	169	5,294	—	93,447
Non owner-occupied	142,159	18,536	4,837	—	165,532
Total commercial real estate	246,436	20,952	15,606	28	283,022
Residential real estate
Senior lien	475,041	1,495	7,620	435	484,591
Junior lien	49,874	200	2,248	—	52,322
Total residential real estate	524,915	1,695	9,868	435	536,913
Consumer	28,092	—	251	—	28,343
Total loans excluded from ASC 310-30	$1,296,940	$41,578	$63,826	$870	$1,403,214
Covered loans excluded from ASC 310-30	$22,175	$3,439	$24,005	$414	$50,033
Non-covered loans excluded from ASC 310-30	1,274,765	38,139	39,821	456	1,353,181
Total loans excluded from ASC 310-30	$1,296,940	$41,578	$63,826	$870	$1,403,214
Loans accounted for under ASC 310-30
Commercial	$23,129	$3,221	$34,440	$721	$61,511
Agriculture	21,900	1,117	3,983	—	27,000
Commercial real estate	115,903	12,493	157,748	5,054	291,198
Residential real estate	43,904	1,098	18,009	—	63,011
Consumer	6,921	244	995	—	8,160
Total loans accounted for under ASC 310-30	$211,757	$18,173	$215,175	$5,775	$450,880
Covered loans accounted for under ASC 310-30	$100,050	$8,498	$145,041	$5,775	$259,364
Non-covered loans accounted for under ASC 310-30	111,707	9,675	70,134	—	191,516
Total loans accounted for under ASC 310-30	$211,757	$18,173	$215,175	$5,775	$450,880
Total loans	$1,508,697	$59,751	$279,001	$6,645	$1,854,094
Total covered	$122,225	$11,937	$169,046	$6,189	$309,397
Total non-covered	1,386,472	47,814	109,955	456	1,544,697
Total loans	$1,508,697	$59,751	$279,001	$6,645	$1,854,094

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

Impaired Loans
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At June 30, 2014, the Company measured $24.9 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate and $13.8 million of impaired loans based on the fair value of the collateral less selling costs. Impaired loans totaling $9.6 million that individually were less than $250 thousand each, were measured through our general ALL reserves due to their relatively small size.
At June 30, 2014 and December 31, 2013, the Company’s recorded investments in impaired loans was $48.4 million and $21.6 million, respectively, of which $11.9 million and $7.7 million were covered by loss-sharing agreements, for the aforementioned periods. The increase in impaired loans was primarily in the commercial loan segment, and largely the result of two relationships, the first of which totaled $12.2 million and was fully secured and current as to principal and interest payments as of June 30, 2014. The second relationship totaled $6.0 million, is covered by loss-share and also current as to principal and interest payments as of June 30, 2014. Impaired loans had a collective related allowance for loan losses allocated to them of $0.7 million and $0.9 million at June 30, 2014 and December 31, 2013, respectively. Additional information regarding impaired loans at June 30, 2014 and December 31, 2013 is set forth in the table below (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

	Impaired Loans
	June 30, 2014			December 31, 2013
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$26,058	$24,679	$—	$4,981	$4,981	$—
Agriculture	8,971	8,965	—	—	—	—
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	987	929	—
Owner-occupied	1,790	1,567	—	1,872	1,655	—
Non-owner occupied	534	463	—	561	488	—
Total commercial real estate	2,324	2,030	—	3,420	3,072	—
Residential real estate
Senior lien	405	390	—	506	494	—
Junior lien	—	—	—	—	—	—
Total residential real estate	405	390	—	506	494	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance recorded	$37,758	$36,064	$—	$8,907	$8,547	$—
With a related allowance recorded:
Commercial	$1,831	$1,635	$147	$2,529	$2,379	$416
Agriculture	184	155	—	191	173	1
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	1	—
Multifamily	167	64	20	178	168	28
Owner-occupied	1,033	788	4	825	607	4
Non-owner occupied	677	667	52	640	628	4
Total commercial real estate	1,877	1,519	76	1,643	1,404	36
Residential real estate
Senior lien	8,218	7,235	490	8,147	7,266	474
Junior lien	1,731	1,512	14	1,815	1,605	16
Total residential real estate	9,949	8,747	504	9,962	8,871	490
Consumer	259	232	3	290	273	3
Total impaired loans with a related allowance recorded	$14,100	$12,288	$730	$14,615	$13,100	$946
Total impaired loans	$51,858	$48,352	$730	$23,522	$21,647	$946

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented (in thousands):

	For the six months ended
	June 30, 2014		June 30, 2013
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$25,329	$150	$8,079	$218
Agriculture	9,028	108	—	—
Commercial real estate
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Owner-occupied	1,603	47	4,086	154
Non owner-occupied	473	15	5,312	—
Total commercial real estate	2,076	62	9,398	154
Residential real estate
Senior lien	405	5	620	2
Junior lien	—	—	—	—
Total residential real estate	405	5	620	2
Consumer	—	—	—	—
Total impaired loans with no related allowance recorded	$36,838	$325	$18,097	$374
With a related allowance recorded:
Commercial	$1,793	$4	$1,708	$6
Agriculture	171	—	204	—
Commercial real estate
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	874	—	193	—
Owner-occupied	811	7	808	7
Non owner-occupied	659	13	765	7
Total commercial real estate	2,344	20	1,766	14
Residential real estate
Senior lien	7,344	52	7,166	42
Junior lien	1,540	30	1,523	25
Total residential real estate	8,884	82	8,689	67
Consumer	240	—	323	2
Total impaired loans with a related allowance recorded	$13,432	$106	$12,690	$89
Total impaired loans	$50,270	$431	$30,787	$463

Troubled debt restructurings
It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR. At June 30, 2014 and December 31, 2013, the Company had $23.7 million and $11.6 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment. Of these, $7.9 million and $5.7 million, respectively, were covered by FDIC loss-sharing agreements.
Non-accruing TDRs at June 30, 2014 and December 31, 2013 totaled $3.5 million and $3.6 million, respectively. Of these, $1.6 million and $1.7 million were covered by the FDIC loss-sharing agreements as of June 30, 2014 and December 31, 2013, respectively.
During the six months ended June 30, 2014, the Company restructured eleven loans with a recorded investment of $18.2 million to facilitate repayment. Substantially all of the loan modifications were an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The table below provides additional information related to accruing TDRs at June 30, 2014 and December 31, 2013 (in thousands):

	Accruing TDRs
	June 30, 2014
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDRs
Commercial	$11,260	$11,663	$11,261	$2,610
Agriculture	8,601	8,663	8,606	3
Commercial real estate	925	946	969	—
Residential real estate	2,895	2,925	2,919	4
Consumer	21	22	21	—
Total	$23,702	$24,219	$23,776	$2,617

	Accruing TDRs
	December 31, 2013
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDRs
Commercial	$6,079	$7,113	$6,084	$144
Agriculture	20	20	20	—
Commercial real estate	2,484	2,759	2,743	—
Residential real estate	2,995	3,055	3,023	12
Consumer	27	30	27	12
Total	$11,605	$12,977	$11,897	$168

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

The following table summarizes the Company’s carrying value of non-accrual TDRs as of June 30, 2014 and December 31, 2013 (in thousands):

	Non - Accruing TDRs
	June 30, 2014		December 31, 2013
	Covered	Non-covered	Covered	Non-covered
Commercial	$18	$475	$—	$535
Agriculture	—	17	—	—
Commercial real estate	265	88	296	98
Residential real estate	1,326	1,054	1,377	1,031
Consumer	—	212	—	237
Total	$1,609	$1,846	$1,673	$1,901
Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had four TDRs that were modified within the past 12 months and had defaulted on their restructured terms during the six months ended June 30, 2014. The defaulted TDRs consisted of agriculture, residential real estate, and consumer loans totaling $59 thousand.
During the six months ended June 30, 2013, the Company had one TDR that had been modified within the past 12 months that defaulted on its restructured terms. The defaulted TDR was a commercial real estate loan totaling $39 thousand. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest.
Loans accounted for under ASC Topic 310-30
Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large loans if circumstances specific to that loan warrant a prepayment assumption. No prepayments were presumed for small homogeneous commercial loans; however, prepayment assumptions are made that consider similar prepayment factors listed above for smaller homogeneous loans. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the six months ended June 30, 2014 and 2013 (in thousands):

	June 30, 2014	June 30, 2013
Accretable yield beginning balance	$130,624	$133,585
Reclassification from non-accretable difference	18,658	37,725
Reclassification to non-accretable difference	(909)	(2,755)
Accretion	(32,278)	(40,013)
Accretable yield ending balance	$116,095	$128,542
Below is the composition of the net book value for loans accounted for under ASC 310-30 at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Contractual cash flows	$859,126	$984,019
Non-accretable difference	(384,755)	(402,515)
Accretable yield	(116,095)	(130,624)
Loans accounted for under ASC 310-30	$358,276	$450,880

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

Note 5 Allowance for Loan Losses
The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30, 2014
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$5,724	$1,213	$2,213	$4,234	$588	$13,972
Non 310-30 beginning balance	5,581	548	1,977	4,169	473	12,748
Charge-offs	(26)	—	—	(49)	(184)	(259)
Recoveries	59	—	17	85	74	235
Provision	806	62	741	39	102	1,750
Non 310-30 ending balance	6,420	610	2,735	4,244	465	14,474
ASC 310-30 beginning balance	143	665	236	65	115	1,224
Charge-offs	—	—	—	—	(36)	(36)
Recoveries	—	—	—	—	—	—
Provision (reversals)	(142)	132	(2)	1	(79)	(90)
ASC 310-30 ending balance	1	797	234	66	—	1,098
Ending balance	$6,421	$1,407	$2,969	$4,310	$465	$15,572

	Three months ended June 30, 2013
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$3,286	$793	$2,975	$5,342	$493	$12,889
Non 310-30 beginning balance	2,875	524	2,492	4,356	493	10,740
Charge-offs	(624)	—	(684)	(549)	(208)	(2,065)
Recoveries	86	13	112	27	72	310
Provision (reversals)	(97)	(42)	193	499	114	667
Non 310-30 ending balance	2,240	495	2,113	4,333	471	9,652
ASC 310-30 beginning balance	411	269	483	986	—	2,149
Charge-offs	(407)	—	16	(566)	—	(957)
Recoveries	—	—	—	—	—	—
Provision (reversals)	42	—	(193)	1,154	—	1,003
ASC 310-30 ending balance	46	269	306	1,574	—	2,195
Ending balance	$2,286	$764	$2,419	$5,907	$471	$11,847

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

	Six months ended June 30, 2014
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$4,258	$1,237	$2,276	$4,259	$491	$12,521
Non 310-30 beginning balance	4,029	572	1,984	4,165	491	11,241
Charge-offs	(412)	—	—	(69)	(355)	(836)
Recoveries	117	—	54	175	150	496
Provision (recoupment)	2,686	38	697	(27)	179	3,573
Non 310-30 ending balance	6,420	610	2,735	4,244	465	14,474
ASC 310-30 beginning balance	229	665	292	94	—	1,280
Charge-offs	(2)	—	—	—	(36)	(38)
Recoveries	—	—	—	—	—	—
Provision (recoupment)	(226)	132	(58)	(28)	36	(144)
ASC 310-30 ending balance	1	797	234	66	—	1,098
Ending balance	$6,421	$1,407	$2,969	$4,310	$465	$15,572
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$147	$—	$76	$504	$3	$730
Non 310-30 loans collectively evaluated for impairment	6,273	610	2,659	3,740	462	13,744
ASC 310-30 loans	1	797	234	66	—	1,098
Total ending allowance balance	$6,421	$1,407	$2,969	$4,310	$465	$15,572
Loans:
Non 310-30 individually evaluated for impairment	$26,320	$9,121	$3,548	$9,137	$232	$48,358
Non 310-30 collectively evaluated for impairment	614,814	128,367	348,518	562,428	27,069	1,681,196
ASC 310-30 loans	45,844	22,652	238,771	45,472	5,538	358,277
Total loans	$686,978	$160,140	$590,837	$617,037	$32,839	$2,087,831

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

	Six months ended June 30, 2013
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$2,798	$592	$7,396	$4,011	$583	$15,380
Non 310-30 beginning balance	2,798	323	3,056	4,011	540	10,728
Charge-offs	(1,253)	—	(943)	(624)	(441)	(3,261)
Recoveries	95	13	112	41	149	410
Provision (recoupment)	600	159	(112)	905	223	1,775
Non 310-30 ending balance	2,240	495	2,113	4,333	471	9,652
ASC 310-30 beginning balance	—	269	4,340	—	43	4,652
Charge-offs	(407)	—	(2,796)	(566)	—	(3,769)
Recoveries	—	—	—	—	—	—
Provision (recoupment)	453	—	(1,238)	2,140	(43)	1,312
ASC 310-30 ending balance	46	269	306	1,574	—	2,195
Ending balance	$2,286	$764	$2,419	$5,907	$471	$11,847
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$296	$1	$49	$627	$8	$981
Non 310-30 loans collectively evaluated for impairment	1,944	494	2,064	3,706	463	8,671
ASC 310-30 loans	46	269	306	1,574	—	2,195
Total ending allowance balance	$2,286	$764	$2,419	$5,907	$471	$11,847
Loans:
Non 310-30 individually evaluated for impairment	$9,283	$206	$10,710	$9,198	$307	$29,704
Non 310-30 collectively evaluated for impairment	194,606	113,222	256,945	483,156	28,189	1,076,118
ASC 310-30 loans	73,326	42,121	409,361	81,779	10,878	617,465
Total loans	$277,215	$155,549	$677,016	$574,133	$39,374	$1,723,287
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
The Company had $24 thousand net charge-offs of non 310-30 loans during the three months ended June 30, 2014 and $0.3 million net charge-offs of non 310-30 loans during the six months ended June 30, 2014. With the exception of a large commercial and industrial loan that was added to non-accrual status during the second quarter of 2014, strong credit quality trends of the non 310-30 loan portfolio continued during the three and six months ended June 30, 2014, and, through management's evaluation, resulted in a provision for loan losses on the non 310-30 loans of $1.8 million and $3.6 million during the three and six months ended June 30, 2014, respectively.
During the six months ended June 30, 2014, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in a net reversal of impairment of $90 thousand and $144 thousand for the three and six months ended June 30, 2014, respectively, which was comprised of reversals of previous valuation allowances of $142 thousand and $226 thousand in the commercial segment during the three and six months ended June 30, 2014, respectively.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

The Company charged off $1.8 million and $2.9 million, net of recoveries, of non ASC 310-30 loans during the three and six months ended June 30, 2013, respectively. The Company had previously provided specific reserves for $1.3 million of the net charge-offs realized during the three and six months ended June 30, 2013. Improvements in credit quality trends of the non 310-30 portfolio were seen in both past due and non-performing loans during the three and six months ended June 30, 2013, which resulted in a provision for loan losses of $0.7 million and $1.8 million, respectively.
During the six months ended June 30, 2013, the Company's re-measurement of expected future cash flows of ASC 310-30 loans resulted in net impairments of $1.0 million and $1.3 million for the three and six months ended June 30, 2013, respectively. These impairments were primarily driven by the residential real estate segment, with $1.2 million and $2.1 million in impairments during the three and six months ended June 30, 2013, respectively. As a result of gross cash flow improvements during the three and six month ended June 30, 2013, the re-measurements resulted in a reversal of $0.2 million and $1.2 million, respectively, of impairment expense in the commercial real estate segment.
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
Below is a summary of the activity related to the FDIC indemnification asset during the six months ended June 30, 2014 and 2013 (in thousands):

	For the six months ended
	June 30, 2014	June 30, 2013
Balance at beginning of period	$64,447	$86,923
Amortization	(13,567)	(7,635)
FDIC portion of (recoveries) charge-offs exceeding fair value marks	(458)	1,644
Changes for FDIC loss share submissions	987	(21,049)
Balance at end of period	$51,409	$59,883
The $13.6 million of amortization of the FDIC indemnification asset recognized during the six months ended June 30, 2014 resulted from an overall increase in actual and expected cash flows of the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in overall expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the expected remaining lives of the underlying covered loans as an adjustment to yield. The loss claims filed with the FDIC are subject to review and approval, including extensive audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. During the six months ended June 30, 2014, the Company paid $987 thousand to the FDIC.
During the six months ended June 30, 2013, the Company recognized $7.6 million of amortization on the FDIC indemnification asset, and further reduced the carrying value of the FDIC indemnification asset by $21.0 million as a result of claims filed with the FDIC. During the six months ended June 30, 2013, the Company received $67.6 million in payments from the FDIC.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

Note 7 Other Real Estate Owned
A summary of the activity in the OREO balances during the six months ended June 30, 2014 and 2013 is as follows (in thousands):

	For the six months ended June 30,
	2014	2013
Beginning balance	$70,125	$94,808
Transfers from loan portfolio, at fair value	1,477	25,379
Impairments	(880)	(7,148)
Sales	(16,307)	(37,672)
Gain on sale of OREO, net	1,028	3,932
Ending balance	$55,443	$79,299
Of the $55.4 million of OREO at June 30, 2014, $30.8 million, or 55.5%, was covered by loss sharing agreements with the FDIC. At December 31, 2013, $38.8 million, or 55.4%, of the $70.1 million of OREO was covered by loss sharing agreements. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset.
The OREO balances include the interests of several outside participating banks totaling $0.4 million and $4.2 million at June 30, 2014 and December 31, 2013, respectively, for which an offsetting liability is recorded in other liabilities. It excludes $10.6 million, for both of the respective periods, of the Company’s minority interests in OREO which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests.
Note 8 Regulatory Capital
At June 30, 2014 and December 31, 2013, NBH Bank, N.A. and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the table below (in thousands):

	June 30, 2014
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	16.2%	$779,671	N/A	N/A	4%	$192,551
NBH Bank, N.A.	11.8%	564,072	10%	$478,985	4%	191,594
Tier 1 risk-based capital ratio (2)
Consolidated	33.2%	$779,671	6%	$141,004	4%	$94,003
NBH Bank, N.A.	24.2%	564,072	11%	256,215	4%	93,169
Total risk-based capital ratio (2)
Consolidated	33.9%	$795,643	10%	$235,006	8%	$188,005
NBH Bank, N.A.	24.9%	580,044	12%	279,507	8%	186,338

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

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
Note 9 FDIC Loss Sharing Income (Expense)
In connection with the loss sharing agreements that the Company has with the FDIC with regard to the Hillcrest Bank and Community Banks of Colorado transactions, the Company recognizes the actual reimbursement of costs of resolution of covered assets from the FDIC through the statements of operations. The table below provides additional details of the Company’s FDIC loss sharing income (expense) during the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Clawback liability amortization	$(336)	$(310)	$(664)	$(623)
Clawback liability remeasurement	(538)	76	(1,054)	649
Reimbursement to FDIC for gain on sale of and income from covered OREO	(782)	(1,241)	(1,700)	(2,101)
Reimbursement to FDIC for recoveries	(33)	(7)	(118)	(22)
FDIC reimbursement of covered asset resolution costs	1,040	2,675	1,930	6,566
Total	$(649)	$1,193	$(1,606)	$4,469
Note 10 Stock-based Compensation and Benefits
The Company provides stock-based compensation in accordance with shareholder-approved plans. During the second quarter of 2014, shareholders approved the 2014 Omnibus Incentive Plan (the "2014 Plan"). The 2014 Plan replaces the NBH Holdings Corp. 2009 Equity Incentive Plan (the "Prior Plan"), pursuant to which the Company granted equity awards prior to the approval of the 2014 Plan. Pursuant to the 2014 Plan, the compensation committee of the board of directors has the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons.
The aggregate number of Class A common stock available for issuance under the 2014 Plan is 4,614,967 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

To date, the Company has issued stock options and restricted stock under the plans. The compensation committee sets the option exercise price at the time of grant but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.
The Company issued stock options and restricted stock in accordance with the plans during the six months ended June 30, 2014. The following table summarizes stock option activity for the six months ended June 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,515,486	$19.92	6.13	$5,183,567
Granted	114,148	18.93
Forfeited	(680)	18.09
Surrendered	(9,705)	20.00
Exercised	(295)	20.00
Expired	(2,083)	20.00
Outstanding at June 30, 2014	3,616,871	$19.89	5.79	$383,087
Options fully vested and exercisable at June 30, 2014	2,927,248	$20.00	5.53	$—
Options expected to vest	643,478	$19.48	6.70	$331,520
Stock option expense is included in salaries and benefits in the accompanying consolidated statements of operations and totaled $0.3 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and $0.6 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was $1.3 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 0.8 years.
Expense related to non-vested restricted stock totaled $0.6 million and $0.7 million during the three months ended June 30, 2014 and 2013, respectively, and $1.0 million and $1.4 million during the six months ended June 30, 2014 and 2013, respectively, and is included in salaries and benefits in the Company’s consolidated statements of operations. As of June 30, 2014, there was $3.3 million of total unrecognized compensation cost related to non-vested restricted shares granted under the plans, which is expected to be recognized over a weighted average period of 0.9 years. The following table summarizes restricted stock activity for the six months ended June 30, 2014:

	Total Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2013	1,064,460	$15.16
Vested	(29,651)	19.50
Granted	143,267	18.95
Forfeited	(10,452)	13.36
Surrendered	(18,610)	19.16
Unvested at June 30, 2014	1,149,014	$15.47
Note 11 Warrants
At June 30, 2014 and December 31, 2013, the Company had 830,750 outstanding warrants to purchase Company stock. The warrants were granted to certain lead shareholders of the Company, all with an exercise price of $20.00 per share. The term of the warrants is for ten years from the date of grant and the expiration dates of the warrants range from October 20, 2019 to September 30, 2020. The fair value of the warrants was estimated to be $4.8 million and $6.3 million at June 30, 2014 and December 31, 2013, respectively. The fair value of the warrants was estimated using a Black-Scholes option pricing model utilizing the following assumptions at the indicated dates:

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

	June 30, 2014	December 31, 2013
Risk-free interest rate	1.79%	2.16%
Expected volatility	31.48%	33.80%
Expected term (years)	5-6	6-7
Dividend yield	1.00%	0.93%
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
The Company recorded a benefit of $0.6 million and $1.5 million for the three and six months ended June 30, 2014, respectively, and an expense of $0.3 million and a benefit $0.3 million for the three and six months ended June 30, 2013, respectively, in the consolidated statements of operations resulting from the change in fair value of the warrant liability.
Note 12 Common Stock
On January 23, 2014, the Board of Directors authorized a share repurchase program to repurchase up to $50 million of the Company’s common stock through December 31, 2014. This program replaced the previous $35 million share repurchase program approved during the fourth quarter of 2013. This share repurchase program authorizes the repurchase of shares from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. During the three and six months ended June 30, 2014, the Company repurchased 1,855,889 and 2,310,595 shares for $36.2 million and $45.0 million at a weighted average price of $19.50 and $19.47 per share, respectively. On July 17, 2014, the Board of Directors authorized a new share repurchase program for up to $50 million from time to time.
The Company had 39,609,913 shares of Class A common stock and 3,027,774 shares of Class B common stock outstanding as of June 30, 2014, and 41,890,562 shares of Class A common stock and 3,027,774 shares of Class B common stock outstanding as of December 31, 2013. Additionally, as of June 30, 2014 and December 31, 2013, the Company had 1,149,014 and 1,064,460 shares, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan and the Prior Plan.
Note 13 Income Per Share
The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 10.
The Company had 42,637,687 and 51,377,198 shares outstanding (inclusive of Class A and B) as of June 30, 2014 and 2013, respectively. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for three and six months ended June 30, 2014 and 2013, respectively.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

The following table illustrates the computation of basic and diluted income per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except share and earnings per share information):

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Distributed earnings	$2,231	$2,649	$4,507	$5,312
Undistributed earnings (distributions in excess of earnings)	(102)	249	(947)	(332)
Net income	$2,129	$2,898	$3,560	$4,980
Less: earnings allocated to participating securities	(11)	(7)	(17)	(7)
Earnings allocated to common shareholders	$2,118	$2,891	$3,543	$4,973
Weighted average shares outstanding for basic earnings per common share	43,868,164	52,055,434	44,341,276	52,187,295
Dilutive effect of equity awards	12,099	25,892	23,363	25,898
Weighted average shares outstanding for diluted earnings per common share	43,880,263	52,081,326	44,364,639	52,213,193
Basic earnings per share	$0.05	$0.06	$0.08	$0.10
Diluted earnings per share	$0.05	$0.06	$0.08	$0.10
The Company had 3,616,871 and 3,592,025 outstanding stock options to purchase common stock at weighted average exercise prices of $19.89 and $19.91 per share at June 30, 2014 and 2013, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, the Company had 830,750 outstanding warrants to purchase the Company’s common stock as of June 30, 2014 and 2013. The warrants have an exercise price of $20.00, which was out-of-the-money for purposes of dilution calculations during the three and six months ended June 30, 2014. The Company had 1,149,014 and 1,086,444 unvested restricted shares outstanding as of June 30, 2014 and 2013, respectively, which have performance, market and time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.
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
Fair values of derivative instrument of the balance sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013 (dollars in thousands).

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

Information about the valuation methods used to measure fair value is provided in note 16.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments
Interest rate products	Other assets	$—	$129	Other liabilities	$1,206	$—
Total derivatives designated as hedging instruments		$—	$129		$1,206	$—

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$715	$73	Other liabilities	$767	$74
Total derivatives not designated as hedging instruments		$715	$73		$767	$74
Fair value hedges of interest rate risk
Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2014, the Company had six interest rate swaps with a notional amount of $50.6 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. The Company had one outstanding interest rate swap with a notional amount of $10.0 million that was designated as a fair value hedge as of December 31, 2013.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2014, the Company recognized a net loss of $66.7 thousand and $139.6 thousand, respectively, in non-interest expense related to hedge ineffectiveness. During the three and six months ended June 30, 2013, the Company did not participate in fair value hedges that would result in hedge ineffectiveness.
Non-designated hedges
Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2014, the Company had seven matched interest rate swap transactions with an aggregate notional amount of $22.1 million related to this program. As of December 31, 2013, the Company had three matched interest rate swap transactions with an aggregate notional amount of $7.3 million related to this program.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

Effect of Derivative Instruments on the Consolidated Statement of Operations
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the three and six months ended June 30, 2014 and 2013 (in thousands).

Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives
		Three months ended June 30,		For the six months ended June 30,
		2014	2013	2014	2013
Interest rate products	Interest income	$(721)	$—	$(1,335)	$—
Total		$(721)	$—	$(1,335)	$—

Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on hedged items
		Three months ended June 30,		For the six months ended June 30,
		2014	2013	2014	2013
Interest rate products	Interest income	$655	$—	$1,195	$—
Total		$655	$—	$1,195	$—

		Amount of gain or (loss) recognized in income on derivatives
		Three months ended June 30,		For the six months ended June 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	2014	2013	2014	2013
Interest rate products	Other non-interest income	$(37)	$—	$(51)	—
Total		$(37)	$—	$(51)	—
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
As of June 30, 2014, the termination value of derivatives in a net liability position related to these agreements was $2.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of June 30, 2014, the Company had posted $1.9 million in eligible collateral.
Note 15 Commitments and Contingencies
In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At June 30, 2014 and December 31, 2013, the Company had

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

loan commitments totaling $438.7 million and $383.9 million, respectively, and standby letters of credit that totaled $8.1 million and $5.9 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure. Amounts funded under non-cancelable commitments in effect at the date of acquisition are covered under the applicable loss sharing agreements if certain conditions are met.
Total unfunded commitments at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014			December 31, 2013
	Covered	Non-covered	Total	Covered	Non-covered	Total
Commitments to fund loans
Residential	$—	$1,092	$1,092	$—	$1,303	$1,303
Commercial and commercial real estate	265	171,455	171,720	415	169,214	169,629
Construction and land development	—	29,998	29,998	—	2,911	2,911
Consumer	—	4,260	4,260	—	4,435	4,435
Credit card lines of credit	—	18,251	18,251	—	17,322	17,322
Unfunded commitments under lines of credit	11,962	201,380	213,342	13,162	175,177	188,339
Commercial and standby letters of credit	234	7,836	8,070	443	5,487	5,930
Total	$12,461	$434,272	$446,733	$14,020	$375,849	$389,869
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
June 30, 2014

Note 16 Fair Value Measurements
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
Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the six months ended June 30, 2014 and 2013, there were no transfers of financial instruments between the hierarchy levels.
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:
Fair Value of Financial Instruments Measured on a Recurring Basis
Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At June 30, 2014 and December 31, 2013, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At June 30, 2014 and December 31, 2013, the Company’s level 2 securities included asset backed securities, mortgage-backed securities comprised of residential mortgage pass-through securities, and other residential mortgage-backed securities. All other investment securities are classified as level 3.
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
June 30, 2014

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
The tables below present the financial instruments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 on the consolidated statements of financial condition utilizing the hierarchy structure described above (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Asset backed securities	$—	$1,149	$—	$1,149
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	453,992	—	453,992
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,191,636	—	1,191,636
Other securities	—	—	419	419
Derivatives	—	715	—	715
Total assets at fair value	$—	$1,647,492	$419	$1,647,911
Liabilities:
Warrant liability	$—	$—	$4,803	$4,803
Clawback liability	—	—	34,183	34,183
Derivatives	—	1,973	—	1,973
Total liabilities at fair value	$—	$1,973	$38,986	$40,959

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Asset backed securities	$—	$4,537	$—	$4,537
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	494,990	—	494,990
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,285,582	—	1,285,582
Other securities	—	—	419	419
Derivatives	—	202	—	202
Total assets at fair value	$—	$1,785,311	$419	$1,785,730
Liabilities:
Warrant liability	$—	$—	$6,281	$6,281
Clawback liability	—	—	32,465	32,465
Derivatives	—	74		74
Total liabilities at fair value	$—	$74	$38,746	$38,820
The table below details the changes in level 3 financial instruments during the six months ended June 30, 2014 and June 30, 2013 (in thousands):

	Warrant liability	Clawback liability
Balance at December 31, 2012	$5,461	$31,271
Change in value	(303)	(649)
Amortization	—	623
Net change in level 3	$(303)	$(26)
Balance at June 30, 2013	$5,158	$31,245
Balance at December 31, 2013	$6,281	$32,465
Change in value	(1,478)	1,054
Amortization	—	664
Net change in Level 3	(1,478)	1,718
Balance at June 30, 2014	$4,803	$34,183
Fair Value of Financial Instruments Measured on a Non-recurring Basis
Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.
The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During the six months ended June 30, 2014, the Company measured 29 loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $0.7 million at June 30, 2014. During the six months ended June 30, 2014, the Company added specific reserves of $0.3 million for seven loans with carrying balances of $2.7 million at

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014
June 30, 2014. The Company also eliminated specific reserves of $0.5 million for seven loans during the six months ended June 30, 2014, primarily due to pay downs on these loans.
The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.
OREO is recorded at the lower of the loan balance or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $0.9 million of OREO impairments in its consolidated statements of operations during the six months ended June 30, 2014, of which $0.6 million, or 65.1% , were on OREO that was covered by loss sharing agreements with the FDIC. During the six months ended June 30, 2013, the Company recognized $7.1 million of OREO impairments in its consolidated statements of financial condition, of which $5.2 million, or 72.9% , were on OREO that was covered by loss sharing agreements with the FDIC. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.
The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the six months ended June 30, 2014 (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total	Losses from fair value changes
Other real estate owned	$—	$—	$55,443	$55,443	$880
Impaired loans	—	—	48,352	48,352	1,242

	June 30, 2013
	Level 1	Level 2	Level 3	Total	Losses from fair value changes
Other real estate owned	$—	$—	$79,299	$79,299	$7,055
Impaired loans	—	—	29,704	29,704	5,455
The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the six months ended June 30, 2014.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of June 30, 2014. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved (in thousands):

	Fair value at June 30, 2014	Valuation Technique	Unobservable Input	Quantitative Measures
Other securities	$419	Cash investment in private equity fund	Cash investment
Impaired loans	48,352	Appraised value	Appraised values
			Discount rate	0-25%
Clawback liability	34,183	Contractually defined discounted cash flows	Intrinsic loss estimates	$323.3 million - $405 million
			Expected credit losses	—
			Discount rate	4%
Warrant liability	4,803	Black-Scholes	Volatility	19%-43%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

Note 17 Fair Value of Financial Instruments
The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado acquisitions, the Company recorded all of the acquired assets and assumed liabilities at fair value at the respective dates of acquisition. The fair value of financial instruments at June 30, 2014 and December 31, 2013, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

		June 30, 2014		December 31, 2013
	Level in fair value measurement hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
ASSETS:
Cash and cash equivalents	Level 1	$173,059	$173,059	$189,460	$189,460
Asset backed securities available-for-sale	Level 2	1,149	1,149	4,537	4,537
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	453,992	453,992	494,990	494,990
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	1,191,636	1,191,636	1,285,582	1,285,582
Other securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	469,381	475,909	513,090	511,489
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	119,001	116,339	128,817	124,916
Capital stock of FHLB	Level 2	6,024	6,024	6,643	6,643
Capital stock of FRB	Level 2	15,630	15,630	25,020	25,020
Loans receivable, net	Level 3	2,072,259	2,130,504	1,841,573	1,923,888
Loans held-for-sale	Level 2	4,144	4,144	5,787	5,787
Accrued interest receivable	Level 2	11,321	11,321	11,355	11,355
Derivatives	Level 2	715	715	202	202
LIABILITIES:
Deposit transaction accounts	Level 2	2,428,288	2,428,288	2,342,622	2,342,622
Time deposits	Level 2	1,428,045	1,431,007	1,495,687	1,498,798
Securities sold under agreements to repurchase	Level 2	85,432	85,432	99,547	99,547
Due to FDIC	Level 3	34,183	34,183	41,882	41,882
Warrant liability	Level 3	4,803	4,803	6,281	6,281
Accrued interest payable	Level 2	3,424	3,424	3,058	3,058
Derivatives	Level 2	1,973	1,973	74	74

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
June 30, 2014

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
Derivative assets and liabilities
Fair values for derivative assets and liabilities are fully described in note 16.
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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and six months ended June 30, 2014, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2013, 2012, and 2011. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.
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
In just over three years, we have completed the acquisition and integration of four problem or failed banks, three of which were FDIC-assisted. We have transformed these four banks into one collective banking operation with steadily increasing organic growth, prudent underwriting, and meaningful market share with continued opportunity for expansion. Our long-term business model utilizes our organic development infrastructure, low-risk balance sheet, continuous operational development and a disciplined acquisition strategy to create value and provide opportunities for growth.
As of June 30, 2014, we had $4.9 billion in assets, $2.1 billion in loans, $3.9 billion in deposits and $0.9 billion in equity. We believe that our established presence positions us well for growth opportunities in our current and complementary markets. Our focus is on building strong banking relationships with small to mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid financial services franchise with a sizable presence for deposit gathering and client relationship building necessary for growth.
Operating Highlights and Key Challenges
Our operations resulted in the following highlights as of and for the six months ended June 30, 2014 (except as noted):
Loan portfolio

•	Organic loan originations totaled $483.7 million for the six months ended June 30, 2014, representing a 73.9% increase from the same period of 2013.

•	As of June 30, 2014, we have $1.8 billion of loans outstanding that are associated with a “strategic” client relationship - a 39.6% annualized growth for the six months ended June 30, 2014.

•	Successfully exited $61.6 million, or 35.5% annualized, of the non-strategic loan portfolio.
Credit quality

•	Non 310-30 loans

◦	Strong loss-share coverage on 40.5% of non-performing assets.

◦	Net charge-offs on average non 310-30 loans remained low at 0.04% annualized.

•	ASC 310-30 loans

◦	Added a net $17.7 million to accretable yield for the acquired loans accounted for under ASC 310-30.

◦
The $14.8 million covered commercial and industrial loan pool that had previously been on non-accrual status was returned to accrual status during the first quarter of 2014 due to improved performance and predictability of cash flows within that pool.

Client deposit funded balance sheet

•	Average transaction deposits and client repurchase agreements increased $53.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, or 2.2%.

•	Transaction account balances improved to 63.0% of total deposits as of June 30, 2014 from 61.0% at December 31, 2013.

•	As of June 30, 2014, total deposits and client repurchase agreements made up 98.1% of our total liabilities.

•	We did not have any brokered deposits as of June 30, 2014.
Revenues and expenses

•
The average annual yield on our loan portfolio was 6.85% for the six months ended June 30, 2014 compared to 8.05% for the six months ended June 30, 2013, driven by the increasing originated loan balances coupled with declining balances of higher-yielding purchased loans.

•
Cost of deposits improved six basis points to 0.37% for the six months ended June 30, 2014 from 0.43% for the six months ended June 30, 2013 due to a $227.5 million decrease in average interest bearing deposits and a $31.9 million increase in average demand deposits.

•
Net interest margin widened to 3.89% during the six months ended June 30, 2014, compared to 3.82% during the six months ended June 30, 2013, driven by a seven basis points decrease in the cost of average interest bearing liabilities.

•
Operating costs before problem loan/OREO workout expenses and the benefit of the change in the warrant liability declined $7.4 million, or 8.9%, during the six months ended June 30, 2014, compared to the same period in 2013. The decrease in operating costs is attributable to branch reorganizations and implementation of effective cost controls.

•	Problem loan/OREO workout expenses totaled $4.8 million for the six months ended June 30, 2014, decreasing $5.6 million from the same period in 2013.
Strong capital position

•	As of June 30, 2014, our consolidated tier 1 leverage ratio was 16.2% and our consolidated tier 1 risk-based capital ratio was 33.2%.

•
The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC indemnification asset, net, in excess of 4.5%, an approximate yield on new loan originations, and discounted at 5%, adds $0.75 per share to our tangible book value per share as of June 30, 2014.

•	Tangible common book value per share was $18.53 before consideration of the excess accretable yield value of $0.75 per share.

•
During the six months ended June 30, 2014, we repurchased 2.3 million shares, or 5.1% of outstanding shares, at a weighted average price of $19.47 per share. Since late 2012 and through August 7, 2014, we have repurchased 10.2 million shares, or 19.5% of outstanding shares, at an attractive weighted average price of $19.70 per share.

•	On July 17, 2014, the Board of Directors approved a new authorization to repurchase up to $50.0 million of the Company’s common stock.
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
Our total loan balances increased $233.7 million during the six months ended June 30, 2014, or 25.4% annualized on the strength of $483.7 million of loan originations. While we have reached our loan growth inflection point, whereby total originations are now outpacing problem loan resolution, interest rates remain low and intense loan competition has been limiting the yields we have been able to obtain on interest earning assets. For example, our acquired loans generally have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. As a result, we expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and any growth in our interest income will be dependent on our ability to generate sufficient volumes of high-quality originated loans.
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
Within our consolidated results of operations, we specifically evaluate the following:
Net interest income - Net interest income represents the amount by which interest income on interest earning assets exceeds interest expense incurred on interest bearing liabilities. We generate interest income through interest and dividends on loans, investment securities and interest bearing bank deposits. Our acquired loans have generally produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield and, as a result, we have historically had downward pressure on our interest income. Solid loan origination growth is stabilizing interest income by offsetting the decrease in interest income, from the higher yielding purchased loans, with the interest income earned on new loan originations . We incur interest expense on our interest bearing deposits and repurchase agreements and would also incur interest expense on any future borrowings, including any debt assumed in acquisitions. We strive to maximize our interest income by acquiring and originating loans and investing excess cash in investment securities. Furthermore, we seek to minimize our interest expense through low-cost funding sources, thereby maximizing our net interest income.

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
In evaluating the financial statement line items described above, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for the periods indicated:

	As of and for the three months ended			As of and for the six months ended
	June 30, 2014	December 31, 2013	June 30, 2013	June 30, 2014	June 30, 2013
Key Ratios(1)
Return on average assets	0.17%	0.08%	0.22%	0.15%	0.19%
Return on average tangible assets(2)	0.25%	0.15%	0.29%	0.22%	0.26%
Return on average equity	0.96%	0.42%	1.08%	0.80%	0.93%
Return on average tangible common equity(2)	1.46%	0.82%	1.49%	1.28%	1.33%
Return on risk weighted assets	0.36%	0.19%	0.61%	0.31%	0.53%
Interest-earning assets to interest-bearing liabilities (end of period)(3)	138.53%	137.05%	137.95%	138.53%	137.95%
Loans to deposits ratio (end of period)	54.25%	48.46%	43.37%	54.25%	43.37%
Average equity to average assets	18.14%	19.02%	20.72%	18.24%	20.63%
Non-interest bearing deposits to total deposits (end of period)	18.65%	17.59%	16.75%	18.65%	16.75%
Net interest margin	3.81%	3.78%	3.77%	3.87%	3.82%
Net interest margin (fully taxable equivalent)(2)(4)	3.83%	3.78%	3.77%	3.89%	3.82%
Interest rate spread(5)	3.72%	3.66%	3.64%	3.77%	3.69%
Yield on earning assets	4.14%	4.11%	4.13%	4.19%	4.20%
Yield on earning assets (fully taxable equivalent)(2)(3)	4.16%	4.11%	4.13%	4.21%	4.20%
Cost of interest bearing liabilities(3)	0.44%	0.45%	0.49%	0.44%	0.51%
Cost of deposits	0.37%	0.38%	0.42%	0.37%	0.43%
Non-interest expense to average assets	3.27%	3.50%	3.49%	3.25%	3.58%
Efficiency ratio(6)	86.40%	93.36%	85.05%	87.01%	86.69%
Dividend payout ratio	100.00%	250.00%	83.33%	125.00%	100.00%

Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	2.12%	1.95%	2.77%	2.12%	2.77%
Covered non-performing loans to total non-performing loans	22.40%	62.64%	59.65%	22.40%	59.65%
Non-performing assets to total assets	2.07%	2.18%	2.46%	2.07%	2.46%
Covered non-performing assets to total non-performing assets	40.51%	57.53%	58.12%	40.51%	58.12%
Allowance for loan losses to total loans	0.75%	0.68%	0.69%	0.75%	0.69%
Allowance for loan losses to total non-covered loans	0.85%	0.81%	0.93%	0.85%	0.93%
Allowance for loan losses to non-performing loans	35.11%	34.71%	24.81%	35.11%	24.81%
Net charge-offs (recoveries) to average loans	0.01%	(0.07%)	0.63%	0.04%	0.76%

(1)	Ratios are annualized.

(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation on page 48.

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

About Non-GAAP Financial Measures
Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity,” "tangible common equity to tangible assets," and "fully taxable equivalent" metrics are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on a fully taxable equivalent basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.
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

	As of and for the three months ended
	June 30, 2014	December 31, 2013	June 30, 2013
Total shareholders’ equity	$863,933	$897,792	$1,044,243
Less: goodwill	(59,630)	(59,630)	(59,630)
Add: deferred tax liability related to goodwill	5,447	4,671	3,896
Less: intangible assets, net	(19,556)	(22,229)	(24,902)
Tangible common equity (non-GAAP)	$790,194	$820,604	$963,607

Total assets	$4,880,186	$4,914,115	$5,220,688
Less: goodwill	(59,630)	(59,630)	(59,630)
Add: deferred tax liability related to goodwill	5,447	4,671	3,896
Less: intangible assets, net	(19,556)	(22,229)	(24,902)
Tangible assets (non-GAAP)	$4,806,447	$4,836,927	$5,140,052

Total shareholders’ equity to total assets	17.70%	18.27%	20.00%
Less: impact of goodwill and intangible assets, net	(1.26)%	(1.30)%	(1.25)%
Tangible common equity to tangible assets (non-GAAP)	16.44%	16.97%	18.75%

Common book value per share calculations:
Total shareholders' equity	$863,933	$897,792	$1,044,243
Divided by: ending shares outstanding	42,637,687	44,918,336	51,377,198
Common book value per share	$20.26	$19.99	$20.33

Tangible common book value per share calculations:
Tangible common equity	$790,194	$820,604	$963,607
Divided by: ending shares outstanding	42,637,687	44,918,336	51,377,198
Tangible common book value per share (non-GAAP)	$18.53	$18.27	$18.76

Tangible common book value per share, excluding accumulated other comprehensive income (loss) calculations:
Tangible common equity (non-GAAP)	$790,194	$820,604	$963,607
Less: accumulated other comprehensive income (loss)	(5,076)	6,756	(9,250)
Tangible common book value, excluding accumulated other comprehensive income (loss), net of tax	785,118	827,360	954,357
Divided by: ending shares outstanding	42,637,687	44,918,336	51,377,198
Tangible common book value per share, excluding accumulated other comprehensive income (loss), net of tax (non-GAAP)	$18.41	$18.42	$18.58

	As of and for the three months ended			As of and for the six months ended
	June 30, 2014	December 31, 2013	June 30, 2013	June 30, 2014	June 30, 2013
Return on average assets	0.17%	0.08%	0.22%	0.15%	0.19%
Add: impact of goodwill and intangible assets, after tax, net	0.01%	0.00%	0.00%	0.00%	0.00%
Add: impact of core deposit intangible amortization expense, after tax	0.07%	0.07%	0.07%	0.07%	0.07%
Return on average tangible assets (non-GAAP)	0.25%	0.15%	0.29%	0.22%	0.26%

Return on average equity	0.96%	0.42%	1.08%	0.80%	0.93%
Add: impact of goodwill and intangible assets, after tax, net	0.09%	0.07%	0.08%	0.08%	0.08%
Add: impact of core deposit intangible amortization expense, after tax	0.41%	0.33%	0.33%	0.40%	0.32%
Return on average tangible common equity (non-GAAP)	1.46%	0.82%	1.49%	1.28%	1.33%

Yield on earning assets	4.14%	4.11%	4.13%	4.19%	4.20%
Add: impact of taxable equivalent adjustment	0.02%	0.00%	0.00%	0.02%	0.00%
Yield on earning assets (fully taxable equivalent) (non-GAAP)	4.16%	4.11%	4.13%	4.21%	4.20%

Net interest margin	3.81%	3.78%	3.77%	3.87%	3.82%
Add: impact of taxable equivalent adjustment	0.02%	0.00%	0.00%	0.02%	0.00%
Net interest margin (fully taxable equivalent) (non-GAAP)	3.83%	3.78%	3.77%	3.89%	3.82%

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
Financial Condition
Total assets were $4.9 billion at both June 30, 2014 and December 31, 2013. We originated $483.7 million loans during the six months ended June 30, 2014, which grew the balances in our strategic portfolio at an annualized rate of 39.6%. Total non-strategic loan balances decreased $61.6 million, or 35.5% annualized, which was a reflection of our successful workout progress on acquired problem loans (many of which were covered). As a result, total loans were $2.1 billion at June 30, 2014, and grew $233.7 million, or 25.4% annualized, from December 31, 2013. Our FDIC indemnification asset decreased $13.0 million during the six months ended June 30, 2014, primarily as a result of amortization that resulted from an overall increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. These increases in cash flows also contributed to a net reclassification of $17.7 million of non-accretable difference to accretable yield during the period, which is being accreted to income over the remaining life of the loans. Total deposits increased $18.0 million from December 31, 2013 to June 30, 2014, which included an increase of $85.7 million in lower cost demand, savings, and money market ("transaction") deposits, partially offset by a $67.6 million decrease in time deposits as we sought to retain only those depositors who were interested in time deposits at market rate and developing a banking relationship and continued our focus on migrating toward a client-based deposit mix with higher concentrations of transaction deposits.
Investment Securities
Available-for-sale
Total investment securities available-for-sale were $1.6 billion at June 30, 2014, compared to $1.8 billion at December 31, 2013, a decrease of $138.3 million, or 7.7%. During the six months ended June 30, 2014, maturities and pay downs of available-for-sale securities totaled $157.9 million. There were no purchases of available-for-sale securities during the six months ended June 30, 2014. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated (in thousands):

	June 30, 2014				December 31, 2013
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Asset-backed securities	$1,148	$1,149	0.07%	0.64%	$4,534	$4,537	0.26%	0.61%
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	443,794	453,992	27.56%	2.27%	490,321	494,990	27.72%	2.22%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,210,767	1,191,636	72.34%	1.82%	1,320,998	1,285,582	72.00%	1.83%
Other securities	419	419	0.03%	0.00%	419	419	0.02%	0.00%
Total investment securities available-for-sale	$1,656,128	$1,647,196	100.00%	1.94%	$1,816,272	$1,785,528	100.00%	1.94%
As of June 30, 2014, approximately 99.9% of the available-for-sale investment portfolio was backed by mortgages as compared to 99.7% at December 31, 2013. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At June 30, 2014 and December 31, 2013, adjustable rate securities comprised 7.6% and 7.8%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.2% per annum, at June 30, 2014 and December 31, 2013.
The available-for-sale investment portfolio included $8.9 million and $30.7 million of net unrealized losses, at June 30, 2014 and December 31, 2013, respectively, inclusive of $21.0 million and $18.4 million of unrealized gains, respectively. In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.
The estimated weighted average life of the available-for-sale MBS portfolio as of June 30, 2014 and December 31, 2013 was 3.6 years and 3.9 years, respectively, the decrease of which is primarily due to an adjustment in expected prepayment speeds. This estimate is based on various assumptions, including repayment characteristics, and actual results may differ. As of June 30, 2014, the duration of the total available-for-sale investment portfolio was 3.4 years. As of December 31, 2013, the duration of the total available-for-sale investment portfolio was 3.6 years.
 Held-to-maturity
At June 30, 2014, we held $588.4 million of held-to-maturity investment securities, compared to $641.9 million at December 31, 2013, a decrease of $53.5 million, or 8.3%. During the six months ended June 30, 2014 we did not purchase any held-to-maturity securities. Held-to-maturity investment securities are summarized as follows as of the date indicated (in thousands):

	June 30, 2014
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$469,381	$475,909	79.77%	3.30%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	119,001	116,339	20.23%	1.71%
Total investment securities held-to-maturity	$588,382	$592,248	100.00%	2.97%

	December 31, 2013
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$513,090	$511,489	79.93%	3.31%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	128,817	124,916	20.07%	1.70%
Total investment securities held-to-maturity	$641,907	$636,405	100.00%	2.99%
The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.
The fair value of the held-to-maturity investment portfolio was $592.2 million and $636.4 million, at June 30, 2014 and December 31, 2013, respectively, and included $3.9 million of net unrealized gains and $5.5 million of net unrealized losses for the respective periods.
The estimated weighted average life of the held-to-maturity investment portfolio was 3.5 years as of June 30, 2014 and 3.8 years as of December 31, 2013. As of June 30, 2014, the duration of the total held-to-maturity investment portfolio was 3.3 years and the duration of the entire investment securities portfolio was 3.4 years. As of December 31, 2013, the duration of the total held-to-maturity investment portfolio was 3.5 years and the duration of the entire investment securities portfolio was 3.6 years.

Loans Overview
At June 30, 2014 our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our four acquisitions to date. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transaction are covered by loss sharing agreements with the FDIC.

As discussed in note 4 to our audited consolidated financial statements, in accordance with applicable accounting guidance, all acquired loans are recorded at fair value at the date of acquisition, and an allowance for loan losses is not carried over with the loans but, rather, the fair value of the loans encompasses both credit quality and contractual interest rate considerations. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Management accounted for all loans acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions under ASC 310-30, with the exception of loans with revolving privileges which were outside the scope of ASC 310-30. In our Bank Midwest transaction, we did not acquire all of the loans of the former Bank Midwest but, rather, selected certain loans based upon specific criteria of performance, adequacy of collateral, and loan type that were performing at the time of acquisition. As a result, none of the loans acquired in the Bank Midwest transaction are accounted for under ASC 310-30.
Consistent with differences in the accounting, the loan portfolio is presented in two categories: (i) ASC 310-30 loans and (ii) non 310-30 loans. The portfolio is further stratified based on (i) loans covered by FDIC loss sharing agreements, or “covered loans,” and (ii) loans that are not covered by FDIC loss sharing agreements, or “non-covered loans.” Additionally, inherent in the nature of acquiring problem banks, only certain of our acquired clients conform to our long-term business model of in-market, relationship-oriented banking clients. We have developed a management tool to evaluate the progress of working out the problem loans acquired in our FDIC-assisted acquisitions and the progress of organic loan growth, whereby we have designated loans as “strategic” or “non-strategic.” Strategic loans include all originated loans in addition to those acquired loans inside our operating markets that meet our credit risk profile. Identification as strategic for acquired loans was made at the time of acquisition. Criteria utilized in the designation of a loan as “strategic” include (a) geography, (b) total relationship with borrower and (c) credit metrics commensurate with our current underwriting standards. At June 30, 2014, strategic loans totaled $1.8 billion and had strong credit quality as represented by a non-accrual loans ratio of 0.9%. We believe this presentation of our loan portfolio provides a meaningful basis to understand the underlying drivers of changes in our loan portfolio balances.
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
Strategic loans comprised 86.2% of the total loan portfolio at June 30, 2014, compared to 81.1% at December 31, 2013. The table below shows the loan portfolio composition categorized between strategic and non-strategic at the respective dates (in thousands):

	June 30, 2014			December 31, 2013
	Strategic	Non-strategic	Total	Strategic	Non-strategic	Total
Commercial	$627,588	$59,390	$686,978	$411,589	$71,906	$483,495
Agriculture	156,760	3,380	160,140	154,811	5,141	159,952
Owner-occupied commercial real estate	139,892	24,530	164,422	123,386	30,306	153,692
Commercial real estate	252,298	174,117	426,415	210,265	210,263	420,528
Residential real estate	592,239	24,798	617,037	570,455	29,469	599,924
Consumer	30,676	2,163	32,839	33,599	2,904	36,503
Total	$1,799,453	$288,378	$2,087,831	$1,504,105	$349,989	$1,854,094

Total loans increased $233.7 million from December 31, 2013, ending at $2.1 billion at June 30, 2014. The 12.6% increase in total loans was primarily driven by a $295.3 million increase in our strategic loan portfolio, partially offset by a $61.6 million decrease in our non-strategic loan portfolio. The increase in strategic loans of $295.3 million, or 39.6% annualized, at June 30, 2014 compared to December 31, 2013, was driven by strong loan originations. We successfully increased our balances in our strategic commercial, agriculture, owner-occupied commercial real estate, commercial real estate and residential real estate portfolios as we continued to generate new relationships with individuals and small to mid-sized businesses. We have experienced particularly strong loan growth in our commercial portfolio, which at June 30, 2014, was comprised of energy/oil/

gas-related loans of $144.0 million, finance and insurance-related loans of $66.3 million, manufacturing related loans of $90.0 million, property management related loans of $72.9 million, and a variety of smaller subcategories of commercial and industrial loans. Our enterprise-level, dedicated special asset resolution team has had continued success working out non-strategic loans acquired in our FDIC-assisted transactions, which complimented the repayment of non-strategic loans that do not conform to our business model of in-market, relationship-oriented loans with credit metrics commensurate with our current underwriting standards.
New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. New loan originations of $483.7 million during the six months ended June 30, 2014, were up $205.6 million, or 73.9% from the same period of the prior year as a result of market penetration and the deployment of specialized commercial lending groups during 2013. The following table represents new loan originations for the last five quarters (in thousands):

	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter
	2014	2014	2013	2013	2013
Commercial	$133,671	$130,096	$159,931	$80,833	$24,982
Agriculture	10,288	4,959	23,610	5,689	22,901
Owner-occupied commercial real estate	28,803	21,002	6,380	21,226	7,577
Commercial real estate	45,903	29,633	14,579	28,855	23,976
Residential real estate	44,539	27,812	36,113	51,749	86,161
Consumer	3,556	3,461	3,594	3,326	3,157
Total	$266,760	$216,963	$244,207	$191,678	$168,754

The tables below show the contractual maturities of our loans for the dates indicated (in thousands):

	June 30, 2014
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$122,993	$428,830	$135,155	$686,978
Agriculture	32,433	74,605	53,102	160,140
Owner-occupied commercial real estate	32,345	61,942	70,134	164,421
Commercial real estate	137,026	200,258	89,131	426,415
Residential real estate	27,094	42,053	547,891	617,038
Consumer	12,925	14,054	5,860	32,839
Total loans	$364,816	$821,742	$901,273	$2,087,831
Covered	$170,699	$49,665	$42,493	$262,857
Non-covered	194,117	772,077	858,780	1,824,974
Total loans	$364,816	$821,742	$901,273	$2,087,831

	December 31, 2013
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$128,368	$297,120	$58,007	$483,495
Agriculture	32,258	80,681	47,013	159,952
Owner-occupied commercial real estate	20,382	72,839	60,472	153,693
Commercial real estate	135,673	205,046	79,808	420,527
Residential real estate	36,085	52,079	511,760	599,924
Consumer	14,284	15,281	6,938	36,503
Total loans	$367,050	$723,046	$763,998	$1,854,094
Covered	$175,452	$96,216	$37,729	$309,397
Non-covered	191,598	626,830	726,269	1,544,697
Total loans	$367,050	$723,046	$763,998	$1,854,094

The stated interest rate sensitivity (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated (in thousands):

	June 30, 2014
	Fixed		Variable		Total
	Balance	Weighted average rate	Balance	Weighted average rate	Balance	Weighted average rate
Commercial	$158,575	3.95%	$387,584	3.48%	$546,159	3.62%
Agriculture	73,366	4.98%	34,888	4.72%	108,254	4.90%
Owner-occupied commercial real estate	70,460	4.43%	30,775	4.29%	101,235	4.39%
Commercial real estate	106,084	4.70%	107,244	3.44%	213,328	4.06%
Residential real estate	327,438	3.49%	228,843	3.61%	556,281	3.54%
Consumer	10,298	6.11%	4,616	4.09%	14,914	5.48%
Total loans with > 1 year maturity	$746,221	4.03%	$793,950	3.60%	$1,540,171	3.81%
Covered	$5,179	3.52%	$10,509	2.85%	$15,688	3.11%
Non-covered	741,042	4.03%	783,441	3.61%	1,524,483	3.82%
Total loans with > 1 year maturity	$746,221	4.03%	$793,950	3.60%	$1,540,171	3.81%

	December 31, 2013
	Fixed		Variable		Total
	Balance	Weighted average rate	Balance	Weighted average rate	Balance	Weighted average rate
Commercial	$76,521	4.36%	$248,795	3.79%	$325,316	3.93%
Agriculture	68,701	5.02%	35,898	4.47%	104,599	4.83%
Owner-occupied commercial real estate	59,939	4.61%	31,492	4.19%	91,431	4.46%
Commercial real estate	92,418	4.62%	83,678	3.81%	176,096	4.29%
Residential real estate	316,083	3.49%	208,361	3.64%	524,444	3.55%
Consumer	10,683	6.24%	4,617	4.20%	15,300	5.63%
Total loans with > 1 year maturity	$624,345	4.11%	$612,841	3.80%	$1,237,186	3.96%
Covered	$11,044	3.74%	$7,057	5.97%	$18,101	4.54%
Non-covered	613,301	4.11%	605,784	3.78%	1,219,085	3.95%
Total loans with > 1 year maturity	$624,345	4.11%	$612,841	3.80%	$1,237,186	3.96%
Accretable Yield
At June 30, 2014, the accretable yield balance was $116.1 million compared to $130.6 million at December 31, 2013. We re-measure the expected cash flows of all 28 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. During the six months ended June 30, 2014 and 2013, we reclassified a net $17.7 million and $35.0 million, respectively, from non-accretable difference to accretable yield, as a result of these remeasurements.
In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated (in thousands):

	June 30, 2014	December 31, 2013
Remaining accretable yield on loans accounted for under ASC 310-30	$116,095	$130,624
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	9,001	10,755
Total remaining accretable yield and fair value mark	$125,096	$141,379
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
Under the Hillcrest Bank and Community Banks of Colorado loss sharing agreements, the reimbursable losses from the FDIC are based on the book value of the related covered assets as determined by the FDIC at the date of acquisition, and the FDIC's book value does not necessarily correlate with our book value of the same assets. This difference is primarily because we recorded the assets at fair value at the date of acquisition in accordance with applicable accounting guidance.
As of June 30, 2014, we had incurred $203.3 million of estimated losses on our Hillcrest Bank covered assets since the beginning of the loss sharing agreement as measured by the FDIC's book value, substantially all of which was related to the commercial assets. Additionally, as of June 30, 2014, we had incurred approximately $137.8 million of estimated losses related to our Community Banks of Colorado loss sharing agreement. The claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.
Asset Quality
All of the assets acquired in our acquisitions were marked to fair value at the date of acquisition, and the fair value adjustments to loans included a credit quality component. We utilize traditional credit quality metrics to evaluate the overall credit quality of our loan portfolio; however, our credit quality ratios are limited in their comparability to industry averages or to other financial institutions because:
1. Any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments; and
2. 40.5% of our non-performing assets (by dollar amount) at June 30, 2014 were covered by loss sharing agreements with the FDIC.
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
Non-performing Assets
Non-performing assets consist of covered and non-covered non-accrual loans, accruing loans 90 days or more past due, troubled debt restructurings, OREO and other repossessed assets. However, loans and troubled debt restructurings accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Our non-performing assets included $9.9 million and $22.6 million of covered loans at June 30, 2014 and December 31, 2013, respectively, and $30.8 million and $38.8 million of covered OREO at June 30, 2014 and December 31, 2013, respectively. In addition to being covered by loss sharing agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.
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
During 2013, the Company identified one covered commercial and industrial loan pool accounted for under ASC 310-30, that had a balance of $14.8 million at December 31, 2013, for which the cash flows were no longer reasonably estimable. In accordance with the guidance in ASC 310-30, this pool was put on non-accrual status. During the six months ended June 30, 2014, this loan pool was returned to accrual status due to improved performance and predictability of cash flows within that pool. All other loans accounted for under ASC 310-30 were classified as performing assets at December 31, 2013.
All loans accounted for under ASC 310-30 were classified as performing assets at June 30, 2014, as the carrying values of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented (in thousands):

	June 30, 2014			December 31, 2013
	Non-covered	Covered	Total	Non-covered	Covered	Total
Non-accrual loans:
Commercial	$12,765	$289	$13,054	$1,009	$15,098	$16,107
Agriculture	319	201	520	153	—	153
Owner-occupied commercial real estate	752	112	864	565	127	692
Commercial real estate	163	153	316	1,131	169	1,300
Residential real estate	4,041	1,326	5,367	4,468	1,377	5,845
Consumer	211	—	211	247	—	247
Total non-accrual loans	18,251	2,081	20,332	7,573	16,771	24,344
Loans past due 90 days or more and still accruing interest:
Commercial	282	—	282	—	115	115
Agriculture	—	—	—	—	—	—
Owner-occupied commercial real estate	28	—	28	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	7	—	7	14	—	14
Total accruing loans 90 days past due	317	—	317	14	115	129
Accruing restructured loans(1)	15,847	7,855	23,702	5,891	5,714	11,605
Total non-performing loans	$34,415	$9,936	$44,351	$13,478	$22,600	$36,078
OREO	24,690	30,753	55,443	31,300	38,825	70,125
Other repossessed assets	884	160	1,044	784	302	1,086
Total non-performing assets	$59,989	$40,849	$100,838	$45,562	$61,727	$107,289
Allowance for loan losses			$15,572			$12,521
Total non-performing loans to total non-covered, total covered, and total loans, respectively	1.89%	3.78%	2.12%	0.87%	7.30%	1.95%
Total non-performing assets to total assets			2.07%			2.18%
Allowance for loan losses to non-performing loans			35.11%			34.71%

(1)	Includes restructured loans less than 90 days past due and still accruing.
During the six months ended June 30, 2014, total non-accrual loans decreased $4.0 million. Non-covered non-accrual loans increased $10.7 million from December 31, 2013 to June 30, 2014, primarily due to one non 310-30 loan relationship in the commercial segment, totaling $12.2 million, that was placed on non-accrual status during the six months ended June 30, 2014. The loans in this relationship were fully secured and current as to principal and interest payments at June 30, 2014. This increase in non-covered non-accrual loans was more than offset by a $14.7 million decrease in covered non-accrual loans as a result of the previously mentioned 310-30 loan pool that was returned to accrual status during the six months ended June 30, 2014.
During the six months ended June 30, 2014 accruing TDR's increased $12.1 million. The increase was primarily attributable to three loans in the commercial segment with a recorded balance of $9.3 million and four loans in the agriculture segment with a recorded balance of $8.6 million, all of which have been granted an extension of maturity. The $55.4 million of OREO at June 30, 2014 excludes $10.6 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO.

During the six months ended June 30, 2014, $1.5 million of OREO was foreclosed on or otherwise repossessed and $16.3 million of OREO was sold. The OREO sales resulted in $0.1 million of net non-covered losses and $1.1 million of net covered gains that are subject to reimbursement to the FDIC at the applicable loss-share coverage percentage. OREO write-downs of $0.9 million were recorded during the six months ended June 30, 2014, of which $0.6 million, or 65.0%, were covered by FDIC loss sharing agreements.
Past Due Loans
Past due status is monitored as an indicator of credit deterioration. Covered and non-covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are generally considered to be performing as is further described above under “Non-Performing Assets.” One covered loan pool accounted for under ASC 310-30 that was put on non-accrual during 2013 was included in non-accrual loans at December 31, 2013, but was excluded from non-accrual loans during the six months ended June 30, 2014 as the pool was again considered performing. The table below shows the past due status of loans accounted for under ASC 310-30 and loans not accounted for under ASC 310-30, based on contractual terms of the loans as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	ASC 310-30 loans	Non ASC 310-30 loans	Total loans	ASC 310-30 loans	Non ASC 310-30 loans	Total loans
Loans 30-89 days past due and still accruing interest	$5,402	$4,267	$9,669	$11,245	$2,854	$14,099
Loans 90 days past due and still accruing interest	44,450	317	44,767	55,864	129	55,993
Non-accrual loans	—	20,332	20,332	14,827	9,517	24,344
Total past due and non-accrual loans	$49,852	$24,916	$74,768	$81,936	$12,500	$94,436
Total past due covered loans	$37,646	$2,151	$39,797	$63,603	$2,284	$65,887
Total past due and non-accrual loans to total ASC 310-30 loans, total non 310-30 loans and total loans, respectively	13.91%	1.44%	3.58%	18.17%	0.89%	5.09%
Total non-accrual loans to total ASC 310-30 loans, total non 310-30 loans, and total loans, respectively	0.00%	1.18%	0.97%	3.29%	0.68%	1.31%
% of total past due and non-accrual loans that carry fair value adjustments	100.00%	27.44%	75.82%	100.00%	52.23%	93.68%
% of total past due and non-accrual loans that are covered by FDIC loss sharing agreements	75.52%	8.63%	53.23%	77.63%	18.27%	69.77%
Loans 30-89 days past due and still accruing interest decreased by $4.4 million from December 31, 2013 to June 30, 2014, and loans 90 days or more past due and still accruing interest decreased $11.2 million at June 30, 2014 compared to December 31, 2013, for a collective decrease in total past due loans of $15.7 million. Non-accrual loans decreased $4.0 million from December 31, 2013 to June 30, 2014. The decrease in non-accrual loans was primarily because of the covered commercial and industrial loan pool accounted for under ASC 310-30 that was on non-accrual status at December 31, 2013, with a balance $14.8 million, was returned to accrual status during the six months ended June 30, 2014. This decrease was partially offset by the addition to non-accrual status of one non 310-30 loan relationship in the commercial segment totaling $12.2 million as of June 30, 2014, which is fully secured and current as to principal and interest payments.

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
Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically re-estimated and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses and, for loans covered by loss sharing agreements with the FDIC, a related adjustment to the FDIC indemnification asset for the portion of the loss that is covered by the loss sharing agreements. If the re-estimated expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the six months ended June 30, 2014 and 2013, these re-estimations resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.
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
Non 310-30 ALL
During the three and six months ended June 30, 2014, we recorded $1.8 million and $3.6 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support recent loan growth. Net charge-offs for non ASC 310-30 loans during the three and six months ended June 30, 2014 totaled $24 thousand and $340 thousand, respectively, and were primarily from the commercial and consumer loans segments, partially offset by net recoveries from the residential real estate segment. At June 30, 2014, there were 11 impaired loans that carried specific reserves totaling $0.7 million compared to eight impaired loans that carried specific reserves totaling $0.9 million at December 31, 2013.
During the three and six months ended June 30, 2013, we recorded $0.7 million and $1.8 million of provision for loan losses for loans not accounted for under ASC 310-30, respectively, as we provided for 1.8 million and $2.9 million of net loan charge-offs and credit risks inherent in the non ASC 310-30 loan balances. During the three and six months ended June 30, 2013, $1.2 million and $0.8 million of net charge-offs were from the commercial and commercial real estate segments, respectively. At June 30, 2013, there were nine loans that carried specific reserves totaling $0.9 million compared to ten loans at December 31, 2012.
310-30 ALL
During the three and six months ended June 30, 2014, several loan pools accounted for under ASC 310-30 had previous valuation allowances of $223 thousand and $312 thousand, respectively, that were reversed as a result of an increase in expected cash flows. The remaining pools had net impairments of $133 thousand and $168 thousand during the three and six months ended June 30, 2014, respectively, as a result of decreases in expected cash flows. The result of this activity resulted in net provision reversals of $90 thousand and $144 thousand during the three and six months ended June 30, 2014, respectively.
During the three and six months ended June 30, 2013, two loans pools accounted for under ASC 310-30 had previous valuation allowances of $193 thousand and $1.3 million, respectively, that were reversed as a result of an increase in expected cash flows. Two loan pools have net impairments as a result of decreases in expected cash flows, resulting in a net provision of $1.0 million and $1.3 million for the three and six months ended June 30, 2013, respectively, for loans accounted for under ASC 310-10.
After considering the above mentioned factors, we believe that the ALL of $15.6 million and $12.5 million was adequate to cover probable losses inherent in the loan portfolio at June 30, 2014 and December 31, 2013, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the three months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended
	June 30, 2014			June 30, 2013
	ASC 310-30 Loans	Non 310-30 Loans	Total	ASC 310-30 Loans	Non 310-30 Loans	Total
Beginning allowance for loan losses	$1,224	$12,748	$13,972	$2,149	$10,740	$12,889
Charge-offs:
Commercial	—	(26)	(26)	(407)	(624)	(1,031)
Agriculture	—	—	—	—	—	—
Commercial real estate	—	—	—	16	(684)	(668)
Residential real estate	—	(49)	(49)	(566)	(549)	(1,115)
Consumer	(36)	(184)	(220)	—	(208)	(208)
Total charge-offs	(36)	(259)	(295)	(957)	(2,065)	(3,022)
Recoveries	—	235	235	—	310	310
Net charge-offs	(36)	(24)	(60)	(957)	(1,755)	(2,712)
Provision (recoupment) for loan loss	(90)	1,750	1,660	1,003	667	1,670
Ending allowance for loan losses	$1,098	$14,474	$15,572	$2,195	$9,652	$11,847

Ratio of annualized net charge-offs to average total loans during the period, respectively	0.04%	0.01%	0.01%	0.57%	0.67%	0.63%
Average total loans outstanding during the period	$387,817	$1,629,773	$2,017,590	$671,546	$1,048,772	$1,720,318

The following schedule presents, by class stratification, the changes in the ALL during the six months ended June 30, 2014 and 2013 (in thousands):

	For the six months ended
	June 30, 2014			June 30, 2013
	ASC 310-30 loans	Non 310-30 loans	Total	ASC 310-30 loans	Non 310-30 loans	Total
Beginning allowance for loan losses	$1,280	$11,241	$12,521	$4,652	$10,728	$15,380
Charge-offs:
Commercial	(2)	(412)	(414)	(407)	(1,253)	(1,660)
Agriculture	—	—	—	—	—	—
Commercial real estate	—	—	—	(2,796)	(943)	(3,739)
Residential real estate	—	(69)	(69)	(566)	(624)	(1,190)
Consumer	(36)	(355)	(391)	—	(441)	(441)
Total charge-offs	(38)	(836)	(874)	(3,769)	(3,261)	(7,030)
Recoveries	—	496	496	—	410	410
Net charge-offs	(38)	(340)	(378)	(3,769)	(2,851)	(6,620)
Provision (recoupment) for loan loss	(144)	3,573	3,429	1,312	1,775	3,087
Ending allowance for loan losses	$1,098	$14,474	$15,572	$2,195	$9,652	$11,847
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.02%	0.04%	0.04%	1.04%	0.56%	0.76%
Ratio of allowance for loan losses to total loans outstanding at period end, respectively	0.31%	0.84%	0.75%	0.36%	0.87%	0.69%
Ratio of allowance for loan losses to total non-covered loans outstanding at period end, respectively	0.77%	0.86%	0.85%	0.96%	0.93%	0.93%
Ratio of allowance for loan losses to total non-performing loans at period end, respectively	0.00%	32.64%	35.11%	11.76%	33.17%	24.81%
Ratio of allowance for loan losses to total non-performing, non-covered loans at period end, respectively	0.00%	42.06%	45.25%	0.00%	50.09%	61.48%
Total loans	$358,277	$1,729,554	$2,087,831	$617,465	$1,105,822	$1,723,287
Average total loans outstanding during the period	$405,975	$1,554,472	$1,960,447	$728,011	$1,030,058	$1,758,069
Total non-covered loans	$141,718	$1,683,256	$1,824,974	$227,981	$1,041,501	$1,269,482
Total non-performing loans	$—	$44,351	$44,351	$18,661	$29,099	$47,760
Total non-performing, covered loans	$—	$9,936	$9,936	$18,661	$9,829	$28,490

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented (in thousands):

	June 30, 2014
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$686,978	32.9%	$6,421	41.2%
Agriculture	160,140	7.7%	1,407	9.0%
Commercial real estate	590,837	28.3%	2,969	19.1%
Residential real estate	617,037	29.5%	4,310	27.7%
Consumer and overdrafts	32,839	1.6%	465	3.0%
Total	$2,087,831	100.0%	$15,572	100.0%
	December 31, 2013
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$483,495	26.1%	$4,258	34.0%
Agriculture	159,952	8.6%	1,237	9.9%
Commercial real estate	574,220	31.0%	2,276	18.2%
Residential real estate	599,924	32.3%	4,259	34.0%
Consumer and overdrafts	36,503	2.0%	491	3.9%
Total	$1,854,094	100.0%	$12,521	100.0%
The ALL allocated to commercial loans increased to 41.2% at June 30, 2014 from 34.0% at December 31, 2013 largely due to provisions of $3.6 million added during the period for loan growth in the non 310-30 portfolio.
FDIC Indemnification Asset and Clawback Liability
At June 30, 2014, the FDIC indemnification asset was $51.4 million, compared to $64.4 million at December 31, 2013. The $51.4 million FDIC indemnification asset at June 30, 2014 was comprised of $36.2 million in projected future FDIC loss-share billing and $15.2 million representing increased client cash flows. In the three and six months ended June 30, 2014, we recognized $6.0 million and $13.6 million, respectively, of amortization on the FDIC indemnification asset as the performance of our covered assets improved. The amortization resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is primarily reflected in the increased accretable yield on loans accounted for under ASC 310-30, as most of the FDIC covered assets are accounted for under this guidance. The carrying value of the FDIC indemnification asset was increased by $987 thousand during the six months ended June 30, 2014 as a result FDIC loss share submissions. During the six months ended June 30, 2014, we remitted $987 thousand in net loss-share payments to the FDIC for the aforementioned submissions. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.
During the three and six months ended June 30, 2013, we recognized $3.0 million and $7.6 million, respectively, of amortization related to the FDIC indemnification asset as a result of improved performance of our covered assets. We also reduced the carrying value of the FDIC indemnification asset by $21.0 million as a result of claims filed with the FDIC during the six months ended June 30, 2013. During the six months ended June 30, 2013, we received $67.6 million from the FDIC.
Within 45 days of the end of each of the loss sharing agreements with the FDIC, we may be required to reimburse the FDIC in the event that our losses on covered assets do not reach the second tranche in each related loss sharing agreement, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At June 30, 2014 and December 31, 2013, this clawback liability was carried at $34.2 million and $32.5 million, respectively, and is included in Due to FDIC in our consolidated statements of financial condition.

Other Assets
Significant components of other assets were as follows as of the periods indicated (in thousands):

	June 30, 2014	December 31, 2013
Accrued income taxes receivable and deferred tax assets	$44,476	$54,032
Minority interest in participated other real estate owned	10,627	10,627
Accrued interest on loans	6,572	6,134
Accrued interest on interest bearing bank deposits and investment securities	4,749	5,221
Other assets	11,036	10,533
Total other assets	$77,460	$86,547
Other assets decreased $9.1 million, or 10.5%, during the six months ended June 30, 2014. The decrease was largely attributable to a $9.6 million decline in accrued income taxes receivable and the deferred tax assets during the six months ended June 30, 2014 primarily from the tax effect of unrealized gains on available-for-sale securities and, to a lesser degree, from tax liabilities generated during the six months ended June 30, 2014 and refunds of prior year tax overpayments received during the period.
Other Liabilities
Significant components of other liabilities were as follows as of the dates indicated (in thousands):

	June 30, 2014	December 31, 2013
Pending loan purchase settlement	$16,019	$5,063
Accrued expenses	11,116	15,425
Warrant liability	4,803	6,281
Accrued interest payable	3,424	3,058
Participant interest in other real estate owned	434	4,243
Other liabilities	4,509	2,515
Total other liabilities	$40,305	$36,585
Other liabilities increased $3.7 million during the six months ended June 30, 2014. Pending loan purchase settlements increased $11.0 million from December 31, 2013 to June 30, 2014 primarily due to loan purchases during the second quarter of 2014 that are expected to settle during the third quarter of 2014. Accrued expenses for the six months ended June 30, 2014 decreased $4.3 million, or 27.9%, from December 31, 2013, primarily due to the payment of accrued annual bonuses and incentive compensation. Participant interest in other real estate owned decreased $3.8 million due to the sale of an OREO property during the six months ended June 30, 2014, in which we had a controlling interest and had recorded a corresponding payable in other liabilities.
We have outstanding warrants to purchase 830,750 shares of our common stock, which are classified as a liability and included in other liabilities in our consolidated statements of financial condition. We revalue the warrants at the end of each reporting period using a Black-Scholes model and any change in fair value is reported in the statements of operations as “loss (gain) from change in fair value of warrant liability” in non-interest expense in the period in which the change occurred. The warrant liability decreased $1.5 million during the six months ended June 30, 2014 to $4.8 million. The value of the warrant liability, and the expense that results from an increase to this liability, is correlated to our stock price. Accordingly, an increase in our stock price results in an increase in the warrant liability and the associated expense. More information on the accounting and measurement of the warrant liability can be found in note 11 in this quarterly report or in notes 2 and 18 in our audited consolidated financial statements in our 2013 Annual Report on Form 10-K.

Deposits
Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
Non-interest bearing demand deposits	$719,248	18.7%	$674,989	17.6%
Interest bearing demand deposits	384,160	10.0%	386,762	10.1%
Savings accounts	252,307	6.5%	198,444	5.1%
Money market accounts	1,072,573	27.8%	1,082,427	28.2%
Total transaction deposits	2,428,288	63.0%	2,342,622	61.0%
Time deposits < $100,000	906,998	23.5%	971,431	25.3%
Time deposits > $100,000	521,047	13.5%	524,256	13.7%
Total time deposits	1,428,045	37.0%	1,495,687	39.0%
Total deposits	$3,856,333	100.0%	$3,838,309	100.0%
During the six months ended June 30, 2014, our total deposits increased $18.0 million, or 0.47%. Time deposits decreased $67.6 million, or 4.5%, during the six months ended June 30, 2014 and the mix of transaction deposits to total deposits improved to 63.0% at June 30, 2014, from 61.0% at December 31, 2013. At June 30, 2014 and December 31, 2013, we had $0.9 billion and $1.0 billion, respectively, of time deposits that were scheduled to mature within 12 months. Of the $0.9 billion in time deposits scheduled to mature within 12 months, $0.3 billion were in denominations of $100,000 or more, and $0.6 billion were in denominations less than $100,000.

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
Overview of Results of Operations
We recorded net income of $2.1 million and $3.6 million, or $0.05 and $0.08 per diluted share, during the three and six months ended June 30, 2014, respectively, compared to net income of $2.9 million and $5.0 million, or $0.06 and $0.10 per diluted share, during the three and six months ended June 30, 2013, respectively. Net interest income totaled $42.4 million and $85.8 million during the three and six months ended June 30, 2014, respectively, and decreased $1.9 million and $4.1 million from the three and six months ended June 30, 2013, respectively. Average interest earning assets decreased $249.9 million and $267.8 million from the three and six months ended June 30, 2013, respectively, with such decreases being partially offset by a six basis point and seven basis point widening of the net interest margin (fully taxable equivalent) from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014, respectively. Strong growth in the strategic loan portfolio of 46.7% was somewhat offset by the continued resolution of the acquired non-strategic loan portfolio, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, as well as a $298.8 million decrease in average short-term investments attributable to stock repurchases and a reduction in time deposits, for the aforementioned period. The net interest margin benefited from the relatively stable yield on interest earning assets, which was complemented by a five basis point and seven basis point decrease in the cost of interest bearing liabilities for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, respectively.
Provision for loan loss expense was $1.7 million and $3.4 million during the three and six months ended June 30, 2014, respectively, compared to $1.7 million and $3.1 million during the three and six months ended June 30, 2013, respectively. The increase in provision during the six months ended June 30, 2014 was primarily due to loan growth as credit quality improved and net charge-offs were lower by nearly $6.2 million compared to the six months ended June 30, 2013.
Non-interest income totaled $2.2 million and $1.8 million during the three and six months ended June 30, 2014, respectively, compared to income of $7.3 million and $14.5 million during the three and six months ended June 30, 2013, respectively. The decrease of $5.2 million and $12.7 million during the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013 was primarily due to $3.0 million and $5.9 million of additional FDIC indemnification asset amortization during the three and six months ended June 30, 2014, respectively, due to better performance of the underlying covered assets. In addition, other FDIC loss-sharing income from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014, decreased $1.8 million and $6.1 million, respectively, due to lower problem loan and OREO expenses on covered assets.
Non-interest expense totaled $39.9 million and $78.9 million during the three and six months ended June 30, 2014, respectively, compared to $45.2 million and $93.1 million during the three and six months ended June 30, 2013, respectively, a decrease of $5.4 million and $14.2 million for the aforementioned periods, respectively. OREO and problem loan expenses declined $0.9 million and $5.6 million during the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013 as the volume of problem assets has steadily declined as a result of successful workout efforts on the acquired problem loan portfolio. Operating expenses of $38.0 million and $75.5 million during the three and six months ended June 30, 2014, respectively, decreased $3.6 million and $7.4 million from the three and six months ended June 30, 2013, respectively. The decrease in operating expenses was primarily due to a decrease of $3.3 million and $5.5 million in salaries and employee benefits from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014, respectively.
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
The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
ASC 310-30 loans	$387,817	$15,378	15.86%	$671,546	$18,710	11.14%
Non 310-30 loans (1)(2)(3)(4)	1,632,234	17,896	4.40%	1,057,144	15,610	5.92%
Investment securities available-for-sale	1,702,665	8,274	1.94%	2,110,138	9,252	1.75%
Investment securities held-to-maturity	604,827	4,332	2.86%	532,552	4,344	3.26%
Other securities	23,214	270	4.65%	32,110	388	4.83%
Interest earning deposits and securities purchased under agreements to resell	111,141	75	0.27%	308,280	174	0.23%
Total interest earning assets(4)	$4,461,898	$46,225	4.16%	$4,711,770	$48,478	4.13%
Cash and due from banks	58,054			59,726
Other assets	376,477			439,328
Allowance for loan losses	(14,783)			(12,855)
Total assets	$4,881,646			$5,197,969
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,722,111	$1,099	0.26%	$1,727,760	$1,061	0.25%
Time deposits	1,435,155	2,457	0.69%	1,628,332	3,110	0.77%
Securities sold under agreements to repurchase	83,514	26	0.12%	60,924	20	0.13%
Total interest bearing liabilities	$3,240,780	$3,582	0.44%	$3,417,016	$4,191	0.49%
Demand deposits	691,851			649,323
Other liabilities	63,588			54,480
Total liabilities	3,996,219			4,120,819
Stockholders’ equity	885,427			1,077,150
Total liabilities and stockholders’ equity	$4,881,646			$5,197,969
Net interest income		$42,643			$44,287
Interest rate spread			3.72%			3.64%
Net interest earning assets	$1,221,118			$1,294,754
Net interest margin(4)			3.83%			3.77%
Ratio of average interest earning assets to average interest bearing liabilities	137.68%			137.89%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Includes originated loans with average balances of $1.3 billion and $636.9 million, interest income of $13.5 million and $7.6 million, and yields of 4.02% and 4.79% for the three months ended June 30, 2014 and 2013, respectively.

(3)
Non 310-30 loans include loans held-for-sale. Average balances during the three months ended June 30, 2014 and 2013 were $2.5 million and $8.4 million, and interest income was $57 thousand and $118 thousand for the same periods respectively.

(4)
Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $220 thousand and $0 for the three months ended June 30, 2014 and 2013, respectively.

Net interest income totaled $42.4 million and $44.3 million for the three months ended June 30, 2014 and 2013, respectively. Net interest income on a tax equivalent basis totaled $42.6 million for the three months ended June 30, 2014 and declined $1.6 million from $44.3 million during the same period in 2013. Average interest earning assets decreased $249.9 million, or 5.30%, from the same period last year, and was partially offset by a six basis point widening of the net interest margin to 3.83% and the interest rate spread widening eight basis points to 3.72%. Strong loan originations and growth in the strategic loan portfolio have been somewhat offset by the continued successful resolution of the acquired non-strategic loan portfolio, as well as a decrease in average short-term investments attributable to stock repurchases and a reduction in time deposits.
Average loans comprised $2.0 billion, or 45.3%, of total average interest earning assets during the three months ended June 30, 2014, compared to $1.7 billion, or 36.7%, of total average interest earning assets during the three months ended June 30, 2013. The increase in average loan balances is reflective of our loan originations outpacing the exit of the acquired non-strategic loans. The yield on the ASC 310-30 loan portfolio was 15.86% during the three months ended June 30, 2014, compared to 11.14% during the same period the prior year. This increase was attributable to the effects of the favorable life-to-date transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining lives of these loans.

Average investment securities comprised 51.7% of total interest earning assets during the three months ended June 30, 2014 compared to 56.1% during the three months ended June 30, 2013. We have been steadily re-mixing the earning assets, utilizing the steady run-off of the mortgage-backed securities to provide the cash flow for the strong loan originations. The lower average balances of investment securities were partially offset by a 13 basis point increase in yields earned on the total investment portfolio during the three months ended June 30, 2014 compared to the same period of the prior year.
Average balances of interest earning liabilities declined $176.2 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, driven by a $193.2 million decline in average time deposits, partially offset by a $22.6 million increase in securities sold under agreements to repurchase. The net interest margin benefited from a 5 basis point decrease in the cost of interest bearing liabilities as we continued our strategy of transitioning high-priced time deposits to lower-cost transaction accounts. During the three months ended June 30, 2014, total interest expense related to interest bearing liabilities was $3.6 million compared to $4.2 million during the three months ended June 30, 2013, or an average cost of 0.44% and 0.49% during the respective periods.

The table below presents the components of net interest income on a fully taxable equivalent basis for the six months ended June 30, 2014 and 2013 (in thousands):

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
ASC 310-30 loans	$405,975	$32,278	15.90%	$728,011	$40,012	10.99%
Non 310-30 loans (1)(2)(3)(4)	1,556,872	34,402	4.46%	1,036,318	30,443	5.92%
Investment securities available-for-sale	1,740,989	16,921	1.94%	1,978,492	17,723	1.79%
Investment securities held-to-maturity	617,777	8,853	2.87%	542,636	9,121	3.36%
Other securities	27,412	659	4.81%	32,550	782	4.80%
Interest earning deposits and securities purchased under agreements to resell	120,695	156	0.26%	419,494	495	0.24%
Total interest earning assets(4)	$4,469,720	$93,269	4.21%	$4,737,501	$98,576	4.20%
Cash and due from banks	58,938			61,163
Other assets	386,388			460,135
Allowance for loan losses	(13,138)			(13,572)
Total assets	$4,901,908			$5,245,227
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,719,389	$2,156	0.25%	$1,733,055	$2,155	0.25%
Time deposits	1,449,557	4,906	0.68%	1,663,372	6,527	0.79%
Securities sold under agreements to repurchase	88,948	58	0.13%	53,893	38	0.14%
Total interest bearing liabilities	$3,257,894	$7,120	0.44%	$3,450,320	$8,720	0.51%
Demand deposits	679,498			647,623
Other liabilities	65,350			64,969
Total liabilities	4,002,742			4,162,912
Shareholders’ equity	892,913			1,082,315
Total liabilities and shareholders’ equity	$4,895,655			$5,245,227
Net interest income		$86,149			$89,856
Interest rate spread			3.77%			3.69%
Net interest earning assets	$1,211,826			$1,287,181
Net interest margin(4)			3.89%			3.82%
Ratio of average interest earning assets to average interest bearing liabilities	137.20%			137.31%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Includes originated loans with average balances of $1.3 billion and $594.8 million, interest income of $25.6 million and $14.0 million, and yields of 4.08% and 4.73% for the six months ended June 30, 2014 and 2013, respectively.

(3)
Non 310-30 loans include loans held-for-sale. Average balances during the six months ended June 30, 2014 and 2013 were $2.4 million and $6.3 million, and interest income was $102 thousand and $161 thousand for the same periods, respectively.

(4)
Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $379 thousand and $0 for the six months ended June 30, 2014 and 2013, respectively.

Net interest income totaled $85.8 million and $89.9 million for the six months ended June 30, 2014 and 2013, respectively. On a fully tax equivalent basis, net interest income totaled $86.1 million and $89.9 million for the six months ended June 30, 2014 and 2013, respectively. The net interest margin (fully tax equivalent) expanded seven basis points to 3.89% from 3.82% during the same period in the prior year, and the interest rate spread (fully tax equivalent) expanded eight basis points to 3.77%. The year-over-year widening of the net interest margin was primarily driven by a seven basis point decrease in the cost of average interest bearing liabilities, which was largely attributable to an 11 basis point decrease in the cost of average time deposits.
Average loans comprised $2.0 billion, or 43.9%, of total average interest earning assets during the six months ended June 30, 2014, compared to $1.8 billion, or 37.2% of total average interest earning assets, during the six months ended June 30, 2013. The increase in average balances is reflective of our loan originations outpacing the exit of the non-strategic loans. The yield on the ASC 310-30 loan portfolio was 15.90% during the six months ended June 30, 2014, compared to 10.99% during the same period of the prior year. This increase in yield was attributable to the effects of the favorable life-to-date transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loans.

Average investment securities comprised 52.8% of total interest earning assets during the six months ended June 30, 2014, compared to 53.2% during the six months ended June 30, 2013. The lower average balances were somewhat offset by a six basis point widening of the yields earned on the total investment portfolio. Short-term investments, depicted by the interest earning deposits and securities purchased under agreements to resell, also decreased substantially to 2.70% of interest earning assets compared to 8.85% during the prior period. The decreases in the investment portfolio and short-term investments reflect the re-mixing of the interest-earning assets as we have utilized the runoff of the investment portfolio to fund loan originations and have reduced our short-term investments to fund significant share repurchases.
Average balances of interest bearing liabilities during the six months ended June 30, 2014 declined $192.4 million to $3.3 billion from $3.5 billion during the six months ended June 30, 2013, driven by a $213.8 million decrease in average time deposits and partially offset by a $35.1 million increase in securities sold under agreements to repurchase. During the six months ended June 30, 2014, total interest expense related to interest bearing liabilities was $7.1 million, compared to $8.7 million during the six months ended June 30, 2013. The resulting $1.6 million decrease in interest expense was attributable to a combination of lower average balances of time deposits and lower rates paid on time deposits as we continued our strategy of transitioning high-priced time deposits to lower-cost transaction accounts coupled with our exit of the four California and 32 retirement center banking locations on December 31, 2013. As a result of this successful strategy, we have increased our average transaction deposits (defined as total deposits less time deposits) and client repurchase agreements as a percentage of average total deposits and client repurchase agreements to 63.2% during the six months ended June 30, 2014 from 59.4% during the six months ended June 30, 2013. This strategy benefited the average cost of interest bearing liabilities through a seven basis point decrease to 0.44% during the six months ended June 30, 2014 from 0.51% during the six months ended June 30, 2013.
The following table summarizes the changes in net interest income by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 (in thousands):

	Three months ended June 30, 2014			Six months ended June 30, 2014
	compared to			compared to
	Three months ended June 30, 2013			Six months ended June 30, 2013
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(11,251)	$7,919	$(3,332)	$(25,604)	$17,870	$(7,734)
Non 310-30 loans(1)(2)(3)	6,305	(4,019)	2,286	11,503	(7,544)	3,959
Investment securities available-for-sale	(1,980)	1,002	(978)	(2,308)	1,506	(802)
Investment securities held-to-maturity	518	(530)	(12)	1,077	(1,345)	(268)
Other securities	(103)	(15)	(118)	(124)	1	(123)
Interest earning deposits and securities purchased under agreements to resell	(133)	34	(99)	(386)	47	(339)
Total interest income	$(6,644)	$4,391	$(2,253)	$(15,842)	$10,535	$(5,307)
Interest expense:
Interest bearing demand, savings and money market deposits	$(4)	$42	$38	$(17)	$18	$1
Time deposits	(331)	(322)	(653)	(724)	(897)	(1,621)
Securities sold under agreements to repurchase	7	(1)	6	23	(3)	20
Total interest expense	(328)	(281)	(609)	(718)	(882)	(1,600)
Net change in net interest income	$(6,316)	$4,672	$(1,644)	$(15,124)	$11,417	$(3,707)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Non 310-30 loans include loans held-for-sale. Average balances during the three months ended June 30, 2014 and 2013 were $2.5 million and $8.4 million, and interest income was $57 thousand and $118 thousand for the same periods, respectively. Average balances during the six months ended June 30, 2014 and 2013 were $2.4 million and $6.3 million, and interest income was $102 thousand and $161 thousand for the same periods, respectively.

(3)
Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $220 thousand and $0 for the three months ended June 30, 2014 and 2013, respectively, and $379 thousand and $0 for the six months ended June 30, 2014 and 2013, respectively.

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

	For the three months ended
	June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
Non-interest bearing demand	$691,851	0.00%	$667,009	0.00%	$676,959	0.00%	$668,400	0.00%	$649,323	0.00%
Interest bearing demand	389,187	0.08%	394,452	0.09%	379,052	0.09%	460,971	0.14%	478,922	0.15%
Money market accounts	1,078,682	0.32%	1,098,041	0.32%	1,097,009	0.32%	1,088,084	0.32%	1,052,590	0.32%
Savings accounts	254,242	0.24%	224,145	0.18%	191,592	0.12%	195,650	0.11%	196,248	0.11%
Time deposits	1,435,155	0.69%	1,464,120	0.68%	1,544,223	0.70%	1,561,552	0.73%	1,628,332	0.77%
Total average deposits	$3,849,117	0.37%	$3,847,767	0.37%	$3,888,835	0.38%	$3,974,657	0.40%	$4,005,415	0.42%
Provision for Loan Losses
The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $9.0 million on purchased non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Provision for (recoupment of) impairment on loans accounted for under ASC 310-30	$(90)	$1,003	$(144)	$1,312
Provision for loan losses	1,750	667	3,573	1,775
Total provision for loan losses	$1,660	$1,670	$3,429	$3,087
Through the re-measurement, we recouped $90 thousand and $144 thousand of provision for loan loss for loans accounted for under ASC 310-30 during the three and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2013 we recorded $1.0 million and $1.3 million, respectively, of provision for loans accounted for under ASC 310-30. The net recoupments on loans accounted for under ASC 310-30 reflect $223 thousand and $312 thousand in recoupments during the three and six months ended June 30, 2014, respectively, across several loan pools. These provision recoupments, when coupled with decreased expected future cash flows, primarily in our agriculture pool, resulted in the net recoupments for the three and six months ended June 30, 2014. The decreases in expected future cash flows are reflected immediately in our financial statements. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods.

Non-Interest Income
The table below details the components of non-interest income during the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
FDIC indemnification asset amortization	$(5,959)	$(2,966)	$(13,567)	$(7,635)
FDIC loss sharing income (expense)	(649)	1,193	(1,606)	4,469
Service charges	3,870	3,923	7,410	7,610
Bank card fees	2,559	2,558	4,933	5,027
Gain on sale of mortgages, net	202	474	410	780
Gain on previously charged-off acquired loans	232	451	528	894
OREO related write-ups and other income	1,010	1,012	1,978	1,986
Other non-interest income	896	679	1,721	1,344
Total non-interest income	$2,161	$7,324	$1,807	$14,475
Non-interest income for the three and six months ended June 30, 2014 was $2.2 million and $1.8 million, respectively, compared to $7.3 million and $14.5 million during the three and six months ended June 30, 2013, respectively. We recognized amortization of $6.0 million and $13.6 million during the three and six months ended June 30, 2014, respectively, related to the FDIC indemnification asset. The amortization resulted from improved performance of the covered assets that resulted in lower expected reimbursements from the FDIC. Most of the FDIC covered assets are accounted for in the ASC 310-30 loan pools and the benefit of the increased client cash flows is primarily captured in the corresponding increased accretion rates on ASC 310-30 loans.
FDIC loss sharing income (expense) represents the income recognized in connection with the actual reimbursement of costs/recoveries of resolution of covered assets from the FDIC. FDIC loss sharing income (expense) activity during the three and six months ended June 30, 2014 and 2013, respectively, was as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Clawback liability amortization	$(336)	$(310)	$(664)	$(623)
Clawback liability remeasurement	(538)	76	(1,054)	649
Reimbursement to FDIC for gain on sale of and income from covered OREO	(782)	(1,241)	(1,700)	(2,101)
Reimbursement to FDIC for recoveries	(33)	(7)	(118)	(22)
FDIC reimbursement of covered asset resolution costs	1,040	2,675	1,930	6,566
Other FDIC loss sharing income (expense)	$(649)	$1,193	$(1,606)	$4,469
Other FDIC loss sharing income (expense) in our statement of operations was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $1.0 million and $1.9 million during the three and six months ended June 30, 2014, respectively, offset with reimbursements to the FDIC for gains on sales of and income from covered OREO of $0.8 million and $1.7 million, respectively. The activity in the FDIC loss sharing income line fluctuates based on specific loan and OREO workout circumstances and may not be consistent from period to period.
Banking-related non-interest income (excludes FDIC-related non-interest income, gain on previously charged-off acquired loans and OREO related income) totaled $7.5 million and $14.5 million, during the three and six months ended June 30, 2014, respectively, and decreased $0.1 million and $0.3 million, from the three and six months ended June 30, 2013, respectively. Service charges, which represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts, decreased $0.1 million and $0.2 million, or 1.4% and 2.6%, during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, respectively. The decrease was largely due to declines in NSF/overdraft charges.
Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. Bank card fees totaled $2.6 million and $4.9 million during the three and six months ended June 30, 2014, and $2.6 million and $5.0 million during the three and six months ended June 30, 2013, respectively.

Gain on previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor bank prior to takeover by the FDIC. During the three and six months ended June 30, 2014, these gains were $0.2 million and $0.5 million, respectively, compared to $0.5 million and $0.9 million during the same periods in the prior year.
OREO related write-ups and other income include rental income and insurance proceeds received on OREO properties and write-ups to the fair-value of collateral that exceed the loan balance at the time of foreclosure. During the three and six months ended June 30, 2014, these gains totaled $1.0 million and $2.0 million, respectively.
Non-Interest Expense
Our operating strategy is to capture the efficiencies available by consolidating the operations of our acquisitions and several of our key operating objectives affect our non-interest expense. The table below details non-interest expense for the periods presented (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Salaries and benefits	$20,428	$23,768	$41,202	$46,724
Occupancy and equipment	6,209	5,870	12,683	11,835
Telecommunications and data processing	2,982	3,286	6,130	6,755
Marketing and business development	1,762	732	2,785	2,111
FDIC deposit insurance	1,035	1,006	2,080	2,053
ATM/debit card expenses	762	1,107	1,513	2,112
Professional fees	688	858	1,326	2,254
Other non-interest expense	2,749	3,549	5,158	6,457
(Gain) loss from change in fair value of warrant liability	(580)	324	(1,478)	(303)
Intangible asset amortization	1,336	1,337	2,672	2,673
Other real estate owned expenses	1,402	2,497	3,035	7,216
Problem loan expenses	1,082	896	1,767	3,227
Total non-interest expense	$39,855	$45,230	$78,873	$93,114
Non-interest expense totaled $39.9 million and $78.9 million for the three and six months ended June 30, 2014, respectively, compared to $45.2 million and $93.1 million for the three and six months ended June 30, 2013, respectively. Operating expenses, which exclude OREO expenses, problem loan expenses and the impact from the change in the warrant liability, decreased $3.6 million and $7.4 million, or 8.6% and 8.9%, from the three and six months ended June 30, 2013, respectively. The year-over-year decrease in operating expenses was attributable to efficiency initiatives implemented during the latter half of 2013, which provided decreases in most non-interest expense categories. Salaries and benefits is our largest component of non-interest expense and totaled $20.4 million and $41.2 million for the three and six months ended June 30, 2014, respectively, compared to $23.8 million and $46.7 million for the three and six months ended June 30, 2013, respectively. The 14.1% and 11.8% decreases in salaries and benefits during the three and six months ended June 30, 2014, respectively, was attributable to a decrease in salaries as a result of efficiency initiatives, coupled with the exits of the California banking centers and limited-service retirement centers at December 31, 2013.
Occupancy and equipment expense totaled $6.2 million and $12.7 million for the three and six months ended June 30, 2014, respectively, an increase of $0.3 million and $0.8 million over the three and six months ended June 30, 2013, respectively. The increase was primarily due to the addition of software.
 Marketing and business development expense totaled $1.8 million and $2.8 million for the three and six months ended June 30, 2014, respectively, compared to $0.7 million and $2.1 million during the three and six months ended June 30, 2013, respectively. The increases of $1.0 million and $0.7 million for the three and six months ended June 30, 2014, respectively, was due to an increase in marketing and business development expenses related to the timing of marketing campaigns.
Significant components of our non-interest expense are problem loan expenses and OREO related expenses. We incur these expenses in connection with the resolution process of our acquired problem loan portfolios. During the three and six months ended June 30, 2014, we incurred $2.5 million and $4.8 million of OREO and problem loan expenses, a $0.9 million and $5.6 million decrease from the three and six months ended June 30, 2013, respectively, as the volume of problem assets has steadily declined as a result of persistent workout efforts on the acquired problem loan portfolio. Of the $2.5 million and $4.8 million in collective OREO and problem loan expenses incurred during the three and six months ended June 30, 2014, $1.3 million and $2.8 million, respectively, were covered by loss sharing agreements with the FDIC.
Income taxes
Income tax expense totaled $0.9 million for three months ended June 30, 2014, as compared with $1.8 million for the three months ended June 30, 2013. These amounts equate to effective tax expense rates of 30.6% and 38.5% for the respective periods. Income tax expense for the six months ended June 30, 2014 and 2013 totaled $1.7 million and $3.2 million, respectively, equating to effective tax rates of 32.5% and 38.7% for the respective periods.
The decrease in the effective tax rate for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, was attributable to an increase in tax-exempt lending through the specialized commercial lending groups formed in 2013 and the quarterly revaluation of the warrant liability, which is not taxable.
Additional information regarding income taxes can be found in note 21 of our audited consolidated financial statements in our 2013 Annual Report on Form 10-K.
Liquidity and Capital Resources
Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Cash and due from banks	$67,120	$67,420
Due from Federal Reserve Bank of Kansas City	91,767	107,894
Interest bearing bank deposits	14,172	14,146
Unencumbered investment securities, at fair value	1,983,269	2,177,239
Total	$2,156,328	$2,366,699
Total on-balance sheet liquidity decreased $210.4 million from December 31, 2013 to June 30, 2014. The decrease was largely due to a reduction in available-for-sale and held-to-maturity securities balances.
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
Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At June 30, 2014, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $2.2 billion at June 30, 2014, inclusive of pre-tax net unrealized losses of $8.9 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $3.9 million of unrealized gains at June 30, 2014. The gross unrealized gains and losses are detailed in note 3 of our unaudited consolidated interim financial statements for the six months ended June 30, 2014. As of June 30, 2014, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.
At present, financing activities primarily consist of changes in repurchase agreements and deposits, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of

June 30, 2014, $0.9 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.
In July 2011, we joined the FHLB of Des Moines and since hold $6.0 million of FHLB stock as is required by the membership agreement. Through this relationship, we have pledged qualifying loans and can obtain additional liquidity through FHLB advances.
NBH Bank is subject to specific dividend restrictions pursuant to the Operating Agreement with the OCC, which are further discussed in our Annual Report on Form 10-K under "Supervision and Regulation." At June 30, 2014, the holding company sources of funds were comprised of cash and cash equivalents on hand, which totaled $201.8 million. The holding company may seek to borrow funds and raise capital in the future, the success and terms of which will be subject to market conditions and other factors.
On January 23, 2014, the Board of Directors authorized a program to repurchase up to $50.0 million of our common stock. This authorization replaced any remaining repurchase authorization under previous plans. Additionally, on July 17, 2014, our Board of Directors approved a new program to repurchase $50 million shares of the Company's common stock from time to time either in open market or in privately negotiated transactions. These programs authorized the purchase of shares from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. During the six months ended June 30, 2014, we repurchased 2.3 million shares of our common stock at a weighted average price of $19.47, and all such shares are held as treasury shares. Subsequent to June 30, 2014 and through August 7, 2014, we repurchased an additional 487,073 shares. These repurchases have brought our cumulative repurchases to 19.53% of shares outstanding since we started repurchasing our shares in late 2012, at a weighted average price of $19.70 per share. We believe that our repurchases could serve to offset any future share issuances for future acquisitions.
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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at June 30, 2014. During the six months ended June 30, 2014, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate assets. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2014 and December 31, 2013:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	June 30, 2014	December 31, 2013
200	7.05%	4.09%
100	3.72%	2.32%
-50	-1.60%	-1.11%
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
As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have been steadily increasing and totaled 63.0% of total deposits at June 30, 2014 compared to 61.0% at December 31, 2013. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts and accordingly, we have no current plans to use brokered deposits in the near future.
Off-Balance Sheet Activities
In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of June 30, 2014 and December 31, 2013, we had loan commitments totaling $438.7 million and $383.9 million, respectively, and standby letters of credit that totaled $8.1 million and $5.9 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our repurchases of our common stock during the three months ended June 30, 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2014(2)	292,970	$19.77	292,970	$35,410,582
May 1 - May 31, 2014(1)	7,819	18.09	—	35,410,582
May 1 - May 31, 2014(2)	740,271	19.17	740,271	21,215,902
June 1 - June 30, 2014(2)	822,648	19.71	822,648	5,003,904
Total	1,863,708	$19.50	1,855,889	$5,003,904
(1) These represent shares surrendered to the Company as part of a net vesting of restricted stock awards granted under the NBH Holdings Corp. 2009 Equity Incentive Plan.
(2) These share repurchases were part of publicly announced, Board approved, stock repurchase authorizations.
On July 17, 2014, the Board of Directors authorized a $50 million dollar stock repurchase plan.

Item 5. OTHER INFORMATION
As part of its regular review of the Company’s corporate governance policies, on August 6, 2014, the Nominating and Governance Committee of the Company’s Board of Directors approved a revised Code of Business Conduct and Ethics (the “Revised Code of Conduct”), which applies to the Company’s directors, officers and employees (collectively, “Associates”).
The Company has adopted the Revised Code of Conduct to clarify the Company’s expectations of its Associates with respect to: honest and ethical conduct; compliance with laws, rules and regulations; competition, good faith and fair dealing; and conflicts of interest.
The Revised Code of Conduct has been posted on the Company’s website (www.nationalbankholdings.com) under “Investor Relations.”
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
Date: August 8, 2014