Form 10-Q
period 2014-09-30
National Bank Holdings Corp
filed 2014-11-07
CIK 1475841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of November 6, 2014, NBHC had outstanding 38,922,279 shares of Class A voting common stock and 867,774shares of Class B non-voting common stock, each with $0.01 par value per share, excluding 1,116,046 shares of restricted Class A common stock issued but not yet vested.

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

•
widespread natural and other disasters, dislocations, political instability, acts of war or terrorist activities, cyberattacks or international hostilities through impacts on the economy and financial markets generally or on us or our counterparties specifically;

•	impact of reputational risk on such matters as business generation and retention;

•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission; and

•	our success at managing the risks involved in the foregoing items.
Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

PART I: FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS
NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$58,525	$67,420
Due from Federal Reserve Bank of Kansas City	50,092	107,894
Interest bearing bank deposits	10,042	14,146
Cash and cash equivalents	118,659	189,460
Investment securities available-for-sale (at fair value)	1,553,641	1,785,528
Investment securities held-to-maturity (fair value of $557,593 and $636,405 at September 30, 2014 and December 31, 2013, respectively)	557,464	641,907
Non-marketable securities	21,640	31,663
Loans (including covered loans of $219,468 and $309,397 at September 30, 2014 and December 31, 2013, respectively)	2,171,372	1,854,094
Allowance for loan losses	(16,591)	(12,521)
Loans, net	2,154,781	1,841,573
Loans held for sale	5,252	5,787
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, net	44,413	64,447
Other real estate owned	45,885	70,125
Premises and equipment, net	108,100	115,219
Goodwill	59,630	59,630
Intangible assets, net	18,220	22,229
Other assets	125,122	86,547
Total assets	$4,812,807	$4,914,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$724,186	$674,989
Interest bearing demand deposits	369,917	386,762
Savings and money market	1,307,285	1,280,871
Time deposits	1,396,070	1,495,687
Total deposits	3,797,458	3,838,309
Securities sold under agreements to repurchase	109,946	99,547
Due to FDIC	35,120	41,882
Other liabilities	61,321	36,585
Total liabilities	4,003,845	4,016,323
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 52,405,241 and 52,289,347 shares issued; 39,862,824 and 44,918,336 shares outstanding at September 30, 2014 and December 31, 2013, respectively	512	512
Additional paid in capital	992,587	990,216
Retained earnings	40,197	39,966
Treasury stock of 11,392,009 and 6,306,551 shares at September 30, 2014 and December 31, 2013, respectively, at cost	(226,230)	(126,146)
Accumulated other comprehensive income (loss), net of tax	1,896	(6,756)
Total shareholders’ equity	808,962	897,792
Total liabilities and shareholders’ equity	$4,812,807	$4,914,115
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and dividend income:
Interest and fees on loans	$33,403	$35,328	$99,704	$105,783
Interest and dividends on investment securities	11,749	13,539	37,523	40,383
Dividends on non-marketable securities	245	388	904	1,170
Interest on interest-bearing bank deposits	95	267	251	762
Total interest and dividend income	45,492	49,522	138,382	148,098
Interest expense:
Interest on deposits	3,563	3,965	10,625	12,647
Interest on borrowings	34	42	92	80
Total interest expense	3,597	4,007	10,717	12,727
Net interest income before provision for loan losses	41,895	45,515	127,665	135,371
Provision for loan losses	1,515	437	4,944	3,524
Net interest income after provision for loan losses	40,380	45,078	122,721	131,847
Non-interest income:
FDIC indemnification asset amortization	(6,252)	(4,208)	(19,819)	(11,843)
FDIC loss sharing (expense) income	(943)	(1,191)	(2,549)	3,278
Service charges	4,148	4,334	11,558	11,944
Bank card fees	2,615	2,482	7,548	7,509
Gain on sales of mortgages, net	264	345	674	1,125
Gain on previously charged-off acquired loans	147	224	675	1,118
OREO related write-ups and other income	799	727	2,777	2,713
Other non-interest income	836	625	2,557	1,969
Total non-interest income	1,614	3,338	3,421	17,813
Non-interest expense:
Salaries and benefits	21,058	22,639	62,260	69,363
Occupancy and equipment	6,155	6,556	18,838	18,391
Telecommunications and data processing	2,848	3,050	8,978	9,805
Marketing and business development	757	1,408	3,542	3,519
FDIC deposit insurance	1,029	1,021	3,109	3,074
ATM/debit card expenses	799	1,179	2,312	3,291
Professional fees	854	791	2,180	3,045
Other non-interest expense	2,540	3,210	7,698	9,667
(Gain) loss from the change in fair value of warrant liability	(1,256)	441	(2,734)	138
Intangible asset amortization	1,336	1,336	4,008	4,009
Other real estate owned expenses	594	459	3,629	7,675
Problem loan expenses	1,267	1,134	3,034	4,361
Banking center closure related expenses	—	3,389	—	3,389
Total non-interest expense	37,981	46,613	116,854	139,727
Income before income taxes	4,013	1,803	9,288	9,933
Income tax expense	676	856	2,391	4,006
Net income	$3,337	$947	$6,897	$5,927
Income per share—basic	$0.08	$0.02	$0.16	$0.11
Income per share—diluted	$0.08	$0.02	$0.16	$0.11
Weighted average number of common shares outstanding:
Basic	41,837,485	51,454,200	43,403,791	51,940,245
Diluted	41,841,685	51,501,980	43,423,273	51,973,161
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$3,337	$947	$6,897	$5,927
Other comprehensive income, net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax benefit of $1,480 and $5,141 for the three months ended September 30, 2014 and 2013, respectively; and net of tax (expense) benefit of ($6,824) and $22,852 for the nine months ended September 30, 2014 and 2013, respectively.	(2,407)	(8,214)	11,099	(36,015)
	(2,407)	(8,214)	11,099	(36,015)
Net unrealized holding gains on securities transferred between available-for-sale to held-to-maturity:
Less: amortization of net unrealized holding gains to income, net of tax benefit of $475 and $738 for the three months ended September 30, 2014 and 2013, respectively; and net of tax benefit of $1,505 and $2,943 for the nine months ended September 30, 2014 and 2013, respectively.	(774)	(1,178)	(2,447)	(4,700)
	(774)	(1,178)	(2,447)	(4,700)
Other comprehensive income (loss)	(3,181)	(9,392)	8,652	(40,715)
Comprehensive income (loss)	$156	$(8,445)	$15,549	$(34,788)
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Nine Months Ended September 30, 2014 and 2013
(In thousands, except share and per share data)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total
Balance, December 31, 2012	$523	$1,006,194	$43,273	$(4)	$40,573	$1,090,559
Net income	—	—	5,927	—	—	5,927
Stock-based compensation	—	4,003	—	—	—	4,003
(Repurchase of 1,114,628 shares)/retirement of 1,114,868 treasury shares	(11)	(20,583)	—	4	—	(20,590)
Dividends paid ($.15 per share)	—	—	(7,934)	—	—	(7,934)
Other comprehensive loss	—	—	—	—	(40,715)	(40,715)
Balance, September 30, 2013	$512	$989,614	$41,266	$—	$(142)	$1,031,250
Balance, December 31, 2013	$512	$990,216	$39,966	$(126,146)	$(6,756)	$897,792
Net income	—	—	6,897	—	—	6,897
Stock-based compensation	—	2,750	—	—	—	2,750
Issuance under equity compensation plan	—	(368)	—	—	—	(368)
Change in corporate tax benefit related to stock-based compensation	—	(11)	—	—	—	(11)
Repurchase of 5,085,458 shares	—	—	—	(100,084)	—	(100,084)
Dividends paid ($.15 per share)	—	—	(6,666)	—	—	(6,666)
Other comprehensive income	—	—	—	—	8,652	8,652
Balance, September 30, 2014	$512	$992,587	$40,197	$(226,230)	$1,896	$808,962
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$6,897	$5,927
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	4,944	3,524
Depreciation and amortization	12,144	11,698
Current income tax receivable	20,364	(11,249)
Deferred income tax asset	(18,445)	(10,848)
Discount accretion, net of premium amortization on securities	3,828	6,692
Loan accretion	(48,978)	(66,906)
Net gain on sale of mortgage loans	(674)	(1,125)
Origination of loans held for sale, net of repayments	(29,622)	(47,754)
Proceeds from sales of loans held for sale	30,106	47,832
Amortization of indemnification asset	19,819	11,843
Gain on the sale of other real estate owned, net	(2,686)	(7,384)
Impairment on other real estate owned	1,789	9,142
Impairment on fixed assets related to banking center closures	—	2,531
Gain on sale of fixed assets	(123)	—
Stock-based compensation	2,750	4,003
(Decrease) increase in due to FDIC, net	(6,762)	693
(Increase) decrease in other assets	(740)	1,739
Increase in other liabilities	19,525	1,338
Net cash provided by (used in) operating activities	14,136	(38,304)
Cash flows from investing activities:
Proceeds from redemption of FHLB stock	633	1,271
Proceeds from redemption of FRB stock	9,390	—
Maturities of investment securities held-to-maturity	80,052	149,991
Maturities of investment securities available-for-sale	246,422	456,122
Purchase of investment securities held-to-maturity	—	(244,502)
Purchase of investment securities available-for-sale	—	(693,977)
Increase in securities purchased under agreements to resell	—	(75,000)
Net (increase) decrease in loans	(274,575)	91,068
Purchase of premises and equipment, net	(894)	(6,069)
Purchase of bank-owned life insurance	(40,000)	—
Proceeds from sales of loans	3,607	26,984
Proceeds from sales of other real estate owned	27,656	54,705
Increase in FDIC indemnification asset	215	72,634
Net cash provided by (used in) investing activities	52,506	(166,773)
Cash flows from financing activities:
Net decrease in deposits	(40,851)	(249,216)
Increase in repurchase agreements	10,399	62,786
Issuance under equity compensation plan	(379)	—
Payment of dividends	(6,528)	(7,839)
Repurchase of shares	(100,084)	(20,590)
Net cash used in financing activities	(137,443)	(214,859)
Decrease in cash and cash equivalents	(70,801)	(419,936)
Cash and cash equivalents at beginning of the year	189,460	769,180
Cash and cash equivalents at end of period	$118,659	$349,244
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,168	$13,741
Cash paid during the period for taxes	$489	$26,271
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$2,519	$32,408
FDIC indemnification asset claims transferred to other assets	$181	$24,460
Loans purchased but not settled	$29,906	$—
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

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
Note 2 Recent Accounting Pronouncements
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure - In January 2014, the FASB issued Accounting Standards Update ("ASU") 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This update amends ASC Topic 310-40 and clarifies that an “in substance repossession or foreclosure” has occurred upon the creditor obtaining either legal title to the property upon completion of foreclosure, or the borrower conveying all interest in the property through completion of a deed in lieu of foreclosure. Upon occurrence, the creditor derecognizes the loan receivable and recognizes the collateralized real estate property. The amendments in the ASU will be effective for the Company for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. Adoption of this amendment can be made using either a modified retrospective transition method or a prospective transition method. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

Revenue from Contracts with Customers - In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This update supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The new guidance stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides specific steps that entities should apply in order to achieve this principle. The amendments are effective for interim

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

and annual periods beginning January 1, 2017 and must be applied retrospectively. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.
Note 3 Investment Securities
The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $2.1 billion at September 30, 2014 and $2.4 billion at December 31, 2013. Included in the aforementioned $2.1 billion was $1.6 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities.
Available-for-sale
Available-for-sale investment securities are summarized as follows as of the dates indicated (in thousands):

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Asset backed securities	$356	$—	$—	$356
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	419,852	8,089	(814)	427,127
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,145,834	9,949	(30,044)	1,125,739
Other securities	419	—	—	419
Total	$1,566,461	$18,038	$(30,858)	$1,553,641

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Asset backed securities	4,534	3	—	4,537
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	490,321	7,670	(3,001)	494,990
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,320,998	10,764	(46,180)	1,285,582
Other securities	419	—	—	419
Total	$1,816,272	$18,437	$(49,181)	$1,785,528
At September 30, 2014 and December 31, 2013, mortgage-backed securities represented 99.9% and 99.7%, respectively, of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$75,906	$(274)	$110,728	$(540)	$186,634	$(814)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	107,699	(3,038)	672,803	(27,006)	780,502	(30,044)
Total	$183,605	$(3,312)	$783,531	$(27,546)	$967,136	$(30,858)

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$283,177	$(3,000)	$13	$(1)	$283,190	$(3,001)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	876,225	(44,101)	40,740	(2,079)	916,965	(46,180)
Total	$1,159,402	$(47,101)	$40,753	$(2,080)	$1,200,155	$(49,181)
Management evaluated all of the available-for-sale securities in an unrealized loss position and concluded that no other-than-temporary-impairment existed at September 30, 2014 or December 31, 2013. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at September 30, 2014 were caused by changes in interest rates. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.
The Company pledges certain securities as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $272.1 million at September 30, 2014 and $177.6 million December 31, 2013. The increase in pledged available-for-sale investment securities was primarily attributable to an increase in average deposit account balances during the nine months ended September 30, 2014, an increase in pledged securities for derivative instruments, and well as an increase in securities pledged to the Federal Reserve Bank. Certain investment securities may also be pledged as collateral should the Company utilize its line of credit at the FHLB of Des Moines; however, no investment securities were pledged for this purpose at September 30, 2014 or December 31, 2013.
Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.6 years as of September 30, 2014 and 3.9 years as of December 31, 2013. This estimate is based on assumptions and actual results may differ. Other securities of $0.4 million have no stated contractual maturity date as of September 30, 2014.
Held-to-maturity
At September 30, 2014 and December 31, 2013 the Company held $557.5 million and $641.9 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

(in thousands):

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$444,104	$3,774	$(454)	$447,424
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	113,360	202	(3,393)	110,169
Total investment securities held-to-maturity	$557,464	$3,976	$(3,847)	$557,593

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$513,090	$175	$(1,776)	$511,489
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	128,817	104	(4,005)	124,916
Total investment securities held-to-maturity	$641,907	$279	$(5,781)	$636,405
The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$37,164	$(454)	$37,164	$(454)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	10,289	(91)	82,866	(3,302)	93,155	(3,393)
Total	$10,289	$(91)	$120,030	$(3,756)	$130,319	$(3,847)

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

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
Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no other-than-temporary-impairment existed at September 30, 2014 or December 31, 2013. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at September 30, 2014 were caused by changes in interest rates. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.
The carrying value of held-to-maturity investment securities pledged as collateral totaled $63.6 million and $68.5 million at September 30, 2014 and December 31, 2013, respectively. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of September 30, 2014 and December 31, 2013 was 3.5 years and 3.8 years, respectively. This estimate is based on assumptions and actual results may differ.
Note 4 Loans
The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions of Bank of Choice and Community Banks of Colorado in 2011, and Hillcrest Bank and Bank Midwest in 2010. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transactions are covered by loss sharing agreements with the FDIC, and covered loans are presented separately from non-covered loans due to the FDIC loss sharing agreements associated with these loans. Covered loans comprised 10.1% of the total loan portfolio at September 30, 2014, compared to 16.7% of the total loan portfolio at December 31, 2013.
The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30 Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality and loans not accounted for under this guidance, which includes our originated loans. The table also shows the amounts covered by the FDIC loss sharing agreements as of September 30, 2014 and December 31, 2013. The carrying value of loans are net of discounts on loans excluded from Accounting Standards Codification (“ASC”) Topic 310-30, and fees and costs of $11.7 million and $13.3 million as of September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30, 2014
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$37,665	$717,507	$755,172	34.8%
Agriculture	20,071	142,801	162,872	7.5%
Commercial real estate	213,871	380,445	594,316	27.4%
Residential real estate	43,979	579,420	623,399	28.7%
Consumer	5,007	30,606	35,613	1.6%
Total	$320,593	$1,850,779	$2,171,372	100.0%
Covered	$183,486	$35,982	$219,468	10.1%
Non-covered	137,107	1,814,797	1,951,904	89.9%
Total	$320,593	$1,850,779	$2,171,372	100.0%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

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
Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. During 2013, the Company determined that the cash flows of one covered commercial and industrial loan pool were no longer reasonably estimable, and in accordance with the guidance in ASC 310-30, this pool was put on non-accrual status. During the nine months ended September 30, 2014, this loan pool was returned to accrual status due to improved performance and predictability of cash flows within that pool. At September 30, 2014, this loan pool had a carrying value of $13.2 million. Interest income is recognized on all accruing loans accounted for under ASC 310-30 through accretion of the difference between the carrying value of the loans and the expected cash flows.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and are included in loans 90 days or more past due and still accruing. Non-accrual loans include troubled debt restructurings on non-accrual status. At September 30, 2014 and December 31, 2013, $18.9 million and $9.5 million, respectively, of loans excluded from the scope of ASC 310-30 were on non-accrual and $14.8 million of loans accounted for under ASC 310-30 were on non-accrual status at December 31, 2013. Loan delinquency for all loans is shown in the following tables at September 30, 2014 and December 31, 2013, respectively (in thousands):

	Total Loans September 30, 2014
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial	$2,063	$314	$189	$2,566	$714,941	$717,507	$77	$12,203
Agriculture	67	—	—	67	142,734	142,801	—	515
Commercial real estate
Construction	—	—	—	—	11,835	11,835	—	—
Acquisition/development	42	—	—	42	4,553	4,595	—	—
Multifamily	—	—	95	95	15,784	15,879	94	144
Owner-occupied	78	89	289	456	122,023	122,479	—	946
Non owner-occupied	1,961	—	203	2,164	223,493	225,657	—	203
Total commercial real estate	2,081	89	587	2,757	377,688	380,445	94	1,293
Residential real estate
Senior lien	764	279	807	1,850	525,722	527,572	48	4,277
Junior lien	269	112	18	399	51,449	51,848	—	417
Total residential real estate	1,033	391	825	2,249	577,171	579,420	48	4,694
Consumer	135	24	6	165	30,441	30,606	6	231
Total loans excluded from ASC 310-30	$5,379	$818	$1,607	$7,804	$1,842,975	$1,850,779	$225	$18,936
Covered loans excluded from ASC 310-30	$78	$188	$30	$296	$35,686	$35,982	$—	$1,540
Non-covered loans excluded from ASC 310-30	5,301	630	1,577	7,508	1,807,289	1,814,797	225	17,396
Total loans excluded from ASC 310-30	$5,379	$818	$1,607	$7,804	$1,842,975	$1,850,779	$225	$18,936
Loans accounted for under ASC 310-30
Commercial	$400	$—	$4,981	$5,381	$32,284	$37,665	$4,981	$—
Agriculture	—	288	171	459	19,612	20,071	171	—
Commercial real estate	3,878	25,013	35,870	64,761	149,110	213,871	35,870	—
Residential real estate	879	156	1,757	2,792	41,187	43,979	1,757	—
Consumer	147	—	151	298	4,709	5,007	151	—
Total loans accounted for under ASC 310-30	$5,304	$25,457	$42,930	$73,691	$246,902	$320,593	$42,930	$—
Covered loans accounted for under ASC 310-30	$3,791	$23,783	$34,497	$62,071	$121,415	$183,486	$34,497	$—
Non-covered loans accounted for under ASC 310-30	1,513	1,674	8,433	11,620	125,487	137,107	8,433	—
Total loans accounted for under ASC 310-30	$5,304	$25,457	$42,930	$73,691	$246,902	$320,593	$42,930	$—
Total loans	$10,683	$26,275	$44,537	$81,495	$2,089,877	$2,171,372	$43,155	$18,936
Covered loans	$3,869	$23,971	$34,527	$62,367	$157,101	$219,468	$34,497	$1,540
Non-covered loans	6,814	2,304	10,010	19,128	1,932,776	1,951,904	8,658	17,396
Total loans	$10,683	$26,275	$44,537	$81,495	$2,089,877	$2,171,372	$43,155	$18,936

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of September 30, 2014 and December 31, 2013, respectively (in thousands):

	Total Loans September 30, 2014
	Pass	Special mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$686,475	$2,973	$28,022	$37	$717,507
Agriculture	132,749	92	9,960	—	142,801
Commercial real estate
Construction	11,835	—	—	—	11,835
Acquisition/development	4,595	—	—	—	4,595
Multifamily	15,735	—	128	16	15,879
Owner-occupied	117,256	161	5,062	—	122,479
Non owner-occupied	204,212	17,788	3,647	10	225,657
Total commercial real estate	353,633	17,949	8,837	26	380,445
Residential real estate
Senior lien	521,525	103	5,758	186	527,572
Junior lien	50,513	—	1,335	—	51,848
Total residential real estate	572,038	103	7,093	186	579,420
Consumer	30,376	—	230	—	30,606
Total loans excluded from ASC 310-30	$1,775,271	$21,117	$54,142	$249	$1,850,779
Covered loans excluded from ASC 310-30	$21,300	$2,404	$12,154	$124	$35,982
Non-covered loans excluded from ASC 310-30	1,753,971	18,713	41,988	125	1,814,797
Total loans excluded from ASC 310-30	$1,775,271	$21,117	$54,142	$249	$1,850,779
Loans accounted for under ASC 310-30
Commercial	$13,101	$348	$23,682	$534	$37,665
Agriculture	17,598	203	2,270	—	20,071
Commercial real estate	87,361	4,067	118,453	3,990	213,871
Residential real estate	30,066	1,447	12,466	—	43,979
Consumer	4,310	114	583	—	5,007
Total loans accounted for under ASC 310-30	$152,436	$6,179	$157,454	$4,524	$320,593
Covered loans accounted for under ASC 310-30	$54,336	$3,452	$121,176	$4,522	$183,486
Non-covered loans accounted for under ASC 310-30	98,100	2,727	36,278	2	137,107
Total loans accounted for under ASC 310-30	$152,436	$6,179	$157,454	$4,524	$320,593
Total loans	$1,927,707	$27,296	$211,596	$4,773	$2,171,372
Total covered	$75,636	$5,856	$133,330	$4,646	$219,468
Total non-covered	1,852,071	21,440	78,266	127	1,951,904
Total loans	$1,927,707	$27,296	$211,596	$4,773	$2,171,372

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

Impaired Loans
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At September 30, 2014, the Company measured $24.5 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate and $14.2 million of impaired loans based on the fair value of the collateral less selling costs. Impaired loans totaling $8.6 million that individually were less than $250 thousand each, were measured through our general ALL reserves due to their relatively small size.
At September 30, 2014 and December 31, 2013, the Company’s recorded investments in impaired loans was $47.2 million and $21.6 million, respectively, of which $11.8 million and $7.7 million were covered by loss sharing agreements, for the aforementioned periods. The increase in impaired loans was primarily in the commercial loan segment, and largely the result of two relationships, the first of which totaled $11.5 million and was fully secured and current as to principal and interest payments as of September 30, 2014. The second relationship totaled $7.4 million, is covered by loss-share and also current as to principal and interest payments as of September 30, 2014. Impaired loans had a collective related allowance for loan losses allocated to them of $0.3 million and $0.9 million at September 30, 2014 and December 31, 2013, respectively. Additional information regarding impaired loans at September 30, 2014 and December 31, 2013 is set forth in the table below (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

	Impaired Loans
	September 30, 2014			December 31, 2013
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$25,111	$24,974	$—	$4,981	$4,981	$—
Agriculture	9,314	9,310	—	—	—	—
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	987	929	—
Owner-occupied	1,746	1,514	—	1,872	1,655	—
Non-owner occupied	—	—	—	561	488	—
Total commercial real estate	1,746	1,514	—	3,420	3,072	—
Residential real estate
Senior lien	376	363	—	506	494	—
Junior lien	—	—	—	—	—	—
Total residential real estate	376	363	—	506	494	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance recorded	$36,547	$36,161	$—	$8,907	$8,547	$—
With a related allowance recorded:
Commercial	$1,030	$801	$39	$2,529	$2,379	$416
Agriculture	181	150	—	191	173	1
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	1	—
Multifamily	161	144	16	178	168	28
Owner-occupied	848	606	3	825	607	4
Non-owner occupied	1,142	1,061	12	640	628	4
Total commercial real estate	2,151	1,811	31	1,643	1,404	36
Residential real estate
Senior lien	7,479	6,575	210	8,147	7,266	474
Junior lien	1,697	1,477	10	1,815	1,605	16
Total residential real estate	9,176	8,052	220	9,962	8,871	490
Consumer	280	250	3	290	273	3
Total impaired loans with a related allowance recorded	$12,818	$11,064	$293	$14,615	$13,100	$946
Total impaired loans	$49,365	$47,225	$293	$23,522	$21,647	$946

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented (in thousands):

	For the nine months ended
	September 30, 2014		September 30, 2013
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$25,947	$342	$6,169	$276
Agriculture	9,045	217	—	—
Commercial real estate
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	958	—
Owner-occupied	1,578	63	4,031	226
Non owner-occupied	—	—	5,188	8
Total commercial real estate	1,578	63	10,177	234
Residential real estate
Senior lien	391	8	752	6
Junior lien	—	—	—	—
Total residential real estate	391	8	752	6
Consumer	—	—	—	—
Total impaired loans with no related allowance recorded	$36,961	$630	$17,098	$516
With a related allowance recorded:
Commercial	$987	$6	$2,744	$53
Agriculture	165	—	224	—
Commercial real estate
Construction	—	—	—	—
Acquisition/development	—	—	1	—
Multifamily	156	—	187	—
Owner-occupied	627	10	668	11
Non owner-occupied	1,086	42	636	14
Total commercial real estate	1,869	52	1,492	25
Residential real estate
Senior lien	6,738	81	7,310	71
Junior lien	1,515	45	1,736	40
Total residential real estate	8,253	126	9,046	111
Consumer	266	1	313	3
Total impaired loans with a related allowance recorded	$11,540	$185	$13,819	$192
Total impaired loans	$48,501	$815	$30,917	$708

Troubled debt restructurings
It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR. At September 30, 2014 and December 31, 2013, the Company had $25.0 million and $11.6 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment. Of these, $9.2 million and $5.7 million, respectively, were covered by FDIC loss sharing agreements.
Non-accruing TDRs at September 30, 2014 and December 31, 2013 totaled $3.7 million and $3.6 million, respectively. Of these, $1.4 million and $1.7 million were covered by the FDIC loss sharing agreements as of September 30, 2014 and December 31, 2013, respectively.
During the nine months ended September 30, 2014, the Company restructured fourteen loans with a recorded investment of $20.4 million to facilitate repayment. Substantially all of the loan modifications were an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The table below provides additional information related to accruing TDRs at September 30, 2014 and December 31, 2013 (in thousands):

	Accruing TDRs
	September 30, 2014
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDRs
Commercial	$12,573	$12,131	$12,573	$840
Agriculture	8,946	8,680	8,949	126
Commercial real estate	620	631	632	—
Residential real estate	2,877	2,932	2,902	2
Consumer	20	21	20	—
Total	$25,036	$24,395	$25,076	$968

	Accruing TDRs
	December 31, 2013
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDRs
Commercial	$6,079	$7,113	$6,084	$144
Agriculture	20	20	20	—
Commercial real estate	2,484	2,759	2,743	—
Residential real estate	2,995	3,055	3,023	12
Consumer	27	30	27	12
Total	$11,605	$12,977	$11,897	$168

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

The following table summarizes the Company’s carrying value of non-accrual TDRs as of September 30, 2014 and December 31, 2013 (in thousands):

	Non - Accruing TDRs
	September 30, 2014		December 31, 2013
	Covered	Non-covered	Covered	Non-covered
Commercial	$1	$429	$—	$535
Agriculture	201	180	—	—
Commercial real estate	246	470	296	98
Residential real estate	945	996	1,377	1,031
Consumer	—	199	—	237
Total	$1,393	$2,274	$1,673	$1,901
Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had three TDRs that were modified within the past 12 months and had defaulted on their restructured terms during the nine months ended September 30, 2014. The defaulted TDRs consisted of a commercial loan and two consumer loans totaling $37 thousand.
During the nine months ended September 30, 2013, the Company had two TDRs that had been modified within the past 12 months that defaulted on its restructured terms. The defaulted TDRs were a commercial loan and a consumer loan totaling $328 thousand. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest.
Loans accounted for under ASC Topic 310-30
Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large loans if circumstances specific to that loan warrant a prepayment assumption. No prepayments were presumed for small homogeneous commercial loans; however, prepayment assumptions are made that consider similar prepayment factors listed above for smaller homogeneous loans. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the nine months ended September 30, 2014 and 2013 (in thousands):

	September 30, 2014	September 30, 2013
Accretable yield beginning balance	$130,624	$133,585
Reclassification from non-accretable difference	30,394	55,351
Reclassification to non-accretable difference	(1,264)	(5,234)
Accretion	(46,646)	(59,616)
Accretable yield ending balance	$113,108	$124,086
Below is the composition of the net book value for loans accounted for under ASC 310-30 at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Contractual cash flows	$807,075	$984,019
Non-accretable difference	(373,374)	(402,515)
Accretable yield	(113,108)	(130,624)
Loans accounted for under ASC 310-30	$320,593	$450,880

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

Note 5 Allowance for Loan Losses
The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30, 2014
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$6,421	$1,407	$2,969	$4,310	$465	$15,572
Non 310-30 beginning balance	6,420	610	2,735	4,244	465	14,474
Charge-offs	(86)	—	—	(470)	(230)	(786)
Recoveries	189	8	16	22	55	290
Provision	859	102	166	338	241	1,706
Non 310-30 ending balance	7,382	720	2,917	4,134	531	15,684
ASC 310-30 beginning balance	1	797	234	66	—	1,098
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision (recoupment)	—	(184)	(7)	—	—	(191)
ASC 310-30 ending balance	1	613	227	66	—	907
Ending balance	$7,383	$1,333	$3,144	$4,200	$531	$16,591

	Three months ended September 30, 2013
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$2,286	$764	$2,419	$5,907	$471	$11,847
Non 310-30 beginning balance	2,240	495	2,113	4,333	471	9,652
Charge-offs	(401)	—	—	(117)	(276)	(794)
Recoveries	92	—	17	23	75	207
Provision (recoupment)	715	27	(205)	27	186	750
Non 310-30 ending balance	2,646	522	1,925	4,266	456	9,815
ASC 310-30 beginning balance	46	269	306	1,574	—	2,195
Charge-offs	—	(221)	—	(57)	—	(278)
Recoveries	—	—	—	—	—	—
Provision (recoupment)	43	537	(8)	(885)	—	(313)
ASC 310-30 ending balance	89	585	298	632	—	1,604
Ending balance	$2,735	$1,107	$2,223	$4,898	$456	$11,419

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

	Nine months ended September 30, 2014
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$4,258	$1,237	$2,276	$4,259	$491	$12,521
Non 310-30 beginning balance	4,029	572	1,984	4,165	491	11,241
Charge-offs	(498)	—	—	(539)	(585)	(1,622)
Recoveries	306	8	70	197	205	786
Provision	3,545	140	863	311	420	5,279
Non 310-30 ending balance	7,382	720	2,917	4,134	531	15,684
ASC 310-30 beginning balance	229	665	292	94	—	1,280
Charge-offs	(2)	—	—	—	(36)	(38)
Recoveries	—	—	—	—	—	—
Provision (recoupment)	(226)	(52)	(65)	(28)	36	(335)
ASC 310-30 ending balance	1	613	227	66	—	907
Ending balance	$7,383	$1,333	$3,144	$4,200	$531	$16,591
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$39	$—	$31	$220	$3	$293
Non 310-30 loans collectively evaluated for impairment	7,343	720	2,886	3,914	528	15,391
ASC 310-30 loans	1	613	227	66	—	907
Total ending allowance balance	$7,383	$1,333	$3,144	$4,200	$531	$16,591
Loans:
Non 310-30 individually evaluated for impairment	$25,776	$9,460	$3,325	$8,415	$250	$47,226
Non 310-30 collectively evaluated for impairment	691,731	133,341	377,120	571,005	30,356	1,803,553
ASC 310-30 loans	37,665	20,071	213,871	43,979	5,007	320,593
Total loans	$755,172	$162,872	$594,316	$623,399	$35,613	$2,171,372

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

	Nine months ended September 30, 2013
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$2,798	$592	$7,396	$4,011	$583	$15,380
Non 310-30 beginning balance	2,798	323	3,056	4,011	540	10,728
Charge-offs	(1,654)	—	(943)	(741)	(717)	(4,055)
Recoveries	187	13	129	64	224	617
Provision (recoupment)	1,315	186	(317)	932	409	2,525
Non 310-30 ending balance	2,646	522	1,925	4,266	456	9,815
ASC 310-30 beginning balance	—	269	4,340	—	43	4,652
Charge-offs	(407)	(221)	(2,796)	(623)	—	(4,047)
Recoveries	—	—	—	—	—	—
Provision (recoupment)	496	537	(1,246)	1,255	(43)	999
ASC 310-30 ending balance	89	585	298	632	—	1,604
Ending balance	$2,735	$1,107	$2,223	$4,898	$456	$11,419
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$92	$1	$40	$533	$7	$673
Non 310-30 loans collectively evaluated for impairment	2,554	521	1,885	3,733	449	9,142
ASC 310-30 loans	89	585	298	632	—	1,604
Total ending allowance balance	$2,735	$1,107	$2,223	$4,898	$456	$11,419
Loans:
Non 310-30 individually evaluated for impairment	$7,670	$223	$11,258	$9,629	$295	$29,075
Non 310-30 collectively evaluated for impairment	264,444	117,241	277,494	513,531	28,018	1,200,728
ASC 310-30 loans	68,250	37,882	325,701	72,409	8,768	513,010
Total loans	$340,364	$155,346	$614,453	$595,569	$37,081	$1,742,813
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
The Company had $0.5 million net charge-offs of non 310-30 loans during the three months ended September 30, 2014 and $0.8 million net charge-offs of non 310-30 loans during the nine months ended September 30, 2014. With the exception of a large commercial and industrial loan that was added to non-accrual status during the second quarter of 2014, strong credit quality trends of the non 310-30 loan portfolio continued during the three and nine months ended September 30, 2014, and, through management's evaluation, resulted in a provision for loan losses on the non 310-30 loans of $1.7 million and $5.3 million during the three and nine months ended September 30, 2014, respectively.
During the nine months ended September 30, 2014, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in net recoupment of impairment of $191 thousand and $335 thousand for the three and nine months ended September 30, 2014, respectively, which was comprised of recoupment of previous valuation allowances of $184 thousand during the three months ended September 30, 2014 in the agriculture segment and $226 thousand during the nine months ended September 30, 2014 in the commercial segment.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

The Company charged off $0.6 million and $3.4 million, net of recoveries, of non ASC 310-30 loans during the three and nine months ended September 30, 2013, respectively. The Company had previously provided specific reserves for $0.4 million and $1.7 million of the net charge-offs realized during the three and nine months ended September 30, 2013. Improvements in credit quality trends of the non 310-30 portfolio were seen in both past due and non-performing loans during the three and nine months ended September 30, 2013, and through management's evaluation, resulted in a provision for loan losses of $0.8 million and $2.5 million, respectively.
The Company's re-measurement of expected future cash flows of ASC 310-30 loans resulted in net recoupment of $0.3 million and a net impairment of $1.0 million for the three and nine months ended September 30, 2013, respectively. During the three months ended September 30, 2013, the re-measurements resulted in a recoupment of $0.9 million of impairment expense in the residential real estate segment and net impairments of $0.5 million in the agriculture segment. During the nine months ended September 30, 2013, the re-measurements resulted in a recoupment of previous valuation allowances of $1.2 million in the commercial real estate segment and net impairments of $1.3 million, $0.5 million and $0.5 million in the residential real estate, agriculture, and commercial segments, respectively.
Note 6 FDIC Indemnification Asset
Under the terms of the purchase and assumption agreements with the FDIC with regard to the Hillcrest Bank and Community Banks of Colorado acquisitions, the Company is reimbursed for a portion of the losses incurred on covered assets. Covered assets may be resolved through repayment, short sale of the underlying collateral, the foreclosure on and sale of collateral, or the sale or charge-off of loans or OREO. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. Covered gains or losses that are incurred in excess of the expected reimbursements (which are reflected in the FDIC indemnification asset balance), are recognized in the consolidated statements of operations as FDIC loss sharing income in the period in which they occur.
Below is a summary of the activity related to the FDIC indemnification asset during the nine months ended September 30, 2014 and 2013 (in thousands):

	For the nine months ended
	September 30, 2014	September 30, 2013
Balance at beginning of period	$64,447	$86,923
Amortization	(19,819)	(11,843)
FDIC portion of (recoveries) charge-offs exceeding fair value marks	(34)	7,466
Changes for FDIC loss share submissions	(181)	(24,460)
Balance at end of period	$44,413	$58,086
The $19.8 million of amortization of the FDIC indemnification asset recognized during the nine months ended September 30, 2014 resulted from an overall increase in actual and expected cash flows of the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in overall expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the expected remaining lives of the underlying covered loans as an adjustment to yield. The loss claims filed with the FDIC are subject to review and approval, including extensive audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. During the nine months ended September 30, 2014, the Company received a net $181 thousand from the FDIC.
During the nine months ended September 30, 2013, the Company recognized $11.8 million of amortization on the FDIC indemnification asset, and further reduced the carrying value of the FDIC indemnification asset by $24.5 million as a result of claims filed with the FDIC. During the nine months ended September 30, 2013, the Company received $77.0 million in payments from the FDIC.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

Note 7 Other Real Estate Owned
A summary of the activity in the OREO balances during the nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	For the nine months ended September 30,
	2014	2013
Beginning balance	$70,125	$94,808
Transfers from loan portfolio, at fair value	2,519	32,408
Impairments	(1,789)	(9,142)
Sales	(27,656)	(54,705)
Gain on sale of OREO, net	2,686	7,384
Ending balance	$45,885	$70,753
Of the $45.9 million of OREO at September 30, 2014, $30.1 million, or 65.7%, was covered by loss sharing agreements with the FDIC. At December 31, 2013, $38.8 million, or 55.4%, of the $70.1 million of OREO was covered by loss sharing agreements. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset.
The OREO balance at December 31, 2013 includes the interests of several outside participating banks totaling $4.2 million, for which an offsetting liability is recorded in other liabilities. At September 30, 2014, the Company did not own property that contained the interest of outside participating banks. The OREO balances exclude $8.5 million and $10.6 million at September 30, 2014 and December 31, 2013, respectively, of the Company’s minority interests in OREO which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests.
Note 8 Regulatory Capital
At September 30, 2014 and December 31, 2013, NBH Bank, N.A. and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the table below (in thousands):

	September 30, 2014
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	15.2%	$729,216	N/A	N/A	4%	$191,465
NBH Bank, N.A.	11.9%	568,864	10%	$476,688	4%	190,675
Tier 1 risk-based capital ratio (2)
Consolidated	29.4%	$729,216	6%	$148,680	4%	$99,120
NBH Bank, N.A.	23.1%	568,864	11%	270,429	4%	98,338
Total risk-based capital ratio (2)
Consolidated	30.1%	$746,208	10%	$247,800	8%	$198,240
NBH Bank, N.A.	23.8%	585,856	12%	295,014	8%	196,676

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

	December 31, 2013
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	16.6%	$822,688	N/A	N/A	4%	$197,906
NBH Bank, N.A.	11.3%	556,876	10%	$491,294	4%	196,518
Tier 1 risk-based capital ratio (2)
Consolidated	38.9%	$822,688	6%	$126,865	4%	$84,577
NBH Bank, N.A.	26.6%	556,876	11%	230,334	4%	83,758
Total risk-based capital ratio (2)
Consolidated	39.5%	$835,810	10%	$211,442	8%	$169,153
NBH Bank, N.A.	27.2%	569,998	12%	251,273	8%	167,515

(1)	These ratio requirements for NBH Bank, N.A. are reflective of the agreements NBH Bank, N.A. has made with its various regulators in connection with the approval of its de novo charter.

(2)	Due to the conditional guarantee represented by the loss sharing agreements, the FDIC indemnification asset and covered assets are risk-weighted at 20% for purposes of risk-based capital computations.
Note 9 FDIC Loss Sharing (Expense) Income
In connection with the loss sharing agreements that the Company has with the FDIC with regard to the Hillcrest Bank and Community Banks of Colorado transactions, the Company recognizes the actual reimbursement of costs of resolution of covered assets from the FDIC through the statements of operations. The table below provides additional details of the Company’s FDIC loss sharing (expense) income during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Clawback liability amortization	$(345)	$(314)	$(1,009)	$(937)
Clawback liability remeasurement	(592)	(405)	(1,646)	244
Reimbursement to FDIC for gain on sale of and income from covered OREO	(1,587)	(2,514)	(3,287)	(4,615)
Reimbursement to FDIC for recoveries	(62)	—	(180)	(22)
FDIC reimbursement of covered asset resolution costs	1,643	2,042	3,573	8,608
Total	$(943)	$(1,191)	$(2,549)	$3,278
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
The aggregate number of Class A common stock available for issuance under the 2014 Plan is 4,519,533 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

To date, the Company has issued stock options and restricted stock under the plans. The compensation committee sets the option exercise price at the time of grant but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.
The Company issued stock options and restricted stock in accordance with the plans during the nine months ended September 30, 2014. The following table summarizes stock option activity for the nine months ended September 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,515,486	$19.92	6.13	$5,183,567
Granted	114,148	18.93
Forfeited	(4,360)	18.36
Surrendered	(9,705)	20.00
Exercised	(295)	20.00
Expired	(2,083)	20.00
Outstanding at September 30, 2014	3,613,191	$19.89	5.53	$168,864
Options fully vested and exercisable at September 30, 2014	2,957,498	$19.99	5.30	$—
Options expected to vest	611,407	$19.50	6.39	$142,375
Stock option expense is included in salaries and benefits in the accompanying consolidated statements of operations and totaled $0.3 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and $1.0 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 0.9 years.
Expense related to non-vested restricted stock totaled $0.8 million during each of the three months ended September 30, 2014 and 2013 and $1.8 million and $2.2 million during the nine months ended September 30, 2014 and 2013, respectively, and is included in salaries and benefits in the Company’s consolidated statements of operations. As of September 30, 2014, there was $2.5 million of total unrecognized compensation cost related to non-vested restricted shares granted under the plans, which is expected to be recognized over a weighted average period of 0.7 years. The following table summarizes restricted stock activity for the nine months ended September 30, 2014:

	Total Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2013	1,064,460	$15.16
Vested	(29,651)	19.50
Granted	147,086	18.98
Forfeited	(13,780)	14.58
Surrendered	(18,610)	19.16
Unvested at September 30, 2014	1,149,505	$15.48
Note 11 Warrants
At September 30, 2014 and December 31, 2013, the Company had 830,750 issued and outstanding warrants to purchase Company stock. The warrants were granted to certain lead shareholders of the Company, all with an exercise price of $20.00 per share. The term of the warrants is for ten years from the date of grant and the expiration dates of the warrants range from October 20, 2019 to September 30, 2020. The fair value of the warrants was estimated to be $3.5 million and $6.3 million at September 30, 2014 and December 31, 2013, respectively. The fair value of the warrants was estimated using a Black-Scholes option pricing model utilizing the following assumptions at the indicated dates:

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

	September 30, 2014	December 31, 2013
Risk-free interest rate	1.87%	2.16%
Expected volatility	25.85%	33.80%
Expected term (years)	5-6	6-7
Dividend yield	1.05%	0.93%
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
The Company recorded a benefit of $1.3 million and $2.7 million for the three and nine months ended September 30, 2014, respectively, and an expense of $0.4 million and $0.1 million for the three and nine months ended September 30, 2013, respectively, in the consolidated statements of operations resulting from the change in fair value of the warrant liability.
Note 12 Common Stock
During the three and nine months ended September 30, 2014, the Company repurchased 2,774,863 and 5,085,458 shares for $55.0 million and $100.1 million at weighted average prices of $19.82 and $19.66 per share, respectively. On October 21, 2014, the Board of Directors authorized a new share repurchase program for up to $50.0 million in share repurchases from time to time in either the open market or through privately negotiated transactions.
The Company had 38,995,050 shares of Class A common stock and 867,774 shares of Class B common stock outstanding as of September 30, 2014, and 41,890,562 shares of Class A common stock and 3,027,774 shares of Class B common stock outstanding as of December 31, 2013. Additionally, as of September 30, 2014 and December 31, 2013, the Company had 1,149,505 and 1,064,460 shares, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan and the Prior Plan.
Note 13 Income Per Share
The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 10.
The Company had 39,862,824 and 51,213,044 shares outstanding (inclusive of Class A and B) as of September 30, 2014 and 2013, respectively. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for three and nine months ended September 30, 2014 and 2013, respectively.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

The following table illustrates the computation of basic and diluted income per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share and earnings per share information):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Distributed earnings	$2,159	$2,622	$6,666	$7,934
Undistributed earnings (distributions in excess of earnings)	1,178	(1,675)	231	(2,007)
Net income	$3,337	$947	$6,897	$5,927
Less: earnings allocated to participating securities	(12)	(5)	(28)	(12)
Earnings allocated to common shareholders	$3,325	$942	$6,869	$5,915
Weighted average shares outstanding for basic earnings per common share	41,837,485	51,454,200	43,403,791	51,940,245
Dilutive effect of equity awards	4,200	45,301	19,482	32,916
Dilutive effect of warrants	—	2,479	—	—
Weighted average shares outstanding for diluted earnings per common share	41,841,685	51,501,980	43,423,273	51,973,161
Basic earnings per share	$0.08	$0.02	$0.16	$0.11
Diluted earnings per share	$0.08	$0.02	$0.16	$0.11
The Company had 3,613,191 and 3,538,012 outstanding stock options to purchase common stock at weighted average exercise prices of $19.89 and $19.92 per share at September 30, 2014 and 2013, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, the Company had 830,750 outstanding warrants to purchase the Company’s common stock as of September 30, 2014 and 2013. The warrants have an exercise price of $20.00, which was out-of-the-money for purposes of dilution calculations during the three and nine months ended September 30, 2014. The Company had 1,149,505 and 1,087,154 unvested restricted shares outstanding as of September 30, 2014 and 2013, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.
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
Fair values of derivative instrument of the balance sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013 (dollars in thousands).

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

Information about the valuation methods used to measure fair value is provided in note 16.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments
Interest rate products	Other assets	$17	$129	Other liabilities	$1,259	$—
Total derivatives designated as hedging instruments		$17	$129		$1,259	$—

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$721	$73	Other liabilities	$774	$74
Total derivatives not designated as hedging instruments		$721	$73		$774	$74
Fair value hedges of interest rate risk
Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2014, the Company had nine interest rate swaps with a notional amount of $63.7 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. The Company had one outstanding interest rate swap with a notional amount of $10.0 million that was designated as a fair value hedge as of December 31, 2013.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2014, the Company recognized a net loss of $45.9 thousand and $185.5 thousand, respectively, in non-interest expense related to hedge ineffectiveness. During the three and nine months ended September 30, 2013, the Company did not participate in fair value hedges that would result in hedge ineffectiveness.
Non-designated hedges
Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2014, the Company had nine matched interest rate swap transactions with an aggregate notional amount of $27.3 million related to this program. As of December 31, 2013, the Company had three matched interest rate swap transactions with an aggregate notional amount of $7.3 million related to this program.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

Effect of Derivative Instruments on the Consolidated Statement of Operations
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands).

Derivatives in fair value hedging relationships	Location of loss recognized in income on derivatives	Amount of loss recognized in income on derivatives
		Three months ended September 30,		For the nine months ended September 30,
		2014	2013	2014	2013
Interest rate products	Interest income	$(36)	$—	$(1,371)	$—
Total		$(36)	$—	$(1,371)	$—

Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on hedged items
		Three months ended September 30,		For the nine months ended September 30,
		2014	2013	2014	2013
Interest rate products	Interest income	$(10)	$—	$1,185	$—
Total		$(10)	$—	$1,185	$—

		Amount of loss recognized in income on derivatives
		Three months ended September 30,		For the nine months ended September 30,
Derivatives not designated as hedging instruments	Location of loss recognized in income on derivatives	2014	2013	2014	2013
Interest rate products	Other non-interest income	$(1)	$(7)	$(51)	(7)
Total		$(1)	$(7)	$(51)	(7)
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
As of September 30, 2014, the termination value of derivatives in a net liability position related to these agreements was $2.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of September 30, 2014, the Company had posted $2.7 million in eligible collateral.
Note 15 Commitments and Contingencies
In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At September 30, 2014 and December 31, 2013, the Company

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

had loan commitments totaling $475.4 million and $383.9 million, respectively, and standby letters of credit that totaled $7.2 million and $5.9 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure. Amounts funded under non-cancelable commitments in effect at the date of acquisition are covered under the applicable loss sharing agreements if certain conditions are met.
Total unfunded commitments at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014			December 31, 2013
	Covered	Non-covered	Total	Covered	Non-covered	Total
Commitments to fund loans
Residential	$—	$2,015	$2,015	$—	$1,303	$1,303
Commercial and commercial real estate	11	200,113	200,124	415	169,214	169,629
Construction and land development	—	31,447	31,447	—	2,911	2,911
Consumer	—	4,224	4,224	—	4,435	4,435
Credit card lines of credit	—	18,733	18,733	—	17,322	17,322
Unfunded commitments under lines of credit	7,895	210,961	218,856	13,162	175,177	188,339
Commercial and standby letters of credit	234	6,929	7,163	443	5,487	5,930
Total	$8,140	$474,422	$482,562	$14,020	$375,849	$389,869
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
September 30, 2014

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
Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the nine months ended September 30, 2014 and 2013, there were no transfers of financial instruments between the hierarchy levels.
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:
Fair Value of Financial Instruments Measured on a Recurring Basis
Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At September 30, 2014 and December 31, 2013, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At September 30, 2014 and December 31, 2013, the Company’s level 2 securities included asset backed securities, mortgage-backed securities comprised of residential mortgage pass-through securities, and other residential mortgage-backed securities. All other investment securities are classified as level 3.
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
September 30, 2014

cash flow analysis through the use of third-party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk, and are classified as level 2.
Warrant liability—The Company measures the fair value of the warrant liability on a recurring basis using a Black-Scholes option pricing model. The Company’s shares became publicly traded on September 20, 2012 and prior to that, had limited private trading; therefore, expected volatility was estimated using a time-based weighted migration of the Company’s own stock price volatility coupled with the median historical volatility, for a period commensurate with the expected term of the warrants, of those of 8 comparable companies with publicly traded shares, and is deemed a significant unobservable input to the valuation model.
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
The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 on the consolidated statements of financial condition utilizing the hierarchy structure described above (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Asset backed securities	$—	$356	$—	$356
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	427,127	—	427,127
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,125,739	—	1,125,739
Other securities	—	—	419	419
Derivatives	—	738	—	738
Total assets at fair value	$—	$1,553,960	$419	$1,554,379
Liabilities:
Warrant liability	$—	$—	$3,547	$3,547
Clawback liability	—	—	35,120	35,120
Derivatives	—	2,033	—	2,033
Total liabilities at fair value	$—	$2,033	$38,667	$40,700

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

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
The table below details the changes in level 3 financial instruments during the nine months ended September 30, 2014 and September 30, 2013 (in thousands):

	Warrant liability	Clawback liability
Balance at December 31, 2012	$5,461	$31,271
Change in value	138	(244)
Amortization	—	937
Net change in level 3	$138	$693
Balance at September 30, 2013	$5,599	$31,964
Balance at December 31, 2013	$6,281	$32,465
Change in value	(2,734)	1,646
Amortization	—	1,009
Net change in Level 3	(2,734)	2,655
Balance at September 30, 2014	$3,547	$35,120
Fair Value of Financial Instruments Measured on a Non-recurring Basis
Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.
The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During the nine months ended September 30, 2014, the Company measured 24 loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $0.2 million at September 30, 2014. During the nine months ended September 30, 2014, the Company added specific reserves of $0.3 million for seven loans with carrying balances of $2.5

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

million at September 30, 2014. The Company also eliminated specific reserves of $0.9 million for ten loans during the nine months ended September 30, 2014, primarily due to pay downs on these loans.
The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.
OREO is recorded at the lower of the loan balance or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $1.8 million of OREO impairments in its consolidated statements of operations during the nine months ended September 30, 2014, of which $1.1 million, or 60.2%, were on OREO that was covered by loss sharing agreements with the FDIC. During the nine months ended September 30, 2013, the Company recognized $9.1 million of OREO impairments in its consolidated statements of operations, of which $6.6 million, or 73.2% , were on OREO that was covered by loss sharing agreements with the FDIC. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.
The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the nine months ended September 30, 2014 and 2013 (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total	Losses from fair value changes
Other real estate owned	$—	$—	$45,885	$45,885	$1,789
Impaired loans	—	—	47,225	47,225	145

	September 30, 2013
	Level 1	Level 2	Level 3	Total	Losses from fair value changes
Other real estate owned	$—	$—	$70,753	$70,753	$9,142
Impaired loans	—	—	29,075	29,075	1,305
The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the nine months ended September 30, 2014.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of September 30, 2014. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved (in thousands):

	Fair value at September 30, 2014	Valuation Technique	Unobservable Input	Quantitative Measures
Other securities	$419	Cash investment in private equity fund	Cash investment
Impaired loans	47,225	Appraised value	Appraised values
			Discount rate	0-25%
Clawback liability	35,120	Contractually defined discounted cash flows	Intrinsic loss estimates	$323.3 million - $405 million
			Expected credit losses	—
			Discount rate	4%
Warrant liability	3,547	Black-Scholes	Volatility	18%-36%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

Note 17 Fair Value of Financial Instruments
The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado acquisitions, the Company recorded all of the acquired assets and assumed liabilities at fair value at the respective dates of acquisition. The fair value of financial instruments at September 30, 2014 and December 31, 2013, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

		September 30, 2014		December 31, 2013
	Level in fair value measurement hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
ASSETS:
Cash and cash equivalents	Level 1	$118,659	$118,659	$189,460	$189,460
Asset backed securities available-for-sale	Level 2	356	356	4,537	4,537
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	427,127	427,127	494,990	494,990
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	1,125,739	1,125,739	1,285,582	1,285,582
Other securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	444,104	447,424	513,090	511,489
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	113,360	110,169	128,817	124,916
Capital stock of FHLB	Level 2	6,010	6,010	6,643	6,643
Capital stock of FRB	Level 2	15,630	15,630	25,020	25,020
Loans receivable, net	Level 3	2,154,781	2,194,983	1,841,573	1,923,888
Loans held-for-sale	Level 2	5,252	5,252	5,787	5,787
Accrued interest receivable	Level 2	12,851	12,851	11,355	11,355
Derivatives	Level 2	738	738	202	202
LIABILITIES:
Deposit transaction accounts	Level 2	2,401,388	2,401,388	2,342,622	2,342,622
Time deposits	Level 2	1,396,070	1,397,401	1,495,687	1,498,798
Securities sold under agreements to repurchase	Level 2	109,946	109,946	99,547	99,547
Due to FDIC	Level 3	35,120	35,120	41,882	41,882
Warrant liability	Level 3	3,547	3,547	6,281	6,281
Accrued interest payable	Level 2	3,607	3,607	3,058	3,058
Derivatives	Level 2	2,033	2,033	74	74

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
September 30, 2014

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2014, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2013, 2012, and 2011. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.
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
In just under four years, we have completed the acquisition and integration of four problem or failed banks, three of which were FDIC-assisted. We have transformed these four banks into one collective banking operation with steadily increasing organic growth, prudent underwriting, and meaningful market share with continued opportunity for expansion. Our long-term business model utilizes our organic development infrastructure, low-risk balance sheet, continuous operational development and a disciplined acquisition strategy to create value and provide opportunities for growth.
As of September 30, 2014, we had $4.8 billion in assets, $2.2 billion in loans, $3.8 billion in deposits and $0.8 billion in equity. We believe that our established presence positions us well for growth opportunities in our current and complementary markets. Our focus is on building strong banking relationships with small to mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid financial services franchise with a sizable presence for deposit gathering and client relationship building necessary for growth.
Operating Highlights and Key Challenges
Our operations resulted in the following highlights as of and for the nine months ended September 30, 2014 (except as noted):
Loan portfolio

•	Organic loan originations totaled $687.0 million, representing a 46.2% increase from the same period of 2013.

•	We had $1.9 billion of loans outstanding that are associated with a “strategic” client relationship - a 37.0% annualized growth for the nine months ended September 30, 2014.

•	Successfully exited $98.8 million, or 37.7% annualized, of the non-strategic loan portfolio during the nine months ended September 30, 2014.
Credit quality

•	Non 310-30 loans

◦	Strong loss-share coverage on 48.2% of non-performing assets.

◦	Net charge-offs on average non 310-30 loans remained low at 0.07% annualized.

◦	Non 310-30 loans grew from 70.6% to 85.2% of the total loan portfolio, an increase of 14.6% from the same period of 2013.

•	ASC 310-30 loans

◦	Added a net $29.1 million to accretable yield for the acquired loans accounted for under ASC 310-30.

◦
The $14.8 million covered commercial and industrial loan pool that had previously been on non-accrual status at December 31, 2013 was returned to accrual status during the first quarter of 2014 due to improved performance and predictability of cash flows within that pool.

Client deposit funded balance sheet

•	Average transaction deposits and client repurchase agreements increased $26.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, or 1.1%.

•	Transaction account balances improved to 63.2% of total deposits as of September 30, 2014 from 61.0% at December 31, 2013.

•	As of September 30, 2014, total deposits and client repurchase agreements made up 97.6% of our total liabilities.

•	We did not have any brokered deposits as of September 30, 2014.
Revenues and expenses

•
The average annual yield on our loan portfolio was 6.67% for the nine months ended September 30, 2014 compared to 8.11% for the nine months ended September 30, 2013, driven by the increasing originated loan balances coupled with declining balances of higher-yielding purchased loans.

•
Cost of deposits decreased five basis points to 0.37% for the nine months ended September 30, 2014 from 0.42% for the nine months ended September 30, 2013 due to a $219.4 million decrease in average interest bearing deposits and a $36.9 million increase in average demand deposits.

•
Net interest margin widened to 3.84% on a fully taxable equivalent basis during the nine months ended September 30, 2014, from 3.82% during the nine months ended September 30, 2013, driven by strong yields on the high-yielding 310-30 loans coupled with a five basis point decrease in the cost of average interest bearing liabilities.

•
Operating costs before problem loan/OREO workout expenses, the benefit of the change in the warrant liability and banking center closure expenses declined $11.2 million, or 9.1%, during the nine months ended September 30, 2014, compared to the same period in 2013. The decrease in operating costs was attributable to implemented efficiency initiatives and banking center closures.

•	Problem loan/OREO workout expenses totaled $6.7 million for the nine months ended September 30, 2014, decreasing $5.4 million, or 44.6%, from the same period in 2013.
Strong capital position

•	As of September 30, 2014, our consolidated tier 1 leverage ratio was 15.2% and our consolidated tier 1 risk-based capital ratio was 29.4%.

•
The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC indemnification asset, net, in excess of 4.5%, an approximate yield on new loan originations, and discounted at 5%, adds $0.85 per share to our tangible book value per share as of September 30, 2014.

•	Tangible common book value per share was $18.49 before consideration of the excess accretable yield value of $0.85 per share.

•
During the nine months ended September 30, 2014, we repurchased 5.1 million shares, or 11.32% of outstanding shares, at a weighted average price of $19.66 per share. Since early 2013 and through November 6, 2014, we have repurchased 12.6 million shares, or 24.07% of outstanding shares, at an attractive weighted average price of $19.73 per share.

•
During the nine months ended September 30, 2014, we repurchased 5.1 million of our shares at a weighted average price per share of $19.66. On October 21, 2014, we announced that the Board of Directors approved a new authorization to repurchase another $50.0 million of the Company’s common stock.

Key Challenges
There are a number of significant challenges confronting us and our industry. We face a variety of challenges in implementing our business strategy, including being a new entity, the challenges of acquiring distressed franchises and rebuilding them, effectively managing our capital, low interest rates and intense competition for loans.
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
Our total loan balances increased $317.3 million during the nine months ended September 30, 2014, or 22.9% annualized on the strength of $687.0 million of loan originations. While we have reached our loan growth inflection point, whereby total originations are now outpacing problem loan resolution, interest rates remain low and intense loan competition has been limiting the yields we have been able to obtain on interest earning assets. For example, our acquired loans generally have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. We expect downward pressure on the yields on our total loan portfolio to the extent that our originated loan portfolio does not provide sufficient yields to replace the high yields on the acquired loan portfolio as they pay down or pay off. Additionally, growth in our interest income will be dependent on our ability to generate sufficient volumes of high-quality originated loans.
Increased regulation, such as the rules and regulations promulgated under the Dodd-Frank Act and potentially higher required capital ratios, is adding costs and uncertainty to all U.S. banks and could reduce our competitiveness as compared to other financial service providers or lead to industry-wide decreases in profitability. While certain external factors are out of our control and may provide obstacles during the implementation of our business strategy, we believe we are prepared to deal with these challenges. We seek to remain flexible, yet methodical and proactive, in our strategic decision making so that we can quickly respond to market changes and the inherent challenges and opportunities that accompany such changes.
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

Within our consolidated results of operations, we specifically evaluate the following:
Net interest income - Net interest income represents the amount by which interest income on interest earning assets exceeds interest expense incurred on interest bearing liabilities. We generate interest income through interest and dividends on loans, investment securities and interest bearing bank deposits. Our acquired loans have generally produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield and, as a result, we have historically had downward pressure on our interest income. While there is still some volatility in our interest income due to the nature of our portfolio, solid loan originations are helping to stabilize interest income by offsetting the decrease in interest income from the higher yielding purchased loans with the interest income earned on new loan originations. We incur interest expense on our interest bearing deposits and repurchase agreements and would also incur interest expense on any future borrowings, including any debt assumed in acquisitions. We strive to maximize our interest income by acquiring and originating loans and investing excess cash in investment securities. Furthermore, we seek to minimize our interest expense through low-cost funding sources, thereby maximizing our net interest income.

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
Non-interest income - Non-interest income consists of service charges, bank card fees, gains on sales of mortgages, gains on sales of investment securities, gains on previously charged-off acquired loans, OREO related write-ups and other income and other non-interest income. Also included in non-interest income is FDIC indemnification asset amortization and other FDIC loss sharing income, which consists of reimbursement of costs related to the resolution of covered assets, and amortization of our clawback liability. For additional information, see “Application of Critical Accounting Policies-Acquisition Accounting Application and the Valuation of Assets Acquired and Liabilities Assumed” and note 2 in our consolidated financial statements in our 2013 Annual Report on Form 10-K. Due to fluctuations in the amortization rates on the FDIC indemnification asset and the amortization of the clawback liability and due to varying levels of expenses and income related to the resolution of covered assets, the FDIC loss sharing income is not consistent on a period-to-period basis and, is expected to decline over time as covered assets are resolved and as the FDIC loss sharing agreements expire over the next few years.
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
In evaluating the financial statement line items described above, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for the periods indicated:

	As of and for the three months ended			As of and for the nine months ended
	September 30, 2014	December 31, 2013	September 30, 2013	September 30, 2014	September 30, 2013
Key Ratios(1)
Return on average assets	0.27%	0.08%	0.07%	0.19%	0.15%
Return on average tangible assets(2)	0.34%	0.15%	0.14%	0.26%	0.22%
Return on average equity	1.56%	0.42%	0.36%	1.05%	0.74%
Return on average tangible common equity(2)	2.12%	0.82%	0.73%	1.55%	1.13%
Return on risk weighted assets	0.53%	0.19%	0.19%	0.37%	0.40%
Interest-earning assets to interest-bearing liabilities (end of period)(3)	137.71%	137.05%	139.44%	137.71%	139.44%
Loans to deposits ratio (end of period)	57.32%	48.46%	44.24%	57.32%	44.24%
Average equity to average assets	17.50%	19.02%	19.97%	17.99%	20.41%
Non-interest bearing deposits to total deposits (end of period)	19.07%	17.59%	17.45%	19.07%	17.45%
Net interest margin	3.73%	3.78%	3.80%	3.82%	3.82%
Net interest margin (fully taxable equivalent)(2)(4)	3.75%	3.78%	3.80%	3.84%	3.82%
Interest rate spread(5)	3.63%	3.66%	3.68%	3.72%	3.69%
Yield on earning assets	4.05%	4.11%	4.14%	4.14%	4.18%
Yield on earning assets (fully taxable equivalent)(2)(3)	4.07%	4.11%	4.14%	4.16%	4.18%
Cost of interest bearing liabilities(3)	0.44%	0.45%	0.46%	0.44%	0.49%
Cost of deposits	0.37%	0.38%	0.40%	0.37%	0.42%
Non-interest expense to average assets	3.10%	3.50%	3.56%	3.20%	3.57%
Efficiency ratio(2)(6)	84.22%	93.36%	92.68%	86.09%	88.60%
Efficiency ratio (fully taxable equivalent)(2)	83.78%	93.36%	92.68%	85.69%	88.60%
Dividend payout ratio	62.50%	250.00%	250.00%	93.75%	136.36%

Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.87%	1.31%	1.77%	0.87%	1.77%
Covered non-performing loans to total non-performing loans	8.13%	68.89%	62.43%	8.13%	62.43%
Non-performing assets to total assets	1.37%	1.94%	1.99%	1.37%	1.99%
Covered non-performing assets to total non-performing assets	48.23%	58.50%	62.04%	48.23%	62.04%
Allowance for loan losses to total loans	0.76%	0.68%	0.66%	0.76%	0.66%
Allowance for loan losses to total non-covered loans	0.85%	0.81%	0.83%	0.85%	0.83%
Allowance for loan losses to non-performing loans	87.62%	51.43%	37.01%	87.62%	37.01%
Net charge-offs (recoveries) to average loans	0.09%	(0.07%)	0.20%	0.06%	0.58%

(1)	Ratios are annualized.

(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation on page 48.

(3)
Interest earning assets include assets that earn interest/accretion or dividends, except for the FDIC indemnification asset, which is not part of interest earning assets. Any market value adjustments on investment securities are excluded from interest-earning assets. Interest bearing liabilities include liabilities that must be paid interest.

(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.

(5)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.

(6)	The efficiency ratio represents non-interest expense, less intangible asset amortization, as a percentage of net interest income plus non-interest income on a fully taxable basis.

(7)
Non-performing loans were redefined during the third quarter of 2014 to only include non-accrual loans and restructured loans on non-accrual, and exclude any loans accounted for under ASC 310-30 in which the pool is still performing. All previous periods have been restated.

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

	As of and for the three months ended
	September 30, 2014	December 31, 2013	September 30, 2013
Total shareholders’ equity	$808,962	$897,792	$1,031,250
Less: goodwill and intangible assets, net	(77,850)	(81,859)	(83,196)
Add: deferred tax liability related to goodwill	5,834	4,671	4,284
Tangible common equity (non-GAAP)	$736,946	$820,604	$952,338

Total assets	$4,812,807	$4,914,115	$5,161,969
Less: goodwill and intangible assets, net	(77,850)	(81,859)	(83,196)
Add: deferred tax liability related to goodwill	5,834	4,671	4,284
Tangible assets (non-GAAP)	$4,740,791	$4,836,927	$5,083,057

Tangible common equity to tangible assets calculations:
Total shareholders’ equity to total assets	16.81%	18.27%	19.98%
Less: impact of goodwill and intangible assets, net	(1.27)%	(1.30)%	(1.24)%
Tangible common equity to tangible assets (non-GAAP)	15.54%	16.97%	18.74%

Common book value per share calculations:
Total shareholders' equity	$808,962	$897,792	$1,031,250
Divided by: ending shares outstanding	39,862,824	44,918,336	51,213,044
Common book value per share	$20.29	$19.99	$20.14

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$736,946	$820,604	$952,338
Divided by: ending shares outstanding	39,862,824	44,918,336	51,213,044
Tangible common book value per share (non-GAAP)	$18.49	$18.27	$18.60

Tangible common book value per share, excluding accumulated other comprehensive income (loss) calculations:
Tangible common equity (non-GAAP)	$736,946	$820,604	$952,338
Less: accumulated other comprehensive income (loss), net of tax	(1,896)	6,756	142
Tangible common book value, excluding accumulated other comprehensive income (loss), net of tax	735,050	827,360	952,480
Divided by: ending shares outstanding	39,862,824	44,918,336	51,213,044
Tangible common book value per share, excluding accumulated other comprehensive income (loss), net of tax (non-GAAP)	$18.44	$18.42	$18.60

Return on Average Tangible Assets and Return on Average Tangible Equity
	As of and for the three months ended			As of and for the nine months ended
	September 30, 2014	December 31, 2013	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$3,337	$1,000	$947	$6,897	$5,927
Add: impact of core deposit intangible amortization expense, after tax	815	809	808	2,445	2,425
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$4,152	$1,809	$1,755	$9,342	$8,352

Average assets	$4,854,809	$5,014,174	$5,198,498	$4,881,890	$5,229,479
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	72,781	77,973	79,725	74,134	81,022
Average tangible assets (non-GAAP)	$4,782,028	$4,936,201	$5,118,773	$4,807,756	$5,148,457

Average shareholder's equity	$849,351	$953,836	$1,037,968	$878,233	$1,067,370
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	72,781	77,973	79,725	74,134	81,022
Average tangible common equity (non-GAAP)	$776,570	875,863	$958,243	$804,099	$986,348

Return on average assets	0.27%	0.08%	0.07%	0.19%	0.15%
Return on average tangible assets (non-GAAP)	0.34%	0.15%	0.14%	0.26%	0.22%
Return on average equity	1.56%	0.42%	0.36%	1.05%	0.74%
Return on average tangible common equity (non-GAAP)	2.12%	0.82%	0.73%	1.55%	1.13%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin
	As of and for the three months ended			As of and for the nine months ended
	September 30, 2014	December 31, 2013	September 30, 2013	September 30, 2014	September 30, 2013
Interest income	$45,492	$47,377	$49,522	$138,382	$148,098
Add: impact of taxable equivalent adjustment	231	—	—	610	—
Interest income, fully taxable equivalent (non-GAAP)	$45,723	47,377	$49,522	$138,992	$148,098

Net interest income	$41,895	$43,590	$45,515	$127,665	$135,371
Add: impact of taxable equivalent adjustment	231	—	—	610	—
Net interest income, fully taxable equivalent (non-GAAP)	$42,126	43,590	$45,515	$128,275	$135,371

Average earning assets	4,453,822	4,573,216	4,747,260	4,464,363	4,740,791
Yield on earning assets	4.05%	4.11%	4.14%	4.14%	4.18%
Yield on earning assets,fully taxable equivalent (non-GAAP)	4.07%	4.11%	4.14%	4.16%	4.18%
Net interest margin	3.73%	3.78%	3.80%	3.82%	3.82%
Net interest margin, fully taxable equivalent (non-GAAP)	3.75%	3.78%	3.80%	3.84%	3.82%

	As of and for the three months ended			As of and for the nine months ended
	September 30, 2014	December 31, 2013	September 30, 2013	September 30, 2014	September 30, 2013
Net interest income	$41,895	$43,590	$45,515	$127,665	$135,371
Add: impact of taxable equivalent adjustment	231	—	—	610	—
Net interest income, fully taxable equivalent (non-GAAP)	$42,126	$43,590	$45,515	$128,275	$135,371

Non-interest income	$1,614	$2,364	$3,338	$3,421	$17,813

Non-interest expense	$37,981	$44,238	$46,613	$116,854	$139,727
Less: core deposit intangible asset amortization	(1,336)	(1,337)	(1,336)	(4,008)	(4,009)
Non-interest expense, adjusted for core deposit intangible asset amortization	$36,645	$42,901	$45,277	$112,846	$135,718

Efficiency ratio	84.22%	93.36%	92.68%	86.09%	88.60%
Efficiency ratio, fully taxable equivalent (non-GAAP)	83.78%	93.36%	92.68%	85.69%	88.60%

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
Financial Condition
Total assets were $4.8 billion at September 30, 2014 compared to $4.9 billion at December 31, 2013, a decrease of $0.1 billion, or 2.1%. The decrease in total assets was primarily attributable to the successful repurchase of 5.1 million of our outstanding shares for $100.1 million. We continued our strategy of remixing our earning assets during the nine months ended September 30, 2014, using the run-off from the investment securities portfolio and non-strategic loans to fund loan growth. Total loans were $2.2 billion at September 30, 2014, and grew $317.3 million, or 22.9% annualized, from December 31, 2013. We originated $687.0 million of loans during the nine months ended September 30, 2014, which grew the balances in our strategic portfolio $416.1 million from December 31, 2013 to September 30, 2014, or an annualized rate of 37.0%. We reduced our non-strategic loan portfolio to $0.3 billion at September 30, 2014, a decrease of $98.8 million from December 31, 2013, or 37.7% annualized, which was a reflection of our successful workout progress on acquired problem loans (many of which were covered). Our FDIC indemnification asset decreased $20.0 million during the nine months ended September 30, 2014, primarily as a result of amortization that resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. Other assets increased $38.6 million due to an investment of $40.1 million of bank-owned life insurance assets during the nine months ended September 30, 2014. Total deposits totaled $3.8 billion at September 30, 2014 and decreased $40.9 million from December 31, 2013. Lower cost demand, savings, and money market ("transaction") deposits increased $58.8 million and was more than offset by a $99.6 million decrease in time deposits as we sought to retain only those depositors who were interested in time deposits at market rate and developing a banking relationship and continued our focus on migrating toward a client-based deposit mix with higher concentrations of transaction deposits.
Investment Securities
Available-for-sale
Total investment securities available-for-sale were $1.6 billion at September 30, 2014, compared to $1.8 billion at December 31, 2013, a decrease of $231.9 million, or 13.0%. During the nine months ended September 30, 2014, maturities and pay downs of available-for-sale securities totaled $246.4 million. There were no purchases of available-for-sale securities during the nine months ended September 30, 2014. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated (in thousands):

	September 30, 2014				December 31, 2013
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Asset-backed securities	$356	$356	0.02%	0.63%	$4,534	$4,537	0.26%	0.61%
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	419,852	427,127	27.49%	2.23%	490,321	494,990	27.72%	2.22%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,145,834	1,125,739	72.46%	1.80%	1,320,998	1,285,582	72.00%	1.83%
Other securities	419	419	0.03%	0.00%	419	419	0.02%	0.00%
Total investment securities available-for-sale	$1,566,461	$1,553,641	100.00%	1.92%	$1,816,272	$1,785,528	100.00%	1.94%
As of September 30, 2014, approximately 99.9% of the available-for-sale investment portfolio was backed by mortgages as compared to 99.7% at December 31, 2013. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association

(“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.
At September 30, 2014 and December 31, 2013, adjustable rate securities comprised 7.6% and 7.8%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.2% per annum, at September 30, 2014 and December 31, 2013.
The available-for-sale investment portfolio included $12.8 million and $30.7 million of net unrealized losses, at September 30, 2014 and December 31, 2013, respectively, inclusive of $18.0 million and $18.4 million of unrealized gains, respectively. In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.
The estimated weighted average life of the available-for-sale MBS portfolio as of September 30, 2014 and December 31, 2013 was 3.6 years and 3.9 years, respectively, the decrease of which is primarily due to an adjustment in expected prepayment speeds and aging of the portfolio. This estimate is based on various assumptions, including repayment characteristics, and actual results may differ. As of September 30, 2014, the duration of the total available-for-sale investment portfolio was 3.4 years. As of December 31, 2013, the duration of the total available-for-sale investment portfolio was 3.6 years.
 Held-to-maturity
At September 30, 2014, we held $557.5 million of held-to-maturity investment securities, compared to $641.9 million at December 31, 2013, a decrease of $84.4 million, or 13.2%. During the nine months ended September 30, 2014 we did not purchase any held-to-maturity securities. Held-to-maturity investment securities are summarized as follows as of the date indicated (in thousands):

	September 30, 2014
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$444,104	$447,424	79.67%	3.26%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	113,360	110,169	20.33%	1.69%
Total investment securities held-to-maturity	$557,464	$557,593	100.00%	2.94%

	December 31, 2013
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$513,090	$511,489	79.93%	3.31%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	128,817	124,916	20.07%	1.70%
Total investment securities held-to-maturity	$641,907	$636,405	100.00%	2.99%
The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.
The fair value of the held-to-maturity investment portfolio was $557.6 million and $636.4 million, at September 30, 2014 and December 31, 2013, respectively, and included $0.1 million of net unrealized gains and $5.5 million of net unrealized losses for the respective periods.
The estimated weighted average life of the held-to-maturity investment portfolio was 3.5 years as of September 30, 2014 and 3.8 years as of December 31, 2013. As of September 30, 2014, the duration of the total held-to-maturity investment portfolio was 3.3 years and the duration of the entire investment securities portfolio was 3.4 years. As of December 31, 2013, the duration of the total held-to-maturity investment portfolio was 3.5 years and the duration of the entire investment securities portfolio was 3.6 years.

Loans Overview
At September 30, 2014 our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our four acquisitions to date. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transaction are covered by loss sharing agreements with the FDIC.
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
Consistent with differences in the accounting, the loan portfolio is presented in two categories: (i) ASC 310-30 loans and (ii) non 310-30 loans. The portfolio is further stratified based on (i) loans covered by FDIC loss sharing agreements, or “covered loans,” and (ii) loans that are not covered by FDIC loss sharing agreements, or “non-covered loans.” Additionally, inherent in the nature of acquiring problem banks, only certain of our acquired clients conform to our long-term business model of in-market, relationship-oriented banking clients. We have developed a management tool to evaluate the progress of working out the problem loans acquired in our FDIC-assisted acquisitions and the progress of organic loan growth, whereby we have designated loans as “strategic” or “non-strategic.” Strategic loans include all originated loans in addition to those acquired loans inside our operating markets that meet our credit risk profile. Identification as strategic for acquired loans was made at the time of acquisition. Criteria utilized in the designation of a loan as “strategic” include (a) geography, (b) total relationship with borrower and (c) credit metrics commensurate with our current underwriting standards. At September 30, 2014, strategic loans totaled $1.9 billion and had strong credit quality as represented by a non-accrual loans ratio of 0.8%. We believe this presentation of our loan portfolio provides a meaningful basis to understand the underlying drivers of changes in our loan portfolio balances.
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
Strategic loans comprised 88.4% of the total loan portfolio at September 30, 2014, compared to 81.1% at December 31, 2013. The table below shows the loan portfolio composition categorized between strategic and non-strategic at the respective dates (in thousands):

	September 30, 2014			December 31, 2013
	Strategic	Non-strategic	Total	Strategic	Non-strategic	Total
Commercial	$707,999	$47,173	$755,172	$411,589	$71,906	$483,495
Agriculture	160,851	2,021	162,872	154,811	5,141	159,952
Owner-occupied commercial real estate	144,223	19,988	164,211	123,386	30,306	153,692
Commercial real estate	273,949	156,156	430,105	210,265	210,263	420,528
Residential real estate	599,523	23,876	623,399	570,455	29,469	599,924
Consumer	33,640	1,973	35,613	33,599	2,904	36,503
Total	$1,920,185	$251,187	$2,171,372	$1,504,105	$349,989	$1,854,094

Our loan portfolio totaled $2.2 billion at September 30, 2014 and increased $317.3 million from December 31, 2013. The 17.1% increase in total loans was primarily driven by a $416.1 million increase in our strategic loan portfolio, partially offset by a $98.8 million decrease in our non-strategic loan portfolio. The increase in strategic loans of $416.1 million, or 37.0% annualized, at September 30, 2014 compared to December 31, 2013, was driven by strong loan originations. We successfully increased our balances in all of our strategic loan segments as we continued to generate new relationships with individuals and small to mid-sized businesses. We have experienced particularly strong loan growth in our commercial portfolio, which at September 30, 2014, was comprised of energy/oil/gas-related loans of $162.3 million, finance and insurance-related loans of $79.0 million, manufacturing-related loans of $101.1 million, property management-related loans of $120.1 million, and a variety of smaller subcategories of commercial and industrial loans. Our enterprise-level, dedicated special asset resolution team has had continued success working out non-strategic loans acquired in our FDIC-assisted transactions, which complimented the repayment of non-strategic loans that do not conform to our business model of in-market, relationship-oriented loans with credit metrics commensurate with our current underwriting standards.
New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. New loan originations of $687.0 million during the nine months ended September 30, 2014, were up $217.2 million, or 46.2% from the same period of the prior year as a result of deepening market penetration. The following table represents new loan originations for the last five quarters (in thousands):

	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter
	2014	2014	2014	2013	2013
Commercial	$110,083	$133,671	$130,096	$159,931	$80,833
Agriculture	7,014	10,288	4,959	23,610	5,689
Owner-occupied commercial real estate	10,293	28,803	21,002	6,380	21,226
Commercial real estate	33,817	45,903	29,633	14,579	28,855
Residential real estate	35,404	44,539	27,812	36,113	51,749
Consumer	6,678	3,556	3,461	3,594	3,326
Total	$203,289	$266,760	$216,963	$244,207	$191,678

The tables below show the contractual maturities of our loans for the dates indicated (in thousands):

	September 30, 2014
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$133,459	$461,330	$160,383	$755,172
Agriculture	41,040	69,751	52,081	162,872
Owner-occupied commercial real estate	25,275	68,045	70,891	164,211
Commercial real estate	129,962	211,741	88,402	430,105
Residential real estate	26,486	39,201	557,712	623,399
Consumer	12,785	16,325	6,503	35,613
Total loans	$369,007	$866,393	$935,972	$2,171,372
Covered	$140,567	$40,264	$38,637	$219,468
Non-covered	228,440	826,129	897,335	1,951,904
Total loans	$369,007	$866,393	$935,972	$2,171,372

	December 31, 2013
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$128,368	$297,120	$58,007	$483,495
Agriculture	32,258	80,681	47,013	159,952
Owner-occupied commercial real estate	20,382	72,839	60,472	153,693
Commercial real estate	135,673	205,046	79,808	420,527
Residential real estate	36,085	52,079	511,760	599,924
Consumer	14,284	15,281	6,938	36,503
Total loans	$367,050	$723,046	$763,998	$1,854,094
Covered	$175,452	$96,216	$37,729	$309,397
Non-covered	191,598	626,830	726,269	1,544,697
Total loans	$367,050	$723,046	$763,998	$1,854,094

The stated interest rate sensitivity (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated (in thousands):

	September 30, 2014
	Fixed		Variable		Total
	Balance	Weighted average rate	Balance	Weighted average rate	Balance	Weighted average rate
Commercial	$208,340	3.84%	$400,188	3.57%	$608,528	3.66%
Agriculture	68,337	4.94%	35,811	4.64%	104,148	4.84%
Owner-occupied commercial real estate	70,540	4.34%	38,242	4.26%	108,782	4.31%
Commercial real estate	125,276	4.54%	109,238	3.48%	234,514	4.05%
Residential real estate	333,704	3.49%	230,271	3.59%	563,975	3.53%
Consumer	13,310	5.37%	4,950	3.99%	18,260	4.99%
Total loans with > 1 year maturity	$819,507	3.97%	$818,700	3.64%	$1,638,207	3.80%
Covered	$810	4.15%	$13,712	2.89%	$14,522	2.96%
Non-covered	818,697	3.96%	804,988	3.66%	1,623,685	3.81%
Total loans with > 1 year maturity	$819,507	3.97%	$818,700	3.64%	$1,638,207	3.80%

	December 31, 2013
	Fixed		Variable		Total
	Balance	Weighted average rate	Balance	Weighted average rate	Balance	Weighted average rate
Commercial	$76,521	4.36%	$248,795	3.79%	$325,316	3.93%
Agriculture	68,701	5.02%	35,898	4.47%	104,599	4.83%
Owner-occupied commercial real estate	59,939	4.61%	31,492	4.19%	91,431	4.46%
Commercial real estate	92,418	4.62%	83,678	3.81%	176,096	4.29%
Residential real estate	316,083	3.49%	208,361	3.64%	524,444	3.55%
Consumer	10,683	6.24%	4,617	4.20%	15,300	5.63%
Total loans with > 1 year maturity	$624,345	4.11%	$612,841	3.80%	$1,237,186	3.96%
Covered	$11,044	3.74%	$7,057	5.97%	$18,101	4.54%
Non-covered	613,301	4.11%	605,784	3.78%	1,219,085	3.95%
Total loans with > 1 year maturity	$624,345	4.11%	$612,841	3.80%	$1,237,186	3.96%
Accretable Yield
At September 30, 2014, the accretable yield balance was $113.1 million compared to $130.6 million at December 31, 2013. We re-measure the expected cash flows of all 28 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. During the nine months ended September 30, 2014 and 2013, we reclassified a net $29.1 million and $50.1 million, respectively, from non-accretable difference to accretable yield, as a result of these remeasurements.
In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated (in thousands):

	September 30, 2014	December 31, 2013
Remaining accretable yield on loans accounted for under ASC 310-30	$113,108	$130,624
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	8,353	10,755
Total remaining accretable yield and fair value mark	$121,461	$141,379

Loss Share Coverage
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
As of September 30, 2014, we had incurred $201.2 million of estimated losses on our Hillcrest Bank covered assets since the beginning of the loss sharing agreement as measured by the FDIC's book value, substantially all of which was related to the commercial assets. Additionally, as of September 30, 2014, we had incurred approximately $137.1 million of estimated losses related to our Community Banks of Colorado loss sharing agreement. The claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.
Asset Quality
All of the assets acquired in our acquisitions were marked to fair value at the date of acquisition, and the fair value adjustments to loans included a credit quality component. We utilize traditional credit quality metrics to evaluate the overall credit quality of our loan portfolio; however, our credit quality ratios are limited in their comparability to industry averages or to other financial institutions because:
1. Any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments; and
2. 48.2% of our non-performing assets (by dollar amount) at September 30, 2014 were covered by loss sharing agreements with the FDIC.
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
In the event of borrower default, we may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying or restructuring a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such restructured loans are considered “troubled debt restructurings” or "TDR's" in accordance with ASC 310-40 Troubled Debt Restructurings by Creditors. Under this guidance, modifications to loans that fall within the scope of ASC 310-30 are not considered troubled debt restructurings, regardless of otherwise meeting the definition of a troubled debt restructuring. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the lower of the related loan balance or the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL and any subsequent declines in carrying value charged to impairments on OREO.
Non-performing Assets
Non-performing assets consist of covered and non-covered non-accrual loans, troubled debt restructurings on non-accrual, OREO and other repossessed assets. Non-accrual loans and troubled debt restructurings on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. During the third quarter of 2014 we revised our definition of non-performing assets and non-performing loans to exclude accruing loans 90 days past due and accruing troubled debt restructurings to more accurately align the financial metrics related to non-performing assets and non-performing loans with our financial results. Prior period information has been modified for this revision.
Our non-performing assets included $1.5 million and $16.8 million of covered loans and $30.1 million and $38.8 million of covered OREO at September 30, 2014 and December 31, 2013, respectively. In addition to being covered by loss sharing agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.
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
During 2013, the Company identified one covered commercial and industrial loan pool accounted for under ASC 310-30, that had a balance of $14.8 million at December 31, 2013, for which the cash flows were not reasonably estimable. In accordance with the guidance in ASC 310-30, this pool was put on non-accrual status. During the nine months ended September 30, 2014, this loan pool was returned to accrual status due to improved performance and predictability of cash flows within that pool. All other loans accounted for under ASC 310-30 were classified as performing assets at December 31, 2013.
All loans accounted for under ASC 310-30 were classified as performing assets at September 30, 2014, as the carrying values of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented (in thousands):

	September 30, 2014			December 31, 2013
	Non-covered	Covered	Total	Non-covered	Covered	Total
Non-accrual loans:
Commercial	$11,627	$147	$11,774	$474	$15,098	$15,572
Agriculture	134	—	134	153	—	153
Owner-occupied commercial real estate	374	—	374	467	—	467
Commercial real estate	203	—	203	1,131	—	1,131
Residential real estate	2,754	—	2,754	3,437	—	3,437
Consumer	32	—	32	10	—	10
Total non-accrual loans	15,124	147	15,271	5,672	15,098	20,770
Restructured loans on non-accrual	2,272	1,393	3,665	1,901	1,673	3,574
Total non-performing loans	17,396	1,540	18,936	7,573	16,771	24,344
OREO	15,753	30,132	45,885	31,300	38,825	70,125
Other repossessed assets	869	20	889	784	302	1,086
Total non-performing assets	$34,018	$31,692	$65,710	$39,657	$55,898	$95,555
Loans 90 days or more past due and still accruing interest	$225	$—	$225	$14	$115	$129
Accruing restructured loans(1)	$15,758	$9,277	$25,035	$5,891	$5,714	$11,605
Allowance for loan losses			$16,591			$12,521
Total non-performing loans to non-covered, covered and total loans, respectively	0.89%	0.70%	0.87%	0.49%	5.42%	1.31%
Loans 90 days or more past due and still accruing interest to non-covered, covered and total loans, respectively	0.01%	0.00%	0.01%	0.00%	0.04%	0.01%
Total non-performing assets to total assets			1.37%			1.94%
Allowance for loan losses to non-performing loans			87.62%			51.43%

(1)	Includes restructured loans less than 90 days past due and still accruing.
During the nine months ended September 30, 2014, total non-performing loans decreased $5.4 million. Non-covered non-performing loans increased $9.8 million from December 31, 2013 to September 30, 2014, primarily due to one non 310-30 loan relationship in the commercial segment, totaling $11.5 million at September 30, 2014, that was placed on non-accrual status during the nine months ended September 30, 2014. The loans in this relationship were fully secured and current as to principal and interest payments at September 30, 2014. This increase in non-covered non-accrual loans was more than offset by a $15.2 million decrease in covered non-accrual loans as a result of the previously mentioned 310-30 loan pool that was returned to accrual status during the nine months ended September 30, 2014.
During the nine months ended September 30, 2014 accruing TDR's increased $13.4 million. The increase was primarily attributable to four loans in the commercial segment with a recorded balance of $10.6 million and six loans in the agriculture segment with a recorded balance of $9.3 million, all of which have been granted an extension of maturity. The $45.9 million of OREO at September 30, 2014 excludes $8.5 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO.

During the nine months ended September 30, 2014, $2.5 million of OREO was foreclosed on or otherwise repossessed and $27.7 million of OREO was sold. The OREO sales resulted in $0.4 million of net non-covered losses and $3.0 million of net covered gains that are subject to reimbursement to the FDIC at the applicable loss-share coverage percentage. OREO write-downs of $1.8 million were recorded during the nine months ended September 30, 2014, of which $1.1 million, or 60.2%, were covered by FDIC loss sharing agreements.

Past Due Loans
Past due status is monitored as an indicator of credit deterioration. Covered and non-covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are generally considered to be performing as is further described above under “Non-Performing Assets.” One covered loan pool accounted for under ASC 310-30 that was put on non-accrual during 2013 was included in non-accrual loans at December 31, 2013, but was excluded from non-accrual loans during the nine months ended September 30, 2014 as the pool was again considered performing. The table below shows the past due status of loans accounted for under ASC 310-30 and loans not accounted for under ASC 310-30, based on contractual terms of the loans as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	ASC 310-30 loans	Non ASC 310-30 loans	Total loans	ASC 310-30 loans	Non ASC 310-30 loans	Total loans
Loans 30-89 days past due and still accruing interest	$30,761	$5,452	$36,213	$11,245	$2,854	$14,099
Loans 90 days past due and still accruing interest	42,930	225	43,155	55,864	129	55,993
Non-accrual loans	—	15,272	15,272	14,827	5,942	20,769
Restructured loans on non-accrual	—	3,664	3,664	—	3,575	3,575
Total past due and non-accrual loans	$73,691	$24,613	$98,304	$81,936	$12,500	$94,436
Total past due covered loans	$62,072	$1,611	$63,683	$63,603	$2,284	$65,887
Total 90 days past due and still accruing interest and non-accrual loans to 310-30 loans, non 310-30 loans and total loans, respectively	13.39%	1.04%	2.86%	15.68%	0.69%	4.33%
Total non-accrual loans to 310-30 loans, non 310-30 loans and total loans, respectively	0.00%	1.02%	0.87%	3.29%	0.68%	1.31%
% of total past due and non-accrual loans that carry fair value adjustments	100.00%	27.68%	81.89%	100.00%	52.23%	93.68%
% of total past due and non-accrual loans that are covered by FDIC loss sharing agreements	84.23%	6.55%	64.78%	77.63%	18.27%	69.77%
Loans 30-89 days past due and still accruing interest increased by $22.1 million from December 31, 2013 to September 30, 2014, primarily due to one loan that is in the process of renewal. Loans 90 days or more past due and still accruing interest decreased $12.8 million at September 30, 2014 compared to December 31, 2013, for a collective increase in total past due loans of $9.3 million. Non-accrual loans decreased $5.4 million from December 31, 2013 to September 30, 2014. The decrease in non-accrual loans was primarily because of the covered commercial and industrial loan pool accounted for under ASC 310-30 that was on non-accrual status at December 31, 2013, with a balance $14.8 million, was returned to accrual status during the nine months ended September 30, 2014. This decrease was partially offset by the addition to non-accrual status of one non 310-30 loan relationship in the commercial segment totaling $11.5 million as of September 30, 2014, which is fully secured and current as to principal and interest payments. Restructured loans on non-accrual were relatively unchanged from December 31, 2013 to September 30, 2014.
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
Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically re-estimated and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses and, for loans covered by loss sharing agreements with the FDIC, a related adjustment to the FDIC indemnification asset for the portion of the loss that is covered by the loss sharing agreements. If the re-estimated expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the nine months ended September 30, 2014 and 2013, these re-estimations resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.
For all loans not accounted for under ASC 310-30, the determination of the ALL follows a process to determine the appropriate level of ALL that is designed to account for changes in credit quality and other risk factors. This process provides an ALL consisting of a specific allowance component based on certain individually evaluated loans and a general allowance component based on estimates of reserves needed for all other loans, segmented based on similar risk characteristics.
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
Historical loss data is categorized by segment and class and a loss rate is applied to loan balances. The loss rates are based on loan segment and class and utilize a credit risk rating migration analysis. Our historical loss history began in 2012 and has resulted in minimal losses in our originated portfolio. In order to address this lack of historical data, we incorporate not only our own historical loss rates since the beginning of 2012, but we also utilize peer historical loss data, including a 20-quarter historical average net charge-off ratio on each loan type, relying on the Uniform Bank Performance Reports compiled by the Federal Financial Institutions Examinations Council (“FFIEC”). While we use our own loss history and peer loss history for both purchased and originated loans, we assign a higher portion of our own loss history to our purchased loans, because those loans are more seasoned and more of the actual losses in the portfolio have historically been in the purchased portfolio. For originated loans, we assign a higher portion of the peer loss history, as we believe that this is likely more indicative of losses inherent in the portfolio.

The collective resulting ALL for loans not accounted for under ASC 310-30 is calculated as the sum of the specific reserves and the general reserves. While these amounts are calculated by individual loan or segment and class, the entire ALL is available for any loan that, in our judgment, should be charged-off.
Non 310-30 ALL
During the three and nine months ended September 30, 2014, we recorded $1.7 million and $5.3 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth. Net charge-offs for non ASC 310-30 loans during the three and nine months ended September 30, 2014 totaled $496 thousand and $836 thousand, respectively, and were primarily from the residential real estate, consumer, and commercial loan segments. At September 30, 2014, there were seven impaired loans that carried specific reserves totaling $0.2 million compared to eight impaired loans that carried specific reserves totaling $0.9 million at December 31, 2013.
During the three and nine months ended September 30, 2013, we recorded $0.8 million and $2.5 million of provision for loan losses for loans not accounted for under ASC 310-30, respectively, as we provided for $0.6 million and $3.4 million of net loan charge-offs and credit risks inherent in the non ASC 310-30 loan balances. During the nine months ended September 30, 2013, $1.5 million, $0.8 million, and $0.7 million of net charge-offs were from the commercial, commercial real estate, and residential real estate loan segments, respectively. At September 30, 2013, there were eight loans that carried specific reserves totaling $0.6 million compared to ten impaired loans that carried specific reserves totaling $1.9 million at December 31, 2012.
310-30 ALL
During the three and nine months ended September 30, 2014, several loan pools accounted for under ASC 310-30 had previous valuation allowances of $191 thousand and $371 thousand, respectively, that were reversed as a result of an increase in expected cash flows. The remaining pools had minimal impairments during the three and nine months ended September 30, 2014, as a result of decreases in expected cash flows. The result of this activity resulted in net provision reversals of $191 thousand and $335 thousand during the three and nine months ended September 30, 2014, respectively.
During the three and nine months ended September 30, 2013, two loans pools accounted for under ASC 310-30 had previous valuation allowances of $0.9 million and $1.3 million, respectively, that were reversed as a result of an increase in expected cash flows. The remaining loan pools had net impairments as a result of decreases in expected cash flows, resulting in a net recoupment of provision of $0.3 million and provision expense of $1.0 million for the three and nine months ended September 30, 2013, respectively, for loans accounted for under ASC 310-30.
After considering the above mentioned factors, we believe that the ALL of $16.6 million and $12.5 million was adequate to cover probable losses inherent in the loan portfolio at September 30, 2014 and December 31, 2013, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the three months ended September 30, 2014 and 2013 (in thousands):

	For the three months ended
	September 30, 2014			September 30, 2013
	ASC 310-30 Loans	Non 310-30 Loans	Total	ASC 310-30 Loans	Non 310-30 Loans	Total
Beginning allowance for loan losses	$1,098	$14,474	$15,572	$2,195	$9,652	$11,847
Charge-offs:
Commercial	—	(86)	(86)	—	(401)	(401)
Agriculture	—	—	—	(221)	—	(221)
Commercial real estate	—	—	—	—	—	—
Residential real estate	—	(470)	(470)	(57)	(117)	(174)
Consumer	—	(230)	(230)	—	(276)	(276)
Total charge-offs	—	(786)	(786)	(278)	(794)	(1,072)
Recoveries	—	290	290	—	207	207
Net charge-offs	—	(496)	(496)	(278)	(587)	(865)
Provision (recoupment) for loan loss	(191)	1,706	1,515	(313)	750	437
Ending allowance for loan losses	$907	$15,684	$16,591	$1,604	$9,815	$11,419

Ratio of annualized net charge-offs to average total loans during the period, respectively	0.00%	0.11%	0.09%	0.20%	0.20%	0.20%
Average total loans outstanding during the period	$341,405	$1,763,279	$2,104,684	$554,750	$1,143,223	$1,697,973

The following schedule presents, by class stratification, the changes in the ALL during the nine months ended September 30, 2014 and 2013 (in thousands):

	For the nine months ended
	September 30, 2014			September 30, 2013
	ASC 310-30 loans	Non 310-30 loans	Total	ASC 310-30 loans	Non 310-30 loans	Total
Beginning allowance for loan losses	$1,280	$11,241	$12,521	$4,652	$10,728	$15,380
Charge-offs:
Commercial	(2)	(498)	(500)	(407)	(1,654)	(2,061)
Agriculture	—	—	—	(221)	—	(221)
Commercial real estate	—	—	—	(2,796)	(943)	(3,739)
Residential real estate	—	(539)	(539)	(623)	(741)	(1,364)
Consumer	(36)	(585)	(621)	—	(717)	(717)
Total charge-offs	(38)	(1,622)	(1,660)	(4,047)	(4,055)	(8,102)
Recoveries	—	786	786	—	617	617
Net charge-offs	(38)	(836)	(874)	(4,047)	(3,438)	(7,485)
Provision (recoupment) for loan loss	(335)	5,279	4,944	999	2,525	3,524
Ending allowance for loan losses	$907	$15,684	$16,591	$1,604	$9,815	$11,419
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.01%	0.07%	0.06%	0.81%	0.43%	0.58%
Ratio of allowance for loan losses to total loans outstanding at period end, respectively	0.28%	0.85%	0.76%	0.31%	0.80%	0.66%
Ratio of allowance for loan losses to total non-covered loans outstanding at period end, respectively	0.66%	0.86%	0.85%	0.79%	0.84%	0.83%
Ratio of allowance for loan losses to total non-performing loans at period end, respectively	0.00%	82.83%	87.62%	9.51%	70.14%	37.01%
Ratio of allowance for loan losses to total non-performing, non-covered loans at period end, respectively	0.00%	90.16%	95.37%	0.00%	84.68%	98.52%
Total loans	$320,593	$1,850,779	$2,171,372	$513,010	$1,229,803	$1,742,813
Average total loans outstanding during the period	$384,215	$1,624,839	$2,009,054	$669,623	$1,068,194	$1,737,817
Total non-covered loans	$137,107	$1,814,797	$1,951,904	$203,630	$1,172,837	$1,376,467
Total non-performing loans	$—	$18,936	$18,936	$16,858	$13,993	$30,851
Total non-performing, covered loans	$—	$1,540	$1,540	$16,858	$2,402	$19,260

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented (in thousands):

	September 30, 2014
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$755,172	34.8%	$7,383	44.5%
Agriculture	162,872	7.5%	1,333	8.0%
Commercial real estate	594,316	27.4%	3,144	19.0%
Residential real estate	623,399	28.7%	4,200	25.3%
Consumer and overdrafts	35,613	1.6%	531	3.2%
Total	$2,171,372	100.0%	$16,591	100.0%
	December 31, 2013
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$483,495	26.1%	$4,258	34.0%
Agriculture	159,952	8.6%	1,237	9.9%
Commercial real estate	574,220	31.0%	2,276	18.2%
Residential real estate	599,924	32.3%	4,259	34.0%
Consumer and overdrafts	36,503	2.0%	491	3.9%
Total	$1,854,094	100.0%	$12,521	100.0%
The ALL allocated to commercial loans increased to 44.5% at September 30, 2014 from 34.0% at December 31, 2013 largely due to provisions of $5.3 million added during the period for loan growth in the non 310-30 portfolio.
FDIC Indemnification Asset and Clawback Liability
At September 30, 2014, the FDIC indemnification asset was $44.4 million, compared to $64.4 million at December 31, 2013. The $44.4 million FDIC indemnification asset at September 30, 2014 was comprised of $26.5 million in projected future FDIC loss-share billing and $17.9 million representing increased client cash flows. In the three and nine months ended September 30, 2014, we recognized $6.3 million and $19.8 million, respectively, of amortization on the FDIC indemnification asset as the performance of our covered assets improved. The amortization resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is primarily reflected in the increased accretable yield on loans accounted for under ASC 310-30, as most of the FDIC covered assets are accounted for under this guidance. The carrying value of the FDIC indemnification asset was decreased by $181 thousand during the nine months ended September 30, 2014 as a result of FDIC loss share submissions. During the nine months ended September 30, 2014, we received a net $181 thousand in net loss-share payments from the FDIC for the aforementioned submissions. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.
During the three and nine months ended September 30, 2013, we recognized $4.2 million and $11.8 million, respectively, of amortization related to the FDIC indemnification asset as a result of improved performance of our covered assets. We also reduced the carrying value of the FDIC indemnification asset by $24.5 million as a result of claims filed with the FDIC during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we received $77.0 million from the FDIC.
Within 45 days of the end of each of the loss sharing agreements with the FDIC, we may be required to reimburse the FDIC in the event that our losses on covered assets do not reach the second tranche in each related loss sharing agreement, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At September 30, 2014 and December 31, 2013, this clawback liability was carried at $35.1 million and $32.5 million, respectively, and is included in Due to FDIC in our consolidated statements of financial condition.

Other Assets
Significant components of other assets were as follows as of the periods indicated (in thousands):

	September 30, 2014	December 31, 2013
Accrued income taxes receivable and deferred tax assets	$51,866	$54,032
Bank-owned life insurance	40,053	—
Minority interest in participated other real estate owned	8,534	10,627
Accrued interest on loans	8,103	6,134
Accrued interest on interest bearing bank deposits and investment securities	4,748	5,221
Other assets	11,818	10,533
Total other assets	$125,122	$86,547
Other assets totaled $125.1 million and $86.5 million at September 30, 2014 and December 31, 2013, respectively, and increased $38.6 million, or 44.6%, during the nine months ended September 30, 2014. The increase was primarily due to the purchase of $40.1 million of bank-owned life insurance during the nine months ended September 30, 2014. Accrued income taxes receivable and the deferred tax assets decreased $2.2 million during the nine months ended September 30, 2014 which was largely attributable to the tax effect of unrealized gains on available-for-sale securities and, to a lesser degree, from tax liabilities generated during the nine months ended September 30, 2014 and tax refunds.
Other Liabilities
Significant components of other liabilities were as follows as of the dates indicated (in thousands):

	September 30, 2014	December 31, 2013
Pending loan purchase settlement	$29,906	$5,063
Accrued expenses	14,636	15,425
Accrued income taxes payable	5,073	—
Warrant liability	3,547	6,281
Accrued interest payable	3,607	3,058
Participant interest in other real estate owned	—	4,243
Other liabilities	4,552	2,515
Total other liabilities	$61,321	$36,585
Other liabilities totaled $61.3 million and $36.6 million at September 30, 2014 and December 31, 2013, respectively, and increased $24.7 million during the nine months ended September 30, 2014. Pending loan purchase settlements increased $24.8 million from December 31, 2013 to September 30, 2014 primarily due to loan purchases that have not yet settled. Accrued income taxes payable increased by $5.1 million, primarily due to the current recognition of taxable income from the purchase discount related to loans acquired in the Hillcrest Bank, Bank of Choice, and Community Banks of Colorado transactions that had previously been deferred for income tax purposes. These deferred gains are recognized for income tax purposes as the loans are collected and as covered loans are worked out through the FDIC indemnification process. Participant interest in other real estate owned decreased $4.2 million due to the sale of an OREO property during the nine months ended September 30, 2014, in which we had a controlling interest and had recorded a corresponding payable in other liabilities.
We have outstanding warrants to purchase 830,750 shares of our common stock, which are classified as a liability and included in other liabilities in our consolidated statements of financial condition. We revalue the warrants at the end of each reporting period using a Black-Scholes model and any change in fair value is reported in the statements of operations as “loss (gain) from change in fair value of warrant liability” in non-interest expense in the period in which the change occurred. The warrant liability decreased $2.7 million during the nine months ended September 30, 2014 to $3.5 million. The value of the warrant liability, and the expense that results from an increase to this liability, is correlated to our stock price. Accordingly, an increase in our stock price generally results in an increase in the warrant liability and the associated expense and vice versa. More information on the accounting and measurement of the warrant liability can be found in note 11 in this quarterly report or in notes 2 and 18 in our audited consolidated financial statements in our 2013 Annual Report on Form 10-K.

Deposits
Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
Non-interest bearing demand deposits	$724,186	19.1%	$674,989	17.6%
Interest bearing demand deposits	369,917	9.7%	386,762	10.1%
Savings accounts	245,549	6.5%	198,444	5.1%
Money market accounts	1,061,736	27.9%	1,082,427	28.2%
Total transaction deposits	2,401,388	63.2%	2,342,622	61.0%
Time deposits < $100,000	883,846	23.3%	971,431	25.3%
Time deposits > $100,000	512,224	13.5%	524,256	13.7%
Total time deposits	1,396,070	36.8%	1,495,687	39.0%
Total deposits	$3,797,458	100.0%	$3,838,309	100.0%
During the nine months ended September 30, 2014, our total deposits decreased $40.9 million, or 1.1%. Time deposits decreased $99.6 million, or 6.7%, during the nine months ended September 30, 2014 and the mix of transaction deposits to total deposits improved to 63.2% at September 30, 2014, from 61.0% at December 31, 2013 as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a banking relationship, coupled with the California banking center and limited-service retirement center exits on December 31, 2013. At September 30, 2014 and December 31, 2013, we had $0.9 billion and $1.0 billion, respectively, of time deposits that were scheduled to mature within 12 months. Of the $0.9 billion in time deposits scheduled to mature within 12 months, $0.3 billion were in denominations of $100,000 or more, and $0.6 billion were in denominations less than $100,000.
Results of Operations
Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges, bank card income, FDIC indemnification asset amortization and FDIC loss sharing (expense) income. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, and data processing expense.
Overview of Results of Operations
We recorded net income of $3.3 million and $6.9 million, or $0.08 and $0.16 per diluted share, during the three and nine months ended September 30, 2014, respectively, compared to net income of $0.9 million and $5.9 million, or $0.02 and $0.11 per diluted share, during the three and nine months ended September 30, 2013, respectively. Net interest income totaled $41.9 million and $127.7 million during the three and nine months ended September 30, 2014, respectively, and decreased $3.6 million, or 8.0%, and $7.7 million, or 5.7%, from the three and nine months ended September 30, 2013, respectively. The decrease in interest income was largely attributable to decreases in average interest earning assets of $293.4 million and $276.4 million during the three and nine months ended September 30, 2014 compared to the prior periods, respectively, as we have successfully repurchased $226.2 million of our shares outstanding since the end of the third quarter of 2013 and have continued re-mixing the interest-earning assets. The continued resolution of the acquired non-strategic loan portfolio was complimented by strong organic growth in the strategic loan portfolio, with the run-off of the investment securities portfolio providing the additional funding for loan growth. The resulting net interest margin narrowed five basis points during the three months ended September 30, 2014 from the three months ended September 30, 2013 and widened two basis points for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
Provision for loan loss expense was $1.5 million and $4.9 million during the three and nine months ended September 30, 2014, respectively, compared to $0.4 million and $3.5 million during the three and nine months ended September 30, 2013, respectively. The increase in provision during the three and nine months ended September 30, 2014 was primarily due to loan growth as credit quality improved and net charge-offs were lower by $0.4 million and $6.6 million compared to the three and nine months ended September 30, 2013, respectively.
Non-interest income totaled $1.6 million and $3.4 million during the three and nine months ended September 30, 2014, respectively, compared to income of $3.3 million and $17.8 million during the three and nine months ended September 30, 2013, respectively. The $1.7 million, or 51.6%, and $14.4 million, or 80.8%, decreases during the three and nine months ended

September 30, 2014, respectively, compared to the prior periods were primarily due to $2.0 million and $8.0 million of additional non-cash FDIC indemnification asset amortization during the periods, due to improved performance of the underlying covered assets.
Non-interest expense totaled $38.0 million and $116.9 million during the three and nine months ended September 30, 2014, respectively, compared to $46.6 million and $139.7 million during the three and nine months ended September 30, 2013, respectively, decreases of $8.6 million, or 18.5%, and $22.9 million, or 16.4%, for the aforementioned periods, respectively. The three and nine months ended September 30, 2013 included $3.4 million of expenses related to the closure of four California banking centers and 32 limited-service retirement centers. During the three and nine months ended September 30, 2014, OREO and problem loan expenses increased $0.3 million and declined $5.4 million, respectively, compared to the prior periods as the volume of problem assets has declined as a result of successful workout efforts on the acquired problem loan portfolio. Operating expenses of $37.4 million and $112.9 million during the three and nine months ended September 30, 2014 decreased $3.8 million, or 9.3%, and $11.2 million, 9.1%, from the prior periods, respectively. The decrease in operating expenses was attributable to efficiency initiatives implemented and the exit of the California banking centers during the third quarter of 2013.
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
The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended September 30, 2014 and 2013 (in thousands):

	For the three months ended September 30, 2014			For the three months ended September 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
ASC 310-30 loans	$341,405	$14,368	16.83%	$554,750	$19,603	14.14%
Non 310-30 loans (1)(2)(3)(4)	1,767,106	19,266	4.33%	1,149,312	15,725	5.43%
Investment securities available-for-sale	1,614,621	7,693	1.91%	1,983,108	8,851	1.79%
Investment securities held-to-maturity	575,289	4,056	2.82%	648,799	4,688	2.89%
Other securities	21,649	245	4.53%	31,754	388	4.89%
Interest earning deposits and securities purchased under agreements to resell	133,752	95	0.28%	379,537	267	0.28%
Total interest earning assets(4)	$4,453,822	$45,723	4.07%	$4,747,260	$49,522	4.14%
Cash and due from banks	57,056			60,410
Other assets	360,532			402,496
Allowance for loan losses	(16,601)			(11,668)
Total assets	$4,854,809			$5,198,498
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,689,692	$1,092	0.26%	$1,744,705	$1,085	0.25%
Time deposits	1,412,916	2,471	0.69%	1,561,552	2,880	0.73%
Securities sold under agreements to repurchase	104,020	34	0.13%	120,654	42	0.14%
Total interest bearing liabilities	$3,206,628	$3,597	0.44%	$3,426,911	$4,007	0.46%
Demand deposits	715,198			668,400
Other liabilities	83,632			65,219
Total liabilities	4,005,458			4,160,530
Stockholders’ equity	849,351			1,037,968
Total liabilities and stockholders’ equity	$4,854,809			$5,198,498
Net interest income		$42,126			$45,515
Interest rate spread			3.63%			3.68%
Net interest earning assets	$1,247,194			$1,320,349
Net interest margin(4)			3.75%			3.80%
Ratio of average interest earning assets to average interest bearing liabilities	138.89%			138.53%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Includes originated loans with average balances of $1.5 billion and $769.6 million, interest income of $15.4 million and $8.7 million, and yields of 4.07% and 4.48% for the three months ended September 30, 2014 and 2013, respectively.

(3)
Non 310-30 loans include loans held-for-sale. Average balances during the three months ended September 30, 2014 and 2013 were $3.8 million and $6.1 million, and interest income was $81 thousand and $101 thousand for the same periods, respectively.

(4)
Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $231 thousand and $0 for the three months ended September 30, 2014 and 2013, respectively.

Net interest income totaled $41.9 million and $45.5 million for the three months ended September 30, 2014 and 2013, respectively. Net interest income on a tax equivalent basis totaled $42.1 million for the three months ended September 30, 2014 and declined $3.4 million from $45.5 million during the same period in 2013 as the net interest margin narrowed five basis points to 3.75% (fully taxable equivalent). The average interest earning assets decreased $293.4 million, or 6.18%, from the same period last year, as we continued our strategy of remixing the originated loans with the reductions in non-strategic loans and the run-off of the investment portfolio. The net interest margin narrowing of five basis points was driven by a seven basis point decrease in the yield on interest earning assets to 4.07% during the three months ended September 30, 2014 from 4.14% during the three months ended September 30, 2013. The lower yield was primarily driven by a decrease in the average balances of higher yielding ASC 310-30 loans.
Average loans comprised $2.1 billion, or 47.3%, of total average interest earning assets during the three months ended September 30, 2014, compared to $1.7 billion, or 35.9%, of total average interest earning assets during the three months ended September 30, 2013. The increase in average loan balances is reflective of our loan originations outpacing the exit of the acquired non-strategic loans. The yield on the ASC 310-30 loan portfolio was 16.83% during the three months ended September 30, 2014, compared to 14.14% during the same period the prior year. This increase was attributable to the effects of the favorable life-to-date transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining lives of these loans.
Average investment securities comprised 49.2% of total interest earning assets during the three months ended September 30, 2014 compared to 55.4% during the three months ended September 30, 2013. We have been steadily re-mixing the earning assets, utilizing the steady run-off of the mortgage-backed securities to provide the cash flow for the strong loan originations. The lower average balances of investment securities were partially offset by a 9 basis point increase in yields earned on the total investment portfolio during the three months ended September 30, 2014 compared to the same period of the prior year.
Average balances of interest bearing liabilities declined $220.3 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, driven by a $148.6 million decline in average time deposits and a $55.0 million decrease in interest bearing demand, savings and money market deposits. The net interest margin benefited from a two basis point decrease in the cost of interest bearing liabilities as we continued our strategy of transitioning high-priced time deposits to lower-cost transaction accounts and demand deposits. During the three months ended September 30, 2014, total interest expense related to interest bearing liabilities was $3.6 million compared to $4.0 million during the three months ended September 30, 2013, or an average cost of 0.44% and 0.46% during the respective periods.

The table below presents the components of net interest income on a fully taxable equivalent basis for the nine months ended September 30, 2014 and 2013 (in thousands):

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
ASC 310-30 loans	$384,215	$46,646	16.19%	$669,623	$59,616	11.87%
Non 310-30 loans (1)(2)(3)(4)	1,627,720	53,668	4.41%	1,074,396	46,167	5.75%
Investment securities available-for-sale	1,698,404	24,614	1.93%	1,980,048	26,574	1.79%
Investment securities held-to-maturity	603,459	12,909	2.85%	578,413	13,809	3.18%
Other securities	25,470	904	4.73%	32,282	1,170	4.83%
Interest earning deposits and securities purchased under agreements to resell	125,095	251	0.27%	406,029	762	0.25%
Total interest earning assets(4)	$4,464,363	$138,992	4.16%	$4,740,791	$148,098	4.18%
Cash and due from banks	58,009			60,909
Other assets	374,372			440,709
Allowance for loan losses	(14,854)			(12,930)
Total assets	$4,881,890			$5,229,479
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,709,382	$3,248	0.25%	$1,736,981	$3,240	0.25%
Time deposits	1,437,209	7,377	0.69%	1,629,059	9,407	0.77%
Securities sold under agreements to repurchase	94,027	92	0.13%	76,391	80	0.14%
Total interest bearing liabilities	$3,240,618	$10,717	0.44%	$3,442,431	$12,727	0.49%
Demand deposits	691,529			654,625
Other liabilities	71,510			65,053
Total liabilities	4,003,657			4,162,109
Shareholders’ equity	878,233			1,067,370
Total liabilities and shareholders’ equity	$4,881,890			$5,229,479
Net interest income		$128,275			$135,371
Interest rate spread			3.72%			3.69%
Net interest earning assets	$1,223,745			$1,298,360
Net interest margin(4)			3.84%			3.82%
Ratio of average interest earning assets to average interest bearing liabilities	137.76%			137.72%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Includes originated loans with average balances of $1.3 billion and $653.7 million, interest income of $41.0 million and $22.8 million, and yields of 4.08% and 4.67% for the nine months ended September 30, 2014 and 2013, respectively.

(3)
Non 310-30 loans include loans held-for-sale. Average balances during the nine months ended September 30, 2014 and 2013 were $2.9 million and $6.2 million, and interest income was $184 thousand and $262 thousand for the same periods, respectively.

(4)
Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $610 thousand and $0 for the nine months ended September 30, 2014 and 2013, respectively.

Net interest income totaled $127.7 million and $135.4 million for the nine months ended September 30, 2014 and 2013, respectively. On a fully tax equivalent basis, net interest income totaled $128.3 million and $135.4 million for the nine months ended September 30, 2014 and 2013, respectively, and declined $7.1 million, or 5.2%. Average interest earning assets decreased $276.4 million, or 5.8%, from the first nine months of the prior year, largely due to the successful repurchase of $226.2 million of our shares outstanding since the end of the third quarter of 2013, coupled with a reduction in the investment portfolio. A two basis point decrease in the yield on interest earning assets was more than offset by a five basis point decrease in the cost of interest bearing liabilities, resulting in a two basis point widening of the net interest margin to 3.84% during the nine months ended September 30, 2014 compared to the same period during the prior year.
Average loans comprised $2.0 billion, or 45.1%, of total average interest earning assets during the nine months ended September 30, 2014, compared to $1.7 billion, or 36.8%, of total average interest earning assets, during the nine months ended September 30, 2013. The continued resolution of the acquired non-strategic loan portfolio was complemented by strong organic growth in the strategic loan portfolio. The yield on the ASC 310-30 loan portfolio was 16.19% during the nine months ended September 30, 2014, compared to 11.87% during the same period of the prior year. This increase in yield was attributable to the effects of the favorable life-to-date transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loans.
Average investment securities comprised 51.6% of total interest earning assets during the nine months ended September 30, 2014, compared to 54.0% during the nine months ended September 30, 2013. The lower average balances were somewhat offset by a seven basis point widening of the yields earned on the total investment portfolio. Short-term investments, depicted by the interest earning deposits and securities purchased under agreements to resell, also decreased substantially to 2.8% of interest earning assets compared to 8.6% during the prior period. The decreases in the investment portfolio and short-term investments reflect the re-mixing of the interest-earning assets as we have utilized the runoff of the investment portfolio to fund loan originations and have reduced our short-term investments to fund significant share repurchases.
Average balances of interest bearing liabilities during the nine months ended September 30, 2014 declined $201.8 million to $3.2 billion from $3.4 billion during the nine months ended September 30, 2013, driven by a $191.9 million decrease in average time deposits and partially offset by a $17.6 million increase in securities sold under agreements to repurchase. During the nine months ended September 30, 2014, total interest expense related to interest bearing liabilities was $10.7 million, compared to $12.7 million during the nine months ended September 30, 2013. The resulting $2.0 million decrease in interest expense was attributable to a combination of lower average balances of time deposits and lower rates paid on time deposits as we continued our strategy of transitioning high-priced time deposits to lower-cost transaction accounts coupled with our exit of the four California and 32 retirement center banking locations on December 31, 2013. We have increased our average transaction deposits (defined as total deposits less time deposits) and client repurchase agreements as a percentage of average total deposits and client repurchase agreements to 63.4% during the nine months ended September 30, 2014 from 60.2% during the nine months ended September 30, 2013. This strategy benefited the average cost of interest bearing liabilities through a five basis point decrease to 0.44% during the nine months ended September 30, 2014 from 0.49% during the nine months ended September 30, 2013.
The following table summarizes the changes in net interest income on a taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 (in thousands):

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	compared to			compared to
	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(8,979)	$3,744	$(5,235)	$(34,650)	$21,680	$(12,970)
Non 310-30 loans(1)(2)(3)	6,736	(3,195)	3,541	18,244	(10,743)	7,501
Investment securities available-for-sale	(1,756)	598	(1,158)	(4,082)	2,122	(1,960)
Investment securities held-to-maturity	(518)	(114)	(632)	536	(1,436)	(900)
Other securities	(114)	(29)	(143)	(242)	(24)	(266)
Interest earning deposits and securities purchased under agreements to resell	(175)	3	(172)	(564)	53	(511)
Total interest income	$(4,806)	$1,007	$(3,799)	$(20,758)	$11,652	$(9,106)
Interest expense:
Interest bearing demand, savings and money market deposits	$(36)	$43	$7	$(52)	$60	$8
Time deposits	(260)	(149)	(409)	(985)	(1,045)	(2,030)
Securities sold under agreements to repurchase	(5)	(3)	(8)	17	(5)	12
Total interest expense	(301)	(109)	(410)	(1,020)	(990)	(2,010)
Net change in net interest income	$(4,505)	$1,116	$(3,389)	$(19,738)	$12,642	$(7,096)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Non 310-30 loans include loans held-for-sale. Average balances of the loans held-for-sale during the three months ended September 30, 2014 and 2013 were $3.8 million and $6.1 million, and interest income on the loans held-for-sale was $81 thousand and $101 thousand for the same periods, respectively. Average balances during the nine months ended

September 30, 2014 and 2013 were $2.9 million and $6.2 million, and interest income was $184 thousand and $262 thousand for the same periods, respectively.

(3)
Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $231 thousand and $0 for the three months ended September 30, 2014 and 2013, respectively, and $610 thousand and $0 for the nine months ended September 30, 2014 and 2013, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated (in thousands):

	For the three months ended
	September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
Non-interest bearing demand	$715,198	0.00%	$691,851	0.00%	$667,009	0.00%	$676,959	0.00%	$668,400	0.00%
Interest bearing demand	375,761	0.08%	389,187	0.08%	394,452	0.09%	379,052	0.09%	460,971	0.14%
Money market accounts	1,062,060	0.32%	1,078,682	0.32%	1,098,041	0.32%	1,097,009	0.32%	1,088,084	0.32%
Savings accounts	251,871	0.23%	254,242	0.24%	224,145	0.18%	191,592	0.12%	195,650	0.11%
Time deposits	1,412,916	0.69%	1,435,155	0.69%	1,464,120	0.68%	1,544,223	0.70%	1,561,552	0.73%
Total average deposits	$3,817,806	0.37%	$3,849,117	0.37%	$3,847,767	0.37%	$3,888,835	0.38%	$3,974,657	0.40%
Provision for Loan Losses
The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $8.4 million on purchased non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.
Losses incurred on covered loans are reimbursable at the applicable loss share percentages in accordance with the loss sharing agreements with the FDIC. Accordingly, any provisions (recoupments) made that relate to covered loans are partially offset by a corresponding increase (decrease) to the FDIC indemnification asset and FDIC loss sharing income in non-interest income. Below is a summary of the provision for loan losses for the periods indicated (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Provision for (recoupment of) impairment on loans accounted for under ASC 310-30	$(191)	$(313)	$(335)	$999
Provision for loan losses	1,706	750	5,279	2,525
Total provision for loan losses	$1,515	$437	$4,944	$3,524
Through the re-measurement, we recouped $191 thousand and $335 thousand of provision for loan losses for loans accounted for under ASC 310-30 during the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2013 we recouped $0.3 million and recorded $1.0 million, respectively, of provision for loans accounted for under ASC 310-30. The net recoupments on loans accounted for under ASC 310-30 reflect $191 thousand and $371 thousand in recoupments during the three and nine months ended September 30, 2014, respectively, across several loan pools. These provision recoupments, when coupled with decreased expected future cash flows, primarily in our consumer pools, resulted in the net recoupments for the three and nine months ended September 30, 2014. The decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed.

Non-Interest Income
The table below details the components of non-interest income during the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
FDIC indemnification asset amortization	$(6,252)	$(4,208)	$(19,819)	$(11,843)
FDIC loss sharing (expense) income	(943)	(1,191)	(2,549)	3,278
Service charges	4,148	4,334	11,558	11,944
Bank card fees	2,615	2,482	7,548	7,509
Gain on sale of mortgages, net	264	345	674	1,125
Gain on previously charged-off acquired loans	147	224	675	1,118
OREO related write-ups and other income	799	727	2,777	2,713
Other non-interest income	836	625	2,557	1,969
Total non-interest income	$1,614	$3,338	$3,421	$17,813
Non-interest income for the three and nine months ended September 30, 2014 was $1.6 million and $3.4 million, respectively, compared to $3.3 million and $17.8 million during the three and nine months ended September 30, 2013, respectively. The decrease was largely due to $2.0 million and $8.0 million of additional non-cash FDIC indemnification asset amortization during the three and nine months ended September 30, 2014 compared to the three and nine ended September 30, 2013, respectively. The amortization resulted from improved performance of the covered assets that resulted in lower expected reimbursements from the FDIC. Most of the FDIC covered assets are accounted for in the ASC 310-30 loan pools and the benefit of the increased client cash flows is primarily captured in the corresponding increased accretion rates on ASC 310-30 loans.
FDIC loss sharing (expense) income represents the income recognized in connection with the actual reimbursement of costs/recoveries related to the resolution of covered assets by the FDIC. FDIC loss sharing (expense) income activity during the three and nine months ended September 30, 2014 and 2013, respectively, was as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Clawback liability amortization	$(345)	$(314)	$(1,009)	$(937)
Clawback liability remeasurement	(592)	(405)	(1,646)	244
Reimbursement to FDIC for gain on sale of and income from covered OREO	(1,587)	(2,514)	(3,287)	(4,615)
Reimbursement to FDIC for recoveries	(62)	—	(180)	(22)
FDIC reimbursement of covered asset resolution costs	1,643	2,042	3,573	8,608
FDIC loss sharing (expense) income	$(943)	$(1,191)	$(2,549)	$3,278
Other FDIC loss sharing (expense) income contributed to an increase of $0.2 million and a decrease of $5.8 million to total non-interest income for the three and nine months ended September 30, 2014, respectively, from the three and nine ended September 30, 2013, respectively. Other FDIC loss sharing (expense) income was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $1.6 million and $3.6 million during the three and nine months ended September 30, 2014, respectively, offset with reimbursements to the FDIC for gains on sales of and income from covered OREO of $1.6 million and $3.3 million, respectively. The activity in the FDIC loss sharing income line fluctuates based on specific loan and OREO workout circumstances and may not be consistent from period to period.
Banking-related non-interest income (excludes FDIC-related non-interest income, gain on previously charged-off acquired loans and OREO related income) totaled $7.9 million and $22.3 million, during the three and nine months ended September 30, 2014, respectively, and were relatively flat compared to the same periods in 2013. Service charges, which represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts, decreased $0.2 million and $0.4 million, or 4.3% and 3.2%, during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, respectively. The decrease was largely due to declines in NSF/overdraft charges.

Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. Bank card fees totaled $2.6 million and $7.5 million during the three and nine months ended September 30, 2014, and $2.5 million and $7.5 million during the three and nine months ended September 30, 2013, respectively, an increase of 5.4% and 0.5% for the respective periods.
Gain on previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor bank prior to takeover by the FDIC. During the three and nine months ended September 30, 2014, these gains were $0.1 million and $0.7 million, respectively, compared to $0.2 million and $1.1 million during the same periods in the prior year.
OREO related write-ups and other income include rental income and insurance proceeds received on OREO properties and write-ups to the fair-value of collateral that exceed the loan balance at the time of foreclosure. During the three and nine months ended September 30, 2014, these gains totaled $0.8 million and $2.8 million, respectively.
Non-Interest Expense
The table below details non-interest expense for the periods presented (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Salaries and benefits	$21,058	$22,639	$62,260	$69,363
Occupancy and equipment	6,155	6,556	18,838	18,391
Telecommunications and data processing	2,848	3,050	8,978	9,805
Marketing and business development	757	1,408	3,542	3,519
FDIC deposit insurance	1,029	1,021	3,109	3,074
ATM/debit card expenses	799	1,179	2,312	3,291
Professional fees	854	791	2,180	3,045
Other non-interest expense	2,540	3,210	7,698	9,667
(Gain) loss from change in fair value of warrant liability	(1,256)	441	(2,734)	138
Intangible asset amortization	1,336	1,336	4,008	4,009
Other real estate owned expenses	594	459	3,629	7,675
Problem loan expenses	1,267	1,134	3,034	4,361
Banking center closure related expenses	—	3,389	—	3,389
Total non-interest expense	$37,981	$46,613	$116,854	$139,727
Non-interest expense totaled $38.0 million and $116.9 million for the three and nine months ended September 30, 2014, respectively, compared to $46.6 million and $139.7 million for the three and nine months ended September 30, 2013, respectively. Operating expenses, which exclude OREO expenses, problem loan expense, the impact from the change in the warrant liability, and banking center closure related expenses, totaled $37.4 million and $112.9 million and decreased $3.8 million and $11.2 million, or 9.3% and 9.1%, from the three and nine months ended September 30, 2013, respectively. The year-over-year decrease in operating expenses was attributable to efficiency initiatives. We have been focused on operational streamlining and continue to seek additional efficiencies, particularly through vendor consolidations and contract negotiations. Salaries and benefits is our largest component of non-interest expense and totaled $21.1 million and $62.3 million for the three and nine months ended September 30, 2014, respectively, compared to $22.6 million and $69.4 million for the three and nine months ended September 30, 2013, respectively. The 7.0% and 10.2% decreases in salaries and benefits during the three and nine months ended September 30, 2014, respectively, was attributable to a decrease in salaries as a result of efficiency initiatives, and as it relates to the nine months ended, the exits of the California banking centers and limited-service retirement centers at December 31, 2013.
Occupancy and equipment expense totaled $6.2 million and $18.8 million for the three and nine months ended September 30, 2014, respectively, a decrease of $0.4 million and an increase of $0.4 million over the three and nine months ended September 30, 2013, respectively. The increase over the nine month period was primarily due to the addition of software.
 Marketing and business development expense totaled $0.8 million and $3.5 million for the three and nine months ended September 30, 2014, respectively, compared to $1.4 million and $3.5 million during the three and nine months ended September 30, 2013, respectively. The decrease of $0.7 million for the three months ended September 30, 2014, was due to the timing of marketing campaigns.

Significant components of our non-interest expense are problem loan expenses and OREO related expenses. We incur these expenses in connection with the resolution process of our acquired problem loan portfolios. During the three and nine months ended September 30, 2014, we incurred $1.9 million and $6.7 million, respectively, of OREO and problem loan expenses, an increase of $0.3 million and a decrease of $5.4 million from the three and nine months ended September 30, 2013, respectively. The overall decline of the volume in problem assets is a result of persistent workout efforts on the acquired problem loan portfolio. Of the $1.9 million and $6.7 million in collective OREO and problem loan expenses incurred during the three and nine months ended September 30, 2014, respectively, $0.7 million and $3.5 million, respectively, were covered by loss sharing agreements with the FDIC.
On September 30, 2013, we announced plans to integrate 32 limited-service retirement center locations and exit four California banking centers. Included in the three and nine months ended September 30, 2013 operating results were $3.4 million of expenses in connection with the closures, including $3.3 million related to facilities expense.
Income taxes
Income tax expense totaled $0.7 million for three months ended September 30, 2014, as compared with $0.9 million for the three months ended September 30, 2013. These amounts equate to effective tax expense rates of 16.8% and 47.5% for the respective periods. Income tax expense for the nine months ended September 30, 2014 and 2013 totaled $2.4 million and $4.0 million, respectively, equating to effective tax rates of 25.7% and 40.3% for the respective periods.
The decrease in the effective tax rate for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, was attributable to the non-taxable changes in the fair value of the warrant liability, continued increases in tax-exempt lending and a reduction in our state tax rate associated with tax planning implemented during the third quarter of 2014.
Additional information regarding income taxes can be found in note 21 of our audited consolidated financial statements in our 2013 Annual Report on Form 10-K.
Liquidity and Capital Resources
Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Cash and due from banks	$58,525	$67,420
Due from Federal Reserve Bank of Kansas City	50,092	107,894
Interest bearing bank deposits	10,042	14,146
Unencumbered investment securities, at fair value	1,776,033	2,177,239
Total	$1,894,692	$2,366,699
Total on-balance sheet liquidity decreased $472.0 million from December 31, 2013 to September 30, 2014. The decrease was largely due to a reduction in unencumbered available-for-sale and held-to-maturity securities balances.
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
Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At September 30, 2014, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $2.1 billion at

September 30, 2014, inclusive of pre-tax net unrealized losses of $12.8 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $0.1 million of unrealized gains at September 30, 2014. The gross unrealized gains and losses are detailed in note 3 of our unaudited consolidated interim financial statements for the nine months ended September 30, 2014. As of September 30, 2014, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.
At present, financing activities primarily consist of changes in repurchase agreements and deposits, in addition to the payment of dividends and the repurchase of our common stock. Subsequent to September 30, 2014, we advanced $40.0 million from FHLB Des Moines. Maturing time deposits represent a potential use of funds. As of September 30, 2014, $0.9 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.
In July 2011, we joined the FHLB of Des Moines and currently hold $6.0 million of FHLB stock meeting the requirements of our membership agreement. Through this relationship, we have pledged qualifying loans and, subsequent to September 30, 2014, advanced $40.0 million from FHLB Des Moines and can obtain additional liquidity through further FHLB advances.
NBH Bank is subject to specific dividend restrictions pursuant to the Operating Agreement with the OCC, which are further discussed in our Annual Report on Form 10-K under "Supervision and Regulation." At September 30, 2014, the holding company sources of funds were comprised of cash and cash equivalents on hand, which totaled $144.9 million. The holding company may seek to borrow funds and raise capital in the future, the success and terms of which will be subject to market conditions and other factors.
During 2014, the Board of Directors authorized multiple programs to repurchase shares of the Company's common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. During the nine months ended September 30, 2014, we repurchased 5.1 million shares of our common stock at a weighted average price of $19.68, and all such shares are held as treasury shares. Subsequent to September 30, 2014 and through November 6, 2014, we repurchased an additional 86 thousand shares. These repurchases have brought our cumulative repurchases to 24.07% of shares outstanding since we started repurchasing our shares in early 2013, at a weighted average price of $19.73 per share. We believe that our repurchases could serve to offset any future share issuances for future acquisitions. On November 5, 2014, our board of directors declared a quarterly dividend of $0.05 per common share, payable on December 15, 2014 to shareholders of record at the close of business on November 27, 2014.
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
Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at September 30, 2014. During the nine months ended September 30, 2014, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate assets. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2014 and December 31, 2013:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	September 30, 2014	December 31, 2013
200	6.22%	4.09%
100	3.56%	2.32%
-50	-1.28%	-1.11%
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
As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have grown $58.8 million in the past nine months, and totaled 63.2% of total deposits at September 30, 2014 compared to 61.0% at December 31, 2013. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.
Off-Balance Sheet Activities
In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of September 30, 2014 and December 31, 2013, we had loan commitments totaling $475.4 million and $383.9 million, respectively, and standby letters of credit that totaled $7.2 million and $5.9 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our repurchases of our common stock during the three months ended September 30, 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2014	240,619	$19.68	240,619	$50,273,195
August 1 - August 31, 2014	374,244	19.91	374,244	42,828,542
September 1 - September 30, 2014	2,160,000	19.84	2,160,000	17,342
Total	2,774,863	$19.84	2,774,863	$17,342

On October 21, 2014, the Company announced that the Board of Directors authorized the repurchase of another $50 million of our stock.

Item 5. OTHER INFORMATION
On November 5, 2014, the Board of Directors approved an amendment and restatement of the Company’s Amended and Restated Bylaws. The amendment and restatement includes the following changes:

•	update to the Company’s registered office in the State of Delaware (Section 1.1), and

•
addition of a provision requiring specified shareholder actions and proceedings against the Company to be brought in a state court located within the State of Delaware, or if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware (Section 10.1).

The forgoing summary of the changes to the Bylaws is subject to, and qualified in its entirety by, the Second Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated Bylaws

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail*

*	This information is deemed furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANK HOLDINGS CORPORATION

/s/ Brian F. Lilly
Brian F. Lilly
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)
Date: November 7, 2014