Form 10-K
period 2014-12-31
National Bank Holdings Corp
filed 2015-02-27
CIK 1475841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $825,000,000 based on the closing sale price as reported on the New York Stock Exchange.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 26, 2015, NBHC had outstanding 36,822,179 shares of Class A voting common stock and 385,729 shares of Class B non-voting common stock, each with $0.01 par value per share, excluding 956,585 shares of restricted Class A common stock issued but not yet vested.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2014 will be incorporated by reference into Part III of this form 10-K.

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

•	the trading price of shares of the Company's stock;

•	our ability to realize deferred tax assets or the need for a valuation allowance;

•	continued consolidation in the financial services industry;

•	our ability to maintain or increase market share and control expenses;

•
costs and effects of changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, changes in regulation that affect the fees that we charge, the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations, reviews or other inquiries;

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

PART I: FINANCIAL INFORMATION
Item 1.    BUSINESS.
Summary
National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in June 2009 and is headquartered immediately south of Denver, in Greenwood Village, Colorado. Our primary operations are conducted through our wholly owned subsidiary, NBH Bank, N.A., referred to as the "Bank", or "NBH Bank", through which we provide a variety of banking products to both commercial and consumer clients. We service our clients through a network of 97 banking centers, with the majority of those banking centers located in the greater Kansas City area and Colorado, and through online and mobile banking products. As of December 31, 2014, we had $4.8 billion in assets,$2.2 billion in loans, $3.8 billion in deposits and $794.6 million in shareholders’ equity.
The Company was formed through a private offering of our common stock in October 2009. As part of our goal of becoming a leading regional community bank holding company, we are pursuing a strategy of strong organic growth complemented by selective acquisitions of financial institutions and other complementary businesses. In October 2010, we acquired the failed Hillcrest Bank from the FDIC and began banking operations. To date, we have completed four acquisitions of troubled or failed banks, three of which were FDIC-assisted. We have transformed these four troubled banks into one collective banking operation with strong organic growth, prudent underwriting, and meaningful market share with continued opportunity for expansion. Our focus is on building organic growth through strong banking relationships with small- and mid-sized businesses and consumers in our markets. Our long-term business model utilizes our organic development infrastructure, low-risk balance sheet, continuous operational development and a disciplined acquisition strategy to create value and provide attractive returns.
We have a management team consisting of experienced banking executives led by Chairman, President and Chief Executive Officer G. Timothy Laney. Mr. Laney brings over 30 years of banking experience, 24 of which were at Bank of America in a wide range of executive management roles, including serving on Bank of America’s Management Operating Committee. In late 2007, Mr. Laney joined Regions Financial as Senior Executive Vice President and Head of Business Services. Mr. Laney leads our team of executives that have significant experience in operating banks and completing and integrating mergers and acquisitions. Additionally, our board of directors is highly accomplished in the banking industry and includes individuals with broad experience operating and working with financial institutions, regulators and governance considerations.
Our Acquisitions
Our banking operations commenced on October 22, 2010, when we acquired selected assets and assumed selected liabilities of Hillcrest Bank of Overland Park, Kansas from the FDIC. Through this transaction, we acquired nine banking centers, which were predominantly located in the greater Kansas City region but also included one banking center in Colorado and two banking centers in Texas. This transaction also included 32 retirement center locations that offered limited-service banking services to residents in retirement communities. On December 31, 2013, we closed all retirement center locations and integrated the servicing of these clients into our banking center network.
On December 10, 2010, we completed our acquisition, without FDIC assistance, of a portion of the franchise of Bank Midwest from Dickinson Financial Corporation, that consisted of select performing loans and client deposits, and included 39 banking centers, 25 of which are in the greater Kansas City region and 14 of which are located elsewhere in Missouri. As a result of these acquisitions, at June 30, 2014 (the last date as of which data are available), we were the seventh largest depository institution in the Kansas City MSA ranked by deposits with a 3.6% deposit market share according to SNL Financial.
We expanded into the Colorado market through two complementary acquisitions beginning with the purchase of selected assets and the assumption of selected liabilities of Bank of Choice, a state-chartered commercial bank based in Greeley, Colorado, from the FDIC on July 22, 2011. In connection with this acquisition, we also acquired 16 banking centers. On October 21, 2011, we acquired selected assets and assumed selected liabilities of Community Banks of Colorado, a state chartered bank based in Greenwood Village, Colorado, from the FDIC. In connection with this transaction, we acquired 36 banking centers in Colorado and four in California (and later exited the California banking centers on December 31, 2013). The Community Banks of Colorado acquisition enhanced our penetration into the Colorado market, giving us a combined network of 50 banking centers in that state and ranking us as the 14th largest depository institution by deposits with a 1.4% deposit market share as of June 30, 2014 (the last date as of which data are available) according to SNL Financial.
On January 30, 2015, we announced the signing of a definitive merger agreement with Pine River Bank Corporation, the parent company of Pine River Bank. This Colorado market fill-in transaction consists of four banking centers with $135 million in assets in southwest Colorado. The Pine River transaction is currently expected to close in the third quarter of 2015.

The following table summarizes certain highlights of our four completed acquisitions to date, including deposits and assets at fair value as of each acquisition date:

	Community Banks of Colorado	Bank of Choice	Bank Midwest	Hillcrest Bank
Date acquired	October 21, 2011	July 22, 2011	December 10, 2010	October 22, 2010
FDIC-assisted	Yes	Yes	No	Yes
Loss share	Yes(1)	No	No	Yes(2)
Banking centers(3)	40	16	39	9 (and 32 retirement centers)
Deposits (millions)	$1,195	$760	$2,386	$1,234
Assets (millions)	$1,228	$950	$2,426	$1,377
Primary Market	Colorado	Colorado	Greater Kansas City Region	Greater Kansas City Region

(1)	Commercial Shared-Loss Agreement.

(2)	Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement.

(3)
During the fourth quarter of 2013, the four California banking centers acquired with the Community Banks of Colorado acquisition and 32 retirement centers acquired with the Hillcrest Bank acquisition were closed.

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
The FDIC agreed to absorb a portion of all future credit losses and workout expenses through a loss sharing arrangement that covers single-family mortgage loans for a period of 10 years and commercial loans, including other real estate owned (“OREO”), for a period of five years (excluding $3.1 million in consumer loans as of the date of acquisition). As of the date of acquisition, 99.6% of the loans and all of the OREO acquired in the Hillcrest Bank transaction were covered by FDIC loss sharing agreements. The coverage amounts are subject to loss thresholds as follows (in thousands):

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
Bank of Choice
Through the Bank of Choice acquisition, we acquired assets with a fair value of $950 million, including $361 million of loans, $134 million of marketable investment securities, $402 million of cash and cash equivalents, and $53 million of other assets. Liabilities with a fair value of $889 million were also assumed, including $760 million of non-brokered deposits, $117 million of FHLB advances, and $12 million of other liabilities.

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
The FDIC agreed to absorb a portion of all future credit losses and workout expenses through a loss sharing arrangement that covers the large majority of the Community Bank of Colorado’s commercial loans and OREO ($480 million) for a term of five years. As of the date of acquisition, 61.8% of loans and 83.5% of OREO in the Community Banks of Colorado transaction were covered by loss sharing agreements with the FDIC.The loss sharing arrangement does not cover any losses on single-family residential loans or selected commercial real estate loans. The loss sharing thresholds on the Community Banks of Colorado covered assets are summarized as follows (in thousands):

Tranche	Loss Threshold	Loss-Coverage Percentage
1	Up to $204,194	80%
2	$204,195-308,020	30%
3	>$308,020	80%
All of our acquisitions were accounted for under the acquisition method of accounting, and accordingly, all assets acquired and liabilities assumed were recorded at their respective acquisition date fair values and the fair value discounts on loans are being accreted over the lives of the loans as an adjustment to yield, with the exception of any non-accretable difference, as is described in our application of critical accounting policies. The Hillcrest Bank commercial loss sharing agreement with the FDIC is scheduled to expire during the fourth quarter of 2015 and the Community Banks of Colorado loss sharing agreement is scheduled to expire during the fourth quarter of 2016. The individual indemnification assets associated with each loss sharing agreement must be reduced to zero by the end of the loss sharing agreements, either through claims for losses or through write-downs of the indemnification asset. Additionally, within 45 days of the end of each loss sharing agreement, we may be required to reimburse the FDIC in the event that our losses on covered assets do not reach specified thresholds, which is recorded on our consolidated statements of financial condition as a clawback liability. Both the application of the acquisition method of accounting and the loss sharing agreements with the FDIC are discussed in more detail in "Management's Discussion and Analysis" and in the notes to the consolidated financial statements.
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
Market Area
We completed two acquisitions during the fourth quarter of 2010 and two acquisitions in 2011 and entered our markets, which are broadly defined as Colorado and the greater Kansas City region, and we have signed a definitive merger agreement to acquire four additional banking centers in southwest Colorado through the Pine River transaction that is expected to close in the third quarter of 2015. We are the fifth largest banking center network among Colorado-based banks ranked by deposits as of June 30, 2014 (the last date as of which data are available), according to SNL Financial. In the greater Kansas City MSA, we are the seventh largest banking center network. Other major MSAs in which we operate include Dallas-Fort Worth-Arlington, Texas and Austin-Round Rock, Texas. The table below describes certain key statistics regarding our presence in these markets as of June 30, 2014 (the last date as of which data are available).

States	Deposit Market Share Rank(1)	Banking Centers(1)	Deposits (millions)(1)	Deposit Market Share(1)
Missouri	10	33	$1,852.2	1.4%
Colorado	14	50	1,528.2	1.4
Kansas	24	12	569.2	0.9

MSAs	Deposit Market Share Rank(1)	Banking Centers(1)	Deposits (millions)(1)	Deposit Market Share(1)
Kansas City, MO-KS	7	30	$1,681.4	3.6%
Denver-Aurora-Lakewood, CO	16	13	642.3	1.0
Saint Joseph, MO-KS	3	4	227.2	10.7
Greeley, CO	6	5	186.5	5.7
Maryville, MO	2	3	150.5	27.9
Kirksville, MO	2	2	121.5	18.7
Glenwood Springs, CO	6	3	112.7	5.0
(1) Note: Excludes our Texas operations and MSAs in which we have less than $100 million in deposits.
Source: SNL Financial as of June 30, 2014, except Banking Centers, which reflects the most recently available data.
We believe that our established presence positions us well for growth opportunities in our markets. We believe that these markets have highly attractive demographic, economic and competitive dynamics that are consistent with our objectives and favorable to executing our organic growth strategy and provide attractive acquisition opportunities. The table below describes certain key demographic statistics regarding our markets.

	Deposits (billions)	# of Businesses (thousands)	Population (millions)	Unemployment Rate(1)	Population Growth(2)	Median Household Income	Top 3 Competitor Combined Deposit Market Share
Denver, CO	$65.2	115	2.7	3.9%	24.3%	$60,887	55%
Front Range, CO(3)	89.0	183	4.3	4.0	26.0	60,282	54
Kansas City, MO-KS MSA	46.6	76	2.1	5.0	12.1	55,763	40
U.S.				5.8	12.7	51,579	52	(4)

(1)	Unemployment data is as of November 30, 2014.

(2)	For the period 2000 through 2014.

(3)	CO Front Range is a population weighted average of the following Colorado MSAs: Denver, Boulder, Colorado Springs, Fort Collins and Greeley.

(4)	Based on U.S. Top 20 MSAs (determined by population).
Source: SNL Financial as of December 31, 2014, except Deposits and Top 3 Competitor Combined Deposit Market Shares, which reflects data as of June 30, 2014.

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

Asset Size Range	# of Banks	Assets ($billion)	# of Private Banks	Private Assets ($billion)
$1 billion - $5 billion	28	$52.5	19	$34.1
$500 million - $1 billion	41	27.9	37	25.3
$250 million - $500 million	79	26.3	79	14.1
Total opportunities	148	$106.7	135	$73.5
Source: SNL Financial based on financial information as of September 30, 2014. Includes opportunities in CO, KS and MO.
Our Business Strategy
As part of our goal of becoming a leading regional community bank holding company, we seek to continue to generate strong organic growth, as well as pursue selective acquisitions of financial institutions and other complementary businesses. Our focus is on building organic growth through strong banking relationships with small- and mid-sized businesses and consumers in our primary markets, while maintaining a low-risk profile designed to generate reliable income streams and attractive returns. We view our market areas as the greater Kansas City region and Colorado. The key components of our strategic plan are:

•
Focus on client-centered, relationship-driven banking strategy. Our commercial relationship managers focus on small and mid-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services. Our commercial relationship managers are supported by treasury management teams in each of their markets, which allows us to more effectively deliver a comprehensive suite of products and services to our clients and further deepen our banking relationships. Our consumer bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit and online banking solutions.

•
Expansion of commercial banking, small business banking and specialty businesses. We have made significant investments in our commercial relationship managers, as well as developed significant capabilities across our small business banking and several specialty commercial banking offerings. Our specialized commercial banking teams are focused on structured and asset-based loans to middle market companies, as well as the energy, agriculture, government and non-profit sectors. Our strategy is to originate a high-quality loan portfolio that is diversified across industries and granular in loan size. We believe we are well-positioned to leverage our operating and risk management infrastructure through organic growth and we intend to continue to add or repurpose our commercial relationship managers to higher growth opportunities and markets in order to drive increased profitability.

•
Expansion through organic growth and enhanced product offerings. We believe that our focus on serving consumers and small- to mid-sized businesses, coupled with our enhanced product offerings, will provide an expanded revenue base and new sources of fee income. We conduct regular market and competitive analysis to determine which products and services are best suited for our clients. Our teams also continue to enhance cross-selling strategies in order to deepen client relationships, which we believe will further increase our organic loan origination volumes and attract new transaction accounts that offer lower cost of funds and higher fee generating activity.

•
Continue to strengthen profitability through organic growth and operating efficiencies. We have consolidated our acquired banks under one charter and continue to utilize our comprehensive underwriting and risk management processes while maintaining local branding, leadership and decision making. We have integrated all of our acquired banks onto one operating platform that that has allowed us to support growth and realize operating efficiencies throughout our enterprise. Our growth strategy is focused on organic initiatives in order to accelerate our growth in profitability. Key priorities to strengthen profitability include the continued ramp-up of loan production, lowering our cost of funds, implementing additional fee-based business initiatives and further enhancing operational efficiencies.

•
Pursue disciplined acquisitions. We expect that acquisitions will continue to be a component of our growth strategy and we intend to carefully select acquisition opportunities that we believe have stable core franchises, have significant local market share or will add asset generation capabilities or fee income streams while structuring the transactions to limit risk. Further, we seek transactions that offer opportunities for clear financial benefits with valuations that have acceptable levels of earnings accretion, tangible book value dilution/earn-back, and internal rates of return. We believe that we are a skilled acquirer with a team of executives and board members that have significant experience completing and integrating mergers and acquisitions. We believe that we utilize a comprehensive and conservative due diligence process that is strongly focused on areas of risk and opportunity. We seek to acquire financial services franchises in markets that exhibit attractive demographic attributes and we believe that our focus on attractive markets will provide long-term opportunities for organic growth. Our focus is on our primary markets of Colorado, Missouri and Kansas, including whole banks and banking center divestitures. Additionally, we seek specialty businesses to complement our asset generation and fee income business while leveraging our risk management, operational and control infrastructure. We may utilize our stock in addition to cash as consideration in future acquisitions.
We believe our strategy of strong organic growth through the retention, expansion and development of client-centered relationships and growth through selective acquisitions in attractive markets provides flexibility regardless of economic conditions. We also believe that our established platform for assessing, executing and integrating acquisitions creates opportunities in an economic downturn while the combination of attractive market factors, franchise scale in our targeted markets and our relationship-centered banking focus creates opportunities in an improving economic environment.
Products and Services
Through NBH Bank, our primary business is to offer a full range of traditional banking products and financial services to both our commercial and consumer clients, who are predominantly located in Colorado, Missouri, Kansas and Texas. We conduct our banking business through 97 banking centers, with 50 of those located in Colorado, 45 in the greater Kansas City region and two in Texas. Our distribution network also includes 106 ATMs, fully integrated online banking and mobile banking services. We offer a full array of lending products to cater to our clients’ needs, including, but not limited to, small business loans, equipment loans, term loans, asset-backed loans, letters of credit, commercial lines of credit, commercial real estate loans, small business loans, residential mortgage loans, home equity and consumer loans. We also offer traditional depository products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, money market deposit accounts, savings accounts and time deposit accounts and treasury management services.
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
Lending Activities
Our primary strategic objective is to serve small- to medium-sized businesses in our markets with a variety of unique and useful services, including a full array of commercial, mortgage and non-mortgage loans, while maintaining a strong and disciplined credit culture. Our commercial bankers focus on small- and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete suite of loan, deposit and treasury management products and services. We have invested significantly in our commercial banking capabilities, attracting experienced commercial bankers from competing institutions in our markets, which has resulted in significant growth in our strategic loan portfolio. To complement these efforts, we created a focused specialty banking group, which includes NBH Capital Finance (providing structured and asset-based loans to middle market companies), energy, agriculture, treasury management, government and non-profit banking. Our consumer bankers focus on knowing their individual clients in order to best meet their financial needs, offering a full complement of loan, deposit and online and mobile banking solutions. We strive to do business in the areas served by our banking centers, which is also where our marketing is focused, and the vast majority of our new loan clients are located in existing market areas.
Our loan portfolio includes commercial and industrial loans, commercial real estate loans, residential real estate loans, agricultural loans and consumer loans. The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower’s market or industry segment. Attributes of the relevant business market or industry segment include the economic and competitive environment, changes to supply or demand, threat of substitutes and barriers to entry and exit. In our credit underwriting process, we carefully evaluate the borrower’s industry, operating performance, liquidity and financial condition. We underwrite credits based on multiple repayment sources, including operating cash flow, liquidation of collateral and guarantor support, if any. We closely monitor the operating performance, liquidity and financial condition of borrowers through analysis of periodic financial statements and meetings with the borrower’s management. As part of our credit underwriting process, we also review the borrower’s total debt obligations on a global basis. Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio.
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
Commercial and Industrial Loans. We originate commercial and industrial loans and leases, including working capital loans, equipment loans, structured and asset-based loans, government and non-profit loans, energy loans and other commercial loans and leases. The terms of these loans vary by purpose and by type of underlying collateral, if any.

Working capital loans generally have terms of up to one year, are usually secured by accounts receivable and inventory and carry the personal guarantees of the principals of the business. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type. As of December 31, 2014, substantially all of our commercial and industrial loans were secured.
Real Estate Loans. Our real estate loans consist of commercial real estate loans and residential real estate loans. Commercial real estate loans, or CRE loans, consist of loans to finance the purchase of commercial real estate, loans to support working capital needs of businesses that are secured by commercial real estate and construction and development loans. Our CRE loans include loans on 1-4 family construction properties, commercial properties such as office buildings, strip malls, or free-standing commercial properties, multi-family and investor properties and raw land development loans.

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
Residential real estate loans consist of loans secured by the primary or secondary residence of the borrower. These loans consist of closed loans, which are typically amortizing over a 10 to 30 year term. We also offer open-ended home equity loans, which are loans secured by secondary financing on residential real estate. Our loan-to-value benchmark for these loans is below 80% at inception along with satisfactory debt-to-income ratios. We do not originate or purchase negatively amortizing or sub-prime residential loans.
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

Deposit Products and Other Funding Sources
We offer a variety of deposit products to our clients, including checking accounts, savings accounts, money market accounts and other deposit accounts, including fixed-rate, fixed maturity time deposits ranging in terms from 30 days to ten years, and individual retirement accounts. We view deposits as an important part of the overall client relationship and believe they provide opportunities to cross-sell other products and services. We intend to continue our efforts to attract low cost transaction deposits from our consumer and business banking relationships. Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our banking centers. In order to attract and retain deposits, we rely on providing competitively priced high-quality service and introducing new products and services that meet our clients' needs.
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
Competition
The banking landscape in our primary markets of Colorado, Kansas, Missouri and Texas is highly competitive and quite fragmented, with many small banks having limited market share while the large out-of-state national and super-
regional banks control the majority of deposits and profitable banking relationships. We compete actively with national, regional and local financial services providers, including banks, thrifts, credit unions, mortgage bankers and finance companies. Our primary banking competitors in the Kansas City MSA are UMB Bank, Commerce Bank, Bank of America, US Bank, Valley View, Capitol Federal, Central Bancompany, Country Club Bank, Wells Fargo, Lauritzen (First National Bank), NASB Financial Inc., and Enterprise Financial Services Corp., and our largest competitors in Colorado are Wells Fargo, FirstBank, U.S. Bank, JPMorgan Chase, BNP Paribas (Bank of the West), KeyBank, Zions Bank (Vectra Bank of Colorado), Lauritzen (First National Bank), Pinnacle Bancorp (Bank of Colorado), Alpine Bank, Compass Bank (BBVA Compass) and CoBiz Financial.

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
We recognize that there are banks with which we compete that have greater financial resources, access to more capital and higher lending capacity than we do and offer a wider range of deposit and lending instruments than we do. However, given our existing capital base, we expect to be able to meet the majority of small- to medium-sized business and consumer credit needs. As of December 31, 2014, our NBH Bank, N.A. legal lending limit to any one client relationship was $88.8 million and our house limit to any one client relationship was $30.0 million.
Associates
At December 31, 2014, we had 943 full-time associates and 113 part-time associates.
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
As a bank holding company, we are subject to inspection, examination, supervision and regulation by the Federal Reserve. Our bank subsidiary is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”). In addition, we expect that any additional businesses that we may invest in or acquire will be regulated by various state and/or federal banking regulators, including the OCC, the Federal Reserve and the FDIC.
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
National Bank Holdings Corporation as a Bank Holding Company
Any entity that acquires direct or indirect control of a bank must obtain prior approval of the Federal Reserve to become a bank holding company pursuant to the Bank Holding Company Act (“BHCA”). We became a bank holding company in 2010 in connection with the acquisition of the assets and assumption of selected liabilities of the former Hillcrest Bank from the FDIC by our newly chartered bank subsidiary, Hillcrest Bank, N.A. (now part of NBH Bank, N.A.). As a bank holding company, we are subject to regulation under the BHCA and to supervision, examination, and enforcement by the Federal Reserve. Federal Reserve jurisdiction also extends to any company that we may directly or indirectly control, such as non-bank subsidiaries and other companies in which we have a controlling interest. While subjecting us to supervision and regulation, we believe that our status as a bank holding company (as opposed to a non-controlling investor) broadens the investment opportunities available to us among public and private financial institutions, failing and troubled financial institutions, seized assets and deposits and FDIC auctions.
The BHCA generally prohibits a bank holding company from engaging, directly or indirectly, in activities other than banking or managing or controlling banks, except for activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities. We have not yet determined whether it would be appropriate or advisable in the future to become a financial holding company.
NBH Bank, N.A. as a National Bank
NBH Bank, N.A. (the “Bank” or “NBH Bank”, formerly Bank Midwest, N.A.) is a national association, chartered under federal law, and, as such, is subject to supervision and examination by the OCC, NBH Bank’s primary banking regulator. NBH Bank’s deposits are insured by the FDIC through the DIF, in the manner and to the extent provided by law. As an insured bank, NBH Bank is subject to the provisions of the Federal Deposit Insurance Act, as amended (the “FDI Act”) and the FDIC’s implementing regulations thereunder, and may also be subject to supervision and examination by the FDIC under certain circumstances.
Under the FDIC Improvement Act of 1991 (“FDICIA”), NBH Bank must submit financial statements prepared in accordance with GAAP and management reports signed by the Company’s and NBH Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, an assessment of internal controls, and an assessment of NBH Bank’s compliance with various banking laws and FDIC and other banking regulations. In addition, we must submit annual audit reports to federal regulators prepared by independent auditors. As allowed by regulations, we may use our audit report prepared for the Company to satisfy this requirement. We must provide our auditors with examination reports, supervisory agreements and reports of enforcement actions. The auditors must also attest to and report on the statements of management relating to the internal controls. FDICIA also requires that NBH Bank form an independent audit committee consisting of outside directors only, or that the Company’s audit committee be entirely independent.

NBH Bank is subject to specific requirements pursuant to the OCC Operating Agreement it entered into with the OCC in connection with our acquisition of Bank Midwest (the “OCC Operating Agreement”). The OCC Operating Agreement, among other things, requires NBH Bank to maintain total capital at least equal to 12% of risk-weighted assets, tier 1 capital at least equal to 11% of risk-weighted assets and tier 1 capital at least equal to 10% of adjusted total assets. Since the fourth quarter of 2013, the OCC Operating Agreement has permitted us to seek the OCC’s non-objection to reduce capital levels and to pay dividends. The OCC Operating Agreement also requires that NBH Bank provide notice to, and obtain non-objection from, the OCC with respect to any additional failed bank acquisitions from the FDIC or other types of acquisitions. In addition, the OCC Operating Agreement required NBH Bank to submit a comprehensive business plan to the OCC and requires NBH Bank not to significantly deviate from its business plan without the OCC’s non-objection.
NBH Bank (and, with respect to certain provisions, the Company) is also subject to a FDIC Order, dated November 4, 2010 (the “FDIC Order”), issued in connection with the FDIC’s approval of our application for deposit insurance following the Bank Midwest acquisition. The FDIC Order currently requires, among other things, that NBH Bank have an audit committee of the Board of Directors comprised of at least three directors, none of whom are officers of the Bank and all of whom are independent, and make disclosures to proposed directors and shareholders of NBH Bank concerning the interests of any insider in any transaction by the Bank.
A failure by us or NBH Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order, or the objection by the OCC or the FDIC to any materials or information submitted pursuant to the OCC Operating Agreement or the FDIC Order, could prevent us from executing our business strategy and materially and adversely affect us. As of December 31, 2014, NBH Bank was in compliance with all of the material terms of the OCC Operating Agreement and FDIC Order.
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
The revised capital rules require banks and bank holding companies to maintain a minimum common equity tier 1 capital ratio of 4.5%, a total tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. Bank holding companies will ultimately be required to hold a capital conservation buffer of common equity tier 1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments. Most of these new capital ratios became effective as of January 1, 2015.
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
Dividend Restrictions
The Company is a legal entity separate and distinct from its subsidiaries. Because the Company’s consolidated net income consists largely of the net income of NBH Bank, the Company’s ability to pay dividends depends upon its receipt of dividends from its subsidiary. The ability of a bank to pay dividends and make other distributions is limited by federal and state law. The specific limits depend on a number of factors, including the bank’s type of charter, recent earnings, recent dividends, level of capital and regulatory status. The regulators are authorized, and under certain circumstances are required, to determine that the payment of dividends or other distributions by a bank would be an unsafe or unsound practice and to prohibit that payment. For example, the FDI Act generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.
Dividends that may be paid by a national bank without the express approval of the OCC are limited in the aggregate for any calendar year to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. State-chartered subsidiary banks are also subject to state regulations that limit dividends. Non-bank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.
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
Limits on Transactions with Affiliates
Federal law restricts the amount and the terms of both credit and non-credit transactions (generally referred to as “Covered Transactions”) between a bank and its non-bank affiliates. Covered Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank, and Covered Transactions with all affiliates may not exceed, in the aggregate, 20% of the bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines (which were revised in 2013), plus the balance of the allowance for credit losses excluded from tier 2 capital. The bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with Covered Transactions that are extensions of credit, the bank may be required to hold collateral to provide added security to the bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are Covered Transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding Covered Transactions must be satisfied. As of December 31, 2014, the Company did not have any outstanding Covered Transactions.
Regulatory Notice and Approval Requirements for Acquisitions of Control
We must generally receive federal bank regulatory approval before we can acquire an institution or business. Specifically, as a bank holding company, we must obtain prior approval of the Federal Reserve in connection with any acquisition that would result in the Company owning or controlling 5% or more of any class of voting securities of a bank or another bank holding company. In acting on such applications, the Federal Reserve considers, among other factors: the effect of the acquisition on competition; the financial condition and future prospects of the applicant and the banks involved; the managerial resources of the applicant and the banks involved; the convenience and needs of the community, including the record of performance under the CRA; the effectiveness of the applicant in combating money laundering activities; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. Our ability to make investments in depository institutions will depend on our ability to obtain approval for such investments from the Federal Reserve. The Federal Reserve could deny our application based on the above criteria or other considerations. For example, we could be required to sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.
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
Consumer Laws and Regulations
Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Funds Transfer Act, Flood Disaster Protection Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Act, GLB Act, Home Mortgage Disclosure Act, Right to Financial Privacy Act and Real Estate Settlement Procedures Act.
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

The Dodd-Frank Act created a new independent Consumer Finance Protection Bureau (the “Consumer Bureau”) that has broad authority to regulate and supervise retail financial services activities of banks and various non-bank providers. The Consumer Bureau has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, however, banks with assets of $10 billion or less, such as NBH Bank, will continue to be examined for consumer compliance by their primary bank regulator.
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
The Dodd-Frank Act requires the DIF to reach the reserve ratio of 1.35% of insured deposits by September 30, 2020. On December 20, 2010, the FDIC raised the minimum designated reserve ratio of DIF to 2%. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act. Under the Dodd-Frank Act, the FDIC is required to offset the effect of the higher reserve ratio on small insured depository institutions, those with consolidated assets of less than $10 billion.
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

Interstate Banking for State and National Banks
Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (the “Riegle- Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state). Bank holding companies must be well capitalized and well managed, not merely adequately capitalized and adequately managed, in order to acquire a bank located outside of the bank holding company’s home state.
The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate banking centers. A national or state bank, with the approval of its regulator, may open a de novo banking center in any state if the law of the state in which the banking center is proposed would permit the establishment of the banking center if the bank were a bank chartered in that state. National banks may provide trust services in any state to the same extent as a trust company chartered by that state.
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
The Dodd-Frank Act, which was signed into law in 2010, continues to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. In addition to certain implications of the Dodd-Frank Act discussed above, the following items are also key provisions of the Dodd-Frank Act:

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

•
Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act: (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation (unless exempted by the Jumpstart Our Business Startups Act (the “JOBS Act”)); (2) enhances independence requirements for compensation committee members and advisors; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the U.S. Securities and Exchange Commission (the “SEC”) with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

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

More Information
Our website is www.nationalbankholdings.com.  We make available free of charge, through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Item 1A.    RISK FACTORS.
Risks Relating to Our Banking Operations
We are a relatively young Company with a limited and complex operating history from which investors can evaluate our past financial and operating performance and future prospects.
We were organized in June 2009 and acquired selected assets and assumed selected liabilities of Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado in October 2010, December 2010, July 2011 and October 2011, respectively. In January 2015, we announced our agreement to acquire Pine River Bank Corporation, which acquisition we currently expect to complete in the third quarter of 2015. Because our banking operations began in late 2010, we have a limited operating history upon which investors can evaluate our operational performance or compare our recent performance to historical performance. The business models and experiences of the depository institutions we have acquired to date and may acquire in the future may not be reflective of our plans. Moreover, because a portion of our loans and OREO are covered by loss sharing agreements with the FDIC and all of the loans and OREO we acquired were marked to fair value at the time of our acquisitions, we believe that the historical financial results of the acquisitions are less useful to an evaluation of our future prospects and financial and operating performance.
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

•
a portion of our loans and OREO have been, and continue to be, covered by loss sharing agreements with the FDIC, which reimburse a variable percentage of losses experienced on these assets; thus, we may face higher losses once the FDIC loss sharing arrangements expire and losses may exceed the discounts we received;

•
the income we report from certain acquired assets due to loan discounts and accretable yield may be higher than the returns available in the current market and, if we are unable to make new performing loans and acquire other performing assets in sufficient volume, we may be unable to generate the earnings necessary to implement our growth strategy;

•	our excess cash reserves and liquid investment securities portfolio, may not be representative of our future cash position;

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

Changes in general business and economic conditions could materially and adversely affect us.
Our business and operations are sensitive to general business and economic conditions in the United States and in our two core markets in Colorado and the greater Kansas City region. If the economies in our core markets, or the U.S. economy more generally, are unable to continue to steadily emerge from the recession that began in 2007 or we experience worsening economic conditions, including industry-specific conditions, we could be materially and adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines and lower home sales and commercial activity, and further or prolonged pressure on energy prices. All of these factors would be detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us.
Changes in the assumptions underlying our loss share accounting, acquisition method of accounting, or other significant accounting estimates could affect our financial information and have a material adverse effect on us.
A material portion of our financial results is based on, and subject to, significant assumptions and judgments made by us and our regulators. As a result of our acquisitions, our financial information is heavily influenced by the application of the acquisition method of accounting and loss share accounting. Both methodologies require us to make complex assumptions, and these assumptions materially affect our financial results. As such, any financial information generated through the use of loss share accounting or the acquisition method of accounting is subject to modification or change. If our assumptions are incorrect and we change or modify our assumptions, it could have a material adverse effect on us or our previously reported results. Additionally, a change in our accounting estimates, such as our ability to realize deferred tax assets, the need for a valuation allowance or the recoverability of the goodwill recorded at the time of our acquisitions, could have a material adverse effect on our financial results.
Our business is highly susceptible to credit risk and fluctuations in the value of real estate and other collateral securing such credit.
As a lender, we are exposed to the risk that our clients will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the ability of borrowers to repay their loans and, if applicable, the period of time over which the loan is repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments in recent years. A correction in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans, mortgage loan originations and gains on sale of mortgage loans. Declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could materially and adversely affect us.
We depend on our executive officers and key personnel to implement our strategy and could be harmed by the loss of their services.
The execution of our strategy depends in large part on the skills of our executive management team and our ability to motivate and retain these and other key personnel. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. Our success also depends on the experience of our banking center managers and relationship managers and on their relationships with the clients and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key senior personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on us.
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
A portion of our revenue is derived from assets acquired in Hillcrest Bank and Community Banks of Colorado transactions. Certain of the loans, commitments and foreclosed assets acquired in those transactions are covered by the loss sharing agreements, which provide that a significant portion of the losses related to those covered assets will be borne by the FDIC. We may, however, experience difficulties in complying with the requirements of the loss sharing agreements, including the extensive record-keeping and documentation relating to the status and reimbursement of covered assets. The required terms of the agreements are extensive and failure to comply with any of the terms could result in a specific asset or group of assets losing their loss sharing coverage. Additionally, complying with the extensive requirements to avail ourselves of the loss sharing coverage could take management time and attention away from other aspects of running our business.
Our loss sharing agreements also impose limitations on the manner in which we manage loans covered by loss sharing. For example, under the loss sharing agreements, we may not, without FDIC consent, sell a covered loan even if in the ordinary course of our business we determine that taking such action would be advantageous for us. These restrictions could impair our ability to manage problem loans, extend the amount of time that such loans remain on our balance sheet and increase the amount of our losses.
We hold and acquire an amount of OREO from time to time, which may lead to increased operating expenses and vulnerability to declines in real property values.
When necessary, we foreclose on and take title to the real estate (some of which is covered by our FDIC loss-sharing arrangements) serving as collateral for our loans as part of our business. Real estate that we own but do not use in the ordinary course of our operations is referred to as “other real estate owned,” or “OREO” property. Higher OREO balances as a result of our acquisitions have led to greater expenses as we incur costs to manage and dispose of the properties. Despite some of the OREO being covered by loss sharing agreements with the FDIC, we expect that our earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with OREO assets. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The expenses associated with OREO and any further OREO write-downs could have a material adverse effect on us.
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
We are dependent on our information technology and telecommunications systems and third-party providers, and systems failures or interruptions could have a material adverse effect on us.
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
Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as client-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.
We also face risks related to cyber-attacks and other security breaches in connection with credit card transactions that typically involve the transmission of sensitive information regarding our clients through various third parties, including merchant acquiring banks, payment processors, payment card networks (e.g., Visa, MasterCard) and our processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments on these third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
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
There are significant risks associated with our strategy to identify and successfully consummate acquisitions. There are a limited number of acquisition opportunities, and we expect to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions and financial services franchises. Many of these entities are well established and have extensive experience in identifying and consummating acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater financial, technical, human and other resources and access to capital than we do, which could limit the acquisition opportunities we pursue. Our competitors may be able to achieve greater cost savings, through consolidating operations or otherwise, than we could. These competitive limitations give others an advantage in pursuing certain acquisitions. In addition, increased competition may drive up the prices for the acquisitions we pursue and make the other acquisition terms more onerous, which would make the identification and successful consummation of those acquisitions less attractive to us. Competitors may be willing to pay more for acquisitions than we believe are justified, which could result in us having to pay more for them than we prefer or to forego the opportunity. As a result of the foregoing, we may be unable to successfully identify and consummate acquisitions on attractive terms, or at all, that are necessary to grow our business.
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

Risks Relating to the Regulation of Our Industry
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 continues to materially affect our business.
In 2010, the President signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;

•
creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products);

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
Some provisions of the Dodd-Frank Act became effective immediately upon its enactment, while many others have come into effect over the last few years. Many provisions, however, still require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us. Any changes in the laws or regulations or their interpretations could be materially adverse to investors in our common stock
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could materially and adversely affect us.
We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect clients, depositors and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage (including foreclosure and collection practices), limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us.
We are subject to substantial regulatory limitations that limit the way in which we may operate our business.
Our bank subsidiary, NBH Bank, is subject to specific requirements pursuant to the OCC Operating Agreement entered into in connection with our acquisition of certain assets of Bank Midwest, N.A. The OCC Operating Agreement requires, among other things, that the Bank provide notice to, and obtain non-objection from, the OCC with respect to any potential acquisition transactions (a) from the FDIC as a receiver of failed institution, (b) as part of a transaction in which the FDIC provides assistance, (c) as part of a transaction pursuant to the Bank Merger Act (which we refer to as the “BMA”), involving the probable failure of one or more depository institutions, (d) as part of a transaction pursuant to the 10-day/5-day emergency provisions of the BMA, or (e) in any other manner. Additionally, the OCC Operating Agreement imposes certain restrictions on payment of dividends by the Bank to the Company, including by requiring prior non-objection from the OCC before any distribution is made. Also, the OCC Operating Agreement requires that the Bank maintain total capital at least equal to 12% of risk-weighted assets, tier 1 capital at least equal to 11% of risk-weighted assets and tier 1 capital at least equal to 10% of adjusted total assets.
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
Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or our management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, we could be materially and adversely affected.
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
Item 1B.    UNRESOLVED STAFF COMMENTS.
None
Item 2.    PROPERTIES.
Our principal executive offices are located in the Denver Tech Center area immediately south of Denver, Colorado. We also have approximately 70,000 square feet of office and operations space in Kansas City, Missouri. At December 31, 2014, we operated 50 banking centers in Colorado, 45 in Kansas and Missouri, and two in Texas. Of these banking centers, 21 locations were leased and 76 were owned. Prior to their closure at the conclusion of business on December 31, 2013, we also operated four banking centers in California and 32 limited-service retirement center locations, 20 locations in Kansas and Missouri and six locations each in Texas and Colorado. See note 25 to our consolidated financial statements for further information regarding banking center closures.
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

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock Data
Shares of the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NBHC” on September 20, 2012. Prior to September 20, 2012, there was no established public trading market for the Company’s stock. The following table presents the high and low prices of actual transactions in the Company’s common stock and cash dividends paid for the periods indicated:

Year	Quarter	High	Low	Cash Dividends
2014	First	$21.48	$18.77	$0.05
	Second	$20.61	$18.50	$0.05
	Third	$20.89	$18.94	$0.05
	Fourth	$19.95	$18.11	$0.05
2013	First	$19.75	$17.85	$0.05
	Second	$19.82	$17.69	$0.05
	Third	$21.39	$18.55	$0.05
	Fourth	$21.88	$19.86	$0.05
2012	First	$—	$—	$—
	Second	$—	$—	$—
	Third	$20.25	$19.23	$—
	Fourth	$19.92	$17.90	$0.05

The last sale price of our common stock on the NYSE was $18.54 per share on February 26, 2015. The Company had 112 shareholders of record as of February 26, 2015. Management estimates that the number of beneficial owners is significantly greater.
In October 2012, we commenced the payment of a $0.05 per share quarterly dividend to holders of our common stock.
As a bank holding company, any dividends paid to us by our bank subsidiary are subject to various federal and state regulatory limitations and also subject to the ability of our bank subsidiary to pay dividends to us. The OCC Operating Agreement imposes certain restrictions on payment of dividends by the Bank to the Company, including requiring prior non-objection from the OCC before any distribution is made. During the fourth quarter of 2013, the OCC permitted the Bank to pay a dividend of $313.0 million to the Company. Other than dividends from the Bank paid as noted above, the cash held by the Company and any future financing at the holding company level, we do not have, and do not expect to have in the near future, liquidity sources at the holding company level to pay dividends to our common shareholders. In addition, in the future, we and our bank subsidiary may enter into credit agreements or other financing arrangements that prohibit or otherwise restrict our ability to declare or pay cash dividends. Any determination to pay cash dividends in the future will be at the unilateral discretion of our board of directors and will depend on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our board of directors. See “Risk Factors—Our ability to pay dividends is subject to regulatory limitations and our bank subsidiary’s ability to pay dividends to us is also subject to regulatory limitations.”
Performance Graph
The following graph presents a comparison of the Company’s performance to the indices named below. It assumes $100 invested on September 19, 2012, with dividends invested on a total return basis.

Total Return Performance
Index Value
150
145
140
135
130
125
120
115
110
105
100
95
90
85
09/19/12
12/31/12
06/28/13
12/31/13
06/30/14
12/31/14
NBH
KBW Regional Banking Index
Russell 2000 Index

	Period Ending
Index	9/19/2012	12/31/2012	6/28/2013	12/31/2013	6/30/2014	12/31/2014
NBH	100.00	98.92	103.17	112.63	105.47	103.18
KBW Regional Banking Index	100.00	95.19	113.65	139.76	138.29	143.16
Russell 2000 Index	100.00	99.74	115.56	138.46	142.88	145.24
The following table sets forth information about our repurchases of our common stock during the fourth quarter of 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-October 31, 2014 (1)	3,284	$18.46	—	$50,017,342
November 1-November 30, 2014 (2)	991,100	$19.43	991,100	$30,741,121
November 1-November 30, 2014 (1)	7,104	$19.18	—	$30,741,121
December 1-December 31, 2014	—	$—	—	$30,741,121
Total	1,001,488	$19.15	991,100	$30,741,121
(1) These represent shares surrendered to the Company as part of a net vesting of restricted stock awards.
(2) These share repurchases were part of publicly announced, Board approved, stock repurchase authorizations.

Item 6.    SELECTED FINANCIAL DATA.
The following table sets forth summary selected historical financial information as of and for the five years ended December 31, 2014. The summary selected historical consolidated financial information set forth below is derived from our audited consolidated financial statements.
Although we were incorporated on June 16, 2009, we did not have any substantive operations prior to the Hillcrest Bank acquisition on October 22, 2010. We consummated the Bank Midwest acquisition on December 10, 2010, the Bank of Choice acquisition on July 22, 2011 and the Community Banks of Colorado acquisition on October 21, 2011, all of which were significant acquisitions. All acquisitions were accounted for using the acquisition method. Due to the timing of the acquisitions and the acquisition method of accounting, comparability may be limited. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The summary selected historical consolidated financial data set forth below should be read together with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Such information is not necessarily indicative of anticipated future results.
Summary of Selected Historical Consolidated Financial Data

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Consolidated Balance Sheet Information (unaudited, $ in thousands):
Cash and cash equivalents	$256,979	$189,460	$769,180	$1,628,137	$1,907,730
Investment securities available-for-sale (at fair value)	1,479,214	1,785,528	1,718,028	1,862,699	1,254,595
Investment securities held-to-maturity	530,590	641,907	577,486	6,801	—
Non-marketable securities	27,045	31,663	32,996	29,117	17,800
Loans (including covered loans) (1)	2,162,409	1,854,094	1,832,702	2,268,435	1,563,561
Allowance for loan losses	(17,613)	(12,521)	(15,380)	(11,527)	(48)
Loans, net	2,144,796	1,841,573	1,817,322	2,256,908	1,563,513
Loans held for sale	5,146	5,787	5,368	5,616	5,309
FDIC indemnification asset, net	39,082	64,447	86,923	223,402	161,395
Other real estate owned	29,120	70,125	94,808	120,636	54,078
Premises and equipment, net	106,341	115,219	121,436	87,315	37,320
Goodwill and other intangible assets, net	76,513	81,859	87,205	92,553	79,715
Other assets	124,820	86,547	100,023	38,842	24,066
Total assets	$4,819,646	$4,914,115	$5,410,775	$6,352,026	$5,105,521
Deposits	3,766,188	3,838,309	4,200,719	5,063,053	3,473,339
Other liabilities	258,883	178,014	119,497	200,244	638,423
Total liabilities	4,025,071	4,016,323	4,320,216	5,263,297	4,111,762
Total shareholders’ equity	794,575	897,792	1,090,559	1,088,729	993,759
Total liabilities and shareholders’ equity	$4,819,646	$4,914,115	$5,410,775	$6,352,026	$5,105,521

	As of and for the years ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Interest income	$184,662	$195,475	$233,485	$197,159	$21,422
Interest expense	14,413	16,514	29,234	41,696	5,512
Net interest income	170,249	178,961	204,251	155,463	15,910
Provision for loan losses	6,209	4,296	27,995	20,002	88
Net interest income after provision for loan losses	164,040	174,665	176,256	135,461	15,822
Bargain purchase gain	—	—	—	60,520	37,778
Non-interest income	(1,696)	20,177	37,379	28,966	4,385
Non-interest expense	150,003	183,965	209,598	155,538	48,981
Income before income taxes	12,341	10,877	4,037	69,409	9,004
Provision for income before taxes	3,165	3,950	4,580	27,446	2,953
Net income (loss)	$9,176	$6,927	$(543)	$41,963	$6,051
Share Information (2):
Earnings (loss) per share, basic	$0.22	$0.14	$(0.01)	$0.81	$0.11
Earnings (loss) per share, diluted	$0.22	$0.14	$(0.01)	$0.81	$0.11
Book value per share	$20.43	$19.99	$20.84	$20.87	$19.13
Tangible book value per share (3)	$18.63	$18.27	$19.23	$19.13	$17.60
Tangible common equity to tangible assets (3)	15.25%	16.97%	18.89%	15.94%	18.19%
Weighted average common shares outstanding, basic	42,404,609	50,790,410	52,214,175	51,978,744	53,000,454
Weighted average common shares outstanding, diluted	42,421,014	50,824,422	52,214,175	52,104,021	53,000,454
Common shares outstanding	38,884,953	44,918,336	52,327,672	52,157,697	51,936,280

(1)	Total loans are net of unearned discounts and deferred fees and costs.
(2)	Per share information is calculated based on the aggregate number of our shares of Class A common stock and Class B non-voting common stock outstanding.
(3)
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

	As of and for the years ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Key Ratios
Return on average assets	0.19%	0.13%	(0.01)%	0.81%	0.44%
Return on average tangible assets (1)	0.26%	0.20%	0.05%	0.88%	0.44%
Return on average equity	1.07%	0.67%	(0.05)%	4.01%	0.62%
Return on average tangible common equity (1)	1.58%	1.06%	0.27%	4.62%	0.62%
Return on risk weighted assets	0.37%	0.33%	(0.03)%	2.21%	0.46%
Interest-earning assets to interest-bearing liabilities (end of period) (2)	137.36%	137.05%	134.44%	127.91%	129.91%
Loans to deposits ratio (end of period)	57.55%	48.46%	43.76%	44.91%	45.17%
Average equity to average assets	17.68%	20.07%	18.91%	20.26%	71.45%
Non-interest bearing deposits to total deposits (end of period)	19.45%	17.59%	16.14%	13.41%	9.39%
Net interest margin (3)	3.83%	3.81%	3.98%	3.40%	1.21%
Net interest margin(fully taxable equivalent)(1)(3)	3.85%	3.81%	3.98%	3.40%	1.21%
Interest rate spread (4)	3.72%	3.68%	3.81%	3.17%	(0.02)%
Yield on earning assets	4.15%	4.16%	4.55%	4.31%	1.63%
Yield on earning assets (fully taxable equivalent) (1)(2)	4.17%	4.16%	4.55%	4.31%	1.63%
Cost of interest bearing liabilities (2)	0.45%	0.48%	0.74%	1.15%	1.65%
Cost of deposits	0.37%	0.41%	0.64%	1.05%	1.51%
Non-interest expense to average assets	3.08%	3.55%	3.62%	3.01%	3.56%
Efficiency ratio (1)(5)	85.82%	89.70%	84.53%	61.72%	84.34%
Efficiency ratio (fully taxable equivalent)(1)	85.35%	89.70%	84.53%	61.72%	84.34%
Dividend payout ratio	90.91%	142.86%	NM	0.00%	0.00%
Asset Quality Data (6) (7) (8)
Non-performing loans to total loans	0.50%	1.31%	1.26%	1.66%	0.00%
Covered non-performing loans to total non-performing loans	12.18%	68.89%	26.15%	34.74%	0.00%
Non-performing assets to total assets	0.85%	1.94%	2.20%	2.52%	1.06%
Covered non-performing assets to total non-performing assets	48.56%	58.50%	43.68%	56.83%	100.00%
Allowance for loan losses to total loans	0.81%	0.68%	0.84%	0.51%	0.00%
Allowance for loan losses to total non-covered loans	0.89%	0.81%	1.26%	0.88%	0.01%
Allowance for loan losses to non-performing loans	162.89%	51.43%	66.53%	30.52%	0.00%
Net charge-offs to average loans	0.05%	0.41%	1.20%	0.51%	0.00%

(1)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation on page 37.
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
(6)
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

	As of and for the years ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Total shareholders’ equity	$794,575	$897,792	$1,090,559	$1,088,729	$993,759
Less: goodwill and intangible assets, net	(76,513)	(81,859)	(87,205)	(92,553)	(79,715)
Add: deferred tax liability related to goodwill	6,222	4,671	3,121	1,571	113
Tangible common equity (non-GAAP)	$724,284	$820,604	$1,006,475	$997,747	$914,157

Total assets	$4,819,646	$4,914,115	$5,410,775	$6,352,026	$5,105,521
Less: goodwill and intangible assets, net	(76,513)	(81,859)	(87,205)	(92,553)	(79,715)
Add: deferred tax liability related to goodwill	6,222	4,671	3,121	1,571	113
Tangible assets (non-GAAP)	$4,749,355	$4,836,927	$5,326,691	$6,261,044	$5,025,919

Tangible common equity to tangible assets calculations:
Total shareholders’ equity to total assets	16.49%	18.27%	20.16%	17.14%	19.46%
Less: impact of goodwill and intangible assets, net	(1.24)%	(1.30)%	(1.27)%	(1.20)%	(1.27)%
Tangible common equity to tangible assets (non-GAAP)	15.25%	16.97%	18.89%	15.94%	18.19%

Common book value per share calculations:
Total shareholders' equity	$794,575	$897,792	$1,090,559	$1,088,729	$993,759
Divided by: ending shares outstanding	38,884,953	44,918,336	52,327,672	52,157,697	51,936,280
Common book value per share	$20.43	$19.99	$20.84	$20.87	$19.13

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$724,284	$820,604	$1,006,475	$997,747	$914,157
Divided by: ending shares outstanding	38,884,953	44,918,336	52,327,672	52,157,697	51,936,280
Tangible common book value per share (non-GAAP)	$18.63	$18.27	$19.23	$19.13	$17.60

Tangible common book value per share, excluding accumulated other comprehensive income (loss) calculations:
Tangible common equity (non-GAAP)	$724,284	$820,604	$1,006,475	$997,747	$914,157
Less: accumulated other comprehensive (income) loss, net of tax	(5,839)	6,756	(40,573)	(47,022)	(6,085)
Tangible common book value, excluding accumulated other comprehensive income (loss), net of tax (non-GAAP)	718,445	827,360	965,902	950,725	908,072
Divided by: ending shares outstanding	38,884,953	44,918,336	52,327,672	52,157,697	51,936,280
Tangible common book value per share, excluding accumulated other comprehensive income (loss), net of tax (non-GAAP)	$18.48	$18.42	$18.46	$18.23	$17.48

Return on Average Tangible Assets and Return on Average Tangible Equity
	As of and for the years ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Net income	$9,176	$6,927	$(543)	$41,963	$6,051
Add: impact of core deposit intangible amortization expense, after tax	3,260	3,235	3,233	2,635	—
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$12,436	$10,162	$2,690	$44,598	$6,051

Average assets	$4,867,929	$5,175,210	$5,786,762	$5,166,172	$1,376,163
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(73,074)	(79,964)	(86,841)	(80,248)	(6,637)
Average tangible assets (non-GAAP)	$4,794,855	$5,095,246	$5,699,921	$5,085,924	$1,369,526

Average shareholder's equity	$860,691	$1,038,753	$1,093,998	$1,045,459	$983,270
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(73,074)	(79,964)	(86,841)	(80,248)	(6,637)
Average tangible common equity (non-GAAP)	$787,617	$958,789	$1,007,157	$965,211	$976,633

Return on average assets	0.19%	0.13%	(0.01)%	0.81%	0.44%
Return on average tangible assets (non-GAAP)	0.26%	0.20%	0.05%	0.88%	0.44%
Return on average equity	1.07%	0.67%	(0.05)%	4.01%	0.62%
Return on average tangible common equity (non-GAAP)	1.58%	1.06%	0.27%	4.62%	0.62%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin
	As of and for the years ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Interest income	$184,662	$195,475	$233,485	$197,159	$21,422
Add: impact of taxable equivalent adjustment	930	—	—	—	—
Interest income, fully taxable equivalent (non-GAAP)	$185,592	$195,475	$233,485	$197,159	$21,422

Net interest income	$170,249	$178,961	$204,251	$155,463	$15,910
Add: impact of taxable equivalent adjustment	930	—	—	—	—
Net interest income, fully taxable equivalent (non-GAAP)	$171,179	$178,961	$204,251	$155,463	$15,910

Average earning assets	4,446,903	4,698,552	5,130,836	4,571,331	1,310,348
Yield on earning assets	4.15%	4.16%	4.55%	4.31%	1.63%
Yield on earning assets, fully taxable equivalent (non-GAAP)	4.17%	4.16%	4.55%	4.31%	1.63%
Net interest margin	3.83%	3.81%	3.98%	3.40%	1.21%
Net interest margin, fully taxable equivalent (non-GAAP)	3.85%	3.81%	3.98%	3.40%	1.21%

Adjusted Efficiency Ratio
	As of and for the years ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Net interest income	$170,249	$178,961	$204,251	$155,463	$15,910
Add: impact of taxable equivalent adjustment	930	—	—	—	—
Net interest income, fully taxable equivalent (non-GAAP)	$171,179	$178,961	$204,251	$155,463	$15,910

Non-interest income (expense)	$(1,696)	$20,177	$37,379	$89,486	$42,163

Non-interest expense	$150,003	$183,965	$209,598	$155,538	$48,981
Less: core deposit intangible asset amortization	(5,344)	(5,346)	(5,344)	(4,359)	—
Non-interest expense, adjusted for core deposit intangible asset amortization	$144,659	$178,619	$204,254	$151,179	$48,981

Efficiency ratio	85.82%	89.70%	84.53%	61.72%	84.34%
Efficiency ratio, fully taxable equivalent (non-GAAP)	85.35%	89.70%	84.53%	61.72%	84.34%

Item 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the years ended December 31, 2014, 2013, and 2012, and with the other financial and statistical data presented in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and "Risk Factors” and should be read herewith.
Readers are cautioned that meaningful comparability of current period financial information to prior periods may be limited. Following our Hillcrest Bank acquisition on October 22, 2010, we completed three additional acquisitions: Bank Midwest on December 10, 2010, Bank of Choice on July 22, 2011 and Community Banks of Colorado on October 21, 2011. As a result, our operating results are limited to the periods since these acquisitions. Additionally, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the assets acquired and liabilities assumed were recorded at fair value at their respective dates of acquisition. The comparability of data is compromised by the FDIC loss sharing agreements in place that cover a portion of losses incurred on certain assets acquired in the Hillcrest Bank and the Community Banks of Colorado acquisitions.
In May 2012, we changed the name of Bank Midwest, N.A. to NBH Bank, N.A. (“NBH Bank” or the “Bank”) and all references to NBH Bank, N.A. should be considered synonymous with references to Bank Midwest, N.A. prior to the name change.

Overview
National Bank Holdings Corporation is a bank holding company formed in 2009. Through our subsidiary, NBH Bank, we provide a variety of banking products to both commercial and consumer clients through a network of 97 banking centers, located in Colorado, the greater Kansas City area and Texas, and through online and mobile banking products. We operate under the following brand names: Community Banks of Colorado in Colorado, Bank Midwest in Kansas and Missouri, and Hillcrest Bank in Texas.
In just over four years, we have completed the acquisition and integration of four problem or failed banks, three of which were FDIC-assisted. We have transformed these four banks into one collective banking operation with steadily increasing organic growth, prudent underwriting, and meaningful market share with continued opportunity for expansion. Our long-term business model utilizes our organic development infrastructure, low-risk balance sheet, continuous operational development and a disciplined acquisition strategy to create value and provide opportunities for growth.
As of December 31, 2014, we had $4.8 billion in assets, $2.2 billion in loans, $3.8 billion in deposits and $0.8 billion in equity. We believe that our established presence positions us well for growth opportunities. Our focus is on building strong banking relationships with small to mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid financial services franchise with a sizable presence for deposit gathering and client relationship building necessary for growth.
Operating Highlights and Key Challenges
Our operations resulted in the following highlights as of and for the year ended December 31, 2014 (except as noted):
Strategy execution

•	Strong organic growth - increased loan originations 21.7% over the prior year.

•	Maintained a conservatively structured loan portfolio - credit quality is strong.

•	Opportunistic capital management - repurchased 6.1 million shares at attractive prices.

•	Announced in January 2015 the Colorado market fill-in acquisition of Pine River Bank Corporation, which is expected to close in the third quarter of 2015.

•	Maintained focus on expenses and enhancing operational efficiencies - 2014 non-interest expenses down 18.5% from prior year.
Loan portfolio

•	Total loans ended 2014 at $2.2 billion, a 16.6% increase since December 31, 2013.

•	Organic loan originations totaled $869.2 million, a 21.7% increase from 2013.

•	Strategic loans at December 31, 2014 increased a strong $456.6 million, or 30.4%, since December 31, 2013.

•	Strategic loans comprised $2.0 billion, or 90.7% of loans outstanding.

•	Successfully exited $148.2 million, or 42.4%, of the non-strategic loan portfolio during 2014.
Credit quality

•	Non 310-30 loans

◦	Net charge-offs in the non 310-30 loan portfolio declined to just 0.06% during 2014.

◦	Credit quality remained strong, as 90 days past dues and non-accruing loans decreased to just 0.59%.

◦	Loss-share coverage on 12.2% of non-performing non 310-30 loans.

•	ASC 310-30 loans

◦	Added a net $43.7 million to accretable yield for the acquired loans accounted for under ASC 310-30.

◦
A $14.8 million covered commercial and industrial loan pool that had previously been on non-accrual status at December 31, 2013 was returned to accrual status during the first quarter of 2014 due to improved performance and predictability of cash flows within that pool.

Client deposit funded balance sheet

•	Average demand deposits continued solid growth, increasing $40.6 million, or 6.1%, as a result of our strategic focus on relationship banking.

•	Average transaction deposits and client repurchase agreements increased $37.1 million, or 1.5%, from December 31, 2013.

•	Transaction account balances improved to 64.0% of total deposits as of December 31, 2014 from 61.0% at December 31, 2013.

•	Total deposits decreased $72.1 million, or 1.9%, as higher-cost time deposits declined $138.6 million, or 9.3%.

•	Continued a strongly client-funded balance sheet, with total deposits and client repurchase agreements comprising 96.9% of total liabilities as of December 31, 2014.
Revenues and expenses

•
Net interest margin widened to 3.85% on a fully taxable equivalent basis during 2014, from 3.81% during 2013, driven by a three basis point decrease in the cost of interest bearing liabilities coupled with a one basis point widening in the yield on interest earning assets.

•	The yield on our loan portfolio was 6.60% during 2014, compared to 7.92% during 2013, as a result of the declining balances of higher-yielding purchased loans.

•
Cost of deposits decreased four basis points to 0.37% during 2014 from 0.41% during 2013, due to a $186.0 million decrease in time deposits as we focused on market-rate time deposits and in developing banking relationships.

•
Non-interest income for 2014 totaled a negative $1.7 million as a result of $27.7 million of FDIC indemnification asset amortization and $8.9 million of FDIC loss-share related expenses, attributable to strong covered asset performance.

•
Operating costs (defined as non-interest expenses before problem loan/OREO workout expenses/(income), the benefit of the change in the warrant liability, contract termination expenses and banking center closure related expenses) declined $12.4 million, or 7.6%, during 2014, compared to 2013. The decrease in operating costs was attributable to operating efficiency improvements and banking center closures.

•
Problem loan/OREO expenses/(income) resulted in income of $(1.9) million for 2014, decreasing $18.5 million from the same period in 2013. The decline is a result of strong OREO property sales and lower problem asset balances.

Strong capital position

•	As of December 31, 2014, our consolidated tier 1 leverage ratio was 15.0% and our consolidated tier 1 risk-based capital ratio was 28.9%.

•
The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC indemnification asset, net, in excess of 4.0%, an approximate yield on new loan originations, and discounted at 5%, adds $0.83 per share to our tangible book value per share as of December 31, 2014.

•	Tangible common book value per share was $18.63 at December 31, 2014, before consideration of the excess accretable yield value of $0.83 per share.

•
During 2014, we repurchased 6.1 million shares, or 13.53% of outstanding shares, at a weighted average price of $19.63 per share. Since early 2013 and through February 26, 2015, we have repurchased 15.3 million shares, or 29.2% of outstanding shares, at an attractive weighted average price of $19.50 per share.

•	On February 11, 2015, we announced that the board of directors approved a new authorization to repurchase from time to time another $50.0 million of the Company’s common stock.
Key Challenges
There are a number of significant challenges confronting us and our industry. In our short history, we have acquired distressed financial institutions, rebuilt them, and implemented operational efficiencies across the enterprise as a whole. We face continual challenges implementing our business strategy, including growing the assets and deposits of our business amidst intense competition, particularly for loans, low interest rates, changes in the regulatory environment and identifying and consummating disciplined merger and acquisition opportunities in a very competitive environment.
General economic conditions improved modestly during 2014, but were somewhat dampened by the uncertainty about the strength of the recovery, both nationally and in our markets. Residential real estate values have largely recovered from their lows and commercial real estate property fundamentals continued to improve in our markets and nationally across all property types and classes. We consider this with guarded optimism. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.
Oil and gas prices declined significantly during 2014, and the full impact to the broad economy, to banks in general, and to us, is yet to be determined. Energy loans comprise 8.1% of our total loans and prolonged or further pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio. Suppressed energy prices are putting more money into consumers pockets in the short term, but the decline could have unpredictable secondary impacts such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify.
Our total loan balances increased $308.3 million during 2014, or 16.6%, on the strength of $869.2 million of loan originations, partially offset by loan paydowns, particularly in our non-strategic portfolio. Our acquired loans generally have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. The tepid economic recovery and intense loan competition have kept interest rates low during 2014, limiting the yields we have been able to obtain on originated loans. During 2014, our weighted average yield on loan originations was 3.78%, which is significantly lower than our 2014 weighted average yield of our loan portfolio of 6.60%. We expect downward pressure on the yields on our total loan portfolio to the extent that our originated loan portfolio does not provide sufficient yields to replace the high yields on the acquired loan portfolio as they pay down or pay off. Growth in our interest income will ultimately be dependent on our ability to generate sufficient volumes of high-quality originated loans.
Increased regulation, impending new liquidity and capital constraints, and a continual need to bolster cybersecurity are adding costs and uncertainty to all U.S. banks and could affect profitability. Also, nontraditional participants in the market may offer increased competition as non-bank payment businesses are expanding into traditional banking products. While certain external factors are out of our control and may provide obstacles to our business strategy, we believe that we are prepared to deal with these challenges. We seek to remain flexible, yet methodical and proactive, in our strategic decision making so that we can quickly respond to market changes and the inherent challenges and opportunities that accompany such changes.
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
Within our statements of financial condition, we specifically evaluate and manage the following:
Loan balances - We monitor our loan portfolio to evaluate loan originations, payoffs, concentrations and profitability. We forecast loan originations and payoffs within the overall loan portfolio, and we work to resolve problem loans and OREO in an expeditious manner. We track the runoff of our covered assets as well as the loan relationships that we have identified as “non-strategic” and put particular emphasis on the buildup of “strategic” relationships.
Asset quality - We monitor the asset quality of our loans and OREO through a variety of metrics, and we work to resolve problem assets in an efficient manner. Specifically, we monitor the resolution of problem loans through payoffs, pay downs, troubled debt restructurings and foreclosure activity. We marked all of our acquired assets to fair value at the date of their respective acquisitions, taking into account our estimation of credit quality.
Many of the loans that we acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions had deteriorated credit quality at the respective dates of acquisition. These loans are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. This guidance is described more fully below under “Application of Critical Accounting Policies” and in note 2 in our consolidated financial statements.
Our evaluation of traditional credit quality metrics and the allowance for loan losses (“ALL”) levels, especially when compared to industry averages or to other financial institutions, takes into account that any credit quality deterioration that existed at the date of acquisition was considered in the original valuation of those assets on our balance sheet. Additionally, certain of these assets are covered by loss sharing agreements. All of these factors limit the comparability of our credit quality and ALL levels to peers or other financial institutions.
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
Within our consolidated results of operations, we specifically evaluate the following:
Net interest income - Net interest income represents the amount by which interest income on interest earning assets exceeds interest expense incurred on interest bearing liabilities. We generate interest income through interest and dividends on loans, investment securities and interest bearing bank deposits. Our acquired loans have generally provided higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield, and as a result, we have historically had downward pressure on our interest income. While there is still some volatility in our interest income due to the nature of our portfolio, solid loan originations are helping to stabilize interest income by offsetting the decrease in interest income from the higher yielding purchased loans with the interest income earned on new loan originations. We incur interest expense on our interest bearing deposits, repurchase agreements and on our FHLB advances, and we would also incur interest expense on any future borrowings, including any debt assumed in acquisitions. We strive to maximize our interest income by acquiring and originating loans and investing excess cash in investment securities. Furthermore, we seek to minimize our interest expense through low-cost funding sources, thereby maximizing our net interest income.

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
Non-interest income - Non-interest income consists of service charges, bank card fees, gains on sales of mortgages, gains on sales of investment securities, gains on previously charged-off acquired loans, OREO related write-ups and other income and other non-interest income. Also included in non-interest income is FDIC indemnification asset amortization and other FDIC loss sharing income (expense), which consists of reimbursement of costs related to the resolution of covered assets, and amortization of our clawback liability. For additional information, see “Application of Critical Accounting Policies-Acquisition Accounting Application and the Valuation of Assets Acquired and Liabilities Assumed” and note 2 in our consolidated financial statements. Due to fluctuations in the amortization rates on the FDIC indemnification asset and the amortization of the clawback liability and due to varying levels of expenses and income related to the resolution of covered assets, the FDIC loss sharing income is not consistent on a period-to-period basis.
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

Application of Critical Accounting Policies
We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the fair value determination of assets acquired and liabilities assumed in business combinations and the application of acquisition accounting, the accounting for acquired loans and the related FDIC indemnification asset and the determination of the ALL. These critical accounting policies and estimates are summarized below, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for the year ended December 31, 2014.
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
OREO is recorded at fair value, less estimated selling costs. The fair value of OREO property is generally estimated using both market and income approach valuation techniques incorporating observable market data to formulate an opinion of the estimated fair value. When current appraisals are not available, judgment is used based on management's experience for similar properties.
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
The fair value of covered loans and covered OREO does not include the estimated fair value of the expected reimbursement of cash flows from the FDIC for the losses on these covered assets, as those cash flows are measured and recorded separately in the FDIC indemnification asset. The indemnification assets were recorded at fair value on the respective dates of acquisition, and considered the estimated fair value of anticipated reimbursements from the FDIC for expected losses on covered assets, subject to the loss thresholds and any contractual limitations in the loss sharing agreements. Fair value was estimated using the net present value of projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows are discounted to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC and the discount is amortized using the effective interest method in connection with the expected speed of reimbursements and is limited to the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified assets. This amortization is included in FDIC indemnification asset amortization in the consolidated statements of operations. The expected indemnification asset cash flows are remeasured in conjunction with the periodic remeasurement of cash flows on covered loans and covered OREO. Improvements in cash flow expectations on covered loans and covered OREO generally result in a related decline in the expected indemnification cash flows from the FDIC and are recognized immediately in earnings to the extent that they relate to a reversal of a previously recorded valuation allowance related to the covered assets. Any remaining decreases in expected cash flows are reflected prospectively as a negative yield adjustment on the indemnification asset consistent with the approach taken to recognize increases in expected cash flows on the covered loans accounted for under ASC 310-30. Conversely, declines in cash flow expectations on covered loans and covered OREO generally result in an increase in the expected indemnification asset cash flows from the FDIC and are reflected as both a decrease in the FDIC indemnification asset amortization and an increase to the balance of the indemnification asset in the current period. As indemnified assets are resolved, the indemnification asset is reduced by the amount claimed by us from the FDIC and a corresponding claim receivable is recorded in other assets in the consolidated statements of financial condition until cash is received from the FDIC.
Allowance for Loan Losses
The determination of the ALL, which represents management’s estimate of probable losses inherent in our loan portfolio at the balance sheet date, including acquired and covered loans to the extent necessary, involves a high degree of judgment and complexity. The determination of the ALL takes into consideration, among other matters, the estimated fair value of the underlying collateral, economic conditions, particularly as such conditions relate to the market areas in which we operate, historical net loan losses and other factors that warrant recognition. Any change in these factors, or the rise of any other factors that we, or our regulators, may deem necessary to consider when estimating the ALL, may materially affect the ALL and provisions for loan losses. For further discussion of the ALL, see “—Financial Condition—Asset Quality” and “—Financial Condition—Allowance for Loan Losses” and notes 2 and 7 to our consolidated financial statements.
Financial Condition
Total assets were $4.8 billion at December 31, 2014 compared to $4.9 billion at December 31, 2013, a decrease of $0.1 billion, or 1.9%. The decrease in total assets was primarily attributable to the successful repurchase of 6.1 million of our outstanding shares for $119.4 million. We continued our strategy of remixing our earning assets during 2014, using the run-off from the investment securities portfolio and non-strategic loans to fund loan growth. Total loans were $2.2 billion at December 31, 2014, and grew $308.3 million, or 16.6%, from December 31, 2013. We originated $869.2 million of loans during 2014, which grew the balances in our strategic portfolio $456.6 million from December 31, 2013 to December 31, 2014, or 30.4%. We reduced our non-strategic loan portfolio to $201.7 million at December 31, 2014, a decrease of $148.2 million from December 31, 2013, or 42.4%, which was a reflection of our successful workout progress on acquired problem loans (many of which were covered). Our FDIC indemnification asset decreased $25.4 million during 2014, primarily as a result of amortization that resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. Strong OREO sales late in the fourth quarter of 2014, coupled with a relatively flat loan growth during that quarter, resulted in a $67.5 million increase in cash and cash equivalents at December 31, 2014 compared to December 31, 2013. Other assets increased $38.3 million due to the purchase of $44.2 million of bank-owned life insurance during 2014. Total deposits of $3.8 billion at December 31, 2014 decreased $72.1 million from December 31, 2013. Lower-cost demand, savings, and money market ("transaction") deposits increased $66.5 million and was more than offset by a $138.6 million decrease in time deposits as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a banking relationship, coupled with the California banking center and limited-service retirement center exits on December 31, 2013.
Total assets at December 31, 2013 were $4.9 billion compared to $5.4 billion at December 31, 2012, a decrease of $0.5 billion. The decrease in total assets was driven by a $0.6 billion decrease in cash and cash equivalents, as we utilized cash to repurchase $146.7 million of our common stock.  Also contributing to the decrease in cash was the run-off of $0.3 billion of time deposits, as many of these clients were single-service, highly rate-sensitive clients of the problem banks we acquired. We also utilized available cash and purchased $945.8 million of investment securities during 2013. Total non-strategic loan balances decreased $360.6 million, which was a reflection of our workout progress on acquired troubled loans (many of which were covered). We also originated $714.0 million loans during 2013, which offset normal client payments and grew the loan balances in our strategic portfolio at an annualized rate of 34.0%. As a result, total loan balances increased $21.4 million, after having reached an important loan balance inflection point during the third quarter of 2013, whereby total loan balances began growing for the first time in our Company's short history, as organic loan originations began outpacing the resolution of acquired troubled loans. Our FDIC indemnification asset decreased $22.5 million during 2013 as a result of $17.6 million of payments from and claims submitted to the FDIC for reimbursement on continued workout progress on our covered loans and OREO. The actual and expected cash flows increased on covered assets, and resulted in a net reclassification of $73.7 million of non-accretable difference to accretable yield during the period, which is being accreted to income over the remaining life of the loan pools. Total deposits decreased $362.4 million, driven by a $257.0 million decline in time deposits, as we sought to retain only those depositors who were interested in market-rate deposits and developing a banking relationship and as we continued our focus on migrating toward a client-based deposit mix with higher concentrations of lower cost demand, savings and money market (“transaction”) deposits. Also contributing to the decline in total deposits was our exit of four California banking centers and 32 limited-service retirement centers during the fourth quarter of 2013. Shareholders' equity declined $192.8 million during 2013 and was primarily impacted by the repurchase of 7.4 million of our shares outstanding, or 14.2%, at a weighted average price of $19.77. Also contributing to the decrease in total equity was a $47.3 million decline in accumulated other comprehensive income (loss), net of tax, as a result of market value fluctuations.

Investment Securities
Available-for-sale
Total investment securities available-for-sale were $1.5 billion at December 31, 2014, compared to $1.8 billion at December 31, 2013, a decrease of $306.3 million, or 17.2%. During 2014, maturities and pay downs of available-for-sale securities totaled $327.4 million. There were no purchases of available-for-sale securities during 2014.
Total investment securities available-for-sale were $1.8 billion at December 31, 2013, compared to $1.7 billion at December 31, 2012, an increase of $0.1 billion, or 3.9%. During 2013, we purchased $694.0 million of available-for-sale mortgage backed securities, which was largely funded by $550.0 million of maturities and paydowns during 2013.
Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated (in thousands):

	December 31, 2014				December 31, 2013
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Asset-backed securities	$—	$—	0.00%	0.00%	$4,534	$4,537	0.26%	0.61%
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	395,244	404,215	27.33%	2.11%	490,321	494,990	27.72%	2.22%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,088,834	1,074,580	72.64%	1.75%	1,320,998	1,285,582	72.00%	1.83%
Other securities	419	419	0.03%	0.00%	419	419	0.02%	0.00%
Total investment securities available-for-sale	$1,484,497	$1,479,214	100.00%	1.85%	$1,816,272	$1,785,528	100.00%	1.94%

As of December 31, 2014, 100.0% of the available-for-sale investment portfolio was backed by mortgages as compared to 99.7% at December 31, 2013. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.
At December 31, 2014 and December 31, 2013, adjustable rate securities comprised 7.4% and 7.8%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.2% per annum, at December 31, 2014 and December 31, 2013.
The available-for-sale investment portfolio included $21.8 million and $49.2 million of gross unrealized losses at December 31, 2014 and December 31, 2013, respectively, which were partially offset by $16.5 million and $18.4 million of gross unrealized gains, respectively. In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.
The estimated weighted average life of the available-for-sale MBS portfolio as of December 31, 2014 and December 31, 2013 was 3.5 years and 3.9 years, respectively, the decrease of which is due to an adjustment in expected prepayment speeds and aging of the portfolio. This estimate is based on various assumptions, including repayment characteristics and portfolio aging, and actual results may differ. As of December 31, 2014, the duration of the total available-for-sale investment portfolio was 3.2 years. As of December 31, 2013, the duration of the total available-for-sale investment portfolio was 3.6 years.
 Held-to-maturity
At December 31, 2014, we held $530.6 million of held-to-maturity investment securities, compared to $641.9 million at December 31, 2013, a decrease of $111.3 million, or 17.3%. During 2014, we did not purchase any held-to-maturity securities, however, during 2013 we purchased $251.8 million of held-to-maturity securities.

Held-to-maturity investment securities are summarized as follows as of the date indicated (in thousands):

	December 31, 2014
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$422,622	$428,323	79.65%	3.25%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	107,968	106,314	20.35%	1.68%
Total investment securities held-to-maturity	$530,590	$534,637	100.00%	2.93%

	December 31, 2013
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$513,090	$511,489	79.93%	3.31%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	128,817	124,916	20.07%	1.70%
Total investment securities held-to-maturity	$641,907	$636,405	100.00%	2.99%
The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.
The fair value of the held-to-maturity investment portfolio was $534.6 million and $636.4 million, at December 31, 2014 and December 31, 2013, respectively, and included $4.0 million of net unrealized gains and $5.5 million of net unrealized losses for the respective periods.
The estimated weighted average life of the held-to-maturity investment portfolio was 3.4 years as of December 31, 2014 and 3.8 years as of December 31, 2013. As of December 31, 2014, the duration of the total held-to-maturity investment portfolio was 3.2 years and the duration of the entire investment securities portfolio was 3.2 years. As of December 31, 2013, the duration of the total held-to-maturity investment portfolio was 3.5 years and the duration of the entire investment securities portfolio was 3.6 years.
Non-marketable securities
Non-marketable securities include Federal Reserve Bank ("FRB") stock and FHLB stock. At December 31, 2014 and December 31, 2013, we held $19.5 million and $25.0 million, respectively, of FRB stock. At December 31, 2014 and December 31, 2013 we held $7.6 million and $6.6 million of FHLB stock, respectively. We hold these securities in accordance with debt and regulatory requirements. These are restricted securities which lack a market and are therefore carried at cost.

 Loans Overview
At December 31, 2014, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our four acquisitions to date. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transaction are covered by loss sharing agreements with the FDIC.
As discussed in note 2 to our consolidated financial statements, in accordance with applicable accounting guidance, all acquired loans are recorded at fair value at the date of acquisition, and an allowance for loan losses is not carried over with the loans but, rather, the fair value of the loans encompasses both credit quality and contractual interest rate considerations. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Management accounted for all loans acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions under ASC 310-30, with the exception of loans with revolving privileges, which were outside the scope of ASC 310-30. In our Bank Midwest transaction, we did not acquire all of the loans of the former Bank Midwest but, rather, selected certain loans based upon specific criteria of performance, adequacy of collateral, and loan type that were performing at the time of acquisition. As a result, none of the loans acquired in the Bank Midwest transaction are accounted for under ASC 310-30.
Consistent with differences in the accounting, the loan portfolio is presented in two categories: (i) ASC 310-30 loans and (ii) non 310-30 loans. The portfolio is further stratified based on (i) loans covered by FDIC loss sharing agreements, or “covered loans,” and (ii) loans that are not covered by FDIC loss sharing agreements, or “non-covered loans.” Additionally, inherent in the nature of acquiring problem banks, only certain of our acquired clients conform to our long-term business model of in-

market, relationship-oriented banking clients. We have developed a management tool to evaluate the progress of working out the problem loans acquired in our FDIC-assisted acquisitions and the progress of organic loan growth, whereby we have designated loans as “strategic” or “non-strategic.” Strategic loans include all originated loans in addition to those acquired loans inside our operating markets that meet our credit risk profile. Identification as strategic for acquired loans was made at the time of acquisition. Criteria utilized in the designation of a loan as “strategic” include (a) geography, (b) total relationship with borrower and (c) credit metrics commensurate with our current underwriting standards. At December 31, 2014, strategic loans totaled $2.0 billion and had strong credit quality as represented by a non-accrual loans ratio of 0.4%. We believe this presentation of our loan portfolio provides a meaningful basis to understand the underlying drivers of changes in our loan portfolio balances.
Due to the unique structure and accounting treatment in our loan portfolio, we utilize four primary presentations to analyze our loan portfolio, depending on the purpose of the analysis. Those are:

To analyze:	We look at:
Loan growth and production efforts	Strategic balances and loan originations
Workout efforts of our purchased non-strategic portfolio	Non-strategic balances and accretable yield
Risk mitigants of our non-performing loans	FDIC loss-share coverage and fair value marks
Interest income	Non 310-30 yields and 310-30 yields
For information regarding the loan portfolio composition and the breakdown of the portfolio between ASC 310-30 loans, non 310-30 loans, along with the amounts that are covered and non-covered, see note 6.
Strategic loans comprised 90.7% of the total loan portfolio at December 31, 2014, compared to 81.1% at December 31, 2013. The table below shows the loan portfolio composition categorized between strategic and non-strategic at the respective dates (in thousands):

	December 31, 2014			December 31, 2013
	Strategic	Non-strategic	Total	Strategic	Non-strategic	Total
Commercial	$765,114	$30,282	$795,396	$411,589	$71,906	$483,495
Agriculture	135,559	1,972	137,531	154,811	5,141	159,952
Owner-occupied commercial real estate	140,729	19,228	159,957	123,386	30,306	153,692
Commercial real estate	275,311	126,326	401,637	210,265	210,263	420,528
Residential real estate	610,583	22,117	632,700	570,455	29,469	599,924
Consumer	33,371	1,817	35,188	33,599	2,904	36,503
Total	$1,960,667	$201,742	$2,162,409	$1,504,105	$349,989	$1,854,094

Our loan portfolio totaled $2.2 billion at December 31, 2014 and increased $308.3 million from December 31, 2013. The 16.6% increase in total loans was primarily driven by a $456.6 million increase in our strategic loan portfolio, partially offset by a $148.2 million decrease in our non-strategic loan portfolio. The increase in strategic loans of $456.6 million, or 30.4%, at December 31, 2014 compared to December 31, 2013, was driven by strong loan originations. We have successfully continued to generate new relationships with individuals and small to mid-sized businesses. We have experienced particularly strong loan growth in our commercial portfolio, which at December 31, 2014, was comprised of energy-related loans of $175.5 million, public administration-related loans of $106.9 million, manufacturing-related loans of $103.8 million, finance and insurance-related loans of $82.4 million, and a variety of smaller subcategories of commercial and industrial loans. Our enterprise-level, dedicated special asset resolution team has had continued success working out non-strategic loans acquired in our FDIC-assisted transactions, which complimented the repayment of non-strategic loans that do not conform to our business model of in-market, relationship-oriented loans with credit metrics commensurate with our current underwriting standards.

Included in our commercial loans are energy related loans that comprised 8.1% of total loans and 4.0% of interest earning assets at December 31, 2014. Energy production (loans to companies engaged in exploration and production), energy midstream (loans to companies that engage in consolidation, storage, and transportation of oil and gas) and energy services (loans to companies that provide products and services to oil/gas companies), made up 44.2%, 26.4% and 29.4%, respectively, of the total energy related portfolio at December 31, 2014. We have an experienced energy banking team, which includes an in-house petroleum geologist and we have maintained a disciplined approach to energy lending that includes carefully selected clients based on strong balance sheets, low leverage and quality management and we perform regular reviews. The average loan balance per relationship in the energy sector was $7.0 million and these loans had strong credit quality at December 31, 2014. Energy prices declined significantly during 2014 and prolonged or further pricing pressure could increase stress on our energy clients and ultimately the credit quality of this portfolio. However, the capital and liquidity of our energy clients, as well as the conservative loan structures, should protect us against significant credit loss.

Our loan origination strategy involves lending primarily to clients within our markets; however, our acquired loans include clients in various geographies. Additionally, our specialty commercial banking groups, and in particular, our capital finance and government and non-profit banking, cover regional markets including adjacent states. These specialty lending groups drove the year-over-year increase in loans noted as “other” in the table below.

The table below shows the geographic breakout of our loan portfolio at December 31, 2014 and December 31, 2013, based on the domicile of the borrower or, in the case of collateral-dependent loans, the geographic location of the collateral (in thousands):

	December 31, 2014		December 31, 2013
	Loan balance	Percent of loan portfolio	Loan balance	Percent of loan portfolio
Colorado	$850,778	39.3%	$710,967	38.3%
Missouri	518,623	24.0%	537,267	29.0%
Texas	248,262	11.5%	186,870	10.1%
Kansas	228,612	10.6%	194,044	10.5%
California	44,694	2.1%	45,370	2.4%
Other	271,440	12.5%	179,576	9.7%
Total	$2,162,409	100.0%	$1,854,094	100.0%
New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. New loan originations of $869.2 million during 2014, were up $155.2 million, or 21.7% from the same period of the prior year as a result of continued market penetration. The following table represents new loan originations during 2014 and 2013 (in thousands):

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2014	2014	2014	2014	2014
Commercial	$102,732	$110,083	$133,671	$130,096	$476,582
Agriculture	4,952	7,014	10,288	4,959	27,213
Owner-occupied commercial real estate	11,139	10,293	28,803	21,002	71,237
Commercial real estate	27,617	33,817	45,903	29,633	136,970
Residential real estate	31,680	35,404	44,539	27,812	139,435
Consumer	4,111	6,678	3,556	3,461	17,806
Total	$182,231	$203,289	$266,760	$216,963	$869,243

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2013	2013	2013	2013	2013
Commercial	$159,931	$80,833	$24,982	$15,150	$280,896
Agriculture	23,610	5,689	22,901	9,446	61,646
Owner-occupied commercial real estate	6,380	21,226	7,577	18,236	53,419
Commercial real estate	14,579	28,855	23,976	18,513	85,923
Residential real estate	36,113	51,749	86,161	45,808	219,831
Consumer	3,594	3,326	3,157	2,211	12,288
Total	$244,207	$191,678	$168,754	$109,364	$714,003

The tables below show the contractual maturities of our loans for the dates indicated (in thousands):

	December 31, 2014
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$118,569	$502,622	$174,205	$795,396
Agriculture	36,769	49,032	51,730	137,531
Owner-occupied commercial real estate	19,048	65,963	74,946	159,957
Commercial real estate	93,040	222,984	85,613	401,637
Residential real estate	22,678	37,900	572,122	632,700
Consumer	12,899	16,115	6,174	35,188
Total loans	$303,003	$894,616	$964,790	$2,162,409
Covered	$112,202	$46,152	$35,343	$193,697
Non-covered	190,801	848,464	929,447	1,968,712
Total loans	$303,003	$894,616	$964,790	$2,162,409

	December 31, 2013
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$128,368	$297,120	$58,007	$483,495
Agriculture	32,258	80,681	47,013	159,952
Owner-occupied commercial real estate	20,382	72,839	60,472	153,693
Commercial real estate	135,673	205,046	79,808	420,527
Residential real estate	36,085	52,079	511,760	599,924
Consumer	14,284	15,281	6,938	36,503
Total loans	$367,050	$723,046	$763,998	$1,854,094
Covered	$175,452	$96,216	$37,729	$309,397
Non-covered	191,598	626,830	726,269	1,544,697
Total loans	$367,050	$723,046	$763,998	$1,854,094

The stated interest rate sensitivity (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated (in thousands):

	December 31, 2014
	Fixed		Variable		Total
	Balance	Weighted average rate	Balance	Weighted average rate	Balance	Weighted average rate
Commercial	$222,448	3.80%	$443,305	3.63%	$665,753	3.68%
Agriculture	45,721	4.83%	37,533	4.58%	83,254	4.72%
Owner-occupied commercial real estate	68,723	4.31%	44,482	4.10%	113,205	4.23%
Commercial real estate	118,724	4.59%	109,117	3.41%	227,841	4.02%
Residential real estate	341,833	3.48%	236,365	3.59%	578,198	3.53%
Consumer	13,828	5.32%	4,591	3.95%	18,419	4.97%
Total loans with > 1 year maturity	$811,277	3.91%	$875,393	3.66%	$1,686,670	3.78%
Covered	$814	3.47%	$13,873	2.87%	$14,687	2.91%
Non-covered	810,463	3.91%	861,520	3.67%	1,671,983	3.79%
Total loans with > 1 year maturity	$811,277	3.91%	$875,393	3.66%	$1,686,670	3.78%

	December 31, 2013
	Fixed		Variable		Total
	Balance	Weighted average rate	Balance	Weighted average rate	Balance	Weighted average rate
Commercial	$76,521	4.36%	$248,795	3.79%	$325,316	3.93%
Agriculture	68,701	5.02%	35,898	4.47%	104,599	4.83%
Owner-occupied commercial real estate	59,939	4.61%	31,492	4.19%	91,431	4.46%
Commercial real estate	92,418	4.62%	83,678	3.81%	176,096	4.29%
Residential real estate	316,083	3.49%	208,361	3.64%	524,444	3.55%
Consumer	10,683	6.24%	4,617	4.20%	15,300	5.63%
Total loans with > 1 year maturity	$624,345	4.11%	$612,841	3.80%	$1,237,186	3.96%
Covered	$11,044	3.74%	$7,057	5.97%	$18,101	4.54%
Non-covered	613,301	4.11%	605,784	3.78%	1,219,085	3.95%
Total loans with > 1 year maturity	$624,345	4.11%	$612,841	3.80%	$1,237,186	3.96%
Accretable Yield
At December 31, 2014, the accretable yield balance was $113.5 million compared to $130.6 million at December 31, 2013. We re-measure the expected cash flows of all 28 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. During 2014 and 2013, we reclassified a net $43.7 million and $73.7 million, respectively, from non-accretable difference to accretable yield, as a result of these remeasurements. The accretable yield balance at December 31, 2013 includes $1.6 million of accretable yield related to a loan pool that was put on non-accrual status during 2013. During 2014, a full recovery of the carrying value of this pool was realized and resulted in this pool being returned to accrual status after improved performance and predictability of cash flows within that pool. During 2013, two of the loan pools accounted for under ASC 310-30 paid-off early. The early pay-off of one of these pools resulted in an immediate recognition of $2.5 million of accretion on loans accounted for under ASC 310-30. During 2014, none of the loan pools accounted for under ASC 310-30 paid off early.
In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated (in thousands):

	December 31, 2014	December 31, 2013
Remaining accretable yield on loans accounted for under ASC 310-30	$113,463	$130,624
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	7,618	10,755
Total remaining accretable yield and fair value mark	$121,081	$141,379
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
The categories, and the respective loss thresholds and coverage amounts related to the Community Banks of Colorado commercial loss sharing agreement are as follows (in thousands):

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
As of December 31, 2014, we had incurred $201.3 million of estimated losses on our Hillcrest Bank covered assets since the beginning of the loss sharing agreement as measured by the FDIC's book value, substantially all of which was related to the commercial assets. The Hillcrest Bank loss sharing agreement covers losses incurred through the fourth quarter of 2015. As of December 31, 2014, there were 140 remaining covered assets totaling $76.3 million. Of these, there were 48 covered loans with carrying values of $32.9 million that were either past due or that have scheduled maturities after the end of the loss share term, and there were eight covered OREO assets with carrying values of $5.9 million. With regard to our Community Banks of Colorado loss sharing agreement, as of December 31, 2014, we had incurred approximately $134.9 million of estimated losses. The claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. The Community Banks of Colorado loss sharing agreement covers losses through the fourth quarter of 2016.
Asset Quality
All of the assets acquired in our acquisitions were marked to fair value at the date of acquisition, and the fair value adjustments to loans included a credit quality component. We utilize traditional credit quality metrics to evaluate the overall credit quality of our loan portfolio; however, our credit quality ratios are limited in their comparability to industry averages or to other financial institutions because:
1. Any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments; and
2. 48.6% of our non-performing assets (by dollar amount) at December 31, 2014 were covered by loss sharing agreements with the FDIC.
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
In the event of borrower default, we may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying or restructuring a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such restructured loans are considered “troubled debt restructurings” or "TDRs" in accordance with ASC 310-40 Troubled Debt Restructurings by Creditors. Under this guidance, modifications to loans that fall within the scope of ASC 310-30 are not considered troubled debt restructurings, regardless of otherwise meeting the definition of a troubled debt restructuring. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the lower of the related loan balance or the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL and any subsequent declines in carrying value charged to impairments on OREO.
Non-performing Assets
Non-performing assets consist of covered and non-covered non-accrual loans, troubled debt restructurings on non-accrual, OREO and other repossessed assets. Non-accrual loans and troubled debt restructurings on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. During the third quarter of 2014, we revised our definition of non-performing assets and non-performing loans to exclude accruing loans 90 days past due and accruing troubled debt restructurings to more accurately align the financial metrics related to non-performing assets and non-performing loans with our financial results. Prior period information has been modified for this revision.
Our non-performing assets included $1.3 million and $16.8 million of covered loans and $18.5 million and $38.8 million of covered OREO at December 31, 2014 and December 31, 2013, respectively. In addition to being covered by loss sharing agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.
Loans accounted for under ASC 310-30 were recorded at fair value based on cash flow projections that considered the deteriorated credit quality and expected losses. These loans are accounted for on a pool basis and any non-payment of contractual principal or interest is considered in our periodic re-measurement of the expected future cash flows. To the extent that we decrease our cash flow projections, we record an immediate impairment expense through the provision for loan losses. We recognize any increases to our cash flow projections on a prospective basis through an increase to the pool's yield over its remaining life once any previously recorded impairment expense has been recouped. As a result of this accounting treatment, these pools may be considered to be performing, even though some or all of the individual loans within the pools may be contractually past due.

During 2013, we identified one covered commercial and industrial loan pool accounted for under ASC 310-30, that had a balance of $14.8 million at December 31, 2013, for which the cash flows were not reasonably estimable. In accordance with the guidance in ASC 310-30, this pool was put on non-accrual status. During 2014, this loan pool was returned to accrual status due to improved performance and predictability of cash flows within that pool. All other loans accounted for under ASC 310-30 were classified as performing assets at December 31, 2013.
All loans accounted for under ASC 310-30 were classified as performing assets at December 31, 2014, as the carrying values of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loans accounted for under ASC 310-30.
The following table sets forth the non-performing assets as of the dates presented (in thousands):

	December 31, 2014			December 31, 2013			December 31, 2012			December 31, 2011			December 31, 2010
	Non-covered	Covered	Total	Non-covered	Covered	Total	Non-covered	Covered	Total	Non-covered	Covered	Total	Non-covered	Covered	Total
Non-accrual loans:
Commercial	$110	$111	$221	$474	$15,098	$15,572	$276	$1,271	$1,547	$641	$4,614	$5,255	$—	$—	$—
Agriculture	130	—	130	153	—	153	186	44	230	29	—	29	—	—	—
Owner-occupied commercial real estate	385	—	385	467	—	467	1,994	1,141	3,135	758	1,038	1,796	—	—	—
Commercial real estate	222	—	222	1,131	—	1,131		—	1,400	5,094	7,009	12,103	—	—	—
Residential real estate	2,845	—	2,845	3,437	—	3,437	3,936	—	3,936	1,838	460	2,298	—	—	—
Consumer	37	—	37	10	—	10	—	—	—	1	—	1	—	—	—
Total non-accrual loans	3,729	111	3,840	5,672	15,098	20,770	7,792	2,456	10,248	8,361	13,121	21,482	—	—	—
Restructured loans on non-accrual	5,767	1,206	6,973	1,901	1,673	3,574	9,308	3,563	12,871	16,288	—	16,288	—	—	—
Total non-performing loans	9,496	1,317	10,813	7,573	16,771	24,344	17,100	6,019	23,119	24,649	13,121	37,770	—	—	—
OREO	10,653	18,467	29,120	31,300	38,825	70,125	49,297	45,511	94,808	43,530	77,106	120,636	—	54,078	54,078
Other repossessed assets	829	20	849	784	302	1,086	800	531	1,331	873	680	1,553	—	—	—
Total non-performing assets	$20,978	$19,804	$40,782	$39,657	$55,898	$95,555	$67,197	$52,061	$119,258	$69,052	$90,907	$159,959	$—	$54,078	$54,078
Loans 90 days or more past due and still accruing interest	$188	$75	$263	$14	$115	$129	$25	$—	$25	$325	$327	$652	$—	$14,540	$14,540
Accruing restructured loans(1)	$9,489	$9,786	$19,275	$5,891	$5,714	$11,605	$12,673	$5,047	$17,720	$10,958	$1,367	$12,325	$431	$—	$431
ALL			$17,613			$12,521			$15,380			$11,527			$12,521
Total non-performing loans to non-covered, covered and total loans, respectively	0.48%	0.68%	0.50%	0.49%	5.42%	1.31%	1.11%	1.95%	1.26%	2.00%	1.38%	1.66%	0.00%	0.00%	0.00%
Loans 90 days or more past due and still accruing interest to non-covered, covered and total loans, respectively	0.01%	0.04%	0.01%	0.00%	0.04%	0.01%	0.00%	0.00%	0.00%	0.03%	0.03%	0.03%	0.00%	2.07%	0.93%
Total non-performing assets to total assets			0.85%			1.94%			2.20%			2.52%			1.06%
ALL to non-performing loans			162.89%			51.43%			66.53%			30.52%			0.00%

(1)	Includes restructured loans less than 90 days past due and still accruing.

From December 31, 2013 to December 31, 2014, total non-performing loans decreased $13.5 million. Non-covered non-performing loans increased $1.9 million from December 31, 2013 to December 31, 2014, primarily due to an increase of $3.9 million in non-covered restructured loans on non-accrual. The primary driver was one restructured non 310-30 loan relationship in the commercial segment, totaling $3.6 million at December 31, 2014, that was placed on non-accrual status during 2014. The loans in this relationship were fully secured and current as to principal and interest payments at December 31, 2014. The increase in non-covered non-performing loans was more than offset by a $15.5 million decrease in covered non-performing loans as a result of the previously mentioned 310-30 loan pool that was returned to accrual status during 2014.
During 2014, accruing TDRs increased $7.7 million. The increase was primarily attributable to two loans in the commercial segment with a recorded balance of $10.9 million and two loans in the agriculture segment with a recorded balance of $2.7 million, all of which have been granted an extension of maturity.
OREO balances were $29.1 million at December 31, 2014 and exclude $8.1 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO. During 2014, $4.5 million of OREO was foreclosed on or otherwise repossessed and $56.5 million of OREO was sold. The OREO sales resulted in $1.1 million of net non-covered gains and $12.0 million of net covered gains that are subject to reimbursement to the FDIC at the applicable loss-share coverage percentage. OREO write-downs of $2.1 million were recorded during 2014, of which $1.2 million, or 56.7%, were covered by FDIC loss sharing agreements.
OREO balances were $70.1 million at December 31, 2013 and include $4.2 million of participant interests in OREO in connection with our repossession of collateral on loans for which we were the lead bank and we have controlling interest and exclude $10.6 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and do not have a controlling interest. During 2013, $40.0 million of OREO was foreclosed on or otherwise repossessed and $61.3 million of OREO was sold. The OREO sales resulted in $1.2 million of non-covered gains and $5.7 million of covered gains that are subject to reimbursement to the FDIC at the applicable loss-share coverage percentage. OREO write-downs of $10.3 million were recorded during 2013, of which $6.8 million, or 66.2%, were covered by FDIC loss sharing agreements.

The following tables represents the carrying value of our accruing and non-accrual loans compared to the unpaid principal balance ("UPB") as of December 31, 2014 (in thousands):

	Accruing			Non-accrual			Total
	Unpaid principal balance	Carrying value	Carrying value/UPB	Unpaid principal balance	Carrying value	Carrying value/UPB	Unpaid principal balance	Carrying value	Carrying value/UPB
Non 310-30 loans
Commercial	$771,655	$768,226	99.6%	$7,333	$4,214	57.5%	$778,988	$772,440	99.2%
Agriculture	118,401	117,973	99.6%	526	495	94.1%	118,927	118,468	99.6%
Commercial real estate	371,245	368,198	99.2%	45,943	1,066	2.3%	417,188	369,264	88.5%
Residential real estate	589,871	587,128	99.5%	8,089	4,811	59.5%	597,960	591,939	99.0%
Consumer	30,426	30,426	100.0%	311	227	73.0%	30,737	30,653	99.7%
Total non 310-30 loans	1,881,598	1,871,951	99.5%	62,202	10,813	17.4%	1,943,800	1,882,764	96.9%
Covered non 310-30 loans	32,656	31,505	96.5%	37,220	1,316	3.5%	69,876	32,821	47.0%
Non-covered non 310-30 loans	1,848,942	1,840,446	99.5%	24,982	9,497	38.0%	1,873,924	1,849,943	98.7%
Total non 310-30 loans	1,881,598	1,871,951	99.5%	62,202	10,813	17.4%	1,943,800	1,882,764	96.9%
Loans accounted for under ASC 310-30
Commercial	53,636	22,956	42.8%	—	—	0.0%	53,636	22,956	42.8%
Agriculture	23,477	19,063	81.2%	—	—	0.0%	23,477	19,063	81.2%
Commercial real estate	317,677	192,330	60.5%	—	—	0.0%	317,677	192,330	60.5%
Residential real estate	54,667	40,761	74.6%	—	—	0.0%	54,667	40,761	74.6%
Consumer	12,149	4,535	37.3%	—	—	0.0%	12,149	4,535	37.3%
Total loans accounted for under ASC 310-30	461,606	279,645	60.6%	—	—	0.0%	461,606	279,645	60.6%
Covered loans accounted for under ASC 310-30	288,597	160,876	55.7%	—	—	0.0%	288,597	160,876	55.7%
Non-covered loans accounted for under ASC 310-30	173,009	118,769	68.6%	—	—	0.0%	173,009	118,769	68.6%
Total loans accounted for under ASC 310-30	461,606	279,645	60.6%	—	—	0.0%	461,606	279,645	60.6%
Total loans	$2,343,204	$2,151,596	91.8%	$62,202	$10,813	17.4%	$2,405,406	$2,162,409	89.9%
Total covered	$321,253	$192,381	59.9%	$37,220	$1,316	3.5%	$358,473	$193,697	54.0%
Total non-covered	2,021,951	1,959,215	96.9%	24,982	9,497	38.0%	2,046,933	1,968,712	96.2%
Total loans	$2,343,204	$2,151,596	91.8%	$62,202	$10,813	17.4%	$2,405,406	$2,162,409	89.9%
Past Due Loans
Past due status is monitored as an indicator of credit deterioration. Covered and non-covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are generally considered to be performing as is further described above under “Non-Performing Assets.” One covered loan pool accounted for under ASC 310-30 that was put on non-accrual during 2013 was included in non-accrual loans at December 31, 2013, but was excluded from non-accrual loans at December 31, 2014 as the pool was again considered performing. The table below shows the past due status of loans accounted for under ASC 310-30 and loans not accounted for under ASC 310-30, based on contractual terms of the loans as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014			December 31, 2013
	ASC 310-30 loans	Non ASC 310-30 loans	Total loans	ASC 310-30 loans	Non ASC 310-30 loans	Total loans
Loans 30-89 days past due and still accruing interest	$7,016	$1,142	$8,158	$11,245	$2,854	$14,099
Loans 90 days past due and still accruing interest	33,834	263	34,097	55,864	129	55,993
Non-accrual loans	—	3,840	3,840	14,827	5,943	20,770
Restructured loans on non-accrual	—	6,973	6,973	—	3,574	3,574
Total past due and non-accrual loans	$40,850	$12,218	$53,068	$81,936	$12,500	$94,436
Total past due covered loans	$35,707	$1,392	$37,099	$63,603	$2,284	$65,887
Total 90 days past due and still accruing interest and non-accrual loans to 310-30 loans, non 310-30 loans and total loans, respectively	12.10%	0.59%	2.08%	15.68%	0.69%	4.33%
Total non-accrual loans to 310-30 loans, non 310-30 loans and total loans, respectively	0.00%	0.57%	0.50%	3.29%	0.68%	1.31%
% of total past due and non-accrual loans that carry fair value adjustments	100.00%	34.66%	84.96%	100.00%	52.23%	93.68%
% of total past due and non-accrual loans that are covered by FDIC loss sharing agreements	87.41%	11.39%	69.91%	77.63%	18.27%	69.77%
Loans 30-89 days past due and still accruing interest decreased by $5.9 million from December 31, 2013 to December 31, 2014 and loans 90 days or more past due and still accruing interest decreased $21.9 million at December 31, 2014 compared to December 31, 2013, for a collective decrease in total past due loans of $27.8 million. Non-accrual loans (including restructured loans on non-accrual) decreased $13.5 million from December 31, 2013 to December 31, 2014. The decrease in non-accrual loans was primarily because of the covered commercial and industrial loan pool accounted for under ASC 310-30 that was on non-accrual status at December 31, 2013, with a balance $14.8 million, was returned to accrual status during 2014. This decrease was partially offset by the addition to non-accrual status of one restructured loan relationship in the commercial segment, totaling $3.6 million at December 31, 2014. The loans in this relationship were fully secured and current as to principal and interest payments at December 31, 2014.

Loans 30-89 days past due and still accruing interest decreased $8.9 million at December 31, 2013 compared to December 31, 2012. Loans 90 days or more past due and still accruing interest decreased $90.8 million at December 31, 2013 compared to December 31, 2012. The collective decrease in past due loans of $99.7 million is reflective of improved credit quality in the broader loan portfolio and the successful workout strategies employed by our special assets division during the period. Non-accrual loans (including restructured loans on non-accrual) increased just $1.2 million from December 31, 2012 to December 31, 2013 primarily due to the addition of the covered commercial and industrial loan pool accounted for under ASC 310-30, totaling $14.8 million, to non-accrual status during the period. Non-accrual loans not accounted for under ASC 310-30 decreased $13.6 million during the period primarily due to resolution of certain assets and foreclosures during the period.
Allowance for Loan Losses
The ALL represents the amount that we believe is necessary to absorb probable losses inherent in the loan portfolio at the balance sheet date and involves a high degree of judgment and complexity. Determination of the ALL is based on an evaluation of the collectability of loans, the realizable value of underlying collateral, economic conditions, historical net loan losses, the estimated loss emergence period, estimated default rates, any declines in cash flow assumptions from acquisition, loan structures, growth factors and other elements that warrant recognition.and, to the extent applicable, prior loss experience. The ALL is critical to the portrayal and understanding of our financial condition, liquidity and results of operations. The determination and application of the ALL accounting policy involves judgments, estimates, and uncertainties that are subject to change. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition, liquidity or results of operations.
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
Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses and, for loans covered by loss sharing agreements with the FDIC, a related adjustment to the FDIC indemnification asset for the portion of the loss that is covered by the loss sharing agreements. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During 2014 and 2013, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.
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

Management derives an estimated annual loss rate adjusted for an estimated loss emergence period based on historical loss data categorized by segment and class.  The loss rates are applied at the loan segment and class level.  Our historical loss history began in 2012 and has resulted in minimal losses in our originated portfolio.  In order to address this lack of historical data, we incorporate not only our own historical loss rates since the beginning of 2012, but we also utilize peer historical loss data, including a 20-quarter historical average net charge-off ratio on each loan type, relying on the Uniform Bank Performance Reports compiled by the Federal Financial Institutions Examinations Council (“FFIEC”).  We may also apply a long-term estimated default rate to pass rated credits as necessary to account for inherent risks to the portfolio.  While we use our own loss history and peer loss history for both purchased and originated loans, we assign a higher portion of our own loss history to our purchased loans, because those loans are more seasoned and more of the actual losses in the portfolio have historically been in the purchased portfolio.  For originated loans, we assign an equal portion of the peer loss history, as we believe that this is likely more indicative of losses inherent in the portfolio.
The collective resulting ALL for loans not accounted for under ASC 310-30 is calculated as the sum of the specific reserves and the general reserves. While these amounts are calculated by individual loan or segment and class, the entire ALL is available for any loan that, in our judgment, should be charged-off.
Non 310-30 ALL
During 2014, we recorded $6.7 million of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth. Net charge-offs for non ASC 310-30 loans during 2014 totaled $1.1 million and were primarily from the consumer, residential real estate, and commercial loan segments. At December 31, 2014, there were five impaired loans that carried specific reserves totaling $0.3 million.
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
310-30 ALL
During 2014, several loan pools accounted for under ASC 310-30 had previous valuation allowances of $559 thousand that were reversed as a result of an increase in expected cash flows. The remaining pools had minimal impairments during 2014, as a result of decreases in expected cash flows. The result of this activity resulted in net provision reversals of $520 thousand during 2014.
The ALL for ASC 310-30 loans totaled $1.3 million at December 31, 2013, compared to $4.7 million at December 31, 2012. During 2013, loans accounted for under ASC 310-30 and associated with the commercial real estate and consumer loan pools that had previous valuation allowances of $1.3 million were reversed as a result of increases in expected cash flows. In addition, loans associated with the commercial, agriculture, and residential real estate pools experienced net impairments of $2.1 million as a result of decreases in expected cash flows. The aforementioned activity resulted in a net provision of $0.8 million during 2013 for loans accounted for under ASC 310-30. Additionally, $4.1 million of 310-30 loans were charged-off during 2013, $2.8 million of which was from the commercial real estate segment.
After considering the above mentioned factors, we believe that the ALL of $17.6 million and $12.5 million was adequate to cover probable losses inherent in the loan portfolio at December 31, 2014 and December 31, 2013, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the periods listed (in thousands). We began operations in 2010 and did not record an ALL during that time period.

	As of and for the years ended
	December 31, 2014			December 31, 2013			December 31, 2012			December 31, 2011
	ASC 310-30 loans	Non 310-30 loans	Total	ASC 310-30 loans	Non 310-30 loans	Total	ASC 310-30 loans	Non 310-30 loans	Total	ASC 310-30 loans	Non 310-30 loans	Total
Beginning ALL	$1,280	$11,241	$12,521	$4,652	$10,728	$15,380	$2,188	$9,339	$11,527	$—	$48	$48
Charge-offs:
Commercial	(3)	(507)	(510)	(496)	(1,654)	(2,150)	(216)	(3,140)	(3,356)	(3,111)	(1,399)	(4,510)
Agriculture	—	—	—	(221)	—	(221)	(144)	(8)	(152)	—	—	—
Commercial real estate	—	—	—	(2,801)	(943)	(3,744)	(15,578)	(2,605)	(18,183)	—	(3,378)	(3,378)
Residential real estate	—	(739)	(739)	(623)	(882)	(1,505)	(872)	(1,132)	(2,004)	—	(288)	(288)
Consumer	(36)	(783)	(819)	—	(1,001)	(1,001)	(19)	(1,502)	(1,521)	—	(1,330)	(1,330)
Total charge-offs	(39)	(2,029)	(2,068)	(4,141)	(4,480)	(8,621)	(16,829)	(8,387)	(25,216)	(3,111)	(6,395)	(9,506)
Recoveries	—	951	951	—	1,466	1,466	275	799	1,074	288	695	983
Net charge-offs	(39)	(1,078)	(1,117)	(4,141)	(3,014)	(7,155)	(16,554)	(7,588)	(24,142)	(2,823)	(5,700)	(8,523)
Provision (recoupment) for loan loss	(520)	6,729	6,209	769	3,527	4,296	19,018	8,977	27,995	5,011	14,991	20,002
Ending ALL	$721	$16,892	$17,613	$1,280	$11,241	$12,521	$4,652	$10,728	$15,380	$2,188	$9,339	$11,527
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.01%	0.06%	0.05%	0.67%	0.27%	0.41%	1.56%	0.79%	1.20%	0.34%	0.68%	0.51%
Ratio of ALL to total loans outstanding at period end, respectively	0.26%	0.90%	0.81%	0.28%	0.80%	0.68%	0.57%	1.06%	0.84%	0.17%	0.97%	0.51%
Ratio of ALL to total non-covered loans outstanding at period end, respectively	0.61%	0.91%	0.89%	0.67%	0.83%	0.81%	1.58%	1.15%	1.26%	0.46%	1.12%	0.88%
Ratio of ALL to total non-performing loans at period end, respectively	0.00%	156.22%	162.89%	8.63%	118.11%	51.43%	0.00%	46.40%	66.53%	0.00%	24.73%	30.52%
Ratio of ALL to total non-performing, non-covered loans at period end, respectively	0.00%	177.89%	185.48%	0.00%	148.44%	165.34%	0.00%	62.83%	90.08%	0.00%	37.89%	46.76%
Total loans	$279,645	$1,882,764	$2,162,409	$450,880	$1,403,214	$1,854,094	$822,021	$1,010,681	$1,832,702	$1,307,709	$960,726	$2,268,435
Average total loans outstanding during the period	$361,806	$1,688,197	$2,050,003	$620,709	$1,128,545	$1,749,254	$1,058,092	$962,147	$2,020,239	$823,598	$834,580	$1,658,178
Total non-covered loans	$118,769	$1,849,943	$1,968,712	$191,516	$1,353,181	$1,544,697	$294,073	$930,407	$1,224,480	$480,623	$835,097	$1,315,720
Total non-performing loans	$—	$10,813	$10,813	$14,827	$9,517	$24,344	$—	$23,119	$23,119	$—	$37,770	$37,770
Total non-performing, covered loans	$—	$1,317	$1,317	$14,827	$1,944	$16,771	$—	$6,045	$6,045	$—	$13,121	$13,121

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented (in thousands):

	December 31, 2014
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$795,396	36.8%	$8,598	48.8%
Agriculture	137,531	6.4%	1,009	5.7%
Commercial real estate	561,594	26.0%	3,819	21.7%
Residential real estate	632,700	29.2%	3,771	21.4%
Consumer and overdrafts	35,188	1.6%	416	2.4%
Total	$2,162,409	100.0%	$17,613	100.0%

	December 31, 2013
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$483,495	26.1%	$4,258	34.0%
Agriculture	159,952	8.6%	1,237	9.9%
Commercial real estate	574,220	31.0%	2,276	18.2%
Residential real estate	599,924	32.3%	4,259	34.0%
Consumer and overdrafts	36,503	2.0%	491	3.9%
Total	$1,854,094	100.0%	$12,521	100.0%

	December 31, 2012
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$270,588	14.8%	$2,798	18.2%
Agriculture	173,407	9.5%	592	3.8%
Commercial real estate	804,999	43.9%	7,396	48.1%
Residential real estate	533,377	29.1%	4,011	26.1%
Consumer and overdrafts	50,331	2.7%	583	3.8%
Total	$1,832,702	100.0%	$15,380	100.0%

	December 31, 2011
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$372,931	16.4%	$2,959	25.7%
Agriculture	151,403	6.7%	282	2.4%
Commercial real estate	1,152,478	50.6%	3,389	29.4%
Residential real estate	522,885	23.0%	4,121	35.8%
Consumer and overdrafts	74,354	3.3%	776	6.7%
Total	$2,274,051	100.0%	$11,527	100.0%

	December 31, 2010
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$256,003	16.3%	$—	0.0%
Agriculture	61,278	3.9%	—	0.0%
Commercial real estate	927,543	59.1%	—	0.0%
Residential real estate	295,910	18.9%	—	0.0%
Consumer and overdrafts	28,136	1.8%	48	100.0%
Total	$1,568,870	100.0%	$48	100.0%

The ALL allocated to commercial loans increased to 48.8% at December 31, 2014 from 34.0% at December 31, 2013 largely due to provisions of $6.7 million added during the period for loan growth in the non 310-30 commercial portfolio.
FDIC Indemnification Asset and Clawback Liability
At December 31, 2014, the FDIC indemnification asset was $39.1 million, compared to $64.4 million at December 31, 2013. In 2014, we recognized $27.7 million of amortization on the FDIC indemnification asset as the performance of our covered assets improved. The amortization resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is primarily reflected in the increased accretable yield on loans accounted for under ASC 310-30, as most of the FDIC covered assets are accounted for under this guidance. The carrying value of the FDIC indemnification asset was increased by $2.0 million during 2014 as a result of FDIC loss share submissions. During 2014, we paid a net $2.0 million in net loss-share payments to the FDIC for the aforementioned submissions. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.
During 2013, we recognized $19.0 million of amortization related to the FDIC indemnification asset as a result of improved performance of our covered assets. We also reduced the carrying value of the FDIC indemnification asset by $17.6 million as a result of claims filed with the FDIC. During 2013, we received $77.0 million in loss-share payments from the FDIC.
Within 45 days of the end of each of the loss sharing agreements with the FDIC, we may be required to reimburse the FDIC in the event that our losses on covered assets do not reach the second tranche in each related loss sharing agreement, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At December 31, 2014 and December 31, 2013, this clawback liability was carried at $36.3 million and $32.5 million, respectively, and is included in Due to FDIC in our consolidated statements of financial condition.
Other Assets
Significant components of other assets were as follows as of the periods indicated (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax asset	$45,506	$37,474
Accrued income taxes receivable	5,743	16,558
Bank-owned life insurance	44,242	—
Minority interest in participated other real estate owned	8,082	10,627
Accrued interest on loans	7,199	6,134
Accrued interest on interest bearing bank deposits and investment securities	4,266	5,221
Other assets	9,782	10,533
Total other assets	$124,820	$86,547
Other assets totaled $124.8 million and $86.5 million at December 31, 2014 and December 31, 2013, respectively, and increased $38.3 million, or 44.2%, from December 31, 2013 to December 31, 2014. The increase was primarily due to the purchase of bank-owned life insurance during 2014, which totaled $44.2 million at December 31, 2014. Accrued income taxes receivable decreased $10.8 million due to tax payments made during the year. The deferred tax asset increased $8.0 million, or 21.4%, during 2014, which was primarily attributable to a reduction in deferred tax liabilities related to purchased assets during the year, an increase in the allowance for loan loss and an offsetting adjustment for the decrease in the tax effect of unrealized gains on available-for-sale securities.

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
Other Liabilities
Significant components of other liabilities were as follows as of the dates indicated (in thousands):

	December 31, 2014	December 31, 2013
Accrued expenses	$15,192	$15,425
Pending loan purchase settlement	10,038	5,063
Accrued contract termination expenses	4,110	—
Accrued interest payable	3,608	3,058
Warrant liability	3,328	6,281
Participant interest in other real estate owned	—	4,243
Other liabilities	7,044	2,515
Total other liabilities	$43,320	$36,585
Other liabilities totaled $43.3 million and $36.6 million at December 31, 2014 and December 31, 2013, respectively, and increased $6.7 million during 2014. Pending loan purchase settlements increased $5.0 million from December 31, 2013 to December 31, 2014 primarily due to loan purchases that have not yet settled. Accrued contract termination expenses totaled $4.1 million at December 31, 2014, due to notification of our intent to terminate the existing core processing agreement. Participant interest in other real estate owned decreased $4.2 million due to the sale of an OREO property during 2014, in which we had a controlling interest and had recorded a corresponding payable in other liabilities. Other liabilities increased $4.5 million during 2014 primarily due to a $4.7 million increase in derivative liabilities.
We have outstanding warrants to purchase 830,750 shares of our common stock, which are classified as a liability and included in other liabilities in our consolidated statements of financial condition. We revalue the warrants at the end of each reporting period using a Black-Scholes model and any change in fair value is reported in the statements of operations as “loss (gain) from change in fair value of warrant liability” in non-interest expense in the period in which the change occurred. The warrant liability decreased $3.0 million during 2014 to $3.3 million. The value of the warrant liability, and the expense that results from an increase to this liability, is correlated to our stock price. Accordingly, an increase in our stock price generally results in an increase in the warrant liability and the associated expense and vice versa. More information on the accounting and measurement of the warrant liability can be found in notes 2 and 17 in our consolidated financial statements.
Other liabilities increased $2.0 million during 2013, or 5.9%. Included in total other liabilities is accrued income taxes payable which decreased by $5.0 million, primarily due to tax payments made during the period. During 2013, we continued to lower the interest rates paid on our deposits, coupled with the shift from higher-cost time deposits to lower cost transaction accounts. The lower cost mix of deposits resulted in a decrease in accrued interest payable of $1.2 million, or 27.9%, during the period. Accrued expenses ended December 31, 2013 at $15.4 million and increased $3.2 million, or 25.8%, from December 31, 2012, primarily due to expenses accrued in connection with our announcement to integrate 32 limited-service retirement center locations (acquired in our 2010 purchase of Hillcrest Bank) and exit of four banking centers in Northern California (acquired in our 2011 purchase of Community Banks of Colorado).
Deposits
Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014		December 31, 2013
Non-interest bearing demand deposits	$732,580	19.5%	$674,989	17.6%
Interest bearing demand deposits	386,121	10.3%	386,762	10.1%
Savings accounts	255,246	6.8%	198,444	5.1%
Money market accounts	1,035,190	27.4%	1,082,427	28.2%
Total transaction deposits	2,409,137	64.0%	2,342,622	61.0%
Time deposits < $100,000	859,910	22.8%	971,431	25.3%
Time deposits > $100,000	497,141	13.2%	524,256	13.7%
Total time deposits	1,357,051	36.0%	1,495,687	39.0%
Total deposits	$3,766,188	100.0%	$3,838,309	100.0%
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2014 (in thousands):

December 31, 2014
Three months or less	$78,593
Over 3 months through 6 months	81,938
Over 6 months through 12 months	160,610
Thereafter	176,000
Total time deposits > $100,000	$497,141

During 2014, our total deposits decreased $72.1 million, or 1.9%. Non-interest bearing demand deposits increased to $732.6 million at December 31, 2014, an increase of 8.5%, from December 31, 2013 and time deposits decreased $138.6 million, or 9.3%, during 2014. As a result, the mix of transaction deposits to total deposits improved to 64.0% at December 31, 2014, from 61.0% at December 31, 2013 as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a banking relationship, coupled with the California banking center and limited-service retirement center exits on December 31, 2013. At December 31, 2014 and December 31, 2013, we had $0.9 billion and $1.0 billion, respectively, of time deposits that were scheduled to mature within 12 months. Of the $0.9 billion in time deposits scheduled to mature within 12 months, $0.3 billion were in denominations of $100,000 or more, and $0.6 billion were in denominations less than $100,000. Note 12 to the consolidated financial statements provides a maturity schedule and weighted average rates of time deposits outstanding at December 31, 2014 and December 31, 2013.
During 2013, our total deposits decreased $362.4 million, or 8.6%. During 2013 we continued to focus our deposit base on clients who were interested in market rate deposits and developing a banking relationship, rather than the highly rate-sensitive time deposit clients of the predecessor banks. As a result, our time deposits decreased $257.0 million, or 14.7%, during 2013. At December 31, 2013, the mix of transaction deposits to total deposits improved to 61.0% from 58.3% at December 31, 2012. At December 31, 2013 and December 31, 2012, we had $1.0 billion and $1.2 billion, respectively, of time deposits that were scheduled to mature within 12 months. Of the $1.0 billion in time deposits scheduled to mature within 12 months of December 31, 2013, $0.3 billion of which were in denominations of $100,000 or more, and $0.7 billion of which were in denominations less than $100,000.
Regulatory Capital
Our subsidiary bank and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board, the FDIC and the OCC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At December 31, 2014 and at December 31, 2013, our subsidiary bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 14 of our consolidated financial statements.
Results of Operations
Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges, bank card income, FDIC indemnification asset amortization and FDIC loss sharing (expense) income. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, telecommunications data processing expense and intangible asset amortization. Any expenses related to the resolution of covered assets are also included in non-interest expense.

Overview of Results of Operations
Year ended 2014
We recorded net income of $9.2 million, or $0.22 per diluted share, during 2014, compared to net income of $6.9 million, or $0.14 per diluted share, during 2013. Net interest income totaled $170.2 million during 2014 and decreased $8.7 million, or 4.9%, from 2013. The decrease in interest income was largely attributable to a decrease in average interest earning assets of $251.6 million, or 5.4%, from the prior year, as we successfully repurchased 6.1 million of our shares outstanding and reduced the investment portfolio. The decrease in the interest earning assets was partially offset by a four basis point widening of the net interest margin to 3.85% from 3.81% in the prior year (fully taxable equivalent). The continued resolution of the higher-yielding acquired non-strategic loan portfolio was mostly offset by strong organic growth in the strategic loan portfolio. As a result, the yield on interest earning assets increased by one basis point and was complemented by a three basis point decrease in the cost of interest bearing liabilities.
Provision for loan loss expense was $6.2 million during 2014 compared to $4.3 million during 2013. The $1.9 million increase in provision was primarily due to loan growth as credit quality remained strong and non 310-30 net charge-offs were significantly lower at only 0.06% during 2014 compared to 0.27% during the prior year.
Non-interest income was a negative $1.7 million during 2014 compared to income of $20.2 million during 2013, a decrease of $21.9 million. The decrease was largely due to $20.5 million lower FDIC loss-share related income. An additional $8.8 million of non-cash FDIC indemnification asset amortization and an $11.7 million decline in other FDIC loss-sharing income from the same period in 2013 was due to better performance of the underlying covered assets coupled with lower problem loan and OREO expenses. Banking fees of $30.4 million during 2014 were up $0.2 million compared to the same period in 2013 as a result of increases in bank card fees, swap fees and bank owned life insurance income and were somewhat offset by a decrease in service charges.
Non-interest expense totaled $150.0 million during 2014 compared to $184.0 million during 2013, a decrease of $34.0 million, or 18.5%. Operating expenses of $150.7 million during 2014 decreased $12.4 million. The 7.6% year-over-year decrease in operating expenses was primarily due to lower salaries and benefits of $7.2 million as we continue to focus on operational efficiencies. During 2014, OREO and problem loan expenses declined $18.5 million and were driven by $6.2 million higher net gains on OREO sales coupled with lower levels of OREO and problem loan expenses of $12.3 million. Expenses for 2014 include a $4.1 million contract termination accrual related to a change in our core system provider and 2013 included $3.4 million of expenses related to banking center closures. The change in the warrant liability contributed $3.8 million to the year-over-year decline in non-interest expenses.
Years ended 2013 and 2012
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
We recorded a net loss of $0.5 million during 2012, inclusive of initial public offering related expenses of $8.0 million, which represents our first full year with the operations of all of our acquisitions. These results reflect the increased revenues and expenses associated with our acquisitions of Bank of Choice and Community Banks of Colorado in the second half of 2011, in addition to the further build-out of our business development and operational functions that support our lending activities and the continued integration of our acquisitions. We completed the integration of Community Banks of Colorado in May 2012 and the integration of Bank of Choice in July 2012. During 2012, we continued to benefit from the strong yields on our loan portfolio while our dedicated workout group actively worked to resolve our acquired troubled assets. The activity in this resolution process is evidenced by the elevated levels of OREO related expenses and problem loan expenses. During 2012, in addition to net transfers of $47.5 million of non-accretable difference to accretable yield to be recognized in the future, we recorded $19.0 million of provision for loan losses, approximately $14.9 million of which was attributable to covered loans. The FDIC coverage of these impairments is reflected in the estimated cash flows underlying the FDIC indemnification asset.
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

The table below presents the components of net interest income on a fully taxable equivalent basis for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	For the year ended December 31, 2014			For the year ended December 31, 2013			For the year ended December 31, 2012
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average Balance	Interest	Average Rate
Interest earning assets:
ASC 310-30 loans	$361,806	$60,841	16.82%	$620,709	$76,661	12.35%	$1,058,092	$100,407	9.49%
Non 310-30 loans (1)(2)(3)(4)	1,691,253	74,565	4.41%	1,133,895	62,387	5.50%	968,345	69,249	7.15%
Investment securities available-for-sale	1,655,730	31,887	1.93%	1,951,039	35,460	1.82%	1,785,785	42,590	2.38%
Investment securities held-to-maturity	588,909	16,764	2.85%	597,920	18,485	3.09%	516,490	17,752	3.44%
Other securities	25,855	1,206	4.66%	32,135	1,559	4.85%	31,796	1,535	4.83%
Interest earning deposits and securities purchased under agreements to resell	123,350	329	0.27%	362,854	923	0.25%	770,328	1,952	0.25%
Total interest earning assets(4)	$4,446,903	$185,592	4.17%	$4,698,552	$195,475	4.16%	$5,130,836	$233,485	4.55%
Cash and due from banks	57,763			60,922			69,129
Other assets	378,723			428,426			599,327
Allowance for loan losses	(15,460)			(12,690)			(12,531)
Total assets	$4,867,929			$5,175,210			$5,786,761
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,701,344	$4,323	0.25%	$1,719,507	$4,271	0.25%	$1,691,645	$5,482	0.32%
Time deposits	1,421,726	9,797	0.69%	1,607,676	12,122	0.75%	2,192,469	23,643	1.08%
Securities sold under agreements to repurchase	99,057	129	0.13%	84,354	121	0.14%	52,385	109	0.21%
Federal Home Loan Bank advances	9,975	164	1.64%	—	—	0.00%	—	—	0.00%
Total interest bearing liabilities	$3,232,102	$14,413	0.45%	$3,411,537	$16,514	0.48%	$3,936,499	$29,234	0.74%
Demand deposits	700,809			660,254			641,890
Other liabilities	74,327			64,666			114,374
Total liabilities	4,007,238			4,136,457			4,692,763
Shareholders’ equity	860,691			1,038,753			1,093,998
Total liabilities and shareholders’ equity	$4,867,929			$5,175,210			$5,786,761
Net interest income		$171,179			$178,961			$204,251
Interest rate spread			3.72%			3.68%			3.81%
Net interest earning assets	$1,214,801			$1,287,015			$1,194,337
Net interest margin(4)			3.85%			3.81%			3.98%
Ratio of average interest earning assets to average interest bearing liabilities	137.59%			137.73%			130.34%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Includes originated loans with average balances of $1.4 billion, $734.0 million, and $305.5 million, interest income of $58.1 million, $33.6 million, and $16.7 million and yields of 4.10%, 4.57%, and 5.48% for the years ended 2014, 2013, and 2012, respectively.

(3)
Non 310-30 loans include loans held-for-sale. Average balances during 2014, 2013, and 2012 were $3.1 million, $5.4 million, and $6.2 million, and interest income was $267 thousand, $329 thousand, and $368 thousand for the same periods, respectively.

(4)
Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $930 thousand, $0, and $0 for the years ended 2014, 2013, and 2012, respectively.

Net interest income totaled $170.2 million, $179.0 million, and $204.3 million for the years ended 2014, 2013, and 2012, respectively. On a fully tax equivalent basis, net interest income totaled $171.2 million, $179.0 million, and $204.3 million for the years ended 2014, 2013, and 2012, respectively. Average interest earning assets decreased $251.6 million, or 5.4%, from 2013, largely due to the successful repurchase of $119.4 million of our shares outstanding during 2014, coupled with a reduction in the investment portfolio. A one basis point widening in the yield on interest earning assets coupled with a three basis point decrease in the cost of interest bearing liabilities, resulted in a four basis point widening of the net interest margin to 3.85% (fully taxable equivalent) during 2014 compared to 2013.
Average loans comprised $2.1 billion, or 46.2%, of total average interest earning assets during 2014, compared to $1.8 billion, or 37.3%, during 2013, and $2.0 billion, or 39.5% during 2012. The continued resolution of the acquired non-strategic loan portfolio was more than offset by strong organic growth in the strategic loan portfolio during 2014. The yield on the ASC 310-30 loan portfolio was 16.82% during 2014, compared to 12.35% during 2013, and 9.49% during 2012. This increase in yield was attributable to the effects of the favorable life-to-date transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loan pools.
Average investment securities comprised 50.5% of total interest earning assets during 2014, compared to 54.2% during 2013, and 44.9% during 2012. The lower average balances were somewhat offset by a five basis point widening of the yields earned on the total investment portfolio during 2014. Short-term investments, comprised of the interest earning deposits and securities purchased under agreements to resell, also decreased substantially to 2.8% of interest earning assets during 2014, compared to 7.7% during 2013 and 15.0% during 2012. The decreases in the investment portfolio and short-term investments reflect the re-mixing of the interest-earning assets as we have utilized the run-off of the investment portfolio to fund loan originations and have reduced our short-term investments to fund significant share repurchases.
Average balances of interest bearing liabilities during 2014 declined $179.4 million to $3.2 billion from $3.4 billion during 2013, driven by a $186.0 million decrease in average time deposits and partially offset by a $14.7 million increase in securities sold under agreements to repurchase. During 2014, total interest expense related to interest bearing liabilities was $14.4 million, compared to $16.5 million during 2013 and $29.2 million during 2012. The $2.1 million decrease in interest expense from 2013 to 2014 was attributable to a combination of lower average balances of time deposits and lower rates paid on time deposits as we continued our strategy of transitioning high-priced time deposits to lower-cost transaction accounts coupled with our exit of the four California and 32 retirement center banking locations on December 31, 2013. We have increased our average transaction deposits (defined as total deposits less time deposits) and client repurchase agreements as a percentage of average total deposits and client repurchase agreements to 63.8% during 2014 from 60.5% during 2013. This strategy benefited the average cost of interest bearing liabilities, which decreased three basis points to 0.45% during 2014 from 0.48% during 2013.
The following table summarizes the changes in net interest income on a taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for 2014, 2013, and 2012 (in thousands):

	The year ended December 31, 2014			The year ended December 31, 2013
	compared to			compared to
	the year ended December 31, 2013			the year ended December 31, 2012
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(43,537)	$27,717	$(15,820)	$(54,019)	$30,273	$(23,746)
Non 310-30 loans(1)(2)(3)	24,573	(12,395)	12,178	9,109	(15,971)	(6,862)
Investment securities available-for-sale	(5,687)	2,114	(3,573)	3,003	(10,133)	(7,130)
Investment securities held-to-maturity	(257)	(1,464)	(1,721)	2,517	(1,784)	733
Other securities	(293)	(60)	(353)	16	8	24
Interest earning deposits and securities purchased under agreements to resell	(639)	45	(594)	(1,037)	8	(1,029)
Total interest income	$(25,840)	$15,957	$(9,883)	$(40,411)	$2,401	$(38,010)
Interest expense:
Interest bearing demand, savings and money market deposits	$(46)	$98	$52	$69	$(1,280)	$(1,211)
Time deposits	(1,281)	(1,044)	(2,325)	(4,409)	(7,112)	(11,521)
Securities sold under agreements to repurchase	19	(11)	8	46	(34)	12
Federal Home Loan Bank advances	164	—	164	—	—	—
Total interest expense	(1,144)	(957)	(2,101)	(4,294)	(8,426)	(12,720)
Net change in net interest income	$(24,696)	$16,914	$(7,782)	$(36,117)	$10,827	$(25,290)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Non 310-30 loans include loans held-for-sale. Average balances during 2014 and 2013 were $3.1 million and $5.4 million, and interest income was $267 thousand and $329 thousand for the same periods, respectively.

(3)
Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $930 thousand and $0 for the years ended 2014 and 2013, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated (in thousands):

	For the three months ended
	December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
Non-interest bearing demand	$728,345	0.00%	$715,198	0.00%	$691,851	0.00%	$667,009	0.00%	$676,959	0.00%
Interest bearing demand	372,085	0.08%	375,761	0.08%	389,187	0.08%	394,452	0.09%	379,052	0.09%
Money market accounts	1,055,280	0.32%	1,062,060	0.32%	1,078,682	0.32%	1,098,041	0.32%	1,097,009	0.32%
Savings accounts	250,129	0.22%	251,871	0.23%	254,242	0.24%	224,145	0.18%	191,592	0.12%
Time deposits	1,375,779	0.70%	1,412,916	0.69%	1,435,155	0.69%	1,464,120	0.68%	1,544,223	0.70%
Total average deposits	$3,781,618	0.37%	$3,817,806	0.37%	$3,849,117	0.37%	$3,847,767	0.37%	$3,888,835	0.38%
Provision for Loan Losses
The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $7.6 million on purchased non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.
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

	For the years ended December 31,
	2014	2013	2012
Provision for impairment (recoupment) of loans accounted for under ASC 310-30	$(520)	$769	$19,018
Provision for loan losses	6,729	3,527	8,977
Total provision for loan losses	$6,209	$4,296	$27,995
Provision for loan loss expense was $6.2 million during 2014, compared to $4.3 million during 2013, an increase of $1.9 million. The increase was primarily due to loan growth in our non ASC 310-30 loan portfolio as credit quality remained strong and net-charge offs on non ASC 310-30 loans were significantly lower at 0.06% during 2014 compared to 0.27% during 2013.
During 2014 and 2013, we recouped $0.5 million and recorded $0.8 million, respectively, of provision for loan losses for loans accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. The net recoupments on loans accounted for under ASC 310-30 reflect $0.6 million in recoupments during 2014 across several loan pools. Decreased expected future cash flows in our consumer pools were more than offset by provision recoupments and resulted in the net recoupment for the year. The decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed.
The net provision for impairment on loans accounted for under ASC 310-30 during 2013 reflect $1.3 million of provision recoupment as a result of increased cash flows primarily across the commercial real estate state pool. Decreases in expected future cash flows, which result in a charge to the provision for loan losses, were experienced by the commercial, residential real estate, and agriculture pools and totaled $2.1 million. The provision recoupment of $1.3 million, when coupled with the impairment of $2.1 million related to decreased expected future cash flows, resulted in the net provision of $0.8 million for 2013.
Non-Interest Income (Expense)
The table below details the components of non-interest income during 2014, 2013, and 2012, respectively (in thousands):

	For the years ended December 31,
	2014	2013	2012
FDIC indemnification asset amortization	$(27,741)	$(18,960)	$(13,820)
FDIC loss sharing income (expense)	(8,862)	2,811	12,069
Service charges	15,430	15,955	17,392
Bank card fees	10,123	9,956	9,699
Gain on sale of mortgages, net	1,000	1,358	1,214
Gain on sale of securities, net	—	—	674
Other non-interest income	3,810	2,901	2,912
Gain on previously charged-off acquired loans	737	1,339	4,298
OREO related write-ups and other income	3,807	4,817	2,941
Total non-interest income (expense)	$(1,696)	$20,177	$37,379
Year ended 2014
Non-interest income for 2014 was a negative $1.7 million compared to $20.2 million during 2013, a decrease of $21.9 million. The decrease was largely due to $20.5 million lower FDIC loss-share related income. An additional $8.8 million of non-cash FDIC indemnification asset amortization and an $11.7 million decline in other FDIC loss-sharing income (expense) from the same period in 2013 was the result of improved performance of the underlying covered assets coupled with higher OREO gains, both of which resulted in lower expected reimbursements from the FDIC. Most of the FDIC covered assets are accounted for in the ASC 310-30 loan pools and the benefit of the increased client cash flows is primarily captured in the corresponding increased accretion rates on ASC 310-30 loans.
FDIC loss sharing income (expense) represents the income recognized in connection with the actual reimbursement of costs/recoveries related to the resolution of covered assets by the FDIC. FDIC loss sharing income (expense) activity during 2014, 2013, and 2012 was as follows (in thousands):

	For the years ended December 31,
	2014	2013	2012
Clawback liability amortization	$(1,364)	$(1,259)	$(1,377)
Clawback liability remeasurement	(2,509)	65	100
Reimbursement to FDIC for gain on sale of and income from covered OREO	(10,053)	(5,235)	(3,457)
Reimbursement to FDIC for recoveries	(193)	(87)	(3)
FDIC reimbursement of covered asset resolution costs	5,257	9,327	16,806
FDIC loss sharing income (expense)	$(8,862)	$2,811	$12,069
Other FDIC loss sharing income (expense) contributed to a decrease of $11.7 million to total non-interest income for 2014 from 2013. Other FDIC loss sharing income (expense) was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $5.3 million during 2014, offset with reimbursements to the FDIC for gains on sales of and income from covered OREO of $10.1 million. The activity in the FDIC loss sharing income line fluctuates based on specific loan and OREO workout circumstances and may not be consistent from period to period.
Banking-related non-interest income (excludes FDIC-related non-interest income, gain on previously charged-off acquired loans and OREO related income) totaled $30.4 million during 2014, and increased $0.2 million from the same period in 2013. Service charges, which represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts, decreased $0.5 million, or 3.3%, during 2014 compared to 2013. The decrease was largely due to declines in NSF/overdraft charges. Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. Bank card fees totaled $10.1 million during 2014 and $10.0 million during 2013, an increase of 1.7% for the respective periods.
Gain on previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor bank prior to takeover by the FDIC. During 2014, these gains were $0.7 million, compared to $1.3 million during the same period in the prior year.
OREO related write-ups and other income include rental income and insurance proceeds received on OREO properties and write-ups to the fair-value of collateral that exceed the loan balance at the time of foreclosure. During 2014 and 2013, this income totaled $3.8 million and $4.8 million, respectively.
Years ended 2013 and 2012
Non-interest income for 2013 totaled $20.2 million compared to $37.4 million during 2012. We recognized amortization of $19.0 million during 2013 and $13.8 million during 2012, related to the FDIC indemnification asset. The amortization resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the remaining expected lives of the underlying covered loans as an adjustment to yield.
Other FDIC loss sharing income in our statement of operations was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $9.3 million and $16.8 million during 2013 and 2012, respectively, offset with reimbursements to the FDIC for gains on sales of and income from covered OREO of $5.2 million and $3.5 million, coupled with the clawback liability remeasurement and clawback liability amortization of $1.2 million and $1.3 million, for the aforementioned periods. The activity in the FDIC loss sharing income line fluctuates based on specific loan and OREO workout circumstances and may not be consistent from period to period.
Service charges represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts. Service charges decreased $1.4 million, or 8.3%, during 2013 compared to 2012. The decrease was largely due to declines in NSF charges.
Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. Bank card fees increased slightly to $10.0 million during 2013, as compared to $9.7 million during 2012.
Gain on previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor bank prior to takeover by the FDIC. During 2013, these gains totaled $1.3 million, compared to $4.3 million during 2012.
OREO related write-ups and other income include rental income and insurance proceeds received on OREO properties and write-ups to the fair-value of collateral that exceeded the loan balance at the time of foreclosure. During 2013, OREO related write-ups and other income totaled $4.8 million compared to $2.9 million during 2012. The primary reason for the increase was a $1.9 million increase in collective rent income and insurance proceeds.
Non-Interest Expense
The table below details non-interest expense for the periods presented (in thousands):

	For the years ended December 31,
	2014	2013	2012
Salaries and benefits	$82,834	$90,002	$94,111
Occupancy and equipment	25,101	24,700	20,558
Telecommunications and data processing	11,927	13,073	14,857
Marketing and business development	4,571	5,280	5,540
FDIC deposit insurance	4,130	4,122	4,731
ATM/debit card expenses	3,079	4,262	4,269
Professional fees	3,257	3,734	11,156
Supplies and printing	963	1,575	2,967
Other non-interest expense	9,508	11,061	9,761
(Gain) loss from change in fair value of warrant liability	(2,953)	820	(1,385)
Intangible asset amortization	5,344	5,346	5,344
Other real estate owned expenses (income)	(5,350)	10,957	20,313
Problem loan expenses	3,482	5,644	8,532
Contract termination expenses	4,110	—	—
Banking center closure related expenses	—	3,389	—
Initial public offering related expenses	—	—	7,974
Acquisition related costs	—	—	870
Total non-interest expense	$150,003	$183,965	$209,598
Year ended 2014
Non-interest expense totaled $150.0 million during 2014 compared to $184.0 million for 2013, a decrease of $34.0 million, or 18.5%. Operating expenses, which exclude OREO expenses, problem loan expense, the impact from the change in the warrant liability, contract termination expenses, and banking center closure related expenses, totaled $150.7 million and decreased $12.4 million, or 7.6%, from 2013. We have been focused on operational streamlining and continue to seek additional efficiencies, particularly through vendor consolidations and contract negotiations. Salaries and benefits is our largest component of non-interest expense and totaled $82.8 million in 2014, compared to $90.0 million for 2013. The 8.0% decrease in salaries and benefits during 2014 was attributable to a decrease in salaries as a result of efficiency initiatives and the exits of the California banking centers and limited-service retirement centers at December 31, 2013.
Occupancy and equipment expense totaled $25.1 million for 2014, an increase of $0.4 million over 2013. The increase over the prior period was primarily due to software licensing.
 Marketing and business development expense totaled $4.6 million for 2014, compared to $5.3 million during 2013. The decrease of $0.7 million from 2013 was due to reduced levels of marketing campaigns.
Significant components of our non-interest expense are problem loan expenses and OREO related expenses. We incur these expenses in connection with the resolution process of our acquired problem loan portfolios. During 2014, we incurred $3.5 million of problem loan expense, a decrease of $2.2 million, or 38.3%, from 2013. Of these $3.5 million in problem loan expenses incurred during 2014, $2.6 million were covered by loss sharing agreements with the FDIC. Other real estate owned expenses (income) resulted in net income of $5.4 million during 2014, an increase in income of $16.3 million compared to 2013, primarily because of gains on sales of other real estate owned. Included in this $5.4 million of other real estate owned expenses (income) was $5.2 million of covered expenses related to OREO properties and a net $11.9 million of covered gains on sale of other real estate owned. Collectively, these OREO and problem loan expenses decreased $18.5 million from 2013. The overall decline of the volume of problem assets is a result of persistent workout efforts on the acquired problem loan portfolio.

Years ended 2013 and 2012
Non-interest expense totaled $184.0 million during 2013, compared to $209.6 million during 2012. During 2012, we incurred certain expenses in connection with our initial public offering. We did not sell new shares in our initial public offering, and as a result, none of those expenses were offset against any proceeds, but were expensed. Such expenses included underwriting discounts and related fees, listing fees on the New York Stock Exchange and related registration and filing fees, legal and account expenses. These expenses totaled approximately $8.0 million during 2012. Additionally, we incurred,$4.9 million stock-based compensation on awards that had a public listing vesting requirement.
Salaries and benefits totaled $90.0 million during 2013, compared to $94.1 million for 2012. The 4.4% decrease was primarily due to an $8.2 million decrease in stock-based compensation expense during 2013 compared to 2012. Stock-based compensation expense during 2012 was elevated because we incurred $4.9 million of stock-based compensation expense related to our initial public offering.
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
Income taxes
Income taxes are accounted for in accordance with ASC 740, Income Taxes. Under this guidance, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. ASC 740 requires the establishment of a valuation allowance against the net deferred tax asset unless it is more-likely-than-not that the tax benefit of the deferred tax asset will be realized. For purposes of projecting whether the deferred tax asset will be realized, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax planning strategies varies, adjustments to the carrying value of the deferred tax assets may be required. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Certain stock-based compensation awards have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share prices of the Company's stock that is required for vesting range from $25.00 to $34.00 per share. The strike prices for options range from $18.09 to $20.54, with a large portion of the awards having strike prices of $20.00. Due to our current stock price, these stock-based compensation awards may expire unexercised or may be exercised at an intrinsic value that is less than the fair value recorded at the time of grant, and therefore, the related tax benefits may not be realizable in future periods. In this case, upon the expiration or exercise (or forfeiture in the case of the restricted stock with market-based vesting criteria) of these awards, any related remaining deferred tax asset would be written off through a charge to income tax expense. In particular, certain awards granted to former executives are expected to expire in 2015 and may result in the write-off of the related deferred tax asset of up to $2.0 million, with the majority of these awards expiring in the second quarter of 2015. Similar expirations resulted in the write-off of $1.0 million of deferred tax assets to income tax expense in

2014. As of December 31, 2014, we had $13.5 million of deferred tax assets related to stock-based compensation, $9.7 million of which is associated with executive officers still employed by the Company.
ASC 740 also requires the projected realization of tax benefits related to uncertain tax positions to be evaluated based upon the likelihood of successfully defending those positions. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Interest and penalties on uncertain tax positions are recognized as a component of other non-interest expense. If our assessment of whether a tax position meets or no longer meets the more likely than not threshold were to change, adjustments to income tax benefits may be required. As of December 31, 2014 and 2013, we have not identified any uncertain tax positions.
Income tax expense totaled $3.2 million for 2014, as compared to $4.0 million for 2013, and $4.6 million for 2012. These amounts equate to effective tax rates of 25.6%, 36.3%, and 113.4% for the respective periods.
The decrease in the effective tax rate for 2014 compared to 2013 was attributable to the non-taxable changes in the fair value of the warrant liability, continued increases in tax-exempt lending and a reduction in our state tax rate associated with tax planning implemented during the third quarter of 2014, somewhat offset by an increase in tax expense related to the write-off of deferred tax assets related to expired stock-based compensation. The decrease in the effective tax rate for 2013 compared to 2012 is primarily attributable to the non-deductibility of $8.0 million of initial public offering related charges incurred in 2012. Additional information regarding income taxes can be found in note 20 of our consolidated financial statements.
Our marginal tax rate (the rate we pay on each incremental dollar of earnings) is approximately 38%. However, our effective tax rate (income tax expense divided by income before income taxes) for a given period is driven largely by income and expense items that are non-taxable or non-deductible in the calculation of income tax expense. Due to the impact of the non-deductible expenses discussed above, our effective tax rate of 113.4% at December 31, 2012 was inflated and therefore not comparable to subsequent years.
In September 2013, the Internal Revenue Service enacted final guidance regarding the deduction and capitalization of expenditures related to tangible property ("tangible property regulations"). The tangible property regulations clarify and expand sections 162(a) and 263(a) of the Internal Revenue Code which relate to amounts paid to acquire, produce, or improve tangible property. Additionally, the tangible property regulations provide final guidance under section 167 of the Internal Revenue Code regarding accounting for, and retirement of, depreciable property and regulations under section 168 relating to the accounting for property under the Modified Accelerated Cost Recovery System. The tangible property regulations affect all taxpayers that acquire, produce, or improve tangible property, which includes the Company, and generally apply to taxable years beginning on or after January 1, 2014. We have evaluated the tangible property regulations and have determined the regulations will not have a material impact on our financial condition or results of operations.
Liquidity and Capital Resources
Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Cash and due from banks	$61,461	$67,420
Due from Federal Reserve Bank of Kansas City	185,463	107,894
Interest bearing bank deposits	10,055	14,146
Unencumbered investment securities, at fair value	1,651,395	2,177,239
Total	$1,908,374	$2,366,699
Cash and cash equivalents increased $67.5 million from December 31, 2013 to December 31, 2014, largely as a result of several OREO sales late in the fourth quarter and relatively flat loans, coupled with the cash provided by routine investment securities pay downs. Total on-balance sheet liquidity decreased $458.3 million from December 31, 2013 to December 31, 2014. The decrease was largely due to a reduction in unencumbered available-for-sale and held-to-maturity securities balances.
Our primary sources of funds are deposits from clients, prepayments and maturities of loans and investment securities, the sale of investment securities, FHLB advances and the funds provided from operations. As a member of the Des Moines FHLB, the Bank has access to term financing. During 2014, we borrowed $40.0 million from the Des Moines FHLB. During 2013, we entered into a master repurchase agreement with a large financial institution and we anticipate that, through this agreement, we would have access to a significant amount of liquidity. We anticipate having access to other third party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12 month period.
Our primary uses of funds are loan originations, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses, stock repurchases, and debt payments, particularly subsequent to acquisitions and share repurchases. For additional information regarding our operating, investing, and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.
Our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At December 31, 2014, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $2.0 billion at December 31, 2014, inclusive of pre-tax net unrealized losses of $5.3 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $4.0 million of pre-tax net unrealized gains at December 31, 2014. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of December 31, 2014, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.
Our capital outlays were $1.6 million during 2014, which were primarily for the general upkeep of our facilities and the purchase of software that will aid our associates as we grow our business. During 2013, we had $6.8 million of capital outlays that were primarily for the build out of our corporate headquarters in Greenwood Village, Colorado. During 2012, we had $41.1 million of capital outlays related to the development and implementation of an operating platform and the purchase of banking center assets from the FDIC subsequent to our acquisitions.
At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of December 31, 2014, $0.9 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.
We are members of the FHLB of Des Moines and hold $7.6 million of FHLB stock in order to meet the requirements of our membership agreement. Through this relationship, we have pledged qualifying loans allowing us to obtain additional liquidity through FHLB advances. These FHLB advances totaled $40.0 million at December 31, 2014, and we can obtain additional liquidity through FHLB advances if required.
NBH Bank is subject to specific dividend restrictions pursuant to the Operating Agreement with the OCC, which are further discussed under "Supervision and Regulation." At December 31, 2014, the holding company sources of funds were comprised of cash and cash equivalents on hand, which totaled $123.1 million. The holding company may seek to borrow funds and raise capital in the future, the success and terms of which will be subject to market conditions and other factors.
Our shareholders' equity is impacted by the retention of earnings, changes in unrealized gains on securities, net of tax, share repurchases and the payment of dividends. We have agreed to maintain capital levels of at least 10% tier 1 leverage ratio, 11% tier 1 risk-based capital ratio and 12% total risk-based capital ratio at NBH Bank under the OCC Operating Agreement. At December 31, 2014 and December 31, 2013, NBH Bank and the consolidated holding company exceeded all capital requirements to which they were subject.
During 2014, the Board of Directors authorized multiple programs to repurchase shares of the Company's common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. During 2014, we repurchased 6.1 million shares of our common stock at a weighted average price of $19.63, and all such shares are held as treasury shares. On February 11, 2015, our board of directors approved a new authorization to repurchase from time to time another $50.0 million of the Company’s common stock, which is expected to be purchased with excess cash. Subsequent to December 31, 2014 and through February 26, 2015, we repurchased an additional 1.7 million shares. These repurchases have brought our cumulative repurchases to 29.2% of shares outstanding since we started repurchasing our shares in early 2013, at a weighted average price of $19.50 per share. We believe that our repurchases could serve to offset any future share issuances for future acquisitions. On January 22, 2015, our board of directors declared a quarterly dividend of $0.05 per common share, payable on March 13, 2015 to shareholders of record at the close of business on February 27, 2015.

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
Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at December 31, 2014. During 2014, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate assets, even after adjusting our models for the excess capital deployment. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at December 31, 2014 and December 31, 2013:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	December 31, 2014	December 31, 2013
200	4.72%	4.09%
100	2.94%	2.32%
-50	-0.88%	-1.11%
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
The federal funds rate is the basis for overnight funding and the market expectations for changes in the federal funds rate influence the yield curve. The federal funds rate is currently at 0.00%-0.25% and has been since December 2008. Should interest rates decline further, net interest margin and net interest income would be compressed given the current mix of rate sensitive assets and liabilities.
As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have grown $66.5 million during 2014, and totaled 64.0% of total deposits at December 31, 2014 compared to 61.0% at December 31, 2013. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities
In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of December 31, 2014 and December 31, 2013, we had loan commitments totaling $485.5 million and $383.9 million, respectively, and standby letters of credit that totaled $10.0 million and $5.9 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.
Contractual Obligations
In addition to the financing commitments detailed above under “Off-Balance Sheet Activities,” in the normal course of business, we enter into contractual obligations that require future cash settlement. The following table summarizes the contractual cash obligations as of December 31, 2014 and the expected timing of those payments (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Federal Home Loan Bank advances	$—	$15,000	$10,000	$15,000	$40,000
Operating lease obligations	3,656	6,160	4,173	13,804	27,793
Purchase obligations	6,951	10,128	7,790	13,985	38,854
Time deposits	934,721	384,879	32,215	5,236	1,357,051
Clawback liability	—	—	—	36,338	36,338
Total	$945,328	$416,167	$54,178	$84,363	$1,500,036

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information required by this item is set forth on page 77 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Bank Holdings Corporation:

We have audited the accompanying consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bank Holdings Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Denver, Colorado
February 27, 2015

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2014 and 2013
(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$61,461	$67,420
Due from Federal Reserve Bank of Kansas City	185,463	107,894
Interest bearing bank deposits	10,055	14,146
Cash and cash equivalents	256,979	189,460
Investment securities available-for-sale (at fair value)	1,479,214	1,785,528
Investment securities held-to-maturity (fair value of $534,637 and $636,405 at December 31, 2014 and December 31, 2013, respectively)	530,590	641,907
Non-marketable securities	27,045	31,663
Loans (including covered loans of $193,697 and $309,397 at December 31, 2014 and December 31, 2013, respectively)	2,162,409	1,854,094
Allowance for loan losses	(17,613)	(12,521)
Loans, net	2,144,796	1,841,573
Loans held for sale	5,146	5,787
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, net	39,082	64,447
Other real estate owned	29,120	70,125
Premises and equipment, net	106,341	115,219
Goodwill	59,630	59,630
Intangible assets, net	16,883	22,229
Other assets	124,820	86,547
Total assets	$4,819,646	$4,914,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$732,580	$674,989
Interest bearing demand deposits	386,121	386,762
Savings and money market	1,290,436	1,280,871
Time deposits	1,357,051	1,495,687
Total deposits	3,766,188	3,838,309
Securities sold under agreements to repurchase	133,552	99,547
Federal Home Loan Bank advances	40,000	—
Due to FDIC	42,011	41,882
Other liabilities	43,320	36,585
Total liabilities	4,025,071	4,016,323
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 52,223,460 and 52,289,347 shares issued; 38,884,953 and 44,918,336 shares outstanding at December 31, 2014 and December 31, 2013, respectively	512	512
Additional paid in capital	993,212	990,216
Retained earnings	40,528	39,966
Treasury stock of 12,383,109 and 6,306,551 shares at December 31, 2014 and December 31, 2013, respectively, at cost	(245,516)	(126,146)
Accumulated other comprehensive income (loss), net of tax	5,839	(6,756)
Total shareholders’ equity	794,575	897,792
Total liabilities and shareholders’ equity	$4,819,646	$4,914,115
See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2014, 2013, 2012
(In thousands, except share and per share data)

	2014	2013	2012
Interest and dividend income:
Interest and fees on loans	$134,476	$139,048	$169,656
Interest and dividends on investment securities	48,651	53,945	60,342
Dividends on non-marketable securities	1,206	1,559	1,535
Interest on interest-bearing bank deposits	329	923	1,952
Total interest and dividend income	184,662	195,475	233,485
Interest expense:
Interest on deposits	14,120	16,393	29,125
Interest on borrowings	293	121	109
Total interest expense	14,413	16,514	29,234
Net interest income before provision for loan losses	170,249	178,961	204,251
Provision for loan losses	6,209	4,296	27,995
Net interest income after provision for loan losses	164,040	174,665	176,256
Non-interest income:
FDIC indemnification asset amortization	(27,741)	(18,960)	(13,820)
FDIC loss sharing income (expense)	(8,862)	2,811	12,069
Service charges	15,430	15,955	17,392
Bank card fees	10,123	9,956	9,699
Gain on sales of mortgages, net	1,000	1,358	1,214
Gain on sale of securities, net	—	—	674
Other non-interest income	3,810	2,901	2,912
Gain on previously charged-off acquired loans	737	1,339	4,298
OREO related write-ups and other income	3,807	4,817	2,941
Total non-interest income (expense)	(1,696)	20,177	37,379
Non-interest expense:
Salaries and benefits	82,834	90,002	94,111
Occupancy and equipment	25,101	24,700	20,558
Telecommunications and data processing	11,927	13,073	14,857
Marketing and business development	4,571	5,280	5,540
FDIC deposit insurance	4,130	4,122	4,731
ATM/debit card expenses	3,079	4,262	4,269
Professional fees	3,257	3,734	11,156
Supplies and printing	963	1,575	2,967
Other non-interest expense	9,508	11,061	9,761
(Gain) loss from the change in fair value of warrant liability	(2,953)	820	(1,385)
Intangible asset amortization	5,344	5,346	5,344
Other real estate owned expenses (income)	(5,350)	10,957	20,313
Problem loan expenses	3,482	5,644	8,532
Contract termination expenses	4,110	—	—
Banking center closure related expenses	—	3,389	—
Initial public offering related expenses	—	—	7,974
Acquisition related costs	—	—	870
Total non-interest expense	150,003	183,965	209,598
Income before income taxes	12,341	10,877	4,037
Income tax expense	3,165	3,950	4,580
Net income (loss)	$9,176	$6,927	$(543)
Income (loss) per share—basic	$0.22	$0.14	$(0.01)
Income (loss) per share—diluted	$0.22	$0.14	$(0.01)
Weighted average number of common shares outstanding:
Basic	42,404,609	50,790,410	52,214,175
Diluted	42,421,014	50,824,422	52,214,175
See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2014, 2013, 2012
(In thousands)

	2014	2013	2012
Net income (loss)	$9,176	$6,927	$(543)
Other comprehensive income, net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($9,694), $26,294, and $(75) for the years ended 2014, 2013, 2012, respectively.	15,765	(41,731)	83
Reclassification adjustment for net securities losses included in net income, net of tax benefit of $263 for the year ended 2012.	—	—	(411)
Reclassification adjustment for net unrealized holding gains on securities transferred between available-for-sale and held-to-maturity, net of tax expense of $15,159 for the year ended 2012.	—	—	(23,711)
	15,765	(41,731)	(24,039)
Net unrealized holding gains on securities transferred between available-for-sale to held-to-maturity:
Net unrealized holding gains on securities transferred, net of tax expense of $15,159 for the year ended 2012.	—	—	23,711
Less: amortization of net unrealized holding gains to income, net of tax benefit of $1,950, $3,567, and $3,571 for the years ended 2014, 2013, and 2012, respectively.	(3,170)	(5,598)	(6,121)
	(3,170)	(5,598)	17,590
Other comprehensive income (loss)	12,595	(47,329)	(6,449)
Comprehensive income (loss)	$21,771	$(40,402)	$(6,992)
See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Year Ended 2014, 2013, and 2012
(In thousands, except share and per share data)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total
Balance, December 31, 2011	$522	$994,705	$46,480	$—	$47,022	$1,088,729
Net loss	—	—	(543)	—	—	(543)
Stock-based compensation	—	13,078	—	—	—	13,078
Restricted stock vesting	1	—	—	—	—	1
Issuance under equity compensation plan	—	(1,589)	—	—	—	(1,589)
Repurchase of shares (240 shares)	—	—	—	(4)	—	(4)
Dividends paid ($0.05 per share)	—	—	(2,664)	—	—	(2,664)
Other comprehensive income	—	—	—	—	(6,449)	(6,449)
Balance, December 31, 2012	523	1,006,194	43,273	(4)	40,573	1,090,559
Net income	—	—	6,927	—	—	6,927
Stock-based compensation	—	4,861	—	—	—	4,861
Issuance under equity compensation plan	—	(256)	—	—	—	(256)
(Repurchase of 7,421,179 shares)/retirement of 7,421,419 treasury shares	(11)	(20,583)	—	(126,142)	—	(146,736)
Dividends paid ($.20 per share)	—	—	(10,234)	—	—	(10,234)
Other comprehensive loss	—	—	—	—	(47,329)	(47,329)
Balance, December 31, 2013	512	990,216	39,966	(126,146)	(6,756)	897,792
Net income	—	—	9,176	—	—	9,176
Stock-based compensation	—	3,572	—	—	—	3,572
Issuance under equity compensation plan	—	(576)	—	—	—	(576)
Repurchase of 6,076,558 shares	—	—	—	(119,370)	—	(119,370)
Dividends paid ($.20 per share)	—	—	(8,614)	—	—	(8,614)
Other comprehensive income	—	—	—	—	12,595	12,595
Balance, December 31, 2014	$512	$993,212	$40,528	$(245,516)	$5,839	$794,575
See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013, 2012
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$9,176	$6,927	$(543)
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	6,209	4,296	27,995
Depreciation and amortization	15,930	15,833	12,300
Gain on sale of securities, net	—	—	(674)
Current income tax receivable	10,815	(20,498)	(17,825)
Deferred income tax asset	(15,776)	(1,618)	(23,233)
Discount accretion, net of premium amortization on securities	5,010	8,285	17,459
Loan accretion	(63,881)	(85,447)	(120,034)
Net gain on sale of mortgage loans	(1,000)	(1,358)	(1,214)
Origination of loans held for sale, net of repayments	(44,490)	(58,391)	(52,965)
Proceeds from sales of loans held for sale	45,584	57,947	49,312
Amortization of indemnification asset	27,741	18,960	13,820
Gain on the sale of other real estate owned, net	(13,126)	(6,953)	(9,563)
Impairment on other real estate owned	2,103	10,349	20,215
Impairment on fixed assets related to banking center closures	—	2,531	—
Gain on sale of fixed assets	(123)	—	—
Stock-based compensation	3,572	4,861	13,078
Increase (decrease) in due to FDIC, net	129	10,611	(36,701)
Decrease in other assets	2,737	945	2,143
Increase (decrease) in other liabilities	6,628	7,142	(24,407)
Net cash used in operating activities	(2,762)	(25,578)	(130,837)
Cash flows from investing activities:
Purchase of Federal Home Loan Bank of Des Moines stock	(952)	—	(4,018)
Proceeds from redemption of Federal Home Loan Bank of Des Moines stock	—	1,333	139
Proceeds from redemption of Federal Reserve Bank stock	5,570	—	—
Sales of investment securities available-for-sale	—	—	20,794
Maturities of investment securities held-to-maturity	105,594	178,420	176,650
Maturities of investment securities available-for-sale	327,368	549,857	493,224
Purchase of investment securities held-to-maturity	—	(251,792)	(2,234)
Purchase of investment securities available-for-sale	—	(693,881)	(1,131,749)
Net (increase) decrease in loans	(253,102)	(26,648)	454,296
Purchase of premises and equipment, net	(1,585)	(6,801)	(41,077)
Purchase of bank-owned life insurance	(43,800)	—	—
Proceeds from sales of loans	3,607	44,958	—
Proceeds from sales of other real estate owned	56,519	61,260	102,941
(Decrease) increase in FDIC indemnification asset	(2,376)	62,807	63,368
Net cash provided by (used in) investing activities	196,843	(80,487)	132,334
Cash flows from financing activities:
Net decrease in deposits	(72,121)	(362,410)	(862,334)
Increase in repurchase agreements	34,005	45,862	6,088
Advances from the Federal Home Loan Bank of Des Moines	40,000	—	—
Issuance under equity compensation plan	(576)	(256)	(1,588)
Payment of dividends	(8,507)	(10,139)	(2,616)
Repurchase of shares	(119,370)	(146,736)	(4)
Excess tax benefit on stock-based compensation	7	24	—
Net cash used in financing activities	(126,562)	(473,655)	(860,454)
Increase (decrease) in cash and cash equivalents	67,519	(579,720)	(858,957)
Cash and cash equivalents at beginning of the year	189,460	769,180	1,628,137
Cash and cash equivalents at end of period	$256,979	$189,460	$769,180
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,863	$17,694	$36,012
Cash paid during the period for taxes	$8,119	$26,211	$45,652
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$4,491	$39,973	$82,444
FDIC submissions transferred to (other liabilities) other assets	$(5,673)	$17,605	$135,213
Available-for-sale investment securities transferred to investment securities held-to-maturity	$—	$—	754,063
Loans purchased but not settled	$10,038	$5,063	$—
See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 1 Basis of Presentation
National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in June 2009 with the intent to acquire and operate financial services franchises and other complementary businesses in targeted markets. The Company is headquartered immediately south of Denver, in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, N.A. (the "Bank"). The Company provides a variety of banking products to both commercial and consumer clients through a network of 97 banking centers located in Colorado, the greater Kansas City area and Texas, and through online and mobile banking products.
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
December 31, 2014, 2013, and 2012

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
d) Non-marketable securities—Non-marketable securities include Federal Reserve Bank ("FRB") stock and Federal Home Loan Bank ("FHLB") stock. These securities have been acquired for debt or regulatory purposes and are carried at cost.
e) Loans receivable— Loans receivable include loans originated by the Company and loans that are acquired through acquisitions. Loans originated by the Company are carried at the principal amount outstanding, net of premiums, discounts, unearned income, and deferred loan fees and costs. Acquired loans are initially recorded at fair value and are accounted for under either Accounting Standards Codification (“ASC”) 310-30 (see additional information below) or ASC 310, Receivables. Non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, and fair value adjustments for acquired loans, are deferred and recognized over the remaining lives of the related loans in accordance with ASC 310-20.

Acquired loans are recorded at their estimated fair value at the time of acquisition and accounted for under either ASC 310-30 or ASC 310. Estimated fair values of acquired loans were based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, the expected timing of cash flows, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Acquired loans were grouped together according to similar characteristics such as type of loan, loan purpose, geography, risk rating and underlying collateral and were treated as distinct pools when applying various valuation techniques and, in certain circumstances, for the ongoing monitoring of the credit quality and performance of the pools. Each pool is accounted for as a single loan for which the integrity is maintained throughout the life of the asset. Discounts created when the loans are recorded at their estimated fair values at acquisition are accreted over the remaining term of the loan as an adjustment to the related loan’s yield. Similar to originated loans described below, the accrual of interest income on acquired loans that are not accounted for under ASC 310-30 is discontinued when the collection of principal or interest, in whole or in part, is doubtful.

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
December 31, 2014, 2013, and 2012

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

Loans acquired in FDIC assisted transactions that are covered under loss sharing agreements are referred to as covered loans. Pursuant to the terms of the loss sharing agreements, the FDIC will reimburse the Company for a percentage of losses on covered assets up to stated loss thresholds during the stated loss sharing coverage period. The Company must reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Company a reimbursement under loss sharing agreements and for certain recoveries or gains realized during the recovery sharing periods, which generally last longer than the loss sharing coverage periods.

Loans receivable accounted for under ASC 310-30
The Company accounts for and evaluates acquired loans in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. When loans exhibit evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in future cash flows, as compared to the contractual amount due, is recognized as a non-accretable difference. Any excess of expected cash flows over the acquisition date fair value is known as the accretable yield, and is recognized as accretion income over the life of each pool. Contractual fees not expected to be collected are not included in ASC 310-30 contractual cash flows. Should fees be subsequently collected, the cash flows are accounted for as non 310-30 fee income in the period they are received. Loans that are accounted for under ASC 310-30 that meet the criteria for non-accrual of interest at the time of acquisition or subsequent to acquisition, may be considered performing, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected.

The expected cash flows of loans accounted for under ASC 310-30 are periodically remeasured utilizing the same cash flow methodology used at the time of acquisition and subsequent decreases to the expected cash flows will generally result in a provision for loan losses charge to the Company’s consolidated statements of operations. Any increases to the cash flow projections are recognized on a prospective basis through an increase to the pool’s accretion income over its remaining life once any previously recorded provision expense has been reversed. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.
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
g) Allowance for loan losses—The allowance for loan losses (“ALL”) represents management’s estimate of probable credit losses inherent in loans, including acquired and covered loans to the extent necessary, as of the balance sheet date. The determination of the ALL takes into consideration, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan losses, the estimated loss emergence period, estimated default rates, any declines in cash flow assumptions from acquisition, loan structures, growth factors and other elements that warrant recognition. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the ALL. Such agencies may require the Company to recognize additions to the ALL or increases to adversely graded classified loans based on their judgments about information available to them at the time of their examinations.
The Company uses an internal risk rating system to indicate credit quality in the loan portfolio. The risk rating system is applied to all loans and uses a series of grades, which reflect management’s assessment of the risk attributable to loans based on an analysis of the borrower’s financial condition and ability to meet contractual debt service requirements. Loans that management

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

perceives to have acceptable risk are categorized as “Pass” loans. The “Special Mention” loans represent loans that have potential credit weaknesses that deserve management’s close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower’s ability to meet debt requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “Substandard” are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes the collection of payments in accordance with the terms of the loan agreement is highly questionable and improbable. Loans accounted for under ASC 310-30, despite being 90 days or more past due or internally adversely classified, may be classified as performing upon and subsequent to acquisition, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the carrying value of such loans is expected. Interest accrual is discontinued on doubtful loans and certain substandard loans that are excluded from ASC 310-30, as is more fully discussed in note 6.
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

The expected indemnification asset cash flows are remeasured in conjunction with the periodic remeasurement of cash flows on covered loans and covered OREO. Improvements in cash flow expectations on covered loans and covered OREO generally result in a related decline in the expected indemnification cash flows from the FDIC and are recognized immediately in earnings to the extent that they relate to a reversal of a previously recorded valuation allowance related to the covered assets. Any remaining decreases in expected cash flows are reflected prospectively as a negative yield adjustment on the indemnification asset consistent with the approach taken to recognize increases in expected cash flows on the covered loans accounted for under ASC 310-30.  Any prospective negative yield adjustment is amortized using the effective interest method in connection with the expected speed of future FDIC reimbursements and is limited to the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified assets.  This amortization is included in FDIC indemnification asset amortization in the consolidated statements of operations.

Conversely, declines in cash flow expectations on covered loans and covered OREO generally result in an increase in the expected indemnification asset cash flows from the FDIC and are reflected as both a decrease in the FDIC indemnification asset

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

amortization and an increase to the balance of the indemnification asset in the current period. As indemnified assets are resolved, the indemnification asset is reduced by the amount claimed by us from the FDIC and a corresponding claim receivable is recorded in other assets in the consolidated statements of financial condition until cash is received from the FDIC. Depending on the timing of claims and covered asset resolution, the Company may also owe payments to the FDIC for the recovery of prior claims.  The liability for these payments is recorded in other liabilities in the consolidated statements of financial condition until cash is paid to the FDIC.
i) Clawback liability—A clawback liability is recorded to reflect the contingent liability assumed in an FDIC-assisted transaction whereby the Company is obligated to refund a portion of cash received from the FDIC at acquisition in the event that losses do not reach a specified threshold, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. Such a liability is considered to be contingent consideration as it requires a payment by the Company to the FDIC in the event that certain contingencies are met. The clawback liability was recorded at its acquisition date fair value and is included in due to FDIC in the accompanying statements of financial condition. The clawback liability is remeasured at each reporting period and any changes are reflected in both the carrying amount of the clawback liability and the related amortization that is recognized through other FDIC loss sharing income in the consolidated statements of operations until the contingency is resolved.
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
k) Premises and equipment—With the exception of premises and equipment acquired through business combinations, which are initially measured and recorded at fair value, purchased land is stated at cost, and buildings and equipment are carried at cost, including capitalized interest when appropriate, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. The Company generally assigns depreciable lives of 39 years for buildings, 7 to15 years for building improvements, and 3 to 7 years for equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease terms. Maintenance and repairs are charged to non-interest expense as incurred. The Company reviews premises and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount. In the case of a property that is subject to an operating lease that the Company no longer expects to use, a liability is recorded equal to the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. A ratable portion of the sublease allocation is then expensed until the property is subleased.
l) Goodwill and intangible assets—Goodwill is established and recorded if the consideration given during an acquisition transaction exceeds the fair value of the net assets received. Goodwill has an indefinite useful life and is not amortized, but is evaluated annually for potential impairment, or when events or circumstances indicate a potential impairment. Such events or circumstances may include deterioration in general economic conditions, deterioration in industry or market conditions, an increased competitive environment, a decline in market-dependent multiples or metrics, declining financial performance, entity-specific events or circumstances or a sustained decrease in share price (either in absolute terms or relative to peers). The Company first evaluates potential impairment of goodwill by comparing the fair value of the reporting unit to its carrying amount. Any excess of carrying value over fair value would indicate a potential impairment and the Company would proceed to perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. Intangible assets that have finite useful lives, such as core deposit intangibles, are amortized over their estimated useful lives. The Company’s core deposit intangible assets represent the value of the anticipated future cost savings that will result from the acquired core deposit relationships versus an alternative source of funding.
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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

m) Other real estate owned—OREO consists of property that has been foreclosed on or repossessed by deed in lieu of foreclosure. The assets are initially recorded at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL. Subsequent downward valuation adjustments, if any, in addition to gains and losses realized on sales and net operating expenses, are recorded in other non-interest expense, while any subsequent write-ups are recorded in non-interest income. Costs associated with maintaining property, such as utilities and maintenance, are charged to expense in the period in which they occur, while costs relating to the development and improvement of property are capitalized to the extent the balance does not exceed fair value. All OREO acquired through acquisition is recorded at fair value, less cost to sell, at the date of acquisition. The Company’s loss sharing agreements with the FDIC cover losses and expenses incurred on OREO resulting from the covered assets in the Hillcrest Bank and Community Banks of Colorado transactions in the same manner, and are included in the same loss thresholds for the same coverage periods, as the covered loans.
n) Bank owned life insurance— The Company purchased bank-owned life insurance ("BOLI") policies on certain associates of the Company. The Company is the owner and beneficiary of these policies. The BOLI is carried at net realizable value with changes in net realizable value recorded in non-interest income.
o) Securities purchased under agreements to resell and securities sold under agreements to repurchase—The Company periodically enters into purchases or sales of securities under agreements to resell or repurchase as of a specified future date. The securities purchased under agreements to resell are accounted for as collateralized financing transactions and are reflected as an asset in the consolidated statements of financial condition. The securities pledged by the counterparties are held by a third party custodian and valued daily. The Company may require additional collateral to ensure full collateralization for these transactions. The repurchase agreements are considered financing agreements and the obligation to repurchase assets sold is reflected as a liability in the consolidated statements of financial condition of the Company. The repurchase agreements are collateralized by debt securities that are under the control of the Company.
p) Stock-based compensation—The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company grants stock-based awards including stock options and restricted stock. Stock option grants are for a fixed number of common shares and are issued to associates and directors at exercise prices which are not less than the fair value of a share of stock at the date of grant. The options vest over a time period stated in each option agreement and may be subject to other performance vesting conditions, which require the related compensation expense to be recorded ratably over the requisite service period starting when such conditions become probable. Certain stock options contain vesting conditions that were tied to the Company’s shares becoming publicly listed on a national exchange. Restricted stock is granted for a fixed number of shares, the transferability of which is restricted until such shares become vested according to the terms in the award agreement. Restricted shares may have multiple vesting qualifications which can include time vesting of a set portion of the restricted shares, performance criterion, such as a qualified investment transaction, market criteria that are tied to specified market conditions of the Company’s common stock price and/or vesting tied to the Company’s shares becoming publicly listed on a national exchange.
The fair value of awards is measured using either a Black-Scholes model or a Monte Carlo simulation model, depending on the vesting requirement of each grant. Compensation expense for the portion of the awards that contain a market vesting condition is recognized over the derived service period based on the fair value of the awards on the grant date. Compensation expense for the portion of the awards that contain performance and service vesting conditions is recognized over the requisite service period based on the fair value of the awards on the grant date. In accordance with ASC 718, the Company recognized compensation expense on the grants that have vesting requirements tied to the Company’s shares becoming listed on a national exchange subsequent to that vesting requirement being met. The amortization of stock-based compensation reflects any estimated forfeitures and the expense realized in subsequent periods may be adjusted to reflect the actual forfeitures realized. The outstanding stock options carry a maximum contractual term of 10 years and restricted shares carry contractual terms that range from 7-10 years, with certain awards having no defined contractual term. To the extent that any award is forfeited, surrendered, terminated, expires, or lapses without being exercised, the shares of stock subject to such award not delivered as a result thereof are again made available for awards under the Plan.

q) Warrants—The Company issued warrants to certain lead shareholders. The warrants are for a fixed number of shares and expire ten years from the date of issuance. If exercised, the Company must settle the warrants in its own stock. The exercise price and the number of warrants are subject to certain down-round provisions, whereby certain subsequent equity issuances at a price below the existing exercise price will result in a downward adjustment to the exercise price and an increase to the number of warrants, and as a result, the warrants are classified as a liability in the Company’s consolidated statements of financial condition. The Company is required to revalue the warrants at the end of each reporting period and any change in fair

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

value is reported in the statements of operations as other non-interest expense in the period in which the change occurred. The fair value of the warrants is calculated using a Black-Scholes model.
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
s) Income (loss) per share — The Company applies the two-class method of computing income (loss) per share as certain of the Company's restricted shares are entitled to non-forfeitable dividends and are therefore considered to be a class of participating securities. The two-class method allocates income (loss) according to dividends declared and participation rights in undistributed income (loss). Basic income (loss) per share is computed by dividing income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing income (loss) allocated to common shareholders by the weighted average common shares outstanding during the period, plus amounts representing the dilutive effect of stock options outstanding, certain unvested restricted shares, warrants to issue common stock, or other contracts to issue common shares (“common stock equivalents”). Common stock equivalents are excluded from the computation of diluted earnings (loss) per common share in periods in which they have an anti-dilutive effect.
t) Derivatives — The Company carries all derivatives on the statement of financial condition at fair value. All derivative instruments are recognized as either assets or liabilities depending on the rights or obligations under the contracts. All gains and losses on the derivatives due to changes in fair value are recognized in earnings each period.
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
December 31, 2014, 2013, and 2012

Early adoption is permitted. Adoption of this amendment can be made using either a modified retrospective transition method or a prospective transition method. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

Revenue from Contracts with Customers - In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This update supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The new guidance stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides specific steps that entities should apply in order to achieve this principle. The amendments are effective for interim and annual periods beginning January 1, 2017 and must be applied retrospectively. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.
Note 4 Investment Securities
The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $2.0 billion at December 31, 2014 and $2.4 billion at December 31, 2013. Included in the aforementioned $2.0 billion were $1.5 billion of available-for-sale securities and $0.5 billion of held-to-maturity securities.
Available-for-sale
Available-for-sale investment securities are summarized as follows as of the dates indicated (in thousands):

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Asset backed securities	$—	$—	$—	$—
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	395,244	9,014	(43)	404,215
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,088,834	7,464	(21,718)	1,074,580
Other securities	419	—	—	419
Total	$1,484,497	$16,478	$(21,761)	$1,479,214

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Asset backed securities	$4,534	$3	$—	$4,537
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	490,321	7,670	(3,001)	494,990
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,320,998	10,764	(46,180)	1,285,582
Other securities	419	—	—	419
Total	$1,816,272	$18,437	$(49,181)	$1,785,528
At December 31, 2014 and December 31, 2013, mortgage-backed securities represented 100.0% and 99.7%, respectively, of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).
The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$17	$—	$89,749	$(43)	$89,766	$(43)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	88,854	(2,053)	667,368	(19,665)	756,222	(21,718)
Total	$88,871	$(2,053)	$757,117	$(19,708)	$845,988	$(21,761)

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$283,177	$(3,000)	$13	$(1)	$283,190	$(3,001)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	876,225	(44,101)	40,740	(2,079)	916,965	(46,180)
Total	$1,159,402	$(47,101)	$40,753	$(2,080)	$1,200,155	$(49,181)
Management evaluated all of the available-for-sale securities in an unrealized loss position and concluded that no OTTI existed at December 31, 2014 or December 31, 2013. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at December 31, 2014 were caused by changes in interest rates. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.
Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $274.4 million at December 31, 2014 and $177.6 million December 31, 2013. The increase in pledged available-for-sale investment securities was primarily attributable to an increase in average deposit account balances during 2014, an increase in pledged securities for derivative instruments, as well as an increase in securities pledged to the Federal Reserve Bank. Certain investment securities may also be pledged as collateral for the line of credit at the FHLB of Des Moines; however, no investment securities were pledged for this purpose at December 31, 2014 or December 31, 2013.
Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.5 years as of December 31, 2014 and 3.9 years as of December 31, 2013. This estimate is based on assumptions and actual results may differ. Other securities of $0.4 million have no stated contractual maturity date as of December 31, 2014.
Held-to-maturity
At December 31, 2014 and December 31, 2013, the Company held $530.6 million and $641.9 million of held-to-maturity

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated (in thousands):

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$422,622	$5,773	$(72)	$428,323
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	107,968	217	(1,871)	106,314
Total investment securities held-to-maturity	$530,590	$5,990	$(1,943)	$534,637

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$513,090	$175	$(1,776)	$511,489
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	128,817	104	(4,005)	124,916
Total investment securities held-to-maturity	$641,907	$279	$(5,781)	$636,405
The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$35,139	$(72)	$35,139	$(72)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	75,139	(1,871)	75,139	(1,871)
Total	$—	$—	$110,278	$(1,943)	$110,278	$(1,943)

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

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
Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at December 31, 2014 or December 31, 2013. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at December 31, 2014 were caused by changes in interest rates. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.
The carrying value of held-to-maturity investment securities pledged as collateral totaled $88.3 million and $68.5 million at December 31, 2014 and December 31, 2013, respectively.
Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of December 31, 2014 and December 31, 2013 was 3.4 years and 3.8 years, respectively. This estimate is based on assumptions and actual results may differ.
Note 5 Non-marketable Securities
Non-marketable securities include Federal Reserve Bank stock and FHLB stock. At December 31, 2014, the Company held $19.5 million of Federal Reserve Bank stock, $7.5 million of FHLB Des Moines stock, and $0.1 million of FHLB San Francisco stock, for regulatory or debt facility purposes. At December 31, 2013, the Company held $25.0 million of Federal Reserve Bank stock, $6.4 million of FHLB Des Moines stock, and $0.3 million of FHLB San Francisco stock.
This stock is restricted and is carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost. Management evaluated all of the non-marketable securities and concluded that no OTTI existed at December 31, 2014 or December 31, 2013.
Note 6 Loans
The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions of Bank of Choice and Community Banks of Colorado in 2011, and Hillcrest Bank and Bank Midwest in 2010. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transactions are covered by loss sharing agreements with the FDIC, and covered loans are presented separately from non-covered loans due to the FDIC loss sharing agreements associated with these loans. Covered loans comprised 9.0% of the total loan portfolio at December 31, 2014, compared to 16.7% of the total loan portfolio at December 31, 2013.
The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30 Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality and loans not accounted for under this guidance, which includes our originated loans. The table also shows the amounts covered by the FDIC loss sharing agreements as of December 31, 2014 and December 31, 2013. The carrying value of loans are net of discounts on loans excluded from Accounting Standards Codification (“ASC”) Topic 310-30, and fees and costs of $10.5 million and $13.3 million

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

as of December 31, 2014 and December 31, 2013, respectively (in thousands):

	December 31, 2014
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$22,956	$772,440	$795,396	36.8%
Agriculture	19,063	118,468	137,531	6.4%
Commercial real estate	192,330	369,264	561,594	26.0%
Residential real estate	40,761	591,939	632,700	29.2%
Consumer	4,535	30,653	35,188	1.6%
Total	$279,645	$1,882,764	$2,162,409	100.0%
Covered	$160,876	$32,821	$193,697	9.0%
Non-covered	118,769	1,849,943	1,968,712	91.0%
Total	$279,645	$1,882,764	$2,162,409	100.0%

	December 31, 2013
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$61,511	$421,984	$483,495	26.1%
Agriculture	27,000	132,952	159,952	8.6%
Commercial real estate	291,198	283,022	574,220	31.0%
Residential real estate	63,011	536,913	599,924	32.3%
Consumer	8,160	28,343	36,503	2.0%
Total	$450,880	$1,403,214	$1,854,094	100.0%
Covered	$259,364	$50,033	$309,397	16.7%
Non-covered	191,516	1,353,181	1,544,697	83.3%
Total	$450,880	$1,403,214	$1,854,094	100.0%
Included in commercial loans are $175.5 million of energy-related loans at December 31, 2014. Energy prices declined significantly during 2014 and prolonged or further pricing pressure could increase stress on energy clients and ultimately the credit quality of this portfolio. However, the capital and liquidity of the borrowers, as well as the loan structures, should protect against significant credit loss.
Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. During 2013, the Company determined that the cash flows of one covered commercial and industrial loan pool were no longer reasonably estimable, and in accordance with the guidance in ASC 310-30, this pool was put on non-accrual status. During 2014, this loan pool was returned to accrual status due to improved performance and predictability of cash flows within that pool. At December 31, 2014, this loan pool had a carrying value of $2.5 million. Interest income is recognized on all accruing loans accounted for under ASC 310-30 through accretion of the difference between the carrying value of the loans and the expected cash flows.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and are included in loans 90 days or more past due and still accruing. Non-accrual loans include troubled debt restructurings on non-accrual status. At December 31, 2014 and December 31, 2013, $10.8 million and $9.5 million, respectively, of loans excluded from the scope of ASC 310-30 were on non-accrual and $14.8 million of loans accounted for under ASC 310-30 were on non-accrual status at December 31, 2013. Loan delinquency for all loans is shown in the following tables at December 31, 2014 and December 31, 2013, respectively (in thousands):

	Total Loans December 31, 2014
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial	$83	$97	$318	$498	$771,942	$772,440	$215	$4,215
Agriculture	47	—	10	57	118,411	118,468	10	495
Commercial real estate
Construction	—	—	—	—	11,748	11,748	—	—
Acquisition/development	41	—	—	41	4,532	4,573	—	—
Multifamily	—	—	—	—	10,856	10,856	(1)	—
Owner-occupied	336	78	101	515	119,710	120,225	—	843
Non owner-occupied	158	—	222	380	221,482	221,862	—	222
Total commercial real estate	535	78	323	936	368,328	369,264	(1)	1,065
Residential real estate
Senior lien	378	1,403	732	2,513	537,022	539,535	—	4,335
Junior lien	133	1	101	235	52,169	52,404	—	476
Total residential real estate	511	1,404	833	2,748	589,191	591,939	—	4,811
Consumer	266	21	39	326	30,327	30,653	39	227
Total loans excluded from ASC 310-30	$1,442	$1,600	$1,523	$4,565	$1,878,199	$1,882,764	$263	$10,813
Covered loans excluded from ASC 310-30	$17	$1,016	$152	$1,185	$31,636	$32,821	$75	$1,317
Non-covered loans excluded from ASC 310-30	1,425	584	1,371	3,380	1,846,563	1,849,943	188	9,496
Total loans excluded from ASC 310-30	$1,442	$1,600	$1,523	$4,565	$1,878,199	$1,882,764	$263	$10,813
Loans accounted for under ASC 310-30
Commercial	$152	$—	$1,755	$1,907	$21,049	$22,956	$1,754	$—
Agriculture	—	—	367	367	18,696	19,063	367	—
Commercial real estate	564	92	31,013	31,669	160,661	192,330	31,013	—
Residential real estate	2,014	3,826	646	6,486	34,275	40,761	646	—
Consumer	369	—	54	423	4,112	4,535	54	—
Total loans accounted for under ASC 310-30	$3,099	$3,918	$33,835	$40,852	$238,793	$279,645	$33,834	$—
Covered loans accounted for under ASC 310-30	$576	$3,892	$31,239	$35,707	$125,169	$160,876	$31,238	$—
Non-covered loans accounted for under ASC 310-30	2,523	26	2,596	5,145	113,624	118,769	2,596	—
Total loans accounted for under ASC 310-30	$3,099	$3,918	$33,835	$40,852	$238,793	$279,645	$33,834	$—
Total loans	$4,541	$5,518	$35,358	$45,417	$2,116,992	$2,162,409	$34,097	$10,813
Covered loans	$593	$4,908	$31,391	$36,892	$156,805	$193,697	$31,313	$1,317
Non-covered loans	3,948	610	3,967	8,525	1,960,187	1,968,712	2,784	9,496
Total loans	$4,541	$5,518	$35,358	$45,417	$2,116,992	$2,162,409	$34,097	$10,813

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of December 31, 2014 and December 31, 2013, respectively (in thousands):

	Total Loans December 31, 2014
	Pass	Special mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$742,944	$10,166	$19,250	$80	$772,440
Agriculture	114,642	85	3,741	—	118,468
Commercial real estate
Construction	11,748	—	—	—	11,748
Acquisition/development	4,573	—	—	—	4,573
Multifamily	10,856	—	—	—	10,856
Owner-occupied	115,178	158	4,889	—	120,225
Non owner-occupied	199,817	17,607	4,430	8	221,862
Total commercial real estate	342,172	17,765	9,319	8	369,264
Residential real estate
Senior lien	533,630	23	5,744	138	539,535
Junior lien	51,059	—	1,345	—	52,404
Total residential real estate	584,689	23	7,089	138	591,939
Consumer	30,426	—	227	—	30,653
Total loans excluded from ASC 310-30	$1,814,873	$28,039	$39,626	$226	$1,882,764
Covered loans excluded from ASC 310-30	$21,240	$171	$11,301	$109	$32,821
Non-covered loans excluded from ASC 310-30	1,793,633	27,868	28,325	117	1,849,943
Total loans excluded from ASC 310-30	$1,814,873	$28,039	$39,626	$226	$1,882,764
Loans accounted for under ASC 310-30
Commercial	$11,038	$282	$11,092	$544	$22,956
Agriculture	16,854	30	2,179	—	19,063
Commercial real estate	82,603	3,770	101,966	3,991	192,330
Residential real estate	29,069	1,403	10,289	—	40,761
Consumer	3,641	105	789	—	4,535
Total loans accounted for under ASC 310-30	$143,205	$5,590	$126,315	$4,535	$279,645
Covered loans accounted for under ASC 310-30	$49,856	$3,036	$103,451	$4,533	$160,876
Non-covered loans accounted for under ASC 310-30	93,349	2,554	22,864	2	118,769
Total loans accounted for under ASC 310-30	$143,205	$5,590	$126,315	$4,535	$279,645
Total loans	$1,958,078	$33,629	$165,941	$4,761	$2,162,409
Total covered	$71,096	$3,207	$114,752	$4,642	$193,697
Total non-covered	1,886,982	30,422	51,189	119	1,968,712
Total loans	$1,958,078	$33,629	$165,941	$4,761	$2,162,409

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Impaired Loans
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At December 31, 2014, the Company measured $15.1 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate and $8.1 million of impaired loans based on the fair value of the collateral less selling costs. Impaired loans totaling $8.9 million that individually were less than $250 thousand each, were measured through our general ALL reserves due to their relatively small size.
At December 31, 2014 and December 31, 2013, the Company’s recorded investments in impaired loans was $32.1 million and $21.6 million, respectively, of which $11.1 million and $7.7 million were covered by loss sharing agreements, for the aforementioned periods. The increase in impaired loans was primarily in the commercial loan segment, and largely the result of two relationships, the first of which totaled $3.6 million and was fully secured and current as to principal and interest payments as of December 31, 2014. The second relationship totaled $7.9 million, is covered by loss-share and is also current as to principal and interest payments as of December 31, 2014. Impaired loans had a collective related allowance for loan losses allocated to them of $0.3 million and $0.9 million at December 31, 2014 and December 31, 2013, respectively. Additional information regarding impaired loans at December 31, 2014 and December 31, 2013 is set forth in the table below (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

	Impaired Loans
	December 31, 2014			December 31, 2013
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$16,953	$16,771	$—	$4,981	$4,981	$—
Agriculture	3,065	3,061	—	—	—	—
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	987	929	—
Owner-occupied	1,164	970	—	1,872	1,655	—
Non-owner occupied	—	—	—	561	488	—
Total commercial real estate	1,164	970	—	3,420	3,072	—
Residential real estate
Senior lien	694	248	—	506	494	—
Junior lien	—	—	—	—	—	—
Total residential real estate	694	248	—	506	494	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance recorded	$21,876	$21,050	$—	$8,907	$8,547	$—
With a related allowance recorded:
Commercial	$894	$693	$82	$2,529	$2,379	$416
Agriculture	177	145	—	191	173	1
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	1	—
Multifamily	—	—	—	178	168	28
Owner-occupied	1,321	1,024	5	825	607	4
Non-owner occupied	1,140	1,060	9	640	628	4
Total commercial real estate	2,461	2,084	14	1,643	1,404	36
Residential real estate
Senior lien	7,360	6,359	172	8,147	7,266	474
Junior lien	1,768	1,515	9	1,815	1,605	16
Total residential real estate	9,128	7,874	181	9,962	8,871	490
Consumer	277	245	2	290	273	3
Total impaired loans with a related allowance recorded	$12,937	$11,041	$279	$14,615	$13,100	$946
Total impaired loans	$34,813	$32,091	$279	$23,522	$21,647	$946

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented (in thousands):

	For the years ended
	December 31, 2014		December 31, 2013
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$21,827	$414	$5,722	$355
Agriculture	3,458	126	—	—
Commercial real estate
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	947	—
Owner-occupied	1,018	51	1,914	136
Non owner-occupied	—	—	513	33
Total commercial real estate	1,018	51	3,374	169
Residential real estate
Senior lien	605	7	497	5
Junior lien	—	—	—	—
Total residential real estate	605	7	497	5
Consumer	—	—	—	—
Total impaired loans with no related allowance recorded	$26,908	$598	$9,593	$529
With a related allowance recorded:
Commercial	$893	$7	$2,830	$90
Agriculture	158	—	210	—
Commercial real estate
Construction	—	—	—	—
Acquisition/development	—	—	1	—
Multifamily	—	—	182	—
Owner-occupied	1,166	40	651	14
Non owner-occupied	1,095	56	634	28
Total commercial real estate	2,261	96	1,468	42
Residential real estate
Senior lien	6,594	101	7,455	110
Junior lien	1,568	60	1,649	54
Total residential real estate	8,162	161	9,104	164
Consumer	265	1	297	2
Total impaired loans with a related allowance recorded	$11,739	$265	$13,909	$298
Total impaired loans	$38,647	$863	$23,502	$827

Troubled debt restructurings
It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR. At December 31, 2014 and December 31, 2013, the Company had $19.3 million and $11.6 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment. Of these, $9.8 million and $5.7 million, respectively, were covered by FDIC loss sharing agreements.
Non-accruing TDRs at December 31, 2014 and December 31, 2013 totaled $7.0 million and $3.6 million, respectively. Of these, $1.2 million and $1.7 million were covered by the FDIC loss sharing agreements as of December 31, 2014 and December 31, 2013, respectively.
During 2014, the Company restructured 15 loans with a recorded investment of $15.0 million to facilitate repayment. Substantially all of the loan modifications were an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The table below provides additional information related to accruing TDRs at December 31, 2014 and December 31, 2013 (in thousands):

	Accruing TDRs
	December 31, 2014
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDRs
Commercial	$13,249	$12,496	$13,249	$375
Agriculture	2,711	3,110	2,715	—
Commercial real estate	610	627	622	—
Residential real estate	2,687	2,767	2,714	2
Consumer	18	20	18	—
Total	$19,275	$19,020	$19,318	$377

	Accruing TDRs
	December 31, 2013
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDRs
Commercial	$6,079	$7,113	$6,084	$144
Agriculture	20	20	20	—
Commercial real estate	2,484	2,759	2,743	—
Residential real estate	2,995	3,055	3,023	12
Consumer	27	30	27	12
Total	$11,605	$12,977	$11,897	$168

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The following table summarizes the Company’s carrying value of non-accrual TDRs as of December 31, 2014 and December 31, 2013 (in thousands):

	Non - Accruing TDRs
	December 31, 2014		December 31, 2013
	Covered	Non-covered	Covered	Non-covered
Commercial	$1	$3,993	$—	$535
Agriculture	201	164	—	—
Commercial real estate	94	364	296	98
Residential real estate	910	1,056	1,377	1,031
Consumer	—	190	—	237
Total	$1,206	$5,767	$1,673	$1,901
Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had two TDRs that were modified within the past 12 months and had defaulted on their restructured terms. The defaulted TDRs consisted of a commercial loan and a consumer loan totaling $112 thousand.
During 2013, the Company had two TDRs that had been modified within the past 12 months that defaulted on its restructured terms. The defaulted TDRs were a consumer loan and a residential real estate loan totaling $51 thousand. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest.
Loans accounted for under ASC Topic 310-30
Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large loans if circumstances specific to that loan warrant a prepayment assumption. No prepayments were presumed for small homogeneous commercial loans; however, prepayment assumptions are made that consider similar prepayment factors listed above for smaller homogeneous loans. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Accretable yield beginning balance	$130,624	$133,585
Reclassification from non-accretable difference	47,252	80,694
Reclassification to non-accretable difference	(3,572)	(6,994)
Accretion	(60,841)	(76,661)
Accretable yield ending balance	$113,463	$130,624
Below is the composition of the net book value for loans accounted for under ASC 310-30 at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Contractual cash flows	$751,932	$984,019
Non-accretable difference	(358,824)	(402,515)
Accretable yield	(113,463)	(130,624)
Loans accounted for under ASC 310-30	$279,645	$450,880

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 7 Allowance for Loan Losses
The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the years ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31, 2014
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$4,258	$1,237	$2,276	$4,259	$491	$12,521
Non 310-30 beginning balance	4,029	572	1,984	4,165	491	11,241
Charge-offs	(507)	—	—	(739)	(783)	(2,029)
Recoveries	315	8	146	212	270	951
Provision	4,761	(39)	1,467	105	435	6,729
Non 310-30 ending balance	8,598	541	3,597	3,743	413	16,892
ASC 310-30 beginning balance	229	665	292	94	—	1,280
Charge-offs	(3)	—	—	—	(36)	(39)
Recoveries	—	—	—	—	—	—
Provision (recoupment)	(226)	(197)	(70)	(66)	39	(520)
ASC 310-30 ending balance	—	468	222	28	3	721
Ending balance	$8,598	$1,009	$3,819	$3,771	$416	$17,613
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$82	$—	$14	$181	$2	$279
Non 310-30 loans collectively evaluated for impairment	8,516	541	3,583	3,562	411	16,613
ASC 310-30 loans	—	468	222	28	3	721
Total ending allowance balance	$8,598	$1,009	$3,819	$3,771	$416	$17,613
Loans:
Non 310-30 individually evaluated for impairment	$17,468	$3,206	$3,054	$8,133	$245	$32,106
Non 310-30 collectively evaluated for impairment	754,972	115,262	366,210	583,806	30,408	1,850,658
ASC 310-30 loans	22,956	19,063	192,330	40,761	4,535	279,645
Total loans	$795,396	$137,531	$561,594	$632,700	$35,188	$2,162,409

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

	Year ended December 31, 2013
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$2,798	$592	$7,396	$4,011	$583	$15,380
Non 310-30 beginning balance	2,798	323	3,056	4,011	540	10,728
Charge-offs	(1,654)	—	(943)	(882)	(1,001)	(4,480)
Recoveries	203	13	567	397	286	1,466
Provision (recoupment)	2,682	236	(696)	639	666	3,527
Non 310-30 ending balance	4,029	572	1,984	4,165	491	11,241
ASC 310-30 beginning balance	—	269	4,340	—	43	4,652
Charge-offs	(496)	(221)	(2,801)	(623)	—	(4,141)
Recoveries	—	—	—	—	—	—
Provision (recoupment)	725	617	(1,247)	717	(43)	769
ASC 310-30 ending balance	229	665	292	94	—	1,280
Ending balance	$4,258	$1,237	$2,276	$4,259	$491	$12,521
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$416	$1	$36	$490	$3	$946
Non 310-30 loans collectively evaluated for impairment	3,613	571	1,948	3,675	488	10,295
ASC 310-30 loans	229	665	292	94	—	1,280
Total ending allowance balance	$4,258	$1,237	$2,276	$4,259	$491	$12,521
Loans:
Non 310-30 individually evaluated for impairment	$7,360	$173	$4,476	$9,365	$273	$21,647
Non 310-30 collectively evaluated for impairment	414,624	132,779	278,546	527,548	28,070	1,381,567
ASC 310-30 loans	61,511	27,000	291,198	63,011	8,160	450,880
Total loans	$483,495	$159,952	$574,220	$599,924	$36,503	$1,854,094
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
The Company had $1.1 million net charge-offs of non 310-30 loans during 2014. Strong credit quality trends of the non 310-30 loan portfolio continued during 2014, and, through management's evaluation, resulted in a provision for loan losses on the non 310-30 loans of $6.7 million during 2014.
During 2014, the Company remeasured the expected cash flows of the loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in net recoupment of impairment of $520 thousand for 2014, which was comprised primarily of recoupment of previous valuation allowances of $197 thousand in the agriculture segment and $226 thousand in the commercial segment.
The Company charged off $3.0 million, net of recoveries, of non ASC 310-30 loans during 2013. The Company had previously provided specific reserves for $1.7 million of the net charge-offs realized during 2013. Improvements in credit quality trends of the non 310-30 portfolio were seen in both past due and non-performing loans during 2013, and through management's evaluation, resulted in a provision for loan losses on non 310-30 loans of $3.5 million.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

During 2013, the Company remeasured the expected cash flows of the loans pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in a net impairment of $0.8 million for 2013. During 2013, the re-measurements resulted in a reversal of previous valuation allowances of $1.2 million in the commercial real estate segment and net impairments of $0.7 million, $0.6 million and $0.7 million in the residential real estate, agriculture, and commercial segments, respectively.
Note 8 FDIC Indemnification Asset
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
Below is a summary of the activity related to the FDIC indemnification asset during 2014 and 2013 (in thousands):

	For the years ended December 31,
	2014	2013
Balance at beginning of period	$64,447	$86,923
Amortization	(27,741)	(18,960)
FDIC portion of charge-offs exceeding fair value marks	332	14,089
Changes for FDIC loss share submissions	2,044	(17,605)
Balance at end of period	$39,082	$64,447
The $27.7 million of amortization of the FDIC indemnification asset recognized during 2014 resulted from an overall increase in actual and expected cash flows of the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in overall expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the expected remaining lives of the underlying covered loans as an adjustment to yield. The loss claims filed with the FDIC are subject to review and approval, including extensive audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. During 2014, the Company paid a net $2.0 million to the FDIC.
During 2013, the Company recognized $19.0 million of amortization on the FDIC indemnification asset, and further reduced the carrying value of the FDIC indemnification asset by $17.6 million as a result of claims filed with the FDIC. During 2013, the Company received $77.0 million in payments from the FDIC.
Note 9 Premises and Equipment
Premises and equipment consisted of the following at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Land	$30,106	$29,238
Buildings and improvements	69,046	69,446
Equipment	37,732	36,692
Total	136,884	135,376
Less: accumulated depreciation and amortization	(30,543)	(20,157)
Premises and equipment, net	$106,341	$115,219

The Company incurred $10.6 million, $10.5 million, and $7.1 million of depreciation expense during 2014, 2013, and 2012, respectively, which is included in occupancy and equipment expense. The Company disposed of $1.0 million, $3.4 million, and $0.1 million of premises and equipment, net, during 2014, 2013, and 2012, respectively. See note 25 for more information on the Company's banking center closures in 2013.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Space in certain facilities is leased under operating leases. Below is a summary of future minimum lease payments for the years following 2014 (in thousands):

2015	$3,656
2016	3,400
2017	2,760
2018	2,254
2019	1,919
Thereafter	13,804
Total	$27,793

Note 10 Other Real Estate Owned
A summary of the activity in the OREO balances during 2014 and 2013 is as follows (in thousands):

	For the years ended December 31,
	2014	2013
Beginning balance	$70,125	$94,808
Transfers from loan portfolio, at fair value	4,491	39,973
Impairments	(2,103)	(10,349)
Sales	(56,519)	(61,260)
Gain on sale of OREO, net	13,126	6,953
Ending balance	$29,120	$70,125
Of the $29.1 million of OREO at December 31, 2014, $18.5 million, or 63.4%, was covered by loss sharing agreements with the FDIC. At December 31, 2013, $38.8 million, or 55.4%, of the $70.1 million of OREO was covered by loss sharing agreements. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset.
The OREO balance at December 31, 2013 includes the interests of several outside participating banks totaling $4.2 million, for which an offsetting liability is recorded in other liabilities. At December 31, 2014, the Company did not own property that contained the interest of outside participating banks. The OREO balances exclude $8.1 million and $10.6 million at December 31, 2014 and December 31, 2013, respectively, of the Company’s minority interests in OREO which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests.
Note 11 Goodwill and Intangible Assets
In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice, and Community Banks of Colorado transactions, the Company recorded core deposit intangible assets of $5.8 million, $21.7 million, $5.2 million, and $4.8 million, respectively. The Company is amortizing the core deposit intangibles on a straight line basis over 7 years from the date of the respective acquisitions, which represents the expected useful life of the assets. This is expected to result in approximately $5.3 million of core deposit intangible amortization expense each year through 2017 and $1.0 million in 2018. The Company recognized core deposit intangible amortization expense of $5.3 million in each of 2014, 2013, and 2012. The accumulated amortization of the core deposit intangible assets was $20.4 million and $15.0 million at December 31, 2014 and December 31, 2013, respectively.
The Company had goodwill of $59.6 million at December 31, 2014, 2013, and 2012. The goodwill is measured as the excess of the fair value of consideration paid over the fair value of assets acquired. No goodwill impairment was recorded during 2014, 2013, or 2012.
Note 12 Deposits
Total deposits were $3.8 billion at both December 31, 2014 and December 31, 2013. Time deposits decreased from $1.5 billion at December 31, 2013 to $1.4 billion at December 31, 2014. The following table summarizes the Company’s time deposits,

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

based upon contractual maturity, at December 31, 2014 and December 31, 2013, by remaining maturity (in thousands):

	December 31, 2014		December 31, 2013
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Three months or less	$256,091	0.46%	$361,454	0.55%
Over 3 months through 6 months	255,301	0.56%	258,715	0.49%
Over 6 months through 12 months	423,329	0.71%	402,791	0.54%
Over 12 months through 24 months	321,073	0.89%	365,100	0.92%
Over 24 months through 36 months	63,806	1.05%	63,290	1.46%
Over 36 months through 48 months	24,467	1.24%	21,362	1.35%
Over 48 months through 60 months	7,748	1.22%	17,519	1.29%
Thereafter	5,236	1.47%	5,456	1.62%
Total time deposits	$1,357,051	0.71%	$1,495,687	0.69%
The Company incurred interest expense on deposits as follows during the periods indicated (in thousands):

	For the years ended December 31,
	2014	2013	2012
Interest bearing demand deposits	$317	$620	$1,230
Money market accounts	3,467	3,424	3,969
Savings accounts	539	227	283
Time deposits	9,797	12,122	23,643
Total	$14,120	$16,393	$29,125
The Federal Reserve System requires cash balances to be maintained at the Federal Reserve Bank based on certain deposit levels. The minimum reserve requirement for the Bank at December 31, 2014 was $24.9 million.
Note 13 Borrowings
The following table sets forth selected information regarding repurchase agreements during 2014, 2013, and 2012 (in thousands):

	As of and for the year ended December 31,
	2014	2013	2012
Maximum amount of outstanding agreements at any month end during the period	$133,552	$122,879	$74,050
Average amount outstanding during the period	$99,057	$84,355	$52,385
Weighted average interest rate for the period	0.13%	0.14%	0.18%
As of December 31, 2014, 2013, and 2012, the Company had pledged mortgage-backed securities with a fair value of approximately $152.4 million, $119.1 million, and $90.9 million, respectively, for securities sold under agreements to repurchase. Additionally, there was $18.8 million, $19.5 million, and $37.2 million of excess collateral pledged for repurchase agreements at December 31, 2014, 2013, and 2012, respectively.
The vast majority of the Company’s repurchase agreements are overnight transactions with clients that mature the day after the transaction. During 2014, 2013, and 2012, the overnight agreements had a weighted average interest rate of 0.13%, 0.14%, and 0.18%, respectively. At December 31, 2014, none of the Company’s repurchase agreements were for periods longer than one day. At December 31, 2013 and 2012, $20.0 million and $20 thousand, respectively, of the Company’s repurchase agreements were for periods longer than one day. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

As a member of the Des Moines FHLB, the Bank has access to term financing from the FHLB. These borrowing are secured under an advance, pledge and securities agreement, which includes primarily real estate loans. Total advances at December 31, 2014 were $40.0 million. All of the outstanding advances have fixed interest rates. At December 31, 2013, the Company had no FHLB advances. More information about FHLB advances at December 31, 2014 is detailed in the table below (dollars in thousands):

Maturity Year	December 31, 2014 balance	Rate
2016	$15,000	0.84%
2018	$10,000	1.81%
2020	$15,000	2.33%
Note 14 Regulatory Capital
The Company and its subsidiary bank are subject to the regulatory capital adequacy requirements of the Federal Reserve Board, the FDIC and the OCC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.
Capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Through these judgments, assets are risk-weighted according to the perceived risk they pose to capital on a scale of 0% to 100%, with 100% risk-weighted assets signifying higher risk assets that warrant higher levels of capital. While many non-covered assets (particularly loans and OREO) typically fall in to 50% or 100% risk-weighted classifications, covered assets are all considered to be 20% risk-weighted for risk-based capital calculations.
Typically, banks are required to maintain a tier 1 risk-based capital ratio of 4.00%, a total risk-based capital ratio of 8.00% and a tier 1 leverage ratio of 4.00% in order to meet minimum, adequately capitalized regulatory requirements. To be considered well-capitalized (under prompt corrective action provisions), banks must maintain minimum capital ratios of 6.00% for tier 1 risk-based capital, 10.00% for total risk-based capital and 5.00% for the tier 1 leverage ratio. Effective January 2015, the minimum capital ratio of 6.00% for tier 1 risk-based capital will increase to 8.00%. In connection with the approval of the de novo charter for NBH Bank, the Company agreed to maintain capital levels of at least 10.00% tier 1 leverage ratio, 11.00% tier 1 risk-based capital ratio and 12.00% total risk-based capital ratio at our subsidiary bank. In October 2013, NBH Bank received approval and a waiver from the OCC under the OCC Operating Agreement to permanently reduce the bank's capital by $313.00 million. As a result, the bank paid a $313.00 million cash dividend to the Company.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

At December 31, 2014 and December 31, 2013, NBH Bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the table below (in thousands):

	December 31, 2014
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	15.0%	$712,222	N/A	N/A	4%	$190,148
NBH Bank, N.A.	12.1%	573,934	10%	$473,478	4%	189,391
Tier 1 risk-based capital ratio (2)
Consolidated	28.9%	$712,222	6%	$147,796	4%	$98,530
NBH Bank, N.A.	23.5%	573,934	11%	268,855	4%	97,766
Total risk-based capital ratio (2)
Consolidated	29.6%	$730,086	10%	$246,326	8%	$197,061
NBH Bank, N.A.	24.2%	591,799	12%	293,297	8%	195,531

	December 31, 2013
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	16.6%	$822,688	N/A	N/A	4%	$197,906
NBH Bank, N.A.	11.3%	556,876	10%	$491,294	4%	196,518
Tier 1 risk-based capital ratio (2)
Consolidated	38.9%	$822,688	6%	$126,865	4%	$84,577
NBH Bank, N.A.	26.6%	556,876	11%	230,334	4%	83,758
Total risk-based capital ratio (2)
Consolidated	39.5%	$835,810	10%	$211,442	8%	$169,153
NBH Bank, N.A.	27.2%	569,998	12%	251,273	8%	167,515

(1)	These ratio requirements for NBH Bank are reflective of the agreements NBH Bank has made with its regulators in connection with the approval of its de novo charter.

(2)	Due to the conditional guarantee represented by the loss sharing agreements, the FDIC indemnification asset and covered assets are risk-weighted at 20% for purposes of risk-based capital computations.
Note 15 FDIC Loss Sharing (Expense) Income
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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Company’s FDIC loss sharing (expense) income during 2014, 2013, and 2012 (in thousands):

	For the years ended December 31,
	2014	2013	2012
Clawback liability amortization	$(1,364)	$(1,259)	$(1,377)
Clawback liability remeasurement	(2,509)	65	100
Reimbursement to FDIC for gain on sale of and income from covered OREO	(10,053)	(5,235)	(3,457)
Reimbursement to FDIC for recoveries	(193)	(87)	(3)
FDIC reimbursement of covered asset resolution costs	5,257	9,327	16,806
Total	$(8,862)	$2,811	$12,069
Note 16 Stock-based Compensation and Benefits
The Company provides stock-based compensation in accordance with shareholder-approved plans. During the second quarter of 2014, shareholders approved the 2014 Omnibus Incentive Plan (the "2014 Plan"). The 2014 Plan replaces the NBH Holdings Corp. 2009 Equity Incentive Plan (the "Prior Plan"), pursuant to which the Company granted equity awards prior to the approval of the 2014 Plan. Pursuant to the 2014 Plan, the compensation committee of the board of directors has the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons.
The aggregate number of Class A common stock available for issuance under the 2014 Plan is 5,129,670 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders.
To date, the Company has issued stock options and restricted stock under the plans. The compensation committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.
The Company issued stock options and restricted stock during 2014, 2013, and 2012. The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant since they are assumed to be held beyond the vesting period. Restricted stock awards with market vesting components (granted in 2012) were valued using a Monte Carlo Simulation with 100,000 simulation paths to assess the expected percentage of vested shares. A Geometric Brownian Motion was used for simulating the equity prices for a period of 10 years and if the restricted stock were not vested during the 10-year period, it was assumed they were forfeited.
The option awards vest on a graded basis over 1-4 years of continuous service and have 7-10 year contractual terms. Below are the weighted average assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s stock options granted in 2014:

Black-Scholes
Risk-free interest rate	2.02%
Expected volatility	33.94%
Expected term (years)	6.01
Dividend yield	1.06%
Prior to September 20, 2012, the Company’s shares were not publicly traded and had limited private trading. As a private entity, volatility was estimated using the calculated value method, whereby the expected volatility was calculated based on the median historical volatility of 17 comparable companies that were publicly traded, for a period commensurate with the expected term of the options. Upon becoming a publicly traded entity, the Company was subject to a change in accounting policy under the provisions of ASC Topic 718 Compensation-Stock Compensation, whereby expected volatility of grants, modifications, repurchases or cancellations that occur subsequent to the Company becoming a publicly traded entity were calculated using a

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

time-based weighted migration of the Company’s own stock price volatility coupled with those of the peer group. The weighting will become increasingly dependent on the Company’s own stock-price volatility as time passes, until such time that the Company’s stock has a historical volatility equal in length to that of the expected term of the awards being measured. For awards granted after the Company became a publicly traded entity, expected volatility was calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with those of a peer group of eight comparable publicly traded companies for a period commensurate with the expected term of the options. The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term. The expected term was estimated to be the average of the contractual vesting term and time to expiration. The dividend yield was assumed to be zero for grants made prior to the initial public offering and for subsequent grants was assumed to be $0.05 per share per quarter in accordance with the Company’s dividend policy at the time of grant.
During 2014, the Company granted 114,668 options. The options are time-vesting with 1/3 vesting on each of the first, second, and third anniversary of the date of grant or date of hire.
The Company issued stock options and restricted stock in accordance with the plans during 2014. The following table summarizes stock option activity for 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,515,486	$19.92	6.13	$5,183,567
Granted	114,668	18.93
Forfeited	(19,460)	18.15
Surrendered	(9,705)	20.00
Exercised	(295)	20.00
Expired	(3,583)	20.00
Outstanding at December 31, 2014	3,597,111	$19.90	4.46	$223,211
Options fully vested and exercisable at December 31, 2014	3,254,331	$19.99	4.04	$—
Options expected to vest	331,176	$19.09	8.18	$191,914
Options granted during 2014, 2013, and 2012 had weighted average grant date fair values of $6.08, $5.56, and $8.43. The following table summarizes information about the Company's outstanding stock options at December 31, 2014:

Options outstanding				Options vested
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number vested	Weighted average exercise price
$18.09	101,700	8.25	$18.09	—	$—
$18.23	30,000	7.55	$18.23	15,000	$18.23
$18.92	109,300	9.42	$18.92	—	$—
$19.39	520	9.85	$19.39	—	$—
$19.56	1,168	9.36	$19.56	—	$—
$20.00	3,325,222	4.11	$20.00	3,239,331	$20.00
$20.48	2,801	8.85	$20.48	—	$—
$20.54	26,400	8.60	$20.54	—	$—
Stock option expense is included in salaries and benefits in the accompanying consolidated statements of operations and totaled $1.2 million, $2.2 million, and $6.7 million for 2014, 2013, and 2012, respectively. At December 31, 2014, there was $0.8 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 0.6 years.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Expense related to non-vested restricted stock totaled $2.3 million, $2.7 million, and $6.3 million during 2014, 2013, and 2012, respectively, and is included in salaries and benefits in the Company’s consolidated statements of operations. As of December 31, 2014, there was $2.0 million of total unrecognized compensation cost related to non-vested restricted shares granted under the plans, which is expected to be recognized over a weighted average period of 0.9 years. The following table summarizes restricted stock activity for 2014:

	Total Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2013	1,064,460	$15.16
Vested	(42,880)	19.32
Granted	147,606	18.98
Forfeited	(184,790)	19.49
Surrendered	(28,998)	19.08
Unvested at December 31, 2014	955,398	$14.61
Note 17 Warrants
At December 31, 2014 and December 31, 2013, the Company had 830,750 issued and outstanding warrants to purchase Company stock. The warrants were granted to certain lead shareholders of the Company, all with an exercise price of $20.00 per share. The term of the warrants is for ten years from the date of grant and the expiration dates of the warrants range from October 20, 2019 to September 30, 2020. The fair value of the warrants was estimated to be $3.3 million and $6.3 million at December 31, 2014 and December 31, 2013, respectively. The fair value of the warrants was estimated using a Black-Scholes option pricing model utilizing the following assumptions at the indicated dates:

	December 31, 2014	December 31, 2013	December 31, 2012
Risk-free interest rate	1.67%	2.16%	1.18%
Expected volatility	24.18%	33.80%	37.72%
Expected term (years)	5-6	6-7	7-8
Dividend yield	1.03%	0.93%	1.05%
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
The Company recorded a benefit of $3.0 million during 2014, expense of $0.8 million in 2013, and a benefit of $1.4 million during 2012, respectively, in the consolidated statements of operations resulting from the change in fair value of the warrant liability.
Note 18 Common Stock
During 2014, the Company repurchased 6,076,558 shares for $119.4 million at a weighted average price of $19.63 per share. On October 21, 2014, the Board of Directors authorized a share repurchase program for up to $50.0 million in share repurchases from time to time in either the open market or through privately negotiated transactions. As of December 31, 2014, the Company has repurchased $19.3 million of shares under the $50.0 million share repurchase program approved by the Board of Directors on October 21, 2014. On February 11, 2015, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions.
The Company had 38,017,179 shares of Class A common stock and 867,774 shares of Class B common stock outstanding as of December 31, 2014, and 41,890,562 shares of Class A common stock and 3,027,774 shares of Class B common stock outstanding as of December 31, 2013. Additionally, as of December 31, 2014 and December 31, 2013, the Company had 955,398 and 1,064,460 shares, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan and the Prior Plan.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 19 Income (Loss) Per Share
The Company calculates income (loss) per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 16.
The Company had 38,884,953 and 44,918,336 shares outstanding (inclusive of Class A and B) as of December 31, 2014 and 2013, respectively. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for 2014, 2013, and 2012.
The following table illustrates the computation of basic and diluted income per share for 2014, 2013, and 2012 (in thousands, except share and earnings per share information):

	For the years ended December 31,
	2014	2013	2012
Distributed earnings	$8,614	$10,234	$2,664
Undistributed earnings (distributions in excess of earnings)	562	(3,307)	(3,207)
Net income (loss)	$9,176	$6,927	$(543)
Less: earnings allocated to participating securities	(38)	(17)	—
Earnings allocated to common shareholders	$9,138	$6,910	$(543)
Weighted average shares outstanding for basic earnings per common share	42,404,609	50,790,410	52,214,175
Dilutive effect of equity awards	16,405	34,012	—
Dilutive effect of warrants	—	—	—
Weighted average shares outstanding for diluted earnings per common share	42,421,014	50,824,422	52,214,175
Basic earnings (loss) per share	$0.22	$0.14	$(0.01)
Diluted earnings (loss) per share	$0.22	$0.14	$(0.01)
The Company had 3,597,111, 3,515,486, and 3,471,665 outstanding stock options to purchase common stock at weighted average exercise prices of $19.90, $19.92, and $19.98 per share at December 31, 2014, 2013, and 2012, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, the Company had 830,750 outstanding warrants to purchase the Company’s common stock as of December 31, 2014, 2013, and 2012. The warrants have an exercise price of $20.00, which was out-of-the-money for purposes of dilution calculations during all of the years presented above. The Company had 955,398, 1,064,460, and 951,668 unvested restricted shares outstanding as of December 31, 2014, 2013, and 2012, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.
Note 20 Income Taxes
(a) Income taxes
Total income taxes for 2014, 2013, and 2012 were allocated as follows (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

	For the years ended December 31,
	2014	2013	2012
Current expense:
U.S. federal	$17,032	$5,058	$24,987
State and local	1,909	486	2,826
Total	$18,941	$5,544	$27,813
Deferred (benefit) expense:
U.S. federal	$(13,830)	$(1,278)	$(21,078)
State and local	(1,946)	(316)	(2,155)
Total	(15,776)	(1,594)	(23,233)
Income tax expense	$3,165	$3,950	$4,580
(b) Tax Rate Reconciliation
Income tax expense attributable to income before taxes was $3.2 million, $4.0 million, and $4.6 million for 2014, 2013, and 2012, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following (in thousands):

	For the years ended December 31,
	2014	2013	2012
Income tax at federal statutory rate (35%)	$4,319	$3,807	$1,413
State income taxes, net of federal benefits	(24)	111	436
Tax-exempt loan interest income	(889)	(64)	(82)
Bank-owned life insurance income	(177)	—	—
Stock-based compensation	930	130	49
Warrant valuation	(1,034)	287	(485)
Nondeductible initial public offering related expenses	—	—	3,127
Other	40	(321)	122
Income tax expense	$3,165	$3,950	$4,580
(c) Significant Components of Deferred Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

	December 31, 2014	December 31, 2013
Deferred tax assets:
Excess tax basis of acquired loans over carrying value	$6,787	$5,437
Allowance for loan losses	6,707	4,767
Intangible assets	16,660	18,681
Other real estate owned	1,411	2,088
Accrued stock-based compensation	13,527	13,734
Accrued compensation	1,519	1,056
Capitalized start-up costs	5,576	6,098
Accrued expenses	1,917	1,851
Net deferred loan fees	997	832
Net unrealized losses on investment securities	—	4,154
Other	549	283
Total deferred tax assets	$55,650	$58,981
Deferred tax liabilities:
FDIC indemnification asset net of clawback liability	$(2,064)	$(14,486)
Net unrealized gains on investment securities	(3,590)	—
Premises and equipment	(4,040)	(6,437)
Prepaid expenses	(450)	(569)
Other	—	(15)
Total deferred tax liabilities	(10,144)	(21,507)
Net deferred tax asset	$45,506	$37,474
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. For the years ended December 31, 2014 and 2013, management believes a valuation allowance on the deferred tax asset is not necessary based on the current and future projected earnings of the Company. The Company has no ASC Topic 740-10 unrecognized tax benefits recorded as of December 31, 2014 and 2013 and does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. The Company and its subsidiary bank are subject to income tax by federal, state and local government taxing authorities. The Company’s tax returns for the years ended December 31, 2011 through 2014 remain subject to examination for U.S. federal income tax authorities. The years open to examination by state and local government authorities vary by jurisdiction.
Certain stock-based compensation awards granted by the Company have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share prices of the Company's stock that is required for vesting range from $25.00 to $34.00 per share. The strike prices for options range from $18.09 to $20.54, with a large portion of the awards having strike prices of $20.00. Due to the Company's stock price, these stock-based compensation awards may expire unexercised or may be exercised at an intrinsic value that is less than the fair value recorded at the time of grant, and therefore, the related tax benefits may not be realizable in future periods. In this case, upon the expiration or exercise (or forfeiture in the case of the restricted stock with market-based vesting criteria) of these awards, any related remaining deferred tax asset would be written off through a charge to income tax expense. In particular, certain awards granted to former executives are expected to expire in 2015 and may result in the write-off of the related deferred tax asset of up to $2.0 million. Of the $13.5 million deferred tax asset related to stock-based compensation at December 31, 2014, $9.7 million is associated with executive officers still employed by the Company.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 21 Derivatives
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
Fair values of derivative instruments on the balance sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2014 and December 31, 2013 (in thousands).
Information about the valuation methods used to measure fair value is provided in note 23.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments
Interest rate products	Other assets	$10	$129	Other liabilities	$3,206	$—
Total derivatives designated as hedging instruments		$10	$129		$3,206	$—

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$1,418	$73	Other liabilities	$1,522	$74
Total derivatives not designated as hedging instruments		$1,418	$73		$1,522	$74
Fair value hedges of interest rate risk
Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2014, the Company had eleven interest rate swaps with a notional amount of $68.8 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. The Company had one outstanding interest rate swap with a notional amount of $10.0 million that was designated as a fair value hedge as of December 31, 2013.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During 2014, the Company recognized a net loss of $354.2 thousand in non-interest expense related to hedge ineffectiveness. During 2013, the Company recognized a net gain of $10 thousand in non-interest income related to hedge ineffectiveness.
Non-designated hedges
Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2014, the Company had eleven matched interest rate swap transactions with an aggregate notional amount of

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

$35.9 million related to this program. As of December 31, 2013, the Company had three matched interest rate swap transactions with an aggregate notional amount of $7.3 million related to this program.
Effect of derivative instruments on the consolidated statements of operations
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations for 2014 and 2013 (in thousands):

Derivatives in fair value hedging relationships	Location of (loss) or gain recognized in income on derivatives	Amount of (loss) or gain recognized in income on derivatives
		For the years ended December 31,
		2014	2013
Interest rate products	Interest income	$(3,325)	$129
Total		$—	$129

Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on hedged items
		For the years ended December 31,
		2014	2013
Interest rate products	Interest income	$2,971	$(120)
Total		$2,971	$(120)

		Amount of gain or loss recognized in income on derivatives
		For the years ended December 31,
Derivatives not designated as hedging instruments	Location of gain or loss recognized in income on derivatives	2014	2013
Interest rate products	Other non-interest income	$(103)	$(1)
Total		$(103)	$(1)
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
As of December 31, 2014, the termination value of derivatives in a net liability position related to these agreements was $1.9 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of December 31, 2014, the Company had posted $5.5 million in eligible collateral.
Note 22 Commitments and Contingencies
In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At December 31, 2014 and December 31, 2013, the Company had loan commitments totaling $485.5 million and $383.9 million, respectively, and standby letters of credit that totaled $10.0

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

million and $5.9 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure. Amounts funded under non-cancelable commitments in effect at the date of acquisition are covered under the applicable loss sharing agreements if certain conditions are met.
Total unfunded commitments at December 31, 2014 and December 31, 2013 were as follows (in thousands):

	December 31, 2014			December 31, 2013
	Covered	Non-covered	Total	Covered	Non-covered	Total
Commitments to fund loans
Residential	$—	$1,683	$1,683	$—	$1,303	$1,303
Commercial and commercial real estate	11	202,593	202,604	415	169,214	169,629
Construction and land development	—	35,814	35,814	—	2,911	2,911
Consumer	—	4,376	4,376	—	4,435	4,435
Credit card lines of credit	—	18,065	18,065	—	17,322	17,322
Unfunded commitments under lines of credit	7,645	215,305	222,950	13,162	175,177	188,339
Commercial and standby letters of credit	234	9,731	9,965	443	5,487	5,930
Total	$7,890	$487,567	$495,457	$14,020	$375,849	$389,869
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
December 31, 2014, 2013, and 2012

Note 23 Fair Value Measurements
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
Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During 2014 and 2013, there were no transfers of financial instruments between the hierarchy levels.
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:
Fair Value of Financial Instruments Measured on a Recurring Basis
Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At December 31, 2014 and December 31, 2013, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At December 31, 2014, the Company’s level 2 securities included mortgage-backed securities comprised of residential mortgage pass-through securities and other residential mortgage-backed securities. At December 31, 2013, the Company’s level 2 securities included asset backed securities, mortgage-backed securities comprised of residential mortgage pass-through securities, and other residential mortgage-backed securities. All other investment securities are classified as level 3.
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
December 31, 2014, 2013, and 2012

contain bilateral collateral arrangements. The fair value inputs of these financial instruments are determined using discounted cash flow analysis through the use of third-party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk, and are classified as level 2.
Warrant liability—The Company measures the fair value of the warrant liability on a recurring basis using a Black-Scholes option pricing model. The Company’s shares became publicly traded on September 20, 2012 and prior to that, had limited private trading; therefore, expected volatility was estimated using a time-based weighted migration of the Company’s own stock price volatility coupled with the median historical volatility, for a period commensurate with the expected term of the warrants, of those eight comparable companies with publicly traded shares, and is deemed a significant unobservable input to the valuation model, as such these investments are classified as level 3.
Clawback liability—The Company periodically measures the net present value of expected future cash payments to be made by the Company to the FDIC that must be made within 45 days of the conclusion of the loss sharing. The expected cash flows are calculated in accordance with the loss sharing agreements and are based primarily on the expected losses on the covered assets, which involve significant inputs that are not market observable, as such these investments are classified as level 3.
The tables below present the financial instruments measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 on the consolidated statements of financial condition utilizing the hierarchy structure described above (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$404,215	$—	$404,215
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,074,580	—	1,074,580
Other securities	—	—	419	419
Derivatives	—	1,428	—	1,428
Total assets at fair value	$—	$1,480,223	$419	$1,480,642
Liabilities:
Warrant liability	$—	$—	$3,328	$3,328
Clawback liability	—	—	36,338	36,338
Derivatives	—	4,728	—	4,728
Total liabilities at fair value	$—	$4,728	$39,666	$44,394

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Asset backed securities	$—	$4,537	$—	$4,537
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	494,990	—	494,990
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,285,582	—	1,285,582
Other securities	—	—	419	419
Derivatives	—	202	—	202
Total assets at fair value	$—	$1,785,311	$419	$1,785,730
Liabilities:
Warrant liability	$—	$—	$6,281	$6,281
Clawback liability	—	—	32,465	32,465
Derivatives	—	74	—	74
Total liabilities at fair value	$—	$74	$38,746	$38,820
The table below details the changes in level 3 financial instruments during 2014 and 2013 (in thousands):

	Warrant liability	Clawback liability
Balance at December 31, 2012	$5,461	$31,271
Change in value	820	(65)
Amortization	—	1,259
Net change in level 3	820	1,194
Balance at December 31, 2013	$6,281	$32,465
Change in value	(2,953)	2,509
Amortization	—	1,364
Net change in Level 3	(2,953)	3,873
Balance at December 31, 2014	$3,328	$36,338
Fair Value of Financial Instruments Measured on a Non-recurring Basis
Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.
The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During 2014, the Company measured 19 loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $0.2 million at December 31, 2014. During 2014, the Company added specific reserves of $0.3 million for nine loans with carrying balances of $2.4 million at December 31, 2014. The Company also eliminated specific reserves of $1.0 million for 13 loans during 2014, primarily due to paydowns, charge offs, or transfers to OREO.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

During 2013, the Company measured 31 loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $0.9 million at December 31, 2013. During 2013, the Company added specific reserves of $0.9 million for 13 loans with carrying balances of $4.3 million at December 31, 2013. The Company also eliminated specific reserves of $2.0 million for 35 loans during 2013, primarily due to paydowns on these loans.
The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.
OREO is recorded at the lower of the loan balance or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $2.1 million of OREO impairments in its consolidated statements of operations during 2014, of which $1.2 million, or 56.7%, were on OREO that was covered by loss sharing agreements with the FDIC. During 2013, the Company recognized $10.3 million of OREO impairments in its consolidated statements of operations, of which $6.8 million, or 66.1% , were on OREO that was covered by loss sharing agreements with the FDIC. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.
The table below provides information regarding the assets recorded at fair value on a non-recurring basis at December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total	Losses from fair value changes
Other real estate owned	$—	$—	$29,120	$29,120	$2,103
Impaired loans	—	—	32,091	32,091	552

	December 31, 2013
	Level 1	Level 2	Level 3	Total	Losses from fair value changes
Other real estate owned	$—	$—	$70,125	$70,125	$10,349
Impaired loans	—	—	21,647	21,647	133
The Company did not record any liabilities for which the fair value was made on a non-recurring basis during 2014 and 2013.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of December 31, 2014. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved (in thousands):

	Fair value at December 31, 2014	Valuation Technique	Unobservable Input	Quantitative Measures
Other securities	$419	Cash investment in private equity fund	Cash investment
Impaired loans	32,091	Appraised value	Appraised values
			Discount rate	0-25%
Clawback liability	36,338	Contractually defined discounted cash flows	Intrinsic loss estimates	$323.3 million - $405 million
			Expected credit losses	—
			Discount rate	4%
Warrant liability	3,328	Black-Scholes	Volatility	18%-30%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 24 Fair Value of Financial Instruments
The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado acquisitions, the Company recorded all of the acquired assets and assumed liabilities at fair value at the respective dates of acquisition. The fair value of financial instruments at December 31, 2014 and December 31, 2013, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

		December 31, 2014		December 31, 2013
	Level in fair value measurement hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
ASSETS:
Cash and cash equivalents	Level 1	$256,979	$256,979	$189,460	$189,460
Asset backed securities available-for-sale	Level 2	—	—	4,537	4,537
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	404,215	404,215	494,990	494,990
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	1,074,580	1,074,580	1,285,582	1,285,582
Other securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	422,622	428,323	513,090	511,489
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	107,968	106,314	128,817	124,916
Capital stock of FHLB	Level 2	7,595	7,595	6,643	6,643
Capital stock of FRB	Level 2	19,450	19,450	25,020	25,020
Loans receivable, net	Level 3	2,144,796	2,193,222	1,841,573	1,923,888
Loans held-for-sale	Level 2	5,146	5,146	5,787	5,787
Accrued interest receivable	Level 2	11,465	11,465	11,355	11,355
Derivatives	Level 2	1,428	1,428	202	202
LIABILITIES:
Deposit transaction accounts	Level 2	2,409,137	2,409,137	2,342,622	2,342,622
Time deposits	Level 2	1,357,051	1,357,885	1,495,687	1,498,798
Securities sold under agreements to repurchase	Level 2	133,552	133,552	99,547	99,547
Federal Home Loan Bank advances	Level 2	40,000	40,465	—	—
Due to FDIC	Level 3	42,011	42,011	41,882	41,882
Warrant liability	Level 3	3,328	3,328	6,281	6,281
Accrued interest payable	Level 2	3,608	3,608	3,058	3,058
Derivatives	Level 2	4,728	4,728	74	74

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
December 31, 2014, 2013, and 2012

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
Derivative assets and liabilities
Fair values for derivative assets and liabilities are fully described in note 23.
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
Warrant liability
The warrant liability is estimated using a Black-Scholes model, the assumptions of which are detailed in note 17 of our audited consolidated financial statements.
Accrued interest payable
Accrued interest payable has a short-term nature and the estimated fair value is equal to the carrying value.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 25 Banking Center Closures
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

Note 26 Parent Company Only Financial Statements
Parent company only financial information for National Bank Holdings Corporation is summarized as follows:
Condensed Statements of Financial Condition
(In thousands)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$123,144	$252,848
Investment in subsidiaries	656,287	631,980
Other assets	19,121	3,024
Total assets	$798,552	$887,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$3,977	$(9,940)
Total liabilities	3,977	(9,940)
Stockholders’ equity	794,575	897,792
Total liabilities and stockholders’ equity	$798,552	$887,852
Condensed Statements of Operations
(In thousands)

	For the years ended December 31,
	2014	2013	2012
Interest income	$2	$98	$255
Undistributed equity from subsidiaries	11,712	(299,836)	17,699
Dividends from subsidiaries	—	313,000	—
Other income	—	3	—
Total income	11,714	13,265	17,954
Expenses
Salaries and benefits	3,572	4,861	15,934
Other expenses	751	4,521	9,216
Total expenses	4,323	9,382	25,150
Operating income (loss)	7,391	3,883	(7,196)
Income tax benefit	(1,785)	(3,044)	(6,653)
Net income (loss)	$9,176	$6,927	$(543)

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Condensed Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$9,176	$6,927	$(543)
Undistributed equity from subsidiaries	(11,712)	299,836	(17,699)
Stock-based compensation expense	3,572	4,861	13,078
Other	(2,325)	(2,311)	(3,530)
Net cash (used in) provided by operating activities	(1,289)	309,313	(8,694)
Cash flows from investing activities:
Purchases of premises and equipment	—	—	(10)
Net cash used in investing activities	—	—	(10)
Cash flows from financing activities:
Repurchase of common stock	(119,370)	(146,736)	(4)
Issuance of vested restricted stock	(576)	(256)	(1,588)
Payment of dividends	(8,476)	(10,139)	(2,664)
Excess tax benefit on stock-based compensation	7	24	—
Net cash used in financing activities	(128,415)	(157,107)	(4,256)
Net (decrease) increase in cash and cash equivalents	(129,704)	152,206	(12,960)
Cash and cash equivalents at beginning of the year	252,848	100,642	113,602
Cash and cash equivalents at end of the year	$123,144	$252,848	$100,642

Note 27 Quarterly Results of Operations (unaudited)
The following is a summary of quarterly results (in thousands, except per share data):

	December 31, 2014
	Fourth quarter	Third quarter	Second quarter	First quarter	Total
Interest and dividend income	$46,280	$45,492	$46,005	$46,885	$184,662
Interest expense	3,696	3,597	3,582	3,538	14,413
Net interest income before provision for loan losses	42,584	41,895	42,423	43,347	170,249
Provision for loan losses	1,265	1,515	1,660	1,769	6,209
Net interest income after provision for loan losses	41,319	40,380	40,763	41,578	164,040
Non-interest income	(5,117)	1,614	2,161	(354)	(1,696)
Non-interest expense	33,149	37,981	39,855	39,018	150,003
Income before income taxes	3,053	4,013	3,069	2,206	12,341
Income tax expense	774	676	940	775	3,165
Net income	$2,279	$3,337	$2,129	$1,431	$9,176
Income per share-basic	$0.06	$0.08	$0.05	$0.03	$0.22
Income per share-diluted	$0.06	$0.08	$0.05	$0.03	$0.22

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 28 Subsequent Event
On January 30, 2015, the Company announced the signing of a definitive merger agreement with Pine River Bank Corporation, the parent company of Pine River Valley Bank. Under the terms of the merger agreement, the Company will acquire all of the outstanding common stock of Pine River Bank Corporation in exchange for approximately $14.0 million in cash, subject to adjustment. The transaction is expected to be completed during the third quarter of 2015 and is subject to regulatory approvals and customary closing conditions, including the approval of Pine River Bank Corporation shareholders. Upon the closing of the transaction, Pine River Valley Bank, the bank subsidiary of Pine River Bank Corporation, will be merged into NBH Bank and operated as part of its Community Banks of Colorado division.
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
There were no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9A.    CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2014, which report is included in this Item 9A below.

We intend to implement the new “Internal Control - Integrated Framework,” issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, during our fiscal year 2015.
Changes in Internal Control Over Financial Reporting
None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Bank Holdings Corporation:
We have audited National Bank Holdings Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, National Bank Holdings Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

Denver, Colorado
February 27, 2015

Item 9B.    OTHER INFORMATION.
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.
The Company's Supplemental Code of Ethics for CEO and Senior Financial Officers, which applies to the CEO, Chief Financial Officer and Principal Accounting Officer, is available at www.nationalbankholdings.com. Amendments to, and waivers of, the code of ethics are publicly disclosed as required by applicable law, regulation or rule.

Item 11.    EXECUTIVE COMPENSATION.
The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 27, 2015, on its behalf by the undersigned, thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ G. Timothy Laney
G. Timothy Laney
Chairman, President Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ G. TIMOTHY LANEY
G. Timothy Laney,
Chairman, President, Chief Executive Officer and Director
(principal executive officer)

/s/ BRIAN F. LILLY
Brian F. Lilly,
Chief Financial Officer
(principal financial officer)

/s/ H. WAYNE MCGAUGH
H. Wayne McGaugh,
Chief Accounting Officer
(principal accounting officer)

/s/ RALPH W. CLERMONT
Ralph W. Clermont, Lead Director

/s/ FRANK V. CAHOUET
Frank V. Cahouet, Director

/s/ ROBERT E. DEAN
Robert E. Dean, Director

/s/ LAWRENCE K. FISH
Lawrence K. Fish, Director

/s/ FRED J. JOSEPH
Fred J. Joseph, Director

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

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Form 10-Q, filed on November 7, 2014)

4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on August 22, 2012)

4.2
Registration Rights Agreement, dated as of October 20, 2009, by and between NBH Holdings Corp. and FBR Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

4.3
Amendment No. 1, dated as of July 20, 2011, to the Registration Rights Agreement, dated as of October 20, 2009 by and between NBH Holdings Corp. and FBR Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.3 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.1
Value Appreciation Instrument Agreement, dated as of October 22, 2010 by and between NBH Holdings Corp. and the Federal Deposit Insurance Corporation (incorporated herein by reference to Exhibit 10.3 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.2
Value Appreciation Instrument Agreement, dated as of July 22, 2011 by and between NBH Holdings Corp. and the Federal Deposit Insurance Corporation (incorporated herein by reference to Exhibit 10.4 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.3
Value Appreciation Instrument Agreement, dated as of October 21, 2011 by and among NBH Holdings Corp., Bank Midwest, National Association and the Federal Deposit Insurance Corporation (incorporated herein by reference to Exhibit 10.5 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.4
Form of Indemnification Agreement by and between NBH Holdings Corp. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.5
Employment Agreement, dated May 22, 2010, by and between G. Timothy Laney and NBH Holdings Corp. (incorporated herein by reference to Exhibit 10.1 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.6
Employment Agreement, October 15, 2011, by and between Thomas M. Metzger and NBH Holdings Corp. (incorporated herein by reference to Exhibit 10.8 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.7
Employment Agreement, dated October 24, 2011, by and between Richard U. Newfield and NBH Holdings Corp. (incorporated herein by reference to Exhibit 10.7 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.8
Letter Agreement dated February 13, 2012, between Brian F. Lilly and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.9 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.9
Letter Agreement dated June 5, 2013, between Zsolt K. Besskó, National Bank Holdings Corporation and NBH Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q, filed on November 12, 2013)^

10.10
Transition and Consulting Agreement, dated April 7, 2014, by and among NBH Bank, N.A., National Bank Holdings Corporation, and Donald Gaiter (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on April 8, 2014)^

10.11	Senior Executive Bonus Plan (incorporated herein by reference to Exhibit 10.11 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on August 22, 2012)^

10.12	NBH Holdings Corp. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)^

10.13	National Bank Holdings Corporation 2014 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 31, 2014)^

10.14
Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Management) (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q, filed on May 9, 2014)^

10.15
Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Management) (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q, filed on May 9, 2014)^

10.16
Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors) (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q, filed on May 9, 2014)^

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