Form 10-Q
period 2015-03-31
National Bank Holdings Corp
filed 2015-05-08
CIK 1475841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of May 7, 2015, NBHC had outstanding 36,046,682 shares of Class A voting common stock and 343,929 shares of Class B non-voting common stock, each with $0.01 par value per share, excluding 1,045,930 shares of restricted Class A common stock issued but not yet vested.

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

•	our ability to successfully convert core operating systems, at the estimated cost, without significant business interruption and to realize the anticipated benefits;

•	our ability to achieve organic loan and deposit growth and the composition of such growth;

•	changes in sources and uses of funds, including loans, deposits and borrowings;

•	increased competition in the financial services industry, nationally, regionally or locally, resulting in, among other things, lower returns;

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

PART I: FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS
NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$52,797	$61,461
Due from Federal Reserve Bank of Kansas City	427,239	185,463
Interest bearing bank deposits	10,068	10,055
Cash and cash equivalents	490,104	256,979
Investment securities available-for-sale (at fair value)	1,413,414	1,479,214
Investment securities held-to-maturity (fair value of $510,803 and $534,637 at March 31, 2015 and December 31, 2014, respectively)	503,610	530,590
Non-marketable securities	27,050	27,045
Loans (including covered loans of $171,887 and $193,697 at March 31, 2015 and December 31, 2014, respectively)	2,216,269	2,162,409
Allowance for loan losses	(18,873)	(17,613)
Loans, net	2,197,396	2,144,796
Loans held for sale	4,935	5,146
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, net	27,854	39,082
Other real estate owned	23,417	29,120
Premises and equipment, net	104,334	106,341
Goodwill	59,630	59,630
Intangible assets, net	15,546	16,883
Other assets	123,760	124,820
Total assets	$4,991,050	$4,819,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$758,763	$732,580
Interest bearing demand deposits	390,523	386,121
Savings and money market	1,358,515	1,290,436
Time deposits	1,324,661	1,357,051
Total deposits	3,832,462	3,766,188
Securities sold under agreements to repurchase	284,161	133,552
Federal Home Loan Bank advances	40,000	40,000
Due to FDIC	37,813	42,011
Other liabilities	33,938	43,320
Total liabilities	4,228,374	4,025,071
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 52,221,999 and 52,223,460 shares issued; 36,797,787 and 38,884,953 shares outstanding at March 31, 2015 and December 31, 2014, respectively	512	512
Additional paid in capital	993,874	993,212
Retained earnings	39,866	40,528
Treasury stock of 14,470,275 and 12,383,109 shares at March 31, 2015 and December 31, 2014, respectively, at cost	(283,661)	(245,516)
Accumulated other comprehensive income, net of tax	12,085	5,839
Total shareholders’ equity	762,676	794,575
Total liabilities and shareholders’ equity	$4,991,050	$4,819,646
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	For the three months ended
	March 31,
	2015	2014
Interest and dividend income:
Interest and fees on loans	$31,981	$33,247
Interest and dividends on investment securities	10,572	13,168
Dividends on non-marketable securities	327	389
Interest on interest-bearing bank deposits	207	81
Total interest and dividend income	43,087	46,885
Interest expense:
Interest on deposits	3,399	3,506
Interest on borrowings	209	32
Total interest expense	3,608	3,538
Net interest income before provision for loan losses	39,479	43,347
Provision for loan losses	1,453	1,769
Net interest income after provision for loan losses	38,026	41,578
Non-interest income:
FDIC indemnification asset amortization	(7,670)	(7,608)
FDIC loss sharing expense	(810)	(957)
Service charges	3,327	3,540
Bank card fees	2,550	2,374
Gain on sales of mortgages, net	400	208
Bank owned life insurance income	394	—
Other non-interest income	772	825
Gain on previously charged-off acquired loans	58	296
OREO related write-ups and other income	500	968
Total non-interest income (expense)	(479)	(354)
Non-interest expense:
Salaries and benefits	20,077	20,774
Occupancy and equipment	6,089	6,474
Telecommunications and data processing	3,062	3,148
Marketing and business development	1,009	1,023
FDIC deposit insurance	1,041	1,045
ATM/debit card expenses	757	751
Professional fees	1,120	638
Other non-interest expense	2,242	2,409
Gain from the change in fair value of warrant liability	(390)	(898)
Intangible asset amortization	1,336	1,336
Other real estate owned (income) expenses	(418)	1,633
Problem loan expenses	799	685
Total non-interest expense	36,724	39,018
Income before income taxes	823	2,206
Income tax expense	(423)	775
Net income	$1,246	$1,431
Income per share—basic	$0.03	$0.03
Income per share—diluted	$0.03	$0.03
Weighted average number of common shares outstanding:
Basic	38,028,506	44,819,644
Diluted	38,028,612	44,863,138
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	For the three months ended
	March 31,
	2015	2014
Net income	$1,246	$1,431
Other comprehensive income, net of tax:
Securities available-for-sale:
Net unrealized gains arising during the period, net of tax expense of $4,298 and $4,962 for the three months ended March 31, 2015 and 2014, respectively.	6,988	8,070
	6,988	8,070
Amortization of net unrealized holding gains on securities transferred between available-for-sale to held-to-maturity, net of tax benefit of $457 and $519 for the three months ended March 31, 2015 and 2014, respectively.	(742)	(845)
	(742)	(845)
Other comprehensive income	6,246	7,225
Comprehensive income	$7,492	$8,656
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended March 31, 2015 and 2014
(In thousands, except share and per share data)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total
Balance, December 31, 2013	$512	$990,216	$39,966	$(126,146)	$(6,756)	$897,792
Net income	—	—	1,431	—	—	1,431
Stock-based compensation	—	720	—	—	—	720
Issuance under equity compensation plan	—	(236)	—	—	—	(236)
Repurchase of 454,706 shares	—	—	—	(8,807)	—	(8,807)
Dividends paid ($0.05 per share)	—	—	(2,276)	—	—	(2,276)
Other comprehensive loss	—	—	—	—	7,225	7,225
Balance, March 31, 2014	$512	$990,700	$39,121	$(134,953)	$469	$895,849
Balance, December 31, 2014	$512	$993,212	$40,528	$(245,516)	$5,839	$794,575
Net income	—	—	1,246	—	—	1,246
Stock-based compensation	—	665	—	—	—	665
Change in corporate tax benefit related to stock-based compensation	—	(3)	—	—	—	(3)
Repurchase of 2,087,166 shares	—	—	—	(38,145)	—	(38,145)
Dividends paid ($0.05 per share)	—	—	(1,908)	—	—	(1,908)
Other comprehensive income	—	—	—	—	6,246	6,246
Balance, March 31, 2015	$512	$993,874	$39,866	$(283,661)	$12,085	$762,676
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,246	$1,431
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,453	1,769
Depreciation and amortization	3,876	4,180
Current income tax receivable	(366)	6,017
Deferred income tax asset	4	(4,584)
Discount accretion, net of premium amortization on securities	1,049	1,320
Loan accretion	(13,204)	(17,733)
Net gain on sale of mortgage loans	(400)	(208)
Origination of loans held for sale, net of repayments	(17,634)	(6,506)
Proceeds from sales of loans held for sale	18,245	9,742
Bank owned life insurance income	(394)	—
Amortization of indemnification asset	7,670	7,608
Gain on the sale of other real estate owned, net	(1,471)	(587)
Impairment on other real estate owned	470	822
Gain on sale of fixed assets	—	(118)
Stock-based compensation	665	720
Decrease in due to FDIC, net	(4,198)	(8,573)
Increase in other assets	(2,025)	(1,451)
Decrease in other liabilities	(9,419)	(9,355)
Net cash used in operating activities	(14,433)	(15,506)
Cash flows from investing activities:
Proceeds from redemption of FHLB stock	234	554
Purchase of FRB stock	(239)	—
Maturities of investment securities held-to-maturity	25,636	24,190
Maturities of investment securities available-for-sale	76,182	76,532
Net increase in loans	(53,049)	(90,125)
Purchase of premises and equipment, net	(532)	(41)
Proceeds from sales of loans	11,702	422
Proceeds from sales of other real estate owned	7,202	4,143
Increase in FDIC indemnification asset	3,558	162
Net cash provided by investing activities	70,694	15,837
Cash flows from financing activities:
Net increase in deposits	66,274	27,787
Increase in repurchase agreements	150,609	(8,482)
Issuance under equity compensation plan	—	(236)
Excess tax benefit/(expense) on stock-based compensation	(3)	—
Payment of dividends	(1,871)	(2,238)
Repurchase of shares	(38,145)	(8,807)
Net cash provided by financing activities	176,864	8,024
Increase in cash and cash equivalents	233,125	8,355
Cash and cash equivalents at beginning of the year	256,979	189,460
Cash and cash equivalents at end of period	$490,104	$197,815
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,412	$3,484
(Refunds received) cash paid during the period for taxes	$(73)	$(638)
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$498	$236
FDIC indemnification asset claims transferred to (other liabilities) other assets	$(1,342)	$29
Loans purchased but not settled	$—	$397
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

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
The accompanying interim consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2014 and include the accounts of the Company and the Bank. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim period is not necessarily indicative of the results that may be expected for the full year or any other interim period.
The Company's significant accounting policies followed in the preparation of the consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2014 and are contained in the Company's Annual Report on Form 10-K. There have not been any significant changes to the application of significant accounting policies since December 31, 2014. GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of the FDIC indemnification asset and clawback liability, the valuation of other real estate owned (“OREO”), the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the evaluation of investment securities for other-than-temporary impairment (“OTTI”), the valuation of stock-based compensation, the fair values of financial instruments, the allowance for loan losses (“ALL”), and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.
Note 2 Recent Accounting Pronouncements
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure - In January 2014, the FASB issued Accounting Standards Update ("ASU") 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This update amends ASC Topic 310-40 and clarifies that an “in substance repossession or foreclosure” has occurred upon the creditor obtaining either legal title to the property upon completion of foreclosure, or the borrower conveying all interest in the property through completion of a deed in lieu of foreclosure. Upon occurrence, the creditor derecognizes the loan receivable and recognizes the collateralized real estate property. The amendments in the ASU became effective for the Company for interim and annual periods beginning after December 15, 2014. Early adoption was permitted. Adoption of this amendment can be made using either a modified retrospective transition method or a prospective transition method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

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
March 31, 2015

and annual periods beginning January 1, 2017 and must be applied retrospectively. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.
Note 3 Investment Securities
The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.9 billion at March 31, 2015 and $2.0 billion at December 31, 2014. Included in the aforementioned $1.9 billion was $1.4 billion of available-for-sale securities and $0.5 billion of held-to-maturity securities.
Available-for-sale
Available-for-sale investment securities are summarized as follows as of the dates indicated (in thousands):

	March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$373,802	$11,434	$—	$385,236
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,033,190	7,972	(13,403)	1,027,759
Other securities	419	—	—	419
Total	$1,407,411	$19,406	$(13,403)	$1,413,414

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$395,244	$9,014	$(43)	$404,215
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,088,834	7,464	(21,718)	1,074,580
Other securities	419	—	—	419
Total	$1,484,497	$16,478	$(21,761)	$1,479,214
At March 31, 2015 and December 31, 2014, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	March 31, 2015
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$—	$—	$—	$—
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	75,887	(1,305)	611,431	(12,098)	687,318	(13,403)
Total	$75,887	$(1,305)	$611,431	$(12,098)	$687,318	$(13,403)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$17	$—	$89,749	$(43)	$89,766	$(43)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	88,854	(2,053)	667,368	(19,665)	756,222	(21,718)
Total	$88,871	$(2,053)	$757,117	$(19,708)	$845,988	$(21,761)
Management evaluated all of the available-for-sale securities in an unrealized loss position and concluded that no other-than-temporary impairment existed at March 31, 2015 or December 31, 2014. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at March 31, 2015 were caused by changes in interest rates. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.
Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $446.8 million at March 31, 2015 and $274.4 million December 31, 2014. The increase in pledged available-for-sale investment securities was primarily attributable to an increase in average deposit account balances and client repurchase account balances during the three months ended March 31, 2015, and an increase in pledged securities for derivative instruments. Certain investment securities may also be pledged as collateral for the line of credit at the Federal Home Loan Bank ("FHLB") of Des Moines; however, no investment securities were pledged for this purpose at March 31, 2015 or December 31, 2014.
Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.3 years as of March 31, 2015 and 3.5 years as of December 31, 2014. This estimate is based on assumptions and actual results may differ. Other securities of $0.4 million have no stated contractual maturity date as of March 31, 2015.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

Held-to-maturity
At March 31, 2015 and December 31, 2014, the Company held $503.6 million and $530.6 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated (in thousands):

	March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$400,408	$7,860	$(17)	$408,251
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	103,202	499	(1,149)	102,552
Total investment securities held-to-maturity	$503,610	$8,359	$(1,166)	$510,803

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$422,622	$5,773	$(72)	$428,323
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	107,968	217	(1,871)	106,314
Total investment securities held-to-maturity	$530,590	$5,990	$(1,943)	$534,637
The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period (in thousands):

	March 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$2,120	$(17)	$2,120	$(17)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	52,949	(1,149)	52,949	(1,149)
Total	$—	$—	$55,069	$(1,166)	$55,069	$(1,166)

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

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
Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no other-than-temporary impairment existed at March 31, 2015 or December 31, 2014. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at March 31, 2015 were caused by changes in interest rates. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.
The carrying value of held-to-maturity investment securities pledged as collateral totaled $99.5 million and $88.3 million at March 31, 2015 and December 31, 2014, respectively.
Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of March 31, 2015 and December 31, 2014 was 3.2 years and 3.4 years, respectively. This estimate is based on assumptions and actual results may differ.
Note 4 Loans
The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions of Bank of Choice and Community Banks of Colorado in 2011, and Hillcrest Bank and Bank Midwest in 2010. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transactions are covered by loss sharing agreements with the FDIC, and covered loans are presented separately from non-covered loans due to the FDIC loss sharing agreements associated with these loans. Covered loans comprised 7.8% of the total loan portfolio at March 31, 2015, compared to 9.0% of the total loan portfolio at December 31, 2014.
The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30 Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality and loans not accounted for under this guidance, which includes our originated loans. The table also shows the amounts covered by the FDIC loss sharing agreements as of March 31, 2015 and December 31, 2014. The carrying value of loans are net of discounts on loans excluded from Accounting Standards Codification (“ASC”) Topic 310-30, and fees and costs of $9.5 million and $10.5 million as of March 31, 2015 and December 31, 2014, respectively (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

	March 31, 2015
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$21,481	$832,724	$854,205	38.5%
Agriculture	19,067	113,608	132,675	6.0%
Commercial real estate	171,742	388,833	560,575	25.3%
Residential real estate	33,158	602,904	636,062	28.7%
Consumer	4,406	28,346	32,752	1.5%
Total	$249,854	$1,966,415	$2,216,269	100.0%
Covered	$142,345	$29,542	$171,887	7.8%
Non-covered	107,509	1,936,873	2,044,382	92.2%
Total	$249,854	$1,966,415	$2,216,269	100.0%

	December 31, 2014
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$22,956	$772,440	$795,396	36.8%
Agriculture	19,063	118,468	137,531	6.4%
Commercial real estate	192,330	369,264	561,594	26.0%
Residential real estate	40,761	591,939	632,700	29.2%
Consumer	4,535	30,653	35,188	1.6%
Total	$279,645	$1,882,764	$2,162,409	100.0%
Covered	$160,876	$32,821	$193,697	9.0%
Non-covered	118,769	1,849,943	1,968,712	91.0%
Total	$279,645	$1,882,764	$2,162,409	100.0%
Included in commercial loans are $149.6 million and $161.8 million of energy-related loans at March 31, 2015 and December 31, 2014, respectively. Energy prices declined significantly during 2014 and prolonged or further pricing pressure could increase stress on energy clients and ultimately the credit quality of this portfolio. However, loans have been structured to mitigate credit loss under a variety of circumstances, including the impact on energy loans as a result of depressed oil prices for a sustained period. Also included in the commercial segment are loans originated by the Company's specialty commercial banking groups. These loans totaled $194.6 million and $130.6 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, $176.6 million and $112.6 million, respectively, of the loans were tax-exempt.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and are included in loans 90 days or more past due and still accruing. Non-accrual loans include troubled debt restructurings on non-accrual status. At March 31, 2015 and December 31, 2014, $11.4 million and $10.8 million, respectively, of loans excluded from the scope of ASC 310-30 were on non-accrual. Loan delinquency for all loans is shown in the following tables at March 31, 2015 and December 31, 2014, respectively (in thousands):

	Total Loans March 31, 2015
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial	$306	$71	$1,142	$1,519	$831,205	$832,724	$81	$4,803
Agriculture	—	36	33	69	113,539	113,608	—	396
Commercial real estate
Construction	—	—	—	—	6,718	6,718	—	—
Acquisition/development	—	—	—	—	4,098	4,098	—	—
Multifamily	—	—	—	—	17,324	17,324	(1)	—
Owner-occupied	57	146	116	319	132,873	133,192	—	778
Non owner-occupied	105	51	220	376	227,125	227,501	—	220
Total commercial real estate	162	197	336	695	388,138	388,833	(1)	998
Residential real estate
Senior lien	363	85	653	1,101	550,056	551,157	—	4,438
Junior lien	24	18	180	222	51,525	51,747	88	509
Total residential real estate	387	103	833	1,323	601,581	602,904	88	4,947
Consumer	196	1	189	386	27,960	28,346	6	214
Total loans excluded from ASC 310-30	$1,051	$408	$2,533	$3,992	$1,962,423	$1,966,415	$174	$11,358
Covered loans excluded from ASC 310-30	$—	$48	$227	$275	$29,267	$29,542	$75	$1,154
Non-covered loans excluded from ASC 310-30	1,051	360	2,306	3,717	1,933,156	1,936,873	99	10,204
Total loans excluded from ASC 310-30	$1,051	$408	$2,533	$3,992	$1,962,423	$1,966,415	$174	$11,358
Loans accounted for under ASC 310-30
Commercial	$275	$—	$1,771	$2,046	$19,435	$21,481	$1,771	$—
Agriculture	21	—	380	401	18,666	19,067	379	—
Commercial real estate	157	170	22,263	22,590	149,152	171,742	22,263	—
Residential real estate	684	254	335	1,273	31,885	33,158	335	—
Consumer	173	4	49	226	4,180	4,406	49	—
Total loans accounted for under ASC 310-30	$1,310	$428	$24,798	$26,536	$223,318	$249,854	$24,797	$—
Covered loans accounted for under ASC 310-30	$391	$44	$22,276	$22,711	$119,634	$142,345	$22,276	$—
Non-covered loans accounted for under ASC 310-30	919	384	2,522	3,825	103,684	107,509	2,521	—
Total loans accounted for under ASC 310-30	$1,310	$428	$24,798	$26,536	$223,318	$249,854	$24,797	$—
Total loans	$2,361	$836	$27,331	$30,528	$2,185,741	$2,216,269	$24,971	$11,358
Covered loans	$391	$92	$22,503	$22,986	$148,901	$171,887	$22,351	$1,154
Non-covered loans	1,970	744	4,828	7,542	2,036,840	2,044,382	2,620	10,204
Total loans	$2,361	$836	$27,331	$30,528	$2,185,741	$2,216,269	$24,971	$11,358

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of March 31, 2015 and December 31, 2014, respectively (in thousands):

	Total Loans March 31, 2015
	Pass	Special mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$791,459	$22,549	$17,992	$724	$832,724
Agriculture	111,118	1,599	891	—	113,608
Commercial real estate
Construction	6,718	—	—	—	6,718
Acquisition/development	4,098	—	—	—	4,098
Multifamily	17,324	—	—	—	17,324
Owner-occupied	128,289	154	4,749	—	133,192
Non owner-occupied	206,603	17,408	3,483	7	227,501
Total commercial real estate	363,032	17,562	8,232	7	388,833
Residential real estate
Senior lien	545,049	—	5,951	157	551,157
Junior lien	50,435	—	1,298	14	51,747
Total residential real estate	595,484	—	7,249	171	602,904
Consumer	28,131	—	215	—	28,346
Total loans excluded from ASC 310-30	$1,889,224	$41,710	$34,579	$902	$1,966,415
Covered loans excluded from ASC 310-30	$18,097	$167	$11,180	$98	$29,542
Non-covered loans excluded from ASC 310-30	1,871,127	41,543	23,399	804	1,936,873
Total loans excluded from ASC 310-30	$1,889,224	$41,710	$34,579	$902	$1,966,415
Loans accounted for under ASC 310-30
Commercial	$10,148	$217	$10,555	$561	$21,481
Agriculture	16,827	31	2,209	—	19,067
Commercial real estate	77,116	3,629	87,228	3,769	171,742
Residential real estate	24,415	1,258	7,485	—	33,158
Consumer	3,599	100	707	—	4,406
Total loans accounted for under ASC 310-30	$132,105	$5,235	$108,184	$4,330	$249,854
Covered loans accounted for under ASC 310-30	$47,426	$2,912	$87,677	$4,330	$142,345
Non-covered loans accounted for under ASC 310-30	84,679	2,323	20,507	—	107,509
Total loans accounted for under ASC 310-30	$132,105	$5,235	$108,184	$4,330	$249,854
Total loans	$2,021,329	$46,945	$142,763	$5,232	$2,216,269
Total covered	$65,523	$3,079	$98,857	$4,428	$171,887
Total non-covered	1,955,806	43,866	43,906	804	2,044,382
Total loans	$2,021,329	$46,945	$142,763	$5,232	$2,216,269

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

Impaired Loans
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At March 31, 2015, the Company measured $3.9 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate and $17.3 million of impaired loans based on the fair value of the collateral less selling costs. Impaired loans totaling $9.7 million that individually were less than $250 thousand each, were measured through our general ALL reserves due to their relatively small size.
At March 31, 2015 and December 31, 2014, the Company’s recorded investments in impaired loans was $30.9 million and $32.1 million, respectively, of which $11.0 million and $11.1 million, respectively, were covered by loss sharing agreements, for the aforementioned periods. Impaired loans had a collective related allowance for loan losses allocated to them of $0.9 million and $0.3 million at March 31, 2015 and December 31, 2014, respectively. Additional information regarding impaired loans at March 31, 2015 and December 31, 2014 is set forth in the table below (in thousands):

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

	Impaired Loans
	March 31, 2015			December 31, 2014
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$16,485	$16,290	$—	$16,953	$16,771	$—
Agriculture	—	—	—	3,065	3,061	—
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Owner-occupied	2,188	1,923	—	1,164	970	—
Non-owner occupied	—	—	—	—	—	—
Total commercial real estate	2,188	1,923	—	1,164	970	—
Residential real estate
Senior lien	354	316	—	694	248	—
Junior lien	—	—	—	—	—	—
Total residential real estate	354	316	—	694	248	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance recorded	$19,027	$18,529	$—	$21,876	$21,050	$—
With a related allowance recorded:
Commercial	$1,720	$1,528	$725	$894	$693	$82
Agriculture	555	495	2	177	145	—
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	40	39	—	—	—	—
Owner-occupied	1,275	965	3	1,321	1,024	5
Non-owner occupied	1,120	1,037	8	1,140	1,060	9
Total commercial real estate	2,435	2,041	11	2,461	2,084	14
Residential real estate
Senior lien	7,508	6,547	180	7,360	6,359	172
Junior lien	1,785	1,527	22	1,768	1,515	9
Total residential real estate	9,293	8,074	202	9,128	7,874	181
Consumer	268	231	2	277	245	2
Total impaired loans with a related allowance recorded	$14,271	$12,369	$942	$12,937	$11,041	$279
Total impaired loans	$33,298	$30,898	$942	$34,813	$32,091	$279

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented (in thousands):

	For the three months ended
	March 31, 2015		March 31, 2014
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$16,252	$176	$7,562	$94
Agriculture	—	—	9,132	119
Commercial real estate
Construction	—	—	—	—
Acquisition/development	—	—	398	5
Multifamily	—	—	908	—
Owner-occupied	1,935	25	1,622	26
Non owner-occupied	—	—	480	8
Total commercial real estate	1,935	25	3,408	39
Residential real estate
Senior lien	319	—	701	4
Junior lien	—	—	—	—
Total residential real estate	319	—	701	4
Consumer	—	—	—	—
Total impaired loans with no related allowance recorded	$18,506	$201	$20,803	$256
With a related allowance recorded:
Commercial	$1,544	$—	$2,113	$12
Agriculture	583	—	177	—
Commercial real estate
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	40	—	165	—
Owner-occupied	986	7	879	3
Non owner-occupied	1,045	13	625	7
Total commercial real estate	2,071	20	1,669	10
Residential real estate
Senior lien	6,598	27	7,243	27
Junior lien	1,539	14	1,566	15
Total residential real estate	8,137	41	8,809	42
Consumer	235	—	250	—
Total impaired loans with a related allowance recorded	$12,570	$61	$13,018	$64
Total impaired loans	$31,076	$262	$33,821	$320

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

Troubled debt restructurings
It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR. At March 31, 2015 and December 31, 2014, the Company had $8.7 million and $19.3 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment. Of these, $1.8 million and $9.8 million, respectively, were covered by FDIC loss sharing agreements. Approximately $8.8 million of loans reported as TDRs at December 31, 2014 were in compliance with their modified terms at March 31, 2015, and therefore, are no longer reportable as TDRs at March 31, 2015.
Non-accruing TDRs at March 31, 2015 and December 31, 2014 totaled $6.5 million and $7.0 million, respectively. Of these, $1.1 million and $1.2 million were covered by the FDIC loss sharing agreements as of March 31, 2015 and December 31, 2014, respectively.
During the three months ended March 31, 2015, the Company restructured nine loans with a recorded investment of $1.2 million to facilitate repayment. Substantially all of the loan modifications were an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The table below provides additional information related to accruing TDRs at March 31, 2015 and December 31, 2014 (in thousands):

	Accruing TDRs
	March 31, 2015
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDRs
Commercial	$5,015	$4,868	$5,015	$35
Agriculture	99	99	103	—
Commercial real estate	1,585	1,592	1,664	—
Residential real estate	1,948	1,961	1,958	2
Consumer	16	17	16	—
Total	$8,663	$8,537	$8,756	$37

	Accruing TDRs
	December 31, 2014
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDRs
Commercial	$13,249	$12,496	$13,249	$375
Agriculture	2,711	3,110	2,715	—
Commercial real estate	610	627	622	—
Residential real estate	2,687	2,767	2,714	2
Consumer	18	20	18	—
Total	$19,275	$19,020	$19,318	$377

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

The following table summarizes the Company’s carrying value of non-accrual TDRs as of March 31, 2015 and December 31, 2014 (in thousands):

	Non - Accruing TDRs
	March 31, 2015		December 31, 2014
	Covered	Non-covered	Covered	Non-covered
Commercial	$1	$3,693	$1	$3,993
Agriculture	81	154	201	164
Commercial real estate	83	327	94	364
Residential real estate	898	1,029	910	1,056
Consumer	—	185	—	190
Total	$1,063	$5,388	$1,206	$5,767
Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had no TDRs that were modified within the past 12 months and had defaulted on their restructured terms during the three months ended March 31, 2015.
During the three months ended March 31, 2014, the Company had two TDRs that had been modified within the past 12 months that defaulted on their restructured terms. The defaulted TDRs were an agriculture loan and a consumer loan totaling $26 thousand. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest.
Loans accounted for under ASC Topic 310-30
Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on large loans if circumstances specific to that loan warrant a prepayment assumption. No prepayments were presumed for small homogeneous commercial loans; however, prepayment assumptions are made that consider similar prepayment factors listed above for smaller homogeneous loans. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the three months ended March 31, 2015 and 2014 (in thousands):

	March 31, 2015	March 31, 2014
Accretable yield beginning balance	$113,463	$130,624
Reclassification from non-accretable difference	11,186	6,164
Reclassification to non-accretable difference	(1,137)	(590)
Accretion	(12,694)	(16,900)
Accretable yield ending balance	$110,818	$119,298
Below is the composition of the net book value for loans accounted for under ASC 310-30 at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Contractual cash flows	$709,447	$751,932
Non-accretable difference	(348,775)	(358,824)
Accretable yield	(110,818)	(113,463)
Loans accounted for under ASC 310-30	$249,854	$279,645

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

Note 5 Allowance for Loan Losses
The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31, 2015
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$8,598	$1,009	$3,819	$3,771	$416	$17,613
Non 310-30 beginning balance	8,598	541	3,597	3,743	413	16,892
Charge-offs	(3)	(47)	(2)	(82)	(208)	(342)
Recoveries	21	—	15	30	83	149
Provision/recoupment	1,284	57	(82)	96	48	1,403
Non 310-30 ending balance	9,900	551	3,528	3,787	336	18,102
ASC 310-30 beginning balance	—	468	222	28	3	721
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision (recoupment)	20	132	(85)	(28)	11	50
ASC 310-30 ending balance	20	600	137	—	14	771
Ending balance	$9,920	$1,151	$3,665	$3,787	$350	$18,873
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$725	$2	$12	$203	$2	$944
Non 310-30 loans collectively evaluated for impairment	9,175	549	3,516	3,584	334	17,158
ASC 310-30 loans	20	600	137	—	14	771
Total ending allowance balance	$9,920	$1,151	$3,665	$3,787	$350	$18,873
Loans:
Non 310-30 individually evaluated for impairment	$17,818	$495	$3,964	$8,390	$231	$30,898
Non 310-30 collectively evaluated for impairment	814,906	113,113	384,869	594,514	28,115	1,935,517
ASC 310-30 loans	21,481	19,067	171,742	33,158	4,406	249,854
Total loans	$854,205	$132,675	$560,575	$636,062	$32,752	$2,216,269

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

	Three months ended March 31, 2014
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$4,258	$1,237	$2,276	$4,259	$491	$12,521
Non 310-30 beginning balance	4,029	572	1,984	4,165	491	11,241
Charge-offs	(386)	—	—	(20)	(171)	(577)
Recoveries	58	—	37	90	76	261
Provision (recoupment)	1,880	(24)	(44)	(66)	77	1,823
Non 310-30 ending balance	5,581	548	1,977	4,169	473	12,748
ASC 310-30 beginning balance	229	665	292	94	—	1,280
Charge-offs	(2)	—	—	—	—	(2)
Recoveries	—	—	—	—	—	—
Provision (recoupment)	(84)	—	(56)	(29)	115	(54)
ASC 310-30 ending balance	143	665	236	65	115	1,224
Ending balance	$5,724	$1,213	$2,213	$4,234	$588	$13,972
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$190	$1	$32	$453	$3	$679
Non 310-30 loans collectively evaluated for impairment	5,391	547	1,945	3,716	470	12,069
ASC 310-30 loans	143	665	236	65	115	1,224
Total ending allowance balance	$5,724	$1,213	$2,213	$4,234	$588	$13,972
Loans:
Non 310-30 individually evaluated for impairment	$9,061	$9,306	$5,035	$9,452	$249	$33,103
Non 310-30 collectively evaluated for impairment	521,401	122,280	312,102	539,306	26,854	1,521,943
ASC 310-30 loans	52,107	23,545	263,608	60,467	6,819	406,546
Total loans	$582,569	$155,131	$580,745	$609,225	$33,922	$1,961,592
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
The Company had $0.2 million net charge-offs of non ASC 310-30 loans during the three months ended March 31, 2015. Strong credit quality trends in the non 310-30 loan portfolio continued during the three months ended March 31, 2015, and management's evaluation resulted in a provision for loan losses on the non 310-30 loans of $1.4 million during the three months ended March 31, 2015.
During the three months ended March 31, 2015, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement resulted in net provision of $50 thousand for the three months ended March 31, 2015, which was comprised primarily of provision of $132 thousand in the agriculture segment and recoupment of previous valuation allowances of $85 thousand in the commercial real estate segment, respectively, during the three months ended March 31, 2015.
The Company charged off $0.3 million, net of recoveries, of non ASC 310-30 loans during the three months ended March 31, 2014, all of which had previously provided specific reserves. Strong credit quality trends in the non 310-30 loan portfolio

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

continued during the three months ended March 31, 2014, and when coupled with origination activity, resulted in a provision for loan losses on the non 310-30 loans of $1.8 million.
During the three months ended March 31, 2014, the Company remeasured the expected cash flows of the loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in a net recoupment of previous valuations allowances of $54 thousand for the three months ended March 31, 2014, which was comprised of reversals of previous valuation allowances of $84 thousand, $56 thousand, and $29 thousand in the commercial, commercial real estate and residential real estate segments, respectively, and net impairments of $115 thousand in the consumer segment.
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
Below is a summary of the activity related to the FDIC indemnification asset during the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended
	March 31, 2015	March 31, 2014
Balance at beginning of period	$39,082	$64,447
Amortization	(7,670)	(7,608)
FDIC portion of (recoveries) charge-offs exceeding fair value marks	(4,900)	(133)
Changes for FDIC loss share submissions	1,342	(29)
Balance at end of period	$27,854	$56,677
The $7.7 million of amortization of the FDIC indemnification asset recognized during the three months ended March 31, 2015 resulted from an overall increase in actual and expected cash flows of the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in overall expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the expected remaining lives of the underlying covered loan pools as an adjustment to yield. The claims filed with the FDIC are subject to review and approval, including extensive audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. During the three months ended March 31, 2015, the Company paid a net $1.3 million to the FDIC.
During the three months ended March 31, 2014, the Company recognized $7.6 million of amortization on the FDIC indemnification asset, and further reduced the carrying value of the FDIC indemnification asset by $29 thousand as a result of claims filed and payments received from the FDIC.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

Note 7 Other Real Estate Owned
A summary of the activity in the OREO balances during the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Beginning balance	$29,120	$70,125
Transfers from loan portfolio, at fair value	498	236
Impairments	(470)	(822)
Sales	(7,202)	(4,143)
Gain on sale of OREO, net	1,471	587
Ending balance	$23,417	$65,983
Of the $23.4 million of OREO at March 31, 2015, $15.9 million, or 67.9%, was covered by loss sharing agreements with the FDIC. At December 31, 2014, $18.5 million, or 63.4%, of the $29.1 million of OREO was covered by loss sharing agreements. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset.
At both March 31, 2015 and December 31, 2014, OREO balances excluded $8.1 million of the Company’s minority interests in OREO which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests.
Note 8 Borrowings
As a member of the FHLB of Des Moines, the Bank has access to term financing from the FHLB. These borrowings are secured under an advance, pledge and securities agreement, which includes primarily real estate loans. Total advances at both March 31, 2015 and December 31, 2014 were $40.0 million. All of the outstanding advances have fixed interest rates and interest expense related to FHLB advances totaled $164 thousand for the three months ended March 31, 2015. More information about FHLB advances at March 31, 2015 is detailed in the table below (dollars in thousands):

Maturity Year	March 31, 2015	Rate
2016	$15,000	0.84%
2018	$10,000	1.81%
2020	$15,000	2.33%
Note 9 Regulatory Capital

As a bank holding company, the Company is subject to regulatory capital adequacy requirements implemented by the Federal Reserve. In addition, the Office of the Comptroller of the Currency ("OCC") imposes capital adequacy requirements on our subsidiary bank. The federal banking agencies have risk-based capital adequacy regulations intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations. Under these regulations, assets are assigned to one of several risk categories, and nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by a risk adjustment percentage for the category.

The law requires federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The capital adequacy regulations require banks to maintain a common equity tier 1 capital ratio of 6.5%, a total tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a leverage ratio of 5.0% to be deemed “well capitalized.” Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. Our regulatory capital ratios and those of the Bank are in excess of the levels established for “well-capitalized” institutions.

In connection with the approval of the de novo charter for the Bank, the Company agreed to maintain capital levels of at least 10.0% tier 1 leverage ratio, 11.0% tier 1 risk-based capital ratio and 12.0% total risk-based capital ratio at our subsidiary bank. In March 2015, the Bank received approval and a waiver from the OCC under the OCC Operating Agreement to permanently reduce the Bank's capital by $50.0 million. As a result, the Bank paid a $50.0 million cash dividend to the Company during the first quarter of 2015.

At March 31, 2015 and December 31, 2014, the Bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the table below (in thousands):

	March 31, 2015
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	14.1%	$684,742	N/A	N/A	4%	$193,916
NBH Bank, N.A.	11.1%	536,375	10%	$482,858	4%	193,143
Common equity tier 1 risk-based capital
Consolidated	26.3%	684,742	6.5%	$168,947	4.5%	$116,963
NBH Bank, N.A.	20.8%	536,375	6.5%	167,683	4.5%	116,088
Tier 1 risk-based capital ratio (2)
Consolidated	26.3%	$684,742	8%	$207,935	6%	$155,951
NBH Bank, N.A.	20.8%	536,375	11%	283,771	6%	154,784
Total risk-based capital ratio (2)
Consolidated	27.1%	$703,867	10%	$259,919	8%	$207,935
NBH Bank, N.A.	21.5%	555,499	12%	309,568	8%	206,379

	December 31, 2014
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	15.0%	$712,222	N/A	N/A	4%	$190,148
NBH Bank, N.A.	12.1%	573,934	10%	$473,478	4%	189,391
Tier 1 risk-based capital ratio (2)
Consolidated	28.9%	$712,222	6%	$147,796	4%	$98,530
NBH Bank, N.A.	23.5%	573,934	11%	268,855	4%	97,766
Total risk-based capital ratio (2)
Consolidated	29.6%	$730,086	10%	$246,326	8%	$197,061
NBH Bank, N.A.	24.2%	591,799	12%	293,297	8%	195,531

(1)	These ratio requirements for NBH Bank, N.A. are reflective of the agreements NBH Bank, N.A. has made with its various regulators in connection with the approval of its de novo charter.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

(2)
Due to the conditional guarantee represented by the loss sharing agreements, the FDIC indemnification asset and the portion of assets covered by the FDIC loss sharing agreements are risk-weighted at 20% for purposes of risk-based capital computations.

Note 10 FDIC Loss Sharing (Expense) Income
In connection with the loss sharing agreements that the Company has with the FDIC with regard to the Hillcrest Bank and Community Banks of Colorado transactions, the Company recognizes the actual reimbursement of costs of resolution of covered assets from the FDIC through the statements of operations. The table below provides additional details of the Company’s FDIC loss sharing (expense) income during the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended
	March 31, 2015	March 31, 2014
Clawback liability amortization	$(368)	$(328)
Clawback liability remeasurement	(1,107)	(516)
Reimbursement to FDIC for gain on sale of and income from covered OREO	(672)	(918)
Reimbursement to FDIC for recoveries	(8)	(85)
FDIC reimbursement of covered asset resolution costs	1,345	890
Total	$(810)	$(957)
Note 11 Stock-based Compensation and Benefits
The Company provides stock-based compensation in accordance with shareholder-approved plans. During the second quarter of 2014, shareholders approved the 2014 Omnibus Incentive Plan (the "2014 Plan"). The 2014 Plan replaces the NBH Holdings Corp. 2009 Equity Incentive Plan (the "Prior Plan"), pursuant to which the Company granted equity awards prior to the approval of the 2014 Plan. Pursuant to the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons.
The aggregate number of Class A common stock available for issuance under the 2014 Plan is 5,134,715 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders.
To date, the Company has issued stock options and restricted stock under the plans. The Compensation Committee sets the option exercise price at the time of grant but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

The Company issued stock options and restricted stock in accordance with the plans during the three months ended March 31, 2015. The following table summarizes stock option activity for the three months ended March 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,597,111	$19.90	4.46	$223,211
Granted	1,187	18.48
Forfeited	(16,171)	18.65
Surrendered	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2015	3,582,127	$19.90	4.22	$83,653
Options fully vested and exercisable at March 31, 2015	3,320,998	$19.99	3.88	$—
Options expected to vest	254,057	$18.89	8.21	$68,271
Stock option expense is included in salaries and benefits in the accompanying consolidated statements of operations and totaled $0.1 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 0.9 years.
Expense related to non-vested restricted stock totaled $0.5 million and $0.4 million during the three months ended March 31, 2015 and 2014, respectively, and is included in salaries and benefits in the Company’s consolidated statements of operations. As of March 31, 2015, there was $1.7 million of total unrecognized compensation cost related to non-vested restricted shares granted under the plans, which is expected to be recognized over a weighted average period of 1.0 years. The following table summarizes restricted stock activity for the three months ended March 31, 2015:

	Total Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2014	955,398	$15.16
Vested	—	—
Granted	1,187	18.48
Forfeited	(2,648)	18.47
Surrendered	—	—
Unvested at March 31, 2015	953,937	$15.15
Note 12 Warrants
At March 31, 2015 and December 31, 2014, the Company had 830,750 issued and outstanding warrants to purchase Company stock. The warrants were granted to certain lead shareholders of the Company, all with an exercise price of $20.00 per share. The term of the warrants is for ten years from the date of grant and the expiration dates of the warrants range from October 20, 2019 to September 30, 2020. The fair value of the warrants was estimated to be $2.9 million and $3.3 million at March 31, 2015 and December 31, 2014, respectively. The fair value of the warrants was estimated using a Black-Scholes option pricing model utilizing the following assumptions at the indicated dates:

	March 31, 2015	December 31, 2014
Risk-free interest rate	1.35%	1.67%
Expected volatility	24.76%	24.18%
Expected term (years)	4-5	5-6
Dividend yield	1.06%	1.03%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

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
The Company recorded a benefit of $0.4 million and $0.9 million for the three months ended March 31, 2015 and March 31, 2014, respectively, in the consolidated statements of operations resulting from the change in fair value of the warrant liability.
Note 13 Common Stock
On February 11, 2015, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. This new program replaced the previous $50.0 million share repurchase program approved during the fourth quarter of 2014. During the three months ended March 31, 2015, the Company repurchased 2,087,166 shares for $37.7 million at a weighted average price of $18.03 per share.
The Company had 36,412,058 shares of Class A common stock and 385,729 shares of Class B common stock outstanding as of March 31, 2015, and 38,017,179 shares of Class A common stock and 867,774 shares of Class B common stock outstanding as of December 31, 2014. Additionally, as of March 31, 2015 and December 31, 2014, the Company had 953,937 and 955,398 shares, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.
Note 14 Income Per Share
The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 11 of the unaudited consolidated financial statements.
The Company had 36,797,787 and 44,486,467 shares outstanding (inclusive of Class A and B) as of March 31, 2015 and 2014, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for three months ended March 31, 2015 and 2014, respectively.
The following table illustrates the computation of basic and diluted income per share for the three months ended March 31, 2015 and 2014 (in thousands, except share and earnings per share information):

	For the three months ended
	March 31, 2015	March 31, 2014
Distributed earnings	$1,908	$2,276
Undistributed earnings (distributions in excess of earnings)	(662)	(845)
Net income	$1,246	$1,431
Less: earnings allocated to participating securities	(10)	(5)
Earnings allocated to common shareholders	$1,236	$1,426
Weighted average shares outstanding for basic earnings per common share	38,028,506	44,819,644
Dilutive effect of equity awards	106	35,827
Dilutive effect of warrants	—	7,667
Weighted average shares outstanding for diluted earnings per common share	38,028,612	44,863,138
Basic earnings per share	$0.03	$0.03
Diluted earnings per share	$0.03	$0.03
The Company had 3,582,127 and 3,503,403 outstanding stock options to purchase common stock at weighted average exercise prices of $19.90 and $19.92 per share at March 31, 2015 and 2014, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

options is dilutive. Additionally, the Company had 830,750 outstanding warrants to purchase the Company’s common stock as of March 31, 2015 and 2014. The warrants have an exercise price of $20.00, which was out-of-the-money for purposes of dilution calculations during the three months ended March 31, 2015. The Company had 953,937 and 1,021,127 unvested restricted shares issued as of March 31, 2015 and 2014, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.
Note 15 Derivatives
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
Fair values of derivative instrument of the balance sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014 (dollars in thousands).
Information about the valuation methods used to measure fair value is provided in note 17 of the unaudited consolidated financial statements.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments
Interest rate products	Other assets	$38	$10	Other liabilities	$5,386	$3,206
Total derivatives designated as hedging instruments		$38	$10		$5,386	$3,206

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$2,018	$1,418	Other liabilities	$2,164	$1,522
Total derivatives not designated as hedging instruments		$2,018	$1,418		$2,164	$1,522
Fair value hedges of interest rate risk
Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2015, the Company had 16 interest rate swaps with a notional amount of $131.4 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. The Company had 11 outstanding interest rate swaps with a notional amount of $68.8 million that were designated as a fair value hedge as of December 31, 2014.
For qualifying derivatives designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2015, the Company recognized a net loss of $140 thousand, respectively, in non-interest expense related to hedge ineffectiveness. During the three months ended March 31, 2014, the Company recognized a net loss of $73 thousand in non-interest expense related to hedge ineffectiveness.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

Non-designated hedges
Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2015, the Company had 13 matched interest rate swap transactions with an aggregate notional amount of $42.7 million related to this program. As of December 31, 2014, the Company had 11 matched interest rate swap transactions with an aggregate notional amount of $35.9 million related to this program.
Effect of Derivative Instruments on the Consolidated Statement of Operations
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the three months ended March 31, 2015 and 2014 (in thousands).

Derivatives in fair value hedging relationships	Location of loss recognized in income on derivatives	Amount of loss recognized in income on derivatives
		For the three months ended March 31,
		2015	2014
Interest rate products	Interest income	$(2,152)	$(614)
Total		$(2,152)	$(614)

Derivatives in fair value hedging relationships	Location of gain recognized in income on derivatives	Amount of gain recognized in income on hedged items
		For the three months ended March 31,
		2015	2014
Interest rate products	Interest income	$2,013	$541
Total		$2,013	$541

		Amount of loss recognized in income on derivatives
		For the three months ended March 31,
Derivatives not designated as hedging instruments	Location of loss recognized in income on derivatives	2015	2014
Interest rate products	Other non-interest income	$(39)	(14)
Total		$(39)	(14)
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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

As of March 31, 2015, the termination value of derivatives in a net liability position related to these agreements was $8.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of March 31, 2015, the Company had posted $9.2 million in eligible collateral.
Note 16 Commitments and Contingencies
In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At March 31, 2015 and December 31, 2014, the Company had loan commitments totaling $468.6 million and $485.5 million, respectively, and standby letters of credit that totaled $10.4 million and $10.0 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure. Amounts funded under non-cancelable commitments in effect at the date of acquisition are covered under the applicable loss sharing agreements if certain conditions are met.
Total unfunded commitments at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015			December 31, 2014
	Covered	Non-covered	Total	Covered	Non-covered	Total
Commitments to fund loans
Residential	$—	$2,669	$2,669	$—	$1,683	$1,683
Commercial and commercial real estate	11	191,008	191,019	11	202,593	202,604
Construction and land development	—	27,079	27,079	—	35,814	35,814
Consumer	—	4,412	4,412	—	4,376	4,376
Credit card lines of credit	—	17,717	17,717	—	18,065	18,065
Unfunded commitments under lines of credit	5,581	220,107	225,688	7,645	215,305	222,950
Commercial and standby letters of credit	234	10,140	10,374	234	9,731	9,965
Total	$5,826	$473,132	$478,958	$7,890	$487,567	$495,457
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
March 31, 2015

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
Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the three months ended March 31, 2015 and 2014, there were no transfers of financial instruments between the hierarchy levels.
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:
Fair Value of Financial Instruments Measured on a Recurring Basis
Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At March 31, 2015 and December 31, 2014, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At March 31, 2015 and December 31, 2014, the Company’s level 2 securities included mortgage-backed securities comprised of residential mortgage pass-through securities, and other residential mortgage-backed securities. All other investment securities are classified as level 3.
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
March 31, 2015

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
Warrant liability—The Company measures the fair value of the warrant liability on a recurring basis using a Black-Scholes option pricing model. The Company’s shares became publicly traded on September 20, 2012 and prior to that, had limited private trading; therefore, expected volatility was estimated using a time-based weighted migration of the Company’s own stock price volatility coupled with the median historical volatility, for a period commensurate with the expected term of the warrants, of those eight comparable companies with publicly traded shares, and is deemed a significant unobservable input to the valuation model, as such these instruments are classified as level 3.
Clawback liability—The Company periodically measures the net present value of expected future cash payments to the FDIC that must be made within 45 days of the conclusion of the loss sharing. The expected cash flows are calculated in accordance with the loss sharing agreements and are based primarily on the expected losses on the covered assets, which involve significant inputs that are not market observable, as such these instruments are classified as level 3.
The tables below present the financial instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 on the consolidated statements of financial condition utilizing the hierarchy structure described above (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$385,236	$—	$385,236
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,027,759	—	1,027,759
Other securities	—	—	419	419
Derivatives	—	2,056	—	2,056
Total assets at fair value	$—	$1,415,051	$419	$1,415,470
Liabilities:
Warrant liability	$—	$—	$2,938	$2,938
Clawback liability	—	—	37,813	37,813
Derivatives	—	7,550	—	7,550
Total liabilities at fair value	$—	$7,550	$40,751	$48,301

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$404,215	$—	$404,215
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,074,580	—	1,074,580
Other securities	—	—	419	419
Derivatives	—	1,428	—	1,428
Total assets at fair value	$—	$1,480,223	$419	$1,480,642
Liabilities:
Warrant liability	$—	$—	$3,328	$3,328
Clawback liability	—	—	36,338	36,338
Derivatives	—	4,728	—	4,728
Total liabilities at fair value	$—	$4,728	$39,666	$44,394
The table below details the changes in level 3 financial instruments during the three months ended March 31, 2015 and March 31, 2014 (in thousands):

	Warrant liability	Clawback liability
Balance at December 31, 2013	$6,281	$32,465
Change in value	(898)	516
Amortization	—	328
Net change in level 3	$(898)	$844
Balance at March 31, 2014	$5,383	$33,309
Balance at December 31, 2014	$3,328	$36,338
Change in value	(390)	1,107
Amortization	—	368
Net change in Level 3	(390)	1,475
Balance at March 31, 2015	$2,938	$37,813
Fair Value Measured on a Non-recurring Basis
Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.
The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During the three months ended March 31, 2015, the Company measured eight loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $0.9 million at March 31, 2015. During the three months ended March 31, 2015, the Company added specific reserves of $0.7 million for four loans with carrying balances of $1.0 million at March 31, 2015. The Company also decreased specific reserves of $0.1 million for four loans during the three months ended March 31, 2015, primarily due to updated appraisals.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.
OREO is recorded at fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further valuation adjustments may be taken to reflect a new basis. The Company recognized $0.5 million of OREO impairments in its consolidated statements of operations during the three months ended March 31, 2015, of which $0.2 million, or 44.5%, were on OREO that was covered by loss sharing agreements with the FDIC. During the three months ended March 31, 2014, the Company recognized $0.8 million of OREO impairments in its consolidated statements of operations, of which $0.6 million, or 69.6%, were on OREO that was covered by loss sharing agreements with the FDIC. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.
The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the three months ended March 31, 2015 and 2014 (in thousands):

	March 31, 2015
	Total	Losses from fair value changes
Other real estate owned	$23,417	$470
Impaired loans	30,898	146

	March 31, 2014
	Total	Losses from fair value changes
Other real estate owned	$65,983	$822
Impaired loans	33,103	465
The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the three months ended March 31, 2015.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of March 31, 2015. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved (in thousands):

	Fair value at March 31, 2015	Valuation Technique	Unobservable Input	Quantitative Measures
Other securities	$419	Cash investment in private equity fund	Realizable value
Impaired loans	30,898	Appraised value	Appraised values
			Discount rate	0-25%
Clawback liability	37,813	Contractually defined discounted cash flows	Intrinsic loss estimates	$323.3 million - $405 million
			Expected credit losses	—
			Discount rate	4%
Warrant liability	2,938	Black-Scholes	Volatility	18%-30%
Note 18 Fair Value of Financial Instruments
The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado acquisitions, the Company recorded all of the acquired assets and assumed liabilities at fair value at the respective dates of acquisition. The fair value of financial instruments at March 31, 2015 and December 31, 2014, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below (in thousands):

		March 31, 2015		December 31, 2014
	Level in fair value measurement hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
ASSETS:
Cash and cash equivalents	Level 1	$490,104	$490,104	$256,979	$256,979
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	385,236	385,236	404,215	404,215
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	1,027,759	1,027,759	1,074,580	1,074,580
Other securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	400,408	408,251	422,622	428,323
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	103,202	102,552	107,968	106,314
Capital stock of FHLB	Level 2	7,361	7,361	7,595	7,595
Capital stock of FRB	Level 2	19,689	19,689	19,450	19,450
Loans receivable, net	Level 3	2,197,396	2,255,644	2,144,796	2,193,222
Loans held-for-sale	Level 2	4,935	4,935	5,146	5,146
Accrued interest receivable	Level 2	12,070	12,070	11,465	11,465
Derivatives	Level 2	2,056	2,056	1,428	1,428
LIABILITIES:
Deposit transaction accounts	Level 2	2,507,801	2,507,801	2,409,137	2,409,137
Time deposits	Level 2	1,324,661	1,325,585	1,357,051	1,357,885
Securities sold under agreements to repurchase	Level 2	284,161	284,161	133,552	133,552
Federal Home Loan Bank advances	Level 2	40,000	40,790	40,000	40,465
Due to FDIC	Level 3	37,813	37,813	42,011	42,011
Warrant liability	Level 3	2,938	2,938	3,328	3,328
Accrued interest payable	Level 2	3,804	3,804	3,608	3,608
Derivatives	Level 2	7,550	7,550	4,728	4,728

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

Cash and cash equivalents
Cash and cash equivalents have a short-term nature and the estimated fair value is equal to the carrying value.
Investment securities
The estimated fair value of investment securities is based on quoted market prices or bid quotations received from securities dealers. Other investment securities, including securities that are held for regulatory purposes are carried at cost, less any other- than-temporary impairment.
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
Deposits
The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits, taking into account the option for early withdrawal. The discount rate is estimated using the current market rates offered by the Company, at the respective measurement dates, for deposits of similar remaining maturities.
Derivative assets and liabilities
Fair values for derivative assets and liabilities are fully described in note 17 of the unaudited consolidated financial statements.
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
Warrant liability
The warrant liability is estimated using a Black-Scholes model, the assumptions of which are detailed in note 12 of the unaudited consolidated financial statements.
Accrued interest payable
Accrued interest payable has a short-term nature and the estimated fair value is equal to the carrying value.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2015, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2014, 2013, and 2012. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.
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
As of March 31, 2015, we had $5.0 billion in assets, $2.2 billion in loans, $3.8 billion in deposits and $0.8 billion in equity. We believe that our established presence positions us well for growth opportunities in our current and complementary markets. Our focus is on building strong banking relationships with small to mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid financial services franchise with a sizable presence for deposit gathering and client relationship building necessary for growth.
Operating Highlights and Key Challenges
Our operations resulted in the following highlights as of and for the three months ended March 31, 2015 (except as noted):
Loan portfolio

•	Organic loan originations totaled $203.7 million, representing a $21.5 million increase from the three months ended December 31, 2014.

•	We had $2.0 billion of loans outstanding that are associated with a “strategic” client relationship, representing 15.9% annualized growth.

•	Successfully exited $23.2 million, or 46.7% annualized, of the non-strategic loan portfolio during the three months ended March 31, 2015.
Credit quality

•	Non 310-30 loans

◦	Credit quality remained strong, as 90 days past due and non-accruing loans were 0.59% of total non 310-30 loans at both March 31, 2015 and December 31, 2014.

◦	Net charge-offs on average non 310-30 loans remained low at 0.04% annualized.

◦	Loss share coverage of 10.2% on non-performing non ASC 310-30 loans.

•	ASC 310-30 loans

◦	Added a net $10.0 million to accretable yield for the acquired loans accounted for under ASC 310-30.

◦	310-30 loans represented 11.3% of total loans at March 31, 2015, compared to 12.9% at December 31, 2014.
Client deposit funded balance sheet

•	Average transaction deposits and client repurchase agreements increased $200.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, or 8.1%.

•	Transaction account balances improved to 65.4% of total deposits as of March 31, 2015 from 64.0% at December 31, 2014.

•	As of March 31, 2015, total deposits and client repurchase agreements made up 97.4% of our total liabilities.

•	We did not have any brokered deposits as of March 31, 2015.
Revenues and expenses

•
The average annual yield on our loan portfolio was 6.01% for the three months ended March 31, 2015 compared to 7.11% for the three months ended March 31, 2014, driven by the increasing originated loan balances coupled with declining balances of higher-yielding purchased loans.

•
Cost of deposits decreased one basis points to 0.36% for the three months ended March 31, 2015 from 0.37% for the three months ended March 31, 2014, primarily due to a $66.2 million increase in non-interest bearing demand deposits.

•
Net interest margin narrowed to 3.59% on a fully taxable equivalent basis during the three months ended March 31, 2015, from 3.94% during the three months ended March 31, 2014, due to the continued resolution of the higher-yielding acquired non-strategic loan portfolio and higher levels of short-term investments that were driven by an increase in client repurchase agreements.

•
FDIC loss-share related non-interest income totaled a negative $8.5 million, including $7.7 million of non-cash amortization on the FDIC indemnification asset during the three months ended March 31, 2015.

•
Operating expenses, which exclude OREO expenses, problem loan expense, the impact from the change in the warrant liability, and conversion costs, totaled $36.4 million and decreased $1.2 million, or 3.3%, from the three months ended March 31, 2014.

•	Problem loan/OREO workout expenses totaled $0.4 million for the three months ended March 31, 2015, decreasing $1.9 million, or 83.6%, from the same period in 2014.
Strong capital position

•	As of March 31, 2015, our consolidated tier 1 leverage ratio was 14.1% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 26.3%.

•
The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC indemnification asset, net, in excess of 4.0%, an approximate yield on new loan originations, and discounted at 5%, adds $0.94 per share to our tangible book value per share as of March 31, 2015.

•	Tangible common book value per share was $18.86 before consideration of the excess accretable yield value of $0.94 per share.

•
During the three months ended March 31, 2015, we repurchased 2.1 million shares, or 5.4% of outstanding shares, at a weighted average price of $18.03 per share. Since early 2013 and through May 7, 2015, we have repurchased 16.6 million shares, or 31.74% of outstanding shares, at an attractive weighted average price of $19.45 per share.

Key Challenges
There are a number of significant challenges confronting us and our industry. In our short history, we have acquired distressed financial institutions, and sought to rebuild them and implement operational efficiencies across the enterprise as a whole. We face continual challenges implementing our business strategy, including growing the assets and deposits of our business amidst intense competition, particularly for loans, low interest rates, changes in the regulatory environment and identifying and consummating disciplined merger and acquisition opportunities in a very competitive environment.
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
Oil and gas prices declined significantly during 2014 and remained depressed through the first quarter of 2015. The full impact to the broad economy, to banks in general, and to us, is yet to be determined. Energy loans comprise 6.8% of our total loans and prolonged or further pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio. Suppressed energy prices may lead to an increase in consumer spending in the short term, but the decline could have unpredictable secondary impacts such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify.
Our total loan balances increased $53.9 million during the three months ended March 31, 2015, or 10.1% annualized, on the strength of $203.7 million of loan originations, partially offset by loan paydowns, particularly in our non-strategic portfolio. Our acquired loans generally have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. The tepid economic recovery and intense loan competition have kept interest rates low during the three months ended March 31, 2015, limiting the yields we have been able to obtain on originated loans. During the three months ended March 31, 2015, our weighted average yield on loan originations was 3.43%, which is significantly lower than our 2014 weighted average yield of our loan portfolio of 6.60%. We expect downward pressure on the yields on our total loan portfolio to the extent that our originated loan portfolio does not provide sufficient yields to replace the high yields on the acquired loan portfolio as they pay down or pay off. Growth in our interest income will ultimately be dependent on our ability to generate sufficient volumes of high-quality originated loans.
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
Asset quality - We monitor the asset quality of our loans and OREO through a variety of metrics, and we work to resolve problem assets in an efficient manner. Specifically, we monitor the resolution of problem loans through payoffs, pay downs and foreclosure activity. We marked all of our acquired assets to fair value at the date of their respective acquisitions, taking into account our estimation of credit quality. Loans accounted for under ASC Topic 310-30 are re-measured quarterly.
Our evaluation of traditional credit quality metrics and the allowance for loan losses (“ALL”) levels, especially when compared to industry averages or to other financial institutions, takes into account that any credit quality deterioration that existed at the date of acquisition was considered in the original valuation of those assets on our balance sheet. Additionally, many of these assets are covered by loss sharing agreements. All of these factors limit the comparability of our credit quality and ALL levels to peers or other financial institutions, but provide additional layers of loss protection.
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
Capital - We monitor our capital levels, including evaluating the effects of share repurchases and potential acquisitions, to ensure continued compliance with regulatory requirements and with the OCC Operating Agreement that we entered into in connection with our Bank Midwest acquisition, which is described under “Supervision and Regulation”in our 2014 Annual

Report on Form 10-K. We review our tier 1 leverage capital ratios, our common equity tier 1 risk-based capital ratios, our tier 1 risk-based capital ratios and our total risk-based capital ratios on a regular basis.
Within our consolidated results of operations, we specifically evaluate the following:
Net interest income - Net interest income represents the amount by which interest income on interest earning assets exceeds interest expense incurred on interest bearing liabilities. We generate interest income through interest and dividends on loans, investment securities and interest bearing bank deposits. Our acquired loans have generally produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield and, as a result, we have historically had downward pressure on our interest income. While there is still some downward pressure and volatility in our interest income due to the nature of our portfolio, solid loan originations are helping to stabilize interest income by offsetting the decrease in interest income from the higher yielding purchased loans with the interest income earned on new loan originations. We incur interest expense on our interest bearing deposits, repurchase agreements and on our FHLB advances, and we would also incur interest expense on any future borrowings, including any debt assumed in acquisitions. We strive to maximize our interest income by acquiring and originating loans and investing excess cash in investment securities. Furthermore, we seek to minimize our interest expense through low-cost funding sources, thereby maximizing our net interest income.

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
Non-interest income - Non-interest income consists of service charges, bank card fees, gains on sales of mortgages, gains on sales of investment securities, gains on previously charged-off acquired loans, OREO related write-ups and other income and other non-interest income. Also included in non-interest income is FDIC indemnification asset amortization and other FDIC loss sharing income, which consists of reimbursement of costs related to the resolution of covered assets, and amortization of our clawback liability. For additional information, see “Application of Critical Accounting Policies-Valuation of Assets Acquired and Liabilities Assumed and Acquisition Accounting Application” and note 2 in our consolidated financial statements in our 2014 Annual Report on Form 10-K. Due to fluctuations in the amortization rates on the FDIC indemnification asset and the amortization of the clawback liability and due to varying levels of expenses and income related to the resolution of covered assets, the FDIC loss sharing income is not consistent on a period-to-period basis and, is expected to decline over time as covered assets are resolved and as the FDIC loss sharing agreements expire over the next two years.
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
In evaluating the financial statement line items described above, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for the periods indicated:

	As of and for the three months ended
	March 31, 2015	December 31, 2014	March 31, 2014
Key Ratios(1)
Return on average assets	0.10%	0.19%	0.12%
Return on average tangible assets(2)	0.17%	0.26%	0.19%
Return on average equity	0.65%	1.12%	0.64%
Return on average tangible common equity(2)	1.18%	1.66%	1.10%
Interest-earning assets to interest-bearing liabilities (end of period)(3)	135.28%	137.36%	137.14%
Loans to deposits ratio (end of period)	57.96%	57.55%	50.79%
Average equity to average assets	15.88%	16.75%	18.34%
Non-interest bearing deposits to total deposits (end of period)	19.80%	19.45%	17.83%
Net interest margin(4)	3.55%	3.84%	3.93%
Net interest margin (fully taxable equivalent)(2)(4)	3.59%	3.87%	3.94%
Interest rate spread(5)	3.47%	3.75%	3.82%
Yield on earning assets(3)	3.87%	4.18%	4.25%
Yield on earning assets (fully taxable equivalent)(2)(3)	3.91%	4.21%	4.26%
Cost of interest bearing liabilities(3)	0.44%	0.46%	0.44%
Cost of deposits	0.36%	0.37%	0.37%
Non-interest expense to average assets	3.03%	2.72%	3.22%
Efficiency ratio (fully taxable equivalent)(2)(6)	89.83%	84.19%	87.32%
Dividend payout ratio	166.67%	83.33%	166.67%

Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.51%	0.50%	0.50%
Covered non-performing loans to total non-performing loans	10.16%	12.18%	22.34%
Non-performing assets to total assets	0.71%	0.85%	1.56%
Covered non-performing assets to total non-performing assets	47.87%	48.56%	50.83%
Allowance for loan losses to total loans	0.85%	0.81%	0.71%
Allowance for loan losses to total non-covered loans	0.92%	0.89%	0.83%
Allowance for loan losses to non-performing loans	166.16%	162.89%	143.48%
Net charge-offs (recoveries) to average loans	0.04%	0.04%	0.07%

(1)	Ratios are annualized.

(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation starting on page 45.

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

	As of and for the three months ended
	March 31, 2015	December 31, 2014	March 31, 2014
Total shareholders’ equity	$762,676	$794,575	$895,849
Less: goodwill and intangible assets, net	(75,176)	(76,513)	(80,523)
Add: deferred tax liability related to goodwill	6,609	6,222	5,059
Tangible common equity (non-GAAP)	$694,109	$724,284	$820,385

Total assets	$4,991,050	$4,819,646	$4,913,587
Less: goodwill and intangible assets, net	(75,176)	(76,513)	(80,523)
Add: deferred tax liability related to goodwill	6,609	6,222	5,059
Tangible assets (non-GAAP)	$4,922,483	$4,749,355	$4,838,123

Tangible common equity to tangible assets calculations:
Total shareholders’ equity to total assets	15.28%	16.49%	18.23%
Less: impact of goodwill and intangible assets, net	(1.18)%	(1.24)%	(1.27)%
Tangible common equity to tangible assets (non-GAAP)	14.10%	15.25%	16.96%

Common book value per share calculations:
Total shareholders' equity	$762,676	$794,575	$895,849
Divided by: ending shares outstanding	36,797,787	38,884,953	44,486,467
Common book value per share	$20.73	$20.43	$20.14

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$694,109	$724,284	$820,385
Divided by: ending shares outstanding	36,797,787	38,884,953	44,486,467
Tangible common book value per share (non-GAAP)	$18.86	$18.63	$18.44

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$694,109	$724,284	$820,385
Less: accumulated other comprehensive income, net of tax	(12,085)	(5,839)	(469)
Tangible common book value, excluding accumulated other comprehensive income, net of tax	682,024	718,445	819,916
Divided by: ending shares outstanding	36,797,787	38,884,953	44,486,467
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$18.53	$18.48	$18.43

Return on Average Tangible Assets and Return on Average Tangible Equity
	As of and for the three months ended
	March 31, 2015	December 31, 2014	March 31, 2014
Net income	$1,246	$2,279	$1,431
Add: impact of core deposit intangible amortization expense, after tax	815	815	808
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$2,061	$3,094	$2,239

Average assets	$4,915,101	$4,826,444	$4,909,820
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	69,379	71,080	76,271
Average tangible assets (non-GAAP)	$4,845,722	$4,755,364	$4,833,549

Average shareholder's equity	$780,463	$808,636	$900,482
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	69,379	71,080	76,271
Average tangible common equity (non-GAAP)	$711,084	737,556	$824,211

Return on average assets	0.10%	0.19%	0.12%
Return on average tangible assets (non-GAAP)	0.17%	0.26%	0.19%
Return on average equity	0.65%	1.12%	0.64%
Return on average tangible common equity (non-GAAP)	1.18%	1.66%	1.10%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin
	As of and for the three months ended
	March 31, 2015	December 31, 2014	March 31, 2014
Interest income	$43,087	$46,280	$46,885
Add: impact of taxable equivalent adjustment	395	320	159
Interest income, fully taxable equivalent (non-GAAP)	$43,482	46,600	$47,044

Net interest income	$39,479	$42,584	$43,347
Add: impact of taxable equivalent adjustment	395	320	159
Net interest income, fully taxable equivalent (non-GAAP)	$39,874	42,904	$43,506

Average earning assets	4,509,894	4,395,091	4,477,632
Yield on earning assets	3.87%	4.18%	4.25%
Yield on earning assets,fully taxable equivalent (non-GAAP)	3.91%	4.21%	4.26%
Net interest margin	3.55%	3.84%	3.93%
Net interest margin, fully taxable equivalent (non-GAAP)	3.59%	3.87%	3.94%

Adjusted Efficiency Ratio
	As of and for the three months ended
	March 31, 2015	December 31, 2014	March 31, 2014
Net interest income	$39,479	$42,584	$43,347
Add: impact of taxable equivalent adjustment	395	320	159
Net interest income, fully taxable equivalent (non-GAAP)	$39,874	$42,904	$43,506

Non-interest income	$(479)	$(5,117)	$(354)

Non-interest expense	$36,724	$33,149	$39,018
Less: core deposit intangible asset amortization	(1,336)	(1,336)	(1,336)
Non-interest expense, adjusted for core deposit intangible asset amortization	$35,388	$31,813	$37,682

Efficiency ratio	90.74%	84.91%	87.65%
Efficiency ratio, (fully taxable equivalent) (non-GAAP)	89.83%	84.19%	87.32%

Application of Critical Accounting Policies
We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the fair value determination of assets acquired and liabilities assumed in business combinations and the application of acquisition accounting, the accounting for acquired loans and the related FDIC indemnification asset and the determination of the ALL. These critical accounting policies and estimates are summarized in the sections captioned “Application of Critical Accounting Policies” in Management's Discussion and Analysis in our 2014 Annual Report on Form 10-K, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for the year ended December 31, 2014. There have been no significant changes to the application of critical accounting policies since December 31, 2014.
Financial Condition
Total assets were $5.0 billion at March 31, 2015 compared to $4.8 billion at December 31, 2014, an increase of $0.2 billion, or 3.6%. The increase in total assets was a result of a $233.1 million increase in cash and cash equivalents, and an increase of $53.9 million in loans receivable, partially offset by a $92.8 million decrease in the investment portfolio. During the three months ended March 31, 2015, the run-off from the investment securities portfolio and non-strategic loans was used to fund loan growth. Total loans were $2.2 billion at March 31, 2015, and grew $53.9 million, or 10.1% annualized, from December 31, 2014. We originated $203.7 million of loans during the three months ended March 31, 2015, which grew the balances in our strategic portfolio $77.1 million from December 31, 2014 to March 31, 2015, or an annualized rate of 15.9%. We reduced our non-strategic loan portfolio to $0.2 billion at March 31, 2015, a decrease of $23.2 million from December 31, 2014, or 46.7% annualized, which was a reflection of our successful workout progress on acquired problem loans (many of which were covered). Our FDIC indemnification asset decreased $11.2 million during the three months ended March 31, 2015, primarily as a result of amortization resulting from an increase in actual and expected cash flows on the underlying covered assets, leading to lower than expected reimbursements from the FDIC. Total deposits and client repurchase agreements totaled $4.1 million at March 31, 2015, and increased $216.9 million, or 5.6%, from December 31, 2014, primarily due to an increase of $150.6 million in client repurchase agreements. Lower cost demand, savings, and money market ("transaction") deposits increased $98.7 million, or 4.1%, while time deposits decreased $32.4 million, or 2.4%, as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a long-term banking relationship.
Investment Securities
Available-for-sale
Total investment securities available-for-sale were $1.4 billion at March 31, 2015, compared to $1.5 billion at December 31, 2014, a decrease of $65.8 million, or 4.4%. During the three months ended March 31, 2015, maturities and pay downs of available-for-sale securities totaled $76.2 million. There were no purchases of available-for-sale securities during the three months ended March 31, 2015. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated (in thousands):

	March 31, 2015				December 31, 2014
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	373,802	385,236	27.26%	2.17%	395,244	404,215	27.33%	2.11%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,033,190	1,027,759	72.71%	1.73%	1,088,834	1,074,580	72.64%	1.75%
Other securities	419	419	0.03%	0.00%	419	419	0.03%	0.00%
Total investment securities available-for-sale	$1,407,411	$1,413,414	100.00%	1.85%	$1,484,497	$1,479,214	100.00%	1.85%
As of March 31, 2015 and December 31, 2014, generally all of the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At both March 31, 2015 and December 31, 2014, adjustable rate securities comprised 7.4% of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.2% per annum, at March 31, 2015 and December 31, 2014.
The available-for-sale investment portfolio included $19.4 million of gross unrealized gains and $21.8 million of gross unrealized losses at March 31, 2015 and December 31, 2014, respectively, which were partially offset by $13.4 million of unrealized losses and $16.5 million of unrealized gains for the aforementioned periods. In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily impaired.
The estimated weighted average life of the available-for-sale MBS portfolio as of March 31, 2015 and December 31, 2014 was 3.3 years and 3.5 years, respectively, the decrease of which is primarily due to an adjustment in expected prepayment speeds and aging of the portfolio. This estimate is based on various assumptions, including repayment characteristics, and actual results may differ. At both March 31, 2015 and December 31, 2014, the duration of the total available-for-sale investment portfolio was 3.2 years.
 Held-to-maturity
At March 31, 2015, we held $503.6 million of held-to-maturity investment securities, compared to $530.6 million at December 31, 2014, a decrease of $27.0 million, or 5.1%. During the three months ended March 31, 2015, we did not purchase any held-to-maturity securities. Held-to-maturity investment securities are summarized as follows as of the date indicated (in thousands):

	March 31, 2015
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$400,408	$408,251	79.51%	3.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	103,202	102,552	20.49%	1.67%
Total investment securities held-to-maturity	$503,610	$510,803	100.00%	2.92%

	December 31, 2014
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$422,622	$428,323	79.65%	3.25%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	107,968	106,314	20.35%	1.68%
Total investment securities held-to-maturity	$530,590	$534,637	100.00%	2.93%
The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.
The fair value of the held-to-maturity investment portfolio was $510.8 million and $534.6 million, at March 31, 2015 and December 31, 2014, respectively, and included $7.2 million and $4.0 million of net unrealized gains for the respective periods.
The estimated weighted average life of the held-to-maturity investment portfolio was 3.2 years as of March 31, 2015 and 3.4 years as of December 31, 2014. As of March 31, 2015, the duration of the total held-to-maturity investment portfolio was 3.1 years and the duration of the entire investment securities portfolio was 3.1 years. As of December 31, 2014, the duration of the total held-to-maturity investment portfolio was 3.2 years and the duration of the entire investment securities portfolio was 3.2 years.

Loans Overview
At March 31, 2015, our loan portfolio was comprised of new loans that we originated and loans that were acquired in connection with our four acquisitions to date. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transaction are covered by loss sharing agreements with the FDIC.

As discussed in note 4 to our unaudited consolidated financial statements, in accordance with applicable accounting guidance, all acquired loans are recorded at fair value at the date of acquisition, and an allowance for loan losses is not carried over with the loans but, rather, the fair value of the loans encompasses both credit quality and contractual interest rate considerations. Management accounted for all loans acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions under ASC 310-30, with the exception of loans with revolving privileges which were outside the scope of ASC 310-30. In our Bank Midwest transaction, we did not acquire all of the loans of the former Bank Midwest but, rather, selected certain loans based upon specific criteria of performance, adequacy of collateral, and loan type that were performing at the time of acquisition. None of the loans acquired in the Bank Midwest transaction are accounted for under ASC 310-30.
Consistent with differences in the accounting, the loan portfolio is presented in two categories: (i) ASC 310-30 loans and (ii) non 310-30 loans. The portfolio is further stratified based on (i) loans covered by FDIC loss sharing agreements, or “covered loans,” and (ii) loans that are not covered by FDIC loss sharing agreements, or “non-covered loans.” Additionally, inherent in the nature of acquiring problem banks, only certain of our acquired clients conform to our long-term business model of in-market, relationship-oriented banking clients. We have developed a management tool to evaluate the progress of working out the problem loans acquired in our acquisitions and the progress of organic loan growth, whereby we have designated loans as “strategic” or “non-strategic.” Strategic loans include all originated loans in addition to those acquired loans inside our operating markets that meet our credit risk profile. Identification as strategic for acquired loans was made at the time of acquisition. Criteria utilized in the designation of a loan as “strategic” include (a) geography, (b) total relationship with borrower and (c) credit metrics commensurate with our current underwriting standards. At March 31, 2015, strategic loans totaled $2.0 billion and had strong credit quality as represented by a non-accrual loans ratio of 0.4%. We believe this presentation of our loan portfolio provides a meaningful basis to understand the underlying drivers of changes in our loan portfolio balances.
Due to the unique structure and accounting treatment in our loan portfolio, we utilize four primary presentations to analyze our loan portfolio, depending on the purpose of the analysis. Those are:

To analyze:	We look at:
Loan growth and production efforts	Strategic balances and loan originations
Workout efforts of our purchased non-strategic portfolio	Non-strategic balances and accretable yield
Risk mitigants of our non-performing loans	FDIC loss-share coverage and fair value marks
Interest income	ASC 310-30 accretable yield and non 310-30 yield
For information regarding the loan portfolio composition and the breakdown of the portfolio between ASC 310-30 loans, non 310-30 loans, along with the amounts that are covered and non-covered, see note 4 to the unaudited consolidated financial statements.
Strategic loans comprised 91.9% of the total loan portfolio at March 31, 2015, compared to 90.7% at December 31, 2014. The table below shows the loan portfolio composition categorized between strategic and non-strategic at the respective dates (in thousands):

	March 31, 2015			December 31, 2014
	Strategic	Non-strategic	Total	Strategic	Non-strategic	Total
Commercial	$826,190	$28,015	$854,205	$765,114	$30,282	$795,396
Agriculture	130,711	1,964	132,675	135,559	1,972	137,531
Owner-occupied commercial real estate	151,463	18,258	169,721	140,729	19,228	159,957
Commercial real estate	279,768	111,086	390,854	275,311	126,326	401,637
Residential real estate	618,631	17,431	636,062	610,583	22,117	632,700
Consumer	30,974	1,778	32,752	33,371	1,817	35,188
Total	$2,037,737	$178,532	$2,216,269	$1,960,667	$201,742	$2,162,409

Our loan portfolio totaled $2.2 billion at March 31, 2015 and increased $53.9 million from December 31, 2014. The 2.5% increase in total loans was primarily driven by a $77.1 million increase in our strategic loan portfolio, partially offset by a $23.2 million decrease in our non-strategic loan portfolio. The increase in strategic loans of $77.1 million, or 15.9% annualized, at March 31, 2015 compared to December 31, 2014, was driven by strong loan originations. We have successfully continued to generate new relationships with individuals and small to mid-sized businesses. We have experienced particularly strong loan growth in our commercial portfolio, which at March 31, 2015, was comprised of energy-related loans of $149.6 million, public administration-related loans of $119.9 million, manufacturing-related loans of $95.7 million, finance and insurance related loans of $89.8 million, and a variety of smaller subcategories of commercial and industrial loans. Our enterprise-level, dedicated special asset resolution team has had continued success working out non-strategic loans acquired in our FDIC-assisted transactions, which complimented the repayment of non-strategic loans that do not conform to our business model of in-market, relationship-oriented loans with credit metrics commensurate with our current underwriting standards.

Included in our commercial loans are energy-related loans that totaled $149.6 million at March 31, 2015, representing 6.8% of total loans and 3.3% of interest earning assets, and decreased from $161.8 million at December 31, 2014, as clients raised capital, increased cash positions and moderated borrowings in response to continued depressed oil and natural gas prices. Energy production (loans to companies engaged in exploration and production), energy midstream (loans to companies that engage in consolidation, storage, and transportation of oil and gas) and energy services (loans to companies that provide products and services to oil/gas companies), made up 43.7%, 25.4% and 30.9%, respectively, of the total energy related portfolio at March 31, 2015. We have an experienced energy banking team, which includes an in-house petroleum geologist and we have maintained a disciplined approach to energy lending that includes carefully selected clients based on strong balance sheets, low leverage and quality management, and we perform regular reviews. The average loan balance per relationship in the energy sector was $6.8 million and the credit quality of these loans has deteriorated slightly from December 31, 2014 to March 31, 2015. Energy prices declined significantly during 2014 and prolonged or further pricing pressure could increase stress on our energy clients and ultimately the credit quality of this portfolio. However, the capital and liquidity of our energy clients, as well as the conservative loan structures, should protect us against significant credit loss.
New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. New loan originations of $203.7 million during the three months ended March 31, 2015, went up $21.5 million, or 11.8% from the last quarter as a result of deepening market penetration. The following table represents new loan originations for the last five quarters (in thousands):

	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	2015	2014	2014	2014	2014
Commercial	$129,120	$102,732	$110,083	$133,671	$130,096
Agriculture	3,605	4,952	7,014	10,288	4,959
Owner-occupied commercial real estate	12,778	11,139	10,293	28,803	21,002
Commercial real estate	21,898	27,617	33,817	45,903	29,633
Residential real estate	33,042	31,680	35,404	44,539	27,812
Consumer	3,247	4,111	6,678	3,556	3,461
Total	$203,690	$182,231	$203,289	$266,760	$216,963

The tables below show the contractual maturities of our loans for the dates indicated (in thousands):

	March 31, 2015
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$121,761	$498,562	$233,882	$854,205
Agriculture	31,053	54,179	47,443	132,675
Owner-occupied commercial real estate	13,984	72,799	82,938	169,721
Commercial real estate	92,624	219,879	78,351	390,854
Residential real estate	17,879	32,754	585,429	636,062
Consumer	10,846	15,607	6,299	32,752
Total loans	$288,147	$893,780	$1,034,342	$2,216,269
Covered	$104,961	$33,314	$33,612	$171,887
Non-covered	183,186	860,466	1,000,730	2,044,382
Total loans	$288,147	$893,780	$1,034,342	$2,216,269

	December 31, 2014
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$118,569	$502,622	$174,205	$795,396
Agriculture	36,769	49,032	51,730	137,531
Owner-occupied commercial real estate	19,048	65,963	74,946	159,957
Commercial real estate	93,040	222,984	85,613	401,637
Residential real estate	22,678	37,900	572,122	632,700
Consumer	12,899	16,115	6,174	35,188
Total loans	$303,003	$894,616	$964,790	$2,162,409
Covered	$112,202	$46,152	$35,343	$193,697
Non-covered	190,801	848,464	929,447	1,968,712
Total loans	$303,003	$894,616	$964,790	$2,162,409

The stated interest rate sensitivity (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated (in thousands):

	March 31, 2015
	Fixed		Variable		Total
	Balance	Weighted average rate	Balance	Weighted average rate	Balance	Weighted average rate
Commercial	$273,778	3.52%	$448,798	3.57%	$722,576	3.55%
Agriculture	45,337	4.85%	38,939	4.38%	84,276	4.63%
Owner-occupied commercial real estate	72,250	4.35%	57,753	4.02%	130,003	4.20%
Commercial real estate	120,209	4.57%	112,675	3.40%	232,884	4.00%
Residential real estate	345,426	3.48%	245,802	3.58%	591,228	3.52%
Consumer	13,661	5.16%	4,421	3.79%	18,082	4.82%
Total loans with > 1 year maturity	$870,661	3.81%	$908,388	3.61%	$1,779,049	3.71%
Covered	$561	3.30%	$13,411	2.81%	$13,972	2.83%
Non-covered	870,100	3.81%	894,977	3.63%	1,765,077	3.72%
Total loans with > 1 year maturity	$870,661	3.81%	$908,388	3.61%	$1,779,049	3.71%

	December 31, 2014
	Fixed		Variable		Total
	Balance	Weighted average rate	Balance	Weighted average rate	Balance	Weighted average rate
Commercial	$222,448	3.80%	$443,305	3.63%	$665,753	3.68%
Agriculture	45,721	4.83%	37,533	4.58%	83,254	4.72%
Owner-occupied commercial real estate	68,723	4.31%	44,482	4.10%	113,205	4.23%
Commercial real estate	118,724	4.59%	109,117	3.41%	227,841	4.02%
Residential real estate	341,833	3.48%	236,365	3.59%	578,198	3.53%
Consumer	13,828	5.32%	4,591	3.95%	18,419	4.97%
Total loans with > 1 year maturity	$811,277	3.91%	$875,393	3.66%	$1,686,670	3.78%
Covered	$814	3.47%	$13,873	2.87%	$14,687	2.91%
Non-covered	810,463	3.91%	861,520	3.67%	1,671,983	3.79%
Total loans with > 1 year maturity	$811,277	3.91%	$875,393	3.66%	$1,686,670	3.78%

Accretable Yield
At March 31, 2015, the accretable yield balance was $110.8 million compared to $113.5 million at December 31, 2014. We re-measure the expected cash flows of all 27 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. During the three months ended March 31, 2015 and 2014, we reclassified a net $10.0 million and $5.6 million, respectively, from non-accretable difference to accretable yield, as a result of these remeasurements.
In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated (in thousands):

	March 31, 2015	December 31, 2014
Remaining accretable yield on loans accounted for under ASC 310-30	$110,818	$113,463
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	7,026	7,618
Total remaining accretable yield and fair value mark	$117,844	$121,081
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
As of March 31, 2015, we had incurred $200.3 million of estimated losses on our Hillcrest Bank covered assets since the beginning of the loss sharing agreement as measured by the FDIC's book value, substantially all of which was related to the commercial assets. The Hillcrest Bank loss sharing agreement covers losses incurred through the fourth quarter of 2015. As of March 31, 2015, there were 131 remaining covered assets totaling $75.9 million. Of these, there were 56 covered loans with carrying values of $25.3 million that were either past due or that have scheduled maturities after the end of the loss share term, and there were eight covered OREO assets with carrying values of $4.7 million. Per the loss-sharing agreements with the FDIC, we must continue to share gains and recoveries on covered assets for three years after the expiration of the loss-sharing periods. Within 45 days after the expiration of the loss-sharing agreements, the Company must pay the FDIC the clawback liability, which is included in Due to FDIC on the statements of financial condition. With regard to our Community Banks of Colorado loss sharing agreement, as of March 31, 2015, we had incurred approximately $134.7 million of estimated losses. The claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. The Community Banks of Colorado loss sharing agreement covers losses through the fourth quarter of 2016.

Asset Quality
All of the assets acquired in our acquisitions were marked to fair value at the date of acquisition, and the fair value adjustments to loans included a credit quality component. We utilize traditional credit quality metrics to evaluate the overall credit quality of our loan portfolio; however, our credit quality ratios are limited in their comparability to industry averages or to other financial institutions because:
1. Any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments; and
2. 47.9% of our non-performing assets (by dollar amount) at March 31, 2015 were covered by loss sharing agreements with the FDIC.
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

Our non-performing assets included $1.2 million and $1.3 million of covered loans and $15.9 million and $18.5 million of covered OREO at March 31, 2015 and December 31, 2014, respectively. In addition to being covered by loss sharing agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.
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
All loans accounted for under ASC 310-30 were classified as performing assets at March 31, 2015, as the carrying values of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loans accounted for under ASC 310-30.
The following table sets forth the non-performing assets as of the dates presented (in thousands):

	March 31, 2015			December 31, 2014
	Non-covered	Covered	Total	Non-covered	Covered	Total
Non-accrual loans:
Commercial	$1,019	$91	$1,110	$110	$111	$221
Agriculture	161	—	161	130	—	130
Owner-occupied commercial real estate	368	—	368	385	—	385
Commercial real estate	220	—	220	222	—	222
Residential real estate	3,019	—	3,019	2,845	—	2,845
Consumer	29	—	29	37	—	37
Total non-accrual loans	4,816	91	4,907	3,729	111	3,840
Restructured loans on non-accrual	5,388	1,063	6,451	5,767	1,206	6,973
Total non-performing loans	10,204	1,154	11,358	9,496	1,317	10,813
OREO	7,529	15,888	23,417	10,653	18,467	29,120
Other repossessed assets	829	20	829	829	20	849
Total non-performing assets	$18,562	$17,062	$35,604	$20,978	$19,804	$40,782
Loans 90 days or more past due and still accruing interest	$99	$75	$174	$188	$75	$263
Accruing restructured loans(1)	$6,817	$1,846	$8,663	$9,489	$9,786	$19,275
Allowance for loan losses			$18,873			$17,613
Total non-performing loans to non-covered, covered and total loans, respectively	0.50%	0.67%	0.51%	0.48%	0.68%	0.50%
Loans 90 days or more past due and still accruing interest to non-covered, covered and total loans, respectively	0.00%	0.04%	0.01%	0.01%	0.04%	0.01%
Total non-performing assets to total assets			0.71%			0.85%
Allowance for loan losses to non-performing loans			166.16%			162.89%

(1)	Includes restructured loans less than 90 days past due and still accruing.
During the three months ended March 31, 2015, total non-performing loans increased $0.5 million. Non-covered non-performing loans increased $0.7 million from December 31, 2014 to March 31, 2015, primarily due to one non 310-30 loan relationship in the commercial segment, totaling $0.9 million on at March 31, 2015, that was placed on non-accrual status during the three months ended March 31, 2015. During the three months ended March 31, 2015, accruing TDRs decreased $10.6 million. The decrease was a result of an improvement of restructured loans being in compliance with their modified terms.
The $23.4 million of OREO at March 31, 2015 excludes $8.1 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO. During the three months ended March 31, 2015, $0.5 million of OREO was foreclosed on or otherwise repossessed and $7.2 million of OREO was sold. The OREO sales resulted in $0.8 million and $0.7 million of net non-covered and net covered gains, respectively, that are subject to reimbursement to the FDIC at the applicable loss-share coverage percentage. OREO write-downs of $0.5 million were recorded during the three months ended March 31, 2015, of which $0.2 million, or 44.5%, were covered by FDIC loss sharing agreements.
Past Due Loans
Past due status is monitored as an indicator of credit deterioration. Covered and non-covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are generally considered to be performing as is further described above under “Non-Performing Assets.” The table below shows the past due status of loans accounted for under ASC 310-30 and loans not accounted for under ASC 310-30, based on contractual terms of the loans as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	ASC 310-30 loans	Non ASC 310-30 loans	Total loans	ASC 310-30 loans	Non ASC 310-30 loans	Total loans
Loans 30-89 days past due and still accruing interest	$1,738	$1,186	$2,924	$7,016	$1,142	$8,158
Loans 90 days past due and still accruing interest	24,797	174	24,971	33,834	263	34,097
Non-accrual loans	—	4,907	4,907	—	3,840	3,840
Restructured loans on non-accrual	—	6,451	6,451	—	6,973	6,973
Total past due and non-accrual loans	$26,535	$12,718	$39,253	$40,850	$12,218	$53,068
Total past due covered loans	$22,712	$1,265	$23,977	$35,707	$1,392	$37,099
Total 90 days past due and still accruing interest and non-accrual loans to 310-30 loans, non 310-30 loans and total loans, respectively	9.92%	0.59%	1.64%	12.10%	0.59%	2.08%
Total non-accrual loans to 310-30 loans, non 310-30 loans and total loans, respectively	0.00%	0.58%	0.51%	0.00%	0.57%	0.50%
% of total past due and non-accrual loans that carry fair value adjustments	100.00%	33.97%	78.61%	100.00%	34.66%	84.96%
% of total past due and non-accrual loans that are covered by FDIC loss sharing agreements	85.59%	9.95%	61.08%	87.41%	11.39%	69.91%
Loans 30-89 days past due and still accruing interest decreased by $5.2 million from December 31, 2014 to March 31, 2015, and loans 90 days or more past due and still accruing interest decreased $9.1 million at March 31, 2015 compared to December 31, 2014, for a collective decrease in total past due loans of $14.4 million. Non-accrual loans (excluding restructured loans on non-accrual) increased $1.1 million from December 31, 2014 to March 31, 2015. The increase in non-accrual loans was primarily because of two non-covered loans under the same relationship totaling $0.9 million, added to non-accrual status during the three months ended March 31, 2015. Restructured loans on non-accrual decreased $0.5 million from December 31, 2014 to March 31, 2015.

Allowance for Loan Losses
The ALL represents the amount that we believe is necessary to absorb probable losses inherent in the loan portfolio at the balance sheet date and involves a high degree of judgment and complexity. Determination of the ALL is based on an evaluation of the collectability of loans, the realizable value of underlying collateral, economic conditions, historical net loan losses, the estimated loss emergence period, estimated default rates, any declines in cash flow assumptions from acquisition, loan structures, growth factors and other elements that warrant recognition, and to the extent applicable, prior loss experience. The ALL is critical to the understanding of our financial condition, liquidity and results of operations. The determination and application of the ALL accounting policy involves judgments, estimates, and uncertainties that are subject to change. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition, liquidity or results of operations.
In accordance with the applicable guidance for business combinations, acquired loans were recorded at their acquisition date fair values, which were based on expected future cash flows and included an estimate for future loan losses, therefore no ALL was recorded as of the acquisition date. Any estimated losses on acquired loans that arise after the acquisition date are reflected in a charge to the provision for loan losses. Losses incurred on covered loans are reimbursable at the applicable loss share percentages in accordance with the loss sharing agreements with the FDIC. Accordingly, any provision for loan losses relating to covered loans is partially offset by a corresponding increase to the FDIC indemnification asset or FDIC loss sharing income in non-interest income.
Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses and, for loans covered by loss sharing agreements with the FDIC, a related adjustment to the FDIC indemnification asset for the portion of the loss that is covered by the loss sharing agreements. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the three months ended March 31, 2015 and 2014, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.
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
Management derives an estimated annual loss rate adjusted for an estimated loss emergence period based on historical loss data categorized by segment and class.  The loss rates are applied at the loan segment and class level.  Our historical loss history began in 2012, resulting in minimal losses in our originated portfolio.  In order to address this lack of historical data, we incorporate not only our own historical loss rates since the beginning of 2012, but we also utilize peer historical loss data, including a 20-quarter historical average net charge-off ratio on each loan type, relying on the Uniform Bank Performance Reports compiled by the Federal Financial Institutions Examinations Council (“FFIEC”).  We may also apply a long-term estimated loss rate to pass rated credits as necessary to account for inherent risks to the portfolio.  While we use our own loss history and peer loss history for both purchased and originated loans, we assign a higher portion of our own loss history to our purchased loans, because those loans are more seasoned and more of the actual losses in the portfolio have historically been in the purchased portfolio.  For originated loans, we assign an equal portion of the peer loss history, as we believe that this is likely more indicative of losses inherent in the portfolio.
The collective resulting ALL for loans not accounted for under ASC 310-30 is calculated as the sum of the specific reserves and the general reserves. While these amounts are calculated by individual loan or segment and class, the entire ALL is available for any loan that, in our judgment, should be charged-off.
Non 310-30 ALL
During the three months ended March 31, 2015, we recorded $1.4 million of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth. Net charge-offs for non ASC 310-30 loans during the three months ended March 31, 2015 totaled $193 thousand and were primarily from the consumer loan segment. At March 31, 2015, there were eight impaired loans that carried specific reserves totaling $0.9 million compared to five impaired loans that carried specific reserves totaling $0.3 million at December 31, 2014.
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
310-30 ALL
During the three months ended March 31, 2015, several loan pools accounted for under ASC 310-30 had impairments of $163 thousand, as a result of decreases in expected cash flows. The remaining pools had previous valuation allowances of $113 thousand that were reversed as a result of an increase in expected cash flows during the three months ended March 31, 2015. The result of this activity resulted in net provision of $50 thousand during the three months ended March 31, 2015.
During the three months ended March 31, 2014, three loans pools accounted for under ASC 310-30 had previous valuation allowances of $169 thousand that were reversed as a result of an increase in expected cash flows. The remaining loan pools had net impairments of $115 thousand as a result of decreases in expected cash flows, resulting in a net recoupment of provision of of $54 thousand, for the three months ended March 31, 2014.

After considering the above mentioned factors, we believe that the ALL of $18.9 million and $17.6 million was adequate to cover probable losses inherent in the loan portfolio at March 31, 2015 and December 31, 2014, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the three months ended March 31, 2015 and 2014 (in thousands):

	March 31, 2015			March 31, 2014
	ASC 310-30 loans	Non 310-30 loans	Total	ASC 310-30 loans	Non 310-30 loans	Total
Beginning allowance for loan losses	$721	$16,892	$17,613	$1,280	$11,241	$12,521
Charge-offs:
Commercial	—	(3)	(3)	(2)	(386)	(388)
Agriculture	—	(47)	(47)	—	—	—
Commercial real estate	—	(2)	(2)	—	—	—
Residential real estate	—	(82)	(82)	—	(20)	(20)
Consumer	—	(208)	(208)	—	(171)	(171)
Total charge-offs	—	(342)	(342)	(2)	(577)	(579)
Recoveries	—	149	149	—	261	261
Net charge-offs	—	(193)	(193)	(2)	(316)	(318)
Provision (recoupment) for loan loss	50	1,403	1,453	(54)	1,823	1,769
Ending allowance for loan losses	$771	$18,102	$18,873	$1,224	$12,748	$13,972
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.00%	0.04%	0.04%	0.00%	0.09%	0.07%
Ratio of allowance for loan losses to total loans outstanding at period end, respectively	0.31%	0.92%	0.85%	0.30%	0.82%	0.71%
Ratio of allowance for loan losses to total non-covered loans outstanding at period end, respectively	0.72%	0.93%	0.92%	0.75%	0.84%	0.83%
Ratio of allowance for loan losses to total non-performing loans at period end, respectively	0.00%	159.38%	166.16%	0.00%	130.91%	143.48%
Ratio of allowance for loan losses to total non-performing, non-covered loans at period end, respectively	0.00%	177.40%	184.96%	0.00%	168.56%	184.74%
Total loans	$249,854	$1,966,415	$2,216,269	$406,546	$1,555,046	$1,961,592
Average total loans outstanding during the period	$266,573	$1,917,774	$2,184,347	$424,335	$1,478,336	$1,902,671
Total non-covered loans	$107,509	$1,936,873	$2,044,382	$162,224	$1,511,778	$1,674,002
Total non-performing loans	$—	$11,358	$11,358	$—	$9,738	$9,738
Total non-performing, covered loans	$—	$1,154	$1,154	$—	$2,175	$2,175

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented (in thousands):

	March 31, 2015
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$854,205	38.5%	$9,920	52.5%
Agriculture	132,675	6.0%	1,151	6.1%
Commercial real estate	560,575	25.3%	3,665	19.4%
Residential real estate	636,062	28.7%	3,787	20.1%
Consumer and overdrafts	32,752	1.5%	350	1.9%
Total	$2,216,269	100.0%	$18,873	100.0%
	December 31, 2014
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$795,396	36.8%	$8,598	48.8%
Agriculture	137,531	6.4%	1,009	5.7%
Commercial real estate	561,594	26.0%	3,819	21.7%
Residential real estate	632,700	29.2%	3,771	21.4%
Consumer and overdrafts	35,188	1.6%	416	2.4%
Total	$2,162,409	100.0%	$17,613	100.0%
The ALL allocated to commercial loans increased to 52.5% at March 31, 2015 from 48.8% at December 31, 2014, largely due to provisions of $1.3 million added during the period for loan growth in the non 310-30 portfolio.
FDIC Indemnification Asset and Clawback Liability
At March 31, 2015, the FDIC indemnification asset was $27.9 million, compared to $39.1 million at December 31, 2014. In the three months ended March 31, 2015, we recognized $7.7 million of amortization on the FDIC indemnification asset as the performance of our covered assets improved. The amortization resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is primarily reflected in the increased accretable yield on loans accounted for under ASC 310-30, as most of the FDIC covered assets are accounted for under this guidance. The carrying value of the FDIC indemnification asset was increased by $1.3 million during the three months ended March 31, 2015 as a result of FDIC loss share submissions. During the three months ended March 31, 2015, we paid a net $1.3 million in net loss-share payments to the FDIC for the aforementioned submissions. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.
During the three months ended March 31, 2014, we recognized $7.6 million of amortization related to the FDIC indemnification asset as a result of improved performance of our covered assets. We also reduced the carrying value of the FDIC indemnification asset by $29 thousand as a result of claims filed with the FDIC during the three months ended March 31, 2014. During the three months ended March 31, 2014, we received $29 thousand from the FDIC for the aforementioned claims.
The purchase and assumption agreements include a "clawback" provision. Within 45 days of the end of each of the loss sharing agreements with the FDIC, we may be required to reimburse the FDIC in the event that our losses on covered assets do not reach the second tranche in each related loss sharing agreement, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At March 31, 2015 and December 31, 2014, this clawback liability was carried at $37.8 million and $36.3 million, respectively, and is included in Due to FDIC in our consolidated statements of financial condition.

Other Assets
Significant components of other assets were as follows as of the periods indicated (in thousands):

	March 31, 2015	December 31, 2014
Deferred tax asset	$41,661	$45,506
Accrued income taxes receivable	6,109	5,743
Bank-owned life insurance	44,636	44,242
Minority interest in participated other real estate owned	8,081	8,082
Accrued interest on loans	7,702	7,199
Accrued interest on interest bearing bank deposits and investment securities	4,368	4,266
Other miscellaneous assets	11,203	9,782
Total other assets	$123,760	$124,820
Other assets totaled $123.8 million and $124.8 million at March 31, 2015 and December 31, 2014, respectively, and decreased $1.1 million, or 0.8%, during the three months ended March 31, 2015. The deferred tax assets decreased $3.8 million during the three months ended March 31, 2015 which was largely attributable to the tax effect of unrealized gains on available-for-sale and held-to-maturity securities. Other miscellaneous assets increased $1.4 million, or 14.5%, from December 31, 2014 to March 31, 2015, primarily due to an increase in derivative assets, further discussed in note 15 of our unaudited consolidated financial statements.
Other Liabilities
Significant components of other liabilities were as follows as of the dates indicated (in thousands):

	March 31, 2015	December 31, 2014
Accrued expenses	$11,154	$15,192
Accrued interest payable	3,804	3,608
Warrant liability	2,938	3,328
Accrued contract termination expenses	4,349	4,110
Pending loan purchase settlement	—	10,038
Other miscellaneous liabilities	11,693	7,044
Total other liabilities	$33,938	$43,320
Other liabilities totaled $33.9 million and $43.3 million at March 31, 2015 and December 31, 2014, respectively, and decreased $9.4 million, or 21.7%, during the three months ended March 31, 2015. Pending loan purchase settlements decreased $10.0 million from December 31, 2014 to March 31, 2015, primarily due to settlements of loans purchased during 2014 that settled during the three months ended March 31, 2015. Other miscellaneous liabilities increased $4.6 million, or 66.0%, during the three months ended March 31, 2015, primarily due to an increase in derivative liabilities, further discussed in note 15 of our unaudited consolidated financial statements.
We have outstanding warrants to purchase 830,750 shares of our common stock, which are classified as a liability and included in other liabilities in our consolidated statements of financial condition. We revalue the warrants at the end of each reporting period using a Black-Scholes model and any change in fair value is reported in the statements of operations as “loss (gain) from change in fair value of warrant liability” in non-interest expense in the period in which the change occurred. The warrant liability decreased $0.4 million during the three months ended March 31, 2015 to $2.9 million. The value of the warrant liability, and the expense that results from an increase to this liability, is correlated to our stock price. Accordingly, an increase in our stock price generally results in an increase in the warrant liability and the associated expense and vice versa. More information on the accounting and measurement of the warrant liability can be found in note 12 of our unaudited consolidated financial statements in this quarterly report or in notes 2 and 17 in our audited consolidated financial statements in our 2014 Annual Report on Form 10-K.

Deposits
Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
Non-interest bearing demand deposits	$758,763	19.8%	$732,580	19.5%
Interest bearing demand deposits	390,523	10.2%	386,121	10.3%
Savings accounts	307,238	8.0%	255,246	6.8%
Money market accounts	1,051,277	27.4%	1,035,190	27.4%
Total transaction deposits	2,507,801	65.4%	2,409,137	64.0%
Time deposits < $100,000	837,032	21.9%	859,910	22.8%
Time deposits > $100,000	487,629	12.7%	497,141	13.2%
Total time deposits	1,324,661	34.6%	1,357,051	36.0%
Total deposits	$3,832,462	100.0%	$3,766,188	100.0%
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2014 (in thousands):

March 31, 2015
Three months or less	$86,312
Over 3 months through 6 months	78,833
Over 6 months through 12 months	158,798
Thereafter	163,686
Total time deposits > $100,000	$487,629
During the three months ended March 31, 2015, our total deposits increased $66.3 million, or 1.8%. Non-interest bearing demand deposits increased to $758.8 million at March 31, 2015, an increase of 3.6%, from December 31, 2014 and time deposits decreased $32.4 million, or 2.4% from December 31, 2014. As a result, the mix of transaction deposits to total deposits improved to 65.4% at March 31, 2015, from 64.0% at December 31, 2014 as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a long-term banking relationship. At both March 31, 2015 and December 31, 2014, we had $0.9 billion of time deposits that were scheduled to mature within 12 months. Of the $0.9 billion in time deposits scheduled to mature within 12 months at March 31, 2015, $0.3 billion were in denominations of $100,000 or more, and $0.6 billion were in denominations less than $100,000.
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
Overview of Results of Operations
We recorded net income of $1.2 million, or $0.03 per diluted share, during the three months ended March 31, 2015, compared to net income of $1.4 million, or $0.03 per diluted share, during the three months ended March 31, 2014. Net interest income totaled $39.5 million during the three months ended March 31, 2015, and decreased $3.9 million, or 8.9%, from the three months ended March 31, 2014. The decrease in interest income was largely attributable to lower levels of higher-yielding purchased loans. Average interest earning assets remained relatively stable at $4.5 million during the three months ended March 31, 2015 and March 31, 2014, as increases in the originated loan portfolio and cash offset a reduction in the investment portfolio as a result of scheduled paydowns. The continued resolution of the higher-yielding acquired non-strategic loan portfolio led to a 35 basis point narrowing of the net interest margin to 3.59% (fully taxable equivalent) for the three months ended March 31, 2015 from 3.94% (fully taxable equivalent) for the three months ended March 31, 2014 .
Provision for loan loss expense was $1.5 million during the three months ended March 31, 2015, compared to $1.8 million during the three months ended March 31, 2014. The decrease in provision during the three months ended March 31, 2015 was primarily due to improved credit quality as non 310-30 net charge-offs decreased to only 0.04% during the first quarter of 2015 compared to 0.09% during the same period of 2014.
Non-interest income was a negative $0.5 million during the three months ended March 31, 2015, compared to a negative $0.4 million during the three months ended March 31, 2014, a decrease of $0.1 million. Banking fees of $7.4 million during the first quarter of 2015 were up $0.5 million compared to the same period in the prior year as a result of increases in bank card fees, gain on sale of mortgages and bank owned life insurance income and were somewhat offset by a decrease in service charges and fair value hedge ineffectiveness charges. FDIC loss-share related income was relatively stable compared to the first quarter of the prior year.
Non-interest expense totaled $36.7 million during the three months ended March 31, 2015, compared to $39.0 million during the three months ended March 31, 2014, a decrease of $2.3 million, or 5.9%. Operating expenses of $36.4 million during the first quarter of 2015 decreased $1.2 million from the same quarter of 2014. The 3.3% year-over-year decrease in operating expenses was primarily due to lower salaries and benefits of $0.7 million as a result of continued focus on operational efficiencies. OREO and problem loan expenses declined $1.9 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, and were driven by $0.9 million higher net gains on OREO sales coupled with $1.2 million in lower OREO expenses. The benefit from the change in the fair value of the warrant liability was $0.5 million less during the first quarter of 2015 than the same quarter of the prior year.
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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
ASC 310-30 loans	$266,573	$12,694	19.05%	$424,335	$16,900	15.93%
Non 310-30 loans (1)(2)(3)(4)	1,917,774	19,682	4.16%	1,480,674	16,506	4.52%
Investment securities available-for-sale	1,449,654	6,897	1.90%	1,779,739	8,647	1.94%
Investment securities held-to-maturity	519,155	3,675	2.83%	630,871	4,521	2.87%
Other securities	27,101	327	4.83%	31,658	389	4.92%
Interest earning deposits and securities purchased under agreements to resell	329,637	207	0.25%	130,355	81	0.25%
Total interest earning assets(4)	$4,509,894	$43,482	3.91%	$4,477,632	$47,044	4.26%
Cash and due from banks	57,766			58,938
Other assets	365,996			386,388
Allowance for loan losses	(18,555)			(13,138)
Total assets	$4,915,101			$4,909,820
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,718,010	$1,071	0.25%	$1,716,638	$1,057	0.25%
Time deposits	1,339,897	2,328	0.70%	1,464,120	2,449	0.68%
Securities sold under agreements to repurchase	227,584	45	0.08%	94,443	32	0.14%
Federal Home Loan Bank advances	$40,000	$164	1.66%	$—	$—	0.00%
Total interest bearing liabilities	$3,325,491	$3,608	0.44%	$3,275,201	$3,538	0.44%
Demand deposits	733,230			667,009
Other liabilities	75,917			67,128
Total liabilities	4,134,638			4,009,338
Shareholders’ equity	780,463			900,482
Total liabilities and shareholders’ equity	$4,915,101			$4,909,820
Net interest income		$39,874			$43,506
Interest rate spread			3.47%			3.82%
Net interest earning assets	$1,184,403			$1,202,431
Net interest margin(4)			3.59%			3.94%
Ratio of average interest earning assets to average interest bearing liabilities	135.62%			136.71%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Includes originated loans with average balances of $1.7 billion and $1.2 billion, interest income of $16.2 million and $12.0 million, and yields of 3.88% and 4.16% for the three months ended March 31, 2015 and 2014, respectively.

(3)
Non 310-30 loans include loans held-for-sale. Average balances during the three months ended March 31, 2015 and 2014 were $2.9 million and $2.3 million, and interest income was $77 thousand and $45 thousand for the same periods, respectively.

(4)
Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $395 thousand and $159 thousand for the three months ended March 31, 2015 and 2014, respectively.

Net interest income totaled $39.5 million and $43.3 million for the three months ended March 31, 2015 and 2014, respectively. On a fully tax equivalent basis, net interest income totaled $39.9 million and $43.5 million for the three months ended March 31, 2015 and 2014, respectively, and decreased $3.6 million, or 8.3%, largely due to lower levels of higher-yielding purchased loans. Average interest earning assets remained relatively stable totaling $4.5 billion at both March 31, 2015 and March 31, 2014, as increases in the originated loan portfolio and cash offset a reduction in the investment portfolio as a result of scheduled paydowns. The continued resolution of the higher-yielding acquired non-strategic loan portfolio led to a 35 basis point narrowing of the net interest margin to 3.59% at March 31, 2015 from 3.94% at March 31, 2014 (fully taxable equivalent). The elevated level of lower-yielding short-term investments that resulted from the increased client repurchase agreements negatively impacted the first quarter 2015 net interest margin by 10 basis points.
Average loans comprised $2.2 billion, or 48.4%, of total average interest earning assets during the three months ended March 31, 2015, compared to $1.9 billion, or 42.5%, of total average interest earning assets, during the three months ended

March 31, 2014. The continued resolution of the acquired non-strategic loan portfolio was more than offset by strong organic growth in the strategic loan portfolio. The yield on the ASC 310-30 loan portfolio was 19.05% during the three months ended March 31, 2015, compared to 15.93% during the same period of the prior year. This increase in yield was attributable to the effects of the favorable life-to-date transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loans.
Average investment securities comprised 43.7% of total interest earning assets during the three months ended March 31, 2015, compared to 53.8% during the three months ended March 31, 2014. The decreases in the investment portfolio were a result of scheduled paydowns and reflect the re-mixing of the interest-earning assets as we have utilized the runoff of the investment portfolio to fund loan originations. Short-term investments, comprised of interest earning deposits, increased to 7.3% of interest earning assets compared to 2.9% during the prior period, primarily due to an increase in deposits and client repurchase agreements.
Average balances of interest bearing liabilities during the three months ended March 31, 2015 increased $50.3 million compared to the three months ended March 31, 2014, driven by a $133.1 million increase in securities sold under agreements to repurchase and an increase of $40.0 million in FHLB advances, partially offset by a $124.2 million decrease in average time deposits. During the three months ended March 31, 2015, total interest expense related to interest bearing liabilities was $3.6 million, a decrease of $70 thousand, or 2.0%, compared to $3.5 million during the three months ended March 31, 2014. We have increased our average transaction deposits (defined as total deposits less time deposits) and client repurchase agreements as a percentage of average total deposits and client repurchase agreements to 66.7% during the three months ended March 31, 2015 from 62.9% during the three months ended March 31, 2014, primarily due to the increase of $133.1 million in securities sold under agreements to repurchase and a $66.2 million increase in average demand deposits. The mix of transaction deposits to total deposits improved to 65.4% at March 31, 2015, from 62.7% at March 31, 2014. The average cost of interest bearing liabilities remained flat at 0.44% during the three months ended March 31, 2015 and March 31, 2014. An increase in average demand deposits benefited the average cost of deposits, causing a one basis point decrease from 0.37% during the three months ended March 31, 2014 to 0.36% during the three months ended March 31, 2015.
The following table summarizes the changes in net interest income on a taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 (in thousands):

	Three months ended March 31, 2015
	compared to
	Three months ended March 31, 2014
	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(7,513)	$3,307	$(4,206)
Non 310-30 loans(1)(2)(3)	4,486	(1,310)	3,176
Investment securities available-for-sale	(1,570)	(180)	(1,750)
Investment securities held-to-maturity	(791)	(55)	(846)
Other securities	(55)	(7)	(62)
Interest earning deposits and securities purchased under agreements to resell	125	1	126
Total interest income	$(5,318)	$1,756	$(3,562)
Interest expense:
Interest bearing demand, savings and money market deposits	$1	$13	$14
Time deposits	(216)	95	(121)
Securities sold under agreements to repurchase	26	(13)	13
Federal Home Loan Bank advances	164	—	164
Total interest expense	(25)	95	70
Net change in net interest income	$(5,293)	$1,661	$(3,632)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Non 310-30 loans include loans held-for-sale. Average balances during the three months ended March 31, 2015 and 2014 were $2.9 million and $2.3 million, and interest income was $77 thousand and $45 thousand for the same periods, respectively.

(3)
Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $395 thousand and $159 thousand for the three months ended March 31, 2015 and 2014, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated (in thousands):

	For the three months ended
	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
Non-interest bearing demand	$733,230	0.00%	$728,345	0.00%	$715,198	0.00%	$691,851	0.00%	$667,009	0.00%
Interest bearing demand	386,665	0.08%	372,085	0.08%	375,761	0.08%	389,187	0.08%	394,452	0.09%
Money market accounts	1,049,936	0.33%	1,055,280	0.32%	1,062,060	0.32%	1,078,682	0.32%	1,098,041	0.32%
Savings accounts	281,409	0.22%	250,129	0.22%	251,871	0.23%	254,242	0.24%	224,145	0.18%
Time deposits	1,339,897	0.70%	1,375,779	0.70%	1,412,916	0.69%	1,435,155	0.69%	1,464,120	0.68%
Total average deposits	$3,791,137	0.36%	$3,781,618	0.37%	$3,817,806	0.37%	$3,849,117	0.37%	$3,847,767	0.37%
Provision for Loan Losses
The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $7.0 million on purchased non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.
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

	For the three months ended
	March 31,
	2015	2014
Provision for (recoupment of) impairment on loans accounted for under ASC 310-30	$50	$(54)
Provision for loan losses	1,403	1,823
Total provision for loan losses	$1,453	$1,769
Provision for loan loss expense was $1.5 million during the three months ended March 31, 2015, compared to $1.8 million during the three months ended March 31, 2014, a decrease of $316 thousand. The decrease was primarily due to improved credit quality as non 310-30 net charge-offs decreased to only 0.04% during the first quarter of 2015 compared to 0.09% during the same period of 2014.
Through the re-measurement, we recorded $50 thousand of provision for loan losses for loans accounted for under ASC 310-30 during the three months ended March 31, 2015, and recouped $54 thousand of provision for loan losses for loans accounted for under ASC 310-30 during the three months ended March 31, 2014. The net provision on loans accounted for under ASC 310-30 reflect $113 thousand in recoupments during the three months ended March 31, 2015 across two loan segments. These provision recoupments, when coupled with decreased expected future cash flows, primarily in our agriculture segment, resulted in the net provision for the three months ended March 31, 2015. The decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed.

Non-Interest Income
The table below details the components of non-interest income during the three months ended March 31, 2015 and 2014, respectively (in thousands):

	For the three months ended
	March 31,
	2015	2014
FDIC indemnification asset amortization	$(7,670)	$(7,608)
FDIC loss sharing expense	(810)	(957)
Service charges	3,327	3,540
Bank card fees	2,550	2,374
Gain on sale of mortgages, net	400	208
Bank owned life insurance income	394	—
Other non-interest income	772	825
Gain on previously charged-off acquired loans	58	296
OREO related write-ups and other income	500	968
Total non-interest income (expense)	$(479)	$(354)
Non-interest income for the three months ended March 31, 2015 was a negative $0.5 million, compared to a negative $0.4 million during the three months ended March 31, 2014, a decrease of $0.1 million, or 35.3%. FDIC indemnification asset amortization totaled $7.7 million during the three months ended March 31, 2015, compared to $7.6 million during the three months ended March 31, 2014, a decrease of $0.1 million, or 0.8%. The non-cash FDIC indemnification asset amortization resulted from improved performance of the covered assets that resulted in lower expected reimbursements from the FDIC. Most of the FDIC covered assets are accounted for in the ASC 310-30 loan pools and the benefit of the increased client cash flows is primarily captured in the corresponding increased accretion rates on ASC 310-30 loans.
FDIC loss sharing (expense) income represents the (expense) income recognized in connection with the actual reimbursement of costs/recoveries related to the resolution of covered assets by the FDIC. FDIC loss sharing (expense) income activity during the three months ended March 31, 2015 and 2014, respectively, was as follows (in thousands):

	For the three months ended
	March 31,
	2015	2014
Clawback liability amortization	$(368)	$(328)
Clawback liability remeasurement	(1,107)	(516)
Reimbursement to FDIC for gain on sale of and income from covered OREO	(672)	(918)
Reimbursement to FDIC for recoveries	(8)	(85)
FDIC reimbursement of covered asset resolution costs	1,345	890
FDIC loss sharing expense	$(810)	$(957)
FDIC loss sharing expense contributed to an increase of $0.1 million to total non-interest income for the three months ended March 31, 2015, from the three ended March 31, 2014. Other FDIC loss sharing (expense) income during the three months ended March 31, 2015, was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $1.3 million, offset with reimbursements to the FDIC for gains on sales of and income from covered OREO of $0.7 million and $1.1 million of expense related to the clawback liability remeasurement. The activity in the FDIC loss sharing income line fluctuates based on specific loan and OREO workout circumstances and may not be consistent from period to period.
Banking-related non-interest income (excludes FDIC-related non-interest income, gain on previously charged-off acquired loans and OREO related income) totaled $7.4 million and $6.9 million, during the three months ended March 31, 2015 and March 31, 2014, respectively, an increase of $0.5 million, or 7.1%. Service charges, which represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts, decreased $0.2 million, or 6.0%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was largely due to declines in NSF/overdraft charges.
Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. Bank card fees totaled $2.6 million during the three months ended March 31, 2015 and $2.4 million during the three months ended March 31, 2014, an increase of 7.4% for the respective periods.

During 2014 we purchased bank-owned life insurance, which is included in other assets in the consolidated statement of financial condition. Income related to bank-owned life insurance for the three months ended March 31, 2015 contributed $0.4 million to non-interest income.
Gain on previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor banks prior to takeover by the FDIC. During the three months ended March 31, 2015, these gains were $0.1 million, compared to $0.3 million during the same periods in the prior year.
OREO related write-ups and other income include rental income and insurance proceeds received on OREO properties and write-ups to the fair-value of collateral that exceed the loan balance at the time of foreclosure. During the three months ended March 31, 2015 and 2014, these gains totaled $0.5 million and $1.0 million, respectively.
Non-Interest Expense
The table below details non-interest expense for the periods presented (in thousands):

	For the three months ended
	March 31,
	2015	2014
Salaries and benefits	$20,077	$20,774
Occupancy and equipment	6,089	6,474
Telecommunications and data processing	3,062	3,148
Marketing and business development	1,009	1,023
FDIC deposit insurance	1,041	1,045
ATM/debit card expenses	757	751
Professional fees	1,120	638
Other non-interest expense	2,242	2,409
(Gain) loss from change in fair value of warrant liability	(390)	(898)
Intangible asset amortization	1,336	1,336
Other real estate owned (income) expenses	(418)	1,633
Problem loan expenses	799	685
Total non-interest expense	$36,724	$39,018
Non-interest expense totaled $36.7 million for the three months ended March 31, 2015, compared to $39.0 million for the three months ended March 31, 2014. Operating expenses, which exclude OREO expenses, problem loan expense, the impact from the change in the warrant liability and conversion costs, totaled $36.4 million and decreased $1.2 million, or 3.3%, from the three months ended March 31, 2014 as we continue to focus on operational efficiencies. Salaries and benefits is our largest component of non-interest expense and totaled $20.1 million for the three months ended March 31, 2015, compared to $20.8 million for the three months ended March 31, 2014. The 3.4% decrease in salaries and benefits during the three months ended March 31, 2015, was a result of efficiency initiatives.
Occupancy and equipment expense totaled $6.1 million for the three months ended March 31, 2015, a decrease of $0.4 million over the three months ended March 31, 2014. The year-over-year decrease was primarily due to a decrease in depreciation expense.
Professional fees totaled $1.1 million and $0.6 million, for the three months ended March 31, 2015 and March 31, 2014, respectively, an increase of $0.5 million, or 75.5%. The increase was primarily due to conversion related expenses and several projects initiated during three months ended March 31, 2015.
Significant components of our non-interest expense are problem loan expenses and OREO related expenses. We incur these expenses in connection with the resolution process of our acquired problem loan portfolios. During the three months ended March 31, 2015, we incurred $0.8 million of problem loan expenses, an increase of $0.1 million, or 16.6% from the three months ended March 31, 2014. Of these $0.8 million of problem loan expenses incurred during the three months ended March 31, 2015, $0.6 million were covered by loss sharing agreements with the FDIC. Other real estate owned expenses (income) resulted in income of $0.4 million during the three months ended March 31, 2015, an increase of $2.1 million from the three months ended March 31, 2014, primarily due to the gains on sales of other real estate owned. Included in the $0.4 million of other real estate owned income was $0.9 million of covered expenses related to other real estate owned properties and a net $0.6 million of covered gains on sales of other real estate owned. Collectively, these other real estate owned and problem loan expenses decreased $1.9 million, or 83.6%, from the three months ended March 31, 2014.

Income taxes
Income tax (benefit) expense for the three months ended March 31, 2015 and 2014 totaled a benefit of $0.4 million and expense of $0.8 million, respectively, equating to effective tax rates of a 51.4% benefit and a 35.1% expense for the respective periods.
The decrease in the effective tax rate for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, was a result of using the actual year-to-date earnings instead of the estimated annual effective tax rate in calculating tax expense. In addition, continued increases in tax-exempt income are reducing our effective income tax rate.
Certain stock-based compensation awards have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share prices of the Company's stock that is required for vesting range from $25.00 to $34.00 per share. The strike prices for options range from $18.09 to $20.54, with a large portion of the awards having strike prices of $20.00. Due to our current stock price, these stock-based compensation awards may expire unexercised or may be exercised at an intrinsic value that is less than the fair value recorded at the time of grant, and therefore, the related tax benefits may not be realizable in future periods. In this case, upon the expiration or exercise (or forfeiture in the case of the restricted stock with market-based vesting criteria) of these awards, any related remaining deferred tax asset would be written off through a charge to income tax expense. In particular, certain awards granted to former executives are expected to expire in 2015 and may result in the write-off of the related deferred tax asset of up to $2.0 million, with the majority of these awards expiring in the second quarter of 2015. As of March 31, 2015, we had $13.8 million of deferred tax assets related to stock-based compensation, $9.8 million of which is associated with executive officers still employed by the Company.
Additional information regarding income taxes can be found in note 20 of our audited consolidated financial statements in our 2014 Annual Report on Form 10-K.
Liquidity and Capital Resources
Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Cash and due from banks	$52,797	$61,461
Due from Federal Reserve Bank of Kansas City	427,239	185,463
Interest bearing bank deposits	10,068	10,055
Unencumbered investment securities, at fair value	1,377,613	1,651,395
Total	$1,867,717	$1,908,374
Total on-balance sheet liquidity decreased $40.7 million from December 31, 2014 to March 31, 2015. The decrease was largely due to a reduction in unencumbered available-for-sale and held-to-maturity securities balances. Due from Federal Reserve Bank of Kansas City increased $241.8 million from December 31, 2014 to March 31, 2015, largely due to a $150.6 million increase in client repurchase agreements coupled with routine paydowns in the investment securities portfolio.
Our primary sources of funds are deposits and securities sold under agreements to repurchase from clients, prepayments and maturities of loans and investment securities, the sale of investment securities, reimbursement of covered asset losses from the FDIC and the funds provided from operations. We are also a party to a master repurchase agreement with a large financial institution and we anticipate that, through this agreement, we would have access to a significant amount of liquidity. Additionally, we anticipate having access to other third party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12 month period.
Our primary uses of funds are loan originations, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses and share repurchases. For additional information regarding our operating, investing, and financing cash flows, see our consolidated statements of cash flows in the accompanying unaudited consolidated interim financial statements.
Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At March 31, 2015, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.9 billion at March 31,

2015, inclusive of pre-tax net unrealized gains of $6.0 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $7.2 million of unrealized gains at March 31, 2015. The gross unrealized gains and losses are detailed in note 3 of our unaudited consolidated interim financial statements for the three months ended March 31, 2015. As of March 31, 2015, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.
At present, financing activities primarily consist of changes in repurchase agreements and deposits, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of March 31, 2015, $0.9 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.
We are a member of the FHLB of Des Moines and currently hold $7.4 million of FHLB stock meeting the requirements of our membership agreement. Through this relationship, we have pledged qualifying loans and, as of March 31, 2015, have advanced $40.0 million from FHLB Des Moines and can obtain additional liquidity through further FHLB advances.
The Bank is subject to specific dividend restrictions pursuant to the Operating Agreement with the OCC, which are further discussed in our most recent Annual Report on Form 10-K under "Supervision and Regulation." At March 31, 2015, the holding company sources of funds were comprised of cash and cash equivalents on hand, which totaled $133.1 million. The holding company may seek to borrow funds and raise capital in the future, the success and terms of which will be subject to market conditions and other factors.
The Board of Directors has authorized multiple programs to repurchase shares of the Company's common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. During the three months ended March 31, 2015, we repurchased 2.1 million shares of our common stock at a weighted average price of $18.03, and all such shares are held as treasury shares. Subsequent to March 31, 2015 and through May 7, 2015, we repurchased an additional 1.0 million shares. These repurchases have brought our cumulative repurchases to 31.74% of shares outstanding since we started repurchasing our shares in early 2013, at a weighted average price of $19.45 per share. We believe that our repurchases could serve to offset any future share issuances for future acquisitions. On May 6, 2015, our Board of Directors declared a quarterly dividend of $0.05 per common share, payable on June 15, 2015 to shareholders of record at the close of business on May 29, 2015.
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
Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at March 31, 2015. During the three months ended March 31, 2015, we increased our asset sensitivity as a result of an increase in cash due to the increase in non-maturity deposits and an increase in variable rate assets. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2015 and December 31, 2014:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	March 31, 2015	December 31, 2014
200	6.63%	4.72%
100	3.94%	2.94%
-50	-1.44%	-0.88%
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
As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have grown $98.7 million in the past three months, and totaled 65.4% of total deposits at March 31, 2015 compared to 64.0% at December 31, 2014. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.
Off-Balance Sheet Activities
In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of March 31, 2015 and December 31, 2014, we had loan commitments totaling $468.6 million and $485.5 million, respectively, and standby letters of credit that totaled $10.4 million and $10.0 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2015. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
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
Item 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our repurchases of our common stock during the three months ended March 31, 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	—	$—	—	$30,741,121
February 1 - February 28, 2015[1]	1,684,445	18.15	1,684,445	50,551,057
March 1 - March 31, 2015	402,721	18.46	402,721	43,116,196
Total	2,087,166	$18.22	2,087,166	$43,116,196
1 On February 11, 2015, the Company announced that the Board of Directors authorized the repurchase of up to an additional $50 million of our stock.

Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: May 8, 2015