Form 10-Q
period 2015-06-30
National Bank Holdings Corp
filed 2015-08-07
CIK 1475841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of August 6, 2015, the registrant had outstanding 35,055,362 shares of Class A voting common stock, each with $0.01 par value per share, excluding 1,037,564 shares of restricted Class A common stock issued but not yet vested. Additionally, the registrant expects to repurchase approximately 4,651,162 shares pursuant to its previously announced self-tender offer that expired on July 31, 2015. Immediately following the repurchase, the registrant expects to have approximately 30,404,200 shares of Class A common stock outstanding, excluding 1,037,564 shares of restricted Class A common stock issued but not yet vested.

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

PART I: FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS
NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$57,880	$61,461
Due from banks	174,481	185,463
Interest bearing bank deposits	10,080	10,055
Cash and cash equivalents	242,441	256,979
Securities purchased under agreements to resell	50,000	—
Investment securities available-for-sale (at fair value)	1,316,829	1,479,214
Investment securities held-to-maturity (fair value of $476,519 and $534,637 at June 30, 2015 and December 31, 2014, respectively)	472,605	530,590
Non-marketable securities	27,050	27,045
Loans (including covered loans of $167,149 and $193,697 at June 30, 2015 and December 31, 2014, respectively)	2,328,524	2,162,409
Allowance for loan losses	(20,241)	(17,613)
Loans, net	2,308,283	2,144,796
Loans held for sale	10,037	5,146
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, net	23,215	39,082
Other real estate owned	20,367	29,120
Premises and equipment, net	102,228	106,341
Goodwill	59,630	59,630
Intangible assets, net	14,210	16,883
Other assets	130,955	124,820
Total assets	$4,777,850	$4,819,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$777,727	$732,580
Interest bearing demand deposits	389,270	386,121
Savings and money market	1,327,953	1,290,436
Time deposits	1,267,539	1,357,051
Total deposits	3,762,489	3,766,188
Securities sold under agreements to repurchase	187,314	133,552
Federal Home Loan Bank advances	40,000	40,000
Due to FDIC	38,195	42,011
Other liabilities	31,586	43,320
Total liabilities	4,059,584	4,025,071
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 52,374,349 and 52,223,460 shares issued; 35,053,339 and 38,884,953 shares outstanding at June 30, 2015 and December 31, 2014, respectively	513	512
Additional paid in capital	994,454	993,212
Retained earnings	36,709	40,528
Treasury stock of 16,277,782 and 12,383,109 shares at June 30, 2015 and December 31, 2014, respectively, at cost	(317,854)	(245,516)
Accumulated other comprehensive income, net of tax	4,444	5,839
Total shareholders’ equity	718,266	794,575
Total liabilities and shareholders’ equity	$4,777,850	$4,819,646
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$32,166	$33,054	$64,147	$66,301
Interest and dividends on investment securities	9,764	12,606	20,336	25,774
Dividends on non-marketable securities	317	270	644	659
Interest on interest-bearing bank deposits	270	75	477	156
Total interest and dividend income	42,517	46,005	85,604	92,890
Interest expense:
Interest on deposits	3,451	3,556	6,850	7,062
Interest on borrowings	211	26	420	58
Total interest expense	3,662	3,582	7,270	7,120
Net interest income before provision for loan losses	38,855	42,423	78,334	85,770
Provision for loan losses	1,858	1,660	3,311	3,429
Net interest income after provision for loan losses	36,997	40,763	75,023	82,341
Non-interest income:
FDIC indemnification asset amortization	(7,283)	(5,959)	(14,953)	(13,567)
FDIC loss sharing income (expense)	1,138	(649)	328	(1,606)
Service charges	3,697	3,870	7,024	7,410
Bank card fees	2,699	2,559	5,249	4,933
Gain on sales of mortgages, net	546	202	946	410
Bank-owned life insurance income	402	—	796	—
Other non-interest income	1,321	896	2,093	1,721
Gain on previously charged-off acquired loans	39	232	97	528
OREO related write-ups and other income	188	1,010	688	1,978
Total non-interest income	2,747	2,161	2,268	1,807
Non-interest expense:
Salaries and benefits	21,156	20,428	41,233	41,202
Occupancy and equipment	6,069	6,209	12,158	12,683
Telecommunications and data processing	2,578	2,982	5,640	6,130
Marketing and business development	1,252	1,762	2,261	2,785
FDIC deposit insurance	1,032	1,035	2,073	2,080
ATM/debit card expenses	789	762	1,546	1,513
Professional fees	962	688	2,082	1,326
Other non-interest expense	2,493	2,749	4,735	5,158
Other real estate owned expense (income)	406	1,402	(12)	3,035
Problem loan expenses	723	1,082	1,522	1,767
Intangible asset amortization	1,336	1,336	2,672	2,672
Loss (gain) from the change in fair value of warrant liability	508	(580)	118	(1,478)
Banking center closure related expenses	1,089	—	1,089	—
Total non-interest expense	40,393	39,855	77,117	78,873
(Loss) income before income taxes	(649)	3,069	174	5,275
Income tax expense	692	940	269	1,715
Net (loss) income	$(1,341)	$2,129	$(95)	$3,560
(Loss) income per share—basic	$(0.04)	$0.05	$0.00	$0.08
(Loss) income per share—diluted	$(0.04)	$0.05	$0.00	$0.08
Weighted average number of common shares outstanding:
Basic	36,164,617	43,868,164	37,091,412	44,341,276
Diluted	36,164,617	43,880,263	37,091,412	44,364,639
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net (loss) income	$(1,341)	$2,129	$(95)	$3,560
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $4,299 and $(3,343) for the three months ended June 30, 2015 and 2014, respectively; and net of tax expense of $0 and $8,305 for the six months ended June 30, 2015 and 2014, respectively.	(6,989)	5,436	—	13,505
Amortization of net unrealized holding gains on securities transferred between available-for-sale to held-to-maturity, net of tax benefit of $401 and $509 for the three months ended June 30, 2015 and 2014, respectively; and net of tax benefit of $857 and $1,029 for the six months ended June 30, 2015 and 2014, respectively.	(652)	(829)	(1,395)	(1,673)
Other comprehensive (loss) income	(7,641)	4,607	(1,395)	11,832
Comprehensive (loss) income	$(8,982)	$6,736	$(1,490)	$15,392
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Six Months Ended June 30, 2015 and 2014
(In thousands, except share and per share data)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total
Balance, December 31, 2013	$512	$990,216	$39,966	$(126,146)	$(6,756)	$897,792
Net income	—	—	3,560	—	—	3,560
Stock-based compensation	—	1,603	—	—	—	1,603
Issuance under equity compensation plan, including tax benefit of $4	—	(379)	—	—	—	(379)
Repurchase of 2,310,595 shares	—	—	—	(45,968)	—	(45,968)
Dividends paid ($0.10 per share)	—	—	(4,507)	—	—	(4,507)
Other comprehensive income	—	—	—	—	11,832	11,832
Balance, June 30, 2014	$512	$991,440	$39,019	$(172,114)	$5,076	$863,933
Balance, December 31, 2014	$512	$993,212	$40,528	$(245,516)	$5,839	$794,575
Net loss	—	—	(95)	—	—	(95)
Stock-based compensation	—	1,510	—	—	—	1,510
Issuance under equity compensation plan, including tax benefit of $8	1	(268)	—	—	—	(267)
Repurchase of 3,894,673 shares	—	—	—	(72,338)	—	(72,338)
Dividends paid ($0.10 per share)	—	—	(3,724)	—	—	(3,724)
Other comprehensive loss	—	—	—	—	(1,395)	(1,395)
Balance, June 30, 2015	$513	$994,454	$36,709	$(317,854)	$4,444	$718,266
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(95)	$3,560
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for loan losses	3,311	3,429
Depreciation and amortization	7,754	8,368
Current income tax receivable	112	13,510
Deferred income tax asset	(3,111)	(11,230)
Discount accretion, net of premium amortization on securities	2,163	2,534
Loan accretion	(26,360)	(34,020)
Net gains on sales of mortgage loans	(946)	(410)
Originations of loans held for sale, net of repayments	(48,137)	(17,179)
Proceeds from sales of loans held for sale	44,192	18,616
Bank-owned life insurance income	(796)	—
Amortization of indemnification asset	14,953	13,567
Gains on the sales of other real estate owned, net	(2,103)	(1,028)
Impairment on other real estate owned	757	880
Losses (gains) on sales of fixed assets	6	(123)
Impairment on fixed assets related to banking center closures	1,089	—
Stock-based compensation expense	1,510	1,603
Decrease in due to FDIC, net	(3,816)	(7,699)
Increase in other assets	(1,504)	(469)
(Decrease) increase in other liabilities	(11,801)	3,636
Net cash used in operating activities	(22,822)	(2,455)
Cash flows from investing activities:
Proceeds from redemptions of FHLB stock	234	619
(Purchases) proceeds from redemptions of FRB stock	(239)	9,390
Maturities of investment securities held-to-maturity	55,411	50,561
Maturities of investment securities available-for-sale	160,542	157,870
Increase in securities purchased under agreements to resell	(50,000)	—
Net increase in loans	(153,060)	(202,059)
Purchases of premises and equipment, net	(2,063)	(347)
Proceeds from sales of loans	11,702	1,103
Proceeds from sales of other real estate owned	11,019	16,307
Increase (decrease) in FDIC indemnification asset	914	(529)
Net cash provided by investing activities	34,460	32,915
Cash flows from financing activities:
Net (decrease) increase in deposits	(3,699)	18,024
Increase (decrease) in repurchase agreements	53,762	(14,115)
Issuance of stock under equity compensation plans	(420)	(383)
Proceeds from exercise of stock options	160	—
Excess tax benefit on stock-based compensation	8	4
Payment of dividends	(3,649)	(4,423)
Repurchases of shares	(72,338)	(45,968)
Net cash used in financing activities	(26,176)	(46,861)
Decrease in cash and cash equivalents	(14,538)	(16,401)
Cash and cash equivalents at beginning of the year	256,979	189,460
Cash and cash equivalents at end of period	$242,441	$173,059
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$7,228	$6,754
Net tax payments (refunds)	$3,194	$(542)
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$920	$1,477
FDIC indemnification asset claims transferred to other liabilities	$(2,495)	$(987)
Loans purchased but not settled	$—	$16,019
See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

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
The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2014 and include the accounts of the Company and the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim period is not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.
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
The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2014 and are contained in the Company's Annual Report on Form 10-K. There have not been any significant changes to the application of significant accounting policies since December 31, 2014, with the exception of the following:
Income taxes - For the three and six months ended June 30, 2015, the Company has utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes-Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to (1) the levels of tax-exempt income in relation to pre-tax income, (2) the impact of the warrant liability which is non-taxable and (3) the impact and variability of FDIC Indemnification amortization on our pre-tax income.
The income tax rate for the three and six months ended June 30, 2015 was 106.6% and 154.6%, respectively, based on application of the discrete approach. The quarterly tax rate differs from the federal statutory rate primarily due to interest income from tax-exempt lending, tax-exempt bank-owned life insurance income, non-taxable warrant liability fair value adjustment and the relationship of each of these items to our pre-tax income (loss). Furthermore, we recorded $1.7 million tax expense related to the write-off of deferred tax assets on certain stock-based compensation awards granted to former executives which expired in the quarter.
We are currently in an open IRS examination for the tax year 2012.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

Note 2 Recent Accounting Pronouncements
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure - In January 2014, the FASB issued Accounting Standards Update ("ASU") 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This update amends ASC Topic 310-40 and clarifies that an “in substance repossession or foreclosure” has occurred upon the creditor obtaining either legal title to the property upon completion of foreclosure, or the borrower conveying all interest in the property through completion of a deed in lieu of foreclosure. Upon occurrence, the creditor derecognizes the loan receivable and recognizes the collateralized real estate property. The amendments in the ASU became effective for the Company for interim and annual periods beginning after December 15, 2014. Early adoption was permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.
Revenue from Contracts with Customers - In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This update supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The new guidance stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides specific steps that entities should apply in order to achieve this principle. In July 2015, the FASB voted to approve deferring the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.
Note 3 Investment Securities
The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.8 billion at June 30, 2015 and were comprised of $1.3 billion of available-for-sale securities and $0.5 billion of held-to-maturity securities. At December 31, 2014, investment securities totaled $2.0 billion and were comprised of $1.5 billion of available-for-sale securities and $0.5 billion of held-to-maturity securities.
Available-for-sale
Available-for-sale investment securities are summarized as follows as of the dates indicated:

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$349,760	$8,279	$(206)	$357,833
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	971,933	6,471	(19,827)	958,577
Other securities	419	—	—	419
Total	$1,322,112	$14,750	$(20,033)	$1,316,829

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

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
At June 30, 2015 and December 31, 2014, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).
The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2015
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$90,176	$(206)	$—	$—	$90,176	$(206)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	86,125	(1,912)	577,337	(17,915)	663,462	(19,827)
Total	$176,301	$(2,118)	$577,337	$(17,915)	$753,638	$(20,033)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$17	$—	$89,749	$(43)	$89,766	$(43)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	88,854	(2,053)	667,368	(19,665)	756,222	(21,718)
Total	$88,871	$(2,053)	$757,117	$(19,708)	$845,988	$(21,761)
Management evaluated all of the available-for-sale securities in an unrealized loss position and concluded that no other-than-temporary impairment existed at June 30, 2015 or December 31, 2014. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at June 30, 2015 were caused by changes in interest rates. The portfolio included 57 securities, having an aggregate fair value of $0.8 billion, which were in an unrealized loss position at June 30, 2015, compared to 62 securities, with a fair value of $0.8 billion, at December 31, 2014.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.
Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $344.8 million at June 30, 2015 and $274.4 million December 31, 2014. The increase in pledged available-for-sale investment securities was primarily attributable to an increase in average deposit account balances and client repurchase account balances during the six months ended June 30, 2015. Certain investment securities may also be pledged as collateral for the line of credit at the Federal Home Loan Bank ("FHLB") of Des Moines; however, no investment securities were pledged for this purpose at June 30, 2015 or December 31, 2014.
Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.7 years as of June 30, 2015 and 3.5 years as of December 31, 2014. This estimate is based on assumptions and actual results may differ. Other securities of $0.4 million have no stated contractual maturity date as of June 30, 2015.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

Held-to-maturity
At June 30, 2015 and December 31, 2014, the Company held $472.6 million and $530.6 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$374,915	$5,287	$(148)	$380,054
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	97,690	346	(1,571)	96,465
Total investment securities held-to-maturity	$472,605	$5,633	$(1,719)	$476,519

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$422,622	$5,773	$(72)	$428,323
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	107,968	217	(1,871)	106,314
Total investment securities held-to-maturity	$530,590	$5,990	$(1,943)	$534,637
The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$30,744	$(112)	$1,902	$(36)	$32,646	$(148)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	18,762	(55)	50,233	(1,516)	68,995	(1,571)
Total	$49,506	$(167)	$52,135	$(1,552)	$101,641	$(1,719)

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

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
The portfolio included 13 securities, having an aggregate fair value of $0.1 billion, which were in an unrealized loss position at June 30, 2015, compared to 12 securities, with a fair value of $0.1 billion, at December 31, 2014.
Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no other-than-temporary impairment existed at June 30, 2015 or December 31, 2014. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at June 30, 2015 were caused by changes in interest rates. The Company had no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.
The carrying value of held-to-maturity investment securities pledged as collateral totaled $92.2 million and $88.3 million at June 30, 2015 and December 31, 2014, respectively.
Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of June 30, 2015 and December 31, 2014 was 3.7 years and 3.4 years, respectively. This estimate is based on assumptions and actual results may differ.
Note 4 Loans
The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions of Bank of Choice and Community Banks of Colorado in 2011, and Hillcrest Bank and Bank Midwest in 2010. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transactions are covered by loss sharing agreements with the FDIC, and covered loans are presented separately from non-covered loans due to the FDIC loss sharing agreements associated with these loans. Covered loans comprised 7.2% of the total loan portfolio at June 30, 2015, compared to 9.0% of the total loan portfolio at December 31, 2014.
The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30 Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality and loans not accounted for under this guidance, which includes our originated loans. The table also shows the amounts covered by the FDIC loss sharing agreements as of June 30, 2015 and December 31, 2014. The carrying value of loans are net of discounts, fees and costs on loans excluded from ASC 310-30 of $8.3 million and $10.5 million as of June 30, 2015 and December 31, 2014, respectively:

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

	June 30, 2015
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$21,417	$895,309	$916,726	39.4%
Agriculture	18,486	122,468	140,954	6.1%
Commercial real estate	166,481	416,885	583,366	25.0%
Residential real estate	31,162	623,167	654,329	28.1%
Consumer	3,749	29,400	33,149	1.4%
Total	$241,295	$2,087,229	$2,328,524	100.0%
Covered	$139,250	$27,899	$167,149	7.2%
Non-covered	102,045	2,059,330	2,161,375	92.8%
Total	$241,295	$2,087,229	$2,328,524	100.0%

	December 31, 2014
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$22,956	$772,440	$795,396	36.8%
Agriculture	19,063	118,468	137,531	6.4%
Commercial real estate	192,330	369,264	561,594	26.0%
Residential real estate	40,761	591,939	632,700	29.2%
Consumer	4,535	30,653	35,188	1.6%
Total	$279,645	$1,882,764	$2,162,409	100.0%
Covered	$160,876	$32,821	$193,697	9.0%
Non-covered	118,769	1,849,943	1,968,712	91.0%
Total	$279,645	$1,882,764	$2,162,409	100.0%
Included in commercial loans are $144.2 million and $161.8 million of energy-related loans at June 30, 2015 and December 31, 2014, respectively. Energy prices declined significantly during 2014 and prolonged or further pricing pressure could increase stress on energy clients and ultimately the credit quality of this portfolio. However, loans have been structured to mitigate credit loss under a variety of circumstances, including the impact on energy loans as a result of depressed oil prices for a sustained period. Also included in the commercial segment are tax exempt loans totaling $256.4 million and $112.6 million at June 30, 2015 and December 31, 2014, respectively.
Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and are included in loans 90 days or more past due and still accruing. Non-accrual loans include troubled debt restructurings on non-accrual status. Total non-accrual loans excluded from the scope of ASC 310-30 totaled $15.1 million and $10.8 million at June 30, 2015 and December 31, 2014, respectively. Loan delinquency for all loans is shown in the following tables at June 30, 2015 and December 31, 2014, respectively:

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

	Total Loans June 30, 2015
	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans > 90 days past due and still accruing	Non- accrual
Loans excluded from ASC 310-30
Commercial	$5,998	$134	$1,089	$7,221	$888,088	$895,309	$22	$10,311
Agriculture	135	—	—	135	122,333	122,468	—	265
Commercial real estate
Construction	—	—	—	—	10,772	10,772	—	—
Acquisition/development	—	—	—	—	4,001	4,001	—	—
Multifamily	—	—	—	—	17,120	17,120	—	—
Owner-occupied	—	—	113	113	146,396	146,509	—	726
Non owner-occupied	1,383	208	—	1,591	236,892	238,483	—	49
Total commercial real estate	1,383	208	113	1,704	415,181	416,885	—	775
Residential real estate
Senior lien	653	—	1,250	1,903	568,038	569,941	—	3,313
Junior lien	160	8	—	168	53,058	53,226	—	382
Total residential real estate	813	8	1,250	2,071	621,096	623,167	—	3,695
Consumer	240	4	—	244	29,156	29,400	—	31
Total loans excluded from ASC 310-30	$8,569	$354	$2,452	$11,375	$2,075,854	$2,087,229	$22	$15,077
Covered loans excluded from ASC 310-30	$3	$—	$1,052	$1,055	$26,844	$27,899	$—	$1,140
Non-covered loans excluded from ASC 310-30	8,566	354	1,400	10,320	2,049,010	2,059,330	22	13,937
Total loans excluded from ASC 310-30	$8,569	$354	$2,452	$11,375	$2,075,854	$2,087,229	$22	$15,077
Loans accounted for under ASC 310-30
Commercial	$418	$70	$742	$1,230	$20,187	$21,417	$742	$—
Agriculture	374	—	65	439	18,047	18,486	65	—
Commercial real estate	884	145	21,736	22,765	143,716	166,481	21,736	—
Residential real estate	147	—	2,290	2,437	28,725	31,162	2,290	—
Consumer	165	—	21	186	3,563	3,749	21	—
Total loans accounted for under ASC 310-30	$1,988	$215	$24,854	$27,057	$214,238	$241,295	$24,854	$—
Covered loans accounted for under ASC 310-30	$1,197	$—	$23,078	$24,275	$114,975	$139,250	$23,080	$—
Non-covered loans accounted for under ASC 310-30	791	215	1,776	2,782	99,263	102,045	1,774	—
Total loans accounted for under ASC 310-30	$1,988	$215	$24,854	$27,057	$214,238	$241,295	$24,854	$—
Total loans	$10,557	$569	$27,306	$38,432	$2,290,092	$2,328,524	$24,876	$15,077
Covered loans	$1,200	$—	$24,130	$25,330	$141,819	$167,149	$23,080	$1,140
Non-covered loans	9,357	569	3,176	13,102	2,148,273	2,161,375	1,796	13,937
Total loans	$10,557	$569	$27,306	$38,432	$2,290,092	$2,328,524	$24,876	$15,077

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

The Company's commercial substandard loans excluded from ASC 310-30 totaled $45.2 million and $19.3 million at June 30, 2015 and December 31, 2014, respectively. The increase was primarily due to four loan relationships totaling $28.0 million at June 30, 2015. Three of these substandard loans were energy related and totaled $21.3 million at June 30, 2015. Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of June 30, 2015 and December 31, 2014, respectively:

	Total Loans June 30, 2015
	Pass	Special mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$819,981	$29,415	$45,234	$679	$895,309
Agriculture	109,723	12,130	615	—	122,468
Commercial real estate
Construction	10,772	—	—	—	10,772
Acquisition/development	4,001	—	—	—	4,001
Multifamily	17,120	—	—	—	17,120
Owner-occupied	142,378	149	3,982	—	146,509
Non owner-occupied	230,394	4,856	3,228	5	238,483
Total commercial real estate	404,665	5,005	7,210	5	416,885
Residential real estate
Senior lien	564,946	—	4,826	169	569,941
Junior lien	52,061	—	1,165	—	53,226
Total residential real estate	617,007	—	5,991	169	623,167
Consumer	29,369	—	31	—	29,400
Total loans excluded from ASC 310-30	$1,980,745	$46,550	$59,081	$853	$2,087,229
Covered loans excluded from ASC 310-30	$16,594	$163	$10,994	$148	$27,899
Non-covered loans excluded from ASC 310-30	1,964,151	46,387	48,087	705	2,059,330
Total loans excluded from ASC 310-30	$1,980,745	$46,550	$59,081	$853	$2,087,229
Loans accounted for under ASC 310-30
Commercial	$9,813	$446	$10,854	$304	$21,417
Agriculture	10,616	6,028	1,842	—	18,486
Commercial real estate	74,320	3,319	85,073	3,769	166,481
Residential real estate	23,198	1,211	6,753	—	31,162
Consumer	3,241	100	408	—	3,749
Total loans accounted for under ASC 310-30	$121,188	$11,104	$104,930	$4,073	$241,295
Covered loans accounted for under ASC 310-30	$39,446	$8,901	$86,830	$4,073	$139,250
Non-covered loans accounted for under ASC 310-30	81,742	2,203	18,100	—	102,045
Total loans accounted for under ASC 310-30	$121,188	$11,104	$104,930	$4,073	$241,295
Total loans	$2,101,933	$57,654	$164,011	$4,926	$2,328,524
Total covered	$56,040	$9,064	$97,824	$4,221	$167,149
Total non-covered	2,045,893	48,590	66,187	705	2,161,375
Total loans	$2,101,933	$57,654	$164,011	$4,926	$2,328,524

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

Impaired Loans
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status, accruing troubled debt restructurings (“TDRs”), loans in the process of bankruptcy, and restructured loans that are in compliance with their modified terms for one year or longer and are current as to principal and interest payments. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At June 30, 2015, the Company measured $10.7 million of impaired loans using discounted cash flows, the loan’s initial contractual effective interest rate and observable market valuations and $22.3 million of impaired loans based on the fair value of the collateral less selling costs. Impaired loans totaling $8.2 million, that individually were less than $250 thousand each, were measured through our general allowance reserves due to their relatively small size.
At June 30, 2015 and December 31, 2014, the Company’s recorded investments in impaired loans were $41.2 million and $32.1 million, respectively, of which $10.9 million and $11.1 million, respectively, were covered by loss sharing agreements, for the aforementioned periods. The increase in impaired loans during the six months ended June 30, 2015, was primarily due to two relationships totaling $12.7 million that were deemed impaired during the period. Both of the relationships were in the commercial and industrial segment and were non-covered, one of which totaled $6.8 million and was current as to principal and interest payments as of June 30, 2015, and the other totaled $5.9 million and was on non-accrual status at June 30, 2015. Impaired loans had a collective related allowance for loan losses allocated to them of $0.9 million and $0.3 million at June 30, 2015 and December 31, 2014, respectively. Additional information regarding impaired loans at June 30, 2015 and December 31, 2014 is set forth in the table below:

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

	Impaired Loans
	June 30, 2015			December 31, 2014
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$28,570	$28,283	$—	$16,953	$16,771	$—
Agriculture	—	—	—	3,065	3,061	—
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Owner-occupied	2,145	1,876	—	1,164	970	—
Non-owner occupied	—	—	—	—	—	—
Total commercial real estate	2,145	1,876	—	1,164	970	—
Residential real estate
Senior lien	349	310	—	694	248	—
Junior lien	—	—	—	—	—	—
Total residential real estate	349	310	—	694	248	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance recorded	$31,064	$30,469	$—	$21,876	$21,050	$—
With a related allowance recorded:
Commercial	$1,678	$1,502	$681	$894	$693	$82
Agriculture	390	362	2	177	145	—
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	39	38	—	—	—	—
Owner-occupied	1,238	918	2	1,321	1,024	5
Non-owner occupied	922	846	6	1,140	1,060	9
Total commercial real estate	2,199	1,802	8	2,461	2,084	14
Residential real estate
Senior lien	6,372	5,760	193	7,360	6,359	172
Junior lien	1,560	1,300	9	1,768	1,515	9
Total residential real estate	7,932	7,060	202	9,128	7,874	181
Consumer	48	46	—	277	245	2
Total impaired loans with a related allowance recorded	$12,247	$10,772	$893	$12,937	$11,041	$279
Total impaired loans	$43,311	$41,241	$893	$34,813	$32,091	$279

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the six months ended
	June 30, 2015		June 30, 2014
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$28,670	$357	$25,329	$150
Agriculture	—	—	9,028	108
Commercial real estate
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Owner-occupied	1,910	35	1,603	47
Non owner-occupied	—	—	473	15
Total commercial real estate	1,910	35	2,076	62
Residential real estate
Senior lien	315	9	405	5
Junior lien	—	—	—	—
Total residential real estate	315	9	405	5
Consumer	—	—	—	—
Total impaired loans with no related allowance recorded	$30,895	$401	$36,838	$325
With a related allowance recorded:
Commercial	$1,549	$1	$1,793	$4
Agriculture	407	2	171	—
Commercial real estate
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	39	—	874	—
Owner-occupied	960	13	811	7
Non owner-occupied	863	26	659	13
Total commercial real estate	1,862	39	2,344	20
Residential real estate
Senior lien	5,880	59	7,344	52
Junior lien	1,326	26	1,540	30
Total residential real estate	7,206	85	8,884	82
Consumer	49	—	240	—
Total impaired loans with a related allowance recorded	$11,073	$127	$13,432	$106
Total impaired loans	$41,968	$528	$50,270	$431

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

Troubled debt restructurings
It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR. At June 30, 2015 and December 31, 2014, the Company had $15.2 million and $19.3 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment. Of these, $1.7 million and $9.8 million were covered by FDIC loss sharing agreements as of June 30, 2015 and December 31, 2014, respectively. Approximately $8.8 million of loans reported as TDRs at December 31, 2014 were in compliance with their modified terms at June 30, 2015, and therefore, are no longer reportable as TDRs at June 30, 2015.
Non-accruing TDRs at June 30, 2015 and December 31, 2014 totaled $5.4 million and $7.0 million, respectively. Of these, $1.0 million and $1.2 million were covered by the FDIC loss sharing agreements as of June 30, 2015 and December 31, 2014, respectively.
During the six months ended June 30, 2015, the Company restructured twelve loans with a recorded investment of $8.0 million to facilitate repayment. Substantially all of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The table below provides additional information related to accruing TDRs at June 30, 2015 and December 31, 2014:

	Accruing TDRs
	June 30, 2015
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDRs
Commercial	$12,635	$12,870	$12,765	$1,887
Agriculture	97	99	101	—
Commercial real estate	394	399	399	—
Residential real estate	2,071	2,105	2,119	2
Consumer	15	16	15	—
Total	$15,212	$15,489	$15,399	$1,889

	Accruing TDRs
	December 31, 2014
	Recorded investment	Average year-to- date recorded investment	Unpaid principal balance	Unfunded commitments to fund TDRs
Commercial	$13,249	$12,496	$13,249	$375
Agriculture	2,711	3,110	2,715	—
Commercial real estate	610	627	622	—
Residential real estate	2,687	2,767	2,714	2
Consumer	18	20	18	—
Total	$19,275	$19,020	$19,318	$377

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

The following table summarizes the Company’s carrying value of non-accrual TDRs as of June 30, 2015 and December 31, 2014:

	Non - Accruing TDRs
	June 30, 2015		December 31, 2014
	Covered	Non-covered	Covered	Non-covered
Commercial	$—	$3,332	$1	$3,993
Agriculture	81	154	201	164
Commercial real estate	75	300	94	364
Residential real estate	875	567	910	1,056
Consumer	—	2	—	190
Total	$1,031	$4,355	$1,206	$5,767
Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had no TDRs that were modified within the past 12 months and had defaulted on their restructured terms during the six months ended June 30, 2015.
During the six months ended June 30, 2014, the Company had four TDRs that had been modified within the past 12 months that defaulted on their restructured terms. The defaulted TDRs consisted of agriculture, residential real estate, and consumer loans totaling $59 thousand. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest.
Loans accounted for under ASC Topic 310-30
Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the six months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Accretable yield beginning balance	$113,463	$130,624
Reclassification from non-accretable difference	15,823	18,658
Reclassification to non-accretable difference	(1,390)	(909)
Accretion	(24,466)	(32,278)
Accretable yield ending balance	$103,430	$116,095
Below is the composition of the net book value for loans accounted for under ASC 310-30 at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Contractual cash flows	$689,116	$751,932
Non-accretable difference	(344,391)	(358,824)
Accretable yield	(103,430)	(113,463)
Loans accounted for under ASC 310-30	$241,295	$279,645

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

Note 5 Allowance for Loan Losses
The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$9,920	$1,151	$3,665	$3,787	$350	$18,873
Non 310-30 beginning balance	9,900	551	3,528	3,787	336	18,102
Charge-offs	(1)	—	(220)	(95)	(357)	(673)
Recoveries	26	7	109	—	55	197
Provision	99	135	287	955	374	1,850
Non 310-30 ending balance	10,024	693	3,704	4,647	408	19,476
ASC 310-30 beginning balance	20	600	137	—	14	771
Charge-offs	—	—	—	—	(14)	(14)
Recoveries	—	—	—	—	—	—
Provision (recoupment)	—	12	(11)	2	5	8
ASC 310-30 ending balance	20	612	126	2	5	765
Ending balance	$10,044	$1,305	$3,830	$4,649	$413	$20,241

	Three months ended June 30, 2014
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$5,724	$1,213	$2,213	$4,234	$588	$13,972
Non 310-30 beginning balance	5,581	548	1,977	4,169	473	12,748
Charge-offs	(26)	—	—	(49)	(184)	(259)
Recoveries	59	—	17	85	74	235
Provision	806	62	741	39	102	1,750
Non 310-30 ending balance	6,420	610	2,735	4,244	465	14,474
ASC 310-30 beginning balance	143	665	236	65	115	1,224
Charge-offs	—	—	—	—	(36)	(36)
Recoveries	—	—	—	—	—	—
Provision (recoupment)	(142)	132	(2)	1	(79)	(90)
ASC 310-30 ending balance	1	797	234	66	—	1,098
Ending balance	$6,421	$1,407	$2,969	$4,310	$465	$15,572

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

	Six months ended June 30, 2015
	Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer	Total
Beginning balance	$8,598	$1,009	$3,819	$3,771	$416	$17,613
Non 310-30 beginning balance	8,598	541	3,597	3,743	413	16,892
Charge-offs	(4)	(47)	(222)	(177)	(565)	(1,015)
Recoveries	47	7	124	30	138	346
Provision	1,383	192	205	1,051	422	3,253
Non 310-30 ending balance	10,024	693	3,704	4,647	408	19,476
ASC 310-30 beginning balance	—	468	222	28	3	721
Charge-offs	—	—	—	—	(14)	(14)
Recoveries	—	—	—	—	—	—
Provision (recoupment)	20	144	(96)	(26)	16	58
ASC 310-30 ending balance	20	612	126	2	5	765
Ending balance	$10,044	$1,305	$3,830	$4,649	$413	$20,241
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$681	$2	$8	$202	$—	$893
Non 310-30 loans collectively evaluated for impairment	9,343	691	3,696	4,445	408	18,583
ASC 310-30 loans	20	612	126	2	5	765
Total ending allowance balance	$10,044	$1,305	$3,830	$4,649	$413	$20,241
Loans:
Non 310-30 individually evaluated for impairment	$29,785	$362	$3,677	$7,371	$46	$41,241
Non 310-30 collectively evaluated for impairment	865,524	122,106	413,208	615,796	29,354	2,045,988
ASC 310-30 loans	21,417	18,486	166,481	31,162	3,749	241,295
Total loans	$916,726	$140,954	$583,366	$654,329	$33,149	$2,328,524

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

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
The Company had $0.5 million net charge-offs of non 310-30 loans during the three months ended June 30, 2015 and $0.7 million net charge-offs of non 310-30 loans during the six months ended June 30, 2015. Credit quality remained at acceptable levels within the non 310-30 loan portfolio during the three and six months ended June 30, 2015, and management's evaluation resulted in a provision for loan losses on the non 310-30 loans of $1.9 million and $3.3 million during the three and six months ended June 30, 2015, respectively.
During the six months ended June 30, 2015, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement resulted in net provision of $8 thousand and $58 thousand, respectively, for the three and six months ended June 30, 2015. The net provision was comprised primarily of provision of $12 thousand and $144 thousand in the agriculture segment during the three and six months ended June 30, 2015, respectively, and recoupments of $11 thousand and $96 thousand in the commercial real estate segment during the three and six months ended June 30, 2015, respectively.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

The Company charged off $24 thousand and $0.3 million, net of recoveries, of non ASC 310-30 loans during the three and six months ended June 30, 2014, respectively. With the exception of a large commercial and industrial loan that was added to non-accrual status during the second quarter of 2014, strong credit quality trends of the non 310-30 loan portfolio continued during the three and six months ended June 30, 2014, and through management's evaluation, resulted in a provision for loan losses on the non 310-30 loans of $1.8 million and $3.6 million during the three and six months ended June 30, 2014, respectively.
During the six months ended June 30, 2014, the Company remeasured the expected cash flows of the loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in a net recoupment of previous valuations allowances of $90 thousand and $144 thousand for the three and six months ended June 30, 2014, respectively, which was comprised of reversals of previous valuation allowances of $142 thousand and $226 thousand in the commercial segments, during the three and six months ended June 30, 2014, respectively.
Note 6 FDIC Indemnification Asset
Under the terms of the purchase and assumption agreements with the FDIC with regard to the Hillcrest Bank and Community Banks of Colorado acquisitions, the Company is reimbursed for a portion of the losses incurred on covered assets. Covered assets may be resolved through repayment, short sale of the underlying collateral, the foreclosure on and sale of collateral, or the sale or charge-off of loans or OREO. Any gains or losses realized from the resolution of covered assets reduce or increase, respectively, the amount recoverable from the FDIC. Covered gains or losses that are incurred in excess of the expected reimbursements (which are reflected in the FDIC indemnification asset balance), are recognized in the consolidated statements of operations as FDIC loss sharing income (expense) in the period in which they occur.
Below is a summary of the activity related to the FDIC indemnification asset during the six months ended June 30, 2015 and 2014:

	For the six months ended
	June 30, 2015	June 30, 2014
Balance at beginning of period	$39,082	$64,447
Amortization	(14,953)	(13,567)
FDIC portion of recoveries exceeding fair value marks	(3,409)	(458)
Changes for FDIC loss share submissions	2,495	987
Balance at end of period	$23,215	$51,409
The $15.0 million of amortization of the FDIC indemnification asset recognized during the six months ended June 30, 2015 resulted from an overall increase in actual and expected cash flows of the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in overall expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the expected remaining lives of the underlying covered loan pools as an adjustment to yield. The claims filed with the FDIC are subject to review and approval, including extensive audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. During the six months ended June 30, 2015, the Company paid a net $2.5 million to the FDIC.
During the six months ended June 30, 2014, the Company recognized $13.6 million of amortization on the FDIC indemnification asset. During the six months ended June 30, 2014, the Company paid $987 thousand to the FDIC.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

Note 7 Other Real Estate Owned
A summary of the activity in the OREO balances during the six months ended June 30, 2015 and 2014 is as follows:

	For the six months ended June 30,
	2015	2014
Beginning balance	$29,120	$70,125
Transfers from loan portfolio, at fair value	920	1,477
Impairments	(757)	(880)
Sales	(11,019)	(16,307)
Gain on sale of OREO, net	2,103	1,028
Ending balance	$20,367	$55,443
Of the $20.4 million of OREO at June 30, 2015, $13.4 million, or 65.8%, was covered by loss sharing agreements with the FDIC. At December 31, 2014, $18.5 million, or 63.4%, of the $29.1 million of OREO was covered by loss sharing agreements. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset.
At June 30, 2015 and December 31, 2014, OREO balances excluded $6.5 million and $8.1 million, respectively, of the Company’s minority interests in OREO which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests.
Note 8 Borrowings
As a member of the FHLB of Des Moines, the Bank has access to term financing from the FHLB. These borrowings are secured under an advance, pledge and securities agreement, which includes primarily real estate loans. Total advances at both June 30, 2015 and December 31, 2014 were $40.0 million. All of the outstanding advances have fixed interest rates and interest expense related to FHLB advances totaled $166 thousand and $330 thousand for the three and six months ended June 30, 2015, respectively. More information about FHLB advances at June 30, 2015 is detailed in the table below:

Maturity Year	June 30, 2015	Rate
2016	$15,000	0.84%
2018	$10,000	1.81%
2020	$15,000	2.33%
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
June 30, 2015

regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. Our regulatory capital ratios and those of the Bank are in excess of the levels established for “well-capitalized” institutions.

In connection with the approval of the de novo charter for the Bank, the Company agreed to maintain capital levels of at least 10.0% tier 1 leverage ratio, 11.0% tier 1 risk-based capital ratio and 12.0% total risk-based capital ratio at our subsidiary bank. In March 2015, the Bank received approval from the OCC under the OCC Operating Agreement to permanently reduce the Bank's capital by $50.0 million. As a result, the Bank distributed $50.0 million cash to the Company during the first quarter of 2015.
At June 30, 2015 and December 31, 2014, the Bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the table below:

	June 30, 2015
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	13.5%	$648,508	N/A	N/A	4%	$192,007
NBH Bank, N.A.	11.3%	538,878	10%	$478,176	4%	191,270
Common equity tier 1 risk-based capital
Consolidated	24.0%	$648,508	6.5%	$312,011	4.5%	$216,008
NBH Bank, N.A.	20.1%	538,878	6.5%	310,815	4.5%	215,179
Tier 1 risk-based capital ratio (2)
Consolidated	24.0%	$648,508	8%	$215,999	6%	$161,999
NBH Bank, N.A.	20.1%	538,878	11%	295,069	6%	160,947
Total risk-based capital ratio (2)
Consolidated	24.8%	$669,000	10%	$269,998	8%	$215,999
NBH Bank, N.A.	20.9%	559,369	12%	321,894	8%	214,596

	December 31, 2014
	Actual		Required to be considered well capitalized (1)		Required to be considered adequately capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	15.0%	$712,222	N/A	N/A	4%	$190,148
NBH Bank, N.A.	12.1%	573,934	10%	$473,478	4%	189,391
Tier 1 risk-based capital ratio (2)
Consolidated	28.9%	$712,222	6%	$147,796	4%	$98,530
NBH Bank, N.A.	23.5%	573,934	11%	268,855	4%	97,766
Total risk-based capital ratio (2)
Consolidated	29.6%	$730,086	10%	$246,326	8%	$197,061
NBH Bank, N.A.	24.2%	591,799	12%	293,297	8%	195,531

(1)	These ratio requirements for NBH Bank, N.A. are reflective of the agreements NBH Bank, N.A. made with its regulator in connection with the approval of its de novo charter.

(2)
Due to the conditional guarantee represented by the loss sharing agreements, the FDIC indemnification asset and the portion of assets covered by the FDIC loss sharing agreements are risk-weighted at 20% for purposes of risk-based capital computations.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

Note 10 FDIC Loss Sharing Income (Expense)
In connection with the loss sharing agreements that the Company has with the FDIC with regard to the Hillcrest Bank and Community Banks of Colorado transactions, the Company recognizes the actual reimbursement of costs of resolution of covered assets from the FDIC through the consolidated statements of operations. The table below provides additional details of the Company’s FDIC loss sharing income (expense) during the three and six months ended June 30, 2015 and 2014:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Clawback liability amortization	$(380)	$(336)	$(748)	$(664)
Clawback liability remeasurement	(2)	(538)	(1,109)	(1,054)
Reimbursement to FDIC for gain on sale of and income from covered OREO	(315)	(782)	(987)	(1,700)
Reimbursement to FDIC for recoveries	(10)	(33)	(18)	(118)
FDIC reimbursement of covered asset resolution costs	1,845	1,040	3,190	1,930
Total	$1,138	$(649)	$328	$(1,606)
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
As of June 30, 2015, the aggregate number of Class A common stock available for issuance under the 2014 Plan is 5,074,473 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders.
To date, the Company has issued stock options and restricted stock under the plans. The Compensation Committee sets the option exercise price at the time of grant but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.
The Company issued stock options and restricted stock in accordance with the plans during the six months ended June 30, 2015. The following table summarizes stock option activity for the six months ended June 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,597,111	$19.90	4.46	$223,211
Granted	136,903	19.09
Forfeited	(23,493)	18.63
Surrendered	(130,841)	19.87
Exercised	(12,359)	19.93
Expired	(508,500)	20.00
Outstanding at June 30, 2015	3,058,821	$19.86	5.10	$2,963,912
Options fully vested and exercisable at June 30, 2015	2,715,711	$19.98	4.61	$—
Options expected to vest	330,763	$18.94	8.67	$2,810,087

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

Stock option expense is included in salaries and benefits in the consolidated statements of operations and totaled $0.2 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.3 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.3 years.
Expense related to non-vested restricted stock totaled $0.7 million and $0.6 million during the three months ended June 30, 2015 and 2014, respectively, and $1.2 million and $1.0 million during the six months ended June 30, 2015 and 2014, respectively, and is included in salaries and benefits in the consolidated statements of operations. As of June 30, 2015, there was $3.6 million of total unrecognized compensation cost related to non-vested restricted shares granted under the plans, which is expected to be recognized over a weighted average period of 2.4 years. The following table summarizes restricted stock activity for the six months ended June 30, 2015:

	Total Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2014	955,398	$15.16
Vested	(50,720)	18.80
Granted	165,658	19.13
Forfeited	(8,346)	18.64
Surrendered	(18,762)	18.77
Unvested at June 30, 2015	1,043,228	$15.58
Note 12 Warrants
At June 30, 2015 and December 31, 2014, the Company had 830,750 issued and outstanding warrants to purchase Company stock. The warrants were granted to certain lead shareholders of the Company, all with an exercise price of $20.00 per share. The term of the warrants is for ten years from the date of grant and the expiration dates of the warrants range from October 20, 2019 to September 30, 2020. The fair value of the warrants was estimated to be $3.4 million and $3.3 million at June 30, 2015 and December 31, 2014, respectively. The fair value of the warrants was estimated using a Black-Scholes option pricing model utilizing the following assumptions at the indicated dates:

	June 30, 2015	December 31, 2014
Risk-free interest rate	1.53%	1.67%
Expected volatility	21.04%	24.18%
Expected term (years)	4-5	5-6
Dividend yield	0.96%	1.03%
The Company’s shares became publicly traded on September 20, 2012, and prior to that had limited private trading. Due to the limited historical volatility of the Company's own stock, expected volatility was calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with the median historical volatility, for a period commensurate with the expected term of the warrants, of those of a peer group. The risk-free rate for the expected term of the warrants was based on the U.S. Treasury yield curve and based on the expected term. The expected term was estimated based on the contractual term of the warrants.
The Company recorded an expense of $0.5 million and $0.1 million for the three and six months ended June 30, 2015, respectively, and a benefit of $0.6 million and $1.5 million for the three and six months ended June 30, 2014, respectively, in the consolidated statements of operations resulting from the change in fair value of the warrant liability.
Note 13 Common Stock
On February 11, 2015, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. This new program replaced the previous $50.0 million share repurchase program approved during the fourth quarter of 2014. During the three and six months ended June 30, 2015, the Company repurchased 1,807,507 and 3,894,673 shares for $34.7 million and $72.3 million at a weighted average price of $19.16 and $18.55 per share, respectively.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

The Company had 35,053,339 shares of Class A common stock and zero shares of Class B common stock outstanding as of June 30, 2015, and 38,017,179 shares of Class A common stock and 867,774 shares of Class B common stock outstanding as of December 31, 2014. Additionally, as of June 30, 2015 and December 31, 2014, the Company had 1,043,228 and 955,398 shares, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.
Note 14 Income (Loss) Per Share
The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company.
The Company had 35,053,339 and 42,637,687 shares outstanding (inclusive of Class A and B) as of June 30, 2015 and 2014, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for three and six months ended June 30, 2015.
The following table illustrates the computation of basic and diluted (loss) income per share for the three and six months ended June 30, 2015 and 2014:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net (loss) income	$(1,341)	$2,129	$(95)	$3,560
Less: earnings allocated to participating securities	—	(11)	—	(17)
(Loss) earnings allocated to common shareholders	$(1,341)	$2,118	$(95)	$3,543
Weighted average shares outstanding for basic (loss) earnings per common share	36,164,617	43,868,164	37,091,412	44,341,276
Dilutive effect of equity awards	—	12,099	—	23,363
Weighted average shares outstanding for diluted earnings per common share	36,164,617	43,880,263	37,091,412	44,364,639
Basic (loss) earnings per share	$(0.04)	$0.05	$0.00	$0.08
Diluted (loss) earnings per share	$(0.04)	$0.05	$0.00	$0.08
The Company had 3,058,821 and 3,616,871 outstanding stock options to purchase common stock at weighted average exercise prices of $19.86 and $19.89 per share at June 30, 2015 and 2014, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, the Company had 830,750 outstanding warrants to purchase the Company’s common stock as of June 30, 2015 and 2014. The warrants have an exercise price of $20.00, which was out-of-the-money for purposes of dilution calculations during the three and six months ended June 30, 2015. The Company had 1,043,228 and 1,149,014 unvested restricted shares issued as of June 30, 2015 and 2014, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.
In accordance with ASC Topic 260, Earnings Per Share, the dilutive effect of earnings allocated to participating securities, and any potential common shares related to equity awards and warrants are excluded from the calculation of diluted earnings (loss) per share when a loss from continuing operations exists. For the three and six months ended June 30, 2015, the dilutive effect of equity awards totaling 630 shares and 276 shares, respectively, and earnings allocated to participating securities are excluded from diluted loss per share.
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
June 30, 2015

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
Fair values of derivative instrument of the balance sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2015 and December 31, 2014.
Information about the valuation methods used to measure fair value is provided in note 17 of the unaudited consolidated financial statements.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments
Interest rate products	Other assets	$2,372	$10	Other liabilities	$2,464	$3,206
Total derivatives designated as hedging instruments		$2,372	$10		$2,464	$3,206

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$1,414	$1,418	Other liabilities	$1,495	$1,522
Total derivatives not designated as hedging instruments		$1,414	$1,418		$1,495	$1,522
Fair value hedges of interest rate risk
Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2015, the Company had 23 interest rate swaps with a notional amount of $199.9 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. The Company had 11 outstanding interest rate swaps with a notional amount of $68.8 million that were designated as a fair value hedge as of December 31, 2014.
For qualifying derivatives designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2015, the Company recognized a net gain of $405 thousand and $266 thousand, respectively, in non-interest income related to hedge ineffectiveness. During the three and six months ended June 30, 2014, the Company recognized a net loss of $67 thousand and $140 thousand, respectively, in non-interest income related to hedge ineffectiveness.
Non-designated hedges
Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2015, the Company had 13 matched interest rate swap transactions with an aggregate notional amount of $51.0 million related to this program. As of December 31, 2014, the Company had 11 matched interest rate swap transactions with an aggregate notional amount of $35.9 million related to this program.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the unaudited consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

Derivatives in fair value hedging relationships	Location of gain (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives
		Three months ended June 30,		For the six months ended June 30,
		2015	2014	2015	2014
Interest rate products	Other non-interest income	$5,256	$(721)	$3,104	$(1,335)
Total		$5,256	$(721)	$3,104	$(1,335)

Derivatives in fair value hedging relationships	Location of gain (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on hedged items
		Three months ended June 30,		For the six months ended June 30,
		2015	2014	2015	2014
Interest rate products	Other non-interest income	$(4,851)	$655	$(2,839)	$1,195
Total		$(4,851)	$655	$(2,839)	$1,195

		Amount of gain or (loss) recognized in income on derivatives
		Three months ended June 30,		For the six months ended June 30,
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	2015	2014	2015	2014
Interest rate products	Other non-interest expense	$65	$(37)	$26	(51)
Total		$65	$(37)	$26	(51)
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
As of June 30, 2015 and December 31, 2014, the termination value of derivatives in a net liability position related to these agreements was $2.6 million and $1.9 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of June 30, 2015 and December 31, 2014, the Company had posted $3.1 million and $5.5 million, respectively, in eligible collateral.
Note 16 Commitments and Contingencies
In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At June 30, 2015 and December 31, 2014, the Company had loan commitments totaling $463.2 million and $485.5 million, respectively, and standby letters of credit that totaled $9.4 million and $10.0 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure. Amounts funded under non-cancelable commitments in effect at the date of acquisition are covered under the applicable loss sharing agreements if certain conditions are met.
Total unfunded commitments at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014
	Covered	Non-covered	Total	Covered	Non-covered	Total
Commitments to fund loans
Residential	$—	$1,748	$1,748	$—	$1,683	$1,683
Commercial and commercial real estate	—	184,563	184,563	11	202,593	202,604
Construction and land development	—	42,368	42,368	—	35,814	35,814
Consumer	—	4,310	4,310	—	4,376	4,376
Credit card lines of credit	—	16,712	16,712	—	18,065	18,065
Unfunded commitments under lines of credit	4,248	209,282	213,530	7,645	215,305	222,950
Commercial and standby letters of credit	71	9,330	9,401	234	9,731	9,965
Total	$4,319	$468,313	$472,632	$7,890	$487,567	$495,457
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
June 30, 2015

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
Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the six months ended June 30, 2015 and 2014, there were no transfers of financial instruments between the hierarchy levels.
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:
Fair Value of Financial Instruments Measured on a Recurring Basis
Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At June 30, 2015 and December 31, 2014, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At June 30, 2015 and December 31, 2014, the Company’s level 2 securities included mortgage-backed securities comprised of residential mortgage pass-through securities, and other residential mortgage-backed securities. All other investment securities are classified as level 3.
Derivatives—The Company's derivative instruments are limited to interest rate swaps that may be accounted for as fair value hedges or non-designated hedges. The fair values of the swaps incorporate credit valuation adjustments in order to appropriately reflect nonperformance risk in the fair value measurements. The credit valuation adjustment is the dollar amount of the fair value adjustment related to credit risk and utilizes a probability weighted calculation to quantify the potential loss over the life of the trade. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying the respective counterparties’ credit spreads to the exposure offset by marketable collateral posted, if any. Certain derivative transactions are executed with counterparties who are large financial institutions ("dealers"). International Swaps and Derivative Association Master Agreements ("ISDA") and Credit Support Annexes ("CSA") are employed for all contracts with dealers. These contracts contain bilateral collateral arrangements. The fair value inputs of these financial instruments are determined using discounted

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

cash flow analysis through the use of third-party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk, and are classified as level 2.
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
The tables below present the financial instruments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$357,833	$—	$357,833
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	958,577	—	958,577
Other securities	—	—	419	419
Derivatives	—	3,786	—	3,786
Total assets at fair value	$—	$1,320,196	$419	$1,320,615
Liabilities:
Warrant liability	$—	$—	$3,446	$3,446
Clawback liability	—	—	38,195	38,195
Derivatives	—	3,959	—	3,959
Total liabilities at fair value	$—	$3,959	$41,641	$45,600

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$404,215	$—	$404,215
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,074,580	—	1,074,580
Other securities	—	—	419	419
Derivatives	—	1,428	—	1,428
Total assets at fair value	$—	$1,480,223	$419	$1,480,642
Liabilities:
Warrant liability	$—	$—	$3,328	$3,328
Clawback liability	—	—	36,338	36,338
Derivatives	—	4,728	—	4,728
Total liabilities at fair value	$—	$4,728	$39,666	$44,394
The table below details the changes in level 3 financial instruments during the six months ended June 30, 2015 and June 30, 2014:

	Warrant liability	Clawback liability
Balance at December 31, 2013	$6,281	$32,465
Change in value	(1,478)	1,054
Amortization	—	664
Net change in level 3	$(1,478)	$1,718
Balance at June 30, 2014	$4,803	$34,183
Balance at December 31, 2014	$3,328	$36,338
Change in value	118	748
Amortization	—	1,109
Net change in level 3	118	1,857
Balance at June 30, 2015	$3,446	$38,195
Fair Value Measured on a Non-recurring Basis
Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.
The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During the six months ended June 30, 2015, the Company measured six loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $0.9 million at June 30, 2015. During the six months ended June 30, 2015, the Company added specific reserves of $0.7 million for three loans with carrying balances of $1.8 million at June 30, 2015. The Company also decreased specific reserves of $0.1 million for three loans during the six months ended June 30, 2015, primarily due to updated appraisals.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.
OREO is recorded at fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further valuation adjustments may be taken to reflect a new basis. The Company recognized $0.8 million of OREO impairments in its unaudited consolidated statements of operations during the six months ended June 30, 2015, of which $0.5 million, or 65.5%, were on OREO that was covered by loss sharing agreements with the FDIC. During the six months ended June 30, 2014, the Company recognized $0.9 million of OREO impairments in its unaudited consolidated statements of operations, of which $0.6 million, or 65.1%, were on OREO that was covered by loss sharing agreements with the FDIC. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.
Premise and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The Company recognized $1.1 million of impairments in its unaudited consolidated statements of operations related to banking centers classified as held-for-sale during the six months ended June 30, 2015.
The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the six months ended June 30, 2015 and 2014:

	June 30, 2015
	Total	Losses from fair value changes
Other real estate owned	$20,367	$757
Impaired loans	41,241	110
Premise and equipment	813	1,089

	June 30, 2014
	Total	Losses from fair value changes
Other real estate owned	$55,443	$880
Impaired loans	48,352	1,242
Premise and equipment	—	—
The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the six months ended June 30, 2015.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of June 30, 2015. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO and premise and equipment held-for-sale. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved:

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

	Fair value at June 30, 2015	Valuation Technique	Unobservable Input	Quantitative Measures
Other securities	$419	Cash investment in private equity fund	Realizable value
Impaired loans	41,241	Appraised value	Appraised values
			Discount rate	0-25%
Clawback liability	38,195	Contractually defined discounted cash flows	Intrinsic loss estimates	$323.3 million - $405.0 million
			Expected credit losses	—
			Discount rate	4%
Warrant liability	3,446	Black-Scholes	Volatility	21%-28%
Note 18 Fair Value of Financial Instruments
The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado acquisitions, the Company recorded all of the acquired assets and assumed liabilities at fair value at the respective dates of acquisition. The fair value of financial instruments at June 30, 2015 and December 31, 2014, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

		June 30, 2015		December 31, 2014
	Level in fair value measurement hierarchy	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
ASSETS:
Cash and cash equivalents	Level 1	$242,441	$242,441	$256,979	$256,979
Securities purchased under agreements to resell	Level 2	50,000	50,011	—	—
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	357,833	357,833	404,215	404,215
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	958,577	958,577	1,074,580	1,074,580
Other securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	374,915	380,054	422,622	428,323
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	97,690	96,465	107,968	106,314
Capital stock of FHLB	Level 2	7,361	7,361	7,595	7,595
Capital stock of FRB	Level 2	19,689	19,689	19,450	19,450
Loans receivable, net	Level 3	2,308,283	2,347,359	2,144,796	2,193,222
Loans held-for-sale	Level 2	10,037	10,037	5,146	5,146
Accrued interest receivable	Level 2	10,808	10,808	11,465	11,465
Derivatives	Level 2	3,786	3,786	1,428	1,428
LIABILITIES:
Deposit transaction accounts	Level 2	2,494,950	2,494,950	2,409,137	2,409,137
Time deposits	Level 2	1,267,539	1,267,539	1,357,051	1,357,885
Securities sold under agreements to repurchase	Level 2	187,314	187,314	133,552	133,552
Federal Home Loan Bank advances	Level 2	40,000	40,511	40,000	40,465
Due to FDIC	Level 3	38,195	38,195	42,011	42,011
Warrant liability	Level 3	3,446	3,446	3,328	3,328
Accrued interest payable	Level 2	3,650	3,650	3,608	3,608
Derivatives	Level 2	3,959	3,959	4,728	4,728

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
June 30, 2015

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
Loans held-for-sale
Loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. The portfolio consists primarily of fixed rate residential mortgage loans that are sold within 45 days. The estimated fair value is based on quoted market prices for similar loans in the secondary market and is classified as level 2.
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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

Note 19 Subsequent Events

On July 6, 2015 the Company announced an offer to purchase for cash up to $100.0 million of shares of its issued and outstanding Class A common stock at a price not less than $19.60 and not more than $22.50 per share, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in the offer. The tender offer expired on July 31, 2015. The Company expects to accept the purchase of approximately 4,651,162 shares at a price of $21.50, for a total price of $100.0 million, excluding fees and expenses. Immediately following the settlement of the tender offer, the Company expects to have approximately 30,404,200 shares of Class A common stock outstanding, excluding 1,037,564 shares of Class A common stock issued but not yet vested.

During the second quarter of 2015, the Company approved plans to consolidate three banking centers located in the greater Kansas City market into nearby banking centers, effective September 30, 2015. Included in the three and six months ended June 30, 2015 operating results are $1.1 million of expenses incurred in connection with the consolidations related to fair market value adjustments of banking centers held-for-sale as of June 30, 2015.

On August 1, 2015, the Company completed its previously announced acquisition of Pine River Bank Corporation for $9.5 million cash, based on tangible book value at closing, adjusted for certain items. At acquisition date, Pine River Bank Corporation held assets of $140.3 million; loans of $65.2 million; deposits of $130.2 million; and capital of $8.9 million.

In June 2015, NBH Bank, N.A. received approval from the OCC under the OCC Operating Agreement to permanently reduce the Bank’s capital by $36.0 million. As a result, the Bank distributed $36.0 million cash to the Company in July 2015, which decreased the Bank's tier 1 leverage ratio to 10.5%.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes as of and for the three and six months ended June 30, 2015, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2014, 2013, and 2012. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith. All amounts are in thousands, except share data, or as otherwise noted.
Overview
National Bank Holdings Corporation is a bank holding company formed in 2009. Through our subsidiary, NBH Bank, N.A., we provide a variety of banking products to both commercial and consumer clients through a network of 101 banking centers, located in Colorado, the greater Kansas City area and Texas, and through on-line and mobile banking products. We operate under the following brand names: Community Banks of Colorado in Colorado, Bank Midwest in Kansas and Missouri, and Hillcrest Bank in Texas.
In just less than five years, we have completed the acquisition and integration of four problem or failed banks, three of which were FDIC-assisted. We have transformed these four banks into one collective banking operation with steadily increasing organic growth, prudent underwriting, and meaningful market share with continued opportunity for expansion. Our long-term business model utilizes our organic development infrastructure, low-risk balance sheet, continuous operational development and a disciplined acquisition strategy to create value and provide opportunities for growth.
As of June 30, 2015, we had $4.8 billion in assets, $2.3 billion in loans, $3.8 billion in deposits and $0.7 billion in equity. We believe that our established presence positions us well for growth opportunities in our current and complementary markets. Our focus is on building strong banking relationships with small to mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid financial services franchise with a sizable presence for deposit gathering and client relationship building necessary for growth.

Operating Highlights and Key Challenges
Our operations resulted in the following highlights as of and for the six months ended June 30, 2015 (except as noted):
Loan portfolio

•	Grew the loan portfolio by $166.1 million, representing a 15.5% annualized growth.

•	Organic loan originations totaled $475.1 million.

•	We had $2.2 billion of loans outstanding that are associated with a “strategic” client relationship, representing 21.7% annualized growth.

•	Successfully exited $45.3 million, or 45.3% annualized, of the non-strategic loan portfolio.
Credit quality

•	Non 310-30 loans

◦	Credit quality remained strong, as 90 days past due and non-accruing loans were 0.72% of total non 310-30 loans.

◦	Net charge-offs on average non 310-30 loans remained low at 0.06% annualized.

◦	Loss share coverage of 7.6% on non-performing non ASC 310-30 loans.

•	ASC 310-30 loans

◦	Added a net $14.4 million to accretable yield for the acquired loans accounted for under ASC 310-30.

◦	310-30 loans represented 10.4% of total loans at June 30, 2015, compared to 12.9% at December 31, 2014.
Client deposit funded balance sheet

•	Average transaction deposits and client repurchase agreements increased $212.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, or 8.5%.

•	Transaction account balances improved to 66.3% of total deposits as of June 30, 2015 from 64.0% at December 31, 2014. Driven by a $85.8 million increase in savings and demand deposits.

•	As of June 30, 2015, total deposits and client repurchase agreements made up 97.3% of our total liabilities.
Revenues and expenses

•
The average annual yield on our loan portfolio was 5.95% for the six months ended June 30, 2015 compared to 6.85% for the six months ended June 30, 2014, driven by the increasing originated loan balances at current market rates, coupled with declining balances of higher-yielding purchased loans.

•
Banking related non-interest income totaled $16.1 million during the six months ended, June 30, 2015, an increase of $1.6 million from the six months ended, June 30, 2014. The increase was attributable to a $0.3 million increase in bank card fee activity, a $0.4 million favorable fair value adjustment on interest rate swaps related to fixed-rate term loans, a $0.5 million increase in the gain on sale of mortgages, and a $0.8 million increase in the value of the bank-owned life insurance asset.

•
Non-interest income for the six months ended June 30, 2015 totaled $2.3 million compared to $1.8 million for the same period in 2014, an increase of $0.5 million. The increase was due to $1.9 million of FDIC loss-sharing income, which was partially offset by a $1.4 million increase in FDIC indemnification asset amortization.

•
Net interest margin narrowed to 3.56% on a fully taxable equivalent basis during the six months ended June 30, 2015, from 3.89% during the six months ended June 30, 2014, due to the continued resolution of the higher-yielding acquired loan portfolio and higher levels of short-term investments that were driven by an increase in client repurchase agreements.

•
Our non-GAAP measure of operating expenses (which exclude OREO expenses, problem loan expense, the impact from the change in the warrant liability, data processing conversion-related expenses, and banking center closure expense accruals) totaled $73.8 million and decreased $1.7 million, or 2.3%, from the six months ended June 30, 2014.

•
Problem loan/OREO workout expenses totaled $1.5 million for the six months ended June 30, 2015, decreasing $3.3 million, or 68.6%, from the same period in 2014. The decrease was driven by a $2.0 million decline in OREO expenses and a $1.1 million increase in net gains on sales of OREO.

Strong capital position

•
Capital ratios are strong as capital position remains well in excess of federal bank regulatory thresholds. As of June 30, 2015, our consolidated tier 1 leverage ratio was 13.5% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 24.0%.

•
The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC indemnification asset, net, in excess of 4.0%, an approximate yield on new loan originations, and discounted at 5%, adds $0.99 per share to our tangible book value per share as of June 30, 2015.

•	Tangible common book value per share was $18.58 before consideration of the excess accretable yield value of $0.99 per share.

•
During the six months ended June 30, 2015, we repurchased 3.9 million shares, or 10.0% of outstanding shares, at a weighted average price of $18.55 per share. Since early 2013 and through August 6, 2015, we have repurchased 17.4 million shares, or 33.24% of outstanding shares, at an attractive weighted average price of $19.45 per share. Taking into account the expected completion of the self-tender offer (see note 19), we expect to have repurchased approximately 22.1 million shares, or approximately 42.13% of outstanding shares, at a weighted average price of approximately $19.88 per share.

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
General economic conditions continue to modestly improve in 2015, but continue to be somewhat dampened by the uncertainty about the strength of the recovery, both nationally and in our markets. Residential real estate values have largely recovered from their lows and commercial real estate property fundamentals continued to improve in our markets and nationally across all property types and classes. We consider this with guarded optimism. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.
Oil and gas prices declined significantly during 2014 and remained depressed through the second quarter of 2015. The full impact to the broad economy, to banks in general, and to us, is yet to be determined. Energy loans comprise 6.2% of our total loans and prolonged or further pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio. Suppressed energy prices may lead to an increase in consumer spending in the short term, but the decline could have unpredictable secondary impacts such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify.
Our total loan balances increased $166.1 million during the six months ended June 30, 2015, or 15.5% annualized, on the strength of $475.1 million of loan originations, partially offset by loan paydowns, particularly in our non-strategic portfolio. Our acquired loans generally have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. The tepid economic recovery and intense loan competition have kept interest rates low during the six months ended June 30, 2015, limiting the yields we have been able to obtain on originated loans. During the six months ended June 30, 2015, our weighted average yield on loan originations was 3.52% (fully taxable equivalent), which is significantly lower than our 2014 weighted average yield of our total loan portfolio of 6.60% (fully taxable equivalent). We expect downward pressure on the yields on our total loan portfolio to the extent that our originated loan portfolio does not provide sufficient yields to replace the high yields on the acquired loan portfolio as they pay down or pay off. Growth in our interest income will ultimately be dependent on our ability to generate sufficient volumes of high-quality originated loans.
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
Within our consolidated statements of financial condition, we specifically evaluate and manage the following:
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
Capital - We monitor our capital levels, including evaluating the effects of share repurchases and potential acquisitions, to ensure continued compliance with regulatory requirements and with the OCC Operating Agreement that we entered into in connection with our Bank Midwest acquisition, which is described under “Supervision and Regulation” in our 2014 Annual Report on Form 10-K. We review our tier 1 leverage capital ratios, our common equity tier 1 risk-based capital ratios, our tier 1 risk-based capital ratios and our total risk-based capital ratios on a regular basis.
Within our consolidated results of operations, we specifically evaluate the following:
Net interest income - Net interest income represents the amount by which interest income on interest earning assets exceeds interest expense incurred on interest bearing liabilities. We generate interest income through interest and dividends on loans, investment securities, securities purchased under agreements to resell and interest bearing bank deposits. Our acquired loans have generally produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield and, as a result, we have historically had downward pressure on our interest income. While there is still some downward pressure and volatility in our interest income due to the nature of our portfolio, solid loan originations are helping to stabilize interest income by offsetting the decrease in interest income from the higher yielding purchased loans with the interest income earned on new loan originations. We incur interest expense on our interest bearing deposits, repurchase agreements and on our FHLB advances, and we would also incur interest expense on any future borrowings, including any debt assumed in acquisitions. We strive to maximize our interest income by acquiring and originating loans and investing excess cash in interest earning assets. Furthermore, we seek to minimize our interest expense through low-cost funding sources, thereby maximizing our net interest income.

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
Non-interest income - Non-interest income consists of service charges, bank card fees, gains on sales of mortgages, gains on sales of investment securities, gains on previously charged-off acquired loans, OREO related write-ups and other income and other non-interest income. Also included in non-interest income is FDIC indemnification asset amortization and other FDIC loss sharing income (expense), which consists of reimbursement of costs related to the resolution of covered assets, and amortization of our clawback liability. For additional information, see “Application of Critical Accounting Policies-Valuation of Assets Acquired and Liabilities Assumed and Acquisition Accounting Application” and note 2 in our consolidated financial statements in our 2014 Annual Report on Form 10-K. Due to fluctuations in the amortization rates on the FDIC indemnification asset and the amortization of the clawback liability and due to varying levels of expenses and income related to the resolution of covered assets, the FDIC loss sharing income is not consistent on a period-to-period basis and, is expected to decline over time as covered assets are resolved and as the FDIC loss sharing agreements expire over the next eighteen months.
Non-interest expense - The primary components of our non-interest expense are salaries and benefits, occupancy and equipment, telecommunications and data processing and intangible asset amortization. Any expenses related to the resolution of problem assets are also included in non-interest expense. These expenses are dependent on individual resolution circumstances and, as a result, are not consistent from period-to-period. We seek to manage our non-interest expense in order to maximize efficiencies.
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
In evaluating the financial statement line items described above, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for the periods indicated:

	As of and for the three months ended			As of and for the six months ended
	June 30, 2015	December 31, 2014	June 30, 2014	June 30, 2015	June 30, 2014
Key Ratios(1)
Return on average assets	(0.11)%	0.19%	0.17%	0.00%	0.15%
Return on average tangible assets(2)	(0.04)%	0.26%	0.25%	0.06%	0.22%
Return on average equity	(0.72)%	1.12%	0.96%	(0.03)%	0.80%
Return on average tangible common equity(2)	(0.31)%	1.66%	1.46%	0.45%	1.28%
Interest-earning assets to interest-bearing liabilities (end of period)(3)	136.82%	137.36%	138.53%	136.82%	138.53%
Loans to deposits ratio (end of period)	62.15%	57.55%	54.25%	62.15%	54.25%
Average equity to average assets	15.24%	16.75%	18.14%	15.56%	18.24%
Non-interest bearing deposits to total deposits (end of period)	20.67%	19.45%	18.65%	20.67%	18.65%
Net interest margin(4)	3.48%	3.84%	3.81%	3.52%	3.87%
Net interest margin (fully taxable equivalent)(2)(4)	3.53%	3.87%	3.83%	3.56%	3.89%
Interest rate spread(5)	3.41%	3.75%	3.72%	3.44%	3.77%
Yield on earning assets(3)	3.81%	4.18%	4.14%	3.84%	4.19%
Yield on earning assets (fully taxable equivalent)(2)(3)	3.86%	4.21%	4.16%	3.88%	4.21%
Cost of interest bearing liabilities(3)	0.45%	0.46%	0.44%	0.44%	0.44%
Cost of deposits	0.37%	0.37%	0.37%	0.37%	0.37%
Non-interest expense to average assets	3.33%	2.72%	3.27%	3.18%	3.25%
Efficiency ratio (fully taxable equivalent)(2)(6)	92.66%	84.19%	85.97%	91.29%	86.64%
Dividend payout ratio	NM	83.33%	100.00%	NM	125.00%

Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.65%	0.50%	0.97%	0.65%	0.97%
Covered non-performing loans to total non-performing loans	7.56%	12.18%	10.24%	7.56%	10.24%
Non-performing assets to total assets	0.76%	0.85%	1.57%	0.76%	1.57%
Covered non-performing assets to total non-performing assets	40.00%	48.56%	42.95%	40.00%	42.95%
Allowance for loan losses to total loans	0.87%	0.81%	0.75%	0.87%	0.75%
Allowance for loan losses to total non-covered loans	0.94%	0.89%	0.85%	0.94%	0.85%
Allowance for loan losses to non-performing loans	134.25%	162.89%	76.59%	134.25%	76.59%
Net charge-offs to average loans	0.09%	0.04%	0.01%	0.06%	0.04%

(1)	Ratios are annualized.

(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation starting on page 49.

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

About Non-GAAP Financial Measures
Certain of the financial measures and ratios we present, including "operating expense," "tangible assets," "return on average tangible assets," "return on average tangible common equity," "tangible common book value," "tangible common book value per share," "tangible common equity," "tangible common equity to tangible assets," and "fully taxable equivalent" metrics are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on a fully taxable equivalent basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.
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
A reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures is as follows.

Reconciliation of Non-GAAP Financial Measures

	As of and for the three months ended
	June 30, 2015	December 31, 2014	June 30, 2014
Total shareholders’ equity	$718,266	$794,575	$863,933
Less: goodwill and intangible assets, net	(73,840)	(76,513)	(79,186)
Add: deferred tax liability related to goodwill	6,997	6,222	5,447
Tangible common equity (non-GAAP)	$651,423	$724,284	$790,194

Total assets	$4,777,850	$4,819,646	$4,880,186
Less: goodwill and intangible assets, net	(73,840)	(76,513)	(79,186)
Add: deferred tax liability related to goodwill	6,997	6,222	5,447
Tangible assets (non-GAAP)	$4,711,007	$4,749,355	$4,806,447

Tangible common equity to tangible assets calculations:
Total shareholders’ equity to total assets	15.03%	16.49%	17.70%
Less: impact of goodwill and intangible assets, net	(1.20)%	(1.24)%	(1.26)%
Tangible common equity to tangible assets (non-GAAP)	13.83%	15.25%	16.44%

Common book value per share calculations:
Total shareholders' equity	$718,266	$794,575	$863,933
Divided by: ending shares outstanding	35,053,339	38,884,953	42,637,687
Common book value per share	$20.49	$20.43	$20.26

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$651,423	$724,284	$790,194
Divided by: ending shares outstanding	35,053,339	38,884,953	42,637,687
Tangible common book value per share (non-GAAP)	$18.58	$18.63	$18.53

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$651,423	$724,284	$790,194
Less: accumulated other comprehensive income, net of tax	(4,444)	(5,839)	(5,076)
Tangible common book value, excluding accumulated other comprehensive income, net of tax	646,979	718,445	785,118
Divided by: ending shares outstanding	35,053,339	38,884,953	42,637,687
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$18.46	$18.48	$18.41

Return on Average Tangible Assets and Return on Average Tangible Equity
	As of and for the three months ended			As of and for the six months ended
	June 30, 2015	December 31, 2014	June 30, 2014	June 30, 2015	June 30, 2014
Net (loss) income	$(1,341)	$2,279	$2,129	$(95)	$3,560
Add: impact of core deposit intangible amortization expense, after tax	815	815	815	1,630	1,630
Net (loss) income adjusted for impact of core deposit intangible amortization expense, after tax	$(526)	$3,094	$2,944	$1,535	$5,190

Average assets	$4,868,820	$4,826,444	$4,881,646	$4,891,832	$4,895,655
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	67,651	71,080	74,542	68,317	75,209
Average tangible assets (non-GAAP)	$4,801,169	$4,755,364	$4,807,104	$4,823,515	$4,820,446

Average shareholders' equity	$742,126	$808,636	$885,427	$761,189	$892,913
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	67,651	71,080	74,542	68,317	75,209
Average tangible common equity (non-GAAP)	$674,475	$737,556	$810,885	$692,872	$817,704

Return on average assets	(0.11)%	0.19%	0.17%	0.00%	0.15%
Return on average tangible assets (non-GAAP)	(0.04)%	0.26%	0.25%	0.06%	0.22%
Return on average equity	(0.72)%	1.12%	0.96%	(0.03)%	0.80%
Return on average tangible common equity (non-GAAP)	(0.31)%	1.66%	1.46%	0.45%	1.28%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin
	As of and for the three months ended			As of and for the six months ended
	June 30, 2015	December 31, 2014	June 30, 2014	June 30, 2015	June 30, 2014
Interest income	$42,517	$46,280	$46,005	$85,604	$92,890
Add: impact of taxable equivalent adjustment	550	320	220	945	379
Interest income, fully taxable equivalent (non-GAAP)	$43,067	$46,600	$46,225	$86,549	$93,269

Net interest income	$38,855	$42,584	$42,423	$78,334	$85,770
Add: impact of taxable equivalent adjustment	550	320	220	945	379
Net interest income, fully taxable equivalent (non-GAAP)	$39,405	$42,904	$42,643	$79,279	$86,149

Average earning assets	$4,476,869	$4,395,091	$4,461,898	$4,493,289	$4,469,720
Yield on earning assets	3.81%	4.18%	4.14%	3.84%	4.19%
Yield on earning assets, fully taxable equivalent (non-GAAP)	3.86%	4.21%	4.16%	3.88%	4.21%
Net interest margin	3.48%	3.84%	3.81%	3.52%	3.87%
Net interest margin, fully taxable equivalent (non-GAAP)	3.53%	3.87%	3.83%	3.56%	3.89%

Adjusted Efficiency Ratio
	As of and for the three months ended			As of and for the six months ended
	June 30, 2015	December 31, 2014	June 30, 2014	June 30, 2015	June 30, 2014
Net interest income	$38,855	$42,584	$42,423	$78,334	$85,770
Add: impact of taxable equivalent adjustment	550	320	220	945	379
Net interest income, fully taxable equivalent (non-GAAP)	$39,405	$42,904	$42,643	$79,279	$86,149

Non-interest income	$2,747	$(5,117)	$2,161	$2,268	$1,807

Non-interest expense	$40,393	$33,149	$39,855	$77,117	$78,873
Less: core deposit intangible asset amortization	(1,336)	(1,336)	(1,336)	(2,672)	(2,672)
Non-interest expense, adjusted for core deposit intangible asset amortization	$39,057	$31,813	$38,519	$74,445	$76,201

Efficiency ratio	93.88%	84.91%	86.40%	92.36%	87.01%
Efficiency ratio, (fully taxable equivalent) (non-GAAP)	92.66%	84.19%	85.97%	91.29%	86.64%

Application of Critical Accounting Policies
We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the fair value determination of assets acquired and liabilities assumed in business combinations and the application of acquisition accounting, the accounting for acquired loans and the related FDIC indemnification asset and the determination of the ALL. These critical accounting policies and estimates are summarized in the sections captioned “Application of Critical Accounting Policies” in Management's Discussion and Analysis in our 2014 Annual Report on Form 10-K, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for the year ended December 31, 2014. There have been no significant changes to the application of critical accounting policies since December 31, 2014, with the exception of income taxes as disclosed in note 1 of the unaudited consolidated financial statements.
Financial Condition
Total assets remained relatively flat at $4.8 billion at both June 30, 2015 and December 31, 2014. During the six months ended June 30, 2015, the run-off from the investment securities portfolio and non-strategic loans was used to fund loan growth. Total loans were $2.3 billion at June 30, 2015, and grew $166.1 million, or 15.5% annualized, from December 31, 2014. We originated $475.1 million of loans during the six months ended June 30, 2015, which grew the balances in our strategic portfolio $211.4 million from December 31, 2014 to June 30, 2015, or an annualized rate of 21.7%. We reduced our non-strategic loan portfolio to $0.2 billion at June 30, 2015, a decrease of $45.3 million from December 31, 2014, or 45.3% annualized, which was a reflection of our successful workout progress on acquired problem loans (many of which were covered). Our FDIC indemnification asset decreased $15.9 million during the six months ended June 30, 2015, primarily as a result of amortization resulting from an increase in actual and expected cash flows on the underlying covered assets, leading to lower than expected reimbursements from the FDIC. Lower cost demand, savings, and money market ("transaction") deposits increased $85.8 million, or 3.6%, while time deposits decreased $89.5 million, or 6.6%, as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a long-term banking relationship.
Investment Securities
Available-for-sale
Total investment securities available-for-sale were $1.3 billion at June 30, 2015, compared to $1.5 billion at December 31, 2014, a decrease of $162.4 million, or 11.0%. During the six months ended June 30, 2015, maturities and pay downs of available-for-sale securities totaled $160.5 million. There were no purchases of available-for-sale securities during the six months ended June 30, 2015. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated:

	June 30, 2015				December 31, 2014
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$349,760	$357,833	27.17%	2.17%	$395,244	$404,215	27.33%	2.11%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	971,933	958,577	72.80%	1.75%	1,088,834	1,074,580	72.64%	1.75%
Other securities	419	419	0.03%	0.00%	419	419	0.03%	0.00%
Total investment securities available-for-sale	$1,322,112	$1,316,829	100.00%	1.86%	$1,484,497	$1,479,214	100.00%	1.85%
As of June 30, 2015 and December 31, 2014, generally the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.
At June 30, 2015 and December 31, 2014, adjustable rate securities comprised 7.5% and 7.4%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.1% and 2.2% per annum, at June 30, 2015 and December 31, 2014, respectively.
The estimated weighted average life of the available-for-sale MBS portfolio as of June 30, 2015 and December 31, 2014 was 3.7 years and 3.5 years, respectively, the increase of which is primarily due to an adjustment in expected mortgage prepayment speeds. This estimate is based on various assumptions, including repayment characteristics, and actual results may differ. At June 30, 2015 and December 31, 2014, the duration of the total available-for-sale investment portfolio was 3.5 years and 3.2 years, respectively.
The available-for-sale investment portfolio included $20.0 million and $21.8 million of gross unrealized losses at June 30, 2015 and December 31, 2014, respectively, which were partially offset by $14.8 million and $16.5 million of gross unrealized gains for the aforementioned periods. In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily impaired.
 Held-to-maturity
At June 30, 2015, we held $472.6 million of held-to-maturity investment securities, compared to $530.6 million at December 31, 2014, a decrease of $58.0 million, or 10.9%. During the six months ended June 30, 2015, we did not purchase any held-to-maturity securities. Held-to-maturity investment securities are summarized as follows as of the date indicated:

	June 30, 2015				December 31, 2014
	Amortized cost	Fair value	Percent of portfolio	Weighted average yield	Amortized cost	Fair value	Percent of portfolio	Weighted average yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$374,915	$380,055	79.33%	2.21%	$422,622	$428,323	79.65%	3.25%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	97,690	$96,464	20.67%	1.69%	107,968	106,314	20.35%	1.68%
Total investment securities held-to-maturity	$472,605	$476,519	100.00%	2.10%	$530,590	$534,637	100.00%	2.93%
The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.
The fair value of the held-to-maturity investment portfolio was $476.5 million and $534.6 million, at June 30, 2015 and December 31, 2014, respectively, and included $3.9 million and $4.0 million of net unrealized gains for the respective periods.
The estimated weighted average life of the held-to-maturity investment portfolio was 3.7 years as of June 30, 2015 and 3.4 years as of December 31, 2014. As of June 30, 2015, the duration of the total held-to-maturity investment portfolio was 3.5 years and the duration of the entire investment securities portfolio was 3.5 years. As of December 31, 2014, the duration of the total held-to-maturity investment portfolio was 3.2 years and the duration of the entire investment securities portfolio was 3.2 years.

Loans Overview
At June 30, 2015, our loan portfolio was comprised of new loans that we originated and loans that were acquired in connection with our four acquisitions to date. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transaction are covered by loss sharing agreements with the FDIC.
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
Consistent with differences in the accounting, the loan portfolio is presented in two categories: (i) ASC 310-30 loans and (ii) non 310-30 loans. The portfolio is further stratified based on (i) loans covered by FDIC loss sharing agreements, or “covered loans,” and (ii) loans that are not covered by FDIC loss sharing agreements, or “non-covered loans.” Additionally, inherent in the nature of acquiring problem banks, only certain of our acquired clients conform to our long-term business model of in-market, relationship-oriented banking clients. We have developed a management tool to evaluate the progress of working out the problem loans acquired in our acquisitions and the progress of organic loan growth, whereby we have designated loans as “strategic” or “non-strategic.” Strategic loans include all originated loans in addition to those acquired loans inside our operating markets that meet our credit risk profile. Identification as strategic for acquired loans was made at the time of acquisition. Criteria utilized in the designation of a loan as “strategic” include (a) geography, (b) total relationship with borrower and (c) credit metrics commensurate with our current underwriting standards. At June 30, 2015, strategic loans totaled $2.2 billion and had strong credit quality as represented by a non-accrual loans ratio of .58%. We believe this presentation of our loan portfolio provides a meaningful basis to understand the underlying drivers of changes in our loan portfolio balances.
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
Strategic loans comprised 93.3% of the total loan portfolio at June 30, 2015, compared to 90.7% at December 31, 2014. The table below shows the loan portfolio composition categorized between strategic and non-strategic at the respective dates:

	June 30, 2015			December 31, 2014
	Strategic	Non-strategic	Total	Strategic	Non-strategic	Total
Commercial	$893,604	$23,122	$916,726	$765,114	$30,282	$795,396
Agriculture	139,226	1,728	140,954	135,559	1,972	137,531
Owner-occupied commercial real estate	164,157	17,709	181,866	140,729	19,228	159,957
Commercial real estate	305,585	95,915	401,500	275,311	126,326	401,637
Residential real estate	637,758	16,571	654,329	610,583	22,117	632,700
Consumer	31,780	1,369	33,149	33,371	1,817	35,188
Total	$2,172,110	$156,414	$2,328,524	$1,960,667	$201,742	$2,162,409

Our loan portfolio totaled $2.3 billion at June 30, 2015 and increased $166.1 million from December 31, 2014. The 15.5% annualized increase in total loans was primarily driven by a $211.4 million increase in our strategic loan portfolio, partially offset by a $45.3 million decrease in our non-strategic loan portfolio. The increase in strategic loans of $211.4 million, or 21.7% annualized, at June 30, 2015 compared to December 31, 2014, was driven by strong loan originations. We have successfully continued to generate new relationships with individuals and small to mid-sized businesses. We have experienced particularly strong loan growth in our commercial portfolio, which at June 30, 2015, was comprised of energy-related loans of $144.2 million, public administration-related loans of $207.7 million, manufacturing-related loans of $85.1 million, finance and insurance related loans of $100.4 million, and a variety of smaller subcategories of commercial and industrial loans. Our enterprise-level dedicated special asset resolution team has had continued success working out non-strategic loans acquired in our FDIC-assisted transactions, which complimented the repayment of our performing non-strategic loans that do not conform to our business model of in-market relationship-oriented loans with credit metrics commensurate with our current underwriting standards.

Included in our commercial loans are energy-related loans that totaled $144.2 million at June 30, 2015, representing 6.2% of total loans and 3.3% of interest earning assets, and decreased from $161.8 million at December 31, 2014, as clients raised capital, increased cash positions and moderated borrowings in response to oil and natural gas prices that remain at cyclically low levels. Energy production (loans to companies engaged in exploration and production), energy midstream (loans to companies that engage in consolidation, storage, and transportation of oil and gas) and energy services (loans to companies that provide products and services to oil/gas companies), made up 46.5%, 31.8% and 21.7%, respectively, of the total energy related portfolio at June 30, 2015. We have an experienced energy banking team, which includes an in-house petroleum geologist and we have maintained a disciplined approach to energy lending that includes carefully selected clients based on strong balance sheets, low leverage and quality management, and we perform regular reviews. The average loan balance per relationship in the energy sector was $5.3 million at June 30, 2015, and the credit quality of these loans has deteriorated slightly since

December 31, 2014. Energy prices declined significantly during 2014 and prolonged or further pricing pressure could increase stress on our energy clients and ultimately the credit quality of this portfolio. However, the capital and liquidity of our energy clients, as well as the conservative loan structures, should protect us against significant credit loss.
New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. New loan originations of $475.1 million during the six months ended June 30, 2015, decreased $8.6 million, or 1.79%, from the same period of the prior year, however, the second quarter 2015 was a record quarter of originations at $271.4 million. The following table represents new loan originations for the last five quarters:

	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter
	2015	2015	2014	2014	2014
Commercial	$147,321	$129,120	$102,732	$110,083	$133,671
Agriculture	19,019	3,605	4,952	7,014	10,288
Owner-occupied commercial real estate	17,566	12,778	11,139	10,293	28,803
Commercial real estate	38,113	21,898	27,617	33,817	45,903
Residential real estate	44,699	33,042	31,680	35,404	44,539
Consumer	4,669	3,247	4,111	6,678	3,556
Total	$271,387	$203,690	$182,231	$203,289	$266,760

The tables below show the contractual maturities of our loans for the dates indicated:

	June 30, 2015
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$101,380	$507,647	$307,699	$916,726
Agriculture	32,491	63,328	45,135	140,954
Owner-occupied commercial real estate	15,936	78,850	87,080	181,866
Commercial real estate	81,239	233,099	87,162	401,500
Residential real estate	17,125	32,091	605,113	654,329
Consumer	11,098	15,647	6,404	33,149
Total loans	$259,269	$930,662	$1,138,593	$2,328,524
Covered	$100,151	$36,050	$30,948	$167,149
Non-covered	159,118	894,612	1,107,645	2,161,375
Total loans	$259,269	$930,662	$1,138,593	$2,328,524

	December 31, 2014
	Due within 1 Year	Due after 1 but within 5 Years	Due after 5 Years	Total
Commercial	$118,569	$502,622	$174,205	$795,396
Agriculture	36,769	49,032	51,730	137,531
Owner-occupied commercial real estate	19,048	65,963	74,946	159,957
Commercial real estate	93,040	222,984	85,613	401,637
Residential real estate	22,678	37,900	572,122	632,700
Consumer	12,899	16,115	6,174	35,188
Total loans	$303,003	$894,616	$964,790	$2,162,409
Covered	$112,202	$46,152	$35,343	$193,697
Non-covered	190,801	848,464	929,447	1,968,712
Total loans	$303,003	$894,616	$964,790	$2,162,409

The stated interest rate sensitivity (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated:

	June 30, 2015
	Fixed		Variable		Total
	Balance	Weighted average rate	Balance	Weighted average rate	Balance	Weighted average rate
Commercial(1)	$384,250	3.49%	$420,822	3.58%	$805,072	3.54%
Agriculture	49,360	4.70%	42,396	4.29%	91,756	4.51%
Owner-occupied commercial real estate	71,314	4.39%	69,343	3.99%	140,657	4.19%
Commercial real estate	136,701	4.48%	119,189	3.04%	255,890	3.81%
Residential real estate	351,568	3.47%	259,209	3.59%	610,777	3.52%
Consumer	14,364	5.06%	4,331	3.72%	18,695	4.74%
Total loans with > 1 year maturity	$1,007,557	3.76%	$915,290	3.58%	$1,922,847	3.68%
Covered	$802	3.62%	$12,300	2.77%	$13,102	2.83%
Non-covered	1,006,755	3.77%	902,990	3.59%	1,909,745	3.68%
Total loans with > 1 year maturity	$1,007,557	3.76%	$915,290	3.58%	$1,922,847	3.68%
(1) Included in commercial fixed rate loans are loans totaling $200.0 million that have been swapped to variables rates at current market pricing.

	December 31, 2014
	Fixed		Variable		Total
	Balance	Weighted average rate	Balance	Weighted average rate	Balance	Weighted average rate
Commercial(1)	$222,448	3.80%	$443,305	3.63%	$665,753	3.68%
Agriculture	45,721	4.83%	37,533	4.58%	83,254	4.72%
Owner-occupied commercial real estate	68,723	4.31%	44,482	4.10%	113,205	4.23%
Commercial real estate	118,724	4.59%	109,117	3.41%	227,841	4.02%
Residential real estate	341,833	3.48%	236,365	3.59%	578,198	3.53%
Consumer	13,828	5.32%	4,591	3.95%	18,419	4.97%
Total loans with > 1 year maturity	$811,277	3.91%	$875,393	3.66%	$1,686,670	3.78%
Covered	$814	3.47%	$13,873	2.87%	$14,687	2.91%
Non-covered	810,463	3.91%	861,520	3.67%	1,671,983	3.79%
Total loans with > 1 year maturity	$811,277	3.91%	$875,393	3.66%	$1,686,670	3.78%
(1) Included in commercial fixed rate loans are loans totaling $68.8 million that have been swapped to variables rates at current market pricing.
Accretable Yield
At June 30, 2015, the accretable yield balance was $103.4 million compared to $113.5 million at December 31, 2014. We re-measure the expected cash flows of all 27 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. During the six months ended June 30, 2015 and 2014, we reclassified a net $14.4 million and $17.7 million, respectively, from non-accretable difference to accretable yield, as a result of these remeasurements.
In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	June 30, 2015	December 31, 2014
Remaining accretable yield on loans accounted for under ASC 310-30	$103,430	$113,463
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	5,562	7,618
Total remaining accretable yield and fair value mark	$108,992	$121,081

Loss Share Coverage
We have two loss sharing agreements with the FDIC for the assets related to the Hillcrest Bank acquisition and a separate loss sharing agreement that covers certain assets related to the Community Banks of Colorado acquisition, whereby the FDIC will reimburse us for a portion of the losses and expenses incurred as a result of the resolution and disposition of the covered assets of these banks. The categories, and the respective loss thresholds and coverage amounts related to the Hillcrest Bank loss sharing agreement are as follows:

Commercial			Single family
Tranche	Loss Threshold	Loss-Coverage Percentage	Tranche	Loss Threshold	Loss-Coverage Percentage
1	Up to $295,592	60%	1	Up to $4,618	60%
2	$295,593-405,293	0%	2	$4,618-8,191	30%
3	>$405,293	80%	3	>$8,191	80%
The categories, and the respective loss thresholds and coverage amounts related to the Community Banks of Colorado loss sharing agreement are as follows:

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
As of June 30, 2015, we had incurred $200.5 million of estimated losses on our Hillcrest Bank covered assets since the beginning of the loss sharing agreement as measured by the FDIC's book value, substantially all of which was related to the commercial assets. The Hillcrest Bank loss sharing agreement covers losses incurred through the fourth quarter of 2015. As of June 30, 2015, there were 107 remaining covered assets totaling $73.7 million. Of these, there were 45 covered loans with carrying values of $21.4 million that were either past due or that have scheduled maturities after the end of the loss share term, and there were eight covered OREO assets with carrying values of $4.6 million. Per the loss-sharing agreements with the FDIC, we must continue to share gains and recoveries on covered assets for three years after the expiration of the loss-sharing periods. Within 45 days after the expiration of the loss-sharing agreements, the Company must pay the FDIC the clawback liability, which is included in Due to FDIC on the statements of financial condition. With regard to our Community Banks of Colorado loss sharing agreement, as of June 30, 2015, we had incurred approximately $134.8 million of estimated losses. The claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. The Community Banks of Colorado loss sharing agreement covers losses through the fourth quarter of 2016. We continue to discuss with the FDIC a potential early termination of the loss sharing agreements.
Asset Quality
All of the assets acquired in our acquisitions were marked to fair value at the date of acquisition, and the fair value adjustments to loans included a credit quality component. We utilize traditional credit quality metrics to evaluate the overall credit quality of our loan portfolio; however, our credit quality ratios are limited in their comparability to industry averages or to other financial institutions because:
1. Any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments; and
2. 40.0% of our non-performing assets (by dollar amount) at June 30, 2015 were covered by loss sharing agreements with the FDIC.
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
In the event of borrower default, we may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying or restructuring a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such restructured loans are considered “troubled debt restructurings” or "TDRs" in accordance with ASC 310-40 Troubled Debt Restructurings by Creditors. Under this guidance, modifications to loans that fall within the scope of ASC 310-30 are not considered troubled debt restructurings, regardless of otherwise meeting the definition of a troubled debt restructuring. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL and any subsequent declines in carrying value charged to impairments on OREO.
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
Our non-performing assets included $1.1 million and $1.3 million of covered loans and $13.4 million and $18.5 million of covered OREO at June 30, 2015 and December 31, 2014, respectively. In addition to being covered by loss sharing agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.
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
All loans accounted for under ASC 310-30 were classified as performing assets at June 30, 2015, as the carrying values of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented:

	June 30, 2015			December 31, 2014
	Non-covered	Covered	Total	Non-covered	Covered	Total
Non-accrual loans:
Commercial	$6,870	$109	$6,979	$110	$111	$221
Agriculture	30	—	30	130	—	130
Owner-occupied commercial real estate	352	—	352	385	—	385
Commercial real estate	49	—	49	222	—	222
Residential real estate	2,252	—	2,252	2,845	—	2,845
Consumer	29	—	29	37	—	37
Total non-accrual loans	9,582	109	9,691	3,729	111	3,840
Restructured loans on non-accrual	4,355	1,031	5,386	5,767	1,206	6,973
Total non-performing loans	13,937	1,140	15,077	9,496	1,317	10,813
OREO	6,971	13,395	20,366	10,653	18,467	29,120
Other repossessed assets	894	—	894	829	20	849
Total non-performing assets	$21,802	$14,535	$36,337	$20,978	$19,804	$40,782
Loans 90 days or more past due and still accruing interest	$21	$—	$21	$188	$75	$263
Accruing restructured loans(1)	$13,469	$1,743	$15,212	$9,489	$9,786	$19,275
Allowance for loan losses			$20,241			$17,613
Total non-performing loans to non-covered, covered and total loans, respectively	0.64%	0.68%	0.65%	0.48%	0.68%	0.50%
Loans 90 days or more past due and still accruing interest to non-covered, covered and total loans, respectively	0.00%	0.00%	0.00%	0.01%	0.04%	0.01%
Total non-performing assets to total assets			0.76%			0.85%
Allowance for loan losses to non-performing loans			134.25%			162.89%

(1)	Includes restructured loans less than 90 days past due and still accruing.
During the six months ended June 30, 2015, total non-performing loans increased $4.3 million. Non-covered non-performing loans increased $4.4 million from December 31, 2014 to June 30, 2015, due to two energy-related non 310-30 loans under the same relationship in the commercial segment, totaling $5.9 million at June 30, 2015, that were placed on non-accrual status. During the six months ended June 30, 2015, accruing TDRs decreased $4.1 million. The decrease was a result of an improvement of restructured loans in compliance with their modified terms, partially offset with the restructure of a $6.8 million relationship in the commercial segment.
The $20.4 million of OREO at June 30, 2015 excludes $6.5 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO. During the six months ended June 30, 2015, $0.9 million of OREO was foreclosed on or otherwise repossessed and $11.0 million of OREO was sold. The OREO sales resulted in $1.1 million and $1.0 million of net non-covered and net covered gains, respectively, that are subject to reimbursement to the FDIC at the applicable loss-share coverage percentage. OREO write-downs of $0.8 million were recorded during the six months ended June 30, 2015, of which $0.5 million, or 65.5%, were covered by FDIC loss sharing agreements.
Past Due Loans
Past due status is monitored as an indicator of credit deterioration. Covered and non-covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are generally considered to be performing as is further described above under “Non-Performing Assets.” The table below shows the past due status of loans accounted for under ASC 310-30 and loans not accounted for under ASC 310-30, based on contractual terms of the loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	ASC 310-30 loans	Non ASC 310-30 loans	Total loans	ASC 310-30 loans	Non ASC 310-30 loans	Total loans
Loans 30-89 days past due and still accruing interest	$2,206	$2,795	$5,001	$7,016	$1,142	$8,158
Loans 90 days past due and still accruing interest	24,854	21	24,875	33,834	263	34,097
Non-accrual loans	—	9,691	9,691	—	3,840	3,840
Restructured loans on non-accrual	—	5,386	5,386	—	6,973	6,973
Total past due and non-accrual loans	$27,060	$17,893	$44,953	$40,850	$12,218	$53,068
Total past due covered loans	$24,279	$1,139	$25,418	$35,707	$1,392	$37,099
Total 90 days past due and still accruing interest and non-accrual loans to 310-30 loans, non 310-30 loans and total loans, respectively	10.30%	0.72%	1.72%	12.10%	0.59%	2.08%
Total non-accrual loans to 310-30 loans, non 310-30 loans and total loans, respectively	0.00%	0.72%	0.65%	0.00%	0.57%	0.50%
% of total past due and non-accrual loans that carry fair value adjustments	100.00%	17.72%	67.25%	100.00%	34.66%	84.96%
% of total past due and non-accrual loans that are covered by FDIC loss sharing agreements	89.72%	6.37%	56.54%	87.41%	11.39%	69.91%
Loans 30-89 days past due and still accruing interest decreased by $3.2 million from December 31, 2014 to June 30, 2015, and loans 90 days or more past due and still accruing interest decreased $9.2 million at June 30, 2015 compared to December 31, 2014, primarily due to a loan payoff during the period, for a collective decrease in total past due loans of $12.4 million. Non-accrual loans (excluding restructured loans on non-accrual) increased $5.9 million from December 31, 2014 to June 30, 2015. The increase in non-accrual loans was due to two non-covered loans under the same relationship added to non-accrual status totaling $5.9 million. Restructured loans on non-accrual decreased $1.6 million from December 31, 2014 to June 30, 2015.
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
Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses and, for loans covered by loss sharing agreements with the FDIC, a related adjustment to the FDIC indemnification asset for the portion of the loss that is covered by the loss sharing agreements. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the six months ended June 30, 2015 and 2014, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.
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
Multi-family
Owner-occupied
Non-owner occupied
Appropriate ALL levels are determined by segment and class utilizing risk ratings, loss history, peer loss history and qualitative adjustments. The qualitative adjustments consider the following risk factors:

•	economic/external conditions;

•	loan administration, loan structure and procedures;

•	risk tolerance/experience;

•	loan growth;

•	trends;

•	concentrations; and

•	other
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
Non 310-30 ALL
During the three and six months ended June 30, 2015, we recorded $1.9 million and $3.3 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth. Net charge-offs for non ASC 310-30 loans during the three and six months ended June 30, 2015 totaled $476 thousand and $669 thousand, respectively, and were primarily from the consumer and commercial real estate loan segments. At June 30, 2015, there were six impaired loans that carried specific reserves totaling $0.9 million compared to five impaired loans that carried specific reserves totaling $0.3 million at December 31, 2014.
During the three and six months ended June 30, 2014, we recorded $1.8 million and $3.6 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth. During the three and six months ended June 30, 2014, net charge-offs totaled $24 thousand and $340 thousand, respectively, and were primarily from the commercial and consumer loan segments, partially offset by net recoveries from the residential real estate segment. At June 30, 2014, there were 11 impaired loans that carried specific reserves totaling $0.7 million compared to eight impaired loans that carried specific reserves totaling $0.9 million at December 31, 2013.
310-30 ALL
During the three and six months ended June 30, 2015, several loan pools accounted for under ASC 310-30 had combined impairments of $19 thousand and $180 thousand, respectively, as a result of decreases in expected cash flows. The remaining pools had net previous valuation allowances of $11 thousand and $122 thousand, during the three and six months ended June 30, 2015, respectively, that were reversed as a result of an increase in expected cash flows. The result of this activity resulted in net provision of $8 thousand and $58 thousand during the three and six months ended June 30, 2015, respectively.
During the three and six months ended June 30, 2014, several loans pools accounted for under ASC 310-30 had previous valuation allowances of $223 thousand and $312 thousand, respectively, that were reversed as a result of an increase in expected cash flows. The remaining loan pools combined had net impairments of $133 thousand and $168 thousand during the three and six months ended June 30, 2014, respectively, as a result of decreases in expected cash flows. This activity resulted in net provision reversals of $90 thousand and $144 thousand during the three and six months ended June 30, 2014, respectively.
After considering the above mentioned factors, we believe that the ALL of $20.2 million and $17.6 million was adequate to cover probable losses inherent in the loan portfolio at June 30, 2015 and December 31, 2014, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the three months ended June 30, 2015 and 2014:

	June 30, 2015			June 30, 2014
	ASC 310-30 Loans	Non 310-30 Loans	Total	ASC 310-30 Loans	Non 310-30 Loans	Total
Beginning allowance for loan losses	$771	$18,102	$18,873	$1,224	$12,748	$13,972
Charge-offs:
Commercial	—	(1)	(1)	—	(26)	(26)
Agriculture	—	—	—	—	—	—
Commercial real estate	—	(220)	(220)	—	—	—
Residential real estate	—	(95)	(95)	—	(49)	(49)
Consumer	(14)	(357)	(371)	(36)	(184)	(220)
Total charge-offs	(14)	(673)	(687)	(36)	(259)	(295)
Recoveries	—	197	197	—	235	235
Net charge-offs	(14)	(476)	(490)	(36)	(24)	(60)
Provision (recoupment) for loan loss	8	1,850	1,858	(90)	1,750	1,660
Ending allowance for loan losses	$765	$19,476	$20,241	$1,098	$14,474	$15,572

Ratio of annualized net charge-offs to average total loans during the period, respectively	0.02%	0.10%	0.09%	0.04%	0.01%	0.01%
Average total loans outstanding during the period	$243,694	$1,980,296	$2,223,990	$387,817	$1,629,773	$2,017,590

The following schedule presents, by class stratification, the changes in the ALL during the six months ended June 30, 2015 and 2014:

	June 30, 2015			June 30, 2014
	ASC 310-30 loans	Non 310-30 loans	Total	ASC 310-30 loans	Non 310-30 loans	Total
Beginning allowance for loan losses	$721	$16,892	$17,613	$1,280	$11,241	$12,521
Charge-offs:
Commercial	—	(4)	(4)	(2)	(412)	(414)
Agriculture	—	(47)	(47)	—	—	—
Commercial real estate	—	(222)	(222)	—	—	—
Residential real estate	—	(177)	(177)	—	(69)	(69)
Consumer	(14)	(565)	(579)	(36)	(355)	(391)
Total charge-offs	(14)	(1,015)	(1,029)	(38)	(836)	(874)
Recoveries	—	346	346	—	496	496
Net charge-offs	(14)	(669)	(683)	(38)	(340)	(378)
Provision (recoupment) for loan loss	58	3,253	3,311	(144)	3,573	3,429
Ending allowance for loan losses	$765	$19,476	$20,241	$1,098	$14,474	$15,572
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.01%	0.07%	0.06%	0.02%	0.04%	0.04%
Ratio of allowance for loan losses to total loans outstanding at period end, respectively	0.32%	0.93%	0.87%	0.31%	0.84%	0.75%
Ratio of allowance for loan losses to total non-covered loans outstanding at period end, respectively	0.75%	0.95%	0.94%	0.77%	0.86%	0.85%
Ratio of allowance for loan losses to total non-performing loans at period end, respectively	0.00%	129.18%	134.25%	0.00%	71.19%	76.59%
Ratio of allowance for loan losses to total non-performing, non-covered loans at period end, respectively	0.00%	139.74%	145.23%	0.00%	79.31%	85.32%
Total loans	$241,295	$2,087,229	$2,328,524	$358,277	$1,729,554	$2,087,831
Average total loans outstanding during the period	$255,070	$1,947,746	$2,202,816	$405,975	$1,554,472	$1,960,447
Total non-covered loans	$102,045	$2,059,330	$2,161,375	$141,718	$1,683,256	$1,824,974
Total non-performing loans	$—	$15,077	$15,077	$—	$20,332	$20,332
Total non-performing, covered loans	$—	$1,140	$1,140	$—	$2,081	$2,081

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	June 30, 2015
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$916,726	39.4%	$10,044	49.7%
Agriculture	140,954	6.1%	1,305	6.4%
Commercial real estate	583,366	25.0%	3,830	18.9%
Residential real estate	654,329	28.1%	4,649	23.0%
Consumer and overdrafts	33,149	1.4%	413	2.0%
Total	$2,328,524	100.0%	$20,241	100.0%
	December 31, 2014
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$795,396	36.8%	$8,598	48.8%
Agriculture	137,531	6.4%	1,009	5.7%
Commercial real estate	561,594	26.0%	3,819	21.7%
Residential real estate	632,700	29.2%	3,771	21.4%
Consumer and overdrafts	35,188	1.6%	416	2.4%
Total	$2,162,409	100.0%	$17,613	100.0%
The ALL allocated to commercial loans increased to 49.7% at June 30, 2015 from 48.8% at December 31, 2014, largely due to provisions of $1.4 million added during the period for loan growth in the non 310-30 portfolio.
FDIC Indemnification Asset and Clawback Liability
At June 30, 2015, the FDIC indemnification asset was $23.2 million, compared to $39.1 million at December 31, 2014. In the three and six months ended June 30, 2015, we recognized $7.3 million and $15.0 million, respectively, of amortization on the FDIC indemnification asset as the performance of our covered assets improved. The amortization resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is primarily reflected in the increased accretable yield on loans accounted for under ASC 310-30, as most of the FDIC covered assets are accounted for under this guidance. The carrying value of the FDIC indemnification asset was increased by $2.5 million during the six months ended June 30, 2015 as a result of FDIC loss share submissions. During the six months ended June 30, 2015, we paid a net $2.5 million to the FDIC for the aforementioned submissions. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.
During the three and six months ended June 30, 2014, we recognized $6.0 million and $13.6 million, respectively, of amortization related to the FDIC indemnification asset as a result of improved performance of our covered assets. We also increased the carrying value of the FDIC indemnification asset by $987 thousand as a result of FDIC loss share submissions during the six months ended June 30, 2014. During the six months ended June 30, 2014, we remitted $987 thousand to the FDIC for the aforementioned submissions.
The purchase and assumption agreements include a "clawback" provision. Within 45 days of the end of each of the loss sharing agreements with the FDIC, we may be required to reimburse the FDIC in the event that our losses on covered assets do not reach the second tranche in each related loss sharing agreement, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At June 30, 2015 and December 31, 2014, this clawback liability was carried at $38.2 million and $36.3 million, respectively, and is included in Due to FDIC in our unaudited consolidated statements of financial condition.

Other Assets
Significant components of other assets were as follows as of the periods indicated:

	June 30, 2015	December 31, 2014
Deferred tax asset	$49,475	$45,506
Accrued income taxes receivable	5,631	5,743
Bank-owned life insurance	45,038	44,242
Minority interest in participated other real estate owned	6,450	8,082
Accrued interest on loans	7,023	7,199
Accrued interest on interest bearing bank deposits and investment securities	3,785	4,266
Other miscellaneous assets	13,553	9,782
Total other assets	$130,955	$124,820
Other assets totaled $131.0 million and $124.8 million at June 30, 2015 and December 31, 2014, respectively, and increased $6.1 million, or 4.9%, during the six months ended June 30, 2015. The deferred tax assets increased $4.0 million during the six months ended June 30, 2015, which was primarily attributable to the reversal of the deferred tax liability related to the FDIC indemnification asset, offset by the write-off of $1.7 million deferred tax assets on certain stock-based compensation awards granted to former executives which expired in the quarter. Other miscellaneous assets increased $3.8 million, or 38.6%, from December 31, 2014 to June 30, 2015, primarily due to an increase in derivative assets, further discussed in note 15 of our unaudited consolidated financial statements.
Other Liabilities
Significant components of other liabilities were as follows as of the dates indicated:

	June 30, 2015	December 31, 2014
Accrued expenses	$11,195	$15,192
Accrued interest payable	3,650	3,608
Warrant liability	3,446	3,328
Accrued contract termination expenses	4,349	4,110
Pending loan purchase settlement	—	10,038
Other miscellaneous liabilities	8,946	7,044
Total other liabilities	$31,586	$43,320
Other liabilities totaled $31.6 million and $43.3 million at June 30, 2015 and December 31, 2014, respectively, and decreased $11.7 million, or 27.1%, during the six months ended June 30, 2015. Pending loan purchase settlements decreased $10.0 million from December 31, 2014 to June 30, 2015, due to settlements of loans purchased during 2014 that settled during the first quarter of 2015. Other miscellaneous liabilities increased $1.9 million, or 27.0%, during the six months ended June 30, 2015, primarily due to an increase in derivative liabilities, further discussed in note 15 of our unaudited consolidated financial statements.
We have outstanding warrants to purchase 830,750 shares of our common stock, which are classified as a liability and included in other liabilities in our unaudited consolidated statements of financial condition. We revalue the warrants at the end of each reporting period using a Black-Scholes model and any change in fair value is reported in the unaudited statements of operations as “loss (gain) from change in fair value of warrant liability” in non-interest expense in the period in which the change occurred. The warrant liability increased $0.1 million during the six months ended June 30, 2015 to $3.4 million. The value of the warrant liability, and the expense that results from an increase to this liability, is correlated to our stock price. Accordingly, an increase in our stock price generally results in an increase in the warrant liability and the associated expense and vice versa. More information on the accounting and measurement of the warrant liability can be found in note 12 of our unaudited consolidated financial statements in this quarterly report or in notes 2 and 17 in our audited consolidated financial statements in our 2014 Annual Report on Form 10-K.

Deposits
Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Non-interest bearing demand deposits	$777,727	20.7%	$732,580	19.5%
Interest bearing demand deposits	389,270	10.3%	386,121	10.3%
Savings accounts	329,377	8.8%	255,246	6.8%
Money market accounts	998,576	26.5%	1,035,190	27.4%
Total transaction deposits	2,494,950	66.3%	2,409,137	64.0%
Time deposits < $100,000	802,672	21.3%	859,910	22.8%
Time deposits > $100,000	464,867	12.4%	497,141	13.2%
Total time deposits	1,267,539	33.7%	1,357,051	36.0%
Total deposits	$3,762,489	100.0%	$3,766,188	100.0%
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of June 30, 2015:

June 30, 2015
Three months or less	$83,278
Over 3 months through 6 months	96,419
Over 6 months through 12 months	123,088
Thereafter	162,082
Total time deposits > $100,000	$464,867
During the six months ended June 30, 2015, our total deposits decreased $3.7 million, or 0.1%. Non-interest bearing demand deposits increased to $777.7 million at June 30, 2015, an annualized increase of 12.4% from December 31, 2014, while time deposits decreased $89.5 million, or 6.6% from December 31, 2014. As a result, the mix of transaction deposits to total deposits improved to 66.3% at June 30, 2015, from 64.0% at December 31, 2014 as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a long-term banking relationship. At both June 30, 2015 and December 31, 2014, we had $0.9 billion of time deposits that were scheduled to mature within 12 months. Of the $0.9 billion in time deposits scheduled to mature within 12 months at June 30, 2015, $0.3 billion were in denominations of $100,000 or more, and $0.6 billion were in denominations less than $100,000.
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
Overview of Results of Operations
We recorded a net loss of $1.3 million and $0.1 million, or $(0.04) and $0.00 per diluted share, during the three and six months ended June 30, 2015, respectively, compared to net income of $2.1 million and $3.6 million, or $0.05 and $0.08 per diluted share, during the three and six months ended June 30, 2014, respectively. Net interest income totaled $38.9 million and $78.3 million during the three and six months ended June 30, 2015, respectively, and decreased $3.6 million and $7.4 million, or 8.4% and 8.7%, from the three and six months ended June 30, 2014, respectively. The decrease in interest income was largely attributable to lower levels of higher-yielding purchased loans. Average interest earning assets remained relatively stable at $4.5 million during the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, as increases in the originated loan portfolio and cash offset a reduction in the investment portfolio and non-strategic purchased loans. The continued resolution of the higher-yielding acquired non-strategic loan portfolio led to a 30 basis point and 33 basis point narrowing of the net interest margin to 3.53% and 3.56% (fully taxable equivalent) for the three and six months ended June 30, 2015 from the three and six months ended June 30, 2014.
Provision for loan loss expense was $1.9 million and $3.3 million during the three and six months ended June 30, 2015, respectively, compared to $1.7 million and $3.4 million during the three and six months ended June 30, 2014, respectively. The increase in provision year-over-year was primarily due to loan growth during the six months ended June 30, 2015.
Non-interest income was $2.7 million and $2.3 million during the three and six months ended June 30, 2015, respectively, compared to $2.2 million and $1.8 million during the three and six months ended June 30, 2014, respectively. The $0.6 million, or 27.1%, and $0.5 million, or 25.5%, increases during the three and six months ended June 30, 2015, respectively, compared to the prior periods were largely related to fluctuations in FDIC loss sharing income and the amortization of the FDIC indemnification asset.
Non-interest expense totaled $40.4 million and $77.1 million during the three and six months ended June 30, 2015, respectively, compared to $39.9 million and $78.9 million during the three and six months ended June 30, 2014, respectively, an increase of $0.5 million, or 1.3%, from the three months ended June 30, 2014; and a decrease of $1.8 million, or 2.2%, from the six months ended June 30, 2014. Operating expenses decreased $0.5 million and $1.7 million, or 1.3% and 2.3%, during the three and six months ended June 30, 2015, respectively, as a result of continued focus on operational efficiencies. OREO and problem loan expenses declined $1.4 million and $3.3 million during the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, primarily due to lower levels of OREO and problem loans. Banking center closure related expenses were $1.1 million during the three and six months ended June 30, 2015, due to fair value impairment charges on banking centers that we intend to sell.
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

The following tables present the components of net interest income for the periods indicated. The tables include: (i) the average daily balances of interest earning assets and interest bearing liabilities; (ii) the average daily balances of non-interest earning assets and non-interest bearing liabilities; (iii) the total amount of interest income earned on interest earning assets; (iv) the total amount of interest expense incurred on interest bearing liabilities; (v) the resultant average yields and rates; (vi) net interest spread; and (vii) net interest margin, which represents the difference between interest income and interest expense, expressed as a percentage of interest earning assets. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale. Non-accrual and restructured loan balances are included in the average loan balances; however, the forgone interest on non-accrual and restructured loans is not included in the dollar amounts of interest earned. All amounts presented are on a pre-tax basis, except as noted.

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended June 30, 2015 and 2014:

	For the three months ended June 30, 2015			For the three months ended June 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
ASC 310-30 loans	$243,694	$11,772	19.32%	$387,817	$15,378	15.86%
Non 310-30 loans (1)(2)(3)(4)	1,987,015	20,944	4.23%	1,632,234	17,896	4.40%
Investment securities available-for-sale	1,367,746	6,338	1.85%	1,702,665	8,274	1.94%
Investment securities held-to-maturity	491,155	3,426	2.79%	604,827	4,332	2.86%
Other securities	27,049	317	4.69%	23,214	270	4.65%
Interest earning deposits and securities purchased under agreements to resell	360,209	270	0.30%	111,141	75	0.27%
Total interest earning assets(4)	$4,476,868	$43,067	3.86%	$4,461,898	$46,225	4.16%
Cash and due from banks	56,400			58,054
Other assets	354,758			376,477
Allowance for loan losses	(19,207)			(14,783)
Total assets	$4,868,819			$4,881,646
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,723,429	$1,102	0.26%	$1,722,111	$1,099	0.26%
Time deposits	1,294,908	2,349	0.73%	1,435,155	2,457	0.69%
Securities sold under agreements to repurchase	239,059	45	0.08%	83,514	26	0.12%
Federal Home Loan Bank advances	40,000	166	1.66%	—	—	0.00%
Total interest bearing liabilities	$3,297,396	$3,662	0.45%	$3,240,780	$3,582	0.44%
Demand deposits	758,288			691,851
Other liabilities	71,009			63,588
Total liabilities	4,126,693			3,996,219
Stockholders’ equity	742,126			885,427
Total liabilities and stockholders’ equity	$4,868,819			$4,881,646
Net interest income		$39,405			$42,643
Interest rate spread			3.41%			3.72%
Net interest earning assets	$1,179,472			$1,221,118
Net interest margin(4)			3.53%			3.83%
Ratio of average interest earning assets to average interest bearing liabilities	135.77%			137.68%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Includes originated loans with average balances of $1.8 billion and $1.3 billion, interest income of $16.8 million and $13.5 million, and yields of 3.76% and 4.02% for the three months ended June 30, 2015 and 2014, respectively.

(3)
Non 310-30 loans include loans held-for-sale. Average balances during the three months ended June 30, 2015 and 2014 were $6.7 million and $2.5 million, and interest income was $154 thousand and $57 thousand for the same periods, respectively.

(4)
Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $550 thousand and $220 thousand for the three months ended June 30, 2015 and 2014, respectively.

Net interest income on a fully taxable equivalent basis totaled $39.4 million for the three months ended June 30, 2015 and decreased $3.2 million from $42.6 million during the same period in 2014, largely due to lower levels of higher-yielding purchased loans. The average interest earning assets remained relatively flat from the same period last year, as decreases in non-strategic loans and investments were more than offset by increases in strategic loans. The net interest margin narrowing of 30 basis points was driven by a decrease in the yield on interest earning assets to 3.86% during the three months ended June 30, 2015 from 4.16% during the three months ended June 30, 2014, primarily driven by a decrease in the average balances of higher yielding ASC 310-30 loans.
Average loans comprised $2.2 billion, or 49.8%, of total average interest earning assets during the three months ended June 30, 2015, compared to $2.0 billion, or 45.3%, of total average interest earning assets during the three months ended June 30, 2014.

The increase in average loan balances is reflective of our loan originations outpacing the exit of the acquired non-strategic loans. The yield on the ASC 310-30 loan portfolio was 19.32% during the three months ended June 30, 2015, compared to 15.86% during the same period the prior year. This increase was attributable to the effects of the favorable transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining lives of these loans.
Average investment securities comprised 41.5% of total interest earning assets during the three months ended June 30, 2015 compared to 51.7% during the three months ended June 30, 2014. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as we have utilized the runoff of the investment portfolio to fund loan originations. Short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, increased to 8.0% of interest earning assets compared to 2.5% during the prior period, primarily due to increased cash from client repurchase agreements on deposit.
Average balances of interest bearing liabilities increased $56.6 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, driven by a $155.5 million increase in securities sold under agreements to repurchase and a $40.0 million increase in FHLB advances, partially offset by a $140.2 million decline in average time deposits. During the three months ended June 30, 2015, total interest expense related to interest bearing liabilities was $3.7 million compared to $3.6 million during the three months ended June 30, 2014, or an average cost of 0.45% and 0.44% during the respective periods. The average cost of interest bearing liabilities increased due to the higher-priced time deposits in the period.

The table below presents the components of net interest income on a fully taxable equivalent basis for the six months ended June 30, 2015 and 2014:

	For the six months ended June 30, 2015			For the six months ended June 30, 2014
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
ASC 310-30 loans	$255,070	$24,466	19.18%	$405,975	$32,278	15.90%
Non 310-30 loans (1)(2)(3)(4)	1,952,585	40,626	4.20%	1,556,872	34,402	4.46%
Investment securities available-for-sale	1,408,474	13,235	1.88%	1,740,989	16,921	1.94%
Investment securities held-to-maturity	505,077	7,101	2.81%	617,777	8,853	2.87%
Other securities	27,075	644	4.76%	27,412	659	4.81%
Interest earning deposits and securities purchased under agreements to resell	345,008	477	0.28%	120,695	156	0.26%
Total interest earning assets(4)	$4,493,289	$86,549	3.88%	$4,469,720	$93,269	4.21%
Cash and due from banks	57,079			58,493
Other assets	360,347			381,407
Allowance for loan losses	(18,883)			(13,965)
Total assets	$4,891,832			$4,895,655
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,720,734	$2,173	0.25%	$1,719,389	$2,156	0.25%
Time deposits	1,317,278	4,677	0.72%	1,449,557	4,906	0.68%
Securities sold under agreements to repurchase	233,353	90	0.08%	88,948	58	0.13%
Federal Home Loan Bank advances	$40,000	$330	1.66%	$—	$—	0.00%
Total interest bearing liabilities	$3,311,365	$7,270	0.44%	$3,257,894	$7,120	0.44%
Demand deposits	745,828			679,498
Other liabilities	73,450			65,350
Total liabilities	4,130,643			4,002,742
Shareholders’ equity	761,189			892,913
Total liabilities and shareholders’ equity	$4,891,832			$4,895,655
Net interest income		$79,279			$86,149
Interest rate spread			3.44%			3.77%
Net interest earning assets	$1,181,924			$1,211,826
Net interest margin(4)			3.56%			3.89%
Ratio of average interest earning assets to average interest bearing liabilities	135.69%			137.20%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Includes originated loans with average balances of $1.7 billion and $1.3 billion, interest income of $33.0 million and $25.6 million, and yields of 3.82% and 4.08% for the six months ended June 30, 2015 and 2014, respectively.

(3)
Non 310-30 loans include loans held-for-sale. Average balances during the six months ended June 30, 2015 and 2014 were $4.8 million and $2.4 million, and interest income was $231 thousand and $102 thousand for the same periods, respectively.

(4)
Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $945 thousand and $379 thousand for the six months ended June 30, 2015 and 2014, respectively.

On a fully taxable equivalent basis, net interest income totaled $79.3 million and $86.1 million for the six months ended June 30, 2015 and 2014, respectively, and decreased $6.9 million, or 8.0%, largely due to lower levels of higher-yielding purchased loans. Average interest earning assets remained relatively stable totaling $4.5 billion at both June 30, 2015 and June 30, 2014, as increases in the originated loan portfolio and cash offset a reduction in the investment portfolio and non-strategic purchased loans. The continued resolution of the higher-yielding acquired non-strategic loan portfolio led to a 33 basis point narrowing of the net interest margin to 3.56% at June 30, 2015 from 3.89% at June 30, 2014 (fully taxable equivalent). The elevated level of lower-yielding short-term investments that resulted from the increased client repurchase agreements negatively impacted the net interest margin by 12 basis points for the six months ended June 30, 2015.
Average loans comprised $2.2 billion, or 49.1%, of total average interest earning assets during the six months ended June 30, 2015, compared to $2.0 billion, or 43.9%, of total average interest earning assets, during the six months ended June 30, 2014. The continued resolution of the acquired non-strategic loan portfolio was more than offset by strong organic growth in the strategic loan portfolio. The yield on the ASC 310-30 loan portfolio was 19.18% during the six months ended June 30, 2015, compared to 15.90% during the same period of the prior year. This increase in yield was attributable to the effects of the favorable transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loans.
Average investment securities comprised 42.6% of total interest earning assets during the six months ended June 30, 2015, compared to 52.8% during the six months ended June 30, 2014. The decreases in the investment portfolio were a result of scheduled paydowns and reflect the re-mixing of the interest-earning assets as we have utilized the runoff of the investment portfolio to fund loan originations. Short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, increased to 7.7% of interest earning assets compared to 2.7% during the prior period, primarily due to increased cash from client repurchase agreements on deposit.
Average balances of interest bearing liabilities during the six months ended June 30, 2015 increased $53.5 million compared to the six months ended June 30, 2014, driven by a $144.4 million increase in securities sold under agreements to repurchase and an increase of $40.0 million in FHLB advances, partially offset by a $132.3 million decrease in average time deposits. During the six months ended June 30, 2015, total interest expense related to interest bearing liabilities was $7.3 million, an increase of $150 thousand, or 2.1%, compared to $7.1 million during the six months ended June 30, 2014. We have increased our average transaction deposits (defined as total deposits less time deposits) and client repurchase agreements as a percentage of average total deposits and client repurchase agreements to 67.2% during the six months ended June 30, 2015 from 63.2% during the six months ended June 30, 2014, primarily due to the increase of $144.4 million in securities sold under agreements to repurchase and a $66.3 million increase in average demand deposits. The mix of transaction deposits to total deposits improved to 66.3% at June 30, 2015, from 63.0% at June 30, 2014. The average cost of interest bearing liabilities remained flat at 0.44% during the six months ended June 30, 2015 and June 30, 2014. Additionally, the cost of total deposits was consistent at 0.37% during the six months ended June 30, 2015 and June 30, 2014.
The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

	Three months ended June 30, 2015			Six months ended June 30, 2015
	compared to			compared to
	Three months ended June 30, 2014			Six months ended June 30, 2014
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(6,962)	$3,356	$(3,606)	$(14,475)	$6,663	$(7,812)
Non 310-30 loans(1)(2)(3)	3,740	(692)	3,048	8,233	(2,009)	6,224
Investment securities available-for-sale	(1,552)	(384)	(1,936)	(3,125)	(561)	(3,686)
Investment securities held-to-maturity	(793)	(113)	(906)	(1,584)	(168)	(1,752)
Other securities	45	2	47	(8)	(7)	(15)
Interest earning deposits and securities purchased under agreements to resell	187	8	195	310	11	321
Total interest income	$(5,335)	$2,177	$(3,158)	$(10,649)	$3,929	$(6,720)
Interest expense:
Interest bearing demand, savings and money market deposits	$1	$2	$3	$2	$15	$17
Time deposits	(254)	146	(108)	(470)	241	(229)
Securities sold under agreements to repurchase	29	(10)	19	56	(24)	32
Federal Home Loan Bank advances	166	—	166	330	—	330
Total interest expense	(58)	138	80	(82)	232	150
Net change in net interest income	$(5,277)	$2,039	$(3,238)	$(10,567)	$3,697	$(6,870)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.

(2)
Non 310-30 loans include loans held-for-sale. Average balances during the three months ended June 30, 2015 and 2014 were $6.7 million and $2.5 million, and interest income was $154 thousand and $57 thousand for the same periods, respectively. Average balances during the six months ended June 30, 2015 and 2014 were $4.8 million and $2.4 million, and interest income was $231 thousand and $102 thousand for the same periods, respectively.

(3)
Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $550 thousand and $220 thousand for three months ended June 30, 2015 and 2014, respectively, and $945 thousand and $379 thousand for the six months ended June 30, 2015 and 2014, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended
	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
Non-interest bearing demand	$758,288	0.00%	$733,230	0.00%	$728,345	0.00%	$715,198	0.00%	$691,851	0.00%
Interest bearing demand	391,523	0.07%	386,665	0.08%	372,085	0.08%	375,761	0.08%	389,187	0.08%
Money market accounts	1,008,229	0.32%	1,049,936	0.33%	1,055,280	0.32%	1,062,060	0.32%	1,078,682	0.32%
Savings accounts	323,677	0.27%	281,409	0.22%	250,129	0.22%	251,871	0.23%	254,242	0.24%
Time deposits	1,294,908	0.73%	1,339,897	0.70%	1,375,779	0.70%	1,412,916	0.69%	1,435,155	0.69%
Total average deposits	$3,776,625	0.37%	$3,791,137	0.36%	$3,781,618	0.37%	$3,817,806	0.37%	$3,849,117	0.37%
Provision for Loan Losses
The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $5.6 million on purchased non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.
Losses incurred on covered loans are reimbursable at the applicable loss share percentages in accordance with the loss sharing agreements with the FDIC. Accordingly, any provisions (recoupments) made that relate to covered loans are partially offset by a corresponding increase (decrease) to the FDIC indemnification asset and FDIC loss sharing income in non-interest income. Below is a summary of the provision for loan losses for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Provision for (recoupment of) impairment on loans accounted for under ASC 310-30	$8	$(90)	$58	$(144)
Provision for loan losses	1,850	1,750	3,253	3,573
Total provision for loan losses	$1,858	$1,660	$3,311	$3,429
Provision for loan loss expense was $1.9 million and $3.3 million during the three and six months ended June 30, 2015, respectively, and was relatively flat compared to $1.7 million and $3.4 million during the three and six months ended June 30, 2014, respectively. Annualized net charge-offs on non 310-30 loans remained low at 0.10% and 0.07% for the three and six months ended June 30, 2015, respectively.
Through the re-measurement, we recorded $8 thousand and $58 thousand of provision for loan losses for loans accounted for under ASC 310-30 during the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2014, we recouped $90 thousand and $144 thousand, respectively, of provision for loan losses for loans accounted for under ASC 310-30. The net provision on loans accounted for under ASC 310-30 reflects $11 thousand and $122 thousand in recoupments during the three and six months ended June 30, 2015, respectively, across two loan segments. These provision recoupments, when coupled with decreased expected future cash flows, primarily in our agriculture segment, resulted in the net provision for the three and six months ended June 30, 2015. The decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed.

Non-Interest Income
The table below details the components of non-interest income during the three and six months ended June 30, 2015 and 2014, respectively:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
FDIC indemnification asset amortization	$(7,283)	$(5,959)	$(14,953)	$(13,567)
FDIC loss sharing income (expense)	1,138	(649)	328	(1,606)
Service charges	3,697	3,870	7,024	7,410
Bank card fees	2,699	2,559	5,249	4,933
Gain on sale of mortgages, net	546	202	946	410
Bank-owned life insurance income	402	—	796	—
Other non-interest income	1,321	896	2,093	1,721
Gain on previously charged-off acquired loans	39	232	97	528
OREO related write-ups and other income	188	1,010	688	1,978
Total non-interest income	$2,747	$2,161	$2,268	$1,807
Non-interest income for the three and six months ended June 30, 2015 was $2.7 million and $2.3 million, respectively, compared to $2.2 million and $1.8 million during the three and six months ended June 30, 2014, respectively. The aforementioned activity resulted in an increase of $0.6 million, or 27.1%, and $0.5 million, or 25.5%, for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. The FDIC indemnification asset amortization totaled $7.3 million and $15.0 million during the three and six months ended June 30, 2015, respectively, a decrease of $1.3 million and $1.4 million, or 22.2% and 10.2%, compared to $6.0 million and $13.6 million during the three and six months ended June 30, 2014, respectively. The non-cash FDIC indemnification asset amortization resulted from improved performance of the covered assets that resulted in lower expected reimbursements from the FDIC. Most of the FDIC covered assets are accounted for in the ASC 310-30 loan pools and the benefit of the increased client cash flows is primarily captured in the corresponding increased accretion rates on ASC 310-30 loans.
FDIC loss sharing income (expense) represents the income (expense) recognized in connection with the actual reimbursement of costs/recoveries related to the resolution of covered assets by the FDIC. FDIC loss sharing income (expense) activity during the three and six months ended June 30, 2015 and 2014, respectively, was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Clawback liability amortization	$(380)	$(336)	$(748)	$(664)
Clawback liability remeasurement	(2)	(538)	(1,109)	(1,054)
Reimbursement to FDIC for gain on sale of and income from covered OREO	(314)	(782)	(986)	(1,700)
Reimbursement to FDIC for recoveries	(10)	(33)	(18)	(118)
FDIC reimbursement of covered asset resolution costs	1,844	1,040	3,189	1,930
FDIC loss sharing income (expense)	$1,138	$(649)	$328	$(1,606)
FDIC loss sharing income (expense) contributed to an increase of $1.8 million and $1.9 million to total non-interest income for the three and six months ended June 30, 2015, respectively, from the three and six months ended June 30, 2014. Other FDIC loss sharing income (expense) during the three and six months ended June 30, 2015, was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $1.8 million and $3.2 million, respectively, offset with a net expense of $0.4 million and $1.9 million related to the clawback liability amortization and remeasurement during the three and six months ended June 30, 2015, respectively. Reimbursement to the FDIC for gains on sales of and income from covered OREO added expense of $0.3 million and $1.0 million to FDIC loss sharing income (expense) for the three and six months ended June 30, 2015, respectively. The activity in the FDIC loss sharing income line fluctuates based on specific loan and OREO workout circumstances and may not be consistent from period to period.
Banking-related non-interest income (excludes FDIC-related non-interest income, gain on previously charged-off acquired loans and OREO related income) totaled $8.7 million and $16.1 million during the three and six months ended June 30, 2015, respectively, and increased 15.1% and 11.3%, from the three and six months ended June 30, 2014, respectively. Service charges, which represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts, decreased $0.2 million and $0.4 million, or 4.5% and 5.2%, during the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014. The decrease was largely due to declines in NSF charges.
Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. Bank card fees totaled $2.7 million and $5.2 million during the three and six months ended June 30, 2015, respectively, and $2.6 million and $4.9 million during the three and six months ended June 30, 2014, respectively.
During 2014 we purchased bank-owned life insurance, which is included in other assets in the unaudited consolidated statements of financial condition. Income related to bank-owned life insurance for the three and six months ended June 30, 2015 contributed $0.4 million and $0.8 million, respectively, to non-interest income.
Gain on previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor banks prior to takeover by the FDIC. During the three and six months ended June 30, 2015, these gains were $39 thousand and $97 thousand, respectively, compared to $232 thousand and $528 thousand during the same periods in the prior year.
OREO related write-ups and other income include rental income and insurance proceeds received on OREO properties and write-ups to the fair-value of collateral that exceed the loan balance at the time of foreclosure. During the three and six months ended June 30, 2015, these gains totaled $0.2 million and $0.7 million, respectively.
Non-Interest Expense
The table below details non-interest expense for the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Salaries and benefits	$21,156	$20,428	$41,233	$41,202
Occupancy and equipment	6,069	6,209	12,158	12,683
Telecommunications and data processing	2,578	2,982	5,640	6,130
Marketing and business development	1,252	1,762	2,261	2,785
FDIC deposit insurance	1,032	1,035	2,073	2,080
ATM/debit card expenses	789	762	1,546	1,513
Professional fees	962	688	2,082	1,326
Other non-interest expense	2,493	2,749	4,735	5,158
Other real estate owned (income) expenses	406	1,402	(12)	3,035
Problem loan expenses	723	1,082	1,522	1,767
Intangible asset amortization	1,336	1,336	2,672	2,672
Loss (gain) from change in fair value of warrant liability	508	(580)	118	(1,478)
Banking center closure related expenses	1,089	—	1,089	—
Total non-interest expense	$40,393	$39,855	$77,117	$78,873
Non-interest expense totaled $40.4 million and $77.1 million for the three and six months ended June 30, 2015, respectively, compared to $39.9 million and $78.9 million for the three and six months ended June 30, 2014. Operating expenses, which exclude OREO expenses, problem loan expense, the impact from the change in the warrant liability, data processing conversion-related expenses, and banking center closure expense accruals decreased $0.5 million, or 1.3%, and $1.7 million, or 2.3%, from the three and six months ended June 30, 2014, respectively, as we continue to focus on operational efficiencies. Salaries and benefits, our largest component of non-interest expense, increased $0.7 million from the three months ended June 30, 2014 to the three months ended June 30, 2015, but remained relatively flat from the six months ended June 30, 2014 to the six months ended June 30, 2015, totaling $41.2 million in both periods.
Occupancy and equipment expense totaled $6.1 million and $12.2 million for the three and six months ended June 30, 2015, respectively, a decrease of $0.1 million and $0.5 million over the three and six months ended June 30, 2014, respectively. The year-over-year decrease was primarily due to a decrease in depreciation expense.

Professional fees totaled $1.0 million and $2.1 million, for the three and six months ended June 30, 2015, respectively, and have increased 39.8% and 57.0% from the three and six months June 30, 2014, respectively. The increase was primarily due to conversion related expenses and compliance-related projects initiated during three and six months ended June 30, 2015.
Significant components of our non-interest expense are problem loan expenses and OREO related expenses. We incur these expenses in connection with the resolution process of our acquired problem loan portfolios. During the three and six months ended June 30, 2015, we incurred $1.1 million and $1.5 million, respectively, of OREO and problem loan expenses. Collectively, these other real estate owned and problem loan expenses decreased $1.4 million and $3.3 million, or 54.5% and 68.6%, from the three and six months ended June 30, 2014, respectively. Of the $0.7 million and $1.5 million of problem loan expense during the three and six months ended June 30, 2015, respectively, $0.5 million and $1.1 million were covered by loss sharing agreements with the FDIC. The $0.4 million OREO related expense during the three months ended June 30, 2015 were primarily all covered by loss sharing agreements with the FDIC. Other real estate owned expenses during the six months ended June 30, 2015 resulted in net income of $12 thousand, primarily due to gains on sales of other real estate owned. Included in the $12 thousand OREO related income was $0.8 million in net loss covered by loss sharing agreements with the FDIC.
During the second quarter of 2015, we approved plans to consolidate three banking centers located in the greater Kansas City market into nearby banking centers, effective September 30, 2015. Included in the three and six months ended June 30, 2015 operating results are $1.1 million of expenses due to fair market value adjustments on banking centers classified as held-for-sale as of June 30, 2015.
Income taxes
Income tax expense totaled $0.7 million for the three months ended June 30, 2015, compared to $0.9 million for the three months ended June 30, 2014. These amounts equate to effective tax rates of 106.6% and 30.6% for the respective periods. Income tax expense for the six months ended June 30, 2015 and 2014 totaled $0.3 million and $1.7 million, respectively, equating to effective tax rates of 154.6% and 32.5% for the respective periods.
The quarterly tax rates recorded during 2015 differ from the federal statutory rate primarily due to interest income from tax-exempt lending, tax-exempt bank-owned life insurance income, non-taxable warrant liability fair value adjustment and the relationship of each of these items to our pre-tax income (loss). Furthermore, we recorded a $1.7 million tax expense related to the write-off of deferred tax assets on certain stock-based compensation awards granted to former executives which expired in the second quarter 2015.
Certain stock-based compensation awards have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share prices of the Company's stock that is required for vesting range from $25.00 to $34.00 per share. The strike prices for options range from $18.09 to $20.54, with a large portion of the awards having strike prices of $20.00. These stock-based compensation awards may expire unexercised or may be exercised at an intrinsic value that is less than the fair value recorded at the time of grant, and therefore, the related tax benefits may not be realizable in future periods. In this case, upon the expiration or exercise (or forfeiture in the case of the restricted stock with market-based vesting criteria) of these awards, any related remaining deferred tax asset would be written off through a charge to income tax expense. During the second quarter of 2015, certain awards granted to former executives expired resulting in a $1.7 million charge to income tax expense. As of June 30, 2015, we had $11.8 million of deferred tax assets related to stock-based compensation, $9.8 million of which is associated with executive officers still employed by the Company.
Additional information regarding income taxes can be found in note 20 of our audited consolidated financial statements in our 2014 Annual Report on Form 10-K.

Liquidity and Capital Resources
Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, securities purchased under agreements to resell, and unencumbered investment securities, and is detailed in the table below as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Cash and due from banks	$57,880	$61,461
Due from bank	174,481	185,463
Interest bearing bank deposits	10,080	10,055
Securities purchased under agreements to resell	50,000	—
Unencumbered investment securities, at fair value	1,356,361	1,651,395
Total	$1,648,802	$1,908,374
Total on-balance sheet liquidity decreased $259.6 million from December 31, 2014 to June 30, 2015. The decrease was largely due to a reduction of $295.0 million in unencumbered available-for-sale and held-to-maturity securities balances, partially offset by a $50.0 million increase in securities purchased under agreements to resell from December 31, 2014 to June 30, 2015.
Our primary sources of funds are deposits, securities sold under agreements to repurchase, prepayments and maturities of loans and investment securities, the sale of investment securities, reimbursement of covered asset losses from the FDIC and the funds provided from operations. We are also a party to a master repurchase agreement with a large financial institution and we anticipate that, through this agreement, we would have access to a significant amount of liquidity. Additionally, we anticipate having access to other third party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12 month period.
Our primary uses of funds are loan originations, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses and share repurchases. For additional information regarding our operating, investing, and financing cash flows, see our unaudited consolidated statements of cash flows.
Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At June 30, 2015, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.8 billion at June 30, 2015, inclusive of pre-tax net unrealized losses of $5.3 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $3.9 million of net unrealized gains at June 30, 2015. The gross unrealized gains and losses are detailed in note 3 of our unaudited consolidated interim financial statements for the six months ended June 30, 2015. As of June 30, 2015, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.
At present, financing activities primarily consist of changes in repurchase agreements and deposits, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of June 30, 2015, $0.9 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.
We are a member of the FHLB of Des Moines and currently hold $7.4 million of FHLB stock meeting the requirements of our membership agreement. Through this relationship, we have pledged qualifying loans and, as of June 30, 2015, have borrowed $40.0 million from FHLB Des Moines and can obtain additional liquidity through further FHLB advances.
The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at June 30, 2015, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital see note 9 in our unaudited consolidated financial statements.
The Bank is subject to specific dividend restrictions pursuant to the Operating Agreement with the OCC, which are further discussed in our most recent Annual Report on Form 10-K under "Supervision and Regulation." At June 30, 2015, the holding company sources of funds were comprised of cash and cash equivalents on hand, which totaled $96.3 million. In June 2015, NBH Bank, N.A. received approval from the OCC under the OCC Operating Agreement to permanently reduce the bank’s capital by $36.0 million. As a result, the bank paid $36.0 million cash to the Company in July 2015. The holding company may seek to borrow funds and raise capital in the future, the success and terms of which will be subject to market conditions and other factors.
The Board of Directors has authorized multiple programs to repurchase shares of the Company's common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. During the six months ended June 30, 2015, we repurchased 3.9 million shares of our common stock at a weighted average price of $18.55, and all such shares are held as treasury shares.
On July 6, 2015 the Company announced an offer to purchase for cash up to $100.0 million of shares of its issued and outstanding Class A common stock at a price not less than $19.60 and not more than $22.50 per share, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in the offer. The tender offer expired on July 31, 2015. The Company expects to accept the purchase of approximately 4,651,162 shares at a price of $21.50, for a total price of $100.0 million, excluding fees and expenses. Immediately following the settlement of the tender offer, the Company expects to have approximately 30,404,200 shares of Class A common stock outstanding, excluding 1,037,564 shares of Class A common stock issued but not yet vested. We believe that our repurchases could serve to offset any future share issuances for future acquisitions.
On August 5, 2015, our Board of Directors declared a quarterly dividend of $0.05 per common share, payable on September 15, 2015 to shareholders of record at the close of business on August 28, 2015.
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
Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at June 30, 2015. During the six months ended June 30, 2015, we increased our asset sensitivity as a result of an increase in cash due to the increase in non-maturity deposits and an increase in variable rate assets. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2015 and December 31, 2014:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	June 30, 2015	December 31, 2014
200	5.35%	4.72%
100	3.40%	2.94%
-50	-1.69%	-0.88%

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
As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have grown $85.8 million in the past six months, and totaled 66.3% of total deposits at June 30, 2015 compared to 64.0% at December 31, 2014. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.
Off-Balance Sheet Activities
In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of June 30, 2015 and December 31, 2014, we had loan commitments totaling $463.2 million and $485.5 million, respectively, and standby letters of credit that totaled $9.4 million and $10.0 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2015. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our repurchases of our common stock during the three months ended June 30, 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2015(1)	65,624	$18.48	65,624	$41,903,672
April 1 - April 30, 2015(2)	5,619	18.92	—	41,903,672
May 1 - May 31, 2015(1)	1,509,983	19.22	1,509,983	12,943,004
May 1 - May 31, 2015(2)	13,143	18.58	—	12,943,004
May 1 - May 31, 2015(3)	9,737	19.65	—	12,943,004
June 1 - June 30, 2015(1)	231,900	19.25	231,900	8,481,339
June 1 - June 30, 2015(3)	121,124	21.07		8,481,339
Total	1,957,130	$19.31	1,807,507	$8,481,339
1 On February 11, 2015, the Company announced that the Board of Directors authorized the repurchase of up to an additional $50 million of our stock.
2 In addition to shares purchased under the share purchase plan announced in February, 18,762 shares were surrendered to the Company, to satisfy tax withholdings in the connection with the vestings of restricted stock issued to employees and the Board of Directors.
3 Similarly, 130,861 shares were surrendered to the Company to satisfy exercise price and tax withholdings in connection with the exercise of options granted to employees and the Board of Directors.

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
Date: August 7, 2015