Form 10-Q
period 2015-09-30
National Bank Holdings Corp
filed 2015-11-09
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer.” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	◻
Non-accelerated filer	◻ (do not check if a smaller reporting company)	Smaller Reporting Company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 9, 2015, the registrant had outstanding 30,327,598  shares of Class A voting common stock, each with $0.01 par value per share, excluding 1,007,432 shares of restricted Class A common stock issued but not yet vested.

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$58,859	$61,461
Due from banks	84,204	185,463
Interest bearing bank deposits	10,093	10,055
Cash and cash equivalents	153,156	256,979
Securities purchased under agreements to resell	50,000	—
Investment securities available-for-sale (at fair value)	1,244,267	1,479,214
Investment securities held-to-maturity (fair value of $450,148 and $534,637 at September 30, 2015 and December 31, 2014, respectively)	445,069	530,590
Non-marketable securities	27,049	27,045
Loans (including covered loans of $155,056 and $193,697 at September 30, 2015 and December 31, 2014, respectively)	2,523,128	2,162,409
Allowance for loan losses	(23,827)	(17,613)
Loans, net	2,499,301	2,144,796
Loans held for sale	11,246	5,146
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, net	18,155	39,082
Other real estate owned	19,034	29,120
Premises and equipment, net	104,452	106,341
Goodwill	59,630	59,630
Intangible assets, net	13,799	16,883
Other assets	142,891	124,820
Total assets	$4,788,049	$4,819,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$820,269	$732,580
Interest bearing demand deposits	408,341	386,121
Savings and money market	1,390,054	1,290,436
Time deposits	1,255,973	1,357,051
Total deposits	3,874,637	3,766,188
Securities sold under agreements to repurchase	169,488	133,552
Federal Home Loan Bank advances	40,000	40,000
Due to FDIC	38,712	42,011
Other liabilities	44,019	43,320
Total liabilities	4,166,856	4,025,071
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 52,380,124 and 52,223,460 shares issued; 30,318,684 and 38,884,953 shares outstanding at September 30, 2015 and December 31, 2014, respectively	513	512
Additional paid in capital	995,440	993,212
Retained earnings	36,778	40,528
Treasury stock of 21,104,160 and 12,383,109 shares at September 30, 2015 and December 31, 2014, respectively, at cost	(420,274)	(245,516)
Accumulated other comprehensive income, net of tax	8,736	5,839
Total shareholders’ equity	621,193	794,575
Total liabilities and shareholders’ equity	$4,788,049	$4,819,646

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$32,650	$33,403	$96,797	$99,704
Interest and dividends on investment securities	9,144	11,749	29,480	37,523
Dividends on non-marketable securities	319	245	963	904
Interest on interest-bearing bank deposits	198	95	675	251
Total interest and dividend income	42,311	45,492	127,915	138,382
Interest expense:
Interest on deposits	3,424	3,563	10,274	10,625
Interest on borrowings	205	34	625	92
Total interest expense	3,629	3,597	10,899	10,717
Net interest income before provision for loan losses	38,682	41,895	117,016	127,665
Provision for loan losses	3,710	1,515	7,021	4,944
Net interest income after provision for loan losses	34,972	40,380	109,995	122,721
Non-interest income:
FDIC indemnification asset amortization	(5,798)	(6,252)	(20,751)	(19,819)
FDIC loss sharing income (expense)	(3)	(943)	325	(2,549)
Service charges	3,953	4,148	10,977	11,558
Bank card fees	2,808	2,615	8,057	7,548
Gain on sales of mortgages, net	628	264	1,574	674
Bank-owned life insurance income	421	—	1,217	—
Other non-interest income	475	836	2,568	2,557
Bargain purchase gain	1,048	—	1,048	—
Gain on previously charged-off acquired loans	46	147	143	675
OREO related write-ups and other income	183	799	871	2,777
Total non-interest income	3,761	1,614	6,029	3,421
Non-interest expense:
Salaries and benefits	20,454	21,058	61,687	62,260
Occupancy and equipment	6,098	6,155	18,256	18,838
Telecommunications and data processing	2,933	2,848	8,573	8,978
Marketing and business development	1,016	757	3,277	3,542
FDIC deposit insurance	1,031	1,029	3,104	3,109
ATM/debit card expenses	924	799	2,470	2,312
Professional fees	924	854	3,006	2,180
Other non-interest expense	2,831	2,540	7,566	7,698
Other real estate owned expenses	468	594	456	3,629
Problem loan expenses	1,115	1,267	2,637	3,034
Intangible asset amortization	1,359	1,336	4,031	4,008
Gain from the change in fair value of warrant liability	(476)	(1,256)	(358)	(2,734)
Banking center closure related expenses	—	—	1,089	—
Total non-interest expense	38,677	37,981	115,794	116,854
Income before income taxes	56	4,013	230	9,288
Income tax (benefit) expense	(1,580)	676	(1,311)	2,391
Net income	$1,636	$3,337	$1,541	$6,897
Income per share—basic	$0.05	$0.08	$0.04	$0.16
Income per share—diluted	$0.05	$0.08	$0.04	$0.16
Weighted average number of common shares outstanding:
Basic	32,681,181	41,837,485	35,605,180	43,403,791
Diluted	32,762,516	41,841,685	35,605,701	43,423,273

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$1,636	$3,337	$1,541	$6,897
Other comprehensive income, net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($2,981) and $1,480 for the three months ended September 30, 2015 and 2014, respectively; and net of tax expense of ($2,981) and ($6,824) for the nine months ended, September 30, 2015 and 2014, respectively	4,848	(2,407)	4,848	11,099
Less: amortization of net unrealized holding gains to income, net of tax benefit of $342 and $475 for the three months ended September 30, 2015 and 2014, respectively; and net of tax benefit of $1,120 and $1,505 for the nine months ended September 30, 2015 and 2014, respectively	(556)	(774)	(1,951)	(2,447)
Other comprehensive income (loss)	4,292	(3,181)	2,897	8,652
Comprehensive income	$5,928	$156	$4,438	$15,549

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine months Ended September 30, 2015 and 2014

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2013	$512	$990,216	$39,966	$(126,146)	$(6,756)	$897,792
Net income	—	—	6,897	—	—	6,897
Stock-based compensation	—	2,750	—	—	—	2,750
Issuance of stock under equity compensation plan, including tax benefit of $4	—	(368)	—	—	—	(368)
Change in corporate tax benefit related to stock-based compensation	—	(11)	—	—	—	(11)
Repurchase of 5,085,458 shares	—	—	—	(100,084)	—	(100,084)
Dividends paid ($.15 per share)	—	—	(6,666)	—	—	(6,666)
Other comprehensive income	—	—	—	—	8,652	8,652
Balance, September 30, 2014	$512	$992,587	$40,197	$(226,230)	$1,896	$808,962
Balance, December 31, 2014	$512	$993,212	$40,528	$(245,516)	$5,839	$794,575
Net income	—	—	1,541	—	—	1,541
Stock-based compensation	—	2,514	—	—	—	2,514
Issuance of stock under purchase and equity compensation plans, including tax benefit of $8	1	(286)	—	290	—	5
Repurchase of 8,645,836 shares	—	—	—	(175,048)	—	(175,048)
Dividends paid ($.15 per share)	—	—	(5,291)	—	—	(5,291)
Other comprehensive income	—	—	—	—	2,897	2,897
Balance, September 30, 2015	$513	$995,440	$36,778	$(420,274)	$8,736	$621,193

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,541	$6,897
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	7,021	4,944
Depreciation and amortization	11,613	12,144
Current income tax receivable	(2,216)	20,364
Deferred income tax asset	(6,585)	(18,445)
Discount accretion, net of premium amortization on securities	3,229	3,828
Loan accretion	(38,073)	(48,978)
Net gain on sale of mortgage loans	(1,574)	(674)
Origination of loans held for sale, net of repayments	(78,760)	(29,622)
Proceeds from sales of loans held for sale	74,234	30,106
Bank-owned life insurance income	(1,217)	—
Amortization of indemnification asset	20,751	19,819
Gain on the sale of other real estate owned, net	(2,342)	(2,686)
Impairment on other real estate owned	799	1,789
Impairment on fixed assets related to banking center closures	1,089	—
Loss (gain) on sale of fixed assets	6	(123)
Bargain purchase gain	(1,048)	—
Stock-based compensation	2,514	2,750
Decrease in due to FDIC, net	(3,299)	(6,762)
Increase in other assets	(2,109)	(740)
(Decrease) increase in other liabilities	(799)	19,525
Net cash (used in) provided by operating activities	(15,225)	14,136
Cash flows from investing activities:
Proceeds from redemption of FHLB stock	493	633
(Purchases of) proceeds from FRB stock	(238)	9,390
Proceeds from maturities of investment securities held-to-maturity	81,877	80,052
Proceeds from maturities of investment securities available-for-sale	242,159	246,422
Proceeds from sales of investment securities available-for-sale	29,748	—
Increase in securities purchased under agreements to resell	(50,000)	—
Net increase in loans	(272,019)	(274,575)
Purchase of premises and equipment, net	(3,623)	(894)
Purchase of bank-owned life insurance	—	(40,000)
Proceeds from sales of loans	11,702	3,607
Proceeds from sales of other real estate owned	14,260	27,656
Increase in FDIC indemnification asset	176	215
Net cash activity from acquisition	22,832	—
Net cash provided by investing activities	77,367	52,506
Cash flows from financing activities:
Net decrease in deposits	(21,694)	(40,851)
Increase in repurchase agreements	35,936	10,399
Issuance of stock under purchase and equity compensation plans	(148)	(383)
Proceeds from exercise of stock options	160	—
Excess tax benefit on stock-based compensation	8	4
Payment of dividends	(5,179)	(6,528)
Repurchase of shares	(175,048)	(100,084)
Net cash used in financing activities	(165,965)	(137,443)
Decrease in cash and cash equivalents	(103,823)	(70,801)
Cash and cash equivalents at beginning of the year	256,979	189,460
Cash and cash equivalents at end of period	$153,156	$118,659
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$9,913	$10,168
Net tax payments	$7,467	$489
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$1,143	$2,519
FDIC submissions transferred to (other liabilities) other assets	$(2,644)	$181
Loans purchased but not settled	$—	$29,906

See accompanying notes to the unaudited consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

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

GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of the FDIC indemnification asset and clawback liability, the valuation of other real estate owned (“OREO”), the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the evaluation of investment securities for other-than-temporary impairment (“OTTI”), the valuation of stock-based compensation, the fair values of financial instruments, the allowance for loan losses (“ALL”), and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from these estimates.

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

Income taxes - For the three and nine months ended September 30, 2015, the Company has utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes-Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to (1) the levels of tax-exempt income in relation to pre-tax income, (2) the impact of the warrant liability which is non-taxable and (3) the impact and variability of FDIC Indemnification amortization on our pre-tax income.

The income tax rate for the three and nine months ended September 30, 2015 was (2,821.4)% and (570.0)%, respectively, based on application of the discrete approach. The quarterly tax rate differs from the federal statutory rate primarily due to interest income from tax-exempt lending, tax-exempt bank-owned life insurance income, non-taxable warrant liability fair value adjustment and the relationship of each of these items to pre-tax income. The three and nine month tax rates for 2015 are lower than prior period tax rates primarily because of the lower levels of pre-tax income in relation to the larger amounts of non-taxable income. Increased amounts from tax-exempt lending, bank-owned life insurance income, the change in the fair value of the warrant liability, and the bargain

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

purchase gain for financial reporting purposes together exceeded the amount of pre-tax income and generated the tax benefit for the three and nine months ended September 30, 2015.

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

Simplifying the Accounting for Measurement-Period Adjustments - In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This update amends ASC Topic 805-10 and clarifies that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments in this ASU will become effective for the Company for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted this ASU on September 30, 2015 with no material impact to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

Note 3 Acquisition Activities

On August 1, 2015, the Company completed the acquisition of Pine River Bank Corporation (“Pine River”) for $9.5 million cash. The Company determined that this acquisition constitutes a business combination as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturities and risk instruments. The estimation of expected future cash flows, market conditions and other future events and actual results could differ materially. The determination of the initial fair values of fixed assets, loans, and OREO involve a high degree of judgment and complexity. The Company has made the determination of fair value using the best information available at the time; however, the assumptions used are subject to change and if changed, could have a material effect on the Company's financial position and results of operations.

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Pine River acquisition:

Assets:
Cash and due from banks	$32,314
Investment securities available-for-sale (at fair value)	31,866
Non-marketable securities	259
Loans, net	64,279
Other real estate owned	1,488
Premises and equipment, net	3,164
Core deposit intangible asset	948
Other assets	7,749
Total assets acquired	$142,067

Liabilities:
Deposits:
Non-interest bearing demand deposits	$41,432
Interest bearing demand deposits	19,632
Savings and money market	35,460
Time deposits	33,619
Total deposits	130,143
Other liabilities	1,394
Total liabilities assumed	$131,537

Identifiable net assets acquired	$10,530

Consideration:
Cash	$9,482

Gain on bargain purchase	$1,048

In connection with the Pine River acquisition, the Company recognized approximately $1.0 million of bargain purchase gain and a $0.9 million core deposit intangible. The core deposit intangible will be amortized on a straight-line basis over seven years. The bargain purchase gain of $1.0 million, recorded at the date of acquisition, represents the amount by which the acquisition-date fair value of the net identifiable assets acquired exceeded the fair value of the consideration transferred.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

The fair value of the acquired assets and liabilities noted in the table may change during the provisional period, which may last up to twelve months subsequent to the acquisition date. The Company may obtain additional information to refine the valuation of the acquired assets and liabilities and adjust the recorded fair value, although such adjustments are not expected to be significant. Adjustments recorded to the acquired assets and liabilities will be applied prospectively in accordance with ASU 2015-16.

At the date of acquisition, none of the loans were accounted for under the guidance of ASC Topic 310-30, and the gross contractual amounts receivable, inclusive of all principal and interest, was $79.0 million. The Company’s best estimate of the contractual cash flows for loans not expected to be collected was $1.4 million and recorded fair value was $64.3 million.

The results of Pine River are included in the results of the Company subsequent to the acquisition date. Included in other non-interest expenses in the Company’s consolidated statements of operations for the nine months ending September 30, 2015 were $0.5 million of one-time expenses related to the acquisition of Pine River.

The following pro forma information combines the historical results of Pine River and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. The pro forma information below reflects adjustments made to exclude the impact of the bargain purchase gain of $1.0 million, acquisition-related expenses of $0.5 million, amortization and accretion of purchase discounts and premiums of $75 thousand, and amortization of acquired identifiable intangibles of $23 thousand during the nine month period ended September 30, 2015. The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired Pine River during the periods presented.

If the Pine River acquisition had been completed on January 1, 2014, total revenue would have been approximately $136.7 million and $146.2 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Net income would have been approximately $0.9 million and $6.6 million, respectively, for the same periods. Basic and dilutive earnings per share would have been $0.03 and $0.15, respectively, for the same periods.

The Company has determined that it is impractical to report the amounts of revenue and earnings of legacy Pine River since the acquisition date due to the integration of operations shortly after the acquisition date. Accordingly, reliable and separate complete revenue and earnings information is no longer available. In addition, such amounts would require significant estimates related to the proper allocation of merger cost savings that cannot be objectively made.

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.7 billion at September 30, 2015 and were comprised of $1.2 billion of available-for-sale securities and $0.5 billion of held-to-maturity securities. At December 31, 2014, investment securities totaled $2.0 billion and were comprised of $1.5 billion of available-for-sale securities and $0.5 billion of held-to-maturity securities.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

Available-for-sale

Available-for-sale investment securities are summarized as follows as of the dates indicated:

	September 30, 2015
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$327,281	$9,091	$—	$336,372
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	911,902	6,015	(12,560)	905,357
Other securities	2,538	—	—	2,538
Total	$1,241,721	$15,106	$(12,560)	$1,244,267

	December 31, 2014
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$395,244	$9,014	$(43)	$404,215
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	1,088,834	7,464	(21,718)	1,074,580
Other securities	419	—	—	419
Total	$1,484,497	$16,478	$(21,761)	$1,479,214

At September 30, 2015 and December 31, 2014, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$—	$—	$—	$—
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	623,372	(12,560)	623,372	(12,560)
Total	$—	$—	$623,372	$(12,560)	$623,372	$(12,560)

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$17	$—	$89,749	$(43)	$89,766	$(43)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	88,854	(2,053)	667,368	(19,665)	756,222	(21,718)
Total	$88,871	$(2,053)	$757,117	$(19,708)	845,988	$(21,761)

Management evaluated all of the available-for-sale securities in an unrealized loss position and concluded that no other-than-temporary impairment existed at September 30, 2015 or December 31, 2014. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at September 30, 2015 were caused by changes in interest rates. The portfolio included 52 securities, having an aggregate fair value of $0.6 billion, which were in an unrealized loss position at September 30, 2015, compared to 62 securities, with a fair value of $0.8 billion, at December 31, 2014.

The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Available-for-sale securities acquired from the Pine River acquisition totaled $31.9 million at the date of acquisition. Shortly after the acquisition date, the Company sold $29.8 million of the acquired securities and recorded no gain or loss.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $0.3 billion at September 30, 2015 and $0.3 billion at   December 31, 2014. The increase in pledged available-for-sale investment securities was primarily attributable to an increase in average deposit account balances and client repurchase account balances during the nine months ended September 30, 2015. Certain investment securities may also be pledged as collateral for the line of credit at the Federal Home Loan Bank ("FHLB") of Des Moines; however, no investment securities were pledged for this purpose at September 30, 2015 or December 31, 2014.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.5 years as of September 30, 2015 and 3.5 years as of December 31, 2014. This estimate is based on assumptions and actual results may differ.  Other securities of $1.7 million have a maturity date between October 2015 and October 2017. Other securities of $0.8 million have no stated contractual maturity date as of September 30, 2015.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

Held-to-maturity

At September 30, 2015 and December 31, 2014, the Company held $445.1 million and $530.6 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$353,026	$5,801	$(15)	$358,812
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	92,043	358	(1,065)	91,336
Total investment securities held-to-maturity	$445,069	$6,159	$(1,080)	$450,148

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$422,622	$5,773	$(72)	$428,323
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	107,968	217	(1,871)	106,314
Total investment securities held-to-maturity	$530,590	$5,990	$(1,943)	$534,637

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$973	$(3)	$1,046	$(12)	$2,019	$(15)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	48,258	(1,065)	48,258	(1,065)
Total	$973	$(3)	$49,304	$(1,077)	$50,277	$(1,080)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$35,139	$(72)	$35,139	$(72)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	75,139	(1,871)	75,139	(1,871)
Total	$—	$—	$110,278	$(1,943)	$110,278	$(1,943)

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

The portfolio included 7 securities, having an aggregate fair value of $50.3 million, which were in an unrealized loss position at September 30, 2015, compared to 12 securities, with a fair value of $110.3 million, at December 31, 2014.

Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no other-than-temporary impairment existed at September 30, 2015 or December 31, 2014. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at September 30, 2015 were caused by changes in interest rates.  The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $120.1 million and $88.3 million at September 30, 2015 and December 31, 2014, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of September 30, 2015 and December 31, 2014 was 3.5 years and 3.4 years, respectively. This estimate is based on assumptions and actual results may differ.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions of Bank of Choice and Community Banks of Colorado in 2011, Hillcrest Bank and Bank Midwest in 2010, and Pine River in 2015. The loans acquired from Pine River totaled $64.3 million and were accounted for in accordance with ASC 805, and classified as non-covered, non 310-30 loans. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transactions are covered by loss sharing agreements with the FDIC. Covered loans are presented separately from non-covered loans due to the FDIC loss sharing agreements associated with these loans. Covered loans comprised 6.1% of the total loan portfolio at September 30, 2015, compared to 9.0% of the total loan portfolio at December 31, 2014.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality and loans not accounted for under this guidance, which includes our originated loans. The table also shows the amounts covered by the FDIC loss sharing agreements as of September 30, 2015 and December 31, 2014. The carrying value of loans are net of discounts, fees and costs on loans excluded from ASC 310-30 of $8.6 million and $10.5 million as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$19,226	$999,400	$1,018,626	40.4%
Agriculture	17,908	131,119	149,027	5.9
Commercial real estate	153,546	480,709	634,255	25.1
Residential real estate	26,975	659,475	686,450	27.2
Consumer	3,237	31,533	34,770	1.4
Total	$220,892	$2,302,236	$2,523,128	100.0%
Covered	$128,289	$26,767	$155,056	6.1%
Non-covered	92,603	2,275,469	2,368,072	93.9
Total	$220,892	$2,302,236	$2,523,128	100.0%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

	December 31, 2014
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$22,956	$772,440	$795,396	36.8%
Agriculture	19,063	118,468	137,531	6.4
Commercial real estate	192,330	369,264	561,594	26.0
Residential real estate	40,761	591,939	632,700	29.2
Consumer	4,535	30,653	35,188	1.6
Total	$279,645	$1,882,764	$2,162,409	100.0%
Covered	$160,876	$32,821	$193,697	9.0%
Non-covered	118,769	1,849,943	1,968,712	91.0
Total	$279,645	$1,882,764	$2,162,409	100.0%

Included in commercial loans are $147.5 million and $161.8 million of energy-related loans at September 30, 2015 and December 31, 2014, respectively. Energy prices declined significantly during 2014 and remain at cyclically low levels; prolonged or further pricing pressure could increase stress on energy clients and ultimately the credit quality of this portfolio. However, loans have been structured to mitigate credit loss under a variety of circumstances, including the impact on energy loans as a result of depressed oil prices for a sustained period. Also included in the commercial segment are tax exempt loans totaling $311.0 million and $112.6 million at September 30, 2015 and December 31, 2014, respectively.

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and are included in loans 90 days or more past due and still accruing. Non-accrual loans include troubled debt restructurings on non-accrual status. Total non-accrual loans excluded from the scope of ASC 310-30 totaled $28.6 million and $10.8 million at September 30, 2015 and December 31, 2014, respectively. Loan delinquency for all loans is shown in the following tables at September 30, 2015 and December 31, 2014, respectively:

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

	Total Loans September 30, 2015
							Loans > 90
		60-89	Greater				days past
	30-59	days	than 90				due and
	days past	past	days past	Total past		Total	still	Non-
	due	due	due	due	Current	loans	accruing	accrual
Loans excluded from ASC 310-30
Commercial	$231	$50	$1,044	$1,325	$998,075	$999,400	$92	$20,339
Agriculture	59	1,289	34	1,382	129,737	131,119	—	2,123
Commercial real estate
Construction	34	—	—	34	24,607	24,641	—	58
Acquisition/development	—	—	—	—	3,681	3,681	—	—
Multifamily	—	—	—	—	17,216	17,216	—	—
Owner-occupied	—	—	94	94	170,915	171,009	—	756
Non owner-occupied	100	—	829	929	263,233	264,162	—	876
Total commercial real estate	134	—	923	1,057	479,652	480,709	—	1,690
Residential real estate
Senior lien	1,117	676	1,549	3,342	601,372	604,714	92	3,999
Junior lien	209	123	142	474	54,287	54,761	82	464
Total residential real estate	1,326	799	1,691	3,816	655,659	659,475	174	4,463
Consumer	91	10	—	101	31,432	31,533	—	30
Total loans excluded from ASC 310-30	$1,841	$2,148	$3,692	$7,681	$2,294,555	$2,302,236	$266	$28,645
Covered loans excluded from ASC 310-30	$—	$—	$978	$978	$25,790	$26,768	$—	$1,088
Non-covered loans excluded from ASC 310-30	1,841	2,148	2,714	6,703	2,268,765	2,275,468	266	27,557
Total loans excluded from ASC 310-30	$1,841	$2,148	$3,692	$7,681	$2,294,555	$2,302,236	$266	$28,645
Loans accounted for under ASC 310-30
Commercial	$298	$—	$311	$609	$18,617	$19,226	$311	$—
Agriculture	133	944	152	1,229	16,679	17,908	152	—
Commercial real estate	522	—	16,287	16,809	136,737	153,546	16,286	—
Residential real estate	85	—	2,171	2,256	24,719	26,975	2,172	—
Consumer	54	—	21	75	3,162	3,237	21	—
Total loans accounted for under ASC 310-30	$1,092	$944	$18,942	$20,978	$199,914	$220,892	$18,942	$—
Covered loans accounted for under ASC 310-30	$845	$944	$17,816	$19,605	$108,683	$128,288	$17,816	$—
Non-covered loans accounted for under ASC 310-30	247	—	1,126	1,373	91,231	92,604	1,126	—
Total loans accounted for under ASC 310-30	$1,092	$944	$18,942	$20,978	$199,914	$220,892	$18,942	$—
Total loans	$2,933	$3,092	$22,634	$28,659	$2,494,469	$2,523,128	$19,208	$28,645
Covered loans	$845	$944	$18,794	$20,583	$134,473	$155,056	$17,816	$1,088
Non-covered loans	2,088	2,148	3,840	8,076	2,359,996	2,368,072	1,392	27,557
Total loans	$2,933	$3,092	$22,634	$28,659	$2,494,469	$2,523,128	$19,208	$28,645

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

	Total Loans December 31, 2014
							Loans > 90
		60-89	Greater				days past
	30-59	days	than 90				due and
	days past	past	days past	Total past		Total	still	Non-
	due	due	due	due	Current	loans	accruing	accrual
Loans excluded from ASC 310-30
Commercial	$83	$97	$318	$498	$771,942	$772,440	$215	$4,215
Agriculture	47	—	10	57	118,411	118,468	10	495
Commercial real estate
Construction	—	—	—	—	11,748	11,748	—	—
Acquisition/development	41	—	—	41	4,532	4,573	—	—
Multifamily	—	—	—	—	10,856	10,856	(1)	—
Owner-occupied	336	78	101	515	119,710	120,225	—	843
Non owner-occupied	158	—	222	380	221,482	221,862	—	222
Total commercial real estate	535	78	323	936	368,328	369,264	(1)	1,065
Residential real estate
Senior lien	378	1,403	732	2,513	537,022	539,535	—	4,335
Junior lien	133	1	101	235	52,169	52,404	—	476
Total residential real estate	511	1,404	833	2,748	589,191	591,939	—	4,811
Consumer	266	21	39	326	30,327	30,653	39	227
Total loans excluded from ASC 310-30	$1,442	$1,600	$1,523	$4,565	$1,878,199	$1,882,764	$263	$10,813
Covered loans excluded from ASC 310-30	$17	$1,016	$152	$1,185	$31,636	$32,821	$75	$1,317
Non-covered loans excluded from ASC 310-30	1,425	584	1,371	3,380	1,846,563	1,849,943	188	9,496
Total loans excluded from ASC 310-30	$1,442	$1,600	$1,523	$4,565	$1,878,199	$1,882,764	$263	$10,813
Loans accounted for under ASC 310-30
Commercial	$152	$—	$1,755	$1,907	$21,049	$22,956	$1,754	$—
Agriculture	—	—	367	367	18,696	19,063	367	—
Commercial real estate	564	92	31,013	31,669	160,661	192,330	31,013	—
Residential real estate	2,014	3,826	646	6,486	34,275	40,761	646	—
Consumer	369	—	54	423	4,112	4,535	54	—
Total loans accounted for under ASC 310-30	$3,099	$3,918	$33,835	$40,852	$238,793	$279,645	$33,834	$—
Covered loans accounted for under ASC 310-30	$576	$3,892	$31,239	$35,707	$125,169	$160,876	$31,238	$—
Non-covered loans accounted for under ASC 310-30	2,523	26	2,596	5,145	113,624	118,769	2,596	—
Total loans accounted for under ASC 310-30	$3,099	$3,918	$33,835	$40,852	$238,793	$279,645	$33,834	$—
Total loans	$4,541	$5,518	$35,358	$45,417	$2,116,992	$2,162,409	$34,097	$10,813
Covered loans	$593	$4,908	$31,391	$36,892	$156,805	$193,697	$31,313	$1,317
Non-covered loans	3,948	610	3,967	8,525	1,960,187	1,968,712	2,784	9,496
Total loans	$4,541	$5,518	$35,358	$45,417	$2,116,992	$2,162,409	$34,097	$10,813

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

The Company's commercial substandard loans excluded from ASC 310-30 totaled $48.9 million and $19.3 million at September 30, 2015 and December 31, 2014, respectively. The increase was primarily due to four loan relationships totaling $28.8 million at September 30, 2015. Migration to special mention and substandard ratings during 2015 has been driven by a small number of agricultural clients, pressure in the energy sector, and isolated weakening in a small number of commercial and industrial clients. Two of these substandard loans were energy related and totaled $12.0 million at September 30, 2015. Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of September 30, 2015 and December 31, 2014, respectively:

	Total Loans September 30, 2015
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$904,627	$42,795	$48,906	$3,072	$999,400
Agriculture	120,138	8,524	2,457	—	131,119
Commercial real estate
Construction	21,113	3,049	479	—	24,641
Acquisition/development	3,681	—	—	—	3,681
Multifamily	17,216	—	—	—	17,216
Owner-occupied	161,637	4,507	4,865	—	171,009
Non owner-occupied	250,768	9,388	4,002	4	264,162
Total commercial real estate	454,415	16,944	9,346	4	480,709
Residential real estate
Senior lien	598,228	482	5,826	178	604,714
Junior lien	53,230	26	1,505	—	54,761
Total residential real estate	651,458	508	7,331	178	659,475
Consumer	31,388	69	76	—	31,533
Total loans excluded from ASC 310-30	$2,162,026	$68,840	$68,116	$3,254	$2,302,236
Covered loans excluded from ASC 310-30	$15,579	$159	$10,916	$114	$26,768
Non-covered loans excluded from ASC 310-30	2,146,447	68,681	57,200	3,140	2,275,468
Total loans excluded from ASC 310-30	$2,162,026	$68,840	$68,116	$3,254	$2,302,236
Loans accounted for under ASC 310-30
Commercial	$9,060	$391	$9,775	$—	$19,226
Agriculture	10,053	5,069	2,786	—	17,908
Commercial real estate	68,753	2,138	78,886	3,769	153,546
Residential real estate	19,438	1,673	5,864	—	26,975
Consumer	2,774	96	367	—	3,237
Total loans accounted for under ASC 310-30	$110,078	$9,367	$97,678	$3,769	$220,892
Covered loans accounted for under ASC 310-30	$35,474	$6,773	$82,272	$3,769	$128,288
Non-covered loans accounted for under ASC 310-30	74,604	2,594	15,406	—	92,604
Total loans accounted for under ASC 310-30	$110,078	$9,367	$97,678	$3,769	$220,892
Total loans	$2,272,104	$78,207	$165,794	$7,023	$2,523,128
Total covered	$51,053	$6,932	$93,188	$3,883	$155,056
Total non-covered	2,221,051	71,275	72,606	3,140	2,368,072
Total loans	$2,272,104	$78,207	$165,794	$7,023	$2,523,128

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

	Total Loans December 31, 2014
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$742,944	$10,166	$19,250	$80	$772,440
Agriculture	114,642	85	3,741	—	118,468
Commercial real estate
Construction	11,748	—	—	—	11,748
Acquisition/development	4,573	—	—	—	4,573
Multifamily	10,856	—	—	—	10,856
Owner-occupied	115,178	158	4,889	—	120,225
Non owner-occupied	199,817	17,607	4,430	8	221,862
Total commercial real estate	342,172	17,765	9,319	8	369,264
Residential real estate
Senior lien	533,630	23	5,744	138	539,535
Junior lien	51,059	—	1,345	—	52,404
Total residential real estate	584,689	23	7,089	138	591,939
Consumer	30,426	—	227	—	30,653
Total loans excluded from ASC 310-30	$1,814,873	$28,039	$39,626	$226	$1,882,764
Covered loans excluded from ASC 310-30	$21,240	$171	$11,301	$109	$32,821
Non-covered loans excluded from ASC 310-30	1,793,633	27,868	28,325	117	1,849,943
Total loans excluded from ASC 310-30	$1,814,873	$28,039	$39,626	$226	$1,882,764
Loans accounted for under ASC 310-30
Commercial	$11,038	$282	$11,092	$544	$22,956
Agriculture	16,854	30	2,179	—	19,063
Commercial real estate	82,603	3,770	101,966	3,991	192,330
Residential real estate	29,069	1,403	10,289	—	40,761
Consumer	3,641	105	789	—	4,535
Total loans accounted for under ASC 310-30	$143,205	$5,590	$126,315	$4,535	$279,645
Covered loans accounted for under ASC 310-30	$49,856	$3,036	$103,451	$4,533	$160,876
Non-covered loans accounted for under ASC 310-30	93,349	2,554	22,864	2	118,769
Total loans accounted for under ASC 310-30	$143,205	$5,590	$126,315	$4,535	$279,645
Total loans	$1,958,078	$33,629	$165,941	$4,761	$2,162,409
Total covered	$71,096	$3,207	$114,752	$4,642	$193,697
Total non-covered	1,886,982	30,422	51,189	119	1,968,712
Total loans	$1,958,078	$33,629	$165,941	$4,761	$2,162,409

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status, accruing troubled debt restructurings (“TDRs”), loans in the process of bankruptcy, and restructured loans that are in compliance with their modified terms for one year or longer and are current as to principal and interest payments. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At September 30, 2015, the Company measured $9.9 million of impaired loans using discounted cash flows, the loan’s initial contractual effective interest rate and observable market valuations and $31.5 million of impaired loans based on the fair value of the collateral less selling costs. Impaired loans that individually were less than $250 thousand were measured through the general allowance reserves due to their relatively small size totaled $9.1 million and $8.9 million at September 30, 2015 and December 31, 2014, respectively.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

At September 30, 2015 and December 31, 2014, the Company’s recorded investments in impaired loans were $50.5 million and $32.1 million, respectively, of which $10.9 million and $11.1 million, respectively, were covered by loss sharing agreements, for the aforementioned periods. The increase in impaired loans during the nine months ended September 30, 2015, was primarily due to three relationships totaling $19.0 million that were deemed impaired during the period. All three of the relationships were in the commercial and industrial segment, were non-covered, and on non-accrual status at September 30, 2015.  Impaired loans had a collective related allowance for loan losses allocated to them of $3.3 million and $0.3 million at September 30, 2015 and December 31, 2014, respectively. Additional information regarding impaired loans at September 30, 2015 and December 31, 2014 is set forth in the table below:

	Impaired Loans
	September 30, 2015			December 31, 2014
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial	$20,776	$20,582	$—	$16,953	$16,771	$—
Agriculture	1,977	1,978	—	3,065	3,061	—
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Owner-occupied	1,789	1,595	—	1,164	970	—
Non-owner occupied	829	829	—	—	—	—
Total commercial real estate	2,618	2,424	—	1,164	970	—
Residential real estate
Senior lien	343	304	—	694	248	—
Junior lien	—	—	—	—	—	—
Total residential real estate	343	304	—	694	248	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance recorded	$25,714	$25,288	$—	$21,876	$21,050	$—
With a related allowance recorded:
Commercial	$15,255	$14,980	$3,065	$894	$693	$82
Agriculture	257	229	1	177	145	—
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	38	38	—	—	—	—
Owner-occupied	1,595	1,191	2	1,321	1,024	5
Non-owner occupied	927	823	5	1,140	1,060	9
Total commercial real estate	2,560	2,052	7	2,461	2,084	14
Residential real estate
Senior lien	7,083	6,441	169	7,360	6,359	172
Junior lien	1,702	1,438	10	1,768	1,515	9
Total residential real estate	8,785	7,879	179	9,128	7,874	181
Consumer	79	78	1	277	245	2
Total impaired loans with a related allowance recorded	$26,936	$25,218	$3,253	$12,937	$11,041	$279
Total impaired loans	$52,650	$50,506	$3,253	$34,813	$32,091	$279

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For nine months ended
	September 30, 2015		September 30, 2014
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$21,200	$772	$25,947	$342
Agriculture	1,978	—	9,045	217
Commercial real estate
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Owner-occupied	1,635	59	1,578	63
Non-owner occupied	829	—	—	—
Total commercial real estate	2,464	59	1,578	63
Residential real estate
Senior lien	312	12	391	8
Junior lien	—	—	—	—
Total residential real estate	312	12	391	8
Consumer	—	—	—	—
Total impaired loans with no related allowance recorded	$25,954	$843	$36,961	$630
With a related allowance recorded:
Commercial	$15,096	$72	$987	$6
Agriculture	345	3	165	—
Commercial real estate
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	39	1	156	—
Owner-occupied	1,260	20	627	10
Non-owner occupied	852	39	1,086	42
Total commercial real estate	2,151	60	1,869	52
Residential real estate
Senior lien	6,621	89	6,738	81
Junior lien	1,478	39	1,515	45
Total residential real estate	8,099	128	8,253	126
Consumer	82	1	266	1
Total impaired loans with a related allowance recorded	$25,773	$264	$11,540	$185
Total impaired loans	$51,727	$1,107	$48,501	$815

Troubled debt restructurings

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR. At September 30, 2015 and December 31, 2014, the Company had $11.0 million and $19.3 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment. Of these, $1.7 million and $9.8 million were covered by FDIC loss sharing agreements as of September 30, 2015 and December 31, 2014, respectively. Approximately $10.0 million of loans reported as TDRs at December 31, 2014 were in compliance with their modified terms at September 30, 2015, and therefore, are no longer reportable as TDRs at September 30, 2015.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

Non-accruing TDRs at September 30, 2015 and December 31, 2014 totaled $21.4 million and $7.0 million, respectively. Of these, $1.0 million and $1.2 million were covered by the FDIC loss sharing agreements as of September 30, 2015 and December 31, 2014, respectively.

During the nine months ended September 30, 2015, the Company restructured fourteen loans with a recorded investment of $20.4 million to facilitate repayment. Substantially all of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs.  The table below provides additional information related to accruing TDRs at September 30, 2015 and December 31, 2014:

	Accruing TDRs
	September 30, 2015
		Average
		year-to-		Unfunded
		date	Unpaid	commitments
	Recorded	recorded	principal	to fund
	investment	investment	balance	TDRs
Commercial	$8,381	$9,038	$8,582	$1,943
Agriculture	84	85	87	—
Commercial real estate	388	396	392	—
Residential real estate	2,161	2,214	2,209	—
Consumer	13	15	13	—
Total	$11,027	$11,748	$11,283	$1,943

	Accruing TDRs
	December 31, 2014
		Average
		year-to-		Unfunded
		date	Unpaid	commitments
	Recorded	recorded	principal	to fund
	investment	investment	balance	TDRs
Commercial	$13,249	$12,496	$13,249	$375
Agriculture	2,711	3,110	2,715	—
Commercial real estate	610	627	622	—
Residential real estate	2,687	2,767	2,714	2
Consumer	18	20	18	—
Total	$19,275	$19,020	$19,318	$377

The following table summarizes the Company’s carrying value of non-accrual TDRs as of September 30, 2015 and December 31, 2014:

	Non - Accruing TDRs
	September 30, 2015		December 31, 2014
	Covered	Non-covered	Covered	Non-covered
Commercial	$99	$19,596	$1	$3,993
Agriculture	81	34	201	164
Commercial real estate	—	—	94	364
Residential real estate	852	693	910	1,056
Consumer	—	2	—	190
Total	$1,032	$20,325	$1,206	$5,767

Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had no TDRs that were modified within the past 12 months and had defaulted on their restructured terms during the nine months ended September 30, 2015.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

During the nine months ended September 30, 2014, the Company had three TDRs that had been modified within the past 12 months that defaulted on their restructured terms. The defaulted TDRs consisted of a commercial loan and two consumer loans totaling $37 thousand. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest.

Loans accounted for under ASC Topic 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the nine months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Accretable yield beginning balance	$113,463	$130,624
Reclassification from non-accretable difference	19,025	30,394
Reclassification to non-accretable difference	(3,745)	(1,264)
Accretion	(35,728)	(46,646)
Accretable yield ending balance	$93,015	$113,108

Below is the composition of the net book value for loans accounted for under ASC 310-30 at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Contractual cash flows	$657,451	$751,932
Non-accretable difference	(343,544)	(358,824)
Accretable yield	(93,015)	(113,463)
Loans accounted for under ASC 310-30	$220,892	$279,645

Note 6 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015
			Commercial	Residential
	Commercial	Agriculture	real estate	real estate	Consumer	Total
Beginning balance	$10,044	$1,305	$3,830	$4,649	$413	$20,241
Non 310-30 beginning balance	10,024	693	3,704	4,647	408	19,476
Charge-offs	(12)	—	—	(26)	(174)	(212)
Recoveries	7	—	11	18	52	88
Provision	2,624	124	555	192	105	3,600
Non 310-30 ending balance	12,643	817	4,270	4,831	391	22,952
ASC 310-30 beginning balance	20	612	126	2	5	765
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision (recoupment)	61	87	(37)	(2)	1	110
ASC 310-30 ending balance	81	699	89	—	6	875
Ending balance	$12,724	$1,516	$4,359	$4,831	$397	$23,827

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

	Three months ended September 30, 2014
			Commercial	Residential
	Commercial	Agriculture	real estate	real estate	Consumer	Total
Beginning balance	$6,421	$1,407	$2,969	$4,310	$465	$15,572
Non 310-30 beginning balance	6,420	610	2,735	4,244	465	14,474
Charge-offs	(86)	—	—	(470)	(230)	(786)
Recoveries	189	8	16	22	55	290
Provision	859	102	166	338	241	1,706
Non 310-30 ending balance	7,382	720	2,917	4,134	531	15,684
ASC 310-30 beginning balance	1	797	234	66	—	1,098
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision (recoupment)	—	(184)	(7)	—	—	(191)
ASC 310-30 ending balance	1	613	227	66	—	907
Ending balance	$7,383	$1,333	$3,144	$4,200	$531	$16,591

	Nine months ended September 30, 2015
			Commercial	Residential
	Commercial	Agriculture	real estate	real estate	Consumer	Total
Beginning balance	$8,598	$1,009	$3,819	$3,771	$416	$17,613
Non 310-30 beginning balance	8,598	541	3,597	3,743	413	16,892
Charge-offs	(17)	(47)	(222)	(200)	(740)	(1,226)
Recoveries	55	7	135	46	190	433
Provision (recoupment)	4,007	316	760	1,242	528	6,853
Non 310-30 ending balance	12,643	817	4,270	4,831	391	22,952
ASC 310-30 beginning balance	—	468	222	28	3	721
Charge-offs	—	—	—	—	(14)	(14)
Recoveries	—	—	—	—	—	—
Provision (recoupment)	81	231	(133)	(28)	17	168
ASC 310-30 ending balance	81	699	89	—	6	875
Ending balance	$12,724	$1,516	$4,359	$4,831	$397	$23,827
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$3,065	$1	$8	$179	$1	$3,254
Non 310-30 loans collectively evaluated for impairment	9,578	816	4,262	4,652	390	19,698
ASC 310-30 loans	81	699	89	—	6	875
Total ending allowance balance	$12,724	$1,516	$4,359	$4,831	$397	$23,827
Loans:
Non 310-30 individually evaluated for impairment	$35,562	$2,207	$4,477	$8,183	$78	$50,507
Non 310-30 collectively evaluated for impairment	963,838	128,912	476,232	651,292	31,455	2,251,729
ASC 310-30 loans	19,226	17,908	153,546	26,975	3,237	220,892
Total loans	$1,018,626	$149,027	$634,255	$686,450	$34,770	$2,523,128

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

	Nine months ended September 30, 2014
			Commercial	Residential
	Commercial	Agriculture	real estate	real estate	Consumer	Total
Beginning balance	$4,258	$1,237	$2,276	$4,259	$491	$12,521
Non 310-30 beginning balance	4,029	572	1,984	4,165	491	11,241
Charge-offs	(498)	—	—	(539)	(585)	(1,622)
Recoveries	306	8	70	197	205	786
Provision (recoupment)	3,545	140	863	311	420	5,279
Non 310-30 ending balance	7,382	720	2,917	4,134	531	15,684
ASC 310-30 beginning balance	229	665	292	94	—	1,280
Charge-offs	(2)	—	—	—	(36)	(38)
Recoveries	—	—	—	—	—	—
Provision (recoupment)	(226)	(52)	(65)	(28)	36	(335)
ASC 310-30 ending balance	1	613	227	66	—	907
Ending balance	$7,383	$1,333	$3,144	$4,200	$531	$16,591
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$39	$—	$31	$220	$3	$293
Non 310-30 loans collectively evaluated for impairment	7,343	720	2,886	3,914	528	15,391
ASC 310-30 loans	1	613	227	66	—	907
Total ending allowance balance	$7,383	$1,333	$3,144	$4,200	$531	$16,591
Loans:
Non 310-30 individually evaluated for impairment	$25,776	$9,460	$3,325	$8,415	$250	$47,226
Non 310-30 collectively evaluated for impairment	691,731	133,341	377,120	571,005	30,356	1,803,553
ASC 310-30 loans	37,665	20,071	213,871	43,979	5,007	320,593
Total loans	$755,172	$162,872	$594,316	$623,399	$35,613	$2,171,372

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

The Company had $0.1 million net charge-offs of non 310-30 loans during the three months ended September 30, 2015 and $0.8 million net charge-offs of non 310-30 loans during the nine months ended September 30, 2015. Credit quality remained at acceptable levels within the non 310-30 loan portfolio during the three and nine months ended September 30, 2015, and management's evaluation resulted in a provision for loan losses on the non 310-30 loans of $3.6 million and $6.9 million during the three and nine months ended September 30, 2015, respectively.

During the nine months ended September 30, 2015, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement resulted in net provision of $110 thousand and $168 thousand, respectively, for the three and nine months ended September 30, 2015. The net provision was comprised primarily of a provision of $87 thousand in the agriculture segment during the three months ended September 30, 2015 and $231 thousand in the agriculture segment for the nine months ended September 30, 2015, and was offset by recoupments of $133 thousand in the commercial real estate segment during the nine months ended September 30, 2015.

The Company charged off $0.5 million and $0.8 million, net of recoveries, of non ASC 310-30 loans during the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2014, a large commercial and

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

industrial loan was added to non-accrual status, and through management's evaluation, resulted in a provision for loan losses on the non 310-30 loans of $1.7 million and $5.3 million, respectively.

During the nine months ended September 30, 2014, the Company remeasured the expected cash flows of the loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in a net recoupment of previous valuation allowances of $191 thousand and $335 thousand for the three and nine months ended September 30, 2014, respectively, which were comprised of recoupments of previous valuation allowances of $184 thousand during the three months ended September 30, 2014 in the agriculture segment and $226 thousand during the nine months ended September 30, 2014 in the commercial segment.

Note 7 FDIC Indemnification Asset

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

Below is a summary of the activity related to the FDIC indemnification asset during the nine months ended September 30, 2015 and 2014:

	For the nine months ended
	September 30, 2015	September 30, 2014
Balance at beginning of period	$39,082	$64,447
Amortization	(20,751)	(19,819)
FDIC portion of charge-offs exceeding fair value marks	(2,819)	(34)
Changes for FDIC loss share submissions	2,643	(181)
Balance at end of period	$18,155	$44,413

The $20.8 million of amortization of the FDIC indemnification asset recognized during the nine months ended September 30, 2015 resulted from an overall increase in actual and expected cash flows of the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in overall expected cash flows from these underlying assets is reflected in increased accretion rates on covered loans and is being recognized over the expected remaining lives of the underlying covered loan pools as an adjustment to yield. The claims filed with the FDIC are subject to review and approval, including extensive audits by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. During the nine months ended September 30, 2015, the Company paid a net $2.6 million to the FDIC.

During the nine months ended September 30, 2014, the Company recognized $19.8 million of amortization on the FDIC indemnification asset. During the nine months ended September 30, 2014, the Company received a net $181 thousand from the FDIC.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

Note 8 Other Real Estate Owned

A summary of the activity in the OREO balances during the nine months ended September 30, 2015 and 2014 is as follows:

	For the nine months ended September 30,
	2015	2014
Beginning balance	$29,120	$70,125
Purchases through acquisition, at fair value	1,488	—
Transfers from loan portfolio, at fair value	1,143	2,519
Impairments	(799)	(1,789)
Sales	(14,260)	(27,656)
Gain on sale of OREO, net	2,342	2,686
Ending balance	$19,034	$45,885

Of the $19.0 million of OREO at September 30, 2015, $11.4 million, or 60.0%, was covered by loss sharing agreements with the FDIC. At December 31, 2014, $18.5 million, or 63.4%, of the $29.1 million of OREO was covered by loss sharing agreements. Any losses on these assets are substantially offset by a corresponding change in the FDIC indemnification asset.

At September 30, 2015 and December 31, 2014, OREO balances excluded $5.5 million and $8.1 million, respectively, of the Company’s minority interests in OREO, which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests.

Note 9 Borrowings

As a member of the FHLB of Des Moines, the Bank has access to term financing from the FHLB. These borrowings are secured under an advance, pledge and securities agreement, which includes primarily real estate loans. Total advances at both September 30, 2015 and December 31, 2014 were $40.0 million. All of the outstanding advances have fixed interest rates and interest expense related to FHLB advances totaled $167 thousand and $498 thousand for the three and nine months ended September 30, 2015, respectively. More information about FHLB advances at September 30, 2015 is detailed in the table below:

Maturity Year	September 30, 2015	Rate
2016	$15,000	0.84%
2018	$10,000	1.81%
2020	$15,000	2.33%

Note 10 Regulatory Capital

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

September 30, 2015

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

In connection with the approval of the de novo charter for the Bank, the Company agreed to maintain capital levels of at least 10.0% tier 1 leverage ratio, 11.0% tier 1 risk-based capital ratio and 12.0% total risk-based capital ratio at our subsidiary bank. During 2015, the Bank received approval from the OCC under the OCC Operating Agreement to permanently reduce the Bank's capital by $86.0 million. As a result, the Bank distributed $86.0 million cash to the Company during 2015. On October 19, 2015, the operating agreement between the Bank and the OCC was terminated.

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at September 30, 2015, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

At September 30, 2015 and December 31, 2014, the Bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the table below:

	September 30, 2015
					Required to be
			Required to be		considered
			considered well		adequately
	Actual		capitalized (1)		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	11.5%	$547,307	N/A	N/A	4.0%	$190,328
NBH Bank, N.A.	10.9%	515,047	10.0%	$474,026	4.0%	189,610
Common equity tier 1 risk-based capital
Consolidated	18.8%	$547,307	6.5%	$39,283	4.5%	$214,119
NBH Bank, N.A.	17.8%	515,047	6.5%	308,117	4.5%	213,312
Tier 1 risk-based capital ratio (2)
Consolidated	18.8%	$547,307	8.0%	$233,467	6.0%	$175,100
NBH Bank, N.A.	17.8%	515,047	11.0%	319,032	6.0%	174,018
Total risk-based capital ratio (2)
Consolidated	19.6%	$571,495	10.0%	$291,833	8.0%	$233,467
NBH Bank, N.A.	18.6%	539,236	12.0%	348,035	8.0%	232,024

(1)

These ratio requirements for NBH Bank, N.A. are reflective of the agreements NBH Bank, N.A. made with its regulator in connection with the approval of its de novo charter. On October 19, 2015, the operating agreement between the Bank and the OCC was terminated.

(2)

Due to the conditional guarantee represented by the loss sharing agreements, the FDIC indemnification asset and the portion of assets covered by the FDIC loss sharing agreements are risk-weighted at 20% for purposes of risk-based capital computations.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

	December 31, 2014
					Required to be
			Required to be		considered
			considered well		adequately
	Actual		capitalized (1)		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	15.0%	$712,222	N/A	N/A	4.0%	$190,148
NBH Bank, N.A.	12.1%	573,934	10.0%	$473,478	4.0%	189,391
Tier 1 risk-based capital ratio (2)
Consolidated	28.9%	$712,222	6.0%	$147,796	4.0%	$98,530
NBH Bank, N.A.	23.5%	573,934	11.0%	268,855	4.0%	97,766
Total risk-based capital ratio (2)
Consolidated	29.6%	$730,086	10.0%	$246,326	8.0%	$197,061
NBH Bank, N.A.	24.2%	591,799	12.0%	293,297	8.0%	195,531

(1)

These ratio requirements for NBH Bank, N.A. are reflective of the agreements NBH Bank, N.A. made with its regulator in connection with the approval of its de novo charter. On October 19, 2015, the operating agreement between the Bank and the OCC was terminated.

(2)

Due to the conditional guarantee represented by the loss sharing agreements, the FDIC indemnification asset and the portion of assets covered by the FDIC loss sharing agreements are risk-weighted at 20% for purposes of risk-based capital computations.

Note 11 FDIC Loss Sharing Income (Expense)

In connection with the loss sharing agreements that the Company has with the FDIC with regard to the Hillcrest Bank and Community Banks of Colorado transactions, the Company recognizes the actual reimbursement of costs of resolution of covered assets from the FDIC through the consolidated statements of operations. The table below provides additional details of the Company’s FDIC loss sharing income (expense) during the three and nine months ended September 30, 2015 and 2014:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Clawback liability amortization	$(384)	$(345)	$(1,131)	$(1,009)
Clawback liability remeasurement	(132)	(592)	(1,242)	(1,646)
Reimbursement to FDIC for gain on sale of and income from covered OREO	(142)	(1,587)	(1,128)	(3,287)
Reimbursement to FDIC for recoveries	(10)	(62)	(28)	(180)
FDIC reimbursement of covered asset resolution costs	665	1,643	3,854	3,573
Total	$(3)	$(943)	$325	$(2,549)

Note 12 Stock-based Compensation and Benefits

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

As of September 30, 2015, the aggregate number of Class A common stock available for issuance under the 2014 Plan is 5,189,159 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders.

To date, the Company has issued stock options and restricted stock under the plans. The Compensation Committee sets the option exercise price at the time of grant but in no case is the exercise price less than the fair market value of a share of stock at the date of grant. The following table summarizes stock option activity for the nine months ended September 30, 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term in	Intrinsic
	Options	Price	Years	Value
Outstanding at December 31, 2014	3,597,111	$19.90	4.46	$223,211
Granted	147,042	19.14
Forfeited	(24,422)	18.63
Surrendered	(137,592)	19.87
Exercised	(12,775)	19.93
Expired	(508,700)	20.00
Outstanding at September 30, 2015	3,060,664	$19.86	4.83	$2,046,799
Options fully vested and exercisable at September 30, 2015	2,715,344	$19.98	4.34	$—
Options expected to vest	335,295	$18.99	8.40	$1,938,476

Stock option expense is included in salaries and benefits in the consolidated statements of operations and totaled $0.2 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $0.5 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, there was $0.8 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.1 years.

Expense related to non-vested restricted stock totaled $0.8 million and $0.8 million during the three months ended September 30, 2015 and 2014, respectively, and $2.0 million and $1.8 million during the nine months ended September 30, 2015 and 2014, respectively, and is included in salaries and benefits in the consolidated statements of operations. As of September 30, 2015, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted shares granted under the plans, which is expected to be recognized over a weighted average period of 2.3 years. The following table summarizes restricted stock activity for the nine months ended September 30, 2015:

	Total	Weighted
	Restricted	Average Grant-
	Shares	Date Fair Value
Unvested at December 31, 2014	955,398	$14.61
Vested	(52,327)	18.85
Granted	175,797	19.17
Forfeited	(12,371)	18.68
Surrendered	(19,517)	18.84
Unvested at September 30, 2015	1,046,980	$15.54

Note 13 Warrants

The Company had 725,750 and 830,750 outstanding warrants to purchase Company stock as of September 30, 2015 and December 31, 2014, respectively. The warrants were granted to certain lead shareholders of the Company, all with an exercise price of $20.00 per share. The term of the warrants is for ten years from the date of grant and the expiration dates of the warrants outstanding at September 30, 2015 range from October 20, 2019 to March 23, 2020. The fair value of the warrants was estimated to be $2.6 million and $3.3 million at September 30, 2015, and December 31, 2014, respectively. During the quarter ended September 30, 2015, 105,000

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

warrants were repurchased as a result of agreements with the underlying counterparties. The fair value of the warrants was estimated using a Black-Scholes option pricing model utilizing the following assumptions at the indicated dates:

	September 30, 2015	December 31, 2014
Risk-free interest rate	1.22%	1.67%
Expected volatility	20.19%	24.18%
Expected term (years)	4-5	5-6
Dividend yield	0.97%	1.03%

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

The Company recorded a benefit of $0.5 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, and a benefit of $1.3 million and $2.7 million for the three and nine months ended September 30, 2014, respectively, in the consolidated statements of operations resulting from the change in fair value of the warrant liability and the repurchase of the previously mentioned 105,000 warrants.

Note 14 Common Stock

On February 11, 2015, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. This new program replaced the previous $50.0 million share repurchase program approved during the fourth quarter of 2014. On August 10, 2015, the Company completed a tender offer and repurchased a total of 4,651,163 shares for a total price of $100.0 million at a weighted average price of $21.50 per share. In total, during the three and nine months ended September 30, 2015, the Company repurchased 4,751,163 and 8,645,836 shares for $102.0 million and $174.3 million, at a weighted average price of $21.47 and $20.16 per share, respectively.

The Company had 30,318,684 shares of Class A common stock and zero shares of Class B common stock outstanding as of September 30, 2015, and 38,017,179 shares of Class A common stock and 867,774 shares of Class B common stock outstanding as of December 31, 2014. Additionally, as of September 30, 2015 and December 31, 2014, the Company had 1,046,980 and 955,398 shares, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

Note 15 Income Per Share

The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company.

The Company had 30,318,684 and 39,862,824 shares outstanding (inclusive of Class A and B) as of September 30, 2015 and 2014, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for three and nine months ended September 30, 2015.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

The following table illustrates the computation of basic and diluted income per share for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$1,636	$3,337	$1,541	$6,897
Less: earnings allocated to participating securities	(14)	(12)	(39)	(28)
Earnings allocated to common shareholders	$1,622	$3,325	$1,502	$6,869
Weighted average shares outstanding for basic earnings per common share	32,681,181	41,837,485	35,605,180	43,403,791
Dilutive effect of equity awards	54,969	4,200	521	19,482
Dilutive effect of warrants	26,366	—	—	—
Weighted average shares outstanding for diluted earnings per common share	32,762,516	41,841,685	35,605,701	43,423,273
Basic earnings per share	$0.05	$0.08	$0.04	$0.16
Diluted earnings per share	$0.05	$0.08	$0.04	$0.16

The Company had 3,060,664 and 3,613,191 outstanding stock options to purchase common stock at weighted average exercise prices of $19.86 and $19.89 per share at September 30, 2015 and 2014, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, the Company had 725,750 and 830,750 outstanding warrants to purchase the Company’s common stock as of September 30, 2015 and 2014, respectively. The warrants have an exercise price of $20.00, which was in-the-money for the three months ended September 30, 2015, and out-of-the-money during the three months ended September 30, 2014, and nine months ended September 30, 2015 and 2014, for purposes of dilution calculations. The Company had 1,046,980 and 1,149,505 unvested restricted shares issued as of September 30, 2015 and 2014, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.

Note 16 Derivatives

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

Fair values of derivative instrument of the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2015 and December 31, 2014.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

Information about the valuation methods used to measure fair value is provided in note 18 of the unaudited consolidated financial statements.

		Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet			Balance Sheet
	Location	September 30, 2015	December 31, 2014	Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments
Interest rate products	Other assets	$6	$10	Other liabilities	$8,865	$3,206
Total derivatives designated as hedging instruments		$6	$10		$8,865	$3,206

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$2,798	$1,418	Other liabilities	$2,977	$1,522
Total derivatives not designated as hedging instruments		$2,798	$1,418		$2,977	$1,522

Fair value hedges of interest rate risk

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2015, the Company had 27 interest rate swaps with a notional amount of $246.9 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. The Company had 11 outstanding interest rate swaps with a notional amount of $68.8 million that were designated as a fair value hedge as of December 31, 2014.

For qualifying derivatives designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2015, the Company recognized a net loss of $522 thousand and $255 thousand, respectively, in non-interest income related to hedge ineffectiveness. During the three and nine months ended September 30, 2014, the Company recognized a net loss of $46 thousand and $186 thousand, respectively, in non-interest income related to hedge ineffectiveness.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2015, the Company had 19 matched interest rate swap transactions with an aggregate notional amount of $67.6 million related to this program. As of December 31, 2014, the Company had 11 matched interest rate swap transactions with an aggregate notional amount of $35.9 million related to this program.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the unaudited consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Location of (loss)	Amount of (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	Three months ended September 30,		For the nine months ended September 30,
hedging relationships	derivatives	2015	2014	2015	2014
Interest rate products	Other non-interest income	$(8,768)	$(36)	$(5,663)	$(1,371)
Total		$(8,768)	$(36)	$(5,663)	$(1,371)

	Location of gain or (loss)	Amount of gain or (loss) recognized in income on derivatives
	recognized in income on	Three months ended September 30,		For the nine months ended September 30,
Hedged items	hedged items	2015	2014	2015	2014
Interest rate products	Other non-interest income	$8,246	$(10)	$5,408	$1,185
Total		$8,246	$(10)	$5,408	$1,185

Derivatives not	Location of (loss)	Amount of (loss) recognized in income on derivatives
designated as	recognized in income on	Three months ended September 30,		For the nine months ended September 30,
hedging instruments	derivatives	2015	2014	2015	2014
Interest rate products	Other non-interest expense	$(99)	$(1)	$(73)	$(51)
Total		$(99)	$(1)	$(73)	$(51)

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

As of September 30, 2015 and December 31, 2014, the termination value of derivatives in a net liability position related to these agreements was $13.5 million and $1.9 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of September 30, 2015 and December 31, 2014, the Company had posted $14.4 million and $5.5 million, respectively, in eligible collateral.

Note 17 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At September 30, 2015 and December 31, 2014, the Company had loan commitments totaling $499.7 million and $485.5 million, respectively, and standby letters of credit that totaled $8.5 million and $10.0 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure. Amounts funded under non-cancelable commitments in effect at the date of acquisition are covered under the applicable loss sharing agreements if certain conditions are met.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

Total unfunded commitments at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015			December 31, 2014
	Covered	Non-covered	Total	Covered	Non-covered	Total
Commitments to fund loans:
Residential	$—	$6,236	$6,236	$—	$1,683	$1,683
Commercial and commercial real estate	—	195,779	195,779	11	202,593	202,604
Construction and land development	—	40,131	40,131	—	35,814	35,814
Consumer	—	4,206	4,206	—	4,376	4,376
Credit card lines of credit	—	17,536	17,536	—	18,065	18,065
Unfunded commitments under lines of credit	4,648	231,167	235,815	7,645	215,305	222,950
Commercial and standby letters of credit	69	8,401	8,470	234	9,731	9,965
Total	$4,717	$503,456	$508,173	$7,890	$487,567	$495,457

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

Note 18 Fair Value Measurements

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

September 30, 2015

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the nine months ended September 30, 2015 and 2014, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At September 30, 2015 and December 31, 2014, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At September 30, 2015 and December 31, 2014, the Company’s level 2 securities included mortgage-backed securities comprised of residential mortgage pass-through securities, and other residential mortgage-backed securities. All other investment securities are classified as level 3.

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

September 30, 2015

comparable companies with publicly traded shares, and is deemed a significant unobservable input to the valuation model, as such these instruments are classified as level 3.

Clawback liability—The Company periodically measures the net present value of expected future cash payments to the FDIC that must be made within 45 days of the conclusion of the loss share agreements. The expected cash flows are calculated in accordance with the loss sharing agreements and are based primarily on the expected losses on the covered assets, which involve significant inputs that are not market observable, as such these instruments are classified as level 3.

The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$336,372	$—	$336,372
Other residential MBS issued or guaranteed by U.S.Government agencies or sponsored enterprises	—	905,357	—	905,357
Other securities	—	—	2,538	2,538
Derivatives	—	2,804	—	2,804
Total assets at fair value	$—	$1,244,533	$2,538	$1,247,071
Liabilities:
Warrant liability	$—	$—	$2,602	$2,602
Clawback liability	—	—	38,712	38,712
Derivatives	—	11,842	—	11,842
Total liabilities at fair value	$—	$11,842	$41,314	$53,156

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$404,215	$—	$404,215
Other residential MBS issued or guaranteed by U.S.Government agencies or sponsored enterprises	—	1,074,580	—	1,074,580
Other securities	—	—	419	419
Derivatives	—	1,428	—	1,428
Total assets at fair value	$—	$1,480,223	$419	$1,480,642
Liabilities:
Warrant liability	$—	$—	$3,328	$3,328
Clawback liability	—	—	36,338	36,338
Derivatives	—	4,728	—	4,728
Total liabilities at fair value	$—	$4,728	$39,666	$44,394

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

The table below details the changes in level 3 financial instruments during the nine months ended September 30, 2015 and September 30, 2014:

	Other	Warrant	Clawback
	Securities	liability	liability
Balance at December 31, 2013	$419	$6,281	$32,465
Change in value	—	(2,734)	1,646
Amortization	—	—	1,009
Net change in Level 3	—	(2,734)	2,655
Balance at September 30, 2014	$419	$3,547	$35,120
Balance at December 31, 2014	$419	$3,328	$36,338
Change in value	58	(726)	1,242
Purchases through acquisition	2,061	—	—
Amortization	—	—	1,132
Net change in Level 3	2,119	(726)	2,374
Balance at September 30, 2015	$2,538	$2,602	$38,712

Fair Value Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During the nine months ended September 30, 2015, the Company measured fourteen loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $3.2 million at September 30, 2015. During the nine months ended September 30, 2015, the Company added specific reserves of $3.0 million for eleven loans with carrying balances of $14.5 million at September 30, 2015. The Company also decreased specific reserves of $0.1 million for four loans during the nine months ended September 30, 2015.

The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.

OREO is recorded at fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further valuation adjustments may be taken to reflect a new basis. The Company recognized $0.8 million of OREO impairments in its unaudited consolidated statements of operations during the nine months ended September 30, 2015, of which $0.5 million, or 65.7%, were on OREO that was covered by loss sharing agreements with the FDIC. During the nine months ended September 30, 2014, the Company recognized $1.8 million of OREO impairments in its unaudited consolidated statements of operations, of which $1.1 million, or 60.2%, were on OREO that was covered by loss sharing agreements with the FDIC. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.

Premises and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. These fair value measurements are classified as level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The Company recognized $1.1 million of impairments in its unaudited

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

consolidated statements of operations related to banking centers classified as held-for-sale during the nine months ended September 30, 2015.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the nine months ended September 30, 2015 and 2014:

	September 30, 2015
	Total	Losses from fair value changes
Other real estate owned	$19,034	$799
Impaired loans	50,506	433
Premises and equipment	813	1,089

	September 30, 2014
	Total	Losses from fair value changes
Other real estate owned	$45,885	$1,789
Impaired loans	47,225	145

The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the nine months ended September 30, 2015.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of September 30, 2015. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO and premise and equipment held-for-sale. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved:

	Fair value at			Quantitative
	September 30, 2015	Valuation Technique	Unobservable Input	Measures
Other securities	$2,538	Cash investment in private equity fund, Par value	Cash and CD investment par value
Impaired loans	50,506	Appraised value	Appraised values
			Discount rate	0% - 25%
Clawback liability	38,712	Contractually defined discounted cash flows	Intrinsic loss estimates	$323.3 million - $405.0 million
			Expected credit losses	—
			Discount rate	4%
Warrant liability	2,602	Black-Scholes	Volatility	21% - 28%

Note 19 Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice, Community Banks of Colorado and Pine River acquisitions, the Company recorded all of the acquired assets and assumed liabilities at fair value at the respective dates of acquisition. The fair

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

value of financial instruments at September 30, 2015 and December 31, 2014, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair
	value	September 30, 2015		December 31, 2014
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$153,156	$153,156	$256,979	$256,979
Securities purchased under agreements to resell	Level 2	50,000	50,018	—	—
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	336,372	336,372	404,215	404,215
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	905,357	905,357	1,074,580	1,074,580
Other available-for-sale securities	Level 3	2,538	2,538	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	353,026	358,812	422,622	428,323
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	92,043	91,336	107,968	106,314
Capital stock of FHLB	Level 2	7,361	7,361	7,595	7,595
Capital stock of FRB	Level 2	19,689	19,689	19,450	19,450
Loans receivable, net	Level 3	2,523,128	2,573,651	2,144,796	2,193,222
Loans held-for-sale	Level 2	11,246	11,246	5,146	5,146
Accrued interest receivable	Level 2	13,524	13,524	11,465	11,465
Derivatives	Level 2	2,804	2,804	1,428	1,428
LIABILITIES
Deposit transaction accounts	Level 2	2,618,664	2,618,664	2,409,137	2,409,137
Time deposits	Level 2	1,255,973	1,255,973	1,357,051	1,357,885
Securities sold under agreements to repurchase	Level 2	169,488	169,488	133,552	133,552
Federal Home Loan Bank advances	Level 2	40,000	40,937	40,000	40,465
Due to FDIC	Level 3	38,712	38,712	42,011	42,011
Warrant liability	Level 3	2,602	2,602	3,328	3,328
Accrued interest payable	Level 2	4,594	4,594	3,608	3,608
Derivatives	Level 2	11,842	11,842	4,728	4,728

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

Loans receivable

The estimated fair value of the loan portfolio is estimated using a discounted cash flow analysis using a discount rate based on interest rates offered at the respective measurement dates for loans with similar terms to borrowers of similar credit quality. The allowance for loan losses is considered a reasonable estimate of any required adjustment to fair value to reflect the impact of credit risk. The

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

estimates of fair value do not incorporate the exit-price concept prescribed by ASC Topic 820, Fair Value Measurements and Disclosures.

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

Derivative assets and liabilities

Fair values for derivative assets and liabilities are fully described in note 16 of the unaudited consolidated financial statements.

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

Warrant liability

The warrant liability is estimated using a Black-Scholes model, the assumptions of which are detailed in note 13 of the unaudited consolidated financial statements.

Accrued interest payable

Accrued interest payable has a short-term nature and the estimated fair value is equal to the carrying value.

Note 20 Subsequent Events

On October 19, 2015, the Company announced that the operating agreement between its subsidiary, NBH Bank,  N.A., and its primary regulator, the Office of the Comptroller of the Currency, was terminated. The operating agreement was entered into in December 2010 as part of the Bank’s approval to operate as a de novo bank. The agreement required the Bank to maintain certain capital levels, placed restrictions on its ability to pay dividends and limited its ability to make certain other business decisions.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

On November 5, 2015, the Bank entered into an early termination agreement with the FDIC that terminated the Bank’s loss share agreements with the FDIC. The Bank paid consideration of $15.1 million to the FDIC for the termination of the agreements. The Bank expects to record a one-time after-tax gain of approximately $2.6 million, or $0.09 per share, in the fourth quarter of 2015. The gain results primarily from the settlement payment made to the FDIC, and the elimination of the remaining FDIC indemnification asset and the clawback payable, which totaled $18.2 million and $38.7 million, respectively, at September 30, 2015.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2015, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2014, 2013, and 2012. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith. All amounts are in thousands, except share data, or as otherwise noted.

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

In 2010 and 2011, we completed the acquisition and integration of four problem or failed banks, three of which were FDIC-assisted. During the third quarter of 2015, we completed the acquisition of Pine River, which is included in our Community Banks of Colorado brand. We have transformed these five banks into one collective banking operation with steadily increasing organic growth, prudent underwriting, and meaningful market share with continued opportunity for expansion. Our long-term business model utilizes our organic development infrastructure, low-risk balance sheet, continuous operational development and a disciplined acquisition strategy to create value and provide opportunities for growth.

As of September 30, 2015, we had $4.8 billion in assets, $2.5 billion in loans, $3.9 billion in deposits and $0.6 billion in equity. We believe that our established presence positions us well for growth opportunities in our current and complementary markets. Our focus is on building strong banking relationships with small to mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid financial services franchise with a sizable presence for deposit gathering and client relationship building necessary for growth.

Operating Highlights and Key Challenges

Our operations resulted in the following highlights as of and for the nine months ended September 30, 2015 (except as noted):

Loan portfolio

•	Grew the loan portfolio $360.7 million, driven by $728.8 million of originations and the acquisition of Pine River.
•	Excluding Pine River, total loans grew $297.8 million, or 18.4% annualized.
•	Successfully exited $58.4 million, or 38.7% annualized, of the remaining non-strategic loan portfolio.

Credit quality

•	Non-310-30 loans
o

Net charge-offs on average non 310-30 loans remained low at 0.05% annualized.  Non 310-30, non-performing loans increased $17.8 million, and resulted in a non 310-30 non-performing loans to total loans ratio of 1.24%.

o	Loss share coverage of 3.9% on non-performing, non ASC 310-30 loans.
•	ASC 310-30 loans
o	Added a net $15.3 million to accretable yield for the acquired loans accounted for under ASC 310-30.
o	310-30 loans represented 8.8% of total loans at September 30, 2015, compared to 12.9% at December 31, 2014.

Client deposit funded balance sheet

•	Average transaction deposits and client repurchase agreements increased $229.9 million, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, or 9.2%.
•	Transaction account balances improved to 67.6% of total deposits as of September 30, 2015 from 64.0% at December 31, 2014, driven by a $149.3 million increase in demand deposits and savings.
•	As of September 30, 2015, total deposits and client repurchase agreements made up 97.1% of our total liabilities.

Revenues and expenses

•	Net interest income totaled $117.0 million and decreased $10.7 million, or 8.4%, from the first nine months of 2014, largely due to lower levels of higher-yielding purchased loans.
•

Net interest margin narrowed to 3.55% on a fully taxable equivalent basis during the nine months ended September 30, 2015, from 3.84% during the nine months ended September 30, 2014, due to the continued resolution of the higher-yielding acquired loan portfolio and higher levels of short-term investments that were driven by an increase in client repurchase agreements.

•

The average annual yield on our loan portfolio was 5.78% for the nine months ended September 30, 2015 compared to 6.67% for the nine months ended September 30, 2014, driven by the increasing originated loan balances at current market rates, coupled with declining balances of higher-yielding purchased loans.

•

Banking related non-interest income totaled $24.4 million during the nine months ended September 30, 2015, an increase of $2.1 million, or 9.2% from the nine months ended September 30, 2014. The increase was attributable to a $0.5 million increase in bank card fee activity, a $0.9 million increase in the gain on sale of mortgages, and a $1.2 million increase in the value of the bank-owned life insurance asset, and is offset by a $0.6 million decrease in service charges.

•

Total non-interest income for the nine months ended September 30, 2015 totaled $6.0 million compared to $3.4 million for the same period in 2014, an increase of $2.6 million. The increase was primarily due to the aforementioned increases in banking fee income.  In addition, the $1.0 million bargain purchase gain and $2.9 million favorable FDIC loss sharing income was offset by $0.9 million higher FDIC indemnification asset amortization and $2.4 million less OREO related income and gains on previously charged-off acquired loans, all totaling an additional $0.6 million increase in non-interest income.

•	Non-interest expense totaled $115.8 million during the first nine months ended September 30, 2015, compared to $116.9 million during the same period in 2014, a decrease of $1.1 million, or 0.9%.
•

Our non-GAAP measure of operating expenses (excludes OREO expenses, problem loan expense, the impact from the change in the warrant liability, core system conversion-related expenses, acquisition-related one-time expenses, and banking center closure related expense accruals) totaled $110.2 million and decreased $2.7 million, or 2.4%, from the nine months ended September 30, 2014.

•

Problem loan/OREO workout expenses totaled $3.1 million for the nine months ended September 30, 2015, decreasing $3.6 million, or 53.6%, from the same period in 2014 as our non-strategic problem asset balances decreased. The decrease was driven by a $3.2 million decline in OREO expenses, and a $0.4 million decrease in problem loan expenses.

Strong capital position

•

Capital ratios are strong as capital position remains well in excess of federal bank regulatory thresholds. As of September 30, 2015, our consolidated tier 1 leverage ratio was 11.5% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 18.8%.

•

The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC indemnification asset, net, in excess of 4.0%, an approximate yield on new loan originations, and discounted at 5%, adds $1.11 per share to our tangible book value per share as of September 30, 2015.

•

During the nine months ended September 30, 2015, we repurchased 8.6 million shares, or 22.2% of outstanding shares, at a weighted average price of $20.16 per share. Since early 2013 and through November 9, 2015, we have repurchased 22.1 million shares, or 42.3% of outstanding shares, at an attractive weighted average price of $19.88 per share.

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

Oil and gas prices declined significantly during 2014 and remained depressed through the third quarter of 2015. The full impact to the broad economy, to banks in general, and to us, is yet to be determined. Energy loans comprise 5.8% of our total loans and prolonged or further pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio. Suppressed energy prices may lead to an increase in consumer spending in the short term, but the decline could have unpredictable secondary impacts such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify.

Our total loan balances increased $360.7 million during the nine months ended September 30, 2015, or 22.3% annualized, on the strength of $728.8 million of loan originations, partially offset by loan paydowns, particularly in our non-strategic portfolio. Our acquired loans have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. The tepid economic recovery and intense loan competition have kept interest rates low during the nine months ended September 30, 2015, limiting the yields we have been able to obtain on originated loans. During the nine months ended September 30, 2015, our weighted average yield on loan originations was 3.58% (fully taxable equivalent), which is lower than the 2014 weighted average yield of our total loan portfolio of 3.86% (fully taxable equivalent). We expect downward pressure on the yields on our total loan portfolio to the extent that our originated loan portfolio does not provide sufficient yields to replace the high yields on the acquired loan portfolio as they pay down or pay off. Growth in our interest income will ultimately be dependent on our ability to generate sufficient volumes of high-quality originated loans.

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

Capital - We monitor our capital levels, including evaluating the effects of share repurchases and potential acquisitions, to ensure continued compliance with regulatory requirements. We review our tier 1 leverage capital ratios, our common equity tier 1 risk-based capital ratios, our tier 1 risk-based capital ratios and our total risk-based capital ratios on a regular basis.

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

Non-interest income - Non-interest income consists of service charges, bank card fees, gains on sales of mortgages, gains on sales of investment securities, gains on previously charged-off acquired loans, OREO related write-ups and other income and other non-interest income. Also included in non-interest income is FDIC indemnification asset amortization and other FDIC loss sharing income (expense), which consists of reimbursement of costs related to the resolution of covered assets, and amortization of our clawback liability. For additional information, see “Application of Critical Accounting Policies-Valuation of Assets Acquired and Liabilities Assumed and Acquisition Accounting Application” and note 2 in our consolidated financial statements in our 2014 Annual Report on Form 10-K. Due to fluctuations in the amortization rates on the FDIC indemnification asset and the amortization of the clawback liability and due to varying levels of expenses and income related to the resolution of covered assets, the FDIC loss sharing income is not consistent on a period-to-period basis and, is expected to decline over time as covered assets are resolved and as the FDIC loss sharing agreements expire over the next fifteen months.

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

In evaluating the financial statement line items described above, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for the periods indicated:

	As of and for the three months ended			As of and for the nine months ended
	September 30, 2015	December 31, 2014	September 30, 2014	September 30, 2015	September 30, 2014
Key Ratios(1)
Return on average assets	0.13%	0.19%	0.27%	0.04%	0.19%
Return on average tangible assets (2)	0.21%	0.26%	0.34%	0.11%	0.26%
Return on average equity	0.98%	1.12%	1.56%	0.28%	1.05%
Return on average tangible common equity (2)	1.64%	1.66%	2.12%	0.81%	1.55%
Interest-earning assets to interest-bearing liabilities (end of period) (3)	134.58%	137.36%	137.71%	134.58%	137.71%
Loans to deposits ratio (end of period)	65.41%	57.55%	57.32%	65.41%	57.32%
Average equity to average assets	13.76%	16.75%	17.50%	14.96%	17.99%
Non-interest bearing deposits to total deposits (end of period)	21.17%	19.45%	19.07%	21.17%	19.07%
Net interest margin (4)	3.47%	3.84%	3.73%	3.50%	3.82%
Net interest margin(fully taxable equivalent)(2)(4)	3.54%	3.87%	3.75%	3.55%	3.84%
Interest rate spread (5)	3.43%	3.75%	3.63%	3.44%	3.72%
Yield on earning assets(5)	3.79%	4.18%	4.05%	3.83%	4.14%
Yield on earning assets (fully taxable equivalent) (2)(3)	3.87%	4.21%	4.07%	3.88%	4.16%
Cost of interest bearing liabilities (3)	0.44%	0.46%	0.44%	0.44%	0.44%
Cost of deposits	0.35%	0.37%	0.37%	0.36%	0.37%
Non-interest expense to average assets	3.18%	2.72%	3.10%	3.18%	3.20%
Efficiency ratio (fully taxable equivalent)(2)(6)	86.25%	84.19%	83.78%	89.55%	85.69%
Dividend payout ratio	100.00%	83.33%	62.50%	375.00%	93.75%

Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	1.14%	0.50%	0.87%	1.14%	0.87%
Covered non-performing loans to total non-performing loans	3.80%	12.18%	8.13%	3.80%	8.13%
Non-performing assets to total assets	1.01%	0.85%	1.37%	1.01%	1.37%
Covered non-performing assets to total non-performing assets	25.77%	48.56%	48.23%	25.77%	48.23%
Allowance for loan losses to total loans	0.94%	0.81%	0.76%	0.94%	0.76%
Allowance for loan losses to total non-covered loans	1.01%	0.89%	0.85%	1.01%	0.85%
Allowance for loan losses to non-performing loans	83.18%	162.89%	87.62%	83.18%	87.62%
Net charge-offs to average loans (1)	0.02%	0.04%	0.09%	0.05%	0.06%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation starting on page 52.

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
(7)

Non-performing loans consist of non-accruing loans and restructured loans on non-accrual, but exclude any loans accounted for under ASC 310-30 in which the pool is still performing. These ratios may, therefore, not be comparable to similar ratios of our peers.

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

A reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures is as follows.

Reconciliation of Non-GAAP Financial Measures

	As of and for the three months ended
	September 30, 2015	December 31, 2014	September 30, 2014
Total shareholders’ equity	$621,193	$794,575	$808,962
Less: goodwill and intangible assets, net	(73,429)	(76,513)	(77,850)
Add: deferred tax liability related to goodwill	7,385	6,222	5,834
Tangible common equity (non-GAAP)	$555,149	$724,284	$736,946

Total assets	$4,788,049	$4,819,646	$4,812,807
Less: goodwill and intangible assets, net	(73,429)	(76,513)	(77,850)
Add: deferred tax liability related to goodwill	7,385	6,222	5,834
Tangible assets (non-GAAP)	$4,722,005	$4,749,355	$4,740,791

Tangible common equity to tangible assets calculations:
Total shareholders’ equity to total assets	12.97%	16.49%	16.81%
Less: impact of goodwill and intangible assets, net	(1.21)%	(1.24)%	(1.27)%
Tangible common equity to tangible assets (non-GAAP)	11.76%	15.25%	15.54%

Common book value per share calculations:
Total shareholders' equity	$621,193	$794,575	$808,962
Divided by: ending shares outstanding	30,318,684	38,884,953	39,862,824
Common book value per share	$20.49	$20.43	$20.29

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$555,149	$724,284	$736,946
Divided by: ending shares outstanding	30,318,684	38,884,953	39,862,824
Tangible common book value per share (non-GAAP)	$18.31	$18.63	$18.49

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$555,149	$724,284	$736,946
Less: accumulated other comprehensive income, net of tax	(8,736)	(5,839)	(1,896)
Tangible common book value, excluding accumulated other comprehensive income, net of tax (non-GAAP)	546,413	718,445	735,050
Divided by: ending shares outstanding	30,318,684	38,884,953	39,862,824
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$18.02	$18.48	$18.44

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the nine nine months ended
	September 30, 2015	December 31, 2014	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$1,636	$2,279	$3,337	$1,541	$6,897
Add: impact of core deposit intangible amortization expense, after tax	829	815	815	2,459	2,445
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$2,465	$3,094	$4,152	$4,000	$9,342

Average assets	$4,819,462	$4,826,444	$4,854,809	$4,867,444	$4,881,890
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	66,575	71,080	72,781	67,473	74,134
Average tangible assets (non- GAAP)	$4,752,887	$4,755,364	$4,782,028	$4,799,971	$4,807,756

Average shareholder's equity	$663,237	$808,636	$849,351	$728,179	$878,233
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	66,575	71,080	72,781	67,473	74,134
Average tangible common equity (non-GAAP)	$596,662	$737,556	$776,570	$660,706	$804,099

Return on average assets	0.13%	0.19%	0.27%	0.04%	0.19%
Return on average tangible assets (non-GAAP)	0.21%	0.26%	0.34%	0.11%	0.26%
Return on average equity	0.98%	1.12%	1.56%	0.28%	1.05%
Return on average tangible common equity (non-GAAP)	1.64%	1.66%	2.12%	0.81%	1.55%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the nine nine months ended
	September 30, 2015	December 31, 2014	September 30, 2014	September 30, 2015	September 30, 2014
Interest income	$42,311	$46,280	$45,492	$127,915	$138,382
Add: impact of taxable equivalent adjustment	822	320	231	1,767	610
Interest income, fully taxable equivalent (non-GAAP)	$43,133	$46,600	$45,723	$129,682	$138,992

Net interest income	$38,682	$42,584	$41,895	$117,016	$127,665
Add: impact of taxable equivalent adjustment	822	320	231	1,767	610
Net interest income, fully taxable equivalent (non-GAAP)	$39,504	$42,904	$42,126	$118,783	$128,275

Average earning assets	$4,423,279	$4,395,091	$4,453,822	$4,469,696	$4,464,363
Yield on earning assets	3.79%	4.18%	4.05%	3.83%	4.14%
Yield on earning assets, fully taxable equivalent (non-GAAP)	3.87%	4.21%	4.07%	3.88%	4.16%
Net interest margin	3.47%	3.84%	3.73%	3.50%	3.82%
Net interest margin, fully taxable equivalent (non-GAAP)	3.54%	3.87%	3.75%	3.55%	3.84%

Adjusted Efficiency Ratio

	As of and for the three months ended			As of and for the nine nine months ended
	September 30, 2015	December 31, 2014	September 30, 2014	September 30, 2015	September 30, 2014
Net interest income	$38,682	$42,584	$41,895	$117,016	$127,665
Add: impact of taxable equivalent adjustment	822	320	231	1,767	610
Net interest income, fully taxable equivalent (non-GAAP)	$39,504	$42,904	$42,126	$118,783	$128,275

Non-interest income (expense)	$3,761	$(5,117)	$1,614	$6,029	$3,421

Non-interest expense	$38,677	$33,149	$37,981	$115,794	$116,854
Less: core deposit intangible asset amortization	(1,359)	(1,336)	(1,336)	(4,031)	(4,008)
Non-interest expense, adjusted for core deposit intangible asset amortization	$37,318	$31,813	$36,645	$111,763	$112,846

Efficiency ratio	87.93%	84.91%	84.22%	90.83%	86.09%
Efficiency ratio, fully taxable equivalent (non-GAAP)	86.25%	84.19%	83.78%	89.55%	85.69%

Operating Expenses

	As of and for the three months ended		As of and for the nine nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Non-interest expense	$38,677	$37,981	$115,794	$116,854
Adjustments:
Other real estate owned expenses	(468)	(594)	(456)	(3,629)
Problem loan expenses	(1,115)	(1,267)	(2,637)	(3,034)
Warrant change	476	1,256	358	2,734
Banking center closure related expenses	—	—	(1,089)	—
Conversion related expenses	(659)	—	(1,235)	—
Acquisition related expenses	(547)	—	(547)	—
Total adjustments	(2,313)	(605)	(5,606)	(3,929)
Operating Expense	$36,364	$37,376	$110,188	$112,925

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

Financial Condition

Total assets remained relatively flat at $4.8 billion at both September 30, 2015 and December 31, 2014. During the nine months ended September 30, 2015, the run-off from the investment securities portfolio and non-strategic loans was used to fund loan growth. Total loans were $2.5 billion at September 30, 2015, and grew $360.7 million, or 22.3% annualized, from December 31, 2014. We originated $728.8 million of loans during the nine months ended September 30, 2015, which grew the balances in our strategic portfolio $419.1 million from December 31, 2014 to September 30, 2015, or an annualized rate of 28.6%. We reduced our non-strategic loan portfolio $58.4 million from December 31, 2014 to $143.3 million at September 30, 2015, or 38.7% annualized, which was a reflection of our successful workout progress on acquired problem loans (many of which were covered). Our FDIC indemnification asset decreased $20.9 million during the nine months ended September 30, 2015, primarily as a result of amortization resulting from an increase in actual and expected cash flows on the underlying covered assets, leading to lower than expected reimbursements from the FDIC. Lower cost demand, savings, and money market ("transaction") deposits increased $209.5 million, or 8.7%, while time deposits decreased $101.1 million, or 7.4%, as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a long-term banking relationship.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $1.2 billion at September 30, 2015, compared to $1.5 billion at December 31, 2014, a decrease of $234.9 million, or 15.9%. During the nine months ended September 30, 2015, maturities and pay downs of available-for-sale securities totaled $242.1 million. There were no purchases of available-for-sale securities during the nine months ended September 30, 2015. Available-for-sale securities acquired from the Pine River acquisition totaled $31.9 million at the date of acquisition. Shortly after the acquisition date, the Company sold $29.8 million of the acquired securities and recorded no gain or loss. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated:

	September 30, 2015				December 31, 2014
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$327,281	$336,372	27.03%	2.16%	$395,244	$404,215	27.33%	2.11%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	911,902	905,357	72.77%	1.74%	1,088,834	1,074,580	72.64%	1.75%
Other securities	2,538	2,538	0.20%	1.87%	419	419	0.03%	0.00%
Total investment securities available-for-sale	$1,241,721	$1,244,267	100.00%	1.85%	$1,484,497	$1,479,214	100.00%	1.85%

As of September 30, 2015 and December 31, 2014, generally the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At September 30, 2015 and December 31, 2014, adjustable rate securities comprised 7.5% and 7.4%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.1% and 2.2% per annum, at September 30, 2015 and December 31, 2014, respectively.

The estimated weighted average life of the available-for-sale MBS portfolio as of September 30, 2015 and December 31, 2014 was 3.5 years and 3.5 years, respectively. This estimate is based on various assumptions, including repayment characteristics, and actual results may differ. At September 30, 2015 and December 31, 2014, the duration of the total available-for-sale investment portfolio was 3.3 years and 3.2 years, respectively.

The available-for-sale investment portfolio included $12.6 million and $21.8 million of gross unrealized losses at September 30, 2015 and December 31, 2014, respectively, which were offset by $15.1 million and $16.5 million of gross unrealized gains for the aforementioned periods. In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily impaired.

 Held-to-maturity

At September 30, 2015, we held $445.1 million of held-to-maturity investment securities, compared to $530.6 million at December 31, 2014, a decrease of $85.5 million, or 16.1%. During the nine months ended September 30, 2015, we did not purchase any held-to-maturity securities. Held-to-maturity investment securities are summarized as follows as of the date indicated:

	September 30, 2015				December 31, 2014
	Amortized	Fair	Percent of	Weighted	Amortized	Fair	Percent of	Weighted
	cost	value	portfolio	average yield	cost	value	portfolio	average yield
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$353,026	$358,812	79.32%	3.25%	$422,622	$428,323	79.65%	3.25%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	92,043	91,336	20.68%	1.68%	107,968	106,314	20.35%	1.68%
Total investment securities held-to-maturity	$445,069	$450,148	100.00%	2.93%	$530,590	$534,637	100.00%	2.93%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $450.1 million and $534.6 million, at September 30, 2015 and December 31, 2014, respectively, and included $5.1 million and $4.0 million of net unrealized gains for the respective periods.

The estimated weighted average life of the held-to-maturity investment portfolio was 3.5 years as of September 30, 2015 and 3.4 years as of December 31, 2014. As of September 30, 2015, the duration of the total held-to-maturity investment portfolio was 3.3 years and the duration of the entire investment securities portfolio was 3.3 years. As of December 31, 2014, the duration of the total held-to-maturity investment portfolio was 3.2 years and the duration of the entire investment securities portfolio was 3.2 years.

Loans Overview

At September 30, 2015, our loan portfolio was comprised of new loans that we originated and loans that were acquired in connection with our five acquisitions to date. The majority of the loans acquired in the Hillcrest Bank and Community Banks of Colorado transaction are covered by loss sharing agreements with the FDIC.

As discussed in note 5 to our unaudited consolidated financial statements, in accordance with applicable accounting guidance, all acquired loans are recorded at fair value at the date of acquisition, and an allowance for loan losses is not carried over with the loans but, rather, the fair value of the loans encompasses both credit quality and contractual interest rate considerations. Management accounted for all loans acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions under ASC 310-30, with the exception of loans with revolving privileges which were outside the scope of ASC 310-30. In our Bank Midwest transaction, we did not acquire all of the loans of the former Bank Midwest but, rather, selected certain loans based upon specific criteria of performance, adequacy of collateral, and loan type that were performing at the time of acquisition. None of the loans acquired in the Bank Midwest transaction are accounted for under ASC 310-30. In our Pine River transaction, none of the loans were accounted for under ASC 310-30.

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

For information regarding the loan portfolio composition and the breakdown of the portfolio between ASC 310-30 loans, non 310-30 loans, along with the amounts that are covered and non-covered, see note 5 to the unaudited consolidated financial statements.

Strategic loans comprised 94.3% of the total loan portfolio at September 30, 2015, compared to 90.7% at December 31, 2014. The table below shows the loan portfolio composition categorized between strategic and non-strategic at the respective dates:

	September 30, 2015			December 31, 2014
	Strategic	Non-strategic	Total	Strategic	Non-strategic	Total
Commercial	$997,676	$20,950	$1,018,626	$765,114	$30,282	$795,396
Agriculture	147,311	1,716	149,027	135,559	1,972	137,531
Owner-occupied commercial real estate	186,983	12,507	199,490	140,729	19,228	159,957
Commercial real estate	342,197	92,568	434,765	275,311	126,326	401,637
Residential real estate	672,008	14,442	686,450	610,583	22,117	632,700
Consumer	33,606	1,164	34,770	33,371	1,817	35,188
Total	$2,379,781	$143,347	$2,523,128	$1,960,667	$201,742	$2,162,409

Our loan portfolio totaled $2.5 billion at September 30, 2015 and increased $360.7 million from December 31, 2014. The 22.3% annualized increase in total loans was primarily driven by a $419.1 million increase in our strategic loan portfolio, partially offset by a $58.4 million decrease in our non-strategic loan portfolio. The increase in strategic loans of $419.1 million, or 28.6% annualized, at September 30, 2015 compared to December 31, 2014, was driven by strong loan originations. We have successfully continued to generate new relationships with small to mid-sized businesses and individuals. We have experienced particularly strong loan growth in our commercial portfolio, which at September 30, 2015, was comprised of diverse industry segments including public administration-related loans of $235.0 million, energy-related loans of $147.5 million, finance and insurance related loans of $103.3 million, manufacturing-related loans of $80.6 million, and a variety of smaller subcategories of commercial and industrial loans.

Our enterprise-level dedicated special asset resolution team has had continued success working out non-strategic loans acquired in our FDIC-assisted transactions, which complimented the repayment of our performing non-strategic loans that do not conform to our business model of in-market relationship-oriented loans with credit metrics commensurate with our current underwriting standards.

Included in our commercial loans are energy-related loans that totaled $147.5 million at September 30, 2015, representing 5.8% of total loans and 3.4% of interest earning assets, and decreased from $161.8 million at December 31, 2014, as clients raised capital, increased cash positions and moderated borrowings in response to oil and natural gas prices that remain at cyclically low levels. Energy production (loans to companies engaged in exploration and production), energy midstream (loans to companies that engage in consolidation, storage, and transportation of oil and gas) and energy services (loans to companies that provide products and services to oil/gas companies), made up 39.7%, 39.0% and 21.3%, respectively, of the total energy related portfolio at September 30, 2015. We have an experienced energy banking team, which includes an in-house petroleum geologist and we have maintained a disciplined approach to energy lending that includes carefully selected clients based on strong balance sheets, low leverage and quality management, and we perform regular reviews. The average loan balance per relationship in the energy sector was $5.3 million at September 30, 2015, and the credit quality of these loans has deteriorated since December 31, 2014. Energy prices declined significantly during 2014 and prolonged or further pricing pressure could increase stress on our energy clients and ultimately the credit quality of this portfolio. However, the capital and liquidity of our energy clients, as well as the conservative loan structures, should protect us against significant credit loss.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. New loan originations of $728.8 million during the nine months ended September 30,

2015, increased $41.8 million, or 6.1%, from the same period of the prior year. The following table represents new loan originations for the last five quarters:

	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter
	2015	2015	2015	2014	2014
Commercial	$151,434	$147,321	$129,120	$102,732	$110,083
Agriculture	11,295	19,019	3,605	4,952	7,014
Owner-occupied commercial real estate	12,095	17,566	12,778	11,139	10,293
Commercial real estate	36,480	38,113	21,898	27,617	33,817
Residential real estate	36,808	44,699	33,042	31,680	35,404
Consumer	5,616	4,669	3,247	4,111	6,678
Total	$253,728	$271,387	$203,690	$182,231	$203,289

The tables below show the contractual maturities of our loans for the dates indicated:

	September 30, 2015
	Due within	Due after 1 but	Due after
	1 Year	within 5 Years	5 Years	Total
Commercial	$102,669	$558,158	$357,799	$1,018,626
Agriculture	38,902	63,318	46,807	149,027
Owner-occupied commercial real estate	19,782	85,012	94,696	199,490
Commercial real estate	80,233	277,517	77,014	434,764
Residential real estate	14,461	39,724	632,266	686,451
Consumer	9,783	18,248	6,739	34,770
Total loans	$265,830	$1,041,977	$1,215,321	$2,523,128
Covered	$91,577	$33,838	$29,641	$155,056
Non-covered	174,253	1,008,139	1,185,680	2,368,072
Total loans	$265,830	$1,041,977	$1,215,321	$2,523,128

	December 31, 2014
	Due within	Due after 1 but	Due after
	1 Year	within 5 Years	5 Years	Total
Commercial	$118,569	$502,622	$174,205	$795,396
Agriculture	36,769	49,032	51,730	137,531
Owner-occupied commercial real estate	19,048	65,963	74,946	159,957
Commercial real estate	93,040	222,984	85,613	401,637
Residential real estate	22,678	37,900	572,122	632,700
Consumer	12,899	16,115	6,174	35,188
Total loans	$303,003	$894,616	$964,790	$2,162,409
Covered	$112,202	$46,152	$35,343	$193,697
Non-covered	190,801	848,464	929,447	1,968,712
Total loans	$303,003	$894,616	$964,790	$2,162,409

The stated interest rate sensitivity (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated:

	September 30, 2015
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial(1)	$441,089	3.46%	$465,909	3.48%	$906,998	3.47%
Agriculture	47,611	4.72%	46,410	4.04%	94,021	4.38%
Owner-occupied commercial real estate	81,715	4.47%	75,411	3.87%	157,126	4.18%
Commercial real estate	142,776	4.56%	151,089	3.43%	293,865	3.98%
Residential real estate	361,662	3.52%	287,571	3.66%	649,233	3.59%
Consumer	17,545	4.85%	4,432	3.66%	21,977	4.60%
Total loans with > 1 year maturity	$1,092,398	3.78%	$1,030,822	3.58%	$2,123,220	3.68%
Covered	$705	4.10%	$13,199	2.90%	$13,904	2.97%
Non-covered	1,091,693	3.78%	1,017,623	3.59%	2,109,316	3.69%
Total loans with > 1 year maturity	$1,092,398	3.78%	$1,030,822	3.58%	$2,123,220	3.68%

(1)	Included in commercial fixed rate loans are loans totaling $246.9 million that have been swapped to variables rates at current market pricing

	December 31, 2014
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial(1)	$222,448	3.80%	$443,305	3.63%	$665,753	3.68%
Agriculture	45,721	4.83%	37,533	4.58%	83,254	4.72%
Owner-occupied commercial real estate	68,723	4.31%	44,482	4.10%	113,205	4.23%
Commercial real estate	118,724	4.59%	109,117	3.41%	227,841	4.02%
Residential real estate	341,833	3.48%	236,365	3.59%	578,198	3.53%
Consumer	13,828	5.32%	4,591	3.95%	18,419	4.97%
Total loans with > 1 year maturity	$811,277	3.91%	$875,393	3.66%	$1,686,670	3.78%
Covered	$814	3.47%	$13,873	2.87%	$14,687	2.91%
Non-covered	810,463	3.91%	861,520	3.67%	1,671,983	3.79%
Total loans with > 1 year maturity	$811,277	3.91%	$875,393	3.66%	$1,686,670	3.78%

(1)	Included in commercial fixed rate loans are loans totaling $68.8 million that have been swapped to variables rates at current market pricing

Accretable Yield

At September 30, 2015, the accretable yield balance was $93.0 million compared to $113.5 million at December 31, 2014. We re-measure the expected cash flows of all 27 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. During the nine months ended September 30, 2015 and 2014, we reclassified a net $15.3 million and $29.1 million, respectively, from non-accretable difference to accretable yield, as a result of these remeasurements.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	September 30, 2015	December 31, 2014
Remaining accretable yield on loans accounted for under ASC 310-30	$93,015	$113,463
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	6,021	7,618
Total remaining accretable yield and fair value mark	$99,036	$121,081

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

Commercial			Single family
		Loss-Coverage			Loss-Coverage
Tranche	Loss Threshold	Percentage	Tranche	Loss Threshold	Percentage
1	Up to $295,592	60%	1	Up to $4,618	60%
2	$295,593-$405,293	0%	2	$4,618-$8,191	30%
3	>$405,293	80%	3	>$8,191	80%

The categories, and the respective loss thresholds and coverage amounts related to the Community Banks of Colorado loss sharing agreement are as follows:

Tranche	Loss Threshold	Loss-Coverage Percentage
1	Up to $204,194	80%
2	$204,195-$308,020	30%
3	>$308,020	80%

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

As of September 30, 2015, we had incurred $200.5 million of estimated losses on our Hillcrest Bank covered assets since the beginning of the loss sharing agreement as measured by the FDIC's book value, substantially all of which was related to the commercial assets. The Hillcrest Bank loss sharing agreement covers losses incurred through the fourth quarter of 2015. As of September 30, 2015, there were 98 remaining covered assets totaling $72.9 million. Of these, there were 33 covered loans with carrying values of $31.9 million that were either past due or that have scheduled maturities after the end of the loss share term, and there were eight covered OREO assets with carrying values of $4.6 million. Per the loss-sharing agreements with the FDIC, we must continue to share gains and recoveries on covered assets for three years after the expiration of the loss-sharing periods.  Within 45 days after the expiration of the loss-sharing agreements, the Company must pay the FDIC the clawback liability, which is included in Due to FDIC on the statements of financial condition. With regard to our Community Banks of Colorado loss sharing agreement, as of September 30, 2015, we had incurred approximately $134.8 million of estimated losses. The claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements. The Community Banks of Colorado loss sharing agreement covers losses through the fourth quarter of 2016. We continue to discuss with the FDIC a potential early termination of the loss sharing agreements.

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

1.	Any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments; and
2.	25.8% of our non-performing assets (by dollar amount) at September 30, 2015 were covered by loss sharing agreements with the FDIC.

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

Our internal risk rating system uses a series of grades which reflect our assessment of the credit quality of covered and non-covered loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements. Loans that are perceived to have acceptable risk are categorized as “Pass” loans. “Special mention” loans represent loans that have potential credit weaknesses that deserve close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower's ability to meet debt service requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “Substandard” have a well-defined credit weakness and are inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. Although these loans are identified as potential problem loans, they may never become non-performing. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes that collection of payments in accordance with the terms of the loan agreement are highly questionable and improbable. Doubtful loans are deemed impaired and put on non-accrual status. Special mention and substandard loans increased during the nine months ended September 30, 2015 compared to December 31, 2014. Special mention and substandard loans were at a very low base level as of Decembers 31, 2014, and some migration is expected.

In the event of borrower default, we may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying or restructuring a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such restructured loans are considered “troubled debt restructurings” or "TDRs" in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. Under this guidance, modifications to loans that fall within the scope of ASC 310-30 are not considered troubled debt restructurings, regardless of otherwise meeting the definition of a troubled debt restructuring. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL and any subsequent declines in carrying value charged to impairments on OREO.

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

Our non-performing assets included $1.1 million and $1.3 million of covered loans and $11.4 million and $18.5 million of covered OREO at September 30, 2015 and December 31, 2014, respectively. In addition to being covered by loss sharing agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.

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

All loans accounted for under ASC 310-30 were classified as performing assets at September 30, 2015, as the carrying values of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented:

	September 30, 2015			December 31, 2014
	Non-			Non-
	covered	Covered	Total	covered	Covered	Total
Non-accrual loans:
Commercial	$929	$57	$986	$110	$111	$221
Agriculture	2,008	—	2,008	130	—	130
Owner-occupied commercial real estate	414	—	414	385	—	385
Commercial real estate	934	—	934	222	—	222
Residential real estate	2,918	—	2,918	2,845	—	2,845
Consumer	28	—	28	37	—	37
Total non-accrual loans	7,231	57	7,288	3,729	111	3,840
Restructured loans on non-accrual:
Commercial	19,320	32	19,352	3,993	1	3,994
Agriculture	34	81	115	164	201	365
Owner-occupied commercial real estate	276	67	343	364	94	458
Residential real estate	693	852	1,545	1,056	910	1,966
Consumer	2	—	2	190	—	190
Total restructured loans on non-accrual	20,325	1,032	21,357	5,767	1,206	6,973
Total non-performing loans	27,556	1,089	28,645	9,496	1,317	10,813
OREO	7,607	11,427	19,034	10,653	18,467	29,120
Other repossessed assets	894	—	894	829	20	849
Total non-performing assets	$36,057	$12,516	$48,573	$20,978	$19,804	$40,782
Loans 90 days or more past due and still accruing interest	$266	$—	$266	$188	$75	$263
Accruing restructured loans(1)	$9,324	$1,704	$11,028	$9,489	$9,786	$19,275
ALL			$23,827			$17,613
Total non-performing loans to non-covered, covered and total loans, respectively	1.16%	0.70%	1.14%	0.48%	0.68%	0.50%
Loans 90 days or more past due and still accruing interest to non-covered, covered and total loans, respectively	0.01%	0.00%	0.01%	0.01%	0.04%	0.01%
Total non-performing assets to total assets			1.01%			0.85%
ALL to non-performing loans			83.18%			162.89%

(1)	Includes restructured loans less than 90 days past due and still accruing.

During the nine months ended September 30, 2015, total non-performing loans increased $17.8 million. Non-covered non-performing loans increased $18.1 million from December 31, 2014 to September 30, 2015, primarily due to two energy-related non 310-30 relationships in the commercial segment, totaling $12.1 million that were restructured and placed on non-accrual status at September 30, 2015. During the nine months ended September 30, 2015, accruing TDRs decreased $8.2 million. The decrease was a result of an improvement of restructured loans in compliance with their modified terms, partially offset with the addition of a restructured $6.7 million relationship in the commercial segment.

The $19.0 million of OREO at September 30, 2015 excludes $5.5 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO. During the nine months ended September 30, 2015, $1.1 million of OREO was foreclosed on or otherwise repossessed and $14.3 million of OREO was sold. The OREO sales resulted in $2.3 million of gains, of which $1.3 million, or 57%, were covered and subject to reimbursement to the FDIC at the applicable loss-share coverage percentage. OREO write-downs of $0.8 million were recorded during the nine months ended September 30, 2015, of which $0.5 million, or 65.7%, were covered by FDIC loss sharing agreements.

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Covered and non-covered loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are generally considered to be performing as is further described above under “Non-Performing Assets.” The table below shows the past due status of loans accounted for under ASC 310-30 and loans not accounted for under ASC 310-30, based on contractual terms of the loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	ASC 310-30	Non ASC	Total	ASC 310-30	Non ASC	Total
	loans	310-30 loans	loans	loans	310-30 loans	loans
Loans 30-89 days past due and still accruing interest	$2,035	$1,561	$3,596	$7,016	$1,142	$8,158
Loans 90 days past due and still accruing interest	18,942	266	19,208	33,834	263	34,097
Non-accrual loans	—	7,288	7,288	—	3,840	3,840
Restructured loans on non-accrual	—	21,357	21,357	—	6,973	6,973
Total past due and non-accrual loans	$20,977	$30,472	$51,449	$40,850	$12,218	$53,068
Total past due covered loans	$19,605	$1,088	$20,693	$35,707	$1,392	$37,099
Total 90 days past due and still accruing interest and non-accrual loans to 310-30 loans, non 310-30 loans and total loans, respectively	8.58%	1.26%	1.90%	12.10%	0.59%	2.08%
Total non-accrual loans to 310-30 loans, non 310-30 loans and total loans, respectively	0.00%	1.24%	1.14%	0.00%	0.57%	0.50%
% of total past due and non-accrual loans that carry fair value adjustments	100.00%	14.21%	49.19%	100.00%	34.66%	84.96%
% of total past due and non-accrual loans that are covered by FDIC loss sharing agreements	93.46%	3.57%	40.22%	87.41%	11.39%	69.91%

Loans 30-89 days past due and still accruing interest decreased by $4.6 million from December 31, 2014 to September 30, 2015, and loans 90 days or more past due and still accruing interest decreased $14.9 million at September 30, 2015 compared to December 31, 2014, primarily due to a loan payoff during the period, for a collective decrease in total past due loans of $19.5 million. Non-accrual loans (excluding restructured loans on non-accrual) increased $3.4 million from December 31, 2014 to September 30, 2015.  Restructured loans on non-accrual increased $14.4 million from December 31, 2014 to September 30, 2015. The increase was primarily due to two energy-related relationships, totaling $12.1 million at September 30, 2015, that were placed on non-accrual status.

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

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses and, for loans covered by loss sharing agreements with the FDIC, a related adjustment to the FDIC indemnification asset for the portion of the loss that is covered by the loss sharing agreements. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the nine months ended September 30, 2015 and 2014, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

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

Management derives an estimated annual loss rate adjusted for an estimated loss emergence period based on historical loss data categorized by segment and class. The loss rates are applied at the loan segment and class level. Our historical loss history began in 2012, resulting in minimal losses in our originated portfolio. In order to address this lack of historical data, we incorporate not only our own historical loss rates since the beginning of 2012, but we also utilize peer historical loss data, including a 28-quarter historical average net charge-off ratio on each loan type, relying on the Uniform Bank Performance Reports compiled by the Federal Financial Institutions Examinations Council (“FFIEC”). We may also apply a long-term estimated loss rate to pass rated credits as necessary to account for inherent risks to the portfolio. While we use our own loss history and peer loss history for both purchased and originated loans, we assign a higher portion of our own loss history to our purchased loans, because those loans are more seasoned and more of the actual losses in the portfolio have historically been in the purchased portfolio. For originated loans, we assign an equal portion of the peer loss history, as we believe that this is likely more indicative of losses inherent in the portfolio.

The collective resulting ALL for loans not accounted for under ASC 310-30 is calculated as the sum of the specific reserves and the general reserves. While these amounts are calculated by individual loan or segment and class, the entire ALL is available for any loan that, in our judgment, should be charged-off.

Non 310-30 ALL

During the three and nine months ended September 30, 2015, we recorded $3.6 million and $6.9 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth and specific reserves on certain non-performing loans. Net charge-offs for non ASC 310-30 loans during the three and nine months ended September 30, 2015 totaled $124 thousand and $793 thousand, respectively, and were primarily from the consumer and residential real estate loan segments. At September 30, 2015, there were fourteen impaired loans that carried specific reserves totaling $3.2 million compared to five impaired loans that carried specific reserves totaling $0.3 million at December 31, 2014.

During the three and nine months ended September 30, 2014, we recorded $1.7 million and $5.3 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth and specific reserves on certain non-performing loans. During the three and nine months ended September 30, 2014, net charge-offs totaled $496 thousand and $836 thousand, respectively, and were primarily from the residential real estate, consumer, and commercial loan segments. At September 30, 2014, there were seven impaired loans that carried specific reserves totaling $0.2 million compared to eight impaired loans that carried specific reserves totaling $0.9 million at December 31, 2013.

310-30 ALL

During the three and nine months ended September 30, 2015, several loan pools accounted for under ASC 310-30 had combined impairments of $152 thousand and $331 thousand, respectively, as a result of decreases in expected cash flows. The remaining pools had net previous valuation allowances of $40 thousand and $162 thousand, during the three and nine months ended September 30, 2015, respectively, that were reversed as a result of an increase in expected cash flows. The result of this activity resulted in net provision of $110 thousand and $169 thousand during the three and nine months ended September 30, 2015, respectively.

During the three and nine months ended September 30, 2014, several loans pools accounted for under ASC 310-30 had previous valuation allowances of $191 thousand and $371 thousand, respectively, that were reversed as a result of an increase in expected cash flows. The remaining loan pools had minimal impairments during the three and nine months ended September 30, 2014, respectively, as a result of decreases in expected cash flows. This activity resulted in net provision reversals of $191 thousand and $335 thousand during the three and nine months ended September 30, 2014, respectively.

After considering the above mentioned factors, we believe that the ALL of $23.8 million and $17.6 million was adequate to cover probable losses inherent in the loan portfolio at September 30, 2015 and December 31, 2014, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the three months ended September 30, 2015 and 2014:

	September 30, 2015			September 30, 2014
	ASC 310-30	Non 310-30		ASC 310-30	Non 310-30
	loans	loans	Total	Loans	Loans	Total
Beginning allowance for loan losses	$765	$19,476	$20,241	$1,098	$14,474	$15,572
Charge-offs:
Commercial	—	(12)	(12)	—	(86)	(86)
Agriculture	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate	—	(26)	(26)	—	(470)	(470)
Consumer	—	(174)	(174)	—	(230)	(230)
Total charge-offs	—	(212)	(212)	—	(786)	(786)
Recoveries	—	88	88	—	290	290
Net charge-offs	—	(124)	(124)	—	(496)	(496)
Provision (recoupment) for loan loss	110	3,600	3,710	(191)	1,706	1,515
Ending allowance for loan losses	$875	$22,952	$23,827	$907	$15,684	$16,591

Ratio of annualized net charge-offs to average total loans during the period, respectively	0.00%	0.02%	0.02%	0.00%	0.11%	0.09%

Average total loans outstanding during the period	$230,978	$2,184,169	$2,415,147	$341,405	$1,763,279	$2,104,684

The following schedule presents, by class stratification, the changes in the ALL during the nine months ended September 30, 2015 and 2014:

	September 30, 2015			September 30, 2014
	ASC 310-30	Non 310-30		ASC 310-30	Non 310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$721	$16,892	$17,613	$1,280	$11,241	$12,521
Charge-offs:
Commercial	—	(17)	(17)	(2)	(498)	(500)
Agriculture	—	(47)	(47)	—	—	—
Commercial real estate	—	(222)	(222)	—	—	—
Residential real estate	—	(200)	(200)	—	(539)	(539)
Consumer	(14)	(740)	(754)	(36)	(585)	(621)
Total charge- offs	(14)	(1,226)	(1,240)	(38)	(1,622)	(1,660)
Recoveries	—	433	433	—	786	786
Net charge-offs	(14)	(793)	(807)	(38)	(836)	(874)
Provision (recoupment) for loan loss	168	6,853	7,021	(335)	5,279	4,944
Ending allowance for loan losses	$875	$22,952	$23,827	$907	$15,684	$16,591
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.01%	0.05%	0.05%	0.01%	0.07%	0.06%
Ratio of ALL to total loans outstanding at period end, respectively	0.40%	1.00%	0.94%	0.28%	0.85%	0.76%
Ratio of ALL to total non-covered loans outstanding at period end, respectively	0.94%	1.01%	1.01%	0.66%	0.86%	0.85%
Ratio of ALL to total non-performing loans at period end, respectively	0.00%	80.13%	83.18%	0.00%	82.83%	87.62%
Ratio of ALL to total non-performing, non-covered loans at period end, respectively	0.00%	83.29%	86.47%	0.00%	90.16%	95.37%
Total loans	$220,892	$2,302,236	$2,523,128	$320,593	$1,850,779	$2,171,372
Average total loans outstanding during the period	$246,951	$2,033,733	$2,280,684	$384,215	$1,624,839	$2,009,054
Total non-covered loans	$92,603	$2,275,469	$2,368,072	$137,107	$1,814,797	$1,951,904
Total non-performing loans	$—	$28,645	$28,645	$—	$18,936	$18,936
Total non-performing, covered loans	$—	$1,089	$1,089	$—	$1,540	$1,540

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	September 30, 2015
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$1,018,626	40.4%	$12,724	53.3%
Agriculture	149,027	5.9	1,516	6.4
Commercial real estate	634,255	25.1	4,359	18.3
Residential real estate	686,450	27.2	4,831	20.3
Consumer and overdrafts	34,770	1.4	397	1.7
Total	$2,523,128	100.0%	$23,827	100.0%

	December 31, 2014
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$795,396	36.8%	$8,598	48.8%
Agriculture	137,531	6.4	1,009	5.7
Commercial real estate	561,594	26.0	3,819	21.7
Residential real estate	632,700	29.2	3,771	21.4
Consumer and overdrafts	35,188	1.6	416	2.4
Total	$2,162,409	100.0%	$17,613	100.0%

The ALL allocated to commercial loans increased to 53.3% at September 30, 2015 from 48.8% at December 31, 2014, largely due to provisions of $4.0 million added in the non 310-30 portfolio during the period, as a result of loan growth and specific reserves on certain non-accrual loans.

FDIC Indemnification Asset and Clawback Liability

At September 30, 2015, the FDIC indemnification asset was $18.2 million, compared to $39.1 million at December 31, 2014. In the three and nine months ended September 30, 2015, we recognized $5.8 million and $20.8 million, respectively, of amortization on the FDIC indemnification asset as the performance of our covered assets improved. The amortization resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is primarily reflected in the increased accretable yield on loans accounted for under ASC 310-30, as most of the FDIC covered assets are accounted for under this guidance. The carrying value of the FDIC indemnification asset was increased by $2.6 million during the nine months ended September 30, 2015 as a result of FDIC loss share submissions. During the nine months ended September 30, 2015, we paid a net $2.6 million to the FDIC for the aforementioned submissions. The loss claims filed are subject to review and approval, including extensive audits, by the FDIC or its assigned agents for compliance with the terms in the loss sharing agreements.

During the three and nine months ended September 30, 2014, we recognized $6.3 million and $19.8 million, respectively, of amortization related to the FDIC indemnification asset as a result of improved performance of our covered assets. We also decreased the carrying value of the FDIC indemnification asset by $181 thousand as a result of FDIC loss share submissions during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we received a net $181 thousand from the FDIC for the aforementioned submissions.

The purchase and assumption agreements include a "clawback" provision.  Within 45 days of the end of each of the loss sharing agreements with the FDIC, we may be required to reimburse the FDIC in the event that our losses on covered assets do not reach the second tranche in each related loss sharing agreement, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At September 30, 2015 and December 31, 2014, this clawback liability was carried at $38.7 million and $36.3 million, respectively, and is included in Due to FDIC in our unaudited consolidated statements of financial condition.

Other Assets

Significant components of other assets were as follows as of the periods indicated:

	September 30, 2015	December 31, 2014
Deferred tax asset	$53,195	$45,506
Accrued income taxes receivable	7,943	5,743
Bank-owned life insurance	49,913	44,242
Minority interest in participated other real estate owned	5,450	8,082
Accrued interest on loans	9,607	7,199
Accrued interest on interest bearing bank deposits and investment securities	3,917	4,266
Other miscellaneous assets	12,866	9,782
Total other assets	$142,891	$124,820

Other assets totaled $142.9 million and $124.8 million at September 30, 2015 and December 31, 2014, respectively, and increased $18.1 million, or 14.5%, during the nine months ended September 30, 2015. The deferred tax assets increased $7.7 million during the nine months ended September 30, 2015, which was primarily attributable to the reversal of the deferred tax liability related to the FDIC indemnification asset and the acquisition of Pine River, and was offset by the write-off of $1.7 million deferred tax assets on certain stock-based compensation awards granted to former executives which expired in the current year. Other miscellaneous assets increased $3.1 million, or 31.5%, from December 31, 2014 to September 30, 2015, primarily due to an increase in derivative assets, further discussed in note 16 of our unaudited consolidated financial statements, and acquired Pine River other assets.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated:

	September 30, 2015	December 31, 2014
Accrued expenses	$14,704	$15,192
Pending loan purchase settlement	—	10,038
Accrued contract termination expenses	4,465	4,110
Accrued interest payable	4,594	3,608
Warrant liability	2,602	3,328
Other miscellaneous liabilities	17,654	7,044
Total other liabilities	$44,019	$43,320

Other liabilities totaled $44.0 million and $43.3 million at September 30, 2015 and December 31, 2014, respectively, and increased $0.7 million, or 1.6%, during the nine months ended September 30, 2015. Pending loan purchase settlements decreased $10.0 million from December 31, 2014 to September 30, 2015, due to settlements of loans purchased during 2014 that settled during the first quarter of 2015. Other miscellaneous liabilities increased $10.6 million, or 150.6%, during the nine months ended September 30, 2015, primarily due to an increase in derivative liabilities, further discussed in note 16 of our unaudited consolidated financial statements, and acquired Pine River other liabilities.

We have outstanding warrants to purchase 725,750 shares of our common stock, which are classified as a liability and included in other liabilities in our unaudited consolidated statements of financial condition. We revalue the warrants at the end of each reporting period using a Black-Scholes model and any change in fair value is reported in the unaudited statements of operations as “Gain from change in fair value of warrant liability” in non-interest expense in the period in which the change occurred. The warrant liability decreased $0.7 million during the nine months ended September 30, 2015 to $2.6 million. The value of the warrant liability, and the expense that results from an increase to this liability, is correlated to our stock price. Accordingly, an increase in our stock price generally results in an increase in the warrant liability and the associated expense and vice versa. More information on the accounting and measurement of the warrant liability can be found in note 13 of our unaudited consolidated financial statements in this quarterly report or in notes 2 and 17 in our audited consolidated financial statements in our 2014 Annual Report on Form 10-K.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Non-interest bearing demand deposits	$820,269	21.2%	$732,580	19.5%
Interest bearing demand deposits	408,341	10.5	386,121	10.3
Savings accounts	346,240	8.9	255,246	6.8
Money market accounts	1,043,814	27.0	1,035,190	27.4
Total transaction deposits	2,618,664	67.6	2,409,137	64.0
Time deposits < $100,000	789,855	20.4	859,910	22.8
Time deposits > $100,000	466,118	12.0	497,141	13.2
Total time deposits	1,255,973	32.4	1,357,051	36.0
Total deposits	$3,874,637	100.0%	$3,766,188	100.0%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of September 30, 2015:

September 30, 2015
Three months or less	$105,191
Over 3 months through 6 months	80,476
Over 6 months through 12 months	128,060
Thereafter	152,391
Total time deposits > $100,000	$466,118

During the nine months ended September 30, 2015, our total deposits increased $108.4 million, or 2.9%. Non-interest bearing demand deposits increased to $820.3 million at September 30, 2015, an annualized increase of 16.0% from December 31, 2014, while time deposits decreased $101.1 million, or 7.4% from December 31, 2014. As a result, the mix of transaction deposits to total deposits improved to 67.6% at September 30, 2015, from 64.0% at December 31, 2014 as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a long-term banking relationship. At September 30, 2015 and December 31, 2014, we had $0.8 billion and $0.9 billion, respectively, of time deposits that were scheduled to mature within 12 months. Of the $0.8 billion in time deposits scheduled to mature within 12 months at September 30, 2015, $0.3 billion were in denominations of $100,000 or more, and $0.5 billion were in denominations less than $100,000.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges, bank card income, FDIC indemnification asset amortization and FDIC loss sharing income (expense). Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, telecommunications data processing expense and intangible asset amortization. Any expenses related to the resolution of covered assets are also included in non-interest expense.

Overview of Results of Operations

We recorded net income of $1.6 million and $1.5 million, or $0.05 and $0.04 per diluted share, during the three and nine months ended September 30, 2015, respectively, compared to net income of $3.3 million and $6.9 million, or $0.08 and $0.16 per diluted share, during the three and nine months ended September 30, 2014, respectively. Net interest income totaled $38.7 million and $117.0 million during the three and nine months ended September 30, 2015, respectively, and decreased $3.2 million and $10.6 million, or 7.7% and 8.3%, from the three and nine months ended September 30, 2014, respectively. The decrease in interest income was largely attributable to lower levels of higher-yielding purchased loans. Average interest earning assets remained relatively stable at $4.4 billion and $4.5 billion during the three and nine months ended September 30, 2015, respectively and $4.5 billion for the three and nine months ended September 30, 2014, as increases in the originated loan portfolio and cash offset a reduction in the investment portfolio and non-strategic purchased loans. The continued resolution of the higher-yielding acquired non-strategic loan portfolio led to a 21 basis point and 29 basis point narrowing of the net interest margin to 3.54% and 3.55% (fully taxable equivalent) for the three and nine months ended September 30, 2015 from the three and nine months ended September 30, 2014.

Provision for loan loss expense was $3.7 million and $7.0 million during the three and nine months ended September 30, 2015, respectively, compared to $1.5 million and $4.9 million during the three and nine months ended September 30, 2014, respectively. The increase in provision year-over-year was primarily due to loan growth and specific reserves on certain non-accrual loans during the nine months ended September 30, 2015.

Non-interest income was $3.8 million and $6.0 million during the three and nine months ended September 30, 2015, respectively, compared to $1.6 million and $3.4 million during the three and nine months ended September 30, 2014, respectively. The $2.2 million and $2.6 million increases during the three and nine months ended September 30, 2015, respectively, compared to the prior periods were largely related to fluctuations in FDIC loss sharing income. The three and nine months ended September 30, 2015, also included a $1.0 million bargain purchase gain from the acquisition of Pine River.

Non-interest expense totaled $38.7 million and $115.8 million during the three and nine months ended September 30, 2015, respectively, compared to $38.0 million and $116.9 million during the three and nine months ended September 30, 2014, respectively, an increase of $0.7 million, or 1.8%, from the three months ended September 30, 2014; and a decrease of $1.1 million, or 0.9%, from the nine months ended September 30, 2014. Operating expenses decreased $1.1 million and $2.7 million, or 2.7% and 2.4%, during the three and nine months ended September 30, 2015, respectively, as a result of management expense initiatives, led by lower health care costs, data processing and telecommunications expenses and insurance costs. OREO and problem loan expenses declined $0.3 million and $3.6 million during the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014, primarily due to lower levels of OREO and problem loans. Core system conversion and acquisition related expenses totaled $1.8 million during the first nine months of 2015. Banking center closure related expense accruals totaled $1.1 million in the first nine months of 2015 due to fair value impairment charges on banking centers classified as held-for-sale.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended September 30, 2015 and 2014:

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
ASC 310-30 loans	$230,978	$11,262	19.50%	$341,405	$14,368	16.83%
Non 310-30 loans (1)(2)(3)(4)	2,193,383	22,210	4.02%	1,767,106	19,266	4.33%
Investment securities available-for-sale	1,286,897	5,929	1.84%	1,614,621	7,693	1.91%
Investment securities held-to- maturity	461,530	3,215	2.79%	575,289	4,056	2.82%
Other securities	27,059	319	4.72%	21,649	245	4.53%
Interest earning deposits and securities purchased under agreements to resell	223,432	198	0.35%	133,752	95	0.28%
Total interest earning assets(4)	$4,423,279	$43,133	3.87%	$4,453,822	$45,723	4.07%
Cash and due from banks	$66,288			$57,056
Other assets	351,071			360,532
Allowance for loan losses	(21,176)			(16,601)
Total assets	$4,819,462			$4,854,809
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,780,799	$1,167	0.26%	$1,689,692	$1,092	0.26%
Time deposits	1,268,476	2,257	0.71%	1,412,916	2,471	0.69%
Securities sold under agreements to repurchase	182,071	37	0.08%	104,020	34	0.13%
Federal Home Loan Bank advances	40,000	168	1.67%	—	—	0.00%
Total interest bearing liabilities	$3,271,346	$3,629	0.44%	$3,206,628	$3,597	0.44%
Demand deposits	$810,895			$715,198
Other liabilities	73,984			83,632
Total liabilities	4,156,225			4,005,458
Shareholders’ equity	663,237			849,351
Total liabilities and shareholders’ equity	$4,819,462			$4,854,809
Net interest income		$39,504			$42,126
Interest rate spread			3.43%			3.63%
Net interest earning assets	$1,151,933			$1,247,194
Net interest margin(4)			3.54%			3.75%
Ratio of average interest earning assets to average interest bearing liabilities	135.21%			138.89%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $2.0 billion and $1.5 billion, interest income of $18.3 million and $15.4 million, with yields of 3.69% and 4.07% for the three months ended September 30, 2015 and 2014, respectively.

(3)

Non 310-30 loans include loans held-for-sale.  Average balances during the three months ended September 30, 2015 and 2014 were $9.2 million and $3.8 million, and interest income was $192 thousand and $81 thousand for the same periods, respectively.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%.  The taxable equivalent adjustments included above are $822 thousand and $231 thousand for the three months ended September 30, 2015 and 2014, respectively.

Net interest income on a fully taxable equivalent basis totaled $39.5 million for the three months ended September 30, 2015 and decreased $2.6 million from $42.1 million during the same period in 2014, largely due to lower levels of higher-yielding purchased loans. The average interest earning assets remained relatively flat from the same period last year, as decreases in non-strategic loans and investments were offset by increases in strategic loans. The net interest margin narrowing of 21 basis points was driven by a decrease in the yield on interest earning assets to 3.87% during the three months ended September 30, 2015 from 4.07% during the three months ended September 30, 2014, primarily driven by a decrease in the average balances of higher yielding ASC 310-30 loans.

Average loans comprised $2.4 billion, or 54.8%, of total average interest earning assets during the three months ended September 30, 2015, compared to $2.1 billion, or 47.3%, of total average interest earning assets during the three months ended September 30, 2014. The increase in average loan balances is reflective of our loan originations outpacing the exit of the acquired non-strategic loans. The yield on the ASC 310-30 loan portfolio was 19.50% during the three months ended September 30, 2015, compared to 16.83% during the same period the prior year. This increase was attributable to the effects of the favorable transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining lives of these loans.

Average investment securities comprised 39.5% of total interest earning assets during the three months ended September 30, 2015 compared to 49.2% during the three months ended September 30, 2014. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as we have utilized the runoff of the investment portfolio to fund loan originations. Short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, increased to 5.1% of interest earning assets compared to 3.0% during the prior period, primarily due to increased cash from client repurchase agreements on deposit.

Average balances of interest bearing liabilities increased $64.7 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, driven by a $78.1 million increase in securities sold under agreements to repurchase and a $40.0 million increase in FHLB advances, partially offset by a $144.4 million decline in average time deposits. Total interest expense related to interest bearing liabilities was $3.6 million during both the three months ended September 30, 2015 and September 30, 2014, at an average cost of 0.44% during both periods.  Additionally, the total cost of deposits was 0.35% and 0.37%, respectively, for the three months ended September 30, 2015 and September 30, 2014.

The table below presents the components of net interest income on a fully taxable equivalent basis for the nine months ended September 30, 2015 and 2014:

	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
ASC 310-30 loans	$246,951	$35,728	19.29%	$384,215	$46,646	16.19%
Non 310-30 loans (1)(2)(3)(4)	2,033,733	62,836	4.13%	1,627,720	53,668	4.41%
Investment securities available-for-sale	1,367,503	19,164	1.87%	1,698,404	24,614	1.93%
Investment securities held-to- maturity	490,402	10,316	2.80%	603,459	12,909	2.85%
Other securities	27,070	963	4.74%	25,470	904	4.73%
Interest earning deposits and securities purchased under agreements to resell	304,037	675	0.30%	125,095	251	0.27%
Total interest earning assets(4)	$4,469,696	$129,682	3.88%	$4,464,363	$138,992	4.16%
Cash and due from banks	$60,182			$58,009
Other assets	357,222			374,372
Allowance for loan losses	(19,656)			(14,854)
Total assets	$4,867,444			$4,881,890
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,740,976	$3,340	0.26%	$1,709,382	$3,248	0.25%
Time deposits	1,300,832	6,934	0.71%	1,437,209	7,377	0.69%
Securities sold under agreements to repurchase	216,071	127	0.08%	94,027	92	0.13%
Federal Home Loan Bank advances	40,000	498	1.66%	—	—	0.00%
Total interest bearing liabilities	$3,297,879	$10,899	0.44%	$3,240,618	$10,717	0.44%
Demand deposits	$767,755			$691,529
Other liabilities	73,631			71,510
Total liabilities	4,139,265			4,003,657
Shareholders’ equity	728,179			878,233
Total liabilities and shareholders’ equity	$4,867,444			$4,881,890
Net interest income		$118,783			$128,275
Interest rate spread			3.44%			3.72%
Net interest earning assets	$1,171,817			$1,223,745
Net interest margin(4)			3.55%			3.84%
Ratio of average interest earning assets to average interest bearing liabilities	135.53%			137.76%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $1.8 billion and $1.3 billion, interest income of $51.3 million and $41.0 million, and yields of 3.77% and 4.08% for the nine months ended September 30, 2015 and 2014, respectively.

(3)

Non 310-30 loans include loans held-for-sale. Average balances during the nine months ended September 30, 2015 and 2014 were $6.3 million and $2.9 million, and interest income was $423 thousand and $184 thousand for the same periods, respectively.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $1,767 thousand and $610 thousand for the nine months ended September 30, 2015 and 2014, respectively.

On a fully taxable equivalent basis, net interest income totaled $118.8 million and $128.3 million for the nine months ended September 30, 2015 and 2014, respectively, and decreased $9.5 million, or 7.4%, largely due to lower levels of higher-yielding purchased loans. Average interest earning assets remained relatively stable totaling $4.5 billion at both September 30, 2015 and September 30, 2014, as increases in the originated loan portfolio offset a reduction in the investment portfolio and non-strategic purchased loans. The continued resolution of the higher-yielding acquired non-strategic loan portfolio led to a 29 basis point narrowing of the net interest margin to 3.55% at September 30, 2015 from 3.84% at September 30, 2014 (fully taxable equivalent).

Average loans comprised $2.3 billion, or 51.0%, of total average interest earning assets during the nine months ended September 30, 2015, compared to $2.0 billion, or 45.1%, of total average interest earning assets, during the nine months ended September 30, 2014. The continued resolution of the acquired non-strategic loan portfolio was more than offset by strong organic growth in the strategic loan portfolio. The yield on the ASC 310-30 loan portfolio was 19.29% during the nine months ended September 30, 2015, compared to 16.19% during the same period of the prior year. This increase in yield was attributable to the effects of the favorable transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loans.

Average investment securities comprised 41.6% of total interest earning assets during the nine months ended September 30, 2015, compared to 51.6% during the nine months ended September 30, 2014. The decreases in the investment portfolio were a result of scheduled paydowns and reflect the re-mixing of the interest-earning assets as we have utilized the runoff of the investment portfolio to fund loan originations. Short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, increased to 6.8% of interest earning assets compared to 2.8% during the prior period, primarily due to increased cash from client repurchase agreements on deposit.

Average balances of interest bearing liabilities during the nine months ended September 30, 2015 increased $57.3 million compared to the nine months ended September 30, 2014, driven by a $122.0 million increase in securities sold under agreements to repurchase, a $31.7 million increase in interest bearing demand, savings and money market deposits, and an increase of $40.0 million in FHLB advances, partially offset by a $136.4 million decrease in average time deposits. During the nine months ended September 30, 2015, total interest expense related to interest bearing liabilities was $10.9 million, an increase of $182 thousand, or 1.7%, compared to $10.7 million during the nine months ended September 30, 2014. We have increased our average transaction deposits (defined as total deposits less time deposits) and client repurchase agreements as a percentage of average total deposits and client repurchase agreements to 67.7% during the nine months ended September 30, 2015 from 63.4% during the nine months ended September 30, 2014, primarily due to the increase of $122.0 million in securities sold under agreements to repurchase and a $76.2 million increase in average demand deposits. The mix of transaction deposits to total deposits improved to 67.6%  at September 30, 2015, from 63.2% at September 30, 2014. The average cost of interest bearing liabilities remained flat at 0.44% during the nine months ended September 30, 2015 and September 30, 2014. Additionally, the cost of total deposits was 0.36% during both the nine months ended September 30, 2015 and September 30, 2014.

The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	compared to			compared to
	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(5,384)	$2,278	$(3,106)	$(19,859)	$8,941	$(10,918)
Non 310-30 loans(1)(2)(3)	4,316	(1,372)	2,944	12,545	(3,377)	9,168
Investment securities available-for-sale	(1,510)	(254)	(1,764)	(4,637)	(813)	(5,450)
Investment securities held-to-maturity	(792)	(49)	(841)	(2,378)	(215)	(2,593)
Other securities	64	10	74	57	2	59
Interest earning deposits and securities purchased under agreements to resell	79	24	103	397	27	424
Total interest income	$(3,227)	$637	$(2,590)	$(13,875)	$4,565	$(9,310)
Interest expense:
Interest bearing demand, savings and money market deposits	$60	$15	$75	$61	$31	$92
Time deposits	(257)	43	(214)	(727)	284	(443)
Securities sold under agreements to repurchase	168	—	168	498	—	498
Federal Home Loan Bank advances	16	(13)	3	72	(37)	35
Total interest expense	(13)	45	32	(96)	278	182
Net change in net interest income	$(3,214)	$592	$(2,622)	$(13,779)	$4,287	$(9,492)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Non 310-30 loans include loans held-for-sale. Average balances during the three months ended September 30, 2015 and 2014 were $9.2 million and $3.8 million, and interest income was $192 thousand and  $81 thousand for the same periods, respectively. Average balances during the nine months ended September 30, 2015 and 2014 were $6.3 million and $2.9 million, and interest income was $423 thousand and $184 thousand for the same periods, respectively.

(3)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $822 thousand and $231 thousand for three months ended September 30, 2015 and 2014, respectively, and $1,767 thousand and $610 thousand for the nine months ended September 30, 2015 and 2014, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended
	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
		Average		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$810,895	0.00%	$758,288	0.00%	$733,230	0.00%	$728,345	0.00%	$715,198	0.00%
Interest bearing demand	402,468	0.07%	391,523	0.07%	386,665	0.08%	372,085	0.08%	375,761	0.08%
Money market accounts	1,034,284	0.33%	1,008,229	0.32%	1,049,936	0.33%	1,055,280	0.32%	1,062,060	0.32%
Savings accounts	344,047	0.28%	323,677	0.27%	281,409	0.22%	250,129	0.22%	251,871	0.23%
Time deposits	1,268,476	0.71%	1,294,908	0.73%	1,339,897	0.70%	1,375,779	0.70%	1,412,916	0.69%
Total average deposits	$3,860,170	0.35%	$3,776,625	0.37%	$3,791,137	0.36%	$3,781,618	0.37%	$3,817,806	0.37%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $6.0 million on purchased non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Provision for impairment (recoupment) of loans accounted for under ASC 310-30	$110	$(191)	$168	$(335)
Provision for loan losses	3,600	1,706	6,853	5,279
Total provision for loan losses	$3,710	$1,515	$7,021	$4,944

Provision for loan loss expense was $3.7 million and $7.0 million during the three and nine months ended September 30, 2015, respectively, compared to $1.5 million and $4.9 million during the three and nine months ended September 30, 2014, respectively. Annualized net charge-offs on non 310-30 loans remained low at 0.02% and 0.05% for the three and nine months ended September 30, 2015, respectively.

Through the re-measurement, we recorded $110 thousand and $168 thousand of provision for loan losses for loans accounted for under ASC 310-30 during the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2014, we recouped $191 thousand and $335 thousand, respectively, of provision for loan losses for loans accounted for under ASC 310-30. The net provision on loans accounted for under ASC 310-30 reflects $40 thousand and $162 thousand in recoupments during the three and nine months ended September 30, 2015, respectively, across two loan segments. These provision recoupments, when coupled with decreased expected future cash flows, primarily in our agriculture segment, resulted in the net provision for the three and nine months ended September 30, 2015. The decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed.

Non-Interest Income

The table below details the components of non-interest income during the three and nine months ended September 30, 2015 and 2014, respectively:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
FDIC indemnification asset amortization	$(5,798)	$(6,252)	$(20,751)	$(19,819)
FDIC loss sharing income (expense)	(3)	(943)	325	(2,549)
Service charges	3,953	4,148	10,977	11,558
Bank card fees	2,808	2,615	8,057	7,548
Bargain purchase gain	1,048	—	1,048	—
Gain on sale of mortgages, net	628	264	1,574	674
Other non-interest income	896	836	3,785	2,557
Gain on previously charged-off acquired loans	46	147	143	675
OREO related write-ups and other income	183	799	871	2,777
Total non-interest income	$3,761	$1,614	$6,029	$3,421

Non-interest income for the three and nine months ended September 30, 2015 was $3.8 million and $6.0 million, respectively, compared to $1.6 million and $3.4 million during the three and nine months ended September 30, 2014, respectively. The $2.1 million, or 133.0%, and $2.6 million, or 76.2%, increases during the three and nine months ended September 30, 2015, respectively, compared to the prior periods were largely related to fluctuations in FDIC loss sharing income, the bargain purchase gain on the acquisition of Pine River, and the amortization of the FDIC indemnification asset. The FDIC indemnification asset amortization totaled $5.8 million and $20.8 million during the three and nine months ended September 30, 2015, respectively, compared to $6.3 million and $19.8 million during the three and nine months ended September 30, 2014, respectively. The non-cash FDIC indemnification asset amortization resulted from improved performance of the covered assets that resulted in lower expected reimbursements from the FDIC during the nine months ended September 30, 2015. Most of the FDIC covered assets are accounted for in the ASC 310-30 loan pools and the benefit of the increased client cash flows is primarily captured in the corresponding increased accretion rates on ASC 310-30 loans.

FDIC loss sharing income (expense) represents the income (expense) recognized in connection with the actual reimbursement of costs/recoveries related to the resolution of covered assets by the FDIC. FDIC loss sharing income (expense) activity during the three and nine months ended September 30, 2015 and 2014, respectively, was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Clawback liability amortization	$(384)	$(345)	$(1,131)	$(1,009)
Clawback liability remeasurement	(132)	(592)	(1,242)	(1,646)
Reimbursement to FDIC for gain on sale of and income from covered OREO	(142)	(1,587)	(1,128)	(3,287)
Reimbursement to FDIC for recoveries	(10)	(62)	(28)	(180)
FDIC reimbursement of covered asset resolution costs	665	1,643	3,854	3,573
FDIC loss sharing income (expense)	$(3)	$(943)	$325	$(2,549)

FDIC loss sharing income (expense) contributed to an increase of $0.9 million and $2.9 million to total non-interest income for the three and nine months ended September 30, 2015, respectively, from the three and nine months ended September 30, 2014. Other FDIC loss sharing income (expense) during the three and nine months ended September 30, 2015, was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $0.7 million and $3.9 million, respectively, offset with a net expense of $0.5 million and $2.4 million related to the clawback liability amortization and remeasurement during the three and nine months ended September 30, 2015, respectively. Reimbursement to the FDIC for gains on sales of and income from covered OREO added expense of $0.1 million and $1.1 million to FDIC loss sharing income (expense) for the three and nine months ended September 30, 2015, respectively. The activity in the FDIC loss sharing income line fluctuates based on specific loan and OREO workout circumstances and may not be consistent from period to period.

Banking-related non-interest income (excludes FDIC-related non-interest income, gain on previously charged-off acquired loans, OREO related income, and bargain purchase gain) totaled $8.3 million during the three months ended September 30, 2015, and increased 5.1% from the three months ended September 30, 2014. For the nine months ended September 30, 2015, banking-related non-interest income totaled $24.4 million and increased 9.2%, from the nine months ended September 30, 2014. Service charges, which represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts, decreased $0.2 million and $0.6 million, or 4.7% and 5.0%, during the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014. The decrease was largely due to declines in NSF charges.

Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. Bank card fees totaled $2.8 million and $8.1 million during the three and nine months ended September 30, 2015, respectively, and $2.6 million and $7.5 million during the three and nine months ended September 30, 2014, respectively.

During 2014, we purchased bank-owned life insurance, which is included in other assets in the unaudited consolidated statements of financial condition. Income related to bank-owned life insurance for the three and nine months ended September 30, 2015 contributed $0.4 million and $1.2 million, respectively, to non-interest income.

Gain on previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor banks prior to takeover by the FDIC. During the three and nine months ended September 30, 2015, these gains were $46 thousand and $143 thousand, respectively, compared to $147 thousand and $675 thousand during the same periods in the prior year.

OREO related write-ups and other income include rental income and insurance proceeds received on OREO properties and write-ups to the fair-value of collateral that exceed the loan balance at the time of foreclosure. During the three and nine months ended September 30, 2015, these gains totaled $0.2 million and $0.9 million, respectively.

Non-Interest Expense

The table below details non-interest expense for the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Salaries and benefits	$20,454	$21,058	$61,687	$62,260
Occupancy and equipment	6,098	6,155	18,256	18,838
Telecommunications and data processing	2,933	2,848	8,573	8,978
Marketing and business development	1,016	757	3,277	3,542
FDIC deposit insurance	1,031	1,029	3,104	3,109
ATM/debit card expenses	924	799	2,470	2,312
Professional fees	924	854	3,006	2,180
Other non-interest expense	2,831	2,540	7,566	7,698
Other real estate owned expenses	468	594	456	3,629
Problem loan expenses	1,115	1,267	2,637	3,034
Intangible asset amortization	1,359	1,336	4,031	4,008
Gain from the change in fair value of warrant liability	(476)	(1,256)	(358)	(2,734)
Banking center closure related expenses	—	—	1,089	—
Total non-interest expense	$38,677	$37,981	$115,794	$116,854

Non-interest expense totaled $38.7 million and $115.8 million for the three and nine months ended September 30, 2015, respectively, compared to $38.0 million and $116.9 million for the three and nine months ended September 30, 2014, respectively.  Operating expenses, which exclude OREO expenses, problem loan expense, the impact from the change in the warrant liability, core system conversion-related expenses, acquisition related expenses, and banking center closure related expense accruals decreased $1.0 million, or 2.7%, and $2.7 million, or 2.4%, from the three and nine months ended September 30, 2014, respectively, as we continue to focus on operational efficiencies. See schedule of operating expense included in the non-GAAP financial measures to the comparable GAAP financial measures starting at page 50.  Salaries and benefits, our largest component of non-interest expense, decreased $0.6 million for both the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014.

Occupancy and equipment expense totaled $6.1 million and $18.3 million for the three and nine months ended September 30, 2015, respectively, a decrease of $0.1 million and $0.6 million over the three and nine months ended September 30, 2014, respectively. The year-over-year decrease was primarily due to a decrease in depreciation expense.

Professional fees totaled $0.9 million and $3.0 million, for the three and nine months ended September 30, 2015, respectively, and have increased 8.2% and 37.9% from the three and nine months ended September 30, 2014, respectively. The increase was primarily due to core system conversion related expenses completed during three and nine months ended September 30, 2015.

Significant components of our non-interest expense are problem loan expenses and OREO related expenses. We incur these expenses in connection with the resolution process of our acquired problem loan portfolios. During the three and nine months ended September 30, 2015, we incurred $1.6 million and $3.1 million, respectively, of OREO and problem loan expenses.  Collectively, these other real estate owned and problem loan expenses decreased $0.3 million and $3.6 million, or 14.9% and 53.6%, from the three and nine months ended September 30, 2014, respectively. Of the $1.1 million and $2.6 million of problem loan expense during the three and nine months ended September 30, 2015, respectively, $0.4 million and $1.5 million were covered by loss sharing agreements with the FDIC. The $0.5 million OREO related expense during the three and nine months ended September 30, 2015 were primarily covered by loss sharing agreements with the FDIC.

During the second quarter of 2015, we approved plans to consolidate three banking centers located in the greater Kansas City market into nearby banking centers, effective September 30, 2015. Included in the nine months ended September 30, 2015 operating results are $1.1 million of expenses due to fair market value adjustments on banking centers classified as held-for-sale as of September 30, 2015.

Income taxes

Income tax benefit totaled $1.6 million for the three months ended September 30, 2015, compared to income tax expense of $0.7 million for the three months ended September 30, 2014. Income tax benefit totaled $1.3 million for the nine months ended September 30, 2015, compared to income tax expense of $2.4 million for the nine months ended September 30, 2014.

The three and nine month tax rates for 2015 are lower than statutory and prior period tax rates primarily because of the lower levels of pre-tax income in relation to the larger amounts of non-taxable income. Increased amounts from tax-exempt lending, bank-owned life insurance income, the change in the fair value of the warrant liability, and the bargain purchase gain for financial reporting purposes together exceeded the amount of pre-tax income and generated the tax benefit for the three and nine months ended September 30, 2015. The Company recorded tax expense for the period based on actual results for the three and nine month periods.

Certain stock-based compensation awards have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share prices of the Company's stock that is required for vesting range from $25.00 to $34.00 per share. The strike prices for options range from $18.09 to $20.54, with a large portion of the awards having strike prices of $20.00. These stock-based compensation awards may expire unexercised or may be exercised at an intrinsic value that is less than the fair value recorded at the time of grant, and therefore, the related tax benefits may not be realizable in future periods. In this case, upon the expiration or exercise (or forfeiture in the case of the restricted stock with market-based vesting criteria) of these awards, any related remaining deferred tax asset would be written off through a charge to income tax expense. During 2015, certain awards granted to former executives expired resulting in a $1.7 million charge to income tax expense. As of September 30, 2015, we had $12.2 million of deferred tax assets related to stock-based compensation, $9.9 million of which is associated with executive officers still employed by the Company.

Additional information regarding income taxes can be found in note 20 of our audited consolidated financial statements in our 2014 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, securities purchased under agreements to resell, and unencumbered investment securities, and is detailed in the table below as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Cash and due from banks	$58,859	$61,461
Due from banks	84,204	185,463
Interest bearing bank deposits	10,093	10,055
Securities purchased under agreements to resell	50,000	—
Unencumbered investment securities, at fair value	1,238,512	1,651,395
Total	$1,441,668	$1,908,374

Total on-balance sheet liquidity decreased $466.7 million from December 31, 2014 to September 30, 2015. The decrease was largely due to a planned reduction of $412.9 million in unencumbered available-for-sale and held-to-maturity securities balances, partially offset by a $50.0 million increase in securities purchased under agreements to resell from December 31, 2014 to September 30, 2015.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At September 30, 2015, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.7 billion at September 30, 2015, inclusive of pre-tax net unrealized gains of $2.5 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $5.1 million of net unrealized gains at September 30, 2015. The gross unrealized gains and losses are detailed in note 4 of our unaudited consolidated interim financial statements for the nine months ended September 30, 2015.  As of September 30, 2015, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in repurchase agreements and deposits, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of September 30, 2015, $0.8 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.

We are a member of the FHLB of Des Moines and currently hold $7.4 million of FHLB stock meeting the requirements of our membership agreement. Through this relationship, we have pledged qualifying loans and, as of September 30, 2015, have borrowed $40.0 million from FHLB Des Moines and can obtain additional liquidity through further FHLB advances.

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at September 30, 2015, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our unaudited consolidated financial statements.

At September 30, 2015, the holding company sources of funds were comprised of cash and cash equivalents on hand, which totaled $17.7 million. During 2015, NBH Bank, N.A. received approval from the OCC under the OCC Operating Agreement to permanently reduce the bank’s capital by $86.0 million. As a result, the bank paid $86.0 million cash to the Company. The holding company may seek to borrow funds and raise capital in the future, the success and terms of which will be subject to market conditions and other factors.

On October 19, 2015, the Company announced that the operating agreement between its subsidiary, NBH Bank, N.A., and its primary regulator, the Office of the Comptroller of the Currency, was terminated. The operating agreement was entered into in December 2010 as part of the Bank’s approval to operate as a de novo bank. The agreement required the Bank to maintain certain capital levels, placed restrictions on its ability to pay dividends and limited its ability to make certain other business decisions.

The Board of Directors has authorized multiple programs to repurchase shares of the Company's common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. During the nine months ended September 30, 2015, we repurchased 8.7 million shares of our common stock at a weighted average price of $20.16, and all such shares are held as treasury shares.  We believe that our repurchases could serve to offset any future share issuances for future acquisitions.

On November 4, 2015, our Board of Directors declared a quarterly dividend of $0.05 per common share, payable on December 15, 2015 to shareholders of record at the close of business on November 27, 2015.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at September 30, 2015. During the nine months ended September 30, 2015, we increased our asset sensitivity as a result of an increase in cash due to the increase in non-maturity deposits and an increase in variable rate assets. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2015 and December 31, 2014:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	September 30, 2015	December 31, 2014
200	5.17%	4.72%
100	2.97%	2.94%
(50)	(1.75)%	(0.88)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have grown $209.5 million in the past nine months, and totaled 67.6% of total deposits at September 30, 2015 compared to 64.0% at December 31, 2014. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of September 30, 2015 and December 31, 2014, we had loan commitments totaling $499.7 million and $485.5 million, respectively, and standby letters of credit that totaled $8.5 million and $10.0 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2015. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

During the fourth quarter 2015, the Company completed a core system conversion. This system conversion resulted in changes to processes and controls as we migrated from the legacy system to the new core system. The system change was undertaken to enhance our operating platform, increase our product offerings and integrate systems and was not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting. Other than this item, there were no changes made in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our repurchases of our common stock during the three months ended September 30, 2015:
				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number	(b) Average	Purchased as Part of	Units) that May Yet Be
	of Shares (or	Price Paid Per	Publicly Announced	Purchased Under the
Period	Units) Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
July 1 - July 31, 2015(1)	6,751	$21.81	-	$8,481,339
August 1 - August 31, 2015(2)	4,651,163	21.50	-	8,481,339
August 1 - August 31, 2015(3)	100,000	20.03	100,000	6,478,339
September 1 - September 30, 2015	—	—	—	6,478,339
Total	4,757,914	$21.47	100,000	$6,478,339

(1)	209 shares were surrendered to National Bank Holdings Corporation to satisfy tax withholdings in the connection with option exercises.
(2)	On August 10, 2015, National Bank Holdings Corporation completed the repurchase of $100 million in shares through a self-tender offer, announced July 6, 2015.
(3)	On February 11, 2015, the Company announced that the Board of Directors authorized the repurchase of up to an additional $50 million of common stock.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail*

*This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANK HOLDINGS CORPORATION

/s/ Brian F. Lilly
Brian F. Lilly
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: November 9, 2015