Form 10-K
period 2015-12-31
National Bank Holdings Corp
filed 2016-02-29
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $724,000,000 based on the closing sale price as reported on the New York Stock Exchange.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 25, 2016, NBHC had outstanding 29,463,715 shares of Class A voting common stock with $0.01 par value per share, excluding 834,664 shares of restricted Class A common stock issued but not yet vested.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2015 will be incorporated by reference into Part III of this form 10-K.

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

•

changes imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions (including the impact of the joint final rules promulgated by the Federal Reserve Board, Office of the Comptroller of the Currency (the “OCC”) and the FDIC revising certain regulatory capital requirements to align with the Basel III capital standards and meet certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act);

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

•	our ability to realize the anticipated benefits from converted core operating systems without significant change in our client service or risk to our control environment;

•	our ability to achieve organic loan and deposit growth and the composition of such growth;

•	changes in sources and uses of funds, including loans, deposits and borrowings;

•	increased competition in the financial services industry, nationally, regionally or locally, resulting in, among other things, lower returns;

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

•

costs and effects of changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, changes in regulation that affect the fees that we charge, the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations, reviews or other inquiries; and changes in regulations that apply to us due to the conversion of our bank subsidiary to a Colorado state-chartered bank;

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

PART I: FINANCIAL INFORMATION

Item 1.BUSINESS.

Summary

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in June 2009 and is headquartered immediately south of Denver, in Greenwood Village, Colorado. Our primary operations are conducted through our wholly owned subsidiary, NBH Bank, referred to as the "Bank", or "NBH Bank", through which we provide a variety of banking products to both commercial and consumer clients. We service our clients through a network of 97 banking centers, with the majority of those banking centers located in the greater Kansas City area and Colorado, and through online and mobile banking products. As of December 31, 2015, we had $4.7 billion in assets, $2.6 billion in loans, $3.8 billion in deposits and $0.6 billion in shareholders’ equity.

The Company was formed through a private offering of our common stock in October 2009. As part of our goal of becoming a leading regional community bank holding company, we are pursuing a strategy of strong organic growth complemented by selective acquisitions of financial institutions and other complementary businesses. In October 2010, we acquired the failed Hillcrest Bank from the FDIC and began banking operations. To date, we have completed five acquisitions of banks, three of which were FDIC-assisted. During 2015, we completed the acquisition of Pine River Bank Corporation and its bank subsidiary, Pine River Valley Bank (“Pine River”). We have transformed these five banks into one collective banking operation with strong organic growth, prudent underwriting, and meaningful market share with continued opportunity for expansion. Our focus is on building organic growth through strong banking relationships with small- and medium-sized businesses and consumers in our markets. Our long-term business model utilizes our organic development infrastructure, low-risk balance sheet, continuous operational development and a disciplined acquisition strategy to create value and provide attractive returns.

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

On December 10, 2010, we completed our acquisition, without FDIC assistance, of a portion of the franchise of Bank Midwest from Dickinson Financial Corporation, that consisted of select performing loans and client deposits, and included 39 banking centers, 25 of which are in the greater Kansas City region and 14 of which are located elsewhere in Missouri. During 2015, we consolidated three of those banking centers within our network.

We expanded into the Colorado market through two complementary acquisitions, beginning with the purchase of selected assets and the assumption of selected liabilities of Bank of Choice, a state-chartered commercial bank based in Greeley, Colorado, from the FDIC on July 22, 2011. In connection with this acquisition, we acquired 16 banking centers. On October 21, 2011, we acquired selected assets and assumed selected liabilities of Community Banks of Colorado, a state-chartered bank based in Greenwood Village, Colorado, from the FDIC. In connection with this transaction, we acquired 36 banking centers in Colorado and four in California (and later exited the California banking centers on December 31, 2013). On August 1, 2015, we completed our acquisition of Pine River, a whole bank acquisition, adding 4 additional banking centers to our Community Banks of Colorado network. The Pine River acquisition continued to enhance our penetration into the Colorado market, giving us a combined network of 53 banking centers in that state. During the first quarter of 2016, we announced plans to consolidate seven banking centers in our Community Banks of Colorado footprint during the second quarter of 2016.

The following table summarizes certain highlights of our five completed acquisitions to date, including deposits and assets at fair value as of each acquisition date:

		Community Banks
	Pine River	of Colorado	Bank of Choice	Bank Midwest	Hillcrest Bank
Date acquired	August 1, 2015	October 21, 2011	July 22, 2011	December 10, 2010	October 22, 2010
FDIC-assisted	No	Yes	Yes	No	Yes
Loss share	No	Yes(1)	No	No	Yes(2)
Banking centers(3)	4	40	16	39	9 (and 32 retirement centers)
Deposits (millions)	$130	$1,195	$760	$2,386	$1,234
Assets (millions)	$142	$1,228	$950	$2,426	$1,377
Primary Market	Colorado	Colorado	Colorado	Greater Kansas City Region	Greater Kansas City Region

(1)	Commercial loss-share agreement (terminated November 5, 2015).
(2)	Single Family loss-share agreement and Commercial Shared-Loss Agreement (terminated November 5, 2015).
(3)

During the fourth quarter of 2013, the four California banking centers acquired with the Community Banks of Colorado acquisition and 32 retirement centers acquired with the Hillcrest Bank acquisition were closed. During 2015, we consolidated three banking centers in our Bank Midwest network, and in the first quarter of 2016 we announced the consolidation of seven banking centers in our Community Banks of Colorado network during the second quarter of 2016.

We believe that we have established critical mass in our current markets and have structured acquisitions that limit our credit risk, which positions us for attractive returns.

Pine River Valley Bank

Through the Pine River acquisition, we acquired assets with a fair value of $142.1 million, including $64.3 million of loans, $64.4 million of cash and investments and $13.4 million of other assets. Liabilities with a fair value of $131.5 million were also assumed, including $130.1 million of deposits and $1.4 million of other liabilities.

All of our acquisitions were accounted for under the acquisition method of accounting, and accordingly, all assets acquired and liabilities assumed were recorded at their respective acquisition date fair values and the fair value discounts/premiums on loans are being accreted over the lives of the loans.

Our Corporate Restructurings

In connection with the Hillcrest Bank and Bank Midwest acquisitions, we established two newly chartered banks, Hillcrest Bank, N.A. and Bank Midwest, N.A. Subsequently, Bank Midwest, N.A. acquired Bank of Choice and Community Banks of Colorado. In November 2011, we merged Hillcrest Bank, N.A. into Bank Midwest, N.A., consolidating our banking operations under a single charter. On March 26, 2012, we changed our legal name from NBH Holdings Corp. to National Bank Holdings Corporation. We changed the legal name of Bank Midwest, N.A. to NBH Bank, N.A. on May 20, 2012. On October 9, 2015, we announced the termination of the operating agreement between NBH Bank, N.A., and its primary regulator, the OCC. On December 31, 2015, NBH Bank, N.A. converted into a Colorado state-chartered bank while maintaining membership with the Federal Reserve Bank of Kansas City and we changed the legal name of NBH Bank, N.A. to NBH Bank, which we refer to as “NBH Bank” or the “Bank”. Through our subsidiary, NBH Bank, we operate under the following brand names: Bank Midwest in Kansas and Missouri, Community Banks of Colorado in Colorado and Hillcrest Bank in Texas. We believe that conducting our banking operations under a single state charter streamlines our operations and enables us to more effectively and efficiently execute our growth strategy.

Our Market Area

Our core markets are broadly defined as Colorado and the greater Kansas City region. We are the fifth largest banking center network among Colorado-based banks ranked by deposits as of June 30, 2015 (the last date as of which data are available), according to SNL Financial. In the greater Kansas City MSA, we are the sixth largest banking center network. Other major MSAs in which we operate include Dallas-Fort Worth-Arlington, Texas and Austin-Round Rock, Texas.

The table below describes certain key statistics regarding our presence in these markets as of June 30, 2015 (the last date as of which data are available).

	Deposit Market		Deposits	Deposit Market
States	Share Rank(1)	Banking Centers(1)	(millions)(1)	Share(1)
Missouri	10	31	$1,768.5	1.3%
Colorado	15	53	1,406.7	1.2
Kansas	22	11	579.2	1.0

	Deposit Market		Deposits	Deposit Market
MSAs	Share Rank(1)	Banking Centers(1)	(millions)(1)	Share(1)
Kansas City, MO-KS	6	26	$1,617.3	3.6%
Denver-Aurora-Lakewood, CO	17	13	524.8	0.8
Saint Joseph, MO-KS	4	4	222.3	10.9
Greeley, CO	7	5	188.5	5.6
Maryville, MO	2	3	141.9	26.0
Kirksville, MO	2	2	127.6	20.2
Glenwood Springs, CO	7	3	107.5	4.4

(1)	Note: Excludes our Texas operations and MSAs in which we have less than $100 million in deposits.

Source: SNL Financial as of June 30, 2015, except Banking Centers, which reflects the most recently available data.

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

							Top 3
							Competitor
		# of				Median	Combined
	Deposits	Businesses	Population	Unemployment	Population	Household	Deposit
	(billions)	(thousands)	(millions)	Rate(1)	Growth(2)	Income	Market Share
Denver, CO	$67.5	115	2.8	3.2%	11.3%	$66,682	53%
Front Range, CO(3)	93.3	183	4.5	3.3	10.8	65,747	53
Kansas City, MO-KS MSA	44.6	76	2.1	3.9	4.2	59,028	42
U.S.				4.8	4.4	55,551	55	(4)

(1)	Unemployment data is as of November 30, 2015.
(2)	For the period 2010 through 2015.
(3)	CO Front Range is a population weighted average of the following Colorado MSAs: Denver, Boulder, Colorado Springs, Fort Collins and Greeley.
(4)	Based on U.S. Top 20 MSAs (determined by population).

Source: SNL Financial as of December 31, 2015, except Deposits and Top 3 Competitor Combined Deposit Market Shares, which reflects data as of June 30, 2015.

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

We believe there are opportunities for us to continue to execute our acquisition strategy over the next several years. We also believe there are a number of banks and financial institutions in these markets and complementary markets that would complement our breadth of products and services and benefit from our leadership, operating infrastructure and scale while welcoming our approach to local branding and leadership. We believe private banks are more likely acquisition opportunities for us given the ability to structure a transaction that is aligned with the needs of a closely held company. The table below highlights potential in-footprint acquisition opportunities:

			# of	Private
	# of	Assets	Private	Assets
Asset Size Range	Banks	($ billion)	Banks	($ billion)
$1 billion - $5 billion	24	$50.3	15	$30.5
$500 million - $1 billion	33	23.6	32	22.7
$250 million - $500 million	88	30.4	88	30
Total opportunities	145	$104.3	135	$83.6

Source: SNL Financial based on financial information as of September 30, 2015. Includes opportunities in CO, KS and MO.

Our Business Strategy

As part of our goal of becoming a leading regional community bank holding company, we seek to continue to generate strong organic growth, as well as pursue selective acquisitions of financial institutions and other complementary businesses. Our focus is on building organic growth through strong banking relationships with small- and medium-sized businesses and consumers in our primary markets, while maintaining a low-risk profile designed to generate reliable income streams and attractive returns. We view our core market areas as the greater Kansas City region and Colorado. The key components of our strategic plan are:

•

Focus on client-centered, relationship-driven banking strategy. Our commercial relationship managers focus on small and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services. Our commercial relationship managers are supported by treasury management teams in each of their markets, which allows us to more effectively deliver a comprehensive suite of products and services to our clients and further deepen our banking relationships. Our consumer bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit and online banking solutions.

•

Expansion of commercial banking, small business banking and specialty businesses. We have made significant investments in our commercial relationship managers, as well as developed significant capabilities across our small business banking and several specialty commercial banking offerings. Our specialized commercial banking teams are focused on structured and asset-based loans to middle market companies, as well as the energy, agriculture, government and non-profit sectors. Our strategy is to originate a high-quality loan portfolio that is diversified across industries and granular in loan size. We obtained preferred lender status with the Small Business Administration (“SBA”) providing a leveraged platform for growth in the small business lending segment. We believe we are well-positioned to leverage our operating and risk management infrastructure through organic growth and we intend to continue to add or repurpose our commercial relationship managers to higher growth opportunities and markets in order to drive increased profitability.

•

Expansion through organic growth and enhanced product offerings. We believe that our focus on serving consumers and small- to medium-sized businesses, coupled with our enhanced product offerings, will provide an expanded revenue base and new sources of fee income. We conduct regular market and competitive analysis to determine which products and services are best suited for our clients. Our teams also continue to enhance cross-selling strategies in order to deepen client relationships, which we believe will further increase our organic loan origination volumes and attract new transaction accounts that offer lower cost of funds and higher fee generating activity.

•

Continue to strengthen profitability through organic growth and operating efficiencies. We have consolidated our acquired banks under one charter and continue to utilize our comprehensive underwriting and risk management processes while maintaining local branding, leadership and decision making.  We have integrated all of our acquired banks onto one operating platform that has allowed us to support growth and realize operating efficiencies throughout our enterprise. Our growth strategy is focused on organic initiatives in order to accelerate our growth in profitability. Key priorities to strengthen profitability include the continued ramp-up of loan production, lowering our cost of funds, implementing additional fee-based business initiatives and further enhancing operational efficiencies.

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

Products and Services

Through NBH Bank, our primary business is to offer a full range of traditional banking products and financial services to both our commercial and consumer clients, who are predominantly located in Colorado, Missouri, Kansas and Texas. We conduct our banking business through 97 banking centers, with 53 of those located in Colorado, 42 in the greater Kansas City region and two in Texas.  Our distribution network also includes 106 ATMs, fully integrated online banking and mobile banking services. We offer a full array of lending products to cater to our clients’ needs, including, but not limited to, small business loans, equipment loans, term loans, asset-backed loans, letters of credit, commercial lines of credit, commercial real estate loans, small business loans, residential mortgage loans, home equity and consumer loans. We also offer traditional depository products, including commercial and consumer checking accounts, non-interest-bearing demand accounts, money market deposit accounts, savings accounts and time deposit accounts and treasury management services.

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

Lending Activities

Our primary strategic objective is to serve small- to medium-sized businesses in our markets with a variety of unique and useful services, including a full array of commercial, mortgage and non-mortgage loans, while maintaining a strong and disciplined credit culture. Our small business bankers and commercial bankers focus on small- and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete suite of loan, deposit and treasury management products and services. We have invested significantly in our small business and commercial banking capabilities, attracting experienced small business and commercial bankers from competing institutions in our markets, which have resulted in significant growth in our strategic loan portfolio. To complement these efforts, we created a focused specialty banking group, which includes NBH Capital Finance (providing structured and asset-based loans to middle market companies), energy, agriculture, treasury management, government and non-profit banking, and SBA lending. Our consumer bankers focus on knowing their individual clients in order to best meet their financial needs, offering a full complement of loan, deposit and online and mobile banking solutions. We strive to do business in the areas served by our banking centers, which is also where our marketing is focused, and the vast majority of our new loan clients are located in existing market areas.

Our loan portfolio includes commercial and industrial loans, commercial real estate loans, residential real estate loans, agricultural loans and consumer loans. The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower’s market or industry segment. Attributes of the relevant business market or industry segment include the economic and competitive environment, changes to supply or demand, threat of substitutes and barriers to entry and exit. In our credit underwriting process, we carefully evaluate the borrower’s industry, operating performance, liquidity and financial condition. We underwrite credits based on multiple repayment sources, including operating cash flow, liquidation of collateral and guarantor support, where appropriate. We closely monitor the operating performance, liquidity and financial condition of borrowers through analysis of periodic financial statements and meetings with the borrower’s management. As part of our credit underwriting process, we also review the borrower’s total debt obligations on a global basis. Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio.

Our credit policy also provides detailed procedures for making loans to individuals along with the regulatory requirements to ensure that all loan applications are evaluated subject to our fair lending policy. Our credit policy addresses the common credit standards for making loans to individuals, the credit analysis and financial statement requirements, the collateral requirements, including insurance coverage where appropriate, as well as the documentation required. Our ability to analyze a borrower’s current financial health and credit history, as well as the value of collateral as a secondary source of repayment, when applicable, are significant factors in determining the creditworthiness of loans to individuals. We have also adopted formal credit policies regarding our underwriting procedures for other loans including commercial and commercial real estate loans. We require various levels of internal approvals based on the characteristics of such loans, including the size, nature of the exposure and type of collateral, if any. We believe that the procedures required by our credit policies enhance internal responsibility and accountability for underwriting decisions and permit us to monitor the performance of credit decisioning. An integral element of our credit risk management strategy is the establishment and adherence to concentration limits for our portfolio. We have established concentration limits that apply to our portfolio based on product types such as commercial real estate, consumer lending, and various categories of C&I lending. For more detail on our credit policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Asset Quality.”

Commercial and Industrial Loans—We originate commercial and industrial loans and leases, including working capital loans, equipment loans, structured and asset-based loans, government and non-profit loans, energy loans and other commercial loans and leases. The terms of these loans vary by purpose and by type of underlying collateral, if any.

Working capital loans generally have terms of up to one year, are usually secured by accounts receivable and inventory and carry the personal guarantees of the principals of the business. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type. As of December 31, 2015, substantially all of our commercial and industrial loans were secured.

Real Estate Loans—Our real estate loans consist of commercial real estate loans and residential real estate loans.  Commercial real estate loans, or CRE loans, consist of loans to finance the purchase of commercial real estate, loans to support working capital needs of businesses that are secured by commercial real estate and construction and development loans. Our CRE loans include loans on 1-4 family construction properties, commercial properties such as office buildings, retail centers, or free-standing commercial properties, multi-family and investor properties and raw land development loans.

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

We seek to reduce the risks associated with commercial mortgage lending by focusing our lending in our primary markets. Outside of owner-occupied CRE loans that are repaid through the cash flows generated by the borrowers’ business operations, commercial real estate is not a primary focus in our lending strategy. Although non-owner occupied commercial real estate is not a primary focus of our lending strategy, we have developed teams in each our markets of dedicated CRE bankers who possess the depth and breadth of both market knowledge and industry expertise, which serves to further mitigate risk of this product type.

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

Agricultural Loans—Agricultural loans consist of loans to farmers and other agricultural businesses to finance agricultural production. The principal source of repayment on these loans is the crops sold at the end of the harvest season. Agricultural loans include term loans to finance agricultural land and equipment, as well as short-term lines to support crop production. Loans to finance agricultural land are amortized over 15 to 25 years, typically with three to five year maturities. Loans to finance agricultural equipment are amortized over five to ten years, typically with three to five year maturities. Crop production loans are typically revolving lines of credit generally with maturities of one year. Pricing may be fixed rate or variable rate priced over LIBOR or the prime rate as published in the Wall Street Journal.

Consumer Loans—We offer a variety of consumer loans, including loans to banking center clients for consumer and business purposes, to meet client demand and to increase the yield on our loan portfolio. All of our newly originated loans are on a direct to consumer basis. Consumer loans are structured as small personal lines of credit and term loans, with the latter generally bearing interest at a higher rate and having a shorter term than residential mortgage loans. Consumer loans are both secured (for example by deposit accounts, brokerage accounts or automobiles) and unsecured and carry either a fixed rate or variable rate.  Examples of our consumer loans include home improvement loans not secured by real estate, new and used automobile loans and personal lines of credit.

Deposit Products and Other Funding Sources

We offer a variety of deposit products to our clients, including checking accounts, savings accounts, money market accounts and other deposit accounts, including fixed-rate, fixed maturity time deposits ranging in terms from 30 days to five years, and individual retirement accounts. We view deposits as an important part of the overall client relationship and believe they provide opportunities to cross-sell other products and services. We intend to continue our efforts to attract low-cost transaction deposits from our consumer and business banking relationships. Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our banking centers. In order to attract and retain deposits, we rely on providing competitively priced high-quality service and introducing new products and services that meet our clients' needs.

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

Competition

The banking landscape in our primary markets of Colorado, Kansas, Missouri and Texas is highly competitive and quite fragmented, with many small banks having limited market share while the large out-of-state national and super-regional banks control the majority of deposits and profitable banking relationships. We compete actively with national, regional and local financial services providers, including banks, thrifts, credit unions, mortgage bankers and finance companies. Our primary banking competitors in the Kansas City MSA are UMB Bank, Commerce Bank, Bank of America, U.S. Bank, Valley View, Capitol Federal, Central Bancompany, Country Club Bank, Wells Fargo, Lauritzen (First National Bank), NASB Financial Inc., and Enterprise Financial Services Corp., and our largest competitors in Colorado are Wells Fargo, FirstBank, U.S. Bank, JPMorgan Chase, BNP Paribas (Bank of the West), KeyBank, Zions Bank (Vectra Bank of Colorado), Lauritzen (First National Bank), Pinnacle Bancorp (Bank of Colorado), Alpine Bank, Compass Bank (BBVA Compass) and CoBiz Financial.

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

We recognize that there are banks with which we compete that have greater financial resources, access to more capital and higher lending capacity than we do and offer a wider range of deposit and lending instruments than we do. However, given our existing capital base, we expect to be able to meet the majority of small- to medium-sized business and consumer credit needs. As of December 31, 2015, our NBH Bank legal lending limit to any one client relationship was $82.2 million and our house limit to any one client relationship was $30.0 million.

Associates

At December 31, 2015, we had 956 full-time associates and 86 part-time associates.

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

As a bank holding company, we are subject to inspection, examination, supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Our bank subsidiary, NBH Bank, is a Colorado state-chartered bank and a member of the Federal Reserve Bank of Kansas City. As such, NBH Bank is subject to examination, supervision and regulation by both the Colorado Division of Banking and the Federal Reserve. In addition, we expect that any additional businesses that we may invest in or acquire will be regulated by various state and/or federal banking regulators.

Banking statutes and regulations are subject to continual review and revision by Congress, state legislatures and federal and state regulatory agencies. A change in such statutes or regulations, including changes in how they are interpreted or implemented, could have a material effect on our business.

In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance pursuant to such laws and regulations, which are binding on us and our subsidiaries. Banking statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions and make distributions or pay dividends on our equity securities. They may also require us to provide financial support to any bank that we control, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of NBH Bank, or other depository institutions we control.

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

National Bank Holdings Corporation as a Bank Holding Company

Any entity that acquires direct or indirect control of a bank must obtain prior approval of the Federal Reserve to become a bank holding company pursuant to the Bank Holding Company Act (“BHCA”). We became a bank holding company in 2010 in connection with the acquisition of the assets and assumption of selected liabilities of the former Hillcrest Bank from the FDIC by our then newly chartered bank subsidiary, Hillcrest Bank, N.A. (which is now a predecessor of NBH Bank). As a bank holding company, we are subject to regulation under the BHCA and to supervision, examination, and enforcement by the Federal Reserve. Federal Reserve jurisdiction also extends to any company that we may directly or indirectly control, such as non-bank subsidiaries and other companies in which we have a controlling interest. While subjecting us to supervision and regulation, we believe that our status as a bank holding company (as opposed to being a non-controlling investor) broadens the investment opportunities available to us among public and private financial institutions.

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

NBH Bank as a Colorado State-Chartered Bank

On December 31, 2015, NBH Bank, N.A., a national association, chartered under federal law and supervised and regulated by the OCC, converted to a Colorado state-chartered bank operating under the name of NBH Bank. NBH Bank is also a member of the Federal Reserve Bank of Kansas City. As such, NBH Bank is subject to examination, supervision and regulation by both the Colorado Division of Banking and the Federal Reserve. NBH Bank’s deposits are insured by the FDIC through the DIF, in the manner and to the extent provided by law. As an insured bank, NBH Bank is subject to the provisions of the Federal Deposit Insurance Act, as amended (the “FDI Act”), and the FDIC’s implementing regulations thereunder, and may also be subject to supervision and examination by the FDIC under certain circumstances.

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

Broad Supervision, Examination and Enforcement Powers

A principal objective of the U.S. bank regulatory regime is to protect depositors by ensuring the financial safety and soundness of banks and other insured depository institutions. To that end, the Federal Reserve, the FDIC and state bank regulators have broad regulatory, examination and enforcement authority over bank holding companies and banks, as applicable. This authority serves to ensure compliance with banking statutes, regulations, and regulatory guidance, orders, and agreements and safe and sound operation, including the power to issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance and appoint a conservator or receiver. Bank regulators regularly examine the operations of banks and bank holding companies. In addition, banks and bank holding companies are subject to periodic reporting and filing requirements.

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

The FDIC Policy Statement imposes several requirements on those institutions and investors to which it applies. Many of these requirements sunset after a three year time period or do no present ongoing requirements. However, some are related to the continuing presence of certain investors. Institutions are required to maintain a capital level sufficient to be “well capitalized” under regulatory standards during the remaining period of ownership of the investors. Investors that collectively own 80% or more of two or more depository institutions are required to pledge to the FDIC their proportionate interests in each institution to indemnify the FDIC against any losses it incurs in connection with the failure of one of the institutions. Institutions are prohibited from extending credit to investors and to affiliates of investors.

Regulatory Capital Requirements

In General

Bank regulators view capital levels as important indicators of an institution’s financial soundness. As a bank holding company, we are subject to regulatory capital adequacy requirements implemented by the Federal Reserve. The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations. Under these guidelines, assets are assigned to one of several risk categories, and nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by a risk adjustment percentage for the category. NBH Bank also is, and other depository institution subsidiaries that we may acquire or control in the future will be, subject to capital adequacy guidelines as implemented by the relevant federal banking agency.  In the case of the Company and NBH Bank, applicable capital guidelines can be found in the Federal Reserve’s Regulations H and Q.

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

Dividend Restrictions

The Company is a legal entity separate and distinct from its subsidiaries. Because the Company’s consolidated net income consists largely of the net income of NBH Bank, the Company’s ability to pay dividends depends upon its receipt of dividends from its subsidiary. The ability of a bank to pay dividends and make other distributions is limited by federal and state law. The specific limits depend on a number of factors, including the bank’s type of charter, recent earnings, recent dividends, level of capital and regulatory status. As a member of the Federal Reserve System, NBH Bank is subject to Regulation H, which, among other things, provides that a member bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income during the current calendar year and its retained net income for the prior two calendar years, without the prior approval of the Federal Reserve.  Regulation H also states that a member bank may not declare or pay a dividend if the dividend would exceed the bank’s undivided profits, unless approved by the Federal Reserve and holders of at least two-thirds of the outstanding shares of each class of the bank’s stock.  The regulators are authorized, and under certain circumstances are required, to determine that the payment of dividends or other distributions by a bank would be an unsafe or unsound practice and to prohibit that payment. For example, the FDI Act generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.

As a Colorado state-chartered bank, NBH Bank is subject to limitations under Colorado law with respect to the payment of dividends.  The Colorado Banking Code states that a bank may declare dividends from retained earnings and other components of capital specifically approved by the Banking Board so long as the declaration is make in compliance with established rules.  Non-bank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.

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

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions (generally referred to as “Covered Transactions”) between a bank and its non-bank affiliates. Covered Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank, and Covered Transactions with all affiliates may not exceed, in the aggregate, 20% of the bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines (which were revised in 2013), plus the balance of the allowance for credit losses excluded from tier 2 capital. The bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with Covered Transactions that are extensions of credit, the bank may be required to hold collateral to provide added security to the bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are Covered Transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding Covered Transactions must be satisfied.  As of December 31, 2015, the Company did not have any outstanding Covered Transactions.

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

The Consumer Finance Protection Bureau (the “CFPB”) has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks. The CFPB is authorized to issue rules for both bank and nonbank companies that offer consumer financial products and services, subject to consultation with the prudential banking regulators.  In general, however, banks with assets of $10 billion or less, such as NBH Bank, will continue to be examined for consumer compliance by their primary bank regulator.

Much of the CFPB’s rulemaking has focused on mortgage lending and servicing, including an important rule requiring lenders to ensure that prospective buyers have the ability to repay their mortgages. Other areas of current CFPB focus include consumer protections for prepaid cards, payday lending, debt collection, overdraft services and privacy notices. The CFPB has been particularly active in issuing rules and guidelines concerning residential mortgage lending and servicing, issuing numerous rules and guidance related to residential mortgages. Perhaps the most significant of these guidelines is the “Ability-to-Repay and Qualified Mortgage Standards under the Truth in Lending Act” portions of Regulation Z. Under the Dodd-Frank Act, creditors must make a reasonable and good faith determination, based on verified and documented information, that the consumer has a reasonable “ability to repay” a residential mortgage according to its terms. There is a statutory presumption of compliance with this requirement for mortgages that meet the requirements to be deemed “qualified mortgages.” The CFPB rule defines the key threshold terms “ability to repay” and “qualified mortgage.”

The CFPB has actively issued enforcement actions against both large and small entities and to entities across the entire financial service industry. The CFPB has relied upon “unfair, deceptive, or abusive acts” prohibitions as its primary enforcement tool.  However, the CFPB and DOJ continue to be focused on fair lending in taking enforcement actions again banks with renewed emphasis on alleged redlining practices.

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

The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. As of January 1, 2013, all of a depositor’s accounts at an insured bank, including all non-interest bearing transaction accounts, are insured by the FDIC up to $250,000.

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

Continued action by the FDIC to replenish the DIF, as well as changes contained in the Dodd-Frank Act, may result in higher assessment rates. NBH Bank may be able to pass part or all of this cost on to its clients, including in the form of lower interest rates on deposits, or fees to some depositors, depending on market conditions.

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

Changes in Laws, Regulations or Policies

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

Item 1A.RISK FACTORS.

Risks Relating to Our Banking Operations

We are a relatively young Company with a limited and complex operating history from which investors can evaluate our past financial and operating performance and future prospects.

We were organized in June 2009 and acquired selected assets and assumed selected liabilities of Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado in October 2010, December 2010, July 2011 and October 2011, respectively, and acquired Pine River Valley Bank by merger in August 2015. Because our banking operations began in late 2010, and because our acquisitions in 2010 and 2011 were of failed or troubled banks, we have a limited operating history upon which investors can evaluate our operational performance or compare our recent performance to historical performance. The business models and experiences of the depository institutions we have acquired to date and may acquire in the future may not be reflective of our plans.  More importantly, because a portion of our loans and OREO were covered by loss sharing agreements with the FDIC and all of the loans and OREO we acquired were marked to fair value at the time of our acquisitions, we believe that the historical financial results of the acquisitions are less useful to an evaluation of our future prospects and financial and operating performance.

Certain other factors may also make it difficult for investors to evaluate our future prospects and financial and operating performance, including, among others:

•

our current asset mix, loan quality and allowance for loan losses are not fully representative of our anticipated future asset mix, loan quality and allowance for loan losses, which may change materially as we continue to undertake organic loan origination and banking activities and pursue future acquisitions;

•

a portion of our loans and OREO have been covered by loss sharing agreements with the FDIC, which reimbursed a variable percentage of losses experienced on these assets; since our FDIC loss-share arrangements were terminated  in the fourth quarter 2015, we may face higher losses, which losses may exceed the discounts we received;

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

•	our regulatory capital ratios, which currently exceed regulatory minimum requirements by a substantial margin, are not necessarily representative of our future regulatory capital ratios.

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

Changes in the assumptions underlying our acquisition method of accounting, or other significant accounting estimates could affect our financial information and have a material adverse effect on us.

A material portion of our financial results is based on, and subject to, significant assumptions and subjective judgments. As a result of our acquisitions, our financial information is heavily influenced by the application of the acquisition method of accounting and was heavily influenced in prior periods by loss share accounting. Both methodologies require us to make complex assumptions, and these assumptions materially affect our financial results. As such, any financial information generated through the use of the acquisition method of accounting or loss share accounting is subject to modification or change. If our assumptions are incorrect and we change or modify our assumptions, it could have a material adverse effect on us or our previously reported results. Additionally, a change in our accounting estimates, such as our ability to realize deferred tax assets, the need for a valuation allowance or the recoverability of the goodwill recorded at the time of our acquisitions, could have a material adverse effect on our financial results.

Our business is highly susceptible to credit risk and fluctuations in the value of real estate and other collateral securing such credit.

As a lender, we are exposed to the risk that our clients will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the ability of borrowers to repay their loans and, if applicable, the period of time over which the loan is repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments in recent years.  A decline in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans, mortgage loan originations and gains on sale of mortgage loans. Declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could materially and adversely affect us.

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

We hold and acquire an amount of OREO from time to time, which may lead to volatility in operating expenses and vulnerability to declines in real property values.

When necessary, we foreclose on and take title to the real estate serving as collateral for our loans as part of our business. Real estate that we own but do not use in the ordinary course of our operations is referred to as “other real estate owned,” or “OREO” property. Higher OREO balances as a result of our acquisitions have led to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with OREO assets. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The expenses associated with OREO and any further OREO write-downs could have a material adverse effect on us.

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

We require liquidity to make loans and to repay deposit and other liabilities as they become due or are demanded by clients. We principally depend on checking, savings and money market deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. As a result of a decline in overall depositor confidence, an increase in interest rates paid by competitors, general interest rate levels, higher returns being available to clients on alternative investments and general economic conditions, a substantial number of our clients could withdraw their bank deposits with us from time to time, resulting in our deposit levels decreasing substantially, and our cash on hand may not be able to cover such withdrawals and our other business needs, including amounts necessary to operate and grow our business. This would require us to seek third party funding or other sources of liquidity, such as asset sales. Our access to third party funding sources, including our ability to raise funds through the issuance of additional shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, may be impacted by our financial strength, performance and prospects and may also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets, all of which may make potential funding sources more difficult to access, less reliable and more expensive. We may not have access to third party funding in sufficient amounts on favorable terms, or the ability to undertake asset sales or access other sources of liquidity, when needed, or at all, which could materially and adversely affect us.

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

Our future operating results depend to a large extent on our ability to successfully manage our growth. Our growth has placed, and it may continue to place, significant demands on our operations and management. Whether through additional acquisitions or organic growth, our current plan to expand our business is dependent upon our ability to:

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

We intend to complement and expand our business by pursuing strategic acquisitions of financial services franchises.  Generally, any acquisition of target financial institutions, banking centers or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, including the Federal Reserve and Colorado Division of Banking.  In acting on applications, our banking regulators consider, among other factors:

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

There are significant risks associated with our strategy to identify and successfully consummate acquisitions. There are a limited number of acquisition opportunities, and we expect to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions and financial services franchises. Many of these entities are well established and have extensive experience in identifying and consummating acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater financial, technical, human and other resources and access to capital than we do, which could limit the acquisition opportunities we pursue. Our competitors may be able to achieve greater cost savings, through consolidating operations or otherwise, than we could. These competitive limitations give others an advantage in pursuing certain acquisitions. In addition, increased competition may drive up the prices for the acquisitions we pursue and make the other acquisition terms more onerous, which would make the identification and successful consummation of those acquisitions less attractive to us. Competitors may be willing to pay more for acquisitions than we believe are justified, which could result in us having to pay more for them than we prefer or to forego the opportunity. The trading price of our common stock and of the stock of other potential acquirers may affect our ability to offer a competitive price for acquisitions where stock is proposed as acquisition consideration. As a result of the foregoing, we may be unable to successfully identify and consummate acquisitions on attractive terms, or at all, that are necessary to grow our business.

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

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment, while many others have come into effect over the last few years and now have finalized implementing regulations. Many provisions, however, still require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until several supervisory cycles are complete. The changes resulting from the Dodd-Frank Act have limited our business activities, required changes to certain of our business practices, imposed upon us more stringent capital, liquidity and leverage requirements or otherwise materially and may continue to adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.  Failure to comply with the new requirements could also materially and adversely affect us. Any changes in the laws or regulations or their interpretations could be materially adverse to investors in our common stock

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could materially and adversely affect us.

We are subject to extensive regulation, supervision, and legislation by federal and state regulators and bodies that govern almost all aspects of our operations. Intended to protect clients, depositors and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage (including foreclosure and collection practices), limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. On December 31, 2015, NBH Bank, formerly a national association chartered under federal law and supervised and regulated by the OCC, converted to a Colorado state-chartered bank. As such, following the conversion, NBH Bank became subject to examination, supervision and regulation by the Colorado Division of Banking and the Federal Reserve. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us.

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

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations.  If, as a result of an examination, a federal or state banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or our management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate.  These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, we could be materially and adversely affected.

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

Item 1B.UNRESOLVED STAFF COMMENTS.

None

Item 2.PROPERTIES.

Our principal executive offices are located in the Denver Tech Center area immediately south of Denver, Colorado. We also have approximately 70,000 square feet of office and operations space in Kansas City, Missouri.  At December 31, 2015, we operated 53 banking centers in Colorado, 42 in Kansas and Missouri, and 2 in Texas. Of these banking centers, 20 locations were leased and 77 were owned. Prior to their closure at the conclusion of business on December 31, 2013, we also operated four banking centers in California and 32 limited-service retirement center locations in Colorado, Kansas, Missouri and Texas. During 2015, we consolidated three banking centers in our Bank Midwest network, and in the first quarter of 2016 we announced the consolidation of seven banking centers in our Community Banks of Colorado network during the second quarter of 2016.

Item 3.LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, results of operations or liquidity.

Item 4.MINE SAFETY DISCLOSURES.

None.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Shares of the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NBHC” on September 20, 2012. Prior to September 20, 2012, there was no established public trading market for the Company’s stock. The following table presents the high and low prices of actual transactions in the Company’s common stock and cash dividends paid for the periods indicated:

				Cash
Year	Quarter	High	Low	Dividends
2015	First	$19.53	$17.69	$0.05
	Second	$21.30	$18.35	$0.05
	Third	$22.04	$19.20	$0.05
	Fourth	$23.55	$19.47	$0.05
2014	First	$21.48	$18.77	$0.05
	Second	$20.61	$18.50	$0.05
	Third	$20.89	$18.94	$0.05
	Fourth	$19.95	$18.11	$0.05

The last sale price of our common stock on the NYSE was $19.50 per share on February 25, 2016. The Company had 182 shareholders of record as of February 25, 2016. Management estimates that the number of beneficial owners is significantly greater.

In October 2012, we commenced the payment of a $0.05 per share quarterly dividend to holders of our common stock.

As a bank holding company, any dividends paid to us by our bank subsidiary are subject to various federal and state regulatory limitations and also subject to the ability of our bank subsidiary to pay dividends to us. Other than (1) dividends from the Bank paid as noted above, (2) the cash held by the Company and (3) any future financing at the holding company level, we do not expect to have other liquidity sources at the holding company level. In addition, in the future, we and our bank subsidiary may enter into credit agreements or other financing arrangements that prohibit or otherwise restrict our ability to declare or pay cash dividends. Any determination to pay cash dividends in the future will be at the discretion of our Board of Directors and will depend on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our Board of Directors. See “Risk Factors—Our ability to pay dividends is subject to regulatory limitations and our bank subsidiary’s ability to pay dividends to us is also subject to regulatory limitations.” We may also execute permanent capital reductions at the Bank level in accordance with federal and state regulatory guidelines as a source of liquidity for the holding company. See note 28 for discussion of a permanent capital reduction of $140.0 million approved in February 2016.

Performance Graph

The following graph presents a comparison of the Company’s performance to the indices named below. It assumes $100 invested on September 19, 2012, with dividends invested on a total return basis.

Total Return Performance
Index Value
NBH
KBW Regional Banking Index
Russell 2000 Index
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
85
09/19/12
12/31/12
12/31/13
12/31/14
12/31/15

		Period Ending
Index	09/19/12	12/31/12	12/31/13	12/31/14	12/31/15
NBH	100.00	98.92	112.63	103.18	114.75
KBW Regional Banking Index	100.00	95.19	139.76	143.16	151.74
Russell 2000 Index	100.00	99.74	138.46	145.24	138.83

The following table sets forth information about our repurchases of our common stock during the fourth quarter of 2015:

				Maximum Number
			Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number	Average	Purchased as Part of	Units) that May Yet Be
	of Shares (or	Price Paid Per	Publicly Announced	Purchased Under the
Period	Units) Purchased	Share (or Unit)	Plans or Programs	Plans or Programs (2)(3)
October 1 - October 31, 2015 (1)	472	$22.06	-	$6,093,512
November 1 - November 30, 2015 (1)	431,306	23.04	-	6,093,512
December 1 - December 31, 2015 (1)	94	20.91	-	6,093,512
Total	431,872	$23.04	-	$6,093,512

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock, and tax withholdings.

(2)

On February 11, 2015, the Company announced that the Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $6,093,512 remained available for purchase at December 31, 2015.

(3)	On January 21, 2016, the Board of Directors approved a $50.0 million stock repurchase program.

Securities Authorized for Issuance under Equity Compensation Plans

During the second quarter of 2014, shareholders approved the 2014 Omnibus Incentive Plan. Under the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons. As of December 31, 2015, the aggregate number of Company common stock available for issuance under the 2014 Plan was 5,707,826 shares.

During the second quarter of 2015, shareholders approved the Company’s 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year or 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. As of December 31, 2015, the aggregate number of Company common stock available for issuance under the ESPP was 385,515 shares.

See note 17 to the consolidated financial statements for further detail related to these equity compensation plans.

	Number of	Weighted-	Number of
	securities to be	average	securities remaining
	issued upon	exercise price	available for future
	exercise of	of outstanding	issuance under equity
	oustanding options,	options,	compensation
Plan Category	warrants and rights	warrants and rights	plans
Equity plans approved by security holders	2,596,251	$19.84	6,093,341
Equity plans not approved by security holders	-	-	-
Total	2,596,251	$19.84	6,093,341

Item 6.SELECTED FINANCIAL DATA.

The following table sets forth summary selected historical financial information as of and for the five years ended December 31, 2015.  The summary selected historical consolidated financial information set forth below is derived from our audited consolidated financial statements.

During the five years ended December 31, 2015, we consummated the Bank of Choice acquisition on July 22, 2011, the Community Banks of Colorado acquisition on October 21, 2011 and the Pine River acquisition on August 1, 2015. All acquisitions were accounted for using the acquisition method of accounting. Due to the timing of the acquisitions and the acquisition method of accounting, comparability may be limited. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The summary selected historical consolidated financial data set forth below should be read together with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Such information is not necessarily indicative of anticipated future results. All amounts are presented in thousands, except share data, or as otherwise noted.

Summary of Selected Historical Consolidated Financial Data

	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Information (unaudited):
Cash and cash equivalents	$166,092	$256,979	$189,460	$769,180	$1,628,137
Investment securities available-for-sale (at fair value)	1,157,246	1,479,214	1,785,528	1,718,028	1,862,699
Investment securities held-to-maturity	427,503	530,590	641,907	577,486	6,801
Non-marketable securities	22,529	27,045	31,663	32,996	29,117
Loans (1)	2,587,673	2,162,409	1,854,094	1,832,702	2,268,435
Allowance for loan losses	(27,119)	(17,613)	(12,521)	(15,380)	(11,527)
Loans, net	2,560,554	2,144,796	1,841,573	1,817,322	2,256,908
Loans held for sale	13,292	5,146	5,787	5,368	5,616
FDIC indemnification asset, net	—	39,082	64,447	86,923	223,402
Other real estate owned	20,814	29,120	70,125	94,808	120,636
Premises and equipment, net	103,103	106,341	115,219	121,436	87,315
Goodwill and other intangible assets, net	72,059	76,513	81,859	87,205	92,553
Other assets	140,716	124,820	86,547	100,023	38,842
Total assets	$4,683,908	$4,819,646	$4,914,115	$5,410,775	$6,352,026
Deposits	$3,840,677	$3,766,188	$3,838,309	$4,200,719	$5,063,053
Other liabilities	225,687	258,883	178,014	119,497	200,244
Total liabilities	4,066,364	4,025,071	4,016,323	4,320,216	5,263,297
Total shareholders’ equity	617,544	794,575	897,792	1,090,559	1,088,729
Total liabilities and shareholders’ equity	$4,683,908	$4,819,646	$4,914,115	$5,410,775	$6,352,026

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Interest income	$171,407	$184,662	$195,475	$233,485	$197,159
Interest expense	14,462	14,413	16,514	29,234	41,696
Net interest income	156,945	170,249	178,961	204,251	155,463
Provision for loan losses	12,444	6,209	4,296	27,995	20,002
Net interest income after provision for loan losses	144,501	164,040	174,665	176,256	135,461
Bargain purchase gain	1,048	—	—	—	60,520
Non-interest income	21,448	(1,696)	20,177	37,379	28,966
Non-interest expense	158,024	150,003	183,965	209,598	155,538
Income before income taxes	7,925	12,341	10,877	4,037	69,409
Provision for income before taxes	3,044	3,165	3,950	4,580	27,446
Net income (loss)	$4,881	$9,176	$6,927	$(543)	$41,963
Share Information(2):
Earnings (loss) per share, basic	$0.14	$0.22	$0.14	$(0.01)	$0.81
Earnings (loss) per share, diluted	$0.14	$0.22	$0.14	$(0.01)	$0.81
Dividends paid	$0.20	$0.20	$0.20	$0.05	$—
Book value per share	$20.34	$20.43	$19.99	$20.84	$20.87
Tangible book value per share(3)	$18.22	$18.63	$18.27	$19.23	$19.13
Tangible common equity to tangible assets(3)	11.98%	15.25%	16.97%	18.89%	15.94%
Weighted average common shares outstanding, basic	34,349,996	42,404,609	50,790,410	52,214,175	51,978,744
Weighted average common shares outstanding, diluted	34,363,487	42,421,014	50,824,422	52,214,175	52,104,021
Common shares outstanding	30,358,509	38,884,953	44,918,336	52,327,672	52,157,697

(1)	Total loans are net of unearned discounts and deferred fees and costs.
(2)	Per share information is calculated based on the aggregate number of our shares of Class A common stock and Class B non-voting common stock outstanding.
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

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Key Ratios
Return on average assets	0.10%	0.19%	0.13%	(0.01)%	0.81%
Return on average tangible assets (1)	0.17%	0.26%	0.20%	0.05%	0.88%
Return on average equity	0.70%	1.07%	0.67%	(0.05)%	4.01%
Return on average tangible common equity (1)	1.29%	1.58%	1.06%	0.27%	4.62%
Interest-earning assets to interest-bearing liabilities (end of period)(2)	133.71%	137.36%	137.05%	134.44%	127.91%
Loans to deposits ratio (end of period)	67.72%	57.55%	48.46%	43.76%	44.91%
Average equity to average assets	14.52%	17.68%	20.07%	18.91%	20.26%
Non-interest bearing deposits to total deposits (end of period)	21.22%	19.45%	17.59%	16.14%	13.41%
Net interest margin (3)	3.54%	3.83%	3.81%	3.98%	3.40%
Net interest margin(fully taxable equivalent)(1)(3)	3.60%	3.85%	3.81%	3.98%	3.40%
Interest rate spread (4)	3.48%	3.72%	3.68%	3.81%	3.17%
Yield on earning assets(2)	3.86%	4.15%	4.16%	4.55%	4.31%
Yield on earning assets (fully taxable equivalent) (1)(2)	3.92%	4.17%	4.16%	4.55%	4.31%
Cost of interest bearing liabilities (2)	0.44%	0.45%	0.48%	0.74%	1.15%
Cost of deposits	0.36%	0.37%	0.41%	0.64%	1.05%
Non-interest expense to average assets	3.27%	3.08%	3.55%	3.62%	3.01%
Efficiency ratio	85.55%	85.82%	89.70%	84.53%	61.72%
Dividend Payout Ratio	142.86%	90.91%	142.86%	NM	0.00%

Asset Quality Data(5)(6)(7)
Non-performing loans to total loans	0.99%	0.50%	1.31%	1.26%	1.66%
Non-performing non 310-30 assets to total non 310-30 loans and OREO	1.81%	1.86%	5.00%	6.19%	6.71%
Allowance for loan losses to total loans	1.05%	0.81%	0.68%	0.84%	0.51%
Allowance for loan losses to non-performing loans	105.74%	162.89%	51.43%	66.53%	30.52%
Net charge-offs to average loans	0.12%	0.05%	0.41%	1.20%	0.51%

(1)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation below.
(2)

Interest earning assets include assets that earn interest/accretion or dividends, which is not part of interest earning assets. Any market value adjustments on investment securities are excluded from interest-earning assets. Interest bearing liabilities include liabilities that must be paid interest.

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

(6)	Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.
(7)	Total loans are net of unearned discounts and fees.

NM – Not Meaningful

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “operating expense,” “tangible assets,” “return on average tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity,” "tangible common equity to tangible assets," and "fully taxable equivalent" metrics are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP).  We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on a fully taxable equivalent basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures is as follows.

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Total shareholders’ equity	$617,544	$794,575	$897,792	$1,090,559	$1,088,729
Less: goodwill and intangible assets, net	(72,060)	(76,513)	(81,859)	(87,205)	(92,553)
Add: deferred tax liability related to goodwill	7,772	6,222	4,671	3,121	1,571
Tangible common equity (non-GAAP)	$553,256	$724,284	$820,604	$1,006,475	$997,747

Total assets	$4,683,908	$4,819,646	$4,914,115	$5,410,775	$6,352,026
Less: goodwill and intangible assets, net	(72,060)	(76,513)	(81,859)	(87,205)	(92,553)
Add: deferred tax liability related to goodwill	7,772	6,222	4,671	3,121	1,571
Tangible assets (non-GAAP)	$4,619,620	$4,749,355	$4,836,927	$5,326,691	$6,261,044

Tangible common equity to tangible assets calculations:
Total shareholders’ equity to total assets	13.18%	16.49%	18.27%	20.16%	17.14%
Less: impact of goodwill and intangible assets, net	(1.20)%	(1.24)%	(1.30)%	(1.27)%	(1.20)%
Tangible common equity to tangible assets (non-GAAP)	11.98%	15.25%	16.97%	18.89%	15.94%

Common book value per share calculations:
Total shareholders' equity	$617,544	$794,575	$897,792	$1,090,559	$1,088,729
Divided by: ending shares outstanding	30,358,509	38,884,953	44,918,336	52,327,672	52,157,697
Common book value per share	$20.34	$20.43	$19.99	$20.84	$20.87

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$553,256	$724,284	$820,604	$1,006,475	$997,747
Divided by: ending shares outstanding	30,358,509	38,884,953	44,918,336	52,327,672	52,157,697
Tangible common book value per share (non-GAAP)	$18.22	$18.63	$18.27	$19.23	$19.13

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$553,256	$724,284	$820,604	$1,006,475	$997,747
Less: accumulated other comprehensive income, net of tax	(95)	(5,839)	6,756	(40,573)	(47,022)
Tangible common book value, excluding accumulated other comprehensive income, net of tax (non-GAAP)	553,161	718,445	827,360	965,902	950,725
Divided by: ending shares outstanding	30,358,509	38,884,953	44,918,336	52,327,672	52,157,697
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$18.22	$18.48	$18.42	$18.46	$18.23

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Net income	$4,881	$9,176	$6,927	$(543)	$41,963
Add: impact of core deposit intangible amortization expense, after tax	3,295	3,260	3,235	3,233	2,635
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$8,176	$12,436	$10,162	$2,690	$44,598

Average assets	$4,831,070	$4,867,929	$5,175,210	$5,786,762	$5,166,172
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(66,549)	(73,074)	(79,964)	(86,841)	(80,248)
Average tangible assets (non- GAAP)	$4,764,521	$4,794,855	$5,095,246	$5,699,921	$5,085,924

Average shareholder's equity	$701,476	$860,691	$1,038,753	$1,093,998	$1,045,459
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(66,549)	(73,074)	(79,964)	(86,841)	(80,248)
Average tangible common equity (non-GAAP)	$634,927	$787,617	$958,789	$1,007,157	$965,211

Return on average assets	0.10%	0.19%	0.13%	(0.01)%	0.81%
Return on average tangible assets (non-GAAP)	0.17%	0.26%	0.20%	0.05%	0.88%
Return on average equity	0.70%	1.07%	0.67%	(0.05)%	4.01%
Return on average tangible common equity (non-GAAP)	1.29%	1.58%	1.06%	0.27%	4.62%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Interest income	$171,407	$184,662	$195,475	$233,485	$197,159
Add: impact of taxable equivalent adjustment	2,695	930	—	—	—
Interest income, fully taxable equivalent (non-GAAP)	$174,102	$185,592	$195,475	$233,485	$197,159

Net interest income	$156,945	$170,249	$178,961	$204,251	$155,463
Add: impact of taxable equivalent adjustment	2,695	930	—	—	—
Net interest income, fully taxable equivalent (non-GAAP)	$159,640	$171,179	$178,961	$204,251	$155,463

Average earning assets	$4,439,139	$4,446,903	$4,698,552	$5,130,836	$4,571,331
Yield on earning assets	3.86%	4.15%	4.16%	4.55%	4.31%
Yield on earning assets, fully taxable equivalent (non-GAAP)	3.92%	4.17%	4.16%	4.55%	4.31%
Net interest margin	3.54%	3.83%	3.81%	3.98%	3.40%
Net interest margin, fully taxable equivalent (non-GAAP)	3.60%	3.85%	3.81%	3.98%	3.40%

Item 7:MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the years ended December 31, 2015, 2014, and 2013, and with the other financial and statistical data presented in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and should be read herewith.

On December 31, 2015, our bank subsidiary converted to a Colorado state-charted bank and changed its name from NBH Bank, N.A. to NBH Bank. All references to NBH Bank should be considered synonymous with references to NBH Bank, N.A. prior to the name change.

All amounts are in thousands, except share data, or as otherwise noted.

Overview

National Bank Holdings Corporation is a bank holding company formed in 2009, with banking operations beginning in October 2010. We completed an initial public offering of our stock on September 20, 2012, when we began trading on the NYSE under the ticker symbol “NBHC.” Through our subsidiary, NBH Bank, we provide a variety of banking products to both commercial and consumer clients through a network of 97 banking centers, located in Colorado, the greater Kansas City area and Texas, and through online and mobile banking products. We operate under the following brand names: Community Banks of Colorado in Colorado, Bank Midwest in Kansas and Missouri, and Hillcrest Bank in Texas.

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

As of December 31, 2015, we had $4.7 billion in assets, $2.6 billion in loans, $3.8 billion in deposits and $0.6 billion in equity. We believe that our established presence positions us well for growth opportunities. Our focus is on building strong banking relationships with small to medium-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid financial services franchise with a sizable presence for deposit gathering and client relationship building necessary for growth.

Operating Highlights and Key Challenges

Our operations resulted in the following highlights as of and for the year ended December 31, 2015 (except as noted):

Strategic execution

•	Originated $966.9 million in loans, driving total loan growth of 19.7%, and 32.5% originated loan growth, with net charge-offs of only 12 basis points for 2015.
•	Maintained a conservatively structured loan portfolio represented by diverse industries and conservative concentrations.
•

Opportunistic capital management – repurchased 8.6 million shares, or 22.2%, at a weighted average price of $20.16. Since early 2013, we have repurchased 42.3% of our shares outstanding, at a weighted average price of $19.88.

•	Maintained focus on expenses and enhancing operational efficiencies – 2015 operating expenses, net of Pine River operating expenses, decreased 3.2% from the prior year.

•	Converted core operating systems during 2015, resulting in expected annual savings of approximately $4.0 million per year.
•

Completed the acquisition of Pine River on August 1, 2015 for $9.5 million cash. The acquisition resulted in a $1.0 million bargain purchase gain. Assets and liabilities recorded at fair value included cash and investments of $64.4 million; loans of $64.3 million; and deposits of $130.1 million.

•

Completed regulatory initiatives, including the termination of operating agreement with the OCC, the termination of the loss-share agreements with the FDIC with a $4.9 million gain, and the Bank’s charter conversion from a national association to a Colorado state-chartered bank.

Loan portfolio

•	Total loans ended 2015 at $2.6 billion, a 19.7% increase from the prior year.
•	Organic loan originations totaled $966.9 million, an 11.2% increase from the prior year.
•	Strategic loans at December 31, 2015 increased a strong $507.2 million, or 25.9% from the prior year.
•	Successfully exited $81.9 million, or 40.6%, of the remaining acquired non-strategic loan portfolio during 2015.
•	Maintained a diverse loan portfolio with no single industry sector comprised more than 15% of total loan exposure.

Credit quality

Non 310-30 loans

•	Net charge-offs in the non 310-30 portfolio remained low at just 0.12% during 2015.
•

Credit quality remained strong, as 90 days past due and non-accruing loans were just 1.08% of total loans at December 31, 2015. Non performing non 310-30 assets to total non 310-30 loans and OREO declined to 1.81% from 1.86% in the prior year.

ASC 310-30 loans

•	Added a net $18.0 million to accretable yield for the acquired loans accounted for under ASC 310-30.
•	Realized 19.9% yield on ASC 310-30 loans during 2015.
•	310-30 loans represented 7.8% of total loans at December 31, 2015, compared to 12.9% in the prior year.

Client deposit funded balance sheet

•	Average transaction deposits and client repurchase agreements increased $237.9 million, or 9.5%, from the prior year.
•	Relationship banking model drove solid growth in average demand deposits, adding $81.6 million, or 11.6%, from prior year.
•

Total deposits increased $74.5 million, or 2.0%, from 2014, driven by growth of $240.6 million, or 9.5%, in transaction deposits and client repurchase agreements, offset by a decrease in higher-cost average time deposits $140.6 million, or 9.9%.

•	Strongly client-funded balance sheet, with total deposits and client repurchase agreements comprising 97.8% of total liabilities as of December 31, 2015.

Revenues and expenses

•	Net interest income totaled $156.9 million and decreased $13.3 million, or 7.8%, from 2014, primarily driven by lower levels of higher-yielding acquired loans.
•

The continued resolution of the higher-yielding acquired non-strategic loan portfolio and higher levels of lower-yielding short-term investments led to a 25 basis point narrowing of the fully taxable equivalent net interest margin to 3.60% from 3.85%.

•

Banking related non-interest income totaled $33.0 million during 2015, an increase of $2.6 million, or 8.6%, compared to 2014, as a result of increases in bank card fees, gain on sales of mortgages, mark-to-market adjustments related to fair value interest rate swaps on fixed-rate term loans, and bank-owned life insurance income.

•

Total non-interest income for 2015 was $21.4 million compared to a negative $1.7 million in 2014, an increase of $23.1 million. The increase was largely due to $21.1 million higher FDIC related income driven by $7.0 million less indemnification amortization, $9.2 million increase in other FDIC loss-share income, and a $4.9 million gain on the termination of the FDIC loss-share agreements.

•

Non-interest expense totaled $158.0 million in 2015, an increase of $8.0 million from 2014. The increase was driven by lower year-over-year OREO gains of $7.0 million, one-time core system conversion-related expenses of $3.0 million, efficiency initiative expenses related to severance accruals and banking center consolidation expense accruals of $2.4 million, the change in warrant liability fair value adjustments of $3.1 million, and $2.1 million related to the addition of Pine River.

•

Our non-GAAP measure of operating expenses (excludes OREO expenses, problem loan expense, and one-time expenses related to the impact from the change in the warrant liability, contract termination expenses, banking center consolidation expense accruals, severance expense accruals, core system conversion-related expenses, acquisition-related expenses) totaled $145.9 million and decreased a net $4.8 million, or 3.2%, from 2014, as a result of management expense initiatives, led by banking center consolidations and successful vendor contract negotiations, while covering $1.4 million of additional Pine River Valley Bank operating expenses.

•	Problem loan/OREO workout expenses totaled $4.5 million for 2015, increasing $6.4 million from the prior year. The increase was driven by lower year-over-year OREO gains of $7.0 million.

Strong capital position

•

Capital ratios are strong as our capital position remains well in excess of federal bank regulatory thresholds. As of December 31, 2015, our consolidated tier 1 leverage ratio was 11.75% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 17.48%.

•

The excess accretable yield on ASC 310-30 loans above a 4.0% yield (an approximate yield on new loan originations), and discounted at 5%, adds $1.21 after-tax to our tangible book value per share as of December 31, 2015, resulting in a tangible common book value per share of $19.43.

•

During 2015, we repurchased 8.6 million shares, or 22.2% of outstanding shares, at a weighted average price of $20.16 per share. Since early 2013, we have repurchased 22.1 million shares, or 42.3% of then outstanding shares, at an attractive weighted average price of $19.88 per share.

•	In January 2016, we authorized a new program to repurchase up to $50.0 million of the Company’s common stock.

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

General economic conditions continued to modestly improve in 2015, but continue to be somewhat dampened by the uncertainty about the strength of the recovery, both nationally and in our markets. Residential real estate values have largely recovered from their lows and commercial real estate property fundamentals continued to improve in our markets and nationally across all property types and classes. We consider this with guarded optimism. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

Oil and gas prices declined significantly during 2014 and remained depressed throughout 2015. The full impact to the broad economy, to banks in general, and to us, is yet to be determined. Energy loans comprise only 5.7% of our total loans; however, prolonged or further pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio. Suppressed energy prices may lead to an increase in consumer spending in the short term, but the decline could have unpredictable secondary impacts such as job losses in industries tied to energy, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify.

Our total loan balances increased $425.3 million during 2015, or 19.7%, on the strength of $966.9 million of loan originations, partially offset by loan paydowns, particularly in our non-strategic portfolio. Our acquired loans have produced higher yields than our originated loans, due to the recognition of accretion of fair value adjustments and accretable yield. The tepid economic recovery and intense loan competition have kept interest rates low during 2015, limiting the yields we have been able to obtain on originated loans. During 2015, our weighted average yield on loan originations was 3.52% (fully taxable equivalent), which is lower than the 2014 weighted average yield of our total loan portfolio of 3.78% (fully taxable equivalent). We expect downward pressure on the yields on our total loan portfolio to the extent that our originated loan portfolio does not provide sufficient yields to replace the high yields on the acquired loan portfolio as they pay down or pay off. Growth in our interest income will ultimately be dependent on our ability to generate sufficient volumes of high-quality originated loans.

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

Within our statements of financial condition, we specifically evaluate and manage the following:

Loan balances - We monitor our loan portfolio to evaluate loan originations, payoffs, concentrations and profitability. We forecast loan originations and payoffs within the overall loan portfolio, and we work to resolve problem loans and OREO in an expeditious manner. We track the runoff of our “non-strategic” loans and put particular emphasis on the buildup of “strategic” relationships.

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

Many of the loans that we acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions had deteriorated credit quality at the respective dates of acquisition. These loans are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. This guidance is described more fully below under “Application of Critical Accounting Policies” and in note 2 in our consolidated financial statements.

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

Capital - We monitor our capital levels, including evaluating the effects of share repurchases and potential acquisitions, to ensure continued compliance with regulatory requirements. We review our tier 1 leverage capital ratios, common equity tier 1 ratios, our tier 1 risk-based capital ratios and our total risk-based capital ratios on a regular basis.

Within our consolidated results of operations, we specifically evaluate the following:

Net interest income - Net interest income represents the amount by which interest income on interest earning assets exceeds interest expense incurred on interest bearing liabilities. We generate interest income through interest and dividends on loans, investment securities and interest bearing bank deposits. Our acquired loans have generally provided higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield, and as a result, we have historically had downward pressure on our interest income. While there is still some volatility in our interest income due to the nature of our portfolio, solid loan originations are helping to stabilize interest income by offsetting the decrease in interest income from the higher yielding acquired loans with the interest income earned on new loan originations. We incur interest expense on our interest bearing deposits, repurchase agreements and on our FHLB advances, and we would also incur interest expense on any future borrowings, including any debt assumed in acquisitions. We strive to maximize our interest income by acquiring and originating loans and investing excess cash in investment securities. Furthermore, we seek to minimize our interest expense through low-cost funding sources, thereby maximizing our net interest income.

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

Non-interest income - Non-interest income consists of service charges, bank card fees, increase in bank-owned life insurance value, gains on sales of mortgages, gains on sales of investment securities, gains on previously charged-off acquired loans, bargain purchase gains, OREO related write-ups and other income and other non-interest income. Also included in non-interest income is FDIC indemnification asset amortization and other FDIC loss sharing income (expense) for the year, prior to the Company’s termination of the FDIC loss-share agreements during the fourth quarter of 2015. This income (expense) consists of reimbursement of costs related to the resolution of covered assets, and amortization of our clawback liability. For additional information, see “Application of Critical Accounting Policies-Acquisition Accounting Application and the Valuation of Assets Acquired and Liabilities Assumed” and note 2 in our consolidated financial statements. Due to fluctuations in the amortization rates on the FDIC indemnification asset and the amortization of the clawback liability and due to varying levels of expenses and income related to the resolution of covered assets, the FDIC loss sharing income is not consistent on a period-to-period basis.

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

Net income - We utilize traditional industry return ratios such as return on average assets, return on average tangible assets, return on average equity and, return on average tangible equity to measure and assess our returns in relation to our balance sheet profile.

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the fair value determination of assets acquired and liabilities assumed in business combinations, the accounting for acquired loans and the determination of the ALL. These critical accounting policies and estimates are summarized below, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for the year ended December 31, 2015.

Valuation of Assets Acquired and Liabilities Assumed in Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including any identifiable intangible assets. The initial fair values are determined in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. If the fair value of net assets acquired exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. The determination of fair value requires the use of estimates and significant judgment is required. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Adjustments recorded to the acquired assets and liabilities are applied prospectively in accordance with FASB Accounting Standards Update (“ASU”) 2015-16. Any change in the acquisition date fair value of assets acquired and liabilities assumed may materially affect our financial position, results of operations and liquidity.

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

Accounting for Acquired Loans

Included in our loan portfolio are originated loans and acquired loans. The estimated fair values of acquired loans are based on a discounted cash flow methodology that considers various factors, including the type of loan or pool of loans with similar characteristics, and related collateral, classification status, fixed or variable interest rate, maturity and any prepayment terms of the loan, whether or not the loan is amortizing, and a discount rate reflecting our assessment of risk inherent in the cash flow estimates. The determination of the fair value of acquired loans, takes into account credit quality deterioration and probability of loss, and as a result, the related allowance for loan losses is not carried forward at the time of acquisition.

A significant portion of the loans acquired in the Hillcrest Bank, Bank of Choice, and Community Banks of Colorado acquisitions had deteriorated credit quality at the date of acquisition and management accounted for all loans acquired through these acquisitions under ASC 310-30 (with the exception of loans with revolving privileges, which were outside the scope of ASC 310-30). These loans are grouped based on purpose and/or type of loan, geography and risk rating, and take into account the sources of repayment and collateral, and each such grouping is treated as a pool. Each pool is accounted for as a single loan for which the integrity is maintained throughout the life of the asset. When a pool exhibits evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in the expected future cash flows compared to the contractual amount due is recognized as a non-accretable difference. Any excess of the expected future cash flows over the acquisition date fair value is known as the accretable discount, or accretable yield, and through accretion, is recognized as interest income over the remaining life of each pool. Contractual fees not expected to be collected are not included in ASC 310-30 contractual cash flows. Should fees be subsequently collected, the cash flows are accounted for as non 310-30 fee income in the period they are received. Loans that meet the criteria for non-accrual of interest at the time of acquisition may be considered performing upon and subsequent to acquisition, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected.  If the timing and expected cash flows of a pool can not be reasonably estimated, that pool may be placed on non-accrual status, the accretion of income will cease, and interest income will be recognized on a cash basis.

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

Loans outside the scope of ASC 310-30 are accounted for under ASC Topic 310, Receivables. Discounts created when the loans are recorded at their estimated fair values at acquisition are accreted over the remaining life of the loan as an adjustment to the related loan’s yield. Similar to originated loans, the accrual of interest income is discontinued on acquired loans that are not accounted for under ASC 310-30 when the collection of principal or interest, in whole or in part, is doubtful. Interest is not accrued on loans 90 days or more past due unless they are well secured and in the process of collection.

Allowance for Loan Losses

The determination of the ALL, which represents management’s estimate of probable losses inherent in our loan portfolio at the balance sheet date, including acquired loans to the extent necessary, involves a high degree of judgment and complexity. The determination of the ALL takes into consideration, among other matters, the estimated fair value of the underlying collateral, economic conditions, particularly as such conditions relate to the market areas in which we operate, historical net loan losses and other factors that warrant recognition. Any change in these factors, or the rise of any other factors that we, or our regulators, may deem necessary to consider when estimating the ALL, may materially affect the ALL and provisions for loan losses. For further discussion of the ALL, see “—Financial Condition—Asset Quality” and “—Financial Condition—Allowance for Loan Losses” and notes 2 and 7 to our consolidated financial statements.

Financial Condition

Total assets were $4.7 billion at December 31, 2015 compared to $4.8 billion at December 31, 2014. During the year ended 2015, the decrease from the investment securities portfolio and non-strategic loans was used to fund loan growth. Total loans were $2.6 billion at December 31, 2015, and grew $425.3 million, or 19.7% from December 31, 2014. We originated $966.9 million of loans during 2015, which grew the balances in our strategic portfolio $507.2 million year-over-year, or 25.9%. We reduced our non-strategic loan portfolio $81.9 million from December 31, 2014 to $119.8 million at December 31, 2015, or 40.6%, which was a reflection of our successful workout progress on acquired problem loans. OREO deceased $8.3 million, or 28.6%, as we continue to resolve problem assets. The indemnification asset and amounts due to the FDIC were eliminated from our consolidated statement of financial condition as of December 31, 2015 as a result of our termination of the loss-share agreements with the FDIC in the fourth quarter of 2015. Lower cost demand, savings, and money market ("transaction") deposits increased $237.9 million, or 9.5%, while average time deposits decreased $140.6 million, or 9.9%, as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a long-term banking relationship.

Total assets were $4.8 billion at December 31, 2014 compared to $4.9 billion at December 31, 2013, a decrease of $0.1 billion, or 1.9%. The decrease in total assets was primarily attributable to the successful repurchase of 6.1 million of our outstanding shares for $119.4 million.  We continued our strategy of remixing our earning assets during 2014, using the run-off from the investment securities portfolio and non-strategic loans to fund loan growth.  Total loans were $2.2 billion at December 31, 2014, and grew $308.3 million, or 16.6%, from December 31, 2013.  We originated $869.2 million of loans during 2014, which grew the balances in our strategic portfolio $456.6 million from December 31, 2013 to December 31, 2014, or 30.4%.  We reduced our non-strategic loan portfolio to $201.7 million at December 31, 2014, a decrease of $148.2 million from December 31, 2013, or 42.4%, which was a reflection of our successful workout progress on acquired problem loans (many of which were covered). Our FDIC indemnification asset decreased $25.4 million during 2014, primarily as a result of amortization that resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. Strong OREO sales late in the fourth quarter of 2014, coupled with a relatively flat loan growth during that quarter, resulted in a $67.5 million increase in cash and cash equivalents at December 31, 2014 compared to December 31, 2013.  Other assets increased $38.3 million due to the purchase of $44.2 million of bank-owned life insurance during 2014.  Total deposits of $3.8 billion at December 31, 2014 decreased $72.1 million from December 31, 2013. Lower-cost demand, savings, and money market ("transaction") deposits increased $66.5 million and was more than offset by a $138.6 million decrease in time deposits as we continued to focus our deposit base on clients who were interested in market- rate time deposits and in developing a banking relationship, coupled with the California banking center and limited-service retirement center exits on December 31, 2013.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $1.2 billion at December 31, 2015, compared to $1.5 billion at December 31, 2014, a decrease of $0.3 billion, or 20%. During 2015, maturities and pay downs of available-for-sale securities totaled $314.3 million. There were no purchases of available-for-sale securities during 2015. Available-for-sale securities acquired from the Pine River acquisition totaled $30.1 million at the date of acquisition. Shortly after the acquisition date, the Company sold $29.8 million of the acquired securities and recorded no gain or loss.

Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated:

	December 31, 2015				December 31, 2014
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$305,773	$310,978	26.87%	2.24%	$395,244	$404,215	27.33%	2.11%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	861,321	845,543	73.07%	1.74%	1,088,834	1,074,580	72.64%	1.75%
Other securities	725	725	0.06%	0.00%	419	419	0.03%	0.00%
Total investment securities available-for-sale	$1,167,819	$1,157,246	100.00%	1.87%	$1,484,497	$1,479,214	100.00%	1.85%

As of December 31, 2015 and 2014, except for other securities, the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At December 31, 2015 and 2014, adjustable rate securities comprised 7.3% and 7.4%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.1% per annum and 2.2% per annum at December 31, 2015 and 2014, respectively.

The estimated weighted average life of the available-for-sale MBS portfolio as of December 31, 2015 and 2014 was 3.6 years and 3.5 years, respectively. This estimate is based on various assumptions, including repayment characteristics and portfolio aging, and actual results may differ. As of December 31, 2015 2014, the duration of the total available-for-sale investment portfolio was 3.4 years and 3.2 years, respectively.

The available-for-sale investment portfolio included $19.9 million and $21.8 million of gross unrealized losses at December 31, 2015 and 2014, respectively, which were partially offset by $9.4 million and $16.5 million of gross unrealized gains, respectively.  In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

 Held-to-maturity

At December 31, 2015, we held $427.5 million of held-to-maturity investment securities, compared to $530.6 million at December 31, 2014, a decrease of $103.1 million, or 19.4%. The Company purchased $6.2 million of held-to-maturity securities during 2015.

Held-to-maturity investment securities are summarized as follows as of the date indicated:

	December 31, 2015				December 31, 2014
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$340,131	$342,812	79.56%	3.24%	$422,622	$428,323	79.65%	3.25%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	87,372	85,773	20.44%	1.69%	107,968	106,314	20.35%	1.68%
Total investment securities held-to-maturity	$427,503	$428,585	100.00%	2.92%	$530,590	$534,637	100.00%	2.93%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $428.6 million and $534.6 million, at December 31, 2015 and 2014, respectively, and included $1.1 million of net unrealized gains and $4.0 million of net unrealized losses for the respective periods.

The estimated weighted average life of the held-to-maturity investment portfolio was 3.7 years and 3.4 years as of December 31, 2015 and 2014, respectively. The duration of the total held-to-maturity investment portfolio was 3.4 years and 3.2 years as of December 31, 2015 and 2014, respectively.

Non-marketable securities

Non-marketable securities include Federal Reserve Bank ("FRB") stock, Federal Home Loan Bank (“FHLB”) stock, and non-negotiable certificates of deposit. At December 31, 2015 and 2014, we held $14.1 million and $19.5 million, respectively, of FRB stock. At December 31, 2015 and 2014, we held $7.4 million and $7.6 million of FHLB stock, respectively. We hold these securities in accordance with debt and regulatory requirements. At December 31, 2015, we held $1.0 million of non-negotiable certificates of deposit acquired in the Pine River acquisition. These are restricted securities which lack a market and are therefore carried at cost.

Loans Overview

At December 31, 2015, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our five acquisitions to date.

As discussed in note 2 to our consolidated financial statements, in accordance with applicable accounting guidance, all acquired loans are recorded at fair value at the date of acquisition, and an allowance for loan losses is not carried over with the loans but, rather, the fair value of the loans encompasses both credit quality and contractual interest rate considerations. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Management accounted for all loans acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions under ASC 310-30, with the exception of loans with revolving privileges, which were outside the scope of ASC 310-30. In our Bank Midwest transaction, we did not acquire all of the loans of the former Bank Midwest but, rather, selected certain loans based upon specific criteria of performance, adequacy of collateral, and loan type that were performing at the time of acquisition. As a result, none of the loans acquired in the Bank Midwest transaction are accounted for under ASC 310-30. None of the loans acquired in the Pine River transaction are accounted for under ASC 310-30.

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

Due to the unique structure and accounting treatment in our loan portfolio, we utilize three primary presentations to analyze our loan portfolio, depending on the purpose of the analysis.  Those are:

To analyze:	We look at:
Loan growth and production efforts	Strategic balances and loan originations
Workout efforts of our acquired non-strategic portfolio	Non-strategic balances and accretable yield
Interest income	Non 310-30 yields and 310-30 yields

For information regarding the loan portfolio composition and the breakdown of the portfolio between ASC 310-30 loans, and non 310-30 loans, see note 7.

Strategic loans comprised 95.4% of the total loan portfolio at December 31, 2015, compared to 90.7% at December 31, 2014. The table below shows the loan portfolio composition categorized between strategic and non-strategic at the respective dates:

	December 31, 2015			December 31, 2014
	Strategic	Non-strategic	Total	Strategic	Non-strategic	Total
Commercial	$1,047,053	$5,723	$1,052,776	$765,114	$30,282	$795,396
Agriculture	160,824	1,486	162,310	135,559	1,972	137,531
Owner-occupied commercial real estate	200,218	12,115	212,333	140,729	19,228	159,957
Commercial real estate	353,001	89,885	442,886	275,311	126,326	401,637
Residential real estate	674,351	9,651	684,002	610,583	22,117	632,700
Consumer	32,398	968	33,366	33,371	1,817	35,188
Total	$2,467,845	$119,828	$2,587,673	$1,960,667	$201,742	$2,162,409

Our loan portfolio totaled $2.6 billion at December 31, 2015 and increased $425.3 million from December 31, 2014. The 19.7% increase in total loans was primarily driven by a $507.2 million, or 25.9%, increase in our strategic loan portfolio, partially offset by an $81.9 million decrease in our non-strategic loan portfolio. The increase in strategic loans was driven by strong loan originations of $966.9 million, as we have successfully continued to generate new relationships with small to medium-sized businesses and individuals. We have experienced particularly strong loan growth in our commercial portfolio, which at December 31, 2015, was comprised of public administration-related loans of $259.2 million, energy-related loans of $146.9 million, finance and insurance-related loans of $100.9 million, manufacturing-related loans of $70.1 million, and a variety of smaller subcategories of commercial and industrial loans. Our enterprise-level dedicated special asset resolution team has had continued success working out non-strategic loans acquired in our FDIC-assisted transactions, which complimented the repayment of non-strategic loans.

Included in our commercial loans are energy-related loans that comprised 5.7% of total loans, 3.4% of interest earning assets and 28.3% of the Bank’s tier 1 capital at December 31, 2015. The average loan balance per relationship in the energy sector was $5.2 million at December 31, 2015. Energy production (loans to companies engaged in exploration and production), energy midstream (loans to companies that engage in consolidation, storage, and transportation of oil and gas) and energy services (loans to companies that provide products and services to oil/gas companies), made up 40.0%, 40.5% and 19.5%, respectively, of the total energy related portfolio at December 31, 2015. Unfunded commitments to energy clients totaled $97.7 million at December 31, 2015, including $59.6 million to production clients, $26.1 million to midstream clients and $12.0 million to services clients. We may not be contractually required to fund certain amounts depending on the individual circumstances of each client. We have an experienced energy banking team, which includes an in-house petroleum geologist and we have maintained a disciplined approach to energy lending that includes carefully selected clients based on strong balance sheets, low leverage and quality management and we perform regular credit reviews. Energy prices declined significantly during 2014 and 2015 and prolonged or further pricing pressure could increase stress on our energy clients and ultimately the credit quality of this portfolio. However, the capital and liquidity of our energy clients, as well as the conservative loan structures, is expected to protect us against significant credit loss.

Loans in the production subsector totaled $58.8 million of the energy loan balances at December 31, 2015, with an average balance per client of $4.5 million. We lend only against proven reserves of our production clients and on a senior secured basis. Our production clients have net debt to proven reserves ranging from 0% to 65%, with an average of 27%. Net debt to total capitalization for our production clients ranges from 0% to 80%, with an average of 21%. Borrowing base commitment utilization remains low at 48%. With the exception of one client with an outstanding balance of $6.2 million that we classified due to liquidity constraints, as of December 31, 2015, our production clients have liquidity on hand to cover operating cost for 14 to 137 months. Excluding the one classified client in the production sector, at December 31, 2015, this sector has a ratio of net debt to EBITDA ranging from 0 to 2.6 times, with an average of 1.15 times. This compares very favorably to the average for large cap production companies, as reported recently by Wells Fargo Securities at 2.6 times.

Loans in the midstream subsector totaled $59.5 million, with an average balance per client of $11.9 million. Our five midstream clients have a ratio of senior secured debt to EBITDA ranging from 1.3 times to 6.1 times with a median of 3.9 times. Senior secured debt to total assets ranges from 10% to 80% with an average of only 40%. One of our midstream clients represents an outlier with senior secured debt above 4.5 times and senior secured debt to total assets above 51%. This client is working on several strategies to reduce its leverage to be in line with other clients. Generally, we consider senior secured debt to EBITDA of less than 5 times to represent acceptable leverage for a midstream company.

Loans in the services subsector totaled $28.6 million, with an average balance per client of $2.9 million. As duration of low oil prices persisted and worsened in the latter half of 2015, we identified two loans within our energy services subsector that we moved to non-accrual in third quarter of 2015. These two loans account for $12.0 million of the $28.6 million in energy services loan balances as of December 31, 2015. We have specific reserves of $2.1 million against these non-accruals, and are working with both clients on resolution strategies. The remaining energy services clients are effectively managing capital, liquidity and cash flow in the face of the protracted and severe downturn in the industry and are prepared for long scenario continuing low oil prices and have senior debt to assets ranging from 50% to 71% with an average of 59%.

As of December 31, 2015, our non-owner occupied commercial real estate totaled $442.9 million and was only 85% of bank tier-1 capital. Multi-family exposure totaled $7.8 million, or 1.8%, of non-owner occupied commercial real estate loans as of December 31, 2015, and no specific property type comprised more than 3.4% of total loans.

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

The table below shows the geographic breakout of our loan portfolio at December 31, 2015 and 2014, based on the domicile of the borrower or, in the case of collateral-dependent loans, the geographic location of the collateral:

	December 31, 2015		December 31, 2014
		Percent of		Percent of
	Loan balance	loan portfolio	Loan balance	loan portfolio
Colorado	$1,120,806	43.3%	$850,778	39.3%
Missouri	651,386	25.2	518,623	24.0
Texas	274,012	10.6	248,262	11.5
Kansas	198,374	7.7	228,612	10.6
California	53,313	2.1	44,694	2.1
Other	289,782	11.1	271,440	12.5
Total	$2,587,673	100.0%	$2,162,409	100.0%

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. New loan originations of $966.9 million during 2015, increased $97.6 million, or 11.2%, from 2014 as a result of continued market penetration. The following table represents new loan originations during 2015 and 2014:

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2015	2015	2015	2015	2015
Commercial	$123,739	$151,434	$147,321	$129,120	$551,614
Agriculture	24,194	11,295	19,019	3,605	58,113
Owner-occupied commercial real estate	13,395	12,095	17,566	12,778	55,834
Commercial real estate	23,260	36,480	38,113	21,898	119,751
Residential real estate	50,387	36,808	44,699	33,042	164,936
Consumer	3,086	5,616	4,669	3,247	16,618
Total	$238,061	$253,728	$271,387	$203,690	$966,866

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2014	2014	2014	2014	2014
Commercial	$102,732	$110,083	$133,671	$130,096	$476,582
Agriculture	4,952	7,014	10,288	4,959	27,213
Owner-occupied commercial real estate	11,139	10,293	28,803	21,002	71,237
Commercial real estate	27,617	33,817	45,903	29,633	136,970
Residential real estate	31,680	35,404	44,539	27,812	139,435
Consumer	4,111	6,678	3,556	3,461	17,806
Total	$182,231	$203,289	$266,760	$216,963	$869,243

The tables below show the contractual maturities of our loans for the dates indicated:

	December 31, 2015
	Due within	Due after 1 but	Due after
	1 Year	within 5 Years	5 Years	Total
Commercial	$86,592	$579,815	$386,369	$1,052,776
Agriculture	40,982	80,268	41,060	162,310
Owner-occupied commercial real estate	17,772	77,673	116,889	212,334
Commercial real estate	95,100	269,582	78,204	442,886
Residential real estate	10,681	33,438	639,883	684,002
Consumer	9,469	17,820	6,077	33,366
Total loans	$260,596	$1,058,596	$1,268,482	$2,587,673

	December 31, 2014
	Due within	Due after 1 but	Due after
	1 Year	within 5 Years	5 Years	Total
Commercial	$118,569	$502,622	$174,205	$795,396
Agriculture	36,769	49,032	51,730	137,531
Owner-occupied commercial real estate	19,048	65,963	74,946	159,957
Commercial real estate	93,040	222,984	85,613	401,637
Residential real estate	22,678	37,900	572,122	632,700
Consumer	12,899	16,115	6,174	35,188
Total loans	$303,003	$894,616	$964,790	$2,162,409

The stated interest rate sensitivity (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated:

	December 31, 2015
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial(1)	$453,179	3.33%	$505,134	3.58%	$958,313	3.47%
Agriculture	49,261	4.69%	56,076	3.73%	105,337	4.18%
Owner-occupied commercial real estate	85,036	4.43%	88,090	4.04%	173,126	4.23%
Commercial real estate	137,124	4.56%	162,781	3.43%	299,905	3.95%
Residential real estate	359,657	3.50%	294,051	3.73%	653,708	3.61%
Consumer	17,822	4.68%	3,652	4.10%	21,474	4.58%
Total loans with > 1 year maturity	$1,102,079	3.71%	$1,109,784	3.65%	$2,211,863	3.68%

	December 31, 2014
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial(1)	$222,448	3.80%	$443,305	3.63%	$665,753	3.68%
Agriculture	45,721	4.83%	37,533	4.58%	83,254	4.72%
Owner-occupied commercial real estate	68,723	4.31%	44,482	4.10%	113,205	4.23%
Commercial real estate	118,724	4.59%	109,117	3.41%	227,841	4.02%
Residential real estate	341,833	3.48%	236,365	3.59%	578,198	3.53%
Consumer	13,828	5.32%	4,591	3.95%	18,419	4.97%
Total loans with > 1 year maturity	$811,277	3.91%	$875,393	3.66%	$1,686,670	3.78%

(1)

Included in commercial fixed rate loans are loans totaling $273.3 million and $68.8 million as of December 31, 2015 and 2014, respectively, that have been swapped to variable rates at current market pricing. Included in the commercial segment are tax exempt loans totaling $347.6 million and $117.5 million, with a weighted average rate of 3.18% and 3.42% at December 31, 2015 and 2014, respectively.

Accretable Yield

At December 31, 2015 and 2014, the accretable yield balance was $84.2 million and $113.5 million, respectively. During 2015 and 2014, we re-measured the expected cash flows quarterly for all 27 and 28 remaining loan pools, respectively, accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. This re-measurement resulted in a net $18.0 million and $43.7 million reclassification from non-accretable difference to accretable yield as of December 31, 2015 and 2014, respectively.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	December 31,	December 31,
	2015	2014
Remaining accretable yield on loans accounted for under ASC 310-30	$84,194	$113,463
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	5,008	7,618
Total remaining accretable yield and fair value mark	$89,202	$121,081

Asset Quality

All of the assets acquired in our acquisitions were marked to fair value at the date of acquisition, and the fair value adjustments to loans included a credit quality component. We utilize traditional credit quality metrics to evaluate the overall credit quality of our loan portfolio; however, our credit quality ratios are somewhat limited in their comparability to industry averages or to other financial institutions because of the percentage of acquired problem loans and given that any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments.

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

Additionally, we have implemented procedures to timely identify loans that may become problematic in order to ensure the most beneficial resolution to the Company. Asset quality is monitored by our credit risk management department and evaluated based on quantitative and subjective factors such as the timeliness of contractual payments received. Additional factors that are considered, particularly with commercial loans over $250,000, include the financial condition and liquidity of individual borrowers and guarantors, if any, and the value of collateral. To facilitate the oversight of asset quality, loans are categorized based on the number of days past due and on an internal risk rating system, and both are discussed in more detail below.

Our internal risk rating system uses a series of grades which reflect our assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements. Loans that are perceived to have acceptable risk are categorized as “Pass” loans. “Special mention” loans represent loans that have potential credit weaknesses that deserve close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower's ability to meet debt service requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “Substandard” have a well-defined credit weakness and are inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. Although these loans are identified as potential problem loans, they may never become non-performing. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes that collection of payments in accordance with the terms of the loan agreement are highly questionable and improbable. Doubtful loans are deemed impaired and put on non-accrual status.

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

Non-performing Assets

Non-performing assets consist of non-accrual loans, troubled debt restructurings on non-accrual, OREO and other repossessed assets.  Non-accrual loans and troubled debt restructurings on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. During the third quarter of 2014, we revised our definition of non-performing assets and non-performing loans to exclude accruing loans 90 days past due and accruing troubled debt restructurings to more accurately align the financial metrics related to non-performing assets and non-performing loans with our financial results. Prior period information has been modified for this revision. Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2015, 2014 and 2013, was $1.4 million, $1.2 million and $0.5 million, respectively.

Our acquired non-performing assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.

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

All loans accounted for under ASC 310-30 were classified as performing assets at December 31, 2015, as the carrying values of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented:

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Non-accrual loans:
Commercial	$942	$221	$15,572	$1,547	$5,255
Agriculture	1,904	130	153	230	29
Owner-occupied commercial real estate	954	385	467	3,135	1,796
Commercial real estate	407	222	1,131	1,400	12,103
Residential real estate	3,617	2,845	3,437	3,936	2,298
Consumer	30	37	10	—	1
Total non-accrual loans	7,854	3,840	20,770	10,248	21,482
Restructured loans on non-accrual:
Commercial	15,897	3,994	535	2,951	119
Agriculture	81	365	—	20	—
Owner-occupied commercial real estate	319	458	225	231	55
Commercial real estate	815	—	169	6,908	16,053
Residential real estate	679	1,966	2,408	2,471	61
Consumer	2	190	237	290	—
Total restructured loans on non-accrual	17,793	6,973	3,574	12,871	16,288
Total non-performing loans	25,647	10,813	24,344	23,119	37,770
OREO	20,814	29,120	70,125	94,808	120,636
Other repossessed assets	894	849	1,086	1,331	1,553
Total non-performing assets	$47,355	$40,782	$95,555	$119,258	$159,959
Loans 90 days or more past due and still accruing interest	$166	$263	$129	$25	$652
Accruing restructured loans	$8,403	$19,275	$11,605	$17,720	$12,325
ALL	$27,119	$17,613	$12,521	$15,380	$11,527
Total non-performing loans to total loans	0.99%	0.50%	1.31%	1.26%	1.66%
Loans 90 days or more past due and still accruing interest to total loans	0.01%	0.01%	0.01%	0.00%	0.03%
Total non-performing assets to total loans and OREO	1.81%	1.86%	5.00%	6.19%	6.71%
ALL to non-performing loans	105.74%	162.89%	51.43%	66.53%	30.52%

Total non-performing loans increased $14.8 million from December 31, 2014 to December 31, 2015. The primary driver was two energy services clients in the commercial segment, totaling $12.0 million that were restructured and put on non-accrual status during the year. During 2015, accruing TDRs decreased $10.9 million. The decrease was the result of payoffs of prior restructured loans, partially offset by a $6.3 million restructure of a relationship in the commercial segment.

The OREO balance of $20.8 million at December 31, 2015, excludes $5.5 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO. During 2015, $4.6 million of OREO was foreclosed on or otherwise repossessed and $15.6 million of OREO was sold resulted in a net gain of $2.8 million. OREO write-downs of $1.6 million were recorded during 2015.

Total non-performing loans decreased $13.5 million from December 31, 2013 to December 31, 2014. The decrease was driven by a $15.5 million decrease in non-performing loans as a result of a 310-30 loan pool that was returned to accrual status during 2014. This decrease was offset by one restructured non 310-30 loan relationship in the commercial segment, totaling $3.6 million at December 31, 2014, that was placed on non-accrual status during 2014. The loans in this relationship were fully secured and current as to principal and interest payments at December 31, 2014.

During 2014, accruing TDRs increased $7.7 million compared to 2013. The increase was primarily attributable to two loans in the commercial segment with a recorded balance of $10.9 million and two loans in the agriculture segment with a recorded balance of $2.7 million, all of which have been granted an extension of maturity.

OREO balances were $29.1 million at December 31, 2014 and exclude $8.1 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO. During 2014, $4.5 million of OREO was foreclosed on or otherwise repossessed and $56.5 million of OREO was sold. The OREO sales resulted in $13.1 million of net gains. OREO write-downs of $2.1 million were recorded during 2014.

The following table represents the carrying value of our accruing and non-accrual loans compared to the unpaid principal balance ("UPB") as of December 31, 2015:

	Accruing			Non-accrual			Total
	Unpaid		Carrying	Unpaid		Carrying	Unpaid		Carrying
	principal	Carrying	value/	principal	Carrying	value/	principal	Carrying	value/
	balance	value	UPB	balance	value	UPB	balance	value	UPB
Non ASC 310-30 loans
Commercial	$1,025,516	$1,022,930	99.7%	$18,587	$16,839	90.6%	$1,044,103	$1,039,769	99.6%
Agriculture	143,908	143,574	99.8%	2,099	1,984	94.5%	146,007	145,558	99.7%
Owner-occupied commercial real estate	184,336	183,346	99.5%	1,679	1,273	75.8% %	186,015	184,619	99.2%
Commercial real estate	322,628	320,489	99.3%	1,276	1,223	95.8%	323,904	321,712	99.3%
Residential real estate	660,176	658,254	99.7%	5,031	4,296	85.4%	665,207	662,550	99.6%
Consumer	30,609	30,603	99.9%	35	32	91.4%	30,644	30,635	99.9%
Total non ASC 310-30 loans	2,367,173	2,359,196	99.7%	28,707	25,647	89.3%	2,395,880	2,384,843	99.5%
ASC 310-30 loans
Commercial	26,616	13,007	48.9%	—	—	0.00%	26,616	13,007	48.9%
Agriculture	19,938	16,752	84.0%	—	—	0.00%	19,938	16,752	84.0%
Commercial real estate	183,413	148,888	81.2%	—	—	0.00%	183,413	148,888	81.2%
Residential real estate	30,873	21,452	69.5%	—	—	0.00%	30,873	21,452	69.5%
Consumer	7,557	2,731	36.1%	—	—	0.00%	7,557	2,731	36.1%
Total loans accounted for under ASC 310-30	268,397	202,830	75.6%	—	—	0.00%	268,397	202,830	75.6%
Total loans	$2,635,570	$2,562,026	97.2%	$28,707	$25,647	89.3%	$2,664,277	$2,587,673	97.1%

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are generally considered to be performing as is further described above under “Non-Performing Assets.” The table below shows the past due status of loans accounted for under ASC 310-30 and loans not accounted for under ASC 310-30, based on contractual terms of the loans as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	ASC 310-30	Non ASC	Total	ASC 310-30	Non ASC	Total
	loans	310-30 loans	loans	loans	310-30 loans	loans
Loans 30-89 days past due and still accruing interest	$3,941	$6,716	$10,657	$7,016	$1,142	$8,158
Loans 90 days past due and still accruing interest	15,762	165	15,927	33,834	263	34,097
Non-accrual loans	—	25,647	25,647	—	10,813	10,813
Total past due and non-accrual loans	$19,703	$32,528	$52,231	$40,850	$12,218	$53,068
Total 90 days past due and still accruing interest and non-accrual loans to 310-30 loans, non 310-30 loans and total loans, respectively	7.77%	1.08%	1.61%	12.10%	0.59%	2.08%
Total non-accrual loans to 310-30 loans, non 310-30 loans and total loans, respectively	0.00%	1.08%	0.99%	0.00%	0.57%	0.50%
% of total past due and non-accrual loans that carry fair value marks	100.00%	22.01%	51.43%	100.00%	34.66%	84.96%

Loans 30-89 days past due and still accruing interest increased by $2.5 million from December 31, 2014 to December 31, 2015 and loans 90 days or more past due and still accruing interest decreased $18.2 million at December 31, 2015 compared to December 31, 2014, for a collective decrease in total past due loans of $15.7 million. The decrease in total past due loans was driven by lower ASC 310-30 loans 90 days past due and still accruing totaling $18.1 million as a result of successful workout progress on acquired loans, offset by one non 310-30 commercial real estate loan totaling $1.5 million that was 30 days past due at December 31, 2015. Non-accrual loans increased $14.8 million from December 31, 2014 to December 31, 2015. The increase was primarily due to two energy services clients, totaling $12.0 million at December 31, 2015, that were placed on non-accrual status.

Allowance for Loan Losses

The ALL represents the amount that we believe is necessary to absorb probable losses inherent in the loan portfolio at the balance sheet date and involves a high degree of judgment and complexity. Determination of the ALL is based on an evaluation of the collectability of loans, the realizable value of underlying collateral, economic conditions, historical net loan losses, the estimated loss emergence period, estimated default rates, any declines in cash flow assumptions from acquisition, loan structures, growth factors and other elements that warrant recognition and, to the extent applicable, prior loss experience. The ALL is critical to the portrayal and understanding of our financial condition, liquidity and results of operations. The determination and application of the ALL accounting policy involves judgments, estimates, and uncertainties that are subject to change. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition, liquidity or results of operations.

In accordance with the applicable guidance for business combinations, acquired loans were recorded at their acquisition date fair values, which were based on expected future cash flows and included an estimate for future loan losses; therefore, no ALL was recorded as of the acquisition date. Any estimated losses on acquired loans that arise after the acquisition date are reflected in a charge to the provision for loan losses on the consolidated statements of operations.

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During 2015 and 2014, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

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

Commercial	Agriculture	Commercial real estate	Residential real estate	Consumer
Total commercial	Total agriculture	Construction	Senior lien	Total consumer
		Acquisition and development	Junior lien
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

Management derives an estimated annual loss rate adjusted for an estimated loss emergence period based on historical loss data categorized by segment and class. The loss rates are applied at the loan segment and class level. Our historical loss history began in 2012, resulting in minimal losses in our originated portfolio. In order to address this lack of historical data, we incorporate not only our own historical loss rates since the beginning of 2012, but we also utilize peer historical loss data, including a 28-quarter historical average net charge-off ratio on each loan type, relying on the Uniform Bank Performance Reports compiled by the Federal Financial Institutions Examinations Council (“FFIEC”). We may also apply a long-term estimated loss rate to pass rated credits as necessary to account for inherent risks to the portfolio. For originated loans, we assign a slightly higher portion of our loss history, but still rely on the peer loss history to account for our limited historical data. For acquired loans, we use solely our internal loss history as those loans are more seasoned and more of the actual losses in the portfolio have been from the acquired portfolio.

The collective resulting ALL for loans not accounted for under ASC 310-30 is calculated as the sum of the specific reserves and the general reserves. While these amounts are calculated by individual loan or segment and class, the entire ALL is available for any loan that, in our judgment, should be charged-off.

Non 310-30 ALL

During 2015, we recorded $12.1 million of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth and specific reserves on certain non-performing loans. Net charge-offs for non ASC 310-30 loans during 2015 totaled $2.9 million and were primarily from the commercial and consumer loan segments. At December 31, 2015, there were eleven impaired loans that carried specific reserves totaling $4.3 million.

During 2014, we recorded $6.7 million of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth and specific reserves on certain non-performing loans. During 2014, net charge-offs totaled $1.1 million and were primarily from the residential real estate, consumer, and commercial loan segments. At December 31, 2014, there were five impaired loans that carried specific reserves totaling $0.3 million.

310-30 ALL

During 2015, seven loan pools accounted for under ASC 310-30 had combined impairments of $336 thousand as a result of decreases in expected cash flows.

During 2014, several loans pools accounted for under ASC 310-30 had previous valuation allowances of $559 thousand that were reversed as a result of an increase in expected cash flows. The remaining loan pools had minimal impairments during 2014 as a result of decreases in expected cash flows. This activity resulted in net provision reversals of $520 thousand during 2014.

Total ALL

After considering the above mentioned factors, we believe that the ALL of $27.1 million and $17.6 million was adequate to cover probable losses inherent in the loan portfolio at December 31, 2015 and 2014, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the periods listed.

	As of and for the years ended
	December 31, 2015			December 31, 2014			December 31, 2013
	ASC	Non		ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30		310-30	310-30
	loans	loans	Total	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$721	$16,892	$17,613	$1,280	$11,241	$12,521	$4,652	$10,728	$15,380
Charge-offs:
Commercial	—	(1,860)	(1,860)	(3)	(507)	(510)	(496)	(1,654)	(2,150)
Agriculture	—	(51)	(51)	—	—	—	(221)	—	(221)
Commercial real estate	—	(222)	(222)	—	—	—	(2,801)	(943)	(3,744)
Residential real estate	—	(208)	(208)	—	(739)	(739)	(623)	(882)	(1,505)
Consumer	(10)	(1,196)	(1,206)	(36)	(783)	(819)	—	(1,001)	(1,001)
Total charge- offs	(10)	(3,537)	(3,547)	(39)	(2,029)	(2,068)	(4,141)	(4,480)	(8,621)
Recoveries	—	609	609	—	951	951	—	1,466	1,466
Net charge-offs	(10)	(2,928)	(2,938)	(39)	(1,078)	(1,117)	(4,141)	(3,014)	(7,155)
Provision (recoupment) for loan loss	366	12,078	12,444	(520)	6,729	6,209	769	3,527	4,296
Ending allowance for loan losses	$1,077	$26,042	$27,119	$721	$16,892	$17,613	$1,280	$11,241	$12,521
Ratio of net charge-offs to average total loans during the period, respectively	0.01%	0.36%	0.12%	0.01%	0.06%	0.05%	0.67%	0.27%	0.41%
Ratio of ALL to total loans outstanding at period end, respectively	0.53%	1.09%	1.05%	0.26%	0.90%	0.81%	0.28%	0.80%	0.68%
Ratio of ALL to total non-performing loans at period end, respectively	0.00%	101.54%	105.74%	0.00%	156.22%	162.89%	8.63%	118.11%	51.43%
Total loans	$202,830	$2,384,843	$2,587,673	$279,645	$1,882,764	$2,162,409	$450,880	$1,403,214	$1,854,094
Average total loans outstanding during the period	$209,268	$2,323,527	$2,532,795	$361,806	$1,688,197	$2,050,003	$620,709	$1,128,545	$1,749,254
Total non-performing loans	$—	$25,647	$25,647	$—	$10,813	$10,813	$14,827	$9,517	$24,344

	As of and for the years ended
	December 31, 2012			December 31, 2011
	ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$2,188	$9,339	$11,527	$—	$48	$48
Charge-offs:
Commercial	(216)	(3,140)	(3,356)	(3,111)	(1,399)	(4,510)
Agriculture	(144)	(8)	(152)	—	—	—
Commercial real estate	(15,578)	(2,605)	(18,183)	—	(3,378)	(3,378)
Residential real estate	(872)	(1,132)	(2,004)	—	(288)	(288)
Consumer	(19)	(1,502)	(1,521)	—	(1,330)	(1,330)
Total charge- offs	(16,829)	(8,387)	(25,216)	(3,111)	(6,395)	(9,506)
Recoveries	275	799	1,074	288	695	983
Net charge-offs	(16,554)	(7,588)	(24,142)	(2,823)	(5,700)	(8,523)
Provision (recoupment) for loan loss	19,018	8,977	27,995	5,011	14,991	20,002
Ending allowance for loan losses	$4,652	$10,728	$15,380	$2,188	$9,339	$11,527
Ratio of net charge-offs to average total loans during the period, respectively	1.56%	0.79%	1.20%	0.34%	0.68%	0.51%
Ratio of ALL to total loans outstanding at period end, respectively	0.57%	1.06%	0.84%	0.17%	0.97%	0.51%
Ratio of ALL to total non-performing loans at period end, respectively	0.00%	46.40%	66.53%	0.00%	24.73%	30.52%
Total loans	$822,021	$1,010,681	$1,832,702	$1,307,709	$960,726	$2,268,435
Average total loans outstanding during the period	$1,058,092	$962,147	$2,020,239	$823,598	$834,580	$1,658,178
Total non-performing loans	$—	$23,119	$23,119	$—	$37,770	$37,770

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	December 31, 2015
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$1,052,776	40.7%	$14,390	53.1%
Agriculture	162,310	6.3	1,676	6.2
Commercial real estate	655,219	25.3	5,362	19.8
Residential real estate	684,002	26.4	5,283	19.5
Consumer and overdrafts	33,366	1.3	409	1.4
Total	$2,587,673	100.0%	$27,119	100.0%

	December 31, 2014
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$795,396	36.8%	$8,598	48.8%
Agriculture	137,531	6.4	1,009	5.7
Commercial real estate	561,594	26.0	3,819	21.7
Residential real estate	632,700	29.2	3,771	21.4
Consumer and overdrafts	35,188	1.6	416	2.4
Total	$2,162,409	100.0%	$17,613	100.0%

	December 31, 2013
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$483,495	26.1%	$4,258	34.0%
Agriculture	159,952	8.6	1,237	9.9
Commercial real estate	574,220	31.0	2,276	18.2
Residential real estate	599,924	32.3	4,259	34.0
Consumer and overdrafts	36,503	2.0	491	3.9
Total	$1,854,094	100.0%	$12,521	100.0%

	December 31, 2012
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$270,588	14.8%	$2,798	18.2%
Agriculture	173,407	9.5	592	3.8
Commercial real estate	804,999	43.9	7,396	48.1
Residential real estate	533,377	29.1	4,011	26.1
Consumer and overdrafts	50,331	2.7	583	3.8
Total	$1,832,702	100.0%	$15,380	100.0%

	December 31, 2011
	Total loans	% of total loans	Related ALL	% of ALL
Commercial	$372,931	16.4%	$2,959	25.7%
Agriculture	151,403	6.7	282	2.4
Commercial real estate	1,152,478	50.6	3,389	29.4
Residential real estate	522,885	23	4,121	35.8
Consumer and overdrafts	74,354	3.3	776	6.7
Total	$2,274,051	100.0%	$11,527	100.0%

The ALL allocated to commercial loans increased $5.8 million to 53.1% at December 31, 2015, from 48.8% at December 31, 2014, primarily due to loan growth and specific reserves on certain non-accrual loans.

FDIC Indemnification Asset and Clawback Liability

On November 5, 2015, the Bank terminated its loss-share agreements with the FDIC. The Bank paid consideration of $15.1 million to the FDIC and recorded a pre-tax gain of $4.9 million during the fourth quarter of 2015. The gain resulted primarily from the settlement payment made to the FDIC, and the elimination of the remaining indemnification asset and clawback payable, which totaled $18.2 million and $38.7 million, respectively, on the date of termination. The indemnification asset was amortized through September 30, 2015.

During 2015, the Company paid a net $2.2 million to the FDIC related to certificates filed through June 30, 2015 for recoveries on covered assets through that period. All rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements have been eliminated under the early termination agreement.

At December 31, 2014, the FDIC indemnification asset was $39.1 million, compared to $64.4 million at December 31, 2013. In 2014, we recognized $27.7 million of amortization on the FDIC indemnification asset. The amortization resulted from an increase in actual and expected cash flows on the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in expected cash flows from these underlying assets is primarily reflected in the increased accretable yield on loans accounted for under ASC 310-30, as most of the FDIC covered assets were accounted for under this guidance. The carrying value of the FDIC indemnification asset was increased by $2.0 million during 2014 as a result of FDIC loss share submissions. During 2014, we paid a net $2.0 million in net loss-share payments to the FDIC for the aforementioned submissions.

Other Assets

Significant components of other assets were as follows as of the periods indicated:

	December 31, 2015	December 31, 2014
Deferred tax asset	$52,633	$45,506
Accrued income taxes receivable	9,427	5,743
Bank-owned life insurance	50,311	44,242
Minority interest in participated other real estate owned	5,450	8,082
Accrued interest on loans	8,827	7,199
Accrued interest on interest bearing bank deposits and investment securities	3,363	4,266
Other miscellaneous assets	10,705	9,782
Total other assets	$140,716	$124,820

Other assets totaled $140.7 million and $124.8 million at December 31, 2015 and 2014, respectively, and increased $15.9 million, or 12.7%, during the year ended December 31, 2015. The deferred tax assets increased $7.1 million during 2015, which was primarily attributable to the reversal of the deferred tax liability related to the FDIC indemnification asset and the acquisition of Pine River, and was offset by the write-off of deferred tax assets on certain stock-based compensation awards granted to former executives. Accrued income taxes receivable increased $3.7 million during 2015 due to lower taxable income. Bank-owned life insurance increased $6.1 million during 2015 due to additional life insurance policies acquired through the Pine River acquisition coupled with increased bank-owned life insurance cash surrender value. Other miscellaneous assets increased $0.9 million, or 9.4%, from December 31, 2014 to December 31, 2015, primarily due to an increase in derivative assets, further discussed in note 22 of our consolidated financial statements, and acquired Pine River other assets.

Other assets totaled $124.8 million and $86.5 million at December 31, 2014 and 2013, respectively, and increased $38.3 million, or 44.2%. The increase was primarily due to the purchase of bank-owned life insurance during 2014, which totaled $44.2 million at December 31, 2014. Accrued income taxes receivable decreased $10.8 million due to tax payments made during the year. The deferred tax asset increased $8.0 million, or 21.4%, during 2014, which was primarily attributable to a reduction in deferred tax liabilities related to purchased assets during the year, an increase in the allowance for loan loss and an offsetting adjustment for the decrease in the tax effect of unrealized gains on available-for-sale securities.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated:

	December 31, 2015	December 31, 2014
Accrued expenses	$15,493	$15,192
Pending loan purchase settlement	9,936	10,038
Accrued interest payable	4,319	3,608
Derivative liability	8,315	4,728
Other miscellaneous liabilities	11,101	2,316
Accrued contract termination expenses	—	4,110
Warrant liability	—	3,328
Total other liabilities	$49,164	$43,320

Other liabilities totaled $49.2 million and $43.3 million at December 31, 2015 and 2014, respectively, and increased $5.8 million, or 13.5%, during 2015. Derivative liabilities increased $3.6 million during 2015 compared to prior year primarily due to increased volume of fair value and interest rate hedges during 2015. Other miscellaneous liabilities increased $8.8 million during 2015, primarily due to an increase in deferred compensation liabilities from the Pine River acquisition totaling $1.0 million and deferred revenue related to our core processing vendor contract of $5.2 million.

We have outstanding warrants to purchase 725,750 shares of our common stock. During 2015, the Company settled 105,000 warrants and recognized a gain of $97 thousand upon settlement. During the fourth quarter of 2015, the Company modified its warrant agreements, resulting in a reclassification from other liabilities to additional paid-in capital in the statement of financial condition at December 31, 2015. The warrants were recorded at fair value as of the date of the modified agreements using a Black-Scholes model with the change in fair value reported in the consolidated statements of operations as “loss (gain) from change in fair value of warrant liability” in non-interest expense. More information on the accounting and measurement of the warrant contracts can be found in notes 2 and 18 in our consolidated financial statements.

Other liabilities totaled $43.3 million and $36.6 million at December 31, 2014 and 2013, respectively, and increased $6.7 million during 2014. Pending loan purchase settlements increased $5.0 million from December 31, 2013 to December 31, 2014 primarily due to loan purchases that have not yet settled. Accrued contract termination expenses totaled $4.1 million at December 31, 2014, due to notification of our intent to terminate the existing core processing agreement. Participant interest in other real estate owned decreased $4.2 million due to the sale of an OREO property during 2014, in which we had a controlling interest and had recorded a corresponding payable in other liabilities. Other liabilities increased $4.5 million during 2014 from 2013 primarily due to a $4.7 million increase in derivative liabilities.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Non-interest bearing demand deposits	$815,054	21.2%	$732,580	19.5%
Interest bearing demand deposits	436,745	11.4	386,121	10.3
Savings accounts	357,505	9.3	255,246	6.8
Money market accounts	1,037,490	27.0	1,035,190	27.4
Total transaction deposits	2,646,794	68.9	2,409,137	64.0
Time deposits < $100,000	762,038	19.8	859,910	22.8
Time deposits > $100,000	431,845	11.3	497,141	13.2
Total time deposits	1,193,883	31.1	1,357,051	36.0
Total deposits	$3,840,677	100.0%	$3,766,188	100.0%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2015:

December 31, 2015
Three months or less	$76,228
Over 3 months through 6 months	62,631
Over 6 months through 12 months	141,789
Thereafter	151,198
Total time deposits > $100,000	$431,845

During 2015, our total deposits increased $74.5 million, or 2.0%. Non-interest bearing demand deposits increased $82.5 million, or 11% from December 31, 2014, while time deposits decreased $163.2 million, or 12% from December 31, 2014. As a result, the mix of transaction deposits to total deposits improved to 68.9% at December 31, 2015, from 64.0% at December 31, 2014 as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a long-term banking relationship. At December 31, 2015 and 2014, we had $807.7 million and $934.7 million, respectively, of time deposits that were scheduled to mature within 12 months. Of the $807.7 million in time deposits scheduled to mature within 12 months at December 31, 2015, $280.7 million were in denominations of $100,000 or more, and $527.0 million were in denominations less than $100,000. Note 13 to the consolidated financial statements provides a maturity schedule and weighted average rates of time deposits outstanding at December 31, 2015 and 2014.

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

Regulatory Capital

On October 19, 2015, the Company announced that the operating agreement between its subsidiary bank and its then primary regulator, the OCC, was terminated. The operating agreement was entered into in December 2010 as part of the Bank’s approval to operate as a de novo bank. The agreement required the Bank to maintain certain capital levels, placed restrictions on its ability to pay dividends, and limited its ability to make certain other business decisions.

Our subsidiary bank and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At December 31, 2015 and 2014, our subsidiary bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 15 of our consolidated financial statements.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges, bank card income, FDIC indemnification asset amortization and FDIC loss sharing income (expense) income. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, telecommunications data processing expense and intangible asset amortization. Any expenses related to the resolution of problem assets are also included in non-interest expense.

Overview of Results of Operations

Year ended 2015

We recorded net income of $4.9 million, or $0.14 per diluted share, during 2015, compared to net income of $9.2 million, or $0.22 per diluted share, during 2014. Net interest income totaled $156.9 million during 2015 and decreased $13.3 million, or 7.8%, from 2014.  The decrease was primarily driven by lower levels of higher-yielding acquired loans of $124.4 million, or 34.4%. Average interest earning assets remained consistent as increases in the originated loan portfolio offset reductions in the investment portfolio and non-strategic acquired loans. The continued resolution of the higher-yielding acquired non-strategic loan portfolio and higher levels of lower-yielding short-term investments led to a 25 basis point narrowing of the fully taxable equivalent net interest margin to 3.60% from 3.85% in the prior year.

Provision for loan loss expense was $12.4 million during 2015, compared to $6.2 million during 2014, an increase of $6.2 million.  The increase in provision was primarily due to an increase in specific reserves of $5.6 million. The non 310-30 allowance was 1.09% of total non 310-30 loans compared to 0.90% in the prior year, increasing primarily due to the higher specific reserves and an increase in the general allowance as the originated portfolio becomes a larger component of non 310-30 loans. Net charge-offs on non 310-30 loans remained low at only 0.12% during 2015 compared to 0.06% during 2014.

Non-interest income was $21.4 million in 2015 compared to a negative $1.7 million in the prior year, an increase of $23.1 million. The increase was largely due to $21.1 million higher FDIC related income driven by $7.0 million less indemnification amortization, a  $9.2 million increase in other FDIC loss-share income, and a $4.9 million gain on the termination of the FDIC loss-share agreements. Banking related non-interest income totaled $33.0 million during 2015, increasing $2.6 million, or 8.6%, as a result of increases in bank card fees, gain on sale of mortgages, mark-to-market adjustments related to fair value interest rate swaps on fixed-rate term loans, and bank-owned life insurance income, and were somewhat offset by a decrease in overdraft fees.

Total non-interest expense was $158.0 million in 2015, increasing $8.0 million from prior year. The increase was driven by lower year-over-year OREO gains of $7.0 million, one-time core system conversion-related expenses of $3.0 million, efficiency initiative expenses related to severance accruals and banking center consolidation expense accruals of $2.4 million, change in warrant liability fair value adjustments of $3.1 million primarily due to the change in our stock price, and $2.1 million related to the addition of Pine River. These increases were partially offset by a net decrease in operating expenses of $4.8 million during 2015 and a $4.1 million contract termination expense in 2014. One-time non-interest expenses totaled $6.2 million during 2015 and are excluded from operating expenses in 2015. When further adjusted for the additional Pine River expenses, operating expenses decreased a net $4.8 million year-over-year, or 3.2%. Operating expense reductions were driven by lower compensation costs, banking center consolidations and successful vendor contract negotiations. Operating expenses exclude problem asset workout expenses, and one-time expenses related to the change in the warrant liability, contract termination expenses, banking center consolidation expense accruals, severance expense accruals, core system conversion-related expenses, and acquisition-related expenses.

Years ended 2014 and 2013

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

Non-interest income was a negative $1.7 million during 2014 compared to income of $20.2 million during 2013, a decrease of $21.9 million. The decrease was largely due to $20.5 million lower FDIC loss-share related income. An additional $8.8 million of non-cash FDIC indemnification asset amortization and an $11.7 million decline in other FDIC loss-sharing income from the same period in 2013 was due to better performance of the underlying covered assets coupled with lower problem loan and OREO expenses. Banking related non-interest income of $30.4 million during 2014 was up $0.2 million compared to the same period in 2013 as a result of increases in bank card fees, swap fees and bank owned life insurance income and were somewhat offset by a decrease in service charges.

Non-interest expense totaled $150.0 million during 2014 compared to $184.0 million during 2013, a decrease of $34.0 million, or 18.5%. Operating expenses of $150.7 million during 2014 decreased $12.4 million. The 7.6% year-over-year decrease in operating expenses was primarily due to lower salaries and benefits of $7.2 million. During 2014, OREO and problem loan expenses declined $18.5 million and were driven by $6.2 million higher net gains on OREO sales coupled with lower levels of OREO and problem loan expenses of $12.3 million. Expenses for 2014 include a $4.1 million contract termination accrual related to a change in our core system provider and 2013 included $3.4 million of expenses related to banking center closures. The change in the warrant liability contributed $3.8 million to the year-over-year decline in non-interest expenses.

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

The following tables present the components of net interest income for the periods indicated. The tables include: (i) the average daily balances of interest earning assets and interest bearing liabilities; (ii) the average daily balances of non-interest earning assets and non-interest bearing liabilities; (iii) the total amount of interest income earned on interest earning assets on a fully taxable equivalent basis; (iv) the total amount of interest expense incurred on interest bearing liabilities; (v) the resultant average yields and rates; (vi) net interest spread; and (vii) net interest margin, which represents the difference between interest income and interest expense, expressed as a percentage of interest earning assets. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale.

The table below presents the components of net interest income on a fully taxable equivalent basis for the years ended December 31, 2015, 2014, and 2013:

	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2015			2014			2013
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	Balance	Interest	Rate
Interest earning assets:
ASC 310-30 loans	$237,453	$47,255	19.90%	$361,806	$60,841	16.82%	$620,709	$76,661	12.35%
Non 310-30 loans (1)(2)(3)(4)(5)	2,109,152	86,693	4.11%	1,691,253	74,565	4.41%	1,133,895	62,387	5.5%
Investment securities available-for-sale	1,327,245	26,398	1.99%	1,655,730	31,887	1.93%	1,951,039	35,460	1.82%
Investment securities held-to- maturity	476,924	11,747	2.46%	588,909	16,764	2.85%	597,920	18,485	3.09%
Other securities	25,865	1,210	4.68%	25,855	1,206	4.66%	32,135	1,559	4.85%
Interest earning deposits and securities purchased under agreements to resell	262,500	799	0.30%	123,350	329	0.27%	362,854	923	0.25%
Total interest earning assets(4)	$4,439,139	$174,102	3.92%	$4,446,903	$185,592	4.17%	$4,698,552	$195,475	4.16%
Cash and due from banks	59,526			57,763			60,922
Other assets	353,344			378,723			428,426
Allowance for loan losses	(20,939)			(15,460)			(12,690)
Total assets	$4,831,070			$4,867,929			$5,175,210
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,758,965	$4,524	0.26%	$1,701,344	$4,323	0.25%	$1,719,507	$4,271	0.25%
Time deposits	1,281,171	9,085	0.71%	1,421,726	9,797	0.69%	1,607,676	12,122	0.75%
Securities sold under agreements to repurchase	197,728	187	0.09%	99,057	129	0.13%	84,354	121	0.14%
Federal Home Loan Bank advances	40,000	666	1.67%	9,975	164	1.64%	—	—	—%
Total interest bearing liabilities	$3,277,864	$14,462	0.44%	$3,232,102	$14,413	0.45%	$3,411,537	$16,514	0.48%
Demand deposits	782,431			700,809			660,254
Other liabilities	69,299			74,327			64,666
Total liabilities	4,129,594			4,007,238			4,136,457
Shareholders’ equity	701,476			860,691			1,038,753
Total liabilities and shareholders’ equity	$4,831,070			$4,867,929			$5,175,210
Net interest income		$159,640			$171,179			$178,961
Interest rate spread			3.48%			3.72%			3.68%
Net interest earning assets	$1,161,275			$1,214,801			$1,287,015
Net interest margin(4)			3.60%			3.85%			3.81%
Ratio of average interest earning assets to average interest bearing liabilities	135.43%			137.59%			137.73%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $1.9  billion, $1.4 billion, and $734.0 million, interest income of $70.6 million, $58.1 million, and $33.6 million and tax equivalent yields of 3.87%, 4.17%, and 4.57% for the years ended 2015, 2014, and 2013, respectively.

(3)

Non 310-30 loans include loans held-for-sale. Average balances during 2015, 2014, and 2013 were $7.1 million, $3.1 million, and $5.4 million, and interest income was $589  thousand, $267 thousand, and $329 thousand for the same periods, respectively. Non-accrual and restructured loan balances are included in the average loan balances; however, the forgone interest on non-accrual and restructured loans is not included in the dollar amounts of interest earned.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $2,695 thousand, $930 thousand, and $0 for the years ended 2015, 2014, and 2013, respectively.

(5)	Loan fees included in interest income totaled $4.3 million, $4.2 million, and $3.2 million during 2015, 2014, and 2013, respectively.

Net interest income totaled $156.9 million, $170.2 million, and $179.0 million for the years ended 2015, 2014, and 2013, respectively.  On a fully taxable equivalent basis, net interest income totaled $159.6 million, $171.2 million, and $179.0 million for the years ended 2015, 2014, and 2013, respectively. The year-over-year decrease was primarily driven by a $13.6 million decrease in 310-30 income in 2015 compared to 2014, and a $15.8 million decrease in 2014 compared to 2013. Average interest earning assets remained consistent as increases in the originated loan portfolio offset a reduction in the investment portfolio and non-strategic acquired loans. The continued resolution of the higher-yielding non-strategic loan portfolio and higher levels of lower-yielding short-term investments led to a 25 basis point narrowing of the fully taxable equivalent net interest margin to 3.60% from 3.85% in 2014.

Average loans comprised $2.3 billion, or 52.9%, of total average interest earning assets during 2015, compared to $2.1 billion, or 46.2%, during 2014, and $1.8 billion, or 37.3%, during 2013. The continued resolution of the acquired non-strategic loan portfolio was more than offset by strong organic growth in the strategic loan portfolio during 2015. The yield on the ASC 310-30 loan portfolio was 19.90% during 2015, compared to 16.82% during 2014, and 12.35% during 2013. This increase in yield was attributable to the effects of the favorable life-to-date and 2015 transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loan pools.

Average investment securities comprised 40.6% of total interest earning assets during 2015, compared to 50.5% during 2014, and 54.2% during 2013. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations. Short-term investments, comprised of the interest earning deposits and securities purchased under agreements to resell, increased to 5.8% of interest earning assets during 2015, compared to 2.8% during 2014 and 7.7% during 2013, primarily due to increased cash from client repurchase agreements on deposit.

Average balances of interest bearing liabilities during 2015 increased $45.8 million to $3.3 billion from $3.2 billion during 2014, driven by a $98.7 million increase in securities sold under agreement to repurchase, $57.6 million increase in interest bearing demand deposits, $30.0 million increase in FHLB advances offset by a $140.6 million decrease in average time deposits. During 2015, total interest expense related to interest bearing liabilities was $14.5 million, compared to $14.4 million during 2014 and $16.5 million during 2013. The $0.1 million increase in interest expense from 2014 to 2015 was due to increased volume of transaction deposits, offset by decreases in average time deposits. We have increased our average transaction deposits (defined as total deposits less time deposits) and client repurchase agreements as a percentage of average total deposits and client repurchase agreements to 68.1% during 2015 from 63.8% during 2014. This strategy benefited the average cost of interest bearing liabilities, which decreased one basis point to 0.44% during 2015 from 0.45% during 2014.

The following table summarizes the changes in net interest income on a taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for 2015, 2014, and 2013:

	The year ended December 31, 2015			The year ended December 31, 2014
	compared to			compared to
	the year ended December 31, 2014			the year ended December 31, 2013
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(24,747)	$11,161	$(13,586)	$(43,537)	$27,717	$(15,820)
Non 310-30 loans(1)(2)(3)	17,177	(5,049)	12,128	24,573	(12,395)	12,178
Investment securities available-for-sale	(6,533)	1,044	(5,489)	(5,687)	2,114	(3,573)
Investment securities held-to-maturity	(2,758)	(2,259)	(5,017)	(257)	(1,464)	(1,721)
Other securities	—	4	4	(293)	(60)	(353)
Interest earning deposits and securities purchased under agreements to resell	424	46	470	(639)	45	(594)
Total interest income	$(16,437)	$4,947	$(11,490)	$(25,840)	$15,957	$(9,883)
Interest expense:
Interest bearing demand, savings and money market deposits	$148	$53	$201	$(46)	$98	$52
Time deposits	(997)	285	(712)	(1,281)	(1,044)	(2,325)
Securities sold under agreements to repurchase	500	2	502	19	(11)	8
Federal Home Loan Bank advances	93	(35)	58	164	—	164
Total interest expense	(256)	305	49	(1,144)	(957)	(2,101)
Net change in net interest income	$(16,181)	$4,642	$(11,539)	$(24,696)	$16,914	$(7,782)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Non 310-30 loans include loans held-for-sale.  Average balances during 2015 and 2014 were $7.1 million and $3.1 million, and interest income was $589 thousand and $267 thousand for the same periods, respectively.

(3)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%.  The taxable equivalent adjustments included above are $2,695 thousand and $930 thousand for the years ended 2015 and 2014, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended
	December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014
		Average		Average		Average		Average		Average
	Average	rate	Average	rate	Average	Rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	Paid	balance	paid	balance	paid
Non-interest bearing demand	$825,979	0.00%	$810,895	0.00%	$758,288	0.00%	$733,230	0.00%	$728,345	0.00%
Interest bearing demand	417,460	0.08%	402,468	0.07%	391,523	0.07%	386,665	0.08%	372,085	0.08%
Money market accounts	1,047,072	0.33%	1,034,284	0.33%	1,008,229	0.32%	1,049,936	0.33%	1,055,280	0.32%
Savings accounts	347,811	0.26%	344,047	0.28%	323,677	0.27%	281,409	0.22%	250,129	0.22%
Time deposits	1,222,829	0.70%	1,268,476	0.71%	1,294,908	0.73%	1,339,897	0.70%	1,375,779	0.70%
Total average deposits	$3,861,151	0.34%	$3,860,170	0.35%	$3,776,625	0.37%	$3,791,137	0.36%	$3,781,618	0.37%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $5.0 million on acquired non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions. Below is a summary of the provision for loan losses for the periods indicated:

	For the years ended December 31,
	2015	2014	2013
Provision for impairment (recoupment) of loans accounted for under ASC 310-30	$366	$(520)	$769
Provision for loan losses	12,078	6,729	3,527
Total provision for loan losses	$12,444	$6,209	$4,296

Provision for loan loss expense was $12.4 million during 2015, compared to $6.2 million during 2014, an increase of $6.2 million.  The increase in provision was primarily due to an increase in specific reserves of $5.6 million. The non 310-30 allowance was 1.09% of total non 310-30 loans compared to 0.90% in the prior year, increasing primarily due to the higher specific reserves and an increase in the general allowance as the originated portfolio becomes a larger component of non 310-30 loans. Net charge-offs on non 310-30 loans remained low at only 0.12% during 2015 compared to 0.06% during 2014.

During 2015 and 2014, we recorded impairments of $366 thousand and recouped $520 thousand, respectively, of provision for loan losses for loans accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. The decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed.

During 2014 and 2013, we recouped $0.5 million and recorded impairments of $0.8 million, respectively, of provision for loan losses for loans accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. The net recoupments on loans accounted for under ASC 310-30 reflect $0.6 million in recoupments during 2014 across several loan pools. Decreased expected future cash flows in our consumer pools were more than offset by provision recoupments and resulted in the net recoupment for the year.

Non-Interest Income

The table below details the components of non-interest income during 2015, 2014, and 2013, respectively:

	For the years ended December 31,
	2015	2014	2013
FDIC indemnification asset amortization, net of gain on termination	$(15,878)	$(27,741)	$(18,960)
FDIC loss sharing income (expense)	325	(8,862)	2,811
Service charges	14,798	15,430	15,955
Bank card fees	10,898	10,123	9,956
Gain on sale of mortgages, net	1,963	1,000	1,358
Other non-interest income	5,306	3,810	2,901
Bargain purchase gain	1,048	—	—
Gain on previously charged-off acquired loans	609	737	1,339
OREO related write-ups and other income	2,379	3,807	4,817
Total non-interest income	$21,448	$(1,696)	$20,177

Year ended 2015

Non-interest income for 2015 was $21.4 million compared to negative $1.7 million during 2014, an increase of $23.1 million.  The increase was largely due to $21.1 million higher FDIC related income driven by $7.0 million less indemnification amortization, a $4.9 million gain on the termination of the FDIC loss sharing agreement and a $9.2 million increase in other FDIC loss-sharing income.

FDIC loss sharing income (expense) represents the income recognized in connection with the actual reimbursement of costs/recoveries related to the resolution of covered assets by the FDIC. Prior to the termination of the FDIC loss share agreements during the fourth quarter of 2015, FDIC loss sharing income (expense) activity during 2015, 2014, and 2013 was as follows:

	For the years ended December 31,
	2015	2014	2013
Clawback liability amortization	$(1,131)	$(1,364)	$(1,259)
Clawback liability remeasurement	(1,242)	(2,509)	65
Reimbursement to FDIC for gain on sale of and income from covered OREO	(1,128)	(10,053)	(5,235)
Reimbursement to FDIC for recoveries	(28)	(193)	(87)
FDIC reimbursement of covered asset resolution costs	3,854	5,257	9,327
FDIC loss sharing income (expense)	$325	$(8,862)	$2,811

FDIC loss sharing income (expense) contributed an increase of $9.2 million to total non-interest income for 2015 from 2014. FDIC loss sharing income (expense) was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $3.9 million during 2015, offset with reimbursements to the FDIC for gains on sales of and income from covered OREO of $1.1 million.  The activity in the FDIC loss sharing income line fluctuates based on specific loan and OREO workout circumstances and may not be consistent from period to period.

Banking-related non-interest income (excludes FDIC-related non-interest income, gain on previously charged-off acquired loans and OREO related income) totaled $33.0 million during 2015, and increased $2.6 million from the same period in 2014 as a result of increases in bank card fees, gain on sale of mortgages, mark-to-market adjustments related to fair value interest rate swaps on fixed rate term loans, and bank-owned life insurance income and were somewhat offset by a decrease in overdraft fees. Service charges, which represent various fees charged to clients for banking services, including fees such as overdraft charges and service charges on deposit accounts, decreased $0.6 million, or 4.1%, during 2015 compared to 2014. The decrease was largely due to declines in overdraft charges. Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. Bank card fees totaled $10.9 million during 2015 and $10.1 million during 2014, an increase of 7.7%.

During 2015, the Company realized a bargain purchase gain of $1.0 million resulting from the acquisition of Pine River. See note 4 to the consolidated financial statements for further detail related to the Pine River acquisition.

Gain on previously charged-off acquired loans represents recoveries on loans that were previously charged-off by the predecessor bank prior to takeover by the FDIC. During 2015, these gains were $0.6 million, compared to $0.7 million during the same period in the prior year.

OREO related write-ups and other income include rental income and insurance proceeds received on OREO properties and write-ups to the fair-value of collateral that exceed the loan balance at the time of foreclosure. During 2015 and 2014, this income totaled $2.4 million and $3.8 million, respectively. The decrease in OREO related income is due to less rental income as a result of OREO properties sold during 2015, offset by one OREO property write-up totaling $1.2 million during 2015.

Years ended 2014 and 2013

Non-interest income for 2014 was a negative $1.7 million compared to $20.2 million during 2013, a decrease of $21.9 million. The decrease was largely due to $20.5 million lower FDIC loss-sharing related income. An additional $8.8 million of non-cash FDIC indemnification asset amortization and an $11.7 million decline in other FDIC loss-sharing income (expense) from the same period in 2013 was the result of improved performance of the underlying covered assets coupled with higher OREO gains, both of which resulted in lower expected reimbursements from the FDIC.

Other FDIC loss sharing income (expense) contributed a decrease of $11.7 million. Other FDIC loss share income (expense) was primarily comprised of FDIC reimbursements of costs of resolution of covered assets of $5.3 million during 2014, offset with reimbursements to the FDIC for gains on sales of and income from covered OREO of $10.1 million.

Banking-related non-interest income (excludes FDIC-related non-interest income, gain on previously charged-off acquired loans and OREO related income) totaled $30.4 million during 2014, and increased $0.2 million from the same period in 2013. Service charges, which represent various fees charged to clients for banking services, including fees such as overdraft charges and service charges on deposit accounts, decreased $0.5 million, or 3.3%, during 2014 compared to 2013. The decrease was largely due to declines in overdraft charges. Bank card fees are comprised primarily of interchange fees on the debit cards that we have issued to our clients. Bank card fees totaled $10.1 million during 2014 and $10.0 million during 2013, an increase of 1.7%.

Gain on previously charged-off acquired loans were $0.7 million, compared to $1.3 million during the prior year due to lower activity.

OREO related write-ups and other income include rental income and insurance proceeds received on OREO properties and write-ups to the fair-value of collateral that exceed the loan balance at the time of foreclosure. During 2014 and 2013, this income totaled $3.8 million and $4.8 million, respectively.

Non-Interest Expense

The table below details non-interest expense for the periods presented:

	For the years ended December 31,
	2015	2014	2013
Salaries and benefits	$83,018	$82,834	$90,002
Occupancy and equipment	24,490	25,101	24,700
Telecommunications and data processing	11,507	11,927	13,073
Marketing and business development	4,325	4,571	5,280
FDIC deposit insurance	3,922	4,130	4,122
ATM/debit card expenses	3,701	3,079	4,262
Professional fees	4,495	3,257	3,734
Other non-interest expense	11,107	10,471	12,636
Problem asset workout	4,541	(1,868)	16,601
Intangible asset amortization	5,401	5,344	5,346
Loss (gain) from the change in fair value of warrant liability	106	(2,953)	820
Banking center consolidation related expenses	1,411	—	3,389
Contract termination expense	—	4,110	—
Total non-interest expense	$158,024	$150,003	$183,965

Year ended 2015

Non-interest expense totaled $158.0 million during 2015 compared to $150.0 million for 2014, an increase of $8.0 million, or 5.3%. The increase was driven by lower year-over-year OREO gains of $7.0 million, one-time core system conversion-related expenses of $3.0 million, efficiency initiative expenses related to severance accruals and banking center consolidation expense accruals of $2.4 million, change in warrant liability fair value adjustments of $3.1 million primarily due to the change in our stock price, and $2.1 million related to the addition of Pine River. These increases were partially offset by a net decrease in operating expenses of $4.8 million during 2015 and a $4.1 million contract termination expense in 2014. One-time non-interest expenses totaled $6.2 million during 2015 and are excluded from operating expenses in 2015. When further adjusted for the additional Pine River expenses, operating expenses decreased a net $4.8 million year-over-year, or 3.2%. Operating expense reductions were driven by lower compensation costs, banking center consolidations and successful vendor contract negotiations. Operating expenses exclude problem asset workout expenses, and one-time expenses related to the change in the warrant liability, contract termination expenses, banking center consolidation expense accruals, severance expense accruals, core system conversion-related expenses, and acquisition-related expenses.

Salaries and benefits is our largest component of non-interest expense and remained consistent totaling of $83.0 million in 2015, compared to $82.8 million for 2014, absorbing normal merit increases through reduced health plan costs and lower incentive payments. Occupancy and equipment expense totaled $24.5 million for 2015, a decrease of $0.6 million over 2014 primarily due to a decrease in depreciation expense and benefits realized from successful vendor contract negotiations.

Telecommunications and data processing expense totaled $11.5 million and decreased $0.4 million from the prior year. The decrease was driven by expense initiatives including favorable vendor contract negotiations.

 Marketing and business development expense totaled $4.3 million for 2015, compared to $4.6 million during 2014. The decrease of $0.3 million from 2014 was due to reduced levels of marketing campaigns. Professional fees totaled $4.5 million during 2015 compared to $3.3 million during 2014. The increase was partially due to one-time core system conversion related expenses completed during the fourth quarter of 2015.

ATM/debit card expenses totaled $3.7 million, increasing $0.6 million from prior year. The increase was driven by conversion costs related to a change in our third-party ATM and debit card vendor.

Problem asset workout expenses are incurred in connection with the resolution process of our acquired problem loan portfolios and OREO expenses. During 2015, problem workout expenses totaled $4.5 million compared to a gain of $1.9 million in the prior year. The increase was driven by lower year-over-year OREO gains of $7.0 million.

Losses from the change in warrant liability fair value adjustments totaled $0.1 million during 2015 compared to a gain of $3.0 million during 2014. The year-over-year change totaling $3.1 million is primarily due to the change in our stock price. The warrant agreements were amended during 2015 resulting in a reclassification from a liability to equity; therefore, the warrant agreements will have no effect on non-interest expense in future periods.

During 2015, we consolidated three banking centers in our Bank Midwest network. Two owned banking centers were classified as held-for-sale during the second quarter, resulting in a fair value impairment charge of $1.1 million. The payback period on the consolidation is expected to be less than two years. Additionally, during the first quarter 2016, we announced the plan to consolidate seven banking centers in our Community Banks of Colorado footprint in the second quarter of 2016 as part of our continued focus on operational efficiency. Six owned banking centers were classified as held-for-sale during the fourth quarter, resulting in a fair value impairment charge of $0.3 million. The payback period on the consolidation is expected to be less than one year. The banking center consolidations during 2015 resulted in one-time expense accruals totaling $1.4 million.

Years ended 2014 and 2013

Non-interest expense totaled $150.0 million during 2014 compared to $184.0 million for 2013, a decrease of $34.0 million, or 18.5%. Operating expenses, which exclude OREO expenses, problem loan expense, the impact from the change in the warrant liability, contract termination expenses, and banking center consolidation related expenses, totaled $150.7 million and decreased $12.4 million, or 7.6%, from 2013, primarily due to operating efficiencies, vendor consolidations and contract negotiations. Salaries and benefits totaled $82.8 million in 2014, compared to $90.0 million for 2013. The 8.0% decrease in salaries and benefits during 2014 was attributable to a decrease in salaries as a result of efficiency initiatives and the exits of the California banking centers and limited-service retirement centers at December 31, 2013.

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

Income taxes

Income taxes are accounted for in accordance with ASC Topic 740, Income Taxes. Under this guidance, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. ASC Topic 740 requires the establishment of a valuation allowance against the net deferred tax asset unless it is more-likely-than-not that the tax benefit of the deferred tax asset will be realized. For purposes of projecting whether the deferred tax asset will be realized, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax planning strategies varies, adjustments to the carrying value of the deferred tax assets may be required.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Certain of the Company’s stock-based compensation awards have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share prices of the Company's stock that is required for vesting range from $25.00 to $34.00 per share. The strike prices for options range from $18.09 to $22.10, with a large portion of the awards having strike prices of $20.00. Due to our stock price, these stock-based compensation awards may expire unexercised or may be exercised at an intrinsic value that is less than the fair value recorded at the time of grant, and therefore, the related tax benefits may not be realizable in future periods. In this case, upon the expiration or exercise (or forfeiture in the case of the restricted stock with market-based vesting criteria) of these awards, any related remaining deferred tax asset would be written off through a charge to income tax expense. During 2015, we wrote-off $3.7 million of deferred tax assets to income tax expense resulting from expired or exercised awards. As of December 31, 2015, we had $9.8 million of deferred tax assets related to stock-based compensation, $7.9 million of which is associated with executive officers still employed by the Company.

ASC Topic 740 also requires the projected realization of tax benefits related to uncertain tax positions to be evaluated based upon the likelihood of successfully defending those positions. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Interest and penalties on uncertain tax positions are recognized as a component of other non-interest expense. If our assessment of whether a tax position meets or no longer meets the more likely than not threshold were to change, adjustments to income tax benefits may be required. As of December 31, 2015 and 2014, we have not identified any uncertain tax positions.

Income tax expense totaled $3.0 million for 2015, as compared to $3.2 million for 2014, and $4.0 million for 2013. These amounts equate to effective tax rates of 38.4%, 25.6%, and 36.3% for the respective periods.

The increase in the effective tax rate for 2015 compared to 2014 was primarily due to $3.7 million of non-cash deferred tax asset write-offs in connection with former executive stock-based compensation agreements during 2015. Without this $3.7 million charge, we would have recorded a tax benefit resulting from the increased tax-exempt income sources compared to pre-tax income. The effective tax rate, without the non-cash deferred tax asset write-off, is lower than 2014 due to the increased tax-exempt income sources compared to pre-tax income in each period.

The decrease in the effective tax rate for 2014 compared to 2013 was attributable to the non-taxable changes in the fair value of the warrant liability, continued increases in tax-exempt lending and a reduction in our state tax rate associated with tax planning implemented during the third quarter of 2014, somewhat offset by an increase in tax expense related to the write-off of deferred tax assets related to expired stock-based compensation agreements.

Our marginal tax rate (the rate we pay on each incremental dollar of earnings) is approximately 38%. However, our effective tax rate (income tax expense divided by income before income taxes) for a given period is driven largely by income and expense items that are non-taxable or non-deductible in the calculation of income tax expense.

In September 2013, the Internal Revenue Service enacted final guidance regarding the deduction and capitalization of expenditures related to tangible property ("tangible property regulations"). The tangible property regulations clarify and expand sections 162(a) and 263(a) of the Internal Revenue Code which relate to amounts paid to acquire, produce, or improve tangible property. Additionally, the tangible property regulations provide final guidance under section 167 of the Internal Revenue Code regarding accounting for, and retirement of, depreciable property and regulations under section 168 relating to the accounting for property under the Modified Accelerated Cost Recovery System. The tangible property regulations affect all taxpayers that acquire, produce, or improve tangible property, which includes the Company, and generally apply to taxable years beginning on or after January 1, 2014. Adoption of the tangible property regulations did not have a material impact on our financial condition or results of operations.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Cash and due from banks	$155,985	$246,924
Interest bearing bank deposits	10,107	10,055
Unencumbered investment securities, at fair value	1,093,517	1,651,395
Total	$1,259,609	$1,908,374

Total on-balance sheet liquidity decreased $648.8 million from December 31, 2014 to December 31, 2015. The decrease was largely due to a planned reduction of $557.9 million in unencumbered available-for-sale and held-to-maturity securities balances.

Our primary sources of funds are deposits, securities sold under agreements to repurchase, prepayments and maturities of loans and investment securities, the sale of investment securities, and funds provided from operations. We are also a party to a master repurchase agreement with a large financial institution and we anticipate that, through this agreement, we would have access to a significant amount of liquidity. We anticipate having access to other third party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12 month period.

Our primary uses of funds are loan originations, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses, and share repurchases. For additional information regarding our operating, investing, and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At December 31, 2015, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.6 billion at December 31, 2015, inclusive of pre-tax net unrealized losses of $10.6 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $1.1 million of pre-tax net unrealized gains at December 31, 2015. The gross unrealized gains and losses are detailed in note 5 of our consolidated financial statements. As of December 31, 2015, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of December 31, 2015, $807.7 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.

As of December 31, 2015, we were a member of the FHLB of Des Moines. Through this relationship, we have pledged qualifying loans allowing us to obtain additional liquidity through FHLB advances. These FHLB advances totaled $40.0 million at December 31, 2015, and we can obtain additional liquidity through FHLB advances if required. In January 2016, we became a member of the FHLB of Topeka as a result of our bank charter conversion.

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at December 31, 2015, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 15 in our consolidated financial statements.

Our shareholders' equity is impacted by the retention of earnings, changes in unrealized gains on securities, net of tax, share repurchases and the payment of dividends. At December 31, 2015 and 2014, NBH Bank and the consolidated holding company exceeded all capital requirements to which they were subject.

On October 19, 2015, the Company announced that the operating agreement between its subsidiary bank, and its then primary regulator, the OCC, was terminated. The operating agreement was entered into in December 2010 as part of the Bank’s approval to operate as a de novo bank. The agreement required the Bank to maintain certain capital levels, placed restrictions on its ability to pay dividends and limited its ability to make certain other business decisions.

The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. During the year ended 2015, we repurchased 8.6 million shares of our common stock at a weighted average price of $20.16, and all such shares are held as treasury shares. We believe that our repurchases could serve to offset any future share issuances for future acquisitions.

On January 21, 2016, the Company announced that its Board of Directors authorized a new program to repurchase up to an additional $50.0 million of the Company’s common stock.

On January 21, 2016, our Board of Directors declared a quarterly dividend of $0.05 per common share, payable on March 15, 2016 to shareholders of record at the close of business on February 26, 2016.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at December 31, 2015. During 2015, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate assets, even after adjusting our models for the excess capital deployment. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at December 31, 2015 and 2014:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	December 31, 2015	December 31, 2014
200	5.81%	4.72%
100	3.13%	2.94%
(50)	(1.33)%	(0.88)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have grown $237.7 million during 2015, and totaled 68.9% of total deposits at December 31, 2015 compared to 64.0% at December 31, 2014. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements.  The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of December 31, 2015 and 2014, we had loan commitments totaling $627.2 million and $485.5 million, respectively, and standby letters of credit that totaled $9.8 million and $10.0 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Contractual Obligations

In addition to the financing commitments detailed above under “Off-Balance Sheet Activities,” in the normal course of business, we enter into contractual obligations that require future cash settlement. The following table summarizes the contractual cash obligations as of December 31, 2015 and the expected timing of those payments:

		After one but	After three but
	Within	within three	within five	After five
	one year	years	years	years	Total
Federal Home Loan Bank advances	$15,000	$10,000	$15,000	$—	$40,000
Operating lease obligations	3,882	5,980	4,875	16,967	31,704
Purchase obligations	6,206	8,565	6,816	6,105	27,691
Time deposits	807,245	336,659	44,897	5,082	1,193,883
Total	$832,333	$361,204	$71,588	$28,154	$1,293,278

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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth on page 78 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Bank Holdings Corporation:

We have audited the accompanying consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bank Holdings Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Denver, Colorado

February 29, 2016

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2015 and 2014

(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$155,985	$246,924
Interest bearing bank deposits	10,107	10,055
Cash and cash equivalents	166,092	256,979
Investment securities available-for-sale (at fair value)	1,157,246	1,479,214
Investment securities held-to-maturity (fair value of $428,585 and $534,637, respectively)	427,503	530,590
Non-marketable securities	22,529	27,045
Loans	2,587,673	2,162,409
Allowance for loan losses	(27,119)	(17,613)
Loans, net	2,560,554	2,144,796
Loans held for sale	13,292	5,146
FDIC indemnification asset, net	—	39,082
Other real estate owned	20,814	29,120
Premises and equipment, net	103,103	106,341
Goodwill	59,630	59,630
Intangible assets, net	12,429	16,883
Other assets	140,716	124,820
Total assets	$4,683,908	$4,819,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$815,054	$732,580
Interest bearing demand deposits	436,745	386,121
Savings and money market	1,394,995	1,290,436
Time deposits	1,193,883	1,357,051
Total deposits	3,840,677	3,766,188
Securities sold under agreements to repurchase	136,523	133,552
Federal Home Loan Bank advances	40,000	40,000
Due to FDIC	—	42,011
Other liabilities	49,164	43,320
Total liabilities	4,066,364	4,025,071
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 52,177,352 and 52,223,460 shares issued; 30,358,509 and 38,884,953 shares outstanding, respectively	513	512
Additional paid-in capital	997,926	993,212
Retained earnings	38,670	40,528
Treasury stock of 20,982,812 and 12,383,109 shares, respectively, at cost	(419,660)	(245,516)
Accumulated other comprehensive income, net of tax	95	5,839
Total shareholders’ equity	617,544	794,575
Total liabilities and shareholders’ equity	$4,683,908	$4,819,646

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2015, 2014, 2013

(In thousands, except share and per share data)

	2015	2014	2013
Interest and dividend income:
Interest and fees on loans	$131,253	$134,476	$139,048
Interest and dividends on investment securities	38,145	48,651	53,945
Dividends on non-marketable securities	1,210	1,206	1,559
Interest on interest-bearing bank deposits	799	329	923
Total interest and dividend income	171,407	184,662	195,475
Interest expense:
Interest on deposits	13,609	14,120	16,393
Interest on borrowings	853	293	121
Total interest expense	14,462	14,413	16,514
Net interest income before provision for loan losses	156,945	170,249	178,961
Provision for loan losses	12,444	6,209	4,296
Net interest income after provision for loan losses	144,501	164,040	174,665
Non-interest income:
Service charges	14,798	15,430	15,955
Bank card fees	10,898	10,123	9,956
Gain on sales of mortgages, net	1,963	1,000	1,358
Bank-owned life insurance income	1,614	442	—
Other non-interest income	3,692	3,368	2,901
Bargain purchase gain	1,048	—	—
Gain on previously charged-off acquired loans	609	737	1,339
OREO related write-ups and other income	2,379	3,807	4,817
FDIC indemnification asset amortization, net of gain on termination	(15,878)	(27,741)	(18,960)
FDIC loss sharing income (expense)	325	(8,862)	2,811
Total non-interest income	21,448	(1,696)	20,177
Non-interest expense:
Salaries and benefits	83,018	82,834	90,002
Occupancy and equipment	24,490	25,101	24,700
Telecommunications and data processing	11,507	11,927	13,073
Marketing and business development	4,325	4,571	5,280
FDIC deposit insurance	3,922	4,130	4,122
ATM/debit card expenses	3,701	3,079	4,262
Professional fees	4,495	3,257	3,734
Other non-interest expense	11,107	10,471	12,636
Problem asset workout	4,541	(1,868)	16,601
Intangible asset amortization	5,401	5,344	5,346
Loss (gain) from the change in fair value of warrant liability	106	(2,953)	820
Banking center consolidation related expenses	1,411	—	3,389
Contract termination expenses	—	4,110	—
Total non-interest expense	158,024	150,003	183,965
Income before income taxes	7,925	12,341	10,877
Income tax expense	3,044	3,165	3,950
Net income	$4,881	$9,176	$6,927
Income per share—basic	$0.14	$0.22	$0.14
Income per share—diluted	$0.14	$0.22	$0.14
Weighted average number of common shares outstanding:
Basic	34,349,996	42,404,609	50,790,410
Diluted	34,363,487	42,421,014	50,824,422

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

For the Years Ended December 31, 2015, 2014, 2013

(In thousands)

	2015	2014	2013
Net income	$4,881	$9,176	$6,927
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $2,015, ($9,694), and $26,294, respectively.	(3,275)	15,765	(41,731)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $1,523, $1,950, and $3,567, respectively.	(2,469)	(3,170)	(5,598)
Other comprehensive (loss) income	(5,744)	12,595	(47,329)
Comprehensive (loss) income	$(863)	$21,771	$(40,402)

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Year Ended 2015, 2014, and 2013

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2012	$523	$1,006,194	$43,273	$(4)	$40,573	$1,090,559
Net Income	—	—	6,927	—	—	6,927
Stock-based compensation	—	4,861	—	—	—	4,861
Issuance of stock under equity compensation plan, including tax benefit of $24	—	(256)	—	—	—	(256)
Repurchase of 7,421,179 shares/retirement of 7,421,419 treasury shares	(11)	(20,583)	—	(126,142)	—	(146,736)
Dividends paid ($0.20 per share)	—	—	(10,234)	—	—	(10,234)
Other comprehensive loss	—	—	—	—	(47,329)	(47,329)
Balance, December 31, 2013	$512	$990,216	$39,966	$(126,146)	$(6,756)	$897,792
Net income	—	—	9,176	—	—	9,176
Stock-based compensation	—	3,572	—	—	—	3,572
Issuance of stock under equity compensation plan, including tax benefit of $7	—	(576)	—	—	—	(576)
Repurchase of 6,076,558 shares	—	—	—	(119,370)	—	(119,370)
Dividends paid ($.20 per share)	—	—	(8,614)	—	—	(8,614)
Other comprehensive income	—	—	—	—	12,595	12,595
Balance, December 31, 2014	$512	$993,212	$40,528	$(245,516)	$5,839	$794,575
Net income	—	—	4,881	—	—	4,881
Stock-based compensation	—	3,349	—	—	—	3,349
Issuance of stock under purchase and equity compensation plans, including tax benefit of $24, gains on reissuance of treasury stock of $96	1	(1,701)	—	904	—	(796)
Repurchase of 8,645,836 shares	—	—	—	(175,048)	—	(175,048)
Dividends paid ($.20 per share)	—	—	(6,739)	—	—	(6,739)
Warrant reclassification	—	3,066	—	—	—	3,066
Other comprehensive loss	—	—	—	—	(5,744)	(5,744)
Balance, December 31, 2015	$513	$997,926	$38,670	$(419,660)	$95	$617,544

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014, 2013

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$4,881	$9,176	$6,927
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	12,444	6,209	4,296
Depreciation and amortization	15,502	15,930	15,833
Current income tax receivable	(3,675)	10,815	(20,498)
Deferred income tax asset	(4,241)	(15,776)	(1,618)
Discount accretion, net of premium amortization on securities	4,124	5,010	8,285
Loan accretion	(50,687)	(63,881)	(85,447)
Net gain on sale of mortgage loans	(1,963)	(1,000)	(1,358)
Origination of loans held for sale, net of repayments	(99,246)	(44,490)	(58,391)
Proceeds from sales of loans held for sale	92,845	45,584	57,947
Bank-owned life insurance income	(1,614)	(442)	—
Amortization of indemnification asset, net of gain on termination	15,878	27,741	18,960
Gain on the sale of other real estate owned, net	(2,776)	(13,126)	(6,953)
Impairment on other real estate owned	1,580	2,103	10,349
Impairment on fixed assets related to banking center consolidations	1,411	—	2,531
Gain on sale of fixed assets	(28)	(123)	—
Bargain purchase gain	(1,048)	—	—
Stock-based compensation	3,349	3,572	4,861
(Decrease) increase in due to FDIC, net	(37,138)	129	10,611
Decrease in other assets	4,871	3,179	945
Increase in other liabilities	7,879	6,628	7,142
Net cash used in operating activities	(37,652)	(2,762)	(25,578)
Cash flows from investing activities:
Purchase of FHLB stock	—	(952)	—
Proceeds from redemption of FHLB stock	493	—	1,333
Proceeds from FRB stock	5,320	5,570	—
Proceeds from maturities of investment securities held-to-maturity	104,683	105,594	178,420
Proceeds from maturities of investment securities available-for-sale	314,271	327,368	549,857
Proceeds from sales of investment securities available-for-sale	29,747	—	—
Purchase of investment securities held-to-maturity	(6,225)	—	(251,792)
Purchase of investment securities available-for-sale	—	—	(693,881)
Net increase in loans	(334,798)	(253,102)	(26,648)
Purchase of premises and equipment, net	(5,081)	(1,585)	(6,801)
Purchase of bank-owned life insurance	—	(43,800)	—
Proceeds from sales of loans	17,204	3,607	44,958
Proceeds from sales of other real estate owned	15,566	56,519	61,260
Decrease (increase) in FDIC indemnification asset	18,331	(2,376)	62,807
Net cash activity from acquisitions	22,832	—	—
Net cash provided by (used in) investing activities	182,343	196,843	(80,487)
Cash flows from financing activities:
Net decrease in deposits	(55,654)	(72,121)	(362,410)
Increase in repurchase agreements	2,971	34,005	45,862
Advances from FHLB	—	40,000	—
Issuance of stock under purchase and equity compensation plans	(1,048)	(576)	(256)
Excess tax benefit on stock-based compensation	24	7	24
Reissuance of treasury stock in excess of cost basis	96	—	—
Proceeds from exercise of stock options	160	—	—
Settlement of warrants	(368)	—	—
Payment of dividends	(6,711)	(8,507)	(10,139)
Repurchase of shares	(175,048)	(119,370)	(146,736)
Net cash used in financing activities	(235,578)	(126,562)	(473,655)
(Decrease) increase in cash and cash equivalents	(90,887)	67,519	(579,720)
Cash and cash equivalents at beginning of the year	256,979	189,460	769,180
Cash and cash equivalents at end of year	$166,092	$256,979	$189,460
Supplemental disclosure of cash flow information during the year:
Cash paid for interest	$13,751	$13,863	$17,694
Net tax payments	$7,420	$8,119	$26,211
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$4,576	$4,491	$39,973
FDIC submissions transferred to (other liabilities) other assets	$—	$(5,673)	$17,605
Loans purchased but not settled	$9,936	$10,038	$5,063

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in June 2009 with the intent to acquire and operate financial services franchises and other complementary businesses in targeted markets.  The Company is headquartered immediately south of Denver, in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, referred to as the "Bank" or NBH Bank. The Company provides a variety of banking products to both commercial and consumer clients through a network of 97 banking centers located in Colorado, the greater Kansas City area and Texas, and through online and mobile banking products.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. All amounts are in thousands, except share data, or as otherwise noted.

The Company's significant accounting policies followed in the preparation of the consolidated financial statements are disclosed in note 2. GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of other real estate owned (“OREO”), the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the evaluation of investment securities for other-than-temporary impairment (“OTTI”), the valuation of stock-based compensation, the fair values of financial instruments, the allowance for loan losses (“ALL”), and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

Note 2 Summary of Significant Accounting Policies

a) Acquisition activities—The Company accounts for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including identifiable intangible assets. If the fair value of net assets acquired exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. Fair values are subject to refinement for up to a maximum of one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Adjustments recorded to the acquired assets and liabilities assumed are applied prospectively in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The determination of the fair value of loans acquired takes into account credit quality deterioration and probability of loss therefore, the related ALL is not carried forward at the time of acquisition.

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

c) Investment securities—Investment securities may be classified in three categories: trading, available-for-sale and held-to-maturity. Management determines the appropriate classification at the time of purchase and reevaluates the classification at each reporting period. The Company has classified the majority of its investment portfolio as available-for-sale. Any sales of available-for-sale securities are for the purpose of executing the Company’s asset/liability management strategy, reducing borrowings, funding loan growth, providing liquidity, or eliminating a perceived credit risk in a specific security. Held-to maturity securities are carried at amortized cost and the available-for-sale securities are carried at estimated fair value. Unrealized gains or losses on securities available-for-sale are reported as accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity, net of income tax. Gains and losses realized upon sales of securities are calculated using the specific identification method. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience is periodically evaluated and a determination made regarding the appropriate estimate of the future rates of prepayment. When a change in a bond’s estimated remaining life is necessary, a corresponding adjustment is made in the related premium amortization or discount accretion. Purchases and sales of securities, including any corresponding gains or losses, are recognized on a trade-date basis and a receivable or payable is recognized for pending transaction settlements.

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

d) Non-marketable securities—Non-marketable securities include Federal Reserve Bank ("FRB") stock, Federal Home Loan Bank ("FHLB") stock and non-negotiable certificates of deposit acquired in the acquisition of Pine River Bank Corporation, the parent company of Pine River Valley Bank (“Pine River”). These securities have been acquired for debt or regulatory purposes and are carried at cost.

e) Loans receivable—Loans receivable include loans originated by the Company and loans that are acquired through acquisitions. Loans originated by the Company are carried at the principal amount outstanding, net of premiums, discounts, unearned income, and deferred loan fees and costs. Acquired loans are initially recorded at fair value and are accounted for under either Accounting Standards Codification (“ASC”) 310-30 (see additional information below) or ASC Topic 310, Receivables. Non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, and fair value adjustments for acquired loans, are deferred and recognized over the remaining lives of the related loans in accordance with ASC 310-20.

Acquired loans are recorded at their estimated fair value at the time of acquisition and accounted for under either ASC 310-30 or ASC 310. Estimated fair values of acquired loans were based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, the expected timing of cash flows, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Acquired 310-30 loans were grouped together according to similar characteristics such as type of loan, loan purpose, geography, risk rating and underlying collateral and were treated as distinct pools when applying various valuation techniques and, in certain circumstances, for the ongoing monitoring of the credit quality and performance of the pools. Each pool is accounted for as a single loan for which the integrity is maintained throughout the life of the asset. Discounts created when the loans are recorded at their estimated fair values at acquisition are accreted over the remaining term of the loan as an adjustment to the related loan’s yield. Similar to originated loans described below, the accrual of interest income on acquired loans that are not accounted for under ASC 310-30 is discontinued when the collection of principal or interest, in whole or in part, is doubtful.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

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

In the event of borrower default, the Company may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying or restructuring a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such restructured loans are considered “troubled debt restructurings” and are identified in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. Under this guidance, modifications to loans that fall within the scope of ASC 310-30 are not considered troubled debt restructurings, regardless of otherwise meeting the definition of a troubled debt restructuring.

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

f) Loans held for sale—Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance that is recorded as a charge to income. Deferred fees and costs related to these loans are not amortized, but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses are recognized upon sale and are included in gain on sale of mortgages, net on the consolidated statements of operations. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within 45 days. These loans are generally sold with the mortgage servicing rights released. Under limited circumstances, buyers may have recourse to return a purchased loan to the Company. Recourse conditions may include early payment default, breach of representations or warranties, or documentation deficiencies.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

g) Allowance for loan losses—The allowance for loan losses represents management’s estimate of probable credit losses inherent in loans, including acquired loans to the extent necessary, as of the balance sheet date. The determination of the ALL takes into consideration, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan losses, the estimated loss emergence period, estimated default rates, any declines in cash flow assumptions from acquisition, loan structures, growth factors and other elements that warrant recognition. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the ALL. Such agencies may require the Company to recognize additions to the ALL or increases to adversely graded classified loans based on their judgments about information available to them at the time of their examinations.

The Company uses an internal risk rating system to indicate credit quality in the loan portfolio. The risk rating system is applied to all loans and uses a series of grades, which reflect management’s assessment of the risk attributable to loans based on an analysis of the borrower’s financial condition and ability to meet contractual debt service requirements. Loans that management perceives to have acceptable risk are categorized as “Pass” loans. The “Special Mention” loans represent loans that have potential credit weaknesses that deserve management’s close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower’s ability to meet debt requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “Substandard” are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes the collection of payments in accordance with the terms of the loan agreement is highly questionable and improbable. Loans accounted for under ASC 310-30, despite being 90 days or more past due or internally adversely classified, may be classified as performing upon and subsequent to acquisition, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the carrying value of such loans is expected. Interest accrual is discontinued on doubtful loans and certain substandard loans that are excluded from ASC 310-30, as is more fully discussed in note 8.

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

h) FDIC indemnification asset—An FDIC indemnification asset results from loss-share agreements in FDIC-assisted transactions and is measured separately from the related covered assets (assets covered under FDIC loss-share agreements) as they are not contractually embedded in those assets and are not transferable should the Company choose to dispose of the covered assets. Pursuant to the terms of the loss-share agreements to which the Company was formerly a party, covered loans and OREO were subject to stated loss thresholds whereby the FDIC would reimburse the Company for a percentage of losses and expenses up to the stated loss thresholds. The indemnification assets were recorded at fair value on the respective dates of acquisition, and considered the estimated fair value of anticipated reimbursements from the FDIC for expected losses on covered assets, subject to the loss thresholds and any contractual limitations in the loss-share agreements. Fair value was estimated using the net present value of projected cash flows related to the loss-share agreements based on the expected reimbursements for losses multiplied by the applicable loss sharing percentages.

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

Conversely, declines in cash flow expectations on covered loans and covered OREO generally result in an increase in the expected indemnification asset cash flows from the FDIC and are reflected as both a decrease in the FDIC indemnification asset amortization and an increase to the balance of the indemnification asset in the current period. As indemnified assets are resolved, the indemnification asset is reduced by the amount claimed by us from the FDIC and a corresponding claim receivable is recorded in other assets in the consolidated statements of financial condition until cash is received from the FDIC. Depending on the timing of claims and covered asset resolution, the Company could also have owed payments to the FDIC for the recovery of prior claims.  The liability for these payments is recorded in other liabilities in the consolidated statements of financial condition until cash is paid to the FDIC.

During 2015, the Company terminated the FDIC loss-share agreements and eliminated the FDIC indemnification asset. See note 9 for additional information.

i) Clawback liability—A clawback liability is recorded to reflect the contingent liability assumed in an FDIC-assisted transaction whereby the Company is obligated to refund a portion of cash received from the FDIC at acquisition in the event that losses do not reach a specified threshold, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. Such a liability is considered to be contingent consideration as it requires a payment by the Company to the FDIC in the event that certain contingencies are met. The clawback liability was recorded at its acquisition date fair value and is included in due to FDIC in the accompanying statements of financial condition. The clawback liability is remeasured at each reporting period and any changes are reflected in both the carrying amount of the clawback liability and the related amortization that is recognized through other FDIC loss-share income in the consolidated statements of operations. During 2015, the Company terminated the FDIC loss-share agreements and eliminated the clawback liability. See footnote 16 for additional information.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

j) Premises and equipment—With the exception of premises and equipment acquired through business combinations, which are initially measured and recorded at fair value, purchased land is stated at cost, and buildings and equipment are carried at cost, including capitalized interest when appropriate, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. The Company generally assigns depreciable lives of 39 years for buildings, 7 to 15 years for building improvements, and 3 to 7 years for equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease terms. Maintenance and repairs are charged to non-interest expense as incurred. The Company reviews premises and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount. In the case of a property that is subject to an operating lease that the Company no longer expects to use, a liability is recorded equal to the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. A ratable portion of the sublease allocation is then expensed until the property is subleased. Property and equipment that meet the held-for-sale criteria is recorded at the lower of its carrying amount or fair value less cost to sell and depreciation is ceased.

k) Goodwill and intangible assets—Goodwill is established and recorded if the consideration given during an acquisition transaction exceeds the fair value of the net assets received. Goodwill has an indefinite useful life and is not amortized, but is evaluated annually for potential impairment, or when events or circumstances indicate a potential impairment. Such events or circumstances may include deterioration in general economic conditions, deterioration in industry or market conditions, an increased competitive environment, a decline in market-dependent multiples or metrics, declining financial performance, entity-specific events or circumstances or a sustained decrease in share price (either in absolute terms or relative to peers). The Company first evaluates potential impairment of goodwill by comparing the fair value of the reporting unit to its carrying amount. Any excess of carrying value over fair value would indicate a potential impairment and the Company would proceed to perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. Intangible assets that have finite useful lives, such as core deposit intangibles, are amortized over their estimated useful lives. The Company’s core deposit intangible assets represent the value of the anticipated future cost savings that will result from the acquired core deposit relationships versus an alternative source of funding.

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

l) Other real estate owned—OREO consists of property that has been foreclosed on or repossessed by deed in lieu of foreclosure. The assets are initially recorded at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL. Subsequent downward valuation adjustments, if any, in addition to gains and losses realized on sales and net operating expenses, are recorded in other non-interest expense, while any subsequent write-ups are recorded in non-interest income. Costs associated with maintaining property, such as utilities and maintenance, are charged to expense in the period in which they occur, while costs relating to the development and improvement of property are capitalized to the extent the balance does not exceed fair value. All OREO acquired through acquisition is recorded at fair value, less cost to sell, at the date of acquisition.

m)  Bank-owned life insurance—The Company purchased or acquired bank-owned life insurance ("BOLI") policies on certain associates of the Company. The Company is the owner and beneficiary of these policies. The BOLI is carried at net realizable value with changes in net realizable value recorded in non-interest income.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

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

o) Stock-based compensation—The Company accounts for stock-based compensation in accordance with ASC Topic

718, Compensation—Stock Compensation. The Company grants stock-based awards including stock options and restricted stock. Stock option grants are for a fixed number of common shares and are issued to associates and directors at exercise prices which are not less than the fair value of a share of stock at the date of grant. The options vest over a time period stated in each option agreement and may be subject to other performance vesting conditions, which require the related compensation expense to be recorded ratably over the requisite service period starting when such conditions become probable. Restricted stock is granted for a fixed number of shares, the transferability of which is restricted until such shares become vested according to the terms in the award agreement. Restricted shares may have multiple vesting qualifications which can include time vesting of a set portion of the restricted shares, performance criterion, such as market criteria that are tied to specified market conditions of the Company’s common stock price.

The fair value of stock options and market-based awards is measured using either a Black-Scholes model or a Monte Carlo simulation model, depending on the vesting requirement of each grant. The fair value of time-based restricted stock awards is based on the Company’s stock price on the date of grant. Compensation expense for the portion of the awards that contain a market vesting condition is recognized over the derived service period based on the fair value of the awards on the grant date. Compensation expense for the portion of the awards that contain performance and service vesting conditions is recognized over the requisite service period based on the fair value of the awards on the grant date. The amortization of stock-based compensation reflects any estimated forfeitures and the expense realized in subsequent periods may be adjusted to reflect the actual forfeitures realized. The outstanding stock options carry a maximum contractual term of ten years and the market vesting restricted shares carry contractual terms that range from 7-10 years, with certain awards having no defined contractual term. To the extent that any award is forfeited, surrendered, terminated, expires, or lapses without being exercised, the shares of stock subject to such award not delivered as a result thereof are again made available for awards under the Plan.

p) Warrants—The Company issued warrants to certain lead shareholders. The warrants are for a fixed number of shares and had original expirations of ten years from the date of issuance. If exercised, the Company must settle the warrants in its own stock. Historically, the exercise price and the number of warrants were subject to certain down-round provisions, whereby certain subsequent equity issuances at a price below the existing exercise price would result in a downward adjustment to the exercise price and an increase in the number of warrants, and as a result, the warrants were historically classified as a liability in the Company’s consolidated statements of financial condition with changes in the fair value each period reported in the statements of operations as non-interest expense. During 2015, the outstanding warrant contracts were modified, terminating the down-round provisions and extending the contractual life an additional six months from the original expiration. As a result, the warrant contracts were recorded at fair value as of the modification date using a Black-Scholes model with the change in fair value reported in the statement of operations as non-interest expense, and were reclassified to shareholders’ equity as of December 31, 2015.

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

December 31, 2015, 2014, and 2013

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

r) Income per share—The Company applies the two-class method of computing income per share as certain of the Company's restricted shares are entitled to non-forfeitable dividends and are therefore considered to be a class of participating securities. The two-class method allocates income according to dividends declared and participation rights in undistributed income. Basic income per share is computed by dividing income allocated to common shareholders by the weighted average number of common shares outstanding during each period. Diluted income per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding during the period, plus amounts representing the dilutive effect of stock options outstanding, certain unvested restricted shares, warrants to issue common stock, or other contracts to issue common shares (“common stock equivalents”). Common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which they have an anti-dilutive effect.

s) Derivatives—The Company carries all derivatives on the statement of financial condition at fair value. All derivative instruments are recognized as either assets or liabilities depending on the rights or obligations under the contracts. All gains and losses on the derivatives due to changes in fair value are recognized in earnings each period.

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

t) Treasury stock —When the Company acquires treasury stock, the sum of the consideration paid and direct transaction costs after tax is recognized as a deduction from equity. The cost basis for the reissuance of treasury stock is determined using a first-in, first-out basis. To the extent that the reissuance price is more than the cost basis (gain), the excess is recorded as an increase to additional paid-in capital on the consolidated statements of financial condition. If the reissuance price is less than the cost basis (loss), the difference is recorded to additional paid-in capital to the extent there is a cumulative treasury stock paid-in capital balance. Any loss in excess of the cumulative treasury stock paid-in capital balance is charged to retained earnings.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Note 3 Recent Accounting Pronouncements

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure—In January 2014, the FASB issued Accounting Standards Update ("ASU") 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  This update amends ASC 310-40 and clarifies that an “in substance repossession or foreclosure” has occurred upon the creditor obtaining either legal title to the property upon completion of foreclosure, or the borrower conveying all interest in the property through completion of a deed in lieu of foreclosure. Upon occurrence, the creditor derecognizes the loan receivable and recognizes the collateralized real estate property. The amendments in the ASU are effective for the Company for interim and annual periods beginning December 15, 2014. The Company adopted the ASU on January 1, 2015 with no material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

Revenue from Contracts with Customers—In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers."  This update supersedes revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The new guidance stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides specific steps that entities should apply in order to achieve this principle. The amendments are effective for interim and annual periods beginning after December 15, 2017, with early application permitted for interim and annual periods beginning after December 15, 2016. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

Simplifying the Accounting for Measurement-Period Adjustments—In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This update amends ASC 805-10 and clarifies that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments to this ASU will become effective for the Company for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted this ASU on September 30, 2015 with no material impact to the consolidated financial statements.

Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities—In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU No. 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adopting ASU No. 2016-01 may result in a cumulative effect adjustment to the consolidated statements of changes in shareholders’ equity as of the beginning of the year of adoption. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

Note 4 Acquisition Activities

On August 1, 2015, the Company completed the acquisition of Pine River for $9.5 million cash. The Company determined that this acquisition constitutes a business combination as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturities and risk instruments. The estimation of expected future cash flows, market conditions and other future events and actual results could differ materially. The determination of the initial fair values of fixed assets, loans, core deposit intangible and OREO involves a high degree of judgment and complexity. The Company has made the determination of fair value using the best information available at the time; however, the assumptions used are subject to change and, if changed, could have a material effect on the Company's financial position and results of operations. The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Pine River acquisition:

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Assets:
Cash and due from banks	$32,314
Investment securities available-for-sale (at fair value)	30,093
Non-marketable securities	2,032
Loans, net	64,279
Other real estate owned	1,488
Premises and equipment, net	3,164
Core deposit intangible asset	948
Other assets	7,749
Total assets acquired	$142,067

Liabilities:
Deposits:
Non-interest bearing demand deposits	$41,432
Interest bearing demand deposits	19,632
Savings and money market	35,460
Time deposits	33,619
Total deposits	130,143
Other liabilities	1,394
Total liabilities assumed	$131,537

Identifiable net assets acquired	$10,530

Consideration:
Cash	$9,482

Gain on bargain purchase	$1,048

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

At the date of acquisition, none of the loans were accounted for under the guidance of ASC 310-30, and the gross contractual amounts receivable, inclusive of all principal and interest, was $79.0 million. The Company’s best estimate of the contractual cash flows for loans not expected to be collected was $1.4 million and the recorded fair value was $64.3 million.

The results of Pine River are included in the results of the Company subsequent to the acquisition date. Included in other non-interest expenses in the Company’s consolidated statements of operations for the year ended December 31, 2015 were $0.7 million of Pine River acquisition-related expenses.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

The following pro forma information combines the historical results of Pine River and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. The pro forma information below reflects adjustments made to exclude the impact of the bargain purchase gain of $1.0 million, acquisition-related expenses of $0.7 million, amortization and accretion of purchase discounts and premiums of $153 thousand, and amortization of acquired identifiable intangibles of $56 thousand during the year ended December 31, 2015. The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired Pine River during the periods presented.

If the Pine River acquisition had been completed on January 1, 2014, total revenue would have been approximately $195.5 million and $187.4 million for the years ended December 31, 2015 and 2014, respectively. Net income would have been approximately $4.3 million and $8.9 million, respectively, for the same periods. Basic and dilutive earnings per share would have been $0.13 and $0.21, respectively, for the same periods.

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

Note 5 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.6 billion at December 31, 2015 and were comprised of $1.2 billion of available-for-sale securities and $0.4 billion of held-to-maturity securities. At December 31, 2014, investment securities totaled $2.0 billion and included $1.5 billion of available-for-sale securities and $0.5 billion of held-to-maturity securities.

Available-for-sale

At December 31, 2015 and 2014, the Company held $1.2 billion and $1.5 billion of available-for-sale investment securities, respectively. Available-for-sale securities are summarized as follows as of the dates indicated:

	December 31, 2015
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$305,773	$5,721	$(516)	$310,978
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	861,321	3,638	(19,416)	845,543
Other securities	725	—	—	725
Total	$1,167,819	$9,359	$(19,932)	$1,157,246

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

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

At December 31, 2015 and 2014, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$109,182	$(516)	$—	$—	$109,182	$(516)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	67,527	(404)	575,954	(19,012)	643,481	(19,416)
Total	$176,709	$(920)	$575,954	$(19,012)	$752,663	$(19,932)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$17	$—	$89,749	$(43)	$89,766	$(43)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	88,854	(2,053)	667,368	(19,665)	756,222	(21,718)
Total	$88,871	$(2,053)	$757,117	$(19,708)	$845,988	$(21,761)

Management evaluated all of the available-for-sale securities in an unrealized loss position and concluded that no OTTI existed at December 31, 2015 or December 31, 2014. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at December 31, 2015 were caused by changes in interest rates. The portfolio included 66 securities, having an aggregate fair value of $752.7 million, which were in an unrealized loss position at December 31, 2015, compared to 62 securities, with an aggregate fair value of $846.0 million at December 31, 2014. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Available-for-sale securities acquired from the Pine River acquisition totaled $30.1 million at the date of acquisition. Shortly after the acquisition date, the Company sold $29.8 million of the acquired securities and recorded no gain or loss.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $335.8 million at December 31, 2015 and $274.4 million December 31, 2014. The increase in pledged available-for-sale investment securities was primarily attributable to an increase in average deposit account balances and client repurchase account balances during 2015. Certain investment securities may also be pledged as collateral for the line of credit at the FHLB of Des Moines; however, no investment securities were pledged for this purpose at December 31, 2015 or December 31, 2014.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.6 years as of December 31, 2015 and 3.5 years as of December 31, 2014. This estimate is based on assumptions and actual results may differ. Other securities of $0.4 million have no stated contractual maturity date as of December 31, 2015.

Held-to-maturity

At December 31, 2015 and 2014, the Company held $427.5 million and $530.6 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$340,131	$2,911	$(230)	$342,812
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	87,372	35	(1,634)	85,773
Total investment securities held-to-maturity	$427,503	$2,946	$(1,864)	$428,585

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$422,622	$5,773	$(72)	$428,323
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	107,968	217	(1,871)	106,314
Total investment securities held-to-maturity	$530,590	$5,990	$(1,943)	$534,637

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$34,641	$(205)	$853	$(25)	$35,494	$(230)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	28,490	(180)	45,872	(1,454)	74,362	(1,634)
Total	$63,131	$(385)	$46,725	$(1,479)	$109,856	$(1,864)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$35,139	$(72)	$35,139	$(72)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	75,139	(1,871)	75,139	(1,871)
Total	$—	$—	$110,278	$(1,943)	$110,278	$(1,943)

The portfolio included 16 securities, having an aggregate fair value of $109.9 million, which were in an unrealized loss position at December 31, 2015, compared to 12 securities, with a fair value of $110.3 million, at December 31, 2014.

Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at December 31, 2015 or December 31, 2014. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at December 31, 2015, were caused by changes in interest rates.  The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $156.5 million and $88.3 million at December 31, 2015 and 2014, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of December 31, 2015 and 2014 was 3.7 years and 3.4 years, respectively. This estimate is based on assumptions and actual results may differ.

Note 6 Non-marketable Securities

Non-marketable securities include Federal Reserve Bank stock, FHLB stock and non-negotiable certificates of deposit. At December 31, 2015, the Company held $14.1 million of Federal Reserve Bank stock, $7.4 million of FHLB Des Moines stock for regulatory or debt facility purposes, and $1.0 million of non-negotiable certificates of deposit acquired from Pine River. At December 31, 2014, the Company held $19.5 million of Federal Reserve Bank stock, $7.5 million of FHLB Des Moines stock, and $0.1 million of FHLB San Francisco stock.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost. Management evaluated all of the non-marketable securities and concluded that no OTTI existed at December 31, 2015 or December 31, 2014.

Note 7 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions of Hillcrest Bank and Bank Midwest in 2010, Bank of Choice and Community Banks of Colorado in 2011, and Pine River in 2015. The loans acquired from Pine River totaled $64.3 million. They were accounted for in accordance with ASC Topic 805 and were classified as non 310-30 loans. During the fourth quarter of 2015, the Bank entered into an early termination agreement with the FDIC, terminating its loss-share agreements with the FDIC; therefore, presentation of prior period covered and non-covered loans were updated accordingly.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality and loans not accounted for under this guidance, which includes our originated loans. The carrying value of loans are net of discounts on loans excluded from ASC 310-30, and fees and costs of $8.1 million and $10.5 million as of December 31, 2015 and 2014, respectively:

	December 31, 2015
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$13,007	$1,039,769	$1,052,776	40.7%
Agriculture	16,752	145,558	162,310	6.3
Commercial real estate	148,888	506,331	655,219	25.3
Residential real estate	21,452	662,550	684,002	26.4
Consumer	2,731	30,635	33,366	1.3
Total	$202,830	$2,384,843	$2,587,673	100.0%

	December 31, 2014
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$22,956	$772,440	$795,396	36.8%
Agriculture	19,063	118,468	137,531	6.4
Commercial real estate	192,330	369,264	561,594	26.0
Residential real estate	40,761	591,939	632,700	29.2
Consumer	4,535	30,653	35,188	1.6
Total	$279,645	$1,882,764	$2,162,409	100.0%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Loan delinquency for all loans is shown in the following tables at December 31, 2015 and 2014:

	Total Loans December 31, 2015
			Greater				Loans > 90
	30-59	60-89	than 90				days past
	days past	days past	days past	Total past		Total	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30
Commercial	$2,275	$6,019	$49	$8,343	$1,031,426	$1,039,769	$—	$16,838
Agriculture	441	58	1,222	1,721	143,837	145,558	—	1,984
Commercial real estate
Construction	359	188	—	547	29,596	30,143	—	188
Acquisition/development	—	—	—	—	5,575	5,575	—	—
Multifamily	—	38	22	60	9,813	9,873	—	22
Owner-occupied	370	111	66	547	184,072	184,619	—	1,273
Non owner-occupied	2,340	182	968	3,490	272,631	276,121	—	1,013
Total commercial real estate	3,069	519	1,056	4,644	501,687	506,331	—	2,496
Residential real estate
Senior lien	1,909	911	1,481	4,301	610,192	614,493	124	3,713
Junior lien	299	237	194	730	47,327	48,057	6	584
Total residential real estate	2,208	1,148	1,675	5,031	657,519	662,550	130	4,297
Consumer	239	26	38	303	30,332	30,635	36	32
Total loans excluded from ASC 310-30	$8,232	$7,770	$4,040	$20,042	$2,364,801	$2,384,843	$166	$25,647
Loans accounted for under ASC 310-30
Commercial	$1,187	$—	$217	$1,404	$11,603	$13,007	$217	$—
Agriculture	—	—	511	511	16,241	16,752	511	—
Commercial real estate	1,235	936	14,932	17,103	131,785	148,888	14,931	—
Residential real estate	411	104	97	612	20,840	21,452	97	—
Consumer	19	49	5	73	2,658	2,731	5	—
Total loans accounted for under ASC 310-30	$2,852	$1,089	$15,762	$19,703	$183,127	$202,830	$15,761	$—
Total loans	$11,084	$8,859	$19,802	$39,745	$2,547,928	$2,587,673	$15,927	$25,647

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

	Total Loans December 31, 2014
			Greater				Loans > 90
	30-59	60-89	than 90				days past
	days past	days past	days past	Total past		Total	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30
Commercial	$83	$97	$318	$498	$771,942	$772,440	$215	$4,215
Agriculture	47	—	10	57	118,411	118,468	10	495
Commercial real estate
Construction	—	—	—	—	11,748	11,748	—	—
Acquisition/development	41	—	—	41	4,532	4,573	—	—
Multifamily	—	—	—	—	10,856	10,856	(1)	—
Owner-occupied	336	78	101	515	119,710	120,225	—	843
Non owner-occupied	158	—	222	380	221,482	221,862	—	222
Total commercial real estate	535	78	323	936	368,328	369,264	(1)	1,065
Residential real estate
Senior lien	378	1,403	732	2,513	537,022	539,535	—	4,335
Junior lien	133	1	101	235	52,169	52,404	—	476
Total residential real estate	511	1,404	833	2,748	589,191	591,939	—	4,811
Consumer	266	21	39	326	30,327	30,653	39	227
Total loans excluded from ASC 310-30	$1,442	$1,600	$1,523	$4,565	$1,878,199	$1,882,764	$263	$10,813
Loans accounted for under ASC 310-30
Commercial	$152	$—	$1,755	$1,907	$21,049	$22,956	$1,754	$—
Agriculture	—	—	367	367	18,696	19,063	367	—
Commercial real estate	564	92	31,013	31,669	160,661	192,330	31,013	—
Residential real estate	2,014	3,826	646	6,486	34,275	40,761	646	—
Consumer	369	—	54	423	4,112	4,535	54	—
Total loans accounted for under ASC 310-30	$3,099	$3,918	$33,835	$40,852	$238,793	$279,645	$33,834	$—
Total loans	$4,541	$5,518	$35,358	$45,417	$2,116,992	$2,162,409	$34,097	$10,813

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

Total non-accrual loans excluded from the scope of ASC 310-30 totaled $25.6 million and $10.8 million, as December 31, 2015 and 2014, respectively. Total past due loans accounted for under ASC 310-30 totaled $19.7 million at December 31, 2015, decreasing $21.2 million, or 51.8%, from $40.9 million in the prior year. The decrease is due to significant workout progress on acquired non-strategic loans.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of December 31, 2015 and 2014:

	Total Loans December 31, 2015
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$957,992	$44,866	$32,867	$4,044	$1,039,769
Agriculture	132,450	2,440	10,668	—	145,558
Commercial real estate
Construction	24,686	4,882	575	—	30,143
Acquisition/development	5,066	509	—	—	5,575
Multifamily	9,851	—	22	—	9,873
Owner-occupied	174,108	5,595	4,916	—	184,619
Non owner-occupied	262,035	8,091	5,722	273	276,121
Total commercial real estate	475,746	19,077	11,235	273	506,331
Residential real estate
Senior lien	609,196	349	4,921	27	614,493
Junior lien	46,437	252	1,368	—	48,057
Total residential real estate	655,633	601	6,289	27	662,550
Consumer	30,483	67	85	—	30,635
Total loans excluded from ASC 310-30	$2,252,304	$67,051	$61,144	$4,344	$2,384,843
Loans accounted for under ASC 310-30
Commercial	$8,236	$25	$4,746	$—	$13,007
Agriculture	9,726	27	6,999	—	16,752
Commercial real estate	67,239	1,087	76,793	3,769	148,888
Residential real estate	16,960	1,604	2,888	—	21,452
Consumer	2,296	94	341	—	2,731
Total loans accounted for under ASC 310-30	$104,457	$2,837	$91,767	$3,769	$202,830
Total loans	$2,356,761	$69,888	$152,911	$8,113	$2,587,673

	Total Loans December 31, 2014
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30
Commercial	$742,944	$10,166	$19,250	$80	$772,440
Agriculture	114,642	85	3,741	—	118,468
Commercial real estate
Construction	11,748	—	—	—	11,748
Acquisition/development	4,573	—	—	—	4,573
Multifamily	10,856	—	—	—	10,856
Owner-occupied	115,178	158	4,889	—	120,225
Non owner-occupied	199,817	17,607	4,430	8	221,862
Total commercial real estate	342,172	17,765	9,319	8	369,264
Residential real estate
Senior lien	533,630	23	5,744	138	539,535
Junior lien	51,059	—	1,345	—	52,404
Total residential real estate	584,689	23	7,089	138	591,939
Consumer	30,426	—	227	—	30,653
Total loans excluded from ASC 310-30	$1,814,873	$28,039	$39,626	$226	$1,882,764
Loans accounted for under ASC 310-30
Commercial	$11,038	$282	$11,092	$544	$22,956
Agriculture	16,854	30	2,179	—	19,063
Commercial real estate	82,603	3,770	101,966	3,991	192,330
Residential real estate	29,069	1,403	10,289	—	40,761
Consumer	3,641	105	789	—	4,535
Total loans accounted for under ASC 310-30	$143,205	$5,590	$126,315	$4,535	$279,645
Total loans	$1,958,078	$33,629	$165,941	$4,761	$2,162,409

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

The Company’s commercial substandard loans excluded from ASC 310-30 totaled $32.9 million and $19.3 million at December 31, 2015 and 2014, respectively. The balance was primarily due to four loan relationships totaling $24.5 million at December 31, 2015. Migration to special mention and substandard ratings during 2015 was driven by a small number of agricultural clients, pressure in energy sector, and isolated weakening in a small number of commercial and industrial clients. Three of these substandard loans were energy related and totaled $16.1 million at December 31, 2015. Total ASC 310-30 classified assets of $98.4 million decreased $38.0 million from $136.4 million in prior year due to significant workout projects on acquired non-strategic loans.

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status, loans in bankruptcy, and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At December 31, 2015, the Company measured $24.1 million of impaired loans based on the fair value of the collateral less selling costs and $2.3 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate. Impaired loans totaling $10.6 million that individually were less than $250 thousand each, were measured through our general ALL reserves due to their relatively small size. Impaired loans acquired from Pine River totaling $0.4 million were marked to fair value at the date of acquisition.

At December 31, 2015 and 2014, the Company’s recorded investment in impaired loans was $37.4 million and $32.1 million, respectively. The balance in impaired loans was primarily due to three relationships totaling $15.5 million that were deemed impaired during the year. All three of the relationships were in the commercial and industrial segment and on non-accrual status at December 31, 2015. Impaired loans had a collective related allowance for loan losses allocated to them of $4.4 million and $0.3 million at December 31, 2015 and 2014, respectively.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Additional information regarding impaired loans at December 31, 2015 and 2014 is set forth in the table below:

	Impaired Loans
	December 31, 2015			December 31, 2014
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial	$10,812	$10,744	$—	$16,953	$16,771	$—
Agriculture	1,877	1,878	—	3,065	3,061	—
Commercial real estate
Construction	190	188	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Owner-occupied	2,218	2,150	—	1,164	970	—
Non-owner occupied	154	153	—	—	—	—
Total commercial real estate	2,562	2,491	—	1,164	970	—
Residential real estate
Senior lien	947	941	—	694	248	—
Junior lien	113	112	—	—	—	—
Total residential real estate	1,060	1,052	—	694	248	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance recorded	$16,311	$16,165	$—	$21,876	$21,050	$—
With a related allowance recorded:
Commercial	$10,816	$10,764	$4,045	$894	$693	$82
Agriculture	254	248	1	177	145	—
Commercial real estate
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	61	59	—	—	—	—
Owner-occupied	1,272	1,117	2	1,321	1,024	5
Non-owner occupied	1,642	1,630	274	1,140	1,060	9
Total commercial real estate	2,975	2,806	277	2,461	2,084	14
Residential real estate
Senior lien	5,826	5,701	54	7,360	6,359	172
Junior lien	1,800	1,593	11	1,768	1,515	9
Total residential real estate	7,627	7,294	65	9,128	7,874	181
Consumer	86	86	1	277	245	2
Total impaired loans with a related allowance recorded	$21,758	$21,198	$4,388	$12,937	$11,041	$279
Total impaired loans	$38,069	$37,363	$4,388	$34,813	$32,091	$279

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the years ended
	December 31, 2015		December 31, 2014
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial	$10,729	$266	$21,827	$414
Agriculture	1,961	—	3,458	126
Commercial real estate
Construction	188	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Owner-occupied	2,221	83	1,018	51
Non-owner occupied	157	—	—	—
Total commercial real estate	2,566	83	1,018	51
Residential real estate
Senior lien	956	15	605	7
Junior lien	113	—	—	—
Total residential real estate	1,069	15	605	7
Consumer	—	—	—	—
Total impaired loans with no related allowance recorded	$16,324	$363	$26,908	$598
With a related allowance recorded:
Commercial	$9,366	$1	$893	$7
Agriculture	276	4	158	—
Commercial real estate
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	60	1	—	—
Owner-occupied	1,230	27	1,166	40
Non-owner occupied	1,667	48	1,095	56
Total commercial real estate	2,956	76	2,261	96
Residential real estate
Senior lien	5,911	119	6,594	101
Junior lien	1,725	51	1,568	60
Total residential real estate	7,636	170	8,162	161
Consumer	92	1	265	1
Total impaired loans with a related allowance recorded	$20,326	$252	$11,739	$265
Total impaired loans	$36,651	$615	$38,647	$863

Interest income recognized on impaired loans noted in the table above, primarily represents interest earned on accruing troubled debt restructurings. Interest income recognized on impaired loans using the cash-basis method of accounting during the years ended December 31, 2015, 2014, and 2013 was immaterial.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Troubled debt restructurings

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR. At December 31, 2015 and 2014, the Company had $8.4 million and $19.3 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment.

Non-accruing TDRs at December 31, 2015 and 2014 totaled $17.8 million and $7.0 million, respectively.

During 2015, the Company restructured 19 loans with a recorded investment of $17.9 million at December 31, 2015 to facilitate repayment. Substantially all of the loan modifications were an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The table below provides additional information related to accruing TDRs at December 31, 2015 and 2014:

	Accruing TDRs
	December 31, 2015
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$5,790	$5,866	$5,831	$163
Agriculture	84	85	87	—
Commercial real estate	388	394	389	—
Residential real estate	2,162	2,234	2,166	2
Consumer	12	15	12	—
Total	$8,436	$8,594	$8,485	$165

	Accruing TDRs
	December 31, 2014
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$13,249	$12,496	$13,249	$375
Agriculture	2,711	3,110	2,715	—
Commercial real estate	610	627	622	—
Residential real estate	2,687	2,767	2,714	2
Consumer	18	20	18	—
Total	$19,275	$19,020	$19,318	$377

The following table summarizes the Company’s carrying value of non-accrual TDRs as of December 31, 2015 and 2014:

	Non - Accruing TDRs
	December 31, 2015	December 31, 2014
Commercial	$15,897	$3,994
Agriculture	81	365
Commercial real estate	1,135	458
Residential real estate	678	1,966
Consumer	2	190
Total	$17,793	$6,973

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had five TDRs that were modified within the past 12 months and had defaulted on their restructured terms. The defaulted TDRs consisted of two commercial loans totaling $9.7 million and three consumer residential loans totaling $103 thousand.

During 2014, the Company had two TDRs that had been modified within the past 12 months that defaulted on their restructured terms.  The defaulted TDRs consisted of a commercial loan and a consumer loan totaling $112 thousand. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest.

Loans accounted for under ASC 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically re-measured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during 2015 and 2014:

	December 31, 2015	December 31, 2014
Accretable yield beginning balance	$113,463	$130,624
Reclassification from non-accretable difference	22,392	47,252
Reclassification to non-accretable difference	(4,387)	(3,572)
Accretion	(47,274)	(60,841)
Accretable yield ending balance	$84,194	$113,463

Below is the composition of the net book value for loans accounted for under ASC 310-30 at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Contractual cash flows	$627,843	$751,932
Non-accretable difference	(340,819)	(358,824)
Accretable yield	(84,194)	(113,463)
Loans accounted for under ASC 310-30	$202,830	$279,645

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Note 8 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the years ended December 31, 2015 and 2014:

	Year ended December 31, 2015
			Commercial	Residential
	Commercial	Agriculture	real estate	real estate	Consumer	Total
Beginning balance	$8,598	$1,009	$3,819	$3,771	$416	$17,613
Non 310-30 beginning balance	8,598	541	3,597	3,743	413	16,892
Charge-offs	(1,860)	(51)	(222)	(208)	(1,196)	(3,537)
Recoveries	91	7	141	140	230	609
Provision	7,467	485	1,618	1,570	938	12,078
Non 310-30 ending balance	14,296	982	5,134	5,245	385	26,042
ASC 310-30 beginning balance	—	468	222	28	3	721
Charge-offs	—	—	—	—	(10)	(10)
Recoveries	—	—	—	—	—	—
Provision	93	227	5	8	33	366
ASC 310-30 ending balance	93	695	227	36	26	1,077
Ending balance	$14,389	$1,677	$5,361	$5,281	$411	$27,119
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$4,045	$1	$277	$65	$1	$4,389
Non 310-30 loans collectively evaluated for impairment	10,251	981	4,857	5,180	384	21,653
ASC 310-30 loans	93	695	227	36	26	1,077
Total ending allowance balance	$14,389	$1,677	$5,361	$5,281	$411	$27,119
Loans:
Non 310-30 individually evaluated for impairment	$21,494	$2,126	$4,369	$7,593	$86	$35,668
Non 310-30 collectively evaluated for impairment	1,018,275	143,432	501,962	654,957	30,549	2,349,175
ASC 310-30 loans	13,007	16,752	148,888	21,452	2,731	202,830
Total loans	$1,052,776	$162,310	$655,219	$684,002	$33,366	$2,587,673

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

	Year ended December 31, 2014
			Commercial	Residential
	Commercial	Agriculture	real estate	real estate	Consumer	Total
Beginning balance	$4,258	$1,237	$2,276	$4,259	$491	$12,521
Non 310-30 beginning balance	4,029	572	1,984	4,165	491	11,241
Charge-offs	(507)	—	—	(739)	(783)	(2,029)
Recoveries	315	8	146	212	270	951
Provision (recoupment)	4,761	(39)	1,467	105	435	6,729
Non 310-30 ending balance	8,598	541	3,597	3,743	413	16,892
ASC 310-30 beginning balance	229	665	292	94	—	1,280
Charge-offs	(3)	—	—	—	(36)	(39)
Recoveries	—	—	—	—	—	—
Provision (recoupment)	(226)	(197)	(70)	(66)	39	(520)
ASC 310-30 ending balance	—	468	222	28	3	721
Ending balance	$8,598	$1,009	$3,819	$3,771	$416	$17,613
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$82	$—	$14	$181	$2	$279
Non 310-30 loans collectively evaluated for impairment	8,516	541	3,583	3,562	411	16,613
ASC 310-30 loans	—	468	222	28	3	721
Total ending allowance balance	$8,598	$1,009	$3,819	$3,771	$416	$17,613
Loans:
Non 310-30 individually evaluated for impairment	$17,468	$3,206	$3,054	$8,133	$245	$32,106
Non 310-30 collectively evaluated for impairment	754,972	115,262	366,210	583,806	30,408	1,850,658
ASC 310-30 loans	22,956	19,063	192,330	40,761	4,535	279,645
Total loans	$795,396	$137,531	$561,594	$632,700	$35,188	$2,162,409

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

The Company had $2.9 million net charge-offs of non 310-30 loans during 2015. Credit quality remained at acceptable levels within the non 310-30 loan portfolio during 2015, and, through management's evaluation, resulted in a provision for loan losses on the non 310-30 loans of $12.1 million during 2015.

During 2015, the Company re-measured the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement resulted in a provision of $366 thousand for 2015, which was comprised primarily of a provision of $227 thousand in the agriculture segment and $93 thousand in the commercial segment.

The Company charged off $1.1 million, net of recoveries, of non ASC 310-30 loans during 2014. Strong credit quality trends of the non 310-30 portfolio continued during 2014, and through management's evaluation, resulted in a provision for loan losses on non 310-30 loans of $6.7 million.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

During 2014, the Company re-measured the expected cash flows of the loans pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in a net recoupment of $520 thousand for 2014, which was comprised primarily of recoupment or previous valuation allowances of $197 thousand in the agricultural segment and $226 thousand in the commercial segment.

Note 9 FDIC Indemnification Asset

Under the terms of the purchase and assumption agreements with the FDIC with regard to the Hillcrest Bank and Community Banks of Colorado acquisitions, the Company was reimbursed for a portion of the losses incurred on covered assets. Covered assets may be resolved through repayment, short sale of the underlying collateral, the foreclosure on and sale of collateral, or the sale or charge-off of loans or OREO. Any gains or losses realized from the resolution of covered assets reduced or increased, respectively, the amount recoverable from the FDIC. Covered gains or losses that were incurred in excess of the expected reimbursements (which were reflected in the FDIC indemnification asset balance), were recognized in the consolidated statements of operations as FDIC loss sharing income in the period in which they occur.

During the fourth quarter of 2015, the Bank entered into an early termination agreement with the FDIC, terminating its loss-share agreements with the FDIC. The Bank paid consideration of $15.1 million to the FDIC for the termination of the agreements. Additionally, the Bank recorded a pre-tax gain of $4.9 million in the fourth quarter of 2015, which was recorded in FDIC indemnification asset amortization, net of gain on termination on the consolidated statements of operations. The gain resulted primarily from the settlement payment made to the FDIC, and the elimination of the remaining FDIC indemnification asset and clawback payable, which totaled $18.2 million and $38.7 million, respectively, at the time of settlement. The Company amortized the indemnification asset through September 30, 2015. During 2015, the Company paid a net $2.6 million to the FDIC, prior to termination of the agreements on November 5, 2015. Below is a summary of the activity related to the FDIC indemnification asset during 2015 and 2014:

	For the years ended December 31,
	2015	2014
Balance at beginning of period	$39,082	$64,447
Amortization	(20,751)	(27,741)
FDIC portion of charge-offs/recoveries	(2,819)	332
Changes for FDIC loss-share submissions	2,644	2,044
Termination of FDIC loss-share agreements	(18,156)	—
Balance at end of period	$—	$39,082

The $20.8 million of amortization of the FDIC indemnification asset recognized during 2015 resulted from an overall increase in actual and expected cash flows of the underlying covered assets, resulting in lower expected reimbursements from the FDIC. The increase in overall expected cash flows from these underlying assets was reflected in increased accretion rates on covered loans and was recognized over the expected remaining lives of the underlying covered loans as an adjustment to yield.

During 2014, the Company recognized $27.7 million of amortization on the FDIC indemnification asset, and paid a net $2.0 million as to the FDIC.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Note 10 Premises and Equipment

Premises and equipment consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Land	$29,991	$30,106
Buildings and improvements	71,908	69,046
Equipment	39,382	37,732
Total	141,281	136,884
Less: accumulated depreciation and amortization	(38,178)	(30,543)
Premises and equipment, net	$103,103	$106,341

The Company incurred $10.1 million, $10.6 million, and $10.5 million of depreciation expense during 2015, 2014, and 2013, respectively, which is included in occupancy and equipment expense. The Company disposed of $0.1 million, $1.0 million, and $3.4 million of premises and equipment, net, during 2015, 2014, and 2013, respectively.

During 2015, the Company consolidated three banking centers in the Bank Midwest network. During the first quarter of 2016, the Company announced the consolidation of seven banking centers in the Community Banks of Colorado network. The banking center consolidations resulted in certain buildings to be classified as held-for-sale, which were adjusted to the lower of the carrying amount or fair value less cost to sell. The adjustment totaled $1.4 million and is included in the consolidated statements of operations.

Space in certain facilities is leased under operating leases. Below is a summary of future minimum lease payments for the years following 2015:

2016	$3,882
2017	3,140
2018	2,840
2019	2,491
2020	2,384
Thereafter	16,967
Total	$31,704

Note 11 Other Real Estate Owned

A summary of the activity in the OREO balances during 2015 and 2014 is as follows:

	For the years ended December 31,
	2015	2014
Beginning balance	$29,120	$70,125
Purchases through acquisition, at fair value	1,488	—
Transfers from loan portfolio, at fair value	4,576	4,491
Impairments	(1,580)	(2,103)
Sales	(15,566)	(56,519)
Gain on sale of OREO, net	2,776	13,126
Ending balance	$20,814	$29,120

The OREO balances exclude $5.5 million and $8.1 million at December 31, 2015 and 2014, respectively, of the Company’s minority interests in OREO, which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Note 12 Goodwill and Intangible Assets

In connection with the Hillcrest Bank, Bank Midwest, Bank of Choice, Community Banks of Colorado and Pine River transactions, the Company recorded core deposit intangible assets of $5.8 million, $21.7 million, $5.2 million, $4.8 million, and $0.9 million, respectively. The Company is amortizing the core deposit intangibles on a straight line basis over 7 years from the date of the respective acquisitions, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $5.4 million in 2015 and $5.3 million in 2014 and 2013. The following table shows the estimated future amortization expenses.

2016	$5,480
2017	5,480
2018	1,122
2019	135
2020	135

The accumulated amortization of the core deposit intangible assets was $25.8 million and $20.4 million at December 31, 2015 and 2014, respectively.

The Company had goodwill of $59.6 million at December 31, 2015, 2014, and 2013. The goodwill is measured as the excess of the fair value of consideration paid over the fair value of assets acquired. No goodwill impairment was recorded during 2015, 2014, or 2013.

Note 13 Deposits

Total deposits were $3.8 billion at both December 31, 2015 and 2014. Time deposits decreased from $1.4 billion at December 31, 2014 to $1.2 billion at December 31, 2015. The following table summarizes the Company’s time deposits, based upon contractual maturity, at December 31, 2015 and 2014, by remaining maturity:

	December 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Three months or less	$214,724	0.53%	$256,091	0.46%
Over 3 months through 6 months	200,771	0.52%	255,301	0.56%
Over 6 months through 12 months	391,750	0.68%	423,329	0.71%
Over 12 months through 24 months	271,353	0.81%	321,073	0.89%
Over 24 months through 36 months	65,306	1.25%	63,806	1.05%
Over 36 months through 48 months	36,955	1.39%	24,467	1.24%
Over 48 months through 60 months	7,942	1.08%	7,748	1.22%
Thereafter	5,082	1.48%	5,236	1.47%
Total time deposits	$1,193,883	0.72%	$1,357,051	0.71%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

The Company incurred interest expense on deposits as follows during the periods indicated:

	For the years ended December 31,
	2015	2014	2013
Interest bearing demand deposits	$315	$317	$620
Money market accounts	3,372	3,467	3,424
Savings accounts	837	539	227
Time deposits	9,085	9,797	12,122
Total	$13,609	$14,120	$16,393

The Federal Reserve System requires cash balances to be maintained at the Federal Reserve Bank based on certain deposit levels. The minimum reserve requirement for the Bank at December 31, 2015 was $10.3 million. The aggregate amount of certificates of deposit in denominations that meet or exceed the FDIC insurance limit was $86.9 million and $98.9 million at December 31, 2015 and 2014, respectively.

Note 14 Borrowings

The following table sets forth selected information regarding repurchase agreements during 2015, 2014, and 2013:

	As of and for the years ended December 31,
	2015	2014	2013
Maximum amount of outstanding agreements at any month end during the period	$288,591	$133,552	$122,879
Average amount outstanding during the period	$197,726	$99,057	$84,355
Weighted average interest rate for the period	0.09%	0.13%	0.14%

As of December 31, 2015, 2014, and 2013, the Company had pledged mortgage-backed securities with a fair value of approximately $205.7 million, $152.4 million, and $119.1 million, respectively, for securities sold under agreements to repurchase. Additionally, there was $68.1 million, $18.8 million, and $19.5 million of excess collateral pledged for repurchase agreements at December 31, 2015, 2014, and 2013, respectively.

The vast majority of the Company’s repurchase agreements are overnight transactions with clients that mature the day after the transaction. During 2015, 2014, and 2013, the overnight agreements had a weighted average interest rate of 0.18%, 0.13%, and 0.14%, respectively. At December 31, 2015 and 2014, none of the Company’s repurchase agreements were for periods longer than one day. At December 31, 2013, $20.0 million of the Company’s repurchase agreements were for periods longer than one day. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the consolidated financial statements.

As a member of the Des Moines FHLB, the Bank has access to term financing from the FHLB. These borrowing are secured under an advance, pledge and securities agreement, which includes primarily real estate loans. Total advances at December 31, 2015 and 2014 were $40.0 million. All of the outstanding advances have fixed interest rates. More information about FHLB advances at December 31, 2015 is detailed in the table below:

Maturity Year	December 31, 2015 Balance	Rate
2016	$ 15,000	0.84%
2018	$ 10,000	1.81%
2020	$ 15,000	2.33%

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Note 15 Regulatory Capital

During the fourth quarter of 2015, the Company announced that the operating agreement between its subsidiary bank, and its then primary regulator, the Office of Comptroller of the Currency (the “OCC”), was terminated. The operating agreement was entered into in December 2010 as part of the Bank’s approval to operate as a de novo bank. The agreement required the Bank to maintain certain capital levels, placed restrictions on its ability to pay dividends, and limited its ability to make certain other business decisions.

As a bank holding company, the Company is subject to the regulatory capital adequacy requirements implemented by the Federal Reserve. The federal banking agencies have risk-based capital adequacy regulations intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations. Under these regulations, assets are assigned to one of several risk categories, and nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by a risk adjustment percentage for the category.

The law requires federal bank regulatory agencies to take “prompt correction action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, in which all institutions are placed. The capital adequacy regulations require banks to maintain a common equity tier 1 capital ratio of 6.5%, a total tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a leveraged ratio of 5.0% to be deemed “well capitalized”. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. Our regulatory capital ratios and those of the Bank are in excess of the levels established for “well capitalized” institutions.

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier 1 common risk-based ratio was defined. Under the Basel III requirements, at December 31, 2015, the Company met all capital requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

During 2015, the Bank received approval from the OCC to permanently reduce the Bank’s capital by $86.0 million. As a result, the Bank distributed $86.0 million cash to the Company during 2015. During February 2016, the Bank further permanently reduced its capital by $140.0 million. For further discussion of the permanent reduction of capital during 2016, refer to note 28 to our consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

At December 31, 2015 and 2014, the Bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the table below:

	December 31, 2015
					Required to be
			Required to be		considered
			considered well		adequately
	Actual		capitalized		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	11.8%	$550,368	N/A	N/A	4.0%	$187,325
NBH Bank	11.2%	519,766	5.0%	$464,078	4.0%	185,631
Common equity tier 1 risk-based capital
Consolidated	17.5%	$550,368	6.5%	$304,403	4.5%	$210,741
NBH Bank	16.6%	519,766	6.5%	301,651	4.5%	208,835
Tier 1 risk-based capital ratio
Consolidated	17.5%	$550,368	8.0%	$252,134	6.0%	$189,101
NBH Bank	16.6%	519,766	8.0%	344,989	6.0%	188,176
Total risk-based capital ratio
Consolidated	18.4%	$578,448	10.0%	$315,168	8.0%	$252,134
NBH Bank	17.5%	547,846	10.0%	376,352	8.0%	250,901

(1)

	December 31, 2014
					Required to be
			Required to be		considered
			considered well		adequately
	Actual		capitalized(1)		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio
Consolidated	15.0%	$712,222	N/A	N/A	4.0%	$190,148
NBH Bank	12.1%	573,934	10.0%	$473,478	4.0%	189,391
Tier 1 risk-based capital ratio
Consolidated	28.9%	$712,222	6.0%	$147,796	4.0%	$98,530
NBH Bank	23.5%	573,934	11.0%	268,855	4.0%	97,766
Total risk-based capital ratio
Consolidated	29.6%	$730,086	10.0%	$246,326	8.0%	$197,061
NBH Bank	24.2%	591,799	12.0%	293,297	8.0%	195,531

(1)	These ratio requirements for NBH Bank are reflective of the agreement NBH Bank had made with its regulators in connection with the approval of its de novo charter.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Note 16 FDIC Loss Sharing Income (Expense)

In connection with the loss-share agreements the Company had with the FDIC regarding the Hillcrest Bank and Community Banks of Colorado transactions, the Company recognized the actual reimbursement of costs of resolution of covered assets from the FDIC within the statements of operations through the termination date. The Company terminated its loss-share agreements with the FDIC during the fourth quarter of 2015. The Company amortized the clawback liability through September 30, 2015. All income (expense) included as of December 31, 2015 is for activity prior to the termination. The table below provides additional details of the Company’s FDIC loss sharing income (expense) during 2015, 2014, and 2013:

	For the years ended December 31,
	2015	2014	2013
Clawback liability amortization	$(1,131)	$(1,364)	$(1,259)
Clawback liability remeasurement	(1,242)	(2,509)	65
Reimbursement to FDIC for gain on sale of and income from covered OREO	(1,128)	(10,053)	(5,235)
Reimbursement to FDIC for recoveries	(28)	(193)	(87)
FDIC reimbursement of covered asset resolution costs	3,854	5,257	9,327
Total FDIC loss sharing income (expense)	$325	$(8,862)	$2,811

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

As of December 31, 2015, the aggregate number of Class A common stock available for issuance under the 2014 Plan is 5,707,826 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders.

To date, the Company has issued stock options and restricted stock under the plans. The Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.

Stock Options

The Company issued stock options during 2015, 2014, and 2013. The options granted during 2015 and 2014 are time-vesting with 1/3 vesting on each of the first, second, and third anniversary of the date of grant or date of hire. The majority of the options granted during 2013 are time vested with 1/2 vesting on each of the third and fourth anniversary of the date of grant.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest on a graded basis over 1-4 years of continuous service and have 7-10 year contractual terms.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Below are the weighted average assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s stock options granted in 2015, 2014, and 2013:

	2015	2014	2013
Weighted average fair value	$4.37	$6.08	$5.56
Weighted average risk-free interest rate (1)	1.59%	2.02%	1.16%
Expected volatility (2)	23.87%	33.94%	32.09%
Expected term (years) (3)	6.01	6.01	6.70
Dividend yield (4)	1.05%	1.06%	1.09%

(1)	The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term.
(2)

Expected volatility was calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with those of a peer group of eight comparable publicly traded companies for a period commensurate with the expected term of the options.

(3)	The expected term was estimated to be the average of the contractual vesting term and time to expiration.
(4)

The dividend yield was assumed to be zero for grants made prior to the initial public offering and for subsequent grants was assumed to be $0.05 per share per quarter in accordance with the Company’s dividend policy at the time of grant.

The Company issued stock options in accordance with the 2014 Plan during 2015. The following table summarizes stock option activity for 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term in	Intrinsic
	Options	Price	Years	Value
Outstanding at December 31, 2014	3,597,111	$19.90	4.46	$223
Granted	147,967	19.16
Forfeited	(33,327)	18.67
Surrendered	(561,322)	19.97
Exercised	(43,478)	19.98
Expired	(510,700)	20.00
Outstanding at December 31, 2015	2,596,251	$19.84	4.77	$3,968
Options exercisable at December 31, 2015	2,259,300	$19.98	4.20	$3,150
Options expected to vest	331,886	$19.00	8.14	$786

Stock option expense is included in salaries and benefits in the accompanying consolidated statements of operations and totaled $0.7 million, $1.2 million, and $2.2 million for 2015, 2014, and 2013, respectively. At December 31, 2015, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.9 years.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

The following table summarizes the Company’s outstanding stock options:

			Options outstanding			Options exercisable
				Weighted average
			Number	remaining contractual	Weighted average	Number	Weighted average
Range of exercise price			outstanding	life (years)	exercise price	exercisable	exercise price
$18.09	-	18.92	204,606	7.72	$18.51	43,906	$18.76
$19.08	-	19.85	141,257	9.28	$19.15	562	$19.51
$20.00	-	22.10	2,250,388	4.18	$20.00	2,214,832	$20.00

Restricted Stock Awards

The Company issued restricted stock during 2015, 2014, and 2013. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period. Restricted stock awards with market vesting components (granted in 2010, 2011, and 2012) were valued using a Monte Carlo Simulation with 100,000 simulation paths to assess the expected percentage of vested shares. A Geometric Brownian Motion was used for simulating the equity prices for a period of ten years and if the restricted stock were not vested during the 10-year period, it was assumed they were forfeited.

The following table summarizes restricted stock activity during 2015:

	Total	Weighted
	Restricted	Average Grant-
	Shares	Date Fair Value
Unvested at December 31, 2014	955,398	$14.61
Vested	(61,429)	18.92
Granted	176,722	19.18
Forfeited	(209,481)	15.95
Surrendered	(25,179)	18.95
Unvested at December 31, 2015	836,031	$15.42

Expense related to non-vested restricted stock totaled $2.6 million, $2.3 million, and $2.7 million during 2015, 2014, and 2013, respectively, and is included in salaries and benefits in the Company’s consolidated statements of operations. As of December 31, 2015, there was $2.4 million of total unrecognized compensation cost related to non-vested restricted shares granted under the plans, which is expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods is the six-month period commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There is no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares.

Under the ESPP, employees purchased 14,485 shares during 2015. Expense related to the ESPP totaled $0.1 million during 2015 and $0.0 million during 2014 and 2013.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Note 18 Warrants

The company had 725,750 and 830,750 outstanding warrants to purchase Company stock at December 31, 2015 and 2014, respectively. During 2015, the Company settled 105,000 warrants for $368 thousand cash and recognized a gain of $97 thousand. The warrants were granted to certain lead shareholders of the Company at the time of the Company’s initial capital raise (2009-2010), all with an exercise price of $20.00 per share. During December 2015, the company modified its remaining warrant agreements resulting in the reclassification of $3.1 million to additional paid-in capital included in the consolidated statements of financial condition as of December 31, 2015. The modified term of the warrants is for ten years and six months from the date of grant and the expiration dates of the warrants range from April 20, 2020 to September 23, 2020.

The fair value of the warrants was estimated to be $3.1 million, $3.3 million, and $6.3 million at December 31, 2015, 2014, and 2013, respectively. The fair value of the warrants was estimated using a Black-Scholes option pricing model utilizing the following assumptions at the indicated dates:

	December 2015 (modification date)	December 31, 2014	December 31, 2013
Risk-free interest rate	1.54 - 1.63%	1.67%	2.16%
Expected volatility	20.72 - 21.04%	24.18%	33.80%
Expected term (years)	4 - 5	5 - 6	6 - 7
Dividend yield	0.95 - 0.96%	1.03%	0.93%

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

The Company recorded an expense of $0.1 million in 2015, benefit of $3.0 million in 2014, and an expense of $0.8 million during 2013, respectively, in the consolidated statements of operations resulting from the change in fair value of the warrant liability or settlement.

Note 19 Common Stock

During 2015, the Company repurchased 8,645,836 shares for $175.0 million, including completion of a tender offer through which the Company repurchased a total of 4,651,163 shares for a total price of $100.7 million.

On January 21, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. This new program, as well as the remaining $6.1 million available under the February 11, 2015 authorization, provides a total $56.1 million of authorization.

The Company had 30,358,509 shares of Class A common stock and zero shares of Class B common stock outstanding as of December 31, 2015, and 38,017,179 shares of Class A common stock and 867,774 shares of Class B common stock outstanding as of December 31, 2014. During 2015, 482,045 Class B common shares were repurchased by the Company and 385,729 Class B common shares were converted to Class A common shares. Additionally, as of December 31, 2015 and 2014, the Company had 836,031 and 955,398 shares, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Note 20 Income Per Share

The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 17.

The Company had 30,358,509 and 38,884,953 shares outstanding (inclusive of Class A and B) as of December 31, 2015 and 2014, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted income per share because to do so would have been anti-dilutive for 2015, 2014, and 2013.

The following table illustrates the computation of basic and diluted income per share for 2015, 2014, and 2013:

	For the years ended December 31,
	2015	2014	2013
Net income	$4,881	$9,176	$6,927
Less: earnings allocated to participating securities	(53)	(38)	(17)
Earnings allocated to common shareholders	$4,828	$9,138	$6,910
Weighted average shares outstanding for basic earnings per common share	34,349,996	42,404,609	50,790,410
Dilutive effect of equity awards	9,321	16,405	34,012
Dilutive effect of warrants	4,170	—	—
Weighted average shares outstanding for diluted earnings per common share	34,363,487	42,421,014	50,824,422
Basic earnings per share	$0.14	$0.22	$0.14
Diluted earnings per share	$0.14	$0.22	$0.14

The Company had 2,596,251,  3,597,111, and 3,515,486 outstanding stock options to purchase common stock at weighted average exercise prices of $19.84,  $19.90, and $19.92 per share at December 31, 2015, 2014, and 2013, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, the Company had outstanding warrants to purchase the Company’s common stock totaling 725,750 and 830,750 as of December 31, 2015, and 2014, respectively. The warrants have an exercise price of $20.00, which was out-of-the-money for purposes of dilution calculations during 2014 and 2013. The Company had 836,031,  955,398, and 1,064,460 unvested restricted shares outstanding as of December 31, 2015, 2014, and 2013, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Note 21 Income Taxes

(a) Income taxes

Total income taxes for 2015, 2014, and 2013 were allocated as follows:

	For the years ended December 31,
	2015	2014	2013
Current expense:
U.S. federal	$3,536	$17,032	$5,058
State and local	311	1,909	486
Total	$3,847	$18,941	$5,544
Deferred benefit:
U.S. federal	$(710)	$(13,830)	$(1,278)
State and local	(93)	(1,946)	(316)
Total	(803)	(15,776)	(1,594)
Income tax expense	$3,044	$3,165	$3,950

(b) Tax Rate Reconciliation

Income tax expense attributable to income before taxes was $3.0 million, $3.2 million, and $4.0 million for 2015, 2014, and 2013, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	For the years ended December 31,
	2015	2014	2013
Income tax at federal statutory rate (35%)	$2,774	$4,319	$3,807
State income taxes, net of federal benefits	142	(24)	111
Tax-exempt loan interest income	(2,568)	(889)	(64)
Bank-owned life insurance income	(576)	(177)	—
Stock-based compensation	3,520	930	130
Warrant valuation	37	(1,034)	287
Bargain purchase gain	(367)	—	—
Other	82	40	(321)
Income tax expense	$3,044	$3,165	$3,950

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

(c) Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Excess tax basis of acquired loans over carrying value	$3,477	$6,787
Allowance for loan losses	10,315	6,707
Intangible assets	14,284	16,660
Other real estate owned	2,103	1,411
Accrued stock-based compensation	9,795	13,527
Accrued compensation	3,112	1,519
Capitalized start-up costs	5,076	5,576
Accrued expenses	2,550	1,917
Net deferred loan fees	1,191	997
Net operating loss	1,424	—
Federal tax credits	504	—
Other	1,354	549
Total deferred tax assets	$55,185	$55,650
Deferred tax liabilities:
FDIC indemnification asset net of clawback liability	$—	$(2,064)
Net unrealized gains on investment securities	(57)	(3,590)
Premises and equipment	(2,133)	(4,040)
Prepaid expenses	(362)	(450)
Total deferred tax liabilities	(2,552)	(10,144)
Net deferred tax asset	$52,633	$45,506

At December 31, 2015, the Company has federal and state net operating loss carryovers (NOLs) of $3.7 million and $4.8 million, respectively, which are available to offset future taxable income. The NOLs expire in varying amounts through 2035. The Company also has a capital loss carryover of $88 thousand that expires in 2019 and a minimum tax credit carryover of $33 thousand that does not expire. All of these tax attributes were obtained in the Pine River acquisition and are subject to annual limitations as a result of the ownership change.

In addition, the Company has minimum tax credit carryovers of $471 thousand, which do not expire. The minimum tax credits are available to reduce income tax obligations in future periods to the extent they exceed the calculated alternative minimum tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. For the years ended December 31, 2015 and 2014, management believes a valuation allowance on the deferred tax asset is not necessary based on the current and future projected earnings of the Company. The Company has no ASC 740-10 unrecognized tax benefits recorded as of December 31, 2015 and 2014 and does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. The Company and its subsidiary bank are subject to income tax by federal, state and local government taxing authorities. The Company’s tax returns for the years ended December 31, 2011 through 2015 remain subject to examination for U.S. federal income tax authorities. The years open to examination by state and local government authorities vary by jurisdiction. As of December 31, 2015, the Company was in an open IRS examination for the tax year 2012.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Certain stock-based compensation awards granted by the Company have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share prices of the Company's stock that is required for vesting range from $25.00 to $34.00 per share. The strike prices for options range from $18.09 to $22.10, with a large portion of the awards having strike prices of $20.00. Due to the Company's stock price, these stock-based compensation awards may expire unexercised or may be exercised at an intrinsic value that is less than the fair value recorded at the time of grant, and therefore, the related tax benefits may not be realizable in future periods. In this case, upon the expiration or exercise (or forfeiture in the case of the restricted stock with market-based vesting criteria) of these awards, any related remaining deferred tax asset would be written off through a charge to income tax expense. Certain awards granted to former executives expired or were exercised during 2015 and resulted in the write-off of the related deferred tax asset of $3.7 million. Of the $9.8 million deferred tax asset related to stock-based compensation at December 31, 2015, $7.9 million is associated with executive officers still employed by the Company.

Note 22 Derivatives

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of December 31, 2015 and 2014.

Information about the valuation methods used to measure fair value is provided in note 24.

		Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2015	2014	Location	2015	2014
Derivatives designated as hedging instruments
Interest rate products	Other assets	$388	$10	Other liabilities	$6,232	$3,206
Total derivatives designated as hedging instruments		$388	$10		$6,232	$3,206

Derivatives not designated as hedging instruments
Interest rate products	Other assets	$1,959	$1,418	Other liabilities	$2,083	$1,522
Total derivatives not designated as hedging instruments		$1,959	$1,418		$2,083	$1,522

Fair value hedges of interest rate risk

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2015, the Company had thirty-one interest rate swaps with a notional amount of $273.3 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. The Company had eleven outstanding interest rate swaps with a notional amount of $68.8 million that was designated as a fair value hedge as of December 31, 2014.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During 2015, the Company recognized a net loss of $198 thousand in non-interest income related to hedge ineffectiveness. During 2014, the Company recognized a net loss of $354 thousand in non-interest income related to hedge ineffectiveness.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2015, the Company had twenty matched interest rate swap transactions with an aggregate notional amount of $68.1 million related to this program. As of December 31, 2014, the Company had eleven matched interest rate swap transactions with an aggregate notional amount of $35.9 million related to this program.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations for 2015 and 2014:

	Location of gain or (loss)	Amount of gain or (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the years ended December 31,
hedging relationships	derivatives	2015	2014
Interest rate products	Other non-interest income	$(2,648)	$(3,325)
Total		$(2,648)	$(3,325)

	Location of gain or (loss)	Amount of gain or (loss) recognized in income on hedged items
	recognized in income on	For the years ended December 31,
Hedged items	hedged items	2015	2014
Interest rate products	Other non-interest income	$2,450	$2,971
Total		$2,450	$2,971

	Location of gain or (loss)	Amount of gain or (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the years ended December 31,
as hedging instruments	derivatives	2015	2014
Interest rate products	Other non-interest expense	$43	$(103)
Total		$43	$(103)

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

As of December 31, 2015, the termination value of derivatives in a net liability position related to these agreements was $9.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of December 31, 2015, the Company had posted $8.2 million in eligible collateral.

Note 23 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At December 31, 2015 and 2014, the Company had loan commitments totaling $627.2 million and $485.5 million, respectively, and standby letters of credit that totaled $9.8 million and $10.0 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Commitments to fund loans:
Residential	$3,053	$1,683
Commercial and commercial real estate	208,355	202,604
Construction and land development	44,282	35,814
Consumer	5,314	4,376
Credit card lines of credit	18,418	18,065
Unfunded commitments under lines of credit	347,822	222,950
Commercial and standby letters of credit	9,770	9,965
Total	$637,014	$495,457

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

December 31, 2015, 2014, and 2013

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During 2015 and 2014, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At December 31, 2015 and 2014, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At December 31, 2015, the Company’s level 2 securities included mortgage-backed securities comprised of residential mortgage pass-through securities and other residential mortgage-backed securities. At  December 31, 2014, the Company’s level 2 securities included asset backed securities, mortgage-backed securities comprised of residential mortgage pass-through securities, and other residential mortgage-backed securities. All other investment securities are classified as level 3.

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

Warrant liability—The Company measured the fair value of the warrant liability on a recurring basis using a Black-Scholes option pricing model through the modification date as described in Note 18. The Company’s shares became publicly traded on September 20, 2012 and prior to that, had limited private trading; therefore, expected volatility was estimated using a time-based weighted migration of the Company’s own stock price volatility coupled with the median historical volatility, for a period commensurate with the expected term of the warrants, of eight comparable companies with publicly traded shares, and is deemed a significant unobservable input to the valuation model, as such this liability was classified as level 3.

Clawback liability—Prior to the termination of the FDIC loss-share agreements in 2015, the Company periodically measured the net present value of expected future cash payments to be made by the Company to the FDIC. The expected cash flows were calculated in accordance with the loss-share agreements and were based primarily on the expected losses on the covered assets, which involve significant inputs that are not market observable, as such this liability was classified as level 3.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

The tables below present the financial instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014, on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$310,978	$—	$310,978
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	845,543	—	845,543
Other securities	—	—	725	725
Derivatives	—	2,347	—	2,347
Total assets at fair value	$—	$1,158,868	$725	$1,159,593
Liabilities:
Warrant liability	$—	$—	$—	$—
Clawback liability	—	—	—	—
Derivatives	$—	$8,315	$—	$8,315
Total liabilities at fair value	$—	$8,315	$—	$8,315

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$404,215	$—	$404,215
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	1,074,580	—	1,074,580
Other securities	—	—	419	419
Derivatives	—	1,428	—	1,428
Total assets at fair value	$—	$1,480,223	$419	$1,480,642
Liabilities:
Warrant liability	$—	$—	$3,328	$3,328
Clawback Liability	—	—	36,338	36,338
Derivatives	—	4,728	—	4,728
Total liabilities at fair value	$—	$4,728	$39,666	$44,394

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

The table below details the changes in level 3 financial instruments during 2015 and 2014:

	Other	Warrant	Clawback
	Securities	liability	liability
Balance at December 31, 2013	$419	$6,281	$32,465
Change in value	—	(2,953)	2,509
Amortization	—	—	1,364
Net change in Level 3	—	(2,953)	3,873
Balance at December 31, 2014	419	3,328	36,338
Change in value	—	106	1,242
Addition from business acquisition	306	—	—
Settlements	—	(368)	—
Warrant reclassification to equity	—	(3,066)	—
Amortization	—	—	1,131
Termination of FDIC agreement	—	—	(38,711)
Net change in Level 3	306	(3,328)	(36,338)
Balance at December 31, 2015	$725	$—	$—

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During 2015, the Company measured 11 loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $4.3 million at December 31, 2015. During 2015, the Company added specific reserves of $4.3 million for ten loans with carrying balances of $11.5 million at December 31, 2015. The Company also eliminated specific reserves of $0.2 million for four loans during 2015, primarily due to paydowns, charge offs, or transfers to OREO.

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

OREO is recorded at the lower of the cost basis or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $1.6 and $2.1 million of OREO impairments in the consolidated statements of operations during 2015 and 2014, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Premises and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often invoices obtaining third party appraisals from certified real estate appraisers. These fair value measurements are classified as level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The Company recognized $1.4 million of impairments in its consolidated statements of operations related to banking centers classified as held-for-sale during the year ended December 31, 2015.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis at December 31, 2015 and 2014:

	December 31, 2015
		Losses from fair
	Total	value changes
Other real estate owned	$20,814	$1,580
Impaired loans	37,363	1,424
Premises and equipment	2,101	1,411

	December 31, 2014
		Losses from fair
	Total	value changes
Other real estate owned	$29,120	$2,103
Impaired loans	32,091	552

The Company did not record any liabilities for which the fair value was made on a non-recurring basis during 2015 and 2014.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments classified as level 3 of the fair value hierarchy as of December 31, 2015. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO and premises and equipment. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved:

	Fair value at			Quantitative
	December 31, 2015	Valuation Technique	Unobservable Input	Measures
Other available-for-sale securities	$725	Cash investment in private equity fund, par value	Cash, par value
Impaired loans	37,363	Appraised value	Appraised values
			Discount rate	0% - 25%

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

The fair value of financial instruments at December 31, 2015 and 2014, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair value	December 31, 2015		December 31, 2014
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$166,092	$166,092	$256,979	$256,979
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	310,978	310,978	404,215	404,215
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	845,543	845,543	1,074,580	1,074,580
Other available-for-sale securities	Level 3	725	725	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	340,131	342,812	422,622	428,323
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	87,372	85,773	107,968	106,314
Non-marketable securities	Level 2	22,529	22,529	27,045	27,045
Loans receivable, net	Level 3	2,560,554	2,613,381	2,144,796	2,193,222
Loans held-for-sale	Level 2	13,292	13,292	5,146	5,146
Accrued interest receivable	Level 2	12,190	12,190	11,465	11,465
Derivatives	Level 2	2,347	2,347	1,428	1,428
LIABILITIES
Deposit transaction accounts	Level 2	2,646,794	2,646,794	2,409,137	2,409,137
Time deposits	Level 2	1,193,883	1,182,098	1,357,051	1,357,885
Securities sold under agreements to repurchase	Level 2	136,523	136,523	133,552	133,552
Federal Home Loan Bank advances	Level 2	40,000	40,919	40,000	40,465
Accrued interest payable	Level 2	4,319	4,319	3,608	3,608
Derivatives	Level 2	8,315	8,315	4,728	4,728

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

December 31, 2015, 2014, and 2013

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

Derivative assets and liabilities

Fair values for derivative assets and liabilities are fully described in note 22.

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

Note 26 Parent Company Only Financial Statements

Parent company only financial information for National Bank Holdings Corporation is summarized as follows:

Condensed Statements of Financial Condition

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$15,739	$123,144
Investment in subsidiaries	586,942	656,287
Other assets	15,415	19,121
Total assets	$618,096	$798,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$552	$3,977
Total liabilities	552	3,977
Stockholders’ equity	617,544	794,575
Total liabilities and stockholders’ equity	$618,096	$798,552

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Condensed Statements of Operations

	For the years ended December 31,
	2015	2014	2013
Interest income	$—	$2	$98
Undistributed equity from subsidiaries	(74,131)	11,712	(299,836)
Distributions from subsidiaries	86,000	—	313,000
Other income	1,048	—	3
Total income	12,917	11,714	13,265
Expenses
Salaries and benefits	3,349	3,572	4,861
Other expenses	3,597	751	4,521
Total expenses	6,946	4,323	9,382
Operating income	5,971	7,391	3,883
Income tax expense (benefit)	1,090	(1,785)	(3,044)
Net income	$4,881	$9,176	$6,927

Condensed Statements of Cash Flows

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$4,881	$9,176	$6,927
Undistributed equity from subsidiaries	(11,869)	(11,712)	299,836
Stock-based compensation expense	3,349	3,572	4,861
Other	2,611	(2,325)	(2,311)
Net cash (used in) provided by operating activities	(1,028)	(1,289)	309,313
Cash flows from investing activities:
Outlay for business combinations	(9,482)	—	—
Return of capital from investments in subsidiaries	86,000	—	—
Net cash provided by investing activities	76,518	—	—
Cash flows from financing activities:
Issuance of stock under purchase and equity compensation plans	(1,048)	(576)	(256)
Excess tax benefit on stock-based compensation	24	7	24
Reissuance of treasury stock in excess of cost basis	96	—	—
Proceeds from exercise of stock options	160	—	—
Settlement of warrants	(368)	—	—
Payment of dividends	(6,711)	(8,476)	(10,139)
Repurchase of shares	(175,048)	(119,370)	(146,736)
Net cash used in financing activities	(182,895)	(128,415)	(157,107)
Net (decrease) increase in cash and cash equivalents	(107,405)	(129,704)	152,206
Cash and cash equivalents at beginning of the year	123,144	252,848	100,642
Cash and cash equivalents at end of the year	$15,739	$123,144	$252,848

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Note 27 Quarterly Results of Operations (unaudited)

The following is a summary of quarterly results:

	December 31, 2015
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$43,492	$42,311	$42,517	$43,087	$171,407
Interest expense	3,563	3,629	3,662	3,608	14,462
Net interest income before provision for loan losses	39,929	38,682	38,855	39,479	156,945
Provision for loan losses	5,423	3,710	1,858	1,453	12,444
Net interest income after provision for loan losses	34,506	34,972	36,997	38,026	144,501
Non-interest income	15,419	3,761	2,747	(479)	21,448
Non-interest expense	42,230	38,677	40,393	36,724	158,024
Income (loss) before income taxes	7,695	56	(649)	823	7,925
Income tax expense (benefit)	4,355	(1,580)	692	(423)	3,044
Net income (loss)	$3,340	$1,636	$(1,341)	$1,246	$4,881
Income (loss) per share-basic	$0.11	$0.05	$(0.04)	$0.03	$0.14
Income (loss) per share-diluted	$0.11	$0.05	$(0.04)	$0.03	$0.14

	December 31, 2014
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$46,280	$45,492	$46,005	$46,885	$184,662
Interest expense	3,696	3,597	3,582	3,538	14,413
Net interest income before provision for loan losses	42,584	41,895	42,423	43,347	170,249
Provision for loan losses	1,265	1,515	1,660	1,769	6,209
Net interest income after provision for loan losses	41,319	40,380	40,763	41,578	164,040
Non-interest income	(5,117)	1,614	2,161	(354)	(1,696)
Non-interest expense	33,149	37,981	39,855	39,018	150,003
Income before income taxes	3,053	4,013	3,069	2,206	12,341
Income tax expense	774	676	940	775	3,165
Net income	$2,279	$3,337	$2,129	$1,431	$9,176
Income per share-basic	$0.06	$0.08	$0.05	$0.03	$0.22
Income per share-diluted	$0.06	$0.08	$0.05	$0.03	$0.22

	December 31, 2013
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$47,377	$49,522	$48,478	$50,098	$195,475
Interest expense	3,787	4,007	4,191	4,529	16,514
Net interest income before provision for loan losses	43,590	45,515	44,287	45,569	178,961
Provision for loan losses	772	437	1,670	1,417	4,296
Net interest income after provision for loan losses	42,818	45,078	42,617	44,152	174,665
Non-interest income	2,364	3,338	7,324	7,151	20,177
Non-interest expense	44,238	46,613	45,230	47,884	183,965
Income before income taxes	944	1,803	4,711	3,419	10,877
Income tax (benefit) expense	(56)	856	1,813	1,337	3,950
Net income	$1,000	$947	$2,898	$2,082	$6,927
Income per share-basic	$0.02	$0.02	$0.06	$0.04	$0.14
Income per share-diluted	$0.02	$0.02	$0.06	$0.04	$0.14

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

Note 28 Subsequent Event

On January 25, 2016, the Company announced the authorization of a new program to repurchase up to $50.0 million of the Company’s common stock from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission.

In February 2016, NBH Bank received approval from the Colorado Division of Banking and the Federal Reserve Bank of Kansas City to permanently reduce the Bank’s capital by $140.0 million. As a result, the Bank distributed $140.0 million cash to the Company in February 2016.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9A.CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2015. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2015, which report is included in this Item 9A below.

Changes in Internal Control Over Financial Reporting

During 2015, the Company completed a core system conversion. This system conversion resulted in changes to processes and controls as we migrated from the legacy system to the new core system. The system change was undertaken to enhance our operating platform, increase our product offerings and integrate systems and was not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting. Other than this item, there were no changes made in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Bank Holdings Corporation:

We have audited National Bank Holdings Corporation’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, National Bank Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

Denver, Colorado

February 29, 2016

Item 9B.OTHER INFORMATION.

None.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

The Company's Supplemental Code of Ethics for CEO and Senior Financial Officers, which applies to the CEO and, Chief Financial Officer (Principal Accounting Officer), is available at www.nationalbankholdings.com. Amendments to, and waivers of, the code of ethics are publicly disclosed as required by applicable law, regulation or rule.

Item 11.EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

(1)  Financial Statements:

(2)  Financial Statement Schedules:

All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 29, 2016, on its behalf by the undersigned, thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ G. Timothy Laney
G. Timothy Laney
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ G. TIMOTHY LANEY
G. Timothy Laney,
Chairman, President and Chief Executive Officer
(principal executive officer)

/s/ BRIAN F. LILLY
Brian F. Lilly,
Chief Financial Officer; Chief of M&A and Strategy
(principal financial officer and principal accounting officer)

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

4.2

Registration Rights Agreement, dated as of October 20, 2009, by and between NBH Holdings Corp. and FBR Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

4.3

Amendment No. 1, dated as of July 20, 2011, to the Registration Rights Agreement, dated as of October 20, 2009 by and between NBH Holdings Corp. and FBR Capital Markets, Inc. (incorporated herein by reference to Exhibit 4.3 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)

10.1

Form of Indemnification Agreement by and between NBH Holdings Corp. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.2

Employment Agreement, dated May 22, 2010, by and between G. Timothy Laney and NBH Holdings Corp. (incorporated herein by reference to Exhibit 10.1 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)^

10.3

First Amendment to Employment Agreement, dated November 17, 2015, by and between G. Timothy Laney and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on November 20, 2015)^

10.4

Separation and Consulting Agreement, dated November 17, 2015, by and between Thomas M. Metzger and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 20, 2015)^

10.5

Amended and Restated Employment Agreement, dated November 17, 2015, by and between Richard U. Newfield, Jr. and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.4 to our Form 8-K, filed on November 20, 2015)^

10.6

Employment Agreement, dated November 17, 2015, by and between Brian F. Lilly and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.3 to our Form 8-K, filed on November 20, 2015)^

10.7

Employment Agreement, dated November 17, 2015, by and between Zsolt K. Besskó and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.5 to our Form 8-K, filed on November 20, 2015)^

10.8	Senior Executive Bonus Plan (incorporated herein by reference to Exhibit 10.11 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on August 22, 2012)^

10.9	National Bank Holdings Corporation Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 30, 2015)^

10.10	NBH Holdings Corp. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)^

10.11	National Bank Holdings Corporation 2014 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 31, 2014)^

10.12	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award
Agreement (For Management) (filed herewith)^

10.13	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Management) (filed herewith)^

10.14	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Management) (filed herewith)^

10.15	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Market-Based Performance Award
Agreement (For Management) (filed herewith)^

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

^Indicates a management contract or compensatory plan.