Form 10-Q
period 2016-03-31
National Bank Holdings Corp
filed 2016-05-09
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, the registrant had outstanding 28,945,407 shares of Class A voting common stock, each with $0.01 par value per share, excluding 800,582 shares of restricted Class A common stock issued but not yet vested.

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

•

dependence on information technology and telecommunications systems of third party service providers and the risk of systems failures, interruptions or breaches of security, including those that could result in disclosure or misuse of confidential or proprietary client or other information;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$183,498	$155,985
Interest bearing bank deposits	10,126	10,107
Cash and cash equivalents	193,624	166,092
Investment securities available-for-sale (at fair value)	1,108,419	1,157,246
Investment securities held-to-maturity (fair value of $410,037 and $428,585 at March 31, 2016 and December 31, 2015, respectively)	404,578	427,503
Non-marketable securities	17,268	22,529
Loans	2,592,047	2,587,673
Allowance for loan losses	(37,166)	(27,119)
Loans, net	2,554,881	2,560,554
Loans held for sale	7,415	13,292
Other real estate owned	21,019	20,814
Premises and equipment, net	102,559	103,103
Goodwill	59,630	59,630
Intangible assets, net	11,059	12,429
Other assets	135,522	140,716
Total assets	$4,615,974	$4,683,908
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$805,442	$815,054
Interest bearing demand deposits	429,298	436,745
Savings and money market	1,422,257	1,394,995
Time deposits	1,182,684	1,193,883
Total deposits	3,839,681	3,840,677
Securities sold under agreements to repurchase	86,352	136,523
Federal Home Loan Bank advances	40,000	40,000
Other liabilities	46,018	49,164
Total liabilities	4,012,051	4,066,364
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 52,172,501 and 52,177,352 shares issued; 29,252,419 and 30,358,509 shares outstanding at March 31, 2016 and December 31, 2015, respectively	513	513
Additional paid-in capital	997,243	997,926
Retained earnings	37,409	38,670
Treasury stock of 22,010,745 and 20,982,812 shares at March 31, 2016 and December 31, 2015, respectively, at cost	(439,795)	(419,660)
Accumulated other comprehensive income, net of tax	8,553	95
Total shareholders’ equity	603,923	617,544
Total liabilities and shareholders’ equity	$4,615,974	$4,683,908

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended
	March 31,
	2016	2015
Interest and dividend income:
Interest and fees on loans	$32,956	$31,981
Interest and dividends on investment securities	8,235	10,572
Dividends on non-marketable securities	228	327
Interest on interest-bearing bank deposits	135	207
Total interest and dividend income	41,554	43,087
Interest expense:
Interest on deposits	3,310	3,399
Interest on borrowings	206	209
Total interest expense	3,516	3,608
Net interest income before provision for loan losses	38,038	39,479
Provision for loan losses	10,619	1,453
Net interest income after provision for loan losses	27,419	38,026
Non-interest income:
Service charges	3,260	3,327
Bank card fees	2,767	2,550
Gain on sale of mortgages, net	474	400
Bank-owned life insurance income	395	394
Other non-interest income	566	772
Gain on previously charged-off acquired loans	125	58
OREO related write-ups and other income	336	500
FDIC loss-sharing related	—	(8,480)
Total non-interest income	7,923	(479)
Non-interest expense:
Salaries and benefits	20,612	20,077
Occupancy and equipment	6,066	6,089
Telecommunications and data processing	1,641	3,062
Marketing and business development	426	1,009
FDIC deposit insurance	921	1,041
ATM/debit card expenses	913	757
Professional fees	456	1,120
Other non-interest expense	1,955	2,242
Problem asset workout	974	1,852
Gain on OREO sales, net	(432)	(1,471)
Intangible asset amortization	1,370	1,336
Gain from the change in fair value of warrant liability	—	(390)
Total non-interest expense	34,902	36,724
Income before income taxes	440	823
Income tax expense	189	(423)
Net income	$251	$1,246
Income per share—basic	$0.01	$0.03
Income per share—diluted	$0.01	$0.03
Weighted average number of common shares outstanding:
Basic	30,117,317	38,028,506
Diluted	30,118,303	38,028,612

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2016	2015
Net income	$251	$1,246
Other comprehensive income, net of tax:
Securities available-for-sale:
Net unrealized gains arising during the period, net of tax expense of $5,511 and $4,298 for the three months ended March 31, 2016 and 2015, respectively.	8,978	6,988
Less: amortization of net unrealized holding gains to income, net of tax benefit of $319 and $457 for the three months ended March 31, 2016 and 2015, respectively.	(520)	(742)
Other comprehensive income	8,458	6,246
Comprehensive income	$8,709	$7,492

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2016 and 2015

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income, net	Total
Balance, December 31, 2014	$512	$993,212	$40,528	$(245,516)	$5,839	$794,575
Net income	—	—	1,246	—	—	1,246
Stock-based compensation	—	665	—	—	—	665
Change in corporate tax benefit related to stock-based compensation	—	(3)	—	—	—	(3)
Repurchase of 2,087,166 shares	—	—	—	(38,145)	—	(38,145)
Dividends paid ($0.05 per share)	—	—	(1,908)	—	—	(1,908)
Other comprehensive income	—	—	—	—	6,246	6,246
Balance, March 31, 2015	$512	$993,874	$39,866	$(283,661)	$12,085	$762,676
Balance, December 31, 2015	$513	$997,926	$38,670	$(419,660)	$95	$617,544
Net income	—	—	251	—	—	251
Stock-based compensation	—	929	—	—	—	929
Issuance of stock under purchase and equity compensation plans, loss on reissuance of treasury stock of $41, net	—	(1,612)	—	1,806	—	194
Repurchase of 1,117,274 shares	—	—	—	(21,941)	—	(21,941)
Dividends paid ($0.05 per share)	—	—	(1,512)	—	—	(1,512)
Other comprehensive income	—	—	—	—	8,458	8,458
Balance, March 31, 2016	$513	$997,243	$37,409	$(439,795)	$8,553	$603,923

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$251	$1,246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	10,619	1,453
Depreciation and amortization	3,819	3,876
Current income tax receivable	2,747	(366)
Deferred income tax asset	2,641	4
Discount accretion, net of premium amortization on securities	1,448	1,049
Loan accretion	(10,766)	(13,204)
Net gain on sale of mortgage loans	(474)	(400)
Origination of loans held for sale, net of repayments	(18,790)	(17,634)
Proceeds from sales of loans held for sale	23,981	18,245
Bank-owned life insurance income	(395)	(394)
Amortization of indemnification asset	—	7,670
Gain on the sale of other real estate owned, net	(432)	(1,471)
Impairment on other real estate owned	69	470
Stock-based compensation	929	665
Decrease in due to FDIC, net	—	(4,198)
Increase in other assets	(5,631)	(2,025)
Decrease in other liabilities	(2,964)	(9,419)
Net cash provided by (used in) operating activities	7,052	(14,433)
Cash flows from investing activities:
Purchase of FHLB stock	(500)	(239)
Proceeds from redemption of FHLB stock	5,761	234
Proceeds from maturities of investment securities held-to-maturity	21,940	25,636
Proceeds from maturities of investment securities available-for-sale	63,314	76,182
Purchase of investment securities available-for-sale	(660)	—
Net increase in loans	(169)	(53,049)
Purchase of premises and equipment, net	(1,905)	(532)
Proceeds from sales of loans	6,675	11,702
Proceeds from sales of other real estate owned	632	7,202
Decrease in FDIC indemnification asset	—	3,558
Net cash provided by investing activities	95,088	70,694
Cash flows from financing activities:
Net (decrease) increase in deposits	(996)	66,274
(Decrease) increase in repurchase agreements	(50,171)	150,609
Issuance of stock under purchase and equity compensation plans	12	—
Excess tax expense on stock-based compensation	—	(3)
Payment of dividends	(1,512)	(1,871)
Repurchase of shares	(21,941)	(38,145)
Net cash (used in) provided by financing activities	(74,608)	176,864
Increase in cash and cash equivalents	27,532	233,125
Cash and cash equivalents at beginning of the year	166,092	256,979
Cash and cash equivalents at end of period	$193,624	$490,104
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$2,639	$3,412
Net tax refunds	$(8)	$(73)
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$474	$498
FDIC submissions transferred to other liabilities	$—	$(1,342)
Loans purchased but not settled	$667	$—

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in June 2009 with the intent to acquire and operate financial services franchises and other complementary businesses in targeted markets. The Company is headquartered immediately south of Denver, in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 90 banking centers located in Colorado, the greater Kansas City area and Texas, and through on-line and mobile banking products.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2015 and include the accounts of the Company and the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. During the first quarter of 2016, the Company updated the loan classifications in its allowance for loan losses model. Certain loan classifications within the consolidated financial statement disclosures have been updated to reflect this change. Refer to note 4 for further discussion. The prior period presentations have been reclassified to conform to the current period presentation. The results of operations for the interim period is not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of other real estate owned (“OREO”), the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the valuation of investment securities for other-than-temporary impairment (“OTTI”), the valuation of stock-based compensation, the fair values of financial instruments, the allowance for loan losses (“ALL”), and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from these estimates.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2015 and are contained in the Company's Annual Report on Form 10-K. There have not been any significant changes to the application of significant accounting policies since December 31, 2015.

For the three months ended March 31, 2015, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards codification (“ASC”) 740-270-30-18, “Income Taxes-Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believed that, at that time, the use of this discrete method was more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method was not reliable due to (1) the levels of tax-exempt income in relation to pre-tax income, (2) the impact of the warrant liability which is non-taxable and (3) the impact and variability of FDIC Indemnification amortization on pre-tax income. See further discussion in note 13.

Note 2 Recent Accounting Pronouncements

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

Improvements to Employee Share-Based Payment Accounting—In March 2016, the FASB issues ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluation the impact of the ASU’s adoption on the Company’s consolidated financial statements.

Leases—In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the update is permitted. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.5 billion at March 31, 2016 and were comprised of $1.1 billion of available-for-sale securities and $0.4 billion of held-to-maturity securities. At December 31, 2015, investment securities totaled $1.6 billion and were comprised of $1.2 billion of available-for-sale securities and $0.4 billion of held-to-maturity securities.

Available-for-sale

At March 31, 2016 and December 31, 2015, the Company held $1.1 billion and $1.2 billion of available-for-sale investment securities, respectively. Available-for-sale investment securities are summarized as follows as of the dates indicated:

	March 31, 2016
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$285,742	$7,580	$—	$293,322
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	817,376	4,657	(8,321)	813,712
Other securities	1,385	—	—	1,385
Total	$1,104,503	$12,237	$(8,321)	$1,108,419

	December 31, 2015
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$305,773	$5,721	$(516)	$310,978
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	861,321	3,638	(19,416)	845,543
Other securities	725	—	—	725
Total	$1,167,819	$9,359	$(19,932)	$1,157,246

At March 31, 2016 and December 31, 2015, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	$17,173	$(17)	$562,958	$(8,304)	$580,131	$(8,321)
Total	$17,173	$(17)	$562,958	$(8,304)	$580,131	$(8,321)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$109,182	$(516)	$—	$—	$109,182	$(516)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	67,527	(404)	575,954	(19,012)	643,481	(19,416)
Total	$176,709	$(920)	$575,954	$(19,012)	$752,663	$(19,932)

Management evaluated all of the available-for-sale securities in an unrealized loss position and concluded that no OTTI existed at March 31, 2016 or December 31, 2015. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at March 31, 2016 were caused by changes in interest rates. The portfolio included 53 securities, having an aggregate fair value of $580.1 million, which were in an unrealized loss position at March 31, 2016, compared to 66 securities, with a fair value of $752.7 million, at December 31, 2015. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $250.7 million at March 31, 2016 and $335.8 million at December 31, 2015. The decrease in pledged available-for-sale investment securities was primarily attributable to a decrease in average deposit account balances and client repurchase account balances during the three months ended March 31, 2016. Certain investment securities may also be pledged as collateral for the line of credit at the Federal Home Loan Bank ("FHLB") of Topeka; however, no investment securities were pledged for this purpose at March 31, 2016 or December 31, 2015.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.4 years as of March 31, 2016 and 3.6 years as of December 31, 2015. This estimate is based on assumptions and actual results may differ. Other securities of $1.0 million have a maturity date between November 2021 and December 2024. Other securities of $0.4 million have no stated contractual maturity date as of March 31, 2016.

Held-to-maturity

At March 31, 2016 and December 31, 2015, the Company held $404.6 million and $427.5 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$321,776	$5,765	$(4)	$327,537
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	82,802	380	(682)	82,500
Total investment securities held-to-maturity	$404,578	$6,145	$(686)	$410,037

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$340,131	$2,911	$(230)	$342,812
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	87,372	35	(1,634)	85,773
Total investment securities held-to-maturity	$427,503	$2,946	$(1,864)	$428,585

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$854	$(4)	$854	$(4)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	44,655	(682)	44,655	(682)
Total	$—	$—	$45,509	$(686)	$45,509	$(686)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$34,641	$(205)	$853	$(25)	$35,494	$(230)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	28,490	(180)	45,872	(1,454)	74,362	(1,634)
Total	$63,131	$(385)	$46,725	$(1,479)	$109,856	$(1,864)

The portfolio included 6 securities, having an aggregate fair value of $45.5 million, which were in an unrealized loss position at March 31, 2016, compared to 16 securities, with a fair value of $109.9 million, at December 31, 2015.

Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at March 31, 2016 or December 31, 2015. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at March 31, 2016 were caused by changes in interest rates. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $223.5 million and $156.5 million at March 31, 2016 and December 31, 2015, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of March 31, 2016 and December 31, 2015 was 3.4 years and 3.7 years, respectively. This estimate is based on assumptions and actual results may differ.

Note 4 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and loans not accounted for under this guidance, which includes our originated loans. The carrying value of loans is net of discounts, fees and costs on loans excluded from ASC 310-30 of $3.1 million and $8.1 million as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$49,628	$1,373,456	$1,423,084	54.9%
Commercial real estate non-owner occupied	108,003	338,312	446,315	17.2%
Residential real estate	20,037	674,348	694,385	26.8%
Consumer	1,839	26,424	28,263	1.1%
Total	$179,507	$2,412,540	$2,592,047	100.0%

	December 31, 2015
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$57,474	$1,369,946	$1,427,420	55.2%
Commercial real estate non-owner occupied	121,173	321,712	442,885	17.1%
Residential real estate	21,452	662,550	684,002	26.4%
Consumer	2,731	30,635	33,366	1.3%
Total	$202,830	$2,384,843	$2,587,673	100.0%

Loan delinquency for all loans is shown in the following tables at March 31, 2016 and December 31, 2015, respectively:

	Total Loans March 31, 2016
			Greater				Loans > 90
	30-59	60-89	than 90				days past
	days past	days past	days past	Total past		Total	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$2,511	$552	$2,546	$5,609	$903,295	$908,904	$129	$4,796
Owner occupied commercial real estate	48	—	442	490	192,246	192,736	—	951
Agriculture	—	—	1,238	1,238	138,478	139,716	—	1,854
Energy	6,300	—	5,745	12,045	120,055	132,100	—	32,193
Total Commercial	8,859	552	9,971	19,382	1,354,074	1,373,456	129	39,794
Commercial real estate non-owner occupied:
Construction	979	38	270	1,287	54,896	56,183	81	189
Acquisition/development	—	—	—	—	9,375	9,375	—	—
Multifamily	—	—	—	—	10,704	10,704	—	—
Non-owner occupied	382	—	574	956	261,094	262,050	—	617
Total commercial real estate	1,361	38	844	2,243	336,069	338,312	81	806
Residential real estate:
Senior lien	1,997	311	983	3,291	609,550	612,841	93	3,481
Junior lien	91	118	261	470	61,037	61,507	—	951
Total residential real estate	2,088	429	1,244	3,761	670,587	674,348	93	4,432
Consumer	166	2	9	177	26,247	26,424	8	52
Total loans excluded from ASC 310-30	$12,474	$1,021	$12,068	$25,563	$2,386,977	$2,412,540	$311	$45,084
Loans accounted for under ASC 310-30:
Commercial	$829	$137	$4,157	$5,123	$44,505	$49,628	$4,157	$—
Commercial real estate non-owner occupied	629	24,764	9,006	34,399	73,604	108,003	9,006	—
Residential real estate	984	164	60	1,208	18,829	20,037	60	—
Consumer	157	56	22	235	1,604	1,839	22	—
Total loans accounted for under ASC 310-30	$2,599	$25,121	$13,245	$40,965	$138,542	$179,507	$13,245	$—
Total loans	$15,073	$26,142	$25,313	$66,528	$2,525,519	$2,592,047	$13,556	$45,084

	Total Loans December 31, 2015
			Greater				Loans > 90
	30-59	60-89	than 90				days past
	days past	days past	days past	Total past		Total	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$2,252	$238	$49	$2,539	$890,350	$892,889	$—	$4,830
Owner occupied commercial real estate	370	111	66	547	184,072	184,619	—	1,273
Agriculture	441	58	1,222	1,721	143,837	145,558	—	1,984
Energy	23	5,781	—	5,804	141,076	146,880	—	12,008
Total Commercial	3,086	6,188	1,337	10,611	1,359,335	1,369,946	—	20,095
Commercial real estate non-owner occupied:
Construction	359	188	—	547	29,596	30,143	—	188
Acquisition/development	—	—	—	—	5,575	5,575	—	—
Multifamily	—	38	22	60	9,813	9,873	—	22
Non-owner occupied	2,340	182	968	3,490	272,631	276,121	—	1,013
Total commercial real estate	2,699	408	990	4,097	317,615	321,712	—	1,223
Residential real estate:
Senior lien	1,909	911	1,481	4,301	610,192	614,493	124	3,713
Junior lien	299	237	194	730	47,327	48,057	6	584
Total residential real estate	2,208	1,148	1,675	5,031	657,519	662,550	130	4,297
Consumer	239	26	38	303	30,332	30,635	36	32
Total loans excluded from ASC 310-30	$8,232	$7,770	$4,040	$20,042	$2,364,801	$2,384,843	$166	$25,647
Loans accounted for under ASC 310-30:
Commercial	$1,979	$55	$3,697	$5,731	$51,743	$57,474	$3,697	$—
Commercial real estate non-owner occupied	443	881	11,963	13,287	107,886	121,173	11,962	—
Residential real estate	411	104	97	612	20,840	21,452	97	—
Consumer	19	49	5	73	2,658	2,731	5	—
Total loans accounted for under ASC 310-30	$2,852	$1,089	$15,762	$19,703	$183,127	$202,830	$15,761	$—
Total loans	$11,084	$8,859	$19,802	$39,745	$2,547,928	$2,587,673	$15,927	$25,647

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

Total non-accrual loans excluded from the scope of ASC 310-30 totaled $45.1 million at March 31, 2016, increasing $19.4 million, or 75.8% from $25.6 million at December 31, 2015, respectively. The increase was primarily due to two loan relationships in the energy sector totaling $20.2 million at March 31, 2016, offset by other net decreases of $0.8 million at March 31, 2016. Total past due loans accounted for under ASC 310-30 totaled $41.0 million at March 31, 2016, increasing $21.3 million from $19.7 million at December 31, 2015. The increase was primarily due to one non-owner occupied commercial real estate client totaling $24.3 million at March 31, 2016, offset by successful workout progress in the portfolio.

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of March 31, 2016 and December 31, 2015, respectively:

	Total Loans March 31, 2016
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$877,100	$17,308	$11,660	$2,836	$908,904
Owner occupied commercial real estate	173,990	17,064	1,682	—	192,736
Agriculture	137,509	49	2,158	—	139,716
Energy	78,058	16,088	26,863	11,091	132,100
Total Commercial	1,266,657	50,509	42,363	13,927	1,373,456
Commercial real estate non-owner occupied:
Construction	50,989	4,620	574	—	56,183
Acquisition/development	6,519	2,856	—	—	9,375
Multifamily	10,704	—	—	—	10,704
Non-owner occupied	247,665	9,086	5,298	1	262,050
Total commercial real estate	315,877	16,562	5,872	1	338,312
Residential real estate:
Senior lien	607,700	267	4,874	—	612,841
Junior lien	59,570	224	1,713	—	61,507
Total residential real estate	667,270	491	6,587	—	674,348
Consumer	26,297	65	62	—	26,424
Total loans excluded from ASC 310-30	$2,276,101	$67,627	$54,884	$13,928	$2,412,540
Loans accounted for under ASC 310-30:
Commercial	$33,628	$474	$15,526	$—	$49,628
Commercial real estate non-owner occupied	47,203	350	56,681	3,769	108,003
Residential real estate	15,774	1,578	2,685	—	20,037
Consumer	1,560	85	194	—	1,839
Total loans accounted for under ASC 310-30	$98,165	$2,487	$75,086	$3,769	$179,507
Total loans	$2,374,266	$70,114	$129,970	$17,697	$2,592,047

	Total Loans December 31, 2015
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$865,840	$8,363	$16,769	$1,917	$892,889
Owner occupied commercial real estate	174,108	5,595	4,916	—	184,619
Agriculture	132,450	2,440	10,668	—	145,558
Energy	92,152	36,503	16,098	2,127	146,880
Total Commercial	1,264,550	52,901	48,451	4,044	1,369,946
Commercial real estate non owner-occupied:
Construction	24,686	4,882	575	—	30,143
Acquisition/development	5,066	509	—	—	5,575
Multifamily	9,851	—	22	—	9,873
Non-owner occupied	262,035	8,091	5,722	273	276,121
Total commercial real estate	301,638	13,482	6,319	273	321,712
Residential real estate:
Senior lien	609,196	349	4,921	27	614,493
Junior lien	46,437	252	1,368	—	48,057
Total residential real estate	655,633	601	6,289	27	662,550
Consumer	30,483	67	85	—	30,635
Total loans excluded from ASC 310-30	$2,252,304	$67,051	$61,144	$4,344	$2,384,843
Loans accounted for under ASC 310-30:
Commercial	$35,384	$787	$21,303	$—	$57,474
Commercial real estate non-owner occupied	49,817	352	67,235	3,769	121,173
Residential real estate	16,960	1,604	2,888	—	21,452
Consumer	2,296	94	341	—	2,731
Total loans accounted for under ASC 310-30	$104,457	$2,837	$91,767	$3,769	$202,830
Total loans	$2,356,761	$69,888	$152,911	$8,113	$2,587,673

The Company's energy sector substandard and doubtful loans excluded from ASC 310-30 totaled $38.0 million and $18.2 million at March 31, 2016 and December 31, 2015, respectively. The increase of $19.8 million was driven primarily by two loan relationships downgraded and placed on non-accrual during 2016. Non 310-30 special mention loans within the commercial and industrial, and owner occupied commercial real estate loan classes increased from December 31, 2015 largely due to downgrades of $12.4 million for 5 loan relationships and 1 loan relationship upgrade from doubtful of $4.8 million, during the three months ended March 31, 2016.

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status, loans in bankruptcy, and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At March 31, 2016, the Company measured $44.3 million of impaired loans based on the fair value of the collateral less selling costs and $2.4 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate. Impaired loans totaling $8.5 million that individually were less than $250 thousand each, were measured through the general ALL reserves due to their relatively small size. Impaired loans acquired from Pine River totaling $1.1 million were marked to fair value at the date of acquisition.

At March 31, 2016 and December 31, 2015, the Company’s recorded investments in impaired loans were $56.3 million and $37.4 million, respectively. The balance in impaired loans during the three months ended March 31, 2016, was primarily due to five relationships totaling $35.7 million that were deemed impaired during the period. Four of the relationships were in the energy sector and one of the relationships was in the commercial and industrial segment. All five relationships were on non-accrual status at March 31, 2016. Impaired loans had a collective related allowance for loan losses allocated to them of $14.0 million and $4.4 million at March 31, 2016 and December 31, 2015, respectively.

Additional information regarding impaired loans at March 31, 2016 and December 31, 2015 is set forth in the table below:

	Impaired Loans
	March 31, 2016			December 31, 2015
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,946	$4,945	$—	$4,997	$4,995	$—
Owner occupied commercial real estate	1,899	1,846	—	2,218	2,150	—
Agriculture	1,772	1,758	—	1,877	1,878	—
Energy	—	—	—	5,815	5,749	—
Total commercial	8,617	8,549	—	14,907	14,772	—
Commercial real estate non-owner occupied:
Construction	190	189	—	190	188	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	545	545	—	154	153	—
Total commercial real estate	735	734	—	344	341	—
Residential real estate:
Senior lien	1,375	1,367	—	947	941	—
Junior lien	290	287	—	113	112	—
Total residential real estate	1,665	1,654	—	1,060	1,052	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance recorded	$11,017	$10,937	$—	$16,311	$16,165	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$4,503	$4,469	$2,836	$4,537	$4,503	$1,918
Owner occupied commercial real estate	1,022	874	1	1,272	1,117	2
Agriculture	186	179	—	254	248	1
Energy	32,342	32,193	11,091	6,279	6,260	2,127
Total commercial	38,053	37,715	13,928	12,342	12,128	4,048
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	36	36	—	61	59	—
Non-owner occupied	828	824	2	1,642	1,630	274
Total commercial real estate	864	860	2	1,703	1,689	274
Residential real estate:
Senior lien	4,885	4,762	21	5,826	5,701	54
Junior lien	2,127	1,921	14	1,800	1,593	11
Total residential real estate	7,012	6,683	35	7,627	7,294	65
Consumer	62	62	1	86	86	1
Total impaired loans with a related allowance recorded	$45,991	$45,320	$13,966	$21,758	$21,198	$4,388
Total impaired loans	$57,008	$56,257	$13,966	$38,069	$37,363	$4,388

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For three months ended
	March 31, 2016		March 31, 2015
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,919	$68	$16,252	$176
Owner occupied commercial real estate	1,912	29	1,935	25
Agriculture	1,758	—	—	—
Energy	—	—	—	—
Total Commercial	8,589	97	18,187	201
Commercial real estate non-owner occupied:
Construction	189	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	719	—	—	—
Total commercial real estate	908	—	—	—
Residential real estate:
Senior lien	1,376	4	319	—
Junior lien	289	—	—	—
Total residential real estate	1,665	4	319	—
Consumer	—	—	—	—
Total impaired loans with no related allowance recorded	$11,162	$101	$18,506	$201
With a related allowance recorded:
Commercial:
Commercial and industrial	$4,479	$—	$1,544	$—
Owner occupied commercial real estate	889	4	986	7
Agriculture	180	1	583	—
Energy	32,068	—	—	—
Total Commercial	37,616	5	3,113	7
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	36	—	40	—
Non-owner occupied	833	15	1,045	13
Total commercial real estate	869	15	1,085	13
Residential real estate:
Senior lien	4,799	19	6,598	27
Junior lien	1,937	13	1,539	14
Total residential real estate	6,736	32	8,137	41
Consumer	64	—	235	—
Total impaired loans with a related allowance recorded	$45,285	$52	$12,570	$61
Total impaired loans	$56,447	$153	$31,076	$262

Interest income recognized on impaired loans noted in the table above, primarily represents interest earned on accruing troubled debt restructurings. Interest income recognized on impaired loans using the cash-basis method of accounting during the three months ended March 31, 2016 and 2015 was immaterial.

Troubled debt restructurings

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR. At March 31, 2016 and December 31, 2015, the Company had $5.3 million and $8.4 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment.

Non-accruing TDRs at March 31, 2016 and December 31, 2015 totaled $18.3 million and $17.8 million, respectively.

During the three months ended March 31, 2016, the Company restructured three loans with a recorded investment of $432 thousand to facilitate repayment. Substantially all of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The table below provides additional information related to accruing TDRs at March 31, 2016 and December 31, 2015:

	Accruing TDRs
	March 31, 2016
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$2,592	$2,640	$2,626	$—
Commercial real estate non-owner occupied	377	380	378	—
Residential real estate	2,299	2,312	2,303	2
Consumer	10	11	10	—
Total	$5,278	$5,343	$5,317	$2

	Accruing TDRs
	December 31, 2015
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$5,874	$5,951	$5,918	$163
Commercial real estate non-owner occupied	388	394	389	—
Residential real estate	2,162	2,234	2,166	2
Consumer	12	15	12	—
Total	$8,436	$8,594	$8,485	$165

The following table summarizes the Company’s carrying value of non-accrual TDRs as of March 31, 2016 and December 31, 2015:

	Non - Accruing TDRs
	March 31, 2016	December 31, 2015
Commercial	$16,986	$16,297
Commercial real estate non-owner occupied	545	816
Residential real estate	748	678
Consumer	24	2
Total	$18,303	$17,793

Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had five TDRs that were modified within the past 12 months and had defaulted on their restructured terms during the three months ended March 31, 2016. The defaulted TDRs consisted of two energy sector loans totaling $12.0 million, two commercial and industrial loans totaling $4.4 million, and one commercial real estate non-owner occupied loan totaling $0.6 million.

During the three months ended March 31, 2015, the Company had no TDRs that had been modified within the past 12 months that defaulted on their restructured terms.

Loans accounted for under ASC Topic 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Accretable yield beginning balance	$84,194	$113,463
Reclassification from non-accretable difference	3,184	11,186
Reclassification to non-accretable difference	(2,077)	(1,137)
Accretion	(10,294)	(12,694)
Accretable yield ending balance	$75,007	$110,818

Below is the composition of the net book value for loans accounted for under ASC 310-30 at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Contractual cash flows	$594,227	$627,843
Non-accretable difference	(339,713)	(340,819)
Accretable yield	(75,007)	(84,194)
Loans accounted for under ASC 310-30	$179,507	$202,830

Note 5 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$17,261	$4,166	$5,281	$411	$27,119
Non 310-30 beginning balance	16,473	3,939	5,245	385	26,042
Charge-offs	(106)	(276)	(57)	(220)	(659)
Recoveries	9	9	7	62	87
Provision (recoupment)	12,234	131	(906)	22	11,481
Non 310-30 ending balance	28,610	3,803	4,289	249	36,951
ASC 310-30 beginning balance	788	227	36	26	1,077
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
(Recoupment) provision	(714)	(169)	—	21	(862)
ASC 310-30 ending balance	74	58	36	47	215
Ending balance	$28,684	$3,861	$4,325	$296	$37,166
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$13,929	$3	$35	$1	$13,968
Non 310-30 loans collectively evaluated for impairment	14,681	3,800	4,254	248	22,983
ASC 310-30 loans	74	58	36	47	215
Total ending allowance balance	$28,684	$3,861	$4,325	$296	$37,166
Loans:
Non 310-30 individually evaluated for impairment	$45,938	$1,405	$7,335	$62	$54,740
Non 310-30 collectively evaluated for impairment	1,327,518	336,907	667,013	26,362	2,357,800
ASC 310-30 loans	49,628	108,003	20,037	1,839	179,507
Total loans	$1,423,084	$446,315	$694,385	$28,263	$2,592,047

	Three months ended March 31, 2015
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$10,384	$3,042	$3,771	$416	$17,613
Non 310-30 beginning balance	9,916	2,820	3,743	413	16,892
Charge-offs	(50)	(2)	(82)	(208)	(342)
Recoveries	21	15	30	83	149
Provision (recoupment)	1,406	(147)	96	48	1,403
Non 310-30 ending balance	11,293	2,686	3,787	336	18,102
ASC 310-30 beginning balance	468	222	28	3	721
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision (recoupment)	152	(85)	(28)	11	50
ASC 310-30 ending balance	620	137	—	14	771
Ending balance	$11,913	$2,823	$3,787	$350	$18,873
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$730	$9	$203	$2	$944
Non 310-30 loans collectively evaluated for impairment	10,563	2,677	3,584	334	17,158
ASC 310-30 loans	620	137	—	14	771
Total ending allowance balance	$11,913	$2,823	$3,787	$350	$18,873
Loans:
Non 310-30 individually evaluated for impairment	$21,201	$1,076	$8,390	$231	$30,898
Non 310-30 collectively evaluated for impairment	1,058,323	254,565	594,514	28,115	1,935,517
ASC 310-30 loans	77,077	135,213	33,158	4,406	249,854
Total loans	$1,156,601	$390,854	$636,062	$32,752	$2,216,269

In evaluating the loan portfolio for an appropriate ALL level, non-impaired loans that were not accounted for under ASC 310-30 were grouped into segments based on broad characteristics such as primary use and underlying collateral. Within the segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics for purposes of applying loss ratios and determining applicable subjective adjustments to the ALL. The application of subjective adjustments was based upon qualitative risk factors, including economic trends and conditions, industry conditions, asset quality, loss trends, lending management, portfolio growth and loan review/internal audit results. During the first quarter of 2016, the Company updated the loan classifications in its allowance for loan losses model to include owner occupied commercial real estate and agriculture within the commercial loan segment and present energy as its own loan class within the commercial segment. The prior year presentation has been reclassified to conform to the current year presentation.

The Company had $0.6 million net charge-offs of non 310-30 loans during the three months ended March 31, 2016. Credit quality remained at acceptable levels within the non 310-30 loan portfolio during the three months ended March 31, 2016, with the exception of the energy sector portfolio. Management's evaluation resulted in a provision for loan losses on the non 310-30 loans of $11.5 million during the three months ended March 31, 2016. The increase in provision was driven by increased reserves against the energy sector portfolio of $10.7 million, including increased specific reserves of $9.1 million on four impaired loans.

During the three months ended March 31, 2016, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement resulted in a recoupment of $862 thousand for the three months ended March 31, 2016, which was comprised primarily of a recoupment of $714 thousand in the commercial segment and a recoupment of $169 thousand in the non-owner occupied commercial real estate segment for the three months ended March 31, 2016.

The Company had $0.2 million net charge offs of non ASC 310-30 loans during the three months ended March 31, 2015. Strong credit quality trends in the non 310-30 loan portfolio continued during the three months ended March 31, 2015, and management’s evaluation resulted in a provision for loan losses on the non 310-30 loans of $1.4 million.

During the three months ended March 31, 2015, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in a net provision of $50 thousand for the three months ended March 31, 2015, which were comprised primarily of provision of $152 thousand in the commercial segment and recoupment of previous valuation allowances of $85 thousand in the non-owner occupied commercial real estate segment, respectively, during the three months ended March 31, 2015.

Note 6 Other Real Estate Owned

A summary of the activity in the OREO balances during the three months ended March 31, 2016 and 2015 is as follows:

	For the three months ended March 31,
	2016	2015
Beginning balance	$20,814	$29,120
Transfers from loan portfolio, at fair value	474	498
Impairments	(69)	(470)
Sales	(632)	(7,202)
Gain on sale of OREO, net	432	1,471
Ending balance	$21,019	$23,417

At March 31, 2016 and December 31, 2015, OREO balances excluded $1.6 million and $5.5 million, respectively, of the Company’s minority interests in OREO, which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests.

Note 7 Borrowings

As a member of the FHLB of Topeka, the Bank has access to term financing from the FHLB. These borrowings are secured under an advance, pledge and securities agreement, which includes primarily mortgage-backed securities. Total advances at both March 31, 2016 and December 31, 2015 were $40.0 million. All of the outstanding advances have fixed interest rates. Interest expense related to FHLB advances totaled $166 thousand for the three months ended March 31, 2016. More information about FHLB advances at March 31, 2016 is detailed in the table below:

Maturity Year	March 31, 2016 Balance	Rate
2016	$ 15,000	0.84%
2018	$ 10,000	1.81%
2020	$ 15,000	2.33%

Note 8 Regulatory Capital

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

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at March 31, 2016, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

In February 2016, the Bank received approval from the Colorado Division of Banking and the Federal Reserve Bank of Kansas City to permanently reduce the Bank's capital by $140.0 million. As a result, the Bank distributed $140.0 million cash to the Company in February 2016.

At March 31, 2016 and December 31, 2015, the Bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action or other regulatory requirements, as is detailed in the table below:

	March 31, 2016
					Required to be
			Required to be		considered
			considered well		adequately
	Actual		capitalized		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.6%	$527,307	5.0%	$205,471	4.0%	$182,641
NBH Bank	8.4%	380,444	5.0%	204,770	4.0%	182,018
Common equity tier 1 risk-based capital:
Consolidated	17.1%	$527,307	6.5%	$296,792	4.5%	$205,471
NBH Bank	12.4%	380,444	6.5%	295,779	4.5%	204,770
Tier 1 risk-based capital ratio:
Consolidated	17.1%	$527,307	8.0%	$247,075	6.0%	$185,306
NBH Bank	12.4%	380,444	8.0%	245,832	6.0%	184,374
Total risk-based capital ratio:
Consolidated	18.3%	$565,433	10.0%	$308,844	8.0%	$247,075
NBH Bank	13.6%	418,570	10.0%	307,290	8.0%	245,832

	December 31, 2015
					Required to be
			Required to be		considered
			considered well		adequately
	Actual		capitalized		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.8%	$550,368	N/A	N/A	4.0%	$187,325
NBH Bank	11.2%	519,766	5.0%	$464,078	4.0%	185,631
Common equity tier 1 risk-based capital:
Consolidated	17.5%	$550,368	6.5%	$304,403	4.5%	$210,741
NBH Bank	16.6%	519,766	6.5%	301,651	4.5%	208,835
Tier 1 risk-based capital ratio:
Consolidated	17.5%	$550,368	8.0%	$252,134	6.0%	$189,101
NBH Bank	16.6%	519,766	8.0%	344,989	6.0%	188,176
Total risk-based capital ratio:
Consolidated	18.4%	$578,448	10.0%	$315,168	8.0%	$252,134
NBH Bank	17.5%	547,846	10.0%	376,352	8.0%	250,901

Note 9 Stock-based Compensation and Benefits

The Company provides stock-based compensation in accordance with shareholder-approved plans. During the second quarter of 2014, shareholders approved the 2014 Omnibus Incentive Plan (the "2014 Plan"). The 2014 Plan replaces the NBH Holdings Corp. 2009 Equity Incentive Plan (the "Prior Plan"), pursuant to which the Company granted equity awards prior to the approval of the 2014 Plan. Pursuant to the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of stock options, stock appreciation rights, restricted stock, performance stock units, market-based stock units, other stock-based awards, or any combination thereof to eligible persons.

As of March 31, 2016, the aggregate number of shares of Class A common stock available for issuance under the 2014 Plan is 5,022,681 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders.

To date, the Company has issued stock options, restricted stock, and performance stock units under the plans. The Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.

Stock options

The Company issued stock options in accordance with the 2014 Plan during the three months ended March 31, 2016. The options granted during the three months ended March 31, 2016 are time-vesting with 1/3 vesting on each of the first, second, and third anniversary of the date of grant or date of hire.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest on a graded basis over 1-4 years of continuous service and have 7-10 year contractual terms.

The following table summarizes stock option activity for the three months ended March 31, 2016:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term in	Intrinsic
	Options	Price	Years	Value
Outstanding at December 31, 2015	2,596,251	$19.84	4.77	$3,968
Granted	158,658	19.56
Forfeited	(6,508)	18.86
Surrendered	(34,353)	20.56
Exercised	(780)	20.56
Expired	(1,166)	19.38
Outstanding at March 31, 2016	2,712,102	$19.81	4.89	$1,535
Options exercisable at March 31, 2016	2,223,179	$19.98	3.96	$592
Options expected to vest	506,784	$19.23	8.24	$1,448

Stock option expense is included in salaries and benefits in the consolidated statements of operations and totaled $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.4 years.

Restricted stock awards

During the three months ended March 31, 2016, the Company granted restricted stock awards in accordance with the 2014 Plan totaling 51,902 shares. The restricted stock awards vest over a three-year period. The fair value of restricted stock awards is determined based on the closing stock price of Company common shares on the grant date. The weighted-average grant date fair value of the restricted stock awards granted was $19.56 per share. As of March 31, 2016, the total unrecognized compensation cost related to non-vested awards totaled $2.6 million, and is expected to be recognized over a weighted average period of approximately 2.3 years.

Market-based stock awards

During the three months ended March 31, 2016, the Company granted market-based stock awards of 26,594 shares in accordance with the 2014 Plan. These shares have a five-year performance period. The restricted stock shares vest upon the later of the Company’s stock price achieving an established price goal during the performance period, and the third anniversary of the date of grant. The fair value of these awards was determined using a Monte Carlo Simulation at grant date. The grant date fair value of these awards was $11.28. As of March 31, 2016, the total unrecognized compensation cost related to non-vested awards totaled $0.3 million, and is expected to be recognized over a weighted average period of approximately 2.9 years.

Performance stock units

During the three months ended March 31, 2016, the Company granted 91,342 performance stock units in accordance with the 2014 Plan. These performance stock units granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period. The actual number of shares to be awarded at the end of the performance period will range between 0% and 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. The Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit of the EPS target portion and the TSR target portion was $19.56 and $16.52, respectively. As of March 31, 2016, the total unrecognized compensation cost related to non-vested units totaled $1.3 million, and is expected to be recognized over a weighted average period of approximately 2.9 years.

The following table summarizes restricted stock and performance stock activity for the three months ended March 31, 2016:

		Weighted		Weighted
	Restricted	Average Grant-	Performance	Average Grant-
	Shares	Date Fair Value	Stock Units	Date Fair Value
Unvested at December 31, 2015	836,031	$15.42	—	$—
Vested	(113)	18.48	—	—
Granted	78,496	16.75	91,342	18.22
Forfeited	(5,012)	18.91	(404)	18.22
Surrendered	(65)	18.48	—	—
Unvested at March 31, 2016	909,337	$15.51	90,938	$18.22

Expense related to non-vested restricted awards and units totaled $0.7 million and $0.5 million during the three months ended March 31, 2016 and 2015, respectively, and is included in salaries and benefits in the consolidated statements of operations.

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

Under the ESPP, employees purchased 10,458 shares during the first quarter of 2016. There were 375,057 shares available for issuance under the ESPP at March 31, 2016. Expense related to the ESPP totaled $0.1 million and $0.0 million during the three months ended March 31, 2016, and 2015, respectively.

Note 10 Warrants

The Company had 725,750 outstanding warrants to purchase Company stock as of March 31, 2016 and December 31, 2015, respectively. The warrants were granted to certain lead shareholders of the Company at the time of the Company’s initial capital raise (2009-2010), all with an exercise price of $20.00 per share. During December 2015, the company modified its remaining warrant agreements resulting in the reclassification of $3.1 million to additional paid-in capital included in the consolidated statements of financial condition as of March 31, 2016. The modified term of the warrants is for ten years and six months from the date of grant and the expiration dates of the warrants range from April 20, 2020 to September 23, 2020.

Prior to the warrants reclassification to additional paid-in-capital during the fourth quarter of 2015, the warrants were revalued each reporting period. The Company recorded a benefit of $0.4 million for the three months ended March 31, 2015 in the consolidated statements of operations, resulting from the change in fair value of the warrant liability.

Note 11 Common Stock

On January 21, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. This new program provides a total $34.2 million of remaining authorization as of March 31, 2016.

The Company had 29,252,419 shares of Class A common stock outstanding as of March 31, 2016, and 30,358,509 shares of Class A common stock outstanding as of December 31, 2015. Additionally, as of March 31, 2016 and December 31, 2015, the Company had 909,337 and 836,031 shares, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

Note 12 Income Per Share

The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 9.

The Company had 29,252,419 and 36,797,787 shares outstanding (inclusive of Class A and B) as of March 31, 2016 and 2015, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 2016 and 2015.

The following table illustrates the computation of basic and diluted income per share for the three months ended March 31, 2016 and 2015:

	For the three months ended
	March 31, 2016	March 31, 2015
Net income	$251	$1,246
Less: earnings allocated to participating securities	(14)	(10)
Earnings allocated to common shareholders	$237	$1,236
Weighted average shares outstanding for basic earnings per common share	30,117,317	38,028,506
Dilutive effect of equity awards	986	106
Weighted average shares outstanding for diluted earnings per common share	30,118,303	38,028,612
Basic earnings per share	$0.01	$0.03
Diluted earnings per share	$0.01	$0.03

The Company had 2,712,102 and 3,582,127 outstanding stock options to purchase common stock at weighted average exercise prices of $19.81 and $19.90 per share at March 31, 2016 and 2015, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, the Company had outstanding warrants to purchase shares of the Company’s common stock totaling 725,750 and 830,750 as of March 31, 2016 and 2015, respectively. The warrants have an exercise price of $20.00, which was out-of-the-money for purposes of dilution calculations during the three months ended March 31, 2016 and 2015, respectively. The Company had 1,000,275 and 953,937 unvested restricted shares and units issued as of March 31, 2016 and 2015, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 13 Income Taxes

The income tax rate for the three months ended March 31, 2016 and 2015 was an expense of 43.0% and a benefit of 51.4%, respectively. The March 31, 2016 rate was calculated based on a full year forecast method. The quarterly tax rate differs from the federal statutory rate primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. The rate increased for the quarter due to a write off of deferred tax assets associated with stock compensation.

The tax rate for the three month ended March 31, 2016 is higher than the three months ended March 31, 2015 as the Company moved from recording income tax expense on a discrete quarter basis in 2015 to a full year forecast method in 2016. Both periods included income from tax-exempt lending and tax-exempt bank-owned life insurance which exceeded the amount of pre-tax income.

Note 14 Derivatives

Risk management objective of using derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company has established policies that neither carrying value nor fair value at risk should exceed established guidelines. The Company has designed strategies to confine these risks within the established limits and identify appropriate trade-offs in the financial structure of its balance sheet. These strategies include the use of derivative financial instruments to help achieve the desired balance sheet repricing structure while meeting the desired objectives of its clients. Currently, the Company employs certain interest rate swaps that are designated as fair value hedges as well as economic hedges. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Fair values of derivative instrument of the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of March 31, 2016 and December 31, 2015.

Information about the valuation methods used to measure fair value is provided in note 16 of the consolidated financial statements.

		Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2016	2015	Location	2016	2015
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	$388	Other liabilities	$16,745	$6,232
Total derivatives designated as hedging instruments		$—	$388		$16,745	$6,232

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$3,546	$1,959	Other liabilities	$3,766	$2,083
Total derivatives not designated as hedging instruments		$3,546	$1,959		$3,766	$2,083

Fair value hedges of interest rate risk

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2016, the Company had thirty-three interest rate swaps with a notional amount of $287.6 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. The Company had thirty-one outstanding interest rate swaps with a notional amount of $273.3 million that were designated as fair value hedges of interest rate risk associated with Company’s fixed-rate loans as of December 31, 2015.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2016 and 2015, the Company recognized a net loss of $662 thousand and $140 thousand, respectively, in non-interest income related to hedge ineffectiveness.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2016, the Company had twenty-two matched interest rate swap transactions with an aggregate notional amount of $71.5 million related to this program. As of December 31, 2015, the Company had twenty matched interest rate swap transactions with an aggregate notional amount of $68.1 million related to this program.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2016 and 2015:

	Location of loss	Amount of loss recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended March 31,
hedging relationships	derivatives	2016	2015
Interest rate products	Other non-interest income	$(10,901)	$(2,152)
Total		$(10,901)	$(2,152)

	Location of gain	Amount of gain recognized in income on hedged items
	recognized in income on	For the three months ended March 31,
Hedged items	hedged items	2016	2015
Interest rate products	Other non-interest income	$10,239	$2,013
Total		$10,239	$2,013

	Location of loss	Amount of loss recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended March 31,
as hedging instruments	derivatives	2016	2015
Interest rate products	Other non-interest expense	$(93)	$(39)
Total		$(93)	$(39)

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

As of March 31, 2016 and December 31, 2015, the termination value of derivatives in a net liability position related to these agreements was $22.5 million and $9.0 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of March 31, 2016 and December 31, 2015, the Company had posted $21.8 million and $8.2 million, respectively, in eligible collateral.

Note 15 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At March 31, 2016 and December 31, 2015, the Company had loan commitments totaling $556.5 million and $627.2 million, respectively, and standby letters of credit that totaled $10.1 million and $9.8 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Commitments to fund loans	$149,598	$261,004
Credit card lines of credit	—	18,418
Unfunded commitments under lines of credit	406,928	347,822
Commercial and standby letters of credit	10,061	9,770
Total	$566,587	$637,014

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

Credit card lines of credit—The Company extends lines of credit to clients through the use of credit cards issued by the Bank. These lines of credit represent the maximum amounts allowed to be funded, many of which will not exhaust the established limits, and as such, these amounts are not necessarily representations of future cash requirements or credit exposure. During the first quarter of 2016, we sold our credit card lines of credit and entered into a joint marketing agreement with an unrelated third-party. As a result of this action, the Company will be able to better provide small business and consumers with access to a more competitive suite of products and services that allow us more opportunity to deepen relationships with our clients and generate additional revenue. Under this agreement the Company will share in interchange fee income and receive a referral fee for each new client account.

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the three months ended March 31, 2016, and the year ended December, 31, 2015, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At March 31, 2016 and December 31, 2015, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At March 31, 2016 and December 31, 2015, the Company’s level 2 securities included mortgage-backed securities comprised of residential mortgage pass-through securities, and other residential mortgage-backed securities. All other investment securities are classified as level 3.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$293,322	$—	$293,322
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	813,712	—	813,712
Other securities	—	—	1,385	1,385
Derivatives	—	3,546	—	3,546
Total assets at fair value	$—	$1,110,580	$1,385	$1,111,965
Liabilities:
Derivatives	—	20,511	—	20,511
Total liabilities at fair value	$—	$20,511	$—	$20,511

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$310,978	$—	$310,978
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	845,543	—	845,543
Other securities	—	—	725	725
Derivatives	—	2,347	—	2,347
Total assets at fair value	$—	$1,158,868	$725	$1,159,593
Liabilities:
Derivatives	—	8,315	—	8,315
Total liabilities at fair value	$—	$8,315	$—	$8,315

The table below details the changes in level 3 financial instruments during the three months ended March 31, 2016 and March 31, 2015:

Other
Securities
Balance at December 31, 2014	$419
Net change in Level 3	—
Balance at March 31, 2015	$419
Balance at December 31, 2015	725
Purchases	660
Net change in Level 3	660
Balance at March 31, 2016	$1,385

Fair Value Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During the three months ended March 31, 2016, the Company measured seven loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $14.1 million at March 31, 2016. During the three months ended March 31, 2016, the Company added specific reserves of $10.0 million for six loans with carrying balances of $36.6 million at March 31, 2016. The Company also decreased specific reserves of $293 thousand for three loans during the three months ended March 31, 2016.

The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.

OREO is recorded at the lower of the cost basis or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $0.1 million and $0.5 million of OREO impairments in its consolidated statements of operations during the three months ended March 31, 2016 and 2015, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the three months ended March 31, 2016 and 2015:

	March 31, 2016
	Total	Losses from fair value changes
Other real estate owned	$21,019	$69
Impaired loans	56,257	502

	March 31, 2015
	Total	Losses from fair value changes
Other real estate owned	$23,417	$470
Impaired loans	30,898	146

The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the three months ended March 31, 2016.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of March 31, 2016. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO and premise and equipment. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved:

	Fair value at
	March 31, 2016	Valuation Technique	Unobservable Input	Qualitative Measures
Other available-for-sale securities	$1,385	Par value	Par value
Impaired loans	56,257	Appraised value	Appraised values
			Discount rate	0% - 25%

Note 17 Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The fair value of financial instruments at March 31, 2016 and December 31, 2015, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair value	March 31, 2016		December 31, 2015
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$193,624	$193,624	$166,092	$166,092
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	293,322	293,322	310,978	310,978
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	813,712	813,712	845,543	845,543
Other available-for-sale securities	Level 3	1,385	1,385	725	725
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	321,776	327,537	340,131	342,812
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	82,802	82,500	87,372	85,773
Non-marketable securities	Level 2	17,268	17,268	22,529	22,529
Loans receivable, net	Level 3	2,592,047	2,642,586	2,560,554	2,613,381
Loans held-for-sale	Level 2	7,415	7,415	13,292	13,292
Accrued interest receivable	Level 2	12,984	12,984	12,190	12,190
Derivatives	Level 2	3,546	3,546	2,347	2,347
LIABILITIES
Deposit transaction accounts	Level 2	2,657,074	2,657,074	2,646,794	2,646,794
Time deposits	Level 2	1,182,684	1,183,340	1,193,883	1,182,098
Securities sold under agreements to repurchase	Level 2	86,352	86,352	136,523	136,523
Federal Home Loan Bank advances	Level 2	40,000	41,057	40,000	40,919
Accrued interest payable	Level 2	5,196	5,196	4,319	4,319
Derivatives	Level 2	20,511	20,511	8,315	8,315

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

Derivative assets and liabilities

Fair values for derivative assets and liabilities are fully described in note 16 of the consolidated financial statements.

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

Note 18 Subsequent Event

During April 2016, the Company sold a building carried at $2.1 million within premise and equipment, net on the consolidated statements of financial condition at March 31, 2016. The sale resulted in a gain of $1.8 million.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2016, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2015, 2014, and 2013. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

On December 31, 2015, our bank subsidiary converted to a Colorado state-charted bank and changed its name from NBH Bank, N.A. to NBH Bank. All references to NBH Bank should be considered synonymous with references to NBH Bank, N.A. prior to the name change.

All amounts are in thousands, except share data, or as otherwise noted.

Overview

National Bank Holdings Corporation is a bank holding company formed in 2009, with banking operations beginning in October 2010. We completed an initial public offering of our stock on September 20, 2012, when we began trading on the NYSE under the ticker symbol “NBHC.” Through our subsidiary, NBH Bank, we provide a variety of banking products to both commercial and consumer clients through a network of 90 banking centers, located in Colorado, the greater Kansas City area and Texas, and through online and mobile banking products. We operate under the following brand names: Community Banks of Colorado in Colorado, Bank Midwest in Kansas and Missouri, and Hillcrest Bank in Texas.

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

As of March 31, 2016 we had $4.6 billion in assets, $2.6 billion in loans, $3.8 billion in deposits and $0.6 billion in equity. We believe that our established presence positions us well for growth opportunities. Our focus is on building strong banking relationships with small to mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid financial services franchise with a sizable presence for deposit gathering and client relationship building necessary for growth.

Operating Highlights and Key Challenges

Our operations resulted in the following highlights as of and for the three months ended March 31, 2016 (except as noted):

Loan portfolio

•

Total loans were $2.6 billion and increased $4.4 million, or 0.7% annualized, as higher levels of payoffs and paydowns offset $163.4 million in first quarter originations. Total loans at March 31, 2016 increased $375.8 million, or 17.0%, since      March 31, 2015.

•	Originated loans totaled $2.2 billion and increased $42.7 million, or 7.9% annualized.

Credit quality

•	Net charge-offs within the non 310-30 portfolio totaled 0.10% annualized, decreasing from 0.36% in the prior quarter and 0.12% for the full year of 2015.
•

Non-performing non 310-30 loans represented 1.87% of total non 310-30 loans, compared to 1.08% at December 31, 2015, the increase driven by two energy sector credits totaling $20.2 million placed on non-accrual. Outside of the energy sector loans, the loan portfolio credit profile remains strong as evidenced by the non-performing loans to total loans ratio of 0.52%.

•	The classified ratio for the loan portfolio, outside of the energy sector, improved from 2.1% of non 310-30 loans as of December 31, 2015 to 1.4% as of March 31, 2016.
•	A provision for loan losses on the non 310-30 loans of $11.5 million was recorded during the first quarter of 2016, driven by increased reserves against the energy sector portfolio of $10.7 million.

Client deposit funded balance sheet

•	Average transaction deposits totaled $2.6 billion, consistent with the prior quarter, and increased $181.7 million, or 7.4%, compared to the three months ended March 31, 2015.
•	Transaction account balances improved to 69.2% of total deposits as of March 31, 2016 from 68.9% at December 31, 2015.
•	As of March 31, 2016, total deposits and client repurchase agreements made up 97.9% of our total liabilities.

Revenues and expenses

•

Fully taxable equivalent net interest income totaled $39.0 million and decreased $0.9 million, or 2.2%, from the first three months of 2015. Net interest margin widened 9 basis points to 3.68% on a fully taxable equivalent basis during the three months ended March 31, 2016, from 3.59% during the three months ended March 31, 2015. The increase in net interest margin was more than offset by the impact of lower interest earning assets of $248.7 million, or 5.5%. Low-yielding average cash balances decreased $234.6 million, contributing both to the lower interest earnings assets as well as the widening of the net interest margin.

•

Non-interest income was $7.9 million during the first quarter of 2016, compared to a negative $0.5 million in the prior year, an increase of $8.4 million. The increase was driven by negative $8.5 million of FDIC-related income in the prior year, offset by lower OREO income and gain on previously charged-off acquired loans of $0.1 million.

•

Banking related non-interest income totaled $7.5 million and is consistent with prior year as higher bank card fees offset lower other non-interest income primarily due to negative mark-to-market adjustments related to fair value interest rate swaps on fixed-rate term loans.

•	Non-interest expense totaled $34.9 million during the first quarter of 2016, compared to $36.7 million during the same period of 2015, a decrease of $1.8 million, or 5.0%.

Strong capital position

•

Capital ratios are strong as our capital position remains in excess of federal bank regulatory thresholds. As of March 31, 2016, our consolidated tier 1 leverage ratio was 11.55% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 17.08%.

•

The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC indemnification asset, net, in excess of 4.0%, an approximate yield on new loan originations, and discounted at 5%, adds $1.08 per share to our tangible book value per share as of March 31, 2016.

•

During the three months ended March 31, 2016, we repurchased 1.1 million shares, or 3.7% of outstanding shares, at a weighted average price of $19.62 per share. Since early 2013 and through March 31, 2016, we have repurchased 23.3 million shares, or 44.5% of outstanding shares, at an attractive weighted average price of $19.87 per share.

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

General economic conditions continue to modestly improve in 2016, but continue to be somewhat dampened by the uncertainty about the strength of the recovery, both nationally and in our markets. Residential real estate values have largely recovered from their lows and commercial real estate property fundamentals continued to improve in our markets and nationally across all property types and classes. We consider this with guarded optimism. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

Oil and gas prices declined significantly during 2015 and declined even further to new lows through the first quarter of 2016. The full impact to the broad economy, to banks in general, and to us, is yet to be determined. Energy loans comprise 5.1% of our total loans; as such, prolonged or further pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio. Suppressed energy prices may lead to an increase in consumer spending in the short term, but the decline could have unpredictable secondary impacts such as job losses in industries tied to energy, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify. During the first quarter of 2016, the Company increased reserves against the energy sector portfolio by $10.7 million.

Total loans ended the quarter at $2.6 billion, increasing $4.4 million, or 0.7% annualized, as new loan originations were offset by higher than normal paydowns. New loan originations totaled $163.4 million, and were reduced by paydowns in energy sector lines of credit of $20.9 million. Adjusting origination totals for energy sector lines of credit paydowns results in quarterly originations of $184.3 million compared to $203.7 million in the first quarter of 2015, a decrease of 9.5%. Our acquired loans have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. The tepid economic recovery and intense loan competition have kept interest rates low during the three months ended March 31, 2016, limiting the yields we have been able to obtain on originated loans. During the three months ended March 31, 2016, our weighted average yield on loan originations was 4.00% (fully taxable equivalent), which is lower than the 2015 weighted average yield of our total loan portfolio of 5.71% (fully taxable equivalent). We expect downward pressure on the yields on our total loan portfolio to the extent that our originated loan portfolio does not provide sufficient yields to replace the high yields on the acquired loan portfolio as they pay down or pay off. Growth in our interest income will ultimately be dependent on our ability to generate sufficient volumes of high-quality originated loans.

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

Non-interest income - Non-interest income consists of service charges, bank card fees, gains on sales of mortgages, gains on sales of investment securities, gains on previously charged-off acquired loans, OREO related write-ups and other income and other non-interest income. For additional information, see “Application of Critical Accounting Policies-Valuation of Assets Acquired and Liabilities Assumed and Acquisition Accounting Application” and note 2 in our consolidated financial statements in our 2015 Annual Report on Form 10-K.

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

In evaluating the financial statement line items described above, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for the periods indicated:

	As of and for the three months ended
	March 31, 2016	December 31, 2015	March 31, 2015
Key Ratios(1)
Return on average assets	0.02%	0.28%	0.10%
Return on average tangible assets(2)	0.10%	0.36%	0.17%
Return on average tangible assets before provision and taxes (fully taxable equivalent) (2)	1.18%	1.31%	0.34%
Return on average equity	0.16%	2.13%	0.65%
Return on average tangible common equity(2)	0.79%	2.97%	1.18%
Interest earning assets to interest bearing liabilities (end of period)(3)	134.09%	133.71%	135.28%
Loans to deposits ratio (end of period)	67.70%	67.72%	57.96%
Non-interest bearing deposits to total deposits (end of period)	20.98%	21.22%	19.80%
Net interest margin(4)	3.59%	3.64%	3.55%
Net interest margin (fully taxable equivalent)(2)(4)	3.68%	3.73%	3.59%
Interest rate spread(5)	3.56%	3.61%	3.47%
Yield on earning assets(3)	3.92%	3.97%	3.87%
Yield on earning assets (fully taxable equivalent)(2)(3)	4.01%	4.05%	3.91%
Cost of interest bearing liabilities(3)	0.45%	0.44%	0.44%
Cost of deposits	0.35%	0.35%	0.36%
Non-interest expense to average assets	3.03%	3.55%	3.03%
Efficiency ratio (fully taxable equivalent)(2)(6)	71.44%	72.61%	89.83%

Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	1.74%	0.99%	0.51%
Non-performing assets to total loans and OREO	2.56%	1.81%	1.59%
Allowance for loan losses to total loans	1.43%	1.05%	0.85%
Allowance for loan losses to non-performing loans	82.44%	105.74%	166.16%
Net charge-offs to average loans(1)	0.09%	0.33%	0.04%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation below.
(3)

Interest earning assets include assets that earn interest/accretion or dividends which is not part of interest earning assets. Any market value adjustments on investment securities are excluded from interest-earning assets. Interest bearing liabilities include liabilities that must be paid interest.

(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(6)

The efficiency ratio represents non-interest expense, less intangible asset amortization, as a percentage of net interest income on a FTE basis plus non-interest income and is considered a non-GAAP ratio.

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

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “return on average tangible assets before provision for loan losses and taxes” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity,” "tangible common equity to tangible assets," and "fully taxable equivalent (FTE)" metrics are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on a FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures is as follows.

Reconciliation of Non-GAAP Financial Measures

	March 31, 2016	December 31, 2015	March 31, 2015
Total shareholders' equity	$603,923	$617,544	$762,676
Less: goodwill and intangible assets, net	(70,689)	(72,060)	(75,176)
Add: deferred tax liability related to goodwill	8,160	7,772	6,609
Tangible common equity (non-GAAP)	$541,394	$553,256	$694,109

Total assets	$4,615,974	$4,683,908	$4,991,050
Less: goodwill and intangible assets, net	(70,689)	(72,060)	(75,176)
Add: deferred tax liability related to goodwill	8,160	7,772	6,609
Tangible assets (non-GAAP)	$4,553,445	$4,619,620	$4,922,483

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	13.08%	13.18%	15.28%
Less: impact of goodwill and intangible assets, net	(1.19)%	(1.20)%	(1.18)%
Tangible common equity to tangible assets (non-GAAP)	11.89%	11.98%	14.10%

Common book value per share calculations:
Total shareholders' equity	$603,923	$617,544	$762,676
Divided by: ending shares outstanding	29,252,419	30,358,509	36,797,787
Common book value per share	$20.65	$20.34	$20.73

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$541,394	$553,256	$694,109
Divided by: ending shares outstanding	29,252,419	30,358,509	36,797,787
Tangible common book value per share (non-GAAP)	$18.51	$18.22	$18.86

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$541,394	$553,256	$694,109
Less: accumulated other comprehensive income, net of tax	(8,553)	(95)	(12,085)
Tangible common book value, excluding accumulated other comprehensive income, net of tax (non-GAAP)	532,841	553,161	682,024
Divided by: ending shares outstanding	29,252,419	30,358,509	36,797,787
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$18.22	$18.22	$18.53

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended
	March 31, 2016	December 31, 2015	March 31, 2015
Net income	$251	$3,340	$1,246
Add: impact of core deposit intangible amortization expense, after tax	836	836	815
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$1,087	$4,176	$2,061

Income before income taxes FTE (non-GAAP)	1,415	8,623	1,218
Add: impact of core deposit intangible amortization expense, before tax	1,370	1,370	1,336
Add: provision for loan losses	10,619	5,423	1,453
FTE income adjusted for impact of core deposit intangible amortization expense and provision (non-GAAP)	$13,404	$15,416	$4,007

Average assets	$4,632,796	$4,723,133	$4,915,101
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(63,202)	(64,954)	(69,379)
Average tangible assets (non-GAAP)	$4,569,594	$4,658,179	$4,845,722

Average shareholders' equity	$616,210	$622,239	$780,463
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(63,202)	(64,954)	(69,379)
Average tangible common equity (non-GAAP)	$553,008	$557,285	$711,084

Return on average assets (non-GAAP)	0.02%	0.28%	0.10%
Return on average tangible assets (non-GAAP)	0.10%	0.36%	0.17%
Return on average tangible assets before provision for loan losses and taxes FTE (non-GAAP)	1.18%	1.31%	0.34%
Return on average equity (non-GAAP)	0.16%	2.13%	0.65%
Return on average tangible common equity (non-GAAP)	0.79%	2.97%	1.18%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended
	March 31, 2016	December 31, 2015	March 31, 2015
Interest income	$41,554	$43,492	$43,087
Add: impact of taxable equivalent adjustment	975	928	395
Interest income FTE (non-GAAP)	$42,529	$44,420	$43,482

Net interest income	$38,038	$39,929	$39,479
Add: impact of taxable equivalent adjustment	975	928	395
Net interest income FTE (non-GAAP)	$39,013	$40,857	$39,874

Average earning assets	$4,261,222	$4,348,462	$4,509,894
Yield on earning assets	3.92%	3.97%	3.87%
Yield on earning assets FTE (non-GAAP)	4.01%	4.05%	3.91%
Net interest margin	3.59%	3.64%	3.55%
Net interest margin FTE (non-GAAP)	3.68%	3.73%	3.59%

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the fair value determination of assets acquired and liabilities assumed in business combinations, the accounting for acquired loans and the determination of the ALL. These critical accounting policies and estimates are summarized in the sections captioned “Application of Critical Accounting Policies” in Management's Discussion and Analysis in our 2015 Annual Report on Form 10-K, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for the year ended December 31, 2015. There have been no significant changes to the application of critical accounting policies since December 31, 2015. For the three months ended March 31, 2015, the Company utilized the discrete effective tax rate method provision as allowed by ASC 740-270-30-18, “Income Taxes-Interim Reporting,” to calculate its interim income tax provision. See further discussion in note 13.

Financial Condition

Total assets decreased to $4.6 billion at March 31, 2016 from $4.7 billion at December 31, 2015. During the three months ended March 31, 2016, the decrease from the investment securities portfolio and 310-30 loans was used to fund loan growth. Total loans were $2.6 billion at March 31, 2016, and grew $4.4 million, or 0.7% annualized, from December 31, 2015. Originated loans totaled $2.2 billion and increased $42.7 million, or 7.9% annualized. Lower cost demand, savings, and money market ("transaction") deposits increased $10.2 million during the first quarter, while time deposits decreased $11.2 million, or 0.9%, as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a long-term banking relationship.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $1.1 billion at March 31, 2016, compared to $1.2 billion at December 31, 2015, a decrease of $48.8 million, or 4.2%. During the three months ended March 31, 2016, maturities and pay downs of available-for-sale securities totaled $63.3 million, and purchases of available-for-sale securities totaled $0.7 million. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated:

	March 31, 2016				December 31, 2015
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$285,742	$293,322	26.5%	2.22%	$305,773	$310,978	26.9%	2.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	817,376	813,712	73.4%	1.73%	861,321	845,543	73.1%	1.74%
Other securities	1,385	1,385	0.1%	3.75%	725	725	0.1%	0.00%
Total investment securities available-for-sale	$1,104,503	$1,108,419	100.0%	1.86%	$1,167,819	$1,157,246	100.0%	1.87%

As of March 31, 2016 and December 31, 2015, generally the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At March 31, 2016 and December 31, 2015, adjustable rate securities comprised 7.0% and 7.3%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.1% at March 31, 2016 and December 31, 2015.

The estimated weighted average life of the available-for-sale MBS portfolio as of March 31, 2016 and December 31, 2015 was 3.4 years and 3.6 years, respectively. This estimate is based on various assumptions, including repayment characteristics, and actual results may differ. At March 31, 2016 and December 31, 2015, the duration of the total available-for-sale investment portfolio was 3.2 years and 3.4 years, respectively.

The available-for-sale investment portfolio included $8.3 million and $19.9 million of gross unrealized losses at March 31, 2016 and December 31, 2015, respectively, which were offset by $12.2 million and $9.4 million of gross unrealized gains for the aforementioned periods, respectively. In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily impaired.

 Held-to-maturity

At March 31, 2016, we held $404.6 million of held-to-maturity investment securities, compared to $427.5 million at December 31, 2015, a decrease of $22.9 million, or 5.4%. We did not purchase any held-to-maturity securities during the first quarter of 2016. Held-to-maturity investment securities are summarized as follows as of the date indicated:

	March 31, 2016				December 31, 2015
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$321,776	$327,537	79.5%	3.23%	$340,131	$342,812	79.6%	3.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	82,802	82,500	20.5%	1.68%	87,372	85,773	20.4%	1.69%
Total investment securities held-to-maturity	$404,578	$410,037	100.0%	2.91%	$427,503	$428,585	100.0%	2.92%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $410.0 million and $428.6 million, at March 31, 2016 and December 31, 2015, respectively, and included $5.5 million and $1.1 million of net unrealized gains for the respective periods.

The estimated weighted average life of the held-to-maturity investment portfolio was 3.4 years as of March 31, 2016 and 3.7 years as of December 31, 2015. The duration of the total held-to-maturity investment portfolio was 3.2 years and 3.4 years as of March 31, 2016 and December 31, 2015, respectively.

Loans Overview

At March 31, 2016, our loan portfolio was comprised of new loans that we originated and loans that were acquired in connection with our five acquisitions to date.

As discussed in note 4 to our consolidated financial statements, in accordance with applicable accounting guidance, all acquired loans are recorded at fair value at the date of acquisition, and an allowance for loan losses is not carried over with the loans but, rather, the fair value of the loans encompasses both credit quality and contractual interest rate considerations. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Management accounted for all loans acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions under ASC 310-30, with the exception of loans with revolving privileges which were outside the scope of ASC 310-30. In our Bank Midwest transaction, we did not acquire all of the loans of the former Bank Midwest but, rather, selected certain loans based upon specific criteria of performance, adequacy of collateral, and loan type that were performing at the time of acquisition. As a result, none of the loans acquired in the Bank Midwest transaction are accounted for under ASC 310-30. None of the loans acquired in the Pine River transaction were accounted for under ASC 310-30. Consistent with differences in the accounting, the loan portfolio is presented in two categories: (i) ASC 310-30 loans and (ii) non 310-30 loans.

The table below shows the loan portfolio composition and the breakdown of the portfolio between ASC 310-30 loans and non 310-30 loans at the respective dates:

			March 31, 2016 vs.		March 31, 2016 vs.
			December 31, 2015		March 31, 2015
	March 31, 2016	December 31, 2015	% Change	March 31, 2015	% Change
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$908,904	$892,889	1.8%	$683,095	33.1%
Owner occupied commercial real estate	192,736	184,619	4.4%	133,192	44.7%
Agriculture	139,716	145,558	(4.0)%	113,608	23.0%
Energy	132,100	146,880	(10.1)%	149,629	(11.7)%
Total Commercial	1,373,456	1,369,946	0.3%	1,079,524	27.2%
Commercial real estate non-owner occupied	338,312	321,712	5.2%	255,641	32.3%
Residential real estate	674,348	662,550	1.8%	602,904	11.8%
Consumer	26,424	30,635	(13.7)%	28,346	(6.8)%
Total loans excluded from ASC 310-30	2,412,540	2,384,843	1.2%	1,966,415	22.7%
Loans accounted for under ASC 310-30:
Commercial	49,628	57,474	(13.7)%	77,077	(35.6)%
Commercial real estate non-owner occupied	108,003	121,173	(10.9)%	135,213	(20.1)%
Residential real estate	20,037	21,452	(6.6)%	33,158	(39.6)%
Consumer	1,839	2,731	(32.7)%	4,406	(58.3)%
Total loans accounted for under ASC 310-30	179,507	202,830	(11.5)%	249,854	(28.2)%
Total loans	$2,592,047	$2,587,673	0.2%	$2,216,269	17.0%

Our loan portfolio totaled $2.6 billion at March 31, 2016, increasing $4.4 million, or 0.7% annualized, from December 31, 2015 as new loan originations were offset by higher than normal paydowns. New loan originations totaled $163.4 million, and were reduced by paydowns in energy sector lines of credit of $20.9 million. Adjusting originated totals for energy sector lines of credit paydowns results in quarterly originations of $184.3 million compared to $203.7 million in the first quarter of 2015, a decrease of 9.5%. Loans in the agriculture sector decreased $5.8 million, or 4.0%, from December 31, 2015 due to a $9.0 million paydown in one loan relationship, offset by loan originations, net of paydowns, within the agriculture sector. Total loans were also impacted by a decrease on 310-30 and acquired problem loans of $23.3 million, or 46.2% annualized.

Loan balances at March 31, 2016 totaled $2.6 billion and increased $375.8 million, or 17.0%, from March 31, 2015 on the strength of $926.6 million in loan originations between the two periods. The strong originations were the result of continued market penetration. The acquired 310-30 loan portfolio declined $70.3 million, or 28.2%, as a result of the continued successful workout efforts that have been made on exiting acquired problem loans.

We have successfully generated new relationships with small to mid-sized businesses and individuals, experiencing particularly strong loan growth in our commercial portfolio, which at March 31, 2016, was comprised of diverse industry segments. These segments included public administration-related loans of $280.6 million, agriculture loans of $139.7 million, energy-related loans of $132.1 million, finance and insurance related loans of $97.7 million, manufacturing-related loans of $94.2 million, and a variety of smaller subcategories of commercial and industrial loans.

Included in our commercial loans are energy-related loans that comprised 5.1% of total loans, 3.1% of interest earning assets and 25.1% of the Company’s risk based capital at March 31, 2016. The average loan balance per relationship in the energy sector was $4.9 million at March 31, 2016. Energy midstream (loans to companies that engage in consolidation, storage, and transportation of oil and gas), energy production (loans to companies engaged in exploration and production), and energy services (loans to companies that provide products and services to oil/gas companies), made up 47.2%, 32.6%, and 20.2%, respectively, of the total energy related portfolio at March 31, 2016. Unfunded commitments to energy clients totaled $100.3 million at March 31, 2016, including $67.8 million to production clients, $22.5 million to midstream clients and $10.0 million to services clients. We may not be contractually required to fund certain amounts depending on the individual circumstances of each client. We have an experienced energy banking team, which includes an in-house petroleum geologist, and we have maintained a disciplined approach to energy lending that includes carefully selected clients based on strong balance sheets, low leverage and quality management and we perform regular credit reviews. Energy prices declined significantly during 2014, 2015, and declined even further to new lows through the first quarter of 2016, and prolonged or further pricing pressure could increase stress on our energy clients and ultimately the credit quality of this portfolio.

Loans in the production subsector totaled $43.0 million of the energy loan balances at March 31, 2016, with an average balance per client of $3.6 million. We lend only against proven reserves of our production clients and on a senior secured basis. One client rated substandard as of December 31, 2015, with a loan balance of $6.3 million, was placed on non-accrual during the first quarter of 2016. Loans in the midstream subsector totaled $62.4 million, with an average balance per client of $12.5 million. One client rated special mention at December 31, 2015, with a balance of $13.9 million, was moved to non-accrual during the first quarter of 2016. Loans in the services subsector totaled $26.7 million with an average balance per client of $2.7 million. As the duration of low oil prices persisted and worsened in the latter half of 2015, we identified two loans within the energy services sector that were placed on non-accrual in the third quarter of 2015.  These two loans remained on non-accrual as of March 31, 2016, totaling $12.0 million.

As of March 31, 2016, our non-owner occupied commercial real estate totaled $446.3 million and was only 85% of the Company’s risk based capital. Multi-family loans totaled $10.7 million, or less than 1% of total loans as of March 31, 2016, and no specific property type comprised more than 4.1% of total loans.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. New loan originations of $163.4 million during the three months ended March 31, 2016, were reduced by paydowns in energy sector lines of credit of $20.9 million offset by $6.9 million of advances in the energy sector. Adjusting originated totals for energy sector lines of credit paydowns results in quarterly originations of $184.3 million compared to $203.7 million in the first quarter of 2015, a decrease of 9.5%. Originated loans totaled $2.2 billion and increase $42.7 million, or 7.9% annualized. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income. The following table represents new loan originations for the last five quarters:

	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	2016	2015	2015	2015	2015
Commercial:
Commercial and industrial	$59,361	$122,664	$134,189	$135,654	$123,829
Owner-occupied commercial real estate	10,399	13,395	12,095	17,566	12,778
Agriculture	10,375	24,194	11,295	19,019	3,605
Energy	(13,984)	1,075	17,245	11,667	5,291
Total Commercial	66,151	161,328	174,824	183,906	145,503
Commercial real estate non owner-occupied	44,876	23,260	36,480	38,113	21,898
Residential real estate	49,722	50,387	36,808	44,699	33,042
Consumer	2,671	3,086	5,616	4,669	3,247
Total	$163,420	$238,061	$253,728	$271,387	$203,690

The tables below show the contractual maturities of our loans for the dates indicated:

	March 31, 2016
	Due within	Due after 1 but	Due after
	1 Year	within 5 Years	5 Years	Total
Commercial:
Commercial and industrial	$80,071	$454,714	$386,322	$921,107
Owner occupied commercial real estate	19,907	90,276	109,675	219,858
Agriculture	33,511	81,682	34,826	150,019
Energy	15,617	114,464	2,019	132,100
Total Commercial	149,106	741,136	532,842	1,423,084
Commercial real estate non-owner occupied	97,539	263,982	84,794	446,315
Residential real estate	9,709	35,321	649,355	694,385
Consumer	5,876	16,673	5,714	28,263
Total loans	$262,230	$1,057,112	$1,272,705	$2,592,047

	December 31, 2015
	Due within	Due after 1 but	Due after
	1 Year	within 5 Years	5 Years	Total
Commercial:
Commercial and industrial	$68,678	$452,896	$384,323	$905,896
Owner occupied commercial real estate	17,772	77,673	116,889	212,334
Agriculture	40,982	80,268	41,060	162,310
Energy	17,914	126,919	2,046	146,879
Total Commercial	145,346	737,756	544,318	1,427,419
Commercial real estate non-owner occupied	95,100	269,582	78,204	442,886
Residential real estate	10,681	33,438	639,883	684,002
Consumer	9,469	17,820	6,077	33,366
Total loans	$260,596	$1,058,596	$1,268,482	$2,587,673

The stated interest rate sensitivity (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated:

	March 31, 2016
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$440,941	3.31%	$391,174	3.70%	$832,115	3.50%
Owner occupied commercial real estate	89,639	4.27%	88,655	4.10%	178,294	4.33%
Agriculture	50,054	4.72%	56,410	3.66%	106,464	4.16%
Energy	3,369	3.90%	113,114	2.83%	116,483	2.86%
Total Commercial	584,003	3.63%	649,353	3.60%	1,233,356	3.61%
Commercial real estate non-owner occupied	141,380	4.38%	163,686	3.43%	305,066	3.87%
Residential real estate	367,162	3.50%	298,771	3.72%	665,933	3.60%
Consumer	17,180	4.63%	3,568	4.08%	20,748	4.54%
Total loans with > 1 year maturity	$1,109,725	3.70%	$1,115,378	3.61%	$2,225,103	3.65%

	December 31, 2015
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$449,444	3.33%	$379,904	3.78%	$829,348	3.54%
Owner occupied commercial real estate	85,036	4.43%	88,090	4.04%	173,126	4.23%
Agriculture	49,261	4.69%	56,076	3.73%	105,337	4.18%
Energy	3,735	3.93%	125,230	2.99%	128,965	3.02%
Total Commercial	587,476	3.61%	649,300	3.66%	1,236,776	3.63%
Commercial real estate non-owner occupied	137,124	4.56%	162,781	3.43%	299,905	3.95%
Residential real estate	359,657	3.50%	294,051	3.73%	653,708	3.61%
Consumer	17,822	4.68%	3,652	4.10%	21,474	4.58%
Total loans with > 1 year maturity	$1,102,079	3.71%	$1,109,784	3.65%	$2,211,863	3.68%

(1)

Included in commercial fixed rate loans are loans totaling $287.6 million that have been swapped to variables rates at current market pricing. Included in the commercial segment are tax exempt loans totaling $371.3 million and $347.6 million, with a weighted average rate of 3.18% at March 31, 2016 and December 31, 2015, respectively.

Accretable Yield

At March 31, 2016, the accretable yield balance was $75.0 million compared to $84.2 million at December 31, 2015. We re-measure the expected cash flows of all 27 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. During the three months ended March 31, 2016 and 2015, we reclassified a net $1.1 million and $10.0 million, respectively, from non-accretable difference to accretable yield, as a result of these re-measurements.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	March 31, 2016	December 31, 2015
Remaining accretable yield on loans accounted for under ASC 310-30	$75,007	$84,194
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	4,624	5,008
Total remaining accretable yield and fair value mark	$79,631	$89,202

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

Non-performing Assets

Non-performing assets consist of non-accrual loans, troubled debt restructurings on non-accrual, OREO and other repossessed assets.  Non-accrual loans and troubled debt restructurings on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during the three months ended March 31, 2016 and 2015, was $1.2 million, and $77 thousand, respectively.

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

All loans accounted for under ASC 310-30 were classified as performing assets at March 31, 2016, as the carrying values of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented:

	March 31, 2016	December 31, 2015
Non-accrual loans:
Commercial:
Commercial and industrial	$59	$942
Owner occupied commercial real estate	670	954
Agriculture	1,838	1,904
Energy	20,241	—
Total Commercial	22,808	3,800
Commercial real estate non-owner occupied	261	407
Residential real estate	3,683	3,617
Consumer	28	30
Total non-accrual loans	26,780	7,854
Restructured loans on non-accrual:
Commercial:
Commercial and industrial	4,738	3,888
Owner occupied commercial real estate	281	319
Agriculture	16	81
Energy	11,952	12,009
Total Commercial	16,987	16,297
Commercial real estate non-owner occupied	545	815
Residential real estate	748	679
Consumer	24	2
Total restructured loans on non-accrual	18,304	17,793
Total non-performing loans	45,084	25,647
OREO	21,019	20,814
Other repossessed assets	894	894
Total non-performing assets	$66,997	$47,355
Loans 90 days or more past due and still accruing interest	$311	$166
Accruing restructured loans	$5,278	$8,403
ALL	$37,166	$27,119
Total non-performing loans to total loans	1.74%	0.99%
Loans 90 days or more past due and still accruing interest to total loans	0.01%	0.01%
Total non-performing assets to total loans and OREO	2.56%	1.81%
ALL to non-performing loans	82.44%	105.74%

During the three months ended March 31, 2016, total non-performing loans increased $19.4 million from December 31, 2015. The primarily driver was two energy sector clients, totaling $20.2 million that were placed on non-accrual status offset by other net decreases of $0.8 million at March 31, 2016. During the three months ended March 31, 2016, accruing TDRs decreased $3.1 million. The decrease was a result of one loan relationship in the commercial segment totaling $3.1 million that was no longer considered TDR at March 31, 2016.

The $21.0 million of OREO at March 31, 2016 excludes $1.6 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO. During the three months ended March 31, 2016, $0.5 million of OREO was foreclosed on or otherwise repossessed and $0.6 million of OREO was sold resulting in a net gain of $0.4 million. OREO write-downs of $0.1 million were recorded during the three months ended March 31, 2016.

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are included in loans 90 days or more past due and still accruing interest and are generally considered to be performing as is further described above under “Non-Performing Assets.” The table below shows the past due status of loans accounted for under ASC 310-30 and loans not accounted for under ASC 310-30, based on contractual terms of the loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	ASC 310-30	Non ASC	Total	ASC 310-30	Non ASC	Total
	loans	310-30 loans	loans	loans	310-30 loans	loans
Loans 30-89 days past due and still accruing interest	$27,720	$4,106	$31,826	$3,941	$6,716	$10,657
Loans 90 days past due and still accruing interest	13,245	311	13,556	15,762	165	15,927
Non-accrual loans	—	45,084	45,084	—	25,647	25,647
Total past due and non-accrual loans	$40,965	$49,501	$90,466	$19,703	$32,528	$52,231
Total 90 days past due and still accruing interest and non-accrual loans to 310-30 loans, non 310-30 loans and total loans, respectively	7.38%	1.88%	2.26%	7.77%	1.08%	1.61%
Total non-accrual loans to 310-30 loans, non 310-30 loans and total loans, respectively	0.00%	1.87%	1.74%	0.00%	1.08%	0.99%
% of total past due and non-accrual loans that carry fair value marks	100.00%	12.03%	51.87%	100.00%	22.01%	51.43%

Loans 30-89 days past due and still accruing interest increased by $21.2 million from December 31, 2015 to March 31, 2016, and loans 90 days or more past due and still accruing interest decreased $2.4 million at March 31, 2016 compared to December 31, 2015, for a collective increase in total past due loans of $18.8 million. The increase in total past due loans was primarily due to one 310-30 loan relationship in the construction sector totaling $24.3 million at March 31, 2016, offset by successful workout progress in the ASC 310-30 portfolio. Non-accrual loans increased $19.4 million from December 31, 2015 to March 31, 2016. The increase was primarily due to two loan relationships in the energy sector totaling $20.2 million that were placed on non-accrual status at March 31, 2016.

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

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the three months ended March 31, 2016 and 2015, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

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

In evaluating the loan portfolio for an appropriate ALL level, unimpaired loans are grouped into segments based on broad characteristics such as primary use and underlying collateral. During the first quarter of 2016, the Company updated the loan classifications in its allowance for loan losses model to include owner occupied commercial real estate and agriculture within the commercial loan segment and present energy as its own loan class within the commercial segment. The prior period presentations have been reclassified to conform to the current period presentation. We have identified four primary loan segments that are further stratified into eleven loan classes to provide more granularity in analyzing loss history and to allow for more definitive qualitative adjustments based upon specific factors affecting each loan class. Following are the loan classes within each of the four primary loan segments:

Non-owner occupied
Commercial	commercial real estate	Residential real estate	Consumer
Commercial and industrial	Construction	Senior lien	Total Consumer
Owner occupied commercial real estate	Acquisition and development	Junior lien
Agriculture	Multifamily
Energy	Non-owner occupied

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

Non 310-30 ALL

During the three months ended March 31, 2016, we recorded $11.5 million of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects specific reserves on certain non-performing loans and reserves to support loan growth. The provision was driven by specific reserves against the energy sector portfolio of $10.7 million, recorded during the first quarter of 2016. Net charge-offs for non ASC 310-30 loans during the three months ended March 31, 2016 totaled $572 thousand and were primarily from the commercial real estate non-owner occupied and consumer loan segments. At March 31, 2016, there were seven impaired loans that carried specific reserves totaling $36.9 million compared to eleven impaired loans that carried specific reserves totaling $4.3 million at December 31, 2015.

During the three months ended March 31, 2015, we recorded $1.4 million of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth. During the three months ended March 31, 2015, net charge-offs totaled $193 thousand and were primarily from the consumer loan segment. At March 31, 2015, there were eight impaired loans that carried specific reserves totaling $0.9 million compared to five impaired loans that carried specific reserves totaling $0.3 million at December 31, 2014.

310-30 ALL

During the three months ended March 31, 2016, loans accounted for under ASC 310-30 had an $862 thousand recoupment of a previously impaired agriculture pool.

During the three months ended March 31, 2015, several loans pools accounted for under ASC 310-30 had impairments of $163 thousand as a result of decreases in expected cash flows. The remaining loan pools had previous valuation allowances of $113 thousand that were reversed as a result of an increase in expected cash flows during the three months ended March 31, 2015. This activity resulted in net provision of $50 thousand during the three months ended March 31, 2015.

Total ALL

After considering the above mentioned factors, we believe that the ALL of $37.2 million and $27.1 million was adequate to cover probable losses inherent in the loan portfolio at March 31, 2016 and December 31, 2015, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the three months ended March 31, 2016 and 2015:

	As of and for the three months ended
	March 31, 2016			March 31, 2015
	ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$1,077	$26,042	$27,119	$721	$16,892	$17,613
Charge-offs:
Commercial	—	(106)	(106)	—	(50)	(50)
Commercial real estate non-owner occupied	—	(276)	(276)	—	(2)	(2)
Residential real estate	—	(57)	(57)	—	(82)	(82)
Consumer	—	(220)	(220)	—	(208)	(208)
Total charge- offs	—	(659)	(659)	—	(342)	(342)
Recoveries	—	87	87	—	149	149
Net charge-offs	—	(572)	(572)	—	(193)	(193)
Provision (recoupment) for loan loss	(862)	11,481	10,619	50	1,403	1,453
Ending allowance for loan losses	$215	$36,951	$37,166	$771	$18,102	$18,873
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.00%	0.10%	0.09%	0.00%	0.04%	0.04%
Ratio of ALL to total loans outstanding at period end, respectively	0.12%	1.53%	1.43%	0.31%	0.92%	0.85%
Ratio of ALL to total non-performing loans at period end, respectively	0.00%	81.97%	82.44%	0.00%	159.38%	166.16%
Total loans	$179,507	$2,412,540	$2,592,047	$249,854	$1,966,415	$2,216,269
Average total loans outstanding during the period	$190,658	$2,388,941	$2,579,599	$266,573	$1,917,774	$2,184,347
Total non-performing loans	$—	$45,084	$45,084	$—	$11,358	$11,358

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	March 31, 2016
	Total loans	% of total loans	Related ALL	ALL as a % of total ALL
Commercial	$1,423,084	54.9%	$28,684	77.2%
Commercial real estate non-owner occupied	446,315	17.2%	3,861	10.4%
Residential real estate	694,385	26.8%	4,325	11.6%
Consumer	28,263	1.1%	296	0.8%
Total	$2,592,047	100.0%	$37,166	100.0%

	December 31, 2015
	Total loans	% of total loans	Related ALL	ALL as a % of total ALL
Commercial	$1,427,420	55.2%	$17,261	63.6%
Commercial real estate non-owner occupied	442,885	17.1%	4,166	15.4%
Residential real estate	684,002	26.4%	5,281	19.5%
Consumer	33,366	1.3%	411	1.5%
Total	$2,587,673	100.0%	$27,119	100.0%

The ALL allocated to commercial loans increased to 77.2% at March 31, 2016 from 63.6% at December 31, 2015, due to increased provisions in the non 310-30 energy sector loan portfolio. The non 310-30 energy sector ALL was $14.5 million at March 31, 2016 compared to $3.8 million at December 31, 2015, an increase of $10.7 million. The increase was due to an increase in specific reserves of $9.1 million, from four loan relationships and a general reserve increase of $1.6 million.

Other Assets

Significant components of other assets were as follows as of the dates indicated:

	March 31, 2016	December 31, 2015
Deferred tax asset	$49,992	$52,633
Accrued income taxes receivable	6,679	9,427
Bank-owned life insurance	50,706	50,311
Minority interest in participated other real estate owned	1,578	5,450
Accrued interest on loans	9,610	8,827
Accrued interest on interest bearing bank deposits and investment securities	3,374	3,363
Other miscellaneous assets	13,583	10,705
Total other assets	$135,522	$140,716

Other assets totaled $135.5 million and $140.7 million at March 31, 2016 and December 31, 2015, respectively, decreasing $5.2 million, or 3.7%, during the three months ended March 31, 2016. The largest drivers were a decrease in minority interest in participated other real estate owned of $3.9 million, due to a property sale during the first quarter of 2016, and a decrease in deferred tax assets of $2.6 million driven by the tax effect of fair market value fluctuations of the available-for-sale investments portfolio and offset by an increase in the ALL. Offsetting these decreases was an increase in other miscellaneous assets of $3.0 million, primarily due to an increase in derivative assets further discussed in note 14 of our consolidated financial statements.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated:

	March 31, 2016	December 31, 2015
Accrued expenses	$9,721	$15,493
Pending loan purchase settlement	667	9,936
Accrued interest payable	5,196	4,319
Derivative liability	20,511	8,315
Other miscellaneous liabilities	9,923	11,101
Total other liabilities	$46,018	$49,164

Other liabilities totaled $46.0 million and $49.2 million at March 31, 2016 and December 31, 2015, respectively, and decreased $3.1 million, or 6.4%, during the three months ended March 31, 2016. The decrease was due to lower pending loan purchase settlements and accrued expenses of $9.3 million and $5.8 million, respectively. The decrease in pending loan purchase settlements was due to large loan settlements during the first quarter of 2015. Accrued expenses decreased largely due to lower bonus accruals of $2.5 million in the first quarter of 2016, lower sales incentive accruals of $1.1 million during the first quarter of 2016, and $0.8 million of 401k match that was paid during the first quarter of 2016. Offsetting these decreases was an increase in derivative liability of $12.2 million. For further discussion of the derivative liability, refer to note 14 of our consolidated financial statements.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Non-interest bearing demand deposits	$805,442	21.0%	$815,054	21.2%
Interest bearing demand deposits	429,298	11.2%	436,745	11.4%
Savings accounts	388,740	10.1%	357,505	9.3%
Money market accounts	1,033,517	26.9%	1,037,490	27.0%
Total transaction deposits	2,656,997	69.2%	2,646,794	68.9%
Time deposits < $100,000	746,527	19.4%	762,038	19.8%
Time deposits > $100,000	436,157	11.4%	431,845	11.3%
Total time deposits	1,182,684	30.8%	1,193,883	31.1%
Total deposits	$3,839,681	100.0%	$3,840,677	100.0%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of March 31, 2016:

March 31, 2016
Three months or less	$65,302
Over 3 months through 6 months	77,288
Over 6 months through 12 months	137,439
Thereafter	156,128
Total time deposits > $100,000	$436,157

During the three months ended March 31, 2016, our total deposits decreased $1.0 million. Non-interest bearing and interest bearing demand deposits decreased $17.1 million, or 1.4% from December 31, 2015, coupled with decreases in time deposits and money market accounts of $15.1 million, or 0.7%, from December 31, 2015. These decreases were offset by an increase in savings accounts of $31.2 million, or 8.7%, from December 31, 2015. The mix of transaction deposits to total deposits improved to 69.2% at March 31, 2016, from 68.9% at December 31, 2015, as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a long-term banking relationship. At March 31, 2016 and December 31, 2015, we had $797.9 million and $807.7 million, respectively, of time deposits that were scheduled to mature within 12 months. Of the $797.9 million in time deposits scheduled to mature within 12 months at March 31, 2016, $280.0 million were in denominations of $100,000 or more, and $517.9 million were in denominations less than $100,000.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges and bank card income. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, telecommunications data processing expense and intangible asset amortization. Any expenses related to the resolution of problem assets are also included in non-interest expense.

Overview of Results of Operations

We recorded net income of $0.3 million, or $0.01 per diluted share, during the three months ended March 31, 2016, compared to net income of $1.2 million, or $0.03 per diluted share, during the three months ended March 31, 2015. Fully taxable equivalent net interest income totaled $39.0 million and decreased $0.9 million, or 2.2% from the first three months of 2015. Net interest margin widened 9 basis points to 3.68%, on a fully taxable equivalent basis during the three months ended March 31, 2016, from 3.59% during the three months ended March 31, 2015. The increase in net interest margin was more than offset by the impact of lower interest earnings assets of $248.7 million, or 5.5%. Lower-yielding average cash balances decreased $234.6 million from March 31, 2015 to March 31, 2016, contributing to the lower interest earnings assets as well as the widening of the net interest margin.

Provision for loan loss expense was $10.6 million during the three months ended March 31, 2016 compared to $1.5 million during the three months ended March 31, 2015, an increase of $9.2 million. The increase in provision year-over-year was entirely due to a $10.7 million increase in ALL on the energy sector portfolio.

Non-interest income was $7.9 million during the three months ended March 31, 2016, compared to a negative $0.5 million in the prior year, an increase of $8.4 million. The increase was driven by negative $8.5 million FDIC loss sharing related expense in the prior year, offset by lower OREO income and gain on previously charged-off acquired loans of $0.1 million. Banking related non-interest income (excludes FDIC-related non-interest income, gain on previously charged-off acquired loans and OREO related income) totaled $7.5 million and is consistent with prior year as higher bank card fees offset lower other non-interest income primarily due to negative mark-to-mark adjustments related to fair value interest rate swaps on fixed-rate term loans.

Non-interest expense totaled $34.9 million during the three months ended March 31, 2016, compared to $36.7 million during the three months ended March 31, 2015, a decrease of $1.8 million, or 5.0%. Problem asset workout expenses declined $0.9 million during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
ASC 310-30 loans	$190,658	$10,294	21.60%	$266,573	$12,694	19.05%
Non 310-30 loans(1)(2)(3)(4)(5)	2,401,257	23,637	3.96%	1,917,774	19,682	4.16%
Investment securities available-for-sale	1,137,509	5,657	1.99%	1,449,654	6,897	1.90%
Investment securities held-to-maturity	417,945	2,578	2.47%	519,155	3,675	2.83%
Other securities	18,804	228	4.85%	27,101	327	4.83%
Interest earning deposits and securities purchased under agreements to resell	95,049	135	0.57%	329,637	207	0.25%
Total interest earning assets(4)	$4,261,222	$42,529	4.01%	$4,509,894	$43,482	3.91%
Cash and due from banks	$71,265			$57,766
Other assets	328,814			365,996
Allowance for loan losses	(28,505)			(18,555)
Total assets	$4,632,796			$4,915,101
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,839,627	$1,183	0.26%	$1,718,010	$1,071	0.25%
Time deposits	1,186,126	2,127	0.72%	1,339,897	2,328	0.70%
Securities sold under agreements to repurchase	106,860	40	0.15%	227,584	45	0.08%
Federal Home Loan Bank advances	40,000	166	1.67%	40,000	164	1.66%
Total interest bearing liabilities	$3,172,613	$3,516	0.45%	$3,325,491	$3,608	0.44%
Demand deposits	$793,262			$733,230
Other liabilities	50,711			75,917
Total liabilities	4,016,586			4,134,638
Shareholders' equity	616,210			780,463
Total liabilities and shareholders' equity	$4,632,796			$4,915,101
Net interest income		$39,013			$39,874
Interest rate spread(4)			3.56%			3.47%
Net interest earning assets	$1,088,609			$1,184,403
Net interest margin(4)			3.68%			3.59%
Ratio of average interest earning assets to average interest bearing liabilities	134.31%			135.62%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $2.2 billion and $1.7 billion, interest income of $19.8 million and $16.2 million, with yields of 3.80% and 3.98% for the three months ended March 31, 2016 and 2015, respectively.

(3)

Non 310-30 loans include loans held-for-sale.  Average balances during the three months ended March 31, 2016 and 2015 were $12.3 million and $2.9 million, and interest income was $165 thousand and $77 thousand for the same periods, respectively.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $975 thousand and $395 thousand for the three months ended March 31, 2016 and 2015, respectively.

(5)	Loan fees included in interest income totaled $1.5 million for each of the three months ended March 31, 2016 and 2015, respectively.

Net interest income totaled $38.0 million and $39.5 million for the three months ended March 31, 2016 and 2015, respectively. On a fully taxable equivalent basis, net interest income totaled $39.0 million for the three months ended March 31, 2016 and decreased $0.9 million, or 2.2%, from $39.9 million during the first quarter of 2015. Although the net interest margin widened 9 basis points to 3.68%, it was more than offset by the impact of lower interest earnings assets of $248.7 million, or 5.5%. Low-yielding average cash balances decreased $234.6 million, contributing both to the lower interest earnings assets as well as the widening of the net interest margin.

Average loans comprised $2.6 billion, or 60.8%, of total average interest earning assets during the three months ended March 31, 2016, compared to $2.2 billion, or 48.4%, of total average interest earning assets during the three months ended March 31, 2015. The increase in average loan balances is reflective of our loan originations outpacing the exit of the acquired loans. The yield on the ASC 310-30 loan portfolio was 21.60% during the three months ended March 31, 2016, compared to 19.05% during the same period the prior year. This increase was attributable to the effects of the favorable transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining lives of these loans.

Average investment securities comprised 36.5% of total interest earning assets during the three months ended March 31, 2016 compared to 43.7% during the three months ended March 31, 2015. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as we have utilized the runoff of the investment portfolio to fund loan originations. Short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, decreased to 2.2% of interest earning assets compared to 7.3% during the prior period, primarily due to a decrease in client repurchase agreements on deposit.

Average balances of interest bearing liabilities decreased $152.9 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, driven by a decrease of $153.8 million in average time deposits and a $120.7 million decrease in securities sold under agreements to repurchase, offset by an increase of $121.6 in interest bearing demand, saving and money market deposits. Total interest expense related to interest bearing liabilities was $3.5 million and $3.6 million during the three months ended March 31, 2016 and 2015, respectively at an average cost of 0.45% and 0.44%, respectively.  Additionally, the average cost of deposits declined one basis point to 0.35% from the same period in the prior year, resulting from the decrease in higher-cost time deposits.

The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three months ended March 31, 2016
	compared to
	Three months ended March 31, 2015
	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(4,099)	$1,699	$(2,400)
Non 310-30 loans(1)(2)(3)	4,759	(804)	3,955
Investment securities available-for-sale	(1,552)	312	(1,240)
Investment securities held-to-maturity	(624)	(473)	(1,097)
Other securities	(101)	2	(99)
Interest earning deposits and securities purchased under agreements to resell	(333)	261	(72)
Total interest income	$(1,950)	$997	$(953)
Interest expense:
Interest bearing demand, savings and money market deposits	$78	$34	$112
Time deposits	(276)	75	(201)
Securities sold under agreements to repurchase	—	2	2
Federal Home Loan Bank advances	(45)	40	(5)
Total interest expense	(243)	151	(92)
Net change in net interest income	$(1,707)	$846	$(861)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Non 310-30 loans include loans held-for-sale. Average balances during the three months ended March 31, 2016 and 2015 were $12.3 million and $2.9 million, and interest income was $165 thousand and $77 thousand for the same periods, respectively.

(3)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $975 thousand and $395 thousand for three months ended March 31, 2016 and 2015, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended
	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
		Average		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$793,264	0.00%	$825,979	0.00%	$810,895	0.00%	$758,288	0.00%	$733,230	0.00%
Interest bearing demand	426,769	0.09%	417,460	0.08%	402,468	0.07%	391,523	0.07%	386,665	0.08%
Money market accounts	1,037,376	0.33%	1,047,072	0.33%	1,034,284	0.33%	1,008,229	0.32%	1,049,936	0.33%
Savings accounts	375,481	0.25%	347,811	0.26%	344,047	0.28%	323,677	0.27%	281,409	0.22%
Time deposits	1,186,126	0.72%	1,222,829	0.70%	1,268,476	0.71%	1,294,908	0.73%	1,339,897	0.70%
Total average deposits	$3,819,016	0.35%	$3,861,151	0.34%	$3,860,170	0.35%	$3,776,625	0.37%	$3,791,137	0.36%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $4.6 million on acquired non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions. Below is a summary of the provision for loan losses for the periods indicated:

	For the three months ended March 31,
	2016	2015
(Recoupment) provision for impairment loans accounted for under ASC 310-30	$(862)	$50
Provision for loan losses	11,481	1,403
Total provision for loan losses	$10,619	$1,453

Provision for loan loss expense was $10.6 million and $1.5 million during the three months ended March 31, 2016 and 2015, respectively, an increase of $9.2 million. The increase was entirely due to a $10.7 million increase in ALL for loans in the energy sector portfolio. The non 310-30 allowance was 1.53% of total non 310-30 loans compared to 0.92% in the prior year, driven by higher specific reserves. At quarter end, the energy related allowance for loan losses totaled 11.0% of the energy loan balances.  Annualized net charge-offs on non 310-30 loans remained low at only 0.10% for the three months ended March 31, 2016 compared to 0.04% for the three months ended March 31, 2015.

For the three months ended March 31, 2016 and March 31, 2015, we recorded recoupments of $862 thousand and recorded impairments of $50 thousand, respectively, of provision for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. The decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed.

Non-Interest Income

The table below details the components of non-interest income during the three months ended March 31, 2016 and 2015, respectively:

	For the three months ended March 31,
	2016	2015
Service charges	$3,260	$3,327
Bank card fees	2,767	2,550
Gain on sale of mortgages, net	474	400
Bank-owned life insurance income	395	394
Other non-interest income	566	772
Gain on previously charged-off acquired loans	125	58
OREO related write-ups and other income	336	500
FDIC loss-sharing related	—	(8,480)
Total non-interest income	$7,923	$(479)

Non-interest income for the three months ended March 31, 2016 and 2015 was $7.9 million and negative $0.5 million, respectively. The $8.4 million increase during the three months ended March 31, 2016, compared to the prior period was largely driven by negative $8.5 million of FDIC-related income in the prior year, offset by lower OREO income and gains on previously charged-off acquired assets of $0.1 million. FDIC loss-sharing related represents the income (expense) recognized in connection with the actual reimbursement of costs/recoveries related to the resolution of covered assets by the FDIC.

Banking-related non-interest income (excludes FDIC-related non-interest income, gain on previously charged-off acquired loans, OREO related income, and bargain purchase gain) totaled $7.5 million during the three months ended March 31, 2016, and is consistent with prior year as higher bank card fees offset lower other non-interest income primarily due to negative mark-to-market adjustments related to fair value interest rate swaps on fixed-rate term loans. Service charges, which represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts, decreased $0.1 million during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Bank card fees totaled $2.8 million during the three months ended March 31, 2016, respectively, and $2.6 million during the three months ended March 31, 2015, respectively.

Gain on previously charged-off acquired loans represent recoveries on loans that were previously charged-off by the predecessor banks prior to takeover by the FDIC. During the three months ended March 31, 2016, these gains were $125 thousand, compared to $58 thousand during the same period in the prior year.

OREO related write-ups and other income include rental income and insurance proceeds received on OREO properties and write-ups to the fair value of collateral that exceed the loan balance at the time of foreclosure. During the three months ended March 31, 2016 and 2015, these gains totaled $336 thousand and $500 thousand, respectively.

Non-Interest Expense

The table below details non-interest expense for the periods presented:

	For the three months ended March 31,
	2016	2015
Salaries and benefits	$20,612	$20,077
Occupancy and equipment	6,066	6,089
Telecommunications and data processing	1,641	3,062
Marketing and business development	426	1,009
FDIC deposit insurance	921	1,041
ATM/debit card expenses	913	757
Professional fees	456	1,120
Other non-interest expense	1,955	2,242
Problem asset workout	974	1,852
Intangible asset amortization	1,370	1,336
Gain on OREO sales, net	(432)	(1,471)
Gain from the change in fair value of warrant liability	—	(390)
Total non-interest expense	$34,902	$36,724

Non-interest expense totaled $34.9 million for the three months ended March 31, 2016, compared to $36.7 million for the three months ended March 31, 2015, decreasing $1.8 million, or 5.0% million. The decrease was driven by lower telecommunications and data processing expense of $1.4 million benefitting from the core system conversion, and marketing expense of $0.6 million due to timing of marketing campaigns, coupled with a decrease in professional fees of $0.7 million due to timing of special projects in the first quarter of 2015.  Offsetting these decreases was an increase in salary and benefits expense of $0.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, due to normal merit increases last year.

Gains on sales of OREO decreased $1.0 million and the change in fair value of the warrant liability increased expenses $0.4 million compared to the prior year, due to the Company’s reclassification of the warrants to additional-paid in capital during the fourth quarter of 2015. Problem asset workout expense decreased $0.9 million compared to prior year.

Occupancy and equipment expense remained at $6.1 million for the three months ended March 31, 2016 and 2015.

Income taxes

Income tax expense totaled $0.2 million for the three months ended March 31, 2016, compared to income tax benefit of $0.4 million for the three months ended March 31, 2015.

The effective tax rate was 43.0% for the period ended March 31, 2016 compared to a negative 51.4% in the same period of the prior year. The increase in the effective tax rate compared to the statutory and prior period tax rates, was a result of the Company recording income tax expense on a full year forecast method rather than on a discrete quarter basis that was used for 2015.

Certain stock-based compensation awards have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share prices of the Company's stock that is required for vesting range from $25.00 to $34.00 per share. The strike prices for options range from $18.09 to $22.10, with a large portion of the awards having strike prices of $20.00. These stock-based compensation awards may expire unexercised or may be exercised at an intrinsic value that is less than the fair value recorded at the time of grant, and therefore, the related tax benefits may not be realizable in future periods. In this case, upon the expiration or exercise (or forfeiture in the case of the restricted stock with market-based vesting criteria) of these awards, any related remaining deferred tax asset would be written off through a charge to income tax expense. As of March 31, 2016, we had $10.0 million of deferred tax assets related to stock-based compensation, $7.9 million of which is associated with executive officers still employed by the Company.

Additional information regarding income taxes can be found in note 21 of our audited consolidated financial statements in our 2015 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, securities purchased under agreements to resell, and unencumbered investment securities, and is detailed in the table below as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Cash and due from banks	$183,498	$155,985
Interest bearing bank deposits	10,126	10,107
Unencumbered investment securities, at fair value	1,042,889	1,093,517
Total	$1,236,513	$1,259,609

Total on-balance sheet liquidity decreased $23.1 million from March 31, 2016 to December 31, 2015. The decrease was largely due to a planned reduction of $50.6 million in unencumbered available-for-sale and held-to-maturity securities balances, offset by an increase in cash and due from banks of $27.5 million.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At March 31, 2016, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.5 billion at March 31, 2016, inclusive of pre-tax net unrealized gains of $3.9 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $5.5 million of pre-tax net unrealized gains at March 31, 2016. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of March 31, 2016, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of March 31, 2016, $797.9 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.

As of March 31, 2016, we were a member of the FHLB of Topeka. As of December 31, 2015, we were a member of the FHLB of Des Moines. Through these relationships, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances. FHLB advances held with the FHLB of Des Moines totaled $40.0 million at March 31, 2016. We can obtain additional liquidity through FHLB advances if required.

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at March 31, 2016, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 8 in our consolidated financial statements.

Our shareholders' equity is impacted by the retention of earnings, changes in unrealized gains on securities, net of tax, share repurchases and the payment of dividends. At March 31, 2016 and December 31, 2015, NBH Bank and the consolidated holding company exceeded all capital requirements to which they were subject.

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

During the three months ended March 31, 2016, we repurchased 1.1 million shares of our common stock at a weighted average price of $19.62, and all such shares are held as treasury shares. We believe that our repurchases could serve to offset any future share issuances for future acquisitions.

On May 4, 2016, our Board of Directors declared a quarterly dividend of $0.05 per common share, payable on June 15, 2016 to shareholders of record at the close of business on May 27, 2016.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at March 31, 2016. During the three months ended March 31, 2016, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate assets, even after adjusting our models for the excess capital deployment. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2016 and December 31, 2015:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	March 31, 2016	December 31, 2015
200	6.62%	5.81%
100	4.04%	3.13%
(50)	(2.60)%	(1.33)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have grown $10.2 million during the three months March 31, 2016, and totaled 69.2% of total deposits at March 31, 2016 compared to 68.9% at December 31, 2015. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of March 31, 2016 and December 31, 2015, we had loan commitments totaling $556.5 million and $627.2 million, respectively, and standby letters of credit that totaled $10.1 million and $9.8 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2016. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

During the most recently completed fiscal quarter, there were no changes made in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum Number
			Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number	Average	Purchased as Part of	Units) that May Yet Be
	of Shares (or	Price Paid Per	Publicly Announced	Purchased Under the
Period	Units) Purchased	Share (or Unit)	Plans or Programs	Plans or Programs (2)(3)
January 1 - January 31, 2016 (1)	65	$20.22	—	$56,093,512
February 1 - February 29, 2016	967,274	19.59	967,274	37,146,575
March 1 - March 31, 2016	150,000	19.85	150,000	34,169,075
March 1 - March 31, 2016 (1)	34,489	20.56	—	34,169,075
Total	1,151,828	$19.65	1,117,274	$34,169,075

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercises prices, settlements of restricted stock, and tax withholdings.

(2)	On February 11, 2015, the Company announced that the Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. This authorization has been completed.
(3)	On January 25, 2016, the Company announced that the Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed November 7, 2014)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANK HOLDINGS CORPORATION

/s/ Brian F. Lilly
Brian F. Lilly
Chief Financial Officer; Chief of M&A and Strategy
(principal financial officer)

Date: May 9, 2016