Form 10-Q
period 2016-06-30
National Bank Holdings Corp
filed 2016-08-08
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, the registrant had outstanding 28,636,250 shares of Class A voting common stock, each with $0.01 par value per share, excluding 800,582 shares of restricted Class A common stock issued but not yet vested.

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$147,939	$155,985
Interest bearing bank deposits	—	10,107
Cash and cash equivalents	147,939	166,092
Investment securities available-for-sale (at fair value)	1,046,047	1,157,246
Investment securities held-to-maturity (fair value of $388,105 and $428,585 at June 30, 2016 and December 31, 2015, respectively)	381,172	427,503
Non-marketable securities	12,304	22,529
Loans	2,738,504	2,587,673
Allowance for loan losses	(40,106)	(27,119)
Loans, net	2,698,398	2,560,554
Loans held for sale	9,690	13,292
Other real estate owned	23,242	20,814
Premises and equipment, net	98,570	103,103
Goodwill	59,630	59,630
Intangible assets, net	9,689	12,429
Other assets	141,139	140,716
Total assets	$4,627,820	$4,683,908
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$831,891	$815,054
Interest bearing demand deposits	416,192	436,745
Savings and money market	1,378,764	1,394,995
Time deposits	1,174,098	1,193,883
Total deposits	3,800,945	3,840,677
Securities sold under agreements to repurchase	126,146	136,523
Federal Home Loan Bank advances	40,000	40,000
Other liabilities	61,819	49,164
Total liabilities	4,028,910	4,066,364
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 52,130,744 and 52,177,352 shares issued; 28,810,883 and 30,358,509 shares outstanding at June 30, 2016 and December 31, 2015, respectively	514	513
Additional paid-in capital	996,855	997,926
Retained earnings	40,419	38,670
Treasury stock of 22,489,443 and 20,982,812 shares at June 30, 2016 and December 31, 2015, respectively, at cost	(450,156)	(419,660)
Accumulated other comprehensive income, net of tax	11,278	95
Total shareholders’ equity	598,910	617,544
Total liabilities and shareholders’ equity	$4,627,820	$4,683,908

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income:
Interest and fees on loans	$30,071	$32,166	$63,027	$64,147
Interest and dividends on investment securities	7,759	9,764	15,994	20,336
Dividends on non-marketable securities	193	317	421	644
Interest on interest-bearing bank deposits	449	270	584	477
Total interest and dividend income	38,472	42,517	80,026	85,604
Interest expense:
Interest on deposits	3,516	3,451	6,826	6,850
Interest on borrowings	203	211	409	420
Total interest expense	3,719	3,662	7,235	7,270
Net interest income before provision for loan losses	34,753	38,855	72,791	78,334
Provision for loan losses	6,457	1,858	17,076	3,311
Net interest income after provision for loan losses	28,296	36,997	55,715	75,023
Non-interest income:
Service charges	3,465	3,697	6,725	7,024
Bank card fees	2,935	2,699	5,702	5,249
Gain on sale of mortgages, net	534	546	1,008	946
Bank-owned life insurance income	486	402	881	796
Other non-interest income	2,897	1,360	3,588	2,190
OREO related write-ups and other income	187	188	523	688
FDIC loss-sharing related	—	(6,145)	—	(14,625)
Total non-interest income	10,504	2,747	18,427	2,268
Non-interest expense:
Salaries and benefits	19,612	21,156	40,224	41,233
Occupancy and equipment	5,708	6,069	11,774	12,158
Telecommunications and data processing	1,471	2,578	3,112	5,640
Marketing and business development	689	1,252	1,115	2,261
FDIC deposit insurance	1,064	1,032	1,985	2,073
ATM/debit card expenses	963	789	1,876	1,546
Professional fees	978	962	1,434	2,082
Other non-interest expense	2,112	2,493	4,067	4,734
Problem asset workout	958	1,762	1,932	3,614
Gain on OREO sales, net	(1,611)	(633)	(2,043)	(2,103)
Intangible asset amortization	1,370	1,336	2,740	2,672
Gain from the change in fair value of warrant liability	—	508	—	118
Banking center consolidation related expenses	—	1,089	—	1,089
Total non-interest expense	33,314	40,393	68,216	77,117
Income (loss) before income taxes	5,486	(649)	5,926	174
Income tax expense	982	692	1,171	269
Net income (loss)	$4,504	$(1,341)	$4,755	$(95)
Income (loss) per share—basic	$0.15	$(0.04)	$0.16	$0.00
Income (loss) per share—diluted	$0.15	$(0.04)	$0.16	$0.00
Weighted average number of common shares outstanding:
Basic	29,215,822	36,164,617	29,666,570	37,091,412
Diluted	29,278,759	36,164,617	29,707,379	37,091,412

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$4,504	$(1,341)	$4,755	$(95)
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($1,976) and $4,299 for the three months ended June 30, 2016 and 2015, respectively; and net of tax expense of ($7,487) and $0 for the six months ended, June 30, 2016 and 2015, respectively	3,221	(6,989)	12,198	—
Less: amortization of net unrealized holding gains to income, net of tax benefit of $304 and $401 for the three months ended June 30, 2016 and 2015, respectively; and net of tax benefit of $623 and $857 for the six months ended June 30, 2016 and 2015, respectively	(495)	(652)	(1,015)	(1,395)
Other comprehensive income (loss)	2,726	(7,641)	11,183	(1,395)
Comprehensive income (loss)	$7,230	$(8,982)	$15,938	$(1,490)

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six months ended June 30, 2016 and 2015

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income, net	Total
Balance, December 31, 2014	$512	$993,212	$40,528	$(245,516)	$5,839	$794,575
Net loss	—	—	(95)	—	—	(95)
Stock-based compensation	—	1,510	—	—	—	1,510
Issuance under equity compensation plan, including tax benefit of $8	1	(268)	—	—	—	(267)
Repurchase of 3,894,673 shares	—	—	—	(72,338)	—	(72,338)
Cash dividends declared ($0.10 per share)	—	—	(3,724)	—	—	(3,724)
Other comprehensive loss	—	—	—	—	(1,395)	(1,395)
Balance, June 30, 2015	$513	$994,454	$36,709	$(317,854)	$4,444	$718,266
Balance, December 31, 2015	$513	$997,926	$38,670	$(419,660)	$95	$617,544
Net income	—	—	4,755	—	—	4,755
Stock-based compensation	—	1,791	—	—	—	1,791
Issuance of stock under equity compensation plans, including tax benefit of $39, loss on reissuance of treasury stock of $50, net	1	(2,862)	—	2,422	—	(439)
Repurchase of 1,671,923 shares	—	—	—	(32,918)	—	(32,918)
Cash dividends declared ($0.10 per share)	—	—	(3,006)	—	—	(3,006)
Other comprehensive income	—	—	—	—	11,183	11,183
Balance, June 30, 2016	$514	$996,855	$40,419	$(450,156)	$11,278	$598,910

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$4,755	$(95)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	17,076	3,311
Depreciation and amortization	7,394	7,754
Current income tax receivable	6,408	112
Deferred income tax asset	3,710	(3,111)
Discount accretion, net of premium amortization on securities	1,534	2,163
Loan accretion	(18,924)	(26,360)
Gain on sale of mortgages, net	(1,008)	(946)
Origination of loans held for sale, net of repayments	(44,593)	(48,137)
Proceeds from sales of loans held for sale	46,596	44,192
Bank-owned life insurance income	(881)	(796)
Amortization of indemnification asset	—	14,953
Gain on the sale of other real estate owned, net	(2,043)	(2,103)
Impairment on other real estate owned	104	757
Impairment on fixed assets related to banking center consolidations	—	1,089
(Gain) loss on sale of fixed assets	(1,839)	6
Stock-based compensation	1,791	1,510
Decrease in due to FDIC, net	—	(3,816)
Increase in other assets	(6,210)	(1,504)
Increase (decrease) in other liabilities	12,639	(11,801)
Net cash provided by (used in) operating activities	26,509	(22,822)
Cash flows from investing activities:
Proceeds from redemption of FHLB stock	5,761	234
Purchase of FHLB stock	(500)	—
Proceeds from redemption of FRB stock	4,964	—
Purchase of FRB stock	—	(239)
Proceeds from maturities of investment securities held-to-maturity	44,442	55,411
Proceeds from maturities of investment securities available-for-sale	134,464	160,542
Purchase of investment securities available-for-sale	(4,872)	—
Increase in securities purchased under agreement to resell	—	(50,000)
Net increase in loans	(146,274)	(153,060)
Sales (purchases) of premises and equipment, net	1,718	(2,063)
Purchase of bank-owned life insurance	(10,344)	—
Proceeds from sales of loans	9,231	11,702
Proceeds from sales of other real estate owned	3,165	11,019
Decrease in FDIC indemnification asset	—	914
Net cash provided by investing activities	41,755	34,460
Cash flows from financing activities:
Net decrease in deposits	(39,732)	(3,699)
(Decrease) increase in repurchase agreements	(10,377)	53,762
Issuance of stock under purchase and equity compensation plans	(485)	(420)
Proceeds from exercise of stock options	—	160
Excess tax benefit on stock-based compensation	39	8
Payment of dividends	(2,944)	(3,649)
Repurchase of shares	(32,918)	(72,338)
Net cash used in financing activities	(86,417)	(26,176)
Decrease in cash and cash equivalents	(18,153)	(14,538)
Cash and cash equivalents at beginning of the year	166,092	256,979
Cash and cash equivalents at end of period	$147,939	$242,441
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$7,084	$7,228
Net tax (refunds) payments	$(2,117)	$3,194
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$3,654	$920
FDIC submissions transferred to other liabilities	$—	$(2,495)
Loans purchased but not settled	$667	$—

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in June 2009 with the intent to acquire and operate financial services franchises and other complementary businesses in targeted markets. The Company is headquartered immediately south of Denver, in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 91 banking centers located in Colorado, the greater Kansas City area and Texas, and through on-line and mobile banking products.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2015 and include the accounts of the Company and the Bank and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. During the first quarter of 2016, the Company updated the loan classifications in its allowance for loan losses model. Certain loan classifications within the consolidated financial statement disclosures have been updated to reflect this change. Refer to note 4 for further discussion. The prior period presentations have been reclassified to conform to the current period presentation. The results of operations for the interim period is not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

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

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2015 and are contained in the Company's Annual Report on Form 10-K. There have not been any significant changes to the application of significant accounting policies since December 31, 2015, with the exception of the following:

Loans held for sale—The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both "best efforts" and "mandatory delivery" forward loan sale commitments to mitigate the risk of potential increases or decreases in the values of loans that would result from the change in market rates for such loans. Under a "best efforts" contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company only if the loan to the underlying borrower closes. As a result, the Company is not generally exposed to gains or losses on loans sold utilizing best efforts due to changes in underlying market interest rates between the time of the rate lock and loan sale. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. However, because of the high correlation between rate lock commitments and best efforts contracts offsetting market value changes, no gain or loss should occur on the interest rate lock commitments. Under a "mandatory delivery" contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. This typically happens after the loan to the underlying borrower closes. The Company manages the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Company obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value as derivative assets or liabilities. They are carried on the consolidated statements of financial condition within other assets or other liabilities and changes in fair value are recorded in other non-interest income within the consolidated statements of operations. The period of time between issuance of a loan commitment to the customer and closing of the loan to an investor generally ranges from 30 - 90 days under normal market conditions. The gross gains on loan sales are recognized based on new loan commitments with adjustment for price and pair-off activity. Commission expenses on loans held for sale are recognized based on loans closed.

Income taxes —For the three and six months ended June 30, 2015, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards codification (“ASC”) 740-270-30-18, “Income Taxes-Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believed that, at that time, the use of this discrete method was more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method was not reliable due to (1) the levels of tax-exempt income in relation to pre-tax income, (2) the impact of the warrant liability which is non-taxable and (3) the impact and variability of FDIC Indemnification amortization on pre-tax income. See further discussion in note 13.

Note 2 Recent Accounting Pronouncements

Revenue from Contracts with Customers—In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers."  This update supersedes revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The new guidance stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides specific steps that entities should apply in order to achieve this principle. The amendments are effective for interim and annual periods beginning after December 15, 2017, with early application permitted for interim and annual periods beginning after December 15, 2016. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities—In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU No. 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adopting ASU No. 2016-01 may result in a cumulative effect adjustment to the consolidated statements of changes in shareholders’ equity as of the beginning of the year of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Improvements to Employee Share-Based Payment Accounting—In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Financial Instruments - Credit Losses—In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This update replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates. Additionally, the update amends the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption in fiscal years beginning after December 15, 2018 is permitted. The amendment requires the use of the modified retrospective approach for adoption. The Company is in the process of evaluating the impact of the ASU’s adoption on the Company’s consolidated financial statements.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.4 billion at June 30, 2016 and were comprised of $1.0 billion of available-for-sale securities and $0.4 billion of held-to-maturity securities. At December 31, 2015, investment securities totaled $1.6 billion and were comprised of $1.2 billion of available-for-sale securities and $0.4 billion of held-to-maturity securities.

Available-for-sale

At June 30, 2016 and December 31, 2015, the Company held $1.0 billion and $1.2 billion of available-for-sale investment securities, respectively. Available-for-sale investment securities are summarized as follows as of the dates indicated:

	June 30, 2016
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$265,667	$8,575	$—	$274,242
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	765,669	4,235	(3,710)	766,194
Municipal securities	5,180	12	—	5,192
Other securities	419	—	—	419
Total	$1,036,935	$12,822	$(3,710)	$1,046,047

	December 31, 2015
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$305,773	$5,721	$(516)	$310,978
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	861,321	3,638	(19,416)	845,543
Municipal securities	306	—	—	306
Other securities	419	—	—	419
Total	$1,167,819	$9,359	$(19,932)	$1,157,246

At June 30, 2016 and December 31, 2015, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	$15,714	$(30)	$461,067	$(3,680)	$476,781	$(3,710)
Total	$15,714	$(30)	$461,067	$(3,680)	$476,781	$(3,710)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$109,182	$(516)	$—	$—	$109,182	$(516)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	67,527	(404)	575,954	(19,012)	643,481	(19,416)
Total	$176,709	$(920)	$575,954	$(19,012)	$752,663	$(19,932)

Management evaluated all of the available-for-sale securities in an unrealized loss position and concluded that no OTTI existed at June 30, 2016 or December 31, 2015. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at June 30, 2016 were caused by changes in interest rates. The portfolio included 42 securities, having an aggregate fair value of $476.8 million, which were in an unrealized loss position at June 30, 2016, compared to 66 securities, with a fair value of $752.7 million, at December 31, 2015. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $309.3 million at June 30, 2016 and $335.8 million at December 31, 2015. The decrease in pledged available-for-sale investment securities was primarily attributable to a decrease in average deposit account balances and client repurchase account balances during the six months ended June 30, 2016. Certain investment securities may also be pledged as collateral for the line of credit at the Federal Home Loan Bank ("FHLB") of Topeka; at June 30, 2016, $57.6 million in investment securities were pledged for this purpose. No securities were pledged for this purpose at December 31, 2015.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.1 years as of June 30, 2016 and 3.6 years as of December 31, 2015. This estimate is based on assumptions and actual results may differ. As of June 30, 2016, municipal securities with an amortized cost and fair value of $4.2 million were due after one year through five years, while municipal securities with an amortized cost and fair value of $1.0 million were due after five years through ten years. Other securities of $0.4 million as of June 30, 2016, have no stated contractual maturity date.

Held-to-maturity

At June 30, 2016 and December 31, 2015, the Company held $381.2 million and $427.5 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$302,852	$6,746	$—	$309,598
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	78,320	506	(319)	78,507
Total investment securities held-to-maturity	$381,172	$7,252	$(319)	$388,105

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$340,131	$2,911	$(230)	$342,812
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	87,372	35	(1,634)	85,773
Total investment securities held-to-maturity	$427,503	$2,946	$(1,864)	$428,585

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (“MBS”):
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$36,935	$(319)	$36,935	$(319)
Total	$—	$—	$36,935	$(319)	$36,935	$(319)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$34,641	$(205)	$853	$(25)	$35,494	$(230)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	28,490	(180)	45,872	(1,454)	74,362	(1,634)
Total	$63,131	$(385)	$46,725	$(1,479)	$109,856	$(1,864)

The portfolio included 4 securities, having an aggregate fair value of $36.9 million, which were in an unrealized loss position at June 30, 2016, compared to twelve securities, with a fair value of $109.9 million, at December 31, 2015.

Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at June 30, 2016 or December 31, 2015. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at June 30, 2016 were caused by changes in interest rates. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $233.7 million and $156.5 million at June 30, 2016 and December 31, 2015, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of June 30, 2016 and December 31, 2015 was 3.1 years and 3.7 years, respectively. This estimate is based on assumptions and actual results may differ.

Note 4 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and loans not accounted for under this guidance, which includes our originated loans. The carrying value of loans is net of discounts, fees and costs on loans excluded from ASC 310-30 of $7.6 million and $8.1 million as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$46,875	$1,443,874	$1,490,749	54.4%
Commercial real estate non-owner occupied	101,719	424,020	525,739	19.2%
Residential real estate	19,341	674,830	694,171	25.4%
Consumer	1,347	26,498	27,845	1.0%
Total	$169,282	$2,569,222	$2,738,504	100.0%

	December 31, 2015
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$57,474	$1,369,946	$1,427,420	55.2%
Commercial real estate non-owner occupied	121,173	321,712	442,885	17.1%
Residential real estate	21,452	662,550	684,002	26.4%
Consumer	2,731	30,635	33,366	1.3%
Total	$202,830	$2,384,843	$2,587,673	100.0%

Delinquency for loans excluded from ASC 310-30 is shown in the following tables at June 30, 2016 and December 31, 2015, respectively:

	Total Loans June 30, 2016
			Greater			Total	Loans > 90
	30-59	60-89	than 90			Non	days past
	days past	days past	days past	Total past		310-30	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$168	$18	$3,118	$3,304	$1,012,554	$1,015,858	$—	$4,289
Owner occupied commercial real estate	859	—	427	1,286	190,382	191,668	—	906
Agriculture	19	—	1,238	1,257	130,428	131,685	—	1,852
Energy	94	—	12,128	12,222	92,441	104,663	—	25,850
Total Commercial	1,140	18	16,911	18,069	1,425,805	1,443,874	—	32,897
Commercial real estate non owner-occupied:
Construction	277	—	37	314	82,822	83,136	38	—
Acquisition/development	—	739	—	739	8,024	8,763	—	—
Multifamily	—	—	—	—	10,811	10,811	—	—
Non owner-occupied	718	—	29	747	320,563	321,310	—	71
Total commercial real estate	995	739	66	1,800	422,220	424,020	38	71
Residential real estate:
Senior lien	1,780	623	583	2,986	617,771	620,757	—	3,449
Junior lien	345	47	143	535	53,538	54,073	5	781
Total residential real estate	2,125	670	726	3,521	671,309	674,830	5	4,230
Consumer	14	40	—	54	26,444	26,498	—	230
Total loans excluded from ASC 310-30	$4,274	$1,467	$17,703	$23,444	$2,545,778	$2,569,222	$43	$37,428

	Total Loans December 31, 2015
			Greater			Total	Loans > 90
	30-59	60-89	than 90			Non	days past
	days past	days past	days past	Total past		310-30	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$2,252	$238	$49	$2,539	$890,350	$892,889	$—	$4,830
Owner occupied commercial real estate	370	111	66	547	184,072	184,619	—	1,273
Agriculture	441	58	1,222	1,721	143,837	145,558	—	1,984
Energy	23	5,781	—	5,804	141,076	146,880	—	12,008
Total Commercial	3,086	6,188	1,337	10,611	1,359,335	1,369,946	—	20,095
Commercial real estate non owner-occupied:
Construction	359	188	—	547	29,596	30,143	—	188
Acquisition/development	—	—	—	—	5,575	5,575	—	—
Multifamily	—	38	22	60	9,813	9,873	—	22
Non owner-occupied	2,340	182	968	3,490	272,631	276,121	—	1,013
Total commercial real estate	2,699	408	990	4,097	317,615	321,712	—	1,223
Residential real estate:
Senior lien	1,909	911	1,481	4,301	610,192	614,493	124	3,713
Junior lien	299	237	194	730	47,327	48,057	6	584
Total residential real estate	2,208	1,148	1,675	5,031	657,519	662,550	130	4,297
Consumer	239	26	38	303	30,332	30,635	36	32
Total loans excluded from ASC 310-30	$8,232	$7,770	$4,040	$20,042	$2,364,801	$2,384,843	$166	$25,647

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

Total non-accrual loans excluded from the scope of ASC 310-30 totaled $37.4 million at June 30, 2016, increasing $11.8 million, or 45.9% from $25.6 million at December 31, 2015. The increase was primarily due to two loan relationships in the energy sector totaling $20.1 million at June 30, 2016, that were placed on non-accrual status during the first quarter of 2016, offset by one energy loan of $6.2 million that was resolved and charged-off during the second quarter of 2016, coupled with other net decreases of $2.1 million at June 30, 2016.

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of June 30, 2016 and December 31, 2015, respectively:

	Total Loans June 30, 2016
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$980,188	$23,574	$9,893	$2,203	$1,015,858
Owner occupied commercial real estate	172,300	14,531	4,837	—	191,668
Agriculture	128,721	811	2,153	—	131,685
Energy	59,603	15,746	16,588	12,726	104,663
Total Commercial	1,340,812	54,662	33,471	14,929	1,443,874
Commercial real estate non owner-occupied:
Construction	80,024	2,731	381	—	83,136
Acquisition/development	6,426	2,337	—	—	8,763
Multifamily	10,811	—	—	—	10,811
Non-owner occupied	309,120	7,507	4,683	—	321,310
Total commercial real estate	406,381	12,575	5,064	—	424,020
Residential real estate:
Senior lien	615,657	263	4,837	—	620,757
Junior lien	52,329	221	1,523	—	54,073
Total residential real estate	667,986	484	6,360	—	674,830
Consumer	26,197	62	239	—	26,498
Total loans excluded from ASC 310-30	$2,441,376	$67,783	$45,134	$14,929	$2,569,222
Loans accounted for under ASC 310-30:
Commercial	$31,233	$462	$15,180	$—	$46,875
Commercial real estate non-owner occupied	42,927	343	54,680	3,769	101,719
Residential real estate	15,396	1,574	2,371	—	19,341
Consumer	1,140	23	184	—	1,347
Total loans accounted for under ASC 310-30	$90,696	$2,402	$72,415	$3,769	$169,282
Total loans	$2,532,072	$70,185	$117,549	$18,698	$2,738,504

	Total Loans December 31, 2015
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$865,840	$8,363	$16,769	$1,917	$892,889
Owner occupied commercial real estate	174,108	5,595	4,916	—	184,619
Agriculture	132,450	2,440	10,668	—	145,558
Energy	92,152	36,503	16,098	2,127	146,880
Total Commercial	1,264,550	52,901	48,451	4,044	1,369,946
Commercial real estate non owner-occupied:
Construction	24,686	4,882	575	—	30,143
Acquisition/development	5,066	509	—	—	5,575
Multifamily	9,851	—	22	—	9,873
Non-owner occupied	262,035	8,091	5,722	273	276,121
Total commercial real estate	301,638	13,482	6,319	273	321,712
Residential real estate:
Senior lien	609,196	349	4,921	27	614,493
Junior lien	46,437	252	1,368	—	48,057
Total residential real estate	655,633	601	6,289	27	662,550
Consumer	30,483	67	85	—	30,635
Total loans excluded from ASC 310-30	$2,252,304	$67,051	$61,144	$4,344	$2,384,843
Loans accounted for under ASC 310-30:
Commercial	$35,384	$787	$21,303	$—	$57,474
Commercial real estate non-owner occupied	49,817	352	67,235	3,769	121,173
Residential real estate	16,960	1,604	2,888	—	21,452
Consumer	2,296	94	341	—	2,731
Total loans accounted for under ASC 310-30	$104,457	$2,837	$91,767	$3,769	$202,830
Total loans	$2,356,761	$69,888	$152,911	$8,113	$2,587,673

The Company's energy sector substandard and doubtful loans excluded from ASC 310-30 totaled $29.3 million and $18.2 million at June 30, 2016 and December 31, 2015, respectively. The increase of $11.1 million was driven primarily by 2 loan relationships downgraded and placed on non-accrual during the first quarter of 2016. Non 310-30 special mention loans within the commercial and industrial, and owner occupied commercial real estate loan classes increased from December 31, 2015, largely due to downgrades of $15.9 million from 3 loan relationships, partially offset by an upgrade from substandard to special mention for 1 loan relationship totaling $7.2 million, during the six months ended June 30, 2016.

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status, loans in bankruptcy, and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At June 30, 2016, the Company measured $35.1 million of impaired loans based on the fair value of the collateral less selling costs and $2.3 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate. Impaired loans totaling $9.1 million that individually were less than $250 thousand each, were measured through the general ALL reserves due to their relatively small size.

At June 30, 2016 and December 31, 2015, the Company’s recorded investments in impaired loans were $46.8 million and $37.4 million, respectively. Impaired loans at June 30, 2016, were primarily comprised of five relationships totaling $30.5 million. Three of the relationships were in the energy sector, one of the relationships was in the agriculture sector, and one of the relationships was in the commercial and industrial sector. All five relationships were on non-accrual status at June 30, 2016. Impaired loans had a collective related allowance for loan losses allocated to them of $15.0 million and $4.4 million at June 30, 2016 and December 31, 2015, respectively.

Additional information regarding impaired loans at June 30, 2016 and December 31, 2015 is set forth in the table below:

	Impaired Loans
	June 30, 2016			December 31, 2015
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$3,268	$3,106	$—	$4,997	$4,995	$—
Owner occupied commercial real estate	2,066	1,817	—	2,218	2,150	—
Agriculture	1,772	1,758	—	1,877	1,878	—
Energy	—	—	—	5,815	5,749	—
Total commercial	7,106	6,681	—	14,906	14,772	—
Commercial real estate non-owner occupied:
Construction	—	—	—	190	188	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	—	—	—	154	153	—
Total commercial real estate	—	—	—	344	341	—
Residential real estate:
Senior lien	1,408	1,293	—	947	941	—
Junior lien	138	133	—	113	112	—
Total residential real estate	1,546	1,426	—	1,060	1,052	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance recorded	$8,652	$8,107	$—	$16,311	$16,165	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$5,483	$3,983	$2,203	$4,537	$4,503	$1,918
Owner occupied commercial real estate	1,255	828	3	1,272	1,117	2
Agriculture	223	177	—	254	248	1
Energy	26,161	25,913	12,726	6,279	6,260	2,127
Total commercial	33,122	30,901	14,932	12,342	12,128	4,048
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	35	35	—	61	59	—
Non-owner occupied	863	808	3	1,642	1,630	274
Total commercial real estate	898	843	3	1,703	1,689	274
Residential real estate:
Senior lien	5,676	5,086	25	5,827	5,701	54
Junior lien	1,942	1,638	13	1,800	1,593	11
Total residential real estate	7,618	6,724	38	7,627	7,294	65
Consumer	243	240	2	86	86	1
Total impaired loans with a related allowance recorded	$41,881	$38,708	$14,975	$21,758	$21,198	$4,388
Total impaired loans	$50,533	$46,815	$14,975	$38,069	$37,363	$4,388

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For six months ended
	June 30, 2016		June 30, 2015
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,564	$138	$16,138	$357
Owner occupied commercial real estate	1,869	49	1,910	35
Agriculture	1,758	—	—	—
Energy	—	—	12,532	—
Total Commercial	8,191	187	30,580	392
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	—	—	—	—
Total commercial real estate	—	—	—	—
Residential real estate:
Senior lien	1,312	14	315	9
Junior lien	136	1	—	—
Total residential real estate	1,448	15	315	9
Consumer	—	—	—	—
Total impaired loans with no related allowance recorded	$9,639	$202	$30,895	$401
With a related allowance recorded:
Commercial:
Commercial and industrial	$4,312	$—	$1,549	$1
Owner occupied commercial real estate	865	7	960	13
Agriculture	179	3	407	2
Energy	26,005	—	—	—
Total Commercial	31,361	10	2,916	16
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	36	1	39	—
Non-owner occupied	823	24	863	26
Total commercial real estate	859	25	902	26
Residential real estate:
Senior lien	5,212	53	5,880	59
Junior lien	1,670	27	1,326	26
Total residential real estate	6,882	80	7,206	85
Consumer	242	—	49	—
Total impaired loans with a related allowance recorded	$39,344	$115	$11,073	$127
Total impaired loans	$48,983	$317	$41,968	$528

Interest income recognized on impaired loans noted in the table above, primarily represents interest earned on accruing troubled debt restructurings. Interest income recognized on impaired loans using the cash-basis method of accounting during the three months ended June 30, 2016 and 2015 was immaterial.

Troubled debt restructurings

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR. At June 30, 2016 and December 31, 2015, the Company had $5.7 million and $8.4 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment.

Non-accruing TDRs at June 30, 2016 and December 31, 2015 totaled $13.1 million and $17.8 million, respectively.

During the six months ended June 30, 2016, the Company restructured twelve loans with a recorded investment of $2.7 million to facilitate repayment. Substantially all of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The table below provides additional information related to accruing TDRs at June 30, 2016 and December 31, 2015:

	Accruing TDRs
	June 30, 2016
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$2,576	$2,610	$2,631	$—
Commercial real estate non-owner occupied	743	758	795	—
Residential real estate	2,401	2,435	2,449	2
Consumer	9	10	9	—
Total	$5,729	$5,813	$5,884	$2

	Accruing TDRs
	December 31, 2015
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$5,874	$5,951	$5,918	$163
Commercial real estate non-owner occupied	388	394	389	—
Residential real estate	2,162	2,234	2,166	2
Consumer	12	15	12	—
Total	$8,436	$8,594	$8,485	$165

The following table summarizes the Company’s carrying value of non-accrual TDRs as of June 30, 2016 and December 31, 2015:

	Non - Accruing TDRs
	June 30, 2016	December 31, 2015
Commercial	$12,069	$16,297
Commercial real estate non-owner occupied	—	816
Residential real estate	775	678
Consumer	207	2
Total	$13,051	$17,793

Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had 1 TDR that was modified within the past 12 months and had defaulted on its restructured terms during the three months ended June 30, 2016, and 5 TDRs that were modified within the past 12 months and had defaulted on their restructured terms during the six months ended June 30, 2016. The defaulted TDRs consisted of 1 energy sector loans totaling $5.8 million, 2 commercial and industrial loans totaling $3.9 million, 1 residential loan totaling $0.1 million, and 1 commercial real estate loan totaling $0.2 million. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings.

During the three and six months ended June 30, 2015, the Company had no TDRs that had been modified within the past 12 months that defaulted on their restructured terms.

Loans accounted for under ASC Topic 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Accretable yield beginning balance	$84,194	$113,463
Reclassification from non-accretable difference	5,646	15,823
Reclassification to non-accretable difference	(4,019)	(1,390)
Accretion	(18,056)	(24,466)
Accretable yield ending balance	$67,765	$103,430

Below is the composition of the net book value for loans accounted for under ASC 310-30 at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Contractual cash flows	$576,242	$627,843
Non-accretable difference	(339,195)	(340,819)
Accretable yield	(67,765)	(84,194)
Loans accounted for under ASC 310-30	$169,282	$202,830

Note 5 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30, 2016
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$28,684	$3,861	$4,325	$296	$37,166
Non 310-30 beginning balance	28,610	3,803	4,289	249	36,951
Charge-offs	(3,375)	—	(140)	(171)	(3,686)
Recoveries	12	56	16	126	210
Provision	4,733	1,298	339	30	6,400
Non 310-30 ending balance	29,980	5,157	4,504	234	39,875
ASC 310-30 beginning balance	74	58	36	47	215
Charge-offs	—	(41)	—	—	(41)
Recoveries	—	—	—	—	—
(Recoupment) provision	(72)	194	(36)	(29)	57
ASC 310-30 ending balance	2	211	—	18	231
Ending balance	$29,982	$5,368	$4,504	$252	$40,106

	Three months ended June 30, 2015
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$11,913	$2,823	$3,787	$350	$18,873
Non 310-30 beginning balance	11,293	2,686	3,787	336	18,102
Charge-offs	(1)	(220)	(95)	(357)	(673)
Recoveries	33	109	—	55	197
Provision	259	262	955	374	1,850
Non 310-30 ending balance	11,584	2,837	4,647	408	19,476
ASC 310-30 beginning balance	620	137	—	14	771
Charge-offs	—	—	—	(14)	(14)
Recoveries	—	—	—	—	—
Provision (recoupment)	12	(11)	2	5	8
ASC 310-30 ending balance	632	126	2	5	765
Ending balance	$12,216	$2,963	$4,649	$413	$20,241

	Six months ended June 30, 2016
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$17,261	$4,166	$5,281	$411	$27,119
Non 310-30 beginning balance	16,473	3,939	5,245	385	26,042
Charge-offs	(3,484)	(276)	(197)	(388)	(4,345)
Recoveries	24	65	23	185	297
Provision	16,967	1,429	(567)	52	17,881
Non 310-30 ending balance	29,980	5,157	4,504	234	39,875
ASC 310-30 beginning balance	788	227	36	26	1,077
Charge-offs	—	(41)	—	—	(41)
Recoveries	—	—	—	—	—
(Recoupment) provision	(786)	25	(36)	(8)	(805)
ASC 310-30 ending balance	2	211	—	18	231
Ending balance	$29,982	$5,368	$4,504	$252	$40,106
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$14,933	$3	$39	$2	$14,977
Non 310-30 loans collectively evaluated for impairment	15,047	5,154	4,465	232	24,898
ASC 310-30 loans	2	211	—	18	231
Total ending allowance balance	$29,982	$5,368	$4,504	$252	$40,106
Loans:
Non 310-30 individually evaluated for impairment	$37,265	$842	$7,369	$240	$45,716
Non 310-30 collectively evaluated for impairment	1,406,609	423,178	667,461	26,258	2,523,506
ASC 310-30 loans	46,875	101,719	19,341	1,347	169,282
Total loans	$1,490,749	$525,739	$694,171	$27,845	$2,738,504

	Six months ended June 30, 2015
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$10,384	$3,042	$3,771	$416	$17,613
Non 310-30 beginning balance	9,916	2,820	3,743	413	16,892
Charge-offs	(51)	(222)	(177)	(565)	(1,015)
Recoveries	54	124	30	138	346
Provision	1,665	115	1,051	422	3,253
Non 310-30 ending balance	11,584	2,837	4,647	408	19,476
ASC 310-30 beginning balance	468	222	28	3	721
Charge-offs	—	—	—	(14)	(14)
Recoveries	—	—	—	—	—
Provision (recoupment)	164	(96)	(26)	16	58
ASC 310-30 ending balance	632	126	2	5	765
Ending balance	$12,216	$2,963	$4,649	$413	$20,241
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$685	$6	$202	$—	$893
Non 310-30 loans collectively evaluated for impairment	10,899	2,831	4,445	408	18,583
ASC 310-30 loans	632	126	2	5	765
Total ending allowance balance	$12,216	$2,963	$4,649	$413	$20,241
Loans:
Non 310-30 individually evaluated for impairment	$32,940	$884	$7,371	$46	$41,241
Non 310-30 collectively evaluated for impairment	1,131,346	269,492	615,796	29,354	2,045,988
ASC 310-30 loans	39,903	166,481	31,162	3,749	241,295
Total loans	$1,204,189	$436,857	$654,329	$33,149	$2,328,524

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

The Company had $3.5 million and $4.0 million net charge-offs of non 310-30 loans during the three and six months ended June 30, 2016, respectively. Credit quality remained at acceptable levels within the non 310-30 loan portfolio during the three and six months ended June 30, 2016, with the exception of the energy sector portfolio. Management's evaluation resulted in a provision for loan losses on the non 310-30 loans of $6.4 million and $17.9 million during the three and six months ended June 30, 2016, respectively. The increase in provision was driven by a net $4.3 million increase in reserves against the energy sector portfolio for the three months ended June 30, 2016 and a net $15.0 million increase for the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement resulted in a net provision of $57 thousand and a net recoupment of $805 thousand for the three and six months ended June 30, 2016, respectively, which was comprised primarily of a provision of $195 thousand in the non-owner occupied commercial real estate segment, offset by recoupments of $73 thousand and $3 thousand in the commercial real estate and residential real estate segments, respectively, for the three months ended June 30, 2016, and primarily a recoupment of $786 thousand in the commercial segment for the six months ended June 30, 2016.

The Company had $0.5 million and $0.7 million net charge offs of non ASC 310-30 loans during the three and six months ended June 30, 2015, respectively. Strong credit quality trends in the non 310-30 loan portfolio continued during the three and six months ended June 30, 2015, and management’s evaluation resulted in a provision for loan losses on the non 310-30 loans of $1.9 million and $3.3 million, respectively.

During the six months ended June 30, 2015, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in a net provision of $8 thousand and $58 thousand for the three and six months ended June 30, 2015, which were comprised primarily of provision of $12 thousand and $164 thousand in the commercial segment during the three and six months ended June 30, 2015, respectively, and recoupment of $11 thousand and $96 thousand in the non-owner occupied commercial real estate segment, respectively, during the three and six months ended June 30, 2015.

Note 6 Other Real Estate Owned

A summary of the activity in the OREO balances during the six months ended June 30, 2016 and 2015 is as follows:

	For the six months ended June 30,
	2016	2015
Beginning balance	$20,814	$29,120
Transfers from loan portfolio, at fair value	3,654	920
Impairments	(104)	(757)
Sales, net	(1,122)	(8,916)
Ending balance	$23,242	$20,367

At June 30, 2016 and December 31, 2015, OREO balances excluded $1.6 million and $5.5 million, respectively, of the Company’s minority interests in OREO, which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests. Included in Sales, net are net gains of $2.0 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively.

Note 7 Borrowings

As a member of the FHLB of Topeka, the Bank has access to term financing from the FHLB. These borrowings are secured under an advance, pledge and securities agreement, which includes primarily mortgage-backed securities. Total advances at both June 30, 2016 and December 31, 2015 were $40.0 million, with maturity dates of 2016 - 2020 and interest rates of 0.84% - 2.33%. All of the outstanding advances have fixed interest rates. Interest expense related to FHLB advances totaled $166 thousand and $332 thousand for the three and six months ended June 30, 2016.

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

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at June 30, 2016, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

In February 2016, the Bank received approval from the Colorado Division of Banking and the Federal Reserve Bank of Kansas City to permanently reduce the Bank's capital by $140.0 million. As a result, the Bank distributed $140.0 million cash to the Company in February 2016.

At June 30, 2016 and December 31, 2015, the most recent regulatory notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

	June 30, 2016
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.0%	$520,384	N/A	N/A	4.0%	$188,492
NBH Bank	8.3%	387,176	4.5%	$209,989	4.0%	186,657
Common equity tier 1 risk-based capital:
Consolidated	16.2%	$520,384	N/A	N/A	4.5%	$212,053
NBH Bank	12.1%	387,176	6.5%	$303,318	4.5%	209,989
Tier 1 risk-based capital ratio:
Consolidated	16.2%	$520,384	N/A	N/A	6.0%	$192,336
NBH Bank	12.1%	387,176	8.0%	$255,409	6.0%	191,556
Total risk-based capital ratio:
Consolidated	17.5%	$560,302	N/A	N/A	8.0%	$256,448
NBH Bank	13.4%	427,095	10.0%	$319,216	8.0%	255,409

	December 31, 2015
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.8%	$550,368	N/A	N/A	4.0%	$187,325
NBH Bank	11.2%	519,766	5.0%	$464,078	4.0%	185,631
Common equity tier 1 risk-based capital:
Consolidated	17.5%	$550,368	N/A	N/A	4.5%	$210,741
NBH Bank	16.6%	519,766	6.5%	$301,651	4.5%	208,835
Tier 1 risk-based capital ratio:
Consolidated	17.5%	$550,368	N/A	N/A	6.0%	$189,101
NBH Bank	16.6%	519,766	8.0%	$344,989	6.0%	188,176
Total risk-based capital ratio:
Consolidated	18.4%	$578,448	N/A	N/A	8.0%	$252,134
NBH Bank	17.5%	547,846	10.0%	$376,352	8.0%	250,901

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

As of June 30, 2016, the aggregate number of shares of Class A common stock available for issuance under the 2014 Plan is 5,073,073 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders.

To date, the Company has issued stock options, restricted stock, and performance stock units under the plans. The Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.

Stock options

The Company issued stock options in accordance with the 2014 Plan during the six months ended June 30, 2016. The options granted during the six months ended June 30, 2016 are time-vesting over a 3-year period.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest on a graded basis over 1-4 years of continuous service and have 7-10 year contractual terms.

The following table summarizes stock option activity for the six months ended June 30, 2016:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term in	Intrinsic
	Options	Price	Years	Value
Outstanding at December 31, 2015	2,596,251	$19.84	4.77	$3,968
Granted	167,163	19.57
Forfeited	(21,480)	18.86
Surrendered	(35,841)	20.54
Exercised	(842)	20.53
Expired	(1,499)	19.82
Outstanding at June 30, 2016	2,703,752	$19.82	4.50	$1,433
Options exercisable at June 30, 2016	2,346,123	$19.91	3.83	$364
Options expected to vest	352,816	$19.34	8.48	$1,352

Stock option expense is included in salaries and benefits in the consolidated statements of operations and totaled $0.2 million for the three months ended June 30, 2016 and 2015, and $0.4 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was $0.9 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.3 years.

Restricted stock awards

During the six months ended June 30, 2016, the Company granted restricted stock awards in accordance with the 2014 Plan totaling 84,091 shares. The restricted stock awards vest over a range of a 1 - 3 year period. The fair value of restricted stock awards is determined based on the closing stock price of Company common shares on the grant date. The weighted-average grant date fair value of the restricted stock awards granted was $19.61 per share. As of June 30, 2016, the total unrecognized compensation cost related to non-vested awards totaled $2.5 million, and is expected to be recognized over a weighted average period of approximately 1.96 years.

Market-based stock awards

During the six months ended June 30, 2016, the Company granted market-based stock awards of 26,594 shares in accordance with the 2014 Plan. These shares have a five-year performance period. The restricted stock shares vest upon the later of the Company’s stock price achieving an established price goal during the performance period, and the third anniversary of the date of grant. The fair value of these awards was determined using a Monte Carlo Simulation at grant date. The grant date fair value of these awards was $11.28. As of June 30, 2016, the total unrecognized compensation cost related to non-vested awards totaled $0.2 million, and is expected to be recognized over a weighted average period of approximately 2.7 years.

Performance stock units

During the six months ended June 30, 2016, the Company granted 91,342 performance stock units in accordance with the 2014 Plan. These performance stock units granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period. The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. The Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit of the EPS target portion and the TSR target portion was $19.56 and $16.52, respectively. As of June 30, 2016, the total unrecognized compensation cost related to non-vested units totaled $1.2 million, and is expected to be recognized over a weighted average period of approximately 2.7 years.

The following table summarizes restricted stock and performance stock activity for the six months ended June 30, 2016:

		Weighted		Weighted
	Restricted	Average Grant-	Performance	Average Grant-
	Shares	Date Fair Value	Stock Units	Date Fair Value
Unvested at December 31, 2015	836,031	$15.42	—	$—
Vested	(68,085)	18.93	—	—
Granted	110,685	18.92	91,342	18.22
Forfeited	(14,747)	18.86	(2,870)	18.22
Surrendered	(33,466)	19.93	—	—
Unvested at June 30, 2016	830,418	$15.40	88,472	$18.22

Expense related to non-vested restricted awards and units totaled $0.7 million during the three months ended June 30, 2016 and 2015, and $1.4 million and $1.2 million during the six months ended June 30, 2016 and 2015, respectively, and is included in salaries and benefits in the consolidated statements of operations.

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

Under the ESPP, employees purchased 10,458 shares during the six months ended June 30, 2016. There were 375,057 shares available for issuance under the ESPP at June 30, 2016.

Note 10 Warrants

The Company had 725,750 outstanding warrants to purchase Company stock as of June 30, 2016 and December 31, 2015, respectively. The warrants were granted to certain lead shareholders of the Company at the time of the Company’s initial capital raise (2009-2010), all with an exercise price of $20.00 per share. During December 2015, the company modified its remaining warrant agreements resulting in the reclassification of $3.1 million to additional paid-in capital included in the consolidated statements of financial condition as of June 30, 2016. The modified term of the warrants is for ten years and six months from the date of grant and the expiration dates of the warrants range from April 20, 2020 - September 23, 2020.

Prior to the warrants reclassification to additional paid-in-capital during the fourth quarter of 2015, the warrants were revalued each reporting period. The Company recorded an expense of $0.5 million and $0.1 million for the three and sixth months ended June 30, 2015, respectively, in the consolidated statements of operations, resulting from the change in fair value of the warrant liability.

Note 11 Common Stock

On January 21, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. The remaining authorization under this program as of June 30, 2016 provides a total $23.2 million.

The Company had 28,810,883 shares of Class A common stock outstanding as of June 30, 2016, and 30,358,509 shares of Class A common stock outstanding as of December 31, 2015. Additionally, as of June 30, 2016 and December 31, 2015, the Company had 830,418 and 836,031 shares, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

Note 12 Income Per Share

The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 9.

The Company had 28,810,883 and 35,053,339 shares outstanding (inclusive of Class A and B) as of June 30, 2016 and 2015, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and six months ended June 30, 2016 and 2015.

The following table illustrates the computation of basic and diluted income per share for the three and six months ended June 30, 2016 and 2015:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income (loss)	$4,504	$(1,341)	$4,755	$(95)
Less: earnings allocated to participating securities	(12)	—	(25)	—
Earnings (loss) allocated to common shareholders	$4,492	$(1,341)	$4,730	$(95)
Weighted average shares outstanding for basic earnings per common share	29,215,822	36,164,617	29,666,570	37,091,412
Dilutive effect of equity awards	49,461	—	37,643	—
Dilutive effect of warrants	13,476	—	3,166	—
Weighted average shares outstanding for diluted earnings per common share	29,278,759	36,164,617	29,707,379	37,091,412
Basic earnings (loss) per share	$0.15	$(0.04)	$0.16	$0.00
Diluted earnings (loss) per share	$0.15	$(0.04)	$0.16	$0.00

The Company had 2,703,752 and 3,058,821 outstanding stock options to purchase common stock at weighted average exercise prices of $19.82 and $19.86 per share at June 30, 2016 and 2015, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, the Company had outstanding warrants to purchase shares of the Company’s common stock totaling 725,750 and 830,750 as of June 30, 2016 and 2015, respectively. The warrants have an exercise price of $20.00, which were in-the-money for purposes of dilution calculations during the three and six months ended June 30, 2016, and out-of-the-money during the three and six months ended June 30, 2015. The Company had 918,890 and 1,043,228 unvested restricted shares and units issued as of June 30, 2016 and 2015, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Note 13 Income Taxes

The income tax rate for the three months ended June 30, 2016 and 2015 was an expense of 17.9% and 106.6%, respectively. The income tax rate for the six months ended June 30, 2016 and 2015 was an expense of 19.8% and an expense of 154.6%, respectively. The three month and six months ended June 30, 2016 rate was calculated based on a full year forecast method. The quarterly tax rate differs from the federal statutory rate primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

The tax rate for the three and six months ended June 30, 2016 is not comparable to the three and six months ended June 30, 2015 as the Company moved from recording income tax expense on a discrete quarter basis in 2015 to a full year forecast method in 2016. The three and six months ended June 30, 2015 included income from tax-exempt lending and bank-owned life insurance which exceeded the amount of pre-tax income and would have resulted in a net benefit, however, write-offs of deferred tax assets associated with stock based compensation forfeitures resulted in income tax expense for both periods of 2015. See management’s discussion and analysis for further information.

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

Fair values of derivative instrument of the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2016 and December 31, 2015.

Information about the valuation methods used to measure fair value is provided in note 16 of the consolidated financial statements.

		Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2016	2015	Location	2016	2015
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$4	$388	Other liabilities	$23,262	$6,232
Forward contracts	Other assets	—	—	Other liabilities	178	—
Total derivatives designated as hedging instruments		$4	$388		$23,440	$6,232

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$4,461	$1,959	Other liabilities	$4,771	$2,083
Interest rate lock commitments	Other assets	332	—	Other liabilities	—	—
Forward loan sales agreements	Loans held for sale	82	—	Loans held for sale	—	—
Total derivatives not designated as hedging instruments		$4,875	$1,959		$4,771	$2,083

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2016, the Company had thirty-seven interest rate swaps with a notional amount of $317.2 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. The Company had thirty-one outstanding interest rate swaps with a notional amount of $273.3 million that were designated as fair value hedges of interest rate risk associated with Company’s fixed-rate loans as of December 31, 2015.

As part of its mortgage banking activities, the Company enters into forward contracts to hedge the change in the value of interest rate lock commitments between the time the locks are extended to borrowers and the time the loans are committed to an investor or allocated to a trade. As of June 30, 2016, the Company had twenty-three forward contracts with a notional value of $17.5 million. At December 31, 2015, the Company had no mandatory mortgage banking derivative financial instruments, and the best efforts mortgage banking derivatives were immaterial to the consolidated financial statements.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2016, the Company recognized a net loss of $640 thousand and $1.3 million, respectively, in non-interest income related to hedge ineffectiveness. During the three and six months ended June 30 2015, the Company recognized a net gain of $405 thousand and $266 thousand, respectively, in non-interest income related to hedge ineffectiveness.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2016, the Company had twenty-five matched interest rate swap transactions with an aggregate notional amount of $77.7 million related to this program. As of December 31, 2015, the Company had twenty matched interest rate swap transactions with an aggregate notional amount of $68.1 million related to this program.

As part of its mortgage banking activities, the Company enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs ("best efforts") or commits to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Fair value changes of certain loans under interest rate lock commitments are hedged with forward sales contracts of mortgage backed securities ("MBS"). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in non-interest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.

Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Company does not expect any counterparty to any MBS contract to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that, if the Company fails to deliver the loans subject to interest rate risk lock commitments, it will still be obligated to “pair off” MBS to the counterparty under the forward sales agreement. Should this be required, the Company could incur significant costs in acquiring replacement loans and such costs could have an adverse effect on the consolidated financial statements.

The fair value of the mortgage banking derivative is recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.

The Company had ninety-one interest rate lock commitments with a notional value of $16.3 million at June 30, 2016. The Company had fourteen forward loan sales commitments with a notional value of $2.4 million at June 30, 2016. At December 31, 2015, the Company had no mandatory delivery interest rate lock commitments or forward loan sales commitments, and the best efforts mortgage banking derivatives were immaterial to the consolidated financial statements.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:

	Location of loss	Amount of loss recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
hedging relationships	derivatives	2016	2015	2016	2015
Interest rate products	Other non-interest income	$(6,513)	$5,256	$(17,414)	$3,104
Forward contracts	Other non-interest income	(178)	—	(178)	—
Total derivatives in fair value hedging relationships		$(6,691)	$5,256	$(17,592)	$3,104

	Location of gain (loss)	Amount of gain (loss) recognized in income on hedged items
	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
Hedged items	hedged items	2016	2015	2016	2015
Interest rate products	Other non-interest income	$6,051	$(4,851)	$16,281	$(2,839)
Total hedged items		$6,051	$(4,851)	$16,281	$(2,839)

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
as hedging instruments	derivatives	2016	2015	2016	2015
Interest rate products	Other non-interest expense	$(89)	$65	$(183)	$26
Interest rate lock commitments	Other non-interest income	332	—	332	—
Forward loan sales agreements	Gain on sale of mortgages, net	82	—	82	—
Total		$325	$65	$231	$26

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

As of June 30, 2016 and December 31, 2015, the termination value of derivatives in a net liability position related to these agreements was $29.2 million and $9.0 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of June 30, 2016 and December 31, 2015, the Company had posted $31.2 million and $8.2 million, respectively, in eligible collateral. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

Note 15 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At June 30, 2016 and December 31, 2015, the Company had loan commitments totaling $542.7 million and $627.2 million, respectively, and standby letters of credit that totaled $9.6 million and $9.8 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Commitments to fund loans	$138,706	$261,004
Credit card lines of credit	—	18,418
Unfunded commitments under lines of credit	404,029	347,822
Commercial and standby letters of credit	9,635	9,770
Total	$552,370	$637,014

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

Credit card lines of credit—The Company extends lines of credit to clients through the use of credit cards issued by the Bank. These lines of credit represent the maximum amounts allowed to be funded, many of which will not exhaust the established limits, and as such, these amounts are not necessarily representations of future cash requirements or credit exposure. During the first quarter of 2016, the Company sold its credit card lines of credit and entered into a joint marketing agreement with an unrelated third-party. As a result of this action, the Company will be able to better provide small business and consumers with access to a more competitive suite of products and services that allow us more opportunity to deepen relationships with our clients and generate additional revenue. Under this agreement the Company will share in interchange fee income and receive a referral fee for each new client account.

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the six months ended June 30, 2016 and 2015, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At June 30, 2016 and December 31, 2015, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2. At June 30, 2016 and December 31, 2015, the Company’s level 2 securities included mortgage-backed securities comprised of residential mortgage pass-through securities, and other residential mortgage-backed securities. All other investment securities are classified as level 3.

Interest rate swap derivatives—The Company's derivative instruments are limited to interest rate swaps that may be accounted for as fair value hedges or non-designated hedges. The fair values of the swaps incorporate credit valuation adjustments in order to appropriately reflect nonperformance risk in the fair value measurements. The credit valuation adjustment is the dollar amount of the fair value adjustment related to credit risk and utilizes a probability weighted calculation to quantify the potential loss over the life of the trade. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying the respective counterparties’ credit spreads to the exposure offset by marketable collateral posted, if any. Certain derivative transactions are executed with counterparties who are large financial institutions ("dealers"). International Swaps and Derivative Association Master Agreements ("ISDA") and Credit Support Annexes ("CSA") are employed for all contracts with dealers. These contracts contain bilateral collateral arrangements. The fair value inputs of these financial instruments are determined using discounted cash flow analysis through the use of third-party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk, and are classified as level 2.

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$274,242	$—	$274,242
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	766,194	—	766,194
Municipal securities	—	4,886	306	5,192
Other securities	—	—	419	419
Interest rate swap derivatives	—	4,465	—	4,465
Mortgage banking derivatives	—	—	414	414
Total assets at fair value	$—	$1,049,787	$1,139	$1,050,926
Liabilities:
Interest rate swap derivatives	$—	$28,033	$—	$28,033
Mortgage banking derivatives	—	—	178	178
Total liabilities at fair value	$—	$28,033	$178	$28,211

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$310,978	$—	$310,978
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	845,543	—	845,543
Municipal securities	—	—	306	306
Other securities	—	—	419	419
Interest rate swap derivatives	—	2,347	—	2,347
Total assets at fair value	$—	$1,158,868	$725	$1,159,593
Liabilities:
Interest rate swap derivatives	$—	$8,315	$—	$8,315
Total liabilities at fair value	$—	$8,315	$—	$8,315

The table below details the changes in level 3 financial instruments during the six months ended June 30, 2016 and June 30, 2015:

	Other	Municipal	Mortgage banking
	securities	securities	derivatives, net
Balance at December 31, 2014	$419	$—	$—
Net change in Level 3	—	—	—
Balance at June 30, 2015	$419	$—	$—

Balance at December 31, 2015	$419	$306	$—
Gain included in earnings, net	—	—	236
Net change in Level 3	—	—	236
Balance at June 30, 2016	$419	$306	$236

Fair Value Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. During the six months ended June 30, 2016, the Company measured six loans not accounted for under ASC 310-30 at fair value on a non-recurring basis. These loans carried specific reserves totaling $14.9 million at June 30, 2016. During the six months ended June 30, 2016, the Company added specific reserves of $13.2 million for three loans with carrying balances of $28.9 million at June 30, 2016. The Company also decreased specific reserves of $2.7 million for five loans during the six months ended June 30, 2016.

The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.

OREO is recorded at the lower of the cost basis or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $0.1 million and $0.8 million of OREO impairments in its consolidated statements of operations during the six months ended June 30, 2016 and 2015, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the six months ended June 30, 2016 and 2015:

	June 30, 2016
	Total	Losses from fair value changes
Other real estate owned	$23,242	$104
Impaired loans	46,815	4,019

	June 30, 2015
	Total	Losses from fair value changes
Other real estate owned	$20,367	$757
Impaired loans	41,241	110
Premise and Equipment	813	1,089

The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the six months ended June 30, 2016.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of June 30, 2016. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO and premise and equipment. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved:

	Fair value at
	June 30, 2016	Valuation Technique	Unobservable Input	Qualitative Measures
Other available-for-sale securities	$419	Par value	Par value
Municipal securities	306	Par value	Par value
Impaired loans	46,815	Appraised value	Appraised values
			Discount rate	0% - 25%

Note 17 Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The fair value of financial instruments at June 30, 2016 and December 31, 2015, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair value	June 30, 2016		December 31, 2015
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$147,939	$147,939	$166,092	$166,092
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	274,242	274,242	310,978	310,978
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	766,194	766,194	845,543	845,543
Municipal securities	Level 2	4,886	4,886	—	—
Municipal securities	Level 3	306	306	306	306
Other available-for-sale securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	302,852	309,598	340,131	342,812
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	78,320	78,507	87,372	85,773
Non-marketable securities	Level 2	12,304	12,304	22,529	22,529
Loans receivable, net	Level 3	2,698,398	2,811,598	2,560,554	2,613,381
Loans held-for-sale	Level 2	9,690	9,690	13,292	13,292
Accrued interest receivable	Level 2	11,509	11,509	12,190	12,190
Interest rate swap derivatives	Level 2	4,465	4,465	2,347	2,347
Mortgage banking derivatives	Level 3	414	414	—	—
LIABILITIES
Deposit transaction accounts	Level 2	2,626,847	2,626,847	2,646,794	2,646,794
Time deposits	Level 2	1,174,098	1,174,828	1,193,883	1,182,098
Securities sold under agreements to repurchase	Level 2	126,146	126,146	136,523	136,523
Federal Home Loan Bank advances	Level 2	40,000	41,157	40,000	40,919
Accrued interest payable	Level 2	4,469	4,469	4,319	4,319
Interest rate swap derivatives	Level 2	28,033	28,033	8,315	8,315
Mortgage banking derivatives	Level 3	178	178	—	—

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

Note 18 Subsequent Event

On August 5, 2016, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s common stock from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. This authorization is in addition to the share repurchase authority that was previously authorized by the Company’s Board of Directors on January 21, 2016.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and six months ended June 30, 2016, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2015, 2014, and 2013. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

On December 31, 2015, our bank subsidiary converted to a Colorado state-charted bank and changed its name from NBH Bank, N.A. to NBH Bank. All references to NBH Bank should be considered synonymous with references to NBH Bank, N.A. prior to the name change.

All amounts are in thousands, except share data, or as otherwise noted.

Overview

National Bank Holdings Corporation is a bank holding company formed in 2009, with banking operations beginning in October 2010. We completed an initial public offering of our stock on September 20, 2012, when we began trading on the NYSE under the ticker symbol “NBHC.” Through our subsidiary, NBH Bank, we provide a variety of banking products to both commercial and consumer clients through a network of 91 banking centers, located in Colorado, the greater Kansas City area and Texas, and through online and mobile banking products. We operate under the following brand names: Community Banks of Colorado in Colorado, Bank Midwest in Kansas and Missouri, and Hillcrest Bank in Texas.

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

As of June 30, 2016 we had $4.6 billion in assets, $2.7 billion in loans, $3.8 billion in deposits and $0.6 billion in equity. We believe that our established presence positions us well for growth opportunities. Our focus is on building strong banking relationships with small to mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid financial services franchise with a sizable presence for deposit gathering and client relationship building necessary for growth.

Operating Highlights and Key Challenges

Our operations resulted in the following highlights as of and for the six months ended June 30, 2016 (except as noted):

Loan portfolio

•	Total loans were $2.7 billion, a $150.8 million increase, or 11.7%, annualized
•	Organic loan originations totaled $480.3 million.
•	Originated loans totaled $2.4 billion and increased $212.6 million, or 19.6%, annualized.

Credit quality

•	A provision for loan losses on the non 310-30 loans of $17.9 million compared to $3.3 million in 2015 was driven by increased reserves against the energy sector portfolio of $15.0 million.

•

Net charge-offs within the non 310-30 portfolio totaled 0.32%, annualized, increasing from 0.12% for the full year of 2015, driven by a $3.4 million previously reserved charge-off on a resolved energy sector loan in the second quarter of this year.

•

Non-performing non 310-30 loans represented 1.46% of total non 310-30 loans, compared to 1.08% at December 31, 2015, the increase driven by two energy sector credits totaling $20.1 million placed on non-accrual in the first quarter of this year. Outside of the energy sector loans, the loan portfolio credit profile remains strong as evidenced by the non-performing loans to total loans ratio of 0.44%.

•

The classified ratio for the 310-30 loan portfolio totaled 2.3%. Outside of the energy sector, the classified ratio improved from 2.1% of non 310-30 loans as of December 31, 2015 to 1.4% as of June 30, 2016.

Client deposit funded balance sheet

•

Total deposits and client repurchase agreements averaged $4.0 billion and decreased $7.0 million from the first six months of the prior year as the increase in average transaction deposits of $250.1 million was offset by lower average time deposits of $134.0 million and lower average client repurchase agreements of $123.1 million.

•	Transaction account balances improved to 69.1% of total deposits as of June 30, 2016 from 68.9% at December 31, 2015.
•	As of June 30, 2016, total deposits and client repurchase agreements made up 97.5% of our total liabilities.

Revenues and expenses

•

Net interest income totaled $72.8 million, a decrease of $5.5 million, or 7.1%, from the first six months of 2015. On a fully taxable equivalent basis, net interest income totaled $74.8 million and decreased $4.5 million, or 5.6%, from the first six months of 2015. Lower levels of higher-yielding 310-30 loans and investment portfolio paydowns decreased interest income $11.0 million and was partially offset by a $6.4 million increase in non 310-30 interest income from new loan originations.

•

Non-interest income was $18.4 million during the first six months of 2016, compared to $2.3 million for the first six months of the prior year, an increase of $16.1 million. The increase was primarily driven by negative $14.6 million of FDIC-related income in the prior year coupled with a $1.8 million gain on sale of a building this year and growth in other fee income categories.

•

Non-interest expense totaled $68.2 million during the first six months of 2016, decreasing $8.9 million, or 11.5%, compared to the first six months of the prior year. The decrease was partially due to lower salaries and benefits, professional fees occupancy and equipment expenses totaling $2.0 million. Other non-interest expenses were also lower $4.1 million, primarily due to lower telecommunications and data processing expense benefiting from the core system conversion and lower marketing expense. Problem asset workout expenses decreased $1.7 million compared to the prior year consistent with the decrease in acquired problem credits. Additionally, the prior period included banking center consolidation related expenses of $1.1 million and warrant liability expenses of $0.1 million.

Strong capital position

•

Capital ratios are strong as our capital position remains in excess of federal bank regulatory thresholds. As of June 30, 2016, our consolidated tier 1 leverage ratio was 11.04% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 16.23%.

•

The after-tax accretable yield on ASC 310-30 loans plus the after-tax yield on the FDIC indemnification asset, net, in excess of 4.0%, an approximate yield on new loan originations, and discounted at 5%, adds $0.99 per share to our tangible book value per share as of June 30, 2016.

•

During the six months ended June 30, 2016, we repurchased 1.6 million shares, or 5.4% of outstanding shares, at a weighted average price of $19.67 per share. Since early 2013 and through June 30, 2016, we have repurchased 23.8 million shares, or 45.4% of outstanding shares, at an attractive weighted average price of $19.87 per share.

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

Oil and gas prices declined significantly during 2015 and declined even further to new lows through the first quarter of 2016. The full impact to the broad economy, to banks in general, and to us, is yet to be determined. Energy loans comprise 3.8% of our total loans and prolonged or further pricing pressure on oil and gas could lead to additional credit stress in our energy portfolio. Suppressed energy prices may lead to an increase in consumer spending in the short term, but the decline could have unpredictable secondary impacts such as job losses in industries tied to energy, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify. During the six months ended June 30, 2016, the Company increased reserves against the energy sector portfolio by $15.0 million.

Total loans ended the quarter at $2.7 billion, increasing $150.8 million during the six months ended June 30, 2016, or 11.7%, annualized, on the strength of $480.3 million of loan originations that were partially offset by loan paydowns, particularly in our acquired problem loan portfolio. Our acquired loans have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. The tepid economic recovery, global economic uncertainty and intense loan competition have kept interest rates low during the six months ended June 30, 2016, limiting the yields we have been able to obtain on originated loans. During the six months ended June 30, 2016, our weighted average yield on loan originations was 3.74% (fully taxable equivalent), which is lower than the 2015 weighted average yield of our total loan portfolio of 5.71% (fully taxable equivalent). We expect downward pressure on the yields on our total loan portfolio to the extent that our originated loan portfolio does not provide sufficient yields to replace the high yields on the acquired loan portfolio as they pay down or pay off. Growth in our interest income will ultimately be dependent on our ability to generate sufficient volumes of high-quality originated loans.

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

In evaluating the financial statement line items described above, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for the periods indicated:

	As of and for the three months ended			As of and for the six months ended
	June 30, 2016	December 31, 2015	June 30, 2015	June 30, 2016	June 30, 2015
Key Ratios(1)
Return on average assets	0.38%	0.28%	(0.11)%	0.20%	0.00%
Return on average tangible assets(2)	0.45%	0.36%	(0.04)%	0.28%	0.06%
Return on average tangible assets before provision for loan losses and taxes (fully taxable equivalent)(2)	1.22%	1.31%	0.26%	1.20%	0.30%
Return on average equity	3.01%	2.13%	(0.72)%	1.57%	(0.03)%
Return on average tangible common equity(2)	3.98%	2.97%	(0.31)%	2.36%	0.45%
Interest earning assets to interest bearing liabilities (end of period)(3)	135.31%	133.71%	136.82%	135.31%	136.82%
Loans to deposits ratio (end of period)	72.30%	67.72%	62.15%	72.30%	62.15%
Non-interest bearing deposits to total deposits (end of period)	21.89%	21.22%	20.67%	21.89%	20.67%
Net interest margin(4)	3.17%	3.64%	3.48%	3.37%	3.52%
Net interest margin (fully taxable equivalent)(2)(4)	3.26%	3.73%	3.53%	3.47%	3.56%
Interest rate spread(5)	3.15%	3.61%	3.41%	3.35%	3.44%
Yield on earning assets(3)	3.50%	3.97%	3.81%	3.71%	3.84%
Yield on earning assets (fully taxable equivalent)(2)(3)	3.60%	4.05%	3.86%	3.80%	3.88%
Cost of interest bearing liabilities(3)	0.45%	0.44%	0.45%	0.45%	0.44%
Cost of deposits	0.36%	0.35%	0.37%	0.35%	0.37%
Non-interest expense to average assets	2.80%	3.55%	3.33%	2.91%	3.18%
Efficiency ratio (fully taxable equivalent)(2)(6)	69.00%	72.61%	92.66%	70.23%	91.29%

Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	1.37%	0.99%	0.65%	1.37%	0.65%
Non-performing assets to total loans and OREO	2.23%	1.81%	1.55%	2.23%	1.55%
Allowance for loan losses to total loans	1.46%	1.05%	0.87%	1.46%	0.87%
Allowance for loan losses to non-performing loans	107.16%	105.74%	134.25%	107.16%	134.25%
Net charge-offs to average loans(1)	0.55%	0.33%	0.09%	0.32%	0.06%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation below.
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

A reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures is as follows.

Reconciliation of Non-GAAP Financial Measures

	June 30, 2016	December 31, 2015	June 30, 2015
Total shareholders' equity	$598,910	$617,544	$718,266
Less: goodwill and intangible assets, net	(69,320)	(72,060)	(73,840)
Add: deferred tax liability related to goodwill	8,547	7,772	6,997
Tangible common equity (non-GAAP)	$538,137	$553,256	$651,423

Total assets	$4,627,820	$4,683,908	$4,777,850
Less: goodwill and intangible assets, net	(69,320)	(72,060)	(73,840)
Add: deferred tax liability related to goodwill	8,547	7,772	6,997
Tangible assets (non-GAAP)	$4,567,047	$4,619,620	$4,711,007

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	12.95%	13.18%	15.03%
Less: impact of goodwill and intangible assets, net	(1.17)%	(1.20)%	(1.20)%
Tangible common equity to tangible assets (non-GAAP)	11.78%	11.98%	13.83%

Common book value per share calculations:
Total shareholders' equity	$598,910	$617,544	$718,266
Divided by: ending shares outstanding	28,810,883	30,358,509	35,053,339
Common book value per share	$20.79	$20.34	$20.49

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$538,137	$553,256	$651,423
Divided by: ending shares outstanding	28,810,883	30,358,509	35,053,339
Tangible common book value per share (non-GAAP)	$18.68	$18.22	$18.58

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$538,137	$553,256	$651,423
Less: accumulated other comprehensive income, net of tax	(11,278)	(95)	(4,444)
Tangible common book value, excluding accumulated other comprehensive income, net of tax (non-GAAP)	526,859	553,161	646,979
Divided by: ending shares outstanding	28,810,883	30,358,509	35,053,339
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$18.29	$18.22	$18.46

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the six months ended
	June 30, 2016	December 31, 2015	June 30, 2015	June 30, 2016	June 30, 2015
Net income (loss)	$4,504	$3,340	$(1,341)	$4,755	$(95)
Add: impact of core deposit intangible amortization expense, after tax	836	836	815	1,671	1,630
Net income (loss) adjusted for impact of core deposit intangible amortization expense, after tax	$5,340	$4,176	$(526)	$6,426	$1,535

Income (loss) before income taxes FTE (non-GAAP)	6,523	8,623	(98)	7,939	1,119
Add: impact of core deposit intangible amortization expense, before tax	1,370	1,370	1,336	2,740	2,672
Add: provision for loan losses	6,457	5,423	1,858	17,076	3,311
FTE income adjusted for impact of core deposit intangible amortization expense and provision (non-GAAP)	$14,350	$15,416	$3,096	$27,755	$7,102

Average assets	$4,783,298	$4,723,132	$4,868,820	$4,708,049	$4,891,832
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(61,445)	(64,954)	(67,651)	(62,130)	(68,317)
Average tangible assets (non-GAAP)	$4,721,853	$4,658,179	$4,801,169	$4,645,919	$4,823,515

Average shareholders' equity	$601,142	$622,239	$742,126	$608,676	$761,189
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(61,445)	(64,954)	(67,651)	(62,130)	(68,317)
Average tangible common equity (non-GAAP)	$539,697	$557,285	$674,475	$546,546	$692,872

Return on average assets (non-GAAP)	0.38%	0.28%	(0.11)%	0.20%	0.00%
Return on average tangible assets (non-GAAP)	0.45%	0.36%	(0.04)%	0.28%	0.06%
Return on average tangible assets before provision for loan losses and taxes FTE (non-GAAP)	1.22%	1.31%	0.26%	1.20%	0.30%
Return on average equity (non-GAAP)	3.01%	2.13%	(0.72)%	1.57%	(0.03)%
Return on average tangible common equity (non-GAAP)	3.98%	2.97%	(0.31)%	2.36%	0.45%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the six months ended
	June 30, 2016	December 31, 2015	June 30, 2015	June 30, 2016	June 30, 2015
Interest income	$38,472	$43,492	$42,517	$80,026	$85,604
Add: impact of taxable equivalent adjustment	1,037	928	550	2,013	945
Interest income FTE (non-GAAP)	$39,509	$44,420	$43,067	$82,039	$86,549

Net interest income	$34,753	$39,929	$38,855	$72,791	$78,334
Add: impact of taxable equivalent adjustment	1,037	928	550	2,013	945
Net interest income FTE (non-GAAP)	$35,790	$40,857	$39,405	$74,804	$79,279

Average earning assets	$4,415,813	$4,348,462	$4,476,869	$4,338,519	$4,493,289
Yield on earning assets	3.50%	3.97%	3.81%	3.71%	3.84%
Yield on earning assets FTE (non-GAAP)	3.60%	4.05%	3.86%	3.80%	3.88%
Net interest margin	3.17%	3.64%	3.48%	3.37%	3.52%
Net interest margin FTE (non-GAAP)	3.26%	3.73%	3.53%	3.47%	3.56%

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

Loans held for sale— The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both "best efforts" and "mandatory delivery" forward loan sale commitments to mitigate the risk of potential increases or decreases in the values of loans that would result from the change in market rates for such loans. See further discussion in note 14.

Income taxes—For the three and six months ended June 30, 2015, the Company utilized the discrete effective tax rate method provision as allowed by ASC 740-270-30-18, “Income Taxes-Interim Reporting,” to calculate its interim income tax provision. See further discussion in note 13.

Financial Condition

Total assets decreased to $4.6 billion at June 30, 2016 from $4.7 billion at December 31, 2015. During the six months ended June 30, 2016, the decrease from the investment securities portfolio and 310-30 loans was used to fund loan growth. Total loans were $2.7 billion at June 30, 2016, and grew $150.8 million, or 11.7%, annualized, from December 31, 2015. Originated loans totaled $2.4 billion and increased $212.6 million, or 19.6%, annualized. Lower cost demand, savings, and money market ("transaction") deposits decreased $19.9 million, while time deposits decreased $19.8 million, or 1.7%, as we continued to focus on developing a long-term banking relationship with clients.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $1.0 billion at June 30, 2016, compared to $1.2 billion at December 31, 2015, a decrease of $111.2 million, or 9.6%. During the six months ended June 30, 2016, maturities and pay downs of available-for-sale securities totaled $134.5 million, and purchases of available-for-sale securities totaled $4.9 million. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated:

	June 30, 2016				December 31, 2015
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$265,667	$274,242	26.2%	2.15%	$305,773	$310,978	26.8%	2.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	765,669	766,194	73.3%	1.70%	861,321	845,543	73.1%	1.74%
Municipal securities	5,180	5,192	0.5%	3.33%	306	306	0.0%	0.00%
Other securities	419	419	0.0%	0.00%	419	419	0.1%	0.00%
Total investment securities available-for-sale	$1,036,935	$1,046,047	100.0%	1.82%	$1,167,819	$1,157,246	100.0%	1.87%

As of June 30, 2016 and December 31, 2015, generally the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At June 30, 2016 and December 31, 2015, adjustable rate securities comprised 6.9% and 7.3%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.1% at June 30, 2016 and December 31, 2015.

The estimated weighted average life of the available-for-sale MBS portfolio as of June 30, 2016 and December 31, 2015 was 3.1 years and 3.6 years, respectively. This estimate is based on various assumptions, including repayment characteristics, and actual results may differ. At June 30, 2016 and December 31, 2015, the duration of the total available-for-sale investment portfolio was 2.9 years and 3.4 years, respectively.

The available-for-sale investment portfolio included $3.7 million and $19.9 million of gross unrealized losses at June 30, 2016 and December 31, 2015, respectively, which were offset by $12.8 million and $9.4 million of gross unrealized gains for the aforementioned periods, respectively. In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily impaired.

 Held-to-maturity

At June 30, 2016, we held $381.2 million of held-to-maturity investment securities, compared to $427.5 million at December 31, 2015, a decrease of $46.3 million, or 10.8%. During the six months ended June 30, 2016, maturities and pay downs of held-to-

maturity securities totaled $44.4 million, while there were no purchases of held-to-maturity securities. Held-to-maturity investment securities are summarized as follows as of the date indicated:

	June 30, 2016				December 31, 2015
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$302,852	$309,598	79.5%	3.21%	$340,131	$342,812	79.6%	3.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	78,320	78,507	20.5%	1.66%	87,372	85,773	20.4%	1.69%
Total investment securities held-to-maturity	$381,172	$388,105	100.0%	2.89%	$427,503	$428,585	100.0%	2.92%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $388.1 million and $428.6 million, at June 30, 2016 and December 31, 2015, respectively, and included $6.9 million and $1.1 million of net unrealized gains for the respective periods.

The estimated weighted average life of the held-to-maturity investment portfolio was 3.1 years as of June 30, 2016 and 3.7 years as of December 31, 2015. The duration of the total held-to-maturity investment portfolio was 2.9 years and 3.4 years as of June 30, 2016 and December 31, 2015, respectively.

Loans Overview

At June 30, 2016, our loan portfolio was comprised of new loans that we originated and loans that were acquired in connection with our five acquisitions to date.

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

The table below shows the loan portfolio composition and the breakdown of the portfolio between ASC 310-30 loans and non 310-30 loans at the respective dates:

			June 30, 2016 vs.		June 30, 2016 vs.
			March 31, 2016		June 30, 2015
	June 30, 2016	March 31, 2016	% Change	June 30, 2015	% Change
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,015,858	$908,904	11.8%	$751,161	35.2%
Owner-occupied commercial real estate	191,668	192,736	0.6%	146,509	30.8%
Agriculture	131,685	139,716	(5.7)%	122,468	7.5%
Energy	104,663	132,100	(20.8)%	144,148	(27.4)%
Total Commercial	1,443,874	1,373,456	5.1%	1,164,286	24.0%
Commercial real estate non owner-occupied	424,020	338,312	25.3%	270,376	56.8%
Residential real estate	674,830	674,348	0.1%	623,167	8.3%
Consumer	26,498	26,424	0.3%	29,400	(9.9)%
Total loans excluded from ASC 310-30	2,569,222	2,412,540	6.5%	2,087,229	23.1%
Loans accounted for under ASC 310-30:
Commercial	46,875	49,628	(5.5)%	75,259	(37.7)%
Commercial real estate non owner-occupied	101,719	108,003	(5.8)%	131,125	(22.4)%
Residential real estate	19,341	20,037	(3.5)%	31,162	(37.9)%
Consumer	1,347	1,839	(26.8)%	3,749	(64.1)%
Total loans accounted for under ASC 310-30	169,282	179,507	(5.7)%	241,295	(29.8)%
Total loans	$2,738,504	$2,592,047	5.7%	$2,328,524	17.6%

Our loan portfolio totaled $2.7 billion at June 30, 2016, increasing $146.5 million, or 22.7%, annualized, from March 31, 2016, driven by record new loan originations of $316.9 million during the second quarter of 2016, an increase of $153.5 million, or 93.9%, from prior quarter. Originated loans outstanding totaled $2.4 billion and increased $169.9 million, or 30.7%, annualized, from March 31, 2016. The acquired 310-30 loan portfolio declined $10.2 million, or 22.9%, annualized, from March 31, 2016, as a result of the continued successful workout efforts that have been made on exiting acquired problem loans.

Loan balances at June 30, 2016 totaled $2.7 billion and increased $410.0 million, or 17.6%, from June 30, 2015 on the strength of $972.1 million in loan originations between the two periods. The strong originations were the result of continued market penetration. The second quarter new loan originations totaled $316.9 million and increased $45.5 million, or 16.8%, compared to the second quarter of the prior year. The acquired 310-30 loan portfolio declined $72.0 million, or 29.8%, as a result of the continued successful workout efforts that have been made on exiting acquired problem loans.

We have successfully generated new relationships with small to mid-sized businesses and individuals, experiencing particularly strong loan growth in our commercial portfolio, which at June 30, 2016, was comprised of diverse industry segments. These segments included public administration-related loans of $315.1 million, agriculture loans of $141.8 million, finance and insurance related loans of $138.4 million, energy-related loans of $104.7 million, and manufacturing-related loans of $100.9 million, and a variety of smaller subcategories of commercial and industrial loans.

Included in our commercial loans are energy-related loans that comprised 3.8% of total loans, 2.4% of interest earning assets and 20.1% of the Company’s risk based capital at June 30, 2016. The average loan balance per relationship in the energy sector was $4.2 million at June 30, 2016. Energy midstream (loans to companies that engage in consolidation, storage, and transportation of oil and gas), energy production (loans to companies engaged in exploration and production), and energy services (loans to companies that provide products and services to oil/gas companies), made up 52.6%, 31.7%, and 15.7%, respectively, of the total energy related portfolio at June 30, 2016. Unfunded commitments to energy clients totaled $95.4 million at June 30, 2016, including $63.1 million to production clients, $30.1 million to midstream clients and $2.2 million to services clients. We may not be contractually required to fund certain amounts depending on the individual circumstances of each client. Energy prices continued to be depressed through the second quarter of 2016, which may result in continued stress on our energy clients and the credit quality of our energy loan portfolio.

Loans in the midstream subsector totaled $55.0 million, with an average balance per client of $11.0 million. One midstream client was rated special mention at December 31, 2015, placed on non-accrual during the first quarter of 2016, and remained on non-accrual as of June 30, 2016, with a balance of $13.7 million. Loans in the production subsector totaled $33.2 million of the energy loan balances at June 30, 2016, with an average balance per client of $3.0 million. We lend only against proven reserves of our production clients and on a senior secured basis. One production client was rated substandard as of December 31, 2015, placed on non-accrual during the first quarter of 2016 and remained on non-accrual as of June 30, 2016, with a loan balance of $6.3 million. Loans in the services subsector totaled $16.5 million with an average balance per client of $2.1 million. As the duration of low oil prices persisted and worsened in the latter half of 2015, we identified two loans within the energy services sector that were placed on non-accrual in the third quarter of 2015. One loan remained on non-accrual as of June 30, 2016, with a loan balance of $5.8 million, while the other previously reserved loan was resolved and charged-off during the second quarter of 2016. No new energy loans were placed on non-accrual during the second quarter of 2016.

As of June 30, 2016, our non-owner occupied commercial real estate totaled $525.7 million and was 93.8% of the Company’s risk based capital. Multi-family loans totaled $10.5 million, or less than 1.0% of total loans as of June 30, 2016, and no specific property type comprised more than 4.0% of total loans.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Originated loans totaled $2.4 billion at June 30, 2016 and increased $491.6 million from the prior year. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income. The following table represents new loan originations for the last five quarters:

	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter
	2016	2016	2015	2015	2015
Commercial:
Commercial and industrial	$142,179	$59,361	$122,664	$134,189	$135,654
Owner-occupied commercial real estate	17,883	10,399	13,395	12,095	17,566
Agriculture	18,072	10,375	24,194	11,295	19,019
Energy	(17,328)	(13,984)	1,075	17,245	11,667
Total Commercial	160,806	66,151	161,328	174,824	183,906
Commercial real estate non owner-occupied	89,109	44,876	23,260	36,480	38,113
Residential real estate	63,815	49,722	50,387	36,808	44,699
Consumer	3,158	2,671	3,086	5,616	4,669
Total	$316,888	$163,420	$238,061	$253,728	$271,387

The tables below show the contractual maturities of our loans for the dates indicated:

	June 30, 2016
	Due within	Due after 1 but	Due after
	1 Year	within 5 Years	5 Years	Total
Commercial:
Commercial and industrial	$88,335	$498,859	$440,991	$1,028,185
Owner-occupied commercial real estate	13,382	80,751	121,965	216,098
Agriculture	28,741	80,348	32,714	141,803
Energy	13,836	90,827	—	104,663
Total Commercial	144,294	750,785	595,670	1,490,749
Commercial real estate non owner-occupied	89,012	334,545	102,182	525,739
Residential real estate	9,933	37,809	646,429	694,171
Consumer	5,815	16,566	5,464	27,845
Total loans	$249,054	$1,139,705	$1,349,745	$2,738,504

	December 31, 2015
	Due within	Due after 1 but	Due after
	1 Year	within 5 Years	5 Years	Total
Commercial:
Commercial and industrial	$68,678	$452,896	$384,323	$905,896
Owner-occupied commercial real estate	17,772	77,673	116,889	212,334
Agriculture	40,982	80,268	41,060	162,310
Energy	17,914	126,919	2,046	146,879
Total Commercial	145,346	737,756	544,318	1,427,419
Commercial real estate non owner-occupied	95,100	269,582	78,204	442,886
Residential real estate	10,681	33,438	639,883	684,002
Consumer	9,469	17,820	6,077	33,366
Total loans	$260,596	$1,058,596	$1,268,482	$2,587,673

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated:

	June 30, 2016
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$469,368	3.38%	$461,372	3.63%	$930,740	3.51%
Owner-occupied commercial real estate	101,176	4.17%	81,749	4.13%	182,925	4.23%
Agriculture	41,842	4.63%	61,332	3.69%	103,174	4.07%
Energy	2,765	3.92%	88,062	3.25%	90,827	3.27%
Total Commercial	615,151	3.62%	692,515	3.65%	1,307,666	3.64%
Commercial real estate non owner-occupied	143,978	4.36%	253,264	3.45%	397,242	3.78%
Residential real estate	372,955	3.48%	293,206	3.75%	666,161	3.60%
Consumer	17,379	4.60%	3,497	4.02%	20,876	4.50%
Total loans with > 1 year maturity	$1,149,463	3.69%	$1,242,482	3.63%	$2,391,945	3.66%

	December 31, 2015
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$449,444	3.33%	$379,904	3.78%	$829,348	3.54%
Owner-occupied commercial real estate	85,036	4.43%	88,090	4.04%	173,126	4.23%
Agriculture	49,261	4.69%	56,076	3.73%	105,337	4.18%
Energy	3,735	3.93%	125,230	2.99%	128,965	3.02%
Total Commercial	587,476	3.61%	649,300	3.66%	1,236,776	3.63%
Commercial real estate non owner-occupied	137,124	4.56%	162,781	3.43%	299,905	3.95%
Residential real estate	359,657	3.50%	294,051	3.73%	653,708	3.61%
Consumer	17,822	4.68%	3,652	4.10%	21,474	4.58%
Total loans with > 1 year maturity	$1,102,079	3.71%	$1,109,784	3.65%	$2,211,863	3.68%

(1)

Included in commercial fixed rate loans are loans totaling $273.3 million that have been swapped to variables rates at current market pricing. Included in the commercial segment are tax exempt loans totaling $406.5 million and $347.6 million, with a weighted average rate of 3.24% and 3.18% at June 30, 2016 and December 31, 2015, respectively.

Accretable Yield

At June 30, 2016, the accretable yield balance was $67.8 million compared to $84.2 million at December 31, 2015. We re-measure the expected cash flows of all 27 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. During the six months ended June 30, 2016 and 2015, we reclassified a net $1.6 million and $14.4 million, respectively, from non-accretable difference to accretable yield, as a result of these re-measurements.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	June 30, 2016	December 31, 2015
Remaining accretable yield on loans accounted for under ASC 310-30	$67,765	$84,194
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	4,204	5,008
Total remaining accretable yield and fair value mark	$71,969	$89,202

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

Non-performing Assets

Non-performing assets consist of non-accrual loans, troubled debt restructurings on non-accrual, OREO and other repossessed assets.  Non-accrual loans and troubled debt restructurings on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during the three and six months ended June 30, 2016 was $0.5 million and $1.0 million, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2015, respectively.

Our acquired non-performing assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.

All loans accounted for under ASC 310-30 were classified as performing assets at June 30, 2016, as the carrying values of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented:

	June 30, 2016	December 31, 2015
Non-accrual loans:
Commercial:
Commercial and industrial	$42	$942
Owner-occupied commercial real estate	652	954
Agriculture	79	1,904
Energy	20,055	—
Total Commercial	20,828	3,800
Commercial real estate non owner-occupied	71	407
Residential real estate	3,454	3,617
Consumer	24	30
Total non-accrual loans	24,377	7,854
Restructured loans on non-accrual:
Commercial:
Commercial and industrial	4,247	3,888
Owner-occupied commercial real estate	254	319
Agriculture	1,773	81
Energy	5,795	12,009
Total Commercial	12,069	16,297
Commercial real estate non owner-occupied	—	815
Residential real estate	775	679
Consumer	207	2
Total restructured loans on non-accrual	13,051	17,793
Total non-performing loans	37,428	25,647
OREO	23,242	20,814
Other repossessed assets	894	894
Total non-performing assets	$61,564	$47,355
Loans 90 days or more past due and still accruing interest	$43	$166
Accruing restructured loans	$5,729	$8,403
ALL	$40,106	$27,119
Total non-performing loans to total loans	1.37%	0.99%
Loans 90 days or more past due and still accruing interest to total loans	0.00%	0.01%
Total non-performing assets to total loans and OREO	2.23%	1.81%
ALL to non-performing loans	107.16%	105.74%

During the six months ended June 30, 2016, total non-performing loans increased $11.8 million from December 31, 2015. The primarily driver was two energy sector clients, totaling $20.1 million at June 30, 2016, that were placed on non-accrual status during the first quarter of 2016, offset by one energy loan of $6.2 million that was resolved and charged-off during the second quarter of 2016, offset by other net decreases of $2.1 million at June 30, 2016. During the six months ended June 30, 2016, accruing TDRs decreased $2.7 million. The decrease was a result of one loan relationship in the commercial segment totaling $3.0 million at December 31, 2015 that was no longer considered TDR at June 30, 2016, offset by other net increases of $0.3 million.

The $23.2 million of OREO at June 30, 2016 excludes $1.6 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO. During the six months ended June 30, 2016, $3.7 million of OREO was foreclosed on or otherwise repossessed and $3.1 million of OREO was sold resulting in a net gain of $2.0 million. OREO write-downs of $0.1 million were recorded during the six months ended June 30, 2016.

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. The table below shows the past due status of loans not accounted for under ASC 310-30, based on contractual terms of the loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	Non ASC	Non ASC
	310-30 loans	310-30 loans
Loans 30-89 days past due and still accruing interest	$5,279	$6,716
Loans 90 days past due and still accruing interest	43	165
Non-accrual loans	37,428	25,647
Total past due and non-accrual loans	$42,750	$32,528
Total 90 days past due and still accruing interest and non-accrual loans to total loans	1.46%	1.08%
Total non-accrual loans to total loans	1.46%	1.08%
% of total past due and non-accrual loans that carry fair value marks	12.22%	22.01%

Loans 30-89 days past due and still accruing interest decreased by $1.4 million from December 31, 2015 to June 30, 2016, and loans 90 days or more past due and still accruing interest decreased $0.1 million at June 30, 2016 compared to December 31, 2015, for a collective decrease in total past due loans of $1.5 million. Non-accrual loans increased $11.8 million from December 31, 2015 to June 30, 2016. The increase was primarily due to two loan relationships in the energy sector totaling $20.1 million that were placed on non-accrual status during the first quarter of 2016, offset by one energy sector loan of $6.2 million that was resolved and charged-off during the second quarter of 2016, offset by other net decreases of $2.1 million.

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

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the six months ended June 30, 2016 and 2015, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

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

Non 310-30 ALL

During the three and six months ended June 30, 2016, we recorded $6.4 million and $17.9 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects specific reserves on certain non-performing loans and reserves to support loan growth. The provision was driven by specific reserves against the energy sector portfolio of net $4.3 million, recorded during the three months ended June 30, 2016 and $15.0 million increase in allowance for loan losses on the energy sector for the six months ended June 30, 2016. Net charge-offs for non ASC 310-30 loans during the three months and six months ended June 30, 2016 totaled $3.5 million and $4.0 million, respectively, and were driven by a resolved energy sector loan which was previously reserved. At June 30, 2016, there were fourteen impaired loans that carried specific reserves totaling $15.0 million compared to eleven impaired loans that carried specific reserves totaling $4.3 million at December 31, 2015.

During the three and six months ended June 30, 2015, we recorded $1.9 million and $3.3 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth. During the three and six months ended June 30, 2015, net charge-offs totaled $476 thousand and $669 thousand, respectively, and were primarily from the consumer and commercial real estate loan segments. At June 30, 2015, there were six impaired loans that carried specific reserves totaling $0.9 million compared to five impaired loans that carried specific reserves totaling $0.3 million at December 31, 2014.

310-30 ALL

During the three and six months ended June 30, 2016, loans accounted for under ASC 310-30 had $57 thousand of provision and $805 thousand of recoupment, respectively. The recoupment was driven by a previously impaired agriculture pool.

During the three and six months ended June 30, 2015, several loans pools accounted for under ASC 310-30 had impairments of $19 thousand and $180 thousand, respectively, as a result of decreases in expected cash flows. The remaining loan pools had previous valuation allowances of $11 thousand and $122 thousand, during the three and six months ended June 30, 2015, respectively, that were reversed as a result of an increase in expected cash flows. This activity resulted in net provision of $8 thousand and $58 thousand during the three and six months ended June 30, 2015, respectively.

Total ALL

After considering the above mentioned factors, we believe that the ALL of $40.1 million and $27.1 million was adequate to cover probable losses inherent in the loan portfolio at June 30, 2016 and December 31, 2015, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the three months ended June 30, 2016 and 2015:

	June 30, 2016			June 30, 2015
	ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30
	loans	loans	Total	Loans	Loans	Total
Beginning allowance for loan losses	$215	$36,951	$37,166	$771	$18,102	$18,873
Charge-offs:
Commercial	—	(3,375)	(3,375)	—	(1)	(1)
Commercial real estate non owner-occupied	(41)	—	(41)	—	(220)	(220)
Residential real estate	—	(140)	(140)	—	(95)	(95)
Consumer	—	(171)	(171)	(14)	(357)	(371)
Total charge-offs	(41)	(3,686)	(3,727)	(14)	(673)	(687)
Recoveries	—	210	210	—	197	197
Net charge-offs	(41)	(3,476)	(3,517)	(14)	(476)	(490)
Provision for loan loss	57	6,400	6,457	8	1,850	1,858
Ending allowance for loan losses	$231	$39,875	$40,106	$765	$19,476	$20,241
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.09%	0.58%	0.55%	0.02%	0.10%	0.09%
Average total loans outstanding during the period	$174,415	$2,413,375	$2,587,790	$243,694	$1,980,296	$2,223,990

The following schedule presents, by class stratification, the changes in the ALL during the six months ended June 30, 2016 and 2015:

	June 30, 2016			June 30, 2015
	ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$1,077	$26,042	$27,119	$721	$16,892	$17,613
Charge-offs:
Commercial	—	(3,484)	(3,484)	—	(51)	(51)
Commercial real estate non owner-occupied	(41)	(276)	(317)	—	(222)	(222)
Residential real estate	—	(197)	(197)	—	(177)	(177)
Consumer	—	(388)	(388)	(14)	(565)	(579)
Total charge-offs	(41)	(4,345)	(4,386)	(14)	(1,015)	(1,029)
Recoveries	—	297	297	—	346	346
Net charge-offs	(41)	(4,048)	(4,089)	(14)	(669)	(683)
(Recoupment) provision for loan loss	(805)	17,881	17,076	58	3,253	3,311
Ending allowance for loan losses	$231	$39,875	$40,106	$765	$19,476	$20,241
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.05%	0.34%	0.32%	0.01%	0.07%	0.06%
Ratio of ALL to total loans outstanding at period end, respectively	0.14%	1.55%	1.46%	0.32%	0.93%	0.87%
Ratio of ALL to total non-performing loans at period end, respectively	0.00%	106.54%	107.15%	0.00%	129.18%	134.25%
Total loans	$169,282	$2,569,222	$2,738,504	$241,295	$2,087,229	$2,328,524
Average total loans outstanding during the period	$182,524	$2,401,162	$2,583,686	$255,070	$1,947,746	$2,202,816
Total non-performing loans	$—	$37,428	$37,428	$—	$15,077	$15,077

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	June 30, 2016
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,490,749	54.4%	$29,982	74.8%
Commercial real estate non-owner occupied	525,739	19.2%	5,368	13.4%
Residential real estate	694,171	25.4%	4,504	11.2%
Consumer	27,845	1.0%	252	0.6%
Total	$2,738,504	100.0%	$40,106	100.0%

	December 31, 2015
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,427,420	55.2%	$17,261	63.6%
Commercial real estate non-owner occupied	442,885	17.1%	4,166	15.4%
Residential real estate	684,002	26.4%	5,281	19.5%
Consumer	33,366	1.3%	411	1.5%
Total	$2,587,673	100.0%	$27,119	100.0%

The ALL allocated to commercial loans increased to 74.8% at June 30, 2016 from 63.6% at December 31, 2015, due to increased provisions in the non 310-30 energy sector loan portfolio. The non 310-30 energy sector ALL was $15.4 million at June 30, 2016 compared to $3.8 million at December 31, 2015, an increase of $11.6 million. The increase was due to higher energy reserves for the energy sector loans, largely due to one energy sector client with a specific reserve of $7.1 million as of June 30, 2016.

Other Assets

Significant components of other assets were as follows as of the dates indicated:

	June 30, 2016	December 31, 2015
Deferred tax asset	$48,923	$52,633
Accrued income taxes receivable	3,019	9,427
Bank-owned life insurance	61,536	50,311
Minority interest in participated other real estate owned	1,578	5,450
Accrued interest on loans	8,534	8,827
Accrued interest on interest bearing bank deposits and investment securities	2,975	3,363
Other miscellaneous assets	14,574	10,705
Total other assets	$141,139	$140,716

Other assets totaled $141.1 million and $140.7 million at June 30, 2016 and December 31, 2015, respectively, increasing $0.4 million, or 0.3%, during the six months ended June 30, 2016. Bank-owned life insurance increased $11.2 million, primarily due to purchases of bank-owned life insurance totaling $10.3 million. Additionally, other miscellaneous assets increased $3.0 million, primarily due to an increase in derivative assets further discussed in note 14 of our consolidated financial statements. These increases were offset by a decrease in minority interest in participated other real estate owned of $3.9 million, due to a property sale during the first quarter of 2016, and a decrease in deferred tax assets of $3.7 million driven by the tax effect of fair market value fluctuations of the available-for-sale investments portfolio and offset by an increase in the ALL.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated:

	June 30, 2016	December 31, 2015
Accrued expenses	$10,404	$15,493
Pending loan purchase settlement	5,929	9,936
Accrued interest payable	4,469	4,319
Derivative liability	28,033	8,315
Other miscellaneous liabilities	12,984	11,101
Total other liabilities	$61,819	$49,164

Other liabilities totaled $61.8 million and $49.2 million at June 30, 2016 and December 31, 2015, respectively, and increased $12.7 million, or 25.7%, during the six months ended June 30, 2016. The increase was largely due to an increase in derivative liabilities of $19.7 million further discussed in note 14 of our consolidated financial statements. This increase was offset by lower accrued expenses and pending loan purchase settlements of $5.1 million and $4.0 million, respectively. The decrease in pending loan purchase settlements was due to timing of loan settlements. Accrued expenses decreased largely due to lower incentive accruals of $2.9 million, lower professional accruals of $1.1 million, and other decreases of $1.1 million.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Non-interest bearing demand deposits	$831,891	21.9%	$815,054	21.2%
Interest bearing demand deposits	416,192	10.9%	436,745	11.4%
Savings accounts	387,371	10.2%	357,505	9.3%
Money market accounts	991,393	26.1%	1,037,490	27.0%
Total transaction deposits	2,626,847	69.1%	2,646,794	68.9%
Time deposits < $100,000	732,840	19.3%	762,038	19.8%
Time deposits > $100,000	441,258	11.6%	431,845	11.3%
Total time deposits	1,174,098	30.9%	1,193,883	31.1%
Total deposits	$3,800,945	100.0%	$3,840,677	100.0%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of June 30, 2016:

June 30, 2016
Three months or less	$80,902
Over 3 months through 6 months	74,570
Over 6 months through 12 months	143,721
Thereafter	142,066
Total time deposits > $100,000	$441,258

During the six months ended June 30, 2016, our total deposits decreased $39.7 million. Time deposits and money market accounts decreased $65.9 million, or 3.0%, from December 31, 2015, coupled with a decrease in demand deposits of $3.7 million, and partially offset by an increase in savings accounts of $29.9 million, or 8.4%, from December 31, 2015. The mix of transaction deposits to total deposits improved to 69.1% at June 30, 2016, from 68.9% at December 31, 2015, as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a long-term banking relationship. At June 30, 2016 and December 31, 2015, we had $803.4 million and $807.7 million, respectively, of time deposits that were scheduled to mature within 12 months. Of the $803.4 million in time deposits scheduled to mature within 12 months at June 30, 2016, $299.2 million were in denominations of $100,000 or more, and $504.2 million were in denominations less than $100,000.

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

Overview of Results of Operations

We recorded net income of $4.5 million and $4.8 million, or $0.15 and $0.16 per diluted share, during the three and six months ended June 30, 2016, respectively, compared to net loss of $1.3 million and $0.1 million, or negative $0.04 and $0.00 per diluted share, during the three and six months ended June 30, 2015, respectively. Fully taxable equivalent net interest income totaled $35.8 million and $74.8 million and decreased $3.6 million and $4.5 million, or 9.2% and 5.6%, from the three and six ended months ended June 30, 2015, respectively. Net interest margin decreased 27 basis points to 3.26%, on a fully taxable equivalent basis during the three months ended June 30, 2016, from 3.53% during the three months ended June 30, 2015 and decreased 9 basis points to 3.47%, on a fully taxable equivalent basis during the six months ended June 30, 2016, from 3.56% during the six months ended June 30, 2015. The decrease in net interest margin was largely driven by the lower level of 310-30 accretion income resulting from lower amounts of accelerated accretion on 310-30 loans and extension of future estimated cash flows from the quarterly re-measurement.

Provision for loan loss expense was $6.5 million and $17.1 million during the three and six months ended June 30, 2016, respectively, compared to $1.9 million and $3.3 million during the three and six months ended June 30, 2015, respectively, an increase of $4.6 million and $13.8 million for the three and six months ended June 30, 2016, respectively. The increase in provision for the three months ended June 30, 2016 was driven by increased reserves against one previously impaired energy sector client of $4.2 million. The increase in provision for the six months ended June 30, 2016 was driven by a $15.0 million increase in energy sector provision for loan loss.

Non-interest income was $10.5 million and $18.4 million during the three and six months ended June 30, 2016, respectively, compared to $2.7 million and $2.3 million during the three and six months ended June 30, 2015, respectively, an increase of $7.8 million and $16.2 million from the three and six months ended June 30, 2015, respectively. The increase from the prior periods was largely driven by negative $6.2 million and $14.7 million of FDIC loss-sharing related income for the three and six months ended June 30, 2015, and a $1.8 million gain on the sale of a building during the second quarter of 2016.

Non-interest expense totaled $33.3 million and $68.2 million during the three and six months ended June 30, 2016, compared to $40.4 million and $77.1 million during the three and six months ended June 30, 2015, a decrease of $6.6 million, or 16.5%, and $8.8 million, or 11.4%, from the prior periods, respectively. The decrease was partially due to lower salaries and benefits, telecommunications and data processing, marketing and professional fees of a combined $3.2 million and $5.3 million during the three and six months ended June 30, 2015, respectively, coupled with lower problem asset workout expenses of $0.8 million and $1.7 million, respectively, and higher (lower) gain on sale of OREO, net of $1.0 million and $(0.1) million during the three and six months ended June 30, 2016. Additionally, the prior period three and six months ended June 30, 2016 included banking center consolidation related expenses of $1.1 million and warrant liability expenses of $0.5 million and $0.1 million, respectively.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended June 30, 2016 and 2015:

	For the three months ended June 30, 2016			For the three months ended June 30, 2015
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
ASC 310-30 loans	$174,415	$7,762	17.80%	$243,694	$11,772	19.32%
Non 310-30 loans(1)(2)(3)(4)(5)	2,421,033	23,348	3.88%	1,987,015	20,944	4.23%
Investment securities available-for-sale	1,072,976	4,954	1.85%	1,367,746	6,338	1.85%
Investment securities held-to-maturity	395,027	2,804	2.84%	491,155	3,426	2.79%
Other securities	14,936	192	5.14%	27,049	317	4.69%
Interest earning deposits and securities purchased under agreements to resell	337,426	449	0.54%	360,209	270	0.30%
Total interest earning assets(4)	$4,415,813	$39,509	3.60%	$4,476,868	$43,067	3.86%
Cash and due from banks	$71,162			$56,400
Other assets	333,855			354,758
Allowance for loan losses	(37,532)			(19,207)
Total assets	$4,783,298			$4,868,819
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,978,438	$1,317	0.27%	$1,723,429	$1,102	0.26%
Time deposits	1,180,496	2,199	0.75%	1,294,908	2,349	0.73%
Securities sold under agreements to repurchase	113,645	37	0.13%	239,059	45	0.08%
Federal Home Loan Bank advances	40,000	166	1.67%	40,000	166	1.66%
Total interest bearing liabilities	$3,312,579	$3,719	0.45%	$3,297,386	$3,662	0.45%
Demand deposits	$821,987			$758,288
Other liabilities	47,590			71,009
Total liabilities	4,182,156			4,126,683
Shareholders' equity	601,142			742,126
Total liabilities and shareholders' equity	$4,783,298			$4,868,819
Net interest income		$35,790			$39,405
Interest rate spread(4)			3.15%			3.41%
Net interest earning assets	$1,103,234			$1,179,472
Net interest margin(4)			3.26%			3.53%
Ratio of average interest earning assets to average interest bearing liabilities	133.30%			135.77%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $2.2 billion and $1.8 billion, interest income of $19.8 million and $16.8 million, with tax equivalent yields of 3.74% and 3.92% for the three months ended June 30, 2016 and 2015, respectively.

(3)

Non 310-30 loans include loans held-for-sale. Average balances during the three months ended June 30, 2016 and 2015 were $7.6 million and $6.7 million, and interest income was $117 thousand and $154 thousand for the same periods, respectively.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $1,037 thousand and $550 thousand for the three months ended June 30, 2016 and 2015, respectively.

(5)	Loan fees included in interest income totaled $1.0 and $0.9 million for the three months ended June 30, 2016 and 2015, respectively.

Net interest income totaled $34.8 million and $38.9 million for the three months ended June 30, 2016 and 2015, respectively. On a fully taxable equivalent basis, net interest income totaled $35.8 million for the three months ended June 30, 2016 and decreased $3.6 million, or 9.2%, from $39.4 million during the first quarter of 2015. Lower levels of higher-yielding 310-30 loans and investment portfolio paydowns decreased interest income $6.0 million and was partially offset by a $2.4 million increase in non 310-30 interest income from new loan originations. The fully taxable equivalent net interest margin of 3.26% decreased 27 basis points, primarily driven by the ASC 310-30 loan yields.

Average loans comprised $2.6 billion, or 58.8%, of total average interest earning assets during the three months ended June 30, 2016, compared to $2.2 billion, or 49.8%, of total average interest earning assets during the three months ended June 30, 2015. The increase in average loan balances is due to loan originations outpacing the exit of the acquired problem loans. The yield on the ASC 310-30 loan portfolio was 17.80% during the three months ended June 30, 2016, compared to 19.32% during the same period the prior year. This decrease was attributable to lower amounts of accelerated accretion on 310-30 loans and the extension of estimated cash flows resulting from the quarterly re-measurements.

Average investment securities comprised 33.2% of total interest earning assets during the three months ended June 30, 2016 compared to 41.5% during the three months ended June 30, 2015. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as the runoff of the investment portfolio is used to fund loan originations. Average short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, decreased to 7.6% of interest earning assets compared to 8.0% during the prior period.

Average balances of interest bearing liabilities increased $15.2 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, driven by an increase of $255.0 million in interest bearing demand, saving and money market deposits offset by a decrease of $125.4 million in securities sold under agreements to repurchase and a $114.4 million decrease in average time deposits. The increase in money market deposits was driven by temporary client funds on deposit from one energy client. Total interest expense related to interest bearing liabilities was $3.7 million during the three months ended June 30, 2016 and 2015, respectively, at an average cost of 0.45% for both periods. Additionally, the average cost of deposits declined one basis point to 0.36% for the three months ended June 30, 2016 from the same period in the prior year, resulting from the mix of rates paid on higher-cost time deposits.

The table below presents the components of net interest income on a fully taxable equivalent basis for the six months ended June 30, 2016 and 2015:

	For the six months ended June 30, 2016			For the six months ended June 30, 2015
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
ASC 310-30 loans	$182,537	$18,056	19.78%	$255,070	$24,466	19.18%
Non 310-30 loans(1)(2)(3)(4)(5)	2,411,145	46,985	3.92%	1,952,585	40,626	4.20%
Investment securities available-for-sale	1,105,243	10,258	1.86%	1,408,474	13,235	1.88%
Investment securities held-to-maturity	406,486	5,735	2.82%	505,077	7,101	2.81%
Other securities	16,870	421	4.99%	27,075	644	4.76%
Interest earning deposits and securities purchased under agreements to resell	216,238	584	0.54%	345,008	477	0.28%
Total interest earning assets(4)	$4,338,519	$82,039	3.80%	$4,493,289	$86,549	3.88%
Cash and due from banks	$71,213			$57,079
Other assets	331,335			360,347
Allowance for loan losses	(33,018)			(18,883)
Total assets	$4,708,049			$4,891,832
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,909,032	$2,500	0.26%	$1,720,734	$2,173	0.25%
Time deposits	1,183,311	4,326	0.74%	1,317,278	4,677	0.72%
Securities sold under agreements to repurchase	110,253	77	0.14%	233,353	90	0.08%
Federal Home Loan Bank advances	40,000	332	1.67%	40,000	330	1.66%
Total interest bearing liabilities	$3,242,596	$7,235	0.45%	$3,311,365	$7,270	0.44%
Demand deposits	$807,624			$745,828
Other liabilities	49,153			73,450
Total liabilities	4,099,373			4,130,643
Shareholders’ equity	608,676			761,189
Total liabilities and shareholders’ equity	$4,708,049			$4,891,832
Net interest income		$74,804			$79,279
Interest rate spread(4)			3.35%			3.44%
Net interest earning assets	$1,095,923			$1,181,924
Net interest margin(4)			3.47%			3.56%
Ratio of average interest earning assets to average interest bearing liabilities	133.80%			135.69%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $2.2 billion and $1.7 billion, interest income of $40.0 million and $33.0 million, with yields of 3.77% and 3.94% for the six months ended June 30, 2016 and 2015, respectively.

(3)

Non 310-30 loans include loans held-for-sale. Average balances during the six months ended June 30, 2016 and 2015 were $9.9 million and $4.8 million, and interest income was $282 thousand and $231 thousand for the same periods, respectively.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $2,013 thousand and $945 thousand for the six months ended June 30, 2016 and 2015, respectively.

(5)	Loan fees included in interest income totaled $2.1 million and $1.9 million for the six months ended June 30, 2016 and 2015, respectively.

Net interest income totaled $72.8 million and $78.3 million for the six months ended June 30, 2016 and 2015, respectively. On a fully taxable equivalent basis, net interest income totaled $74.8 million for the six months ended June 30, 2016 and decreased $4.5 million, or 5.6%, from $79.3 million for the sixth months ended June 30, 2015. Lower levels of higher-yielding 310-30 loans and investment portfolio paydowns decreased interest income $11.0 million and was partially offset by a $6.4 million increase in non 310-30 interest income from new loan originations. The re-mixing of interest earning assets resulted in 9 basis point narrowing of the fully taxable equivalent net interest margin to 3.47% from 3.56% Short-term client funds on deposits in money market accounts negatively impacted the net interest margin 9 basis points for the first six months of 2016.

Average loans comprised $2.6 billion, or 59.8%, of total average interest earning assets during the six months ended June 30, 2016, compared to $2.2 billion, or 49.1%, of total average interest earning assets during the six months ended June 30, 2015. The increase in average loan balances is reflective of loan originations outpacing the exit of the acquired problem loans. The yield on the ASC 310-30 loan portfolio was 19.78% during the six months ended June 30, 2016, compared to 19.18% during the same period the prior year. This increase was attributable to the effects of the favorable transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining lives of these loans. Additionally, there was $1.0 million of accelerated accretion income during the first six months of 2016.

Average investment securities comprised 34.8% of total interest earning assets during the six months ended June 30, 2016 compared to 42.6% during the six months ended June 30, 2015. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as the runoff of the investment portfolio is used to fund loan originations. Short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, decreased to 5.0% of interest earning assets compared to 7.7% during the prior period, primarily due to a decrease in client repurchase agreements on deposit.

Average balances of interest bearing liabilities decreased $68.8 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, driven by a decrease of $134.0 million in average time deposits and a $123.1 million decrease in securities sold under agreements to repurchase, offset by an increase of $188.3 in interest bearing demand, saving and money market deposits. Total interest expense related to interest bearing liabilities was $7.2 million and $7.3 million during the six months ended June 30, 2016 and 2015, respectively at an average cost of 0.45% and 0.44%, respectively. Additionally, the average cost of deposits declined two basis points to 0.35% from the same period in the prior year, resulting from the decrease in higher-cost time deposits.

The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015:

	Three months ended June 30, 2016			Six months ended June 30, 2016
	compared to			compared to
	Three months ended June 30, 2015			Six months ended June 30, 2015
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(3,083)	$(927)	$(4,010)	$(7,175)	$765	$(6,410)
Non 310-30 loans(1)(2)(3)	4,185	(1,782)	2,403	8,936	(2,578)	6,358
Investment securities available-for-sale	(1,361)	(23)	(1,384)	(2,814)	(163)	(2,977)
Investment securities held-to-maturity	(682)	60	(622)	(1,391)	25	(1,366)
Other securities	(156)	31	(125)	(255)	32	(223)
Interest earning deposits and securities purchased under agreements to resell	(30)	209	179	(348)	455	107
Total interest income	$(1,127)	$(2,432)	$(3,559)	$(3,047)	$(1,464)	$(4,511)
Interest expense:
Interest bearing demand, savings and money market deposits	$170	$45	$215	$247	$80	$327
Time deposits	(213)	63	(150)	(490)	139	(351)
Securities sold under agreements to repurchase	(41)	33	(8)	(86)	73	(13)
Federal Home Loan Bank advances	—	—	—	—	2	2
Total interest expense	(84)	141	57	(329)	294	(35)
Net change in net interest income	$(1,043)	$(2,573)	$(3,616)	$(2,718)	$(1,758)	$(4,476)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Non 310-30 loans include loans held-for-sale. Average balances during the three months ended June 30, 2016 and 2015 were $7.6 million and $6.7 million, and interest income was $117 thousand and $154 thousand for the same periods, respectively. Average balances during the six months ended June 30, 2016 and 2015 were $9.9 million and $4.8 million, and interest income was $282 thousand and $231 thousand for the same periods, respectively

(3)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $1,037 thousand and $550 thousand for three months ended June 30, 2016 and 2015, respectively. The taxable equivalent adjustments included above are $2,013 thousand and $945 thousand for six months ended June 30, 2016 and 2015, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended
	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
		Average		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$821,987	0.00%	$793,264	0.00%	$825,979	0.00%	$810,895	0.00%	$758,288	0.00%
Interest bearing demand	420,253	0.09%	426,769	0.09%	417,460	0.08%	402,468	0.07%	391,523	0.07%
Money market accounts	1,169,238	0.33%	1,037,376	0.33%	1,047,072	0.33%	1,034,284	0.33%	1,008,229	0.32%
Savings accounts	388,947	0.27%	375,481	0.25%	347,811	0.26%	344,047	0.28%	323,677	0.27%
Time deposits	1,180,496	0.75%	1,186,126	0.72%	1,222,829	0.70%	1,268,476	0.71%	1,294,908	0.73%
Total average deposits	$3,980,921	0.36%	$3,819,016	0.35%	$3,861,151	0.34%	$3,860,170	0.35%	$3,776,625	0.37%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $4.2 million on acquired non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions. Below is a summary of the provision for loan losses for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Provision (recoupment) for impairment loans accounted for under ASC 310-30	$57	$8	$(805)	$58
Provision for loan losses	6,400	1,850	17,881	3,253
Total provision for loan losses	$6,457	$1,858	$17,076	$3,311

Provision for loan loss expense was $6.5 million and $17.1 million during the three and six months ended June 30, 2016, respectively, compared to $1.9 million and $3.3 million during the three and six months ended June 30, 2015. The increased provision of $4.6 million during the second quarter of 2016 was driven by increased reserves against one previously impaired energy sector client of $4.2 million. The non 310-30 allowance for loan losses was 1.55% of total non 310-30 loans compared to 0.93% at June 30, 2015. Net charge-offs on non 310-30 loans totaled 0.58%, annualized, for the three months of 2016 compared to 0.10%, annualized, for the three months of 2015.

The year-over-year increase in the provision for loan loss of $13.8 million was driven by a $15.0 million increase in energy sector provision for loan loss. The non 310-30 allowance for loan loss was 1.55% of total non 310-30 loans compared to 0.93% at June 30, 2015, increasing primarily due to higher reserves for the energy sector loans. At quarter end, the energy related allowance for loan losses totaled 14.8% of the energy loan balances. Net charge-offs on non 310-30 loans totaled 0.32%, annualized, for the six months of 2016 compared to 0.06%, annualized, for the six months of 2015.

For the three and six months ended June 30, 2016, we recorded a provision of $57 thousand and recorded recoupments of $805 thousand, respectively, of provision for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. For the three and six months ended June 30, 2015, we recorded provision of $8 and $58 thousand, respectively, of provision for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flow. The decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed.

Non-Interest Income

The table below details non-interest income for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Service charges	$3,465	$3,697	$6,725	$7,024
Bank card fees	2,935	2,699	5,702	5,249
Gain on sale of mortgages, net	534	546	1,008	946
Bank-owned life insurance income	486	402	881	796
Other non-interest income	2,897	1,360	3,588	2,190
OREO related write-ups and other income	187	188	523	688
FDIC loss-sharing related	—	(6,145)	—	(14,625)
Total non-interest income	$10,504	$2,747	$18,427	$2,268

Non-interest income for the three and six months ended June 30, 2016 was $10.5 million and $18.4 million, respectively, compared to $2.7 million and $2.3 million during the three and six months ended June 30, 2015, respectively. The $7.8 million and $16.2 million increase during the three and six months ended June 30, 2016, respectively, compared to the prior periods was largely driven by negative $6.2 million and $14.6 million of FDIC loss-sharing related income for the three and six months ended June 30, 2015, respectively. FDIC loss-sharing related represents the income (expense) recognized in connection with the actual reimbursement of costs/recoveries related to the resolution of covered assets by the FDIC.

Service charges, which represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts, totaled $3.5 million and $6.7 million during the three and six months ended June 30, 2016, respectively, compared to $3.7 million and $7.0 million during the three and six months ended June 30, 2015. Bank card fees totaled $2.9 million and $5.7 million during the three and six months ended June 30, 2016, respectively, compared to $2.7 million and $5.2 million during the three and six months ended June 30, 2015, respectively.

Other non-interest income increased $1.5 million and $1.4 million during the three and six months ended June 30, 2016 due to a $1.8 million gain on sale of a building this year, offset by other decreases of $0.3 million and $0.4 million, respectively.

OREO related write-ups and other income includes rental income and insurance proceeds received on OREO properties and write-ups to the fair value of collateral that exceed the loan balance at the time of foreclosure. During the three months ended June 30, 2016, this income remained consistent compared to a $165 thousand decrease for the six months ended June 30, 2016, from the prior periods, respectively.

Non-Interest Expense

The table below details non-interest expense for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Salaries and benefits	$19,612	$21,156	$40,224	$41,233
Occupancy and equipment	5,708	6,069	11,774	12,158
Telecommunications and data processing	1,471	2,578	3,112	5,640
Marketing and business development	689	1,252	1,115	2,261
FDIC deposit insurance	1,064	1,032	1,985	2,073
ATM/debit card expenses	963	789	1,876	1,546
Professional fees	978	962	1,434	2,082
Other non-interest expense	2,112	2,493	4,067	4,735
Problem asset workout	958	1,762	1,932	3,614
Intangible asset amortization	1,370	1,336	2,740	2,672
Gain on OREO sales, net	(1,611)	(633)	(2,043)	(2,104)
Gain from the change in fair value of warrant liability	—	508	—	118
Banking center consolidation related expenses	—	1,089	—	1,089
Total non-interest expense	$33,314	$40,393	$68,216	$77,117

Non-interest expense totaled $33.3 million and $68.2 million for the three and six months ended June 30, 2016, compared to $40.4 million and $77.1 million for the three and six months ended June 30, 2015, decreasing $7.1 million, or 17.5%, and $8.9 million, or 11.5%, from the prior periods, respectively. For the three months ended June 30, 2016, the decrease was primarily driven by lower salaries and benefits of $1.5 million due to lower staffing levels and lower incentive accruals, $1.0 million lower telecommunications and data processing expense benefitting from the core system conversion, $0.8 million lower problem asset workout expense coupled with better OREO gains of $1.0 million, and $0.4 million lower occupancy and equipment. Additionally, the prior period included banking center consolidated related expenses of $1.1 million and warrant liability expenses of $0.5 million, included in other non-interest expense.

For the six months ended June 30, 2016, the decrease in non-interest expense was driven by lower telecommunications and data processing expense of $2.5 million, benefiting from the core system conversion, lower marketing expense of $1.1 million, lower salaries and benefits of $1.0 million due to lower staffing levels and lower incentive accruals, lower professional fees of $0.6 million, and lower occupancy and equipment of $0.4 million lower. Problem asset workout expense decreased $1.7 million compared to the prior year consistent with the decrease in acquired problem credits. Additionally, the prior period included banking center consolidated related expenses of $1.1 million and warrant liability expenses of $0.1 million, included in other non-interest expense.

Income taxes

Income tax expense totaled $1.0 million for the three months ended June 30, 2016, compared to $0.7 million for the three months ended June 30, 2015. Income tax expense totaled $1.2 million for the six months ended June 30, 2016, compared to $0.3 million for the six months ended June 30, 2015.

The effective tax rate was 17.9% for the three months ended June 30, 2016, compared to 106.6% in the same period of the prior year. The effective tax rate was 19.8% for the six months ended June 30, 2016 compared to 154.6% in the same period of the prior year. The decrease in the effective tax rate compared to the statutory and prior period tax rates was a result of the Company recording income tax expense on a full year forecast method rather than on a discrete quarter basis that was used for 2015, and stock compensation forfeitures that occurred in 2015 and not 2016. The Company forecasts the full year estimated effective tax rate in accordance with ASC 740; as a result, the relationship between pre-tax income and tax-exempt income within each reporting period can create fluctuations in the effective tax rate from period-to-period.

Certain stock-based compensation awards have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share prices of the Company's stock that is required for vesting range from $25.00 - $34.00 per share. The strike prices for options range from $18.09 - $22.10, with a large portion of the awards having strike prices of $20.00. These stock-based compensation awards may expire unexercised or may be exercised at an intrinsic value that is less than the fair value recorded at the time of grant, and therefore, the related tax benefits may not be realizable in future periods. In this case, upon the expiration or exercise (or forfeiture in the case of the restricted stock with market-based vesting criteria) of these awards, any related remaining deferred tax asset would be written off through a charge to income tax expense. As of June 30, 2016, $9.6 million of deferred tax assets related to stock-based compensation, $7.8 million of which is associated with executive officers still employed by the Company.

Additional information regarding income taxes can be found in note 21 of our audited consolidated financial statements in our 2015 Annual Report on Form 10-K and note 13 of this document.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, securities purchased under agreements to resell, and unencumbered investment securities, and is detailed in the table below as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Cash and due from banks	$147,939	$155,985
Interest bearing bank deposits	—	10,107
Unencumbered investment securities, at fair value	891,140	1,093,517
Total	$1,039,079	$1,259,609

Total on-balance sheet liquidity decreased $220.5 million at June 30, 2016 compared to December 31, 2015. The decrease was largely due to a planned reduction of $202.4 million and $10.1 million in unencumbered available-for-sale and held-to-maturity securities and interest bearing bank deposits, respectively.

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

Our primary uses of funds are loan originations, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses, and share repurchases. For additional information regarding our operating, investing, and financing cash flows, see the consolidated statements of cash flows in the accompanying unaudited consolidated financial statements.

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At June 30, 2016, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.4 billion at June 30, 2016, inclusive of pre-tax net unrealized gains of $9.1 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $6.9 million of pre-tax net unrealized gains at June 30, 2016. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of June 30, 2016, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of June 30, 2016, $803.4 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.

As of June 30, 2016, we were a member of the FHLB of Topeka. As of December 31, 2015, we were a member of the FHLB of Des Moines. Through these relationships, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances. FHLB advances held with the FHLB of Des Moines totaled $40.0 million at June 30, 2016. We can obtain additional liquidity through FHLB advances if required.

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at June 30, 2016, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 8 in our consolidated financial statements.

Our shareholders' equity is impacted by the retention of earnings, changes in unrealized gains on securities, net of tax, share repurchases and the payment of dividends. At June 30, 2016 and December 31, 2015, NBH Bank and the consolidated holding company exceeded all capital requirements to which they were subject.

The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On January 21, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to an additional $50.0 million of the Company’s common stock. The remaining authorization under this program as of June 30, 2016 provides a total $23.3 million.

During the six months ended June 30, 2016, we repurchased 1.7 million shares of our common stock at a weighted average price of $19.67, and all such shares are held as treasury shares. We believe that our repurchases could serve to offset any future share issuances for future acquisitions.

On August 3, 2016, our Board of Directors declared a quarterly dividend of $0.05 per common share, payable on September 15, 2016 to shareholders of record at the close of business on August 26, 2016.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at June 30, 2016. During the three months ended June 30, 2016, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate loans, even after adjusting our models for the excess capital deployment. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2016 and December 31, 2015:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	June 30, 2016	December 31, 2015
200	6.50%	5.81%
100	4.19%	3.13%
(50)	(2.79)%	(1.33)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have grown $19.9 million during the six months June 30, 2016, and totaled 69.1% of total deposits at June 30, 2016 compared to 68.9% at December 31, 2015. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of June 30, 2016 and December 31, 2015, we had loan commitments totaling $542.7 million and $627.2 million, respectively, and standby letters of credit that totaled $9.6 million and $9.8 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2016. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number
			Total number of	(or approximate dollar
			shares (or units)	value) of shares (or
	Total number	Average	purchased as part of	units) that may yet be
	of shares (or	price paid per	publicly announced	purchased under the
Period	units) purchased	share (or unit)	plans or programs	plans or programs (2)(3)
April 1 - April 30,2016	374,760	$19.76	374,760	$26,763,855
April 1 - April 30,2016(1)	22,826	19.97	—	26,763,855
May 1 - May 31, 2016	41,000	19.87	41,000	25,949,016
May 1 - May 31, 2016(1)	11,237	19.67	—	25,949,016
June 1 - June 30, 2016	138,889	19.87	138,889	23,202,485
June 1 - June 30, 2016(1)	826	20.36	—	23,202,485
Total	589,538	$19.78	554,649	$23,202,485

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercises prices, settlements of restricted stock, and tax withholdings.

(2)	On January 21, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock.
(3)	On August 5, 2016, the Company’s Board of Directors authorized a $50.0 million stock repurchase program.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed November 7, 2014)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 8, 2016