Form 10-Q
period 2016-09-30
National Bank Holdings Corp
filed 2016-11-04
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, the registrant had outstanding 25,963,366 shares of Class A voting common stock, each with $0.01 par value per share, excluding 804,381 shares of restricted Class A common stock issued but not yet vested.



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

•

our ability to integrate acquisitions or consolidations and to achieve synergies, operating efficiencies and/or other expected benefits within expected time-frames, or at all, or within expected cost projections, and to preserve the goodwill of acquired financial institutions;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$124,977	$155,985
Interest bearing bank deposits	—	10,107
Cash and cash equivalents	124,977	166,092
Investment securities available-for-sale (at fair value)	968,853	1,157,246
Investment securities held-to-maturity (fair value of $360,686 and $428,585 at September 30, 2016 and December 31, 2015, respectively)	355,427	427,503
Non-marketable securities	12,373	22,529
Loans	2,822,555	2,587,673
Allowance for loan losses	(28,021)	(27,119)
Loans, net	2,794,534	2,560,554
Loans held for sale	20,341	13,292
Other real estate owned	21,200	20,814
Premises and equipment, net	96,861	103,103
Goodwill	59,630	59,630
Intangible assets, net	8,319	12,429
Other assets	143,898	140,716
Total assets	$4,606,413	$4,683,908
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$841,421	$815,054
Interest bearing demand deposits	416,153	436,745
Savings and money market	1,393,661	1,394,995
Time deposits	1,173,772	1,193,883
Total deposits	3,825,007	3,840,677
Securities sold under agreements to repurchase	113,307	136,523
Federal Home Loan Bank advances	51,359	40,000
Other liabilities	66,968	49,164
Total liabilities	4,056,641	4,066,364
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 52,126,818 and 52,177,352 shares issued; 26,282,224 and 30,358,509 shares outstanding at September 30, 2016 and December 31, 2015, respectively	514	513
Additional paid-in capital	997,665	997,926
Retained earnings	47,347	38,670
Treasury stock of 25,018,819 and 20,982,812 shares at September 30, 2016 and December 31, 2015, respectively, at cost	(504,301)	(419,660)
Accumulated other comprehensive income, net of tax	8,547	95
Total shareholders’ equity	549,772	617,544
Total liabilities and shareholders’ equity	$4,606,413	$4,683,908

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations  (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and dividend income:
Interest and fees on loans	$33,450	$32,650	$96,477	$96,797
Interest and dividends on investment securities	7,094	9,144	23,088	29,480
Dividends on non-marketable securities	160	319	581	963
Interest on interest-bearing bank deposits	60	198	644	675
Total interest and dividend income	40,764	42,311	120,790	127,915
Interest expense:
Interest on deposits	3,479	3,424	10,305	10,274
Interest on borrowings	221	205	630	625
Total interest expense	3,700	3,629	10,935	10,899
Net interest income before provision for loan losses	37,064	38,682	109,855	117,016
Provision for loan losses	5,293	3,710	22,369	7,021
Net interest income after provision for loan losses	31,771	34,972	87,486	109,995
Non-interest income:
Service charges	3,662	3,953	10,387	10,977
Bank card fees	2,828	2,808	8,530	8,057
Gain on sale of mortgages, net	600	628	1,608	1,574
Bank-owned life insurance income	497	421	1,378	1,217
Other non-interest income	2,354	521	5,942	2,711
OREO related write-ups and other income	1,667	183	2,190	871
Bargain purchase gain	—	1,048	—	1,048
FDIC loss-sharing related	—	(5,801)	—	(20,426)
Total non-interest income	11,608	3,761	30,035	6,029
Non-interest expense:
Salaries and benefits	20,091	20,454	60,315	61,687
Occupancy and equipment	5,666	6,098	17,440	18,256
Telecommunications and data processing	1,487	2,933	4,599	8,573
Marketing and business development	687	1,016	1,802	3,277
FDIC deposit insurance	734	1,031	2,719	3,104
Bank card expenses	1,133	924	3,009	2,470
Professional fees	909	924	2,343	3,006
Other non-interest expense	2,198	2,831	6,265	7,566
Problem asset workout	1,172	1,821	3,104	5,435
Gain on OREO sales, net	(2,077)	(238)	(4,120)	(2,342)
Intangible asset amortization	1,370	1,359	4,110	4,031
Gain from the change in fair value of warrant liability	—	(476)	—	(358)
Banking center consolidation related expenses	—	—	—	1,089
Total non-interest expense	33,370	38,677	101,586	115,794
Income before income taxes	10,009	56	15,935	230
Income tax expense (benefit)	1,695	(1,580)	2,866	(1,311)
Net income	$8,314	$1,636	$13,069	$1,541
Income per share—basic	$0.30	$0.05	$0.45	$0.04
Income per share—diluted	$0.30	$0.05	$0.45	$0.04
Weighted average number of common shares outstanding:
Basic	27,654,827	32,681,181	28,991,094	35,605,180
Diluted	27,898,756	32,762,516	29,111,322	35,605,701

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$8,314	$1,636	$13,069	$1,541
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $1,376 and ($2,982) for the three months ended September 30, 2016 and 2015, respectively; and net of tax expense of ($6,111) and ($2,982) for the nine months ended, September 30, 2016 and 2015, respectively	(2,242)	4,848	9,956	4,848
Less: amortization of net unrealized holding gains to income, net of tax benefit of $300 and $342 for the three months ended September 30, 2016 and 2015, respectively; and net of tax benefit of $923 and $1,120 for the nine months ended September 30, 2016 and 2015, respectively	(489)	(556)	(1,504)	(1,951)
Other comprehensive (loss) income	(2,731)	4,292	8,452	2,897
Comprehensive income	$5,583	$5,928	$21,521	$4,438

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2016 and 2015

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income, net	Total
Balance, December 31, 2014	$512	$993,212	$40,528	$(245,516)	$5,839	$794,575
Net income	—	—	1,541	—	—	1,541
Stock-based compensation	—	2,514	—	—	—	2,514
Issuance under equity compensation plans, including tax benefit of $8	1	(286)	—	290	—	5
Repurchase of 8,645,836 shares	—	—	—	(175,048)	—	(175,048)
Cash dividends declared ($0.15 per share)	—	—	(5,291)	—	—	(5,291)
Other comprehensive income	—	—	—	—	2,897	2,897
Balance, September 30, 2015	$513	$995,440	$36,778	$(420,274)	$8,736	$621,193
Balance, December 31, 2015	$513	$997,926	$38,670	$(419,660)	$95	$617,544
Net income	—	—	13,069	—	—	13,069
Stock-based compensation	—	2,692	—	—	—	2,692
Issuance of stock under equity compensation plans, including tax benefit of $39, loss on reissuance of treasury stock of $5, net	1	(2,953)	—	2,669	—	(283)
Repurchase of 4,231,874 shares	—	—	—	(87,310)	—	(87,310)
Cash dividends declared ($0.15 per share)	—	—	(4,392)	—	—	(4,392)
Other comprehensive income	—	—	—	—	8,452	8,452
Balance, September 30, 2016	$514	$997,665	$47,347	$(504,301)	$8,547	$549,772

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$13,069	$1,541
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	22,369	7,021
Depreciation and amortization	10,864	11,613
Current income tax receivable	3,357	(2,216)
Deferred income tax asset	6,846	(6,585)
Discount accretion, net of premium amortization on securities	2,352	3,229
Loan accretion	(27,939)	(38,073)
Gain on sale of mortgages, net	(1,608)	(1,574)
Origination of loans held for sale, net of repayments	(79,747)	(78,760)
Proceeds from sales of loans held for sale	71,113	74,234
Bank-owned life insurance income	(1,378)	(1,217)
Amortization of indemnification asset	—	20,751
Gain on the sale of other real estate owned, net	(4,120)	(2,342)
Impairment on other real estate owned	262	799
Impairment on fixed assets related to banking center consolidations	—	1,089
(Gain) loss on sale of fixed assets	(1,840)	6
Bargain purchase gain	—	(1,048)
Stock-based compensation	2,692	2,514
Decrease in due to FDIC, net	—	(3,299)
Increase in other assets	(6,892)	(2,109)
Increase (decrease) in other liabilities	17,747	(799)
Net cash provided by (used in) operating activities	27,147	(15,225)
Cash flows from investing activities:
Purchase of FHLB stock	(1,859)	—
Proceeds from redemption of FHLB stock	7,051	493
Proceeds from redemption of FRB stock	4,964	—
Purchase of FRB stock	—	(238)
Proceeds from maturities of investment securities held-to-maturity	69,218	81,877
Proceeds from maturities of investment securities available-for-sale	207,413	242,159
Proceeds from sales of investment securities available-for-sale	—	29,748
Purchase of investment securities available-for-sale	(4,872)	—
Increase in securities purchased under agreement to resell	—	(50,000)
Net increase in loans	(239,203)	(272,019)
Sales (purchases) of premises and equipment, net	1,328	(3,623)
Purchase of bank-owned life insurance	(10,344)	—
Proceeds from sales of loans	9,231	11,702
Proceeds from sales of other real estate owned	8,227	14,260
Decrease in FDIC indemnification asset	—	176
Net cash activity from acquisitions	—	22,832
Net cash provided by investing activities	51,154	77,367
Cash flows from financing activities:
Net decrease in deposits	(15,670)	(21,694)
(Decrease) increase in repurchase agreements	(23,216)	35,936
Advances from FHLB	71,359	—
FHLB Payoffs	(60,000)	—
Issuance of stock under purchase and equity compensation plans	(322)	(148)
Proceeds from exercise of stock options	—	160
Excess tax benefit on stock-based compensation	39	8
Payment of dividends	(4,296)	(5,179)
Repurchase of shares	(87,310)	(175,048)
Net cash used in financing activities	(119,416)	(165,965)
Decrease in cash and cash equivalents	(41,115)	(103,823)
Cash and cash equivalents at beginning of the year	166,092	256,979
Cash and cash equivalents at end of period	$124,977	$153,156
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$9,336	$9,913
Net tax payments	$2,152	$7,467
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$4,755	$1,143
FDIC submissions transferred to other liabilities	$—	$(2,644)
Loans purchased but not settled	$11,537	$—

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

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

Income taxes —For the three and nine months ended September 30, 2016, the Company utilized the full year forecast method to calculated its interim income tax provision. For the three and nine months ended September 30, 2015, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards codification (“ASC”) 740-270-30-18, “Income Taxes-Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believed that, at that time, the use of this discrete method was more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method was not reliable due to (1) the levels of tax-exempt income in relation to pre-tax income, (2) the impact of the warrant liability which is non-taxable and (3) the impact and variability of FDIC Indemnification amortization on pre-tax income. See further discussion in note 13.

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

Financial Instruments - Credit Losses—In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates. Additionally, the update amends the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption in fiscal years beginning after December 15, 2018 is permitted. The amendment requires the use of the modified retrospective approach for adoption. The Company is in the process of evaluating the impact of the ASU’s adoption on the Company’s consolidated financial statements.

Statement of Cash Flows—In August 2016,  the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The update amends the guidance in ASC 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow items. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its financial statements.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.3 billion at September 30, 2016 and were comprised of $1.0 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities. At December 31, 2015, investment securities totaled $1.6 billion and were comprised of $1.2 billion of available-for-sale securities and $0.4 billion of held-to-maturity securities.

Available-for-sale

At September 30, 2016 and December 31, 2015, the Company held $1.0 billion and $1.2 billion of available-for-sale investment securities, respectively. Available-for-sale investment securities are summarized as follows as of the dates indicated:

	September 30, 2016
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$243,792	$7,446	$—	$251,238
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	714,425	3,178	(5,138)	712,465
Municipal securities	4,723	8	—	4,731
Other securities	419	—	—	419
Total	$963,359	$10,632	$(5,138)	$968,853

	December 31, 2015
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$305,773	$5,721	$(516)	$310,978
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	861,321	3,638	(19,416)	845,543
Municipal securities	306	—	—	306
Other securities	419	—	—	419
Total	$1,167,819	$9,359	$(19,932)	$1,157,246

At September 30, 2016 and December 31, 2015, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	$86,999	$(260)	$417,272	$(4,878)	$504,271	$(5,138)
Total	$86,999	$(260)	$417,272	$(4,878)	$504,271	$(5,138)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$109,182	$(516)	$—	$—	$109,182	$(516)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	67,527	(404)	575,954	(19,012)	643,481	(19,416)
Total	$176,709	$(920)	$575,954	$(19,012)	$752,663	$(19,932)

Management evaluated all of the available-for-sale securities in an unrealized loss position and concluded that no OTTI existed at September 30, 2016 or December 31, 2015. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at September 30, 2016 were caused by changes in interest rates. The portfolio included 51 securities, having an aggregate fair value of $504.3 million, which were in an unrealized loss position at September 30, 2016, compared to 66 securities, with a fair value of $752.7 million, at December 31, 2015. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase, and to secure borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank (“FHLB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $262.4 million at September 30, 2016 and $335.8 million at December 31, 2015. The decrease in pledged available-for-sale investment securities was primarily attributable to a decrease in average deposit account balances and client repurchase account balances during the nine months ended September 30, 2016. Certain investment securities may also be pledged as collateral for the line of credit at the FHLB of Topeka; at September 30, 2016 and December 31, 2015, no securities were pledged for this purpose.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.0 years as of September 30, 2016 and 3.6 years as of December 31, 2015. This estimate is based on assumptions and actual results may differ. At September 30, 2016 and December 31, 2015, the duration of the total available-for-sale investment portfolio was 2.9 years and 3.4 years, respectively.

As of September 30, 2016, municipal securities with an amortized cost and fair value of $3.7 million were due after one year through five years, while municipal securities with an amortized cost and fair value of $1.0 million were due after five years through ten years. Other securities of $0.4 million as of September 30, 2016, have no stated contractual maturity date.

Held-to-maturity

At September 30, 2016 and December 31, 2015, the Company held $355.4 million and $427.5 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$281,536	$5,312	$—	$286,848
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	73,891	313	(366)	73,838
Total investment securities held-to-maturity	$355,427	$5,625	$(366)	$360,686

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$340,131	$2,911	$(230)	$342,812
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	87,372	35	(1,634)	85,773
Total investment securities held-to-maturity	$427,503	$2,946	$(1,864)	$428,585

The table below summarizes the unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (“MBS”):
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	$5,593	$(21)	$34,946	$(345)	$40,539	$(366)
Total	$5,593	$(21)	$34,946	$(345)	$40,539	$(366)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$34,641	$(205)	$853	$(25)	$35,494	$(230)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	28,490	(180)	45,872	(1,454)	74,362	(1,634)
Total	$63,131	$(385)	$46,725	$(1,479)	$109,856	$(1,864)

The portfolio included five securities, having an aggregate fair value of $40.5 million, which were in an unrealized loss position at September 30, 2016, compared to twelve securities, with a fair value of $109.9 million, at December 31, 2015.

Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at September 30, 2016 or December 31, 2015. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at September 30, 2016 were caused by changes in interest rates. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $163.4 million and $156.5 million at September 30, 2016 and December 31, 2015, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of September 30, 2016 and December 31, 2015 was 3.1 years and 3.7 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 2.9 years and 3.4 years as of September 30, 2016 and December 31, 2015, respectively.

Note 4 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and loans not accounted for under this guidance, which includes our originated loans. The carrying value of loans is net of discounts, fees and costs on loans excluded from ASC 310-30 of $6.9 million and $8.1 million as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$43,339	$1,477,267	$1,520,606	53.9%
Commercial real estate non-owner occupied	95,487	453,248	548,735	19.4%
Residential real estate	17,654	706,791	724,445	25.7%
Consumer	1,183	27,586	28,769	1.0%
Total	$157,663	$2,664,892	$2,822,555	100.0%

	December 31, 2015
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$57,474	$1,369,946	$1,427,420	55.2%
Commercial real estate non-owner occupied	121,173	321,712	442,885	17.1%
Residential real estate	21,452	662,550	684,002	26.4%
Consumer	2,731	30,635	33,366	1.3%
Total	$202,830	$2,384,843	$2,587,673	100.0%

Delinquency for loans excluded from ASC 310-30 is shown in the following tables at September 30, 2016 and December 31, 2015, respectively:

	Total Loans September 30, 2016
			Greater			Total	Loans > 90
	30-59	60-89	than 90			Non	days past
	days past	days past	days past	Total past		310-30	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$289	$7	$1,159	$1,455	$1,042,089	$1,043,544	$25	$2,129
Owner occupied commercial real estate	192	—	330	522	213,464	213,986	271	412
Agriculture	196	—	223	419	132,690	133,109	—	1,939
Energy	3,018	—	7,063	10,081	76,547	86,628	—	13,313
Total Commercial	3,695	7	8,775	12,477	1,464,790	1,477,267	296	17,793
Commercial real estate non-owner occupied:
Construction	—	273	—	273	76,355	76,628	—	—
Acquisition/development	—	—	—	—	9,743	9,743	—	—
Multifamily	—	—	—	—	20,228	20,228	—	—
Non-owner occupied	—	—	28	28	346,621	346,649	—	68
Total commercial real estate	—	273	28	301	452,947	453,248	—	68
Residential real estate:
Senior lien	237	265	693	1,195	651,514	652,709	131	3,745
Junior lien	306	9	24	339	53,743	54,082	—	670
Total residential real estate	543	274	717	1,534	705,257	706,791	131	4,415
Consumer	53	39	1	93	27,493	27,586	1	202
Total loans excluded from ASC 310-30	$4,291	$593	$9,521	$14,405	$2,650,487	$2,664,892	$428	$22,478

	Total Loans December 31, 2015
			Greater			Total	Loans > 90
	30-59	60-89	than 90			Non	days past
	days past	days past	days past	Total past		310-30	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$2,252	$238	$49	$2,539	$890,350	$892,889	$—	$4,830
Owner occupied commercial real estate	370	111	66	547	184,072	184,619	—	1,273
Agriculture	441	58	1,222	1,721	143,837	145,558	—	1,984
Energy	23	5,781	—	5,804	141,076	146,880	—	12,008
Total Commercial	3,086	6,188	1,337	10,611	1,359,335	1,369,946	—	20,095
Commercial real estate non-owner occupied:
Construction	359	188	—	547	29,596	30,143	—	188
Acquisition/development	—	—	—	—	5,575	5,575	—	—
Multifamily	—	38	22	60	9,813	9,873	—	22
Non-owner occupied	2,340	182	968	3,490	272,631	276,121	—	1,013
Total commercial real estate	2,699	408	990	4,097	317,615	321,712	—	1,223
Residential real estate:
Senior lien	1,909	911	1,481	4,301	610,192	614,493	124	3,713
Junior lien	299	237	194	730	47,327	48,057	6	584
Total residential real estate	2,208	1,148	1,675	5,031	657,519	662,550	130	4,297
Consumer	239	26	38	303	30,332	30,635	36	32
Total loans excluded from ASC 310-30	$8,232	$7,770	$4,040	$20,042	$2,364,801	$2,384,843	$166	$25,647

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

Non-accrual loans excluded from the scope of ASC 310-30 totaled $22.5 million at September 30, 2016, decreasing $3.2 million, or 12.4%, from $25.6 million at December 31, 2015. The change was driven by decreases of  $2.7 million in the commercial and industrial sector due to charge-offs throughout the year and other net decreases of $1.8 million, offset by a net increase of  $1.3 million in the energy sector at September 30, 2016.

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of September 30, 2016 and December 31, 2015, respectively:

	Total Loans September 30, 2016
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,011,069	$21,697	$10,778	$—	$1,043,544
Owner occupied commercial real estate	193,054	15,902	5,030	—	213,986
Agriculture	121,159	9,713	2,237	—	133,109
Energy	57,208	16,107	8,878	4,435	86,628
Total Commercial	1,382,490	63,419	26,923	4,435	1,477,267
Commercial real estate non-owner occupied:
Construction	76,112	139	377	—	76,628
Acquisition/development	7,168	2,575	—	—	9,743
Multifamily	17,984	2,244	—	—	20,228
Non-owner occupied	333,244	6,141	7,264	—	346,649
Total commercial real estate	434,508	11,099	7,641	—	453,248
Residential real estate:
Senior lien	647,876	259	4,574	—	652,709
Junior lien	52,453	218	1,411	—	54,082
Total residential real estate	700,329	477	5,985	—	706,791
Consumer	27,317	60	209	—	27,586
Total loans excluded from ASC 310-30	$2,544,644	$75,055	$40,758	$4,435	$2,664,892
Loans accounted for under ASC 310-30:
Commercial	$30,071	$816	$12,452	$—	$43,339
Commercial real estate non-owner occupied	40,497	330	50,448	4,212	95,487
Residential real estate	13,409	1,511	2,734	—	17,654
Consumer	1,003	22	158	—	1,183
Total loans accounted for under ASC 310-30	$84,980	$2,679	$65,792	$4,212	$157,663
Total loans	$2,629,624	$77,734	$106,550	$8,647	$2,822,555

	Total Loans December 31, 2015
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$865,840	$8,363	$16,769	$1,917	$892,889
Owner occupied commercial real estate	174,108	5,595	4,916	—	184,619
Agriculture	132,450	2,440	10,668	—	145,558
Energy	92,152	36,503	16,098	2,127	146,880
Total Commercial	1,264,550	52,901	48,451	4,044	1,369,946
Commercial real estate non-owner occupied:
Construction	24,686	4,882	575	—	30,143
Acquisition/development	5,066	509	—	—	5,575
Multifamily	9,851	—	22	—	9,873
Non-owner occupied	262,035	8,091	5,722	273	276,121
Total commercial real estate	301,638	13,482	6,319	273	321,712
Residential real estate:
Senior lien	609,196	349	4,921	27	614,493
Junior lien	46,437	252	1,368	—	48,057
Total residential real estate	655,633	601	6,289	27	662,550
Consumer	30,483	67	85	—	30,635
Total loans excluded from ASC 310-30	$2,252,304	$67,051	$61,144	$4,344	$2,384,843
Loans accounted for under ASC 310-30:
Commercial	$35,384	$787	$21,303	$—	$57,474
Commercial real estate non-owner occupied	49,817	352	67,235	3,769	121,173
Residential real estate	16,960	1,604	2,888	—	21,452
Consumer	2,296	94	341	—	2,731
Total loans accounted for under ASC 310-30	$104,457	$2,837	$91,767	$3,769	$202,830
Total loans	$2,356,761	$69,888	$152,911	$8,113	$2,587,673

The Company's energy sector substandard and doubtful loans excluded from ASC 310-30 totaled $13.3 million and $18.2 million at September 30, 2016 and December 31, 2015, respectively. The decrease of $4.9 million was driven primarily by two loan relationships with balances of $11.4 million at December 31, 2015, which were charged-off during the second and third quarter of 2016, offset by increases of $6.3 million related to two loan relationships placed on non-accrual during 2016. Non 310-30 special mention loans within the commercial and industrial sector increased from December 31, 2015, largely due to downgrades to special mention of three loan relationships totaling $15.8 million, offset by a downgrade from special mention to substandard for one loan relationship of $4.1 million during the nine months ended September 30, 2016. Non 310-30 special mention loans within the agriculture sector increased from December 31, 2015, largely due to one loan relationship downgraded to special mention during the third quarter of 2016 totaling $9.0 million, offset by a downgrade to substandard of one loan relationship totaling $1.6 million at December 31, 2015.

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status, loans in bankruptcy, and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At September 30, 2016, the Company measured $24.9 million of impaired loans based on the fair value of the collateral less selling costs and $2.3 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate. Impaired loans totaling $8.2 million that individually were less than $250 thousand each, were measured through the general ALL reserves due to their relatively small size.

At September 30, 2016 and December 31, 2015, the Company’s recorded investments in impaired loans were $35.4 million and $37.4 million, respectively. Impaired loans at September 30, 2016 were primarily comprised of eight relationships totaling $22.5 million. Three of the relationships were in the energy sector, four of the relationships were in the commercial and industrial sector, and one relationship was in the agricultural sector. The three energy relationships were on non-accrual status at September 30, 2016. Impaired loans had a collective related allowance for loan losses allocated to them of $1.5 million and $4.4 million at September 30, 2016 and December 31, 2015, respectively.

Additional information regarding impaired loans at September 30, 2016 and December 31, 2015 is set forth in the table below:

	Impaired Loans
	September 30, 2016			December 31, 2015
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$10,309	$9,166	$—	$4,997	$4,995	$—
Owner occupied commercial real estate	1,658	1,504	—	2,218	2,150	—
Agriculture	1,859	1,845	—	1,877	1,878	—
Energy	22,546	6,890	—	5,815	5,749	—
Total commercial	36,372	19,405	—	14,906	14,772	—
Commercial real estate non-owner occupied:
Construction	—	—	—	190	188	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	410	358	—	154	153	—
Total commercial real estate	410	358	—	344	341	—
Residential real estate:
Senior lien	1,668	1,543	—	947	941	—
Junior lien	55	53	—	113	112	—
Total residential real estate	1,723	1,596	—	1,060	1,052	—
Consumer	5	5	—	—	—	—
Total impaired loans with no related allowance recorded	$38,510	$21,364	$—	$16,311	$16,165	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$41	$34	$—	$4,537	$4,503	$1,918
Owner occupied commercial real estate	1,098	733	3	1,272	1,117	2
Agriculture	221	176	—	254	248	1
Energy	6,423	6,423	1,459	6,279	6,260	2,127
Total commercial	7,783	7,366	1,462	12,342	12,128	4,048
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	34	34	—	61	59	—
Non-owner occupied	267	262	1	1,642	1,630	274
Total commercial real estate	301	296	1	1,703	1,689	274
Residential real estate:
Senior lien	5,074	4,497	20	5,827	5,701	54
Junior lien	1,991	1,682	14	1,800	1,593	11
Total residential real estate	7,065	6,179	34	7,627	7,294	65
Consumer	209	206	2	86	86	1
Total impaired loans with a related allowance recorded	$15,358	$14,047	$1,499	$21,758	$21,198	$4,388
Total impaired loans	$53,868	$35,411	$1,499	$38,069	$37,363	$4,388

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the three months ended
	September 30, 2016		September 30, 2015
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$9,589	$39	$15,234	$266
Owner occupied commercial real estate	1,513	22	1,605	24
Agriculture	1,845	—	1,978	—
Energy	17,142	—	5,363	—
Total Commercial	30,089	61	24,180	290
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	363	6	829	—
Total commercial real estate	363	6	829	—
Residential real estate:
Senior lien	1,555	5	306	4
Junior lien	53	—	—	—
Total residential real estate	1,608	5	306	4
Consumer	5	—	—	—
Total impaired loans with no related allowance recorded	$32,065	$72	$25,315	$294
With a related allowance recorded:
Commercial:
Commercial and industrial	$35	$—	$8,313	$—
Owner occupied commercial real estate	730	8	1,208	7
Agriculture	176	1	249	1
Energy	6,436	—	6,690	—
Total Commercial	7,377	9	16,459	8
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	34	—	38	—
Non-owner occupied	265	3	830	13
Total commercial real estate	299	3	868	13
Residential real estate:
Senior lien	4,508	25	6,486	31
Junior lien	1,696	16	1,448	13
Total residential real estate	6,204	41	7,934	44
Consumer	209	—	79	—
Total impaired loans with a related allowance recorded	$14,089	$53	$25,340	$65
Total impaired loans	$46,154	$125	$50,656	$359

	For the nine months ended
	September 30, 2016		September 30, 2015
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$10,511	$177	$15,837	$772
Owner occupied commercial real estate	1,539	70	1,635	59
Agriculture	1,845	—	1,978	—
Energy	20,327	—	5,363	—
Total Commercial	34,222	247	24,813	831
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	376	16	829	—
Total commercial real estate	376	16	829	—
Residential real estate:
Senior lien	1,578	16	312	12
Junior lien	54	1	—	—
Total residential real estate	1,632	17	312	12
Consumer	5	—	—	—
Total impaired loans with no related allowance recorded	$36,235	$280	$25,954	$843
With a related allowance recorded:
Commercial:
Commercial and industrial	$44	$—	$8,367	$1
Owner occupied commercial real estate	761	15	1,260	20
Agriculture	178	4	345	3
Energy	6,377	—	6,729	71
Total Commercial	7,360	19	16,701	95
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	35	1	39	1
Non-owner occupied	272	11	852	39
Total commercial real estate	307	12	891	40
Residential real estate:
Senior lien	4,620	70	6,621	89
Junior lien	1,733	47	1,478	39
Total residential real estate	6,353	117	8,099	128
Consumer	212	—	82	1
Total impaired loans with a related allowance recorded	$14,232	$148	$25,773	$264
Total impaired loans	$50,467	$428	$51,727	$1,107

Interest income recognized on impaired loans noted in the table above primarily represents interest earned on accruing troubled debt restructurings. Interest income recognized on impaired loans using the cash-basis method of accounting during the three months ended September 30, 2016 and 2015 was $0.1 million and $0.4 million, respectively. Interest income recognized on impaired loans using the cash-basis method of accounting during the nine months ended September 30, 2016 and 2015 was $0.4 million and $1.1 million, respectively.

Troubled debt restructurings

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR. At September 30, 2016 and December 31, 2015, the Company had $8.8 million and $8.4 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment.

Non-accruing TDRs at September 30, 2016 and December 31, 2015 totaled $12.0 million and $17.8 million, respectively.

During the nine months ended September 30, 2016, the Company restructured 15 loans with a recorded investment of $12.4 million to facilitate repayment. Substantially all of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The table below provides additional information related to accruing TDRs at September 30, 2016 and December 31, 2015:

	Accruing TDRs
	September 30, 2016
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$6,156	$6,215	$6,237	$—
Commercial real estate non-owner occupied	558	582	610	—
Residential real estate	2,058	2,116	2,108	2
Consumer	8	9	8	—
Total	$8,780	$8,922	$8,963	$2

	Accruing TDRs
	December 31, 2015
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$5,874	$5,951	$5,918	$163
Commercial real estate non-owner occupied	388	394	389	—
Residential real estate	2,162	2,234	2,166	2
Consumer	12	15	12	—
Total	$8,436	$8,594	$8,485	$165

The following table summarizes the Company’s carrying value of non-accrual TDRs as of September 30, 2016 and December 31, 2015:

	Non - Accruing TDRs
	September 30, 2016	December 31, 2015
Commercial	$10,708	$16,297
Commercial real estate non-owner occupied	—	816
Residential real estate	1,163	678
Consumer	177	2
Total	$12,048	$17,793

Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had three TDRs that were modified within the past twelve months and had defaulted on their restructured terms during the three months ended September 30, 2016, and five TDRs that were modified within the past twelve months and had defaulted on their restructured terms during the nine months ended September 30, 2016. The defaulted TDRs consisted of one energy sector loan totaling $3.0 million, three residential loans totaling $0.4 million, and one commercial real estate loan totaling $0.2 million. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings.

During the three and nine months ended September 30, 2015, the Company had no TDRs that had been modified within the past 12 months that defaulted on their restructured terms.

Loans accounted for under ASC Topic 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Accretable yield beginning balance	$84,194	$113,463
Reclassification from non-accretable difference	10,611	19,025
Reclassification to non-accretable difference	(4,479)	(3,745)
Accretion	(26,653)	(35,728)
Accretable yield ending balance	$63,673	$93,015

Below is the composition of the net book value for loans accounted for under ASC 310-30 at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Contractual cash flows	$556,025	$627,843
Non-accretable difference	(334,689)	(340,819)
Accretable yield	(63,673)	(84,194)
Loans accounted for under ASC 310-30	$157,663	$202,830

Note 5 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$29,982	$5,368	$4,504	$252	$40,106
Non 310-30 beginning balance	29,980	5,157	4,504	234	39,875
Charge-offs	(17,204)	—	(166)	(170)	(17,540)
Recoveries	19	8	84	57	168
Provision	5,112	178	(177)	162	5,275
Non 310-30 ending balance	17,907	5,343	4,245	283	27,778
ASC 310-30 beginning balance	2	211	—	18	231
Charge-offs	—	—	—	(6)	(6)
Recoveries	—	—	—	—	—
Provision (recoupment)	27	3	—	(12)	18
ASC 310-30 ending balance	29	214	—	—	243
Ending balance	$17,936	$5,557	$4,245	$283	$28,021

	Three months ended September 30, 2015
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$12,216	$2,963	$4,649	$413	$20,241
Non 310-30 beginning balance	11,584	2,837	4,647	408	19,476
Charge-offs	(12)	—	(26)	(174)	(212)
Recoveries	8	10	18	52	88
Provision	3,324	(21)	192	105	3,600
Non 310-30 ending balance	14,904	2,826	4,831	391	22,952
ASC 310-30 beginning balance	632	126	2	5	765
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision (recoupment)	148	(37)	(2)	1	110
ASC 310-30 ending balance	780	89	—	6	875
Ending balance	$15,684	$2,915	$4,831	$397	$23,827

	Nine months ended September 30, 2016
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$17,261	$4,166	$5,281	$411	$27,119
Non 310-30 beginning balance	16,473	3,939	5,245	385	26,042
Charge-offs	(20,684)	(276)	(363)	(558)	(21,881)
Recoveries	43	73	106	242	464
Provision	22,075	1,607	(743)	214	23,153
Non 310-30 ending balance	17,907	5,343	4,245	283	27,778
ASC 310-30 beginning balance	788	227	36	26	1,077
Charge-offs	—	(41)	—	(6)	(47)
Recoveries	—	—	—	—	—
(Recoupment) provision	(759)	28	(36)	(20)	(787)
ASC 310-30 ending balance	29	214	—	—	243
Ending balance	$17,936	$5,557	$4,245	$283	$28,021
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$1,462	$1	$34	$2	$1,499
Non 310-30 loans collectively evaluated for impairment	16,445	5,342	4,211	281	26,279
ASC 310-30 loans	29	214	—	—	243
Total ending allowance balance	$17,936	$5,557	$4,245	$283	$28,021
Loans:
Non 310-30 individually evaluated for impairment	$26,743	$654	$6,995	$210	$34,602
Non 310-30 collectively evaluated for impairment	1,450,524	452,594	699,796	27,376	2,630,290
ASC 310-30 loans	43,339	95,487	17,654	1,183	157,663
Total loans	$1,520,606	$548,735	$724,445	$28,769	$2,822,555

	Nine months ended September 30, 2015
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$10,384	$3,042	$3,771	$416	$17,613
Non 310-30 beginning balance	9,916	2,820	3,743	413	16,892
Charge-offs	(64)	(222)	(200)	(740)	(1,226)
Recoveries	62	135	46	190	433
Provision	4,990	93	1,242	528	6,853
Non 310-30 ending balance	14,904	2,826	4,831	391	22,952
ASC 310-30 beginning balance	468	222	28	3	721
Charge-offs	—	—	—	(14)	(14)
Recoveries	—	—	—	—	—
Provision (recoupment)	312	(133)	(28)	17	168
ASC 310-30 ending balance	780	89	—	6	875
Ending balance	$15,684	$2,915	$4,831	$397	$23,827
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$3,068	$6	$179	$1	$3,254
Non 310-30 loans collectively evaluated for impairment	11,836	2,820	4,652	390	19,698
ASC 310-30 loans	780	89	—	6	875
Total ending allowance balance	$15,684	$2,915	$4,831	$397	$23,827
Loans:
Non 310-30 individually evaluated for impairment	$40,556	$1,690	$8,183	$78	$50,507
Non 310-30 collectively evaluated for impairment	1,260,972	308,010	651,292	31,455	2,251,729
ASC 310-30 loans	65,615	125,065	26,975	3,237	220,892
Total loans	$1,367,143	$434,765	$686,450	$34,770	$2,523,128

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

The Company had $17.4 million and $21.4 million net charge-offs of non 310-30 loans during the three and nine months ended September 30, 2016, respectively. Management's evaluation resulted in a provision for loan losses on the non 310-30 loans of $5.3 million and $23.2 million during the three and nine months ended September 30, 2016, respectively. Provision for the three months ended September 30, 2016 was driven by loan growth and an increase in the energy sector provision of $3.9 million, primarily driven by one midstream sector client. The nine months ended September 30, 2016 provision was driven by a $19.0 million increase in the energy sector provision.

During the nine months ended September 30, 2016, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement resulted in a net provision of $18 thousand and a net recoupment of $787 thousand for the three and nine months ended September 30, 2016, respectively. The net provision and net recoupment was comprised primarily of a provision of $27 thousand in the commercial segment, offset by recoupments of $12 thousand in the consumer segment during the three months ended September 30, 2016, and comprised primarily of a recoupment of $759 thousand in the commercial segment for the nine months ended September 30, 2016, respectively.

The Company had $0.1 million and $0.8 million net charge offs of non ASC 310-30 loans during the three and nine months ended September 30, 2015, respectively. Management’s evaluation resulted in a provision for loan losses on the non 310-30 loans of $3.6 million and $6.9 million, respectively, during the three and nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. The re-measurement resulted in a net provision of $110 thousand and $168 thousand for the three and nine months ended September 30, 2015, which were comprised primarily of provision of $148 thousand in the commercial segment, offset by recoupments of $37 thousand in the non-owner occupied commercial real estate segment, during the three months ended September 30, 2015, and provision of $312 thousand in the commercial segment, offset by recoupment of $133 thousand in the non-owner occupied commercial real estate segment, during the nine months ended September 30, 2015.

Note 6 Other Real Estate Owned

A summary of the activity in the OREO balances during the nine months ended September 30, 2016 and 2015 is as follows:

	For the nine months ended September 30,
	2016	2015
Beginning balance	$20,814	$29,120
Purchases through acquisition, at fair value	—	1,488
Transfers from loan portfolio, at fair value	4,755	1,143
Impairments	(262)	(799)
Sales, net	(4,107)	(11,918)
Ending balance	$21,200	$19,034

At September 30, 2016 and December 31, 2015, OREO balances excluded $1.6 million and $5.5 million, respectively, of the Company’s minority interests in OREO, which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests. Included in Sales, net are net gains of $4.1 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 7 Borrowings

As a member of the FHLB of Topeka, the Bank has access to a line of credit and term financing from the FHLB with available credit of $885.3 million at September 30, 2016. Total advances under the line of credit at September 30, 2016 were $11.4 million with an interest rate of 0.53%, and had certain loans pledged as collateral. The Bank had no outstanding advances at December 31, 2015.

Additionally, at both September 30, 2016 and December 31, 2015, the Bank had $40.0 million in term advances from the FHLB of Des Moines. All of the outstanding advances have fixed interest rates of 0.84% - 2.33%, with maturity dates of 2016 - 2020. The Bank had investment securities pledged as collateral for FHLB of Des Moines advances in the amount of $43.0 million at September 30, 2016 and $41.7 million at December 31, 2015. Interest expense related to FHLB advances totaled $183 thousand and $515 thousand for the three and nine months ended September 30, 2016, respectively.

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

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at September 30, 2016, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

In February 2016, the Bank received approval from the Colorado Division of Banking and the Federal Reserve Bank of Kansas City to permanently reduce the Bank's capital by $140.0 million. As a result, the Bank distributed $140.0 million cash to the Company in February 2016.

At September 30, 2016 and December 31, 2015, the Bank met the requirement to be considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.

	September 30, 2016
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.5%	$473,198	N/A	N/A	4.0%	$181,012
NBH Bank	8.6%	389,951	4.5%	$203,039	4.0%	180,479
Common equity tier 1 risk-based capital:
Consolidated	14.4%	$473,198	N/A	N/A	4.5%	$203,639
NBH Bank	11.9%	389,951	6.5%	$293,278	4.5%	203,039
Tier 1 risk-based capital ratio:
Consolidated	14.4%	$473,198	N/A	N/A	6.0%	$196,765
NBH Bank	11.9%	389,951	8.0%	$261,246	6.0%	195,935
Total risk-based capital ratio:
Consolidated	15.3%	$501,545	N/A	N/A	8.0%	$262,354
NBH Bank	12.8%	418,298	10.0%	$326,558	8.0%	261,246

	December 31, 2015
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.8%	$550,368	N/A	N/A	4.0%	$187,325
NBH Bank	11.2%	519,766	5.0%	$464,078	4.0%	185,631
Common equity tier 1 risk-based capital:
Consolidated	17.5%	$550,368	N/A	N/A	4.5%	$210,741
NBH Bank	16.6%	519,766	6.5%	$301,651	4.5%	208,835
Tier 1 risk-based capital ratio:
Consolidated	17.5%	$550,368	N/A	N/A	6.0%	$189,101
NBH Bank	16.6%	519,766	8.0%	$344,989	6.0%	188,176
Total risk-based capital ratio:
Consolidated	18.4%	$578,448	N/A	N/A	8.0%	$252,134
NBH Bank	17.5%	547,846	10.0%	$376,352	8.0%	250,901

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

As of September 30, 2016, the aggregate number of shares of Class A common stock available for issuance under the 2014 Plan is 5,097,434 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders.

To date, the Company has issued stock options, restricted stock, and performance stock units under the plans. The Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.

Stock options

The Company issued stock options in accordance with the 2014 Plan during the nine months ended September 30, 2016. The options granted during the nine months ended September 30, 2016 are time-vesting over a 3-year period.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest on a graded basis over 1-4 years of continuous service and have 7-10 year contractual terms.

The following table summarizes stock option activity for the nine months ended September 30, 2016:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term in	Intrinsic
	Options	Price	Years	Value
Outstanding at December 31, 2015	2,596,251	$19.84	4.77	$3,968
Granted	170,778	19.62
Forfeited	(33,272)	19.27
Surrendered	(57,333)	20.25
Exercised	(3,507)	19.91
Expired	(3,058)	18.92
Outstanding at September 30, 2016	2,669,859	$19.82	4.27	$9,436
Options exercisable at September 30, 2016	2,329,857	$19.92	3.58	$1,437
Options expected to vest	356,851	$19.34	8.05	$8,958

Stock option expense is included in salaries and benefits in the consolidated statements of operations and totaled $0.2 million for the three months ended September 30, 2016 and 2015, and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.1 years.

Restricted stock awards

During the nine months ended September 30, 2016, the Company granted restricted stock awards in accordance with the 2014 Plan totaling 91,483 shares. The restricted stock awards vest over a range of a 1 - 3 year period. The fair value of restricted stock awards is determined based on the closing stock price of Company common shares on the grant date. The weighted-average grant date fair value of the restricted stock awards granted was $19.61 per share. As of September 30, 2016, the total unrecognized compensation cost related to non-vested awards totaled $1.9 million, and is expected to be recognized over a weighted average period of approximately 1.77 years.

Market-based stock awards

During the nine months ended September 30, 2016, the Company granted market-based stock awards of 26,594 shares in accordance with the 2014 Plan. These shares have a five-year performance period. The restricted stock shares vest upon the later of the Company’s stock price achieving an established price goal during the performance period, and the third anniversary of the date of grant. The fair value of these awards was determined using a Monte Carlo Simulation at grant date. The grant date fair value of these awards was $11.28. As of September 30, 2016, the total unrecognized compensation cost related to non-vested awards totaled $0.3 million, and is expected to be recognized over a weighted average period of approximately 2.2 years.

Performance stock units

During the nine months ended September 30, 2016, the Company granted 91,342 performance stock units in accordance with the 2014 Plan. These performance stock units granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period. The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. The Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit of the EPS target portion and the TSR target portion was $19.56 and $16.52, respectively. As of September 30, 2016, the total unrecognized compensation cost related to non-vested units totaled $1.1 million, and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes restricted stock and performance stock unit activity for the nine months ended September 30, 2016:

		Weighted		Weighted
	Restricted	Average Grant-	Performance	Average Grant-
	Shares	Date Fair Value	Stock Units	Date Fair Value
Unvested at December 31, 2015	836,031	$15.42	—	$—
Vested	(69,692)	18.97	—	—
Granted	118,077	18.96	91,342	18.22
Forfeited	(24,420)	18.99	(4,334)	18.22
Surrendered	(34,221)	18.97	—	—
Unvested at September 30, 2016	825,775	$15.37	87,008	$18.22

Expense related to non-vested restricted awards and units totaled $0.7 million and $0.8 million during the three months ended September 30, 2016 and 2015, respectively, and $2.2 million and $2.0 million during the nine months ended September 30, 2016 and 2015, respectively, and is included in salaries and benefits in the consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering period is the six-month period commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There is no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares.

Under the ESPP, employees purchased 19,209 shares during the nine months ended September 30, 2016. There were 366,337 shares available for issuance under the ESPP at September 30, 2016.

Note 10 Warrants

The Company had 725,750 outstanding warrants to purchase Company stock as of September 30, 2016 and December 31, 2015, respectively. The warrants were granted to certain lead shareholders of the Company at the time of the Company’s initial capital raise (2009-2010), all with an exercise price of $20.00 per share. During December 2015, the Company modified its remaining warrant agreements resulting in the reclassification of $3.1 million to additional paid-in capital included in the consolidated statements of financial condition as of September 30, 2016. The modified term of the warrants is for ten years and six months from the date of grant and the expiration dates of the warrants range from April 20, 2020 - September 23, 2020.

Prior to the warrants reclassification to additional paid-in-capital during the fourth quarter of 2015, the warrants were revalued each reporting period. The Company recorded a benefit of $0.5 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, in the consolidated statements of operations, resulting from the change in fair value of the warrant liability.

Note 11 Common Stock

On August 5, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. The remaining authorization under this program as of September 30, 2016 was $18.8 million.

The Company had 26,282,224 shares of Class A common stock outstanding as of September 30, 2016, and 30,358,509 shares of Class A common stock outstanding as of December 31, 2015. Additionally, as of September 30, 2016 and December 31, 2015, the Company had 825,775 and 836,031 shares, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

Note 12 Income Per Share

The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 9.

The Company had 26,282,224 and 30,318,684 shares outstanding (inclusive of Class A and B) as of September 30, 2016 and 2015, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2016 and 2015.

The following table illustrates the computation of basic and diluted income per share for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$8,314	$1,636	$13,069	$1,541
Less: income allocated to participating securities	(12)	(14)	(37)	(39)
Income allocated to common shareholders	$8,302	$1,622	$13,032	$1,502
Weighted average shares outstanding for basic income per common share	27,654,827	32,681,181	28,991,094	35,605,180
Dilutive effect of equity awards	173,747	54,969	92,885	521
Dilutive effect of warrants	70,182	26,366	27,343	—
Weighted average shares outstanding for diluted income per common share	27,898,756	32,762,516	29,111,322	35,605,701
Basic income per share	$0.30	$0.05	$0.45	$0.04
Diluted income per share	$0.30	$0.05	$0.45	$0.04

The Company had 2,669,859 and 3,060,664 outstanding stock options to purchase common stock at weighted average exercise prices of $19.82 and $19.86 per share at September 30, 2016 and 2015, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, the Company had outstanding warrants to purchase shares of the Company’s common stock totaling 725,750 as of September 30, 2016 and 2015, respectively. The warrants have an exercise price of $20.00, which were in-the-money for purposes of dilution calculations during the three and nine months ended September 30, 2016, and three months ended September 30, 2015, and out-of-the-money during the nine months ended September 30, 2015. The Company had 912,783 and 1,046,980 unvested restricted shares and units issued as of September 30, 2016 and 2015, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 13 Income Taxes

The income tax rate for the three and nine months ended September 30, 2016 was an expense of 16.9% and 18.0%, respectively, compared to a benefit for both periods in 2015. The three and nine months ended September 30, 2016 rate was calculated based on a full year forecast method. The quarterly tax rate differs from the federal statutory rate primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

The tax rate for the three and nine months ended September 30, 2016 is not comparable to the three and nine months ended September 30, 2015 as the Company moved from recording income tax expense on a discrete quarter basis in 2015 to a full year forecast method in 2016. The tax benefit recorded for the three and nine months ended September 30, 2015 was due to income from tax-exempt lending and tax-exempt bank-owned life insurance in excess of pre-tax income for the periods then ended. See management’s discussion and analysis for further information.

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

Fair values of derivative instrument of the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2016 and December 31, 2015.

Information about the valuation methods used to measure fair value is provided in note 16 of the consolidated financial statements.

		Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2016	2015	Location	2016	2015
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$58	$388	Other liabilities	$21,642	$6,232
Total derivatives designated as hedging instruments		$58	$388		$21,642	$6,232

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$4,443	$1,959	Other liabilities	$4,775	$2,083
Interest rate lock commitments	Other assets	465	—	Other liabilities	—	—
Forward contracts	Other assets	—	—	Other liabilities	119	—
Forward loan sales agreements	Loans held for sale	31	—	Loans held for sale	—	—
Total derivatives not designated as hedging instruments		$4,939	$1,959		$4,894	$2,083

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2016, the Company had 45 interest rate swaps with a notional amount of $374.9 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. The Company had 31 outstanding interest rate swaps with a notional amount of $273.3 million that were designated as fair value hedges of interest rate risk associated with Company’s fixed-rate loans as of December 31, 2015.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2016, the Company recognized a net loss of $48 thousand and $1.2 million, respectively, in non-interest income related to hedge ineffectiveness. During the three and nine months ended September 30 2015, the Company recognized a net loss of $522 thousand and $255 thousand, respectively, in non-interest income related to hedge ineffectiveness.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2016, the Company had 37 matched interest rate swap transactions with an aggregate notional amount of $139.2 million related to this program. As of December 31, 2015, the Company had 20 matched interest rate swap transactions with an aggregate notional amount of $68.1 million related to this program.

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

The Company had 152 interest rate lock commitments with a notional value of $26.3 million and 22 forward contracts with a notional value of $25.8 million at September 30, 2016. The Company had six forward loan sales commitments with a notional value of $1.1 million at September 30, 2016. At December 31, 2015, the Company had no mandatory delivery interest rate lock commitments, forward sale contracts or forward loan sales commitments, and the best efforts mortgage banking derivatives were immaterial to the consolidated financial statements.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
hedging relationships	derivatives	2016	2015	2016	2015
Interest rate products	Other non-interest income	$1,674	$(8,768)	$(15,740)	$(5,663)
Total		$1,647	$(8,768)	$(15,740)	$(5,663)

	Location of gain (loss)	Amount of gain (loss) recognized in income on hedged items
	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
Hedged items	hedged items	2016	2015	2016	2015
Interest rate products	Other non-interest income	$(1,722)	$8,246	$14,576	$5,408
Total		$(1,722)	$8,246	$14,576	$5,408

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
as hedging instruments	derivatives	2016	2015	2016	2015
Interest rate products	Other non-interest income	$(23)	$(99)	$(206)	$(73)
Interest rate lock commitments	Other non-interest income	133	—	465	—
Forward contracts	Other non-interest income	60	—	(119)	—
Forward loan sales agreements	Other non-interest income	(51)	—	31	—
Total		$119	$(99)	$171	$(73)

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

As of September 30, 2016 and December 31, 2015, the termination value of derivatives in a net liability position related to these agreements was $28.9 million and $9.0 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of September 30, 2016 and December 31, 2015, the Company had posted $31.6 million and $8.2 million, respectively, in eligible collateral. If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

Note 15 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At September 30, 2016 and December 31, 2015, the Company had loan commitments totaling $557.0 million and $627.2 million, respectively, and standby letters of credit that totaled $12.6 million and $9.8 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Commitments to fund loans	$142,066	$261,004
Credit card lines of credit	—	18,418
Unfunded commitments under lines of credit	414,884	347,822
Commercial and standby letters of credit	12,568	9,770
Total	$569,518	$637,014

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

Credit card lines of credit—The Company extends lines of credit to clients through the use of credit cards issued by the Bank. These lines of credit represent the maximum amounts allowed to be funded, many of which will not exhaust the established limits, and as such, these amounts are not necessarily representations of future cash requirements or credit exposure. During the first quarter of 2016, the Company sold its credit card lines of credit and entered into a joint marketing agreement with an unrelated third-party. As a result of this action, the Company will be able to better provide small business and consumers with access to a more competitive suite of products and services.

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the nine months ended September 30, 2016 and 2015, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At September 30, 2016 and December 31, 2015, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$251,238	$—	$251,238
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	712,465	—	712,465
Municipal securities	—	4,425	306	4,731
Other securities	—	—	419	419
Interest rate swap derivatives	—	4,501	—	4,501
Mortgage banking derivatives	—	—	496	496
Total assets at fair value	$—	$972,629	$1,221	$973,850
Liabilities:
Interest rate swap derivatives	$—	$26,417	$—	$26,417
Mortgage banking derivatives	—	—	119	119
Total liabilities at fair value	$—	$26,417	$119	$26,536

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$310,978	$—	$310,978
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	845,543	—	845,543
Municipal securities	—	—	306	306
Other securities	—	—	419	419
Interest rate swap derivatives	—	2,347	—	2,347
Total assets at fair value	$—	$1,158,868	$725	$1,159,593
Liabilities:
Interest rate swap derivatives	$—	$8,315	$—	$8,315
Total liabilities at fair value	$—	$8,315	$—	$8,315

The table below details the changes in level 3 financial instruments during the nine months ended September 30, 2016 and September 30, 2015:

	Other	Municipal	Mortgage banking
	securities	securities	derivatives, net
Balance at December 31, 2014	$419	$—	$—
Change in value	58	—	—
Purchase through acquisition	—	346	—
Net change in Level 3	58	346	—
Balance at September 30, 2015	$477	$346	$—

Balance at December 31, 2015	$419	$306	$—
Gain included in earnings, net	—	—	377
Net change in Level 3	—	—	377
Balance at September 30, 2016	$419	$306	$377

Fair Value Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At September 30, 2016, the Company measured one loan not accounted for under ASC 310-30 at fair value on a non-recurring basis, with a carrying balance of $6.4 million and specific reserve balance of $1.5 million. At September 30, 2015, the Company measured seven loans with a total carrying balance of $16.1 million and total specific reserves of $3.2 million.

The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.

OREO is recorded at the lower of the cost basis or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $0.3 million and $0.8 million of OREO impairments in its consolidated statements of operations during the nine months ended September 30, 2016 and 2015, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.

Premise and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criterial are met. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agents and often involves obtaining third party appraisals from certified real estate appraisers. These fair value measurements are classified as level 3. Unobservable inputs to these measures, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The Company recognized $1.1 million of impairments in its unaudited consolidated statements of operations related to banking centers classified as held-for-sale during the nine months ended September 30, 2015.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the nine months ended September 30, 2016 and 2015:

	September 30, 2016
	Total	Losses from fair value changes
Other real estate owned	$21,200	$262
Impaired loans	35,411	17,546

	September 30, 2015
	Total	Losses from fair value changes
Other real estate owned	$19,034	$799
Impaired loans	50,506	433
Premise and Equipment	813	1,089

The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the nine months ended September 30, 2016.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of September 30, 2016. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO and premise and equipment. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved:

	Fair value at
	September 30, 2016	Valuation Technique	Unobservable Input	Qualitative Measures
Other available-for-sale securities	$419	Par value	Par value
Municipal securities	306	Par value	Par value
Impaired loans	35,411	Appraised value	Appraised values
			Discount rate	0% - 25%

Note 17 Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The fair value of financial instruments at September 30, 2016 and December 31, 2015, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair value	September 30, 2016		December 31, 2015
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$124,977	$124,977	$166,092	$166,092
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	251,238	251,238	310,978	310,978
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	712,465	712,465	845,543	845,543
Municipal securities	Level 2	4,425	4,425	—	—
Municipal securities	Level 3	306	306	306	306
Other available-for-sale securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	281,536	286,848	340,131	342,812
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	73,891	73,838	87,372	85,773
Non-marketable securities	Level 2	12,373	12,373	22,529	22,529
Loans receivable, net	Level 3	2,794,534	2,853,955	2,560,554	2,613,381
Loans held-for-sale	Level 2	20,341	20,341	13,292	13,292
Accrued interest receivable	Level 2	14,251	14,251	12,190	12,190
Interest rate swap derivatives	Level 2	4,501	4,501	2,347	2,347
Mortgage banking derivatives	Level 3	496	496	—	—
LIABILITIES
Deposit transaction accounts	Level 2	2,651,235	2,651,235	2,646,794	2,646,794
Time deposits	Level 2	1,173,772	1,169,711	1,193,883	1,182,098
Securities sold under agreements to repurchase	Level 2	113,307	113,307	136,523	136,523
Federal Home Loan Bank advances	Level 2	51,359	52,324	40,000	40,919
Accrued interest payable	Level 2	5,918	5,918	4,319	4,319
Interest rate swap derivatives	Level 2	26,417	26,417	8,315	8,315
Mortgage banking derivatives	Level 3	119	119	—	—

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2016, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2015, 2014, and 2013. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

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

In 2010 and 2011, we completed the acquisition and integration of four problem or failed banks, three of which were FDIC-assisted. During the third quarter of 2015, we completed the acquisition of Pine River, which is included in our Community Banks of Colorado brand. We have transformed these five banks into one collective banking operation with steadily increasing organic growth, prudent underwriting, and meaningful market share with continued opportunity for expansion. Our long-term business model utilizes our organic growth infrastructure, low-risk balance sheet, continuous operational development and a disciplined acquisition strategy to create value and provide opportunities for growth.

As of September 30, 2016 we had $4.6 billion in assets, $2.8 billion in loans, $3.8 billion in deposits and $0.5 billion in equity. We believe that our established presence positions us well for growth opportunities. Our focus is on building strong banking relationships with small to mid-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth.

Operating Highlights and Key Challenges

Our operations resulted in the following highlights as of and for the nine months ended September 30, 2016 (except as noted):

Loan portfolio

•	Total loans were $2.8 billion, a $234.9 million increase, or 12.1%, annualized.
•	Organic loan originations totaled $762.3 million year-to-date and $1.0 billion on a trailing twelve month basis.
•	Originated loans totaled $2.5 billion and increased $321.2 million, or 19.7%, annualized.

Credit quality

•

A provision for loan losses on the non 310-30 loans of $23.2 million compared to $6.9 million in 2015 was driven by loan growth and increased reserves against the energy sector portfolio of $19.0 million.

•

Net charge-offs within the non 310-30 portfolio totaled 1.16%, annualized, increasing from 0.12% for the full year of 2015, driven by charge-offs of $19.1 million on energy sector loans this year, or 1.03%, annualized, on total loans.

•

Non-performing non 310-30 loans represented 0.84% of total non 310-30 loans, compared to 1.08% at December 31, 2015. Outside of the energy sector loans, the loan portfolio credit profile remains strong as evidenced by the non-performing loans to total loans ratio of 0.33%.

Client deposit funded balance sheet

•

Total deposits and client repurchase agreements averaged $4.0 billion and decreased $47.3 million from the first nine months of the prior year as the increase in average transaction deposits of $176.8 million was offset by lower average time deposits of $120.6 million and lower average client repurchase agreements of $103.5 million.

•	Transaction account balances improved to 69.3% of total deposits as of September 30, 2016 from 68.9% at December 31, 2015.
•	As of September 30, 2016, total deposits and client repurchase agreements made up 97.1% of our total liabilities.

Revenues and expenses

•

Net interest income totaled $109.9 million, a decrease of $7.2 million, or 6.1%, from the first nine months of 2015. On a fully taxable equivalent (FTE) basis, net interest income totaled $112.9 million and decreased $5.9 million, or 4.9%, from the first nine months of 2015. Lower levels of higher-yielding 310-30 loans and investment portfolio paydowns decreased interest income $15.5 million and were partially offset by a $10.0 million increase in non 310-30 interest income from new loan originations.

•

Non-interest income was $30.0 million during the first nine months of 2016, compared to $6.0 million for the first nine months of the prior year, an increase of $24.0 million. The increase was primarily driven by negative $20.4 million of FDIC-related income coupled with a $1.8 million gain on sale of a building this year, a $1.3 million increase in OREO related income, and a $1.0 million increase in gain on recoveries of acquired loans. Additionally, bank card fees grew $0.5 million on the strength of higher interchange activity. Partially offsetting these increases were $0.6 million lower service charges due to lower instances of overdrafts, a $0.9 million negative mark-to-market adjustment related to fair value interest rate swaps on fixed-rate term loans and a $1.0 million bargain purchase gain recorded in the prior year. Other income increased a net $1.5 million primarily from higher interest rate swap fees from clients and an increase in bank-owned life insurance income.

•

Non-interest expense totaled $101.6 million during the first nine months of 2016, decreasing $14.2 million, or 12.3%, compared to the first nine months of the prior year. The decrease was partially due to lower salaries and benefits, professional fees, and occupancy and equipment expenses totaling $2.9 million. Other non-interest expenses were also lower $6.6 million, primarily due to lower telecommunications and data processing expense benefiting from the core system conversion and lower marketing expense. Problem asset workout expenses decreased $2.3 million consistent with the decrease in acquired problem credits, coupled with a $1.8 million increase in gain on sale of OREO compared to the prior year. Additionally, the prior period included banking center consolidation related expenses of $1.1 million, offset by warrant liability income of $0.4 million.

Strong capital position

•

Capital ratios are strong as our capital position remains in excess of federal bank regulatory thresholds. As of September 30, 2016, our consolidated tier 1 leverage ratio was 10.46% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 14.43%.

•

The after-tax value of the accretable yield on ASC 310-30 loans in excess of 4.0%, and discounted at 5% to consider the timing of the excess accreted interest income recognition, adds $0.99 per share to our tangible book value per share as of September 30, 2016.

•

During the nine months ended September 30, 2016, we repurchased 4.2 million shares, or 13.9% of outstanding shares, at a weighted average price of $20.62 per share. Since early 2013 and through September 30, 2016, we have repurchased 26.4 million shares, or 50.4% of outstanding shares, at an attractive weighted average price of $20.00 per share.

Key Challenges

There are a number of significant challenges confronting us and our industry. In our short history, we have acquired distressed financial institutions, and sought to rebuild them and implement operational efficiencies across the enterprise as a whole. We face continual challenges implementing our business strategy, including growing the assets and deposits of our business amidst intense competition, particularly for loans and deposits, low interest rates, changes in the regulatory environment and identifying and consummating disciplined merger and acquisition opportunities in a very competitive environment.

General economic conditions continue to modestly improve in 2016, but continue to be somewhat dampened by the uncertainty about the strength of the recovery, both nationally and in our markets. Residential real estate values have largely recovered from their lows and commercial real estate property fundamentals continued to improve in our markets and nationally across all property types and classes. We consider this recovery with guarded optimism. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

Oil and gas prices began a steep decline in November 2014 and have remained cyclically low through the third quarter of 2016.  While there have been job losses related to the Energy sector, employment rates and job creation have trended favorably as other industry sectors have offset declines in Energy.  Nevertheless, the direct impact on the Energy sector has been profound and we have experienced credit deterioration and credit losses in our Energy loan portfolio. Energy loans comprised 3.1% of our total loans and prolonged or further pricing pressure on oil and gas could lead to additional credit stress in our energy portfolio.

Total loans ended the quarter at $2.8 billion, increasing $234.9 million during the nine months ended September 30, 2016, 12.1% annualized, on the strength of $762.3 million of loan originations that were partially offset by loan paydowns, particularly in our acquired problem loan portfolio, as well as paydowns and charge-offs in our energy portfolio. Our acquired loans have produced higher yields than our originated loans due to the recognition of accretion of fair value adjustments and accretable yield. The tepid economic recovery, global economic uncertainty and intense loan competition have kept interest rates low during the nine months ended September 30, 2016, limiting the yields we have been able to obtain on originated loans. During the nine months ended September 30, 2016, our weighted average yield on loan originations was 3.65% (fully taxable equivalent), which is lower than the 2015 weighted average yield of our total loan portfolio of 5.71% (fully taxable equivalent). We expect downward pressure on the yields on our total loan portfolio to the extent that our originated loan portfolio does not provide sufficient yields to replace the high yields on the acquired loan portfolio as they pay down or pay off. Growth in our interest income will ultimately be dependent on our ability to generate sufficient volumes of high-quality originated loans.

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

Performance Overview

As a financial institution, we routinely evaluate and review our consolidated statements of financial condition and results of operations. We evaluate the levels, trends and mix of the statements of financial condition and statements of operations line items and compare those levels to our budgeted expectations, our peers, industry averages and historical trends.

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

Non-interest expense -  The primary components of our non-interest expense are salaries and benefits, occupancy and equipment, and telecommunications and data processing. Any expenses related to the resolution of problem assets are also included in non-interest expense. These expenses are dependent on individual resolution circumstances and, as a result, are not consistent from period to period. We seek to manage our non-interest expense in order to maximize efficiencies.

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

In evaluating the financial statement line items described above, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for the periods indicated:

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2016	2015	2015	2016	2015
Key Ratios(1)
Return on average assets	0.72%	0.28%	0.13%	0.37%	0.04%
Return on average tangible assets(2)	0.80%	0.36%	0.21%	0.45%	0.11%
Return on average tangible assets before provision for loan losses and taxes FTE(2)	1.55%	1.31%	0.50%	1.32%	0.36%
Return on average equity	5.76%	2.13%	0.98%	2.92%	0.28%
Return on average tangible common equity(2)	7.07%	2.97%	1.64%	3.88%	0.81%
Interest earning assets to interest bearing liabilities (end of period)(3)	133.09%	133.71%	134.58%	133.09%	134.58%
Loans to deposits ratio (end of period)	74.32%	67.72%	65.41%	74.32%	65.41%
Non-interest bearing deposits to total deposits (end of period)	22.00%	21.22%	21.17%	22.00%	21.17%
Net interest margin(4)	3.49%	3.64%	3.47%	3.41%	3.50%
Net interest margin FTE(2)(4)	3.59%	3.73%	3.54%	3.51%	3.55%
Interest rate spread(5)	3.46%	3.61%	3.43%	3.39%	3.44%
Yield on earning assets(3)	3.84%	3.97%	3.79%	3.75%	3.83%
Yield on earning assets FTE(2)(3)	3.93%	4.05%	3.87%	3.85%	3.88%
Cost of interest bearing liabilities(3)	0.47%	0.44%	0.44%	0.46%	0.44%
Cost of deposits	0.36%	0.35%	0.35%	0.36%	0.36%
Non-interest expense to average assets	2.89%	3.55%	3.18%	2.90%	3.18%
Efficiency ratio FTE(2)(6)	64.37%	72.61%	86.25%	68.19%	89.55%

Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.80%	0.99%	1.14%	0.80%	1.14%
Non-performing assets to total loans and OREO	1.54%	1.81%	1.91%	1.54%	1.91%
Allowance for loan losses to total loans	0.99%	1.05%	0.94%	0.99%	0.94%
Allowance for loan losses to non-performing loans	124.66%	105.74%	83.18%	124.66%	83.18%
Net charge-offs to average loans(1)	2.49%	0.33%	0.02%	1.08%	0.05%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation below.
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

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “return on average tangible assets before provision for loan losses and taxes,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity,” "tangible common equity to tangible assets," and "fully taxable equivalent (FTE)" metrics are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on a FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures is as follows.

Tangible Common Book Value Ratios

	September 30, 2016	December 31, 2015	September 30, 2015
Total shareholders' equity	$549,772	$617,544	$621,193
Less: goodwill and intangible assets, net	(67,950)	(72,060)	(73,429)
Add: deferred tax liability related to goodwill	8,935	7,772	7,385
Tangible common equity (non-GAAP)	$490,757	$553,256	$555,149

Total assets	$4,606,413	$4,683,908	$4,788,049
Less: goodwill and intangible assets, net	(67,950)	(72,060)	(73,429)
Add: deferred tax liability related to goodwill	8,935	7,772	7,385
Tangible assets (non-GAAP)	$4,547,398	$4,619,620	$4,722,005

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.93%	13.18%	12.97%
Less: impact of goodwill and intangible assets, net	(1.14)%	(1.20)%	(1.21)%
Tangible common equity to tangible assets (non-GAAP)	10.79%	11.98%	11.76%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$490,757	$553,256	$555,149
Divided by: ending shares outstanding	26,282,224	30,358,509	30,318,684
Tangible common book value per share (non-GAAP)	$18.67	$18.22	$18.31

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$490,757	$553,256	$555,149
Less: accumulated other comprehensive income, net of tax	(8,547)	(95)	(8,736)
Tangible common book value, excluding accumulated other comprehensive income, net of tax (non-GAAP)	482,210	553,161	546,413
Divided by: ending shares outstanding	26,282,224	30,358,509	30,318,684
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$18.35	$18.22	$18.02

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the nine months ended
	September 30, 2016	December 31, 2015	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$8,314	$3,340	$1,636	$13,069	$1,541
Add: impact of core deposit intangible amortization expense, after tax	836	836	829	2,507	2,459
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$9,150	$4,176	$2,465	$15,576	$4,000

Income before income taxes FTE (non-GAAP)	$11,050	$8,623	$878	$18,988	$1,997
Add: impact of core deposit intangible amortization expense, before tax	1,370	1,370	1,359	4,110	4,031
Add: provision for loan losses	5,293	5,423	3,710	22,369	7,021
FTE income adjusted for impact of core deposit intangible amortization expense and provision (non-GAAP)	$17,713	$15,416	$5,947	$45,467	$13,049

Average assets	$4,600,769	$4,723,132	$4,819,462	$4,672,007	$4,867,444
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(59,685)	(64,954)	(66,575)	(61,051)	(67,473)
Average tangible assets (non-GAAP)	$4,541,084	$4,658,179	$4,752,887	$4,610,956	$4,799,971

Average shareholders' equity	$574,574	$622,239	$663,237	$597,206	$728,179
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(59,685)	(64,954)	(66,575)	(61,051)	(67,473)
Average tangible common equity (non-GAAP)	$514,889	$557,285	$596,662	$536,155	$660,706

Return on average assets (non-GAAP)	0.72%	0.28%	0.13%	0.37%	0.04%
Return on average tangible assets (non-GAAP)	0.80%	0.36%	0.21%	0.45%	0.11%
Return on average tangible assets before provision for loan losses and taxes FTE (non-GAAP)	1.55%	1.31%	0.50%	1.32%	0.36%
Return on average equity (non-GAAP)	5.76%	2.13%	0.98%	2.92%	0.28%
Return on average tangible common equity (non-GAAP)	7.07%	2.97%	1.64%	3.88%	0.81%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the nine months ended
	September 30, 2016	December 31, 2015	September 30, 2015	September 30, 2016	September 30, 2015
Interest income	$40,764	$43,492	$42,311	$120,790	$127,915
Add: impact of taxable equivalent adjustment	1,041	928	822	3,053	1,767
Interest income FTE (non-GAAP)	$41,805	$44,420	$43,133	$123,843	$129,682

Net interest income	$37,064	$39,929	$38,682	$109,855	$117,016
Add: impact of taxable equivalent adjustment	1,041	928	822	3,053	1,767
Net interest income FTE (non-GAAP)	$38,105	$40,857	$39,504	$112,908	$118,783

Average earning assets	$4,227,732	$4,348,462	$4,423,279	$4,301,320	$4,469,696
Yield on earning assets	3.84%	3.97%	3.79%	3.75%	3.83%
Yield on earning assets FTE (non-GAAP)	3.93%	4.05%	3.87%	3.85%	3.88%
Net interest margin	3.49%	3.64%	3.47%	3.41%	3.50%
Net interest margin FTE (non-GAAP)	3.59%	3.73%	3.54%	3.51%	3.55%

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the fair value determination of assets acquired and liabilities assumed in business combinations, the accounting for acquired loans and the determination of the ALL. These critical accounting policies and estimates are summarized in the sections captioned “Application of Critical Accounting Policies” in Management's Discussion and Analysis in our 2015 Annual Report on Form 10-K, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for the year ended December 31, 2015. Described below are changes to the application of significant accounting policies since December 31, 2015.

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

Income taxes—For the three and nine months ended September 30, 2015, the Company utilized the discrete effective tax rate method provision as allowed by ASC 740-270-30-18, “Income Taxes-Interim Reporting,” to calculate its interim income tax provision. See further discussion in note 13.

Financial Condition

Total assets decreased to $4.6 billion at September 30, 2016 from $4.7 billion at December 31, 2015. During the nine months ended September 30, 2016, the decrease from the investment securities portfolio and acquired 310-30 loans was used to fund new loan growth. Total loans were $2.8 billion at September 30, 2016, and grew $234.9 million, or 12.1% annualized from December 31, 2015. Originated loans totaled $2.5 billion and increased $321.2 million, or 19.7%, annualized. Lower cost demand, savings, and money market ("transaction") deposits were consistent with prior years, while time deposits decreased $20.1 million, or 1.7%, as we continued to focus on developing a long-term banking relationship with clients.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $1.0 billion at September 30, 2016, compared to $1.2 billion at December 31, 2015, a decrease of $188.4 million, or 16.3%. During the nine months ended September 30, 2016, maturities and pay downs of available-for-sale securities totaled $207.4 million, and purchases of available-for-sale securities totaled $4.9 million. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated:

	September 30, 2016				December 31, 2015
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$243,792	$251,238	26.0%	2.20%	$305,773	$310,978	26.8%	2.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	714,425	712,465	73.5%	1.69%	861,321	845,543	73.1%	1.74%
Municipal securities	4,723	4,731	0.5%	3.34%	306	306	0.0%	0.00%
Other securities	419	419	0.0%	0.00%	419	419	0.1%	0.00%
Total investment securities available-for-sale	$963,359	$968,853	100.0%	1.83%	$1,167,819	$1,157,246	100.0%	1.87%

As of September 30, 2016 and December 31, 2015, generally the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At September 30, 2016 and December 31, 2015, adjustable rate securities comprised 6.8% and 7.3%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 1.94% and 2.10% at September 30, 2016 and December 31, 2015, respectively.

The available-for-sale investment portfolio included $5.1 million and $19.9 million of gross unrealized losses at September 30, 2016 and December 31, 2015, respectively, which were offset by $10.6 million and $9.4 million of gross unrealized gains for the aforementioned periods, respectively. In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily impaired.

 Held-to-maturity

At September 30, 2016, we held $355.4 million of held-to-maturity investment securities, compared to $427.5 million at December 31, 2015, a decrease of $72.1 million, or 16.9%. During the nine months ended September 30, 2016, maturities and pay downs of held-to-maturity securities totaled $69.2 million, while there were no purchases of held-to-maturity securities. Held-to-maturity investment securities are summarized as follows as of the date indicated:

	September 30, 2016				December 31, 2015
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$281,536	$286,848	79.2%	3.26%	$340,131	$342,812	79.6%	3.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	73,891	73,838	20.8%	1.66%	87,372	85,773	20.4%	1.69%
Total investment securities held-to-maturity	$355,427	$360,686	100.0%	2.89%	$427,503	$428,585	100.0%	2.92%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $360.7 million and $428.6 million, at September 30, 2016 and December 31, 2015, respectively, and included $5.3 million and $1.1 million of net unrealized gains for the respective periods.

Loans Overview

At September 30, 2016, our loan portfolio was comprised of new loans that we originated and loans that were acquired in connection with our five acquisitions to date.

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

The table below shows the loan portfolio composition and the breakdown of the portfolio between ASC 310-30 loans and non 310-30 loans at the respective dates:

			September 30, 2016 vs.		September 30, 2016 vs.
			June 30, 2016		December 30, 2015
	September 30, 2016	June 30, 2016	% Change	December 31, 2015	% Change
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,043,544	$1,015,858	2.7%	$892,889	16.9%
Owner occupied commercial real estate	213,986	191,668	11.6%	184,619	15.9%
Agriculture	133,109	131,685	1.1%	145,558	(8.6%)
Energy	86,628	104,663	(17.2%)	146,880	(41.0%)
Total Commercial	1,477,267	1,443,874	2.3%	1,369,946	7.8%
Commercial real estate non-owner occupied	453,248	424,020	6.9%	321,712	40.9%
Residential real estate	706,791	674,830	4.7%	662,550	6.7%
Consumer	27,586	26,498	4.1%	30,635	(10.0%)
Total loans excluded from ASC 310-30	2,664,892	2,569,222	3.7%	2,384,843	11.7%
Loans accounted for under ASC 310-30:
Commercial	43,339	46,875	(7.5%)	57,474	(24.6%)
Commercial real estate non-owner occupied	95,487	101,719	(6.1%)	121,173	(21.2%)
Residential real estate	17,654	19,341	(8.7%)	21,452	(17.7%)
Consumer	1,183	1,347	(12.2%)	2,731	(56.7%)
Total loans accounted for under ASC 310-30	157,663	169,282	(6.9%)	202,830	(22.3%)
Total loans	$2,822,555	$2,738,504	3.1%	$2,587,673	9.1%

Our loan portfolio totaled $2.8 billion at September 30, 2016, increasing $84.1 million, or 12.2%, annualized, from June 30, 2016, driven by new loan originations of $282.0 million during the third quarter of 2016. Originated loans outstanding totaled $2.5 billion and increased $108.5 million, or 18.0%, annualized, from June 30, 2016. The acquired 310-30 loan portfolio declined $11.6 million, or 27.3%, annualized, from June 30, 2016, as a result of the continued successful workout efforts that have been made on exiting acquired problem loans.

Loan balances increased $234.9 million, or 9.1%, from December 30, 2015 on the strength of $762.3 million in loan originations between the two periods. The strong originations were the result of continued market penetration. The third quarter new loan originations totaled $282.0 million and increased $28.3 million, or 11.1%, compared to the third quarter of the prior year. The acquired 310-30 loan portfolio declined $45.2 million, or 22.3%, from December 30, 2015 as a result of the continued successful workout efforts that have been made on exiting acquired problem loans.

We have successfully generated new relationships with small to mid-sized businesses and individuals, experiencing particularly strong loan growth in our commercial portfolio, which at September 30, 2016, was comprised of diverse industry segments. These segments included public administration-related loans of $325.7 million, finance and insurance related loans of $182.9 million, agriculture loans of $133.1 million, energy-related loans of $86.6 million, and manufacturing-related loans of $78.6 million, and a variety of smaller subcategories of commercial and industrial loans.

Included in our commercial loans are energy-related loans that comprised 3.1% of total loans, 2.0% of interest earning assets and 18.3% of the Company’s risk based capital at September 30, 2016. The average balance per client in the energy sector was $3.6 million at September 30, 2016. Energy midstream (loans to companies that engage in consolidation, storage, and transportation of oil and gas), energy production (loans to companies engaged in exploration and production), and energy services (loans to companies that provide products and services to oil/gas companies), made up 50.2%, 36.1%, and 13.7%, respectively, of the total energy related portfolio at September 30, 2016. Unfunded commitments to energy clients totaled $97.8 million at September 30, 2016, including $64.5 million to production clients, $29.5 million to midstream clients and $3.9 million to services clients. We may not be contractually required to fund certain amounts depending on the individual circumstances of each client. Energy prices continued to be depressed through the third quarter of 2016, which may result in continued stress on our energy clients and the credit quality of our energy loan portfolio.

Loans in the midstream subsector totaled $43.5 million, with an average balance per client of $8.7 million. One midstream client was rated special mention at December 31, 2015, placed on non-accrual during the first quarter of 2016, and remained on non-accrual as of September 30, 2016, with a balance of $3.0 million. Loans in the production subsector totaled $31.3 million of the energy loan balances at September 30, 2016, with an average balance per client of $2.8 million. We lend only against proven reserves of our production clients and on a senior secured basis. One production client was rated substandard as of December 31, 2015, placed on non-accrual during the first quarter of 2016 and remained on non-accrual during the third quarter 2016 with a loan balance of $6.4 million as of September 30, 2016. Loans in the services subsector totaled $11.8 million with an average balance per client of $2.0 million. We identified two loans within the energy services sector that were placed on non-accrual in the third quarter of 2015. One loan with a balance of $0.6 million as of September 30, 2016 remained on non-accrual during the third quarter of 2016, while the other previously reserved loan was resolved and charged-off during the second quarter of 2016. One new energy loan in the energy services subsector with a loan balance of $3.3 million was placed on non-accrual during the third quarter of 2016.

As of September 30, 2016, our non owner-occupied commercial real estate totaled $548.7 million and was 116.0% of the Company’s risk based capital. Multi-family loans totaled $20.2 million, or less than 1.0% of total loans as of September 30, 2016, and no specific property type comprised more than 4.0% of total loans.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Originated loans totaled $2.5 billion at September 30, 2016 and increased $427.9 million from the prior year. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income. The following table represents new loan originations for the last five quarters:

	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter
	2016	2016	2016	2015	2015
Commercial:
Commercial and industrial	$92,433	$142,179	$59,361	$122,664	$134,189
Owner occupied commercial real estate	19,091	17,883	10,399	13,395	12,095
Agriculture	9,589	18,072	10,375	24,194	11,295
Energy	(1,251)	(17,328)	(13,984)	1,075	17,245
Total Commercial	119,862	160,806	66,151	161,328	174,824
Commercial real estate non-owner occupied	54,456	89,109	44,876	23,260	36,480
Residential real estate	102,703	63,815	49,722	50,387	36,808
Consumer	4,995	3,158	2,671	3,086	5,616
Total	$282,016	$316,888	$163,420	$238,061	$253,728

The tables below show the contractual maturities of our loans for the dates indicated:

	September 30, 2016
	Due within	Due after 1 but	Due after
	1 Year	within 5 Years	5 Years	Total
Commercial:
Commercial and industrial	$101,418	$466,437	$484,501	$1,052,356
Owner occupied commercial real estate	19,099	86,273	133,437	238,809
Agriculture	25,388	79,576	37,849	142,813
Energy	10,642	75,986	—	86,628
Total Commercial	156,547	708,272	655,787	1,520,606
Commercial real estate non-owner occupied	171,558	244,318	132,859	548,735
Residential real estate	7,617	39,053	677,775	724,445
Consumer	5,747	17,529	5,493	28,769
Total loans	$341,469	$1,009,172	$1,471,914	$2,822,555

	December 31, 2015
	Due within	Due after 1 but	Due after
	1 Year	within 5 Years	5 Years	Total
Commercial:
Commercial and industrial	$68,678	$452,896	$384,323	$905,896
Owner occupied commercial real estate	17,772	77,673	116,889	212,334
Agriculture	40,982	80,268	41,060	162,310
Energy	17,914	126,919	2,046	146,879
Total Commercial	145,346	737,756	544,318	1,427,419
Commercial real estate non-owner occupied	95,100	269,582	78,204	442,886
Residential real estate	10,681	33,438	639,883	684,002
Consumer	9,469	17,820	6,077	33,366
Total loans	$260,596	$1,058,596	$1,268,482	$2,587,673

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated:

	September 30, 2016
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$490,614	3.35%	$454,443	3.70%	$945,057	3.52%
Owner occupied commercial real estate	112,801	4.09%	87,000	4.18%	199,801	4.31%
Agriculture	43,313	4.63%	64,580	3.55%	107,893	3.99%
Energy	4,324	4.02%	71,661	3.03%	75,985	3.08%
Total Commercial	651,052	3.63%	677,684	3.67%	1,328,736	3.65%
Commercial real estate non-owner occupied	135,102	4.45%	208,971	3.43%	344,073	3.83%
Residential real estate	391,900	3.43%	308,328	3.72%	700,228	3.56%
Consumer	18,271	4.51%	3,764	3.90%	22,035	4.40%
Total loans with > 1 year maturity	$1,196,325	3.67%	$1,198,747	3.64%	$2,395,072	3.66%

	December 31, 2015
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$449,444	3.33%	$379,904	3.78%	$829,348	3.54%
Owner occupied commercial real estate	85,036	4.43%	88,090	4.04%	173,126	4.23%
Agriculture	49,261	4.69%	56,076	3.73%	105,337	4.18%
Energy	3,735	3.93%	125,230	2.99%	128,965	3.02%
Total Commercial	587,476	3.61%	649,300	3.66%	1,236,776	3.63%
Commercial real estate non-owner occupied	137,124	4.56%	162,781	3.43%	299,905	3.95%
Residential real estate	359,657	3.50%	294,051	3.73%	653,708	3.61%
Consumer	17,822	4.68%	3,652	4.10%	21,474	4.58%
Total loans with > 1 year maturity	$1,102,079	3.71%	$1,109,784	3.65%	$2,211,863	3.68%

(1)

Included in commercial fixed rate loans are loans totaling $374,858 and $273,346 that have been swapped to variables rates at current market pricing at September 30, 2016 and December 31, 2015, respectively. Included in the commercial segment are tax exempt loans totaling $396,799 and $347,637 with a weighted average rate of 3.09% and 3.18% at September 30, 2016 and December 31, 2015, respectively.

Accretable Yield

At September 30, 2016, the accretable yield balance was $63.7 million compared to $84.2 million at December 31, 2015. We re-measure the expected cash flows of all twenty-seven remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. During the nine months ended September 30, 2016 and 2015, we reclassified a net $6.1 million and $15.3 million, respectively, from non-accretable difference to accretable yield, as a result of these re-measurements.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	September 30, 2016	December 31, 2015
Remaining accretable yield on loans accounted for under ASC 310-30	$63,673	$84,194
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	3,731	5,008
Total remaining accretable yield and fair value mark	$67,404	$89,202

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

Non-performing Assets

Non-performing assets consist of non-accrual loans, troubled debt restructurings on non-accrual, OREO and other repossessed assets.  Non-accrual loans and troubled debt restructurings on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during the three and nine months ended September 30, 2016 was $0.5 million and $1.5 million, respectively, and $0.4 million and $1.1 million during the three and nine months ended September 30, 2015, respectively.

Our acquired non-performing assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.

All loans accounted for under ASC 310-30 were classified as performing assets at September 30, 2016, as the carrying values of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented:

	September 30, 2016	December 31, 2015
Non-accrual loans:
Commercial:
Commercial and industrial	$18	$942
Owner occupied commercial real estate	350	954
Agriculture	315	1,904
Energy	6,401	—
Total Commercial	7,084	3,800
Commercial real estate non-owner occupied	68	407
Residential real estate	3,252	3,617
Consumer	26	30
Total non-accrual loans	10,430	7,854
Restructured loans on non-accrual:
Commercial:
Commercial and industrial	2,111	3,888
Owner occupied commercial real estate	62	319
Agriculture	1,624	81
Energy	6,911	12,009
Total Commercial	10,708	16,297
Commercial real estate non-owner occupied	—	815
Residential real estate	1,163	679
Consumer	177	2
Total restructured loans on non-accrual	12,048	17,793
Total non-performing loans	22,478	25,647
OREO	21,200	20,814
Other repossessed assets	100	894
Total non-performing assets	$43,778	$47,355
Loans 90 days or more past due and still accruing interest	$428	$166
Accruing restructured loans	$8,780	$8,403
ALL	$28,021	$27,119
Total non-performing loans to total loans	0.80%	0.99%
Loans 90 days or more past due and still accruing interest to total loans	0.02%	0.01%
Total non-performing assets to total loans and OREO	1.54%	1.81%
ALL to non-performing loans	124.66%	105.74%

During the nine months ended September 30, 2016, total non-performing loans decreased $3.2 million from December 31, 2015 resulting from decreases of $2.7 million in the commercial and industrial sector, due to charge-offs throughout the year, and other net decreases of $1.8 million, offset by a net increase of $1.3 million in the energy sector. During the nine months ended September 30, 2016, accruing TDRs increased $0.4 million largely due to increases in the commercial segment totaling $0.3 million.

The $21.2 million of OREO at September 30, 2016 excludes $1.6 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO. During the nine months ended September 30, 2016, $4.8 million of OREO was foreclosed on or otherwise repossessed and $8.2 million of OREO was sold resulting in a net gain of $4.1 million. OREO write-downs of $0.3 million were recorded during the nine months ended September 30, 2016.

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. The table below shows the past due status of loans not accounted for under ASC 310-30, based on contractual terms of the loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	Non ASC	Non ASC
	310-30 loans	310-30 loans
Loans 30-89 days past due and still accruing interest	$1,374	$6,716
Loans 90 days past due and still accruing interest	428	165
Non-accrual loans	22,478	25,647
Total past due and non-accrual loans	$24,280	$32,528
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.86%	1.08%
Total non-accrual loans to total loans	0.84%	1.08%
% of total past due and non-accrual loans that carry fair value marks	15.41%	22.01%

Loans 30-89 days past due and still accruing interest decreased by $5.3 million from December 31, 2015 to September 30, 2016, and loans 90 days or more past due and still accruing interest increased $0.3 million from December 31, 2015 to September 30, 2016, for a collective decrease in total past due loans of $5.0 million.

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

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the nine months ended September 30, 2016 and 2015, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

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

Management derives an estimated annual loss rate adjusted for an estimated loss emergence period based on historical loss data categorized by segment and class. The loss rates are applied at the loan segment and class level. Our historical loss history began in 2012, resulting in minimal losses in our originated portfolio. In order to address this lack of historical data, we incorporate not only our own historical loss rates since the beginning of 2012, but we also utilize peer historical loss data, including a historical average net charge-off ratio on each loan type, relying on the Uniform Bank Performance Reports compiled by the Federal Financial Institutions Examinations Council (“FFIEC”). We may also apply a long-term estimated loss rate to pass rated credits as necessary to account for inherent risks to the portfolio. For originated loans, we assign a slightly higher portion of our loss history, but still rely on the peer loss history to account for our limited historical data. For acquired loans, we use solely our internal loss history as those loans are more seasoned and more of the actual losses in the portfolio have been from the acquired portfolio.

The collective resulting ALL for loans not accounted for under ASC 310-30 is calculated as the sum of the specific reserves and the general reserves. While these amounts are calculated by individual loan or segment and class, the entire ALL is available for any loan that, in our judgment, should be charged-off.

Non 310-30 ALL

During the three and nine months ended September 30, 2016, we recorded $5.3 million and $23.2 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects specific reserves on certain non-performing loans and reserves to support loan growth. The three months ended September 30, 2016 provision was driven by loan growth and an increase in the energy sector provision of $3.9 million, primarily driven by 1 loan that was partially charged-off during the quarter. The nine months ended September 30, 2016 provision was driven by loan growth and a $19.0 million increase in provision on the energy sector. Net charge-offs for non ASC 310-30 loans during the three and nine months ended September 30, 2016 totaled $17.4 million and $21.4 million, respectively, and were driven by energy sector loans. Specific reserves on impaired loans totaled $1.5 million and $4.3 million at September 30, 2016 and December 31, 2015, respectively.

During the three and nine months ended September 30, 2015, we recorded $3.6 million and $6.9 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth. During the three and nine months ended September 30, 2015, net charge-offs totaled $124 thousand and $793 thousand, respectively, and were primarily from the consumer segment. Specific reserves on impaired loans totaled $3.2 million and $0.3 million at September 30, 2015 and December 31, 2014, respectively.

310-30 ALL

During the three and nine months ended September 30, 2016, loans accounted for under ASC 310-30 had $18 thousand of provision and $787 thousand of recoupment, respectively. The recoupment was driven by a previously impaired agriculture pool.

During the three and nine months ended September 30, 2015, several loans pools accounted for under ASC 310-30 had impairments of $152 thousand and $331 thousand, respectively, as a result of decreases in expected cash flows. The remaining loan pools had previous valuation allowances of $40 thousand and $162 thousand, during the three and nine months ended September 30, 2015, respectively, that were reversed as a result of an increase in expected cash flows. This activity resulted in net provision of $110 thousand and $168 thousand during the three and nine months ended September 30, 2015, respectively.

Total ALL

After considering the above mentioned factors, we believe that the ALL of $28.0 million and $27.1 million was adequate to cover probable losses inherent in the loan portfolio at September 30, 2016 and December 31, 2015, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the three months ended September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
	ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30
	loans	loans	Total	Loans	Loans	Total
Beginning allowance for loan losses	$231	$39,875	$40,106	$765	$19,476	$20,241
Charge-offs:
Commercial	—	(17,204)	(17,204)	—	(12)	(12)
Commercial real estate non owner-occupied	—	—	—	—	—	—
Residential real estate	—	(166)	(166)	—	(26)	(26)
Consumer	(6)	(170)	(176)	—	(174)	(174)
Total charge-offs	(6)	(17,540)	(17,546)	—	(212)	(212)
Recoveries	—	168	168	—	88	88
Net charge-offs	(6)	(17,372)	(17,378)	—	(124)	(124)
Provision for loan loss	18	5,275	5,293	110	3,600	3,710
Ending allowance for loan losses	$243	$27,778	$28,021	$875	$22,952	$23,827
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.01%	2.64%	2.49%	0.00%	0.02%	0.02%
Average total loans outstanding during the period	$162,157	$2,614,133	$2,776,290	$230,978	$2,184,169	$2,415,147

The following schedule presents, by class stratification, the changes in the ALL during the nine months ended September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
	ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$1,077	$26,042	$27,119	$721	$16,892	$17,613
Charge-offs:
Commercial	—	(20,684)	(20,684)	—	(64)	(64)
Commercial real estate non owner-occupied	(41)	(276)	(317)	—	(222)	(222)
Residential real estate	—	(363)	(363)	—	(200)	(200)
Consumer	(6)	(558)	(564)	(14)	(740)	(754)
Total charge-offs	(47)	(21,881)	(21,928)	(14)	(1,226)	(1,240)
Recoveries	—	464	464	—	433	433
Net charge-offs	(47)	(21,417)	(21,464)	(14)	(793)	(807)
(Recoupment) provision for loan loss	(787)	23,153	22,366	168	6,853	7,021
Ending allowance for loan losses	$243	$27,778	$28,021	$875	$22,952	$23,827
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.04%	1.16%	1.08%	0.01%	0.05%	0.05%
Ratio of ALL to total loans outstanding at period end, respectively	0.15%	1.04%	0.99%	0.40%	1.00%	0.94%
Ratio of ALL to total non-performing loans at period end, respectively	0.00%	123.58%	124.66%	0.00%	80.13%	83.18%
Total loans	$157,663	$2,664,892	$2,822,555	$220,892	$2,302,236	$2,523,128
Average total loans outstanding during the period	$175,694	$2,472,662	$2,648,356	$246,951	$2,033,733	$2,280,684
Total non-performing loans	$—	$22,478	$22,478	$—	$28,645	$28,645

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	September 30, 2016
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,520,606	53.9%	$17,936	64.0%
Commercial real estate non-owner occupied	548,735	19.4%	5,557	19.9%
Residential real estate	724,445	25.7%	4,245	15.1%
Consumer	28,769	1.0%	283	1.0%
Total	$2,822,555	100.0%	$28,021	100.0%

	December 31, 2015
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,427,420	55.2%	$17,261	63.6%
Commercial real estate non-owner occupied	442,885	17.1%	4,166	15.4%
Residential real estate	684,002	26.4%	5,281	19.5%
Consumer	33,366	1.3%	411	1.5%
Total	$2,587,673	100.0%	$27,119	100.0%

The ALL allocated to commercial loans increased to 64.0% at September 30, 2016 from 63.6% at December 31, 2015, primarily due to loan growth. The non 310-30 energy sector ALL was $3.7 million at September 30, 2016 compared to $3.8 million at December 31, 2015, a decrease of $0.1 million. The decrease was due to charge-offs of $19.1 million in the energy sector offset by a $19.0 million increase in the energy sector provision for loan losses during 2016.

Other Assets

Significant components of other assets were as follows as of the dates indicated:

	September 30, 2016	December 31, 2015
Deferred tax asset	$45,787	$52,633
Accrued income taxes receivable	6,070	9,427
Bank-owned life insurance	62,033	50,311
Minority interest in participated other real estate owned	1,578	5,450
Accrued interest on loans	11,366	8,827
Accrued interest on interest bearing bank deposits and investment securities	2,885	3,363
Other miscellaneous assets	14,179	10,705
Total other assets	$143,898	$140,716

Other assets totaled $143.9 million and $140.7 million at September 30, 2016 and December 31, 2015, respectively, increasing $3.2 million, or 2.3%, during the nine months ended September 30, 2016. Bank-owned life insurance increased $11.8 million, primarily due to purchases of bank-owned life insurance totaling $10.3 million during the second quarter of 2016. Additionally, accrued interest on loans increased $2.5 million, driven by new originations throughout the year and other miscellaneous assets increased $3.5 million, primarily due to an increase in derivative assets further discussed in note 14 of our consolidated financial statements. These increases were offset by a decrease in minority interest in participated other real estate owned of $3.9 million, due to a property sale during the first quarter of 2016, a decrease in income tax receivable of $3.4 million, due to refund of 2015 tax liabilities, and a decrease in deferred tax assets of $6.8 million driven by the tax effect of fair market value fluctuations of the available-for-sale investments portfolio.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated:

	September 30, 2016	December 31, 2015
Accrued expenses	$11,137	$15,493
Pending loan purchase settlement	11,537	9,936
Accrued interest payable	5,918	4,319
Derivative liability	26,417	8,315
Other miscellaneous liabilities	11,959	11,101
Total other liabilities	$66,968	$49,164

Other liabilities totaled $67.0 million and $49.2 million at September 30, 2016 and December 31, 2015, respectively, and increased $17.8 million, or 36.2%, during the nine months ended September 30, 2016. The increase was largely due to higher derivative liabilities of $18.1 million and increases of $1.6 million in both pending loan purchase settlements and accrued interest payable. Derivative liabilities are further discussed in note 14 of our consolidated financial statements. These increases were offset by lower accrued expenses of $4.4 million, primarily due to lower salary and benefit accruals of $2.7 million and other accruals of $1.7 million.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Non-interest bearing demand deposits	$841,421	22.0%	$815,054	21.2%
Interest bearing demand deposits	416,153	10.9%	436,745	11.4%
Savings accounts	372,161	9.7%	357,505	9.3%
Money market accounts	1,021,500	26.7%	1,037,490	27.0%
Total transaction deposits	2,651,235	69.3%	2,646,794	68.9%
Time deposits < $100,000	721,452	18.9%	762,038	19.8%
Time deposits > $100,000	452,320	11.8%	431,845	11.3%
Total time deposits	1,173,772	30.7%	1,193,883	31.1%
Total deposits	$3,825,007	100.0%	$3,840,677	100.0%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of September 30, 2016:

September 30, 2016
Three months or less	$73,890
Over 3 months through 6 months	73,517
Over 6 months through 12 months	147,227
Thereafter	157,686
Total time deposits > $100,000	$452,320

During the nine months ended September 30, 2016, our total deposits decreased $15.7 million. Time deposits and money market accounts decreased $36.1 million, or 1.6%, from December 31, 2015, partially offset by increases in savings accounts of $14.7 million, or 4.1%, and demand deposits of $5.8 million, from December 31, 2015. The mix of transaction deposits to total deposits improved to 69.3% at September 30, 2016, from 68.9% at December 31, 2015, as we continued to focus on developing a long-term banking relationship. At September 30, 2016 and December 31, 2015, we had $801.3 million and $807.7 million, respectively, of time deposits that were scheduled to mature within 12 months. Of the $801.3 million in time deposits scheduled to mature within 12 months at September 30, 2016, $294.6 million were in denominations of $100,000 or more, and $506.7 million were in denominations less than $100,000.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges and bank card income. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, and telecommunications data processing expense. Any expenses related to the resolution of problem assets are also included in non-interest expense.

Overview of Results of Operations

We recorded net income of $8.3 million and $13.1 million, or $0.30 and $0.45 per diluted share, during the three and nine months ended September 30, 2016, respectively, compared to net income of $1.6 million and $1.5 million, or $0.05 and $0.04 per diluted share, during the three and nine months ended September 30, 2015, respectively. Fully taxable equivalent net interest income totaled $38.1 million and $112.9 million for the three and nine months ended September 30, 2016, respectively, and decreased $1.4 million and $5.9 million, or 3.5% and 4.9%, from the three and nine months ended September 30, 2015, respectively. Net interest margin increased 5 basis points to 3.59%, on a fully taxable equivalent basis during the three months ended September 30, 2016, from 3.54% during the three months ended September 30, 2015 and decreased 4 basis points to 3.51%, on a fully taxable equivalent basis during the nine months ended September 30, 2016, from 3.55% during the nine months ended September 30, 2015. The increase in net interest margin for the three months ended September 30, 2016 was largely driven by the lower levels of lower-yielding short-term investments. The decrease in net interest margin for the nine months ended September 30, 2016 was driven by the continued resolution of the higher-yielding 310-30 acquired loan portfolio.

Provision for loan loss expense was $5.3 million and $22.4 million during the three and nine months ended September 30, 2016, respectively, compared to $3.7 million and $7.0 million during the three and nine months ended September 30, 2015, respectively, an increase of $1.6 million and $15.4 million, respectively. The increase in provision for the three months ended September 30, 2016 was driven by increased reserves against one midstream energy sector client. The increase in provision for the nine months ended September 30, 2016 was driven by a $19.0 million increase in energy sector provision for loan loss.

Non-interest income was $11.6 million and $30.0 million during the three and nine months ended September 30, 2016, respectively, compared to $3.8 million and $6.0 million during the three and nine months ended September 30, 2015, respectively, an increase of $7.8 million and $24.0 million from the three and nine months ended September 30, 2015, respectively. The increase from the prior periods was largely driven by negative $5.8 million and $20.4 million of FDIC loss-sharing related income for the three and nine months ended September 30, 2015, respectively, and a $1.8 million gain on the sale of a building during the second quarter of 2016.

Non-interest expense totaled $33.4 million and $101.6 million during the three and nine months ended September 30, 2016, compared to $38.7 million and $115.8 million during the three and nine months ended September 30, 2015, a decrease of $5.3 million, or 13.7%, and $14.2 million, or 12.3%, from the prior periods, respectively. The decrease was partially due to lower salaries and benefits, telecommunications and data processing, and marketing expenses of a combined $2.1 million and $6.8 million during the three and nine months ended September 30, 2016, respectively, coupled with lower problem asset workout expenses of $0.6 million and $2.3 million, respectively, and higher gain on sale of OREO, net of $1.8 million, during the three and nine months ended September 30, 2016. Additionally, the nine months ended September 30, 2015 included banking center consolidation related expenses of $1.1 million. Partially offsetting these decreases was $0.5 million and $0.4 million of income from changes in fair value of the warrant liability for the three and nine months ended September 30, 2015, respectively.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended September 30, 2016 and 2015:

	For the three months ended September 30, 2016			For the three months ended September 30, 2015
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
ASC 310-30 loans	$162,157	$8,597	21.21%	$230,978	$11,262	19.50%
Non 310-30 loans FTE(1)(2)(3)(4)(5)	2,630,064	25,893	3.92%	2,193,383	22,210	4.02%
Investment securities available-for-sale	1,003,347	4,552	1.81%	1,286,897	5,929	1.84%
Investment securities held-to-maturity	371,164	2,543	2.74%	461,530	3,215	2.79%
Other securities	13,003	160	4.92%	27,059	319	4.72%
Interest earning deposits and securities purchased under agreements to resell	47,997	60	0.50%	223,432	198	0.35%
Total interest earning assets FTE(4)	$4,227,732	$41,805	3.93%	$4,423,279	$43,133	3.87%
Cash and due from banks	$73,709			$66,288
Other assets	339,837			351,071
Allowance for loan losses	(40,509)			(21,176)
Total assets	$4,600,769			$4,819,462
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,799,085	$1,189	0.26%	$1,780,799	$1,167	0.26%
Time deposits	1,174,269	2,290	0.78%	1,268,476	2,257	0.71%
Securities sold under agreements to repurchase	117,028	37	0.13%	182,071	37	0.08%
Federal Home Loan Bank advances	50,766	184	1.44%	40,000	168	1.67%
Total interest bearing liabilities	$3,141,148	$3,700	0.47%	$3,271,346	$3,629	0.44%
Demand deposits	$824,848			$810,895
Other liabilities	60,199			73,984
Total liabilities	4,026,195			4,156,225
Shareholders' equity	574,574			663,237
Total liabilities and shareholders' equity	$4,600,769			$4,819,462
Net interest income		$38,105			$39,504
Interest rate spread FTE(4)			3.46%			3.43%
Net interest earning assets	$1,086,584			$1,151,933
Net interest margin FTE(4)			3.59%			3.54%
Ratio of average interest earning assets to average interest bearing liabilities	134.59%			135.21%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $2,460,701 and $1,970,030, interest income of $22,339 and $18,311, with tax equivalent yields of 3.78% and 3.85% for the three months ended September 30, 2016 and 2015, respectively.

(3)

Non 310-30 loans include loans held-for-sale. Average balances during the three months ended September 30, 2016 and 2015 were $15,536 and $9,214, respectively, and interest income was $238 and $192 for the same periods, respectively.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $1,041 and $822 for the three months ended September 30, 2016 and 2015, respectively.

(5)	Loan fees included in interest income totaled $1,525 and $906 for the three months ended September 30, 2016 and 2015, respectively.

Net interest income totaled $37.1 million and $38.7 million for the three months ended September 30, 2016 and 2015, respectively. On a fully taxable equivalent basis, net interest income totaled $38.1 million for the three months ended September 30, 2016, decreasing $1.4 million, or 3.5%, from $39.5 million during the third quarter of 2015. Lower amounts of high yielding 310-30 loans and investment portfolio paydowns primarily decreased interest income $4.7 million and was offset by strong originated loan growth in the non 310-30 portfolio of $3.7 million. The fully taxable equivalent net interest margin of 3.59% increased 5 basis points, primarily driven by lower levels of lower-yielding short-term investments.

Average loans comprised $2.8 billion, or 66.0%, of total average interest earning assets during the three months ended September 30, 2016, compared to $2.4 billion, or 54.8%, of total average interest earning assets during the three months ended September 30, 2015. The increase in average loan balances is due to loan originations outpacing the exit of the acquired problem loans. The yield on the ASC 310-30 loan portfolio was 21.21% during the three months ended September 30, 2016, compared to 19.50% during the same period the prior year. This increase was attributable to $1.8 million of accelerated accretion income on 310-30 loans during the third quarter of 2016.

Average investment securities comprised 32.5% of total interest earning assets during the three months ended September 30, 2016, compared to 39.5% during the three months ended September 30, 2015. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as the runoff of the investment portfolio is used to fund loan originations. Average short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, decreased to 1.1% of interest earning assets compared to 5.1% during the prior period.

Average balances of interest bearing liabilities decreased $130.2 million during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, driven by a decrease in average time deposits of $94.2 million and a $65.0 million decrease in securities sold under agreements to repurchase, offset by an increase of $18.3 million in interest bearing demand, saving and money market deposits, and a $10.8 million increase in Federal Home Loan Bank advances. Total interest expense related to interest bearing liabilities was $3.7 million during the three months ended September 30, 2016, compared to $3.6 million during the three months ended September 30, 2015, at an average cost of 0.47% and 0.44%, respectively. Additionally, the average cost of deposits increased 1 basis point to 0.36% for the three months ended September 30, 2016 from the same period in the prior year, resulting from the mix of rates paid on higher-cost time deposits.

The table below presents the components of net interest income on a fully taxable equivalent basis for the nine months ended September 30, 2016 and 2015:

	For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
ASC 310-30 loans	$175,694	$26,653	20.23%	$246,951	$35,728	19.29%
Non 310-30 loans FTE(1)(2)(3)(4)(5)	2,484,651	72,877	3.92%	2,033,733	62,836	4.13%
Investment securities available-for-sale	1,071,029	14,810	1.84%	1,367,503	19,164	1.87%
Investment securities held-to-maturity	394,626	8,278	2.80%	490,402	10,316	2.80%
Other securities	15,572	581	4.97%	27,070	963	4.74%
Interest earning deposits and securities purchased under agreements to resell	159,748	644	0.54%	304,037	675	0.30%
Total interest earning assets FTE(4)	$4,301,320	$123,843	3.85%	$4,469,696	$129,682	3.88%
Cash and due from banks	$72,051			$60,182
Other assets	334,190			357,222
Allowance for loan losses	(35,554)			(19,656)
Total assets	$4,672,007			$4,867,444
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,872,116	$3,689	0.26%	$1,740,976	$3,340	0.26%
Time deposits	1,180,275	6,617	0.75%	1,300,832	6,934	0.71%
Securities sold under agreements to repurchase	112,527	114	0.14%	216,071	127	0.08%
Federal Home Loan Bank advances	43,615	515	1.58%	40,000	498	1.66%
Total interest bearing liabilities	$3,208,533	$10,935	0.46%	$3,297,879	$10,899	0.44%
Demand deposits	$813,407			$767,755
Other liabilities	52,861			73,631
Total liabilities	4,074,801			4,139,265
Stockholders' equity	597,206			728,179
Total liabilities and shareholders’ equity	$4,672,007			$4,867,444
Net interest income		$112,908			$118,783
Interest rate spread(4)			3.39%			3.44%
Net interest earning assets	$1,092,787			$1,171,817
Net interest margin(4)			3.51%			3.55%
Ratio of average interest earning assets to average interest bearing liabilities	134.06%			135.53%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $2,301,164 and $1,817,255, interest income of $61,950 and $51,263, with tax equivalent yields of 3.77% and 3.90% for the nine months ended September 30, 2016 and 2015, respectively.

(3)

Non 310-30 loans include loans held-for-sale. Average balances during the nine months ended September 30, 2016 and 2015 were $11,846 and $6,313, respectively, and interest income was $520 and $423 for the same periods, respectively.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $3,053 and $1,767 for the nine months ended September 30, 2016 and 2015, respectively.

(5)	Loan fees included in interest income totaled $3,304 and $2,564 for the nine months ended September 30, 2016 and 2015, respectively.

Net interest income totaled $109.9 million and $117.0 million for the nine months ended September 30, 2016 and 2015, respectively. On a fully taxable equivalent basis, net interest income totaled $112.9 million for the nine months ended September 30, 2016 and decreased $5.9 million, or 4.9%, from $118.8 million for the nine months ended September 30, 2015. Lower levels of higher-yielding 310-30 loans and investment portfolio paydowns decreased interest income $15.5 million and was partially offset by a $10.0 million increase in non 310-30 interest income from new loan originations. The continued resolution of the higher-yielding 310-30 acquired loan portfolio resulted in a 4 basis point narrowing of the fully taxable equivalent net interest margin to 3.51% from 3.55%.

Average loans comprised $2.7 billion, or 61.8%, of total average interest earning assets during the nine months ended September 30, 2016, compared to $2.3 billion, or 51.0%, of total average interest earning assets during the nine months ended September 30, 2015. The increase in average loan balances is reflective of loan originations outpacing the exit of the acquired problem loans. The yield on the ASC 310-30 loan portfolio was 20.23% during the nine months ended September 30, 2016, compared to 19.29% during the same period the prior year. This increase was attributable to the effects of the favorable transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining lives of these loans. Additionally, there was $2.8 million of accelerated accretion income during the first nine months of 2016.

Average investment securities comprised 34.1% of total interest earning assets during the nine months ended September 30, 2016, compared to 41.6% during the nine months ended September 30, 2015. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as the runoff of the investment portfolio is used to fund loan originations. Short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, decreased to 3.7% of interest earning assets compared to 6.8% during the prior period, primarily due to a decrease in client repurchase agreements on deposit.

Average balances of interest bearing liabilities decreased $89.4 million during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, driven by a decrease of $120.6 million in average time deposits and a $103.5 million decrease in securities sold under agreements to repurchase, offset by an increase of $131.1 in interest bearing demand, saving and money market deposits. Total interest expense related to interest bearing liabilities was $10.9 million during the nine months ended September 30, 2016 and 2015, at an average cost of 0.46% and 0.44%, respectively. The average cost of deposits remained consistent at 0.36% from the same period in the prior year.

The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015:

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	compared to			compared to
	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(3,649)	$984	$(2,665)	$(10,810)	$1,735	$(9,075)
Non 310-30 loans FTE(1)(2)(3)	4,299	(616)	3,683	13,226	(3,185)	10,041
Investment securities available-for-sale	(1,286)	(91)	(1,377)	(4,100)	(254)	(4,354)
Investment securities held-to-maturity	(619)	(53)	(672)	(2,009)	(29)	(2,038)
Other securities	(173)	14	(159)	(429)	47	(382)
Interest earning deposits and securities purchased under agreements to resell	(219)	81	(138)	(582)	551	(31)
Total interest income	$(1,647)	$319	$(1,328)	$(4,703)	$(1,136)	$(5,839)
Interest expense:
Interest bearing demand, savings and money market deposits	$12	$10	$22	$258	$91	$349
Time deposits	(184)	217	33	(676)	358	(318)
Securities sold under agreements to repurchase	(21)	21	—	(105)	92	(13)
Federal Home Loan Bank advances	39	(23)	16	43	(26)	17
Total interest expense	(153)	224	71	(480)	515	35
Net change in net interest income	$(1,494)	$95	$(1,399)	$(4,224)	$(1,650)	$(5,874)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Non 310-30 loans include loans held-for-sale. Average balances during the three months ended September 30, 2016 and 2015 were $15,536 and $9,214, respectively, and interest income was $238 and $192 for the same periods, respectively. Average balances during the nine months ended September 30, 2016 and 2015 were $11,846 and $6,313, respectively, and interest income was $520 and $423 for the same periods, respectively.

(3)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $1,041 and $822 for three months ended September 30, 2016 and 2015, respectively. The taxable equivalent adjustments included above are $3,053 and $1,767 for nine months ended September 30, 2016 and 2015, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended
	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
		Average		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$824,848	0.00%	$821,987	0.00%	$793,264	0.00%	$825,979	0.00%	$810,895	0.00%
Interest bearing demand	413,446	0.09%	420,253	0.09%	426,769	0.09%	417,460	0.08%	402,468	0.07%
Money market accounts	1,001,658	0.33%	1,169,238	0.33%	1,037,376	0.33%	1,047,072	0.33%	1,034,284	0.33%
Savings accounts	383,981	0.28%	388,947	0.27%	375,481	0.25%	347,811	0.26%	344,047	0.28%
Time deposits	1,174,269	0.78%	1,180,496	0.75%	1,186,126	0.72%	1,222,829	0.70%	1,268,476	0.71%
Total average deposits	$3,798,202	0.36%	$3,980,921	0.36%	$3,819,016	0.35%	$3,861,151	0.34%	$3,860,170	0.35%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $3.7 million on acquired non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions. Below is a summary of the provision for loan losses for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Provision (recoupment) for impairment loans accounted for under ASC 310-30	$18	$110	$(787)	$168
Provision for loan losses	5,275	3,600	23,156	6,853
Total provision for loan losses	$5,293	$3,710	$22,369	$7,021

Provision for loan loss expense was $5.3 million and $22.4 million during the three and nine months ended September 30, 2016, respectively, compared to $3.7 million and $7.0 million during the three and nine months ended September 30, 2015, respectively. The $5.3 million non 310-30 loan provision for loan losses recorded during the third quarter of 2016 was driven by loan growth and an increase in the energy sector provision of $3.9 million, which was primarily the result of one loan that was partially charged-off during the quarter. The non 310-30 allowance for loan losses was 1.04% of total non 310-30 loans compared to 1.00% at September 30, 2015, increasing primarily due to higher reserves for the energy sector loans. Net charge-offs on non 310-30 loans totaled 2.64%, annualized, for the three months ended September 30, 2016 compared to 0.02%, annualized, for the three months ended September 30, 2015. The increase in annualized net charge-offs on non 310-30 loans was driven by charge-offs on three previously reserved for credits during the third quarter of 2016.

The year-over-year increase in the provision for loan loss of $15.3 million was driven by a $19.0 million increase in energy sector provision for loan loss. At quarter end, the energy related allowance for loan losses totaled 4.23% of the energy loan balances. Net charge-offs on non 310-30 loans totaled 1.16%, annualized, for the nine months of 2016 compared to 0.05%, annualized, for the nine months of 2015.

For the three and nine months ended September 30, 2016, we recorded a provision of $18 thousand and recorded recoupments of $787 thousand, respectively, of provision for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. For the three and nine months ended September 30, 2015, we recorded provision of $110 thousand and $168 thousand, respectively, for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flow. The decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed.

Non-Interest Income

The table below details non-interest income for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Service charges	$3,662	$3,953	$10,387	$10,977
Bank card fees	2,828	2,808	8,530	8,057
Gain on sale of mortgages, net	600	628	1,608	1,574
Bank-owned life insurance income	497	421	1,378	1,217
Other non-interest income	2,354	521	5,942	2,711
OREO related write-ups and other income	1,667	183	2,190	871
Bargain purchase gain	—	1,048	—	1,048
FDIC loss-sharing related	—	(5,801)	—	(20,426)
Total non-interest income	$11,608	$3,761	$30,035	$6,029

Non-interest income for the three and nine months ended September 30, 2016 was $11.6 million and $30.0 million, respectively, compared to $3.8 million and $6.0 million during the three and nine months ended September 30, 2015, respectively. The $7.8 million and $24.0 million increase during the three and nine months ended September 30, 2016, respectively, compared to the prior periods was largely driven by negative $5.8 million and $20.4 million of FDIC loss-sharing related income for the three and nine months ended September 30, 2015, respectively. FDIC loss-sharing related represents the income (expense) recognized in connection with the actual reimbursement of costs/recoveries related to the resolution of covered assets by the FDIC.

Service charges, which represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts, totaled $3.7 million and $10.4 million during the three and nine months ended September 30, 2016, respectively, compared to $4.0 million and $11.0 million during the three and nine months ended September 30, 2015. Bank card fees totaled $2.8 million and $8.5 million during the three and nine months ended September 30, 2016, respectively, compared to $2.8 million and $8.1 million during the three and nine months ended September 30, 2015, respectively.

Other non-interest income increased $1.8 million and $3.2 million during the three and nine months ended September 30, 2016, respectively, largely due to a $1.0 million increase in gain on recoveries of acquired loans during the third quarter of 2016, and a $1.8 million gain on sale of a building during the second quarter of 2016.

OREO related write-ups and other income includes rental income and insurance proceeds received on OREO properties and write-ups to the fair value of collateral that exceed the loan balance at the time of foreclosure. During the three months ended September 30, 2016, this income increased $1.5 million, compared to a $1.3 million increase for the nine months ended September 30, 2016, from the prior periods, respectively, due to a $1.6 million collection in a guarantor settlement on one large OREO property during the current period.

Non-Interest Expense

The table below details non-interest expense for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Salaries and benefits	$20,091	$20,454	$60,315	$61,687
Occupancy and equipment	5,666	6,098	17,440	18,256
Telecommunications and data processing	1,487	2,933	4,599	8,573
Marketing and business development	687	1,016	1,802	3,277
FDIC deposit insurance	734	1,031	2,719	3,104
Bank card expenses	1,133	924	3,009	2,470
Professional fees	909	924	2,343	3,006
Other non-interest expense	2,198	2,831	6,265	7,566
Problem asset workout	1,172	1,821	3,104	5,435
Intangible asset amortization	1,370	1,359	4,110	4,031
Gain on OREO sales, net	(2,077)	(238)	(4,120)	(2,342)
Gain from the change in fair value of warrant liability	—	(476)	—	(358)
Banking center consolidation related expenses	—	—	—	1,089
Total non-interest expense	$33,370	$38,677	$101,586	$115,794

Non-interest expense totaled $33.4 million and $101.6 million for the three and nine months ended September 30, 2016, compared to $38.7 million and $115.8 million for the three and nine months ended September 30, 2015, decreasing $5.3 million, or 13.7%, and $14.2 million, or 12.3%, from the prior periods, respectively. For the three months ended September 30, 2016, the decrease was primarily driven by lower telecommunications and data processing expense of $1.5 million, benefitting from the core system conversion, $0.7 million lower problem asset workout expense coupled with better OREO gains of $1.8 million, a combined $0.8 million lower salaries and benefits and occupancy and equipment expenses, and lower other expenses of $0.6 million. Additionally, the prior period included $0.5 million of income from changes in fair value of the warrant liability.

For the nine months ended September 30, 2016, the decrease in non-interest expense was driven by lower telecommunications and data processing expense of $4.0 million, benefiting from the core system conversion, $2.3 million lower problem asset workout expense coupled with better OREO gains of $1.8 million, lower marketing expense of $1.5 million, lower salaries and benefits expense of $1.4 million due to lower staffing levels and lower incentive accruals, and lower other expenses of $1.3 million. Additionally, the prior period included banking center consolidated related expenses of $1.1 million, offset by warrant liability income of $0.4 million.

Income taxes

Income tax expense totaled $1.7 million for the three months ended September 30, 2016, compared to a benefit of $1.6 million for the three months ended September 30, 2015. Income tax expense totaled $2.9 million for the nine months ended September 30, 2016, compared to a benefit of $1.3 million for the nine months ended September 30, 2015.

The effective tax rate was 16.9% for the three months ended September 30, 2016, compared to a negative 2,821.4% in the same period of the prior year. The effective tax rate was 18.0% for the nine months ended September 30, 2016 compared to a negative 570.0% in the same period of the prior year. The difference in the effective tax rate compared to the statutory tax rate is primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. The difference in the effective tax rate and prior period tax rates was a result of the Company recording income tax expense on a full year forecast method rather than on a discrete quarter basis that was used for 2015. The Company forecasts the full year estimated effective tax rate in accordance with ASC 740; as a result, the relationship between pre-tax income and tax-exempt income within each reporting period can create fluctuations in the effective tax rate from period-to-period.

Certain stock-based compensation awards have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share prices of the Company's stock that is required for vesting range from $25.00 - $34.00 per share. The strike prices for options range from $18.09 - $22.10, with a large portion of the awards having strike prices of $20.00. These stock-based compensation awards may expire unexercised or may be exercised at an intrinsic value that is less than the fair value recorded at the time of grant, and therefore, the related tax benefits may not be realizable in future periods. In this case, upon the expiration or exercise (or forfeiture in the case of the restricted stock with market-based vesting criteria) of these awards, any related remaining deferred tax asset would be written off through a charge to income tax expense. As of September 30, 2016, $9.9 million of deferred tax assets related to stock-based compensation, $8.0 million of which is associated with executive officers still employed by the Company.

Additional information regarding income taxes can be found in note 21 of our audited consolidated financial statements in our 2015 Annual Report on Form 10-K and note 13 of this document.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, securities purchased under agreements to resell, and unencumbered investment securities, and is detailed in the table below as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Cash and due from banks	$124,977	$155,985
Interest bearing bank deposits	—	10,107
Unencumbered investment securities, at fair value	902,379	1,093,517
Total	$1,027,356	$1,259,609

Total on-balance sheet liquidity decreased $232.3 million at September 30, 2016 compared to December 31, 2015. The decrease was largely due to a planned reduction of $191.1 million and $31.0 million in unencumbered available-for-sale and held-to-maturity securities and interest bearing bank deposits, respectively.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At September 30, 2016, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.3 billion at September 30, 2016, inclusive of pre-tax net unrealized gains of $5.5 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $5.3 million of pre-tax net unrealized gains at September 30, 2016. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of September 30, 2016, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of September 30, 2016, $801.3 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, we expect to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.

As of September 30, 2016, we were a member of the FHLB of Topeka. As of December 31, 2015, we were a member of the FHLB of Des Moines. Through these relationships, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. FHLB advances and lines of credit available totaled $885.3 million of which $51.4 million was used at September 30, 2016. We can obtain additional liquidity through FHLB advances if required. The bank also has access to federal funds lines of credit with correspondent banks.

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at September 30, 2016, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 8 in our consolidated financial statements.

Our shareholders' equity is impacted by the retention of earnings, changes in unrealized gains on securities, net of tax, share repurchases and the payment of dividends. At September 30, 2016 and December 31, 2015, NBH Bank and the consolidated holding company exceeded all capital requirements to which they were subject.

The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On August 5, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to an additional $50.0 million of the Company’s common stock. The remaining authorization under this program as of September 30, 2016 was $18.8 million.

During the nine months ended September 30, 2016, we repurchased 4.2 million shares of our common stock at a weighted average price of $20.62, and all such shares are held as treasury shares. We believe that our repurchases could serve to offset any future share issuances for future acquisitions.

On October 18, 2016, our Board of Directors declared a quarterly dividend of $0.07 per common share, payable on December 15, 2016 to shareholders of record at the close of business on November 25, 2016.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at September 30, 2016. During the three months ended September 30, 2016, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate loans, even after adjusting our models for the excess capital deployment. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2016 and December 31, 2015:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	September 30, 2016	December 31, 2015
200	6.54%	5.81%
100	4.14%	3.13%
(50)	(3.24)%	(1.33)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have grown $4.4 million during the nine months September 30, 2016, and totaled 69.3% of total deposits at September 30, 2016 compared to 68.9% at December 31, 2015. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of September 30, 2016 and December 31, 2015, we had loan commitments totaling $557.0 million and $627.2 million, respectively, and standby letters of credit that totaled $12.6 million and $9.8 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2016. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number
			Total number of	(or approximate dollar
			shares (or units)	value) of shares (or
	Total number	Average	purchased as part of	units) that may yet be
	of shares (or	price paid per	publicly announced	purchased under the
Period	units) purchased	share (or unit)	plans or programs	plans or programs (2)(3)
July 1 - July 31,2016	87,366	$19.92	87,366	$ $ 21,462,301
July 1 - July 31,2016(1)	755	20.12	-	21,462,301
August 1 - August 31, 2016	2,166,795	20.98	2,166,795	26,005,714
August 1 - August 31, 2016(1)	1,340	23.76	-	26,005,714
September 1 - September 30, 2016	305,790	23.50	305,790	18,819,519
September 1 - September 30, 2016(1)	32	23.83	-	18,819,519
Total	2,562,078	$21.24	2,559,951	$ $ 18,819,519

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercises prices, settlements of restricted stock, and tax withholdings.

(2)	On January 21, 2016, the Company’s Board of Directors authorized a $50.0 million stock repurchase program.
(3)	On August 5, 2016, the Company’s Board of Directors authorized an additional $50.0 million stock repurchase program.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed November 7, 2014)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 4, 2016