Form 10-K
period 2016-12-31
National Bank Holdings Corp
filed 2017-02-24
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $565,000,000 based on the closing sale price as reported on the New York Stock Exchange.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 21, 2017, NBHC had outstanding 26,609,973 shares of Class A voting common stock with $0.01 par value per share, excluding 496,775 shares of restricted Class A common stock issued but not yet vested.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2016 will be incorporated by reference into Part III of this form 10-K.

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

•       changes imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions;

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

•       our ability to realize the anticipated benefits from enhancements or updates to our core operating systems from time to time without significant change in our client service or risk to our control environment;

•       dependence on information technology and telecommunications systems of third party services providers and the risk of system failures, interruptions or breaches of security, including those that could result in disclosure or misuse of confidential or proprietary client or other information;

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

•       our ability to realize deferred tax assets or the need for a valuation allowance, or the effect of changes in tax laws on our deferred tax assets;

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

PART I: FINANCIAL INFORMATION

Item 1.       BUSINESS.

Summary

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009 and is headquartered immediately south of Denver, in Greenwood Village, Colorado. Our primary operations are conducted through our wholly owned subsidiary, NBH Bank, referred to as the "Bank", or "NBH Bank", through which we provide a variety of banking products to both commercial and consumer clients. We service our clients through a network of 91 banking centers, with the majority of those banking centers located in the greater Kansas City area and Colorado, and through online and mobile banking products and services. As of December 31, 2016, we had $4.6 billion in assets, $2.9 billion in loans, $3.9 billion in deposits and $0.5 billion in shareholders’ equity.

The Company was formed through a private offering of our common stock in 2009. As part of our goal of becoming a leading regional community bank holding company, we are pursuing a strategy of organic growth through strong banking relationships with small and medium-sized businesses and consumers in our markets, complemented by selective acquisitions of financial institutions and other complementary businesses. Our long-term business model utilizes our organic development infrastructure, low-risk balance sheet, continuous operational development and a disciplined acquisition strategy to create value and provide attractive returns.

We have a management team consisting of experienced banking executives led by Chairman, President and Chief Executive Officer G. Timothy Laney. Mr. Laney brings over 30 years of banking experience, 24 of which were at Bank of America in a wide range of executive management roles, including serving on Bank of America’s Management Operating Committee. In late 2007, Mr. Laney joined Regions Financial as Senior Executive Vice President and Head of Business Services. Mr. Laney leads our team of executives that have significant experience in operating banks and completing and integrating mergers and acquisitions. Additionally, our Board of Directors is highly accomplished in the banking industry and includes individuals with broad experience operating and working with financial institutions, regulators, technology and corporate governance considerations.

Our Acquisitions

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

We believe that we have established critical mass in our current markets and have structured acquisitions that limit our credit risk, which positions us for attractive returns. The following table summarizes certain highlights of our five completed acquisitions to date, including deposits and assets at fair value as of each acquisition date:

Community Banks
	Pine River	of Colorado	Bank of Choice	Bank Midwest	Hillcrest Bank
Date acquired	August 1, 2015	October 21, 2011	July 22, 2011	December 10, 2010	October 22, 2010
FDIC-assisted	No	Yes	Yes	No	Yes
Loss share	No	Yes(1)	No	No	Yes(2)
Banking centers(3)	4	40	16	39	9 (and 32 retirement centers)
Deposits (millions)	$ 130	$ 1,195	$ 760	$ 2,386	$ 1,234
Assets (millions)	$ 142	$ 1,228	$ 950	$ 2,426	$ 1,377
Primary Market	Colorado	Colorado	Colorado	Greater Kansas City Region	Greater Kansas City Region

(1)	Commercial loss-share agreement (terminated November 5, 2015).
(2)	Single Family loss-share agreement and Commercial Shared-Loss Agreement (terminated November 5, 2015).
(3)

During the fourth quarter of 2013, four California banking centers acquired with the Community Banks of Colorado acquisition and 32 retirement centers acquired with the Hillcrest Bank acquisition were closed. During the third quarter of 2015, three banking centers were consolidated in our Bank Midwest network. During the second quarter of 2016, seven banking centers were consolidated in our Community Banks of Colorado network.

All of our acquisitions were accounted for under the acquisition method of accounting, and accordingly, all assets acquired and liabilities assumed were recorded at their respective acquisition date fair values and the fair value discounts/premiums on loans are being accreted over the lives of the loans.

Our Transition to a State-Chartered Bank

On October 9, 2015, we announced the termination of the operating agreement between our bank subsidiary, NBH Bank, N.A., and its primary regulator, the OCC. On December 31, 2015, NBH Bank, N.A. converted into a Colorado state-chartered bank while maintaining membership with the Federal Reserve Bank of Kansas City and we changed the legal name of NBH Bank, N.A. to NBH Bank, which we refer to as “NBH Bank” or the “Bank”. Through NBH Bank, we operate under the following brand names: Bank Midwest in Kansas and Missouri; Community Banks of Colorado in Colorado; and Hillcrest Bank in Texas. We believe that conducting our banking operations under a single state charter streamlines our operations and enables us to more effectively and efficiently execute our growth strategy.

Our Market Area

Our core markets are broadly defined as Colorado and the greater Kansas City region. We are the fifth largest banking center network among Colorado-based banks and the fifth largest banking center network in the greater Kansas City MSA ranked by deposits as of June 30, 2016 (the last date as of which data are available), according to SNL Financial. Other major MSAs in which we operate include Dallas-Fort Worth-Arlington, Texas and Austin-Round Rock, Texas.

We believe that our established presence positions us well for growth opportunities in our markets. An integral component of our foundation and growth strategy has been to capitalize on market opportunities and acquire financial services franchises. Our primary focus has been on markets that we believe are characterized by some or all of the following: (i) attractive demographics with household income and population growth above the national average; (ii) concentration of business activity; (iii) high quality deposit bases; (iv) an advantageous competitive landscape that provides opportunity to achieve meaningful market presence; (v) lack of consolidation in the banking sector and corresponding opportunities for add-on transactions; and (vi) markets sizeable enough to support our long-term organic growth objectives and provide attractive acquisition opportunities. The table below describes certain key demographic statistics regarding our markets:

							Top 3
							Competitor
		# of				Median	Combined
	Deposits	Businesses	Population	Unemployment	Population	Household	Deposit
	(billions)	(thousands)	(millions)	Rate(1)	Growth(2)	Income	Market Share
Denver, CO	$75.8	114.9	2.9	2.6%	13.9%	$70,249	54%
Front Range, CO(3)	103.6	182.7	4.6	2.6%	13.5%	68,525	52%
Kansas City, MO-KS MSA	65.1	76.0	2.1	3.8%	5.1%	60,635	43%
U.S.				4.4%	4.4%	55,551	55%(4)

(1)	Unemployment data is as of November 30, 2016.
(2)	For the period 2010 through 2016.
(3)	CO Front Range is a population weighted average of the following Colorado MSAs: Denver, Boulder, Colorado Springs, Fort Collins and Greeley.
(4)	Based on U.S. Top 20 MSAs (determined by population).

Source: SNL Financial as of December 31, 2016, except Deposits and Top 3 Competitor Combined Deposit Market Shares, which reflects data as of June 30, 2016.

Our Business Strategy

As part of our goal of becoming a leading regional community bank holding company, we seek to continue to generate strong organic growth, as well as pursue selective acquisitions of financial institutions and other complementary businesses. Our focus is on building organic growth through strong banking relationships with small- and medium-sized businesses and consumers in our primary markets, while maintaining a low-risk profile designed to generate reliable income streams and attractive returns. We view our core market areas as the greater Kansas City region and Colorado. The key components of our strategic plan are:

•

Focus on client-centered, relationship-driven banking strategy. Our small business and commercial bankers focus on small and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services. Our small business and commercial bankers are supported by treasury management teams in each of their markets, which allows us to more effectively deliver a comprehensive suite of products and services to our business clients and further deepen our banking relationships. Our consumer bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit, online and mobile banking solutions.

•

Expansion of commercial banking, small business banking and specialty businesses. We have made significant investments in our commercial relationship managers, as well as developed significant capabilities across our small business banking and several specialty commercial banking offerings. Our specialized commercial banking teams are focused on structured and asset-based loans to middle market companies, as well as the energy, agriculture, government and non-profit sectors. Our strategy is to originate a high-quality loan portfolio that is diversified across industries and granular in loan size. We have preferred lender status with the Small Business Administration (“SBA”) providing a leveraged platform for growth in the small business lending segment. We believe we are well-positioned to leverage our operating and risk management infrastructure through organic growth and we intend to continue to add or repurpose our commercial relationship managers to higher growth opportunities and markets in order to drive increased profitability.

•

Expansion through organic growth and competitive product offerings. We believe that our focus on serving consumers and small- to medium-sized businesses, coupled with our competitive product offerings, will provide an expanded revenue base and new sources of fee income. We conduct regular market and competitive analysis to determine which products and services are best suited for our clients. Our teams also continue to pursue opportunities to deepen client relationships, which we believe will further increase our organic loan origination volumes and attract new transaction accounts that offer lower cost of funds and higher fee generating activity.

•

Continue to strengthen profitability through organic growth and operating efficiencies. We continue to utilize our comprehensive underwriting and risk management processes under one operating platform while maintaining local branding, leadership and decision making, which allows us to support growth and realize operating efficiencies throughout our enterprise. The actions taken to consolidate banking centers in conjunction with other expense management initiatives have resulted in significant cost savings. We believe that we have the infrastructure in place to support our future revenue growth without causing non-interest expenses to increase by a corresponding amount.  Our growth strategy is focused on organic initiatives in order to accelerate our growth in profitability. Key priorities to strengthen profitability include the continued ramp-up of loan production, increasing our deposits while maintaining our cost of funds, implementing additional fee-based business initiatives and further enhancing operational efficiencies.

•

Maintain conservative risk profile and sound risk management practices. Strong risk management is an important element of our operating philosophy. We maintain a conservative risk culture with adherence to mature and seasoned policies across all areas of the organization. Our risk management approach seeks to identify, assess and mitigate risk and minimize any resulting losses. We have implemented processes to identify measure, monitor, and report and analyze the types of risk to which we are subject. We believe our risk management policies establish appropriate limitations that allow for the prudent oversight of such risks that include, but are not limited to the following: credit, liquidity, market, operational, legal and compliance, reputational, and strategic and business risk.

•

Pursue disciplined acquisitions. We expect that acquisitions will continue to be a component of our growth strategy and we intend to carefully select acquisition opportunities that we believe have stable core franchises, have significant local market share or will add asset generation capabilities or fee income streams while structuring the transactions to limit risk. Further, we seek transactions that offer opportunities for clear financial benefits with valuations that have acceptable levels of earnings accretion, tangible book value dilution/earn-back, and internal rates of return. We seek to acquire financial services franchises in markets that exhibit attractive demographic attributes and we believe that our focus on attractive markets will provide long-term opportunities for organic growth. Our focus is on our primary markets of Colorado, Missouri and Kansas, including teams, asset portfolios, specialty commercial finance businesses, and whole banks.

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

Products and Services

Through NBH Bank, our primary business is to offer a full range of traditional banking products and financial services to both our commercial, small business and consumer clients, who are predominantly located in Colorado, Missouri, Kansas and Texas. We conduct our banking business through 91 banking centers, with 47 of those located in Colorado, 42 in the greater Kansas City region and two in Texas. Our distribution network also includes 112 ATMs, fully integrated online banking and mobile banking services. We offer a high level of personalized service to our clients through our relationship managers and banking center associates. We believe that a banking relationship that includes multiple services, such as loan and deposit services, online and mobile banking solutions and treasury management products and services, is the key to profitable and long-lasting client relationships and that our local focus and decision making provide us with a competitive advantage over banks that do not have these attributes.

Our primary strategic objective is to serve small- to medium-sized businesses in our markets with a variety of unique and useful services, including a full array of commercial, mortgage and non-mortgage loans, while maintaining a strong and disciplined credit culture. We offer a variety of products and services that are focused on the following areas:

Consumer and Small Business Banking

Our consumer and small business bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit and online and mobile banking solutions. We strive to do business in the areas served by our banking centers, which is also where our marketing is focused, and the vast majority of our new loan clients are located in existing market areas.

All of our newly originated consumer loans are on a direct to consumer basis. We offer a variety of consumer and small business loans, including:

Residential Real Estate Loans—Residential real estate loans consist of loans secured by the primary or secondary residence of the borrower. These loans consist of closed loans, which are typically amortizing over a 10 to 30-year term. We also offer open-ended home equity loans, which are loans secured by secondary financing on residential real estate. Our loan-to-value (LTV) benchmark for these loans is below 80% at inception along with satisfactory debt-to-income ratios. We do not originate or purchase negatively amortizing or sub-prime residential loans. Through our established mortgage banking business, we aim to originate high-quality loans for customers as part of a full banking relationship. The mortgage loans in our portfolio that meet investor criteria and pricing may also be sold in to the secondary market to buyers, such as Fannie Mae and Freddie Mac, and provide an additional source of fee income.

Consumer Loans—Consumer loans are structured as small personal lines of credit and term loans, with the latter generally bearing interest at a higher rate and having a shorter term than residential mortgage loans. Consumer loans are both secured (for example by deposit accounts, brokerage accounts or automobiles) and unsecured and carry either a fixed rate or variable rate. Examples of our consumer loans include home improvement loans not secured by real estate, new and used automobile loans and personal lines of credit.

Small Business Loans—Small business loans consist of term loans, line of credit, and real estate secured loans. The terms of these loans vary by purpose and by type of underlying collateral, if any. Small business loans generally require LTV ratios of not more than 75 percent. Small business loans also assist in the growth of our deposits because many commercial loan borrowers establish noninterest-bearing and interest-bearing demand deposit accounts and banking services relationships with us. Those deposit accounts help us to reduce our overall cost of funds and those banking service relationships provide us with a source of non-interest income.

Commercial and Specialty Banking

Our commercial bankers focus on small- and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete suite of loan, deposit and treasury management products and services. We have invested significantly in our commercial banking capabilities, attracting experienced commercial bankers from competing institutions in our markets, which have resulted in significant growth in our originated loan portfolio. To complement these efforts, we created a focused specialty banking group, which includes NBH Capital Finance (providing structured and asset-based loans to middle market companies), energy, agriculture, government and non-profit banking, treasury management and SBA lending. Our commercial relationship managers offer a wide range of commercial loan products, including:

Commercial and Industrial Loans—We originate commercial and industrial loans and leases, including working capital loans, equipment loans, structured and asset-based loans, energy loans, agriculture loans, government and non-profit loans, owner occupied commercial real estate loans and other commercial loans and leases. The terms of these loans vary by purpose and by type of underlying collateral, if any.

Working capital loans generally have terms of up to one year, are usually secured by accounts receivable and inventory and carry the personal guarantees of the principals of the business. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type. In the case of owner-occupied commercial real estate loans, we are usually the primary provider of financial services for the company and/or the principals and the primary source of repayment is through the cash flows generated by the borrowers’ business operations. Owner-occupied commercial real estate loans are typically secured by a first lien mortgage on real property plus assignments of all leases related to the properties. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% or less loan-to-value ratio on owner-occupied properties. As of December 31, 2016, substantially all of our commercial and industrial loans were secured.

Non-Owner Occupied Commercial Real Estate Loans—Non-owner occupied commercial real estate loans, or non-owner occupied CRE loans, consist of loans to finance the purchase of commercial real estate, loans to support working capital needs of businesses that are secured by commercial real estate and construction and development loans. Our non-owner occupied CRE loans include loans on multi-family construction properties, commercial properties such as office buildings, retail centers, or free-standing commercial properties, multi-family and investor properties and raw land development loans.

Non-owner occupied CRE loans are typically secured by a first lien mortgage on multi-family, office, warehouse, hotel or retail property plus assignments of all leases related to the properties. Underwriting guidelines generally require borrowers to contribute cash equity that results in a 75% or less loan-to-value ratio.

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

Small Business Administration Loans—We offer a range of U.S. Small Business Administration, or SBA loans, to support manufacturers, distributors and service providers targeted to small businesses and entrepreneurs seeking growth capital, working capital, or other capital investments as an SBA Preferred Lender Provider. As a Preferred Lender Provider of the SBA, we are able to expedite SBA loan approval, closing, and servicing functions through delegated authority to underwrite and approve loans on behalf of the SBA. We utilize the SBA 7(a) loan, SBA 504 loan, SBA Express loan, and CAP Line loan programs. In addition to SBA loans, our commercial lending relationship managers also coordinate with associates in consumer and small business banking to provide personal loans and other services to the owners, managers and employees of the Bank’s commercial clients.

Lending Activities

Our loan portfolio includes commercial and industrial loans, commercial real estate loans, residential real estate loans, small business loans and consumer loans. The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower’s market or industry segment. Attributes of the relevant business market or industry segment include the economic and competitive environment, changes to supply or demand, threat of substitutes and barriers to entry and exit. In our credit underwriting process, we carefully evaluate the borrower’s industry, operating performance, liquidity and financial condition. We underwrite credits based on multiple repayment sources, including operating cash flow, liquidation of collateral and guarantor support, where appropriate. We closely monitor the operating performance, liquidity and financial condition of borrowers through analysis of periodic financial statements and meetings with the borrower’s management. As part of our credit underwriting process, we also review the borrower’s total debt obligations on a global basis. Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio.

Our credit policy also provides detailed procedures for making loans to individuals along with the regulatory requirements to ensure that all loan applications are evaluated subject to our fair lending policy. Our credit policy addresses the common credit standards for making loans to individuals, the credit analysis and financial statement requirements, the collateral requirements, including insurance coverage where appropriate, as well as the documentation required. Our ability to analyze a borrower’s current financial health and credit history, as well as the value of collateral as a secondary source of repayment, when applicable, are significant factors in determining the creditworthiness of loans to individuals. We have also adopted formal credit policies regarding our underwriting procedures for other loans including commercial and commercial real estate loans. We require various levels of internal approvals based on the characteristics of such loans, including the size, nature of the exposure and type of collateral, if any. We believe that the procedures required by our credit policies enhance internal responsibility and accountability for underwriting decisions and permit us to monitor the performance of credit decisioning. An integral element of our credit risk management strategy is the establishment and adherence to concentration limits for our portfolio. We have established concentration limits that apply to our portfolio based on product types such as commercial real estate, consumer lending, and various categories of commercial and industrial lending. For more detail on our credit policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Asset Quality.”

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

Other Financial Products & Services

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

Competition

The banking landscape in our primary markets of Colorado, Kansas, Missouri and Texas is highly competitive and quite fragmented, with many small banks having limited market share while the large out-of-state national and super-regional banks control the majority of deposits and profitable banking relationships. We compete actively with national, regional and local financial services providers, including: banks, thrifts, credit unions, mortgage bankers and finance companies.

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a variety of traditional brick and mortar banks and nontraditional alternatives, such as online banks. Competition among providers is based on many factors. The primary factors driving commercial and consumer competition for loans and deposits are interest rates, the fees charged, client service levels and the range of products and services offered. In addition, other competitive factors include the location and hours of our banking centers, the client service orientation of our associates and the availability of digital banking products and services. We believe the most important of these competitive factors that determine our success are our consumer bankers’ focus on knowing their individual clients in order to best meet their financial needs and our small business and commercial bankers’ focus on small and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services through our banking centers and our digital banking platform.

We recognize that there are banks with which we compete that have greater financial resources, access to more capital and higher lending capacity than we do and offer a wider range of deposit and lending instruments than we do. However, given our existing capital base, we expect to be able to meet the majority of small to medium-sized business and consumer credit needs.

Associates

At December 31, 2016, we had 928 full-time associates and 76 part-time associates.

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

National Bank Holdings Corporation as a Bank Holding Company

As a bank holding company, we are subject to regulation under the Bank Holding Company Act (“BHCA”) and to supervision, examination, and enforcement by the Federal Reserve. Federal Reserve jurisdiction also extends to any company that we may directly or indirectly control, such as non-bank subsidiaries and other companies in which we have a controlling interest. While subjecting us to supervision and regulation, we believe that our status as a bank holding company (as opposed to being a non-controlling investor) broadens the investment opportunities available to us among public and private financial institutions.

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

NBH Bank as a Colorado State-Chartered Bank

On December 31, 2015, our bank subsidiary, NBH Bank, N.A., converted to a Colorado state-chartered bank operating under the name of NBH Bank. NBH Bank is also a member of the Federal Reserve Bank of Kansas City. As such, NBH Bank is subject to examination, supervision and regulation by both the Colorado Division of Banking and the Federal Reserve. NBH Bank’s deposits are insured by the FDIC through the DIF, in the manner and to the extent provided by law. As an insured bank, NBH Bank is subject to the provisions of the Federal Deposit Insurance Act, as amended (the “FDI Act”), and the FDIC’s implementing regulations thereunder, and may also be subject to supervision and examination by the FDIC under certain circumstances.

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

The FDIC Policy Statement imposes several requirements on those institutions and investors to which it applies. Many of these requirements sunset after a three year time period or do not present ongoing requirements. However, some are related to the continuing presence of certain investors. Institutions are required to maintain a capital level sufficient to be “well capitalized” under regulatory standards during the remaining period of ownership of the investors. Investors that collectively own 80% or more of two or more depository institutions are required to pledge to the FDIC their proportionate interests in each institution to indemnify the FDIC against any losses it incurs in connection with the failure of one of the institutions. Institutions are prohibited from extending credit to such investors and to affiliates of such investors.

Regulatory Capital Requirements

In General

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

The capital rules require banks and bank holding companies to maintain a minimum common equity tier 1 capital ratio of 4.5%, a total tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. Under recently revised guidelines, bank holding companies will ultimately be required to hold a capital conservation buffer of common equity tier 1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments.

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

The Dodd-Frank Act codified the requirement that holding companies, like the Company, serve as a source of financial strength for their subsidiary depository institutions, by providing financial assistance to its insured depository institution subsidiaries in the event of financial distress. Under the source of strength doctrine, the Company could be required to provide financial assistance to NBH Bank should it experience financial distress.

In addition, capital loans by us to NBH Bank will be subordinate in right of payment to deposits and certain other indebtedness of NBH Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of NBH Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Dividend Restrictions

The Company is a legal entity separate and distinct from its subsidiaries. Because the Company’s consolidated net income consists largely of the net income of NBH Bank, the Company’s ability to pay dividends depends upon its receipt of dividends from its subsidiary. The ability of a bank to pay dividends and make other distributions is limited by federal and state law. The specific limits depend on a number of factors, including the bank’s type of charter, recent earnings, recent dividends, level of capital and regulatory status. As a member of the Federal Reserve System and a Colorado state-chartered bank, NBH Bank is subject to Regulation H and limitations under Colorado law with respect to the payment of dividends. Non-bank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.

The ability of a bank holding company to pay dividends and make other distributions can also be limited. The Federal Reserve has authority to prohibit a bank holding company from paying dividends or making other distributions. A bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. In addition, as a Delaware corporation, the Company is subject to certain limitations and restrictions under Delaware corporate law with respect to the payment of dividends and other distributions.

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

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions (generally referred to as “Covered Transactions”) between a bank and its non-bank affiliates. Covered Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank, and Covered Transactions with all affiliates may not exceed, in the aggregate, 20% of the bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from tier 2 capital. The bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with Covered Transactions that are extensions of credit, the bank may be required to hold collateral to provide added security to the bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are Covered Transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding Covered Transactions must be satisfied. As of December 31, 2016, the Company did not have any outstanding Covered Transactions.

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

The CFPB has actively issued enforcement actions against both large and small entities and to entities across the entire financial service industry. The CFPB has relied upon “unfair, deceptive, or abusive acts” prohibitions as its primary enforcement tool. However, the CFPB and DOJ continue to be focused on fair lending in taking enforcement actions again banks with renewed emphasis on alleged redlining practices. Failure to comply with these laws and regulations could give rise to regulatory sanctions, client rescission rights, actions by state and local attorneys general and civil or criminal liability.

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

Assessments are based on an institution’s average total consolidated assets less average tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks). NBH Bank may be able to pass part or all of this cost on to its clients, including in the form of lower interest rates on deposits, or fees to some depositors, depending on market conditions.

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

Interstate Banking

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (the “Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state). Bank holding companies must be well capitalized and well managed, not merely adequately capitalized and adequately managed, in order to acquire a bank located outside of the bank holding company’s home state.

The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate banking centers. A national or state bank, with the approval of its regulator, may open a de novo banking center in any state if the law of the state in which the banking center is proposed would permit the establishment of the banking center if the bank were a bank chartered in that state.

The Federal Reserve, OCC, and FDIC jointly issued a final rule, effective October 10, 1977, that adopted uniform regulations implementing Section 109 of the Riegle-Neal Act. Section 109 prohibits any bank from establishing or acquiring a branch or branches outside of its home state primarily for the purpose of deposit production. Congress enacted Section 109 to ensure that interstate branches would not take deposits from a community without the bank reasonably helping to meet the credit needs of that community.

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

Item 1A.    RISK FACTORS

Risks Relating to Our Banking Operations

We are still a relatively young Company with a limited and complex operating history from which investors can evaluate our past financial and operating performance and future prospects.

We were organized in 2009 and acquired selected assets and assumed selected liabilities of Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado in October 2010, December 2010, July 2011 and October 2011, respectively, and acquired Pine River Valley Bank by merger in August 2015. Because our banking operations began in late 2010, and because our acquisitions in 2010 and 2011 were of failed or troubled banks, we have a limited operating history upon which investors can evaluate our operational performance or compare our recent performance to historical performance. The business models and experiences of the depository institutions we have acquired to date and may acquire in the future may not be reflective of our plans. More importantly, because a portion of our acquired loans and OREO were covered by loss sharing agreements with the FDIC and all of the loans and OREO we acquired were marked to fair value at the time of our acquisitions, we believe that the historical financial results of the acquisitions are less useful to an evaluation of our future prospects and financial and operating performance.

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

•

a portion of our loans and OREO had been covered by loss sharing agreements with the FDIC, which reimbursed a variable percentage of losses experienced on these assets; since our FDIC loss-share arrangements were terminated in the fourth quarter 2015, we may face higher losses, which losses may exceed the discounts we received;

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

•	our regulatory capital ratios, which currently well exceed regulatory minimum requirements, are not necessarily representative of our future regulatory capital ratios.

Changes in general business and economic conditions could materially and adversely affect us.

Our business and operations are sensitive to general business and economic conditions in the United States and in our two core markets in Colorado and the greater Kansas City region. If the economies in our core markets, or the U.S. economy more generally, experience worsening economic conditions, including industry-specific conditions, we could be materially and adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines and lower home sales and commercial activity, and further or prolonged pressure on energy prices. All of these factors would be detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us.

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

As a lender, we are exposed to the risk that our clients will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the ability of borrowers to repay their loans and, if applicable, the period of time over which the loan is repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments in recent years. A decline in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans resulting in greater charge-offs in future periods, as well as adversely impact mortgage loan originations and gains on sale of mortgage loans. A decline in commercial real estate values would likewise adversely affect the value of collateral securing certain commercial loans and result in greater charge-offs in future periods. Declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could materially and adversely affect us.

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

The expanding body of federal, state and local regulation of loan servicing, collections or other aspects of our business may increase the cost of compliance and the risks of noncompliance.

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

We require liquidity to make loans and to repay deposit and other liabilities as they become due or are demanded by clients. We principally depend on checking, savings and money market deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. As a result of a decline in overall depositor confidence, an increase in interest rates paid by competitors, general interest rate levels, higher returns being available to clients on alternative investments and general economic conditions, a substantial number of our clients could withdraw their bank deposits with us from time to time, resulting in our deposit levels decreasing substantially, and our cash on hand may not be able to cover such withdrawals and our other business needs, including amounts necessary to operate and grow our business. This would require us to seek third party funding or other sources of liquidity, such as asset sales. Our access to third party funding sources, including our ability to raise funds through the issuance of additional shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, may be impacted by our financial strength, performance and prospects and may also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry, all of which may make potential funding sources more difficult to access, less reliable and more expensive. We may not have access to third party funding in sufficient amounts on favorable terms, or the ability to undertake asset sales or access other sources of liquidity, when needed, or at all, which could materially and adversely affect us.

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

A failure in or breach of our security systems or infrastructure, or those of our third-party providers, could result in financial losses to us or in the disclosure or misuse of confidential or proprietary information, including client information, and could have a material adverse effect on us.

As a financial institution, we may be the target of fraudulent activity that may result in financial losses to us or our clients, privacy breaches against our clients or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, unauthorized intrusion into or use of our systems, and other dishonest acts.  We provide our clients with the ability to bank remotely, including via online, mobile and phone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking.

Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, ransomware and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.  To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could expose us to reputational damage, claims, regulatory scrutiny, litigation and other possible liabilities.  Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in our systems and could materially and adversely affect us. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and our plans to continue to provide digital banking products and services to our clients.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as client-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.  We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyber-attacks and other security breaches in connection with credit or debit card transactions that typically involve the transmission of sensitive information regarding our clients through various third parties, including merchant acquiring banks, payment processors, payment card networks (e.g., Visa, MasterCard) and our processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments on these third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.

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

The success of future transactions will depend on our ability to successfully identify and consummate acquisitions of financial services franchises that meet our investment objectives.  Because of the intense competition for acquisition opportunities and the limited number of potential targets, we may not be able to successfully consummate acquisitions on attractive terms.

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

Delinquencies and losses in the loan portfolios and other assets we acquire may exceed our initial forecasts developed during our due diligence investigation prior to their acquisition and, thus, produce lower returns than we believed our purchase price supported. Furthermore, our due diligence investigation may not reveal all material issues. If, during the diligence process, we fail to identify all relevant issues related to an acquisition, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in significant losses. Any of these events could materially and adversely affect us. Economic conditions may create an uncertain environment with respect to asset valuations and there is no certainty that we will be able to sell assets or institutions after we acquire them if we determine it would be in our best interests to do so. In addition, there may be limited liquidity for certain asset classes we hold, including commercial real estate and construction and development loans. Any of the foregoing matters could materially and adversely affect us.

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

Many provisions still require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The changes resulting from the Dodd-Frank Act have limited our business activities, required changes to certain of our business practices, imposed upon us more stringent capital, liquidity and leverage requirements or otherwise materially and may continue to adversely affect us. Failure to comply with the requirements could also materially and adversely affect us. Furthermore, additional uncertainties surrounding the Dodd-Frank Act, its implementation, and enforcement persist as a result of the new presidential administration. Any changes in the laws or regulations or their interpretations could be materially adverse to investors in our common stock.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. If current assessments imposed by the FDIC are insufficient for the DIF to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect us, including by reducing our profitability or limiting our ability to pursue certain business opportunities.

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

The federal Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions (such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans), which could materially and adversely affect us. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

Our ability to declare and pay dividends depends both on the ability of our bank subsidiary to pay dividends to us and on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Because we are a separate legal entity from our bank subsidiary and we do not have significant operations of our own, any dividends paid by us to our shareholders would have to be paid from funds at the holding company level that are legally available therefor. However, as a bank holding company, we are subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Additionally, various federal and state statutory provisions limit the amount of dividends that our bank subsidiary can pay to us as its holding company without regulatory approval. Finally, holders of our common stock are only entitled to receive such dividends as our board of directors may, in its unilateral discretion, declare out of funds legally available for such purpose based on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our board of directors. Accordingly, we may not pay the amount of dividends referenced in our current intention above, or any dividends at all, to our shareholders in the future.

Item 1B.    UNRESOLVED STAFF COMMENTS.

None

Item 2.       PROPERTIES.

Our principal executive offices are located in the Denver Tech Center area immediately south of Denver, Colorado. We also have approximately 70,000 square feet of office and operations space in Kansas City, Missouri. At December 31, 2016, we operated 47 banking centers in Colorado, 42 in Kansas and Missouri, and 2 in Texas. Of these banking centers, 19 locations were leased and 72 were owned.

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

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Shares of the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NBHC” on September 20, 2012. Prior to September 20, 2012, there was no established public trading market for the Company’s stock. The following table presents the high and low prices of actual transactions in the Company’s common stock and cash dividends paid for the periods indicated:

				Cash
Year	Quarter	High	Low	Dividends
2016	First	$21.40	$18.41	$0.05
	Second	$21.64	$19.17	$0.05
	Third	$24.14	$19.51	$0.05
	Fourth	$32.28	$22.69	$0.07
2015	First	$19.53	$17.69	$0.05
	Second	$21.30	$18.35	$0.05
	Third	$22.04	$19.20	$0.05
	Fourth	$23.55	$19.47	$0.05

The close price of our common stock on the NYSE was $33.04 per share on February 21, 2017. The Company had 170 shareholders of record as of February 21, 2017. Management estimates that the number of beneficial owners is significantly greater.

In October 2012, we commenced the payment of a $0.05 per share quarterly dividend to holders of our common stock. During the third quarter of 2016, the Company increased the quarterly dividend to $0.07 per share.

As a bank holding company, any dividends paid to us by our bank subsidiary are subject to various federal and state regulatory limitations and also subject to the ability of our bank subsidiary to pay dividends to us. Other than (1) dividends from the Bank paid as noted above, (2) the cash held by the Company and (3) any future financing at the holding company level, we do not expect to have other liquidity sources at the holding company level. In addition, in the future, we and our bank subsidiary may enter into credit agreements or other financing arrangements that prohibit or otherwise restrict our ability to declare or pay cash dividends. Any determination to pay cash dividends in the future will be at the discretion of our Board of Directors and will depend on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our Board of Directors. See “Risk Factors—Our ability to pay dividends is subject to regulatory limitations and our bank subsidiary’s ability to pay dividends to us is also subject to regulatory limitations.” During 2016, the Bank paid dividends of $15.4 million to the holding company.

We may also execute permanent capital reductions at the Bank level in accordance with federal and state regulatory guidelines as a source of liquidity for the holding company. See note 13 for discussion of a permanent capital reduction of $140.0 million approved in February 2016.

Performance Graph

The following graph presents a comparison of the Company’s performance to the indices named below. It assumes $100 invested on September 19, 2012, with dividends invested on a total return basis.

Total Return Performance
Index Value
220
215
210
205
200
195
190
185
180
175
170
165
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
85
NBH
KBW Regional Banking Index
Russell 2000 Index
09/19/12
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

			Period Ending
Index	12/19/12	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
NBH	100.00	98.92	112.63	103.18	114.75	172.88
KBW Regional Banking Index	100.00	95.19	139.76	143.16	151.74	211.10
Russell 2000 Index	100.00	99.74	138.46	145.24	138.83	168.37

The following table sets forth information about our repurchases of our common stock during the fourth quarter of 2016:

				Maximum number
			Total number of	(or approximate dollar
			shares (or units)	value) of shares (or
	Total number	Average	purchased as part of	units) that may yet be
	of shares (or	price paid per	publicly announced	purchased under the
Period	units) purchased	share (or unit)	plans or programs	plans or programs (3)
October 1 - October 31, 2016	269,062	$23.25	269,062	$12,562,825
October 1 - October 31, 2016(1)	24,401	23.70	—	12,562,825
November 1, 2016 - November 30, 2016(1)	339,838	27.38	—	12,562,825
December 1, 2016 - December 31, 2016(1)	177,226	30.85	—	12,562,825
December 1, 2016 - December 31, 2016(2)	297,938	31.89	—	12,562,825
Total	1,108,465	$28.06	269,062	$12,562,825

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)	These shares represent shares purchased other than through publicly announced plans and were purchased from warrant holders at the then current market value in satisfaction of warrant exercise prices.
(3)

On August 5, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $12,562,825 remained available for purchase at December 31, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

During the second quarter of 2014, shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons. As of December 31, 2016, the aggregate number of Company common stock available for issuance under the 2014 Plan was 5,588,905 shares.

During the second quarter of 2015, shareholders approved the Company’s 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year or 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. As of December 31, 2016, the aggregate number of Company common stock available for issuance under the ESPP was 366,337 shares.

See note 15 to the consolidated financial statements for further detail related to these equity compensation plans.

Number of
	Number of securities to be	Weighted-average	securities remaining
	issued upon exercise of	exercise price of	available for future
	outstanding options,	outstanding options,	issuance under equity
Plan Category	warrants and rights	warrants and rights	compensation plans
Equity plans approved by security holders	2,185,922	$19.81	5,955,242
Equity plans not approved by security holders	-	-	-
Total	2,185,922	$19.81	5,955,242

Item 6.       SELECTED FINANCIAL DATA.

The following table sets forth summary selected historical financial information as of and for the five years ended December 31, 2016. The summary selected historical consolidated financial information set forth below is derived from our audited consolidated financial statements.

The summary unaudited selected historical consolidated financial data set forth below should be read together with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Such information is not necessarily indicative of anticipated future results. All amounts are presented in thousands, except share data, or as otherwise noted.

Summary of Selected Historical Consolidated Financial Data

	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Financial Condition Data:
Cash and cash equivalents	$152,736	$166,092	$256,979	$189,460	$769,180
Investment securities available-for-sale (at fair value)	884,232	1,157,246	1,479,214	1,785,528	1,718,028
Investment securities held-to-maturity	332,505	427,503	530,590	641,907	577,486
Non-marketable securities	14,949	22,529	27,045	31,663	32,996
Loans (1)	2,860,921	2,587,673	2,162,409	1,854,094	1,832,702
Allowance for loan losses	(29,174)	(27,119)	(17,613)	(12,521)	(15,380)
Loans, net	2,831,747	2,560,554	2,144,796	1,841,573	1,817,322
Loans held for sale	24,187	13,292	5,146	5,787	5,368
FDIC indemnification asset, net	—	—	39,082	64,447	86,923
Other real estate owned	15,662	20,814	29,120	70,125	94,808
Premises and equipment, net	95,671	103,103	106,341	115,219	121,436
Goodwill and other intangible assets, net	66,579	72,059	76,513	81,859	87,205
Other assets	154,778	140,716	124,820	86,547	100,023
Total assets	$4,573,046	$4,683,908	$4,819,646	$4,914,115	$5,410,775
Deposits	$3,868,649	$3,840,677	$3,766,188	$3,838,309	$4,200,719
Other liabilities	168,208	225,687	258,883	178,014	119,497
Total liabilities	4,036,857	4,066,364	4,025,071	4,016,323	4,320,216
Total shareholders’ equity	536,189	617,544	794,575	897,792	1,090,559
Total liabilities and shareholders’ equity	$4,573,046	$4,683,908	$4,819,646	$4,914,115	$5,410,775

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Interest income	$160,448	$171,407	$184,662	$195,475	$233,485
Interest expense	14,808	14,462	14,413	16,514	29,234
Net interest income	145,640	156,945	170,249	178,961	204,251
Provision for loan losses	23,651	12,444	6,209	4,296	27,995
Net interest income after provision for loan losses	121,989	144,501	164,040	174,665	176,256
Non-interest income	40,027	21,448	(1,696)	20,177	37,379
Non-interest expense	136,009	158,024	150,003	183,965	209,598
Income before income taxes	26,007	7,925	12,341	10,877	4,037
Income tax expense	2,947	3,044	3,165	3,950	4,580
Net income (loss)	$23,060	$4,881	$9,176	$6,927	$(543)
Share Information(2):
Earnings (loss) per share, basic	$0.81	$0.14	$0.22	$0.14	$(0.01)
Earnings (loss) per share, diluted	$0.79	$0.14	$0.22	$0.14	$(0.01)
Dividends paid	$0.22	$0.20	$0.20	$0.20	$0.05
Book value per share	$20.32	$20.34	$20.43	$19.99	$20.84
Tangible common book value per share(3)	$18.15	$18.22	$18.63	$18.27	$19.23
Tangible common equity to tangible assets(3)	10.61%	11.98%	15.25%	16.97%	18.89%
Weighted average common shares outstanding, basic	28,313,061	34,349,996	42,404,609	50,790,410	52,214,175
Weighted average common shares outstanding, diluted	29,091,343	34,363,487	42,421,014	50,824,422	52,214,175
Common shares outstanding	26,386,583	30,358,509	38,884,953	44,918,336	52,327,672

(1)	Total loans are net of unearned discounts and deferred fees and costs.
(2)	Per share information is calculated based on the aggregate number of our shares of Class A common stock and Class B non-voting common stock outstanding.
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

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
Key Ratios
Return on average assets	0.50%	0.10%	0.19%	0.13%	(0.01)%
Return on average tangible assets(1)	0.57%	0.17%	0.26%	0.20%	0.05%
Return on average tangible assets before provision for loan losses and taxes FTE(1)	1.29%	0.60%	0.52%	0.40%	0.66%
Return on average equity	3.95%	0.70%	1.07%	0.67%	(0.05)%
Return on average tangible common equity(1)	5.04%	1.29%	1.58%	1.06%	0.27%
Interest earning assets to interest bearing liabilities (end of period)(2)	133.44%	133.71%	137.36%	137.05%	134.44%
Loans to deposits ratio (end of period)	74.58%	67.72%	57.55%	48.46%	43.76%
Average equity to average assets	12.55%	14.52%	17.68%	20.07%	18.91%
Non-interest bearing deposits to total deposits (end of period)	21.89%	21.22%	19.45%	17.59%	16.14%
Net interest margin(3)	3.39%	3.54%	3.83%	3.81%	3.98%
Net interest margin FTE(1)(3)	3.49%	3.60%	3.85%	3.81%	3.98%
Interest rate spread(4)	3.38%	3.48%	3.72%	3.68%	3.81%
Yield on earning assets(2)	3.74%	3.86%	4.15%	4.16%	4.55%
Yield on earning assets FTE(1)(2)	3.84%	3.92%	4.17%	4.16%	4.55%
Cost of interest bearing liabilities(2)	0.46%	0.44%	0.45%	0.48%	0.74%
Cost of deposits	0.36%	0.36%	0.37%	0.41%	0.64%
Non-interest expense to average assets	2.92%	3.27%	3.08%	3.55%	3.62%
Efficiency ratio FTE(1)(5)	68.79%	85.55%	85.82%	89.70%	84.53%
Dividend Payout Ratio	52.63%	142.86%	90.91%	142.86%	NM

Asset Quality Data(6)(7)(8)
Non-performing loans to total loans	1.07%	0.99%	0.50%	1.31%	1.26%
Non-performing assets to total loans and OREO	1.61%	1.81%	1.86%	4.97%	6.19%
Allowance for loan losses to total loans	1.02%	1.05%	0.81%	0.68%	0.84%
Allowance for loan losses to non-performing loans	94.98%	105.74%	162.89%	51.43%	66.53%
Net charge-offs to average loans	0.80%	0.12%	0.05%	0.41%	1.20%

(1)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation below.
(2)

Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities are excluded from interest-earning assets. Interest bearing liabilities include liabilities that must be paid interest.

(3)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(4)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(5)	The efficiency ratio represents non-interest expense, less intangible asset amortization, as a percentage of net interest income on a FTE basis plus non-interest income.
(6)

Non-performing loans were redefined during the third quarter of 2014 to only include non-accrual loans and restructured loans on non-accrual, and exclude any loans accounted for under ASC 310-30 in which the pool is still performing. All previous periods have been restated.

(7)	Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.
(8)	Total loans are net of unearned discounts and fees.
NM	Not meaningful.

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

These non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with GAAP and you should not rely on non-GAAP financial measures alone as measures of our performance. The non-GAAP financial measures we present may differ from non-GAAP financial measures used by our peers or other companies. In particular, the items that we exclude in our adjustments are not necessarily consistent with the items that our peers may exclude from their results of operations and key financial measures and therefore may limit the comparability of similarly named financial measures and ratios. We compensate for these limitations by providing the equivalent GAAP measures whenever we present the non-GAAP financial measures and by including a reconciliation of the impact of the components adjusted for in the non-GAAP financial measure so that both measures and the individual components may be considered when analyzing our performance.

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows.

	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
Total shareholders' equity	$536,189	$617,544	$794,575	$897,792	$1,090,559
Less: goodwill and intangible assets, net	(66,580)	(72,060)	(76,513)	(81,859)	(87,205)
Add: deferred tax liability related to goodwill	9,323	7,772	6,222	4,671	3,121
Tangible common equity (non-GAAP)	$478,932	$553,256	$724,284	$820,604	$1,006,475

Total assets	$4,573,046	$4,683,908	$4,819,646	$4,914,115	$5,410,775
Less: goodwill and intangible assets, net	(66,580)	(72,060)	(76,513)	(81,859)	(87,205)
Add: deferred tax liability related to goodwill	9,323	7,772	6,222	4,671	3,121
Tangible assets (non-GAAP)	$4,515,789	$4,619,620	$4,749,355	$4,836,927	$5,326,691

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.72%	13.18%	16.49%	18.27%	20.16%
Less: impact of goodwill and intangible assets, net	(1.11)%	(1.20)%	(1.24)%	(1.30)%	(1.27)%
Tangible common equity to tangible assets (non-GAAP)	10.61%	11.98%	15.25%	16.97%	18.89%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$478,932	$553,256	$724,284	$820,604	$1,006,475
Divided by: ending shares outstanding	26,386,583	30,358,509	38,884,953	44,918,336	52,327,672
Tangible common book value per share (non-GAAP)	$18.15	$18.22	$18.63	$18.27	$19.23

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$478,932	$553,256	$724,284	$820,604	$1,006,475
Less: accumulated other comprehensive income, net of tax	1,762	(95)	(5,839)	6,756	(40,573)
Tangible common book value, excluding accumulated other comprehensive income, net of tax (non-GAAP)	480,694	553,161	718,445	827,360	965,902
Divided by: ending shares outstanding	26,386,583	30,358,509	38,884,953	44,918,336	52,327,672
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$18.22	$18.22	$18.48	$18.42	$18.46

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
Net income	$23,060	$4,881	$9,176	$6,927	$(543)
Add: impact of core deposit intangible amortization expense, after tax	3,343	3,295	3,260	3,235	3,233
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$26,403	$8,176	$12,436	$10,162	$2,690

Income before income taxes FTE (non-GAAP)	$30,088	$10,620	$13,271	$10,877	$4,037
Add: impact of core deposit intangible amortization expense, before tax	5,480	5,401	5,344	5,346	5,344
Add: provision for loan losses	23,651	12,444	6,209	4,296	27,995
FTE income adjusted for impact of core deposit intangible amortization expense and provision (non-GAAP)	$59,219	$28,465	$24,824	$20,519	$37,376

Average assets	$4,651,953	$4,831,070	$4,867,929	$5,175,210	$5,786,762
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(59,977)	(66,549)	(73,074)	(79,964)	(86,841)
Average tangible assets (non-GAAP)	$4,591,976	$4,764,521	$4,794,855	$5,095,246	$5,699,921

Average shareholders' equity	$583,686	$701,476	$860,691	$1,038,753	$1,093,998
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(59,977)	(66,549)	(73,074)	(79,964)	(86,841)
Average tangible common equity (non-GAAP)	$523,709	$634,927	$787,617	$958,789	$1,007,157

Return on average assets	0.50%	0.10%	0.19%	0.13%	(0.01)%
Return on average tangible assets (non-GAAP)	0.57%	0.17%	0.26%	0.20%	0.05%
Return on average tangible assets before provision for loan losses and taxes FTE (non-GAAP)	1.29%	0.60%	0.52%	0.40%	0.66%
Return on average equity	3.95%	0.70%	1.07%	0.67%	(0.05)%
Return on average tangible common equity (non-GAAP)	5.04%	1.29%	1.58%	1.06%	0.27%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
Interest income	$160,448	$171,407	$184,662	$195,475	$233,485
Add: impact of taxable equivalent adjustment	4,081	2,695	930	—	—
Interest income FTE (non-GAAP)	$164,529	$174,102	$185,592	$195,475	$233,485

Net interest income	$145,640	$156,945	$170,249	$178,961	$204,251
Add: impact of taxable equivalent adjustment	4,081	2,695	930	—	—
Net interest income FTE (non-GAAP)	$149,721	$159,640	$171,179	$178,961	$204,251

Average earning assets	$4,290,171	$4,439,139	$4,446,903	$4,698,552	$5,130,836
Yield on earning assets	3.75%	3.86%	4.15%	4.16%	4.55%
Yield on earning assets FTE (non-GAAP)	3.84%	3.92%	4.17%	4.16%	4.55%
Net interest margin	3.39%	3.54%	3.83%	3.81%	3.98%
Net interest margin FTE (non-GAAP)	3.49%	3.60%	3.85%	3.81%	3.98%

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the years ended December 31, 2016, 2015, and 2014, and with the other financial and statistical data presented in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and should be read herewith.

On December 31, 2015, our bank subsidiary converted to a Colorado state-charted bank and changed its name from NBH Bank, N.A. to NBH Bank. All references to NBH Bank should be considered synonymous with references to NBH Bank, N.A. prior to the name change.

All amounts are in thousands, except share data, or as otherwise noted.

Overview

We believe that our established presence in the attractive markets of Colorado and the greater Kansas City area positions us well for growth opportunities. Our focus is on building strong banking relationships with small to medium-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid financial services franchise with a sizable presence for deposit gathering and client relationship building necessary for growth. As of December 31, 2016, we had $4.6 billion in assets, $2.9 billion in loans, $3.9 billion in deposits and $0.5 billion in equity.

Operating Highlights and Key Challenges

Our operations resulted in the following highlights as of and for the year ended December 31, 2016 (except as noted):

Strategic execution

•

Net income for 2016 was $23.1 million, or $0.79 per diluted share, compared to net income of $4.9 million, or $0.14 per diluted share for 2015. The return on average tangible assets was 0.57% for year ended 2016 compared to 0.17% for the year ended 2015. The return on average tangible equity was 5.04% for the year ended 2016 compared to 1.29% for the year ended 2015.

•

Loan originations totaled a record of over $1.0 billion during the past twelve months, resulting in originated loan outstandings growth of 17.8%. Net charge-offs on non 310-30 loans totaled 0.85% for the full year. Excluding energy sector net charge-offs, the 2016 net charge-offs on non 310-30 loans totaled 0.10%, compared to 0.12% in 2015.

•	Maintained a conservatively structured loan portfolio represented by diverse industries and conservative concentrations.
•

Opportunistic capital management – repurchased 4.5 million shares during 2016, or 14.8%, at a weighted average price of $20.78. Since early 2013, we have repurchased 50.9% of our shares outstanding, at a weighted average price of $20.03.

•	Maintained focus on expenses and enhancing operational efficiencies as evidenced by 2016 non-interest expenses decreasing $22.0 million, or 13.9%, from the prior year.

Loan portfolio

•	Total loans ended 2016 at $2.9 billion, a 10.6% increase from the prior year.
•	Organic loan originations totaled over $1.0 billion, representing a 7.3% increase from the prior year.
•	Originated loans at December 31, 2016 totaled $2.6 billion representing an increase of $387.4 million, or 17.8%, from the prior year.
•	Successfully exited $57.0 million, or 28.1%, of the remaining acquired 310-30 loan portfolio during 2016.
•	Maintained a diverse loan portfolio with no single industry sector comprising more than 15% of total loan exposure.

Credit quality

Non 310-30 loans

•	Net charge-offs on non 310-30 loans totaled 0.85% for the full year. Excluding energy sector net charge-offs, the 2016 net charge-offs on non 310-30 loans totaled 0.10%, compared to 0.12% in 2015.
•

Credit quality remained stable, as 90 days past due and non-accruing loans were 1.13% of total loans at December 31, 2016 compared to 1.08% at December 31, 2015. Non performing non 310-30 assets to total non 310-30 loans and OREO declined to 1.61% from 1.81% in the prior year.

ASC 310-30 loans

•	Added a net $9.5 million to accretable yield for the acquired loans accounted for under ASC 310-30.

Client deposit funded balance sheet

•	Average transaction deposits totaled $2.7 billion representing an increase of $142.7 million, or 5.6%, from the prior year.
•	Our relationship banking model drove solid growth in average demand deposits, adding $36.5 million, or 4.7%, from the prior year.
•	Higher-cost average time deposits decreased $103.6 million, or 8.1%, from the prior year.
•	The mix of transaction deposits to total deposits improved to 69.7% at December 31, 2016 from 68.9% in the prior year.
•	The average cost of deposits totaled 0.36%, consistent with the prior year.

Revenues

•

Fully taxable equivalent net interest income totaled $149.7 million, representing a decrease of $9.9 million, or 6.2%, from 2015. Lower levels of higher-yielding 310-30 loans and investment portfolio paydowns decreased interest income by $22.9 million and were partially offset by a $13.5 million increase in non 310-30 interest income from new loan originations.

•

The continued resolution of the higher-yielding acquired loan portfolio and lower rates on the originated portfolio led to a 0.11% narrowing of the fully taxable equivalent net interest margin to 3.49% from 3.60%.

•

Non-interest income totaled $40.0 million during 2016, compared to $21.4 million during 2015, increasing $18.6 million. Excluding the net $14.5 million of negative FDIC-related income and bargain purchase gain in the prior year, non-interest income increased $4.1 million, or 11.3%.



Bank card fees increased $0.5 million on the strength of higher interchange activity, while gain on sales of mortgages, net increased $0.9 million on a higher level of originations. Service charges decreased $0.9 million due to lower instances of overdrafts and OREO-related income decreased $0.1 million.



Other non-interest income increased $3.4 million primarily from a $1.8 million gain on sale of a building, net swap related income increase of $0.7 million and a $0.6 million increase in gain on recoveries of acquired loans.

Expenses

•

Non-interest expense totaled $136.0 million during 2016, representing a decrease of $22.0 million, or 13.9%. The decrease was partially due to lower salaries and benefits of $3.3 million, lower occupancy and equipment of $1.6 million and lower professional fees of $1.0 million. Telecommunications and data processing expense decreased $5.5 million, or 48.1%, driven by the core system conversion completed in the fourth quarter of 2015.

•

Problem asset workout expenses and gain on sale of OREO improved a combined $4.9 million. The decrease was driven by higher year-over-year OREO gains of $1.6 million and lower problem asset workout expenses of $3.3 million as we reduced our acquired problem loan portfolio.

Strong capital position

•

Capital ratios are strong as our capital position remains well in excess of federal bank regulatory thresholds. As of December 31, 2016, our consolidated tier 1 leverage ratio was 10.4% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 14.2%.

•

The excess accretable yield on ASC 310-30 loans above a 4.0% yield (an approximate yield on new loan originations), and discounted at 5%, adds $0.93 after-tax to our tangible book value per share as of December 31, 2016, resulting in a tangible common book value per share of $19.08.

•

During 2016, we repurchased 4.5 million shares, or 14.8% of outstanding shares, at a weighted average price of $20.78 per share. Since early 2013, we have repurchased 26.6 million shares, or 50.9% of then outstanding shares, at an attractive weighted average price of $20.03 per share.

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

General economic conditions continued to modestly improve in 2016. Residential real estate values have largely recovered from their lows and commercial real estate property fundamentals continued to improve in our markets and nationally across all property types and classes. We consider this recovery with guarded optimism. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

Oil and gas prices began a steep decline in November 2014 and have remained depressed throughout 2016.  While there have been job losses related to the Energy sector, employment rates and job creation have trended favorably as other industry sectors have offset declines in Energy.  Nevertheless, the direct impact on the Energy sector has been profound and we have experienced credit deterioration and credit losses in our Energy loan portfolio. Energy loans comprised 3.2% of our total loans and prolonged or further pricing pressure on oil and gas could lead to additional credit stress in our energy portfolio.

Our originated loan portfolio at December 31, 2016 totaled $2.6 billion, representing an increase of $387.4 million, or 17.8%, compared to December 31, 2015, due to over $1.0 billion in 2016 loan originations, partially offset by loan paydowns, particularly in our acquired loan portfolio of $57.0 million, or 28.1%, compared to the prior year. Our acquired loans have produced higher yields than our originated loans, due to the recognition of accretion of fair value adjustments and accretable yield. The tepid economic recovery and intense loan competition have kept interest rates low during 2016, limiting the yields we have been able to obtain on originated loans. During 2016, our weighted average rate on loan originations was 3.70% (fully taxable equivalent), which is lower than the 2015 weighted average yield of our total loan portfolio of 5.71% (fully taxable equivalent). We expect downward pressure on the yields on our total loan portfolio to the extent that our originated loan portfolio does not provide sufficient yields to replace the high yields on the acquired loan portfolio as they pay down or pay off. Growth in our interest income will ultimately be dependent on our ability to generate sufficient volumes of high-quality originated loans.

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

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the accounting for acquired loans and the determination of the ALL. These critical accounting policies and estimates are summarized below, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for the year ended December 31, 2016.

Accounting for Acquired Loans

Included in our loan portfolio are originated loans and acquired loans. The estimated fair values of acquired loans are based on a discounted cash flow methodology that considers various factors, including the type of loan or pool of loans with similar characteristics, and related collateral, classification status, fixed or variable interest rate, maturity and any prepayment terms of the loan, whether or not the loan is amortizing, and a discount rate reflecting our assessment of risk inherent in the cash flow estimates. The determination of the fair value of acquired loans takes into account credit quality deterioration and probability of loss, and as a result the related allowance for loan losses is not carried forward at the time of acquisition.

A significant portion of the loans acquired in the Hillcrest Bank, Bank of Choice, and Community Banks of Colorado acquisitions had deteriorated credit quality at the date of acquisition and management accounted for all loans acquired through these acquisitions under ASC 310-30 (with the exception of loans with revolving privileges, which were outside the scope of ASC 310-30). These loans are grouped into pools based on purpose and/or type of loan, geography and risk rating, and take into account the sources of repayment and collateral. Each pool is accounted for as a single loan for which the integrity is maintained throughout the life of the asset. When a pool exhibits evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in the expected future cash flows compared to the contractual amount due is recognized as a non-accretable difference. Any excess of the expected future cash flows over the acquisition date fair value is known as the accretable discount, or accretable yield, and through accretion is recognized as interest income over the remaining life of the respective pool. Contractual fees not expected to be collected are not included in ASC 310-30 contractual cash flows. Should fees be subsequently collected, the cash flows are accounted for as non 310-30 fee income in the period they are received. Loans that meet the criteria for non-accrual of interest at the time of acquisition may be considered performing upon and subsequent to acquisition, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected.  If the timing and expected cash flows of a pool cannot be reasonably estimated, that pool may be placed on non-accrual status, the accretion of income will cease, and interest income will be recognized on a cash basis. In addition, a pool will be accounted for on a cash basis to the extent the remaining discount on the pool is equal its unpaid principal balance.

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

Loans outside the scope of ASC 310-30 are accounted for under ASC Topic 310, Receivables. Discounts created when the loans are recorded at their estimated fair values at acquisition are accreted over the remaining life of the loan as an adjustment to the respective loan’s yield. Similar to originated loans, the accrual of interest income is discontinued on acquired loans that are not accounted for under ASC 310-30 when the collection of principal or interest, in whole or in part, is doubtful. Interest is not accrued on loans 90 days or more past due unless they are well secured and in the process of collection.

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

Financial Condition

Total assets were $4.6 billion at December 31, 2016 compared to $4.7 billion at December 31, 2015. During the year ended 2016, the decrease from the investment securities portfolio and acquired 310-30 loans was used to fund loan growth. Total loans were $2.9 billion at December 31, 2016, and grew $273.2 million, or 10.6% from December 31, 2015. Originated loans totaled $2.6 billion and increased $387.4 million, or 17.8%, during 2016. We originated over $1.0 billion of loans during 2016, which grew the balances in our non 310-30 portfolio $330.2 million year-over-year, or 13.8%. The acquired 310-30 loan portfolio declined $57.0 million, or 28.1%, from December 31, 2015, as a result of the continued successful workout efforts that have been made on our existing acquired problem loans. OREO decreased $5.2 million or 24.8%, as we continue to resolve problem assets. Lower cost demand, savings, and money market ("transaction") deposits increased $49.8 million, or 1.9%, while time deposits decreased $21.8 million, or 1.8%, as we continued to focus on developing long-term banking relationships with clients.

Total assets were $4.7 billion at December 31, 2015 compared to $4.8 billion at December 31, 2014. During the year ended 2015, the decrease from the investment securities portfolio and 310-30 loans was used to fund loan growth. Total loans were $2.6 billion at December 31, 2015, and grew $425.3 million, or 19.7% from December 31, 2014. We originated $966.9 million of loans during 2015, which grew the balances in our non 310-30 portfolio $502.1 million year-over-year, or 26.7%. The acquired 310-30 loan portfolio declined $76.8 million, or 27.5%, from December 31, 2014, as a result of the continued successful workout efforts that have been made on our existing acquired problem loans. OREO deceased $8.3 million, or 28.6%, as we continue to resolve problem assets. The indemnification asset and amounts due to the FDIC were eliminated from our consolidated statement of financial condition as of December 31, 2015 as a result of our termination of the loss-share agreements with the FDIC in the fourth quarter of 2015. Lower cost demand, savings, and money market ("transaction") deposits increased $237.9 million, or 9.5%, while average time deposits decreased $140.6 million, or 9.9%, as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing long-term banking relationships.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $0.9 billion at December 31, 2016, compared to $1.2 billion at December 31, 2015, a decrease of $273.0 billion, or 23.6%. During 2016, maturities and pay downs of available-for-sale securities totaled $275.5 million. Purchases of available-for-sale securities during 2016 totaled $4.9 million.

Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated:

	December 31, 2016				December 31, 2015
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$223,781	$227,160	25.8%	2.31%	$305,773	$310,978	26.8%	2.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	666,616	652,739	73.8%	1.71%	861,321	845,543	73.1%	1.74%
Municipal securities	3,921	3,914	0.4%	3.34%	306	306	0.0%	0.00%
Other securities	419	419	0.0%	0.00%	419	419	0.1%	0.00%
Total investment securities available-for-sale	$894,737	$884,232	100.0%	1.86%	$1,167,819	$1,157,246	100.0%	1.87%

As of December 31, 2016 and 2015, generally the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At December 31, 2016 and 2015, adjustable rate securities comprised 6.7% and 7.3%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.0% per annum and 2.1% per annum at December 31, 2016 and 2015, respectively.

The available-for-sale investment portfolio included $16.5 million and $19.9 million of gross unrealized losses at December 31, 2016 and 2015, respectively, which were partially offset by $6.0 million and $9.4 million of gross unrealized gains, respectively. In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

 Held-to-maturity

At December 31, 2016, we held $332.5 million of held-to-maturity investment securities, compared to $427.5 million at December 31, 2015, a decrease of $95.0 million, or 22.2%. The Company did not purchase any held-to-maturity securities during 2016.

Held-to-maturity investment securities are summarized as follows as of the date indicated:

	December 31, 2016				December 31, 2015
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$263,411	$264,862	79.2%	3.24%	$340,131	$342,812	79.6%	3.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	69,094	67,711	20.8%	1.68%	87,372	85,773	20.4%	1.69%
Total investment securities held-to-maturity	$332,505	$332,573	100.0%	2.91%	$427,503	$428,585	100.0%	2.92%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $332.6 million and $428.6 million, at December 31, 2016 and 2015, respectively, and included $0.1 million and $1.1 million of net unrealized gains for the respective periods.

Loans Overview

At December 31, 2016, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our five acquisitions to date. As discussed in note 2 to our consolidated financial statements, in accordance with applicable accounting guidance, all acquired loans are recorded at fair value at the date of acquisition, and an allowance for loan losses is not carried over with the loans but, rather, the fair value of the loans encompasses both credit quality and contractual interest rate considerations. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC 310-30.  Management accounted for all loans acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions under ASC 310-30, with the exception of loans with revolving privileges, which were outside the scope of ASC 310-30. In our Bank Midwest transaction, we did not acquire all of the loans of the former Bank Midwest but, rather, selected certain loans based upon specific criteria of performance, adequacy of collateral, and loan type that were performing at the time of acquisition. As a result, none of the loans acquired in the Bank Midwest transaction are accounted for under ASC 310-30. None of the loans acquired in the Pine River transaction are accounted for under ASC 310-30.

The table below shows the loan portfolio composition and the breakout of the portfolio between ASC 310-30 loans and non 310-30 loans at the respective dates:

			2016 vs 2015
	December 31, 2016	December 31, 2015	% Change
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,074,696	$892,889	20.4%
Owner occupied commercial real estate	221,544	184,619	20.0%
Agriculture	134,637	145,558	(7.5)%
Energy	90,273	146,880	(38.5)%
Total commercial	1,521,150	1,369,946	11.0%
Commercial real estate non-owner occupied	437,642	321,712	36.0%
Residential real estate	728,361	662,550	9.9%
Consumer	27,916	30,635	(8.9)%
Total loans excluded from ASC 310-30	2,715,069	2,384,843	13.8%
Loans accounted for under ASC 310-30:
Commercial	39,280	57,474	(31.7)%
Commercial real estate non-owner occupied	89,150	121,173	(26.4)%
Residential real estate	16,524	21,452	(23.0)%
Consumer	898	2,731	(67.1)%
Total loans accounted for under ASC 310-30	145,852	202,830	(28.1)%
Total loans	$2,860,921	$2,587,673	10.6%

Our loan portfolio totaled $2.9 billion at December 31, 2016, representing an increase of $273.2 million, or 10.6%, year-over-year on the strength of over $1.0 billion in loan originations between the two periods. The strong originations were the result of continued market penetration. Originated loans outstanding totaled $2.6 billion representing an increase of $387.4 million, or 17.8%, year-over-year, led by an 11.0% increase in total commercial loans. The acquired 310-30 loan portfolio declined $57.0 million, or 28.1%, from December 31, 2015 as a result of the continued successful workout efforts that have been made on exiting acquired problem loans. At December 31, 2016, $14.4 million of non 310-30 loans were held-for-sale, most of which were in the residential real estate segment.

We have successfully generated new relationships with small to medium-sized businesses and individuals, experiencing particularly strong loan growth in our commercial portfolio, which at December 31, 2016, was comprised of diverse industry segments. These segments included public administration-related loans of $327.7 million, finance and insurance related loans of $196.9 million, agriculture loans of $144.0 million, energy-related loans of $90.3 million, and manufacturing-related loans of $84.3 million, and a variety of smaller subcategories of commercial and industrial loans.

Included in our commercial loans are energy-related loans that comprised 19.2% of the Company’s risk based capital and 3.2% of total loans. The average balance per client in the energy sector was $3.8 million at December 31, 2016. Energy midstream (loans to companies that engage in consolidation, storage, and transportation of oil and gas), energy production (loans to companies engaged in exploration and production), and energy services (loans to companies that provide products and services to oil/gas companies), made up 47.9%, 36.3%, and 15.8%, respectively, of the total energy related portfolio at December 31, 2016. Unfunded commitments to energy clients totaled $96.1 million at December 31, 2016, including $63.8 million to production clients, $29.0 million to midstream clients and $3.3 million to services clients. We may not be contractually required to fund certain amounts depending on the individual circumstances of each client. Energy prices continued to be depressed through the fourth quarter of 2016, which may result in continued stress on our energy clients and the credit quality of our energy loan portfolio.

Loans in the midstream subsector totaled $43.2 million, with an average balance per client of $8.6 million. One midstream client rated special mention at December 31, 2015, was placed on non-accrual during the first quarter of 2016, and remained on non-accrual with a loan balance of $3.0 million at December 31, 2016. Loans in the production subsector totaled $32.8 million of the energy loan balances at December 31, 2016, with an average balance per client of $2.7 million. We lend only against proven reserves of our production clients and on a senior secured basis. One production client was rated substandard at December 31, 2015, was placed on non-accrual during the first quarter of 2016 and remained on non-accrual with a loan balance of $6.5 million at December 31, 2016. Loans in the services subsector totaled $14.3 million with an average balance per client of $2.0 million. We identified two loans within the energy services sector that were placed on non-accrual in the third quarter of 2015. Both loans were resolved and charged-off during 2016. One energy services client with a loan balance of $3.2 million as of December 31, 2016, was placed on non-accrual during the third quarter of 2016 and remained on non-accrual at December 31, 2016.

At December 31, 2016, our non owner-occupied commercial real estate totaled $526.8 million and were 112.0% of the Company’s risk based capital, or 18.4%, of total loans, and no specific property type comprised more than 4.5% of total loans. Multi-family loans totaled $25.0 million, or less than 1.0% of total loans as of December 31, 2016. Agriculture loans totaled $134.6 million and were 28.6% of the Company’s risk based capital and 4.7% of total loans.

The table below shows the geographic breakout of our loan portfolio at December 31, 2016 and 2015, based on the domicile of the borrower or, in the case of collateral-dependent loans, the geographical location of the collateral:

	December 31, 2016		December 31, 2015
		Percent of		Percent of
	Loan balance	loan portfolio	Loan balance	loan portfolio
Colorado	$1,188,155	41.5%	$1,120,806	43.3%
Missouri	595,964	20.8%	651,386	25.2%
Texas	296,539	10.4%	274,012	10.6%
Kansas	245,059	8.6%	198,374	7.7%
California	90,643	3.2%	53,313	2.1%
Other	444,561	15.5%	289,782	11.1%
Total	$2,860,921	100.0%	$2,587,673	100.0%

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates.  Loan originations totaled a record $1.0 billion over the past twelve months, resulting in originated loan outstanding growth of 17.8% over December 31, 2015. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net income. The following table represents new loan originations during 2016 and 2015:

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2016	2016	2016	2016	2016
Commercial:
Commercial and industrial	$109,670	$92,433	$142,179	$59,361	$403,643
Owner occupied commercial real estate	18,606	19,091	17,883	10,399	65,979
Agriculture	18,480	9,589	18,072	10,375	56,516
Energy	4,433	(1,251)	(17,328)	(13,984)	(28,130)
Total Commercial	151,189	119,862	160,806	66,151	498,008
Commercial real estate non-owner occupied	30,227	54,456	89,109	44,876	218,668
Residential real estate	89,968	102,703	63,815	49,722	306,208
Consumer	3,566	4,995	3,158	2,671	14,390
Total	$274,950	$282,016	$316,888	$163,420	$1,037,274

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2015	2015	2015	2015	2015
Commercial:
Commercial and industrial	$122,664	$134,189	$135,654	$123,829	$516,336
Owner occupied commercial real estate	13,395	12,095	17,566	12,778	55,834
Agriculture	24,194	11,295	19,019	3,605	58,113
Energy	1,075	17,245	11,667	5,291	35,278
Total Commercial	161,328	174,824	183,906	145,503	665,561
Commercial real estate non-owner occupied	23,260	36,480	38,113	21,898	119,751
Residential real estate	50,387	36,808	44,699	33,042	164,936
Consumer	3,086	5,616	4,669	3,247	16,618
Total	$238,061	$253,728	$271,387	$203,690	$966,866

The tables below show the contractual maturities of our loans for the dates indicated:

	December 31, 2016
	Due within	Due after 1 but	Due after
	1 Year	within 5 Years	5 Years	Total
Commercial:
Commercial and industrial	$68,485	$455,444	$559,421	$1,083,350
Owner occupied commercial real estate	18,887	92,739	131,434	243,060
Agriculture	22,146	92,269	29,332	143,747
Energy	18,840	71,433	—	90,273
Total Commercial	128,358	711,885	720,187	1,560,430
Commercial real estate non-owner occupied	126,784	279,135	120,873	526,792
Residential real estate	9,554	35,506	699,825	744,885
Consumer	5,529	18,164	5,121	28,814
Total loans	$270,225	$1,044,690	$1,546,006	$2,860,921

	December 31, 2015
	Due within	Due after 1 but	Due after
	1 Year	within 5 Years	5 Years	Total
Commercial:
Commercial and industrial	$68,678	$452,896	$384,323	$905,896
Owner occupied commercial real estate	17,772	77,673	116,889	212,334
Agriculture	40,982	80,268	41,060	162,310
Energy	17,914	126,919	2,046	146,879
Total Commercial	145,346	737,756	544,318	1,427,419
Commercial real estate non-owner occupied	95,100	269,582	78,204	442,886
Residential real estate	10,681	33,438	639,883	684,002
Consumer	9,469	17,820	6,077	33,366
Total loans	$260,596	$1,058,596	$1,268,482	$2,587,673

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated:

	December 31, 2016
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$544,464	3.25%	$464,713	3.80%	$1,009,177	3.50%
Owner occupied commercial real estate	114,513	4.13%	92,535	4.32%	207,048	4.41%
Agriculture	41,373	4.62%	72,140	3.68%	113,513	4.02%
Energy	7,174	0.93%	64,259	3.60%	71,433	3.05%
Total Commercial	707,524	3.46%	693,647	3.84%	1,401,171	3.65%
Commercial real estate non-owner occupied	136,965	4.51%	221,527	3.65%	358,492	3.98%
Residential real estate	402,616	3.37%	316,784	3.73%	719,400	3.53%
Consumer	19,127	4.49%	3,395	4.06%	22,522	4.42%
Total loans with > 1 year maturity	$1,266,232	3.56%	$1,235,353	3.78%	$2,501,585	3.67%

	December 31, 2015
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$449,444	3.33%	$379,904	3.78%	$829,348	3.54%
Owner occupied commercial real estate	85,036	4.43%	88,090	4.04%	173,126	4.23%
Agriculture	49,261	4.69%	56,076	3.73%	105,337	4.18%
Energy	3,735	3.93%	125,230	2.99%	128,965	3.02%
Total Commercial	587,476	3.61%	649,300	3.66%	1,236,776	3.63%
Commercial real estate non-owner occupied	137,124	4.56%	162,781	3.43%	299,905	3.95%
Residential real estate	359,657	3.50%	294,051	3.73%	653,708	3.61%
Consumer	17,822	4.68%	3,652	4.10%	21,474	4.58%
Total loans with > 1 year maturity	$1,102,079	3.71%	$1,109,784	3.65%	$2,211,863	3.68%

(1)

Included in commercial fixed rate loans are loans totaling $313,000 and $273,346 as of December 31, 2016 and 2015, respectively, that have been swapped to variable rates at current market pricing. Included in the commercial segment are tax exempt loans totaling $384,641 and $347,637 with a weighted average rate of 3.01% and 3.18% at December 31, 2016 and 2015, respectively.

Accretable Yield

At December 31, 2016 and 2015, the accretable yield balance was $60.5 million and $84.2 million, respectively. We re-measured the expected cash flows quarterly for all 27 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. This re-measurement resulted in a net $9.5 million and $18.0 million reclassification from non-accretable difference to accretable yield during 2016 and 2015, respectively.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	December 31, 2016	December 31, 2015
Remaining accretable yield on loans accounted for under ASC 310-30	$60,476	$84,194
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	3,236	5,008
Total remaining accretable yield and fair value mark	$63,712	$89,202

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

Additionally, we have implemented procedures to timely identify loans that may become problematic in order to ensure the most beneficial resolution to the Company. Asset quality is monitored by our credit risk management department and evaluated based on quantitative and subjective factors such as the timeliness of contractual payments received. Additional factors that are considered, particularly with commercial loans over $500,000, include the financial condition and liquidity of individual borrowers and guarantors, if any, and the value of collateral. To facilitate the oversight of asset quality, loans are categorized based on the number of days past due and on an internal risk rating system, and both are discussed in more detail below.

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

Non-performing Assets

Non-performing assets consist of non-accrual loans, troubled debt restructurings on non-accrual, OREO and other repossessed assets.  Non-accrual loans and troubled debt restructurings on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. During the third quarter of 2014, we revised our definition of non-performing assets and non-performing loans to exclude accruing loans 90 days past due and accruing troubled debt restructurings to more accurately align the financial metrics related to non-performing assets and non-performing loans with our financial results. Prior period information has been modified for this revision. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during 2016, 2015 and 2014, was $2.6 million, $1.4 million and $1.2 million, respectively.

Our acquired non-performing assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.

All loans accounted for under ASC 310-30 were classified as performing assets at December 31, 2016, as the carrying values of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented:

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Non-accrual loans:
Commercial:
Commercial and industrial	$1,160	$942	$221	$15,572	$1,547
Owner occupied commercial real estate	2,054	954	385	467	3,135
Agriculture	297	1,904	130	153	230
Energy	6,517	—	—	—	—
Total Commercial	10,028	3,800	736	16,192	4,912
Commercial real estate non-owner occupied	66	407	222	1,131	1,400
Residential real estate	3,875	3,617	2,845	3,437	3,936
Consumer	40	30	37	10	—
Total non-accrual loans	14,009	7,854	3,840	20,770	10,248
Restructured loans on non-accrual:
Commercial:
Commercial and industrial	7,527	3,888	3,994	535	2,951
Owner occupied commercial real estate	2	319	458	225	231
Agriculture	1,608	81	365	—	20
Energy	6,128	12,009	—	—	—
Total Commercial	15,265	16,297	4,817	760	3,202
Commercial real estate non-owner occupied	—	815	—	169	6,908
Residential real estate	1,301	679	1,966	2,408	2,471
Consumer	142	2	190	237	290
Total restructured loans on non-accrual	16,708	17,793	6,973	3,574	12,871
Total non-performing loans	30,717	25,647	10,813	24,344	23,119
OREO	15,662	20,814	29,120	70,125	94,808
Other repossessed assets	—	894	849	1,086	1,331
Total non-performing assets	$46,379	$47,355	$40,782	$95,555	$119,258
Loans 90 days or more past due and still accruing interest	$—	$166	$263	$129	$25
Accruing restructured loans	$5,766	$8,403	$19,275	$11,605	$17,720
ALL	$29,174	$27,119	$17,613	$12,521	$15,380
Total non-performing loans to total loans	1.07%	0.99%	0.50%	1.31%	1.26%
Loans 90 days or more past due and still accruing interest to total loans	0.00%	0.01%	0.01%	0.01%	0.00%
Total non-performing assets to total loans and OREO	1.61%	1.81%	1.86%	4.97%	6.19%
ALL to non-performing loans	94.98%	105.74%	162.89%	51.43%	66.53%

Total non-performing loans increased $5.1 million during 2016, largely driven by activity within the commercial and industrial and energy sectors. Non-performing loans within the commercial and industrial sector increased $3.9 million from December 31, 2015 largely due to two loan relationships totaling $6.6 million at December 31, 2016, partially offset by charge-offs throughout the year. Non-performing energy loans increased $0.6 million during 2016 driven by three loan relationships totaling $12.6 million at December 31, 2016 that were placed on non-accrual during 2016, partially offset by two loan relationships that were resolved and charged-off during 2016. During 2016, accruing TDRs decreased $2.7 million, driven by decreases of $2.6 million within the commercial sector.

The OREO balance of $15.7 million at December 31, 2016, excludes $1.6 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO. During 2016, $6.9 million of OREO was foreclosed on or otherwise repossessed and $16.1 million of OREO was sold resulting in a net gain of $4.4 million. OREO write-downs of $0.3 million were recorded during 2016.

Total non-performing loans increased $14.8 million from December 31, 2014 to December 31, 2015. The primary driver was two energy services clients in the commercial segment totaling $12.0 million that were restructured and put on non-accrual status during the year. During 2015, accruing TDRs decreased $10.9 million. The decrease was the result of payoffs of prior restructured loans, partially offset by a $6.3 million restructure of a relationship in the commercial segment.

The OREO balance of $20.8 million at December 31, 2015, excludes $5.5 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO. During 2015, $4.6 million of OREO was foreclosed on or otherwise repossessed and $15.6 million of OREO was sold resulting in a net gain of $2.8 million. OREO write-downs of $1.6 million were recorded during 2015.

The following table represents the carrying value of our accruing and non-accrual loans compared to the unpaid principal balance ("UPB") as of December 31, 2016:

	Accruing			Non-accrual			Total
	Unpaid		Carrying	Unpaid		Carrying	Unpaid		Carrying
	principal	Carrying	value/	principal	Carrying	value/	principal	Carrying	value/
	balance	value	UPB	balance	value	UPB	balance	value	UPB
Non ASC 310-30 loans
Commercial:
Commercial and industrial	$1,067,439	$1,066,009	99.9%	$9,789	$8,688	88.8%	$1,077,228	$1,074,697	99.8%
Owner occupied commercial real estate	220,233	219,488	99.7%	2,363	2,056	87.0%	222,596	221,544	99.5%
Agriculture	132,951	132,731	99.8%	1,961	1,905	97.1%	134,912	134,636	99.8%
Energy	78,095	77,628	99.4%	28,357	12,645	44.6%	106,452	90,273	84.8%
Total Commercial	1,498,718	1,495,856	99.8%	42,470	25,294	59.6%	1,541,188	1,521,150	98.7%
Commercial real estate non-owner occupied	439,639	437,576	99.5%	72	66	91.7%	439,711	437,642	99.5%
Residential real estate	724,608	723,185	99.8%	6,103	5,176	84.8%	730,711	728,361	99.7%
Consumer	27,738	27,735	99.9%	185	181	97.8%	27,923	27,916	99.9%
Total non ASC 310-30 loans	2,690,703	2,684,352	99.8%	48,830	30,717	62.9%	2,739,533	2,715,069	99.1%
ASC 310-30 loans
Commercial	56,433	39,280	69.6%	—	—	0.0%	56,433	39,280	69.6%
Commercial real estate non-owner occupied	107,926	89,150	82.6%	—	—	0.0%	107,926	89,150	82.6%
Residential real estate	24,000	16,524	68.9%	—	—	0.0%	24,000	16,524	68.9%
Consumer	4,973	898	18.1%	—	—	0.0%	4,973	898	18.1%
Total loans accounted for under ASC 310-30	193,332	145,852	75.4%	—	—	0.0%	193,332	145,852	75.4%
Total loans	$2,884,035	$2,830,204	98.1%	$48,830	$30,717	62.9%	$2,932,865	$2,860,921	97.5%

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. The table below shows the past due status of loans not accounted for under ASC 310-30, based on contractual terms of the loans as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Loans 30-89 days past due and still accruing interest	$2,296	$6,716
Loans 90 days past due and still accruing interest	—	165
Non-accrual loans	30,717	25,647
Total past due and non-accrual loans	$33,013	$32,528
Total 90 days past due and still accruing interest and non-accrual loans to total loans	1.13%	1.08%
Total non-accrual loans to total loans	1.13%	1.08%
% of total past due and non-accrual loans that carry fair value marks	10.75%	22.01%

Loans 30-89 days past due and still accruing interest decreased by $4.4 million from December 31, 2015 to December 31, 2016 and loans 90 days or more past due and still accruing interest decreased $0.2 million at December 31, 2016 compared to December 31, 2015, for a collective decrease in total past due loans of $4.6 million. Non-accrual loans increased $5.1 million at December 31, 2016 compared to December 31, 2015, further described within the Non-Performing Assets discussion of Management’s Discussion and Analysis. There were no ASC 310-30 loan pools past due or on non-accrual at December 31, 2016.

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

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During 2016 and 2015, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

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

 Impaired loans less than $250,000 are included in the general allowance population. Impaired loans over $250,000 are subject to individual evaluation on a regular basis to determine the need, if any, to allocate a specific reserve to the impaired loan. Typically, these loans consist of commercial, commercial real estate and agriculture loans and exclude homogeneous loans such as residential real estate and consumer loans. Specific allowances are determined by collectively analyzing:

•	The borrower’s resources, ability, and willingness to repay in accordance with the terms of the loan agreement;
•	the likelihood of receiving financial support from any guarantors;
•	the adequacy and present value of future cash flows, less disposal costs, of any collateral; and
•	the impact current economic conditions may have on the borrower's financial condition and liquidity or the value of the collateral.

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

Non 310-30 ALL

During 2016, we recorded $24.5 million of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth and specific reserves on non-performing loans, particularly in the energy sector portfolio totaling $18.9 million. Net charge-offs for non ASC 310-30 loans during 2016 totaled $21.5 million and were driven by $19.1 million of energy sector loan charge-offs. Specific reserves on impaired loans totaled $2.4 million at December 31, 2016.

During 2015, we recorded $12.1 million of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth and specific reserves on certain non-performing loans. Net charge-offs for non ASC 310-30 loans during 2015 totaled $2.9 million and were primarily from the commercial and consumer loan segments. Specific reserves on impaired loans totaled $4.3 million at December 31, 2015.

310-30 ALL

During 2016, loans accounted for under ASC 310-30 had $805 thousand of recoupment. The recoupment was driven by a previously impaired agriculture pool.

During 2015, seven loan pools accounted for under ASC 310-30 had combined impairments of $336 thousand as a result of decreases in expected cash flows.

Total ALL

After considering the above mentioned factors, we believe that the ALL of $29.2 million and $27.1 million is adequate to cover probable losses inherent in the loan portfolio at December 31, 2016 and 2015, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the periods listed.

	As of and for the years ended
	December 31, 2016			December 31, 2015			December 31, 2014
	ASC	Non		ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30		310-30	310-30
	loans	loans	Total	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$1,077	$26,042	$27,119	$721	$16,892	$17,613	$1,280	$11,241	$12,521
Charge-offs:
Commercial	—	(20,684)	(20,684)	—	(1,911)	(1,911)	(3)	(507)	(510)
Commercial real estate non-owner occupied	(41)	(280)	(321)	—	(222)	(222)	—	—	—
Residential real estate	—	(408)	(408)	—	(208)	(208)	—	(739)	(739)
Consumer	(6)	(771)	(777)	(10)	(1,196)	(1,206)	(36)	(783)	(819)
Total charge-offs	(47)	(22,143)	(22,190)	(10)	(3,537)	(3,547)	(39)	(2,029)	(2,068)
Recoveries	—	594	594	—	609	609	—	951	951
Net charge-offs	(47)	(21,549)	(21,596)	(10)	(2,928)	(2,938)	(39)	(1,078)	(1,117)
(Recoupment) provision for loan loss	(805)	24,456	23,651	366	12,078	12,444	(520)	6,729	6,209
Ending allowance for loan losses	$225	$28,949	$29,174	$1,077	$26,042	$27,119	$721	$16,892	$17,613
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.03%	0.85%	0.80%	0.01%	0.36%	0.12%	0.01%	0.06%	0.05%
Ratio of ALL to total loans outstanding at period end, respectively	0.15%	1.07%	1.02%	0.53%	1.09%	1.05%	0.26%	0.90%	0.81%
Ratio of ALL to total non-performing loans at period end, respectively	0.00%	94.24%	94.98%	0.00%	101.54%	105.74%	0.00%	156.22%	162.89%
Total loans	$145,852	$2,715,069	$2,860,921	$202,830	$2,384,843	$2,587,673	$279,645	$1,882,764	$2,162,409
Average total loans outstanding during the period	$170,330	$2,530,464	$2,700,794	$209,268	$2,323,527	$2,532,795	$361,806	$1,688,197	$2,050,003
Non-performing loans	$—	$30,717	$30,717	$—	$25,647	$25,647	$—	$10,813	$10,813

	As of and for the years ended
	December 31, 2013			December 31, 2012
	ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$4,652	$10,728	$15,380	$2,188	$9,339	$11,527
Charge-offs:
Commercial	(717)	(1,654)	(2,371)	(360)	(3,149)	(3,509)
Commercial real estate non-owner occupied	(2,801)	(943)	(3,744)	(15,578)	(2,605)	(18,183)
Residential real estate	(623)	(882)	(1,505)	(872)	(1,132)	(2,004)
Consumer	—	(1,001)	(1,001)	(19)	(1,502)	(1,521)
Total charge-offs	(4,141)	(4,480)	(8,621)	(16,829)	(8,387)	(25,216)
Recoveries	—	1,466	1,466	275	799	1,074
Net charge-offs	(4,141)	(3,014)	(7,155)	(16,554)	(7,588)	(24,142)
Provision for loan loss	769	3,527	4,296	19,018	8,977	27,995
Ending allowance for loan losses	$1,280	$11,241	$12,521	$4,652	$10,728	$15,380
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.67%	0.27%	0.41%	1.56%	0.79%	1.20%
Ratio of ALL to total loans outstanding at period end, respectively	0.28%	0.80%	0.68%	0.57%	1.06%	0.84%
Ratio of ALL to total non-performing loans at period end, respectively	8.63%	118.11%	51.43%	0.00%	46.40%	66.53%
Total loans	$450,880	$1,403,214	$1,854,094	$822,021	$1,010,681	$1,832,702
Average total loans outstanding during the period	$620,709	$1,128,545	$1,749,254	$1,058,092	$962,147	$2,020,239
Non-performing loans	$14,827	$9,517	$24,344	$—	$23,119	$23,119

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	December 31, 2016
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,560,430	54.6%	$18,821	64.6%
Commercial real estate non-owner occupied	526,792	18.4%	5,642	19.3%
Residential real estate	744,885	26.0%	4,387	15.0%
Consumer	28,814	1.0%	324	1.1%
Total	$2,860,921	100.0%	$29,174	100.0%

	December 31, 2015
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,427,420	55.2%	$17,261	63.6%
Commercial real estate non-owner occupied	442,885	17.1%	4,166	15.4%
Residential real estate	684,002	26.4%	5,281	19.5%
Consumer	33,366	1.3%	411	1.5%
Total	$2,587,673	100.0%	$27,119	100.0%

	December 31, 2014
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,092,885	50.6%	$10,384	59.0%
Commercial real estate non-owner occupied	401,636	18.6%	3,042	17.3%
Residential real estate	632,700	29.2%	3,771	21.4%
Consumer	35,188	1.6%	416	2.4%
Total	$2,162,409	100.0%	$17,613	100.0%

	December 31, 2013
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$794,023	42.9%	$6,005	48.0%
Commercial real estate non-owner occupied	423,644	22.8%	1,766	14.1%
Residential real estate	599,924	32.3%	4,259	34.0%
Consumer	36,503	2.0%	491	3.9%
Total	$1,854,094	100.0%	$12,521	100.0%

	December 31, 2012
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$618,371	33.7%	$3,975	25.8%
Commercial real estate non-owner occupied	630,623	34.4%	6,811	44.3%
Residential real estate	533,377	29.1%	4,011	26.1%
Consumer	50,331	2.7%	583	3.8%
Total	$1,832,702	100.0%	$15,380	100.0%

The ALL allocated to commercial loans increased $1.6 million to 64.6% of total ALL at December 31, 2016, from 63.6% at December 31, 2015, primarily due to loan growth. Within the commercial ALL, the non 310-30 energy sector ALL was $3.6 million at December 31, 2016, representing a decrease of $0.2 million compared to December 31, 2015. The decrease was driven by net charge-offs of $19.1 million in the energy sector mostly offset by an energy sector provision for loan losses of $18.9 million recognized in 2016. The ALL allocated to commercial real estate non-owner occupied increased to 19.3% of the total ALL primarily due to net loan growth. The residential real estate ALL decreased $0.9 million during 2016 due to improved credit trends within the portfolio and improvements within the real estate market.

Other Assets

Significant components of other assets were as follows as of the periods indicated:

			Increase (decrease)
	December 31, 2016	December 31, 2015	Amount	% Change
Bank-owned life insurance	$62,516	$50,311	$12,205	24.3%
Deferred tax asset	52,810	52,633	177	0.3%
Accrued income taxes receivable	5,252	9,427	(4,175)	(44.3)%
Minority interest in participated other real estate owned	1,578	5,450	(3,872)	(71.0)%
Accrued interest on loans	10,020	8,827	1,193	13.5%
Accrued interest on interest bearing bank deposits and investment securities	2,542	3,363	(821)	(24.4)%
Derivative asset	11,715	2,347	9,368	399.1%
Other miscellaneous assets	8,345	8,358	(13)	(0.2)%
Total other assets	$154,778	$140,716	$14,062	10.0%

Other assets totaled $154.8 million and $140.7 million at December 31, 2016 and 2015, respectively, representing an increase of $14.1 million, or 10.0%, year-over-year. The increase was largely driven by $10.3 million of bank-owned life insurance purchased during the second quarter of 2016 and a $9.4 million increase in derivative assets, further discussed in note 20 of our consolidated financial statements. These increases were mostly offset by a $4.2 million decrease in accrued income taxes receivable, further discussed in note 19 of our consolidated financial statements, and a $3.9 million decrease in minority interest in participated other real estate owned, due to a property sale during the first quarter of 2016.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated:

			Increase (decrease)
	December 31, 2016	December 31, 2015	Amount	% Change
Accrued expenses	$13,040	$15,493	$(2,453)	(15.8)%
Pending loan purchase settlement	5,063	9,936	(4,873)	(49.0)%
Accrued interest payable	4,973	4,319	654	15.1%
Derivative liability	3,466	8,315	(4,849)	(58.3)%
Other miscellaneous liabilities	10,990	11,101	(111)	(1.0)%
Total other liabilities	$37,532	$49,164	$(11,632)	(23.7)%

Other liabilities totaled $37.5 million and $49.2 million at December 31, 2016 and 2015, respectively, representing a decrease of $11.6 million, or 23.7%, year-over-year. The decrease was largely driven by reduced derivative liabilities, further discussed in note 20 of our consolidated financial statements, a decrease in pending loan purchase settlement due to timing of loan settlements, and a decrease in accrued expenses. The decrease in accrued expenses was driven by a combined $2.4 million in severance accruals and banking center consolidation accruals at December 31, 2015.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at December 31, 2016 and 2015:

					Increase (decrease)
	December 31, 2016		December 31, 2015		Amount	% Change
Non-interest bearing demand deposits	$846,744	21.9%	$815,054	21.2%	$31,690	3.9%
Interest bearing demand deposits	427,538	11.1%	436,745	11.4%	(9,207)	(2.1)%
Savings accounts	376,046	9.7%	357,505	9.3%	18,541	5.2%
Money market accounts	1,046,275	27.0%	1,037,490	27.0%	8,785	0.8%
Total transaction deposits	2,696,603	69.7%	2,646,794	68.9%	49,809	1.9%
Time deposits < $100,000	704,673	18.2%	762,038	19.8%	(57,365)	(7.5)%
Time deposits > $100,000	467,373	12.1%	431,845	11.3%	35,528	8.2%
Total time deposits	1,172,046	30.3%	1,193,883	31.1%	(21,837)	(1.8)%
Total deposits	$3,868,649	100.0%	3,840,677	100.0%	$27,972	0.7%

At December 31, 2016, deposits totaling $103.0 million were held-for-sale, including $51.6 million of time deposits.

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2016:

December 31, 2016
Three months or less	$73,050
Over 3 months through 6 months	79,051
Over 6 months through 12 months	152,391
Thereafter	162,881
Total time deposits > $100,000	$467,373

During 2016, our total deposits increased $28.0 million, or 0.7%. Non-interest bearing demand deposits increased $31.7 million, or 3.9%, from December 31, 2015, while time deposits decreased $21.8 million, or 1.8%, from December 31, 2015. As a result, the mix of transaction deposits to total deposits improved to 69.7% at December 31, 2016, from 68.9% at December 31, 2015 as we continued to focus our deposit base on clients who were interested in market-rate time deposits and in developing a long-term banking relationship. At December 31, 2016 and 2015, we had $788.8 million and $807.2 million, respectively, of time deposits that were scheduled to mature within 12 months. Of the $788.8 million in time deposits scheduled to mature within 12 months at December 31, 2016, $304.5 million were in denominations of $100,000 or more, and $484.3 million were in denominations less than $100,000. Note 11 to the consolidated financial statements provides a maturity schedule and weighted average rates of time deposits outstanding at December 31, 2016 and 2015.

Regulatory Capital

Our subsidiary bank and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At December 31, 2016 and 2015, our subsidiary bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 13 of our consolidated financial statements.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges, bank card income, swap fee income, and gain on sale of mortgages, net. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, telecommunications data processing expense and intangible asset amortization. Any expenses related to the resolution of problem assets are also included in non-interest expense.

Overview of Results of Operations

Year ended 2016

We recorded net income of $23.1 million, or $0.79 per diluted share, during 2016, compared to net income of $4.9 million, or $0.14 per diluted share, during 2015. Fully taxable equivalent net interest income totaled $149.7 million representing a decrease of $9.9 million from 2015. Lower levels of higher-yielding 310-30 loans and investment portfolio paydowns decreased interest income $22.9 million and were partially offset by a $13.5 million increase in non 310-30 interest income from new loan originations during 2016. The continued resolution of the higher-yielding acquired loan portfolio and lower rates on the originated portfolio led to a 0.11% narrowing of the fully taxable equivalent net interest margin to 3.49% from 3.60% in the prior year. Average earning assets totaled $4.3 billion and decreased $0.2 billion from prior year as decreases in the higher-yielding 310-30 loan portfolio, investment portfolio paydowns and lower cash balances were mostly offset by increases in the originated loan portfolio.

Provision for loan loss expense was $23.7 million during 2016, compared to $12.4 million during 2015, an increase of $11.3 million driven by 2016 energy sector provision of $18.9 million. Lower net charge-offs and lower provision attributable to net loan growth partially offset the increase in the energy sector provision in the year-over-year comparison. The non 310-30 allowance for loan losses ended the year at 1.07% of total non 310-30 loans compared to 1.09% at prior year end. Net charge-offs on non 310-30 loans totaled 0.85% for the full year. Excluding energy sector net charge-offs, the 2016 net charge-offs on non 310-30 loans totaled 0.10%, compared to 0.12% in 2015.

Non-interest income totaled $40.0 million during 2016, compared to $21.4 million during 2015, increasing $18.6 million. Excluding the net $14.5 million of negative FDIC-related income and bargain purchase gain in the prior year, non-interest income increased $4.1 million, or 11.3%. The increase was driven by growth in bank card fees of $0.5 million on the strength of higher interchange activity, while gain on sale of mortgages, net increased $0.9 million on a higher level of originations. These increases were partially offset by $0.9 million lower service charges due to lower instances of overdrafts and lower OREO-related income of $0.1 million. Other non-interest income increased $3.4 million primarily from a $1.8 million gain on sale of a building, net swap related income increase of $0.7 million and a $0.6 million increase in gain on recoveries of acquired loans.

Non-interest expense totaled $136.0 million during 2016, representing a decrease of $22.0 million, or 13.9%, from the prior year. The decrease was partially due to lower salaries and benefits of $3.3 million, lower occupancy and equipment of $1.6 million, lower marketing expenses of $1.8 million and lower professional fees of $1.0 million. Telecommunications and data processing expense decreased $5.5 million from the prior year benefiting from the core system conversion. Problem asset workout expenses and gain on sale of OREO improved a combined $4.9 million. Additionally, the prior period included banking center consolidation related expenses of $1.4 million, and warrant liability expense of $0.1 million.

Years ended 2015 and 2014

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

Provision for loan loss expense was $12.4 million during 2015, compared to $6.2 million during 2014, representing an increase of $6.2 million. The increase in provision was primarily due to an increase in specific reserves of $5.6 million. The non 310-30 allowance was 1.09% of total non 310-30 loans compared to 0.90% in the prior year, increasing primarily due to the higher specific reserves and an increase in the general allowance as the originated portfolio becomes a larger component of non 310-30 loans. Net charge-offs on non 310-30 loans remained low at only 0.12% during 2015 compared to 0.06% during 2014.

Non-interest income was $21.4 million in 2015 compared to a negative $1.7 million in the prior year, representing an increase of $23.1 million. The increase was largely due to $21.1 million higher FDIC related income driven by $7.0 million less indemnification amortization, a $9.2 million increase in other FDIC loss-share income, and a $4.9 million gain on the termination of the FDIC loss-share agreements. Banking related non-interest income totaled $33.0 million during 2015, increasing $2.6 million, or 8.6%, as a result of increases in bank card fees, gain on sale of mortgages, mark-to-market adjustments related to fair value interest rate swaps on fixed-rate term loans, and bank-owned life insurance income, and were partially offset by a decrease in overdraft fees.

Total non-interest expense was $158.0 million in 2015, increasing $8.0 million from prior year. The increase was driven by lower year-over-year OREO gains of $7.0 million, one-time core system conversion-related expenses of $3.0 million, efficiency initiative expenses related to severance accruals and banking center consolidation expense accruals of $2.4 million, change in warrant liability fair value adjustments of $3.1 million primarily due to the change in our stock price, and $2.1 million related to the addition of Pine River. These increases were partially offset by other decreases driven by lower compensation costs, banking center consolidations and successful vendor contract negotiations and a $4.1 million contract termination expense in 2014. One-time non-interest expenses totaled $6.2 million during 2015.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the years ended December 31, 2016, 2015 and 2014:

	For the year ended			For the year ended			For the year ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	Balance	Interest	Rate
Interest earning assets:
ASC 310-30 loans	$170,330	$33,256	19.52%	$237,453	$47,255	19.90%	$361,806	$60,841	16.82%
Non 310-30 loans FTE(1)(2)(3)(4)(5)	2,545,643	100,142	3.93%	2,109,152	86,693	4.11%	1,691,253	74,565	4.41%
Investment securities available-for-sale	1,035,679	18,991	1.83%	1,327,245	26,398	1.99%	1,655,730	31,887	1.93%
Investment securities held-to-maturity	382,366	10,674	2.79%	476,924	11,747	2.46%	588,909	16,764	2.85%
Other securities	14,975	748	4.99%	25,865	1,210	4.68%	25,855	1,206	4.66%
Interest earning deposits and securities purchased under agreements to resell	141,178	718	0.51%	262,500	799	0.30%	123,350	329	0.27%
Total interest earning assets FTE(4)	$4,290,171	$164,529	3.84%	$4,439,139	$174,102	3.92%	$4,446,903	$185,592	4.17%
Cash and due from banks	63,513			59,526			57,763
Other assets	332,122			353,344			378,723
Allowance for loan losses	(33,853)			(20,939)			(15,460)
Total assets	$4,651,953			$4,831,070			$4,867,929
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,865,225	$4,985	0.27%	$1,758,965	$4,524	0.26%	$1,701,344	$4,323	0.25%
Time deposits	1,177,523	8,978	0.76%	1,281,171	9,085	0.71%	1,421,726	9,797	0.69%
Securities sold under agreements to repurchase	109,246	152	0.14%	197,728	187	0.09%	99,057	129	0.13%
Federal Home Loan Bank advances	45,773	693	1.51%	40,000	666	1.67%	9,975	164	1.64%
Total interest bearing liabilities	$3,197,767	$14,808	0.46%	$3,277,864	$14,462	0.44%	$3,232,102	$14,413	0.45%
Demand deposits	818,901			782,431			700,809
Other liabilities	51,587			69,299			74,327
Total liabilities	4,068,255			4,129,594			4,007,238
Shareholders' equity	583,698			701,476			860,691
Total liabilities and shareholders' equity	$4,651,953			$4,831,070			$4,867,929
Net interest income		$149,721			$159,640			$171,179
Interest rate spread FTE(4)			3.38%			3.48%			3.72%
Net interest earning assets	$1,092,404			$1,161,275			$1,214,801
Net interest margin FTE(4)			3.49%			3.60%			3.85%
Ratio of average interest earning assets to average interest bearing liabilities	134.16%			135.43%			137.59%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $2,368,968, $1,893,792 and $1,421,332, interest income of $85,792, $70,569 and $58,373 and tax equivalent yields of 3.79%, 3.87% and 4.17% for the years ended 2016, 2015 and 2014, respectively.

(3)

Non 310-30 loans include loans held-for-sale. Average balances during 2016, 2015 and 2014 were $15,179, $7,097 and $3,056, and interest income was $830, $589 and $267 for the same periods, respectively. Non-accrual and restructured loan balances are included in the average loan balances; however, the forgone interest on non-accrual and restructured loans is not included in the dollar amounts of interest earned.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $4,081, $2,695 and $930 for the years ended 2016, 2015 and 2014, respectively.

(5)	Loan fees included in interest income totaled $4,734, $4,253 and $4,172 during 2016, 2015 and 2014, respectively.

Net interest income totaled $145.6 million, $156.9 million, and $170.2 million for the years ended 2016, 2015 and 2014, respectively. On a fully taxable equivalent basis, net interest income totaled $149.7 million, $159.6 million and $171.2 million for the years ended 2016, 2015 and 2014, respectively. Lower levels of higher-yielding 310-30 loans and investment portfolio paydowns decreased interest income $22.9 million and were partially offset by a $13.5 million increase in non 310-30 interest income from new loan originations in 2016 compared to 2015. Average earning assets totaled $4.3 billion during 2016 representing a decrease of $0.2 billion from 2015 as decreases in the higher-yielding 310-30 loan portfolio, investment portfolio paydowns and lower cash balances were partially offset by increases in the originated loan portfolio.  The continued resolution of the higher-yielding acquired loan portfolio and lower rates on the originated portfolio led to an 0.11% narrowing of the fully taxable equivalent net interest margin to 3.49% in 2016 from 3.60% in 2015.

Net interest income decreased $13.3 million in 2015 compared to 2014 primarily due to lower levels of higher-yielding 310-30 loans. Average earning assets remained consistent from 2014 to 2015 as increases in the originated loan portfolio offset a reduction in the investment portfolio and 310-30 loans. The continued resolution of the higher-yielding acquired loan portfolio and higher levels of lower-yielding short-term investments led to a 0.25% narrowing of the fully taxable equivalent net interest margin to 3.60% in 2015 from 3.85% in 2014.

Average loans comprised $2.7 billion, or 63.3%, of total average interest earning assets during 2016, compared to $2.3 billion, or 52.9%, during 2015 and $2.1 billion, or 46.2% during 2014. The continued resolution of the ASC 310-30 loan portfolio was more than offset by loan growth in the non 310-30 portfolio during 2016 and 2015. The yield on the ASC 310-30 loan portfolio was 19.52% during 2016, compared to 19.90% during 2015 and 16.82% during 2014. The decrease in yield during 2016 was driven by the continued resolution of the ASC 310-30 loans. The increase in yield from 2014 to 2015 was attributable to the effects of the favorable life-to-date and 2015 transfers of non-accretable difference to accretable yield that are being accreted to interest income over the remaining life of these loan pools.

Average investment securities comprised 33.1% of total interest earning assets during 2016, compared to 40.6% during 2015 and 50.5% during 2014. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations. Short-term investments, comprised of the interest earning deposits and securities purchased under agreements to resell, decreased to 3.3% of interest earning assets during 2016, compared to 5.8% during 2015 and 2.8% during 2014, primarily due to increased cash from client repurchase agreements on deposit during 2015.

Average balances of interest bearing liabilities totaled $3.2 billion during 2016 representing a decrease of $80.1 million from $3.3 billion during 2015, largely driven by a $103.6 million decrease in time deposits and an $88.5 million decrease in securities sold under agreement to repurchase, offset by a $106.3 million increase in interest bearing demand, savings and money market deposits. During 2016, total interest expense related to interest bearing liabilities was $14.8 million, compared to $14.5 million during 2015 and $14.4 million during 2014. Average transaction deposits (defined as total deposits less time deposits) and client repurchase agreements as a percentage of average total deposits and client repurchase agreements totaled 70.3% during 2016 from 68.1% during 2015. The average rate of interest bearing liabilities increased two basis points to 0.46% during 2016 from 0.44% during 2015 due to higher rates on time deposits year-over-year.

The following table summarizes the changes in net interest income on a taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rate for 2016, 2015 and 2014:

	The year ended December 31, 2016			The year ended December 31, 2015
	compared to			compared to
	the year ended December 31, 2015			the year ended December 31, 2014
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(13,105)	$(894)	$(13,999)	$(24,747)	$11,161	$(13,586)
Non 310-30 loans FTE(1)(2)(3)	17,171	(3,722)	13,449	17,177	(5,049)	12,128
Investment securities available-for-sale	(5,346)	(2,061)	(7,407)	(6,533)	1,044	(5,489)
Investment securities held-to-maturity	(2,640)	1,567	(1,073)	(2,758)	(2,259)	(5,017)
Other securities	(544)	82	(462)	—	4	4
Interest earning deposits and securities purchased under agreements to resell	(617)	536	(81)	424	46	470
Total interest income	$(5,081)	$(4,492)	$(9,573)	$(16,437)	$4,947	$(11,490)
Interest expense:
Interest bearing demand, savings and money market deposits	$284	$177	$461	$148	$53	$201
Time deposits	(790)	683	(107)	(997)	285	(712)
Securities sold under agreements to repurchase	87	(60)	27	500	2	502
Federal Home Loan Bank advances	(123)	88	(35)	93	(35)	58
Total interest expense	(542)	888	346	(256)	305	49
Net change in net interest income	$(4,539)	$(5,380)	$(9,919)	$(16,181)	$4,642	$(11,539)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Non 310-30 loans include loans held-for-sale. Average balances during 2016, 2015 and 2014 were $15,179, $7,097 and $3,056 and interest income was $830, $589 and $267 for the same periods, respectively.

(3)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%.  The taxable equivalent adjustments included above are $4,081, $2,695 and $930 for the years ended 2016, 2015 and 2014, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended
	December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015
		Average		Average		Average		Average		Average
	Average	rate	Average	rate	Average	Rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	Paid	balance	paid	balance	paid
Non-interest bearing demand	$835,263	0.00%	$824,848	0.00%	$821,987	0.00%	$793,264	0.00%	$825,979	0.00%
Interest bearing demand	415,948	0.09%	413,446	0.09%	420,253	0.09%	426,769	0.09%	417,460	0.08%
Money market accounts	1,057,908	0.36%	1,001,658	0.33%	1,169,238	0.33%	1,037,376	0.33%	1,047,072	0.33%
Savings accounts	370,845	0.27%	383,981	0.28%	388,947	0.27%	375,481	0.25%	347,811	0.26%
Time deposits	1,169,325	0.80%	1,174,269	0.78%	1,180,496	0.75%	1,186,126	0.72%	1,222,829	0.70%
Total average deposits	$3,849,289	0.38%	$3,798,202	0.36%	$3,980,921	0.36%	$3,819,016	0.35%	$3,861,151	0.34%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $3.2 million on acquired non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions. Below is a summary of the provision for loan losses recorded in the consolidated statements of operations for the periods indicated:

	For the years ended December 31,
	2016	2015	2014
(Recoupment) provision for impairment loans accounted for under ASC 310-30	$(805)	$366	$(520)
Provision for loan losses	24,456	12,078	6,729
Total provision for loan losses	$23,651	$12,444	$6,209

Provision for loan loss expense was $23.7 million during 2016, compared to $12.4 million during 2015, an increase of $11.3 million primarily driven by 2016 energy sector provision of $18.9 million. Lower non-energy net charge-offs and lower provision attributable to net loan growth partially offset the increase in the energy sector provision in the year-over-year comparison. The non 310-30 allowance for loan losses was 1.07% of total non 310-30 loans at December 31, 2016 compared to 1.09% at December 31, 2015. Net charge-offs on non 310-30 loans totaled 0.85%, or excluding energy sector net charge-offs totaled 0.10% compared to net charge-offs of 0.12% in 2015.

Provision for loan loss expense was $12.4 million during 2015, compared to $6.2 million during 2014, an increase of $6.2 million. The increase in provision was primarily due to an increase in specific reserves of $5.6 million. The non 310-30 allowance for loan losses was 1.09% of total non 310-30 loans at December 31, 2015 compared to 0.90% at December 31, 2014, increasing primarily due to the higher specific reserves and an increase in the general allowance as the originated portfolio becomes a larger component of non 310-30 loans. Net charge-offs on non 310-30 loans remained low at only 0.12% during 2015 compared to 0.06% during 2014.

During 2016, 2015 and 2014 we recorded recoupments of $805 thousand, provision of $366 thousand and recoupments of $520 thousand, respectively, for loans accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. The decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed.

Non-Interest Income

The table below details the components of non-interest income during 2016, 2015 and 2014, respectively:

	For the years ended December 31,			2016 vs 2015		2015 vs 2014
				Increase (decrease)		Increase (decrease)
	2016	2015	2014	Amount	% Change	Amount	% Change
Service charges	$13,900	$14,798	$15,430	$(898)	(6.1)%	$(632)	(4.1)%
Bank card fees	11,429	10,898	10,123	531	4.9%	775	7.7%
Gain on sale of mortgages, net	2,881	1,963	1,000	918	46.8%	963	96.3%
Bank-owned life insurance income	1,861	1,614	442	247	15.3%	1,172	265.2%
Other non-interest income	7,708	4,301	4,105	3,407	79.2%	196	4.8%
OREO related write-ups and other income	2,248	2,379	3,807	(131)	(5.5)%	(1,428)	(37.5)%
Bargain purchase gain	—	1,048	—	(1,048)	(100.0)%	1,048	100.0%
FDIC loss-sharing related	—	(15,553)	(36,603)	15,553	(100.0)%	21,050	(57.5)%
Total non-interest income	$40,027	$21,448	$(1,696)	$18,579	86.6%	$23,144	(1,364.6)%

Non-interest income totaled $40.0 million, $21.4 million and $(1.7) million during 2016, 2015 and 2014, respectively. The year-over-year increases were largely driven by negative FDIC loss-sharing income during 2015 and 2014. FDIC loss-sharing related represents the income (expense) recognized in connection with the actual reimbursement of costs/recoveries related to the resolution of covered assets by the FDIC.

Service charges, which represent various fees charged to clients for banking services, including fees such as non-sufficient (“NSF”) charges and service charges on deposit accounts, decreased $0.9 million, or 6.1%, during 2016 compared to $0.6 million, or 4.1%, during 2015, largely due to declines in overdraft charges. Bank card fees increased 4.9% and 7.7% from 2016 to 2015 and 2015 to 2014, respectively, and are comprised primarily of interchange fees on the debit cards that we have issued to our clients.

Gain on sale of mortgages, net represents gains of mortgage loans held-for-sale and mark-to-market adjustments on mortgage banking derivatives. Gain on sale of mortgages, net increased $0.9 million from 2015 and $1.0 million from 2014 to 2015 due to a higher level of originations.

OREO related write-ups and other income include rental income and insurance proceeds received on OREO properties and write-ups to the fair-value of collateral that exceed the loan balance at the time of foreclosure. During 2016, 2015 and 2014, this income totaled $2.2 million, $2.4 million, and $3.8 million, respectively. OREO rental income was higher during 2016 compared to 2015, but was more than offset by higher write-ups of $1.2 million during 2015 for one OREO property. Lower OREO rental income in 2015 was a result of property sales during 2015.

Other non-interest income increased $3.4 million during 2016, or 79.2%, largely due to a $1.8 million gain on sale of a building during the second quarter of 2016, net swap related income increase of $0.7 million and a $0.6 increase in gain on recoveries of acquired loans.

During 2015, the Company realized a bargain purchase gain of $1.0 million resulting from the acquisition of Pine River.

Non-Interest Expense

The table below details non-interest expense for the periods presented:

	For the years ended December 31,			2016 vs 2015		2015 vs 2014
				Increase (decrease)		Increase (decrease)
	2016	2015	2014	Amount	% Change	Amount	% Change
Salaries and benefits	$79,765	$83,018	$82,834	$(3,253)	3.9%	$184	0.2%
Occupancy and equipment	22,904	24,490	25,101	(1,586)	6.5%	(611)	2.4%
Telecommunications and data processing	5,970	11,507	11,927	(5,537)	48.1%	(420)	3.5%
Marketing and business development	2,564	4,325	4,571	(1,761)	40.7%	(246)	5.4%
FDIC deposit insurance	3,236	3,922	4,130	(686)	17.5%	(208)	5.0%
Bank card expenses	4,440	3,701	3,079	739	20.0%	622	20.2%
Professional fees	3,496	4,495	3,257	(999)	22.2%	1,238	38.0%
Other non-interest expense	8,554	11,107	14,581	(2,553)	23.0%	(3,474)	23.8%
Problem asset workout	3,983	7,317	11,258	(3,334)	45.6%	(3,941)	35.0%
Gain on OREO sales, net	(4,383)	(2,776)	(13,126)	(1,607)	57.9%	10,350	78.9%
Intangible asset amortization	5,480	5,401	5,344	79	1.5%	57	1.1%
Loss (gain) from the change in fair value of warrant liability	—	106	(2,953)	(106)	100.0%	3,059	103.6%
Banking center consolidation related expenses	—	1,411	—	(1,411)	100.0%	1,411	100.0%
Total non-interest expense	$136,009	$158,024	$150,003	$(22,015)	13.9%	$8,021	5.3%

Non-interest expense totaled $136.0 million, $158.0 million and $150.0 million during 2016, 2015 and 2014, respectively. Salaries and benefits is the largest component of non-interest expense totaling $79.8 million in 2016, representing a decrease of $3.3 million from 2015 due to lower staffing levels and decreases in stock compensation expense. Salaries and benefits were consistent between 2015 and 2014 as reduced health plan costs and lower incentive payments absorbed normal merit increases.

Occupancy and equipment expense decreased to $22.9 million in 2016 from $24.5 million and $25.1 million in 2015 and 2014, respectively. The decrease was primarily due to decreases in depreciation expense and benefits realized from successful vendor contract negotiations during 2015.

Telecommunications and data processing expense decreased to $6.0 million in 2016 from $11.5 million and $11.9 million in 2015 and 2014, respectively, benefitting from the core system conversion and favorable vendor contract negotiations during 2015.

 Marketing and business development expense decreased to $2.6 million in 2016 from $4.3 million and $4.6 million in 2015 and 2014, respectively, due to reduced levels of marketing campaigns in 2016.

Professional fees totaled $3.5 million, $4.5 million and $3.3 million during 2016, 2015 and 2014, respectively. The increase in 2015 was partially due to one-time core system conversion related expenses completed during the fourth quarter of 2015.

Bank card expenses increased $0.7 million and $0.6 million during 2016 and 2015. The increase during 2016 was due to the issuance of bank cards with chip reader technology. The increase during 2015 was due to conversion costs related to a change in our third party vendor.

Problem asset workout expense is incurred in connection with the resolution process of our acquired problem loan portfolios and OREO expenses. During 2016, problem asset workout expense and gain on sale of OREO improved a combined $4.9 million, due to the sale of several larger assets during 2016. During 2015, problem asset workout expenses and gain on sale of OREO increased a combined $6.4 million due to lower year-over-year OREO gains.

The warrant agreements were amended during 2015 resulting in a reclassification from a liability to equity; therefore, the warrant agreements had no effect on non-interest expense in 2016. The year-over-year change from 2014 to 2015 was primarily due to the change in our stock price.

Other non-interest expense decreased $2.6 million and $3.5 million during 2016 and 2015, respectively. The decrease during 2016 was largely due to decreases in unfunded commitment reserves of $1.4 million and other net decreases of $1.2 million. The decrease during 2015 was largely due to contract termination expenses of $4.1 million in 2014, partially offset by other net increases of $0.6 million during 2015.

During 2016, the Company entered into definitive agreements for the sale of four banking centers expected to close during the second quarter of 2017. The sale includes buildings with an estimated fair value of $1.6 million, loans carried at $14.4 million and deposits carried at $103.0 million at December 31, 2016. The Company determined the buildings, loans and deposits are held-for-sale at December 31, 2016, and are included within property and equipment, loans receivable and deposits, respectively. The Company estimates it will realize a $3.0 million gain during the second quarter of 2017 as a result of these sales. Additionally, the Company will consolidate one banking center within the Community Banks of Colorado footprint during the first quarter of 2017.

During 2015 and 2016, the Company consolidated twelve banking centers in our Bank Midwest and Community Banks of Colorado footprint. The payback period on the consolidations is expected to be less than two years. Eight of the banking centers were owned and classified as held-for-sale, resulting in a fair value impairment charge of $1.1 million during the second quarter of 2015 and a fair value impairment charge of $0.3 million during the fourth quarter of 2015.

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

Certain of the Company’s stock-based compensation awards have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share prices of the Company's stock that is required for vesting range from $32.00 to $34.00 per share. The strike prices for options range from $18.09 to $23.75, with a large portion of the awards having strike prices of $20.00. Depending on the movement in our stock price, these stock-based compensation awards may create either an excess tax benefit or tax deficiency depending on the relationship between the fair value at the time of vesting or exercise and the estimated fair value recorded at the time of grant. The Company adopted ASU 2016-09 effective January 1, 2016, which results in recording the excess tax benefit or tax deficiency as a tax benefit or expense in the consolidated statements of operations. During 2016, we recorded an excess tax benefit of $2.1 million in income tax expense in the consolidated statements of operations related to the settlement of certain awards during the period. During 2015, we recorded a tax deficiency of $3.7 million income tax expense resulting from expired or exercised awards. As of December 31, 2016, we had $7.4 million of deferred tax assets related to stock-based compensation, $5.6 million of which is associated with executive officers still employed by the Company.

ASC Topic 740 also requires the projected realization of tax benefits related to uncertain tax positions to be evaluated based upon the likelihood of successfully defending those positions. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Interest and penalties on uncertain tax positions are recognized as a component of other non-interest expense. If our assessment of whether a tax position meets or no longer meets the more likely than not threshold were to change, adjustments to income tax benefits may be required. As of December 31, 2016 and 2015, we have not identified any uncertain tax positions.

Income tax expense totaled $3.0 million for 2016, as compared to $3.0 million for 2015, and $3.2 million for 2014. These amounts equate to effective tax rates of 11.3%, 38.4% and 25.6% for the respective periods.

The effective tax rate for 2016 was 11.3% and includes a $2.1 million benefit related to the early adoption of ASU 2016-09. Prior to this adoption, the realized tax benefit from stock compensation awards vested would have been recorded directly to capital. Without this $2.1 million benefit, tax expense would have been $5.1 million, an effective tax rate of 19.7%. The effective tax rate for 2015 was 38.4% and included $3.7 million of non-cash deferred tax asset write-offs in connection with former executive stock-based compensation agreements. Without this $3.7 million charge, we would have recorded a tax benefit resulting from the increased tax-exempt income sources compared to pre-tax income in 2015. When the impacts of the 2016 tax benefit and 2015 tax deficiency are removed, the tax rate in 2016 is higher than 2015 due to the increase in pre-tax income year-over-year. The difference in the 2016 effective tax rate compared to the statutory tax rate is primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

The increase in the effective tax rate for 2015 compared to 2014 was primarily due to the aforementioned $3.7 million of non-cash deferred tax asset write-offs during 2015. Without this $3.7 million charge, we would have recorded a tax benefit resulting from the increased tax-exempt income sources compared to pre-tax income. The effective tax rate, without the non-cash deferred tax asset write-off, is lower than 2014 due to the increased tax-exempt income sources compared to pre-tax income in each period.

Our marginal tax rate (the rate we pay on each incremental dollar of earnings) is approximately 38%. However, our effective tax rate (income tax expense divided by income before income taxes) for a given period is driven largely by income and expense items that are non-taxable or non-deductible in the calculation of income tax expense.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Cash and due from banks	$152,736	$155,985
Interest bearing bank deposits	—	10,107
Unencumbered investment securities, at fair value	843,061	1,093,517
Total	$995,797	$1,259,609

Total on-balance sheet liquidity decreased $263.8 million from December 31, 2015 to December 31, 2016. The decrease was largely due to a planned reduction of $250.5 million in unencumbered available-for-sale and held-to-maturity securities balances.

Our primary sources of funds are deposits, securities sold under agreements to repurchase, prepayments and maturities of loans and investment securities, the sale of investment securities, and funds provided from operations. We are also a party to a master repurchase agreement with a large financial institution and we anticipate that, through this agreement, we would have access to a significant amount of liquidity. We anticipate having access to other third party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12-month period.

Our primary uses of funds are loan originations, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses, and share repurchases. For additional information regarding our operating, investing and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At December 31, 2016, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.2 billion at December 31, 2016, inclusive of pre-tax net unrealized losses of $10.5 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $0.1 million of pre-tax net unrealized gains at December 31, 2016. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of December 31, 2016, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of December 31, 2016, $788.8 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.

As of December 31, 2016, we were a member of the FHLB of Topeka. As of December 31, 2015 and 2014, we were a member of the FHLB of Des Moines. Through these relationships, we have pledged qualifying loans and investments securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. FHLB advances and lines of credit available totaled $903.9 million of which $38.7 million was used at December 31, 2016. We can obtain additional liquidity through FHLB advances if required. The bank also has access to federal funds lines of credit with corresponding banks.

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at December 31, 2016, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 13 in our consolidated financial statements.

Our shareholders' equity is impacted by the retention of earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends. The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. During 2016, we repurchased 4.5 million shares of our common stock at a weighted average price of $20.78, and all such shares are held as treasury shares. We believe that our repurchases could serve to offset any future share issuances for future acquisitions.

On August 5, 2016, the Company announced that its Board of Directors authorized a new program to repurchase up to an additional $50.0 million of the Company’s common stock. The remaining authorization under this program as of December 31, 2016 was $12.6 million.

On January 19, 2017, our Board of Directors declared a quarterly dividend of $0.07 per common share, payable on March 15, 2017 to shareholders of record at the close of business on February 24, 2017.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at December 31, 2016. During 2016, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate assets, even after adjusting our models for the excess capital deployment. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at December 31, 2016 and 2015:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	December 31, 2016	December 31, 2015
200	5.84%	5.81%
100	3.66%	3.13%
(50)	(2.49)%	(1.33)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have grown $49.8 million during 2016, and totaled 69.7% of total deposits at December 31, 2016 compared to 68.9% at December 31, 2015. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of December 31, 2016 and 2015, we had loan commitments totaling $602.2 million and $627.2 million, respectively, and standby letters of credit that totaled $13.5 million and $9.8 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Contractual Obligations

In addition to the financing commitments detailed above under “Off-Balance Sheet Activities,” in the normal course of business, we enter into contractual obligations that require future cash settlement. The following table summarizes the contractual cash obligations as of December 31, 2016 and the expected timing of those payments:

		After one but	After three but
	Within	within three	within five	After five
	one year	years	years	years	Total
Federal Home Loan Bank advances	$—	$10,000	$15,000	$—	$25,000
Operating lease obligations	3,328	6,210	5,969	15,322	30,829
Purchase obligations	6,175	8,287	6,811	3,071	24,344
Time deposits	788,781	321,000	58,224	4,041	1,172,046
Total	$798,284	$345,497	$86,004	$22,434	$1,252,219

Impact of Inflation and Changing Prices

The primary impact of inflation on our operations is reflected in increasing operating costs and is reflected in non-interest expense. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do changes in the general rate of inflation and changes in prices. Interest rate changes do not necessarily move in the same direction, nor have the same magnitude, as changes in the prices of goods and services. Although not as critical to the banking industry as many other industries, inflationary factors may have some impact on our ability to grow, total assets, earnings, and capital levels. We do not expect inflation to be a significant factor in our financial results in the near future.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth on pages 73-74 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Bank Holdings Corporation:

We have audited the accompanying consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bank Holdings Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in note 2 to the consolidated financial statements, the Company has changed its method of accounting for stock‑based compensation in the consolidated financial statements referred to above due to the adoption of FASB Accounting Standards Update (ASU) No. 2016‑09, Improvements to Employee Share‑Based Payment Accounting.

Kansas City, Missouri

February 24, 2017

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2016 and 2015

(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$152,736	$155,985
Interest bearing bank deposits	—	10,107
Cash and cash equivalents	152,736	166,092
Investment securities available-for-sale (at fair value)	884,232	1,157,246
Investment securities held-to-maturity (fair value of $332,573 and $428,585 at December 31, 2016 and 2015, respectively)	332,505	427,503
Non-marketable securities	14,949	22,529
Loans	2,860,921	2,587,673
Allowance for loan losses	(29,174)	(27,119)
Loans, net	2,831,747	2,560,554
Loans held for sale	24,187	13,292
Other real estate owned	15,662	20,814
Premises and equipment, net	95,671	103,103
Goodwill	59,630	59,630
Intangible assets, net	6,949	12,429
Other assets	154,778	140,716
Total assets	$4,573,046	$4,683,908
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$846,744	$815,054
Interest bearing demand deposits	427,538	436,745
Savings and money market	1,422,321	1,394,995
Time deposits	1,172,046	1,193,883
Total deposits	3,868,649	3,840,677
Securities sold under agreements to repurchase	92,011	136,523
Federal Home Loan Bank advances	38,665	40,000
Other liabilities	37,532	49,164
Total liabilities	4,036,857	4,066,364
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,813,011 and 52,177,352 shares issued; 26,386,583 and 30,358,509 shares outstanding at December 31, 2016 and December 31, 2015, respectively	514	513
Additional paid-in capital	984,087	997,926
Retained earnings	55,454	38,670
Treasury stock of 24,927,157 and 20,982,812 shares at December 31, 2016 and December 31, 2015, respectively, at cost	(502,104)	(419,660)
Accumulated other comprehensive (loss) income, net of tax	(1,762)	95
Total shareholders’ equity	536,189	617,544
Total liabilities and shareholders’ equity	$4,573,046	$4,683,908

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands, except share and per share data)

	2016	2015	2014
Interest and dividend income:
Interest and fees on loans	$129,317	$131,253	$134,476
Interest and dividends on investment securities	29,665	38,145	48,651
Dividends on non-marketable securities	748	1,210	1,206
Interest on interest-bearing bank deposits	718	799	329
Total interest and dividend income	160,448	171,407	184,662
Interest expense:
Interest on deposits	13,963	13,609	14,120
Interest on borrowings	845	853	293
Total interest expense	14,808	14,462	14,413
Net interest income before provision for loan losses	145,640	156,945	170,249
Provision for loan losses	23,651	12,444	6,209
Net interest income after provision for loan losses	121,989	144,501	164,040
Non-interest income:
Service charges	13,900	14,798	15,430
Bank card fees	11,429	10,898	10,123
Gain on sale of mortgages, net	2,881	1,963	1,000
Bank-owned life insurance income	1,861	1,614	442
Other non-interest income	7,708	4,301	4,105
OREO related write-ups and other income	2,248	2,379	3,807
Bargain purchase gain	—	1,048	—
FDIC loss-sharing related	—	(15,553)	(36,603)
Total non-interest income	40,027	21,448	(1,696)
Non-interest expense:
Salaries and benefits	79,765	83,018	82,834
Occupancy and equipment	22,904	24,490	25,101
Telecommunications and data processing	5,970	11,507	11,927
Marketing and business development	2,564	4,325	4,571
FDIC deposit insurance	3,236	3,922	4,130
Bank card expenses	4,440	3,701	3,079
Professional fees	3,496	4,495	3,257
Other non-interest expense	8,554	11,107	14,581
Problem asset workout	3,983	7,317	11,258
Gain on OREO sales, net	(4,383)	(2,776)	(13,126)
Intangible asset amortization	5,480	5,401	5,344
Loss (gain) from the change in fair value of warrant liability	—	106	(2,953)
Banking center consolidation related expenses	—	1,411	—
Total non-interest expense	136,009	158,024	150,003
Income before income taxes	26,007	7,925	12,341
Income tax expense	2,947	3,044	3,165
Net income	$23,060	$4,881	$9,176
Income per share—basic	$0.81	$0.14	$0.22
Income per share—diluted	$0.79	$0.14	$0.22
Weighted average number of common shares outstanding:
Basic	28,313,061	34,349,996	42,404,609
Diluted	29,091,343	34,363,487	42,421,014

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Net income	$23,060	$4,881	$9,176
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of $(26), $2,015 and $(9,694) for the years ended 2016, 2015 and 2014, respectively	42	(3,275)	15,765
Less: amortization of net unrealized holding gains to income, net of tax benefit of $1,166, $1,523 and $520 for the years ended 2016, 2015 and 2014, respectively	(1,899)	(2,469)	(3,170)
Other comprehensive (loss) income	(1,857)	(5,744)	12,595
Comprehensive income (loss)	$21,203	$(863)	$21,771

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended 2016, 2015 and 2014

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	Income (loss), net	Total
Balance, December 31, 2013	$512	$990,216	$39,966	$(126,146)	$(6,756)	$897,792
Net Income	—	—	9,176	—	—	9,176
Stock-based compensation	—	3,572	—	—	—	3,572
Issuance of stock under equity compensation plan, including tax benefit of $7	—	(576)	—	—	—	(576)
Repurchase of 6,076,558 shares	—	—	—	(119,370)	—	(119,370)
Cash dividends declared ($0.20 per share)	—	—	(8,614)	—	—	(8,614)
Other comprehensive income	—	—	—	—	12,595	12,595
Balance, December 31, 2014	$512	$993,212	$40,528	$(245,516)	$5,839	$794,575
Net income	—	—	4,881	—	—	4,881
Stock-based compensation	—	3,349	—	—	—	3,349
Issuance of stock under equity compensation plans, including tax benefit of $24, gain on reissuance of treasury stock of $96	1	(1,701)	—	904	—	(796)
Repurchase of 8,645,836 shares	—	—	—	(175,048)	—	(175,048)
Cash dividends declared ($0.20 per share)	—	—	(6,739)	—	—	(6,739)
Warrant reclassification	—	3,066	—	—	—	3,066
Other comprehensive loss	—	—	—	—	(5,744)	(5,744)
Balance, December 31, 2015	$513	$997,926	$38,670	$(419,660)	$95	$617,544
Net income	—	—	23,060	—	—	23,060
Stock-based compensation	—	3,492	—	—	—	3,492
Issuance of stock under equity compensation and ASPP plans, including gain on reissuance of treasury stock of $4,396	1	(13,790)	—	7,588	—	(6,201)
Repurchase of 4,500,936 shares	—	—	—	(93,573)	—	(93,573)
Cash dividends declared ($0.22 per share)	—	—	(6,276)	—	—	(6,276)
Warrant exercise	—	(3,541)	—	3,541	—	—
Other comprehensive loss	—	—	—	—	(1,857)	(1,857)
Balance, December 31, 2016	$514	$984,087	$55,454	$(502,104)	$(1,762)	$536,189

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$23,060	$4,881	$9,176
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	23,651	12,444	6,209
Depreciation and amortization	14,203	15,502	15,930
Current income tax receivable	4,176	(7,328)	10,807
Deferred income tax asset	(176)	(4,241)	(15,776)
Net excess tax (benefit) deficit on stock-based compensation	(2,078)	3,677	15
Discount accretion, net of premium amortization on securities	3,067	4,124	5,010
Loan accretion	(35,073)	(50,687)	(63,881)
Gain on sale of mortgages, net	(2,881)	(1,963)	(1,000)
Origination of loans held for sale, net of repayments	(114,397)	(99,246)	(44,490)
Proceeds from sales of loans held for sale	101,098	92,845	45,584
Bank-owned life insurance income	(1,861)	(1,614)	(442)
Amortization of indemnification asset	—	15,878	27,741
Gain on the sale of other real estate owned, net	(4,383)	(2,776)	(13,126)
Impairment on other real estate owned	298	1,580	2,103
Impairment on fixed assets related to banking center consolidations	—	1,411	—
Gain on sale of fixed assets	(1,981)	(28)	(123)
Bargain purchase gain	—	(1,048)	—
Stock-based compensation	3,492	3,349	3,572
Decrease in due to FDIC, net	—	(37,138)	129
(Increase) decrease in other assets	(4,721)	4,871	3,179
(Decrease) increase in other liabilities	(9,430)	7,879	6,628
Net cash used in operating activities	(3,936)	(37,628)	(2,755)
Cash flows from investing activities:
Purchase of FHLB stock	(5,544)	—	(952)
Proceeds from redemption of FHLB stock	7,670	493	—
Proceeds from redemption of FRB stock	4,964	5,320	5,570
Proceeds from maturities of investment securities held-to-maturity	91,376	104,683	105,594
Proceeds from maturities of investment securities available-for-sale	275,448	314,271	327,368
Proceeds from sales of investment securities available-for-sale	—	29,747	—
Proceeds from maturities of non-marketable securities	490	—	—
Purchase of investment securities available-for-sale	(4,872)	—	—
Purchase of investment securities held-to-maturity	—	(6,225)	—
Net increase in loans	(270,585)	(334,798)	(253,102)
Sales (purchases) of premises and equipment, net	690	(5,081)	(1,585)
Purchase of bank-owned life insurance	(10,344)	—	(43,800)
Proceeds from sales of loans	9,231	17,204	3,607
Proceeds from sales of other real estate owned	16,105	15,566	56,519
Decrease (increase) in FDIC indemnification asset	—	18,331	(2,376)
Net cash activity from acquisitions	—	22,832	—
Net cash provided by investing activities	114,629	182,343	196,843
Cash flows from financing activities:
Net increase (decrease) in deposits	27,972	(55,654)	(72,121)
(Decrease) increase in repurchase agreements	(44,512)	2,971	34,005
Advances from FHLB	218,629	—	40,000
FHLB payoffs	(219,964)	—	—
Issuance of stock under purchase and equity compensation plans	(6,201)	(952)	(576)
Proceeds from exercise of stock options	—	160	—
Settlement of warrants	—	(368)	—
Payment of dividends	(6,400)	(6,711)	(8,507)
Repurchase of shares	(93,573)	(175,048)	(119,370)
Net cash used in financing activities	(124,049)	(235,602)	(126,569)
(Decrease) increase in cash and cash equivalents	(13,356)	(90,887)	67,519
Cash and cash equivalents at beginning of the year	166,092	256,979	189,460
Cash and cash equivalents at end of period	$152,736	$166,092	$256,979
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$14,154	$13,751	$13,863
Net tax refunds (payments)	$2,193	$(7,420)	$(8,119)
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$6,868	$4,576	$4,491
FDIC submissions transferred to other liabilities	$—	$—	$(5,673)
Loans purchased but not settled	$5,285	$9,936	$10,038

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009 with the intent to acquire and operate financial services franchises and other complementary businesses in targeted markets.  The Company is headquartered immediately south of Denver, in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, referred to as the "Bank" or NBH Bank, a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 91 banking centers located in Colorado, the greater Kansas City area and Texas, and through online and mobile banking products and services.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. During the first quarter of 2016, the Company updated the loan classifications in its allowance for loan losses model. Certain loan classifications within the consolidated financial statement disclosures have been updated to reflect this change. Refer to note 7 for further discussion. The prior year presentations have been reclassified to conform to the current year presentation. All amounts are in thousands, except share data, or as otherwise noted.

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

c) Investment securities—Investment securities may be classified in three categories: trading, available-for-sale and held-to-maturity. Management determines the appropriate classification at the time of purchase and reevaluates the classification at each reporting period. Any sales of available-for-sale securities are for the purpose of executing the Company’s asset/liability management strategy, reducing borrowings, funding loan growth, providing liquidity, or eliminating a perceived credit risk in a specific security. Held-to-maturity securities are carried at amortized cost and the available-for-sale securities are carried at estimated fair value. Unrealized gains or losses on securities available-for-sale are reported as accumulated other comprehensive income (loss) (“AOCI”), a component of shareholders’ equity, net of income tax. Gains and losses realized upon sales of securities are calculated using the specific identification method. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience is periodically evaluated and a determination made regarding the appropriate estimate of the future rates of prepayment. When a change in a bond’s estimated remaining life is necessary, a corresponding adjustment is made in the related premium amortization or discount accretion. Purchases and sales of securities, including any corresponding gains or losses, are recognized on a trade-date basis and a receivable or payable is recognized for pending transaction settlements.

Management evaluates all investments for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Impairment is considered to be other-than-temporary if it is likely that all amounts contractually due will not be received for debt securities and when there is no positive evidence indicating that an investment’s carrying amount is recoverable in the near term for equity securities. When impairment is considered other-than-temporary, the cost basis of the security is written down to fair value, with the impairment charge related to credit included in earnings, while the impairment charge related to all other factors is recognized in OCI. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the entire amount of the OTTI is recorded in earnings. In evaluating whether the impairment is temporary or other than temporary, the Company considers, among other things, the severity and duration of the unrealized loss position; adverse conditions specifically related to the security; changes in expected future cash flows; downgrades in the rating of the security by a rating agency; the failure of the issuer to make scheduled interest or principal payments; whether the Company has the intent to sell the security; and whether it is more likely than not that the Company will be required to sell the security.

d) Non-marketable securities—Non-marketable securities include Federal Reserve Bank ("FRB") stock, Federal Home Loan Bank ("FHLB") stock and non-negotiable certificates of deposit acquired in the acquisition of Pine River Bank Corporation, the parent company of Pine River Valley Bank (“Pine River”). These securities have been acquired for debt facility or regulatory purposes and are carried at cost.

e) Loans receivable—Loans receivable include loans originated by the Company and loans that are acquired through acquisitions. Loans originated by the Company are carried at the principal amount outstanding, net of premiums, discounts, unearned income, and deferred loan fees and costs. Loan fees and certain costs of originating loans are deferred and the net amount is amortized over the contractual life of the related loans. Acquired loans are initially recorded at fair value and are accounted for under either Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (see additional information below) or ASC Topic 310, Receivables. Non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, and fair value adjustments for acquired loans, are deferred and recognized over the remaining lives of the related loans in accordance with ASC 310-20.

Acquired loans are recorded at their estimated fair value at the time of acquisition and accounted for under either ASC 310-30 or ASC 310. Estimated fair values of acquired loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, the expected timing of cash flows, classification status, fixed or variable interest rate, term of loan and whether or not the loan is amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Acquired 310-30 loans are grouped together according to similar characteristics such as type of loan, loan purpose, geography, risk rating and underlying collateral and are treated as distinct pools when applying various valuation techniques and, in certain circumstances, for the ongoing monitoring of the credit quality and performance of the pools. Each pool is accounted for as a single loan for which the integrity is maintained throughout the life of the asset. Discounts created when the loans are recorded at their estimated fair values at acquisition are accreted over the remaining term of the loan as an adjustment to the related loan’s yield. Similar to originated loans described below, the accrual of interest income on acquired loans that are not accounted for under ASC 310-30 is discontinued when the collection of principal or interest, in whole or in part, is doubtful.

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

The expected cash flows of loans accounted for under ASC 310-30 are periodically remeasured utilizing the same cash flow methodology used at the time of acquisition and subsequent decreases to the expected cash flows will generally result in a provision for loan losses charge in the Company’s consolidated statements of operations. Any increases to the cash flow projections are recognized on a prospective basis through an increase to the pool’s accretion income over its remaining life once any previously recorded provision expense has been reversed. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

f) Loans held for sale—Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance that is recorded as a charge to income. Deferred fees and costs related to these loans are not amortized, but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses are recognized upon sale and are included as a component of gain on sale of mortgages, net in the consolidated statements of operations. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within 45 days. These loans are generally sold with the mortgage servicing rights released. Under limited circumstances, buyers may have recourse to return a purchased loan to the Company. Recourse conditions may include early payment default, breach of representations or warranties, or documentation deficiencies.

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both "best efforts" and "mandatory delivery" forward loan sale commitments to mitigate the risk of potential increases or decreases in the values of loans that would result from the change in market rates for such loans. The Company manages the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage backed securities. Such contracts are accounted for as derivatives and are recorded at fair value as derivative assets or liabilities. They are carried on the consolidated statements of financial condition within other assets or other liabilities and changes in fair value are recorded as a component of gain on sale of mortgages, net in the consolidated statements of operations. The gross gains on loan sales are recognized based on new loan commitments with adjustment for price and pair-off activity. Commission expenses on loans held for sale are recognized based on loans closed.

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

The Company routinely evaluates adversely risk-rated credits for impairment. Impairment, if any, is typically measured for each loan based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated fair value, or the estimated fair value of the underlying collateral less costs of disposition for collateral dependent loans. General allowances are established for loans with similar characteristics. In this process, general allowance factors are based on an analysis of historical loss and recovery experience, if any, related to originated and acquired loans, as well as certain industry experience, with adjustments made for qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical experience. To the extent that the data supporting such factors has limitations, management’s judgment and experience play a key role in determining the allowance estimates.

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

The Company maintains an ALL for loans accounted for under ASC 310-30 as a result of impairment to loan pools arising from the periodic re-measurement of these loans. Any impairment in the individual pool is generally recognized in the current period as provision for loan losses. Any improvement in the estimated cash flows, is generally not recognized immediately, but is instead reflected as an adjustment to the related loan pools yield on a prospective basis once any previously recorded impairment has been recaptured.

h) Premises and equipment—With the exception of premises and equipment acquired through business combinations, which are initially measured and recorded at fair value, purchased land is stated at cost, and buildings and equipment are carried at cost, including capitalized interest when appropriate, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. The Company generally assigns depreciable lives of 39 years for buildings, 7 to 15 years for building improvements, and 3 to 7 years for equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease terms. Maintenance and repairs are charged to non-interest expense as incurred. The Company reviews premises and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount. In the case of a property that is subject to an operating lease that the Company no longer expects to use, a liability is recorded equal to the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. A ratable portion of the sublease allocation is then expensed until the property is subleased. Property and equipment that meet the held-for-sale criteria is recorded at the lower of its carrying amount or fair value less cost to sell and depreciation is ceased.

i) Goodwill and intangible assets—Goodwill is established and recorded if the consideration given during an acquisition transaction exceeds the fair value of the net assets received. Goodwill has an indefinite useful life and is not amortized, but is evaluated annually for potential impairment, or when events or circumstances indicate a potential impairment. Such events or circumstances may include deterioration in general economic conditions, deterioration in industry or market conditions, an increased competitive environment, a decline in market-dependent multiples or metrics, declining financial performance, entity-specific events or circumstances or a sustained decrease in share price (either in absolute terms or relative to peers). The Company first evaluates potential impairment of goodwill by comparing the fair value of the reporting unit to its carrying amount. Any excess of carrying value over fair value would indicate a potential impairment and the Company would proceed to perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. Intangible assets that have finite useful lives, such as core deposit intangibles, are amortized over their estimated useful lives. The Company’s core deposit intangible assets represent the value of the anticipated future cost savings that will result from the acquired core deposit relationships versus an alternative source of funding.

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

j) Other real estate owned—OREO consists of property that has been foreclosed on or repossessed by deed in lieu of foreclosure. The assets are initially recorded at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL. Subsequent downward valuation adjustments, if any, in addition to gains and losses realized on sales and net operating expenses, are recorded in other non-interest expense, while any subsequent write-ups are recorded in non-interest income. Costs associated with maintaining property, such as utilities and maintenance, are charged to expense in the period in which they occur, while costs relating to the development and improvement of property are capitalized to the extent the balance does not exceed fair value. All OREO acquired through acquisition is recorded at fair value, less cost to sell, at the date of acquisition.

k)  Bank-owned life insurance—The Company purchased or acquired bank-owned life insurance ("BOLI") policies on certain associates of the Company. The Company is the owner and beneficiary of these policies. The BOLI is carried at net realizable value with changes in net realizable value recorded in non-interest income.

l) Securities purchased under agreements to resell and securities sold under agreements to repurchase—The Company periodically enters into purchases or sales of securities under agreements to resell or repurchase as of a specified future date. The securities purchased under agreements to resell are accounted for as collateralized financing transactions and are reflected as an asset in the consolidated statements of financial condition. The securities pledged by the counterparties are held by a third party custodian and valued daily. The Company may require additional collateral to ensure full collateralization for these transactions. The repurchase agreements are considered financing agreements and the obligation to repurchase assets sold is reflected as a liability in the consolidated statements of financial condition of the Company. The repurchase agreements are collateralized by debt securities that are under the control of the Company.

m) Stock-based compensation—The Company accounts for stock-based compensation in accordance with ASC Topic

718, Compensation—Stock Compensation as amended by ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company grants stock-based awards including stock options, restricted stock and performance stock units. Stock option grants are for a fixed number of common shares and are issued to associates and directors at exercise prices which are not less than the fair value of a share of stock at the date of grant. The options vest over a time period stated in each option agreement and may be subject to other performance vesting conditions, which require the related compensation expense to be recorded ratably over the requisite service period starting when such conditions become probable. Restricted stock is granted for a fixed number of shares, the transferability of which is restricted until such shares become vested according to the terms in the award agreement. Restricted shares may have multiple vesting qualifications which can include time vesting of a set portion of the restricted shares, performance criterion, such as market criteria that are tied to specified market conditions of the Company’s common stock price.

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

In the fourth quarter of 2016, the Company early adopted ASU 2016-09, with an effective date of January 1, 2016. The ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized in the consolidated statements of operations as a component of income tax expense or benefit. The tax effects of exercised, expired or vested awards are treated as discrete items in the reporting period in which they occur and may result in increased volatility in our effective tax rate. As part of the adoption of this standard, the Company made an accounting election to continue to estimate forfeitures when determining amortization expense of stock-based compensation. Additionally, the Company applied the retrospective transition method for the presentation of “Net tax (benefit) deficit on stock-based compensation” from a financing activity to an operating activity in the Company’s consolidated statements of cash flows. Cash paid by the Company when directly withholding shares for tax withholding purposes is classified as a financing activity in the consolidated statements of cash flows. For the year ended December 31, 2016, the impact of adopting all provisions of the ASU to the Company’s consolidated statements of operations was a $2.1 million decrease to income tax expense from excess tax benefits realized in the fourth quarter of 2016.

Prior to 2016, excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the consolidated statements of operations. Excess tax benefits were not recognized until the deduction reduces taxes payable. Additionally, excess tax benefits from stock-based compensation was included in operating and financing activities within the Company’s consolidated statements of cash flows.

n) Warrants—The Company issued warrants to certain lead investors in 2009 and 2010. The warrants are for a fixed number of shares and had original expirations of ten years from the date of issuance. If exercised, the Company must settle the warrants in its own stock. Historically, the exercise price and the number of warrants were subject to certain down-round provisions, whereby certain subsequent equity issuances at a price below the existing exercise price would result in a downward adjustment to the exercise price and an increase in the number of warrants, and as a result, the warrants were historically classified as a liability in the Company’s consolidated statements of financial condition with changes in the fair value each period reported in the statements of operations as non-interest expense. During 2015, the outstanding warrant contracts were modified, terminating the down-round provisions and extending the contractual life an additional six months from the original expiration. As a result, the warrant contracts were recorded at fair value as of the modification date using a Black-Scholes model with the change in fair value reported in the statement of operations as non-interest expense, and were reclassified to shareholders’ equity as of December 31, 2015.

o) Income taxes—The Company and its subsidiaries file U.S. federal and certain state income tax returns on a consolidated basis. Additionally, the Company and its subsidiaries file separate state income tax returns with various state jurisdictions. The provision for income taxes includes the income tax balances of the Company and all of its subsidiaries.

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

p) Income per share—The Company applies the two-class method of computing income per share as certain of the Company's restricted shares are entitled to non-forfeitable dividends and are therefore considered to be a class of participating securities. The two-class method allocates income according to dividends declared and participation rights in undistributed income. Basic income per share is computed by dividing income allocated to common shareholders by the weighted average number of common shares outstanding during each period. Diluted income per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding during the period, plus amounts representing the dilutive effect of stock options outstanding, certain unvested restricted shares, warrants to issue common stock, or other contracts to issue common shares (“common stock equivalents”) using the treasury stock method. Common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which they have an anti-dilutive effect.

q) Interest Rate Swap Derivatives—The Company carries all derivatives on the statement of financial condition at fair value. All derivative instruments are recognized as either assets or liabilities depending on the rights or obligations under the contracts. All gains and losses on the derivatives due to changes in fair value are recognized in earnings each period.

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

r) Treasury stock —When the Company acquires treasury stock, the sum of the consideration paid and direct transaction costs after tax is recognized as a deduction from equity. The cost basis for the reissuance of treasury stock is determined using a first-in, first-out basis. To the extent that the reissuance price is more than the cost basis (gain), the excess is recorded as an increase to additional paid-in capital in the consolidated statements of financial condition. If the reissuance price is less than the cost basis (loss), the difference is recorded to additional paid-in capital to the extent there is a cumulative treasury stock paid-in capital balance. Any loss in excess of the cumulative treasury stock paid-in capital balance is charged to retained earnings.

Note 3 Recent Accounting Pronouncements

Revenue from Contracts with Customers—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update supersedes revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The new guidance stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides specific steps that entities should apply in order to achieve this principle. The amendments are effective for interim and annual periods beginning after December 15, 2017, with early application permitted for interim and annual periods beginning after December 15, 2016. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements, if any. The Company will adopt ASU 2014-09 in the first quarter of 2018 and expects to apply the modified retrospective approach.

Leases—In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the update is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019 and is currently in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

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

The Company reviewed ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments and ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and does not expect the adoption of these pronouncements to have a material impact on its financial statements.

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.2 billion at December 31, 2016 and were comprised of $0.9 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities. At December 31, 2015, investment securities totaled $1.6 billion and included $1.2 billion of available-for-sale securities and $0.4 billion of held-to-maturity securities.

Available-for-sale

At December 31, 2016 and 2015, the Company held $0.9 billion and $1.2 billion of available-for-sale investment securities, respectively. Available-for-sale securities are summarized as follows as of the dates indicated:

	December 31, 2016
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$223,781	$3,909	$(530)	$227,160
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	666,616	2,124	(16,001)	652,739
Municipal securities	3,921	—	(7)	3,914
Other securities	419	—	—	419
Total investment securities available-for-sale	$894,737	$6,033	$(16,538)	$884,232

	December 31, 2015
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$305,773	$5,721	$(516)	$310,978
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	861,321	3,638	(19,416)	845,543
Municipal securities	306	—	—	306
Other securities	419	—	—	419
Total investment securities available-for-sale	$1,167,819	$9,359	$(19,932)	$1,157,246

At December 31, 2016 and 2015, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The table below summarizes the available-for-sale investment securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$100,898	$(530)	$—	$—	$100,898	$(530)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	137,576	(2,976)	385,707	(13,025)	523,283	(16,001)
Municipal securities	3,058	(7)	—	—	3,058	(7)
Total	$241,532	$(3,513)	$385,707	$(13,025)	$627,239	$(16,538)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$109,182	$(516)	$—	$—	$109,182	$(516)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	67,527	(404)	575,954	(19,012)	643,481	(19,416)
Total	$176,709	$(920)	$575,954	$(19,012)	$752,663	$(19,932)

Management evaluated all of the available-for-sale securities in an unrealized loss position and concluded that no OTTI existed at December 31, 2016 or December 31, 2015. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at December 31, 2016 were caused by changes in interest rates. The portfolio included 61 securities, having an aggregate fair value of $627.2 million, which were in an unrealized loss position at December 31, 2016, compared to 66 securities, with an aggregate fair value of $752.7 million at December 31, 2015. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, and the Federal Home Loan Bank (“FHLB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $373.7 million and $335.8 million at December 31, 2016 and 2015, respectively. The increase in pledged available-for-sale investment securities was primarily attributable to an increase in average deposit account balances and client repurchase account balances during 2016. Certain investment securities may also be pledged as collateral for the line of credit at the FHLB of Topeka; however, no investment securities were pledged for this purpose at December 31, 2016 or December 31, 2015.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.4 years and 3.6 years at December 31, 2016 and 2015, respectively. This estimate is based on assumptions and actual results may differ. At December 31, 2016 and 2015, the duration of the total available-for-sale investment portfolio was 3.2 years and 3.4 years, respectively.

As of December 31, 2016, municipal securities with an amortized cost and fair value of $3.3 million were due after one year through five years, while municipal securities with an amortized cost and fair value of $0.6 million were due after five years through ten years. Other securities of $0.4 million as of December 31, 2016, have no stated contractual maturity date.

Held-to-maturity

At December 31, 2016 and 2015, the Company held $332.5 million and $427.5 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$263,411	$1,685	$(234)	$264,862
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	69,094	16	(1,399)	67,711
Total investment securities held-to-maturity	$332,505	$1,701	$(1,633)	$332,573

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$340,131	$2,911	$(230)	$342,812
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	87,372	35	(1,634)	85,773
Total investment securities held-to-maturity	$427,503	$2,946	$(1,864)	$428,585

The table below summarizes the held-to-maturity investment securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$27,799	$(234)	$—	$—	$27,799	$(234)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	26,992	(357)	32,146	(1,042)	59,138	(1,399)
Total	$54,791	$(591)	$32,146	$(1,042)	$86,937	$(1,633)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$34,641	$(205)	$853	$(25)	$35,494	$(230)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	28,490	(180)	45,872	(1,454)	74,362	(1,634)
Total	$63,131	$(385)	$46,725	$(1,479)	$109,856	$(1,864)

The held-to-maturity portfolio included 15 securities, having an aggregate fair value of $86.9 million, which were in an unrealized loss position at December 31, 2016, compared to 16 securities, with a fair value of $109.9 million, at December 31, 2015.

Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at December 31, 2016 or December 31, 2015. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at December 31, 2016, were caused by changes in interest rates.  The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $119.2 million and $156.5 million at December 31, 2016 and 2015, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of December 31, 2016 and 2015 was 3.5 years and 3.7 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 3.2 years and 3.4 years as of December 31, 2016 and 2015, respectively.

Note 5 Non-marketable Securities

Non-marketable securities include Federal Reserve Bank stock, FHLB stock and non-negotiable certificates of deposit. At December 31, 2016, the Company held $9.2 million of Federal Reserve Bank stock, $5.2 million of FHLB stock for regulatory or debt facility purposes and $0.5 million of non-negotiable certificates of deposit acquired as part of the Pine River acquisition. At December 31, 2015, the Company held $14.1 million of Federal Reserve Bank stock, $7.4 million of FHLB stock and $1.0 million of non-negotiable certificates of deposit acquired from the Pine River acquisition.

These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost. Management evaluated all of the non-marketable securities and concluded that no OTTI existed at December 31, 2016 or December 31, 2015.

Note 6 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC 310-30 and loans not accounted for under this guidance, which includes our originated loans. The carrying value of loans is net of discounts on loans excluded from ASC 310-30, and fees and costs of $6.3 million and $8.1 million at December 31, 2016 and 2015, respectively. At December 31, 2016, $14.4 million of non 310-30 loans were held-for-sale, most of which were in the residential real estate segment.

	December 31, 2016
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$39,280	$1,521,150	$1,560,430	54.6%
Commercial real estate non-owner occupied	89,150	437,642	526,792	18.4%
Residential real estate	16,524	728,361	744,885	26.0%
Consumer	898	27,916	28,814	1.0%
Total	$145,852	$2,715,069	$2,860,921	100.0%

	December 31, 2015
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$57,474	$1,369,946	$1,427,420	55.2%
Commercial real estate non-owner occupied	121,173	321,712	442,885	17.1%
Residential real estate	21,452	662,550	684,002	26.4%
Consumer	2,731	30,635	33,366	1.3%
Total	$202,830	$2,384,843	$2,587,673	100.0%

Delinquency for loans excluded from ASC 310-30 is shown in the following tables at December 31, 2016 and 2015:

	December 31, 2016
			Greater			Total	Loans > 90
	30-59	60-89	than 90			non	days past
	days past	days past	days past	Total past		310-30	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$3,134	$4,009	$1,078	$8,221	$1,066,475	$1,074,696	$—	$8,688
Owner occupied commercial real estate	583	216	56	855	220,689	221,544	—	2,056
Agriculture	501	—	—	501	134,136	134,637	—	1,905
Energy	2	—	6,548	6,550	83,723	90,273	—	12,645
Total Commercial	4,220	4,225	7,682	16,127	1,505,023	1,521,150	—	25,294
Commercial real estate non-owner occupied:
Construction	—	—	—	—	90,314	90,314	—	—
Acquisition/development	—	—	—	—	13,306	13,306	—	—
Multifamily	—	—	—	—	24,954	24,954	—	—
Non-owner occupied	—	—	28	28	309,040	309,068	—	66
Total commercial real estate	—	—	28	28	437,614	437,642	—	66
Residential real estate:
Senior lien	888	645	1,458	2,991	672,699	675,690	—	4,522
Junior lien	115	61	22	198	52,473	52,671	—	654
Total residential real estate	1,003	706	1,480	3,189	725,172	728,361	—	5,176
Consumer	83	8	—	91	27,825	27,916	—	181
Total loans excluded from ASC 310-30	$5,306	$4,939	$9,190	$19,435	$2,695,634	$2,715,069	$—	$30,717

	December 31, 2015
			Greater			Total	Loans > 90
	30-59	60-89	than 90			non	days past
	days past	days past	days past	Total past		310-30	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$2,252	$238	$49	$2,539	$890,350	$892,889	$—	$4,830
Owner occupied commercial real estate	370	111	66	547	184,072	184,619	—	1,273
Agriculture	441	58	1,222	1,721	143,837	145,558	—	1,984
Energy	23	5,781	—	5,804	141,076	146,880	—	12,008
Total Commercial	3,086	6,188	1,337	10,611	1,359,335	1,369,946	—	20,095
Commercial real estate non-owner occupied:
Construction	359	188	—	547	29,596	30,143	—	188
Acquisition/development	—	—	—	—	5,575	5,575	—	—
Multifamily	—	38	22	60	9,813	9,873	—	22
Non-owner occupied	2,340	182	968	3,490	272,631	276,121	—	1,013
Total commercial real estate	2,699	408	990	4,097	317,615	321,712	—	1,223
Residential real estate:
Senior lien	1,909	911	1,481	4,301	610,192	614,493	124	3,713
Junior lien	299	237	194	730	47,327	48,057	6	584
Total residential real estate	2,208	1,148	1,675	5,031	657,519	662,550	130	4,297
Consumer	239	26	38	303	30,332	30,635	36	32
Total loans excluded from ASC 310-30	$8,232	$7,770	$4,040	$20,042	$2,364,801	$2,384,843	$166	$25,647

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

Non-accrual loans excluded from the scope of ASC 310-30 totaled $30.7 million at December 31, 2016, representing an increase of $5.1 million, or 19.8%, from December 31, 2015. The increase was driven by activity within the commercial and industrial and energy sectors. Non-performing loans within the commercial and industrial sector increased $3.9 million from December 31, 2015, largely due to two loan relationships totaling $6.6 million at December 31, 2016, offset by charge-offs throughout the year. Non-performing energy loans totaled $12.6 million at December 31, 2016, representing an increase of $0.6 million from December 31, 2015. The increase was due to three energy loan relationships totaling $12.6 million at December 31, 2016 that were placed on non-accrual during 2016, mostly offset by two loan relationships resolved and charged-off during 2016.

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows at December 31, 2016 and 2015:

	December 31, 2016
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,041,326	$7,243	$25,636	$491	$1,074,696
Owner occupied commercial real estate	202,036	9,371	10,137	—	221,544
Agriculture	123,809	8,922	1,906	—	134,637
Energy	77,619	—	7,811	4,843	90,273
Total Commercial	1,444,790	25,536	45,490	5,334	1,521,150
Commercial real estate non-owner occupied:
Construction	90,099	—	215	—	90,314
Acquisition/development	10,758	2,548	—	—	13,306
Multifamily	22,495	238	2,221	—	24,954
Non-owner occupied	300,922	5,895	2,251	—	309,068
Total commercial real estate	424,274	8,681	4,687	—	437,642
Residential real estate:
Senior lien	669,148	1,215	5,316	11	675,690
Junior lien	51,250	178	1,243	—	52,671
Total residential real estate	720,398	1,393	6,559	11	728,361
Consumer	27,669	59	188	—	27,916
Total loans excluded from ASC 310-30	$2,617,131	$35,669	$56,924	$5,345	$2,715,069
Loans accounted for under ASC 310-30:
Commercial	$27,436	$610	$11,234	$—	$39,280
Commercial real estate non-owner occupied	38,895	967	45,520	3,768	89,150
Residential real estate	12,477	1,327	2,720	—	16,524
Consumer	721	17	160	—	898
Total loans accounted for under ASC 310-30	$79,529	$2,921	$59,634	$3,768	$145,852
Total loans	$2,696,660	$38,590	$116,558	$9,113	$2,860,921

	December 31, 2015
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$865,840	$8,363	$16,769	$1,917	$892,889
Owner occupied commercial real estate	174,108	5,595	4,916	—	184,619
Agriculture	132,450	2,440	10,668	—	145,558
Energy	92,152	36,503	16,098	2,127	146,880
Total Commercial	1,264,550	52,901	48,451	4,044	1,369,946
Commercial real estate non-owner occupied:
Construction	24,686	4,882	575	—	30,143
Acquisition/development	5,066	509	—	—	5,575
Multifamily	9,851	—	22	—	9,873
Non-owner occupied	262,035	8,091	5,722	273	276,121
Total commercial real estate	301,638	13,482	6,319	273	321,712
Residential real estate:
Senior lien	609,196	349	4,921	27	614,493
Junior lien	46,437	252	1,368	—	48,057
Total residential real estate	655,633	601	6,289	27	662,550
Consumer	30,483	67	85	—	30,635
Total loans excluded from ASC 310-30	$2,252,304	$67,051	$61,144	$4,344	$2,384,843
Loans accounted for under ASC 310-30:
Commercial	$35,384	$787	$21,303	$—	$57,474
Commercial real estate non-owner occupied	49,817	352	67,235	3,769	121,173
Residential real estate	16,960	1,604	2,888	—	21,452
Consumer	2,296	94	341	—	2,731
Total loans accounted for under ASC 310-30	$104,457	$2,837	$91,767	$3,769	$202,830
Total loans	$2,356,761	$69,888	$152,911	$8,113	$2,587,673

The Company’s substandard energy loans excluded from ASC 310-30 decreased $8.3 million from December 31, 2015, due to charge-offs of $9.9 million from two loan relationships in 2016, partially offset by one energy loan relationship totaling $3.2 million that was downgraded from special mention during 2016. Non 310-30 substandard loans within the commercial and industrial sector increased $8.9 million from December 31, 2015, primarily due to downgrades of two loan relationships totaling $7.7 million during 2016. Non 310-30 substandard loans within the agriculture sector decreased $8.8 million from December 31, 2015, due to a pay-off of one loan relationship totaling $8.4 million during 2016. Non 310-30 special mention loans within the owner occupied commercial real estate sector increased $3.8 million from December 31, 2015, due to a downgrade of one loan relationship totaling $4.3 million during 2016, partially offset by other net decreases of $0.5 million. Non 310-30 special mention loans within the agriculture sector increased $6.5 million from December 31, 2015, due to one loan relationship totaling $8.9 million downgraded to special mention during 2016, partially offset by a downgrade to substandard of one loan relationship totaling $1.6 million at December 31, 2015 and other decreases of $0.9 million during 2016.

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status, loans in bankruptcy, and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At December 31, 2016, the Company measured $28.2 million of impaired loans based on the fair value of the collateral less selling costs and $2.3 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate. Impaired loans totaling $7.8 million that individually were less than $250 thousand each, were measured through our general ALL reserves due to their relatively small size.

At December 31, 2016 and 2015, the Company’s recorded investment in impaired loans was $38.3 million and $37.4 million, respectively. Impaired loans at December 31, 2016 were primarily comprised of eight relationships totaling $25.3 million. Four of the relationships were in the commercial and industrial sector, three of the relationships were in the energy sector and one relationship was in the agriculture sector. Impaired loans had a collective related allowance for loan losses allocated to them of $2.4 million and $4.4 million at December 31, 2016 and 2015, respectively.

Additional information regarding impaired loans at December 31, 2016 and 2015 is set forth in the table below:

	December 31, 2016			December 31, 2015
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$8,671	$7,495	$—	$4,997	$4,995	$—
Owner occupied commercial real estate	3,350	3,197	—	2,218	2,150	—
Agriculture	2,044	1,987	—	1,877	1,878	—
Energy	17,142	6,105	—	5,815	5,749	—
Total commercial	31,207	18,784	—	14,907	14,772	—
Commercial real estate non-owner occupied:
Construction	—	—	—	190	188	—
Acquisition/development	—	—	—	—	—	—
Multifamily	33	33	—	—	—	—
Non-owner occupied	394	343	—	154	153	—
Total commercial real estate	427	376	—	344	341	—
Residential real estate:
Senior lien	1,551	1,426	—	947	941	—
Junior lien	54	51	—	113	112	—
Total residential real estate	1,605	1,477	—	1,060	1,052	—
Consumer	4	4	—	—	—	—
Total impaired loans with no related allowance recorded	$33,243	$20,641	$—	$16,311	$16,165	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$3,495	$3,464	$492	$4,537	$4,503	$1,918
Owner occupied commercial real estate	957	642	2	1,272	1,117	2
Agriculture	—	—	—	254	248	1
Energy	11,216	6,548	1,866	6,279	6,260	2,127
Total commercial	15,668	10,654	2,360	12,342	12,128	4,048
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	61	59	—
Non-owner occupied	261	255	1	1,642	1,630	274
Total commercial real estate	261	255	1	1,703	1,689	274
Residential real estate:
Senior lien	5,646	5,016	31	5,827	5,701	54
Junior lien	1,781	1,532	14	1,800	1,593	11
Total residential real estate	7,427	6,548	45	7,627	7,294	65
Consumer	188	184	2	86	86	1
Total impaired loans with a related allowance recorded	$23,544	$17,641	$2,408	$21,758	$21,198	$4,388
Total impaired loans	$56,787	$38,282	$2,408	$38,069	$37,363	$4,388

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the years ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$7,909	$252	$5,049	$266	$21,827	$414
Owner occupied commercial real estate	3,249	92	2,221	83	1,018	51
Agriculture	1,830	—	1,961	—	3,458	126
Energy	12,565	—	5,679	—	—	—
Total Commercial	25,553	344	14,910	349	26,303	591
Commercial real estate non-owner occupied:
Construction	—	—	188	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	368	22	157	—	—	—
Total commercial real estate	368	22	345	—	—	—
Residential real estate:
Senior lien	1,466	19	956	15	605	7
Junior lien	54	2	113	—	—	—
Total residential real estate	1,520	21	1,069	15	605	7
Consumer	4	—	—	—	—	—
Total impaired loans with no related allowance recorded	$27,445	$387	$16,324	$363	$26,908	$598
With a related allowance recorded:
Commercial:
Commercial and industrial	$3,545	$198	$6,273	$1	$893	$7
Owner occupied commercial real estate	703	20	1,230	27	1,166	40
Agriculture	162	5	276	4	158	—
Energy	10,008	—	3,092	—	—	—
Total Commercial	14,418	223	10,871	32	2,217	47
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	34	2	60	1	—	—
Non-owner occupied	268	13	1,667	48	1,095	56
Total commercial real estate	302	15	1,727	49	1,095	56
Residential real estate:
Senior lien	5,200	88	5,911	119	6,594	101
Junior lien	1,600	56	1,725	51	1,568	60
Total residential real estate	6,800	144	7,636	170	8,162	161
Consumer	196	—	92	1	265	1
Total impaired loans with a related allowance recorded	$21,716	$382	$20,326	$252	$11,739	$265
Total impaired loans	$49,161	$769	$36,650	$615	$38,647	$863

Interest income recognized on impaired loans noted in the table above, primarily represents interest earned on accruing troubled debt restructurings. Interest income recognized on impaired loans using the cash-basis method of accounting during the years ended December 31, 2016, 2015 and 2014 was immaterial.

Troubled debt restructurings

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR. At December 31, 2016 and 2015, the Company had $5.8 million and $8.4 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment.

Non-accruing TDRs at December 31, 2016 and 2015 totaled $16.7 million and $17.8 million, respectively.

During 2016, the Company restructured 17 loans with a recorded investment of $12.3 million at December 31, 2016 to facilitate repayment. Substantially all of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The table below provides additional information related to accruing TDRs at December 31, 2016 and 2015:

	December 31, 2016
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$3,302	$3,440	$3,464	$100
Commercial real estate non-owner occupied	538	572	590	—
Residential real estate	1,920	1,996	1,969	2
Consumer	7	9	7	—
Total	$5,767	$6,017	$6,030	$102

	December 31, 2015
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$5,874	$5,951	$5,918	$163
Commercial real estate non-owner occupied	388	394	389	—
Residential real estate	2,162	2,234	2,166	2
Consumer	12	15	12	—
Total	$8,436	$8,594	$8,485	$165

The following table summarizes the Company’s carrying value of non-accrual TDRs as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Commercial	$15,265	$16,297
Commercial real estate non-owner occupied	—	816
Residential real estate	1,301	678
Consumer	142	2
Total non-accruing TDRs	$16,708	$17,793

Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had five TDRs that were modified within the past twelve months and had defaulted on their restructured terms. The defaulted TDRs consisted of two commercial loans totaling $6.4 million, and three residential totaling loans $0.4 million. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings.

During 2015, the Company had five TDRs that were modified within the past 12 months and had defaulted on their restructured terms. The defaulted TDRs consisted of two commercial loans totaling $9.7 million and three consumer residential loans totaling $103 thousand. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest.

Loans accounted for under ASC 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically re-measured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during 2016 and 2015:

	December 31, 2016	December 31, 2015
Accretable yield beginning balance	$84,194	$113,463
Reclassification from non-accretable difference	14,316	22,392
Reclassification to non-accretable difference	(4,778)	(4,387)
Accretion	(33,256)	(47,274)
Accretable yield ending balance	$60,476	$84,194

Below is the composition of the net book value for loans accounted for under ASC 310-30 at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Contractual cash flows	$537,611	$627,843
Non-accretable difference	(331,283)	(340,819)
Accretable yield	(60,476)	(84,194)
Loans accounted for under ASC 310-30	$145,852	$202,830

Note 7 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the years ended December 31, 2016 and 2015:

	Year ended December 31, 2016
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$17,261	$4,166	$5,281	$411	$27,119
Non 310-30 beginning balance	16,473	3,939	5,245	385	26,042
Charge-offs	(20,684)	(280)	(408)	(771)	(22,143)
Recoveries	89	123	108	274	594
Provision	22,943	1,640	(558)	431	24,456
Non 310-30 ending balance	18,821	5,422	4,387	319	28,949
ASC 310-30 beginning balance	788	227	36	26	1,077
Charge-offs	—	(41)	—	(6)	(47)
Recoveries	—	—	—	—	—
(Recoupment) provision	(788)	34	(36)	(15)	(805)
ASC 310-30 ending balance	—	220	—	5	225
Ending balance	$18,821	$5,642	$4,387	$324	$29,174
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$2,360	$1	$46	$2	$2,409
Non 310-30 loans collectively evaluated for impairment	16,461	5,421	4,341	317	26,540
ASC 310-30 loans	—	220	—	5	225
Total ending allowance balance	$18,821	$5,642	$4,387	$324	$29,174
Loans:
Non 310-30 individually evaluated for impairment	$29,411	$631	$7,346	$188	$37,576
Non 310-30 collectively evaluated for impairment	1,491,739	437,011	721,015	27,728	2,677,493
ASC 310-30 loans	39,280	89,150	16,524	898	145,852
Total loans	$1,560,430	$526,792	$744,885	$28,814	$2,860,921

	Year ended December 31, 2015
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$10,384	$3,042	$3,771	$416	$17,613
Non 310-30 beginning balance	9,916	2,820	3,743	413	16,892
Charge-offs	(1,911)	(222)	(208)	(1,196)	(3,537)
Recoveries	98	141	140	230	609
Provision	8,370	1,200	1,570	938	12,078
Non 310-30 ending balance	16,473	3,939	5,245	385	26,042
ASC 310-30 beginning balance	468	222	28	3	721
Charge-offs	—	—	—	(10)	(10)
Recoveries	—	—	—	—	—
Provision (recoupment)	320	5	8	33	366
ASC 310-30 ending balance	788	227	36	26	1,077
Ending balance	$17,261	$4,166	$5,281	$411	$27,119
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$4,048	$275	$65	$1	$4,389
Non 310-30 loans collectively evaluated for impairment	12,425	3,664	5,180	384	21,653
ASC 310-30 loans	788	227	36	26	1,077
Total ending allowance balance	$17,261	$4,166	$5,281	$411	$27,119
Loans:
Non 310-30 individually evaluated for impairment	$26,299	$1,690	$7,593	$86	$35,668
Non 310-30 collectively evaluated for impairment	1,343,647	320,022	654,957	30,549	2,349,175
ASC 310-30 loans	57,474	121,173	21,452	2,731	202,830
Total loans	$1,427,420	$442,885	$684,002	$33,366	$2,587,673

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

The Company had $21.6 million of net charge-offs on non 310-30 loans during 2016, of which $19.1 million were from the energy portfolio. Management’s evaluation of credit quality resulted in a provision for loan losses on non 310-30 loans of $24.5 million during 2016, of which $18.9 million was from the energy portfolio. During 2015, The Company had $2.9 million of net charge-offs on non ASC 310-30 loans and recorded a provision for loan losses on non 310-30 loans of $12.1 million.

During 2016 and 2015, the Company re-measured the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement in 2016 resulted in a net recoupment of $805 thousand, which was comprised primarily of a $788 thousand recoupment in the commercial segment. The re-measurement in 2015 resulted in a provision of $366 thousand, which was comprised primarily of a $320 thousand commercial segment provision.

Note 8 Premises and Equipment

Premises and equipment consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Land	$29,864	$29,991
Buildings and improvements	69,980	71,908
Equipment	42,067	39,382
Total premises and equipment, at cost	141,911	141,281
Less: accumulated depreciation and amortization	(46,240)	(38,178)
Premises and equipment, net	$95,671	$103,103

The Company incurred $8.7 million, $10.1 million and $10.6 million of depreciation expense during 2016, 2015 and 2014, respectively, as a component of occupancy and equipment expense in the consolidated statements of operations. The Company disposed of $3.5 million, $0.1 million and $1.0 million of premises and equipment, net, during 2016, 2015 and 2014, respectively.

During 2015, the Company consolidated three banking centers in the Bank Midwest network. During the first quarter of 2016, the Company announced the consolidation of seven banking centers in the Community Banks of Colorado network. The banking center consolidations resulted in certain buildings to be classified as held-for-sale, which were adjusted to the lower of the carrying amount or fair value less cost to sell. The adjustment totaled $1.4 million and is included in the consolidated statements of operations. At December 31, 2016, the Company held one building related to these consolidations.

During 2016, the Company entered into definitive agreements for the sale of four banking centers expected to close during the second quarter of 2017. The sale includes buildings classified as held-for-sale with an estimated fair value of $1.6 million at December 31, 2016.

Space in certain facilities is leased under operating leases. Below is a summary of future minimum lease payments for the years following 2016:

2017	$3,328
2018	3,161
2019	3,050
2020	2,942
2021	3,027
Thereafter	15,322
Total	$30,830

Note 9 Other Real Estate Owned

A summary of the activity in the OREO balances during 2016 and 2015 is as follows:

	For the years ended December 31,
	2016	2015
Beginning balance	$20,814	$29,120
Purchases through acquisition, at fair value	—	1,488
Transfers from loan portfolio, at fair value	6,868	4,576
Impairments	(298)	(1,580)
Sales, net	(11,722)	(12,790)
Ending balance	$15,662	$20,814

The OREO balances exclude $1.6 million and $5.5 million at December 31, 2016 and 2015, respectively, of the Company’s minority interests in OREO, which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests. Included in Sales, net are net gains of $4.4 million and $2.8 million for the years ended December 31, 2016 and 2015, respectively.

Note 10 Goodwill and Intangible Assets

In connection with our acquisitions, the Company recorded core deposit intangible assets of $38.4 million. The Company is amortizing the core deposit intangibles on a straight line basis over 7 years from the date of the respective acquisitions, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $5.5 million, $5.4 million and $5.3 million during 2016, 2015 and 2014, respectively. The following table shows the estimated future amortization expenses.

2017	$5,480
2018	1,122
2019	135
2020	135
2021	135

The accumulated amortization of the core deposit intangible assets was $31.5 million and $25.8 million at December 31, 2016 and 2015, respectively.

The Company had goodwill of $59.6 million at December 31, 2016, 2015 and 2014. The goodwill is measured as the excess of the fair value of consideration paid over the fair value of assets acquired. No goodwill impairment was recorded during 2016, 2015 or 2014.

Note 11 Deposits

Total deposits were $3.9 billion and $3.8 billion at December 31, 2016 and 2015, respectively. Time deposits were $1.2 billion at both December 31, 2016 and 2015. At December 31, 2016, deposits totaling $103.0 million were held-for-sale, including $51.6 million of time deposits. The following table summarizes the Company’s time deposits, based upon contractual maturity, at December 31, 2016 and 2015, by remaining maturity:

	December 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Three months or less	$200,054	0.59%	$214,724	0.53%
Over 3 months through 6 months	205,875	0.70%	200,771	0.52%
Over 6 months through 12 months	382,852	0.76%	391,750	0.68%
Over 12 months through 24 months	244,135	0.90%	271,353	0.81%
Over 24 months through 36 months	76,865	1.32%	65,306	1.25%
Over 36 months through 48 months	50,921	1.44%	36,955	1.39%
Over 48 months through 60 months	7,303	1.32%	7,942	1.08%
Thereafter	4,041	1.19%	5,082	1.48%
Total time deposits	$1,172,046	0.82%	$1,193,883	0.72%

The Company incurred interest expense on deposits as follows during the periods indicated:

	For the years ended December 31,
	2016	2015	2014
Interest bearing demand deposits	$369	$315	$317
Money market accounts	3,600	3,372	3,467
Savings accounts	1,016	837	539
Time deposits	8,978	9,085	9,797
Total	$13,963	$13,609	$14,120

The Federal Reserve System requires cash balances to be maintained at the Federal Reserve Bank based on certain deposit levels. There was no minimum reserve requirement for the Bank at December 31, 2016. The aggregate amount of certificates of deposit in denominations that meet or exceed the FDIC insurance limit was $119.7 million and $86.9 million at December 31, 2016 and 2015, respectively.

Note 12 Borrowings

The following table sets forth selected information regarding repurchase agreements during 2016, 2015 and 2014:

	As of and for the years ended December 31,
	2016	2015	2014
Maximum amount of outstanding agreements at any month end during the period	$154,404	$288,591	$133,552
Average amount outstanding during the period	$109,246	$197,726	$99,057
Weighted average interest rate for the period	0.14%	0.09%	0.13%

As of December 31, 2016, 2015 and 2014, the Company had pledged mortgage-backed securities with a fair value of approximately $99.1 million, $205.7 million and $152.4 million, respectively, for securities sold under agreements to repurchase. Additionally, there was $7.0 million, $68.1 million and $18.8 million of excess collateral pledged for repurchase agreements at December 31, 2016, 2015 and 2014, respectively.

The vast majority of the Company’s repurchase agreements are overnight transactions with clients that mature the day after the transaction. During 2016, 2015 and 2014, the overnight agreements had a weighted average interest rate of 0.17%, 0.18% and 0.13%, respectively. At December 31, 2016, 2015 and 2014 none of the Company’s repurchase agreements were for periods longer than one day. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the consolidated financial statements.

As a member of the FHLB of Topeka, the Bank has access to a line of credit and term financing from the FHLB with available credit of $903.9 million at December 31, 2016. Total advances under the line of credit at December 31, 2016 were $13.7 million with an interest rate of 0.72%, and had certain loans pledged as collateral. The Bank had no outstanding advances at December 31, 2015 and 2014.

At December 31, 2016, 2015 and 2014, the Bank had $25.0 million in term advances from the FHLB of Des Moines. All of the outstanding advances have fixed interest rates of 1.81% - 2.33%, with maturity dates of 2018 - 2020. The Bank had investment securities pledges as collateral for FHLB of Des Moines advances in the amount of $28.8 million, $41.7 million and $0.0 million at December 31, 2016, 2015 and 2014, respectively. Interest expense related to FHLB advances totaled $693 thousand, $666 thousand and $164 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 13 Regulatory Capital

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

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier 1 common risk-based ratio was defined. Under the Basel III requirements, at December 31, 2016, the Company and the Bank met all capital requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

In February 2016, the Bank received approval from the Colorado Division of Banking and the Federal Reserve Bank of Kansas City to permanently reduce the Bank's capital by $140.0 million. As a result, the Bank distributed $140.0 million in cash to the Company in February 2016.

At December 31, 2016 and 2015, the Bank met the requirements to be considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain capital ratios as set forth in the table below. The following table sets forth the capital ratios of the Company and the Bank at December 31, 2016 and 2015:

	December 31, 2016
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.4%	$470,259	N/A	N/A	4.0%	$181,019
NBH Bank	8.6%	389,189	4.5%	$202,903	4.0%	180,358
Common equity tier 1 risk-based capital:
Consolidated	14.2%	$470,259	N/A	N/A	4.5%	$203,647
NBH Bank	11.8%	389,189	6.5%	$293,082	4.5%	202,903
Tier 1 risk-based capital ratio:
Consolidated	14.2%	$470,259	N/A	N/A	6.0%	$199,467
NBH Bank	11.8%	389,189	8.0%	$264,596	6.0%	198,447
Total risk-based capital ratio:
Consolidated	15.0%	$499,759	N/A	N/A	8.0%	$265,955
NBH Bank	12.7%	418,689	10.0%	$330,745	8.0%	264,596

(1)

	December 31, 2015
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.8%	$550,368	N/A	N/A	4.0%	$187,325
NBH Bank	11.2%	519,766	5.0%	$464,078	4.0%	185,631
Common equity tier 1 risk-based capital:
Consolidated	17.5%	$550,368	N/A	N/A	4.5%	$210,741
NBH Bank	16.6%	519,766	6.5%	$301,651	4.5%	208,835
Tier 1 risk-based capital ratio:
Consolidated	17.5%	$550,368	N/A	N/A	6.0%	$189,101
NBH Bank	16.6%	519,766	8.0%	$344,989	6.0%	188,176
Total risk-based capital ratio:
Consolidated	18.4%	$578,448	N/A	N/A	8.0%	$252,134
NBH Bank	17.5%	547,846	10.0%	$376,352	8.0%	250,901

Note 14 FDIC Loss-Sharing Related

During the fourth quarter of 2015, the Bank entered into an early termination agreement with the FDIC, terminating its loss-share agreements with the FDIC. The Bank paid consideration of $15.1 million to the FDIC for the termination of the agreements. Additionally, the Bank recorded a pre-tax gain of $4.9 million in the fourth quarter of 2015, which was recorded in FDIC loss-sharing related income in the consolidated statements of operations. FDIC related income was $0, $(15.6) million and $(36.6) million for 2016, 2015 and 2014, respectively.  The amounts in 2015 and 2014 were mostly driven by the FDIC indemnification asset amortization.

Note 15 Stock-based Compensation and Benefits

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

As of December 31, 2016, the aggregate number of Class A common stock available for issuance under the 2014 Plan is 5,588,905 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders. Upon an option exercise, it is the Company’s policy to issue shares from treasury stock.

To date, the Company has issued stock options, restricted stock and performance stock units under the plans. The Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.

Stock options

The Company issued stock options during 2016, 2015 and 2014 which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest on a graded basis over 1-4 years of continuous service and have 7-10 year contractual terms.

Below are the weighted average assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s stock options granted in 2016, 2015 and 2014:

	2016	2015	2014
Weighted average fair value	$4.24	$4.37	$6.08
Weighted average risk-free interest rate (1)	1.47%	1.59%	2.02%
Expected volatility (2)	22.47%	23.87%	33.94%
Expected term (years) (3)	6.09	6.01	6.01
Dividend yield (4)	1.02%	1.05%	1.06%

(1)	The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term.
(2)

Expected volatility was calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with those of a peer group of eight comparable publicly traded companies for a period commensurate with the expected term of the options.

(3)	The expected term was estimated to be the average of the contractual vesting term and time to expiration.
(4)

The dividend yield was assumed to be zero for grants made prior to the initial public offering and for subsequent grants was assumed to be $0.05 per share per quarter and $0.07 per share per quarter after October 18, 2016 in accordance with the Company’s dividend policy at the time of grant.

The Company issued stock options in accordance with the 2014 Plan during 2016. The following table summarizes stock option activity for 2016:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2015	2,596,251	$19.84	4.77	$3,968
Granted	175,693	19.74
Forfeited	(39,768)	19.25
Surrendered	(451,766)	19.98
Exercised	(83,004)	19.91
Expired	(11,484)	19.68
Outstanding at December 31, 2016	2,185,922	$19.81	4.85	$7,753
Options exercisable at December 31, 2016	1,851,858	$19.91	3.46	$6,060
Options expected to vest	313,403	$19.34	8.32	$1,266

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.7 million, $0.7 million and $1.2 million for 2016, 2015 and 2014, respectively. At December 31, 2016, there was $0.6 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes the Company’s outstanding stock options:

			Options outstanding			Options exercisable
				Weighted average
			Number	remaining contractual	Weighted average	Number	Weighted average
Range of exercise price			outstanding	life (years)	exercise price	exercisable	exercise price
$18.00	-	18.99	162,815	6.72	$18.51	91,978	$18.57
$19.00	-	19.99	279,718	8.77	$19.38	40,515	$19.17
$20.00 and above			1,743,389	3.32	$20.02	1,719,365	$20.00

Restricted stock awards

The Company issued time based restricted stock during 2016, 2015 and 2014. The restricted stock awards vest over a range of a 1 – 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period. Restricted stock awards with market vesting components (granted in 2010, 2011 and 2012) were valued using a Monte Carlo Simulation with 100,000 simulation paths to assess the expected percentage of vested shares. A Geometric Brownian Motion was used for simulating the equity prices for a period of ten years and if the restricted stock were not vested during the ten-year period, it was assumed they were forfeited.

During the year ended December 31, 2016, the Company granted market-based stock awards of 26,594 shares in accordance with the 2014 Plan. These shares have a five-year performance period. The restricted stock shares vest upon the later of the Company’s stock price achieving an established price goal during the performance period, and the third anniversary of the date of grant. The fair value of these awards was determined using a Monte Carlo Simulation at grant date. The grant date fair value of these awards was $11.28. As of December 31, 2016, the market-based performance condition had been met for these awards and the total unrecognized compensation cost related to these non-vested awards totaled $0.3 million, and is expected to be recognized over a weighted average period of approximately 2.2 years.

Performance stock units

During the year ended December 31, 2016, the Company granted 91,342 performance stock units in accordance with the 2014 Plan. These performance stock units granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit of the EPS target portion and the TSR target portion was $19.56 and $16.52, respectively. As of December 31, 2016, the total unrecognized compensation cost related to these non-vested units totaled $1.0 million, and is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes restricted stock activity during 2016:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	shares	date fair value	stock units	date fair value
Unvested at December 31, 2015	836,031	$15.42	—	$—
Vested	(249,766)	15.99	—	—
Granted	122,992	19.15	91,342	18.22
Forfeited	(28,597)	18.95	(6,047)	18.22
Surrendered	(181,389)	15.50	—	—
Unvested at December 31, 2016	499,271	$15.82	85,295	$18.22

Expense related to non-vested restricted awards and units totaled $2.6 million, $2.6 million and $2.3 million during 2016, 2015 and 2014, respectively, and is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods is the six-month period commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There is no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 366,337 was available for issuance.

Under the ESPP, employees purchased 19,178 shares during 2016.

Note 16 Warrants

The Company had 250,750 and 725,750 outstanding warrants to purchase Company stock as of December 31, 2016 and 2015, respectively. The warrants were granted to certain lead investors of the Company at the time of the Company’s initial capital raise (2009-2010), all with an exercise price of $20.00 per share. During 2016, 475,000 warrants were exercised in non-cash transactions. The modified term of the warrants outstanding at December 31, 2016 is for ten years and six months from the date of grant and expires on September 15, 2020.

During 2015, the Company modified its remaining warrant agreements resulting in the reclassification of $3.1 million to additional paid-in capital included in the consolidated statements of financial condition as of December 31, 2015. Prior to the warrants reclassification to additional paid-in-capital during 2015, the warrants were revalued each reporting period. The Company recorded an expense of $0.1 million in 2015 and a benefit of $3.0 million in 2014, in the consolidated statements of operations, resulting from the change in fair value of the warrant liability.

Note 17 Common Stock

During 2016, the Company repurchased 4,500,936 shares for $93.6 million.

On August 5, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. The remaining authorization under this program at December 31, 2016 was $12.6 million.

The Company had 26,386,583 and 30,358,509 shares of Class A common stock outstanding at December 31, 2016 and 2015, respectively. Additionally, the Company had 499,271 and 836,031 shares outstanding at December 31, 2016 and 2015, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

Note 18 Income Per Share

The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 15.

The Company had 26,386,583 and 30,358,509 shares outstanding (inclusive of Class A and B) as of December 31, 2016 and 2015, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted income per share because to do so would have been anti-dilutive for 2016, 2015 and 2014.

The following table illustrates the computation of basic and diluted income per share for 2016, 2015 and 2014:

	For the years ended December 31,
	2016	2015	2014
Net income	$23,060	$4,881	$9,176
Less: income allocated to participating securities	(52)	(53)	(38)
Income allocated to common shareholders	$23,008	$4,828	$9,138
Weighted average shares outstanding for basic income per common share	28,313,061	34,349,996	42,404,609
Dilutive effect of equity awards	704,831	9,321	16,405
Dilutive effect of warrants	73,451	4,170	—
Weighted average shares outstanding for diluted income per common share	29,091,343	34,363,487	42,421,014
Basic income per share	$0.81	$0.14	$0.22
Diluted income per share	$0.79	$0.14	$0.22

The Company had 2,185,922, 2,596,251 and 3,597,111 outstanding stock options to purchase common stock at weighted average exercise prices of $19.81, $19.84 and $19.90 per share at December 31, 2016, 2015 and 2014, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, the Company had outstanding warrants to purchase the Company’s common stock totaling 250,750, 725,750 and 830,750 as of December 31, 2016, 2015 and 2014, respectively. The warrants have an exercise price of $20.00, which had a dilutive effect of 73,451 and 4,170 shares during 2016 and 2015, respectively, and were out-of-the-money for purposes of dilution calculations during 2014. The Company had 499,271, 836,031 and 955,398 unvested restricted shares outstanding as of December 31, 2016, 2015 and 2014, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares is dilutive.

Note 19 Income Taxes

(a) Income taxes

Total income taxes for 2016, 2015 and 2014 were allocated as follows:

	For the years ended December 31,
	2016	2015	2014
Current expense:
U.S. federal	$1,868	$3,536	$17,032
State and local	117	311	1,909
Total current income tax expense	1,985	3,847	18,941
Deferred expense (benefit):
U.S. federal	626	(710)	(13,830)
State and local	336	(93)	(1,946)
Total deferred income tax expense (benefit)	962	(803)	(15,776)
Income tax expense	$2,947	$3,044	$3,165

(b) Tax Rate Reconciliation

Income tax expense attributable to income before taxes was $3.0 million, $3.0 million and $3.2 million for 2016, 2015 and 2014, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	For the years ended December 31,
	2016	2015	2014
Income tax at federal statutory rate (35%)	$9,103	$2,774	$4,319
State income taxes, net of federal benefits	295	142	(24)
Tax-exempt loan interest income	(3,798)	(2,568)	(889)
Bank-owned life insurance income	(724)	(576)	(177)
Stock-based compensation	(2,002)	3,520	930
Warrant valuation	—	37	(1,034)
Bargain purchase gain	—	(367)	—
Other	73	82	40
Income tax expense	$2,947	$3,044	$3,165

(c) Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Excess tax basis of acquired loans over carrying value	$5,865	$3,477
Allowance for loan losses	11,063	10,315
Intangible assets	12,279	14,284
Other real estate owned	—	2,103
Accrued stock-based compensation	7,429	9,795
Accrued compensation	3,296	3,112
Capitalized start-up costs	4,554	5,076
Accrued expenses	2,218	2,550
Net deferred loan fees	1,198	1,191
Net operating loss	2,177	1,424
Federal tax credits	1,888	504
Net unrealized losses on investment securities	1,082	—
Other	1,526	1,354
Total deferred tax assets	54,575	55,185
Deferred tax liabilities:
Net unrealized gains on investment securities	—	(57)
Premises and equipment	(937)	(2,133)
Other real estate owned	(426)	—
Prepaid expenses	(402)	(362)
Total deferred tax liabilities	(1,765)	(2,552)
Net deferred tax asset	$52,810	$52,633

At December 31, 2016, the Company has federal and state net operating loss carryovers (NOLs) of $5.6 million and $5.9 million, respectively, which are available to offset future taxable income. The federal NOLs expire in varying amounts through 2036, and the state NOLs expire in varying amounts between 2026 and 2036. The Company also has a minimum tax credit carryover of $1.9 million that does not expire. The minimum tax credit is available to reduce income tax obligations in future periods to the extent they exceed the calculated alternative minimum tax. The Company does not expect any tax attribute carryovers to expire before they are utilized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. For the years ended December 31, 2016 and 2015, management believes a valuation allowance on the deferred tax asset is not necessary based on the current and future projected earnings of the Company. The Company has no ASC 740-10 unrecognized tax benefits recorded as of December 31, 2016 and 2015 and does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. The Company and its subsidiary bank are subject to income tax by federal, state and local government taxing authorities. The Company’s tax returns for the years ended December 31, 2013 through 2016 remain subject to examination for U.S. federal income tax authorities. The years open to examination by state and local government authorities vary by jurisdiction.

Certain stock-based compensation awards granted by the Company have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share prices of the Company's stock that is required for vesting range from $32.00 to $34.00 per share. The strike prices for options range from $18.09 to $23.75, with a large portion of the awards having strike prices of $20.00. Depending on the movement in our stock price, these stock-based compensation awards may create either an excess tax benefit or tax deficiency depending on the relationship between the fair value at the time of vesting or exercise and the estimated fair value recorded at the time of grant. The Company adopted ASU 2016-09 effective January 1, 2016, which results in recording the excess tax benefit or tax deficiency as a component of tax benefit or expense in the consolidated statements of operations. During 2016, the Company recorded $2.1 million of excess tax benefit related to the settlement of certain awards during the period as a component of income tax expense in the consolidated statements of operations. During 2015, the Company recorded a tax deficiency of $3.7 million in income tax expense resulting from expired or exercised awards. As of December 31, 2016, the Company had a $7.4 million deferred tax asset related to stock-based compensation, $5.6 million of which is associated with executive officers still employed by the Company.

Note 20 Derivatives

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of December 31, 2016 and 2015.

Information about the valuation methods used to measure fair value is provided in note 22.

		Asset derivatives fair value			Liability derivatives fair value
	Balance sheet	December 31,	December 31,	Balance sheet	December 31,	December 31,
	location	2016	2015	location	2016	2015
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$9,528	$388	Other liabilities	$1,381	$6,232
Total derivatives designated as hedging instruments		$9,528	$388		$1,381	$6,232

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$1,900	$1,959	Other liabilities	$1,898	$2,083
Interest rate lock commitments	Other assets	149	—	Other liabilities	6	—
Forward contracts	Other assets	138	—	Other liabilities	20	—
Forward loan sales agreements	Loans held for sale	—	—	Loans held for sale	161	—
Total derivatives not designated as hedging instruments		$2,187	$1,959		$2,085	$2,083

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2016, the Company had 42 interest rate swaps with a notional amount of $313.0 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. The Company had 31 outstanding interest rate swaps with a notional amount of $273.3 million that were designated as fair value hedges as of December 31, 2015.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During 2016, the Company recognized a net gain of $293 thousand in non-interest income related to hedge ineffectiveness. During 2015, the Company recognized a net loss of $198 thousand in non-interest income related to hedge ineffectiveness.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2016, the Company had 36 matched interest rate swap transactions with an aggregate notional amount of $132.6 million related to this program. As of December 31, 2015, the Company had 20 matched interest rate swap transactions with an aggregate notional amount of $68.1 million related to this program.

As part of its mortgage banking activities, the Company enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Company then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs ("best efforts") or commits to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Fair value changes of certain loans under interest rate lock commitments are hedged with forward sales contracts of MBS. Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in non-interest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.

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

The Company had 78 interest rate lock commitments with a notional value of $13.8 million and 11 forward contracts with a notional value of $11.8 million at December 31, 2016. The Company had 70 forward loan sales commitments with a notional value of $12.0 million at December 31, 2016. At December 31, 2015, the Company had no mandatory delivery interest rate lock commitments, forward sale contracts or forward loan sales commitments, and the best efforts mortgage banking derivatives were immaterial to the consolidated financial statements.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for 2016 and 2015:

	Location of gain (loss)	Amount of gain or (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the years ended December 31,
hedging relationships	derivatives	2016	2015
Interest rate products	Other non-interest income	$8,183	$(2,648)
Total		$8,183	$(2,648)

	Location of gain (loss)	Amount of gain or (loss) recognized in income on hedged items
	recognized in income on	For the years ended December 31,
Hedged items	hedged items	2016	2015
Interest rate products	Other non-interest income	$(7,890)	$2,450
Total		$(7,890)	$2,450

	Location of gain (loss)	Amount of gain or (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the years ended December 31,
as hedging instruments	derivatives	2016	2015
Interest rate products	Other non-interest expense	$129	$43
Interest rate lock commitments	Gain on sale of mortgages, net	142	—
Forward contracts	Gain on sale of mortgages, net	118	—
Forward loan sales agreements	Gain on sale of mortgages, net	(161)	—
Total		$228	$43

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

As of December 31, 2016, the termination value of derivatives in a net liability position related to these agreements was $1.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of December 31, 2016, the Company had posted $0.8 million in eligible collateral. If the Company had breached any of these provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

Note 21 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans in the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At December 31, 2016 and 2015, the Company had loan commitments totaling $602.2 million and $627.2 million, respectively, and standby letters of credit that totaled $13.5 million and $9.8 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Commitments to fund loans	$149,391	$261,004
Credit card lines of credit	—	18,418
Unfunded commitments under lines of credit	452,851	347,822
Commercial and standby letters of credit	13,532	9,770
Total unfunded commitments	$615,774	$637,014

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

Credit card lines of credit—The Company extends lines of credit to clients through the use of credit cards issued by the Bank. These lines of credit represent the maximum amounts allowed to be funded, many of which will not exhaust the established limits, and as such, these amounts are not necessarily representations of future cash requirements or credit exposure. During the first quarter of 2016, the Company sold its credit card lines of credit and entered into a joint marketing agreement with an unrelated third-party. As a result of this action, the Company will be able to better provide small business and consumer clients with access to a more competitive suite of products and services.

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

Note 22 Fair Value Measurements

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During 2016 and 2015, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At December 31, 2016 and 2015, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015, in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$227,160	$—	$227,160
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	652,739	—	652,739
Municipal securities	—	3,648	—	3,648
Interest rate swap derivatives	—	11,428	—	11,428
Mortgage banking derivatives	—	—	287	287
Total assets at fair value	$—	$894,975	$287	$895,262
Liabilities:
Interest rate swap derivatives	$—	$3,279	$—	$3,279
Mortgage banking derivatives	—	—	187	187
Total liabilities at fair value	$—	$3,279	$187	$3,466

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$310,978	$—	$310,978
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	845,543	—	845,543
Interest rate swap derivatives	—	2,347	—	2,347
Total assets at fair value	$—	$1,158,868	$—	$1,158,868
Liabilities:
Interest rate swap derivatives	$—	$8,315	$—	$8,315
Total liabilities at fair value	$—	$8,315	$—	$8,315

The table below details the changes in level 3 financial instruments during 2016:

Mortgage banking
derivatives, net
Balance at December 31, 2015	$—
Gain included in earnings, net	100
Balance at December 31, 2016	$100

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At December 31, 2016, the Company measured three loans not accounted for under ASC 310-30 at fair value on a non-recurring basis with a carrying balance of $10.5 million and specific reserve balance of $2.4 million. At December 31, 2015, the Company measured six loans not accounted for under ASC 310-30 at fair value on a non-recurring basis with a carrying balance of $11.9 million and specific reserve balance of $4.3 million.

The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.

OREO is recorded at the lower of the cost basis or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $0.3 million and $1.6 million of OREO impairments in the consolidated statements of operations during 2016 and 2015, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.

Premises and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often invoices obtaining third party appraisals from certified real estate appraisers. These fair value measurements are classified as level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The Company recognized $1.4 million of impairments in the consolidated statements of operations related to banking centers classified as held-for-sale during the year ended December 31, 2015.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis at December 31, 2016 and 2015:

	December 31, 2016
	Total	Losses from fair value changes
Other real estate owned	$15,662	$154
Impaired loans	38,282	15,200

	December 31, 2015
	Total	Losses from fair value changes
Other real estate owned	$20,814	$1,580
Impaired loans	37,363	1,424
Premises and Equipment	2,101	1,411

The Company did not record any liabilities for which the fair value was made on a non-recurring basis during 2016 and 2015.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments classified as level 3 of the fair value hierarchy as of December 31, 2016. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO and premises and equipment. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved:

	Fair value at
	December 31, 2016	Valuation Technique	Unobservable Input	Qualitative Measures
Other available-for-sale securities	$419	Par value	Par value
Municipal securities	265	Par value	Par value
Impaired loans	38,282	Appraised value	Appraised values
			Discount rate	0% - 25%

Note 23 Fair Value of Financial Instruments

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

The fair value of financial instruments at December 31, 2016 and 2015, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair value	December 31, 2016		December 31, 2015
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$152,736	$152,736	$166,092	$166,092
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	227,160	227,160	310,978	310,978
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	652,739	652,739	845,543	845,543
Municipal securities	Level 2	3,648	3,648	—	—
Municipal securities	Level 3	265	265	306	306
Other available-for-sale securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	263,411	264,862	340,131	342,812
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	69,094	67,711	87,372	85,773
Non-marketable securities	Level 2	14,949	14,949	22,529	22,529
Loans receivable	Level 3	2,860,921	2,879,860	2,587,673	2,613,381
Loans held-for-sale	Level 2	24,187	24,187	13,292	13,292
Accrued interest receivable	Level 2	12,562	12,562	12,190	12,190
Interest rate swap derivatives	Level 2	11,428	11,428	2,347	2,347
Mortgage banking derivatives	Level 3	287	287	—	—
LIABILITIES
Deposit transaction accounts	Level 2	2,696,603	2,696,603	2,646,794	2,646,794
Time deposits	Level 2	1,172,046	1,172,046	1,193,883	1,193,883
Securities sold under agreements to repurchase	Level 2	92,011	92,011	136,523	136,523
Federal Home Loan Bank advances	Level 2	38,665	39,324	40,000	40,919
Accrued interest payable	Level 2	4,973	4,973	4,319	4,319
Interest rate swap derivatives	Level 2	3,279	3,279	8,315	8,315
Mortgage banking derivatives	Level 3	187	187	—	—

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

Deposits

The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits, taking into account the option for early withdrawal. The discount rate is estimated using the rates offered by the Company, at the respective measurement dates, for deposits of similar remaining maturities. The fair value of time deposits has a floor equal to the carrying value as the amount payable on demand would approximate the carrying value.

Derivative assets and liabilities

Fair values for derivative assets and liabilities are fully described in note 20.

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

Note 24 Parent Company Only Financial Statements

Parent company only financial information for National Bank Holdings Corporation is summarized as follows:

Condensed Statements of Financial Condition

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$64,691	$15,739
Investment in subsidiaries	455,120	586,942
Other assets	16,996	15,415
Total assets	$536,807	$618,096
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$618	$552
Total liabilities	618	552
Stockholders’ equity	536,189	617,544
Total liabilities and stockholders’ equity	$536,807	$618,096

Condensed Statements of Operations

	For the years ended December 31,
	2016	2015	2014
Income
Interest income	$24	$—	$2
Undistributed equity from subsidiaries	(129,956)	(74,131)	11,712
Distributions from subsidiaries	155,353	86,000	—
Other income	—	1,048	—
Total income	25,421	12,917	11,714
Expenses
Salaries and benefits	3,529	3,349	3,572
Other expenses	3,578	3,597	751
Total expenses	7,107	6,946	4,323
Income before income taxes	18,314	5,971	7,391
Income tax (benefit) expense	(4,746)	1,090	(1,785)
Net income	$23,060	$4,881	$9,176

Condensed Statements of Cash Flows

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$23,060	$4,881	$9,176
Undistributed equity from subsidiaries	(25,388)	(11,869)	(11,712)
Stock-based compensation expense	3,492	3,349	3,572
Net excess tax (benefit) deficit on stock-based compensation	(2,078)	3,677	15
Other	418	(1,042)	(2,333)
Net cash used in operating activities	(496)	(1,004)	(1,282)
Cash flows from investing activities:
Outlay for business combinations	—	(9,482)	—
Dividend payment from subsidiary equity	15,353	—	—
Return of capital from investments in subsidiaries	140,000	86,000	—
Net cash provided by investing activities	155,353	76,518	—
Cash flows from financing activities:
Issuance of stock under purchase and equity compensation plans	(6,201)	(952)	(576)
Proceeds from exercise of stock options	—	160	—
Settlement of warrants	—	(368)	—
Payment of dividends	(6,131)	(6,711)	(8,476)
Repurchase of shares	(93,573)	(175,048)	(119,370)
Net cash used in financing activities	(105,905)	(182,919)	(128,422)
Net increase (decrease) in cash and cash equivalents	48,952	(107,405)	(129,704)
Cash and cash equivalents at beginning of the year	15,739	123,144	252,848
Cash and cash equivalents at end of the year	$64,691	$15,739	$123,144

Note 25 Quarterly Results of Operations (unaudited)

The following is a summary of quarterly results:

	December 31, 2016
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$39,658	$40,764	$38,472	$41,554	$160,448
Interest expense	3,873	3,700	3,719	3,516	14,808
Net interest income before provision for loan losses	35,785	37,064	34,753	38,038	145,640
Provision for loan losses	1,282	5,293	6,457	10,619	23,651
Net interest income after provision for loan losses	34,503	31,771	28,296	27,419	121,989
Non-interest income	9,992	11,608	10,504	7,923	40,027
Non-interest expense	34,423	33,370	33,314	34,902	136,009
Income before income taxes	10,072	10,009	5,486	440	26,007
Income tax expense	81	1,695	982	189	2,947
Net income	$9,991	$8,314	$4,504	$251	$23,060
Income per share-basic	$0.38	$0.30	$0.15	$0.01	$0.81
Income per share-diluted	$0.36	$0.30	$0.15	$0.01	$0.79

	December 31, 2015
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$43,492	$42,311	$42,517	$43,087	$171,407
Interest expense	3,563	3,629	3,662	3,608	14,462
Net interest income before provision for loan losses	39,929	38,682	38,855	39,479	156,945
Provision for loan losses	5,423	3,710	1,858	1,453	12,444
Net interest income after provision for loan losses	34,506	34,972	36,997	38,026	144,501
Non-interest income	15,419	3,761	2,747	(479)	21,448
Non-interest expense	42,230	38,677	40,393	36,724	158,024
Income (loss) before income taxes	7,695	56	(649)	823	7,925
Income tax expense (benefit)	4,355	(1,580)	692	(423)	3,044
Net income (loss)	$3,340	$1,636	$(1,341)	$1,246	$4,881
Income (loss) per share-basic	$0.11	$0.05	$(0.04)	$0.03	$0.14
Income (loss) per share-diluted	$0.11	$0.05	$(0.04)	$0.03	$0.14

	December 31, 2014
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$46,280	$45,492	$46,005	$46,885	$184,662
Interest expense	3,696	3,597	3,582	3,538	14,413
Net interest income before provision for loan losses	42,584	41,895	42,423	43,347	170,249
Provision for loan losses	1,265	1,515	1,660	1,769	6,209
Net interest income after provision for loan losses	41,319	40,380	40,763	41,578	164,040
Non-interest income	(5,117)	1,614	2,161	(354)	(1,696)
Non-interest expense	33,149	37,981	39,855	39,018	150,003
Income before income taxes	3,053	4,013	3,069	2,206	12,341
Income tax expense	774	676	940	775	3,165
Net income	$2,279	$3,337	$2,129	$1,431	$9,176
Income per share-basic	$0.06	$0.08	$0.05	$0.03	$0.22
Income per share-diluted	$0.06	$0.08	$0.05	$0.03	$0.22

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9A.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2016. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2016, which report is included in this Item 9A below.

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

We have audited National Bank Holdings Corporation’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, National Bank Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

As discussed in note 2 to the consolidated financial statements, the Company has changed its method of accounting for stock‑based compensation in 2016 due to the adoption of FASB Accounting Standards Update (ASU) 2016‑09, Improvements to Employee Share‑Based Payment Accounting.

Kansas City, Missouri

February 24, 2017

Item 9B.     OTHER INFORMATION

None.

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

The Company's Supplemental Code of Ethics for CEO and Senior Financial Officers, which applies to the CEO, Chief Financial Officer and Principal Accounting Officer, is available at www.nationalbankholdings.com. Amendments to, and waivers of, the code of ethics are publicly disclosed as required by applicable law, regulation or rule.

Item 11.       EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 24, 2017, on its behalf by the undersigned, thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ G. Timothy Laney
G. Timothy Laney
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2017, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ G. TIMOTHY LANEY
G. Timothy Laney
Chairman, President and Chief Executive Officer
(principal executive officer)

/s/ BRIAN F. LILLY
Brian F. Lilly
Chief Financial Officer; Chief of M&A and Strategy
(principal financial officer)

/s/ MICHAEL J. DALEY
Michael J. Daley
Chief Accounting Officer
(principal accounting officer)

/s/ RALPH W. CLERMONT
Ralph W. Clermont, Lead Director

/s/ ROBERT E. DEAN
Robert E. Dean, Director

/s/ FRED J. JOSEPH
Fred J. Joseph, Director

/s/ MICHO F. SPRING
Micho F. Spring, Director

/s/ BURNEY S. WARREN, III
Burney S. Warren, III, Director

/s/ ART ZEILE
Art Zeile, Director

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

10.8	National Bank Holdings Corporation Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 30, 2015)^

10.9	NBH Holdings Corp. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)^

10.10	Amendment to the NBH Holdings Corp. 2009 Equity Incentive Plan dated February 22, 2017 (filed herewith)^

10.11	National Bank Holdings Corporation 2014 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 31, 2014)^

10.12	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (For Management) (filed herewith)^

10.13	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Management) (filed herewith)^

10.14	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Management) (filed herewith)^

10.15	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Market-Based Performance Award Agreement (For Management) (filed herewith)^

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail*

*This information is deemed furnished, not filed.

^Indicates a management contract or compensatory plan.

Corporate Headquarters

National Bank Holdings Corporation

7800 East Orchard Road, Suite 300

Greenwood Village, CO  80111

Tel:  720.554.6680

www.nationalbankholdings.com

Stock Exchange Listings

NYSE

Symbol:  NBHC

Independent Accountants

KPMG LLP

Kansas City, MO

Transfer Agent, Registrar and

Dividend Disbursing Agent

American Stock Exchange &

Trust Company, LLC

6201 15th Avenue

Brooklyn, NY  11219

Tel:  718.921.8275

Fax:  718.765.8717

www.amstock.com