Form 10-Q
period 2017-03-31
National Bank Holdings Corp
filed 2017-05-08
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	◻
Non-accelerated filer	◻ (do not check if a smaller reporting company)	Smaller reporting company	◻
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 4, 2017, the registrant had outstanding 26,782,074 shares of Class A voting common stock, each with $0.01 par value per share, excluding 262,408 shares of restricted Class A common stock issued but not yet vested.

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

•       dependence on information technology and telecommunications systems of third party service providers and the risk of system failures, interruptions or breaches of security, including those that could result in disclosure or misuse of confidential or proprietary client or other information;

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

•       our ability to realize deferred tax assets or the need for a valuation allowance, or the effects of changes in tax laws on our deferred tax assets;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$218,430	$152,736
Investment securities available-for-sale (at fair value)	921,881	884,232
Investment securities held-to-maturity (fair value of $313,270 and $332,573 at March 31, 2017 and December 31, 2016, respectively)	313,446	332,505
Non-marketable securities	13,065	14,949
Loans	2,953,655	2,860,921
Allowance for loan losses	(30,850)	(29,174)
Loans, net	2,922,805	2,831,747
Loans held for sale	3,547	24,187
Other real estate owned	15,552	15,662
Premises and equipment, net	94,485	95,671
Goodwill	59,630	59,630
Intangible assets, net	5,580	6,949
Other assets	159,874	154,778
Total assets	$4,728,295	$4,573,046
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$876,933	$846,744
Interest bearing demand deposits	428,174	427,538
Savings and money market	1,477,842	1,422,321
Time deposits	1,184,994	1,172,046
Total deposits	3,967,943	3,868,649
Securities sold under agreements to repurchase	91,697	92,011
Federal Home Loan Bank advances	76,780	38,665
Other liabilities	54,257	37,532
Total liabilities	4,190,677	4,036,857
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,623,582 and 51,813,011 shares issued; 26,715,532 and 26,386,583 shares outstanding at March 31, 2017 and December 31, 2016, respectively	514	514
Additional paid-in capital	971,742	984,087
Retained earnings	61,812	55,454
Treasury stock of 24,551,643 and 24,927,157 shares at March 31, 2017 and December 31, 2016, respectively, at cost	(494,594)	(502,104)
Accumulated other comprehensive loss, net of tax	(1,856)	(1,762)
Total shareholders’ equity	537,618	536,189
Total liabilities and shareholders’ equity	$4,728,295	$4,573,046

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended
	March 31,
	2017	2016
Interest and dividend income:
Interest and fees on loans	$31,763	$32,956
Interest and dividends on investment securities	6,613	8,235
Dividends on non-marketable securities	167	228
Interest on interest-bearing bank deposits	197	135
Total interest and dividend income	38,740	41,554
Interest expense:
Interest on deposits	3,787	3,310
Interest on borrowings	231	206
Total interest expense	4,018	3,516
Net interest income before provision for loan losses	34,722	38,038
Provision for loan losses	1,795	10,619
Net interest income after provision for loan losses	32,927	27,419
Non-interest income:
Service charges	3,326	3,260
Bank card fees	2,804	2,767
Gain on sale of mortgages, net	454	474
Bank-owned life insurance income	470	395
Other non-interest income	1,414	691
OREO related income	228	336
Total non-interest income	8,696	7,923
Non-interest expense:
Salaries and benefits	20,390	20,612
Occupancy and equipment	5,437	6,066
Telecommunications and data processing	1,587	1,641
Marketing and business development	651	426
FDIC deposit insurance	705	921
Bank card expenses	883	913
Professional fees	416	456
Other non-interest expense	2,406	1,955
Problem asset workout	872	974
Gain on OREO sales, net	(112)	(432)
Intangible asset amortization	1,370	1,370
Total non-interest expense	34,605	34,902
Income before income taxes	7,018	440
Income tax (benefit) expense	(1,240)	189
Net income	$8,258	$251
Income per share—basic	$0.31	$0.01
Income per share—diluted	$0.30	$0.01
Weighted average number of common shares outstanding:
Basic	26,801,773	30,117,317
Diluted	27,680,029	30,118,303

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2017	2016
Net income	$8,258	$251
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized gains arising during the period, net of tax expense of ($161) and ($5,511) for the three months ended March 31, 2017 and 2016, respectively	263	8,978
Less: amortization of net unrealized holding gains to income, net of tax benefit of $218 and $319 for the three months ended March 31, 2017 and 2016, respectively	(357)	(520)
Other comprehensive (loss) income	(94)	8,458
Comprehensive income	$8,164	$8,709

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2017 and 2016

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2015	$513	$997,926	$38,670	$(419,660)	$95	$617,544
Net income	—	—	251	—	—	251
Stock-based compensation	—	929	—	—	—	929
Issuance of stock under purchase and equity compensation plans, including loss on reissuance of treasury stock of ($41), net	—	(1,612)	—	1,806	—	194
Repurchase of 1,117,274 shares	—	—	—	(21,941)	—	(21,941)
Cash dividends declared ($0.05 per share)	—	—	(1,512)	—	—	(1,512)
Other comprehensive income	—	—	—	—	8,458	8,458
Balance, March 31, 2016	$513	$997,243	$37,409	$(439,795)	$8,553	$603,923
Balance, December 31, 2016	$514	$984,087	$55,454	$(502,104)	$(1,762)	$536,189
Net income	—	—	8,258	—	—	8,258
Stock-based compensation	—	902	—	—	—	902
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,883, net	—	(11,314)	—	5,577	—	(5,737)
Cash dividends declared ($0.07 per share)	—	—	(1,900)	—	—	(1,900)
Warrant exercise	—	(1,933)	—	1,933	—	—
Other comprehensive loss	—	—	—	—	(94)	(94)
Balance, March 31, 2017	$514	$971,742	$61,812	$(494,594)	$(1,856)	$537,618

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$8,258	$251
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,795	10,619
Depreciation and amortization	3,341	3,819
Current income tax receivable	444	2,747
Deferred income tax (asset) liability	(1,734)	2,641
Net excess tax benefit on stock-based compensation	(2,845)	—
Discount accretion, net of premium amortization on securities	703	1,448
Loan accretion	(6,191)	(10,766)
Gain on sale of mortgages, net	(454)	(474)
Origination of loans held for sale, net of repayments	(14,925)	(18,790)
Proceeds from sales of loans held for sale	32,194	23,981
Bank-owned life insurance income	(470)	(395)
Gain on the sale of other real estate owned, net	(112)	(432)
Impairment on other real estate owned	46	69
Gain on sale of fixed assets	(3)	—
Stock-based compensation	902	929
Increase in other assets	(3,280)	(5,631)
Increase (decrease) in other liabilities	3,576	(2,964)
Net cash provided by operating activities	21,245	7,052
Cash flows from investing activities:
Purchase of FHLB stock	—	(500)
Proceeds from redemption of FHLB stock	1,884	5,761
Proceeds from maturities of investment securities held-to-maturity	18,350	21,940
Proceeds from maturities of investment securities available-for-sale	59,155	63,314
Purchase of investment securities available-for-sale	(96,948)	(660)
Net increase in loans	(87,543)	(169)
Purchases of premises and equipment, net	(783)	(1,905)
Proceeds from sales of loans	20,269	6,675
Proceeds from sales of other real estate owned	755	632
Net cash (used in) provided by investing activities	(84,861)	95,088
Cash flows from financing activities:
Net increase (decrease) in deposits	99,294	(996)
Decrease in repurchase agreements	(314)	(50,171)
Advances from FHLB	92,798	—
FHLB payoffs	(54,683)	—
Issuance of stock under purchase and equity compensation plans	(5,737)	12
Payment of dividends	(2,048)	(1,512)
Repurchase of shares	—	(21,941)
Net cash provided by (used in) financing activities	129,310	(74,608)
Increase in cash and cash equivalents	65,694	27,532
Cash and cash equivalents at beginning of the year	152,736	166,092
Cash and cash equivalents at end of period	$218,430	$193,624
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$2,745	$2,639
Net tax refunds (payments)	$7	$(8)
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$578	$474
Loans purchased but not settled	$16,141	$667
Loans transferred from loans held for sale to loans	$3,825	$—

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

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

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2016 and include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation The results of operations for the interim period is not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

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

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2016 and are contained in the Company's Annual Report on Form 10-K. There have not been any significant changes to the application of significant accounting policies since December 31, 2016.

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

The Company reviewed ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) and does not expect the adoption of these pronouncements to have a material impact on its financial statements.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.2 billion at March 31, 2017 and were comprised of $0.9 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities. At December 31, 2016, investment securities totaled $1.2 billion and included $0.9 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities.

Available-for-sale

At March 31, 2017 and December 31, 2016, the Company held $0.9 billion of available-for-sale investment securities. Available-for-sale securities are summarized as follows as of the dates indicated:

	March 31, 2017
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$206,779	$3,798	$(543)	$210,034
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	721,536	1,955	(15,282)	708,209
Municipal securities	3,228	—	(9)	3,219
Other securities	419	—	—	419
Total investment securities available-for-sale	$931,962	$5,753	$(15,834)	$921,881

	December 31, 2016
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$223,781	$3,909	$(530)	$227,160
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	666,616	2,124	(16,001)	652,739
Municipal securities	3,921	—	(7)	3,914
Other securities	419	—	—	419
Total investment securities available-for-sale	$894,737	$6,033	$(16,538)	$884,232

At March 31, 2017 and December 31, 2016, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The table below summarizes the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$92,828	$(543)	$—	$—	$92,828	$(543)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	200,493	(3,023)	365,901	(12,259)	566,394	(15,282)
Municipal securities	3,058	(9)	—	—	3,058	(9)
Total	$296,379	$(3,575)	$365,901	$(12,259)	$662,280	$(15,834)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$100,898	$(530)	$—	$—	$100,898	$(530)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	137,576	(2,976)	385,707	(13,025)	523,283	(16,001)
Municipal securities	3,058	(7)	—	—	3,058	(7)
Total	$241,532	$(3,513)	$385,707	$(13,025)	$627,239	$(16,538)

Management evaluated all of the available-for-sale securities in an unrealized loss position and concluded that no OTTI existed at March 31, 2017 or December 31, 2016. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at March 31, 2017 were caused by changes in interest rates. The portfolio included 74 securities, having an aggregate fair value of $662.3 million, which were in an unrealized loss position at March 31, 2017, compared to 61 securities, with an aggregate fair value of $627.2 million at December 31, 2016. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase, and to secure borrowing capacity at the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $272.1 million and $373.7 million at March 31, 2017 and December 31, 2016, respectively. Certain investment securities may also be pledged as collateral for the line of credit at the FHLB; at March 31, 2017 and December 31, 2016, no securities were pledged for this purpose.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.5 years and 3.4 years at March 31, 2017 and December 31, 2016, respectively. This estimate is based on assumptions and actual results may differ. At March 31, 2017 and December 31, 2016, the duration of the total available-for-sale investment portfolio was 3.2 years.

As of March 31, 2017, municipal securities with an amortized cost and fair value of $2.3 million were due in one year, municipal securities with an amortized cost and fair value of $0.3 million were due after one year through five years, while municipal securities with an amortized cost and fair value of $0.6 million were due after five years through ten years. Other securities of $0.4 million as of March 31, 2017, have no stated contractual maturity date.

Held-to-maturity

At March 31, 2017 and December 31, 2016, the Company held $313.4 million and $332.5 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$247,775	$1,367	$(202)	$248,940
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	65,671	7	(1,348)	64,330
Total investment securities held-to-maturity	$313,446	$1,374	$(1,550)	$313,270

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$263,411	$1,685	$(234)	$264,862
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	69,094	16	(1,399)	67,711
Total investment securities held-to-maturity	$332,505	$1,701	$(1,633)	$332,573

The table below summarizes the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$23,896	$(202)	$—	$—	$23,896	$(202)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	25,504	(347)	30,768	(1,001)	56,272	(1,348)
Total	$49,400	$(549)	$30,768	$(1,001)	$80,168	$(1,550)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$27,799	$(234)	$—	$—	$27,799	$(234)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	26,992	(357)	32,146	(1,042)	59,138	(1,399)
Total	$54,791	$(591)	$32,146	$(1,042)	$86,937	$(1,633)

The held-to-maturity portfolio included 14 securities, having an aggregate fair value of $80.2 million, which were in an unrealized loss position at March 31, 2017, compared to 15 securities, with a fair value of $86.9 million, at December 31, 2016.

Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at March 31, 2017 or December 31, 2016. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at March 31, 2017 were caused by changes in interest rates. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $136.7 million and $119.2 million at March 31, 2017 and December 31, 2016, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of March 31, 2017 and December 31, 2016 was 3.3 years and 3.5 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 3.1 years and 3.2 years as of March 31, 2017 and December 31, 2016, respectively.

Note 4 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and loans not accounted for under this guidance, which includes the Company’s originated loans. The carrying value of loans is net of discounts on loans excluded from ASC 310-30, and fees and costs of $5.4 million and $6.3 million as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, $13.9 million and $14.4 million, respectively, of non 310-30 loans were held-for-sale, most of which were in the residential real estate segment.

	March 31, 2017
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$36,935	$1,604,661	$1,641,596	55.6%
Commercial real estate non-owner occupied	86,842	451,151	537,993	18.2%
Residential real estate	15,470	730,985	746,455	25.3%
Consumer	817	26,794	27,611	0.9%
Total	$140,064	$2,813,591	$2,953,655	100.0%

	December 31, 2016
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$39,280	$1,521,150	$1,560,430	54.6%
Commercial real estate non-owner occupied	89,150	437,642	526,792	18.4%
Residential real estate	16,524	728,361	744,885	26.0%
Consumer	898	27,916	28,814	1.0%
Total	$145,852	$2,715,069	$2,860,921	100.0%

Delinquency for loans excluded from ASC 310-30 is shown in the following tables at March 31, 2017 and December 31, 2016:

	March 31, 2017
			Greater			Total	Loans > 90
	30-59	60-89	than 90			non	days past
	days past	days past	days past	Total past		310-30	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$216	$666	$7,932	$8,814	$1,141,874	$1,150,688	$—	$9,710
Owner occupied commercial real estate	1,441	720	1,772	3,933	232,402	236,335	—	2,786
Agriculture	491	—	2,043	2,534	125,613	128,147	—	2,659
Energy	—	—	6,621	6,621	82,870	89,491	—	12,697
Total commercial	2,148	1,386	18,368	21,902	1,582,759	1,604,661	—	27,852
Commercial real estate non-owner occupied:
Construction	—	215	—	215	115,288	115,503	—	—
Acquisition/development	—	—	—	—	15,577	15,577	—	—
Multifamily	—	—	—	—	25,278	25,278	—	—
Non-owner occupied	68	26	—	94	294,699	294,793	—	36
Total commercial real estate	68	241	—	309	450,842	451,151	—	36
Residential real estate:
Senior lien	1,543	410	1,006	2,959	676,724	679,683	—	4,951
Junior lien	86	17	167	270	51,032	51,302	99	702
Total residential real estate	1,629	427	1,173	3,229	727,756	730,985	99	5,653
Consumer	119	11	6	136	26,658	26,794	6	175
Total loans excluded from ASC 310-30	$3,964	$2,065	$19,547	$25,576	$2,788,015	$2,813,591	$105	$33,716

	December 31, 2016
			Greater			Total	Loans > 90
	30-59	60-89	than 90			non	days past
	days past	days past	days past	Total past		310-30	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$3,134	$4,009	$1,078	$8,221	$1,066,475	$1,074,696	$—	$8,688
Owner occupied commercial real estate	583	216	56	855	220,689	221,544	—	2,056
Agriculture	501	—	—	501	134,136	134,637	—	1,905
Energy	2	—	6,548	6,550	83,723	90,273	—	12,645
Total commercial	4,220	4,225	7,682	16,127	1,505,023	1,521,150	—	25,294
Commercial real estate non-owner occupied:
Construction	—	—	—	—	90,314	90,314	—	—
Acquisition/development	—	—	—	—	13,306	13,306	—	—
Multifamily	—	—	—	—	24,954	24,954	—	—
Non-owner occupied	—	—	28	28	309,040	309,068	—	66
Total commercial real estate	—	—	28	28	437,614	437,642	—	66
Residential real estate:
Senior lien	888	645	1,458	2,991	672,699	675,690	—	4,522
Junior lien	115	61	22	198	52,473	52,671	—	654
Total residential real estate	1,003	706	1,480	3,189	725,172	728,361	—	5,176
Consumer	83	8	—	91	27,825	27,916	—	181
Total loans excluded from ASC 310-30	$5,306	$4,939	$9,190	$19,435	$2,695,634	$2,715,069	$—	$30,717

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

Non-accrual loans excluded from the scope of ASC 310-30 totaled $33.7 million at March 31, 2017, increasing $3.0 million, or 9.8% from December 31, 2016. The increase was driven primarily by two loan relationships totaling a combined $1.5 million at March 31, 2017 within the owner occupied commercial real estate and agriculture segments, and one existing non-accrual commercial and industrial loan which increased $1.3 million during the quarter.

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,120,420	$5,009	$24,768	$491	$1,150,688
Owner occupied commercial real estate	217,628	14,308	4,399	—	236,335
Agriculture	92,000	32,456	3,691	—	128,147
Energy	76,785	—	7,357	5,349	89,491
Total commercial	1,506,833	51,773	40,215	5,840	1,604,661
Commercial real estate non-owner occupied:
Construction	115,288	—	215	—	115,503
Acquisition/development	13,064	2,513	—	—	15,577
Multifamily	23,081	—	2,197	—	25,278
Non-owner occupied	291,608	1,577	1,608	—	294,793
Total commercial real estate	443,041	4,090	4,020	—	451,151
Residential real estate:
Senior lien	673,769	253	5,650	11	679,683
Junior lien	50,023	—	1,279	—	51,302
Total residential real estate	723,792	253	6,929	11	730,985
Consumer	26,557	57	180	—	26,794
Total loans excluded from ASC 310-30	$2,700,223	$56,173	$51,344	$5,851	$2,813,591
Loans accounted for under ASC 310-30:
Commercial	$27,573	$1,132	$8,230	$—	$36,935
Commercial real estate non-owner occupied	53,228	954	32,660	—	86,842
Residential real estate	12,424	1,315	1,731	—	15,470
Consumer	629	16	172	—	817
Total loans accounted for under ASC 310-30	$93,854	$3,417	$42,793	$—	$140,064
Total loans	$2,794,077	$59,590	$94,137	$5,851	$2,953,655

	December 31, 2016
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,041,326	$7,243	$25,636	$491	$1,074,696
Owner occupied commercial real estate	202,036	9,371	10,137	—	221,544
Agriculture	123,809	8,922	1,906	—	134,637
Energy	77,619	—	7,811	4,843	90,273
Total commercial	1,444,790	25,536	45,490	5,334	1,521,150
Commercial real estate non-owner occupied:
Construction	90,099	—	215	—	90,314
Acquisition/development	10,758	2,548	—	—	13,306
Multifamily	22,495	238	2,221	—	24,954
Non-owner occupied	300,922	5,895	2,251	—	309,068
Total commercial real estate	424,274	8,681	4,687	—	437,642
Residential real estate:
Senior lien	669,148	1,215	5,316	11	675,690
Junior lien	51,250	178	1,243	—	52,671
Total residential real estate	720,398	1,393	6,559	11	728,361
Consumer	27,669	59	188	—	27,916
Total loans excluded from ASC 310-30	$2,617,131	$35,669	$56,924	$5,345	$2,715,069
Loans accounted for under ASC 310-30:
Commercial	$27,436	$610	$11,234	$—	$39,280
Commercial real estate non-owner occupied	38,895	967	45,520	3,768	89,150
Residential real estate	12,477	1,327	2,720	—	16,524
Consumer	721	17	160	—	898
Total loans accounted for under ASC 310-30	$79,529	$2,921	$59,634	$3,768	$145,852
Total loans	$2,696,660	$38,590	$116,558	$9,113	$2,860,921

Non 310-30 special mention loans within the owner occupied commercial real estate sector increased from December 31, 2016, largely due to two loan relationship upgrades totaling $5.4 million from substandard to special mention in the first quarter of 2017. Non 310-30 special mention loans within the agriculture sector increased from December 31, 2016, due to two loan relationship downgrades to special mention totaling $23.5 million at March 31, 2017. Both relationships are current with respect to principal and interest payments.

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status, loans in bankruptcy, and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At March 31, 2017, the Company measured $30.6 million of impaired loans based on the fair value of the collateral less selling costs and $2.6 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate. Impaired loans totaling $7.9 million that individually were less than $250 thousand each, were measured through the general ALL reserves due to their relatively small size.

At March 31, 2017 and December 31, 2016, the Company’s recorded investments in impaired loans was $41.1 million and $38.3 million, respectively. Impaired loans at March 31, 2017 were primarily comprised of seven relationships totaling $25.5 million. Three of the relationships were in the commercial and industrial sector, three of the relationships were in the energy sector and one relationship was in the agricultural sector. Impaired loans had a collective related allowance for loan losses allocated to them of $2.9 million and $2.4 million at March 31, 2017 and December 31, 2016, respectively.

Additional information regarding impaired loans at March 31, 2017 and December 31, 2016 is set forth in the table below:

	March 31, 2017			December 31, 2016
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$9,676	$8,507	$—	$8,671	$7,495	$—
Owner occupied commercial real estate	4,027	3,877	—	3,350	3,197	—
Agriculture	2,798	2,740	—	2,044	1,987	—
Energy	17,157	6,085	—	17,142	6,105	—
Total commercial	33,658	21,209	—	31,207	18,784	—
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	32	32	—	33	33	—
Non-owner occupied	373	322	—	394	343	—
Total commercial real estate	405	354	—	427	376	—
Residential real estate:
Senior lien	1,100	1,042	—	1,551	1,426	—
Junior lien	—	—	—	54	51	—
Total residential real estate	1,100	1,042	—	1,605	1,477	—
Consumer	4	4	—	4	4	—
Total impaired loans with no related allowance recorded	$35,167	$22,609	$—	$33,243	$20,641	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$3,476	$3,443	$491	$3,495	$3,464	$492
Owner occupied commercial real estate	932	673	3	957	642	2
Agriculture	—	—	—	—	—	—
Energy	11,288	6,621	2,372	11,216	6,548	1,866
Total commercial	15,696	10,737	2,866	15,668	10,654	2,360
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	226	220	1	261	255	1
Total commercial real estate	226	220	1	261	255	1
Residential real estate:
Senior lien	6,418	5,748	33	5,646	5,016	31
Junior lien	1,854	1,613	14	1,781	1,532	14
Total residential real estate	8,272	7,361	47	7,427	6,548	45
Consumer	180	176	2	188	184	2
Total impaired loans with a related allowance recorded	$24,374	$18,494	$2,916	$23,544	$17,641	$2,408
Total impaired loans	$59,541	$41,103	$2,916	$56,787	$38,282	$2,408

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the three months ended
	March 31, 2017		March 31, 2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$8,095	$48	$4,919	$68
Owner occupied commercial real estate	3,885	18	1,912	29
Agriculture	2,588	—	1,758	—
Energy	6,098	—	—	—
Total commercial	20,666	66	8,589	97
Commercial real estate non-owner occupied:
Construction	—	—	189	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	329	7	719	—
Total commercial real estate	329	7	908	—
Residential real estate:
Senior lien	1,047	3	1,376	4
Junior lien	—	—	289	—
Total residential real estate	1,047	3	1,665	4
Consumer	4	—	—	—
Total impaired loans with no related allowance recorded	$22,046	$76	$11,162	$101
With a related allowance recorded:
Commercial:
Commercial and industrial	$3,445	$—	$4,479	$—
Owner occupied commercial real estate	678	5	889	4
Agriculture	156	1	180	1
Energy	6,589	—	32,068	—
Total commercial	10,868	6	37,616	5
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	32	—	36	—
Non-owner occupied	223	3	833	15
Total commercial real estate	255	3	869	15
Residential real estate:
Senior lien	5,791	21	4,799	19
Junior lien	1,625	13	1,937	13
Total residential real estate	7,416	34	6,736	32
Consumer	181	—	64	—
Total impaired loans with a related allowance recorded	$18,720	$43	$45,285	$52
Total impaired loans	$40,766	$119	$56,447	$153

Interest income recognized on impaired loans noted in the table above primarily represents interest earned on accruing troubled debt restructurings. Interest income recognized on impaired loans using the cash-basis method of accounting during the three months ended March 31, 2017 and 2016 was $0.1 million.

Troubled debt restructurings

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR. At March 31, 2017 and December 31, 2016, the Company had $5.6 million and $5.8 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment.

Non-accruing TDRs at March 31, 2017 and December 31, 2016 totaled $25.1 million and $16.7 million, respectively.

During the three months ended March 31, 2017, the Company restructured five loans with a recorded investment of $6.9 million to facilitate repayment. Substantially all of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The table below provides additional information related to accruing TDRs at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$3,273	$3,284	$3,430	$100
Commercial real estate non-owner occupied	512	521	564	—
Residential real estate	1,799	1,814	1,848	2
Consumer	5	6	5	—
Total	$5,589	$5,625	$5,847	$102

	December 31, 2016
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$3,302	$3,440	$3,464	$100
Commercial real estate non-owner occupied	538	572	590	—
Residential real estate	1,920	1,996	1,969	2
Consumer	7	9	7	—
Total	$5,767	$6,017	$6,030	$102

The following table summarizes the Company’s carrying value of non-accrual TDRs as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Commercial	$23,577	$15,265
Commercial real estate non-owner occupied	—	—
Residential real estate	1,368	1,301
Consumer	134	142
Total non-accruing TDRs	$25,079	$16,708

Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had one TDR that was modified within the past twelve months and had defaulted on its restructured terms during the three months ended March 31, 2017. The defaulted TDR consisted of one agriculture sector loan totaling $1.6 million. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings.

During the three months ended March 31, 2016, the Company had five TDRs that had been modified within the past 12 months that defaulted on their restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest.

Loans accounted for under ASC 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically re-measured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Accretable yield beginning balance	$60,476	$84,194
Reclassification from non-accretable difference	5,385	3,184
Reclassification to non-accretable difference	(399)	(2,077)
Accretion	(5,871)	(10,294)
Accretable yield ending balance	$59,591	$75,007

Below is the composition of the net book value for loans accounted for under ASC 310-30 at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Contractual cash flows	$525,952	$537,611
Non-accretable difference	(326,297)	(331,283)
Accretable yield	(59,591)	(60,476)
Loans accounted for under ASC 310-30	$140,064	$145,852

Note 5 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$18,821	$5,642	$4,387	$324	$29,174
Non 310-30 beginning balance	18,821	5,422	4,387	319	28,949
Charge-offs	(20)	—	(8)	(182)	(210)
Recoveries	11	10	3	67	91
Provision	1,727	167	(166)	72	1,800
Non 310-30 ending balance	20,539	5,599	4,216	276	30,630
ASC 310-30 beginning balance	—	220	—	5	225
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Recoupment	—	(4)	—	(1)	(5)
ASC 310-30 ending balance	—	216	—	4	220
Ending balance	$20,539	$5,815	$4,216	$280	$30,850
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$2,866	$1	$47	$2	$2,916
Non 310-30 loans collectively evaluated for impairment	17,673	5,598	4,169	274	27,714
ASC 310-30 loans	—	216	—	4	220
Total ending allowance balance	$20,539	$5,815	$4,216	$280	$30,850
Loans:
Non 310-30 individually evaluated for impairment	$31,946	$574	$8,403	$180	$41,103
Non 310-30 collectively evaluated for impairment	1,572,715	450,577	722,582	26,614	2,772,488
ASC 310-30 loans	36,935	86,842	15,470	817	140,064
Total loans	$1,641,596	$537,993	$746,455	$27,611	$2,953,655

	Three months ended March 31, 2016
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$17,261	$4,166	$5,281	$411	$27,119
Non 310-30 beginning balance	16,473	3,939	5,245	385	26,042
Charge-offs	(106)	(276)	(57)	(220)	(659)
Recoveries	9	9	7	62	87
Provision	12,234	131	(906)	22	11,481
Non 310-30 ending balance	28,610	3,803	4,289	249	36,951
ASC 310-30 beginning balance	788	227	36	26	1,077
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
(Recoupment) provision	(714)	(169)	—	21	(862)
ASC 310-30 ending balance	74	58	36	47	215
Ending balance	$28,684	$3,861	$4,325	$296	$37,166
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$13,929	$3	$35	$1	$13,968
Non 310-30 loans collectively evaluated for impairment	14,681	3,800	4,254	248	22,983
ASC 310-30 loans	74	58	36	47	215
Total ending allowance balance	$28,684	$3,861	$4,325	$296	$37,166
Loans:
Non 310-30 individually evaluated for impairment	$45,938	$1,405	$7,335	$62	$54,740
Non 310-30 collectively evaluated for impairment	1,327,518	336,907	667,013	26,362	2,357,800
ASC 310-30 loans	49,628	108,003	20,037	1,839	179,507
Total loans	$1,423,084	$446,315	$694,385	$28,263	$2,592,047

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

The Company had $0.1 million net charge-offs on non 310-30 loans during the three months ended March 31, 2017. Management's evaluation of credit quality resulted in a provision for loan losses on the non 310-30 loans of $1.8 million during the three months ended March 31, 2017, driven by loan growth and increased reserves of $0.5 million for one energy credit previously placed on non-accrual. During the three months ended March 31, 2016, the Company had $0.6 million of net charge offs on non ASC 310-30 loans and recorded a provision for loan losses on non 310-30 loans of $11.5 million, driven by increased reserves against the energy sector portfolio of $10.7 million, including increased specific reserves of $9.1 million on four impaired loans.

During the three months ended March 31, 2017 and 2016, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement during the three months ended March 31, 2017 resulted in a net recoupment of $5 thousand. The re-measurement during the three months ended March 31, 2016 resulted in a net recoupment of $862 thousand for the three months ended March 31, 2016, which was comprised primarily of a recoupment of $714 thousand in the commercial segment and a recoupment of $169 thousand in the non-owner occupied commercial real estate segment.

Note 6 Other Real Estate Owned

A summary of the activity in the OREO balances during the three months ended March 31, 2017 and 2016 is as follows:

	For the three months ended March 31,
	2017	2016
Beginning balance	$15,662	$20,814
Transfers from loan portfolio, at fair value	578	474
Impairments	(46)	(69)
Sales, net	(642)	(200)
Ending balance	$15,552	$21,019

At March 31, 2017 and December 31, 2016, OREO balances excluded $1.6 million, respectively, of the Company’s minority interests in OREO, which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests. Included in Sales, net are net gains of $0.1 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

Note 7 Borrowings

As of March 31, 2017 and December 31, 2016, the Company sold securities under agreements to repurchase totaling $91.7 million and $92.0 million, respectively, and none were for periods longer than one day. The Company pledged mortgage-backed securities with a fair value of approximately $108.5 million and $99.1 million as of March 31, 2017 and December 31, 2016, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of March 31, 2017 and December 31, 2016, the Company had $30.2 million and $7.0 million of excess collateral pledged for repurchases agreements. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the consolidated financial statements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $830.2 million at March 31, 2017. At March 31, 2017 and December 31, 2016, the Bank had $75.0 million and $25.0 million in term advances from the FHLB, respectively. The term advances have fixed interest rates of 1.31%-2.33%, with maturity dates of 2018 - 2020. The Bank had investment securities pledged as collateral for FHLB advances in the amount of $27.2 million at March 31, 2017 and $28.8 million at December 31, 2016. Interest expense related to FHLB advances totaled $197 thousand and $166 thousand for the three months ended March 31, 2017 and 2016, respectively.

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

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at March 31, 2017, the Company and the Bank met all capital requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

In February 2016, the Bank received approval from the Colorado Division of Banking and the Federal Reserve Bank of Kansas City to permanently reduce the Bank's capital by $140.0 million. As a result, the Bank distributed $140.0 million in cash to the Company in February 2016.

At March 31, 2017 and December 31, 2016, the Bank met the requirements to be considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain capital ratios as set forth in the table below. The following table sets forth the capital ratios of the Company and the Bank at March 31, 2017 and December 31, 2016:

	March 31, 2017
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.2%	$463,885	N/A	N/A	4.0%	$181,637
NBH Bank	8.4%	379,484	4.5%	$203,501	4.0%	180,890
Common equity tier 1 risk-based capital:
Consolidated	13.5%	$463,885	N/A	N/A	4.5%	$204,341
NBH Bank	11.1%	379,484	6.5%	$293,946	4.5%	203,501
Tier 1 risk-based capital ratio:
Consolidated	13.5%	$463,885	N/A	N/A	6.0%	$205,828
NBH Bank	11.1%	379,484	8.0%	$272,814	6.0%	204,610
Total risk-based capital ratio:
Consolidated	14.4%	$495,061	N/A	N/A	8.0%	$274,438
NBH Bank	12.0%	410,660	10.0%	$341,017	8.0%	272,814

	December 31, 2016
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.4%	$470,259	N/A	N/A	4.0%	$181,019
NBH Bank	8.6%	389,189	4.5%	$202,903	4.0%	180,358
Common equity tier 1 risk-based capital:
Consolidated	14.2%	$470,259	N/A	N/A	4.5%	$203,647
NBH Bank	11.8%	389,189	6.5%	$293,082	4.5%	202,903
Tier 1 risk-based capital ratio:
Consolidated	14.2%	$470,259	N/A	N/A	6.0%	$199,467
NBH Bank	11.8%	389,189	8.0%	$264,596	6.0%	198,447
Total risk-based capital ratio:
Consolidated	15.0%	$499,759	N/A	N/A	8.0%	$265,955
NBH Bank	12.7%	418,689	10.0%	$330,745	8.0%	264,596

Note 9 Stock-based Compensation and Benefits

The Company provides stock-based compensation in accordance with shareholder-approved plans. During the second quarter of 2014, shareholders approved the 2014 Omnibus Incentive Plan (the "2014 Plan"). The 2014 Plan replaces the NBH Holdings Corp. 2009 Equity Incentive Plan (the "Prior Plan"), pursuant to which the Company granted equity awards prior to the approval of the 2014 Plan. Pursuant to the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons.

Stock options

The Company issued stock options during the three months ended March 31, 2017 and 2016, which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest on a graded basis over 1-4 years of continuous service and have 7-10 year contractual terms.

The Company issued stock options in accordance with the 2014 Plan during 2016. The following table summarizes stock option activity for the three months ended March 31, 2017:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2016	2,185,922	$19.81	4.85	$7,753
Granted	98,389	34.01
Forfeited	(4,713)	18.90
Surrendered	(432,939)	19.98
Exercised	(126,958)	19.98
Outstanding at March 31, 2017	1,719,701	$20.56	6.32	$20,635
Options exercisable at March 31, 2017	1,292,139	$19.88	3.53	$16,301
Options expected to vest	1,377,509	$20.77	4.31	$19,649

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.2 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.6 years.

Restricted stock awards

The Company issued time based restricted stock during the three months ended March 31, 2017 and 2016. The restricted stock awards vest over a range of a 1 - 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period. Restricted stock awards with market vesting components (granted in 2010, 2011, and 2012) were valued using a Monte Carlo Simulation with 100,000 simulation paths to assess the expected percentage of vested shares. A Geometric Brownian Motion was used for simulating the equity prices for a period of ten years and if the restricted stock were not vested during the ten-year period, it was assumed they were forfeited.

No market-based stock awards were granted during the first quarter of 2017. During the three months ended March 31, 2016, the Company granted market-based stock awards of 26,594 shares in accordance with the 2014 Plan. These shares have a five-year performance period. The restricted stock shares vest upon the later of the Company’s stock price achieving an established price goal during the performance period, and the third anniversary of the date of grant. The fair value of these awards was determined using a Monte Carlo Simulation at grant date. The grant date fair value of these awards was $11.28. As of March 31, 2017, the market-based performance condition had been met for these awards and the total unrecognized compensation cost related to these non-vested awards totaled $0.3 million, and is expected to be recognized over a weighted average period of approximately 2.1 years.

Performance stock units

During the three months ended March 31, 2017 and 2016, the Company granted 49,758 and 91,342 performance stock units in accordance with the 2014 Plan, respectively. These performance stock units granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit for awards granted during the three months ended March 31, 2017 of the EPS target portion and the TSR target portion was $34.04 and $32.06, respectively.

The following table summarizes restricted stock activity during the three months ended March 31, 2017:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	shares	date fair value	stock units	date fair value
Unvested at December 31, 2016	499,271	$15.82	85,295	$18.22
Vested	(99,967)	13.01	—	—
Granted	47,199	33.94	49,758	33.22
Forfeited	(2,602)	18.94	(932)	18.22
Surrendered	(87,494)	13.01	—	—
Unvested at March 31, 2017	356,407	$19.68	134,121	$23.78

As of March 31, 2017, the total unrecognized compensation cost related to the non-vested units totaled $2.3 million, and is expected to be recognized over a weighted average period of approximately 2.5 years. Expense related to non-vested restricted awards and units totaled $0.7 million during the three months ended March 31, 2017 and 2016, and is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering period is the six-month period commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There is no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 360,963 was available for issuance.

Under the ESPP, employees purchased 5,373 shares during the three months ended March 31, 2017.

Note 10 Warrants

During the first quarter of 2017, 250,750 warrants were exercised in a non-cash transaction, representing the remaining outstanding warrants. The warrants were granted to certain lead shareholders of the Company at the time of the Company’s initial capital raise (2009-2010), all with an exercise price of $20.00 per share.

Note 11 Common Stock

On August 5, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. The remaining authorization under this program as of March 31, 2017 was $12.6 million.

The Company had 26,715,532 and 26,386,583 shares of Class A common stock outstanding at March 31, 2017 and December 31, 2016, respectively. Additionally, the Company had 356,407 and 499,271 shares outstanding at March 31, 2017 and December 31, 2016, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

Note 12 Income Per Share

The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 9.

The Company had 26,715,532 and 29,252,419 shares of Class A common stock outstanding as of March 31, 2017 and 2016, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted income per share because to do so would have been anti-dilutive for the three months ended March 31, 2017 and 2016.

The following table illustrates the computation of basic and diluted income per share for the three months ended March 31, 2017 and 2016:

	For the three months ended
	March 31, 2017	March 31, 2016
Net income	$8,258	$251
Less: income allocated to participating securities	(8)	(14)
Income allocated to common shareholders	$8,250	$237
Weighted average shares outstanding for basic income per common share	26,801,773	30,117,317
Dilutive effect of equity awards	844,473	986
Dilutive effect of warrants	33,783	—
Weighted average shares outstanding for diluted income per common share	27,680,029	30,118,303
Basic income per share	$0.31	$0.01
Diluted income per share	$0.30	$0.01

The Company had 1,719,701 and 2,712,102 outstanding stock options to purchase common stock at weighted average exercise prices of $20.56 and $19.81 per share at March 31, 2017 and 2016, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, 250,750 warrants were exercised in a non-cash transaction during the first quarter of 2017, representing the remaining outstanding warrants. The warrants had an exercise price of $20.00, which were in-the-money for purposes of the dilution calculations during the three months ended March 31, 2017 and 2016. The Company had 356,407 and 1,000,275 unvested restricted shares and units issued as of March 31, 2017 and 2016, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 13 Income Taxes

The income tax rate for the three months ended March 31, 2017 and 2016 was a benefit of (17.7)%  and an expense of 43.0%, respectively, calculated based on a full year forecast method. The tax benefit recorded for the three months ended March 31, 2017 was driven by a $2.8 million tax benefit from stock compensation activity during the first quarter of 2017. The tax expense recorded for the three months ended March 31, 2016 was higher due to a write off of deferred tax assets associated with stock compensation activity. Without the discrete items related to stock compensation activity, the quarterly effective tax rate was consistent period-to-period. The quarterly effective tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. See management’s discussion and analysis for further information.

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

Fair values of derivative instrument on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of March 31, 2017 and December 31, 2016.

Information about the valuation methods used to measure fair value is provided in note 16.

		Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2017	2016	Location	2017	2016
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$10,420	$9,528	Other liabilities	$1,210	$1,381
Total derivatives designated as hedging instruments		$10,420	$9,528		$1,210	$1,381

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$2,160	$1,900	Other liabilities	$2,191	$1,898
Interest rate lock commitments	Other assets	265	149	Other liabilities	—	6
Forward contracts	Other assets	—	138	Other liabilities	75	20
Forward loan sales agreements	Loans held for sale	18	—	Loans held for sale	—	161
Total derivatives not designated as hedging instruments		$2,443	$2,187		$2,266	$2,085

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2017, the Company had 49 interest rate swaps with a notional amount of $340.1 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. As of December 31, 2016, the Company had 42 interest rate swaps with a notional amount of $313.0 million that were designated as fair value hedges.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2017, the Company recognized a net loss of $177 thousand in non-interest income related to hedge ineffectiveness. During the three months ended March 31 2016, the Company recognized a net loss of $662 thousand in non-interest income related to hedge ineffectiveness.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2017, the Company had 38 matched interest rate swap transactions with an aggregate notional amount of $143.7 million related to this program. As of December 31, 2016, the Company had 36 matched interest rate swap transactions with an aggregate notional amount of $132.6 million related to this program.

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

The Company had 91 interest rate lock commitments with a notional value of $17.4 million, ten forward contracts with a notional value of $11.3 million and eleven forward loan sales commitments with a notional value of $1.3 million at March 31, 2017. At December 31, 2016, the Company had 78 interest rate lock commitments with a notional value of $13.8 million, eleven forward contracts with a notional value of $11.8 million and 70 forward loan sales commitments with a notional value of $12.0 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2017 and 2016:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended March 31,
hedging relationships	derivatives	2017	2016
Interest rate products	Other non-interest income	$1,064	$(10,901)
Total		$1,064	$(10,901)

	Location of gain (loss)	Amount of gain (loss) recognized in income on hedged items
	recognized in income on	For the three months ended March 31,
Hedged items	hedged items	2017	2016
Interest rate products	Other non-interest income	$(1,241)	$10,239
Total		$(1,241)	$10,239

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended March 31,
as hedging instruments	derivatives	2017	2016
Interest rate products	Other non-interest expense	$(32)	$(93)
Interest rate lock commitments	Gain on sale of mortgages, net	123	—
Forward contracts	Gain on sale of mortgages, net	(193)	—
Forward loan sales agreements	Gain on sale of mortgages, net	178	—
Total		$76	$(93)

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

As of March 31, 2017 and December 31, 2016, the termination value of derivatives in a net liability position related to these agreements was $0.6 million and $1.3 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of March 31, 2017 and December 31, 2016, the Company had posted $0.9 million and $0.8 million, respectively, in eligible collateral. If the Company had breached any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

Note 15 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At March 31, 2017 and December 31, 2016, the Company had loan commitments totaling $655.8 million and $602.2 million, respectively, and standby letters of credit that totaled $14.3 million and $13.5 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Commitments to fund loans	$185,842	$149,391
Unfunded commitments under lines of credit	469,943	452,851
Commercial and standby letters of credit	14,325	13,532
Total unfunded commitments	$670,110	$615,774

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the three months ended March 31, 2017 and 2016, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At March 31, 2017 and December 31, 2016, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$210,034	$—	$210,034
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	708,209	—	708,209
Municipal securities	—	2,954	—	2,954
Interest rate swap derivatives	—	12,580	—	12,580
Mortgage banking derivatives	—	—	283	283
Total assets at fair value	$—	$933,777	$283	$934,060
Liabilities:
Interest rate swap derivatives	$—	$3,401	$—	$3,401
Mortgage banking derivatives	—	—	75	75
Total liabilities at fair value	$—	$3,401	$75	$3,476

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$227,160	$—	$227,160
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	652,739	—	652,739
Municipal securities	—	3,648	—	3,648
Interest rate swap derivatives	—	11,428	—	11,428
Mortgage banking derivatives	—	—	287	287
Total assets at fair value	$—	$894,975	$287	$895,262
Liabilities:
Interest rate swap derivatives	$—	$3,279	$—	$3,279
Mortgage banking derivatives	—	—	187	187
Total liabilities at fair value	$—	$3,279	$187	$3,466

The table below details the changes in level 3 financial instruments during the three months ended March 31, 2017:

Mortgage banking
derivatives, net
Balance at December 31, 2016	$100
Gain included in earnings, net	108
Balance at March 31, 2017	$208

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At March 31, 2017, the Company measured three loans not accounted for under ASC 310-30 at fair value on a non-recurring basis, with a carrying balance of $10.6 million and specific reserve balance of $2.9 million. At March 31, 2016, the Company measured seven loans with a total carrying balance of $36.9 million and total specific reserves of $14.1 million.

The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.

OREO is recorded at the lower of the cost basis or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $46 thousand and $69 thousand of OREO impairments in the consolidated statements of operations during the three months ended March 31, 2017 and 2016, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the three months ended March 31, 2017 and 2016:

	March 31, 2017
	Total	Losses from fair value changes
Other real estate owned	$15,552	$46
Impaired loans	41,103	209

	March 31, 2016
	Total	Losses from fair value changes
Other real estate owned	$21,019	$69
Impaired loans	56,257	502

The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the three months ended March 31, 2017.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments classified as level 3 of the fair value hierarchy as of March 31, 2017. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO and premises and equipment. These valuations utilize third party appraisal or broker price opinions, and are classified as level 3 due to the significant judgment involved:

	Fair value at
	March 31, 2017	Valuation technique	Unobservable input	Qualitative measures
Other available-for-sale securities	$419	Par value	Par value
Municipal securities	265	Par value	Par value
Impaired loans	41,103	Appraised value	Appraised values
			Discount rate	0% - 25%

Note 17 Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The fair value of financial instruments at March 31, 2017 and December 31, 2016, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair value	March 31, 2017		December 31, 2016
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$218,430	$218,430	$152,736	$152,736
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	210,034	210,034	227,160	227,160
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	708,209	708,209	652,739	652,739
Municipal securities	Level 2	2,954	2,954	3,648	3,648
Municipal securities	Level 3	265	265	265	265
Other available-for-sale securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	247,775	248,940	263,411	264,862
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	65,671	64,330	69,094	67,711
Non-marketable securities	Level 2	13,065	13,065	14,949	14,949
Loans receivable	Level 3	2,953,655	2,960,288	2,860,921	2,879,860
Loans held-for-sale	Level 2	3,547	3,547	24,187	24,187
Accrued interest receivable	Level 2	14,332	14,332	12,562	12,562
Interest rate swap derivatives	Level 2	12,580	12,580	11,428	11,428
Mortgage banking derivatives	Level 3	283	283	287	287
LIABILITIES
Deposit transaction accounts	Level 2	2,782,949	2,782,949	2,696,603	2,696,603
Time deposits	Level 2	1,184,994	1,184,994	1,172,046	1,172,046
Securities sold under agreements to repurchase	Level 2	91,697	91,697	92,011	92,011
Federal Home Loan Bank advances	Level 2	76,780	78,569	38,665	39,324
Accrued interest payable	Level 2	6,246	6,246	4,973	4,973
Interest rate swap derivatives	Level 2	3,401	3,401	3,279	3,279
Mortgage banking derivatives	Level 3	75	75	187	187

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

Derivative assets and liabilities

Fair values for derivative assets and liabilities are fully described in note 14.

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

Note 18 Subsequent Events

The Company entered into definitive agreements for the sales of four banking centers that closed during the second quarter of 2017. The sales included buildings with a fair value of $1.6 million, loans carried at $13.9 million and deposits carried at $100.5 million at March 31, 2017. The Company estimates it will realize a $3.0 million gain during the second quarter of 2017 as a result of these sales.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2017, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2016, 2015, and 2014. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

On December 31, 2015, our bank subsidiary converted to a Colorado state-chartered bank and changed its name from NBH Bank, N.A. to NBH Bank. All references to NBH Bank should be considered synonymous with references to NBH Bank, N.A. prior to the name change.

All amounts are in thousands, except share data, or as otherwise noted.

Overview

Our focus is on building strong banking relationships with small to medium-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. Through our acquisitions, we have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We believe that our established presence in core markets that are outperforming national averages positions us well for growth opportunities. As of March 31, 2017, we had $4.7 billion in assets, $3.0 billion in loans, $4.0 billion in deposits and $0.5 billion in equity.

Operating Highlights and Key Challenges

Our operations resulted in the following highlights as of and for the three months ended March 31, 2017 (except as noted):

Strategic execution

•

Net income was $8.3 million, or $0.30 per diluted share, compared to net income of $0.3 million, or $0.01 per diluted share for the first quarter of 2016. The return on average tangible assets was 0.81% compared to 0.10% for the first quarter of 2016. The return on average tangible equity was 7.66% compared to 0.79% for the first quarter of 2016.

•

Loan originations totaled a record $1.1 billion over the past twelve months, resulting in originated loan outstandings growth of 20.3% over March 31, 2016. Annualized net charge-offs on non 310-30 loans totaled 0.02% of average non 310-30 loans, consistent with prior quarter.

•

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with no individual industry segment comprising more than 15% of total loan commitments, with the majority being 10% or less.

•	Capital ratios in excess of federal bank regulatory agency “well capitalized” thresholds.

Loan portfolio

•

Total loans ended the quarter at $3.0 billion and increased $92.7 million, or 13.1% annualized, since December 31, 2016, driven by new loan originations of $196.6 million. Total loans at March 31, 2017 increased $361.6 million, or 14.0%, since March 31, 2016.

•	Non 310-30 loans increased $98.5 million, or 14.7% annualized, led by total commercial loans increasing 22.3% annualized.
•	Originated loans totaled $2.7 billion and increased $107.7 million, or 17.0%, annualized.
•	Successfully exited $5.8 million, or 16.1% annualized, of the remaining acquired 310-30 loan portfolio.
•	Maintained a diverse loan portfolio with no single industry sector comprising more that 15% of total loan exposure.
•	Accretable yield for the acquired loans accounted under ASC 310-30 increased a net $5.0 million.

Non 310-30 Credit quality

•	Provision for loan losses totaled $1.8 million and included $0.5 million due to an additional specific reserve on one energy credit previously placed on non-accrual.
•	Annualized net charge-offs in the non 310-30 portfolio were 0.02% of average non 310-30 loans, consistent with prior quarter.
•

Credit quality remained stable, as 90 days past due and non-accruing loans were 1.20% of total loans at March 31, 2017 compared to 1.13% at December 31, 2016. Non-performing assets to total loans and OREO totaled 1.66% at March 31, 2017 compared to 1.61% at December 31, 2016.

Client deposit funded balance sheet

•	Total deposits averaged $3.9 billion and increased $51.9 million, or 5.5% annualized, driven by transaction deposit growth of $41.4 million, or 6.3% annualized.
•	Average demand deposits grew $31.9 million, or 4.0%, compared to the three months ended March 31, 2016.
•	Higher-cost average time deposits decreased $6.3 million, or 0.5%, compared to the three months ended March 31, 2016.
•	The mix of transaction deposits to total deposits improved to 70.1% from 69.2% at March 31, 2016.
•	The average cost of deposits totaled 0.39% for the first quarter of 2017, compared to 0.35% for the first quarter of 2016.
•	Repurchase agreements averaged $78.3 million, decreasing $28.5 million compared to the three months ended March 31, 2016, due to temporary client funds from one client in the prior year.

Revenues

•

Fully taxable equivalent (FTE) net interest income totaled $36.0 million, representing a decrease of $3.0 million, or 7.7%, from the three months ended March 31, 2016, due to lower levels of higher-yielding 310-30 loans.

•

The fully taxable equivalent net interest margin narrowed 0.24% to 3.44% from March 31, 2016, entirely due to lower levels of high-yielding 310-30 loans and a 0.06% increase in the cost of interest bearing liabilities while the yield on average earning assets narrowed 0.22% to 3.70% due to lower interest income and average earning assets.

•

Non-interest income totaled $8.7 million, increasing $0.8 million from March 31, 2016, driven by a $0.6 million increase in swap related income due to interest rate movements during the period and a $0.2 million increase in other income categories.

•

Service charges and bank card fees increased a combined $0.1 million on the strength of higher interchange activity, while gain on sale of mortgages was consistent with prior year. These increases were offset by $0.1 million of lower OREO related income.

Expenses

•

Non-interest expense totaled $34.6 million, representing a decrease of $0.3 million. The decrease was partially due to lower salaries and benefits of $0.2 million and lower occupancy and equipment of $0.6 million offset by other non-interest expense increases of $0.4 million.

•	Problem asset workout expenses and gain on sale of OREO increased a combined $0.2 million from the three months ended March 31, 2016, as no large OREO gains were realized in the quarter.

Strong capital position

•

Capital ratios are strong as our capital position remains well in excess of federal bank regulatory thresholds. As of March 31, 2017, our consolidated tier 1 leverage ratio was 10.2% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 13.5%.

•	At March 31, 2017, common book value per share was $20.12, while tangible common book value per share was $18.05 and $18.96 after consideration of the excess accretable yield value of $0.91 per share.
•	Since early 2013, we have repurchased 26.6 million shares, or 50.9% of then outstanding shares, at an attractive weighted average price of $20.03 per share.

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

General economic conditions continued to modestly improve in the first quarter of 2017. Residential real estate values have largely recovered from their lows and commercial real estate property fundamentals continued to improve in our markets and nationally across all property types and classes. We consider this recovery with guarded optimism. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

Oil and gas prices began a steep decline in November 2014 and have remained depressed through the first quarter of 2017. While there have been job losses related to the Energy sector, employment rates and job creation have trended favorably as other industry sectors have offset declines in Energy. Nevertheless, the direct impact on the Energy sector has been profound and we have experienced credit deterioration and credit losses in our Energy loan portfolio. Energy loans comprised 3.0% of our total loans at March 31, 2017 and prolonged or further pricing pressure on oil and gas could lead to additional credit stress in our energy portfolio.

The agriculture industry is in the third year of depressed commodity prices. Our agriculture portfolio is only 4.3% of total loans and is well-diversified across crop and livestock types. We have maintained prudent client selectivity, leading to agriculture clients possessing low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our originated loan portfolio at March 31, 2017 totaled $2.7 billion, representing an increase of $107.7 million, or 17.0% annualized compared to December 31, 2016, due to $196.6 million in loan originations during the first quarter of 2017, partially offset by loan paydowns and payoffs during the first quarter. Our acquired loans have produced higher yields than our originated loans, due to accretion of fair value adjustments. During the three months ended March 31, 2017, our weighted average rate on loan originations was 4.00% (fully taxable equivalent), compared to the first quarter 2017 weighted average yield of our total loan portfolio of 4.64% (fully taxable equivalent). Downward pressure on the yields of our total loan portfolio will continue to the extent that our originated loan portfolio does not provide sufficient yields to replace the high yields on the acquired loan portfolio as they pay down or pay off. We expect the loan portfolio yield to reach an inflection point as the higher yielding acquired loan balances decrease as a percentage of earning assets, coupled with repricing of our loan portfolio with increases in short-term interest rates. Growth in our interest income will ultimately be dependent on our ability to generate sufficient volumes of high-quality originated loans.

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

Performance Overview

In evaluating our consolidated statements of financial condition and results of operations financial statement line items, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for the periods indicated:

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Key Ratios(1)
Return on average assets	0.73%	0.87%	0.02%
Return on average tangible assets(2)	0.81%	0.95%	0.10%
Return on average tangible assets before provision for loan losses and taxes FTE(2)	1.02%	1.21%	1.18%
Return on average equity	6.23%	7.31%	0.16%
Return on average tangible common equity(2)	7.66%	8.87%	0.79%
Interest earning assets to interest bearing liabilities (end of period)(3)	133.94%	133.44%	134.09%
Loans to deposits ratio (end of period)	74.53%	74.58%	67.70%
Non-interest bearing deposits to total deposits (end of period)	22.10%	21.89%	20.98%
Net interest margin(4)	3.31%	3.37%	3.59%
Net interest margin FTE(2)(4)	3.44%	3.46%	3.68%
Interest rate spread(5)	3.31%	3.34%	3.56%
Yield on earning assets(3)	3.70%	3.73%	3.92%
Yield on earning assets FTE(2)(3)	3.82%	3.83%	4.01%
Cost of interest bearing liabilities(3)	0.51%	0.49%	0.45%
Cost of deposits	0.39%	0.38%	0.35%
Non-interest expense to average assets	3.05%	2.98%	3.03%
Efficiency ratio FTE(2)(6)	74.37%	70.62%	71.44%

Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	1.14%	1.07%	1.74%
Non-performing assets to total loans and OREO	1.66%	1.61%	2.56%
Allowance for loan losses to total loans	1.04%	1.02%	1.43%
Allowance for loan losses to non-performing loans	91.50%	94.98%	82.44%
Net charge-offs to average loans(1)	0.02%	0.02%	0.09%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation below.
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

These non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with GAPP and you should not rely on non-GAAP financial measures alone as measures of our performance. The non-GAAP financial measures we present may differ from non-GAAP financial measures used by our peers or other companies. We compensate for these limitations by providing the equivalent GAAP measures whenever we present the non-GAAP financial measures and by including a reconciliation of the impact of the components adjusted for in the non-GAAP financial measure so that both measures and the individual components may be considered when analyzing our performance.

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows.

Tangible Common Book Value Ratios

	March 31,	December 31,	March 31,
	2017	2016	2016
Total shareholders’ equity	$537,618	$536,189	$603,923
Less: goodwill and intangible assets, net	(65,210)	(66,580)	(70,689)
Add: deferred tax liability related to goodwill	9,710	9,323	8,160
Tangible common equity (non-GAAP)	$482,118	$478,932	$541,394

Total assets	$4,728,295	$4,573,046	$4,615,974
Less: goodwill and intangible assets, net	(65,210)	(66,580)	(70,689)
Add: deferred tax liability related to goodwill	9,710	9,323	8,160
Tangible assets (non-GAAP)	$4,672,795	$4,515,789	$4,553,445

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.37%	11.72%	13.08%
Less: impact of goodwill and intangible assets, net	(1.05)%	(1.11)%	(1.19)%
Tangible common equity to tangible assets (non-GAAP)	10.32%	10.61%	11.89%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$482,118	$478,932	$541,394
Divided by: ending shares outstanding	26,715,532	26,386,583	29,252,419
Tangible common book value per share (non-GAAP)	$18.05	$18.15	$18.51

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$482,118	$478,932	$541,394
Less: accumulated other comprehensive income, net of tax	1,856	1,762	(8,553)
Tangible common book value, excluding accumulated other comprehensive income, net of tax (non-GAAP)	483,974	480,694	532,841
Divided by: ending shares outstanding	26,715,532	26,386,583	29,252,419
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$18.12	$18.22	$18.22

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Net income	$8,258	$9,989	$251
Add: impact of core deposit intangible amortization expense, after tax	836	836	836
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$9,094	$10,825	$1,087

Income before income taxes FTE (non-GAAP)	$8,287	$11,098	$1,415
Add: impact of core deposit intangible amortization expense, before tax	1,370	1,370	1,370
Add: provision for loan losses	1,795	1,282	10,619
FTE income adjusted for impact of core deposit intangible amortization expense and provision (non-GAAP)	$11,452	$13,750	$13,404

Average assets	$4,606,870	$4,592,228	$4,632,796
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(56,180)	(57,932)	(63,202)
Average tangible assets (non-GAAP)	$4,550,690	$4,534,296	$4,569,594

Average shareholders' equity	$537,919	$543,421	$616,210
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(56,180)	(57,932)	(63,202)
Average tangible common equity (non-GAAP)	$481,739	$485,489	$553,008

Return on average assets	0.73%	0.87%	0.02%
Return on average tangible assets (non-GAAP)	0.81%	0.95%	0.10%
Return on average tangible assets before provision for loan losses and taxes FTE (non-GAAP)	1.02%	1.21%	1.18%
Return on average equity	6.23%	7.31%	0.16%
Return on average tangible common equity (non-GAAP)	7.66%	8.87%	0.79%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Interest income	$38,740	$39,658	$41,554
Add: impact of taxable equivalent adjustment	1,269	1,028	975
Interest income FTE (non-GAAP)	$40,009	$40,686	$42,529

Net interest income	$34,722	$35,785	$38,038
Add: impact of taxable equivalent adjustment	1,269	1,028	975
Net interest income FTE (non-GAAP)	$35,991	$36,813	$39,013

Average earning assets	$4,248,487	$4,230,177	$4,261,222
Yield on earning assets	3.70%	3.73%	3.92%
Yield on earning assets FTE (non-GAAP)	3.82%	3.83%	4.01%
Net interest margin	3.31%	3.37%	3.59%
Net interest margin FTE (non-GAAP)	3.44%	3.46%	3.68%

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the accounting for acquired loans and the determination of the ALL. These critical accounting policies and estimates are summarized in the sections captioned “Application of Critical Accounting Policies” in Management's Discussion and Analysis in our 2016 Annual Report on Form 10-K, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for the year ended December 31, 2016.

Financial Condition

Total assets increased to $4.7 billion at March 31, 2017 from $4.6 billion at December 31, 2016. During the three months ended March 31, 2017, the investment securities portfolio increased $18.6 million, or 1.5%. Total loans were $3.0 billion at March 31, 2017, and grew $92.7 million, or 13.1% annualized, from December 31, 2016. Originated loan outstandings totaled $2.7 billion and increased $107.7 million, or 17.0%, annualized. The acquired 310-30 loan portfolio declined $5.8 million, or 16.1%, from December 31, 2016, as a result of the continued successful workout efforts that have been made on our existing acquired problem loans. OREO decreased $0.1 million as we continue to resolve problem assets. During the three months ended March 31, 2017, lower cost demand, savings, and money market ("transaction") deposits increased $86.3 million and time deposits increased $12.9 million.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $0.9 billion at March 31, 2017 and December 31, 2016. During the three months ended March 31, 2017, maturities and pay downs of available-for-sale securities totaled $59.2 million, and purchases of available-for-sale securities totaled $97.0 million.

Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated:

	March 31, 2017				December 31, 2016
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$206,779	$210,034	22.9%	2.32%	$223,781	$227,160	25.8%	2.31%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	721,536	708,209	76.8%	1.82%	666,616	652,739	73.8%	1.71%
Municipal securities	3,228	3,219	0.3%	3.36%	3,921	3,914	0.4%	3.34%
Other securities	419	419	0.0%	0.00%	419	419	0.0%	0.00%
Total investment securities available-for-sale	$931,962	$921,881	100.0%	1.94%	$894,737	$884,232	100.0%	1.86%

As of March 31, 2017 and December 31, 2016, generally the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At March 31, 2017 and December 31, 2016, adjustable rate securities comprised 6.0% and 6.7%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.06% per annum and 1.97% per annum at March 31, 2017 and December 31, 2016, respectively.

The available-for-sale investment portfolio included $15.8 million and $16.5 million of gross unrealized losses at March 31, 2017 and December 31, 2016, respectively, which were partially offset by $5.8 million and $6.0 million of gross unrealized gains, respectively. In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

 Held-to-maturity

At March 31, 2017, we held $313.4 million of held-to-maturity investment securities, compared to $332.5 million at December 31, 2016, a decrease of $19.1 million, or 5.7%. During the three months ended March 31, 2017, maturities and pay downs of held-to-maturity securities totaled $18.4 million, while there were no purchases of held-to-maturity securities.

Held-to-maturity investment securities are summarized as follows as of the date indicated:

	March 31, 2017				December 31, 2016
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$247,775	$248,940	79.0%	3.24%	$263,411	$264,862	79.2%	3.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	65,671	64,330	21.0%	1.67%	69,094	67,711	20.8%	1.68%
Total investment securities held-to-maturity	$313,446	$313,270	100.0%	2.91%	$332,505	$332,573	100.0%	2.91%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $313.3 million and $332.6 million, at March 31, 2017 and December 31, 2016, respectively, and included $0.2 million of net unrealized losses and $0.1 million of net unrealized gains for the respective periods.

Loans Overview

At March 31, 2017, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our five acquisitions to date.

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

The table below shows the loan portfolio composition and the breakout of the portfolio between ASC 310-30 loans and non 310-30 loans at the respective dates:

			March 31, 2017 vs
			December 31, 2016
	March 31, 2017	December 31, 2016	% Change
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,150,688	$1,074,696	7.1%
Owner occupied commercial real estate	236,335	221,544	6.7%
Agriculture	128,147	134,637	(4.8)%
Energy	89,491	90,273	(0.9)%
Total commercial	1,604,661	1,521,150	5.5%
Commercial real estate non-owner occupied	451,151	437,642	3.1%
Residential real estate	730,985	728,361	0.4%
Consumer	26,794	27,916	(4.0)%
Total loans excluded from ASC 310-30	2,813,591	2,715,069	3.6%
Loans accounted for under ASC 310-30:
Commercial	36,935	39,280	(6.0)%
Commercial real estate non-owner occupied	86,842	89,150	(2.6)%
Residential real estate	15,470	16,524	(6.4)%
Consumer	817	898	(9.0)%
Total loans accounted for under ASC 310-30	140,064	145,852	(4.0)%
Total loans	$2,953,655	$2,860,921	3.2%

Our loan portfolio totaled $3.0 billion at March 31, 2017, representing an increase of $92.7 million, or 13.1%, annualized, from December 31, 2016, driven by new loan originations of $196.6 million during the first quarter of 2017. Non 310-30 loans increased $98.5 million, or 14.7% annualized, led by total commercial loans increasing 22.3%. Originated loans outstanding totaled $2.7 billion and increased $107.7 million, or 17.0%, annualized, from December 31, 2016. The acquired 310-30 loan portfolio declined $5.8 million, or 16.1%, annualized, from December 31, 2016, as a result of the continued successful workout efforts that have been made on exiting acquired problem loans. At March 31, 2017 and December 31, 2016, $13.9 million and $14.4 million, respectively, of non 310-30 loans were held-for-sale, most of which were in the residential real estate segment.

We have successfully generated new relationships with small to medium-sized businesses and individuals, experiencing particularly strong loan growth in our commercial portfolio, which at March 31, 2017, was comprised of diverse industry segments. Included in our commercial loans are energy-related loans that comprised 19.3% of the Company’s risk based capital and 3.0% of total loans. The average balance per client in the energy sector was $4.1 million at March 31, 2017. Energy midstream (loans to companies that engage in consolidation, storage, and transportation of oil and gas), energy production (loans to companies engaged in exploration and production), and energy services (loans to companies that provide products and services to oil/gas companies), made up 49.0%, 34.0%, and 17.0%, respectively, of the total energy related portfolio at March 31, 2017. Unfunded commitments to energy clients totaled $100.0 million at March 31, 2017, including $68.5 million to production clients, $28.4 million to midstream clients and $3.2 million to services clients. We may not be contractually required to fund certain amounts depending on the individual circumstances of each client. Energy prices continued to be depressed through the first quarter of 2017, which may result in continued stress on our energy clients and the credit quality of our energy loan portfolio.

Loans in the midstream subsector totaled $43.8 million, with an average balance per client of $8.8 million. One midstream client rated doubtful at March 31, 2017, was placed on non-accrual during the first quarter of 2016, and remained on non-accrual with a loan balance of $3.0 million at March 31, 2017. Loans in the production subsector totaled $30.4 million of the energy loan balances at March 31, 2017, with an average balance per client of $2.5 million. We lend only against proven reserves of our production clients and on a senior secured basis. One production client rated substandard at March 31, 2017, was placed on non-accrual during the first quarter of 2016 and remained on non-accrual with a loan balance of $6.6 million at March 31, 2017. Loans in the services subsector totaled $15.3 million with an average balance per client of $2.5 million. One energy services client rated substandard at March 31, 2017 was placed on non-accrual during the third quarter of 2016 and remained on non-accrual with a loan balance of $3.1 million at March 31, 2017.

At March 31, 2017, our non-owner occupied commercial real estate loans totaled $538.0 million and were 116.0% of the Company’s risk based capital, or 18.2%, of total loans, and no specific property type comprised more than 4.1% of total loans. Multi-family loans totaled $25.3 million, or less than 1.0% of total loans as of March 31, 2017. Agriculture loans totaled $128.1 million and were 27.6% of the Company’s risk based capital and 4.3% of total loans, and are well-diversified across crop and livestock types.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled a record $1.1 billion over the past twelve months, resulting in originated loan outstanding growth of 20.3% over March 31, 2016. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income. The following table represents new loan originations for the last five quarters:

	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	2017	2016	2016	2016	2016
Commercial:
Commercial and industrial	$114,414	$109,670	$92,433	$142,179	$59,361
Owner occupied commercial real estate	16,988	18,606	19,091	17,883	10,399
Agriculture	(3,644)	18,480	9,589	18,072	10,375
Energy	(81)	4,433	(1,251)	(17,328)	(13,984)
Total commercial	127,677	151,189	119,862	160,806	66,151
Commercial real estate non-owner occupied	36,962	30,227	54,456	89,109	44,876
Residential real estate	29,616	89,968	102,703	63,815	49,722
Consumer	2,378	3,566	4,995	3,158	2,671
Total	$196,633	$274,950	$282,016	$316,888	$163,420

The tables below show the contractual maturities of our loans for the dates indicated:

	March 31, 2017
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$74,011	$498,498	$586,753	$1,159,262
Owner occupied commercial real estate	24,737	89,096	141,950	255,783
Agriculture	17,279	89,991	29,790	137,060
Energy	19,191	70,300	—	89,491
Total commercial	135,218	747,885	758,493	1,641,596
Commercial real estate non-owner occupied	115,168	298,542	124,283	537,993
Residential real estate	8,074	35,218	703,163	746,455
Consumer	5,851	16,898	4,862	27,611
Total loans	$264,311	$1,098,543	$1,590,801	$2,953,655

	December 31, 2016
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$68,485	$455,444	$559,421	$1,083,350
Owner occupied commercial real estate	18,887	92,739	131,434	243,060
Agriculture	22,146	92,269	29,332	143,747
Energy	18,840	71,433	—	90,273
Total commercial	128,358	711,885	720,187	1,560,430
Commercial real estate non-owner occupied	126,784	279,135	120,873	526,792
Residential real estate	9,554	35,506	699,825	744,885
Consumer	5,529	18,164	5,121	28,814
Total loans	$270,225	$1,044,690	$1,546,006	$2,860,921

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated:

	March 31, 2017
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$586,570	3.29%	$493,098	3.97%	$1,079,668	3.60%
Owner occupied commercial real estate	119,909	4.15%	97,004	4.40%	216,913	4.45%
Agriculture	39,432	4.58%	72,434	3.81%	111,866	4.08%
Energy	7,044	0.91%	63,257	3.70%	70,301	3.12%
Total commercial	752,955	3.49%	725,793	3.99%	1,478,748	3.73%
Commercial real estate non-owner occupied	125,789	4.46%	244,079	3.78%	369,868	4.01%
Residential real estate	403,971	3.38%	319,468	3.76%	723,439	3.55%
Consumer	17,854	4.55%	3,209	4.25%	21,063	4.50%
Total loans with > 1 year maturity	$1,300,569	3.57%	$1,292,549	3.89%	$2,593,118	3.73%

	December 31, 2016
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$544,464	3.25%	$464,713	3.80%	$1,009,177	3.50%
Owner occupied commercial real estate	114,513	4.13%	92,535	4.32%	207,048	4.41%
Agriculture	41,373	4.62%	72,140	3.68%	113,513	4.02%
Energy	7,174	0.93%	64,259	3.60%	71,433	3.05%
Total commercial	707,524	3.46%	693,647	3.84%	1,401,171	3.65%
Commercial real estate non-owner occupied	136,965	4.51%	221,527	3.65%	358,492	3.98%
Residential real estate	402,616	3.37%	316,784	3.73%	719,400	3.53%
Consumer	19,127	4.49%	3,395	4.06%	22,522	4.42%
Total loans with > 1 year maturity	$1,266,232	3.56%	$1,235,353	3.78%	$2,501,585	3.67%

(1)

Included in commercial fixed rate loans are loans totaling $340,063 and $313,000 that have been swapped to variables rates at current market pricing at March 31, 2017 and December 31, 2016, respectively. Included in the commercial segment are tax exempt loans totaling $467,175 and $384,641 with a weighted average rate of 3.13% and 3.01% at March 31, 2017 and December 31, 2016, respectively.

Accretable Yield

At March 31, 2017, the accretable yield balance was $59.6 million compared to $60.5 million at December 31, 2016. We re-measured the expected cash flows quarterly for all 26 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. This re-measurement resulted in a net $5.0 million and $1.1 million reclassification from non-accretable difference to accretable yield during the three months ended March 31, 2017 and 2016, respectively.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	March 31, 2017	December 31, 2016
Remaining accretable yield on loans accounted for under ASC 310-30	$59,591	$60,476
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	2,913	3,236
Total remaining accretable yield and fair value mark	$62,504	$63,712

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

Asset quality is fundamental to our success and remains a strong point, driven by our disciplined adherence to our self-imposed concentration limits across industry sector and real estate property type. Accordingly, for the origination of loans, we have established a credit policy that allows for responsive, yet controlled lending with credit approval requirements that are scaled to loan size. Within the scope of the credit policy, each prospective loan is reviewed in order to determine the appropriateness and the adequacy of the loan characteristics and the security or collateral prior to making a loan. We have established underwriting standards and loan origination procedures that require appropriate documentation, including financial data and credit reports. For loans secured by real property, we require property appraisals, title insurance or a title opinion, hazard insurance and flood insurance, in each case where appropriate.

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

Non-performing Assets

Non-performing assets consist of non-accrual loans, troubled debt restructurings on non-accrual, OREO and other repossessed assets.  Non-accrual loans and troubled debt restructurings on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three months ended March 31, 2017 and March 31, 2016 was $0.5 million and $1.2 million, respectively.

Our acquired non-performing assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.

All loans accounted for under ASC 310-30 were classified as performing assets at March 31, 2017, as the carrying values of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented:

	March 31, 2017	December 31, 2016
Non-accrual loans:
Commercial:
Commercial and industrial	$517	$1,160
Owner occupied commercial real estate	2,736	2,054
Agriculture	1,022	297
Energy	—	6,517
Total commercial	4,275	10,028
Commercial real estate non-owner occupied	36	66
Residential real estate	4,285	3,875
Consumer	41	40
Total non-accrual loans	8,637	14,009
Restructured loans on non-accrual:
Commercial:
Commercial and industrial	9,170	7,527
Owner occupied commercial real estate	50	2
Agriculture	1,637	1,608
Energy	12,720	6,128
Total commercial	23,577	15,265
Commercial real estate non-owner occupied	—	—
Residential real estate	1,368	1,301
Consumer	134	142
Total restructured loans on non-accrual	25,079	16,708
Total non-performing loans	33,716	30,717
OREO	15,552	15,662
Total non-performing assets	$49,268	$46,379
Loans 90 days or more past due and still accruing interest	$105	$—
Accruing restructured loans	$5,589	$5,766
ALL	$30,850	$29,174
Total non-performing loans to total loans	1.14%	1.07%
Loans 90 days or more past due and still accruing interest to total loans	0.00%	0.00%
Total non-performing assets to total loans and OREO	1.66%	1.61%
ALL to non-performing loans	91.50%	94.98%

During the three months ended March 31, 2017, total non-performing loans increased $3.0 million from December 31, 2016. The increase was driven primarily by two loan relationships totaling a combined $1.5 million at March 31, 2017 within the owner occupied commercial real estate and agriculture segments, and one existing non-accrual commercial and industrial loan which increased $1.3 million during the quarter. During the three months ended March 31, 2017, accruing TDRs decreased $0.2 million.

The OREO balance of $15.6 million at March 31, 2017 excludes $1.6 million of minority interest in participated OREO in connection with the repossession of collateral on loans for which we were not the lead bank and we do not have a controlling interest. These properties have been repossessed by the lead banks and we have recorded our receivable due from the lead banks in other assets as minority interest in participated OREO. During the three months ended March 31, 2017, $0.6 million of OREO was foreclosed on or otherwise repossessed and $0.8 million of OREO was sold resulting in a net gain of $0.1 million.

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. The table below shows the past due status of loans not accounted for under ASC 310-30, based on contractual terms of the loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Loans 30-89 days past due and still accruing interest	$3,122	$2,296
Loans 90 days past due and still accruing interest	105	—
Non-accrual loans	33,716	30,717
Total past due and non-accrual loans	$36,943	$33,013
Total 90 days past due and still accruing interest and non-accrual loans to total loans	1.20%	1.13%
Total non-accrual loans to total loans	1.20%	1.13%
% of total past due and non-accrual loans that carry fair value marks	10.18%	10.75%

Loans 30-89 days past due and still accruing interest increased by $0.8 million from December 31, 2016 to March 31, 2017, and loans 90 days or more past due and still accruing interest increased $0.1 million from December 31, 2016 to March 31, 2017, for a collective increase in total past due loans of $0.9 million. Non-accrual loans increased $3.0 million at March 31, 2017 compared to December 31, 2016, further described within the Non-Performing Assets discussion of Management’s Discussion and Analysis. There were no ASC 310-30 loan pools past due or on non-accrual at March 31, 2017.

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

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the three months ended March 31, 2017 and 2016, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

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

Non 310-30 ALL

During the three months ended March 31, 2017, we recorded $1.8 million of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth and specific reserves on non-performing loans. Net charge-offs for non ASC 310-30 loans during the three months ended March 31, 2017 totaled $0.1 million. Specific reserves on impaired loans totaled $2.9 million at March 31, 2017.

During the three months ended March 31, 2016, we recorded $11.5 million of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth and specific reserves on non-performing loans. The provision was driven by specific reserves against the energy sector portfolio of $10.7 million, recorded during the first quarter of 2016. Net charge-offs for non ASC 310-30 loans during the three months ended March 31, 2016 totaled $572 thousand and were primarily from the commercial real estate non-owner occupied and consumer loan segments. Specific reserves on impaired loans totaled $14.1 million at March 31, 2016.

310-30 ALL

During the three months ended March 31, 2017, loans accounted for under ASC 310-30 had a $5 thousand recoupment driven by early payoffs and risk rating improvements.

During the three months ended March 31, 2016, loans accounted for under ASC 310-30 had an $862 thousand recoupment of a previously impaired agriculture pool.

Total ALL

After considering the above mentioned factors, we believe that the ALL of $30.9 million and $29.2 million is adequate to cover probable losses inherent in the loan portfolio at March 31, 2017 and December 31, 2016, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the periods listed:

	As of and for the three months ended
	March 31, 2017			March 31, 2016
	ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$225	$28,949	$29,174	$1,077	$26,042	$27,119
Charge-offs:
Commercial	—	(20)	(20)	—	(106)	(106)
Commercial real estate non-owner occupied	—	—	—	—	(276)	(276)
Residential real estate	—	(8)	(8)	—	(57)	(57)
Consumer	—	(182)	(182)	—	(220)	(220)
Total charge-offs	—	(210)	(210)	—	(659)	(659)
Recoveries	—	91	91	—	87	87
Net charge-offs	—	(119)	(119)	—	(572)	(572)
(Recoupment) provision for loan loss	(5)	1,800	1,795	(862)	11,481	10,619
Ending allowance for loan losses	$220	$30,630	$30,850	$215	$36,951	$37,166
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.00%	0.02%	0.02%	0.00%	0.10%	0.09%
Ratio of ALL to total loans outstanding at period end, respectively	0.16%	1.09%	1.04%	0.12%	1.53%	1.43%
Ratio of ALL to total non-performing loans at period end, respectively	0.00%	90.85%	91.50%	0.00%	81.97%	82.44%
Total loans	$140,064	$2,813,591	$2,953,655	$179,507	$2,412,540	$2,592,047
Average total loans outstanding during the period	$142,200	$2,736,897	$2,879,097	$190,658	$2,388,941	$2,579,599
Non-performing loans	$—	$33,716	$33,716	$—	$45,084	$45,084

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	March 31, 2017
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,641,596	55.6%	$20,539	66.6%
Commercial real estate non-owner occupied	537,993	18.2%	5,815	18.8%
Residential real estate	746,455	25.3%	4,216	13.7%
Consumer	27,611	0.9%	280	0.9%
Total	$2,953,655	100.0%	$30,850	100.0%

	December 31, 2016
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,560,430	54.6%	$18,821	64.6%
Commercial real estate non-owner occupied	526,792	18.4%	5,642	19.3%
Residential real estate	744,885	26.0%	4,387	15.0%
Consumer	28,814	1.0%	324	1.1%
Total	$2,860,921	100.0%	$29,174	100.0%

The ALL allocated to commercial loans increased to 66.6% of total ALL at March 31, 2017 from 64.6% at December 31, 2016, primarily due to loan growth and a $0.5 increase to specific reserves on one energy credit previously placed on non-accrual. The total allowance for loan losses on the energy sector portfolio was 4.3% compared to 3.9% at December 31, 2016.

Other Assets

Significant components of other assets were as follows as of the periods indicated:

			Increase (decrease)
	March 31, 2017	December 31, 2016	Amount	% Change
Bank-owned life insurance	$62,986	$62,516	$470	0.8%
Deferred tax asset	54,544	52,810	1,734	3.3%
Derivative asset	12,846	11,715	1,131	9.7%
Accrued interest on loans	11,569	10,020	1,549	15.5%
Accrued income taxes receivable	4,808	5,252	(444)	(8.5)%
Minority interest in participated other real estate owned	1,578	1,578	—	0.0%
Accrued interest on interest bearing bank deposits and investment securities	2,763	2,542	221	8.7%
Other miscellaneous assets	8,780	8,345	435	5.2%
Total other assets	$159,874	$154,778	$5,096	3.3%

Other assets totaled $159.9 million and $154.8 million at March 31, 2017 and December 31, 2016, respectively, representing an increase of $5.1 million, or 3.3%, during the three months ended March 31, 2017. The increase was largely driven by a $1.7 million increase in deferred tax asset, due to normal quarterly activity, a $1.5 million increase in accrued interest on loans and a $1.1 million increase in derivative assets, further discussed in note 14 of our consolidated financial statements. These increases were offset by a $0.5 million decrease in accrued income taxes receivable.

Other Liabilities

Significant components of other liabilities were as follows as of the periods indicated:

			Increase (decrease)
	March 31, 2017	December 31, 2016	Amount	% Change
Pending loan purchase settlement	$21,204	$5,063	$16,141	318.8%
Accrued expenses	7,297	13,040	(5,743)	(44.0)%
Accrued interest payable	6,246	4,973	1,273	25.6%
Derivative liability	3,475	3,466	9	0.3%
Other miscellaneous liabilities	16,035	10,990	5,045	45.9%
Total other liabilities	$54,257	$37,532	$16,725	44.6%

Other liabilities totaled $54.3 million and $37.5 million at March 31, 2017 and December 31, 2016, respectively, representing an increase of $16.7 million, or 44.6%, during the three months ended March 31, 2017. The increase was largely driven by a $16.1 million increase in pending loan purchase settlements due to timing of loan settlements, and an increase in derivative collateral reserves of $3.7 million, included within other miscellaneous liabilities. These increases were offset by a decrease in accrued expenses largely driven by lower bonus accruals of $2.2 million.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at March 31, 2017 and December 31, 2016:

					Increase (decrease)
	March 31, 2017		December 31, 2016		Amount	% Change
Non-interest bearing demand deposits	$876,933	22.1%	$846,744	21.9%	$30,189	3.6%
Interest bearing demand deposits	428,174	10.8%	427,538	11.1%	636	0.1%
Savings accounts	415,838	10.5%	376,046	9.7%	39,792	10.6%
Money market accounts	1,062,004	26.7%	1,046,275	27.0%	15,729	1.5%
Total transaction deposits	2,782,949	70.1%	2,696,603	69.7%	86,346	3.2%
Time deposits < $100,000	697,936	17.6%	704,673	18.2%	(6,737)	(1.0)%
Time deposits > $100,000	487,058	12.3%	467,373	12.1%	19,685	4.2%
Total time deposits	1,184,994	29.9%	1,172,046	30.3%	12,948	1.1%
Total deposits	$3,967,943	100.0%	3,868,649	100.0%	$99,294	2.6%

At March 31, 2017 and December 31, 2016, deposits totaling $100.5 million and $103.0 million were held-for-sale, including $49.7 million and $51.6 million of time deposits, respectively.

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of March 31, 2017:

March 31, 2017
Three months or less	$78,771
Over 3 months through 6 months	75,113
Over 6 months through 12 months	159,458
Thereafter	173,716
Total time deposits > $100,000	$487,058

During the three months ended March 31, 2017, our total deposits increased $99.3 million. Each deposit category included in transaction deposits increased from December 31, 2016. As a result, the mix of transaction deposits to total deposits improved to 70.1% at March 31, 2017, from 69.7% at December 31, 2016, as we continued to grow our low-cost deposit base and develop long-term banking relationships. At March 31, 2017 and December 31, 2016, we had $795.8 million and $788.8 million, respectively, of time deposits that were scheduled to mature within 12 months. Of the $795.8 million in time deposits scheduled to mature within 12 months at March 31, 2017, $313.3 million were in denominations of $100,000 or more, and $482.5 million were in denominations less than $100,000.

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

Overview of Results of Operations

We recorded net income of $8.3 million, or $0.30 per diluted share, during the three months ended March 31, 2017, compared to net income of $0.3 million, or $0.01 per diluted share, during the three months ended March 31, 2016. Fully taxable equivalent net interest income totaled $36.0 million for the three months ended March 31, 2017, and decreased $3.0 million from the three months ended March 31, 2016.

Provision for loan loss on non 310-30 loans was $1.8 million during the three months ended March 31, 2017, compared to $11.5 million during the three months ended March 31, 2016, a decrease of $9.7 million driven by an energy sector provision of $10.7 million during the three months ended March 31, 2016. The non 310-30 allowance for loan losses ended the quarter at 1.09% of total non 310-30 loans compared to 1.53% in the first quarter of 2016. Annualized net charge-offs on non 310-30 loans totaled 0.02%, compared to 0.10% in the first quarter of 2016.

Non-interest income was $8.7 million during the three months ended March 31, 2017, compared to $7.9 million during the three months ended March 31, 2016, an increase of $0.8 million from the three months ended March 31, 2016. The increase was driven by a $0.6 million increase in swap related income due to interest rate movements during the period and a net $0.2 million increase in other income categories.

Non-interest expense totaled $34.6 million during the three months ended March 31, 2017, compared to $34.9 million during the three months ended March 31, 2016, representing a decrease of $0.3 million. The decrease was partially due to lower occupancy and equipment of $0.6 million and lower salaries and benefits of $0.2 million offset by an increase of $0.4 million in other non-interest expense and a combined increase of $0.2 million in problem asset workout expense and gain on sale of OREO.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2017 and 2016:

	For the three months ended			For the three months ended
	March 31, 2017			March 31, 2016
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
ASC 310-30 loans	$142,200	$5,871	16.51%	$190,658	$10,294	21.60%
Non 310-30 loans FTE(1)(2)(3)(4)(5)	2,746,978	27,161	4.01%	2,401,257	23,637	3.96%
Investment securities available-for-sale	930,651	4,361	1.87%	1,137,509	5,657	1.99%
Investment securities held-to-maturity	324,411	2,252	2.78%	417,945	2,578	2.47%
Other securities	13,383	167	4.99%	18,804	228	4.85%
Interest earning deposits and securities purchased under agreements to resell	90,864	197	0.88%	95,049	135	0.57%
Total interest earning assets FTE(4)	$4,248,487	$40,009	3.82%	$4,261,222	$42,529	4.01%
Cash and due from banks	$67,102			$71,265
Other assets	321,128			328,814
Allowance for loan losses	(29,847)			(28,505)
Total assets	$4,606,870			$4,632,796
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,896,259	$1,366	0.29%	$1,839,627	$1,183	0.26%
Time deposits	1,179,821	2,421	0.83%	1,186,126	2,127	0.72%
Securities sold under agreements to repurchase	78,326	33	0.17%	106,860	40	0.15%
Federal Home Loan Bank advances	48,463	198	1.66%	40,000	166	1.67%
Total interest bearing liabilities	$3,202,869	$4,018	0.51%	$3,172,613	$3,516	0.45%
Demand deposits	$825,146			$793,262
Other liabilities	40,936			50,711
Total liabilities	4,068,951			4,016,586
Shareholders' equity	537,919			616,210
Total liabilities and shareholders' equity	$4,606,870			$4,632,796
Net interest income		$35,991			$39,013
Interest rate spread FTE(4)			3.31%			3.56%
Net interest earning assets	$1,045,618			$1,088,609
Net interest margin FTE(4)			3.44%			3.68%
Ratio of average interest earning assets to average interest bearing liabilities	132.65%			134.31%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $2,603,635 and $2,202,886, interest income of $23,718 and $19,829, with tax equivalent yields of 3.89% and 3.80% for the three months ended March 31, 2017 and 2016, respectively.

(3)

Non 310-30 loans include loans held-for-sale. Average balances during the three months ended March 31, 2017 and 2016 were $10,081 and $12,333, respectively, and interest income was $145 and $165 for the same periods, respectively.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $1,269 and $975 for the three months ended March 31, 2017 and 2016, respectively.

(5)	Loan fees included in interest income totaled $845 and $1,550 for the three months ended March 31, 2017 and 2016, respectively.

Net interest income totaled $32.9 million and $27.4 million during the three months ended March 31, 2017 and 2016, respectively. Fully taxable equivalent net interest income totaled $36.0 million for the three months ended March 31, 2017, and decreased $3.0 million from the three months ended March 31, 2016. The net interest margin narrowed 0.24% to 3.44%, entirely due to lower levels of high-yielding 310-30 loans and a 0.06% increase of cost of interest bearing liabilities.

Average loans of $2.9 billion comprised 68.0% of total average interest earning assets during the three months ended March 31, 2017, compared to $2.6 billion, or 60.8%, during the three months ended March 31, 2016. The increase in average loan balances is due to loan originations outpacing the exit of the acquired problem loans. The yield on the ASC 310-30 loan portfolio was 16.51% during the three months ended March 31, 2017, compared to 21.60% during the same period the prior year. This decrease was attributable to continued successful workout efforts that have been made on exiting the acquired problem loans.

Average investment securities comprised 29.5% of total interest earning assets during the three months ended March 31, 2017, compared to 36.5% during the three months ended March 31, 2016. The decrease in the investment portfolio was a result of scheduled paydowns net of first quarter purchases and reflects the re-mixing of the interest-earning assets as the runoff of the investment portfolio is used to fund loan originations. Average short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, decreased to 2.1% of interest earning assets compared to 2.2% during the prior period.

Average balances of interest bearing liabilities increased $30.3 million during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, driven primarily by an increase of $56.6 million in interest bearing demand, saving and money market deposits, partially offset by a decrease in securities sold under agreement to repurchase of $28.5 million due to temporary client funds from one client in the prior year. Total interest expense related to interest bearing liabilities was $4.0 million during the three months ended March 31, 2017, compared to $3.5 million during the three months ended March 31, 2016, at an average cost of 0.51% and 0.45%, respectively. Additionally, the average cost of deposits increased 4 basis point to 0.39% for the three months ended March 31, 2017 from the same period in the prior year, resulting from the higher-cost of time deposits.

The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three months ended March 31, 2017
	compared to
	Three months ended March 31, 2016
	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(2,001)	$(2,422)	$(4,423)
Non 310-30 loans FTE(1)(2)(3)	3,418	106	3,524
Investment securities available-for-sale	(969)	(327)	(1,296)
Investment securities held-to-maturity	(649)	323	(326)
Other securities	(68)	7	(61)
Interest earning deposits and securities purchased under agreements to resell	(9)	71	62
Total interest income	$(278)	$(2,242)	$(2,520)
Interest expense:
Interest bearing demand, savings and money market deposits	$41	$143	$184
Time deposits	(13)	307	294
Securities sold under agreements to repurchase	(12)	5	(7)
Federal Home Loan Bank advances	34	(3)	31
Total interest expense	50	452	502
Net change in net interest income	$(328)	$(2,694)	$(3,022)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Non 310-30 loans include loans held-for-sale. Average balances during the three months ended March 31, 2017 and 2016 were $10,081 and $12,333, respectively, and interest income was $145 and $165 for the same periods, respectively.

(3)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $1,269 and $975 for three months ended March 31, 2017 and 2016, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended
	March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
		Average		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$825,146	0.00%	$835,263	0.00%	$824,848	0.00%	$821,987	0.00%	$793,264	0.00%
Interest bearing demand	422,500	0.09%	415,948	0.09%	413,446	0.09%	420,253	0.09%	426,769	0.09%
Money market accounts	1,084,669	0.38%	1,057,908	0.36%	1,001,658	0.33%	1,169,238	0.33%	1,037,376	0.33%
Savings accounts	389,090	0.26%	370,845	0.27%	383,981	0.28%	388,947	0.27%	375,481	0.25%
Time deposits	1,179,821	0.83%	1,169,325	0.80%	1,174,269	0.78%	1,180,496	0.75%	1,186,126	0.72%
Total average deposits	$3,901,226	0.39%	$3,849,289	0.38%	$3,798,202	0.36%	$3,980,921	0.36%	$3,819,016	0.35%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $2.9 million on acquired non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions. Below is a summary of the provision for loan losses recorded in the consolidated statements of operations for the periods indicated:

	For the three months ended March 31,
	2017	2016
Recoupment for impairment loans accounted for under ASC 310-30	$(5)	$(862)
Provision for loan losses	1,800	11,481
Total provision for loan losses	$1,795	$10,619

Provision for loan loss expense was $1.8 million during the three months ended March 31, 2017, respectively, compared to $10.6 million during the three months ended March 31, 2016. The decrease of $9.7 million on non 310-30 loans was driven by an energy sector provision of $10.7 million in the first quarter of 2016. The non 310-30 allowance for loan losses ended the quarter at 1.09% of total non 310-30 loans compared to 1.53% at March 31, 2016, decreasing primarily due to higher reserves on the energy sector loans during the first quarter of 2016. Annualized net charge-offs on non 310-30 loans totaled 0.02%, compared to 0.10% in the first quarter of 2016.

For the three months ended March 31, 2017 and 2016, we recorded a recoupment of $5 thousand and $862 thousand, respectively, of provision for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. The increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed. Decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses.

Non-Interest Income

The table below details the components of non-interest income for the periods presented:

	For the three months ended March 31,
			Increase (decrease)
	2017	2016	Amount	% Change
Service charges	$3,326	$3,260	$66	2.0%
Bank card fees	2,804	2,767	37	1.3%
Gain on sale of mortgages, net	454	474	(20)	(4.2)%
Bank-owned life insurance income	470	395	75	19.0%
Other non-interest income	1,414	691	723	104.6%
OREO related income	228	336	(108)	(32.1)%
Total non-interest income	$8,696	$7,923	$773	9.8%

Non-interest income for the three months ended March 31, 2017 was $8.7 million, compared to $7.9 million during the three months ended March 31, 2016. The $0.8 million increase during the three months ended March 31, 2017 compared to the prior period was primarily driven by net swap related income increase of $0.6 million, included in other non-interest income.

Service charges, which represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts and bank card fees increased a combined $0.1 million during the three months ended March 31, 2017 compared to the same period in the prior year.

OREO related income includes rental income and insurance proceeds received on OREO properties and write-ups to the fair value of collateral that exceed the loan balance at the time of foreclosure. During the three months ended March 31, 2017, this income decreased $0.1 million, from the prior period, due to lower OREO income.

Non-Interest Expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended March 31,
			Increase (decrease)
	2017	2016	Amount	% Change
Salaries and benefits	$20,390	$20,612	$(222)	(1.1)%
Occupancy and equipment	5,437	6,066	(629)	(10.4)%
Telecommunications and data processing	1,587	1,641	(54)	(3.3)%
Marketing and business development	651	426	225	52.8%
FDIC deposit insurance	705	921	(216)	(23.5)%
Bank card expenses	883	913	(30)	(3.3)%
Professional fees	416	456	(40)	(8.8)%
Other non-interest expense	2,406	1,955	451	23.1%
Problem asset workout	872	974	(102)	(10.5)%
Gain on OREO sales, net	(112)	(432)	320	74.1%
Intangible asset amortization	1,370	1,370	—	0.0%
Total non-interest expense	$34,605	$34,902	$(297)	(0.9)%

Non-interest expense totaled $34.6 million for the three months ended March 31, 2017, compared to $34.9 million for the three months ended March 31, 2016. The decrease was partially due to lower occupancy and equipment of $0.6 million and lower salaries and benefits of $0.2 million. Other non-interest expense increased $0.4 million and marketing and business development increased $0.2 million primarily due to the timing of marketing expense. Problem asset workout expenses and gain on sale of OREO increased a combined $0.2 million.

Income taxes

Income tax benefit totaled $(1.2) million for the three months ended March 31, 2017, compared to an expense of $0.2 million for the three months ended March 31, 2016. The tax benefit recorded for the three months ended March 31, 2017 was driven by a $2.8 million tax benefit from stock compensation activity. The tax expense recorded for the three months ended March 31, 2016 was higher due to a write off of deferred tax assets associated with stock compensation activity. Without the discrete items related to stock compensation activity, the quarterly effective tax rate was consistent period-to-period. The quarterly effective tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. The Company forecasts the full year estimated effective tax rate in accordance with ASC 740; as a result, the relationship between pre-tax income and tax-exempt income within each reporting period can create fluctuations in the effective tax rate from period-to-period.

Certain of the Company’s stock-based compensation awards have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share price of the Company's stock that is required for vesting is $34.00 per share. The strike prices for options range from $18.09 - $34.04, with a large portion of the awards having strike prices of $20.00. Depending on the movement in our stock price, these stock-based compensation awards may create either an excess tax benefit or tax deficiency depending on the relationship between the fair value at the time of vesting or exercise and the estimated fair value recorded at the time of grant. The Company adopted ASU 2016-09 effective January 1, 2016, which results in recording the excess tax benefit or tax deficiency as a tax benefit or expense in the consolidated statements of operations. During the first quarter of 2017, we recorded an excess tax benefit of $2.8 million in income tax expense in the consolidated statements of operations related to the settlement of certain awards during the period. As of March 31, 2017, $5.6 million of deferred tax assets related to stock-based compensation, $3.7 million of which is associated with executive officers still employed by the Company.

Additional information regarding income taxes can be found in note 19 of our audited consolidated financial statements in our 2016 Annual Report on Form 10-K and note 13 of this document.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Cash and due from banks	$218,430	$152,736
Unencumbered investment securities, at fair value	827,060	843,061
Total	$1,045,490	$995,797

Total on-balance sheet liquidity increased $49.9 million at March 31, 2017 compared to December 31, 2016. The increase was due to higher cash and due from banks of $65.7 million partially offset by a reduction of $15.8 million in unencumbered available-for-sale and held-to-maturity securities balances.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At March 31, 2017, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.2 billion at March 31, 2017, inclusive of pre-tax net unrealized losses of $10.1 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $0.2 million of pre-tax net unrealized losses at March 31, 2017. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of March 31, 2017, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of March 31, 2017, $795.8 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. FHLB advances and lines of credit available totaled $830.2 million of which $76.8 million was used at March 31, 2017. We can obtain additional liquidity through FHLB advances if required. The bank also has access to federal funds lines of credit with corresponding banks.

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at March 31, 2017, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 8 in our consolidated financial statements.

Our shareholders' equity is impacted by the retention of earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends. The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. We believe that our repurchases could serve to offset any future share issuances for future acquisitions. During the three months ended March 31, 2017, we did not repurchase any shares of our common stock.

On August 5, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to an additional $50.0 million of the Company’s common stock. The remaining authorization under this program as of March 31, 2017 was $12.6 million.

On May 3, 2017, our Board of Directors declared a quarterly dividend of $0.09 per common share, payable on June 15, 2017 to shareholders of record at the close of business on May 26, 2017.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at March 31, 2017. During the three months ended March 31, 2017, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate assets, even after adjusting our models for the excess capital deployment. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2017 and December 31, 2016:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	March 31, 2017	December 31, 2016
200	6.94%	5.84%
100	4.16%	3.66%
(50)	(2.80)%	(2.49)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have grown $86.3 million during the three months March 31, 2017, and totaled 70.1% of total deposits at March 31, 2017 compared to 69.7% at December 31, 2016. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of March 31, 2017 and December 31, 2016, we had loan commitments totaling $655.8 million and $602.2 million, respectively, and standby letters of credit that totaled $14.3 million and $13.5 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2017. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number
			Total number of	(or approximate dollar
			shares (or units)	value) of shares (or
	Total number	Average	purchased as part of	units) that may yet be
	of shares (or	price paid per	publicly announced	purchased under the
Period	units) purchased	share (or unit)	plans or programs	plans or programs (3)
January 1 - January 31, 2017(1)	2,411	$31.68	—	$12,562,825
February 1 - February 28, 2017(1)	502,523	32.87	—	12,562,825
February 1 - February 28, 2017(2)	154,099	32.54	—	12,562,825
March 1 - March 31, 2017(1)	881	32.78	—	12,562,825
Total	659,914	$32.79	—	$12,562,825

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
(3)

On August 5, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $12,562,825 remained available for purchase at March 31, 2017.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed November 7, 2014)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bank Holdings Corporation

/s/ Brian F. Lilly
Brian F. Lilly
Chief Financial Officer; Chief of M&A and Strategy
(principal financial officer)

Date: May 8, 2017