Form 10-Q
period 2017-06-30
National Bank Holdings Corp
filed 2017-08-04
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 3, 2017, the registrant had outstanding 26,791,575 shares of Class A voting common stock, each with $0.01 par value per share, excluding 251,741 shares of restricted Class A common stock issued but not yet vested.

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$129,827	$152,736
Investment securities available-for-sale (at fair value)	866,714	884,232
Investment securities held-to-maturity (fair value of $294,869 and $332,573 at June 30, 2017 and December 31, 2016, respectively)	294,891	332,505
Non-marketable securities	18,468	14,949
Loans	3,087,945	2,860,921
Allowance for loan losses	(34,959)	(29,174)
Loans, net	3,052,986	2,831,747
Loans held for sale	7,067	24,187
Other real estate owned	14,297	15,662
Premises and equipment, net	92,321	95,671
Goodwill	59,630	59,630
Intangible assets, net	4,210	6,949
Other assets	152,358	154,778
Total assets	$4,692,769	$4,573,046
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$870,875	$846,744
Interest bearing demand deposits	418,729	427,538
Savings and money market	1,441,372	1,422,321
Time deposits	1,126,481	1,172,046
Total deposits	3,857,457	3,868,649
Securities sold under agreements to repurchase	119,213	92,011
Federal Home Loan Bank advances	129,115	38,665
Other liabilities	42,497	37,532
Total liabilities	4,148,282	4,036,857
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,587,424 and 51,813,011 shares issued; 26,788,833 and 26,386,583 shares outstanding at June 30, 2017 and December 31, 2016, respectively	515	514
Additional paid-in capital	971,145	984,087
Retained earnings	68,570	55,454
Treasury stock of 24,542,527 and 24,927,157 shares at June 30, 2017 and December 31, 2016, respectively, at cost	(494,547)	(502,104)
Accumulated other comprehensive loss, net of tax	(1,196)	(1,762)
Total shareholders’ equity	544,487	536,189
Total liabilities and shareholders’ equity	$4,692,769	$4,573,046

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and dividend income:
Interest and fees on loans	$34,411	$30,071	$66,174	$63,027
Interest and dividends on investment securities	6,489	7,759	13,102	15,994
Dividends on non-marketable securities	218	193	385	421
Interest on interest-bearing bank deposits	214	449	411	584
Total interest and dividend income	41,332	38,472	80,072	80,026
Interest expense:
Interest on deposits	3,904	3,516	7,691	6,826
Interest on borrowings	536	203	767	409
Total interest expense	4,440	3,719	8,458	7,235
Net interest income before provision for loan losses	36,892	34,753	71,614	72,791
Provision for loan losses	4,025	6,457	5,820	17,076
Net interest income after provision for loan losses	32,867	28,296	65,794	55,715
Non-interest income:
Service charges	3,546	3,465	6,872	6,725
Bank card fees	3,134	2,935	5,938	5,702
Gain on sale of mortgages, net	594	958	1,048	1,432
Bank-owned life insurance income	472	486	942	881
Other non-interest income	4,124	2,473	5,538	3,164
OREO related income	86	187	314	523
Total non-interest income	11,956	10,504	20,652	18,427
Non-interest expense:
Salaries and benefits	19,909	19,612	40,299	40,224
Occupancy and equipment	5,242	5,708	10,679	11,774
Telecommunications and data processing	1,552	1,471	3,139	3,112
Marketing and business development	545	689	1,196	1,115
FDIC deposit insurance	686	1,064	1,391	1,985
Bank card expenses	896	963	1,779	1,876
Professional fees	1,270	978	1,686	1,434
Other non-interest expense	2,733	2,112	5,139	4,067
Problem asset workout	880	958	1,752	1,932
Gain on OREO sales, net	(1,644)	(1,611)	(1,756)	(2,043)
Intangible asset amortization	1,370	1,370	2,740	2,740
Total non-interest expense	33,439	33,314	68,044	68,216
Income before income taxes	11,384	5,486	18,402	5,926
Income tax expense	2,175	982	935	1,171
Net income	$9,209	$4,504	$17,467	$4,755
Income per share—basic	$0.34	$0.15	$0.65	$0.16
Income per share—diluted	$0.33	$0.15	$0.63	$0.16
Weighted average number of common shares outstanding:
Basic	26,955,187	29,215,822	26,878,904	29,666,570
Diluted	27,597,443	29,278,759	27,637,532	29,707,379

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$9,209	$4,504	$17,467	$4,755
Other comprehensive income, net of tax:
Securities available-for-sale:
Net unrealized gains arising during the period, net of tax expense of $(631) and $(1,976) for the three months ended June 30, 2017 and 2016, respectively; and net of tax expense of $(792) and $(7,487) for the six months ended June 30, 2017 and 2016, respectively	1,014	3,221	1,276	12,198
Less: amortization of net unrealized holding gains to income, net of tax benefit of $217 and $304 for the three months ended June 30, 2017 and 2016, respectively; and net of tax benefit of $435 and $623 for the six months ended June 30, 2017 and 2016, respectively	(353)	(495)	(710)	(1,015)
Other comprehensive income	661	2,726	566	11,183
Comprehensive income	$9,870	$7,230	$18,033	$15,938

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six months ended June 30, 2017 and 2016

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2015	$513	$997,926	$38,670	$(419,660)	$95	$617,544
Net income	—	—	4,755	—	—	4,755
Stock-based compensation	—	1,791	—	—	—	1,791
Issuance of stock under equity compensation plans, including tax benefit of $39, loss on reissuance of treasury stock of $50, net	1	(2,862)	—	2,422	—	(439)
Repurchase of 1,671,923 shares	—	—	—	(32,918)	—	(32,918)
Cash dividends declared ($0.10 per share)	—	—	(3,006)	—	—	(3,006)
Other comprehensive income	—	—	—	—	11,183	11,183
Balance, June 30, 2016	$514	$996,855	$40,419	$(450,156)	$11,278	$598,910
Balance, December 31, 2016	$514	$984,087	$55,454	$(502,104)	$(1,762)	$536,189
Net income	—	—	17,467	—	—	17,467
Stock-based compensation	—	1,869	—	—	—	1,869
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $5,004, net	1	(12,878)	—	5,624	—	(7,253)
Cash dividends declared ($0.16 per share)	—	—	(4,351)	—	—	(4,351)
Warrant exercise	—	(1,933)	—	1,933	—	—
Other comprehensive income	—	—	—	—	566	566
Balance, June 30, 2017	$515	$971,145	$68,570	$(494,547)	$(1,196)	$544,487

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$17,467		$4,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,820		17,076
Depreciation and amortization	6,630		7,394
Current income tax receivable	1,622		6,395
Deferred income tax (asset) liability	(369)		3,710
Net excess tax (benefit) deficit on stock-based compensation	(3,393)		52
Discount accretion, net of premium amortization on securities	1,324		1,534
Loan accretion	(12,728)		(18,924)
Gain on sale of mortgages, net	(1,048)		(1,432)
Origination of loans held for sale, net of repayments	(39,279)		(44,593)
Proceeds from sales of loans held for sale	53,719		47,020
Bank-owned life insurance income	(942)		(881)
Gain on the sale of other real estate owned, net	(1,756)		(2,043)
Impairment on other real estate owned	46		104
Loss (gain) on sale of fixed assets	40		(1,839)
Gain from banking center divestitures	(2,886)		—
Stock-based compensation	1,869		1,791
Decrease (increase) in other assets	1,947		(6,210)
Increase in other liabilities	6,547		12,639
Net cash provided by operating activities	34,630		26,548
Cash flows from investing activities:
Purchase of FHLB stock	(7,204)		(500)
Proceeds from redemption of FHLB stock	3,685		5,761
Proceeds from redemption of FRB stock	—		4,964
Proceeds from maturities of investment securities held-to-maturity	36,216		44,442
Proceeds from maturities of investment securities available-for-sale	115,268		134,464
Purchase of investment securities available-for-sale	(96,948)		(4,872)
Net increase in loans	(243,118)		(146,274)
(Purchases) sale of premises and equipment, net	(581)		1,718
Purchase of bank-owned life insurance	—		(10,344)
Proceeds from sales of loans	33,813		9,231
Proceeds from sales of other real estate owned	3,714		3,165
Net cash (used in) provided by investing activities	(155,155)		41,755
Cash flows from financing activities:
Net decrease in deposits	(8,308)		(39,732)
Increase (decrease) in repurchase agreements	27,202		(10,377)
Advances from FHLB	253,129		—
FHLB payoffs	(162,679)		—
Issuance of stock under purchase and equity compensation plans	(7,253)		(485)
Payment of dividends	(4,475)		(2,944)
Repurchase of shares	—		(32,918)
Net cash provided by (used in) financing activities	97,616		(86,456)
Decrease in cash and cash equivalents	(22,909)		(18,153)
Cash and cash equivalents at beginning of the year	152,736		166,092
Cash and cash equivalents at end of period	$129,827		$147,939
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$8,333		$7,084
Net tax payments (refunds)	$33	$	(2,117)
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$639		$3,654
Loans purchased but not settled	$1,937		$667
Loans transferred from loans held for sale to loans	$3,729		$—

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in June 2009 with the intent to acquire and operate financial services franchises and other complementary businesses in targeted markets. The Company is headquartered immediately south of Denver, in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, referred to as the Bank, or NBH Bank, a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 86 banking centers located in Colorado, the greater Kansas City area and Texas, and through online and mobile banking products.

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

The new guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP; therefore, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is continuing its overall assessment of revenue streams and reviewing contracts potentially affected by the ASU, most notably deposit service charges and bank card fees to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry which are still pending resolution. The Company will adopt ASU No. 2014-09 on January 1, 2018 and expects to utilize the modified retrospective approach.

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

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.2 billion at June 30, 2017 and included $0.9 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities. At December 31, 2016, investment securities totaled $1.2 billion and included $0.9 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities.

Available-for-sale

At June 30, 2017 and December 31, 2016, the Company held $0.9 billion of available-for-sale investment securities. Available-for-sale securities are summarized as follows as of the dates indicated:

	June 30, 2017
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$192,369	$3,476	$(504)	$195,341
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	680,040	1,604	(13,013)	668,631
Municipal securities	2,323	—	—	2,323
Other securities	419	—	—	419
Total	$875,151	$5,080	$(13,517)	$866,714

	December 31, 2016
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$223,781	$3,909	$(530)	$227,160
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	666,616	2,124	(16,001)	652,739
Municipal securities	3,921	—	(7)	3,914
Other securities	419	—	—	419
Total	$894,737	$6,033	$(16,538)	$884,232

At June 30, 2017 and December 31, 2016, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The table below summarizes the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$79,548	$(504)	$—	$—	$79,548	$(504)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	148,819	(2,279)	354,843	(10,734)	503,662	(13,013)
Total	$228,367	$(2,783)	$354,843	$(10,734)	$583,210	$(13,517)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$100,898	$(530)	$—	$—	$100,898	$(530)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	137,576	(2,976)	385,707	(13,025)	523,283	(16,001)
Municipal securities	3,058	(7)	—	—	3,058	(7)
Total	$241,532	$(3,513)	$385,707	$(13,025)	$627,239	$(16,538)

The unrealized losses in the Company's investment portfolio at June 30, 2017 were caused by changes in interest rates. The portfolio included 63 securities, having an aggregate fair value of $583.2 million, which were in an unrealized loss position at June 30, 2017. During the six months ended June 30, 2017, the Company recorded $0.2 million of other-than-temporary impairment (OTTI) included in other non-interest expense on the consolidated statement of operations. The OTTI credit charge was on a single municipal security, with an aggregate fair value of $1.5 million.

The unrealized losses in the Company's investment portfolio at December 31, 2016 were caused by changes in interest rates. The portfolio included 61 securities, having an aggregate fair value of $627.2 million, which were in an unrealized loss position at December 31, 2016. Management evaluated all of the available-for-sale securities in an unrealized position and concluded no OTTI existed at December 31, 2016.

The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase, and to secure borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank (“FHLB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $296.4 million at June 30, 2017 and $373.7 million at December 31, 2016. Certain investment securities may also be pledged as collateral for the line of credit at the FHLB of Topeka; at June 30, 2017 and December 31, 2016, no securities were pledged for this purpose.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.1 years at June 30, 2017 and 3.4 years at December 31, 2016. This estimate is based on assumptions and actual results may differ. At June 30, 2017 and December 31, 2016, the duration of the total available-for-sale investment portfolio was 2.9 years and 3.2 years, respectively.

As of June 30, 2017, municipal securities with an amortized cost and fair value of $1.5 million were due in one year, municipal securities with an amortized cost and fair value of $0.3 million were due after one year through five years, and municipal securities with an amortized cost and fair value of $0.6 million were due after five years through ten years. Other securities of $0.4 million as of June 30, 2017, have no stated contractual maturity date.

Held-to-maturity

At June 30, 2017 and December 31, 2016, the Company held $294.9 million and $332.5 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$233,026	$1,332	$(164)	$234,194
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	61,865	11	(1,201)	60,675
Total investment securities held-to-maturity	$294,891	$1,343	$(1,365)	$294,869

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$263,411	$1,685	$(234)	$264,862
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	69,094	16	(1,399)	67,711
Total investment securities held-to-maturity	$332,505	$1,701	$(1,633)	$332,573

The table below summarizes the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$25,512	$(164)	$—	$—	$25,512	$(164)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	23,861	(306)	29,244	(895)	53,105	(1,201)
Total	$49,373	$(470)	$29,244	$(895)	$78,617	$(1,365)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$27,799	$(234)	$—	$—	$27,799	$(234)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	26,992	(357)	32,146	(1,042)	59,138	(1,399)
Total	$54,791	$(591)	$32,146	$(1,042)	$86,937	$(1,633)

The held-to-maturity portfolio included 16 securities, having an aggregate fair value of $78.6 million, which were in an unrealized loss position at June 30, 2017, compared to 15 securities, with a fair value of $86.9 million, at December 31, 2016.

Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at June 30, 2017 or December 31, 2016. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at June 30, 2017 were caused by changes in interest rates. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $139.8 million and $119.2 million at June 30, 2017 and December 31, 2016, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of June 30, 2017 and December 31, 2016 was 3.1 years and 3.5 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 2.9 years and 3.2 years as of June 30, 2017 and December 31, 2016, respectively.

Note 4 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and loans not accounted for under this guidance, which includes the Company’s originated loans. The carrying value of loans is net of discounts on loans excluded from ASC 310-30, and fees and costs of $4.9 million and $6.3 million as of June 30, 2017 and December 31, 2016, respectively. At December 31, 2016, $14.4 million of non 310-30 loans were held-for-sale, most of which were in the residential real estate segment. The sale of these loans was completed in connection with the four banking center divestitures in the second quarter of 2017.

	June 30, 2017
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$35,978	$1,739,476	$1,775,454	57.5%
Commercial real estate non-owner occupied	83,785	473,235	557,020	18.0%
Residential real estate	14,012	714,499	728,511	23.6%
Consumer	652	26,308	26,960	0.9%
Total	$134,427	$2,953,518	$3,087,945	100.0%

	December 31, 2016
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$39,280	$1,521,150	$1,560,430	54.6%
Commercial real estate non-owner occupied	89,150	437,642	526,792	18.4%
Residential real estate	16,524	728,361	744,885	26.0%
Consumer	898	27,916	28,814	1.0%
Total	$145,852	$2,715,069	$2,860,921	100.0%

Delinquency for loans excluded from ASC 310-30 is shown in the following tables at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017
			Greater			Total	Loans > 90
	30-59	60-89	than 90			non	days past
	days past	days past	days past	Total past		310-30	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$658	$228	$4,135	$5,021	$1,270,834	$1,275,855	$—	$7,780
Owner occupied commercial real estate	890	—	52	942	232,988	233,930	—	4,377
Agriculture	512	—	435	947	130,451	131,398	—	2,208
Energy	—	—	6,613	6,613	91,680	98,293	—	12,050
Total commercial	2,060	228	11,235	13,523	1,725,953	1,739,476	—	26,415
Commercial real estate non-owner occupied:
Construction	—	—	215	215	121,441	121,656	215	—
Acquisition/development	334	—	—	334	16,008	16,342	—	—
Multifamily	—	—	—	—	41,430	41,430	—	—
Non-owner occupied	135	—	—	135	293,672	293,807	—	35
Total commercial real estate	469	—	215	684	472,551	473,235	215	35
Residential real estate:
Senior lien	854	1,667	1,298	3,819	658,403	662,222	—	5,286
Junior lien	185	47	8	240	52,037	52,277	—	557
Total residential real estate	1,039	1,714	1,306	4,059	710,440	714,499	—	5,843
Consumer	69	19	6	94	26,214	26,308	—	162
Total loans excluded from ASC 310-30	$3,637	$1,961	$12,762	$18,360	$2,935,158	$2,953,518	$215	$32,455

	December 31, 2016
			Greater			Total	Loans > 90
	30-59	60-89	than 90			non	days past
	days past	days past	days past	Total past		310-30	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$3,134	$4,009	$1,078	$8,221	$1,066,475	$1,074,696	$—	$8,688
Owner occupied commercial real estate	583	216	56	855	220,689	221,544	—	2,056
Agriculture	501	—	—	501	134,136	134,637	—	1,905
Energy	2	—	6,548	6,550	83,723	90,273	—	12,645
Total commercial	4,220	4,225	7,682	16,127	1,505,023	1,521,150	—	25,294
Commercial real estate non-owner occupied:
Construction	—	—	—	—	90,314	90,314	—	—
Acquisition/development	—	—	—	—	13,306	13,306	—	—
Multifamily	—	—	—	—	24,954	24,954	—	—
Non-owner occupied	—	—	28	28	309,040	309,068	—	66
Total commercial real estate	—	—	28	28	437,614	437,642	—	66
Residential real estate:
Senior lien	888	645	1,458	2,991	672,699	675,690	—	4,522
Junior lien	115	61	22	198	52,473	52,671	—	654
Total residential real estate	1,003	706	1,480	3,189	725,172	728,361	—	5,176
Consumer	83	8	—	91	27,825	27,916	—	181
Total loans excluded from ASC 310-30	$5,306	$4,939	$9,190	$19,435	$2,695,634	$2,715,069	$—	$30,717

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

Non-accrual loans excluded from the scope of ASC 310-30 totaled $32.5 million at June 30, 2017, increasing $1.7 million, or 5.7% from December 31, 2016. The increase was driven primarily by one loan relationship totaling $2.2 million in the owner occupied commercial real estate sector placed on non-accrual during the second quarter of 2017, offset by other net decreases of $0.5 million.

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,243,638	$13,978	$15,472	$2,767	$1,275,855
Owner occupied commercial real estate	222,882	4,607	6,196	245	233,930
Agriculture	106,022	22,668	2,674	34	131,398
Energy	86,243	—	5,998	6,052	98,293
Total commercial	1,658,785	41,253	30,340	9,098	1,739,476
Commercial real estate non-owner occupied:
Construction	121,441	—	215	—	121,656
Acquisition/development	13,844	2,498	—	—	16,342
Multifamily	39,255	—	2,175	—	41,430
Non-owner occupied	291,007	1,566	1,234	—	293,807
Total commercial real estate	465,547	4,064	3,624	—	473,235
Residential real estate:
Senior lien	656,249	251	5,709	13	662,222
Junior lien	51,404	—	873	—	52,277
Total residential real estate	707,653	251	6,582	13	714,499
Consumer	26,086	56	166	—	26,308
Total loans excluded from ASC 310-30	$2,858,071	$45,624	$40,712	$9,111	$2,953,518
Loans accounted for under ASC 310-30:
Commercial	$27,799	$1,105	$7,074	$—	$35,978
Commercial real estate non-owner occupied	54,207	1,701	27,877	—	83,785
Residential real estate	11,234	1,088	1,690	—	14,012
Consumer	464	12	176	—	652
Total loans accounted for under ASC 310-30	$93,704	$3,906	$36,817	$—	$134,427
Total loans	$2,951,775	$49,530	$77,529	$9,111	$3,087,945

	December 31, 2016
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,041,326	$7,243	$25,636	$491	$1,074,696
Owner occupied commercial real estate	202,036	9,371	10,137	—	221,544
Agriculture	123,809	8,922	1,906	—	134,637
Energy	77,619	—	7,811	4,843	90,273
Total commercial	1,444,790	25,536	45,490	5,334	1,521,150
Commercial real estate non-owner occupied:
Construction	90,099	—	215	—	90,314
Acquisition/development	10,758	2,548	—	—	13,306
Multifamily	22,495	238	2,221	—	24,954
Non-owner occupied	300,922	5,895	2,251	—	309,068
Total commercial real estate	424,274	8,681	4,687	—	437,642
Residential real estate:
Senior lien	669,148	1,215	5,316	11	675,690
Junior lien	51,250	178	1,243	—	52,671
Total residential real estate	720,398	1,393	6,559	11	728,361
Consumer	27,669	59	188	—	27,916
Total loans excluded from ASC 310-30	$2,617,131	$35,669	$56,924	$5,345	$2,715,069
Loans accounted for under ASC 310-30:
Commercial	$27,436	$610	$11,234	$—	$39,280
Commercial real estate non-owner occupied	38,895	967	45,520	3,768	89,150
Residential real estate	12,477	1,327	2,720	—	16,524
Consumer	721	17	160	—	898
Total loans accounted for under ASC 310-30	$79,529	$2,921	$59,634	$3,768	$145,852
Total loans	$2,696,660	$38,590	$116,558	$9,113	$2,860,921

Non 310-30 substandard loans within the commercial and industrial sector decreased from December 31, 2016, primarily due to two loan relationship upgrades totaling $6.2 million from substandard to special mention and one loan relationship downgrade totaling $2.1 million from substandard to doubtful during the six months ended June 30, 2017. Non 310-30 substandard loans within the owner occupied commercial real estate sector decreased from December 31, 2016, primarily due to two loan relationship upgrades totaling

$5.5 million from substandard to special mention, partially offset by one loan relationship placed on non-accrual and included in substandard during the second quarter of 2017 totaling $1.4 million. Non 310-30 doubtful loans within the energy sector increased from December 31, 2016, due to increased specific reserves on one relationship previously placed on non-accrual.

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status, loans in bankruptcy, and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At June 30, 2017, the Company measured $29.0 million of impaired loans based on the fair value of the collateral less selling costs and $2.5 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate. Impaired loans totaling $7.9 million that individually were less than $250 thousand each, were measured through the general ALL reserves due to their relatively small size.

At June 30, 2017 and December 31, 2016, the Company’s recorded investments in impaired loans were $39.4 million and $38.3 million, respectively. Impaired loans at June 30, 2017 were primarily comprised of eight relationships totaling $24.6 million. Three of the relationships were in the energy sector, three of the relationships were in the commercial and industrial sector, one relationship was in the owner-occupied commercial real estate sector and one relationship was in the agricultural sector. Impaired loans had a collective related allowance for loan losses allocated to them of $6.2 million and $2.4 million at June 30, 2017 and December 31, 2016, respectively.

Additional information regarding impaired loans at June 30, 2017 and December 31, 2016 is set forth in the table below:

	June 30, 2017			December 31, 2016
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,712	$5,387	$—	$8,671	$7,495	$—
Owner occupied commercial real estate	3,954	3,755	—	3,350	3,197	—
Agriculture	1,581	1,377	—	2,044	1,987	—
Energy	16,548	5,437	—	17,142	6,105	—
Total commercial	28,795	15,956	—	31,207	18,784	—
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	31	31	—	33	33	—
Non-owner occupied	357	306	—	394	343	—
Total commercial real estate	388	337	—	427	376	—
Residential real estate:
Senior lien	345	328	—	1,551	1,426	—
Junior lien	—	—	—	54	51	—
Total residential real estate	345	328	—	1,605	1,477	—
Consumer	—	—	—	4	4	—
Total impaired loans with no related allowance recorded	$29,528	$16,621	$—	$33,243	$20,641	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$4,681	$4,642	$2,767	$3,495	$3,464	$492
Owner occupied commercial real estate	2,585	2,336	248	957	642	2
Agriculture	938	911	35	—	—	—
Energy	6,613	6,613	3,148	11,216	6,548	1,866
Total commercial	14,817	14,502	6,198	15,668	10,654	2,360
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	220	214	1	261	255	1
Total commercial real estate	220	214	1	261	255	1
Residential real estate:
Senior lien	7,162	6,486	36	5,646	5,016	31
Junior lien	1,634	1,391	10	1,781	1,532	14
Total residential real estate	8,796	7,877	46	7,427	6,548	45
Consumer	170	165	1	188	184	2
Total impaired loans with a related allowance recorded	$24,003	$22,758	$6,246	$23,544	$17,641	$2,408
Total impaired loans	$53,531	$39,379	$6,246	$56,787	$38,282	$2,408

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the three months ended
	June 30, 2017		June 30, 2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,645	$25	$4,279	$70
Owner occupied commercial real estate	3,789	23	1,825	20
Agriculture	1,454	—	1,758	—
Energy	5,680	—	—	—
Total commercial	17,568	48	7,862	90
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	312	5	—	—
Total commercial real estate	312	5	—	—
Residential real estate:
Senior lien	330	—	1,296	8
Junior lien	—	—	134	—
Total residential real estate	330	—	1,430	8
Consumer	—	—	—	—
Total impaired loans with no related allowance recorded	$18,210	$53	$9,292	$98
With a related allowance recorded:
Commercial:
Commercial and industrial	$4,643	$—	$4,144	$—
Owner occupied commercial real estate	2,340	7	842	4
Agriculture	912	1	178	1
Energy	6,624	—	25,975	—
Total commercial	14,519	8	31,139	5
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	31	—	35	—
Non-owner occupied	216	2	814	10
Total commercial real estate	247	2	849	10
Residential real estate:
Senior lien	6,525	20	5,149	28
Junior lien	1,403	12	1,652	14
Total residential real estate	7,928	32	6,801	42
Consumer	169	—	241	—
Total impaired loans with a related allowance recorded	$22,863	$42	$39,030	$57
Total impaired loans	$41,073	$95	$48,322	$155

	For the six months ended
	June 30, 2017		June 30, 2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$7,030	$73	$4,564	$138
Owner occupied commercial real estate	3,834	41	1,869	49
Agriculture	1,531	—	1,758	—
Energy	5,889	—	—	—
Total Commercial	18,284	114	8,191	187
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	320	12	—	—
Total commercial real estate	320	12	—	—
Residential real estate:
Senior lien	334	—	1,312	14
Junior lien	—	—	136	1
Total residential real estate	334	—	1,448	15
Consumer	—	—	—	—
Total impaired loans with no related allowance recorded	$18,938	$126	$9,639	$202
With a related allowance recorded:
Commercial:
Commercial and industrial	$4,630	$—	$4,312	$—
Owner occupied commercial real estate	2,349	11	865	7
Agriculture	914	3	179	3
Energy	6,602	—	26,005	—
Total Commercial	14,495	14	31,361	10
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	31	1	36	1
Non-owner occupied	220	5	823	24
Total commercial real estate	251	6	859	25
Residential real estate:
Senior lien	6,583	40	5,212	53
Junior lien	1,421	25	1,670	27
Total residential real estate	8,004	65	6,882	80
Consumer	175	—	242	—
Total impaired loans with a related allowance recorded	$22,925	$85	$39,344	$115
Total impaired loans	$41,863	$211	$48,983	$317

Interest income recognized on impaired loans noted in the table above primarily represents interest earned on accruing troubled debt restructurings. Interest income recognized on impaired loans during the three months ended June 30, 2017 and 2016 was $0.1 million and $0.2 million, respectively. Interest income recognized on impaired loans during the six months ended June 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively.

Troubled debt restructurings

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR. At June 30, 2017 and December 31, 2016, the Company had $5.2 million and $5.8 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment.

Non-accruing TDRs at June 30, 2017 and December 31, 2016 totaled $21.7 million and $16.7 million, respectively.

During the six months ended June 30, 2017, the Company restructured five loans with a recorded investment of $6.8 million at June 30, 2017. Substantially all of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The table below provides additional information related to accruing TDRs at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$3,258	$3,270	$3,488	$100
Commercial real estate non-owner occupied	491	510	543	—
Residential real estate	1,424	1,450	1,435	2
Consumer	4	5	4	—
Total	$5,177	$5,235	$5,470	$102

	December 31, 2016
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$3,302	$3,440	$3,464	$100
Commercial real estate non-owner occupied	538	572	590	—
Residential real estate	1,920	1,996	1,969	2
Consumer	7	9	7	—
Total	$5,767	$6,017	$6,030	$102

The following table summarizes the Company’s carrying value of non-accrual TDRs as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Commercial	$20,246	$15,265
Commercial real estate non-owner occupied	—	—
Residential real estate	1,308	1,301
Consumer	127	142
Total non-accruing TDRs	$21,681	$16,708

Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had three TDRs that were modified within the past twelve months and had defaulted on their restructured terms during the three months ended June 30, 2017, and five TDRs that were modified within the past twelve months and had defaulted on their restructured terms during the six months ended June 30, 2017. The defaulted TDRs consisted of one energy sector loan totaling $2.9 million, three commercial and industrial loans totaling $4.2 million and one small senior lien loan. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings.

During the three and six months ended June 30, 2016, the Company had one and five TDRs that had been modified within the past 12 months that defaulted on their restructured terms, respectively. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest.

Loans accounted for under ASC 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically re-measured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the six months ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Accretable yield beginning balance	$60,476	$84,194
Reclassification from non-accretable difference	7,732	5,646
Reclassification to non-accretable difference	(494)	(4,019)
Accretion	(12,051)	(18,056)
Accretable yield ending balance	$55,663	$67,765

Below is the composition of the net book value for loans accounted for under ASC 310-30 at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Contractual cash flows	$514,149	$537,611
Non-accretable difference	(324,059)	(331,283)
Accretable yield	(55,663)	(60,476)
Loans accounted for under ASC 310-30	$134,427	$145,852

Note 5 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30, 2017
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$20,539	$5,815	$4,216	$280	$30,850
Non 310-30 beginning balance	20,539	5,599	4,216	276	30,630
Charge-offs	—	—	(2)	(119)	(121)
Recoveries	30	10	110	55	205
Provision	4,087	191	(257)	82	4,103
Non 310-30 ending balance	24,656	5,800	4,067	294	34,817
ASC 310-30 beginning balance	—	216	—	4	220
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
(Recoupment) provision	—	(82)	—	4	(78)
ASC 310-30 ending balance	—	134	—	8	142
Ending balance	$24,656	$5,934	$4,067	$302	$34,959

	Three months ended June 30, 2016
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$28,684	$3,861	$4,325	$296	$37,166
Non 310-30 beginning balance	28,610	3,803	4,289	249	36,951
Charge-offs	(3,375)	—	(140)	(171)	(3,686)
Recoveries	12	56	16	126	210
Provision	4,733	1,298	339	30	6,400
Non 310-30 ending balance	29,980	5,157	4,504	234	39,875
ASC 310-30 beginning balance	74	58	36	47	215
Charge-offs	—	(41)	—	—	(41)
Recoveries	—	—	—	—	—
(Recoupment) provision	(72)	194	(36)	(29)	57
ASC 310-30 ending balance	2	211	—	18	231
Ending balance	$29,982	$5,368	$4,504	$252	$40,106

	Six months ended June 30, 2017
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$18,821	$5,642	$4,387	$324	$29,174
Non 310-30 beginning balance	18,821	5,422	4,387	319	28,949
Charge-offs	(20)	—	(10)	(301)	(331)
Recoveries	41	20	113	122	296
Provision	5,814	358	(423)	154	5,903
Non 310-30 ending balance	24,656	5,800	4,067	294	34,817
ASC 310-30 beginning balance	—	220	—	5	225
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
(Recoupment) provision	—	(86)	—	3	(83)
ASC 310-30 ending balance	—	134	—	8	142
Ending balance	$24,656	$5,934	$4,067	$302	$34,959
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$6,197	$1	$45	$1	$6,244
Non 310-30 loans collectively evaluated for impairment	18,459	5,799	4,022	293	28,573
ASC 310-30 loans	—	134	—	8	142
Total ending allowance balance	$24,656	$5,934	$4,067	$302	$34,959
Loans:
Non 310-30 individually evaluated for impairment	$30,458	$551	$8,205	$165	$39,379
Non 310-30 collectively evaluated for impairment	1,709,018	472,684	706,294	26,143	2,914,139
ASC 310-30 loans	35,978	83,785	14,012	652	134,427
Total loans	$1,775,454	$557,020	$728,511	$26,960	$3,087,945

	Six months ended June 30, 2016
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$17,261	$4,166	$5,281	$411	$27,119
Non 310-30 beginning balance	16,473	3,939	5,245	385	26,042
Charge-offs	(3,484)	(276)	(197)	(388)	(4,345)
Recoveries	24	65	23	185	297
Provision	16,967	1,429	(567)	52	17,881
Non 310-30 ending balance	29,980	5,157	4,504	234	39,875
ASC 310-30 beginning balance	788	227	36	26	1,077
Charge-offs	—	(41)	—	—	(41)
Recoveries	—	—	—	—	—
(Recoupment) provision	(786)	25	(36)	(8)	(805)
ASC 310-30 ending balance	2	211	—	18	231
Ending balance	$29,982	$5,368	$4,504	$252	$40,106
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$14,933	$3	$39	$2	$14,977
Non 310-30 loans collectively evaluated for impairment	15,047	5,154	4,465	232	24,898
ASC 310-30 loans	2	211	—	18	231
Total ending allowance balance	$29,982	$5,368	$4,504	$252	$40,106
Loans:
Non 310-30 individually evaluated for impairment	$37,265	$842	$7,369	$240	$45,716
Non 310-30 collectively evaluated for impairment	1,406,609	423,178	667,461	26,258	2,523,506
ASC 310-30 loans	46,875	101,719	19,341	1,347	169,282
Total loans	$1,490,749	$525,739	$694,171	$27,845	$2,738,504

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

Net charge-offs on non 310-30 loans during the three and six months ended June 30, 2017 were $0.1 million and $0.0 million, respectively. Management's evaluation of credit quality resulted in a provision for loan losses on the non 310-30 loans of $4.1 million and $5.9 million during the three and six months ended June 30, 2017, respectively. Provision for the three months ended June 30, 2017 included specific reserves of $2.1 million on one commercial loan and general reserves on net loan growth. Provision for the six months ended June 30, 2017 included specific reserves totaling $3.4 million on one energy sector and one commercial sector loan.

During the six months ended June 30, 2017, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement resulted in a net recoupment of $78 thousand and $83 thousand for the three and six months ended June 30, 2017, respectively. The net recoupment was primarily due to a recoupment of $82 thousand in the non-owner occupied commercial real estate segment during the three months ended June 30, 2017, and primarily due to a recoupment of $86 thousand in the non-owner occupied commercial real estate segment for the six months ended June 30, 2017.

Net charge-offs on non 310-30 loans during the three and six months ended June 30, 2016 were $3.5 million and $4.0 million, respectively. Management’s evaluation resulted in a provision for loan losses on the non 310-30 loans of $6.4 million and $17.9 million during the three and six months ended June 30, 2016, respectively. The increase in provision was driven by a $4.3 million increase in reserves against the energy sector portfolio for the three months ended June 30, 2016 and a net $15.1 million increase for the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement resulted in a net provision of $57 thousand and a net recoupment of $805 thousand for the three and six months ended June 30, 2016, respectively, which was comprised primarily of a provision of $195 thousand in the non-owner occupied commercial real estate segment, partially offset by recoupments of $73 thousand and $3 thousand in the commercial real estate and residential real estate segments, respectively, for the three months ended June 30, 2016, and primarily a recoupment of $786 thousand in the commercial segment for the six months ended June 30, 2016.

Note 6 Other Real Estate Owned

The table below details the OREO activity during the six months ended June 30, 2017 and 2016:

	For the six months ended June 30,
	2017	2016
Beginning balance	$15,662	$20,814
Transfers from loan portfolio, at fair value	639	3,654
Impairments	(46)	(104)
Sales, net	(1,958)	(1,122)
Ending balance	$14,297	$23,242

The Company did not have any minority interest in participated other real estate owned at June 30, 2017. At December 31, 2016, OREO balances excluded $1.6 million of the Company’s minority interests in OREO, which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests. Included in Sales, net are net gains of $1.8 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively.

Note 7 Borrowings

As of June 30, 2017 and December 31, 2016, the Company sold securities under agreements to repurchase totaling $119.2 million and $92.0 million, respectively, and none were for periods longer than one day. The Company pledged mortgage-backed securities with a fair value of approximately $123.4 million and $99.1 million as of June 30, 2017 and December 31, 2016, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of June 30, 2017 and December 31, 2016, the Company had $4.2 million and $7.0 million of excess collateral pledged for repurchase agreements. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts presented in the consolidated financial statements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $763.6 million at June 30, 2017. At June 30, 2017 and December 31, 2016, the Bank had $129.1 million and $25.0 million in term advances from the FHLB, respectively. The term advances have fixed interest rates of 1.31% - 2.33%, with maturity dates of 2018 - 2020. The Bank had investment securities pledged as collateral for FHLB advances in the amount of $26.1 million at June 30, 2017 and $28.8 million at December 31, 2016. Interest expense related to FHLB advances totaled $496 thousand and $693 thousand for the three and six months ended June 30, 2017, respectively, and $166 thousand and $332 thousand for the three and six months ended June 30, 2016, respectively.

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

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at June 30, 2017, the Company and the Bank met all capital requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

At June 30, 2017 and December 31, 2016, the Bank met the requirements to be considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain capital ratios as set forth in the table below. The following table sets forth the capital ratios of the Company and the Bank at June 30, 2017 and December 31, 2016.

	June 30, 2017
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.3%	$472,627	N/A	N/A	4.0%	$184,402
NBH Bank	8.4%	385,466	4.5%	$206,721	4.0%	183,752
Common equity tier 1 risk-based capital:
Consolidated	13.3%	$472,627	N/A	N/A	4.5%	$207,452
NBH Bank	10.9%	385,466	6.5%	$298,597	4.5%	206,721
Tier 1 risk-based capital ratio:
Consolidated	13.3%	$472,627	N/A	N/A	6.0%	$213,366
NBH Bank	10.9%	385,466	8.0%	$283,313	6.0%	212,485
Total risk-based capital ratio:
Consolidated	14.3%	$507,912	N/A	N/A	8.0%	$284,488
NBH Bank	11.9%	420,750	10.0%	$354,141	8.0%	283,313

	December 31, 2016
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.4%	$470,259	N/A	N/A	4.0%	$181,019
NBH Bank	8.6%	389,189	4.5%	$202,903	4.0%	180,358
Common equity tier 1 risk-based capital:
Consolidated	14.2%	$470,259	N/A	N/A	4.5%	$203,647
NBH Bank	11.8%	389,189	6.5%	$293,082	4.5%	202,903
Tier 1 risk-based capital ratio:
Consolidated	14.2%	$470,259	N/A	N/A	6.0%	$199,467
NBH Bank	11.8%	389,189	8.0%	$264,596	6.0%	198,447
Total risk-based capital ratio:
Consolidated	15.0%	$499,759	N/A	N/A	8.0%	$265,955
NBH Bank	12.7%	418,689	10.0%	$330,745	8.0%	264,596

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

Stock options

The Company issued stock options during the six months ended June 30, 2017 and 2016, which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding unvested option awards vest on a graded basis over 1-3 years of continuous service and have 7-10 year contractual terms.

The Company issued stock options in accordance with the 2014 Plan during 2017. The following table summarizes stock option activity for the six months ended June 30, 2017:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2016	2,185,922	$19.81	4.85	$7,753
Granted	99,920	33.98
Exercised	(585,750)	19.93
Forfeited	(16,225)	21.84
Outstanding at June 30, 2017	1,683,867	$20.61	4.52	$21,136
Options exercisable at June 30, 2017	1,429,584	$19.80	3.77	$19,021
Options expected to vest	1,662,690	$20.53	4.46	$20,994

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.2 million for the three months ended June 30, 2017 and 2016, and $0.4 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, there was $0.8 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.4 years.

Restricted stock awards

The Company issued time based restricted stock awards during the six months ended June 30, 2017 and 2016. The restricted stock awards vest over a range of a 1 - 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

No market-based stock awards were granted during the six months ended June 30, 2017. During six months ended June 30, 2016, the Company granted market-based awards of 26,594 shares in accordance with the 2014 Plan. These shares have a five-year performance period. The restricted stock shares vest upon the later of the Company’s stock price achieving an established price goal during the performance period, and the third anniversary of the date of grant. The fair value of these awards was determined using a Monte Carlo Simulation at grant date. The grant date fair value of these awards was $11.28. As of June 30, 2017, the market-based performance condition had been met for these awards and the total unrecognized compensation cost related to non-vested awards totaled $0.3 million, and is expected to be recognized over a weighted average period of approximately 1.9 years.

Performance stock units

During the six months ended June 30, 2017 and 2016, the Company granted 49,758 and 91,342 performance stock units in accordance with the 2014 Plan, respectively. These performance stock units granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit for awards granted during the six months ended June 30, 2017 of the EPS target portion and the TSR target portion was $34.04 and $32.06, respectively.

The following table summarizes restricted stock and performance stock activity during the six months ended June 30, 2017:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	shares	date fair value	stock units	date fair value
Unvested at December 31, 2016	499,271	$15.82	85,295	$18.22
Granted	65,990	33.43	49,758	33.22
Vested	(298,086)	15.27	—	—
Forfeited	(11,111)	22.23	(5,994)	20.90
Unvested at June 30, 2017	256,064	$20.82	129,059	$23.88

As of June 30, 2017, the total unrecognized compensation cost related to non-vested restricted stock awards and units totaled $4.5 million, and is expected to be recognized over a weighted average period of approximately 2.1 years. Expense related to non-vested restricted awards and units totaled $0.8 million and $0.7 million during the three months ended June 30, 2017 and 2016, respectively, and $1.4 million during the six months ended June 30, 2017 and 2016, and is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering period is the six-month period commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There is no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 360,963 were available for issuance.

Under the ESPP, employees purchased 5,373 shares during the six months ended June 30, 2017.

Note 10 Warrants

During the first quarter of 2017, 250,750 warrants were exercised in a non-cash transaction, representing the remaining outstanding warrants. The warrants were granted to certain lead shareholders of the Company at the time of the Company’s initial capital raise (2009-2010), all with an exercise price of $20.00 per share. Refer to the consolidated statements of changes in shareholders’ equity for additional detail.

Note 11 Common Stock

The Company had 26,788,833 and 26,386,583 shares of Class A common stock outstanding at June 30, 2017 and December 31, 2016, respectively. Additionally, the Company had 256,064 and 499,271 shares outstanding at June 30, 2017 and December 31, 2016, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On August 5, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. The remaining authorization under this program as of June 30, 2017 was $12.6 million.

Note 12 Income Per Share

The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 9.

The Company had 26,788,833 and 28,810,883 shares of Class A common stock outstanding as of June 30, 2017 and 2016, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted income per share because to do so would have been anti-dilutive for the three and six months ended June 30, 2017 and 2016.

The following table illustrates the computation of basic and diluted income per share for the three and six months ended June 30, 2017 and 2016:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$9,209	$4,504	$17,467	$4,755
Less: income allocated to participating securities	(14)	(12)	(30)	(25)
Income allocated to common shareholders	$9,195	$4,492	$17,437	$4,730
Weighted average shares outstanding for basic income per common share	26,955,187	29,215,822	26,878,904	29,666,570
Dilutive effect of equity awards	642,256	49,461	742,001	37,643
Dilutive effect of warrants	—	13,476	16,627	3,166
Weighted average shares outstanding for diluted income per common share	27,597,443	29,278,759	27,637,532	29,707,379
Basic income per share	$0.34	$0.15	$0.65	$0.16
Diluted income per share	$0.33	$0.15	$0.63	$0.16

The Company had 1,683,867 and 2,703,752 outstanding stock options to purchase common stock at weighted average exercise prices of $20.61 and $19.82 per share at June 30, 2017 and 2016, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, 250,750 warrants were exercised in a non-cash transaction during the first quarter of 2017, representing the remaining outstanding warrants to purchase shares of the Company’s common stock. The warrants had an exercise price of $20.00, which were in-the-money for purposes of the dilution calculations during the six months ended June 30, 2017, and three and six months ended June 30, 2016. The Company had 256,064 and 918,890 unvested restricted shares and units issued as of June 30, 2017 and 2016, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 13 Income Taxes

The effective income tax rate for the three and six months ended June 30, 2017 was an expense of 19.10% and 5.1%, respectively, compared to an expense of 17.9% and 19.8% for the three and six months ended June 30, 2016, calculated based on a full year forecast method. The tax expense recorded for the three and six months ended June 30, 2017 was lowered by a $0.5 million and $3.4 million tax benefit from stock compensation activity during the respective periods. Without the discrete items related to stock compensation activity, the three and six month ended June 30, 2017 effective tax rate was consistent period-to-period. The quarterly tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. See management’s discussion and analysis for further information.

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

Fair values of derivative instrument on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2017 and December 31, 2016.

Information about the valuation methods used to measure fair value is provided in note 16.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	location	2017	2016	location	2017	2016
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$8,310	$9,528	Other liabilities	$2,268	$1,381
Total derivatives designated as hedging instruments		$8,310	$9,528		$2,268	$1,381

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$2,384	$1,900	Other liabilities	$2,461	$1,898
Interest rate lock commitments	Other assets	143	149	Other liabilities	—	6
Forward contracts	Other assets	14	138	Other liabilities	26	20
Total derivatives not designated as hedging instruments		$2,541	$2,187		$2,487	$2,085

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2017, the Company had 52 interest rate swaps with a notional amount of $372.1 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. As of December 31, 2016, the Company had 42 interest rate swaps with a notional amount of $313.0 million that were designated as fair value hedges.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2017, the Company recognized a net loss of $207 thousand and $385 thousand, respectively, in non-interest income related to hedge ineffectiveness. During the three and six months ended June 30 2016, the Company recognized a net loss of $462 thousand and $1.1 million, respectively, in non-interest income related to hedge ineffectiveness.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2017, the Company had 39 matched interest rate swap transactions with an aggregate notional amount of $161.3 million related to this program. As of December 31, 2016, the Company had 36 matched interest rate swap transactions with an aggregate notional amount of $132.6 million related to this program.

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

Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Company does not expect any counterparty to any MBS contract to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that, if the Company fails to deliver the loans subject to interest rate risk lock commitments, it will still be obligated to “pair off” MBS to the counterparty. Should this be required, the Company could incur significant costs in acquiring replacement loans and such costs could have an adverse effect on the consolidated financial statements.

The fair value of the mortgage banking derivative is recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.

The Company had 59 interest rate lock commitments with a notional value of $12.4 million and nine forward contracts with a notional value of $10.0 million at June 30, 2017. At December 31, 2016, the Company had 78 interest rate lock commitments, with a notional value of $13.8 million, and eleven forward contracts with a notional value of $11.8 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
hedging relationships	derivatives	2017	2016	2017	2016
Interest rate products	Other non-interest income	$(3,169)	$(6,513)	$(2,105)	$(17,414)
Total		$(3,169)	$(6,513)	$(2,105)	$(17,414)

	Location of gain (loss)	Amount of gain (loss) recognized in income on hedged items
	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
Hedged items	hedged items	2017	2016	2017	2016
Interest rate products	Other non-interest income	$2,962	$6,051	$1,720	$16,281
Total		$2,962	$6,051	$1,720	$16,281

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
as hedging instruments	derivatives	2017	2016	2017	2016
Interest rate products	Other non-interest expense	$(47)	$(89)	$(79)	$(183)
Interest rate lock commitments	Gain on sale of mortgages, net	(122)	332	1	332
Forward contracts	Gain on sale of mortgages, net	63	(178)	(131)	(178)
Total		$(106)	$65	$(209)	$(29)

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

As of June 30, 2017 and December 31, 2016, the termination value of derivatives in a net liability position related to these agreements was $1.1 million and $1.3 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of June 30, 2017 and December 31, 2016, the Company had posted $2.8 million and $0.8 million, respectively, in eligible collateral. If the Company had breached any of these provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

Note 15 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At June 30, 2017 and December 31, 2016, the Company had loan commitments totaling $648.2 million and $602.2 million, respectively, and standby letters of credit that totaled $15.0 million and $13.5 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Commitments to fund loans	$181,052	$149,391
Unfunded commitments under lines of credit	467,180	452,851
Commercial and standby letters of credit	15,030	13,532
Total unfunded commitments	$663,262	$615,774

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the six months ended June 30, 2017 and 2016, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At June 30, 2017 and December 31, 2016, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$195,341	$—	$195,341
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	668,631	—	668,631
Municipal securities	—	2,058	—	2,058
Interest rate swap derivatives	—	10,694	—	10,694
Mortgage banking derivatives	—	—	157	157
Total assets at fair value	$—	$876,724	$157	$876,881
Liabilities:
Interest rate swap derivatives	$—	$4,729	$—	$4,729
Mortgage banking derivatives	—	—	26	26
Total liabilities at fair value	$—	$4,729	$26	$4,755

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$227,160	$—	$227,160
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	652,739	—	652,739
Municipal securities	—	3,648	—	3,648
Interest rate swap derivatives	—	11,428	—	11,428
Mortgage banking derivatives	—	—	287	287
Total assets at fair value	$—	$894,975	$287	$895,262
Liabilities:
Interest rate swap derivatives	$—	$3,279	$—	$3,279
Mortgage banking derivatives	—	—	26	26
Total liabilities at fair value	$—	$3,279	$26	$3,305

The table below details the changes in level 3 financial instruments during the six months ended June 30, 2017 and June 30, 2016:

Mortgage banking
derivatives, net
Balance at December 31, 2016	$261
Loss included in earnings, net	(130)
Balance at June 30, 2017	$131

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At June 30, 2017, the Company measured seven loans not accounted for under ASC 310-30 at fair value on a non-recurring basis, with a carrying balance of $14.5 million and specific reserve balance of $6.2 million. At June 30, 2016, the Company measured six loans with a total carrying balance of $30.1 million and total specific reserves of $14.9 million.

The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.

OREO is recorded at the lower of the cost basis or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $46 thousand and $104 thousand of OREO impairments in its consolidated statements of operations during the six months ended June 30, 2017 and 2016, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the six months ended June 30, 2017 and 2016:

	June 30, 2017
	Total	Losses from fair value changes
Other real estate owned	$14,297	$46
Impaired loans	39,379	327

	June 30, 2016
	Total	Losses from fair value changes
Other real estate owned	$23,242	$104
Impaired loans	46,815	4,019

The Company did not record any liabilities for which the fair value was made on a non-recurring basis during the six months ended June 30, 2017.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments classified as level 3 of the fair value hierarchy as of June 30, 2017. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO and premises and equipment, and other available-for-sale and municipal securities valued at par. The below valuation utilizes third party appraisal or broker price opinions, and is classified as level 3 due to the significant judgment involved:

	Fair value at
	June 30, 2017	Valuation technique	Unobservable input	Qualitative measures
Impaired loans	39,379	Appraised value	Appraised values
			Discount rate	0% - 25%

Note 17 Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The fair value of financial instruments at June 30, 2017 and December 31, 2016, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair value	June 30, 2017		December 31, 2016
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$129,827	$129,827	$152,736	$152,736
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	195,341	195,341	227,160	227,160
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	668,631	668,631	652,739	652,739
Municipal securities	Level 2	2,058	2,058	3,648	3,648
Municipal securities	Level 3	265	265	265	265
Other available-for-sale securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	233,026	234,194	263,411	264,862
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	61,865	60,675	69,094	67,711
Non-marketable securities	Level 2	18,468	18,468	14,949	14,949
Loans receivable	Level 3	3,087,945	3,096,298	2,860,921	2,879,860
Loans held-for-sale	Level 2	7,067	7,067	24,187	24,187
Accrued interest receivable	Level 2	13,294	13,294	12,562	12,562
Interest rate swap derivatives	Level 2	10,694	10,694	11,428	11,428
Mortgage banking derivatives	Level 3	157	157	287	287
LIABILITIES
Deposit transaction accounts	Level 2	2,730,976	2,730,976	2,696,603	2,696,603
Time deposits	Level 2	1,126,481	1,126,481	1,172,046	1,172,046
Securities sold under agreements to repurchase	Level 2	119,213	119,213	92,011	92,011
Federal Home Loan Bank advances	Level 2	129,115	130,642	38,665	39,324
Accrued interest payable	Level 2	5,098	5,098	4,973	4,973
Interest rate swap derivatives	Level 2	4,729	4,729	3,279	3,279
Mortgage banking derivatives	Level 3	26	26	187	187

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and six months ended June 30, 2017, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2016, 2015, and 2014. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

On December 31, 2015, our bank subsidiary converted to a Colorado state-chartered bank and changed its name from NBH Bank, N.A. to NBH Bank. All references to NBH Bank should be considered synonymous with references to NBH Bank, N.A. prior to the conversion and name change.

All amounts are in thousands, except share data, or as otherwise noted.

Overview

Our focus is on building strong banking relationships with small to medium-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We believe that our established presence in core markets that are outperforming national averages positions us well for growth opportunities. As of June 30, 2017, we had $4.7 billion in assets, $3.1 billion in loans, $3.9 billion in deposits and $0.5 billion in equity.

Operating Highlights and Key Challenges

Our operations resulted in the following highlights as of and for the six months ended June 30, 2017 (except as noted):

Strategic execution

•

Net income was $17.5 million, or $0.63 per diluted share, compared to net income of $4.8 million, or $0.16 per diluted share, for the same period in the prior year. The return on average tangible assets was 0.84% compared to 0.28% for the same period in the prior year. The return on average tangible common equity was 7.93% compared to 2.36% for the same period in the prior year.

•	Originated loan outstandings totaled $2.8 billion and increased $259.3 million, or 20.4% annualized, since December 31, 2016.
•

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans and all concentration levels remain well below our self-imposed limits.

•	Capital ratios in excess of federal bank regulatory agency “well capitalized” thresholds.
•	Completed divestiture of four banking centers during the second quarter of 2017, resulting in a gain of $2.9 million included in other non-interest income.
•

Announced the acquisition of Peoples, Inc. which is expected to add $865 million in assets, $483 million of loans held for investment and $719 million of deposits as of March 31, 2017, as well as a complementary franchise-centric retail mortgage business, which originates over $1.0 billion of mortgage loans per year. The transaction is expected to close in the fourth quarter of 2017.

Loan portfolio

•

Total loans ended the quarter at $3.1 billion and increased $227.0 million, or 16.0% annualized, since December 31, 2016, driven by new loan originations of $466.2 million. Total loans at June 30, 2017 increased $349.4 million, or 12.8% since June 30, 2016, on the strength of $1.0 billion in loan originations.

•	Non 310-30 loans increased $238.5 million, or 17.7% annualized, led by total commercial loans increasing 28.9% annualized, since December 31, 2016.

•	Successfully exited $11.4 million, or 15.8% annualized, of the remaining acquired 310-30 loan portfolio, since December 31, 2016.

Non 310-30 credit quality

•

Credit quality remained stable, as 90 days past due and non-accruing loans were 1.11% of total loans at June 30, 2017 compared to 1.13% at December 31, 2016. Non-performing assets to total loans and OREO totaled 1.51% at June 30, 2017 compared to 1.61% at December 31, 2016.

•	Annualized net charge-offs on non 310-30 loans totaled 0.00% of average non 310-30 loans, compared to 0.34% for the same period in the prior year, or 0.06% excluding the energy portfolio.
•

Provision for loan losses totaled $5.9 million compared to $17.9 million in the same period in the prior year, a decrease of $12.0 million driven by an energy sector provision of $15.1 million during the first six months of 2016.

Client deposit funded balance sheet

•	Total deposits averaged $3.9 billion and increased $27.8 million from the same period in the prior year, adjusting for the banking center divestitures.
•	Demand deposits averaged $833.2 million and grew $38.2 million, or 4.8%, compared to the same period in the prior year, adjusting for the banking center divestitures.
•	Higher-cost average time deposits decreased $20.0 million, compared to the same period in the prior year.
•	The mix of transaction deposits to total deposits improved to 70.8% from 69.1% at June 30, 2016.
•	The average cost of deposits totaled 0.40% increasing from 0.35% in the prior year primarily due to higher cost of time deposits.
•	Repurchase agreements averaged $81.7 million, decreasing $28.6 million compared to the same period in the prior year, due to temporary client funds from one client in the prior year.

Revenues

•

Fully taxable equivalent (FTE) net interest income totaled $74.3 million and decreased $0.5 million, from the same period in the prior year, due to lower average cash balances and high yielding 310-30 loans, partially offset by a 0.02% increase in the FTE net interest margin from 3.47% to 3.49%.

•

The FTE net interest margin widened from 3.47% to 3.49% from June 30, 2016 due to a 0.09% increase in the yield on earning assets, benefiting from higher yields on our variable rate loans, primarily from the short-term market rate increases, and partially offset by lower levels of high yielding 310-30 loans.

•

Non-interest income totaled $20.7 million, increasing $2.2 million from the same period in the prior year, driven by a $2.9 million gain from banking center divestitures during the second quarter of 2017 and a $1.1 million increase in swap related income due to interest rate movements. In addition, the prior year included a $1.8 million gain on sale of a building.

•

Service charges and bank card fees increased a combined $0.4 million, or 3.1% from the same period in the prior year, due to higher treasury management fees and higher interchange activity. Gain on sale of mortgages decreased $0.4 million due to lower volumes.

Expenses

•	Non-interest expense totaled $68.0 million, representing a decrease of $0.2 million from the same period in the prior year.
•	Problem asset workout expenses and gain on sale of OREO increased a combined $0.1 million from the same period in the prior year.
•

Income tax expense totaled $0.9 million, including a benefit of $3.4 million due to tax benefits from stock compensation activity. Without this $3.4 million benefit, tax expense would have been $4.3 million, an effective tax rate of 23.5%.

Strong capital position

•

Capital ratios are strong as our capital position remains well in excess of federal bank regulatory thresholds. As of June 30, 2017, our consolidated tier 1 leverage ratio was 10.3% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 13.3%.

•	At June 30, 2017, common book value per share was $20.33, while tangible common book value per share was $18.32.

•	Since early 2013, we have repurchased 26.6 million shares, or 50.9% of then outstanding shares, at an attractive weighted average price of $20.03 per share.

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

General economic conditions continued to improve in the second quarter of 2017. Residential real estate values have largely recovered from their lows and commercial real estate property fundamentals continued to improve in our markets and nationally across all property types and classes. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

Oil and gas prices began a steep decline in November 2014 and have remained volatile through the second quarter of 2017. While there have been job losses related to the Energy sector, employment rates and job creation have trended favorably as other industry sectors have offset declines in Energy.  Nevertheless, the direct impact on the Energy sector has been profound and we have experienced credit deterioration and credit losses in our Energy loan portfolio. Energy loans comprised 3.2% of our total loans at June 30, 2017 and prolonged or further pricing pressure on oil and gas could lead to additional credit stress in our energy portfolio.

The agriculture industry is in the third year of depressed commodity prices. Our agriculture portfolio is only 4.3% of total loans and is well-diversified across crop and livestock types. We have maintained prudent client selectivity, leading to agriculture clients possessing low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our originated loan portfolio at June 30, 2017 totaled $2.8 billion, representing an increase of $259.3 million, or 20.4% annualized compared to December 31, 2016, due to $466.2 million in loan originations, partially offset by loan paydowns and payoffs during the six months ended June 30, 2017. Our acquired loans have produced higher yields than our originated loans, due to accretion of fair value adjustments. During the six months ended June 30, 2017, our weighted average rate on loan originations at the time of origination was 4.00% (fully taxable equivalent), compared to the six months ended June 30, 2017 weighted average yield of our total loan portfolio of 4.71% (fully taxable equivalent). Downward pressure on the yields of our total loan portfolio will continue to the extent that our originated loan portfolio does not provide sufficient yields to replace the high yields on the acquired loan portfolio as they pay down or pay off. Fully taxable equivalent net interest income reached an inflection point in the second quarter of 2017 as the yields and volumes of originated loans outpaced the decrease in higher yielding acquired loan balances. The inflection point was driven by both the strong new loan originations as well as the short-term market rate increases in 2017. Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans.

Continued regulation, impending new liquidity and capital constraints, and a continual need to bolster cybersecurity are adding costs and uncertainty to all U.S. banks and could affect profitability. Also, nontraditional participants in the market may offer increased competition as non-bank payment businesses are expanding into traditional banking products. While certain external factors are out of our control and may provide obstacles to our business strategy, we believe that we are prepared to deal with these challenges. We seek to remain flexible, yet methodical and proactive, in our strategic decision making so that we can quickly respond to market changes and the inherent challenges and opportunities that accompany such changes.

Performance Overview

In evaluating the consolidated statements of financial condition and results of operations financial statement line items, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents some of the primary performance indicators that we use to analyze our business on a regular basis for the periods indicated:

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2017	2016	2016	2017	2016
Key Ratios(1)
Return on average assets	0.79%	0.87%	0.38%	0.76%	0.20%
Return on average tangible assets(2)	0.87%	0.95%	0.45%	0.84%	0.28%
Return on average tangible assets before provision for loan losses and taxes FTE(2)	1.58%	1.21%	1.22%	1.30%	1.20%
Return on average equity	6.78%	7.31%	3.01%	6.50%	1.57%
Return on average tangible common equity(2)	8.21%	8.87%	3.98%	7.93%	2.36%
Interest earning assets to interest bearing liabilities (end of period)(3)	134.02%	133.44%	135.31%	134.02%	135.31%
Loans to deposits ratio (end of period)	80.23%	74.58%	72.30%	80.23%	72.30%
Non-interest bearing deposits to total deposits (end of period)	22.58%	21.89%	21.89%	22.58%	21.89%
Net interest margin(4)	3.42%	3.37%	3.17%	3.37%	3.37%
Net interest margin FTE(2)(4)	3.55%	3.46%	3.26%	3.49%	3.47%
Interest rate spread(5)	3.41%	3.34%	3.15%	3.36%	3.35%
Yield on earning assets(3)	3.84%	3.73%	3.50%	3.77%	3.71%
Yield on earning assets FTE(2)(3)	3.96%	3.83%	3.60%	3.89%	3.80%
Cost of interest bearing liabilities(3)	0.55%	0.49%	0.45%	0.53%	0.45%
Cost of deposits	0.40%	0.38%	0.36%	0.40%	0.35%
Non-interest expense to average assets	2.87%	2.98%	2.80%	2.96%	2.91%
Efficiency ratio FTE(2)(6)	63.83%	70.62%	69.00%	68.80%	70.23%

Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	1.05%	1.07%	1.37%	1.05%	1.37%
Non-performing assets to total loans and OREO	1.51%	1.61%	2.23%	1.51%	2.23%
Allowance for loan losses to total loans	1.13%	1.02%	1.46%	1.13%	1.46%
Allowance for loan losses to non-performing loans	107.72%	94.98%	107.16%	107.72%	107.16%
Net charge-offs (recoveries) to average loans(1)	(0.01)%	0.02%	0.55%	0.00%	0.32%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation below.
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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows.

Tangible Common Book Value Ratios

	June 30,	December 31,	June 30,
	2017	2016	2016
Total shareholders’ equity	$544,487	$536,189	$598,910
Less: goodwill and intangible assets, net	(63,840)	(66,580)	(69,320)
Add: deferred tax liability related to goodwill	10,098	9,323	8,547
Tangible common equity (non-GAAP)	$490,745	$478,932	$538,137

Total assets	$4,692,769	$4,573,046	$4,627,820
Less: goodwill and intangible assets, net	(63,840)	(66,580)	(69,320)
Add: deferred tax liability related to goodwill	10,098	9,323	8,547
Tangible assets (non-GAAP)	$4,639,027	$4,515,789	$4,567,047

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.60%	11.72%	12.95%
Less: impact of goodwill and intangible assets, net	(1.02)%	(1.11)%	(1.17)%
Tangible common equity to tangible assets (non-GAAP)	10.58%	10.61%	11.78%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$490,745	$478,932	$538,137
Divided by: ending shares outstanding	26,788,833	26,386,583	28,810,883
Tangible common book value per share (non-GAAP)	$18.32	$18.15	$18.68

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$490,745	$478,932	$538,137
Less: accumulated other comprehensive loss (income), net of tax	1,196	1,762	(11,278)
Tangible common book value, excluding accumulated other comprehensive income, net of tax (non-GAAP)	491,941	480,694	526,859
Divided by: ending shares outstanding	26,788,833	26,386,583	28,810,883
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$18.36	$18.22	$18.29

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2017	2016	2016	2017	2016
Net income	$9,209	$9,989	$4,504	$17,467	$4,755
Add: impact of core deposit intangible amortization expense, after tax	836	836	836	1,671	1,671
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$10,045	$10,825	$5,340	$19,138	$6,426

Income before income taxes FTE (non-GAAP)	$12,773	$11,098	$6,523	$21,060	$7,939
Add: impact of core deposit intangible amortization expense, before tax	1,370	1,370	1,370	2,740	2,740
Add: provision for loan losses	4,025	1,282	6,457	5,820	17,076
FTE income adjusted for impact of core deposit intangible amortization expense and provision (non-GAAP)	$18,168	$13,750	$14,350	$29,620	$27,755

Average assets	$4,675,614	$4,592,228	$4,783,298	$4,641,432	$4,708,049
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(54,420)	(57,932)	(61,445)	(55,102)	(62,130)
Average tangible assets (non-GAAP)	$4,621,194	$4,534,296	$4,721,853	$4,586,330	$4,645,919

Average shareholders' equity	$545,167	$543,421	$601,142	$541,563	$608,676
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(54,420)	(57,932)	(61,445)	(55,102)	(62,130)
Average tangible common equity (non-GAAP)	$490,747	$485,489	$539,697	$486,461	$546,546

Return on average assets	0.79%	0.87%	0.38%	0.76%	0.20%
Return on average tangible assets (non-GAAP)	0.87%	0.95%	0.45%	0.84%	0.28%
Return on average tangible assets before provision for loan losses and taxes FTE (non-GAAP)	1.58%	1.21%	1.22%	1.30%	1.20%
Return on average equity	6.78%	7.31%	3.01%	6.50%	1.57%
Return on average tangible common equity (non-GAAP)	8.21%	8.87%	3.98%	7.93%	2.36%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2017	2016	2016	2017	2016
Interest income	$41,332	$39,658	$38,472	$80,072	$80,026
Add: impact of taxable equivalent adjustment	1,389	1,028	1,037	2,658	2,013
Interest income FTE (non-GAAP)	$42,721	$40,686	$39,509	$82,730	$82,039

Net interest income	$36,892	$35,785	$34,753	$71,614	$72,791
Add: impact of taxable equivalent adjustment	1,389	1,028	1,037	2,658	2,013
Net interest income FTE (non-GAAP)	$38,281	$36,813	$35,790	$74,272	$74,804

Average earning assets	$4,322,149	$4,230,177	$4,415,813	$4,285,522	$4,338,519
Yield on earning assets	3.84%	3.73%	3.50%	3.77%	3.71%
Yield on earning assets FTE (non-GAAP)	3.96%	3.83%	3.60%	3.89%	3.80%
Net interest margin	3.42%	3.37%	3.17%	3.37%	3.37%
Net interest margin FTE (non-GAAP)	3.55%	3.46%	3.26%	3.49%	3.47%

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

Financial Condition

Total assets increased to $4.7 billion at June 30, 2017 from $4.6 billion at December 31, 2016. During the six months ended June 30, 2017, the decrease from the investment securities portfolio and acquired 310-30 loans was used to fund new loan growth. Total loans were $3.1 billion at June 30, 2017, and grew $227.0 million, or 16.0% annualized, from December 31, 2016. Originated loan outstandings totaled $2.8 billion and increased $107.7 million, or 20.4% annualized. The acquired 310-30 loan portfolio declined $11.4 million, or 7.8%, from December 31, 2016, as a result of the continued successful workout efforts that have been made on our existing acquired problem loans. OREO decreased $1.4 million as we continue to resolve problem assets. During the six months ended June 30, 2017, lower cost demand, savings, and money market ("transaction") deposits were consistent with prior year, after completion of the four banking center divestitures during the second quarter of 2017, while time deposits decreased $45.6 million, or 3.9%, as we continued to focus on developing a long-term banking relationship with clients.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $0.9 billion at June 30, 2017 and December 31, 2016. During the six months ended June 30, 2017, maturities and pay downs of available-for-sale securities totaled $115.3 million, and purchases of available-for-sale securities totaled $96.9 million. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated:

	June 30, 2017				December 31, 2016
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$192,369	$195,341	22.5%	2.29%	$223,781	$227,160	25.8%	2.31%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	680,040	668,631	77.2%	1.79%	666,616	652,739	73.8%	1.71%
Municipal securities	2,323	2,323	0.3%	3.40%	3,921	3,914	0.4%	3.34%
Other securities	419	419	0.0%	0.00%	419	419	0.0%	0.00%
Total investment securities available-for-sale	$875,151	$866,714	100.0%	1.90%	$894,737	$884,232	100.0%	1.86%

As of June 30, 2017 and December 31, 2016, generally the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At June 30, 2017 and December 31, 2016, adjustable rate securities comprised 6.0% and 6.7%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.07% per annum and 1.97% per annum at June 30, 2017 and December 31, 2016, respectively.

The available-for-sale investment portfolio included $13.5 million and $16.5 million of gross unrealized losses at June 30, 2017 and December 31, 2016, respectively, which were partially offset by $5.1 million and $6.0 million of gross unrealized gains, respectively. In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

 Held-to-maturity

At June 30, 2017, we held $294.9 million of held-to-maturity investment securities, compared to $332.5 million at December 31, 2016, a decrease of $37.6 million, or 11.3%. During the six months ended June 30, 2017, maturities and pay downs of held-to-maturity securities totaled $36.2 million, while there were no purchases of held-to-maturity securities. Held-to-maturity investment securities are summarized as follows as of the date indicated:

	June 30, 2017				December 31, 2016
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$233,026	$234,194	79.0%	3.23%	$263,411	$264,862	79.2%	3.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	61,865	60,675	21.0%	1.66%	69,094	67,711	20.8%	1.68%
Total investment securities held-to-maturity	$294,891	$294,869	100.0%	2.90%	$332,505	$332,573	100.0%	2.91%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $294.9 million and $332.6 million, at June 30, 2017 and December 31, 2016, respectively, and included $0.1 million of net unrealized gains at December 31, 2016.

Loans Overview

At June 30, 2017, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our five acquisitions to date.

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

The table below shows the loan portfolio composition and the breakout of the portfolio between ASC 310-30 loans and non 310-30 loans at the respective dates:

			June 30, 2017 vs
			December 31, 2016
	June 30, 2017	December 31, 2016	% Change
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,275,855	$1,074,696	18.7%
Owner occupied commercial real estate	233,930	221,544	5.6%
Agriculture	131,398	134,637	(2.4)%
Energy	98,293	90,273	8.9%
Total commercial	1,739,476	1,521,150	14.4%
Commercial real estate non-owner occupied	473,235	437,642	8.1%
Residential real estate	714,499	728,361	(1.9)%
Consumer	26,308	27,916	(5.8)%
Total loans excluded from ASC 310-30	2,953,518	2,715,069	8.8%
Loans accounted for under ASC 310-30:
Commercial	35,978	39,280	(8.4)%
Commercial real estate non-owner occupied	83,785	89,150	(6.0)%
Residential real estate	14,012	16,524	(15.2)%
Consumer	652	898	(27.4)%
Total loans accounted for under ASC 310-30	134,427	145,852	(7.8)%
Total loans	$3,087,945	$2,860,921	7.9%

Our loan portfolio totaled $3.1 billion at June 30, 2017, representing an increase of $227.0 million, or 16.0%, annualized, from December 31, 2016, driven by new loan originations of $466.2 million during the six months ended June 30, 2017. Non 310-30 loans increased $238.4 million, or 17.7% annualized, led by total commercial loans increasing 28.9% annualized. Originated loans outstanding totaled $2.8 billion and increased $259.3 million, or 20.4%, annualized, from December 31, 2016. The acquired 310-30 loan portfolio declined $11.4 million, or 15.8% annualized, from December 31, 2016, as a result of the continued successful workout efforts that have been made on exiting acquired problem loans. At December 31, 2016, $14.4 million of non 310-30 loans were held-for-sale, most of which were in the residential real estate segment. The sale of these loans was completed in connection with the four banking center divestitures in the second quarter of 2017.

We have successfully generated new relationships with small to medium-sized businesses and consumer, experiencing particularly strong loan growth in our commercial portfolio, which at June 30, 2017, was comprised of diverse industry segments. Included in our commercial loans are energy-related loans that comprised 20.8% of the Company’s risk based capital and 3.2% of total loans. The average balance per client in the energy sector was $4.1 million at June 30, 2017. Energy midstream (loans to companies that engage in consolidation, storage, and transportation of oil and gas), energy production (loans to companies engaged in exploration and production), and energy services (loans to companies that provide products and services to oil/gas companies), made up 45.8%, 41.0%, and 13.2%, respectively, of the total energy related portfolio at June 30, 2017. Unfunded commitments to energy clients totaled $97.8 million at June 30, 2017, including $65.2 million to production clients, $27.0 million to midstream clients and $5.5 million to services clients. We may not be contractually required to fund certain amounts depending on the individual circumstances of each client. Energy prices continued to be volatile through the second quarter of 2017, which may result in continued stress on our energy clients and the credit quality of our energy loan portfolio.

Loans in the midstream subsector totaled $45.0 million, with an average balance per client of $9.0 million. One midstream client rated doubtful at June 30, 2017 was placed on non-accrual during the first quarter of 2016 and remained on non-accrual with a loan balance of $2.9 million at June 30, 2017. Loans in the production subsector totaled $40.3 million of the energy loan balances at June 30, 2017, with an average balance per client of $3.4 million. One production client rated substandard at June 30, 2017 was placed on non-accrual during the first quarter of 2016 and remained on non-accrual with a loan balance of $6.6 million at June 30, 2017. Loans in the services subsector totaled $13.0 million with an average balance per client of $1.8 million. One energy services client rated substandard at June 30, 2017 was placed on non-accrual during the third quarter of 2016 and remained on non-accrual with a loan balance of $2.6 million at June 30, 2017.

At June 30, 2017, our non-owner occupied commercial real estate loans were 104% of the Company’s risk based capital, or 17.1%, of total loans, and no specific property type comprised more than 3.5% of total loans. Multi-family loans totaled $41.4 million, or 1.3%

of total loans as of June 30, 2017. Agriculture loans were 28% of the Company’s risk based capital and 4.3% of total loans, and are well-diversified across crop and livestock types.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $1.0 billion over the past twelve months. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income. The following table represents new loan originations for the last five quarters:

	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter
	2017	2017	2016	2016	2016
Commercial:
Commercial and industrial	$159,340	$114,414	$109,670	$92,433	$142,179
Owner occupied commercial real estate	6,899	16,988	18,606	19,091	17,883
Agriculture	16,696	(3,644)	18,480	9,589	18,072
Energy	9,120	(81)	4,433	(1,251)	(17,328)
Total commercial	192,055	127,677	151,189	119,862	160,806
Commercial real estate non-owner occupied	47,312	36,962	30,227	54,456	89,109
Residential real estate	26,979	29,616	89,968	102,703	63,815
Consumer	3,233	2,378	3,566	4,995	3,158
Total	$269,579	$196,633	$274,950	$282,016	$316,888

The tables below show the contractual maturities of our loans for the dates indicated:

	June 30, 2017
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$82,827	$523,224	$678,652	$1,284,703
Owner occupied commercial real estate	19,439	84,298	148,499	252,236
Agriculture	14,801	94,231	31,190	140,222
Energy	16,794	81,499	—	98,293
Total commercial	133,861	783,252	858,341	1,775,454
Commercial real estate non-owner occupied	122,010	299,149	135,861	557,020
Residential real estate	6,907	34,721	686,883	728,511
Consumer	5,672	16,412	4,876	26,960
Total loans	$268,450	$1,133,534	$1,685,961	$3,087,945

	December 31, 2016
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$68,485	$455,444	$559,421	$1,083,350
Owner occupied commercial real estate	18,887	92,739	131,434	243,060
Agriculture	22,146	92,269	29,332	143,747
Energy	18,840	71,433	—	90,273
Total commercial	128,358	711,885	720,187	1,560,430
Commercial real estate non-owner occupied	126,784	279,135	120,873	526,792
Residential real estate	9,554	35,506	699,825	744,885
Consumer	5,529	18,164	5,121	28,814
Total loans	$270,225	$1,044,690	$1,546,006	$2,860,921

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated:

	June 30, 2017
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$642,702	3.29%	$553,969	4.11%	$1,196,671	3.67%
Owner occupied commercial real estate	121,601	4.13%	98,475	4.52%	220,076	4.45%
Agriculture	40,768	4.72%	76,822	4.06%	117,590	4.29%
Energy	6,837	0.89%	74,661	3.82%	81,498	3.26%
Total commercial	811,908	3.47%	803,927	4.13%	1,615,835	3.80%
Commercial real estate non-owner occupied	138,685	4.45%	246,676	4.00%	385,361	4.16%
Residential real estate	387,672	3.38%	320,767	3.83%	708,439	3.59%
Consumer	17,382	4.62%	3,306	4.47%	20,688	4.60%
Total loans with > 1 year maturity	$1,355,647	3.56%	$1,374,676	4.04%	$2,730,323	3.80%

	December 31, 2016
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$544,464	3.25%	$464,713	3.80%	$1,009,177	3.50%
Owner occupied commercial real estate	114,513	4.13%	92,535	4.32%	207,048	4.41%
Agriculture	41,373	4.62%	72,140	3.68%	113,513	4.02%
Energy	7,174	0.93%	64,259	3.60%	71,433	3.05%
Total commercial	707,524	3.46%	693,647	3.84%	1,401,171	3.65%
Commercial real estate non-owner occupied	136,965	4.51%	221,527	3.65%	358,492	3.98%
Residential real estate	402,616	3.37%	316,784	3.73%	719,400	3.53%
Consumer	19,127	4.49%	3,395	4.06%	22,522	4.42%
Total loans with > 1 year maturity	$1,266,232	3.56%	$1,235,353	3.78%	$2,501,585	3.67%

(1)

Included in commercial fixed rate loans are loans totaling $372,116 and $313,000 that have been swapped to variables rates at current market pricing at June 30, 2017 and December 31, 2016, respectively. Included in the commercial segment are tax exempt loans totaling $484,564 and $384,641 with a weighted average rate of 3.14% and 3.01% at June 30, 2017 and December 31, 2016, respectively.

Accretable Yield

At June 30, 2017, the accretable yield balance was $55.7 million compared to $60.5 million at December 31, 2016. We re-measure the expected cash flows quarterly for all 26 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. This re-measurement resulted in a net $7.2 million and $1.6 million reclassification from non-accretable difference to accretable yield during the six months ended June 30, 2017 and 2016, respectively.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	June 30, 2017	December 31, 2016
Remaining accretable yield on loans accounted for under ASC 310-30	$55,663	$60,476
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	2,563	3,236
Total remaining accretable yield and fair value mark	$58,226	$63,712

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

Non 310-30 loan risk ratings at June 30, 2017 are stable-to-improving as criticized and classified assets were consistent with December 31, 2016. Classified assets decreased $12.4 million from December 31, 2016 as substandard rated loans improved $16.2 million while doubtful loans increased $3.8 million. The increase in doubtful loans was due to specific reserves on one commercial loan and one energy loan, both expected to resolve in the back-half of 2017. In addition, classified assets as a percentage of non 310-30 loans improved from 2.3% at December 31, 2016 to 1.7% at June 30, 2017.

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

Non-performing Assets

Non-performing assets consist of non-accrual loans, troubled debt restructurings on non-accrual, OREO and other repossessed assets.  Non-accrual loans and troubled debt restructurings on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and six months ended June 30, 2017 and 2016 was $0.5 million and $1.0 million, respectively.

Our acquired non-performing assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these non-performing assets. As a result, the levels of our non-performing assets are not fully comparable to those of our peers or to industry benchmarks.

All loans accounted for under ASC 310-30 were classified as performing assets at June 30, 2017, as the carrying values of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented:

	June 30, 2017	December 31, 2016
Non-accrual loans:
Commercial:
Commercial and industrial	$1,013	$1,160
Owner occupied commercial real estate	4,325	2,054
Agriculture	831	297
Energy	—	6,517
Total commercial	6,169	10,028
Commercial real estate non-owner occupied	35	66
Residential real estate	4,535	3,875
Consumer	35	40
Total non-accrual loans, excluding restructured loans	10,774	14,009
Restructured loans on non-accrual:
Commercial:
Commercial and industrial	6,767	7,527
Owner occupied commercial real estate	52	2
Agriculture	1,377	1,608
Energy	12,050	6,128
Total commercial	20,246	15,265
Commercial real estate non-owner occupied	—	—
Residential real estate	1,308	1,301
Consumer	127	142
Total restructured loans on non-accrual	21,681	16,708
Total non-performing loans	32,455	30,717
OREO	14,297	15,662
Total non-performing assets	$46,752	$46,379
Loans 90 days or more past due and still accruing interest	$215	$—
Accruing restructured loans	$5,177	$5,766
ALL	$34,959	$29,174
Total non-performing loans to total loans	1.05%	1.07%
Loans 90 days or more past due and still accruing interest to total loans	0.01%	0.00%
Total non-performing assets to total loans and OREO	1.51%	1.61%
ALL to non-performing loans	107.72%	94.98%

During the six months ended June 30, 2017, total non-performing loans increased $1.7 million from December 31, 2016 resulting from one loan relationship totaling $2.2 million in the owner occupied commercial real estate sector placed on non-accrual during the second quarter of 2017, partially offset by other net decreases of $0.5 million. During the six months ended June 30, 2017, accruing TDRs decreased $0.6 million primarily due to decreases in the residential real estate segment totaling $0.5 million. During the six months ended June 30, 2017, $0.6 million of OREO loans were foreclosed or otherwise repossessed and transferred to OREO and $3.7 million of OREO was sold resulting in a net gain of $1.8 million. OREO write-downs of $46 thousand were recorded during the six months ended June 30, 2017.

Total non-performing assets to total loans and OREO was 1.51% and 1.61% at June 30, 2017 and December 31, 2016, respectively. Included in this ratio at June 30, 2017 are acquired non-performing loans and OREO of 0.62% compared to 0.71% at December 31, 2016. Acquired OREO has been a source of income for the Company as net OREO gains totaled $1.8 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively. In addition, the ratio includes 0.39% and 0.44% of non-performing energy loans at June 30, 2017 and December 31, 2016. At June 30, 2017, 87.7% of the energy portfolio was pass rated, and there were no new energy non-performing assets identified since the first quarter of 2016. The remaining 0.50% of non-performing loans, excluding energy loans to total loans is consistent with the prior period.

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. The table below shows the past due status of loans not accounted for under ASC 310-30, based on contractual terms of the loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Loans 30-89 days past due and still accruing interest	$4,415	$2,296
Loans 90 days past due and still accruing interest	215	—
Non-accrual loans	32,455	30,717
Total past due and non-accrual loans	$37,085	$33,013
Total 90 days past due and still accruing interest and non-accrual loans to total non 310-30 loans	1.11%	1.13%
Total non-accrual loans to total non 310-30 loans	1.10%	1.13%
% of total past due and non-accrual loans that carry fair value marks	11.34%	10.75%

Loans 30-89 days past due and still accruing interest increased by $2.1 million from December 31, 2016 to June 30, 2017, and loans 90 days or more past due and still accruing interest increased $0.2 million from December 31, 2016 to June 30, 2017, for a collective increase in total past due loans of $2.3 million. Non-accrual loans increased $1.7 million at June 30, 2017 compared to December 31, 2016, further described within the Non-Performing Assets discussion of Management’s Discussion and Analysis. There were no ASC 310-30 loan pools past due or on non-accrual at June 30, 2017.

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

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the six months ended June 30, 2017 and 2016, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

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

Non 310-30 ALL

During the three and six months ended June 30, 2017, we recorded $4.1 million and $5.9 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30. The three months ended June 30, 2017 provision included specific reserves totaling $2.1 million on one commercial loan and general reserves on net loan growth. The six months ended June 30, 2017 provision included specific reserves totaling $3.4 million on one energy sector and one commercial sector loan. Net recoveries for non ASC 310-30 loans during the three months ended June 30, 2017 totaled $84 thousand. Net charge-offs for non ASC 310-30 loans during the six months ended June 30, 2017 totaled $35 thousand. Specific reserves on impaired loans totaled $6.2 million and $2.4 million at June 30, 2017 and December 31, 2016, respectively.

During the three and six months ended June 30, 2016, we recorded $6.4 million and $17.9 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects specific reserves on certain non-performing loans and reserves to support loan growth. The provision was driven by specific reserves against the energy sector portfolio of $4.3 million, recorded during the three months ended June 30, 2016 and $15.1 million increase in allowance for loan losses on the energy sector for the six months ended June 30, 2016. Net charge-offs for non ASC 310-30 loans during the three months and six months ended June 30, 2016 totaled $3.5 million and $4.0 million, respectively, and were driven by a resolved energy sector loan which was previously reserved.

310-30 ALL

During the three and six months ended June 30, 2017, loans accounted for under ASC 310-30 had $78 thousand and $83 thousand of recoupment, respectively. The recoupment was due to an improvement of expected future cash flows during the period.

During the three and six months ended June 30, 2016, loans accounted for under ASC 310-30 had $57 thousand of provision and $805 thousand of recoupment, respectively. The recoupment was due to an improvement of expected future cash flows during the period.

Total ALL

After considering the above mentioned factors, we believe that the ALL of $35.0 million and $29.2 million is adequate to cover probable losses inherent in the loan portfolio at June 30, 2017 and December 31, 2016, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the three months ended June 30, 2017 and 2016:

	June 30, 2017			June 30, 2016
	ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30
	loans	loans	Total	Loans	Loans	Total
Beginning allowance for loan losses	$220	$30,630	$30,850	$215	$36,951	$37,166
Charge-offs:
Commercial	—	—	—	—	(3,375)	(3,375)
Commercial real estate non owner-occupied	—	—	—	(41)	—	(41)
Residential real estate	—	(2)	(2)	—	(140)	(140)
Consumer	—	(119)	(119)	—	(171)	(171)
Total charge-offs	—	(121)	(121)	(41)	(3,686)	(3,727)
Recoveries	—	205	205	—	210	210
Net recoveries (charge-offs)	—	84	84	(41)	(3,476)	(3,517)
(Recoupment) provision for loan loss	(78)	4,103	4,025	57	6,400	6,457
Ending allowance for loan losses	$142	$34,817	$34,959	$231	$39,875	$40,106
Ratio of annualized net charge-offs (recoveries) to average total loans during the period, respectively	0.00%	(0.01)%	(0.01)%	0.09%	0.58%	0.55%
Average total loans outstanding during the period	$136,662	$2,865,329	$3,001,991	$174,415	$2,413,375	$2,587,790

The following schedule presents, by class stratification, the changes in the ALL during the six months ended June 30, 2017 and 2016:

	June 30, 2017			June 30, 2016
	ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$225	$28,949	$29,174	$1,077	$26,042	$27,119
Charge-offs:
Commercial	—	(20)	(20)	—	(3,484)	(3,484)
Commercial real estate non-owner occupied	—	—	—	(41)	(276)	(317)
Residential real estate	—	(10)	(10)	—	(197)	(197)
Consumer	—	(301)	(301)	—	(388)	(388)
Total charge-offs	—	(331)	(331)	(41)	(4,345)	(4,386)
Recoveries	—	296	296	—	297	297
Net charge-offs	—	(35)	(35)	(41)	(4,048)	(4,089)
(Recoupment) provision for loan loss	(83)	5,903	5,820	(805)	17,881	17,076
Ending allowance for loan losses	$142	$34,817	$34,959	$231	$39,875	$40,106
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.00%	0.00%	0.00%	0.05%	0.34%	0.32%
Ratio of ALL to total loans outstanding at period end, respectively	0.11%	1.18%	1.13%	0.14%	1.55%	1.46%
Ratio of ALL to total non-performing loans at period end, respectively	0.00%	107.28%	107.71%	0.00%	106.54%	107.15%
Total loans	$134,427	$2,953,518	$3,087,945	$169,282	$2,569,222	$2,738,504
Average total loans outstanding during the period	$139,416	$2,801,467	$2,940,883	$182,524	$2,401,162	$2,583,686
Non-performing loans	$—	$32,455	$32,455	$—	$37,428	$37,428

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	June 30, 2017
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,775,454	57.5%	$24,656	70.5%
Commercial real estate non-owner occupied	557,020	18.0%	5,934	17.0%
Residential real estate	728,511	23.6%	4,067	11.6%
Consumer	26,960	0.9%	302	0.9%
Total	$3,087,945	100.0%	$34,959	100.0%

	December 31, 2016
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,560,430	54.6%	$18,821	64.6%
Commercial real estate non-owner occupied	526,792	18.4%	5,642	19.3%
Residential real estate	744,885	26.0%	4,387	15.0%
Consumer	28,814	1.0%	324	1.1%
Total	$2,860,921	100.0%	$29,174	100.0%

The ALL allocated to commercial loans increased to 70.5% at June 30, 2017 from 64.6% at December 31, 2016, primarily due to loan growth and a $3.4 increase to specific reserves on one commercial loan and one energy loan. The total allowance for loan losses on the energy sector portfolio was 4.3% at June 30, 2017 compared to 3.9% at December 31, 2016.

Other Assets

Significant components of other assets were as follows as of the periods indicated:

			Increase (decrease)
	June 30, 2017	December 31, 2016	Amount	% Change
Bank-owned life insurance	$63,457	$62,516	$941	1.5%
Deferred tax asset	53,180	52,810	370	0.7%
Derivative asset	10,851	11,715	(864)	(7.4)%
Accrued interest on loans	10,829	10,020	809	8.1%
Accrued income taxes receivable	3,630	5,252	(1,622)	(30.9)%
Accrued interest on interest bearing bank deposits and investment securities	2,465	2,542	(77)	(3.0)%
Other miscellaneous assets	7,946	8,345	(399)	(4.8)%
Minority interest in participated other real estate owned	—	1,578	(1,578)	(100.0)%
Total other assets	$152,358	$154,778	$(2,420)	(1.6)%

Other assets totaled $152.4 million and $154.8 million at June 30, 2017 and December 31, 2016, respectively, representing a decrease of $2.4 million, or 1.6%, during the six months ended June 30, 2017. The decrease was driven by tax benefits from share-based compensation activity within accrued income taxes receivable and the sale of minority interest in other real estate owned.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated:

			Increase (decrease)
	June 30, 2017	December 31, 2016	Amount	% Change
Pending loan purchase settlement	$7,000	$5,063	$1,937	38.3%
Accrued expenses	10,959	13,040	(2,081)	(16.0)%
Accrued interest payable	5,098	4,973	125	2.5%
Derivative liability	4,755	3,466	1,289	37.2%
Other miscellaneous liabilities	14,685	10,990	3,695	33.6%
Total other liabilities	$42,497	$37,532	$4,965	13.2%

Other liabilities totaled $42.5 million and $37.5 million at June 30, 2017 and December 31, 2016, respectively, and increased $5.0 million, or 13.2%, during the six months ended June 30, 2017. The increase was driven by increases in other miscellaneous liabilities, pending loan purchase settlement, and the derivative liability. Other miscellaneous liabilities increased largely due the timing of deposit settlements of $1.7 million and an increase in collateral reserves of $1.4 million. These increases were partially offset by a decrease in accrued expenses largely driven by lower bonus accruals of $1.3 million. Refer to note 14 of our consolidated financial statements for further discussion of the derivative liability.

Deposits and other borrowings

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at June 30, 2017 and December 31, 2016:

					Increase (decrease)
	June 30, 2017		December 31, 2016		Amount	% Change
Non-interest bearing demand deposits	$870,875	22.6%	$846,744	21.9%	$24,131	2.8%
Interest bearing demand deposits	418,729	10.9%	427,538	11.1%	(8,809)	(2.1)%
Savings accounts	437,328	11.3%	376,046	9.7%	61,282	16.3%
Money market accounts	1,004,044	26.0%	1,046,275	27.0%	(42,231)	(4.0)%
Total transaction deposits	2,730,976	70.8%	2,696,603	69.7%	34,373	1.3%
Time deposits < $100,000	655,207	17.0%	704,673	18.2%	(49,466)	(7.0)%
Time deposits > $100,000	471,274	12.2%	467,373	12.1%	3,901	0.8%
Total time deposits	1,126,481	29.2%	1,172,046	30.3%	(45,565)	(3.9)%
Total deposits	$3,857,457	100.0%	$3,868,649	100.0%	$(11,192)	(0.3)%

At December 31, 2016, deposits totaling $103.0 million were held-for-sale, including $51.6 million of time deposits. The sale of these deposits was completed in connection with the four banking center divestitures in the second quarter of 2017.

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of June 30, 2017:

June 30, 2017
Three months or less	$71,964
Over 3 months through 6 months	80,130
Over 6 months through 12 months	136,083
Thereafter	183,097
Total time deposits > $100,000	$471,274

Total deposits decreased $11.2 million during the six months ended June 30, 2017 driven by $93.9 million sold at the completion of our four banking center divestitures, including $48.4 million of time deposits. In addition, money market accounts decreased $42.4 million, from December 31, 2016 driven by $19.0 million sold from the banking center divestitures. These decreases were partially offset by increases in savings accounts of $61.3 million, and demand deposits of $24.1 million, from December 31, 2016. The mix of transaction deposits (defined as total deposits less time deposits) to total deposits improved to 70.8% at June 30, 2017, from 69.7% at December 31, 2016, as we continued to focus on developing long-term banking relationships. At June 30, 2017 and December 31, 2016, time deposits that were scheduled to mature within 12 months totaled $731.5 million and $788.8 million, respectively. Of the $731.5 million in time deposits scheduled to mature within 12 months at June 30, 2017, $288.2 million were in denominations of $100,000 or more, and $443.3 million were in denominations less than $100,000.

As of June 30, 2017 and December 31, 2016, the Company sold securities under agreements to repurchase totaling $119.2 million and $92.0 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $763.6 million. At June 30, 2017 and December 31, 2016, the Bank had $129.1 million and $25.0 million in term advances from the FHLB, respectively. The term advances have fixed rates of 1.31% - 2.33%, with maturity dates of 2018 - 2020.

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

Overview of Results of Operations

We recorded net income of $9.2 million and $17.5 million, or $0.33 and $0.63 per diluted share, during the three and six months ended June 30, 2017, respectively, compared to net income of $4.5 million and $4.8 million, or $0.15 and $0.16 per diluted share, during the three and six months ended June 30, 2016, respectively. Fully taxable equivalent net interest income totaled $38.3 million and $74.3 million for the three and six months ended June 30, 2017, respectively, and increased $2.5 million and decreased $0.5 million from the three and six months ended June 30, 2016, respectively.

Provision for loan loss expense on non 310-30 loans was $4.1 million and $5.9 million during the three and six months ended June 30, 2017, respectively, compared to $6.4 million and $17.9 million during the three and six months ended June 30, 2016, respectively, a decrease of $2.3 million and $12.0 million, respectively. The decrease in provision for the three and six months ended June 30, 2017 was driven by energy sector provision of $4.3 million and $15.1 million during the three and six months ended June 30, 2016, respectively.

Non-interest income was $12.0 million and $20.7 million during the three and six months ended June 30, 2017, respectively, compared to $10.5 million and $18.4 million during the three and six months ended June 30, 2016, respectively, an increase of $1.5 million and $2.2 million from the three and six months ended June 30, 2016, respectively. The increase in non-interest income during the three and six months ended June 30, 2017, compared to the prior periods, was driven by a $2.9 million gain from banking center divestitures during the three months ended June 30, 2017. The six months ended June 30, 2017 increase was also driven by a $1.1 million increase in swap related income due to interest rate movements. In addition, prior year included a $1.8 million gain on sale of a building during the three and six months ended 2016.

Non-interest expense totaled $33.4 million and $68.0 million during the three and six months ended June 30, 2017, compared to $33.3 million and $68.2 million during the three and six months ended June 30, 2016, an increase of $0.1 million and a decrease of $0.2 million from the prior periods, respectively.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended June 30, 2017 and 2016:

	For the three months ended			For the three months ended
	June 30, 2017			June 30, 2016
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
ASC 310-30 loans	$136,662	$6,180	18.09%	$174,415	$7,762	17.80%
Non 310-30 loans FTE(1)(2)(3)(4)(5)	2,872,020	29,620	4.14%	2,421,033	23,348	3.88%
Investment securities available-for-sale	906,738	4,358	1.92%	1,072,976	4,954	1.85%
Investment securities held-to-maturity	305,722	2,131	2.79%	395,027	2,804	2.84%
Other securities	15,657	218	5.57%	14,936	192	5.14%
Interest earning deposits and securities purchased under agreements to resell	85,350	214	1.01%	337,426	449	0.54%
Total interest earning assets FTE(4)	$4,322,149	$42,721	3.96%	$4,415,813	$39,509	3.60%
Cash and due from banks	$66,651			$71,162
Other assets	318,429			333,855
Allowance for loan losses	(31,615)			(37,532)
Total assets	$4,675,614			$4,783,298
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,871,814	$1,424	0.31%	$1,978,438	$1,317	0.27%
Time deposits	1,147,037	2,479	0.87%	1,180,496	2,199	0.75%
Securities sold under agreements to repurchase	85,022	40	0.19%	113,645	37	0.13%
Federal Home Loan Bank advances	130,795	497	1.52%	40,000	166	1.67%
Total interest bearing liabilities	$3,234,668	$4,440	0.55%	$3,312,579	$3,719	0.45%
Demand deposits	$858,299			$821,987
Other liabilities	37,480			47,590
Total liabilities	4,130,447			4,182,156
Shareholders' equity	545,167			601,142
Total liabilities and shareholders' equity	$4,675,614			$4,783,298
Net interest income		$38,281			$35,790
Interest rate spread FTE(4)			3.41%			3.15%
Net interest earning assets	$1,087,481			$1,103,234
Net interest margin FTE(4)			3.55%			3.26%
Ratio of average interest earning assets to average interest bearing liabilities	133.62%			133.30%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $2,739,424 and $2,238,151, interest income of $26,226 and $19,782, with tax equivalent yields of 4.04% and 3.74% for the three months ended June 30, 2017 and 2016, respectively.

(3)

Non 310-30 loans include loans held-for-sale. Average balances during the three months ended June 30, 2017 and 2016 were $6,691 and $7,628, respectively, and interest income was $134 and $117 for the same periods, respectively.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $1,389 and $1,037 for the three months ended June 30, 2017 and 2016, respectively.

(5)	Loan fees included in interest income totaled $1,098 and $1,014 for the three months ended June 30, 2017 and 2016, respectively.

Net interest income totaled $36.9 million and $34.8 million for the three months ended June 30, 2017 and 2016, respectively. On a fully taxable equivalent basis, net interest income totaled $38.3 million for the three months ended June 30, 2017, increasing $2.5 million, or 7.0%, from the three months ended June 30, 2016 due to an increase in net interest margin from 3.26% to 3.55%. The 0.29% widening of the fully taxable equivalent net interest margin is due to a 0.36% increase in the yield on earnings assets, benefiting from higher yields on our variable rate loans, primarily driven by the short-term market rate increases, partially offset by a 0.10% increase in the cost of interest bearing liabilities.

Average loans of $3.0 billion comprised 69.6% of total average interest earning assets during the three months ended June 30, 2017, compared to $2.6 billion, or 58.8%, of total average interest earning assets during the three months ended June 30, 2016. The increase in average loan balances is due to loan originations outpacing the exit of the acquired problem loans. The yield on the ASC 310-30 loan portfolio was 18.09% during the three months ended June 30, 2017, compared to 17.80% during the same period the prior year, increasing as a result of quarterly re-measurements.

Average investment securities comprised 28.1% of total interest earning assets during the three months ended June 30, 2017, compared to 33.2% during the three months ended June 30, 2016. The decrease in the investment portfolio reflects the re-mixing of the interest-earning assets as the runoff of the investment portfolio is used to fund loan originations. Average short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, decreased to 2.0% of interest earning assets compared to 7.6% during the prior period. This decrease was driven by temporary client funds on deposit from one energy client during the three months ended June 30, 2016.

Average balances of interest bearing liabilities decreased $77.9 million during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, driven by a decrease of $106.6 million in interest bearing demand, saving and money market deposits, a decrease in time deposits of $33.5 million, and a decrease in securities sold under agreements to repurchase of $28.6 million, mostly offset by a $90.8 million increase in Federal Home Loan Bank advances. Adjusting for banking center divestitures, interest bearing demand, saving and money market deposits decreased $80.5 million and time deposits increased $5.3 million. Total interest expense related to interest bearing liabilities was $4.4 million during the three months ended June 30, 2017, compared to $3.7 million during the three months ended June 30, 2016, at an average cost of 0.55% and 0.45%, respectively. Additionally, the average cost of deposits increased four basis points to 0.40% for the three months ended June 30, 2017 from the same period in the prior year, primarily due to higher-cost time deposits.

The table below presents the components of net interest income on a fully taxable equivalent basis for the six months ended June 30, 2017 and 2016:

	For the six months ended			For the six months ended
	June 30, 2017			June 30, 2016
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
ASC 310-30 loans	$139,416	$12,051	17.29%	$182,537	$18,056	19.78%
Non 310-30 loans FTE(1)(2)(3)(4)(5)	2,809,844	56,781	4.08%	2,411,145	46,985	3.92%
Investment securities available-for-sale	918,628	8,719	1.90%	1,105,243	10,258	1.86%
Investment securities held-to-maturity	315,015	4,383	2.78%	406,486	5,735	2.82%
Other securities	14,527	385	5.30%	16,870	421	4.99%
Interest earning deposits and securities purchased under agreements to resell	88,092	411	0.94%	216,238	584	0.54%
Total interest earning assets FTE(4)	$4,285,522	$82,730	3.89%	$4,338,519	$82,039	3.80%
Cash and due from banks	$66,875			$71,213
Other assets	319,771			331,335
Allowance for loan losses	(30,736)			(33,018)
Total assets	$4,641,432			$4,708,049
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,883,969	$2,791	0.30%	$1,909,032	$2,500	0.26%
Time deposits	1,163,338	4,900	0.85%	1,183,311	4,326	0.74%
Securities sold under agreements to repurchase	81,693	73	0.18%	110,253	77	0.14%
Federal Home Loan Bank advances	89,856	694	1.56%	40,000	332	1.67%
Total interest bearing liabilities	$3,218,856	$8,458	0.53%	$3,242,596	$7,235	0.45%
Demand deposits	$841,814			$807,624
Other liabilities	39,199			49,153
Total liabilities	4,099,869			4,099,373
Stockholders' equity	541,563			608,676
Total liabilities and shareholders’ equity	$4,641,432			$4,708,049
Net interest income		$74,272			$74,804
Interest rate spread FTE(4)			3.36%			3.35%
Net interest earning assets	$1,066,666			$1,095,923
Net interest margin FTE(4)			3.49%			3.47%
Ratio of average interest earning assets to average interest bearing liabilities	133.14%			133.80%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $2,671,905 and $2,220,518, interest income of $49,944 and $39,611, with tax equivalent yields of 3.97% and 3.77% for the six months ended June 30, 2017 and 2016, respectively.

(3)

Non 310-30 loans include loans held-for-sale. Average balances during the six months ended June 30, 2017 and 2016 were $8,377 and $9,981, respectively, and interest income was $279 and $282 for the same periods, respectively.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $2,658 and $2,013 for the six months ended June 30, 2017 and 2016, respectively.

(5)	Loan fees included in interest income totaled $1,943 and $2,061 for the six months ended June 30, 2017 and 2016, respectively.

Net interest income totaled $71.6 million and $72.8 million for the six months ended June 30, 2017 and 2016, respectively. On a fully taxable equivalent basis, net interest income totaled $74.3 million for the six months ended June 30, 2017 and decreased $0.5 million from the six months ended June 30, 2016 due to lower average earnings assets, partially offset by a 0.02% increase in the fully taxable equivalent net interest margin from 3.47% to 3.49%. The 0.02% widening of the fully taxable equivalent net interest margin is due to a 0.09% increase in the yield on earnings assets, benefiting from higher yields on our variable rate loans, primarily from the short-term market rate increases, and partially offset by lower levels of high-yielding 310-30 loans. These increases were partially offset by the 0.08% increase in the cost of interest bearing liabilities.

Average loans comprised $2.9 billion, or 68.8%, of total average interest earning assets during the six months ended June 30, 2017, compared to $2.6 billion, or 59.8%, of total average interest earning assets during the six months ended June 30, 2016. The increase in average loan balances is reflective of loan originations outpacing the exit of the acquired problem loans. The yield on the ASC 310-30 loan portfolio was 17.29% during the six months ended June 30, 2017, compared to 19.78% during the same period the prior year. This decrease was primarily due to $1.0 million of accelerated accretion income during the six months ended 2016.

Average investment securities comprised 28.8% of total interest earning assets during the six months ended June 30, 2017, compared to 34.8% during the six months ended June 30, 2016. The decrease in the investment portfolio reflects the re-mixing of the interest-earning assets as the runoff of the investment portfolio is used to fund loan originations. Short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, decreased to 2.1% of interest earning assets compared to 5.0% during the prior period, primarily driven by temporary client funds on deposit from one energy client during the six months ended June 30, 2016.

Average balances of interest bearing liabilities decreased $23.7 million during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, driven by a $28.6 million decrease in securities sold under agreements to repurchase, a $25.1 million decrease in interest bearing demand, saving and money market deposits, and a $20.0 million decrease in time deposits. Adjusting for banking center divestitures, interest bearing demand, savings and money market deposits decreased $11.7 million and time deposits increased $1.2 million. These decreases were mostly offset by an increase of $49.9 million in Federal Home Loan Bank advances. Total interest expense related to interest bearing liabilities was $8.5 million during the six months ended June 30, 2017, compared to $7.2 million during the six months ended June 30, 2016, at an average cost of 0.53% and 0.45%, respectively. Additionally, the average cost of deposits increased five basis points to 0.40% for the six months ended June 30, 2017 from the same period in the prior year, primarily due to higher cost time deposits.

The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016:

	Three months ended June 30, 2017			Six months ended June 30, 2017
	compared to			compared to
	Three months ended June 30, 2016			Six months ended June 30, 2016
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(1,707)	$125	$(1,582)	$(3,727)	$(2,278)	$(6,005)
Non 310-30 loans FTE(1)(2)(3)	4,651	1,621	6,272	8,057	1,739	9,796
Investment securities available-for-sale	(799)	203	(596)	(1,771)	232	(1,539)
Investment securities held-to-maturity	(622)	(51)	(673)	(1,273)	(79)	(1,352)
Other securities	10	16	26	(62)	26	(36)
Interest earning deposits and securities purchased under agreements to resell	(632)	397	(235)	(598)	425	(173)
Total interest income	$901	$2,311	$3,212	$626	$65	$691
Interest expense:
Interest bearing demand, savings and money market deposits	$(81)	$188	$107	$(37)	$328	$291
Time deposits	(72)	352	280	(84)	658	574
Securities sold under agreements to repurchase	345	(14)	331	385	(23)	362
Federal Home Loan Bank advances	(13)	16	3	(26)	22	(4)
Total interest expense	179	542	721	238	985	1,223
Net change in net interest income	$722	$1,769	$2,491	$388	$(920)	$(532)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Non 310-30 loans include loans held-for-sale. Average balances during the three months ended June 30, 2017 and 2016 were $6,691 and $7,628, respectively, and interest income was $134 and $117 for the same periods, respectively. Average balances during the six months ended June 30, 2017 and 2016 were $8,377 and $9,981, respectively, and interest income was $279 and 282 for the same periods, respectively.

(3)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $1,389 and $1,037 for three months ended June 30, 2017 and 2016, respectively. The taxable equivalent adjustments included above are $2,658 and $2,013 for six months ended June 30, 2017 and 2016, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended
	June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016
		Average		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$858,299	0.00%	$825,146	0.00%	$835,263	0.00%	$824,848	0.00%	$821,987	0.00%
Interest bearing demand	415,498	0.10%	422,500	0.09%	415,948	0.09%	413,446	0.09%	420,253	0.09%
Money market accounts	1,029,480	0.38%	1,084,669	0.38%	1,057,908	0.36%	1,001,658	0.33%	1,169,238	0.33%
Savings accounts	426,836	0.32%	389,090	0.26%	370,845	0.27%	383,981	0.28%	388,947	0.27%
Time deposits	1,147,037	0.87%	1,179,821	0.83%	1,169,325	0.80%	1,174,269	0.78%	1,180,496	0.75%
Total average deposits	$3,877,150	0.40%	$3,901,226	0.39%	$3,849,289	0.38%	$3,798,202	0.36%	$3,980,921	0.36%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $2.6 million on acquired non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions. Below is a summary of the provision for loan losses recorded in the consolidated statements of operations for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
(Recoupment) provision for impairment loans accounted for under ASC 310-30	$(78)	$57	$(83)	$(805)
Provision for loan losses	4,103	6,400	5,903	17,881
Total provision for loan losses	$4,025	$6,457	$5,820	$17,076

Provision for loan losses was $4.0 million and $5.8 million during the three and six months ended June 30, 2017, respectively, compared to $6.5 million and $17.1 million during the three and six months ended June 30, 2016, respectively. The provision for loan losses on non 310-30 loans decreased $2.3 million during the three months ended June 30, 2017, compared to the same period in the prior year, due to $4.0 million higher energy sector provision recorded during the three months ended June 30, 2016, partially offset by a $2.1 million increase in specific reserves on one commercial loan, recorded during the three months ended June 30, 2017. The non 310-30 allowance for loan losses was 1.18% of total non 310-30 loans compared to 1.55% at June 30, 2016. Annualized net recoveries on non 310-30 loans totaled 0.01% for the three months ended June 30, 2017 compared to annualized net charge-offs of 0.58% for the three months ended June 30, 2016. The decrease in annualized net charge-offs on non 310-30 loans was driven by charge-offs on energy sector loans during the three months ended June 30, 2016 of $3.4 million.

The year-over-year provision for loan losses on non 310-30 loans decreased $12.0 million driven by energy sector provision of $15.1 million during the six months ended June 30, 2016. Annualized net charge-offs on non 310-30 loans totaled 0.00% for the six months of 2017 compared to 0.34% for the six months of 2016, or 0.06% excluding the energy sector portfolio.

For the three and six months ended June 30, 2017, we recorded a recoupment of $78 thousand and $83 thousand, respectively, of provision for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. For the three and six months ended June 30, 2016, we recorded provision of $57 thousand and recoupment of $805 thousand, respectively, for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flow. The decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed.

Non-Interest Income

The table below details the component of non-interest income for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2017	2016	2017	2016	Amount	% Change	Amount	% Change
Service charges	$3,546	$3,465	$6,872	$6,725	$81	2.3%	$147	2.2%
Bank card fees	3,134	2,935	5,938	5,702	199	6.8%	236	4.1%
Gain on sale of mortgages, net	594	958	1,048	1,432	(364)	(38.0)%	(384)	(26.8)%
Bank-owned life insurance income	472	486	942	881	(14)	(2.9)%	61	6.9%
Other non-interest income	4,124	2,473	5,538	3,164	1,651	66.8%	2,374	75.0%
OREO related income	86	187	314	523	(101)	(54.0)%	(209)	(40.0)%
Total non-interest income	$11,956	$10,504	$20,652	$18,427	$1,452	13.8%	$2,225	12.1%

Non-interest income for the three and six months ended June 30, 2017 was $12.0 million and $20.7 million, respectively, compared to $10.5 million and $18.4 million during the three and six months ended June 30, 2016, respectively. The increase in non-interest income during the three and six months ended June 30, 2017 compared to the prior periods was driven by a $2.9 million gain from banking center divestitures during the three months ended June 30, 2017, included in other non-interest income. In addition, the prior period included a $1.8 million gain on sale of a building, included in other non-interest income. The six months ended June 30, 2017 increase also included a $1.1 million increase in swap related income due to interest rate movements, included in other non-interest income.

Service charges, which represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts increased $0.1 million during the three and six months ended June 30, 2017, respectively, compared to the prior periods, due to higher treasury management fees.

Bank card fees grew during the three and six months ended June 30, 2017 due to higher interchange activity. Gain on sale of mortgages decreased during the three and six months ended June 30, 2017 due to lower volumes.

OREO related income includes rental income and insurance proceeds received on OREO properties and write-ups to the fair value of collateral that exceed the loan balance at the time of foreclosure. During the three and six months ended June 30, 2017, this income decreased $0.1 million and $0.2 million, respectively, compared to prior periods.

Non-Interest Expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2017	2016	2017	2016	Amount	% Change	Amount	% Change
Salaries and benefits	$19,909	$19,612	$40,299	$40,224	$297	1.5%	$75	0.2%
Occupancy and equipment	5,242	5,708	10,679	11,774	(466)	(8.2)%	(1,095)	(9.3)%
Telecommunications and data processing	1,552	1,471	3,139	3,112	81	5.5%	27	0.9%
Marketing and business development	545	689	1,196	1,115	(144)	(20.9)%	81	7.3%
FDIC deposit insurance	686	1,064	1,391	1,985	(378)	(35.5)%	(594)	(29.9)%
Bank card expenses	896	963	1,779	1,876	(67)	(7.0)%	(97)	(5.2)%
Professional fees	1,270	978	1,686	1,434	292	29.9%	252	17.6%
Other non-interest expense	2,733	2,112	5,139	4,067	621	29.4%	1,072	26.4%
Problem asset workout	880	958	1,752	1,932	(78)	(8.1)%	(180)	(9.3)%
Gain on OREO sales, net	(1,644)	(1,611)	(1,756)	(2,043)	(33)	(2.0)%	287	(14.0)%
Intangible asset amortization	1,370	1,370	2,740	2,740	—	0.0%	—	0.0%
Total non-interest expense	$33,439	$33,314	$68,044	$68,216	$125	0.4%	$(172)	(0.3)%

Non-interest expense totaled $33.4 million and $68.0 million for the three and six months ended June 30, 2017, compared to $33.3 million and $68.2 million for the three and six months ended June 30, 2016. Occupancy and equipment decreased $0.5 million and $1.1 million during the three and six months ended June 30, 2017, compared to prior periods, due to lower utilities and maintenance expense and lower depreciation expense. Professional fees increased $0.3 million during the three and six months ended June 30, 2017, compared to prior periods, due to acquisition-related expenses. Other non-interest expense increased during the three and six months ended June 30, 2017, compared to prior periods, due to various expense categories. Problem asset workout expense and gain on sale of OREO decreased a combined $0.1 million during the three months ended June 30, 2017 and increased a combined $0.1 million during the six months ended June 30, 2017, compared to prior periods.

Income taxes

Income tax expense totaled $2.2 million and $1.0 million for the three and six months ended June 30, 2017, respectively, compared to an expense of $1.0 million and $1.2 million for the three and six months ended June 30, 2016, respectively. The tax expense recorded for the three and six months ended June 30, 2017 was lowered by a $0.5 million and $3.4 million tax benefit from stock compensation activity, respectively. Without the discrete items related to stock compensation activity, the tax rates for the three and six months ended June 30, 2017 were consistent period-to-period. The quarterly effective tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. The Company forecasts the full year estimated effective tax rate in accordance with ASC 740; as a result, the relationship between pre-tax income and tax-exempt income within each reporting period can create fluctuations in the effective tax rate from period-to-period.

Certain of the Company’s outstanding stock-based compensation awards have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share price of the Company's stock that is required for vesting is $34.00 per share. The strike prices for options range from $18.09 - $34.04, with a large portion of the awards having strike prices of $20.00. Depending on the movement in our stock price, these stock-based compensation awards may create either an excess tax benefit or tax deficiency depending on the relationship between the fair value at the time of vesting or exercise and the estimated fair value recorded at the time of grant. The Company adopted ASU 2016-09 effective January 1, 2016, which results in recording the excess tax benefit or tax deficiency as a tax benefit or expense in the consolidated statements of operations. As of June 30, 2017, the Company had $5.0 million of deferred tax assets related to stock-based compensation, $3.4 million of which is associated with executive officers still employed by the Company.

Additional information regarding income taxes can be found in note 21 of our audited consolidated financial statements in our 2016 Annual Report on Form 10-K and note 13 of this document.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Cash and due from banks	$129,827	$152,736
Unencumbered investment securities, at fair value	725,933	843,061
Total	$855,760	$995,797

Total on-balance sheet liquidity decreased $140.0 million at June 30, 2017 compared to December 31, 2016. The decrease was driven by a reduction of $117.1 million in unencumbered available-for-sale and held-to-maturity securities balances and a reduction of $22.9 million in cash and due from banks.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At June 30, 2017, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.2 billion at June 30, 2017, inclusive of pre-tax net unrealized losses of $8.4 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $22 thousand of pre-tax net unrealized losses at June 30, 2017. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of June 30, 2017, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of June 30, 2017, $731.5 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. FHLB advances and lines of credit available totaled $892.7 million of which $129.1 million was used at June 30, 2017. We can obtain additional liquidity through FHLB advances if required. The bank also has access to federal funds lines of credit with corresponding banks.

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at June 30, 2017, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 8 in our consolidated financial statements.

Our shareholders' equity is impacted by the retention of earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends.

The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. We believe that our repurchases could serve to offset any future share issuances for future acquisitions. During the six month ended June 30, 2017, we did not repurchase any shares of our common stock.

On August 5, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to an additional $50.0 million of the Company’s common stock. The remaining authorization under this program as of June 30, 2017 was $12.6 million.

On August 2, 2017, our Board of Directors declared a quarterly dividend of $0.09 per common share, payable on September 15, 2017 to shareholders of record at the close of business on August 25, 2017.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at June 30, 2017. During the six months ended June 30, 2017, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate loans, even after adjusting our models for the excess capital deployment. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2017 and December 31, 2016:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	June 30, 2017	December 31, 2016
200	6.74%	5.84%
100	4.22%	3.66%
(50)	(2.39)%	(2.49)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have grown $34.4 million during the six months June 30, 2017, and totaled 70.8% of total deposits at June 30, 2017 compared to 69.7% at December 31, 2016. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of June 30, 2017 and December 31, 2016, we had loan commitments totaling $648.2 million and $602.2 million, respectively, and standby letters of credit that totaled $15.0 million and $13.5 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2017. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number
			Total number of	(or approximate dollar
			shares (or units)	value) of shares (or
	Total number	Average	purchased as part of	units) that may yet be
	of shares (or	price paid per	publicly announced	purchased under the
Period	units) purchased	share (or unit)	plans or programs	plans or programs (2)
April 1 - April 30, 2017(1)	34,541	$31.57	—	$12,562,825
May 1 - May 31, 2017(1)	25,585	31.76	—	12,562,825
June 1 - June 30, 2017(1)	3,052	33.01	—	12,562,825
Total	63,178	$31.72	—	$12,562,825

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On August 5, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $12,562,825 remained available for purchase at June 30, 2017.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits required to be furnished with this report are listed on the exhibit index attached hereto and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ Brian F. Lilly
Brian F. Lilly
Chief Financial Officer; Chief of M&A and Strategy
(principal financial officer)

Date: August 4, 2017

EXHIBIT INDEX

2.1*

Agreement and Plan Merger, dated as of June 23, 2017, by and among Peoples, Inc., National Bank Holdings Corporation, the Significant Stockholders (as defined herein) and Winton A. Winter, Jr., solely in his capacity as the Holders’ Representative (incorporated herein by reference to Exhibit 2.1 to our Form 8-K dated June 23, 2017 and filed on June 27, 2017)

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

10.1

Support Agreement, dated as of June 23, 2017, by and among Peoples, Inc., National Bank Holdings Corporation and the undersigned stockholders of Peoples, Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated June 23, 2017 and filed on June 27, 2017)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail

*Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.