Form 10-Q
period 2017-09-30
National Bank Holdings Corp
filed 2017-11-03
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the registrant had outstanding 26,848,151 shares of Class A voting common stock, each with $0.01 par value per share, excluding 166,186 shares of restricted Class A common stock issued but not yet vested.

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$221,160	$152,736
Interest bearing bank deposits	20,000	—
Cash and cash equivalents	241,160	152,736
Investment securities available-for-sale (at fair value)	812,051	884,232
Investment securities held-to-maturity (fair value of $275,608 and $332,573 at September 30, 2017 and December 31, 2016, respectively)	275,370	332,505
Non-marketable securities	15,537	14,949
Loans	3,120,543	2,860,921
Allowance for loan losses	(30,047)	(29,174)
Loans, net	3,090,496	2,831,747
Loans held for sale	12,212	24,187
Other real estate owned	12,330	15,662
Premises and equipment, net	91,654	95,671
Goodwill	59,630	59,630
Intangible assets, net	2,840	6,949
Other assets	155,692	154,778
Total assets	$4,768,972	$4,573,046
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$910,675	$846,744
Interest bearing demand deposits	431,786	427,538
Savings and money market	1,470,714	1,422,321
Time deposits	1,133,167	1,172,046
Total deposits	3,946,342	3,868,649
Securities sold under agreements to repurchase	92,814	92,011
Federal Home Loan Bank advances	129,115	38,665
Other liabilities	50,457	37,532
Total liabilities	4,218,728	4,036,857
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,585,248 and 51,813,011 shares issued; 26,802,964 and 26,386,583 shares outstanding at September 30, 2017 and December 31, 2016, respectively	515	514
Additional paid-in capital	972,027	984,087
Retained earnings	73,358	55,454
Treasury stock of 24,535,807 and 24,927,157 shares at September 30, 2017 and December 31, 2016, respectively, at cost	(494,321)	(502,104)
Accumulated other comprehensive loss, net of tax	(1,335)	(1,762)
Total shareholders’ equity	550,244	536,189
Total liabilities and shareholders’ equity	$4,768,972	$4,573,046

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest and dividend income:
Interest and fees on loans	$36,064	$33,450	$102,238	$96,477
Interest and dividends on investment securities	6,005	7,094	19,108	23,088
Dividends on non-marketable securities	234	160	619	581
Interest on interest-bearing bank deposits	276	60	687	644
Total interest and dividend income	42,579	40,764	122,652	120,790
Interest expense:
Interest on deposits	4,068	3,479	11,759	10,305
Interest on borrowings	613	221	1,380	630
Total interest expense	4,681	3,700	13,139	10,935
Net interest income before provision for loan losses	37,898	37,064	109,513	109,855
Provision for loan losses	3,880	5,293	9,700	22,369
Net interest income after provision for loan losses	34,018	31,771	99,813	87,486
Non-interest income:
Service charges	3,585	3,662	10,458	10,387
Bank card fees	3,076	2,828	9,014	8,530
Gain on sale of mortgages, net	668	819	1,716	2,251
Bank-owned life insurance income	475	497	1,417	1,378
Other non-interest income	1,611	2,135	7,149	5,299
OREO related income	136	1,667	449	2,190
Total non-interest income	9,551	11,608	30,203	30,035
Non-interest expense:
Salaries and benefits	19,363	20,091	59,662	60,315
Occupancy and equipment	5,208	5,666	15,887	17,440
Telecommunications and data processing	1,702	1,487	4,841	4,599
Marketing and business development	683	687	1,878	1,802
FDIC deposit insurance	715	734	2,106	2,719
Bank card expenses	971	1,133	2,751	3,009
Professional fees	754	909	2,441	2,343
Other non-interest expense	2,700	2,198	7,839	6,265
Problem asset workout	1,636	1,172	3,389	3,104
Gain on OREO sales, net	(497)	(2,077)	(2,254)	(4,120)
Intangible asset amortization	1,370	1,370	4,110	4,110
Total non-interest expense	34,605	33,370	102,650	101,586
Income before income taxes	8,964	10,009	27,366	15,935
Income tax expense	1,733	1,695	2,668	2,866
Net income	$7,231	$8,314	$24,698	$13,069
Income per share—basic	$0.27	$0.30	$0.92	$0.45
Income per share—diluted	$0.26	$0.30	$0.89	$0.45
Weighted average number of common shares outstanding:
Basic	26,947,821	27,654,827	26,902,128	28,991,094
Diluted	27,628,734	27,898,756	27,636,675	29,111,322

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$7,231	$8,314	$24,698	$13,069
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($121) and $1,376 for the three months ended September 30, 2017 and 2016, respectively; and net of tax expense of ($913) and ($6,111) for the nine months ended September 30, 2017 and 2016, respectively	197	(2,242)	1,473	9,956
Less: amortization of net unrealized holding gains to income, net of tax benefit of $207 and $300 for the three months ended September 30, 2017 and 2016, respectively; and net of tax benefit of $642 and $923 for the nine months ended September 30, 2017 and 2016, respectively	(336)	(489)	(1,046)	(1,504)
Other comprehensive (loss) income	(139)	(2,731)	427	8,452
Comprehensive income	$7,092	$5,583	$25,125	$21,521

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2017 and 2016

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2015	$513	$997,926	$38,670	$(419,660)	$95	$617,544
Net income	—	—	13,069	—	—	13,069
Stock-based compensation	—	2,692	—	—	—	2,692
Issuance of stock under equity compensation plans, including loss on reissuance of treasury stock of $5, net	1	(2,953)	—	2,669	—	(283)
Repurchase of 4,231,874 shares	—	—	—	(87,310)	—	(87,310)
Cash dividends declared ($0.15 per share)	—	—	(4,392)	—	—	(4,392)
Other comprehensive income	—	—	—	—	8,452	8,452
Balance, September 30, 2016	$514	$997,665	$47,347	$(504,301)	$8,547	$549,772
Balance, December 31, 2016	$514	$984,087	$55,454	$(502,104)	$(1,762)	$536,189
Net income	—	—	24,698	—	—	24,698
Stock-based compensation	—	2,771	—	—	—	2,771
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $5,080, net	1	(12,898)	—	5,850	—	(7,047)
Cash dividends declared ($0.25 per share)	—	—	(6,794)	—	—	(6,794)
Warrant exercise	—	(1,933)	—	1,933	—	—
Other comprehensive income	—	—	—	—	427	427
Balance, September 30, 2017	$515	$972,027	$73,358	$(494,321)	$(1,335)	$550,244

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$24,698	$13,069
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,700	22,369
Depreciation and amortization	9,862	10,864
Current income tax receivable	570	3,310
Deferred income taxes	2,116	6,846
Net excess tax (benefit) deficit on stock-based compensation	(3,442)	86
Discount accretion, net of premium amortization on securities	1,953	2,352
Loan accretion	(18,936)	(27,939)
Gain on sale of mortgages, net	(1,716)	(2,251)
Origination of loans held for sale, net of repayments	(66,333)	(79,747)
Proceeds from sales of loans held for sale	75,619	71,756
Bank-owned life insurance income	(1,417)	(1,378)
Gain on the sale of other real estate owned, net	(2,254)	(4,120)
Impairment on other real estate owned	766	262
Loss (gain) on sale of fixed assets	33	(1,840)
Gain from banking center divestitures	(2,886)	—
Stock-based compensation	2,771	2,692
Increase in other assets	(2,299)	(6,892)
Increase in other liabilities	9,917	17,747
Net cash provided by operating activities	38,722	27,186
Cash flows from investing activities:
Purchase of FHLB stock	(7,377)	(1,859)
Proceeds from redemption of FHLB stock	6,789	7,051
Proceeds from redemption of FRB stock	—	4,964
Proceeds from maturities of investment securities held-to-maturity	55,083	69,218
Proceeds from maturities of investment securities available-for-sale	171,326	207,413
Purchase of investment securities available-for-sale	(98,503)	(4,872)
Net increase in loans	(273,127)	(239,203)
(Purchases) sale of premises and equipment, net	(1,769)	1,328
Purchase of bank-owned life insurance	—	(10,344)
Proceeds from sales of loans	33,813	9,231
Proceeds from sales of other real estate owned	5,580	8,227
Net cash (used in) provided by investing activities	(108,185)	51,154
Cash flows from financing activities:
Net increase (decrease) in deposits	80,579	(15,670)
Increase (decrease) in repurchase agreements	803	(23,216)
Advances from FHLB	263,129	71,359
FHLB payoffs	(172,679)	(60,000)
Issuance of stock under purchase and equity compensation plans	(7,125)	(322)
Proceeds from exercise of stock options	78	—
Payment of dividends	(6,898)	(4,296)
Repurchase of shares	—	(87,310)
Net cash provided by (used in) financing activities	157,887	(119,455)
Increase (decrease) in cash and cash equivalents	88,424	(41,115)
Cash and cash equivalents at beginning of the year	152,736	166,092
Cash and cash equivalents at end of period	$241,160	$124,977
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$11,437	$9,336
Net tax payments (refunds)	$33	$(2,152)
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$760	$4,755
Loans purchased but not settled	$6,554	$11,537
Loans transferred from loans held for sale to loans	$4,406	$—

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in June 2009 with the intent to acquire and operate financial services franchises and other complementary businesses in targeted markets. The Company is headquartered immediately south of Denver, in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, referred to as the Bank, or NBH Bank, a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 85 banking centers located in Colorado, the greater Kansas City area and Texas, and through online and mobile banking products.

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

The new guidance does not apply to revenue associated with financial assets and liabilities including loans, leases, securities, and derivatives that are accounted for under other GAAP. Accordingly, the majority of the Company’s revenues will not be affected. The Company has completed its review of revenue streams and contracts with customers and has determined deposit service charges and bank card fees are within the scope of the ASU, but has not identified changes to the timing or amount of revenue recognition.

Accounting policies and procedures are not expected to change materially since the principals of revenue recognition from the ASU are largely consistent with existing guidance and current practices applied by the Company. The Company continues to assess the expanded revenue disclosure requirements under the new standard. The Company will adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

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

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities—In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated statements of financial condition as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.

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

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.1 billion at September 30, 2017 and included $0.8 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities. At December 31, 2016, investment securities totaled $1.2 billion and included $0.9 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities.

Available-for-sale

At September 30, 2017 and December 31, 2016, the Company held $0.8 billion and $0.9 billion of available-for-sale investment securities, respectively. Available-for-sale securities are summarized as follows as of the dates indicated:

	September 30, 2017
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$178,649	$3,127	$(387)	$181,389
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	639,456	1,321	(12,298)	628,479
Municipal securities	1,646	118	—	1,764
Other securities	419	—	—	419
Total	$820,170	$4,566	$(12,685)	$812,051

	December 31, 2016
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$223,781	$3,909	$(530)	$227,160
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	666,616	2,124	(16,001)	652,739
Municipal securities	3,921	—	(7)	3,914
Other securities	419	—	—	419
Total	$894,737	$6,033	$(16,538)	$884,232

At September 30, 2017 and December 31, 2016, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The table below summarizes the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$54,344	$(387)	$—	$—	$54,344	$(387)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	55,703	(657)	396,893	(11,641)	452,596	(12,298)
Total	$110,047	$(1,044)	$396,893	$(11,641)	$506,940	$(12,685)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$100,898	$(530)	$—	$—	$100,898	$(530)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	137,576	(2,976)	385,707	(13,025)	523,283	(16,001)
Municipal securities	3,058	(7)	—	—	3,058	(7)
Total	$241,532	$(3,513)	$385,707	$(13,025)	$627,239	$(16,538)

The unrealized losses in the Company's investment portfolio at September 30, 2017 were caused by changes in interest rates. The portfolio included 66 securities, having an aggregate fair value of $506.9 million, which were in an unrealized loss position at September 30, 2017. During the nine months ended September 30, 2017, the Company recorded $0.2 million of other-than-temporary impairment (OTTI) included in other non-interest expense on the consolidated statements of operations. The OTTI credit charge was on a single municipal security, with an aggregate fair value of $0.9 million at September 30, 2017.

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

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase, and to secure borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank (“FHLB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $301.0 million at September 30, 2017 and $373.7 million at December 31, 2016. Certain investment securities may also be pledged as collateral for the line of credit at the FHLB of Topeka; at September 30, 2017 and December 31, 2016, no securities were pledged for this purpose.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.1 years at September 30, 2017 and 3.4 years at December 31, 2016. This estimate is based on assumptions and actual results may differ. At September 30, 2017 and December 31, 2016, the duration of the total available-for-sale investment portfolio was 2.9 years and 3.2 years, respectively.

As of September 30, 2017, municipal securities with an amortized cost of $0.8 million and fair value of $0.9 million were due in one year, municipal securities with an amortized cost and fair value of $0.3 million were due after one year through five years, and municipal securities with an amortized cost and fair value of $0.6 million were due after five years through ten years. Other securities of $0.4 million as of September 30, 2017, have no stated contractual maturity date.

Held-to-maturity

At September 30, 2017 and December 31, 2016, the Company held $275.4 million and $332.5 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$217,431	$1,459	$(104)	$218,786
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	57,939	—	(1,117)	56,822
Total investment securities held-to-maturity	$275,370	$1,459	$(1,221)	$275,608

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$263,411	$1,685	$(234)	$264,862
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	69,094	16	(1,399)	67,711
Total investment securities held-to-maturity	$332,505	$1,701	$(1,633)	$332,573

The table below summarizes the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$19,284	$(104)	$—	$—	$19,284	$(104)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	17,983	(202)	31,762	(915)	49,745	(1,117)
Total	$37,267	$(306)	$31,762	$(915)	$69,029	$(1,221)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$27,799	$(234)	$—	$—	$27,799	$(234)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	26,992	(357)	32,146	(1,042)	59,138	(1,399)
Total	$54,791	$(591)	$32,146	$(1,042)	$86,937	$(1,633)

The held-to-maturity portfolio included 13 securities, having an aggregate fair value of $69.0 million, which were in an unrealized loss position at September 30, 2017, compared to 15 securities, with a fair value of $86.9 million, at December 31, 2016.

Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at September 30, 2017 or December 31, 2016. The unrealized losses in the Company's investments issued or guaranteed by U.S. government agencies or sponsored enterprises at September 30, 2017 were caused by changes in interest rates. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $142.1 million and $119.2 million at September 30, 2017 and December 31, 2016, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of September 30, 2017 and December 31, 2016 was 3.1 years and 3.5 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 2.9 years and 3.2 years as of September 30, 2017 and December 31, 2016, respectively.

Note 4 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and loans not accounted for under this guidance, which includes the Company’s originated loans. The carrying value of loans is net of discounts on loans excluded from ASC 310-30, and fees and costs of $4.5 million and $6.3 million as of September 30, 2017 and December 31, 2016, respectively. At December 31, 2016, $14.4 million of non 310-30 loans were held-for-sale, most of which were in the residential real estate segment. The sale of these loans was completed in connection with the four banking center divestitures in the second quarter of 2017.

	September 30, 2017
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$31,875	$1,776,008	$1,807,883	57.9%
Commercial real estate non-owner occupied	79,798	481,856	561,654	18.0%
Residential real estate	13,420	710,954	724,374	23.2%
Consumer	503	26,129	26,632	0.9%
Total	$125,596	$2,994,947	$3,120,543	100.0%

	December 31, 2016
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$39,280	$1,521,150	$1,560,430	54.6%
Commercial real estate non-owner occupied	89,150	437,642	526,792	18.4%
Residential real estate	16,524	728,361	744,885	26.0%
Consumer	898	27,916	28,814	1.0%
Total	$145,852	$2,715,069	$2,860,921	100.0%

Delinquency for loans excluded from ASC 310-30 is shown in the following tables at September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017
			Greater			Total	Loans > 90
	30-59	60-89	than 90			non	days past
	days past	days past	days past	Total past		310-30	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$715	$200	$1,393	$2,308	$1,284,047	$1,286,355	$150	$3,783
Owner occupied commercial real estate	1,667	573	49	2,289	273,866	276,155	—	2,829
Agriculture	49	8	689	746	131,401	132,147	—	2,109
Energy	—	—	3,551	3,551	77,800	81,351	—	3,551
Total commercial	2,431	781	5,682	8,894	1,767,114	1,776,008	150	12,272
Commercial real estate non-owner occupied:
Construction	—	—	190	190	101,406	101,596	—	190
Acquisition/development	330	—	—	330	14,115	14,445	—	—
Multifamily	—	—	—	—	40,241	40,241	—	—
Non-owner occupied	653	—	—	653	324,921	325,574	—	607
Total commercial real estate	983	—	190	1,173	480,683	481,856	—	797
Residential real estate:
Senior lien	587	943	1,474	3,004	652,339	655,343	—	5,354
Junior lien	86	—	32	118	55,493	55,611	—	534
Total residential real estate	673	943	1,506	3,122	707,832	710,954	—	5,888
Consumer	186	76	6	268	25,861	26,129	6	200
Total loans excluded from ASC 310-30	$4,273	$1,800	$7,384	$13,457	$2,981,490	$2,994,947	$156	$19,157

	December 31, 2016
			Greater			Total	Loans > 90
	30-59	60-89	than 90			non	days past
	days past	days past	days past	Total past		310-30	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$3,134	$4,009	$1,078	$8,221	$1,066,475	$1,074,696	$—	$8,688
Owner occupied commercial real estate	583	216	56	855	220,689	221,544	—	2,056
Agriculture	501	—	—	501	134,136	134,637	—	1,905
Energy	2	—	6,548	6,550	83,723	90,273	—	12,645
Total commercial	4,220	4,225	7,682	16,127	1,505,023	1,521,150	—	25,294
Commercial real estate non-owner occupied:
Construction	—	—	—	—	90,314	90,314	—	—
Acquisition/development	—	—	—	—	13,306	13,306	—	—
Multifamily	—	—	—	—	24,954	24,954	—	—
Non-owner occupied	—	—	28	28	309,040	309,068	—	66
Total commercial real estate	—	—	28	28	437,614	437,642	—	66
Residential real estate:
Senior lien	888	645	1,458	2,991	672,699	675,690	—	4,522
Junior lien	115	61	22	198	52,473	52,671	—	654
Total residential real estate	1,003	706	1,480	3,189	725,172	728,361	—	5,176
Consumer	83	8	—	91	27,825	27,916	—	181
Total loans excluded from ASC 310-30	$5,306	$4,939	$9,190	$19,435	$2,695,634	$2,715,069	$—	$30,717

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

Non-accrual loans excluded from the scope of ASC 310-30 totaled $19.2 million at September 30, 2017, decreasing $11.6 million, or 37.6% from December 31, 2016 due to charge-offs of two previously identified energy loans totaling $6.1 million and one previously identified commercial and industrial loan totaling $2.5 million. In addition, one previously identified energy loan of $2.4 million was placed back on accrual during the third quarter of 2017.

The Company’s internal risk rating system uses a series of grades which reflect its assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements. Loans that are perceived to have acceptable risk are categorized as “Pass” loans. “Special mention” loans represent loans that have potential credit weaknesses that deserve close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower's ability to meet debt service requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “Substandard” have a well-defined credit weakness and are inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. Although these loans are identified as potential problem loans, they may never become non-performing. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believe the collection of payments in accordance with the terms of the loan agreement are highly questionable and improbable. Doubtful loans are deemed impaired and put on non-accrual status.

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,259,680	$10,968	$15,092	$615	$1,286,355
Owner occupied commercial real estate	252,816	17,154	5,925	260	276,155
Agriculture	108,832	21,206	2,076	33	132,147
Energy	75,356	2,444	3,551	—	81,351
Total commercial	1,696,684	51,772	26,644	908	1,776,008
Commercial real estate non-owner occupied:
Construction	101,406	—	190	—	101,596
Acquisition/development	14,445	—	—	—	14,445
Multifamily	38,088	—	2,153	—	40,241
Non-owner occupied	321,160	2,926	1,488	—	325,574
Total commercial real estate	475,099	2,926	3,831	—	481,856
Residential real estate:
Senior lien	649,317	248	5,615	163	655,343
Junior lien	54,705	—	906	—	55,611
Total residential real estate	704,022	248	6,521	163	710,954
Consumer	25,925	1	203	—	26,129
Total loans excluded from ASC 310-30	$2,901,730	$54,947	$37,199	$1,071	$2,994,947
Loans accounted for under ASC 310-30:
Commercial	$24,706	$1,125	$6,044	$—	$31,875
Commercial real estate non-owner occupied	51,780	1,074	26,944	—	79,798
Residential real estate	10,618	1,094	1,708	—	13,420
Consumer	343	10	150	—	503
Total loans accounted for under ASC 310-30	$87,447	$3,303	$34,846	$—	$125,596
Total loans	$2,989,177	$58,250	$72,045	$1,071	$3,120,543

	December 31, 2016
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,041,326	$7,243	$25,636	$491	$1,074,696
Owner occupied commercial real estate	202,036	9,371	10,137	—	221,544
Agriculture	123,809	8,922	1,906	—	134,637
Energy	77,619	—	7,811	4,843	90,273
Total commercial	1,444,790	25,536	45,490	5,334	1,521,150
Commercial real estate non-owner occupied:
Construction	90,099	—	215	—	90,314
Acquisition/development	10,758	2,548	—	—	13,306
Multifamily	22,495	238	2,221	—	24,954
Non-owner occupied	300,922	5,895	2,251	—	309,068
Total commercial real estate	424,274	8,681	4,687	—	437,642
Residential real estate:
Senior lien	669,148	1,215	5,316	11	675,690
Junior lien	51,250	178	1,243	—	52,671
Total residential real estate	720,398	1,393	6,559	11	728,361
Consumer	27,669	59	188	—	27,916
Total loans excluded from ASC 310-30	$2,617,131	$35,669	$56,924	$5,345	$2,715,069
Loans accounted for under ASC 310-30:
Commercial	$27,436	$610	$11,234	$—	$39,280
Commercial real estate non-owner occupied	38,895	967	45,520	3,768	89,150
Residential real estate	12,477	1,327	2,720	—	16,524
Consumer	721	17	160	—	898
Total loans accounted for under ASC 310-30	$79,529	$2,921	$59,634	$3,768	$145,852
Total loans	$2,696,660	$38,590	$116,558	$9,113	$2,860,921

Non 310-30 special mention loans increased $19.3 million from December 31, 2016 due to upgrades from substandard and doubtful within the commercial and industrial and energy sectors and downgrades from pass within the agriculture and owner-occupied commercial real estate sectors. Non 310-30 substandard loans decreased $19.7 million from December 31, 2016 primarily due to paydowns, payoffs and upgrades to special mention and pass within the commercial and industrial, owner-occupied commercial real estate and energy sectors. Non 310-30 doubtful loans decreased $4.3 million from December 31, 2016 due to energy loan charge-offs during the period.

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status, loans in bankruptcy, and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At September 30, 2017, the Company measured $17.4 million of impaired loans based on the fair value of the collateral less selling costs and $2.5 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate. Impaired loans totaling $8.6 million that individually were less than $250 thousand each, were measured through the general ALL reserves due to their relatively small size.

At September 30, 2017 and December 31, 2016, the Company’s recorded investments in impaired loans were $28.5 million and $38.3 million, respectively, of which $7.6 million and $5.8 million, respectively, were accruing TDRs. Impaired loans at September 30, 2017 were primarily comprised of six relationships totaling $12.3 million. Two of the relationships were in the energy sector totaling $6.0 million, two of the relationships were in the commercial and industrial sector totaling $3.0 million, one relationship was in the owner-occupied commercial real estate sector totaling $2.0 million and one relationship was in the agricultural sector totaling $1.3 million. Impaired loans had a collective related allowance for loan losses allocated to them of $1.1 million and $2.4 million at September 30, 2017 and December 31, 2016, respectively.

Additional information regarding impaired loans at September 30, 2017 and December 31, 2016 is set forth in the table below:

	September 30, 2017			December 31, 2016
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$5,762	$4,409	$—	$8,671	$7,495	$—
Owner occupied commercial real estate	2,198	2,059	—	3,350	3,197	—
Agriculture	1,534	1,294	—	2,044	1,987	—
Energy	9,367	5,995	—	17,142	6,105	—
Total commercial	18,861	13,757	—	31,207	18,784	—
Commercial real estate non-owner occupied:
Construction	215	190	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	30	30	—	33	33	—
Non-owner occupied	917	864	—	394	343	—
Total commercial real estate	1,162	1,084	—	427	376	—
Residential real estate:
Senior lien	597	572	—	1,551	1,426	—
Junior lien	—	—	—	54	51	—
Total residential real estate	597	572	—	1,605	1,477	—
Consumer	—	—	—	4	4	—
Total impaired loans with no related allowance recorded	$20,620	$15,413	$—	$33,243	$20,641	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$4,200	$1,612	$617	$3,495	$3,464	$492
Owner occupied commercial real estate	2,631	2,450	264	957	642	2
Agriculture	932	895	33	—	—	—
Energy	—	—	—	11,216	6,548	1,866
Total commercial	7,763	4,957	914	15,668	10,654	2,360
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	214	207	1	261	255	1
Total commercial real estate	214	207	1	261	255	1
Residential real estate:
Senior lien	6,993	6,282	186	5,646	5,016	31
Junior lien	1,641	1,398	10	1,781	1,532	14
Total residential real estate	8,634	7,680	196	7,427	6,548	45
Consumer	207	202	1	188	184	2
Total impaired loans with a related allowance recorded	$16,818	$13,046	$1,112	$23,544	$17,641	$2,408
Total impaired loans	$37,438	$28,459	$1,112	$56,787	$38,282	$2,408

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the three months ended
	September 30, 2017		September 30, 2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,272	$40	$9,589	$39
Owner occupied commercial real estate	2,069	19	1,513	22
Agriculture	1,349	—	1,845	—
Energy	7,960	116	17,142	—
Total commercial	15,650	175	30,089	61
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	871	5	363	6
Total commercial real estate	871	5	363	6
Residential real estate:
Senior lien	574	—	1,555	5
Junior lien	—	—	53	—
Total residential real estate	574	—	1,608	5
Consumer	—	—	5	—
Total impaired loans with no related allowance recorded	$17,095	$180	$32,065	$72
With a related allowance recorded:
Commercial:
Commercial and industrial	$3,692	$—	$35	$—
Owner occupied commercial real estate	2,456	5	730	8
Agriculture	896	1	176	1
Energy	—	—	6,436	—
Total commercial	7,044	6	7,377	9
Commercial real estate non-owner occupied:
Construction	190	—	—	—
Acquisition/development	—	—	—	—
Multifamily	30	—	34	—
Non-owner occupied	209	2	265	3
Total commercial real estate	429	2	299	3
Residential real estate:
Senior lien	6,334	20	4,508	25
Junior lien	1,409	12	1,696	16
Total residential real estate	7,743	32	6,204	41
Consumer	206	—	209	—
Total impaired loans with a related allowance recorded	$15,422	$40	$14,089	$53
Total impaired loans	$32,517	$220	$46,154	$125

	For the nine months ended
	September 30, 2017		September 30, 2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$5,802	$113	$10,511	$177
Owner occupied commercial real estate	2,116	60	1,539	70
Agriculture	1,470	—	1,845	—
Energy	9,035	116	20,327	—
Total Commercial	18,423	289	34,222	247
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	886	17	376	16
Total commercial real estate	886	17	376	16
Residential real estate:
Senior lien	585	—	1,578	16
Junior lien	—	—	54	1
Total residential real estate	585	—	1,632	17
Consumer	—	—	5	—
Total impaired loans with no related allowance recorded	$19,894	$306	$36,235	$280
With a related allowance recorded:
Commercial:
Commercial and industrial	$4,363	$—	$44	$—
Owner occupied commercial real estate	2,479	15	761	15
Agriculture	907	4	178	4
Energy	—	—	6,377	—
Total Commercial	7,749	19	7,360	19
Commercial real estate non-owner occupied:
Construction	190	—	—	—
Acquisition/development	—	—	—	—
Multifamily	31	1	35	1
Non-owner occupied	216	7	272	11
Total commercial real estate	437	8	307	12
Residential real estate:
Senior lien	6,494	60	4,620	70
Junior lien	1,444	36	1,733	47
Total residential real estate	7,938	96	6,353	117
Consumer	218	—	212	—
Total impaired loans with a related allowance recorded	$16,342	$123	$14,232	$148
Total impaired loans	$36,236	$429	$50,467	$428

Interest income recognized on impaired loans noted in the table above primarily represents interest earned on accruing troubled debt restructurings. Interest income recognized on impaired loans during the three months ended September 30, 2017 and 2016 was $0.2 million and $0.1 million, respectively. Interest income recognized on impaired loans during the nine months ended September 30, 2017 and 2016 was $0.4 million and $0.4 million, respectively.

Troubled debt restructurings

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR.

Non-accruing TDRs at September 30, 2017 and December 31, 2016 totaled $9.6 million and $16.7 million, respectively.

During the nine months ended September 30, 2017, the Company restructured eight loans with a recorded investment of $4.0 million at September 30, 2017. Substantially all of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The table below provides additional information related to accruing TDRs at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$5,680	$6,026	$6,003	$1,813
Commercial real estate non-owner occupied	470	499	522	—
Residential real estate	1,468	1,510	1,480	2
Consumer	2	4	2	—
Total	$7,620	$8,039	$8,007	$1,815

	December 31, 2016
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$3,302	$3,440	$3,464	$100
Commercial real estate non-owner occupied	538	572	590	—
Residential real estate	1,920	1,996	1,969	2
Consumer	7	9	7	—
Total	$5,767	$6,017	$6,030	$102

The following table summarizes the Company’s carrying value of non-accrual TDRs as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Commercial	$8,143	$15,265
Commercial real estate non-owner occupied	—	—
Residential real estate	1,284	1,301
Consumer	173	142
Total non-accruing TDRs	$9,600	$16,708

At September 30, 2017 and December 31, 2016, the Company had $7.6 million and $5.8 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment. Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had one TDR that was modified within the past twelve months and had defaulted on its restructured terms during the three months ended September 30, 2017, and four TDRs that were modified within the past twelve months and had defaulted on their restructured terms during the nine months ended September 30, 2017. The defaulted TDRs consisted of one energy loan totaling $6.7 million, two commercial and industrial loans totaling $0.7 million and one small residential loan. Non-accruing TDRs decreased $7.1 million from December 31, 2016 due to charge-offs within the commercial loan segment. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings.

During the three and nine months ended September 30, 2016, the Company had three and five TDRs that had been modified within the past 12 months that defaulted on their restructured terms, respectively. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest.

Loans accounted for under ASC 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically re-measured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the nine months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Accretable yield beginning balance	$60,476	$84,194
Reclassification from non-accretable difference	9,697	10,611
Reclassification to non-accretable difference	(907)	(4,479)
Accretion	(17,718)	(26,653)
Accretable yield ending balance	$51,548	$63,673

Below is the composition of the net book value for loans accounted for under ASC 310-30 at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Contractual cash flows	$499,652	$537,611
Non-accretable difference	(322,508)	(331,283)
Accretable yield	(51,548)	(60,476)
Loans accounted for under ASC 310-30	$125,596	$145,852

Note 5 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses (“ALL”) and recorded investment in loans as of and for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$24,656	$5,934	$4,067	$302	$34,959
Non 310-30 beginning balance	24,656	5,800	4,067	294	34,817
Charge-offs	(8,618)	—	(16)	(209)	(8,843)
Recoveries	11	—	14	26	51
Provision	4,063	(280)	77	162	4,022
Non 310-30 ending balance	20,112	5,520	4,142	273	30,047
ASC 310-30 beginning balance	—	134	—	8	142
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
(Recoupment) provision	—	(134)	—	(8)	(142)
ASC 310-30 ending balance	—	—	—	—	—
Ending balance	$20,112	$5,520	$4,142	$273	$30,047

	Three months ended September 30, 2016
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$29,982	$5,368	$4,504	$252	$40,106
Non 310-30 beginning balance	29,980	5,157	4,504	234	39,875
Charge-offs	(17,204)	—	(166)	(170)	(17,540)
Recoveries	19	8	84	57	168
Provision	5,112	178	(177)	162	5,275
Non 310-30 ending balance	17,907	5,343	4,245	283	27,778
ASC 310-30 beginning balance	2	211	—	18	231
Charge-offs	—	—	—	(6)	(6)
Recoveries	—	—	—	—	—
Provision (recoupment)	27	3	—	(12)	18
ASC 310-30 ending balance	29	214	—	—	243
Ending balance	$17,936	$5,557	$4,245	$283	$28,021

	Nine months ended September 30, 2017
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$18,821	$5,642	$4,387	$324	$29,174
Non 310-30 beginning balance	18,821	5,422	4,387	319	28,949
Charge-offs	(8,638)	—	(26)	(510)	(9,174)
Recoveries	52	20	127	148	347
Provision	9,877	78	(346)	316	9,925
Non 310-30 ending balance	20,112	5,520	4,142	273	30,047
ASC 310-30 beginning balance	—	220	—	5	225
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Recoupment	—	(220)	—	(5)	(225)
ASC 310-30 ending balance	—	—	—	—	—
Ending balance	$20,112	$5,520	$4,142	$273	$30,047
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$914	$2	$195	$1	$1,112
Non 310-30 loans collectively evaluated for impairment	19,198	5,518	3,947	272	28,935
ASC 310-30 loans	—	—	—	—	—
Total ending allowance balance	$20,112	$5,520	$4,142	$273	$30,047
Loans:
Non 310-30 individually evaluated for impairment	$18,714	$1,291	$8,252	$202	$28,459
Non 310-30 collectively evaluated for impairment	1,757,294	480,565	702,702	25,927	2,966,488
ASC 310-30 loans	31,875	79,798	13,420	503	125,596
Total loans	$1,807,883	$561,654	$724,374	$26,632	$3,120,543

	Nine months ended September 30, 2016
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$17,261	$4,166	$5,281	$411	$27,119
Non 310-30 beginning balance	16,473	3,939	5,245	385	26,042
Charge-offs	(20,684)	(276)	(363)	(558)	(21,881)
Recoveries	43	73	106	242	464
Provision	22,075	1,607	(743)	214	23,153
Non 310-30 ending balance	17,907	5,343	4,245	283	27,778
ASC 310-30 beginning balance	788	227	36	26	1,077
Charge-offs	—	(41)	—	(6)	(47)
Recoveries	—	—	—	—	—
(Recoupment) provision	(759)	28	(36)	(20)	(787)
ASC 310-30 ending balance	29	214	—	—	243
Ending balance	$17,936	$5,557	$4,245	$283	$28,021
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$1,462	$1	$34	$2	$1,499
Non 310-30 loans collectively evaluated for impairment	16,445	5,342	4,211	281	26,279
ASC 310-30 loans	29	214	—	—	243
Total ending allowance balance	$17,936	$5,557	$4,245	$283	$28,021
Loans:
Non 310-30 individually evaluated for impairment	$26,743	$654	$6,995	$210	$34,602
Non 310-30 collectively evaluated for impairment	1,450,524	452,594	699,796	27,376	2,630,290
ASC 310-30 loans	43,339	95,487	17,654	1,183	157,663
Total loans	$1,520,606	$548,735	$724,445	$28,769	$2,822,555

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

Net charge-offs on non 310-30 loans during the three and nine months ended September 30, 2017 were $8.8 million and $8.8 million, respectively. Management's evaluation of credit quality resulted in a provision for loan losses on the non 310-30 loans of $4.0 million and $9.9 million during the three and nine months ended September 30, 2017, respectively. Provision for the three months ended September 30, 2017 included $2.9 million related to one non-accrual energy loan and general reserves on net loan growth. Provision for the nine months ended September 30, 2017 included $6.3 million of specific reserves on two previously identified energy loans and one previously identified commercial and industrial loan. The remaining provision for the nine months ended September 30, 2017 was for general reserves on net loan growth.

During the nine months ended September 30, 2017, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement resulted in a net recoupment of $142 thousand and $225 thousand for the three and nine months ended September 30, 2017, respectively. The net recoupment was primarily due to a recoupment of $134 thousand in the non-owner occupied commercial real estate segment during the three months ended September 30, 2017, and primarily due to a recoupment of $220 thousand in the non-owner occupied commercial real estate segment for the nine months ended September 30, 2017.

Net charge-offs on non 310-30 loans during the three and nine months ended September 30, 2016 were $17.4 million and $21.4 million, respectively. Management’s evaluation resulted in a provision for loan losses on the non 310-30 loans of $5.3 million and

$23.2 million during the three and nine months ended September 30, 2016, respectively. The provision was driven by loan growth and $3.9 million and $19.0 million of provision against the energy portfolio for the three and nine months ended September 30, 2016, respectively.

During the nine months ended September 30, 2016, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement resulted in a net provision of $18 thousand and a net recoupment of $787 thousand for the three and nine months ended September 30, 2016, respectively, which was comprised primarily of a provision of $27 thousand in the commercial segment, offset by recoupments of $12 thousand in the consumer segment for the three months ended September 30, 2016, and comprised primarily of a recoupment of $759 thousand in the commercial segment for the nine months ended September 30, 2016.

Note 6 Other Real Estate Owned

The table below details the OREO activity during the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30,
	2017	2016
Beginning balance	$15,662	$20,814
Transfers from loan portfolio, at fair value	760	4,755
Impairments	(766)	(262)
Sales, net	(3,326)	(4,107)
Ending balance	$12,330	$21,200

The Company did not have any minority interest in participated other real estate owned at September 30, 2017. At December 31, 2016, OREO balances excluded $1.6 million of the Company’s minority interests in OREO, which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests. Included in Sales, net are net gains of $2.3 million and $4.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 7 Borrowings

As of September 30, 2017 and December 31, 2016, the Company sold securities under agreements to repurchase totaling $92.8 million and $92.0 million, respectively, and none were for periods longer than one day. The Company pledged mortgage-backed securities with a fair value of approximately $126.5 million and $99.1 million as of September 30, 2017 and December 31, 2016, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of September 30, 2017 and December 31, 2016, the Company had $33.7 million and $7.0 million of excess collateral pledged for repurchase agreements, respectively. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts presented in the consolidated financial statements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $787.4 million at September 30, 2017. At September 30, 2017 and December 31, 2016, the Bank had $129.1 million and $25.0 million in term advances from the FHLB, respectively. The term advances have fixed interest rates of 1.31% - 2.33%, with maturity dates of 2018 - 2020. The Bank had investment securities pledged as collateral for FHLB advances in the amount of $27.6 million at September 30, 2017 and $28.8 million at December 31, 2016. Interest expense related to FHLB advances totaled $0.6 million and $1.3 million for the three and nine months ended September 30, 2017, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively.

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

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at September 30, 2017, the Company and the Bank met all capital requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

At September 30, 2017 and December 31, 2016, the Bank met the requirements to be considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain capital ratios as set forth in the table below. The following table sets forth the capital ratios of the Company and the Bank at September 30, 2017 and December 31, 2016.

	September 30, 2017
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.4%	$482,758	N/A	N/A	4.0%	$185,124
NBH Bank	8.5%	390,995	5.0%	$230,646	4.0%	184,517
Common equity tier 1 risk-based capital:
Consolidated	13.5%	$482,758	N/A	N/A	4.5%	$208,265
NBH Bank	11.0%	390,995	6.5%	$299,840	4.5%	207,582
Tier 1 risk-based capital ratio:
Consolidated	13.5%	$482,758	N/A	N/A	6.0%	$214,123
NBH Bank	11.0%	390,995	8.0%	$284,224	6.0%	213,168
Total risk-based capital ratio:
Consolidated	14.4%	$513,130	N/A	N/A	8.0%	$285,498
NBH Bank	11.9%	421,368	10.0%	$355,280	8.0%	284,224

	December 31, 2016
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.4%	$470,259	N/A	N/A	4.0%	$181,019
NBH Bank	8.6%	389,189	4.5%	$202,903	4.0%	180,358
Common equity tier 1 risk-based capital:
Consolidated	14.2%	$470,259	N/A	N/A	4.5%	$203,647
NBH Bank	11.8%	389,189	6.5%	$293,082	4.5%	202,903
Tier 1 risk-based capital ratio:
Consolidated	14.2%	$470,259	N/A	N/A	6.0%	$199,467
NBH Bank	11.8%	389,189	8.0%	$264,596	6.0%	198,447
Total risk-based capital ratio:
Consolidated	15.0%	$499,759	N/A	N/A	8.0%	$265,955
NBH Bank	12.7%	418,689	10.0%	$330,745	8.0%	264,596

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

Stock options

The Company issued stock options during the nine months ended September 30, 2017 and 2016, which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding unvested option awards vest on a graded basis over 1-3 years of continuous service and have 7-10 year contractual terms.

The following table summarizes stock option activity for the nine months ended September 30, 2017:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2016	2,185,922	$19.81	4.85	$7,753
Granted	100,401	33.98
Exercised	(598,728)	19.90
Forfeited	(26,455)	22.11
Outstanding at September 30, 2017	1,661,140	$20.62	4.25	$25,042
Options exercisable at September 30, 2017	1,425,900	$19.82	3.52	$22,829
Options vested and expected to vest	1,644,451	$20.55	4.21	$24,905

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.5 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.2 years.

Restricted stock awards

The Company issued time based restricted stock awards during the nine months ended September 30, 2017 and 2016. The restricted stock awards vest over a range of a 1 - 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

No market-based stock awards were granted during the nine months ended September 30, 2017. During nine months ended September 30, 2016, the Company granted market-based awards of 26,594 shares in accordance with the 2014 Plan. These shares have a five-year performance period. The restricted stock shares vest upon the later of the Company’s stock price achieving an established price goal during the performance period, and the third anniversary of the date of grant. The fair value of these awards was determined using a Monte Carlo Simulation at grant date. The grant date fair value of these awards was $11.28. As of September 30, 2017, the market-based performance condition had been met for these awards and the total unrecognized compensation cost related to non-vested awards totaled $0.2 million, and is expected to be recognized over a weighted average period of approximately 1.7 years.

Performance stock units

During the nine months ended September 30, 2017 and 2016, the Company granted 49,758 and 91,342 performance stock units in accordance with the 2014 Plan, respectively. These performance stock units granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit for awards granted during the nine months ended September 30, 2017 of the EPS target portion and the TSR target portion was $34.04 and $32.06, respectively.

The following table summarizes restricted stock and performance stock activity during the nine months ended September 30, 2017:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	shares	date fair value	stock units	date fair value
Unvested at December 31, 2016	499,271	$15.82	85,295	$18.22
Granted	66,471	33.43	49,758	33.22
Vested	(300,448)	15.31	—	—
Forfeited	(18,817)	17.53	(9,278)	21.46
Unvested at September 30, 2017	246,477	$20.41	125,775	$23.91

As of September 30, 2017, the total unrecognized compensation cost related to non-vested restricted stock awards and units totaled $3.6 million, and is expected to be recognized over a weighted average period of approximately 2.0 years. Expense related to non-vested restricted awards and units totaled $0.8 million and $0.7 million during the three months ended September 30, 2017 and 2016, respectively, and $2.3 million and $2.2 million during the nine months ended September 30, 2017 and 2016, respectively, and is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering period is the six-month period commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 355,159 were available for issuance.

Under the ESPP, employees purchased 11,178 shares during the nine months ended September 30, 2017.

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

Note 11 Common Stock

The Company had 26,802,964 and 26,386,583 shares of Class A common stock outstanding at September 30, 2017 and December 31, 2016, respectively. Additionally, the Company had 246,477 and 499,271 shares outstanding at September 30, 2017 and December 31, 2016, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On August 5, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. The remaining authorization under this program as of September 30, 2017 was $12.6 million.

Note 12 Income Per Share

The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 9.

The Company had 26,802,964 and 26,282,224 shares of Class A common stock outstanding as of September 30, 2017 and 2016, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted income per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2017 and 2016.

The following table illustrates the computation of basic and diluted income per share for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$7,231	$8,314	$24,698	$13,069
Less: income allocated to participating securities	(14)	(12)	(43)	(37)
Income allocated to common shareholders	$7,217	$8,302	$24,655	$13,032
Weighted average shares outstanding for basic income per common share	26,947,821	27,654,827	26,902,128	28,991,094
Dilutive effect of equity awards	680,913	173,747	723,304	92,885
Dilutive effect of warrants	—	70,182	11,243	27,343
Weighted average shares outstanding for diluted income per common share	27,628,734	27,898,756	27,636,675	29,111,322
Basic income per share	$0.27	$0.30	$0.92	$0.45
Diluted income per share	$0.26	$0.30	$0.89	$0.45

The Company had 1,661,140 and 2,669,859 outstanding stock options to purchase common stock at weighted average exercise prices of $20.62 and $19.82 per share at September 30, 2017 and 2016, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, 250,750 warrants were exercised in a non-cash transaction during the first quarter of 2017, representing the remaining outstanding warrants to purchase shares of the Company’s common stock. The warrants had an exercise price of $20.00, which were in-the-money for purposes of the dilution calculations during the nine months ended September 30, 2017, and during the three and nine months ended September 30, 2016. The Company had 372,252 and 912,783 unvested restricted shares and units issued as of September 30, 2017 and 2016, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 13 Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2017 was 19.3% and 9.8%, respectively, compared to 16.9% and 18.0% for the three and nine months ended September 30, 2016, calculated based on a full year forecast method. The tax expense recorded for the three and nine months ended September 30, 2017 was lowered by a $0.1 million and $3.4 million discrete tax benefit from stock compensation activity during the respective periods. Without the discrete benefits, the three and nine months ended September 30, 2017 effective tax rate was 19.9% and 22.3%, respectively, and were comparable to the prior periods. The quarterly tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. See management’s discussion and analysis for further information.

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

Fair values of derivative instrument on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2017 and December 31, 2016.

Information about the valuation methods used to measure fair value is provided in note 16.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	location	2017	2016	location	2017	2016
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$8,165	$9,528	Other liabilities	$2,251	$1,381
Total derivatives designated as hedging instruments		$8,165	$9,528		$2,251	$1,381

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$3,014	$1,900	Other liabilities	$3,167	$1,898
Interest rate lock commitments	Other assets	180	149	Other liabilities	2	6
Forward contracts	Other assets	53	138	Other liabilities	7	20
Total derivatives not designated as hedging instruments		$3,247	$2,187		$3,176	$2,085

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2017, the Company had 56 interest rate swaps with a notional amount of $398.1 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. As of December 31, 2016, the Company had 42 interest rate swaps with a notional amount of $313.0 million that were designated as fair value hedges.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2017, the Company recognized a net loss of $0.4 million and $0.8 million, respectively, in non-interest income related to hedge ineffectiveness. During the three and nine months ended September 30 2016, the Company recognized a net loss of $48 thousand and $1.2 million, respectively, in non-interest income related to hedge ineffectiveness.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2017, the Company had 45 matched interest rate swap transactions with an aggregate notional amount of $194.7 million related to this program. As of December 31, 2016, the Company had 36 matched interest rate swap transactions with an aggregate notional amount of $132.6 million related to this program.

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

The Company had 81 interest rate lock commitments with a notional value of $14.0 million and 13 forward contracts with a notional value of $18.1 million at September 30, 2017. At December 31, 2016, the Company had 78 interest rate lock commitments, with a notional value of $13.8 million, and eleven forward contracts with a notional value of $11.8 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
hedging relationships	derivatives	2017	2016	2017	2016
Interest rate products	Other non-interest income	$(128)	$1,674	$(2,233)	$(15,740)
Total		$(128)	$1,674	$(2,233)	$(15,740)

	Location of gain (loss)	Amount of gain (loss) recognized in income on hedged items
	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
Hedged items	hedged items	2017	2016	2017	2016
Interest rate products	Other non-interest income	$(283)	$(1,722)	$1,437	$14,576
Total		$(283)	$(1,722)	$1,437	$14,576

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
as hedging instruments	derivatives	2017	2016	2017	2016
Interest rate products	Other non-interest expense	$(75)	$(23)	$(155)	$(206)
Interest rate lock commitments	Gain on sale of mortgages, net	35	133	36	465
Forward contracts	Gain on sale of mortgages, net	57	60	(73)	(119)
Total		$17	$170	$(192)	$140

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

As of September 30, 2017 and December 31, 2016, the termination value of derivatives in a net liability position related to these agreements was $1.4 million and $1.3 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of September 30, 2017 and December 31, 2016, the Company had posted $2.3 million and $0.8 million, respectively, in eligible collateral. If the Company had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

Note 15 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At September 30, 2017 and December 31, 2016, the Company had loan commitments totaling $652.7 million and $602.2 million, respectively, and standby letters of credit that totaled $9.5 million and $13.5 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Commitments to fund loans	$168,632	$149,391
Unfunded commitments under lines of credit	484,037	452,851
Commercial and standby letters of credit	9,516	13,532
Total unfunded commitments	$662,185	$615,774

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the nine months ended September 30, 2017 and 2016, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At September 30, 2017 and December 31, 2016, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$181,389	$—	$181,389
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	628,479	—	628,479
Municipal securities	—	1,499	—	1,499
Interest rate swap derivatives	—	11,179	—	11,179
Mortgage banking derivatives	—	—	233	233
Total assets at fair value	$—	$822,546	$233	$822,779
Liabilities:
Interest rate swap derivatives	$—	$5,418	$—	$5,418
Mortgage banking derivatives	—	—	9	9
Total liabilities at fair value	$—	$5,418	$9	$5,427

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$227,160	$—	$227,160
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	652,739	—	652,739
Municipal securities	—	3,648	—	3,648
Interest rate swap derivatives	—	11,428	—	11,428
Mortgage banking derivatives	—	—	287	287
Total assets at fair value	$—	$894,975	$287	$895,262
Liabilities:
Interest rate swap derivatives	$—	$3,279	$—	$3,279
Mortgage banking derivatives	—	—	26	26
Total liabilities at fair value	$—	$3,279	$26	$3,305

The table below details the changes in level 3 financial instruments during the nine months ended September 30, 2017:

Mortgage banking
derivatives, net
Balance at December 31, 2016	$261
Loss included in earnings, net	(37)
Balance at September 30, 2017	$224

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At September 30, 2017, the Company measured seven loans not accounted for under ASC 310-30 at fair value on a non-recurring basis, with a carrying balance of $8.3 million and a specific reserve balance of $1.1 million. At September 30, 2016, the Company measured one loan with a carrying balance of $6.4 million and a specific reserve balance of $1.5 million.

The Company may be required to record fair value adjustments on loans held-for-sale on a non-recurring basis. The non-recurring fair value adjustments could involve lower of cost or fair value accounting and may include write-downs.

OREO is recorded at the lower of the cost basis or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $0.8 million and $0.3 million of OREO impairments in its consolidated statements of operations during the nine months ended September 30, 2017 and 2016, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the nine months ended September 30, 2017 and 2016:

	September 30, 2017
	Total	Losses from fair value changes
Other real estate owned	$12,330	$766
Impaired loans	28,459	9,171

	September 30, 2016
	Total	Losses from fair value changes
Other real estate owned	$21,200	$262
Impaired loans	35,411	17,546

The Company did not record any liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2017.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments classified as level 3 of the fair value hierarchy as of September 30, 2017. The table below excludes non-recurring fair value measurements of collateral value used for impairment measures for OREO, as described above, and other available-for-sale and municipal securities valued at par.

	Fair value at
	September 30, 2017	Valuation technique	Unobservable input	Qualitative measures
Impaired loans	28,459	Appraised value	Appraised values
			Discount rate	0% - 25%

Note 17 Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The fair value of financial instruments at September 30, 2017 and December 31, 2016, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair value	September 30, 2017		December 31, 2016
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$241,160	$241,160	$152,736	$152,736
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	181,389	181,389	227,160	227,160
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	628,479	628,479	652,739	652,739
Municipal securities	Level 2	1,499	1,499	3,648	3,648
Municipal securities	Level 3	265	265	265	265
Other available-for-sale securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	217,431	218,786	263,411	264,862
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	57,939	56,822	69,094	67,711
Non-marketable securities	Level 2	15,537	15,537	14,949	14,949
Loans receivable	Level 3	3,120,543	3,117,549	2,860,921	2,879,860
Loans held-for-sale	Level 2	12,212	12,212	24,187	24,187
Accrued interest receivable	Level 2	16,042	16,042	12,562	12,562
Interest rate swap derivatives	Level 2	11,179	11,179	11,428	11,428
Mortgage banking derivatives	Level 3	233	233	287	287
LIABILITIES
Deposit transaction accounts	Level 2	2,813,175	2,813,175	2,696,603	2,696,603
Time deposits	Level 2	1,133,167	1,133,167	1,172,046	1,172,046
Securities sold under agreements to repurchase	Level 2	92,814	92,814	92,011	92,011
Federal Home Loan Bank advances	Level 2	129,115	130,300	38,665	39,324
Accrued interest payable	Level 2	6,676	6,676	4,973	4,973
Interest rate swap derivatives	Level 2	5,418	5,418	3,279	3,279
Mortgage banking derivatives	Level 3	9	9	187	187

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

Accrued interest receivable

Accrued interest receivable is of a short-term nature and the estimated fair value is equal to the carrying value.

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

Accrued interest payable

Accrued interest payable is of a short-term nature and the estimated fair value is equal to the carrying value.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2017, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2016, 2015, and 2014. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

On December 31, 2015, our bank subsidiary converted to a Colorado state-chartered bank and changed its name from NBH Bank, N.A. to NBH Bank. All references to NBH Bank should be considered synonymous with references to NBH Bank, N.A. prior to the conversion and name change.

All amounts are in thousands, except share data, or as otherwise noted.

Overview

Our focus is on building strong banking relationships with small to medium-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We believe that our established presence in core markets that are outperforming national averages positions us well for growth opportunities. As of September 30, 2017, we had $4.8 billion in assets, $3.1 billion in loans, $3.9 billion in deposits and $0.6 billion in equity.

Operating Highlights and Key Challenges

Our operations resulted in the following highlights as of and for the nine months ended September 30, 2017 (except as noted):

Strategic execution

•

Net income was $24.7 million, or $0.89 per diluted share, compared to net income of $13.1 million, or $0.45 per diluted share, for the same period in the prior year. The return on average tangible assets was 0.79% compared to 0.45% for the same period in the prior year. The return on average tangible common equity was 7.41% compared to 3.88% for the same period in the prior year.

•	Grew originated loan outstandings to $2.9 billion, an increase of $313.4 million, or 16.3% annualized, since December 31, 2016.
•

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans and all concentration levels remain well below our self-imposed limits.

•

Continued to build and deepen relationships with our clients resulting in strong deposit growth, particularly average demand deposit which grew 6.8%, annualized, adjusting for banking center divestitures, since December 31, 2016.

•	Completed divestiture of four banking centers during the second quarter of 2017, resulting in a gain of $2.9 million included in other non-interest income.
•

Announced the acquisition of Peoples, Inc. during the second quarter of 2017, which is expected to add $865 million in assets, $483 million of loans held for investment and $719 million of deposits as of March 31, 2017, as well as a complementary franchise-centric retail mortgage business, which originates over $1.0 billion of mortgage loans per year.

Loan portfolio

•

Total loans ended the quarter at $3.1 billion and increased $259.6 million, or 12.1% annualized, since December 31, 2016, driven by new loan originations of $647.5 million. Total loans at September 30, 2017 increased $297.9 million, or 10.6% since September 30, 2016, on the strength of $922.5 million in loan originations.

•	Non 310-30 loans increased $279.9 million, or 13.8% annualized, led by total commercial loans increasing 22.4% annualized, since December 31, 2016.

•	Successfully exited $20.3 million, or 18.6% annualized, of the remaining acquired 310-30 loan portfolio, since December 31, 2016.

Non 310-30 credit quality

•

Credit quality improved, as 90 days past due and non-accruing loans were 0.64% of total loans at September 30, 2017 compared to 1.13% at December 31, 2016. Non-performing assets to total loans and OREO totaled 1.01% at September 30, 2017 compared to 1.61% at December 31, 2016.

•	Annualized net charge-offs on non 310-30 loans totaled 0.41%, or 0.13% excluding the energy portfolio, compared to 1.16% in the first nine months of 2016, or 0.13% excluding the energy portfolio.
•

Provision for loan losses totaled $9.9 million compared to $23.2 million in the same period in the prior year, a decrease of $13.3 million driven entirely by a reduction in the provision for energy loans.

Client deposit funded balance sheet

•	Total deposits averaged $3.9 billion and increased $79.3 million, or 2.8%, annualized, since December 31, 2016, adjusting for the banking center divestitures in the second quarter of 2017.
•	Demand deposits averaged $847.2 million and grew $41.2 million, or 6.8%, annualized, since December 31, 2016, adjusting for the banking center divestitures in the second quarter of 2017.
•	Time deposits averaged $1.1 billion, increasing $6.3 million, since December 31, 2016, on an adjusted basis.
•	The mix of transaction deposits to total deposits improved to 71.3% from 69.7% at December 31, 2016.
•	Cost of deposits totaled 0.41%, increasing from 0.36% in the same period in the prior year, due to higher cost of savings, money market and time deposits.
•	Client repurchase agreements averaged $85.1 million, decreasing $27.5 million compared to the same period in the prior year, due to temporary client funds from one client in the prior year.

Revenues

•

Year-over-year revenue grew $12.5 million, or 10.5%, adjusting for the $2.9 million gain on banking center divestitures during the second quarter of 2017 and $1.8 million gain on sale of a building in the prior year.

•	Fully taxable equivalent (FTE) net interest income totaled $113.7 million and increased $0.8 million, benefitting from the shift of earning assets into the originated loan portfolio.
•	The FTE net interest margin widened 0.02% to 3.53% from September 30, 2016.
•	Non-interest income totaled $30.2 million, increasing $0.2 million from the same period in the prior year.
•

Service charges and bank card fees increased a combined $0.6 million, or 2.9% from the same period in the prior year, due to higher treasury management fees and higher interchange activity. Gain on sale of mortgages decreased $0.5 million due to lower volumes.

Expenses

•

Non-interest expense totaled $102.7 million, representing an increase of $1.1 million from the same period in the prior year, due to lower gain on sale of OREO of $1.9 million as well as $0.7 million of acquisition-related costs.

•

Income tax expense totaled $2.7 million, including a benefit of $3.4 million due to tax benefits from stock compensation activity. Without this $3.4 million benefit, tax expense would have been $6.1 million, with an effective tax rate of 22.3%.

Strong capital position

•

Capital ratios are strong as our capital position remains well in excess of federal bank regulatory thresholds. As of September 30, 2017, our consolidated tier 1 leverage ratio was 10.4% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 13.5%.

•	At September 30, 2017, common book value per share was $20.53, while tangible common book value per share was $18.59.
•	Since early 2013, we have repurchased 26.6 million shares, or 50.9% of then outstanding shares, at an attractive weighted average price of $20.03 per share.

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

General economic conditions continued to improve in the third quarter of 2017. Residential real estate values have largely recovered from their lows and commercial real estate property fundamentals continued to improve in our markets and nationally across all property types and classes. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

Oil and gas prices began a steep decline in November 2014 and have remained volatile through the third quarter of 2017. While there have been job losses related to the energy sector, employment rates and job creation have trended favorably as other industry sectors have offset declines in energy. Nevertheless, the direct impact on the energy sector has been profound and we have experienced credit deterioration and credit losses in our energy loan portfolio. Energy loans comprised 2.6% of our total loans at September 30, 2017 and prolonged or further pricing pressure on oil and gas could lead to additional credit stress in our energy portfolio.

The agriculture industry is in the third year of depressed commodity prices. Our agriculture portfolio is only 4.2% of total loans and is well-diversified across crop and livestock types. We have maintained prudent client selectivity, leading to agriculture clients possessing low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our originated loan portfolio at September 30, 2017 totaled $2.9 billion, representing an increase of $313.4 million, or 16.3% annualized compared to December 31, 2016, due to $647.5 million in loan originations, partially offset by loan paydowns and payoffs during the nine months ended September 30, 2017. Our acquired loans have produced higher yields than our originated loans, due to accretion of fair value adjustments. During the nine months ended September 30, 2017, our weighted average rate on loan originations at the time of origination was 4.10% (fully taxable equivalent), compared to the nine months ended September 30, 2017 weighted average yield of our total loan portfolio of 4.74% (fully taxable equivalent). Downward pressure on the yields of our total loan portfolio will continue to the extent that our originated loan portfolio does not provide sufficient yields to replace the high yields on the acquired loan portfolio as they pay down or pay off. Fully taxable equivalent net interest income reached an inflection point in the second quarter of 2017 and continued during the third quarter of 2017 as the yields and volumes of originated loans outpaced the decrease in higher yielding acquired loan balances. The inflection point was driven by both the strong new loan originations as well as the short-term market rate increases in 2017. Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans.

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

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2017	2016	2016	2017	2016
Key Ratios(1)
Return on average assets	0.61%	0.87%	0.72%	0.71%	0.37%
Return on average tangible assets(2)	0.69%	0.95%	0.80%	0.79%	0.45%
Return on average tangible assets before provision for loan losses and taxes FTE(2)	1.35%	1.21%	1.55%	1.32%	1.32%
Return on average equity	5.21%	7.31%	5.76%	6.06%	2.92%
Return on average tangible common equity(2)	6.43%	8.87%	7.07%	7.41%	3.88%
Interest earning assets to interest bearing liabilities (end of period)(3)	135.53%	133.44%	133.09%	135.53%	133.09%
Loans to deposits ratio (end of period)	79.38%	74.58%	74.32%	79.38%	74.32%
Non-interest bearing deposits to total deposits (end of period)	23.08%	21.89%	22.00%	23.08%	22.00%
Net interest margin(4)	3.46%	3.37%	3.49%	3.40%	3.41%
Net interest margin FTE(2)(4)	3.60%	3.46%	3.59%	3.53%	3.51%
Interest rate spread(5)	3.45%	3.34%	3.46%	3.39%	3.39%
Yield on earning assets(3)	3.89%	3.73%	3.84%	3.81%	3.75%
Yield on earning assets FTE(2)(3)	4.03%	3.83%	3.93%	3.94%	3.85%
Cost of interest bearing liabilities(3)	0.58%	0.49%	0.47%	0.54%	0.46%
Cost of deposits	0.42%	0.38%	0.36%	0.41%	0.36%
Non-interest expense to average assets	2.93%	2.98%	2.89%	2.95%	2.90%
Efficiency ratio FTE(2)(6)	67.87%	70.62%	64.37%	68.48%	68.19%

Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.61%	1.07%	0.80%	0.61%	0.80%
Non-performing assets to total loans and OREO	1.01%	1.61%	1.54%	1.01%	1.54%
Allowance for loan losses to total loans	0.96%	1.02%	0.99%	0.96%	0.99%
Allowance for loan losses to non-performing loans	156.85%	94.98%	124.66%	156.85%	124.66%
Net charge-offs to average loans(1)	1.13%	0.02%	2.49%	0.39%	1.08%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation below.
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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows.

Tangible Common Book Value Ratios

	September 30,	December 31,	September 30,
	2017	2016	2016
Total shareholders’ equity	$550,244	$536,189	$549,772
Less: goodwill and intangible assets, net	(62,470)	(66,580)	(67,950)
Add: deferred tax liability related to goodwill	10,485	9,323	8,935
Tangible common equity (non-GAAP)	$498,259	$478,932	$490,757

Total assets	$4,768,972	$4,573,046	$4,606,413
Less: goodwill and intangible assets, net	(62,470)	(66,580)	(67,950)
Add: deferred tax liability related to goodwill	10,485	9,323	8,935
Tangible assets (non-GAAP)	$4,716,987	$4,515,789	$4,547,398

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.54%	11.72%	11.93%
Less: impact of goodwill and intangible assets, net	(0.98)%	(1.11)%	(1.14)%
Tangible common equity to tangible assets (non-GAAP)	10.56%	10.61%	10.79%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$498,259	$478,932	$490,757
Divided by: ending shares outstanding	26,802,964	26,386,583	26,282,224
Tangible common book value per share (non-GAAP)	$18.59	$18.15	$18.67

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$498,259	$478,932	$490,757
Less: accumulated other comprehensive income, net of tax	1,335	1,762	(8,547)
Tangible common book value, excluding accumulated other comprehensive income, net of tax (non-GAAP)	499,594	480,694	482,210
Divided by: ending shares outstanding	26,802,964	26,386,583	26,282,224
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$18.64	$18.22	$18.35

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2017	2016	2016	2017	2016
Net income	$7,231	$9,989	$8,314	$24,698	$13,069
Add: impact of core deposit intangible amortization expense, after tax	836	836	836	2,507	2,507
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$8,067	$10,825	$9,150	$27,205	$15,576

Income before income taxes FTE (non-GAAP)	$10,482	$11,098	$11,050	$31,542	$18,988
Add: impact of core deposit intangible amortization expense, before tax	1,370	1,370	1,370	4,110	4,110
Add: provision for loan losses	3,880	1,282	5,293	9,700	22,369
FTE income adjusted for impact of core deposit intangible amortization expense and provision (non-GAAP)	$15,732	$13,750	$17,713	$45,352	$45,467

Average assets	$4,690,283	$4,592,228	$4,600,769	$4,657,894	$4,672,007
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(52,665)	(57,932)	(59,685)	(54,024)	(61,051)
Average tangible assets (non-GAAP)	$4,637,618	$4,534,296	$4,541,084	$4,603,870	$4,610,956

Average shareholders' equity	$550,758	$543,421	$574,574	$544,662	$597,206
Less: average goodwill and intangible assets, net of deferred tax asset related to goodwill	(52,665)	(57,932)	(59,685)	(54,024)	(61,051)
Average tangible common equity (non-GAAP)	$498,093	$485,489	$514,889	$490,638	$536,155

Return on average assets	0.61%	0.87%	0.72%	0.71%	0.37%
Return on average tangible assets (non-GAAP)	0.69%	0.95%	0.80%	0.79%	0.45%
Return on average tangible assets before provision for loan losses and taxes FTE (non-GAAP)	1.35%	1.21%	1.55%	1.32%	1.32%
Return on average equity	5.21%	7.31%	5.76%	6.06%	2.92%
Return on average tangible common equity (non-GAAP)	6.43%	8.87%	7.07%	7.41%	3.88%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2017	2016	2016	2017	2016
Interest income	$42,579	$39,658	$40,764	$122,652	$120,790
Add: impact of taxable equivalent adjustment	1,518	1,028	1,041	4,176	3,053
Interest income FTE (non-GAAP)	$44,097	$40,686	$41,805	$126,828	$123,843

Net interest income	$37,898	$35,785	$37,064	$109,513	$109,855
Add: impact of taxable equivalent adjustment	1,518	1,028	1,041	4,176	3,053
Net interest income FTE (non-GAAP)	$39,416	$36,813	$38,105	$113,689	$112,908

Average earning assets	$4,344,374	$4,230,177	$4,227,732	$4,305,354	$4,301,320
Yield on earning assets	3.89%	3.73%	3.84%	3.81%	3.75%
Yield on earning assets FTE (non-GAAP)	4.03%	3.83%	3.93%	3.94%	3.85%
Net interest margin	3.46%	3.37%	3.49%	3.40%	3.41%
Net interest margin FTE (non-GAAP)	3.60%	3.46%	3.59%	3.53%	3.51%

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

Financial Condition

Total assets increased to $4.8 billion at September 30, 2017 from $4.6 billion at December 31, 2016. During the nine months ended September 30, 2017, the decrease from the investment securities portfolio and acquired 310-30 loans was used to fund new loan growth. Total loans were $3.1 billion at September 30, 2017, and grew $259.6 million, or 12.1% annualized, from December 31, 2016. Originated loan outstandings totaled $2.9 billion and increased $313.4 million, or 16.3% annualized, from December 31, 2016. The acquired 310-30 loan portfolio declined $20.3 million, or 13.9%, from December 31, 2016, as a result of the continued successful workout efforts that have been made on our existing acquired problem loans. OREO decreased $3.3 million as we continue to resolve legacy acquired problem assets. During the nine months ended September 30, 2017, lower cost demand, savings, and money market ("transaction") deposits were consistent with prior year, after completion of the four banking center divestitures during the second quarter of 2017, while time deposits decreased $38.9 million, or 3.3%, as we continued to focus on developing a long-term banking relationship with clients.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $0.8 billion at September 30, 2017 and $0.9 billion at December 31, 2016. During the nine months ended September 30, 2017, maturities and pay downs of available-for-sale securities totaled $171.3 million, and purchases of available-for-sale securities totaled $98.5 million. Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated:

	September 30, 2017				December 31, 2016
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$178,649	$181,389	22.3%	2.31%	$223,781	$227,160	25.8%	2.31%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	639,456	628,479	77.4%	1.79%	666,616	652,739	73.8%	1.71%
Municipal securities	1,646	1,764	0.2%	3.38%	3,921	3,914	0.4%	3.34%
Other securities	419	419	0.1%	0.00%	419	419	0.0%	0.00%
Total investment securities available-for-sale	$820,170	$812,051	100.0%	1.91%	$894,737	$884,232	100.0%	1.86%

As of September 30, 2017 and December 31, 2016, generally the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At September 30, 2017 and December 31, 2016, adjustable rate securities comprised 5.8% and 6.7%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.06% per annum and 1.97% per annum at September 30, 2017 and December 31, 2016, respectively.

The available-for-sale investment portfolio included $12.7 million and $16.5 million of gross unrealized losses and $4.6 million and $6.0 million of gross unrealized gains at September 30, 2017 and December 31, 2016, respectively. In addition to the U.S. Government agency or sponsored enterprise backings of our MBS portfolio, we believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

 Held-to-maturity

At September 30, 2017, we held $275.4 million of held-to-maturity investment securities, compared to $332.5 million at December 31, 2016, a decrease of $57.1 million, or 17.2%. During the nine months ended September 30, 2017, maturities and pay downs of held-to-maturity securities totaled $55.1 million, while there were no purchases of held-to-maturity securities. Held-to-maturity investment securities are summarized as follows as of the date indicated:

	September 30, 2017				December 31, 2016
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$217,431	$218,786	79.0%	3.23%	$263,411	$264,862	79.2%	3.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	57,939	56,822	21.0%	1.66%	69,094	67,711	20.8%	1.68%
Total investment securities held-to-maturity	$275,370	$275,608	100.0%	2.90%	$332,505	$332,573	100.0%	2.91%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $275.6 million and $332.6 million, at September 30, 2017 and December 31, 2016, respectively, and included $0.2 million and $0.1 million of net unrealized gains at September 30, 2017 and December 31, 2016, respectively.

Loans Overview

At September 30, 2017, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our five acquisitions to date.

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

The table below shows the loan portfolio composition and the breakout of the portfolio between ASC 310-30 loans and non 310-30 loans at the respective dates:

			September 30, 2017 vs
			December 31, 2016
	September 30, 2017	December 31, 2016	% Change
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,286,355	$1,074,696	19.7%
Owner occupied commercial real estate	276,155	221,544	24.7%
Agriculture	132,147	134,637	(1.8)%
Energy	81,351	90,273	(9.9)%
Total commercial	1,776,008	1,521,150	16.8%
Commercial real estate non-owner occupied	481,856	437,642	10.1%
Residential real estate	710,954	728,361	(2.4)%
Consumer	26,129	27,916	(6.4)%
Total loans excluded from ASC 310-30	2,994,947	2,715,069	10.3%
Loans accounted for under ASC 310-30:
Commercial	31,875	39,280	(18.9)%
Commercial real estate non-owner occupied	79,798	89,150	(10.5)%
Residential real estate	13,420	16,524	(18.8)%
Consumer	503	898	(44.0)%
Total loans accounted for under ASC 310-30	125,596	145,852	(13.9)%
Total loans	$3,120,543	$2,860,921	9.1%

Our loan portfolio totaled $3.1 billion at September 30, 2017, representing an increase of $259.6 million, or 12.1%, annualized, from December 31, 2016, driven by new loan originations of $647.5 million during the nine months ended September 30, 2017. Non 310-30 loans increased $279.9 million, or 13.8% annualized, led by total commercial loans increasing 22.4% annualized. Originated loans outstanding totaled $2.9 billion and increased $313.4 million, or 16.3%, annualized, from December 31, 2016. The acquired 310-30 loan portfolio declined $20.3 million, or 18.6% annualized, from December 31, 2016, as a result of the continued successful workout efforts that have been made on exiting acquired problem loans.

We have successfully generated new relationships with small to medium-sized businesses and consumers, experiencing particularly strong loan growth in our commercial and industrial portfolio, which at September 30, 2017, was comprised of diverse industry segments. These segments included public administration-related loans of $376.0 million, finance and insurance-related loans of $243.0 million, health care-related loans of $139.8 million, manufacturing-related loans of $106.6 million, and a variety of smaller subcategories of commercial and industrial loans.

At September 30, 2017, our non 310-30 commercial real estate non-owner occupied loans were only 99.8% of the Company’s risk based capital, or 15.4% of total loans, and no specific property type comprised more than 4.3% of total loans. The Company maintains very little exposure to retail properties, comprising 2.0% of total loans. Multi-family loans totaled $40.2 million, or 1.3% of total loans as of September 30, 2017. Agriculture loans were 27.4% of the Company’s risk based capital and 4.2% of total loans, and are well-diversified across crop and livestock types.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $922.5 million over the past twelve months. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income. The following table represents new loan originations for the last five quarters:

	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter
	2017	2017	2017	2016	2016
Commercial:
Commercial and industrial	$73,917	$159,340	$114,414	$109,670	$92,433
Owner occupied commercial real estate	32,787	6,899	16,988	18,606	19,091
Agriculture	3,335	16,696	(3,644)	18,480	9,589
Energy	(6,993)	9,120	(81)	4,433	(1,251)
Total commercial	103,046	192,055	127,677	151,189	119,862
Commercial real estate non-owner occupied	46,654	47,312	36,962	30,227	54,456
Residential real estate	28,471	26,979	29,616	89,968	102,703
Consumer	3,122	3,233	2,378	3,566	4,995
Total	$181,293	$269,579	$196,633	$274,950	$282,016

Included in originations are net fundings under revolving lines of credit of $(12,804), $68,305, $33,397, $18,670 and $26,959 as of the third quarter 2017, second quarter 2017, first quarter 2017, fourth quarter 2016 and third quarter 2016, respectively. The third quarter 2017 decrease in originations was primarily driven by the decrease in net fundings under revolving lines of credit resulting from cash flow needs of commercial clients, compared to prior periods. The tables below show the contractual maturities of our loans for the dates indicated:

	September 30, 2017
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$72,687	$530,497	$689,284	$1,292,468
Owner occupied commercial real estate	15,591	117,493	160,934	294,018
Agriculture	16,855	93,028	30,162	140,045
Energy	17,349	64,003	—	81,352
Total commercial	122,482	805,021	880,380	1,807,883
Commercial real estate non-owner occupied	127,778	305,890	127,986	561,654
Residential real estate	6,804	37,161	680,409	724,374
Consumer	6,485	15,509	4,638	26,632
Total loans	$263,549	$1,163,581	$1,693,413	$3,120,543

	December 31, 2016
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$68,485	$455,444	$559,421	$1,083,350
Owner occupied commercial real estate	18,887	92,739	131,434	243,060
Agriculture	22,146	92,269	29,332	143,747
Energy	18,840	71,433	—	90,273
Total commercial	128,358	711,885	720,187	1,560,430
Commercial real estate non-owner occupied	126,784	279,135	120,873	526,792
Residential real estate	9,554	35,506	699,825	744,885
Consumer	5,529	18,164	5,121	28,814
Total loans	$270,225	$1,044,690	$1,546,006	$2,860,921

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated:

	September 30, 2017
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$650,844	3.33%	$563,908	4.04%	$1,214,752	3.66%
Owner occupied commercial real estate	117,094	4.19%	147,711	4.15%	264,805	4.30%
Agriculture	41,040	4.70%	75,641	4.12%	116,681	4.32%
Energy	150	4.36%	63,853	4.15%	64,003	4.15%
Total commercial	809,128	3.56%	851,113	4.07%	1,660,241	3.83%
Commercial real estate non-owner occupied	152,171	4.40%	233,889	4.18%	386,060	4.27%
Residential real estate	379,787	3.40%	325,098	3.86%	704,885	3.61%
Consumer	16,670	4.72%	3,001	4.36%	19,671	4.66%
Total loans with > 1 year maturity	$1,357,756	3.63%	$1,413,101	4.04%	$2,770,857	3.84%

	December 31, 2016
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$544,464	3.25%	$464,713	3.80%	$1,009,177	3.50%
Owner occupied commercial real estate	114,513	4.13%	92,535	4.32%	207,048	4.41%
Agriculture	41,373	4.62%	72,140	3.68%	113,513	4.02%
Energy	7,174	0.93%	64,259	3.60%	71,433	3.05%
Total commercial	707,524	3.46%	693,647	3.84%	1,401,171	3.65%
Commercial real estate non-owner occupied	136,965	4.51%	221,527	3.65%	358,492	3.98%
Residential real estate	402,616	3.37%	316,784	3.73%	719,400	3.53%
Consumer	19,127	4.49%	3,395	4.06%	22,522	4.42%
Total loans with > 1 year maturity	$1,266,232	3.56%	$1,235,353	3.78%	$2,501,585	3.67%

(1)

Included in commercial fixed rate loans are loans totaling $398,143 and $313,000 that have been swapped to variable rates at current market pricing at September 30, 2017 and December 31, 2016, respectively. Included in the commercial segment are tax exempt loans totaling $576,670 and $384,641 with a weighted average rate of 3.14% and 3.01% at September 30, 2017 and December 31, 2016, respectively.

Accretable Yield

At September 30, 2017, the accretable yield balance was $51.5 million compared to $60.5 million at December 31, 2016. We re-measure the expected cash flows quarterly for all 26 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. This re-measurement resulted in a net $8.8 million and $6.1 million reclassification from non-accretable difference to accretable yield during the nine months ended September 30, 2017 and 2016, respectively.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	September 30, 2017	December 31, 2016
Remaining accretable yield on loans accounted for under ASC 310-30	$51,548	$60,476
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	1,983	3,236
Total remaining accretable yield and fair value mark	$53,531	$63,712

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

Non 310-30 special mention loans increased $19.3 million from December 31, 2016 due to upgrades from substandard and doubtful within the commercial and industrial and energy sectors and downgrades from pass within the agriculture and owner-occupied commercial real estate sectors. Non 310-30 substandard loans decreased $19.7 million from December 31, 2016 primarily due to paydowns, payoffs and upgrades to special mention within the commercial and industrial, owner-occupied commercial real estate and energy sectors. Non 310-30 doubtful loans decreased $4.3 million from December 31, 2016 due to energy loan charge-offs during the period.

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

Non-performing Assets

Non-performing assets consist of non-accrual loans, troubled debt restructurings on non-accrual, OREO and other repossessed assets.  Non-accrual loans and troubled debt restructurings on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and nine months ended September 30, 2017 was $0.4 million and $1.2 million, respectively, and $0.5 million and $1.5 million during the three and nine months ended September 30, 2016, respectively.

All loans accounted for under ASC 310-30 were classified as performing assets at September 30, 2017, as the carrying values of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loans accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented:

	September 30, 2017	December 31, 2016
Non-accrual loans:
Commercial:
Commercial and industrial	$534	$1,160
Owner occupied commercial real estate	2,780	2,054
Agriculture	815	297
Energy	—	6,517
Total commercial	4,129	10,028
Commercial real estate non-owner occupied	797	66
Residential real estate	4,604	3,875
Consumer	27	40
Total non-accrual loans, excluding restructured loans	9,557	14,009
Restructured loans on non-accrual:
Commercial:
Commercial and industrial	3,249	7,527
Owner occupied commercial real estate	49	2
Agriculture	1,294	1,608
Energy	3,551	6,128
Total commercial	8,143	15,265
Commercial real estate non-owner occupied	—	—
Residential real estate	1,284	1,301
Consumer	173	142
Total restructured loans on non-accrual	9,600	16,708
Total non-performing loans	19,157	30,717
OREO	12,330	15,662
Total non-performing assets	$31,487	$46,379
Loans 90 days or more past due and still accruing interest	$156	$—
Accruing restructured loans	$7,620	$5,766
ALL	$30,047	$29,174
Total non-performing loans to total loans	0.61%	1.07%
Loans 90 days or more past due and still accruing interest to total loans	0.00%	0.00%
Total non-performing assets to total loans and OREO	1.01%	1.61%
ALL to non-performing loans	156.85%	94.98%

During the nine months ended September 30, 2017, total non-performing loans decreased $11.6 million, or 37.6% from December 31, 2016 due to charge-offs of two previously identified energy loans totaling $6.1 million and one previously identified commercial and industrial loan totaling $2.5 million. In addition, one previously identified energy loan of $2.4 million was placed on accrual during the third quarter of 2017. During the nine months ended September 30, 2017, accruing TDRs increased $1.9 million primarily due to increases in the commercial segment totaling $2.4 million, partially offset by decreases of $0.5 million in the residential real estate segment. During the nine months ended September 30, 2017, $0.8 million of loans were foreclosed or otherwise repossessed and transferred to OREO and $5.6 million of OREO was sold resulting in a net gain of $2.3 million. OREO write-downs of $0.8 million were recorded during the nine months ended September 30, 2017.

Total non-performing assets to total loans and OREO was 1.01% and 1.61% at September 30, 2017 and December 31, 2016, respectively. Included in this ratio at September 30, 2017 are acquired non-performing loans and OREO of 0.55% compared to 0.71% at December 31, 2016. Acquired OREO has been a source of income for the Company as net OREO gains totaled $2.3 million and $4.1 million for the nine months ended September 30, 2017 and 2016, respectively. In addition, the ratio includes 0.11% and 0.44% of non-performing energy loans at September 30, 2017 and December 31, 2016. The remaining non performing assets to total loans and OREO were 0.35% at September 30, 2017 and 0.46% and December 31, 2016.

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. The table below shows the past due status of loans not accounted for under ASC 310-30, based on contractual terms of the loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Loans 30-89 days past due and still accruing interest	$1,901	$2,296
Loans 90 days past due and still accruing interest	156	—
Non-accrual loans	19,157	30,717
Total past due and non-accrual loans	$21,214	$33,013
Total 90 days past due and still accruing interest and non-accrual loans to total non 310-30 loans	0.64%	1.13%
Total non-accrual loans to total non 310-30 loans	0.64%	1.13%
% of total past due and non-accrual loans that carry fair value marks	17.72%	10.75%

Loans 30-89 days past due and still accruing interest decreased $0.4 million from December 31, 2016 to September 30, 2017, and loans 90 days or more past due and still accruing interest increased $0.2 million from December 31, 2016 to September 30, 2017, for a collective decrease in total past due loans of $0.2 million. Non-accrual loans decreased $11.6 million at September 30, 2017 compared to December 31, 2016, further described within the Non-Performing Assets discussion of Management’s Discussion and Analysis. There were no ASC 310-30 loan pools past due or on non-accrual at September 30, 2017.

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

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the nine months ended September 30, 2017 and 2016, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

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

Non 310-30 ALL

During the three and nine months ended September 30, 2017, we recorded $4.0 million and $9.9 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30. The three months ended September 30, 2017 provision for loan losses included $2.9 million related to one non-accrual energy loan as we are resolving the remaining problem energy loans, and general reserves on net loan growth. The nine months ended September 30, 2017 provision included $6.3 million of specific reserves on two previously identified energy loans and one previously identified commercial and industrial loan. The remaining provision for the nine months ended September 30, 2017 was for general reserves on loan growth. Net charge-offs for non ASC 310-30 loans during the three and nine months ended September 30, 2017 totaled $8.8 million and $8.8 million, respectively, and were related to the loan relationships discussed above. Specific reserves on impaired loans totaled $1.1 million and $2.4 million at September 30, 2017 and December 31, 2016, respectively.

During the three and nine months ended September 30, 2016, we recorded $5.3 million and $23.2 million, respectively, of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects specific reserves on certain non-performing loans and reserves to support loan growth. The three months ended September 30, 2016 provision was driven by loan growth and an increase in the energy sector provision of $3.9 million, primarily driven by one loan that was partially charged-off during the quarter. The nine months ended September 30, 2016 provision was driven by loan growth and $19.0 million of provision against the energy sector. Net charge-offs for non ASC 310-30 loans during the three months and nine months ended September 30, 2016 totaled $17.4 million and $12.4 million, respectively, and were driven by energy sector loans.

310-30 ALL

During the three and nine months ended September 30, 2017, loans accounted for under ASC 310-30 had $142 thousand and $225 thousand of recoupment, respectively. The recoupment was due to an improvement of expected future cash flows during the period.

During the three and nine months ended September 30, 2016, loans accounted for under ASC 310-30 had $18 thousand of provision and $787 thousand of recoupment, respectively. The recoupment was driven by a previously impaired agriculture pool.

Total ALL

After considering the above mentioned factors, we believe that the ALL of $30.0 million and $29.2 million is adequate to cover probable losses inherent in the loan portfolio at September 30, 2017 and December 31, 2016, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ALL during the three months ended September 30, 2017 and 2016:

	September 30, 2017			September 30, 2016
	ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30
	loans	loans	Total	Loans	Loans	Total
Beginning allowance for loan losses	$142	$34,817	$34,959	$231	$39,875	$40,106
Charge-offs:
Commercial	—	(8,618)	(8,618)	—	(17,204)	(17,204)
Commercial real estate non owner-occupied	—	—	—	—	—	—
Residential real estate	—	(16)	(16)	—	(166)	(166)
Consumer	—	(209)	(209)	(6)	(170)	(176)
Total charge-offs	—	(8,843)	(8,843)	(6)	(17,540)	(17,546)
Recoveries	—	51	51	—	168	168
Net recoveries (charge-offs)	—	(8,792)	(8,792)	(6)	(17,372)	(17,378)
(Recoupment) provision for loan loss	(142)	4,022	3,880	18	5,275	5,293
Ending allowance for loan losses	$—	$30,047	$30,047	$243	$27,778	$28,021
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.00%	1.18%	1.13%	0.01%	2.64%	2.49%
Average total loans outstanding during the period	$127,752	$2,967,972	$3,095,724	$162,157	$2,614,133	$2,776,290

The following schedule presents, by class stratification, the changes in the ALL during the nine months ended September 30, 2017 and 2016:

	September 30, 2017			September 30, 2016
	ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$225	$28,949	$29,174	$1,077	$26,042	$27,119
Charge-offs:
Commercial	—	(8,638)	(8,638)	—	(20,684)	(20,684)
Commercial real estate non-owner occupied	—	—	—	(41)	(276)	(317)
Residential real estate	—	(26)	(26)	—	(363)	(363)
Consumer	—	(510)	(510)	(6)	(558)	(564)
Total charge-offs	—	(9,174)	(9,174)	(47)	(21,881)	(21,928)
Recoveries	—	347	347	—	464	464
Net charge-offs	—	(8,827)	(8,827)	(47)	(21,417)	(21,464)
(Recoupment) provision for loan loss	(225)	9,925	9,700	(787)	23,153	22,366
Ending allowance for loan losses	$—	$30,047	$30,047	$243	$27,778	$28,021
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.00%	0.41%	0.39%	0.04%	1.16%	1.08%
Ratio of ALL to total loans outstanding at period end, respectively	0.00%	1.00%	0.96%	0.15%	1.04%	0.99%
Ratio of ALL to total non-performing loans at period end, respectively	0.00%	156.84%	156.84%	0.00%	123.58%	124.66%
Total loans	$125,596	$2,994,947	$3,120,543	$157,663	$2,664,892	$2,822,555
Average total loans outstanding during the period	$135,485	$2,857,579	$2,993,064	$175,694	$2,472,662	$2,648,356
Non-performing loans	$—	$19,157	$19,157	$—	$22,478	$22,478

The following table presents the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	September 30, 2017
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,807,883	57.9%	$20,112	66.9%
Commercial real estate non-owner occupied	561,654	18.0%	5,520	18.4%
Residential real estate	724,374	23.2%	4,142	13.8%
Consumer	26,632	0.9%	273	0.9%
Total	$3,120,543	100.0%	$30,047	100.0%

	December 31, 2016
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,560,430	54.6%	$18,821	64.6%
Commercial real estate non-owner occupied	526,792	18.4%	5,642	19.3%
Residential real estate	744,885	26.0%	4,387	15.0%
Consumer	28,814	1.0%	324	1.1%
Total	$2,860,921	100.0%	$29,174	100.0%

The ALL allocated to commercial loans increased to 66.9% at September 30, 2017 from 64.6% at December 31, 2016, due to $9.9 million of provision driven by specific reserves of $6.3 million on two previously identified energy loans and one previously identified commercial and industrial loan. The provision was primarily offset by $8.6 million of net charge-offs within the energy and commercial and industrial loan portfolios during the period.

Other Assets

Significant components of other assets were as follows as of the periods indicated:

			Increase (decrease)
	September 30, 2017	December 31, 2016	Amount	% Change
Bank-owned life insurance	$63,933	$62,516	$1,417	2.3%
Deferred tax asset	50,694	52,810	(2,116)	(4.0)%
Derivative asset	11,412	11,715	(303)	(2.6)%
Accrued interest on loans	13,571	10,020	3,551	35.4%
Accrued income taxes receivable	4,682	5,252	(570)	(10.9)%
Accrued interest on interest bearing bank deposits and investment securities	2,471	2,542	(71)	(2.8)%
Other miscellaneous assets	8,929	8,345	584	7.0%
Minority interest in participated other real estate owned	—	1,578	(1,578)	(100.0)%
Total other assets	$155,692	$154,778	$914	0.6%

Other assets totaled $155.7 million and $154.8 million at September 30, 2017 and December 31, 2016, respectively, representing an increase of $0.9 million, or 0.6%, during the nine months ended September 30, 2017. The increase was driven by accrued interest on loans and an increase in bank-owned life insurance, partially offset by decreases in deferred tax assets, income taxes receivable and the sale of minority interest in other real estate owned. The deferred tax asset and accrued income taxes receivable decreased primarily due to tax benefits from share-based compensation activity.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated:

			Increase (decrease)
	September 30, 2017	December 31, 2016	Amount	% Change
Pending loan purchase settlement	$11,617	$5,063	$6,554	129.4%
Accrued expenses	12,404	13,040	(636)	(4.9)%
Accrued interest payable	6,676	4,973	1,703	34.2%
Derivative liability	5,427	3,466	1,961	56.6%
Other miscellaneous liabilities	14,333	10,990	3,343	30.4%
Total other liabilities	$50,457	$37,532	$12,925	34.4%

Other liabilities totaled $50.5 million and $37.5 million at September 30, 2017 and December 31, 2016, respectively, and increased $12.9 million, or 34.4%, during the nine months ended September 30, 2017. The increase was driven by increases in pending loan purchase settlement, other miscellaneous liabilities, derivative liability, and accrued interest payable. Other miscellaneous liabilities increased largely due to timing of short-term liabilities of $1.9 million and an increase in collateral reserves of $1.5 million. Refer to note 14 of our consolidated financial statements for further discussion of the derivative liability.

Deposits and other borrowings

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at September 30, 2017 and December 31, 2016:

					Increase (decrease)
	September 30, 2017		December 31, 2016		Amount	% Change
Non-interest bearing demand deposits	$910,675	23.1%	$846,744	21.9%	$63,931	7.6%
Interest bearing demand deposits	431,786	10.9%	427,538	11.1%	4,248	1.0%
Savings accounts	444,258	11.3%	376,046	9.7%	68,212	18.1%
Money market accounts	1,026,456	26.0%	1,046,275	27.0%	(19,819)	(1.9)%
Total transaction deposits	2,813,175	71.3%	2,696,603	69.7%	116,572	4.3%
Time deposits < $100,000	648,312	16.4%	704,673	18.2%	(56,361)	(8.0)%
Time deposits > $100,000	484,855	12.3%	467,373	12.1%	17,482	3.7%
Total time deposits	1,133,167	28.7%	1,172,046	30.3%	(38,879)	(3.3)%
Total deposits	$3,946,342	100.0%	$3,868,649	100.0%	$77,693	2.0%

At December 31, 2016, deposits totaling $103.0 million were held-for-sale, including $51.6 million of time deposits. The sale of these deposits was completed in connection with the four banking center divestitures in the second quarter of 2017.

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of September 30, 2017:

September 30, 2017
Three months or less	$81,241
Over 3 months through 6 months	80,623
Over 6 months through 12 months	115,418
Thereafter	207,573
Total time deposits > $100,000	$484,855

Total deposits increased $77.7 million during the nine months ended September 30, 2017. Adjusting for the banking center divestitures during the second quarter of 2017, total deposits increased $115.0 million, or 3.1% from the prior year. Money market accounts and time deposits decreased $19.8 million and $38.9 million, from December 31, 2016, respectively, driven by $19.0 and $48.4 million sold from the banking center divestitures, respectively. The mix of transaction deposits (defined as total deposits less time deposits) to total deposits improved to 71.3% at September 30, 2017, from 69.7% at December 31, 2016, as we continued to focus on developing long-term banking relationships. At September 30, 2017 and December 31, 2016, time deposits that were scheduled to mature within 12 months totaled $690.7 million and $788.8 million, respectively. Of the $690.7 million in time deposits scheduled to mature within 12 months at September 30, 2017, $277.3 million were in denominations of $100,000 or more, and $413.4 million were in denominations less than $100,000.

As of September 30, 2017 and December 31, 2016, the Company sold securities under agreements to repurchase totaling $92.8 million and $92.0 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $787.4 million. At September 30, 2017 and December 31, 2016, the Bank had $129.1 million and $25.0 million in term advances from the FHLB, respectively. The term advances have fixed rates of 1.31% - 2.33%, with maturity dates of 2018 - 2020.

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

Overview of Results of Operations

We recorded net income of $7.2 million and $24.7 million, or $0.26 and $0.89 per diluted share, during the three and nine months ended September 30, 2017, respectively, compared to net income of $8.3 million and $13.1 million, or $0.30 and $0.45 per diluted share, during the three and nine months ended September 30, 2016, respectively. Fully taxable equivalent net interest income totaled $39.4 million and $113.7 million for the three and nine months ended September 30, 2017, respectively, and increased $1.3 million and $0.8 million from the three and nine months ended September 30, 2016, respectively.

Provision for loan loss expense on non 310-30 loans was $4.0 million and $9.9 million during the three and nine months ended September 30, 2017, respectively, compared to $5.3 million and $23.2 million during the three and nine months ended September 30, 2016, respectively, a decrease of $1.3 million and $13.3 million, respectively. The decrease in provision for the three and nine months ended September 30, 2017 was driven by a reduction in the provision for energy loans during the current periods.

Non-interest income was $9.6 million and $30.2 million during the three and nine months ended September 30, 2017, respectively, compared to $11.6 million and $30.0 million during the three and nine months ended September 30, 2016, respectively, a decrease of $2.0 million and an increase of $0.2 million from the three and nine months ended September 30, 2016, respectively. The decrease in non-interest income during the three months ended September 30, 2017, compared to the prior year three months, was driven by a $1.5 million decrease in OREO related income and a $0.5 million decrease in other non-interest income. The nine months ended September 30, 2017 increase was driven by a $1.9 million increase in other non-interest income partially offset by a decrease of $1.7 million in OREO related income.

Non-interest expense totaled $34.6 million and $102.7 million during the three and nine months ended September 30, 2017, compared to $33.4 million and $101.6 million during the three and nine months ended September 30, 2016, an increase of $1.2 million and $1.1 million from the prior periods, respectively. The increase in non-interest expense during the three and nine months ended September 30, 2017 was primarily due to lower gain on sale of OREO of $1.6 million and $1.9 million, respectively, as well as $0.4 million and $0.7 million of acquisition-related costs, respectively.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended September 30, 2017 and 2016:

	For the three months ended			For the three months ended
	September 30, 2017			September 30, 2016
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
ASC 310-30 loans	$127,752	$5,667	17.74%	$162,157	$8,597	21.21%
Non 310-30 loans FTE(1)(2)(3)(4)(5)	2,977,214	31,914	4.25%	2,630,064	25,893	3.92%
Investment securities available-for-sale	848,847	4,011	1.89%	1,003,347	4,552	1.81%
Investment securities held-to-maturity	286,604	1,995	2.78%	371,164	2,543	2.74%
Other securities	16,843	234	5.56%	13,003	160	4.92%
Interest earning deposits and securities purchased under agreements to resell	87,114	276	1.26%	47,997	60	0.50%
Total interest earning assets FTE(4)	$4,344,374	$44,097	4.03%	$4,227,732	$41,805	3.93%
Cash and due from banks	$67,382			$73,709
Other assets	313,630			339,837
Allowance for loan losses	(35,103)			(40,509)
Total assets	$4,690,283			$4,600,769
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,857,777	$1,503	0.32%	$1,799,085	$1,189	0.26%
Time deposits	1,131,326	2,565	0.90%	1,174,269	2,290	0.78%
Securities sold under agreements to repurchase	91,737	46	0.20%	117,028	37	0.13%
Federal Home Loan Bank advances	144,136	567	1.56%	50,766	184	1.44%
Total interest bearing liabilities	$3,224,976	$4,681	0.58%	$3,141,148	$3,700	0.47%
Demand deposits	$874,750			$824,848
Other liabilities	39,799			60,199
Total liabilities	4,139,525			4,026,195
Shareholders' equity	550,758			574,574
Total liabilities and shareholders' equity	$4,690,283			$4,600,769
Net interest income FTE(4)		$39,416			$38,105
Interest rate spread FTE(4)			3.45%			3.46%
Net interest earning assets	$1,119,398			$1,086,584
Net interest margin FTE(4)			3.60%			3.59%
Ratio of average interest earning assets to average interest bearing liabilities	134.71%			134.59%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $2,857,318 and $2,460,701, interest income of $28,375 and $22,339, with tax equivalent yields of 4.15% and 3.78% for the three months ended September 30, 2017 and 2016, respectively.

(3)

Non 310-30 loans include loans held-for-sale. Average balances during the three months ended September 30, 2017 and 2016 were $9,242 and $15,536, respectively, and interest income was $127 and $238 for the same periods, respectively.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $1,518 and $1,041 for the three months ended September 30, 2017 and 2016, respectively.

(5)	Loan fees included in interest income totaled $1,066 and $1,525 for the three months ended September 30, 2017 and 2016, respectively.

Net interest income totaled $37.9 million and $37.1 million for the three months ended September 30, 2017 and 2016, respectively. On a fully taxable equivalent basis, net interest income totaled $39.4 million for the three months ended September 30, 2017, increasing $1.3 million, or 3.4%, from the three months ended September 30, 2016, benefitting from the continued shift of earning assets into the originated loan portfolio. The fully taxable equivalent net interest margin widened 0.01% to 3.60%.

Average loans of $3.1 billion comprised 71.5% of total average interest earning assets during the three months ended September 30, 2017, compared to $2.8 billion, or 66.0%, of total average interest earning assets during the three months ended September 30, 2016. The increase in average loan balances is due to loan originations outpacing the exit of the acquired problem loans. The non 310-30 loan portfolio yield increased to 4.25% during the three months ended September 30, 2017, compared to 3.92% during the same period in the prior year, benefiting from higher yields on our variable rate loans, primarily driven by the short-term market rate increases. The yield on the ASC 310-30 loan portfolio was 17.74% during the three months ended September 30, 2017, compared to 21.21% during the same period the prior year. This decrease was attributable to paydowns of higher-yielding 310-30 loans and $1.8 million of accelerated accretion income on 310-30 loans during the third quarter of 2016.

Average investment securities comprised 26.1% of total interest earning assets during the three months ended September 30, 2017, compared to 32.5% during the three months ended September 30, 2016. The decrease in the investment portfolio reflects the shift of the interest-earning assets as the runoff of the investment portfolio is used to fund loan originations. Average short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, increased to 2.0% of interest earning assets compared to 1.1% during the prior period.

Average balances of interest bearing liabilities increased $83.8 million during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, driven by increases of $93.4 million in Federal Home Loan Bank advances and $58.7 million in interest bearing demand, saving and money market deposits, partially offset by a decrease in time deposits of $42.9 million, and a decrease in securities sold under agreements to repurchase of $25.3 million. Adjusting for banking center divestitures, interest bearing demand, savings and money market deposits increased $96.2 million and time deposits increased $9.7 million. Total interest expense related to interest bearing liabilities was $4.7 million during the three months ended September 30, 2017, compared to $3.7 million during the three months ended September 30, 2016, at an average cost of 0.58% and 0.47%, respectively. Additionally, the average cost of deposits increased six basis points to 0.42% for the three months ended September 30, 2017 from the same period in the prior year, primarily due to higher-cost of savings, money market and time deposits.

The table below presents the components of net interest income on a fully taxable equivalent basis for the nine months ended September 30, 2017 and 2016:

	For the nine months ended			For the nine months ended
	September 30, 2017			September 30, 2016
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
ASC 310-30 loans	$135,485	$17,718	17.44%	$175,694	$26,653	20.23%
Non 310-30 loans FTE(1)(2)(3)(4)(5)	2,866,247	88,696	4.14%	2,484,651	72,877	3.92%
Investment securities available-for-sale	895,112	12,730	1.90%	1,071,029	14,810	1.84%
Investment securities held-to-maturity	305,441	6,378	2.78%	394,626	8,278	2.80%
Other securities	15,307	619	5.39%	15,572	581	4.97%
Interest earning deposits and securities purchased under agreements to resell	87,762	687	1.05%	159,748	644	0.54%
Total interest earning assets FTE(4)	$4,305,354	$126,828	3.94%	$4,301,320	$123,843	3.85%
Cash and due from banks	$67,046			$72,051
Other assets	317,702			334,190
Allowance for loan losses	(32,208)			(35,554)
Total assets	$4,657,894			$4,672,007
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,875,143	$4,294	0.31%	$1,872,116	$3,689	0.26%
Time deposits	1,152,550	7,465	0.87%	1,180,275	6,617	0.75%
Securities sold under agreements to repurchase	85,077	119	0.19%	112,527	114	0.14%
Federal Home Loan Bank advances	108,148	1,261	1.56%	43,615	515	1.58%
Total interest bearing liabilities	$3,220,918	$13,139	0.55%	$3,208,533	$10,935	0.46%
Demand deposits	$852,913			$813,407
Other liabilities	39,401			52,861
Total liabilities	4,113,232			4,074,801
Stockholders' equity	544,662			597,206
Total liabilities and shareholders’ equity	$4,657,894			$4,672,007
Net interest income FTE(4)		$113,689			$112,908
Interest rate spread FTE(4)			3.39%			3.39%
Net interest earning assets	$1,084,436			$1,092,787
Net interest margin FTE(4)			3.53%			3.51%
Ratio of average interest earning assets to average interest bearing liabilities	133.67%			134.06%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $2,734,388 and $2,301,164, interest income of $78,319 and $61,950, with tax equivalent yields of 4.03% and 3.77% for the nine months ended September 30, 2017 and 2016, respectively.

(3)

Non 310-30 loans include loans held-for-sale. Average balances during the nine months ended September 30, 2017 and 2016 were $8,668 and $11,846, respectively, and interest income was $406 and $520 for the same periods, respectively.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $4,176 and $3,053 for the nine months ended September 30, 2017 and 2016, respectively.

(5)	Loan fees included in interest income totaled $3,009 and $3,304 for the nine months ended September 30, 2017 and 2016, respectively.

Net interest income totaled $109.5 million and $109.9 million for the nine months ended September 30, 2017 and 2016, respectively. On a fully taxable equivalent basis, net interest income totaled $113.7 million for the nine months ended September 30, 2017 and increased $0.8 million from the nine months ended September 30, 2016, benefitting from the continued shift of earning assets into the originated loan portfolio. The fully taxable equivalent net interest margin widened 0.02% to 3.53%.

Average loans comprised $3.0 billion, or 69.7%, of total average interest earning assets during the nine months ended September 30, 2017, compared to $2.7 billion, or 61.8%, of total average interest earning assets during the nine months ended September 30, 2016. The increase in average loan balances is reflective of loan originations outpacing the exit of the acquired problem loans. The non 310-30 loan portfolio yield increased to 4.14% during the nine months ended September 30, 2017, compared to 3.92% during the same period in the prior year, benefitting from higher yields in our variable rate loans, primarily driven by the short-term market rate increases. The yield on the ASC 310-30 loan portfolio was 17.44% during the nine months ended September 30, 2017, compared to 20.23% during the same period the prior year. This decrease was attributable to paydowns of higher-yielding 310-30 loans and $2.8 million of accelerated accretion income during the nine months ended 2016.

Average investment securities comprised 27.9% of total interest earning assets during the nine months ended September 30, 2017, compared to 34.1% during the nine months ended September 30, 2016. The decrease in the investment portfolio reflects the shift of the interest-earning assets as the runoff of the investment portfolio is used to fund loan originations. Short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, decreased to 2.0% of interest earning assets compared to 3.7% during the prior period, primarily due to a decrease in client repurchase agreements on deposit.

Average balances of interest bearing liabilities increased $12.4 million during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, driven by a $64.5 million increase in Federal Home Loan Bank advances, partially offset by a $27.7 million decrease in time deposits and a $27.5 million decrease in securities sold under agreements to repurchase. Adjusting for banking center divestitures, interest bearing demand, savings and money market deposits increased $24.6 million and time deposits increased $4.1 million. Total interest expense related to interest bearing liabilities was $13.1 million during the nine months ended September 30, 2017, compared to $10.9 million during the nine months ended September 30, 2016, at an average cost of 0.55% and 0.46%, respectively. Additionally, the average cost of deposits was 0.41%, increasing from 0.36% in the prior year due to higher cost of savings, money market and time deposits.

The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	compared to			compared to
	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(1,526)	$(1,404)	$(2,930)	$(5,258)	$(3,677)	$(8,935)
Non 310-30 loans FTE(1)(2)(3)	3,721	2,300	6,021	11,808	4,011	15,819
Investment securities available-for-sale	(730)	189	(541)	(2,502)	422	(2,080)
Investment securities held-to-maturity	(589)	41	(548)	(1,862)	(38)	(1,900)
Other securities	53	21	74	(11)	49	38
Interest earning deposits and securities purchased under agreements to resell	124	92	216	(564)	607	43
Total interest income	$1,053	$1,239	$2,292	$1,611	$1,374	$2,985
Interest expense:
Interest bearing demand, savings and money market deposits	$47	$267	$314	$7	$598	$605
Time deposits	(97)	372	275	(180)	1,028	848
Securities sold under agreements to repurchase	367	16	383	752	(6)	746
Federal Home Loan Bank advances	(13)	22	9	(38)	43	5
Total interest expense	304	677	981	541	1,663	2,204
Net change in net interest income	$749	$562	$1,311	$1,070	$(289)	$781

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Non 310-30 loans include loans held-for-sale. Average balances during the three months ended September 30, 2017 and 2016 were $9,242 and $15,536, respectively, and interest income was $127 and $238 for the same periods, respectively. Average balances during the nine months ended September 30, 2017 and 2016 were $8,668 and $11,846, respectively, and interest income was $406 and $520 for the same periods, respectively.

(3)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $1,518 and $1,041 for three months ended September 30, 2017 and 2016, respectively. The taxable equivalent adjustments included above are $4,176 and $3,053 for nine months ended September 30, 2017 and 2016, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended
	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016
		Average		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$874,750	0.00%	$858,299	0.00%	$825,146	0.00%	$835,263	0.00%	$824,848	0.00%
Interest bearing demand	416,389	0.11%	415,498	0.10%	422,500	0.09%	415,948	0.09%	413,446	0.09%
Money market accounts	998,403	0.39%	1,029,480	0.38%	1,084,669	0.38%	1,057,908	0.36%	1,001,658	0.33%
Savings accounts	442,985	0.38%	426,836	0.32%	389,090	0.26%	370,845	0.27%	383,981	0.28%
Time deposits	1,131,326	0.90%	1,147,037	0.87%	1,179,821	0.83%	1,169,325	0.80%	1,174,269	0.78%
Total average deposits	$3,863,853	0.42%	$3,877,150	0.40%	$3,901,226	0.39%	$3,849,289	0.38%	$3,798,202	0.36%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $2.0 million on acquired non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions. Below is a summary of the provision for loan losses recorded in the consolidated statements of operations for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
(Recoupment) provision for impairment loans accounted for under ASC 310-30	$(142)	$18	$(225)	$(787)
Provision for loan losses	4,022	5,275	9,925	23,156
Total provision for loan losses	$3,880	$5,293	$9,700	$22,369

Provision for loan losses was $3.9 million and $9.7 million during the three and nine months ended September 30, 2017, respectively, compared to $5.3 million and $22.4 million during the three and nine months ended September 30, 2016, respectively. The provision for loan losses on non 310-30 loans for the three months ended September 30, 2017 included $2.9 million related to one non-accrual energy loan as we are resolving the remaining problem energy loans. Net charge-offs within the non 310-30 portfolio for the three months ended September 30, 2017 totaled $8.8 million primarily due to two previously identified energy loans totaling $6.1 million and one previously identified commercial and industrial loan totaling $2.5 million. Excluding the energy loans, annualized non 310-30 net charge-offs were 0.37% for the three months ended September 30, 2017. The non 310-30 allowance for loan losses was 1.00% of total non 310-30 loans compared to 1.04% at September 30, 2016 and decreased due to lower specific reserves.

The year-over-year provision for loan losses on non 310-30 loans decreased $13.3 million driven entirely by a reduction in the provision for energy loans, compared to the nine months ended September 30, 2016. Annualized net charge-offs on non 310-30 loans totaled 0.41%, or 0.13% excluding the energy portfolio, for the nine months of 2017 compared to 1.16%, or 0.13% excluding the energy portfolio, for the nine months of 2016.

For the three and nine months ended September 30, 2017, we recorded a recoupment of $142 thousand and $225 thousand, respectively, of provision for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. For the three and nine months ended September 30, 2016, we recorded provision of $18 thousand and recorded recoupments of $787 thousand, respectively, for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flow.

Non-Interest Income

The table below details the components of non-interest income for the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2017	2016	2017	2016	Amount	% Change	Amount	% Change
Service charges	$3,585	$3,662	$10,458	$10,387	$(77)	(2.1)%	$71	0.7%
Bank card fees	3,076	2,828	9,014	8,530	248	8.8%	484	5.7%
Gain on sale of mortgages, net	668	819	1,716	2,251	(151)	(18.4)%	(535)	(23.8)%
Bank-owned life insurance income	475	497	1,417	1,378	(22)	(4.4)%	39	2.8%
Other non-interest income	1,611	2,135	7,149	5,299	(524)	(24.5)%	1,850	34.9%
OREO related income	136	1,667	449	2,190	(1,531)	(91.8)%	(1,741)	(79.5)%
Total non-interest income	$9,551	$11,608	$30,203	$30,035	$(2,057)	(17.7)%	$168	0.6%

Non-interest income for the three and nine months ended September 30, 2017 was $9.6 million and $30.2 million, respectively, compared to $11.6 million and $30.0 million during the three and nine months ended September 30, 2016, respectively. Service charges represent various fees charged to clients for banking services, including fees such as non-sufficient funds (“NSF”) charges and service charges on deposit accounts. Service charges and bank card fees increased a combined $0.2 million and $0.6 million during the three and nine months ended September 30, 2017, respectively, compared to the prior periods, due to higher treasury management fees and higher interchange activity.

Gain on sale of mortgages decreased during the three and nine months ended September 30, 2017 due to lower volumes.

Other non-interest income decreased during the three months ended September 30, 2017 due to a gain on previously charged-off acquired loans during the third quarter of 2016. Other non-interest income increased during the nine months ended September 30, 2017 due to a $2.9 million gain from banking center divestitures in the second quarter of 2017 and a $1.0 million increase in swap related income. These increases were partially offset by a $1.8 million gain on sale of a building in the prior year.

OREO related income includes rental income and insurance proceeds received on OREO properties and write-ups to the fair value of collateral that exceed the loan balance at the time of foreclosure. During the three and nine months ended September 30, 2017, this income decreased $1.5 million and $1.7 million, respectively, compared to prior periods, due to income from one large OREO property in the prior year.

Non-Interest Expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2017	2016	2017	2016	Amount	% Change	Amount	% Change
Salaries and benefits	$19,363	$20,091	$59,662	$60,315	$(728)	(3.6)%	$(653)	(1.1)%
Occupancy and equipment	5,208	5,666	15,887	17,440	(458)	(8.1)%	(1,553)	(8.9)%
Telecommunications and data processing	1,702	1,487	4,841	4,599	215	14.5%	242	5.3%
Marketing and business development	683	687	1,878	1,802	(4)	(0.6)%	76	4.2%
FDIC deposit insurance	715	734	2,106	2,719	(19)	(2.6)%	(613)	(22.5)%
Bank card expenses	971	1,133	2,751	3,009	(162)	(14.3)%	(258)	(8.6)%
Professional fees	754	909	2,441	2,343	(155)	(17.1)%	98	4.2%
Other non-interest expense	2,700	2,198	7,839	6,265	502	22.8%	1,574	25.1%
Problem asset workout	1,636	1,172	3,389	3,104	464	39.6%	285	9.2%
Gain on OREO sales, net	(497)	(2,077)	(2,254)	(4,120)	1,580	76.1%	1,866	45.3%
Intangible asset amortization	1,370	1,370	4,110	4,110	—	0.0%	—	0.0%
Total non-interest expense	$34,605	$33,370	$102,650	$101,586	$1,235	3.7%	$1,064	1.0%

Non-interest expense totaled $34.6 million and $102.7 million for the three and nine months ended September 30, 2017, compared to $33.4 million and $101.6 million for the three and nine months ended September 30, 2016. Salaries and benefits decreased $0.7 million during the three and nine months ended September 30, 2017, compared to prior periods. Occupancy and equipment decreased during the three and nine months ended September 30, 2017, compared to prior periods, due to lower depreciation expense.

FDIC deposit insurance expense decreased during the three and nine months ended September 30, 2017, compared to prior periods, due to a lower assessment rate.

Other non-interest expense increased during the three and nine months ended September 30, 2017, compared to the same periods prior year, due to the recovery of unfunded commitment reserves in the prior periods and increases in various other expense categories during the three and nine months ended September 30, 2017.

Problem asset workout expense increased $0.5 million and $0.3 million during the three and nine months ended September 30, 2017, respectively. Gain on sale of OREO decreased $1.6 million and $1.9 million during the three and nine months ended September 30, 2017, respectively, compared to prior periods, from the sale of several larger assets in the prior year.

Total non-interest expense included $0.4 million and $0.7 million of acquisition-related costs, during the three and nine months ended September 30, 2017.

Income taxes

Income tax expense totaled $1.7 million and $2.7 million for the three and nine months ended September 30, 2017, respectively, compared to an expense of $1.7 million and $2.9 million for the three and nine months ended September 30, 2016, respectively. The tax expense recorded for the three and nine months ended September 30, 2017 was lowered by a $0.1 million and $3.4 million tax benefit from stock compensation activity, respectively. Without the discrete items related to stock compensation activity, the tax rates for the three and nine months ended September 30, 2017 were 20.0% and 22.3%, respectively. The quarterly effective tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. The Company forecasts the full year estimated effective tax rate in accordance with ASC 740; as a result, the relationship between pre-tax income and tax-exempt income within each reporting period can create fluctuations in the effective tax rate from period-to-period.

Certain of the Company’s outstanding stock-based compensation awards have market-based vesting/exercisability criteria. For restricted stock with market-based vesting, the target share price of the Company's stock that is required for vesting is $34.00 per share. The strike prices for options range from $18.09 - $34.04, with a large portion of the awards having strike prices of $20.00. Depending on the movement in our stock price, these stock-based compensation awards may create either an excess tax benefit or tax deficiency depending on the relationship between the fair value at the time of vesting or exercise and the estimated fair value recorded at the time of grant. The Company adopted ASU 2016-09 effective January 1, 2016, which results in recording the excess tax benefit or tax deficiency as a tax benefit or expense in the consolidated statements of operations. As of September 30, 2017, the Company had $5.4 million of deferred tax assets related to stock-based compensation, $3.7 million of which is associated with executive officers still employed by the Company.

Additional information regarding income taxes can be found in note 21 of our audited consolidated financial statements in our 2016 Annual Report on Form 10-K and note 13 of this document.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Cash and due from banks	$221,160	$152,736
Interest bearing bank deposits	20,000	—
Unencumbered investment securities, at fair value	644,901	843,061
Total	$886,061	$995,797

Total on-balance sheet liquidity decreased $109.7 million at September 30, 2017 compared to December 31, 2016. The decrease was driven by a reduction of $198.2 million in unencumbered available-for-sale and held-to-maturity securities balances partially offset by a combined increase of $88.5 million in cash and due from banks and interest bearing bank deposits.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At September 30, 2017, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.1 billion at September 30, 2017, inclusive of pre-tax net unrealized losses of $8.1 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $238 thousand of pre-tax net unrealized gains at September 30, 2017. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of September 30, 2017, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of September 30, 2017, $690.7 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. FHLB advances and lines of credit available totaled $916.5 million of which $129.1 million was used at September 30, 2017. We can obtain additional liquidity through FHLB advances if required. The bank also has access to federal funds lines of credit with corresponding banks.

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. Under the Basel III requirements, at September 30, 2017, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 8 in our consolidated financial statements.

Our shareholders' equity is impacted by the retention of earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends.

The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. We believe that our repurchases could serve to offset any future share issuances for future acquisitions. During the nine months ended September 30, 2017, we did not repurchase any shares of our common stock as part of a publicly announced program.

On August 5, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to an additional $50.0 million of the Company’s common stock. The remaining authorization under this program as of September 30, 2017 was $12.6 million.

On November 1, 2017, our Board of Directors declared a quarterly dividend of $0.09 per common share, payable on December 15, 2017 to shareholders of record at the close of business on November 24, 2017.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at September 30, 2017. During the nine months ended September 30, 2017, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate loans, even after adjusting our models for the excess capital deployment. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2017 and December 31, 2016:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	September 30, 2017	December 31, 2016
200	6.61%	5.84%
100	4.53%	3.66%
(50)	(3.35)%	(2.49)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have grown $116.6 million during the nine months September 30, 2017, and totaled 71.3% of total deposits at September 30, 2017 compared to 69.7% at December 31, 2016. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of September 30, 2017 and December 31, 2016, we had loan commitments totaling $652.7 million and $602.2 million, respectively, and standby letters of credit that totaled $9.5 million and $13.5 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange

Act of 1934, as of September 30, 2017. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number
			Total number of	(or approximate dollar
			shares (or units)	value) of shares (or
	Total number	Average	purchased as part of	units) that may yet be
	of shares (or	price paid per	publicly announced	purchased under the
Period	units) purchased	share (or unit)	plans or programs	plans or programs (2)
July 1 - July 31, 2017(1)	2,883	$33.80	—	$12,562,825
August 1 - August 31, 2017(1)	4,092	33.28	—	12,562,825
September 1 - September 30, 2017(1)	88	31.44	—	12,562,825
Total	7,063	$33.47	—	$12,562,825

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On August 5, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $12,562,825 remained available for purchase at September 30, 2017.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 3, 2017