Form 10-K
period 2017-12-31
National Bank Holdings Corp
filed 2018-02-27
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $866,000,000 based on the closing sale price as reported on the New York Stock Exchange.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 22, 2018, NBHC had outstanding 30,312,222 shares of Class A voting common stock with $0.01 par value per share, excluding 160,510 shares of restricted Class A common stock issued but not yet vested.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2017 will be incorporated by reference into Part III of this form 10-K.

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

•       with respect to our mortgage business, our inability to negotiate our fees with Fannie Mae, Freddie Mac, Ginnie Mae or other investors for the purchase of our loans, our obligation to indemnify purchasers or to repurchase the related loans if they fail to meet certain criteria, or higher rate of delinquencies and defaults as a result of the geographic concentration of our servicing portfolio;

•       our ability to identify potential candidates for, obtain regulatory approval for, and consummate, acquisitions or consolidations of financial institutions on attractive terms, or at all;

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

•       our dependence on information technology and telecommunications systems of third party service providers and the risk of system failures, interruptions or breaches of security, including those that could result in disclosure or misuse of confidential or proprietary client or other information;

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

•       the effects of tax legislation or challenges to our tax position;

•       our ability to realize deferred tax assets or the need for a valuation allowance, or the effects of changes in tax laws on our deferred tax assets;

•       costs and effects of changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, changes in regulation that affect the fees that we charge, the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations, reviews or other inquiries; and changes in regulations that apply to us as a Colorado state-chartered bank;

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

•       a cyber-security incident, data breach or a failure of a key information technology system;

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

PART I: FINANCIAL INFORMATION

Item 1.       BUSINESS.

Summary

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009 and is headquartered immediately south of Denver, in Greenwood Village, Colorado. Our primary operations are conducted through our wholly owned subsidiary, NBH Bank, referred to as the "Bank", or "NBH Bank", through which we provide a variety of banking products to both commercial and consumer clients. We service our clients through a network of 85 banking centers as of December 31, 2017, with the majority of those banking centers located in Colorado and the greater Kansas City region, and through online and mobile banking products and services. The Peoples, Inc. acquisition adds an additional 19 banking centers, with the majority of those banking centers located in Colorado and the greater Kansas City region. As of December 31, 2017, we had $4.8 billion in assets, $3.2 billion in loans, $4.0 billion in deposits and $0.5 billion in shareholders’ equity.

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

On October 9, 2015, we announced the termination of the operating agreement between our bank subsidiary, NBH Bank, N.A., and its primary regulator, the OCC. On December 31, 2015, NBH Bank, N.A. converted into a Colorado state-chartered bank while maintaining membership with the Federal Reserve Bank of Kansas City and we changed the legal name of NBH Bank, N.A. to NBH Bank. Through NBH Bank, we operate under the following brand names: Bank Midwest in Kansas and Missouri; Community Banks of Colorado in Colorado; and Hillcrest Bank in New Mexico and Texas. We believe that conducting our banking operations under a single state charter streamlines our operations and enables us to more effectively and efficiently execute our growth strategy.

Our Acquisitions

In October 2010, we acquired the failed Hillcrest Bank from the FDIC and began banking operations. As of December 31, 2017, we have completed five bank acquisitions, three of which were FDIC-assisted. All loss share agreements associated with the FDIC-assisted acquisitions were terminated on November 5, 2015. We have transformed these five banks into one collective banking operation with strong organic growth, prudent underwriting, and meaningful market share with continued opportunity for expansion. We believe that we have established critical mass in our current markets and have structured acquisitions that limit our credit risk, which positions us for attractive returns.

The following table summarizes certain highlights of our five historic acquisitions, including deposits and assets at fair value as of each acquisition date:

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
(3)

During 2013, four California banking centers acquired with the Community Banks of Colorado acquisition and 32 retirement centers acquired with the Hillcrest Bank acquisition were closed. During 2015, three banking centers were consolidated in our Bank Midwest network. During 2016, seven banking centers were consolidated in our Community Banks of Colorado network. During 2017, six banking centers were consolidated or sold in our Bank Midwest and Community Banks of Colorado networks.

Peoples Acquisition

During the second quarter of 2017, the Company announced the acquisition of Peoples, Inc. (“Peoples”), the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. The acquisition closed on January 1, 2018 and strengthens the NBH franchise in the attractive and growing markets along the Colorado Front Range, the greater Kansas City region, including expanding our existing Overland Park, Kansas market and extending into the college town markets of Lawrence and Ottawa, Kansas, and expands the NBH franchise into New Mexico. The transaction is valued at $146.4 million, including $36.2 million of cash consideration, and adds an estimated $868 million in assets, $544 million in loans held for investment and $730 million of low cost deposits. Peoples’ complementary, franchise-centric, retail mortgage platform adds significant capabilities with over $1 billion in mortgage production historically and primarily serving NBH’s markets with additional mortgage offices in Arizona, California, Nevada and Utah. The acquisition adds a solid core deposit base, expanding into New Mexico, with cost of deposits significantly below peers at 0.10%. The system conversion was completed during the first quarter of 2018. Refer to note 24 – Subsequent Events of our consolidated financial statements for additional details of the acquisition.

All of our acquisitions were accounted for under the acquisition method of accounting, and accordingly, all assets acquired and liabilities assumed were recorded at their respective acquisition date fair values and the fair value discounts/premiums on loans are being accreted over the lives of the loans.

Our Market Area

Our core markets are broadly defined as Colorado and the greater Kansas City region. We are the fifth largest banking center network among Colorado-based banks and the fifth largest banking center network in the greater Kansas City MSA ranked by deposits as of June 30, 2017 (the last date as of which data are available), according to S&P Global. Other major MSAs in which we operate include Dallas-Fort Worth-Arlington, Texas and Austin-Round Rock, Texas.

We believe that our established presence positions us well for growth opportunities in our markets. An integral component of our foundation and growth strategy has been to capitalize on market opportunities and acquire financial services franchises. Our primary focus has been on markets that we believe are characterized by some or all of the following: (i) attractive demographics with household income and population growth above the national average; (ii) concentration of business activity; (iii) high quality deposit bases; (iv) an advantageous competitive landscape that provides opportunity to achieve meaningful market presence; (v) consolidation opportunities as well as potential for add-on transactions; and (vi) markets sizeable enough to support our long-term organic growth objectives.

The table below describes certain key demographic statistics regarding our markets:

							Top 3
							competitor
		# of				Median	combined
	Deposits	businesses	Population	Unemployment	Population	household	deposit
	(billions)	(thousands)	(millions)	rate(1)	growth(2)	income	market share
Denver, CO	$78.5	114.9	2.9	2.8%	15.3%	$75,489	55%
Front Range, CO(3)	107.8	182.7	4.6	2.8%	15.2%	73,719	53%
Kansas City, MO-KS MSA	51.0	76.0	2.1	3.2%	6.0%	65,702	43%
U.S.				3.9%	5.8%	61,045	55%(4)

(1)	Unemployment data is as of November 30, 2017.
(2)	For the period 2010 through 2017.
(3)	CO Front Range is a population weighted average of the following Colorado MSAs: Denver, Boulder, Colorado Springs, Fort Collins and Greeley.
(4)	Based on U.S. Top 20 MSAs (determined by population).

Source: S&P Global as of December 31, 2017, except Deposits and Top 3 Competitor Combined Deposit Market Shares, which reflects data as of June 30, 2017.

Our Business Strategy

As part of our goal of becoming a leading regional community bank holding company, we seek to continue to generate strong organic growth, as well as pursue selective acquisitions of financial institutions and other complementary businesses. Our focus is on building organic growth through strong banking relationships with small- and medium-sized businesses and consumers in our primary markets, while maintaining a low-risk profile designed to generate reliable income streams and attractive returns. We view our core market areas as the greater Kansas City region and Colorado. The key components of our strategic plan are:

•

Focus on client-centered, relationship-driven banking strategy. Our small business and commercial bankers focus on small and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services. Our business and commercial bankers are supported by treasury management teams in each of their markets, which allows us to more effectively deliver a comprehensive suite of products and services to our business clients and further deepen our banking relationships. Our consumer bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit, online and mobile banking solutions.

•

Expansion of commercial banking, business banking and specialty businesses. We have made significant investments in our commercial relationship managers, as well as developed significant capabilities across our business banking and several specialty commercial banking offerings. Our strategy is to originate a high-quality loan portfolio that is diversified across industries and granular in loan size. We have preferred lender status with the Small Business Administration (“SBA”) providing a leveraged platform for growth in the business lending segment. We believe we are well-positioned to leverage our operating and risk management infrastructure through organic growth and we intend to continue to add or repurpose our commercial relationship managers to higher growth opportunities and markets in order to drive increased profitability.

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

•

Continue to strengthen profitability through organic growth and operating efficiencies. We continue to utilize our comprehensive underwriting and risk management processes under one operating platform while maintaining local branding, leadership and decision making, which allows us to support growth and realize operating efficiencies throughout our enterprise. The actions taken to consolidate banking centers in conjunction with other expense management initiatives have resulted in significant cost savings. We believe that we have the infrastructure in place to support our future revenue growth without causing non-interest expenses to increase by a corresponding amount.  Our growth strategy is focused on organic initiatives in order to accelerate our growth in profitability. Key priorities to strengthen profitability include the continued ramp-up of loan production, growing low-cost core deposits, implementing additional fee-based business initiatives and further enhancing operational efficiencies.

•

Maintain conservative risk profile and sound risk management practices. Strong risk management is an important element of our operating philosophy. We maintain a conservative risk culture with adherence to mature and seasoned policies across all areas of the organization. We implement self-imposed concentration limits on our loan portfolio to ensure a granular and diverse loan portfolio and protect against downside risk to any particular industry or real estate sector. Our risk management approach seeks to identify, assess and mitigate risk and minimize any resulting losses. We have implemented processes to identify measure, monitor, and report and analyze the types of risk to which we are subject. We believe our risk management policies establish appropriate limitations that allow for the prudent oversight of such risks that include, but are not limited to the following: credit, liquidity, market, operational, legal and compliance, reputational, and strategic and business risk.

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

Products and Services

Through NBH Bank, our primary business is to offer a full range of traditional banking products and financial services to both our commercial, business and consumer clients, who are predominantly located in Colorado, the greater Kansas City region, New Mexico and Texas. We conduct our banking business through 85 banking centers, with 44 of those located in Colorado, 39 in Kansas and Missouri, and two in Texas as of December 31, 2017. Our distribution network also includes 106 ATMs as well as fully integrated online banking and mobile banking services. The Peoples acquisition adds 19 banking centers, with seven located in Kansas, six located in Colorado, and six located in New Mexico, and adds an additional 17 ATMs. We offer a high level of personalized service to our clients through our relationship managers and banking center associates. We believe that a banking relationship that includes multiple services, such as loan and deposit services, online and mobile banking solutions and treasury management products and services, is the key to profitable and long-lasting client relationships and that our local focus and decision making provide us with a competitive advantage over banks that do not have these attributes.

Our primary strategic objective is to serve small- to medium-sized businesses in our markets with a variety of unique and useful services, including a full array of banking products, while maintaining a strong and disciplined credit culture and delivering excellent client service. We offer a variety of products and services that are focused on the following areas:

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

Commercial and Industrial Loans—We originate commercial and industrial loans and leases, including working capital loans, equipment loans, lender finance loans, agriculture loans, government and non-profit loans, owner occupied commercial real estate loans and other commercial loans and leases. The terms of these loans vary by purpose and by type of underlying collateral, if any.

Working capital loans generally have terms of up to one year, are usually secured by accounts receivable and inventory and carry the personal guarantees of the principals of the business. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type. In the case of owner-occupied commercial real estate loans, we are usually the primary provider of financial services for the company and/or the principals and the primary source of repayment is through the cash flows generated by the borrowers’ business operations. Owner-occupied commercial real estate loans are typically secured by a first lien mortgage on real property plus assignments of all leases related to the properties. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% or less loan-to-value ratio on owner-occupied properties. As of December 31, 2017, substantially all of our commercial and industrial loans were secured.

Non-Owner Occupied Commercial Real Estate Loans—Non-owner occupied commercial real estate loans (“CRE”) consist of loans to finance the purchase of commercial real estate, loans to support working capital needs of businesses that are secured by commercial real estate and construction and development loans. Our non-owner occupied CRE loans include loans on multi-family construction properties, commercial properties such as office buildings, retail centers, or free-standing commercial properties, multi-family and investor properties and raw land development loans.

Non-owner occupied CRE loans are typically secured by a first lien mortgage on multi-family, office, warehouse, hotel or retail property plus assignments of all leases related to the properties. Underwriting guidelines generally require borrowers to contribute cash equity that results in a 75% or less loan-to-value ratio.

We seek to reduce the risks associated with commercial mortgage lending by focusing our lending in our primary markets. Although non-owner occupied CRE is not a primary focus of our lending strategy, we have developed teams in each our markets of dedicated CRE bankers who possess the depth and breadth of both market knowledge and industry expertise, which serves to further mitigate risk of this product type.

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

Commercial Deposit Products (including business online and mobile banking)—Our commercial bankers are focused on providing value-added deposit products to our clients that optimizes their cash management program. We are focused on full-relationship banking, including banking core operating accounts and ancillary accounts. We also provide our commercial clients with money market accounts and short-term repurchase reserve accounts depending on their individual needs. In addition, we provide a wide array of treasury management solutions to our clients, including: business online and mobile banking, commercial credit card services, wire transfers, automated clearing house services, electronic bill payment, lock box services, remote deposit capture services, merchant processing services, cash vault, controlled disbursements, fraud prevention services through positive pay and other auxiliary services (including account reconciliation, collections, repurchase accounts, zero balance accounts and sweep accounts).

Business and Consumer Banking

Our business and consumer bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit and online and mobile banking solutions. We strive to do business in the areas served by our banking centers, which is also where our marketing is focused, and the vast majority of our new loan and deposit clients are located in existing market areas.

All of our newly originated consumer loans are on a direct to consumer basis. We offer a variety of business and consumer loans, including:

Business Loans—Business loans consist of term loans, line of credit, and real estate secured loans. The terms of these loans vary by purpose and by type of underlying collateral, if any. Business loans generally require LTV ratios of not more than 75 percent. Business loans also assist in the growth of our deposits because many business loan borrowers establish noninterest-bearing and interest-bearing demand deposit accounts and treasury management relationships with us. Those deposit accounts help us to reduce our overall cost of funds and those treasury management relationships provide us with a source of non-interest income.

Residential Real Estate Loans—Residential real estate loans consist of loans secured by the primary or secondary residence of the borrower. These loans consist of closed loans, which are typically amortizing over a 10 to 30-year term. Our loan-to-value (LTV) benchmark for these loans will generally be below 80% at inception unless related to certain internal or government programs where higher LTV’s may be warranted, along with satisfactory debt-to-income ratios. We do not originate or purchase negatively amortizing or sub-prime residential loans. These residential real estate loans are generally originated under terms and conditions consistent with secondary market guidelines. Some of these loans will be placed in the Bank’s loan portfolio; however, a majority are sold in the secondary market and provide a significant source of fee income. The mortgage operation acquired from Peoples adds significant residential banking products, servicing capabilities and residential loan origination channels. In addition to the referral business through our existing consumer client base as we establish full banking relationships we have a dedicated team of mortgage bankers who focus origination efforts primarily on new purchase activity and secondarily on refinance activity. We also offer open- and closed-ended home equity loans, which are loans generally secured by second lien positions on residential real estate, and residential construction loans to consumers and builders for the construction of residential real estate.

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

Deposit Products (including online and mobile banking)—We offer a variety of deposit products to our clients, including checking accounts, savings accounts, money market accounts and other deposit accounts, including fixed-rate, fixed maturity time deposits ranging in terms from 30 days to five years, and individual retirement accounts. We view deposits as an important part of the overall client relationship and believe they provide opportunities to cross-sell other products and services. We intend to continue our efforts to attract low-cost transaction deposits from our client relationships. Consumer deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our banking centers. In order to attract and retain deposits, we rely on providing competitively priced high-quality service and introducing new products and services that meet our clients' needs.

We also offer comprehensive, user-friendly mobile and online banking platforms allowing our clients to pay bills, check statements, deposit checks and transfer funds, amongst other features, online or on-the-go.

Lending Activities

Our loan portfolio includes commercial and industrial loans, commercial real estate loans, residential real estate loans, business loans and consumer loans. The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower’s market or industry segment. Attributes of the relevant business market or industry segment include the economic and competitive environment, changes to supply or demand, threat of substitutes and barriers to entry and exit. In our credit underwriting process, we carefully evaluate the borrower’s industry, operating performance, liquidity and financial condition. We underwrite credits based on multiple repayment sources, including operating cash flow, liquidation of collateral and guarantor support, where appropriate. We closely monitor the operating performance, liquidity and financial condition of borrowers through analysis of periodic financial statements and meetings with the borrower’s management. As part of our credit underwriting process, we also review the borrower’s total debt obligations on a global basis. Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio.

Our credit policy also provides detailed procedures for making loans to individual and business clients along with the regulatory requirements to ensure that all loan applications are evaluated subject to our fair lending policy. Our credit policy addresses the common credit standards for making loans to clients, the credit analysis and financial statement requirements, the collateral requirements, including insurance coverage where appropriate, as well as the documentation required. Our ability to analyze a borrower’s current financial health and credit history, as well as the value of collateral as a secondary source of repayment, when applicable, are significant factors in determining the creditworthiness of loans to clients. We require various levels of internal approvals based on the characteristics of such loans, including the size, nature of the exposure and type of collateral, if any. We believe that the procedures required by our credit policies enhance internal responsibility and accountability for underwriting decisions and permit us to monitor the performance of credit decisioning. An integral element of our credit risk management strategy is the establishment and adherence to concentration limits for our portfolio. We have established concentration limits that apply to our portfolio based on product types such as commercial real estate, consumer lending, and various categories of commercial and industrial lending. For more detail on our credit policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Asset Quality.”

Competition

The banking landscape in our primary markets of Colorado, Kansas, Missouri and Texas is highly competitive and quite fragmented, with many small banks having limited market share while the large out-of-state national and super-regional banks control the majority of deposits and profitable banking relationships. We compete actively with national, regional and local financial services providers, including: banks, thrifts, credit unions, mortgage companies, finance companies and financial technology (“FinTech”) companies.

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a variety of traditional brick and mortar banks and nontraditional alternatives, such as online banks and FinTech companies. Competition among providers is based on many factors. The primary factors driving commercial and consumer competition for loans and deposits are interest rates, the fees charged, client service levels and the range of products and services offered. In addition, other competitive factors include the location and hours of our banking centers, the client service orientation of our associates and the availability of digital banking products and services. We believe the most important of these competitive factors that determine our success are our consumer bankers’ focus on knowing their individual clients in order to best meet their financial needs and our business and commercial bankers’ focus on small and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services through our banking centers and our digital banking platform.

We recognize that there are banks and other financial services companies with which we compete that have greater financial resources, access to more capital and higher lending capacity than we do and offer a wider range of deposit and lending instruments than we do. However, given our existing capital base, we expect to be able to meet the majority of small to medium-sized business and consumer credit and depository service needs.

Associates

At December 31, 2017, we had 899 full-time associates and 64 part-time associates.

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

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions (generally referred to as “Covered Transactions”) between a bank and its non-bank affiliates. Covered Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank, and Covered Transactions with all affiliates may not exceed, in the aggregate, 20% of the bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from tier 2 capital. The bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with Covered Transactions that are extensions of credit, the bank may be required to hold collateral to provide added security to the bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are Covered Transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding Covered Transactions must be satisfied. As of December 31, 2017, the Company did not have any outstanding Covered Transactions.

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

The Consumer Financial Protection Bureau (the “CFPB”) has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks. The CFPB is authorized to issue rules for both bank and nonbank companies that offer consumer financial products and services, subject to consultation with the prudential banking regulators.  In general, however, banks with assets of $10 billion or less, such as NBH Bank, will continue to be examined for consumer compliance by their primary bank regulator.

Much of the CFPB’s rulemaking has focused on mortgage lending and servicing, including an important rule requiring lenders to ensure that prospective buyers have the ability to repay their mortgages. Other areas of current CFPB focus include consumer protections for prepaid cards, payday lending, debt collection, overdraft services and privacy notices. The CFPB has been particularly active in issuing rules and guidelines concerning residential mortgage lending and servicing, issuing numerous rules and guidance related to residential mortgages. Perhaps the most significant of these guidelines are the “Ability-to-Repay and Qualified Mortgage Standards under the Truth in Lending Act” portions of Regulation Z and the Know Before You Owe guidelines. Under the Dodd-Frank Act, creditors must make a reasonable and good faith determination, based on verified and documented information, that the consumer has a reasonable “ability to repay” a residential mortgage according to its terms as well as clearly and concisely disclose the terms and costs associated with these loans.

The CFPB has actively issued enforcement actions against both large and small entities and to entities across the entire financial services industry. The CFPB has relied upon “unfair, deceptive, or abusive acts” prohibitions as its primary enforcement tool. However, the CFPB and DOJ continue to be focused on fair lending in taking enforcement actions against banks with renewed emphasis on alleged redlining practices. Failure to comply with these laws and regulations could give rise to regulatory sanctions, client rescission rights, actions by state and local attorneys general and civil or criminal liability.

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

More Information

Our website is www.nationalbankholdings.com. We make available free of charge, through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (“SEC”). In addition, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.    RISK FACTORS

Risks Relating to Our Banking Operations

We are still a relatively young Company with a limited and complex operating history from which investors can evaluate our past financial and operating performance and future prospects.

We were organized in 2009 and acquired selected assets and assumed selected liabilities of Hillcrest Bank, Bank Midwest, Bank of Choice and Community Banks of Colorado in October 2010, December 2010, July 2011 and October 2011, respectively, and acquired Pine River Valley Bank and Peoples, Inc. by merger in August 2015 and January 2018, respectively. Because our banking operations began in late 2010, and because our acquisitions in 2010 and 2011 were of failed or troubled banks, we have a limited operating history upon which investors can evaluate our operational performance or compare our recent performance to historical performance. The business models and experiences of the depository institutions we have acquired to date and may acquire in the future may not be reflective of our plans. More importantly, because a portion of our acquired loans and other real estate owned (“OREO”) were covered by loss sharing agreements with the FDIC and all of the loans and OREO we acquired were marked to fair value at the time of our acquisitions, we believe that the historical financial results of the acquisitions are less useful to an evaluation of our future prospects and financial and operating performance.

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

•	our regulatory capital ratios, which currently exceed regulatory minimum requirements, are not necessarily representative of our future regulatory capital ratios.

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

The execution of our strategy depends in large part on the skills of our executive management team and our ability to motivate and retain these and other key personnel, including key personnel added through mergers and acquisitions. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. Our success also depends on the experience of our banking center managers and relationship managers and on their relationships with the clients and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key senior personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on us.

Our allowance for loan losses and fair value adjustments may prove to be insufficient to absorb losses inherent in our loan or OREO portfolio.

We maintain an allowance for loan losses (“ALL”), which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses inherent in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews.

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

When necessary, we foreclose on and take title to the real estate serving as collateral for our loans as part of our business. Real estate that we own but do not use in the ordinary course of our operations is referred to as OREO property. Higher

OREO balances as a result of our acquisitions have led to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with OREO assets. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The expenses associated with OREO and any further OREO write-downs could have a material adverse effect on us.

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

Consumer and commercial banking is highly competitive. Our markets contain a large number of community and regional banks as well as a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, including savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies, as well as major retailers, in providing various types of loans and other financial services. Some of these competitors have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Some of our competitors also have greater resources and access to capital and possess an advantage by being capable of maintaining numerous banking locations in more convenient sites, operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed internet platform. Competitors may also exhibit a greater tolerance for risk and behave more aggressively with respect to pricing in order to increase their market share. In addition, the effects of disintermediation can also impact the banking business because of the fast growing body of FinTech companies that use software to deliver mortgage lending, payment services and other financial services.

Our ability to compete successfully depends on a number of factors, including, among others:

•

the ability to develop, maintain and build upon long-term client relationships based on quality service, effective and efficient products and services, high ethical standards and safe and sound assets;

•	the scope, relevance and pricing of products and services offered to meet client needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	the ability to attract and retain highly qualified associates to operate our business;
•	the ability to expand our market position;
•	client satisfaction with our level of service;
•	the ability to invest in new technologies;
•	the ability to operate our business effectively and efficiently; and
•	industry and general economic trends.

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

As a financial institution, we may be the target of fraudulent activity that may result in financial losses to us or our clients, privacy breaches against our clients or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, unauthorized intrusion into or use of our systems, ATM skimming or jackpotting, and other dishonest acts. We provide our clients with the ability to bank remotely, including via online, mobile and phone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking.

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

We also face risks related to cyber-attacks and other security breaches in connection with credit or debit card, including ATM-related, transactions that typically involve the transmission of sensitive information regarding our clients through various third parties, including merchant acquiring banks, payment processors, payment card networks (e.g., Visa, MasterCard) and our processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments on these third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.

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

We intend to continue to grow our business through strategic acquisitions of financial services franchises coupled with organic loan growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. As our acquired loan portfolio, which generally produces higher yields than our originated loans due to loan discounts and accretable yield, is paid down, we expect downward pressure on our income to the extent that the runoff is not replaced with other high-yielding loans. As a result of the foregoing, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans, we could be materially and adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher-yielding loans that fail to perform.

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

We face additional risks due to our increased mortgage banking activities that could negatively impact net income and profitability.

We sell substantially all of the mortgage loans that we originate. The sale of these loans generates non-interest income and can be a source of liquidity for the Bank. Disruption in the secondary market for residential mortgage loans as well as declines in real estate values could result in one or more of the following:

•	our inability to sell mortgage loans on the secondary market, which could negatively impact our liquidity position;
•	declines in real estate values could decrease the potential of mortgage originations, which could negatively impact our earnings;
•	if it is determined that loans were made in breach of our representations and warranties to the secondary market, we could incur losses associated with the loans;
•	increased compliance requirements could result in higher compliance costs, higher foreclosure proceedings or lower loan origination volume, all which could negatively impact future earnings; and
•	a rise in interest rates could cause a decline in mortgage originations, which could negatively impact our earnings.

Our use of appraisals in deciding whether to make loans secured by real property does not ensure that the value of the real property collateral will be sufficient to repay our loans.

In considering whether to make a loan secured by real property, we require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and requires the exercise of a considerable degree of judgment. If the appraisal does not accurately reflect the amount that may be obtained upon sale or foreclosure of the property, whether due to a decline in property value after the date of the original appraisal or defective preparation of the appraisal, we may not realize an amount equal to the indebtedness secured by the property and as a result, we may suffer losses.

Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We operate in multiple jurisdictions and we are subject to tax laws and regulations of the U.S. federal, state and local governments. From time to time, legislative initiatives may be adopted, such as the recent tax reform in the United States, which may impact our effective tax rate and could adversely affect our deferred tax assets, tax positions and/or our tax liabilities. In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our historical tax positions will not be challenged by relevant tax authorities or that we would be successful in defending our positions in connection with any such challenge.

Additionally, the full impact of “H.R.1”, known as the “Tax Cuts and Jobs Act” on us and our clients is unknown at present, creating uncertainty and risk related to our clients’ future demand for credit and our future results. Increased economic activity expected to result from the decrease in tax rates on business generally could spur economic activity that would encourage additional borrowing. At the same time, some clients may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a number of our clients effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business client borrowing. Further, uncertainty also exists surrounding the Tax Cuts and Jobs Act’s effects on housing markets, mortgage originations, unemployment rates, interest rates and the economies of the markets we serve. Finally, it is unclear how states and other taxing jurisdictions will respond to the Tax Cuts and Jobs Act.

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

Several provisions still require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The changes resulting from the Dodd-Frank Act have limited our business activities, required changes to certain of our business practices, imposed upon us more stringent capital, liquidity and leverage requirements or otherwise materially and may continue to adversely affect us. Failure to comply with the requirements could also materially and adversely affect us. Furthermore, additional uncertainties surrounding the Dodd-

Frank Act, its implementation, and enforcement persist as a result of the current presidential administration. Any changes in the laws or regulations or their interpretations could be materially adverse to investors in our common stock.

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

The FDIC’s restoration plan for the DIF and any related increased assessment rates could materially and adversely affect us.

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

The federal Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions (such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans), which could materially and adversely affect us. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

None

Item 2.       PROPERTIES.

Our principal executive offices are located in the Denver Tech Center area immediately south of Denver, Colorado. We also have approximately 70,000 square feet of office and operations space in Kansas City, Missouri. At December 31, 2017, we operated 44 banking centers in Colorado, 39 in Kansas and Missouri, and two in Texas. Of these banking centers, 13 locations were leased and 72 were owned.

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

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Shares of the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NBHC” on September 20, 2012. Prior to September 20, 2012, there was no established public trading market for the Company’s stock. The following table presents the high and low prices of actual transactions in the Company’s common stock and cash dividends paid for the periods indicated:

				Cash
Year	Quarter	High	Low	dividends
2017	Fourth	$37.08	$30.33	$0.09
	Third	$36.04	$30.25	$0.09
	Second	$33.85	$30.10	$0.09
	First	$34.10	$30.17	$0.07
2016	Fourth	$32.28	$22.69	$0.07
	Third	$24.14	$19.51	$0.05
	Second	$21.64	$19.17	$0.05
	First	$21.40	$18.41	$0.05

The closing price of our common stock on the NYSE was $33.42 per share on February 22, 2018. The Company had 217 shareholders of record as of February 22, 2018. Management estimates that the number of beneficial owners is significantly greater.

In October 2012, the Company commenced the payment of a $0.05 per share quarterly cash dividend to holders of its common stock. During the fourth quarter of 2016, the Company increased its cash dividend 40% to $0.07 per share, and during the second quarter of 2017 further increased its dividend 29% to $0.09 per share, for a cumulative increase of 80%. As of December 31, 2017, the quarterly cash dividend is $0.09 per share.

As a bank holding company, any dividends paid to us by our bank subsidiary are subject to various federal and state regulatory limitations and also subject to the ability of our bank subsidiary to pay dividends to us. Other than (1) dividends from the Bank paid as noted above, (2) the cash held by the Company and (3) any future financing at the holding company level, we do not expect to have other liquidity sources at the holding company level. In addition, in the future, we and our bank subsidiary may enter into credit agreements or other financing arrangements that prohibit or otherwise restrict our ability to declare or pay cash dividends. Any determination to pay cash dividends in the future will be at the discretion of our Board of Directors and will depend on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our Board of Directors. See “Risk Factors—Our ability to pay dividends is subject to regulatory limitations and our bank subsidiary’s ability to pay dividends to us is also subject to regulatory limitations.” During 2017, the Bank paid dividends of $28.9 million to the holding company.

The Company may also execute permanent capital reductions at the Bank level in accordance with federal and state regulatory guidelines as a source of liquidity for the holding company. There were no permanent capital reduction during 2017.

Performance Graph

The following graph presents a comparison of the Company’s performance to the indices named below. It assumes $100 invested on December 31, 2012, with dividends invested on a total return basis.

Total Return Performance
Index Value
NBH
KBW Regional Banking Index
Russell 2000 Index
235
230
225
220
215
210
205
200
195
190
185
180
175
170
165
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
85
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
NBH	100.00	113.86	104.31	116.00	174.77	179.62
KBW Regional Banking Index	100.00	146.83	150.39	159.41	221.77	225.78
Russell 2000 Index	100.00	138.82	145.62	139.19	168.81	193.50

The following table sets forth information about our repurchases of our common stock during the fourth quarter of 2017:

				Maximum number
			Total number of	(or approximate dollar
			shares (or units)	value) of shares (or
	Total number	Average	purchased as part of	units) that may yet be
	of shares (or	price paid per	publicly announced	purchased under the
Period	units) purchased	share (or unit)	plans or programs	plans or programs (2)
October 1 - October 31, 2017(1)	35,222	$35.90	—	$12,562,825
November 1 - November 30, 2017(1)	518	33.28	—	12,562,825
December 1 - December 31, 2017(1)	74	32.76	—	12,562,825
Total	35,814	$35.85	—	$12,562,825

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On August 5, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $12,562,825 remained available for purchase at December 31, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

During the second quarter of 2014, shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons. As of December 31, 2017, the aggregate number of Company common stock available for issuance under the 2014 Plan was 5,754,830 shares.

During the second quarter of 2015, shareholders approved the Company’s 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year or 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. As of December 31, 2017, the aggregate number of Company common stock available for issuance under the ESPP was 355,159 shares.

See note 15 to the consolidated financial statements for further detail related to these equity compensation plans.

Number of
	Number of securities to be	Weighted-average	securities remaining
	issued upon exercise of	exercise price of	available for future
	outstanding options,	outstanding options,	issuance under equity
Plan Category	warrants and rights	warrants and rights	compensation plans
Equity plans approved by security holders	1,598,318	$20.62	6,109,989
Equity plans not approved by security holders	—	—	—
Total	1,598,318	$20.62	6,109,989

Item 6.       SELECTED FINANCIAL DATA.

The following table sets forth summary selected historical financial information as of and for the five years ended December 31, 2017. The summary selected historical consolidated financial information set forth below is derived from our audited consolidated financial statements.

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

Summary of Selected Historical Consolidated Financial Data

	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Financial Condition Data:
Cash and cash equivalents	$257,364	$152,736	$166,092	$256,979	$189,460
Investment securities available-for-sale (at fair value)	855,345	884,232	1,157,246	1,479,214	1,785,528
Investment securities held-to-maturity	258,730	332,505	427,503	530,590	641,907
Non-marketable securities	15,030	14,949	22,529	27,045	31,663
Loans (1)	3,178,947	2,860,921	2,587,673	2,162,409	1,854,094
Allowance for loan losses	(31,264)	(29,174)	(27,119)	(17,613)	(12,521)
Loans, net	3,147,683	2,831,747	2,560,554	2,144,796	1,841,573
Loans held for sale	4,629	24,187	13,292	5,146	5,787
FDIC indemnification asset, net	—	—	—	39,082	64,447
Other real estate owned	10,491	15,662	20,814	29,120	70,125
Premises and equipment, net	93,708	95,671	103,103	106,341	115,219
Goodwill and other intangible assets, net	61,237	66,579	72,059	76,513	81,859
Other assets	139,248	154,778	140,716	124,820	86,547
Total assets	$4,843,465	$4,573,046	$4,683,908	$4,819,646	$4,914,115
Deposits	$3,979,559	$3,868,649	$3,840,677	$3,766,188	$3,838,309
Other liabilities	331,499	168,208	225,687	258,883	178,014
Total liabilities	4,311,058	4,036,857	4,066,364	4,025,071	4,016,323
Total shareholders’ equity	532,407	536,189	617,544	794,575	897,792
Total liabilities and shareholders’ equity	$4,843,465	$4,573,046	$4,683,908	$4,819,646	$4,914,115

(1)	Total loans are net of unearned discounts and deferred fees and costs.

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Interest income	$164,421	$160,448	$171,407	$184,662	$195,475
Interest expense	18,115	14,808	14,462	14,413	16,514
Net interest income	146,306	145,640	156,945	170,249	178,961
Provision for loan losses	12,972	23,651	12,444	6,209	4,296
Net interest income after provision for loan losses	133,334	121,989	144,501	164,040	174,665
Non-interest income	39,205	40,027	21,448	(1,696)	20,177
Non-interest expense	136,677	136,009	158,024	150,003	183,965
Income before income taxes	35,862	26,007	7,925	12,341	10,877
Income tax expense	21,283	2,947	3,044	3,165	3,950
Net income	$14,579	$23,060	$4,881	$9,176	$6,927
Share Information(1):
Income per share, basic	$0.54	$0.81	$0.14	$0.22	$0.14
Income per share, diluted	$0.53	$0.79	$0.14	$0.22	$0.14
Dividends paid	$0.34	$0.22	$0.20	$0.20	$0.20
Book value per share	$19.81	$20.32	$20.34	$20.43	$19.99
Tangible common book value per share(2)	$17.94	$18.15	$18.22	$18.63	$18.27
Tangible common equity to tangible assets(2)	10.06%	10.61%	11.98%	15.25%	16.97%
Weighted average common shares outstanding, basic	26,928,763	28,313,061	34,349,996	42,404,609	50,790,410
Weighted average common shares outstanding, diluted	27,709,659	29,091,343	34,363,487	42,421,014	50,824,422
Common shares outstanding	26,875,585	26,386,583	30,358,509	38,884,953	44,918,336

(1)	Per share information is calculated based on the aggregate number of our shares of Class A common stock and Class B non-voting common stock outstanding.
(2)

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

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
Key Ratios
Return on average assets	0.31%	0.50%	0.10%	0.19%	0.13%
Return on average tangible assets(1)	0.38%	0.57%	0.17%	0.26%	0.20%
Return on average tangible assets before provision for loan losses and taxes FTE(1)(9)	1.29%	1.29%	0.60%	0.52%	0.40%
Return on average equity	2.67%	3.95%	0.70%	1.07%	0.67%
Return on average tangible common equity(1)	3.61%	5.04%	1.29%	1.58%	1.06%
Loans to deposits ratio (end of period)	80.00%	74.58%	67.72%	57.55%	48.46%
Average equity to average assets	11.62%	12.55%	14.52%	17.68%	20.07%
Non-interest bearing deposits to total deposits (end of period)	22.68%	21.89%	21.22%	19.45%	17.59%
Net interest margin(3)	3.36%	3.39%	3.54%	3.83%	3.81%
Net interest margin FTE(1)(3)(9)	3.50%	3.49%	3.60%	3.85%	3.81%
Interest rate spread FTE(4)(9)	3.35%	3.38%	3.48%	3.72%	3.68%
Yield on earning assets(2)	3.78%	3.74%	3.86%	4.15%	4.16%
Yield on earning assets FTE(1)(2)(9)	3.91%	3.84%	3.92%	4.17%	4.16%
Cost of interest bearing liabilities(2)	0.56%	0.46%	0.44%	0.45%	0.48%
Cost of deposits	0.41%	0.36%	0.36%	0.37%	0.41%
Non-interest expense to average assets	2.90%	2.92%	3.27%	3.08%	3.55%
Efficiency ratio FTE(1)(5)(9)	68.63%	68.79%	85.55%	85.82%	89.70%
Dividend Payout Ratio	62.96%	52.63%	142.86%	90.91%	142.86%

Asset Quality Data(6)(7)(8)
Non-performing loans to total loans	0.66%	1.07%	0.99%	0.50%	1.31%
Non-performing assets to total loans and OREO	0.99%	1.61%	1.81%	1.86%	4.97%
Allowance for loan losses to total loans	0.98%	1.02%	1.05%	0.81%	0.68%
Allowance for loan losses to non-performing loans	148.88%	94.98%	105.74%	162.89%	51.43%
Net charge-offs to average loans	0.36%	0.80%	0.12%	0.05%	0.41%
Non 310-30 net charge-offs to average non 310-30 loans	0.38%	0.85%	0.13%	0.06%	0.27%

(1)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation below.
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
(9)

Presented on a fully taxable equivalent basis using the statutory rate of 35%. The taxable equivalent adjustments included above are $5,852, $4,081, $2,695, $930 and $0 for the years ended 2017, 2016, 2015, 2014 and 2013, respectively.

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “return on average tangible assets before provision for loan losses and taxes,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity,” “tangible common equity to tangible assets,” “adjusted net income,” “adjusted income per share,” and "fully taxable equivalent (FTE)" metrics are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on a FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows.

Tangible Common Book Value Ratios

	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
Total shareholders’ equity	$532,407	$536,189	$617,544	$794,575	$897,792
Less: goodwill and intangible assets, net	(61,237)	(66,580)	(72,060)	(76,513)	(81,859)
Add: deferred tax liability related to goodwill	10,873	9,323	7,772	6,222	4,671
Tangible common equity (non-GAAP)	$482,043	$478,932	$553,256	$724,284	$820,604

Total assets	$4,843,465	$4,573,046	$4,683,908	$4,819,646	$4,914,115
Less: goodwill and intangible assets, net	(61,237)	(66,580)	(72,060)	(76,513)	(81,859)
Add: deferred tax liability related to goodwill	10,873	9,323	7,772	6,222	4,671
Tangible assets (non-GAAP)	$4,793,101	$4,515,789	$4,619,620	$4,749,355	$4,836,927

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	10.99%	11.72%	13.18%	16.49%	18.27%
Less: impact of goodwill and intangible assets, net	(0.93)%	(1.11)%	(1.20)%	(1.24)%	(1.30)%
Tangible common equity to tangible assets (non-GAAP)	10.06%	10.61%	11.98%	15.25%	16.97%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$482,043	$478,932	$553,256	$724,284	$820,604
Divided by: ending shares outstanding	26,875,585	26,386,583	30,358,509	38,884,953	44,918,336
Tangible common book value per share (non-GAAP)	$17.94	$18.15	$18.22	$18.63	$18.27

Tangible common book value per share, excluding accumulated other comprehensive income (AOCI) calculations:
Tangible common equity (non-GAAP)	$482,043	$478,932	$553,256	$724,284	$820,604
Less: AOCI, net of tax	6,242	1,762	(95)	(5,839)	6,756
Tangible common book value, excluding AOCI, net of tax (non-GAAP)	488,285	480,694	553,161	718,445	827,360
Divided by: ending shares outstanding	26,875,585	26,386,583	30,358,509	38,884,953	44,918,336
Tangible common book value per share, excluding AOCI, net of tax (non-GAAP)	$18.17	$18.22	$18.22	$18.48	$18.42

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
Net income	$14,579	$23,060	$4,881	$9,176	$6,927
Add: impact of core deposit intangible amortization expense, after tax	3,259	3,343	3,295	3,260	3,235
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$17,838	$26,403	$8,176	$12,436	$10,162

Income before income taxes FTE (non-GAAP)	$41,714	$30,088	$10,620	$13,271	$10,877
Add: impact of core deposit intangible amortization expense, before tax	5,342	5,480	5,401	5,344	5,346
Add: provision for loan losses	12,972	23,651	12,444	6,209	4,296
FTE income adjusted for impact of core deposit intangible amortization expense and provision (non-GAAP)	$60,028	$59,219	$28,465	$24,824	$20,519

Average assets	$4,705,241	$4,651,953	$4,831,070	$4,867,929	$5,175,210
Less: average goodwill and intangible assets, net of deferred tax liability related to goodwill	(52,958)	(59,977)	(66,549)	(73,074)	(79,964)
Average tangible assets (non-GAAP)	$4,652,283	$4,591,976	$4,764,521	$4,794,855	$5,095,246

Average shareholders' equity	$546,716	$583,686	$701,476	$860,691	$1,038,753
Less: average goodwill and intangible assets, net of deferred tax liability related to goodwill	(52,958)	(59,977)	(66,549)	(73,074)	(79,964)
Average tangible common equity (non-GAAP)	$493,758	$523,709	$634,927	$787,617	$958,789

Return on average assets	0.31%	0.50%	0.10%	0.19%	0.13%
Return on average tangible assets (non-GAAP)	0.38%	0.57%	0.17%	0.26%	0.20%
Return on average tangible assets before provision for loan losses and taxes FTE (non-GAAP)	1.29%	1.29%	0.60%	0.52%	0.40%
Return on average equity	2.67%	3.95%	0.70%	1.07%	0.67%
Return on average tangible common equity (non-GAAP)	3.61%	5.04%	1.29%	1.58%	1.06%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
Interest income	$164,421	$160,448	$171,407	$184,662	$195,475
Add: impact of taxable equivalent adjustment	5,852	4,081	2,695	930	—
Interest income FTE (non-GAAP)	$170,273	$164,529	$174,102	$185,592	$195,475

Net interest income	$146,306	$145,640	$156,945	$170,249	$178,961
Add: impact of taxable equivalent adjustment	5,852	4,081	2,695	930	—
Net interest income FTE (non-GAAP)	$152,158	$149,721	$159,640	$171,179	$178,961

Average earning assets	$4,353,320	$4,290,171	$4,439,139	$4,446,903	$4,698,552
Yield on earning assets	3.78%	3.75%	3.86%	4.15%	4.16%
Yield on earning assets FTE (non-GAAP)	3.91%	3.84%	3.92%	4.17%	4.16%
Net interest margin	3.36%	3.39%	3.54%	3.83%	3.81%
Net interest margin FTE (non-GAAP)	3.50%	3.49%	3.60%	3.85%	3.81%

Adjusted Financial Results

As of and for the
year ended
December 31, 2017
Adjustments to net income:
Net income	$14,579
Adjustments (non-GAAP)(1)	20,430
Adjusted net income (non-GAAP)	$35,009

Adjustments to income per share:
Income per share	$0.53
Adjustments (non-GAAP)(1)	0.73
Adjusted income per share - diluted (non-GAAP)(1)	$1.26

Adjustments to return on average tangible assets:
Adjusted net income (non-GAAP)(1)	$35,009
Add: impact of core deposit intangible amortization expense, after tax	3,259
Net income adjusted for impact of core deposit intangible amortization expense, after tax(1)	38,268
Average tangible assets (non-GAAP)	4,652,283
Adjusted return on average tangible assets (non-GAAP)	0.82%

Adjustments to return on average tangible common equity:
Net income adjusted for impact of core deposit intangible amortization expense, after tax(1)	$38,268
Average tangible common equity (non-GAAP)	493,758
Adjusted return on average tangible common equity (non-GAAP)	7.75%

(1) Adjustments:
Non-interest expense adjustments:
Acquisition-related	$2,691
Special bonus accrual	491
Total pre-tax adjustments (non-GAAP)	3,182
Collective tax expense impact	(1,209)
Deferred tax asset re-measurement	18,457
Adjustments (non-GAAP)	$20,430

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the years ended December 31, 2017, 2016, and 2015, and with the other financial and statistical data presented in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and should be read herewith.

On December 31, 2015, our bank subsidiary converted to a Colorado state-chartered bank and changed its name from NBH Bank, N.A. to NBH Bank. All references to NBH Bank should be considered synonymous with references to NBH Bank, N.A. prior to the conversion and name change.

All amounts are in thousands, except share data, or as otherwise noted.

Overview

Our focus is on building strong banking relationships with small to medium-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We believe that our established presence in core markets that are outperforming national averages positions us well for growth opportunities. As of December 31, 2017, we had $4.8 billion in assets, $3.2 billion in loans, $4.0 billion in deposits and $0.5 billion in equity.

Operating Highlights and Key Challenges

Increased profitability and returns

•

Net income was $14.6 million, or $0.53 per diluted share, for 2017 compared to net income of $23.1 million, or $0.79 per diluted share, for 2016. Net income during 2017 included a non-cash deferred tax asset re-measurement charge of $18.5 million and $3.2 million in one-time expenses primarily related to the acquisition of Peoples. Adjusting for these items, net income would have been $35.0 million, or $1.26 per diluted share.

•	The return on average tangible assets was 0.38% for 2017 compared to 0.57% for 2016. Adjusting for the one-time expense items above, the return on average tangible assets was 0.82% for 2017.
•

The return on average tangible common equity was 3.61% for 2017 compared to 5.04% for 2016. Adjusting for the one-time expense items above, the return on average tangible common equity was 7.75% for 2017.

Strategic execution

•	Grew non 310-30 loan outstandings to $3.1 billion, an increase of $343.3 million, or 12.6%, since prior year.
•

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans and all concentration levels remain well below our self-imposed limits.

•

Continued to build and deepen relationships with our clients resulting in strong deposit growth, particularly average demand deposits which grew 7.8%, adjusting for banking center divestitures, since December 31, 2016.

•

Maintained strong expense management, decreasing expenses $76 million, or 36%, during the past five years, adjusted for $3.2 million in one-time expenses primarily related to the acquisition of Peoples.

•

Completed the acquisition of Peoples on January 1, 2018, which further strengthens the NBH franchise in the attractive and growing markets along the Colorado Front Range and the greater Kansas City region. The transaction is valued at $146.4 million and adds an estimated $868 million in assets, $544 million in loans held for investment and $730 million of low-cost deposits. The aggregate consideration of $146.4 million consists of $36.2 million in cash and the remainder in 3,398,477 share of NBHC common stock. The system conversion for this transaction was completed in the first quarter of 2018.

Loan portfolio

•

Total loans ended the year at $3.2 billion and increased $318.0 million, or 11.1%, since December 31, 2016, driven by new loan originations of $879.2 million, led by commercial and industrial loan originations of $515.4 million.

•	Non 310-30 loans increased $343.3 million, or 12.6%, led by commercial and industrial loans increasing 28.0% since December 31, 2016.
•	Successfully exited $25.2 million, or 17.3%, of the remaining acquired 310-30 loan portfolio, since December 31, 2016.
•

Peoples adds complementary portfolio loans held for investment of an estimated $544 million, represented by diverse industries with all pro-forma concentration levels well below our self-imposed limits.

Credit quality

•

Credit quality improved, as 90 days past due and non-accruing loans were 0.69% of total loans at December 31, 2017 compared to 1.13% at December 31, 2016. Non-performing assets to total loans and OREO totaled 0.99% at December 31, 2017 compared to 1.61% at December 31, 2016.

•	Net charge-offs on non 310-30 loans totaled 0.38%, or 0.12% excluding the energy portfolio, compared to 0.85% in the prior year, or 0.10% excluding the energy portfolio.
•

Provision for loan loss expense on non 310-30  loans totaled $13.1 million compared to $24.5 million in the prior year, a decrease of $11.4 million driven entirely by a reduction in the provision for energy loans.

Client deposit funded balance sheet

•

Total deposits averaged $4.0 billion during the fourth quarter of 2017, increasing $273.5 million, or 7.3%, compared to the fourth quarter of 2016, adjusting for the banking center divestitures in the second quarter of 2017.

•

Demand deposits averaged $933.7 million during the fourth quarter of 2017 and grew $111.8 million, or 13.6%, compared to the fourth quarter of 2016, adjusting for the banking center divestitures in the second quarter of 2017.

•

Transaction deposits increased $263.1 million, or 10.0%, for the fourth quarter of 2017 compared to the fourth quarter of 2016, adjusting for the banking center divestitures in the second quarter of 2017.

•	Time deposits averaged $1.1 billion during the fourth quarter of 2017, increasing $10.4 million, compared to the fourth quarter of 2016, on an adjusted basis.
•	The mix of transaction deposits to total deposits improved to 71.9% from 69.7% at December 31, 2016.
•	Cost of deposits totaled 0.41%, increasing from 0.36% in the prior year, due to higher cost of savings, money market and time deposits.
•	Peoples adds low cost deposits of an estimated $730 million, with over 90% in transaction deposits. Pro-forma cost of deposits including Peoples would have been 0.37% during 2017.

Revenues

•	Fully taxable equivalent (FTE) net interest income totaled $152.2 million and increased $2.4 million, or 1.6%.
•

The FTE net interest margin widened 0.01% to 3.50% from 2016 as the yield on earning assets increased 0.07%, led by a 0.27% increase in the originated portfolio yields, mostly offset by lower levels of income on high-yielding 310-30 loans and an increase in the cost of deposits of 0.05%.

•	Non-interest income totaled $39.2 million, decreasing $0.8 million from prior year due to lower gain on sale of mortgages of $0.7 million from lower volumes.

Expenses

•	Non-interest expense totaled $136.7 million, representing an increase of $0.7 million from prior year, due to $3.2 million of one-time expenses primarily related to the Peoples acquisition.
•

Income tax expense totaled $21.3 million and included an $18.5 million non-cash one-time charge primarily related to the deferred tax asset re-measurement, partially offset by $4.2 million in tax benefits from stock compensation activity. Without these discrete items, tax expense would have been $7.1 million, an effective tax rate of 19.7%.

Strong capital position

•

Capital ratios are strong as our capital position remains in excess of federal bank regulatory thresholds. As of December 31, 2017, our consolidated tier 1 leverage ratio was 9.8% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 12.9%.

•

At December 31, 2017, common book value per share was $19.81, while tangible common book value per share was $17.94 and $18.89 after consideration of the excess accretable yield value of $0.95 per share. The deferred tax re-measurement charge impacted the tangible common book value per share by $0.69.

•	Since early 2013, we have repurchased 26.6 million shares, or 50.9% of then outstanding shares, at an attractive weighted average price of $20.03 per share.

Key Challenges

There are a number of significant challenges confronting us and our industry. In our short history, we primarily have acquired distressed financial institutions, and sought to rebuild them and implement operational efficiencies across the enterprise as a whole. We face continual challenges implementing our business strategy, including growing the assets and deposits of our business amidst intense competition, particularly for loans and deposits, low interest rates, changes in the regulatory environment and identifying and consummating disciplined merger and acquisition opportunities in a very competitive environment.

General economic conditions continued to improve in 2017. Residential real estate values have largely recovered from their lows and commercial real estate property fundamentals continued to improve in our markets and nationally across all property types and classes. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

Oil and gas prices began a steep decline in November 2014 and have remained historically low throughout 2017. While there have been job losses related to the energy sector, employment rates and job creation have trended favorably as other industry sectors have offset declines in energy. Nevertheless, the direct impact on the energy sector has been profound and we have experienced credit deterioration and credit losses in our energy loan portfolio. Energy loans comprised only 1.8% of our total loans; however, prolonged or further pricing pressure on oil and gas could lead to additional credit stress in our energy portfolio.

The agriculture industry is in the third year of depressed commodity prices. Our agriculture portfolio is only 4.4% of total loans and is well-diversified across crop and livestock types. We have maintained prudent client selectivity, leading to agriculture clients possessing low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our non 310-30 loans outstanding portfolio at December 31, 2017 totaled $3.1 billion, representing an increase of $343.3 million, or 12.6% compared to December 31, 2016, due to $879.2 million in loan originations, partially offset by loan paydowns and payoffs during 2017. Our acquired loans have produced higher yields than our originated loans, due to accretion of fair value adjustments. During 2017, our weighted average rate on loan originations at the time of origination was 4.10% (fully taxable equivalent), compared to the weighted average yield of our total loan portfolio of 4.71% (fully taxable equivalent) and the weighted average rate on loan originations of 4.06% (fully taxable equivalent) for the year ended December 31, 2017. Downward pressure on the yields of our total loan portfolio will continue to the extent that our originated loan portfolio does not provide sufficient yields to replace the high yields on the acquired loan portfolio as they pay down or pay off. Fully taxable equivalent net interest income reached an inflection point in the second quarter of 2017 and continued during the fourth quarter of 2017 as the yields and volumes of originated loans outpaced the decrease in higher yielding acquired loan balances. The inflection point was driven by both the strong new loan originations as well as the short-term market rate increases in 2017. Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans.

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

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the accounting for acquired loans and the determination of the ALL. These critical accounting policies and estimates are summarized below, and are further analyzed with other significant accounting policies in note 2 – Summary of Significant Accounting Policies in the notes to our consolidated financial statements for the year ended December 31, 2017.

Accounting for Acquired Loans

Included in our loan portfolio are originated loans and acquired loans. The estimated fair values of acquired loans at the acquisition date are based on a discounted cash flow methodology that considers various factors, including the type of loan or pool of loans with similar characteristics, and related collateral, classification status, fixed or variable interest rate, maturity and any prepayment terms of the loan, whether or not the loan is amortizing, and a discount rate reflecting our assessment of risk inherent in the cash flow estimates. The determination of the fair value of acquired loans takes into account credit quality deterioration and probability of loss, and as a result the related allowance for loan losses is not carried forward at the time of acquisition.

A significant portion of the loans acquired in the Hillcrest Bank, Bank of Choice, and Community Banks of Colorado acquisitions had deteriorated credit quality at the date of acquisition and management accounted for all loans acquired through these acquisitions under ASC 310-30 (with the exception of loans with revolving privileges, which were outside the scope of ASC 310-30). These loans are grouped into pools based on purpose and/or type of loan, geography and risk rating, and take into account the sources of repayment and collateral. Each pool is accounted for as a single loan for which the integrity is maintained throughout the life of the asset. When a pool exhibits evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in the expected future cash flows compared to the contractual amount due is recognized as a non-accretable difference. Any excess of the expected future cash flows over the acquisition date fair value is known as the accretable discount, or accretable yield, and through accretion is recognized as interest income over the remaining life of the respective pool. Contractual fees not expected to be collected are not included in ASC 310-30 contractual cash flows. Should fees be subsequently collected, the cash flows are accounted for as non 310-30 fee income in the period they are received. Loans that meet the criteria for non-accrual of interest at the time of acquisition may be considered performing at and subsequent to acquisition, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected.  If the timing and expected cash flows of a pool cannot be reasonably estimated, that pool may be placed on non-accrual status, the accretion of income will cease, and interest income will be recognized on a cash basis. In addition, a pool will be accounted for on a cash basis to the extent the remaining discount on the pool is equal its unpaid principal balance.

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

Financial Condition

Total assets increased to $4.8 billion at December 31, 2017 from $4.6 billion at December 31, 2016. Total loans were $3.2 billion at December 31, 2017, and grew $318.0 million, or 11.1% from December 31, 2016. Non 310-30 loan outstandings totaled $3.1 billion and increased $343.3 million, or 12.6%, from December 31, 2016. We originated $879.2 million of loans during 2017, led by commercial and industrial originations of $515.4 million. The acquired 310-30 loan portfolio declined $25.2 million, or 17.3%, from December 31, 2016. Cash and cash equivalents totaled $257.4 million and increased $104.6 million, or 68.5%, from December 31, 2016 due to strong deposit balances. The investment securities portfolio decreased $102.6 million, or 8.4%, to $1.1 billion at December 31, 2017, due to paydowns within the portfolio.  OREO decreased $5.2 million or 33.0%, as we continue to resolve problem assets. During 2017, lower cost demand, savings, and money market ("transaction") deposits increased $164.9 million, or 6.1%, excluding the four banking center divestitures during the second quarter of 2017, while time deposits decreased $54.0 million, or 4.6%, as we continued to focus on developing long-term banking relationships with clients.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $855.3 million at December 31, 2017, compared to $884.2 million at December 31, 2016, a decrease of $28.9 million, or 3.3%. During 2017 and 2016, maturities and pay downs of available-for-sale securities totaled $224.3 million and $275.5 million, respectively. Purchases of available-for-sale securities during 2017 and 2016 totaled $202.7 million and $4.9 million, respectively.

Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated:

	December 31, 2017				December 31, 2016
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$167,269	$168,648	19.8%	2.39%	$223,781	$227,160	25.8%	2.31%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	702,107	685,230	80.1%	1.93%	666,616	652,739	73.8%	1.71%
Municipal securities	1,054	1,048	0.1%	2.60%	3,921	3,914	0.4%	3.34%
Other securities	419	419	0.0%	0.00%	419	419	0.0%	0.00%
Total investment securities available-for-sale	$870,849	$855,345	100.0%	2.02%	$894,737	$884,232	100.0%	1.86%

As of December 31, 2017 and 2016, generally the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At December 31, 2017 and 2016, adjustable rate securities comprised 4.9% and 6.7%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.18% per annum and 1.97% per annum at December 31, 2017 and 2016, respectively.

The available-for-sale investment portfolio included $18.2 million and $16.5 million of gross unrealized losses at December 31, 2017 and 2016, respectively, which were partially offset by $2.7 million and $6.0 million of gross unrealized gains, respectively. We believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

 Held-to-maturity

At December 31, 2017, we held $258.7 million of held-to-maturity investment securities, compared to $332.5 million at December 31, 2016, a decrease of $73.8 million, or 22.2%. The Company did not purchase any held-to-maturity securities during 2017 or 2016.

Held-to-maturity investment securities are summarized as follows as of the date indicated:

	December 31, 2017				December 31, 2016
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$204,352	$204,048	79.0%	3.23%	$263,411	$264,862	79.2%	3.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	54,378	52,723	21.0%	1.66%	69,094	67,711	20.8%	1.68%
Total investment securities held-to-maturity	$258,730	$256,771	100.0%	2.90%	$332,505	$332,573	100.0%	2.91%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $256.8 million and $332.6 million, at December 31, 2017 and 2016, respectively, and included $2.0 million of net unrealized losses and $0.1 million of net unrealized gains for the respective periods.

Loans Overview

At December 31, 2017, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our five acquisitions to date. As discussed in note 2 to our consolidated financial statements, in accordance with applicable accounting guidance, all acquired loans are recorded at fair value at the date of acquisition, and an allowance for loan losses is not carried over with the loans but, rather, the fair value of the loans encompasses both credit quality and contractual interest rate considerations. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC 310-30.  Management accounted for all loans acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions under ASC 310-30, with the exception of loans with revolving privileges, which were outside the scope of ASC 310-30. In our Bank Midwest transaction, we did not acquire all of the loans of the former Bank Midwest but, rather, selected certain loans based upon specific criteria of performance, adequacy of collateral, and loan type that were performing at the time of acquisition. As a result, none of the loans acquired in the Bank Midwest transaction are accounted for under ASC 310-30. None of the loans acquired in the Pine River transaction are accounted for under ASC 310-30.

The table below shows the loan portfolio composition and the breakout of the portfolio between ASC 310-30 loans and non 310-30 loans at the respective dates:

			2017 vs 2016
	December 31, 2017	December 31, 2016	% Change
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,376,022	$1,074,696	28.0%
Owner occupied commercial real estate	272,753	221,544	23.1%
Agriculture	138,895	134,637	3.2%
Energy	57,460	90,273	(36.3)%
Total commercial	1,845,130	1,521,150	21.3%
Commercial real estate non-owner occupied	485,141	437,642	10.9%
Residential real estate	703,478	728,361	(3.4)%
Consumer	24,575	27,916	(12.0)%
Total loans excluded from ASC 310-30	3,058,324	2,715,069	12.6%
Loans accounted for under ASC 310-30:
Commercial	29,475	39,280	(25.0)%
Commercial real estate non-owner occupied	77,908	89,150	(12.6)%
Residential real estate	12,759	16,524	(22.8)%
Consumer	481	898	(46.4)%
Total loans accounted for under ASC 310-30	120,623	145,852	(17.3)%
Total loans	$3,178,947	$2,860,921	11.1%

Our loan portfolio totaled $3.2 billion at December 31, 2017, increasing 318.0 million, or 11.1%, year-over-year on the strength of $879.2 million in loan originations between the two periods. The strong originations were the result of continued market penetration. Non 310-30 loan outstandings totaled $3.1 billion representing an increase of $343.3 million, or 12.6%, year-over-year, led by a 21.3% increase in total commercial loans. The acquired 310-30 loan portfolio declined $25.2 million, or 17.3%, from December 31, 2016.

We have successfully generated new relationships with small to medium-sized businesses and consumers, experiencing particularly strong loan growth in our commercial and industrial portfolio, which at December 31, 2017, was comprised of diverse industry segments. These segments included public administration-related loans of $396.3 million, finance and insurance-related loans of $263.9 million, health care related loans of $143.3 million, manufacturing-related loans of $88.2 million, and a variety of smaller subcategories of commercial and industrial loans.

Non-owner occupied CRE loans were 111.0% of the Company’s risk based capital, or 17.5% of total loans, and no specific property type comprised more than 5.0% of total loans. The Company maintains very little exposure to retail properties, comprising just 2.3% of total loans. Multi-family loans totaled $26.9 million, or less than 1.0% of total loans as of December 31, 2017. Agriculture loans were 29.5% of the Company’s risk based capital and 4.4% of total loans, and are well-diversified across crop and livestock types.

The table below shows the geographic breakout of our loan portfolio at December 31, 2017 and 2016, based on the domicile of the borrower or, in the case of collateral-dependent loans, the geographical location of the collateral:

	December 31, 2017		December 31, 2016
		Percent of		Percent of
	Loan balance	loan portfolio	Loan balance	loan portfolio
Colorado	$1,343,144	42.3%	$1,188,155	41.5%
Missouri	577,887	18.2%	595,964	20.8%
Texas	331,003	10.4%	296,539	10.4%
Kansas	247,969	7.8%	245,059	8.6%
New York	90,730	2.8%	—	0.0%
California	89,560	2.8%	90,643	3.2%
Other	498,654	15.7%	444,561	15.5%
Total	$3,178,947	100.0%	$2,860,921	100.0%

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $879.2 million over the past twelve months, led by commercial and industrial loan originations of $515.4 million. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income. The following tables represent new loan originations during 2017 and 2016:

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2017	2017	2017	2017	2017
Commercial:
Commercial and industrial	$167,699	$73,917	$159,340	$114,414	$515,370
Owner occupied commercial real estate	8,937	32,787	6,899	16,988	65,611
Agriculture	14,050	3,335	16,696	(3,644)	30,437
Energy	(8,121)	(6,993)	9,120	(81)	(6,075)
Total commercial	182,565	103,046	192,055	127,677	605,343
Commercial real estate non-owner occupied	21,323	46,654	47,312	36,962	152,251
Residential real estate	25,995	28,471	26,979	29,616	111,061
Consumer	1,815	3,122	3,233	2,378	10,548
Total	$231,698	$181,293	$269,579	$196,633	$879,203

Included in originations are net fundings under revolving lines of credit of $65,686, $(12,804), $68,305 and $33,397 as of the fourth quarter 2017, third quarter 2017, second quarter 2017 and first quarter 2017, respectively.

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

Included in originations are net fundings under revolving lines of credit of $18,670, $26,959,  $85,345 and $9,565 as of the fourth quarter 2016, third quarter 2016, second quarter 2016 and first quarter 2016, respectively. Residential real estate loan originations decreased $195.1 million during 2017 when compared to 2016, due to the Company no longer including loans held for sale in its definition of originated.

The tables below show the contractual maturities of our loans for the dates indicated:

	December 31, 2017
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$83,314	$551,567	$745,746	$1,380,627
Owner occupied commercial real estate	18,044	115,421	156,306	289,771
Agriculture	14,513	102,390	29,845	146,748
Energy	25,970	31,489	—	57,459
Total commercial	141,841	800,867	931,897	1,874,605
Commercial real estate non-owner occupied	118,980	316,242	127,827	563,049
Residential real estate	6,820	38,824	670,593	716,237
Consumer	5,909	15,014	4,133	25,056
Total loans	$273,550	$1,170,947	$1,734,450	$3,178,947

	December 31, 2016
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$68,485	$455,444	$559,421	$1,083,350
Owner occupied commercial real estate	18,887	92,739	131,434	243,060
Agriculture	22,146	92,269	29,332	143,747
Energy	18,840	71,433	—	90,273
Total commercial	128,358	711,885	720,187	1,560,430
Commercial real estate non-owner occupied	126,784	279,135	120,873	526,792
Residential real estate	9,554	35,506	699,825	744,885
Consumer	5,529	18,164	5,121	28,814
Total loans	$270,225	$1,044,690	$1,546,006	$2,860,921

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of non 310-30 loans with maturities over one year is as follows at the dates indicated:

	December 31, 2017
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$696,224	3.34%	$597,253	4.14%	$1,293,477	3.71%
Owner occupied commercial real estate	125,821	4.20%	133,408	4.26%	259,229	4.39%
Agriculture	35,605	4.70%	89,487	4.42%	125,092	4.50%
Energy	132	4.37%	31,357	4.57%	31,489	4.57%
Total commercial	857,782	3.57%	851,505	4.20%	1,709,287	3.89%
Commercial real estate non-owner occupied	161,846	4.42%	237,772	4.46%	399,618	4.44%
Residential real estate	372,104	3.40%	325,227	3.94%	697,331	3.65%
Consumer	15,883	4.68%	2,805	4.59%	18,688	4.67%
Total loans with > 1 year maturity	$1,407,615	3.64%	$1,417,309	4.19%	$2,824,924	3.91%

	December 31, 2016
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$544,464	3.25%	$464,713	3.80%	$1,009,177	3.50%
Owner occupied commercial real estate	114,513	4.13%	92,535	4.32%	207,048	4.41%
Agriculture	41,373	4.62%	72,140	3.68%	113,513	4.02%
Energy	7,174	0.93%	64,259	3.60%	71,433	3.05%
Total commercial	707,524	3.46%	693,647	3.84%	1,401,171	3.65%
Commercial real estate non-owner occupied	136,965	4.51%	221,527	3.65%	358,492	3.98%
Residential real estate	402,616	3.37%	316,784	3.73%	719,400	3.53%
Consumer	19,127	4.49%	3,395	4.06%	22,522	4.42%
Total loans with > 1 year maturity	$1,266,232	3.56%	$1,235,353	3.78%	$2,501,585	3.67%

(1)

Included in commercial fixed rate loans are loans totaling $417,660 and $313,000 as of December 31, 2017 and 2016, respectively, that have been swapped to variable rates at current market pricing. Included in the commercial segment are tax exempt loans totaling $617,889 and $384,641 with a weighted average rate of 3.15% and 3.01% at December 31, 2017 and 2016, respectively.

Accretable Yield

At December 31, 2017, the accretable yield balance was $46.6 million compared to $60.5 million at December 31, 2016. We re-measure the expected cash flows quarterly for all 25 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. This re-measurement resulted in a net $8.6 million and $9.5 million reclassification from non-accretable difference to accretable yield during 2017 and 2016, respectively.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	December 31, 2017	December 31, 2016
Remaining accretable yield on loans accounted for under ASC 310-30	$46,568	$60,476
Remaining accretable fair value mark on loans not accounted for under ASC 310-30	1,771	3,236
Total remaining accretable yield and fair value mark	$48,339	$63,712

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

Asset quality is fundamental to our success and remains a strong point, driven by our disciplined adherence to out self-imposed concentration limits across industry sector and real estate property type. Accordingly, for the origination of loans, we have established a credit policy that allows for responsive, yet controlled lending with credit approval requirements that are scaled to loan size. Within the scope of the credit policy, each prospective loan is reviewed in order to determine the appropriateness and the adequacy of the loan characteristics and the security or collateral prior to making a loan. We have established underwriting standards and loan origination procedures that require appropriate documentation, including financial data and credit reports. For loans secured by real property, we require property appraisals, title insurance or a title opinion, hazard insurance and flood insurance, in each case where appropriate.

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

Non 310-30 special mention loans increased $12.5 million from December 31, 2016 due to upgrades from substandard and doubtful within the commercial and industrial sector and downgrades from pass within the commercial and industrial sector, partially offset by payoffs in the commercial and industrial and owner-occupied commercial real estate sectors. Non 310-30 substandard loans decreased $23.3 million from December 31, 2016 primarily due to paydowns and upgrades to special mention and pass within the commercial and industrial, owner-occupied commercial real estate and energy sectors. Non 310-30 doubtful loans decreased $3.9 million from December 31, 2016 due to energy loan charge-offs during the period. At December 31, 2017 there is one substandard commercial real estate non-owner occupied loan with an unpaid principal balance of $24.9 million within a pool accounted for under ASC 310-30 that is being actively worked out and may transfer to OREO in 2018.

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

Non-performing Assets

Non-performing assets consist of non-accrual loans, troubled debt restructurings on non-accrual, OREO and other repossessed assets. Non-accrual loans and troubled debt restructurings on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. During the third quarter of 2014, we revised our definition of non-performing assets and non-performing loans to exclude accruing loans 90 days past due and accruing troubled debt restructurings to more accurately align the financial metrics related to non-performing assets and non-performing loans with our financial results. Prior period information has been modified for this revision. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during 2017, 2016 and 2015 was $1.5 million, $2.6 million and $1.4 million, respectively.

All loans accounted for under ASC 310-30 were classified as performing assets at December 31, 2017, as the future cash flows on the loan pools were considered estimable. While individual loans making up the pools may be accounted for on a cost recovery basis, the cash flows on the loan pools are considered estimable and, therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loan pools accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented:

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Non-accrual loans:
Commercial:
Commercial and industrial	$3,747	$1,160	$942	$221	$15,572
Owner occupied commercial real estate	3,336	2,054	954	385	467
Agriculture	2,003	297	1,904	130	153
Energy	—	6,517	—	—	—
Total commercial	9,086	10,028	3,800	736	16,192
Commercial real estate non-owner occupied	784	66	407	222	1,131
Residential real estate	3,846	3,875	3,617	2,845	3,437
Consumer	29	40	30	37	10
Total non-accrual loans, excluding restructured loans	13,745	14,009	7,854	3,840	20,770
Restructured loans on non-accrual:
Commercial:
Commercial and industrial	4,020	7,527	3,888	3,994	535
Owner occupied commercial real estate	143	2	319	458	225
Agriculture	—	1,608	81	365	—
Energy	1,645	6,128	12,009	—	—
Total commercial	5,808	15,265	16,297	4,817	760
Commercial real estate non-owner occupied	—	—	815	—	169
Residential real estate	1,336	1,301	679	1,966	2,408
Consumer	111	142	2	190	237
Total restructured loans on non-accrual	7,255	16,708	17,793	6,973	3,574
Total non-performing loans	21,000	30,717	25,647	10,813	24,344
OREO	10,491	15,662	20,814	29,120	70,125
Other repossessed assets	—	—	894	849	1,086
Total non-performing assets	$31,491	$46,379	$47,355	$40,782	$95,555
Loans 90 days or more past due and still accruing interest	$150	$—	$166	$263	$129
Accruing restructured loans	$8,461	$5,766	$8,403	$19,275	$11,605
ALL	$31,264	$29,174	$27,119	$17,613	$12,521
Total non-performing loans to total loans	0.66%	1.07%	0.99%	0.50%	1.31%
Loans 90 days or more past due and still accruing interest to total loans	0.00%	0.00%	0.01%	0.01%	0.01%
Total non-performing assets to total loans and OREO	0.99%	1.61%	1.81%	1.86%	4.97%
ALL to non-performing loans	148.88%	94.98%	105.74%	162.89%	51.43%

During 2017, total non-performing loans decreased $9.7 million, or 31.6%, from December 31, 2016 due to charge-offs of two energy loans totaling $7.5 million and one commercial and industrial loan totaling $2.5 million. In addition, one previously identified energy loan of $2.2 million at December 31, 2017 was placed back on accrual during the third quarter of 2017. These decreases were offset by one commercial and industrial loan totaling $3.7 million placed on non-accrual during the fourth quarter of 2017. During 2017, accruing TDRs increased $2.7 million primarily due to increases in the commercial segment totaling $3.3 million, partially offset by decreases of $0.5 million in the residential real estate segment. During 2017, $1.8 million of loans were foreclosed or otherwise repossessed and transferred to OREO and $10.4 million of OREO was sold resulting in a net gain of $4.2 million. OREO write-downs of $0.8 million were recorded during 2017.

Total non-performing assets to total loans and OREO was 0.99% and 1.61% at December 31, 2017 and 2016, respectively. Included in this ratio at December 31, 2017 are acquired non-performing loans and OREO of 0.46% compared to 0.71% at December 31, 2016. Acquired OREO has been a source of income for the Company as net OREO gains totaled $4.2 million and $4.4 million for the years ended December 31, 2017 and 2016, respectively. In addition, the ratio includes 0.05% and 0.44% of non-performing energy loans at December 31, 2017 and 2016, respectively. The remaining non-performing assets to total loans and OREO was 0.48% at December 31, 2017 and 0.46% and December 31, 2016.

The following table represents the carrying value of our accruing and non-accrual loans compared to the unpaid principal balance ("UPB") as of December 31, 2017:

	Accruing			Non-accrual			Total
	Unpaid		Carrying	Unpaid		Carrying	Unpaid		Carrying
	principal	Carrying	value/	principal	Carrying	value/	principal	Carrying	value/
	balance	value	UPB	balance	value	UPB	balance	value	UPB
Non ASC 310-30 loans
Commercial:
Commercial and industrial	$1,368,740	$1,368,255	99.9%	$11,678	$7,767	66.5%	$1,380,418	$1,376,022	99.7%
Owner occupied commercial real estate	270,039	269,275	99.7%	3,745	3,478	92.9%	273,784	272,753	99.6%
Agriculture	137,353	136,892	99.7%	2,041	2,003	98.1%	139,394	138,895	99.6%
Energy	56,267	55,815	99.2%	6,269	1,645	26.2%	62,536	57,460	91.9%
Total commercial	1,832,399	1,830,237	99.9%	23,733	14,893	62.8%	1,856,132	1,845,130	99.4%
Commercial real estate non-owner occupied	486,154	484,357	99.6%	830	784	94.5%	486,984	485,141	99.6%
Residential real estate	699,305	698,295	99.9%	6,031	5,183	85.9%	705,336	703,478	99.7%
Consumer	24,435	24,435	100.0%	145	140	96.6%	24,580	24,575	99.9%
Total non ASC 310-30 loans	3,042,293	3,037,324	99.8%	30,739	21,000	68.3%	3,073,032	3,058,324	99.5%
ASC 310-30 loans
Commercial	42,468	29,475	69.4%	—	—	0.0%	42,468	29,475	69.4%
Commercial real estate non-owner occupied	83,753	77,908	93.0%	—	—	0.0%	83,753	77,908	93.0%
Residential real estate	18,728	12,759	68.1%	—	—	0.0%	18,728	12,759	68.1%
Consumer	3,575	481	13.5%	—	—	0.0%	3,575	481	13.5%
Total loans accounted for under ASC 310-30	148,524	120,623	81.2%	—	—	0.0%	148,524	120,623	81.2%
Total loans	$3,190,817	$3,157,947	99.0%	$30,739	$21,000	68.3%	$3,221,556	$3,178,947	98.7%

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans that are 90 days or more past due and not accounted for under ASC 310-30 are put on non-accrual status unless the loan is well secured and in the process of collection. The table below shows the past due status of loans not accounted for under ASC 310-30, based on contractual terms of the loans as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Loans 30-89 days past due and still accruing interest	$3,681	$2,296
Loans 90 days past due and still accruing interest	150	—
Non-accrual loans	21,000	30,717
Total past due and non-accrual loans	$24,831	$33,013
Total 90 days past due and still accruing interest and non-accrual loans to total non 310-30 loans	0.69%	1.13%
Total non-accrual loans to total non 310-30 loans	0.69%	1.13%
% of total past due and non-accrual loans that carry fair value marks	14.66%	10.75%

Loans 30-89 days past due and still accruing interest increased $1.4 million from December 31, 2016 to December 31, 2017 and loans 90 days or more past due and still accruing interest increased $0.2 million from December 31, 2016 to December 31, 2017, for a collective increase in total past due loans of $1.6 million. Non-accrual loans decreased $9.7 million at December 31, 2017 compared to December 31, 2016, further described within the Non-Performing Assets discussion of Management’s Discussion and Analysis. There were no ASC 310-30 loan pools past due or on non-accrual at December 31, 2017 or 2016.

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

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During 2017 and 2016, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

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

In evaluating the loan portfolio for an appropriate ALL level, unimpaired loans are grouped into segments based on broad characteristics such as primary use and underlying collateral. During 2016, the Company updated the loan classifications in its allowance for loan losses model to include owner occupied commercial real estate and agriculture within the commercial loan segment and present energy as its own loan class within the commercial segment. The prior periods presentations have been reclassified to conform to the current period presentation. We have identified four primary loan segments that are further stratified into eleven loan classes to provide more granularity in analyzing loss history and to allow for more definitive qualitative adjustments based upon specific factors affecting each loan class. Following are the loan classes within each of the four primary loan segments:

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

Non 310-30 ALL

During 2017, we recorded  $13.1 million of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects reserves to support loan growth and specific reserves on certain non-performing loans. Net charge-offs for non ASC 310-30 loans during 2017 totaled $10.9 million and were primarily due to two energy loans totaling $7.5 million and one commercial and industrial loan totaling $2.5 million. Specific reserves on impaired loans totaled $1.5 million at December 31, 2017.

During 2016, we recorded $24.5 million of provision for loan losses for loans not accounted for under ASC 310-30, which primarily reflects specific reserves on certain non-performing loans and reserves to support loan growth. The 2016 provision was driven by loan growth and an increase in the energy sector provision of $18.9 million. Net charge-offs for non ASC 310-30 loans during 2016 totaled $21.5 million and were driven by $19.1 million of energy sector loans. Specific reserves on impaired loans totaled $2.4 million at December 31, 2016.

310-30 ALL

During 2017, loans accounted for under ASC 310-30 had $154 thousand of recoupment. The recoupment was due to an improvement of expected future cash flows during the period.

During 2016, loans accounted for under ASC 310-30 had $805 thousand of recoupment. The recoupment was driven by cash flow improvements on a previously impaired agriculture pool.

Total ALL

After considering the above mentioned factors, we believe that the ALL of $31.3 million and $29.2 million is adequate to cover probable losses inherent in the loan portfolio at December 31, 2017 and 2016, respectively. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ALL during the periods listed.

	As of and for the years ended
	December 31, 2017			December 31, 2016			December 31, 2015
	ASC	Non		ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30		310-30	310-30
	loans	loans	Total	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$225	$28,949	$29,174	$1,077	$26,042	$27,119	$721	$16,892	$17,613
Charge-offs:
Commercial	—	(10,342)	(10,342)	—	(20,684)	(20,684)	—	(1,911)	(1,911)
Commercial real estate non-owner occupied	—	—	—	(41)	(280)	(321)	—	(222)	(222)
Residential real estate	—	(236)	(236)	—	(408)	(408)	—	(208)	(208)
Consumer	—	(737)	(737)	(6)	(771)	(777)	(10)	(1,196)	(1,206)
Total charge-offs	—	(11,315)	(11,315)	(47)	(22,143)	(22,190)	(10)	(3,537)	(3,547)
Recoveries	—	433	433	—	594	594	—	609	609
Net charge-offs	—	(10,882)	(10,882)	(47)	(21,549)	(21,596)	(10)	(2,928)	(2,938)
(Recoupment) provision for loan loss	(154)	13,126	12,972	(805)	24,456	23,651	366	12,078	12,444
Ending allowance for loan losses	$71	$31,193	$31,264	$225	$28,949	$29,174	$1,077	$26,042	$27,119
Ratio of net charge-offs to average total loans during the period, respectively	0.00%	0.38%	0.36%	0.03%	0.85%	0.80%	0.01%	0.36%	0.12%
Ratio of ALL to total loans outstanding at period end, respectively	0.06%	1.02%	0.98%	0.15%	1.07%	1.02%	0.53%	1.09%	1.05%
Ratio of ALL to total non-performing loans at period end, respectively	0.00%	148.54%	148.88%	0.00%	94.24%	94.98%	0.00%	101.54%	105.74%
Total loans	$120,623	$3,058,324	$3,178,947	$145,852	$2,715,069	$2,860,921	$202,830	$2,384,843	$2,587,673
Average total loans outstanding during the period	$132,130	$2,897,316	$3,029,446	$170,330	$2,530,464	$2,700,794	$209,268	$2,323,527	$2,532,795
Non-performing loans	$—	$21,000	$21,000	$—	$30,717	$30,717	$—	$25,647	$25,647

	As of and for the years ended
	December 31, 2014			December 31, 2013
	ASC	Non		ASC	Non
	310-30	310-30		310-30	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$1,280	$11,241	$12,521	$4,652	$10,728	$15,380
Charge-offs:
Commercial	(3)	(507)	(510)	(717)	(1,654)	(2,371)
Commercial real estate non-owner occupied	—	—	—	(2,801)	(943)	(3,744)
Residential real estate	—	(739)	(739)	(623)	(882)	(1,505)
Consumer	(36)	(783)	(819)	—	(1,001)	(1,001)
Total charge-offs	(39)	(2,029)	(2,068)	(4,141)	(4,480)	(8,621)
Recoveries	—	951	951	—	1,466	1,466
Net charge-offs	(39)	(1,078)	(1,117)	(4,141)	(3,014)	(7,155)
(Recoupment) provision for loan loss	(520)	6,729	6,209	769	3,527	4,296
Ending allowance for loan losses	$721	$16,892	$17,613	$1,280	$11,241	$12,521
Ratio of net charge-offs to average total loans during the period, respectively	0.01%	0.06%	0.05%	0.67%	0.27%	0.41%
Ratio of ALL to total loans outstanding at period end, respectively	0.26%	0.90%	0.81%	0.28%	0.80%	0.68%
Ratio of ALL to total non-performing loans at period end, respectively	0.00%	156.22%	162.89%	8.63%	118.11%	51.43%
Total loans	$279,645	$1,882,764	$2,162,409	$450,880	$1,403,214	$1,854,094
Average total loans outstanding during the period	$361,806	$1,688,197	$2,050,003	$620,709	$1,128,545	$1,749,254
Non-performing loans	$—	$10,813	$10,813	$14,827	$9,517	$24,344

The following tables present the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	December 31, 2017
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,874,605	59.0%	$21,385	68.4%
Commercial real estate non-owner occupied	563,049	17.7%	5,609	17.9%
Residential real estate	716,237	22.5%	3,965	12.7%
Consumer	25,056	0.8%	305	1.0%
Total	$3,178,947	100.0%	$31,264	100.0%

	December 31, 2016
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,560,430	54.6%	$18,821	64.6%
Commercial real estate non-owner occupied	526,792	18.4%	5,642	19.3%
Residential real estate	744,885	26.0%	4,387	15.0%
Consumer	28,814	1.0%	324	1.1%
Total	$2,860,921	100.0%	$29,174	100.0%

	December 31, 2015
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,427,420	55.2%	$17,261	63.6%
Commercial real estate non-owner occupied	442,885	17.1%	4,166	15.4%
Residential real estate	684,002	26.4%	5,281	19.5%
Consumer	33,366	1.3%	411	1.5%
Total	$2,587,673	100.0%	$27,119	100.0%

	December 31, 2014
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,092,885	50.6%	$10,384	59.0%
Commercial real estate non-owner occupied	401,636	18.6%	3,042	17.3%
Residential real estate	632,700	29.2%	3,771	21.4%
Consumer	35,188	1.6%	416	2.4%
Total	$2,162,409	100.0%	$17,613	100.0%

	December 31, 2013
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$794,023	42.9%	$6,005	48.0%
Commercial real estate non-owner occupied	423,644	22.8%	1,766	14.1%
Residential real estate	599,924	32.3%	4,259	34.0%
Consumer	36,503	2.0%	491	3.9%
Total	$1,854,094	100.0%	$12,521	100.0%

The ALL allocated to commercial loans increased to 68.4% at December 31, 2017 from 64.6% at December 31, 2016, due to loan growth partially offset by a decrease in specific reserves of $0.9 million.

Other Assets

Significant components of other assets were as follows as of the periods indicated:

			Increase (decrease)
	December 31, 2017	December 31, 2016	Amount	% Change
Bank-owned life insurance	$64,387	$62,516	$1,871	3.0%
Deferred tax asset	35,630	52,810	(17,180)	(32.5)%
Derivative asset	13,105	11,715	1,390	11.9%
Accrued interest on loans	11,784	10,020	1,764	17.6%
Accrued income taxes receivable	3,992	5,252	(1,260)	(24.0)%
Accrued interest on interest bearing bank deposits and investment securities	2,471	2,542	(71)	(2.8)%
Other miscellaneous assets	7,879	8,345	(466)	(5.6)%
Minority interest in participated other real estate owned	—	1,578	(1,578)	(100.0)%
Total other assets	$139,248	$154,778	$(15,530)	(10.0)%

Other assets totaled $139.2 million and $154.8 million at December 31, 2017 and 2016, respectively, representing a decrease of $15.5 million, or 10.0%, year-over-year. The decrease was driven by a re-measurement of the deferred tax asset as a result of “H.R.1”, known as the “Tax Cuts and Jobs Act”, which among other items reduced the federal corporate tax rate to 21% effective January 1, 2018, further discussed in note 19 of our consolidated financial statements. This decrease was partially offset by increases in bank-owned life insurance, accrued interest on loans and the derivative asset. Refer to note 20 of our consolidated financial statements for further discussion of the derivative asset.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated:

			Increase (decrease)
	December 31, 2017	December 31, 2016	Amount	% Change
Pending loan purchase settlement	$30,181	$5,063	$25,118	496.1%
Accrued expenses	16,172	13,040	3,132	24.0%
Accrued interest payable	5,776	4,973	803	16.1%
Derivative liability	3,758	3,466	292	8.4%
Other miscellaneous liabilities	15,346	10,990	4,356	39.6%
Participant interest in OREO	688	—	688	100.0%
Total other liabilities	$71,921	$37,532	$34,389	91.6%

Other liabilities totaled $71.9 million and $37.5 million at December 31, 2017 and 2016, respectively, increasing a combined $34.4 million, or 91.6%, year-over-year. Pending loan purchase settlement increased due to timing of loan settlements. Other miscellaneous liabilities increased largely due to an increase in derivative collateral reserves of $4.5 million. Accrued expenses increased $1.6 million due to increases in bonus accruals and $1.5 million in various accrued expense categories. Refer to note 20 of our consolidated financial statements for further discussion of the derivative liability.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at December 31, 2017 and 2016:

					Increase (decrease)
	December 31, 2017		December 31, 2016		Amount	% Change
Non-interest bearing demand deposits	$902,439	22.7%	$846,744	21.9%	$55,695	6.6%
Interest bearing demand deposits	474,607	11.9%	427,538	11.1%	47,069	11.0%
Savings accounts	472,852	11.9%	376,046	9.7%	96,806	25.7%
Money market accounts	1,011,611	25.4%	1,046,275	27.0%	(34,664)	(3.3)%
Total transaction deposits	2,861,509	71.9%	2,696,603	69.7%	164,906	6.1%
Time deposits < $100,000	637,789	16.0%	704,673	18.2%	(66,884)	(9.5)%
Time deposits > $100,000	480,261	12.1%	467,373	12.1%	12,888	2.8%
Total time deposits	1,118,050	28.1%	1,172,046	30.3%	(53,996)	(4.6)%
Total deposits	$3,979,559	100.0%	$3,868,649	100.0%	$110,910	2.9%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2017:

December 31, 2017
Three months or less	$80,903
Over 3 months through 6 months	61,888
Over 6 months through 12 months	129,330
Thereafter	208,140
Total time deposits > $100,000	$480,261

Total deposits increased $110.9 million during 2017. Adjusting for the banking center divestitures during the second quarter of 2017, total deposits increased $213.9 million, or 5.7% from the prior year. Money market accounts and time deposits decreased $34.7 million and $54.0 million, from December 31, 2016, respectively, driven by $19.0 million and $48.4 million sold from the banking center divestitures, respectively. The mix of transaction deposits (defined as total deposits less time deposits) to total deposits improved to 71.9% at December 31, 2017, from 69.7% at December 31, 2016, as we continued to focus on developing long-term banking relationships.

At December 31, 2017 and 2016, time deposits that were scheduled to mature within 12 months totaled $684.6 million and $788.8 million, respectively. Of the $684.6 million in time deposits scheduled to mature within 12 months at December 31, 2017, $272.1 million were in denominations of $100,000 or more, and $412.5 million were in denominations less than $100,000. Note 11 to the consolidated financial statements provides a maturity schedule of time deposits outstanding at December 31, 2017.

Other Borrowings

As of December 31, 2017 and 2016, the Company sold securities under agreements to repurchase totaling $130.5 million and $92.0 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $806.7 million. At December 31, 2017 and 2016, the Bank had $129.1 million and $25.0 million in term advances from the FHLB, respectively. The term advances have fixed rates between 1.31% - 2.33%, with maturity dates of 2018 - 2020.

Regulatory Capital

Our subsidiary bank and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At December 31, 2017 and 2016, our subsidiary bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 13 of our consolidated financial statements.

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

Overview of Results of Operations

Year ended 2017

We recorded net income of $14.6 million, or $0.53 per diluted share, during 2017, compared to net income of $23.1 million, or $0.79 per diluted share, during 2016.  Net income during 2017 included a non-cash deferred tax asset re-measurement charge of $18.5 million due to the enactment of the Tax Cuts and Jobs Act and $3.2 million in one-time expenses primarily related to the acquisition of Peoples. Adjusting for these items, net income would have been $35.0 million, or $1.26 per diluted share. Fully taxable equivalent net interest income totaled $152.2 million, representing an increase of $2.4 million from 2016.

Provision for loan loss expense on non 310-30 loans was $13.1 million during 2017, compared to $24.5 million during 2016, a decrease of $11.4 million driven entirely by a reduction in the provision for energy loans. Net charge-offs on non 310-30 loans totaled 0.38%, or 0.12% excluding the energy portfolio.

Non-interest income totaled $39.2 million during 2017, decreasing $0.8 million from 2016, due to decreases in OREO related income of $1.8 million and gain on sale of mortgages, net of $0.7 million. These decreases were partially offset by a  combined increase in services charges and bank card fees of $1.3 million and other non-interest income of $0.4 million.

Non-interest expense totaled $136.7 million during 2017, increasing $0.7 million from 2016. The increase was largely due to $3.2 million of one-time expenses primarily related to the Peoples acquisition, offset by decreases of $1.9 million in occupancy and equipment,  a $0.5 million decrease in bank card expense and a $0.5 million decrease in FDIC deposit insurance.

Income tax expense totaled $21.3 million during 2017 and included an $18.5 million non-cash deferred tax asset re-measurement charge due to the enactment of the Tax Cuts and Jobs Act, partially offset by $4.2 million in tax benefits from stock compensation activity. Without these discrete items, tax expense would have been $7.1 million, an effective tax rate of 19.7%. The lower tax rate compared to the statutory rate reflects the continued success of our tax strategies and tax exempt income in relation to pre-tax income.

Years ended 2016 and 2015

We recorded net income of $23.1 million, or $0.79 per diluted share, during 2016, compared to net income of $4.9 million, or $0.14 per diluted share, during 2015. Fully taxable equivalent net interest income totaled $149.7 million representing a decrease of $9.9 million from 2015.

Provision for loan loss expense on non 310-30 loans was $24.5 million during 2016, compared to $12.1 million during 2015, an increase of $12.4 million driven by 2016 energy sector provision of $18.9 million. Net charge-offs on non 310-30 loans totaled 0.85%, or 0.10% excluding the energy portfolio during 2016, compared to 0.12% during 2015.

Non-interest income totaled $40.0 million during 2016, compared to $21.4 million during 2015, increasing $18.6 million. Excluding the net $14.5 million of negative FDIC-related income and bargain purchase gain in the prior year, non-interest income increased $4.1 million, or 11.3%, largely due to an increase of $3.4 million in other non-interest income.

Non-interest expense totaled $136.0 million during 2016, representing a decrease of $22.0 million, or 13.9%, from the prior year. The decrease was partially due to lower telecommunications and data processing expense of $5.5 million, lower salaries and benefits of $3.3 million, lower marketing expenses of $1.8 million, lower occupancy and equipment of $1.6 million and lower professional fees of $1.0 million. Problem asset workout expense and gain on sale of OREO improved a combined $4.9 million. Additionally, 2015 included banking center consolidation related expenses of $1.4 million, and warrant liability expense of $0.1 million.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the years ended December 31, 2017, 2016 and 2015:

	For the year ended			For the year ended			For the year ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
ASC 310-30 loans	$132,130	$22,505	17.03%	$170,330	$33,256	19.52%	$237,453	$47,255	19.90%
Non 310-30 loans FTE(1)(2)(3)(4)(5)	2,905,547	120,596	4.15%	2,545,643	100,142	3.93%	2,109,152	86,693	4.11%
Investment securities available-for-sale	875,430	16,615	1.90%	1,035,679	18,991	1.83%	1,327,245	26,398	1.99%
Investment securities held-to-maturity	296,093	8,226	2.78%	382,366	10,674	2.79%	476,924	11,747	2.46%
Other securities	15,249	839	5.50%	14,975	748	4.99%	25,865	1,210	4.68%
Interest earning deposits and securities purchased under agreements to resell	128,871	1,492	1.16%	141,178	718	0.51%	262,500	799	0.30%
Total interest earning assets FTE(4)	$4,353,320	$170,273	3.91%	$4,290,171	$164,529	3.84%	$4,439,139	$174,102	3.92%
Cash and due from banks	67,993			63,513			59,526
Other assets	315,660			332,122			353,344
Allowance for loan losses	(31,732)			(33,853)			(20,939)
Total assets	$4,705,241			$4,651,953			$4,831,070
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$1,895,852	$6,003	0.32%	$1,865,225	$4,985	0.27%	$1,758,965	$4,524	0.26%
Time deposits	1,146,380	10,169	0.89%	1,177,523	8,978	0.76%	1,281,171	9,085	0.71%
Securities sold under agreements to repurchase	88,390	164	0.19%	109,246	152	0.14%	197,728	187	0.09%
Federal Home Loan Bank advances	113,433	1,779	1.57%	45,773	693	1.51%	40,000	666	1.67%
Total interest bearing liabilities	$3,244,055	$18,115	0.56%	$3,197,767	$14,808	0.46%	$3,277,864	$14,462	0.44%
Demand deposits	873,265			818,901			782,431
Other liabilities	41,205			51,587			69,299
Total liabilities	4,158,525			4,068,255			4,129,594
Shareholders' equity	546,716			583,698			701,476
Total liabilities and shareholders' equity	$4,705,241			$4,651,953			$4,831,070
Net interest income FTE(4)		$152,158			$149,721			$159,640
Interest rate spread FTE(4)			3.35%			3.38%			3.48%
Net interest earning assets	$1,109,265			$1,092,404			$1,161,275
Net interest margin FTE(4)			3.50%			3.49%			3.60%
Ratio of average interest earning assets to average interest bearing liabilities	134.19%			134.16%			135.43%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Includes originated loans with average balances of $2,779,344, $2,368,968 and $1,893,792, interest income of $106,965, $85,792 and $70,569 and tax equivalent yields of 4.06%, 3.79% and 3.87% for the years ended 2017, 2016 and 2015, respectively.

(3)

Non 310-30 loans include loans held-for-sale. Average balances during 2017, 2016 and 2015 were $8,231, $15,179 and $7,097, and interest income was $523, $830 and $589 for the same periods, respectively. Non-accrual and restructured loan balances are included in the average loan balances; however, the forgone interest on non-accrual and restructured loans is not included in the dollar amounts of interest earned.

(4)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $5,852, $4,081 and $2,695 for the years ended 2017, 2016 and 2015, respectively.

(5)	Loan fees included in interest income totaled $5,208, $4,734 and $4,253 during 2017, 2016 and 2015, respectively.

Net interest income totaled $146.3 million, $145.6 million and $156.9 million for the years ended 2017, 2016 and 2015, respectively. On a fully taxable equivalent basis, net interest income totaled $152.2 million, $149.7 million and $159.6 million during 2017, 2016 and 2015, respectively, increasing $2.4 million during 2017 and decreasing $9.9 million during 2016, when compared to prior periods. During 2017, the fully taxable equivalent net interest income benefitted from the continued shift of earning assets into the originated loan portfolio partially offset by lower levels of higher-yielding 310-30 loans and a 0.10% increase in the cost of interest bearing liabilities. During 2016, the fully taxable equivalent net interest income decreased due to lower levels of higher-yielding 310-30 loans and investment portfolio paydowns, partially offset by increases in the originated loan portfolio. The fully taxable equivalent net interest margin widened 0.01% to 3.50% during 2017 and narrowed 0.11% to 3.49 during 2016, when compared to prior periods.

Average loans comprised $3.0 billion, or 69.8%, of total average interest earning assets during 2017, compared to $2.7 billion, or 63.3%, during 2016 and $2.3 billion, or 52.9%, during 2015. The increase in average loan balances is reflective of loan originations outpacing the exit of the acquired problem loans and a shifting of investment paydowns into originated loans. The non 310-30 loan portfolio yield increase to 4.15% during 2017, compared to 3.93% during 2016, benefitting from higher yields in our variable rate loans, primarily driven by the short-term market rate increases. The non 310-30 loan portfolio yield decreased to 3.93% during 2016, compared to 4.11% during 2015,  due to high originations in a lower rate environment. The yield on the ASC 310-30 loan portfolio was 17.03%, 19.52% and 19.90% during 2017, 2016 and 2015, respectively, decreasing due to the continued resolution of the high yielding ASC 310-30 loan pools.

Average investment securities comprised 26.9%, 33.1% and 40.6% of total interest earning assets during 2017, 2016 and 2015, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations. Short-term investments, comprised of the interest earning deposits and securities purchased under agreements to resell, were 3.0%, 3.3% and 5.8% of interest earning assets during 2017, 2016 and 2015, respectively. The 2015 average balance included an increase in cash from temporary client repurchase agreements on deposit from one large client.

Average balances of interest bearing liabilities increased  $46.3 million during 2017, compared to 2016, and decreased $80.1 million during 2016, compared to 2015. The increase during 2017 was driven by increases in Federal Home Loan Bank advances of $67.7 million and interest bearing demand, savings and money market deposits of $30.6 million, partially offset by decreases in time deposits of $31.1 million and securities sold under agreement to repurchase of $20.9 million. The decrease during 2016 was driven by a decrease in time deposits of $103.6 million and securities sold under agreement to repurchase of $88.5 million, offset by increases of $106.3 million in interest bearing demand, savings and money market deposits. Adjusting for banking center divestitures during the second quarter of 2017, interest bearing demand, savings and money market deposits increased $56.5 million and $109.0 million during 2017 and 2016, respectively, and time deposits increased $5.7 million and decreased $99.7 million during 2017 and 2016, respectively, when compared to prior periods. Total interest expense related to interest bearing liabilities was $18.1 million, $14.8 million and $14.5 million during 2017, 2016 and 2015, respectively, at an average cost of 0.56%, 0.46% and 0.44% during 2017, 2016 and 2015, respectively. Additionally, the cost of deposits increased five basis points to 0.41% during 2017, compared to 0.36% during 2016 and 2015, due to higher cost of savings, money market and time deposits.

The following table summarizes the changes in net interest income on a taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rate for 2017, 2016 and 2015:

	The year ended December 31, 2017			The year ended December 31, 2016
	compared to			compared to
	the year ended December 31, 2016			the year ended December 31, 2015
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
ASC 310-30 loans	$(6,506)	$(4,245)	$(10,751)	$(13,105)	$(894)	$(13,999)
Non 310-30 loans FTE(1)(2)(3)	14,938	5,516	20,454	17,171	(3,722)	13,449
Investment securities available-for-sale	(3,041)	665	(2,376)	(5,346)	(2,061)	(7,407)
Investment securities held-to-maturity	(2,397)	(51)	(2,448)	(2,640)	1,567	(1,073)
Other securities	15	76	91	(544)	82	(462)
Interest earning deposits and securities purchased under agreements to resell	(142)	916	774	(617)	536	(81)
Total interest income	$2,867	$2,877	$5,744	$(5,081)	$(4,492)	$(9,573)
Interest expense:
Interest bearing demand, savings and money market deposits	$97	$921	$1,018	$284	$177	$461
Time deposits	(276)	1,467	1,191	(790)	683	(107)
Securities sold under agreements to repurchase	(39)	51	12	87	(60)	27
Federal Home Loan Bank advances	1,061	25	1,086	(123)	88	(35)
Total interest expense	843	2,464	3,307	(542)	888	346
Net change in net interest income	$2,024	$413	$2,437	$(4,539)	$(5,380)	$(9,919)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Non 310-30 loans include loans held-for-sale. Average balances during 2017, 2016 and 2015 were $8,231, $15,179 and $7,097 and interest income was $523, $830 and $589 for the same periods, respectively.

(3)

Presented on a fully taxable equivalent basis using the statutory tax rate of 35%. The taxable equivalent adjustments included above are $5,852, $4,081 and $2,695 for the years ended 2017, 2016 and 2015, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended				For the years ended
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$933,657	0.00%	$835,263	0.00%	$873,265	0.00%	$818,901	0.00%
Interest bearing demand	443,106	0.12%	415,948	0.09%	424,408	0.10%	419,080	0.09%
Money market accounts	1,059,706	0.42%	1,057,908	0.36%	1,042,873	0.39%	1,066,345	0.34%
Savings accounts	454,494	0.40%	370,845	0.27%	428,571	0.35%	379,800	0.27%
Time deposits	1,128,069	0.95%	1,169,325	0.80%	1,146,380	0.89%	1,177,523	0.76%
Total average deposits	$4,019,032	0.44%	$3,849,289	0.38%	$3,915,497	0.41%	$3,861,649	0.36%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $1.8 million on acquired non 310-30 loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.

Below is a summary of the provision for loan losses recorded in the consolidated statements of operations for the periods indicated:

	2017	2016	2015
(Recoupment) provision for loans accounted for under ASC 310-30	$(154)	$(805)	$366
Provision for loan losses on non 310-30 loans	13,126	24,456	12,078
Total provision for loan losses	$12,972	$23,651	$12,444

Provision for loan loss expense on non 310-30 loans was $13.1 million during 2017, compared to $24.5 million during 2016, a decrease of $11.4 million driven entirely by a reduction in the provision for energy loans. Net charge-offs on the non 310-30 portfolio during 2017 totaled 0.38%, or 0.12% excluding the energy portfolio. The non 310-30 allowance for loan losses was 1.02% of total non 310-30 loans at December 31, 2017 compared to 1.07% at December 31, 2016.

Provision for loan loss expense on non 310-30 loans was $24.5 million during 2016, compared to $12.1 million during 2015. The provision for loan losses on non 310-30 loans during 2016 included energy sector provision of  $18.9 million. Net charge-offs within the non 310-30 portfolio during 2016 totaled $21.5 million, of which $19.1 million were from the energy portfolio. Net charge-offs on the non 310-30 portfolio during 2016 totaled 0.85%, or excluding the energy loans, non 310-30 net charge-offs were 0.10% during 2016, compared to net charge-offs of 0.12% in 2015. The non 310-30 allowance for loan losses was 1.07% of total non 310-30 loans at December 31, 2016 compared to 1.09% at December 31, 2015.

During 2017, 2016 and 2015 we recorded recoupments of $154 thousand, recoupments of $805 thousand and provision of $366 thousand, respectively, for loans accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. The decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed.

Non-Interest Income

The table below details the components of non-interest income during 2017, 2016 and 2015, respectively:

	For the years ended December 31,			2017 vs 2016		2016 vs 2015
				Increase (decrease)		Increase (decrease)
	2017	2016	2015	Amount	% Change	Amount	% Change
Service charges	$14,634	$13,900	$14,798	$734	5.3%	$(898)	(6.1)%
Bank card fees	12,026	11,429	10,898	597	5.2%	531	4.9%
Gain on sale of mortgages, net	2,154	2,881	1,963	(727)	(25.2)%	918	46.8%
Bank-owned life insurance income	1,871	1,861	1,614	10	0.5%	247	15.3%
Other non-interest income	8,082	7,708	4,301	374	4.9%	3,407	79.2%
OREO related income	438	2,248	2,379	(1,810)	(80.5)%	(131)	(5.5)%
Bargain purchase gain	—	—	1,048	—	0.0%	(1,048)	(100.0)%
FDIC loss-sharing related	—	—	(15,553)	—	0.0%	15,553	100.0%
Total non-interest income	$39,205	$40,027	$21,448	$(822)	(2.1)%	$18,579	86.6%

Non-interest income totaled $39.2 million, $40.0 million and $21.4 million during 2017, 2016 and 2015, respectively. Service charges represent various fees charged to clients for banking services, including fees such as non-sufficient (“NSF”) charges and service charges on deposit accounts. Service charges and bank card fees increased a combined $1.3 million, or 5.3%, during 2017, compared to 2016, due to higher instances of both business and personal service charges and higher bank card interchange activity, and decreased a combined $0.4 million during 2016, compared to 2015, largely due to declines in overdraft charges partially offset by higher interchange activity.

Gain on sale of mortgages, net represents gains of mortgage loans held-for-sale and mark-to-market adjustments on mortgage banking derivatives. Gain on sale of mortgages, net decreased $0.7 million during 2017, compared to 2016, due to lower volumes and increased  $0.9 million during 2016, compared to 2015, due to a higher level of originations.

Other non-interest income increased $0.4 million during 2017 and $3.4 million during 2016, when compared to prior periods. The increase in 2017, compared to 2016, was due to a $2.9 million gain from banking center divestiture in the second quarter of 2017, partially offset by a $0.4 million decrease in swap-related income and a $1.8 million gain on sale of a building in the prior year. The increase in 2016, compared to 2015, was largely due to the $1.8 million gain on sale of a building during the second quarter of 2016, net swap related income increase of $0.7 million and a $0.6 million increase in gain on recoveries of acquired loans during 2016.

OREO related income includes rental income and insurance proceeds received on OREO properties and write-ups to the fair-value of collateral that exceed the loan balance at the time of foreclosure. OREO related income decreased $1.8 million and $0.1 million during 2017 and 2016, when compared to prior periods. The decrease during 2017 was due to income from one large OREO property in 2016.

During 2015, the Company realized a bargain purchase gain of $1.0 million resulting from the acquisition of Pine River. FDIC loss-sharing related represents the expense recognized in connection with the actual reimbursement of costs/recoveries related to the resolution of covered assets by the FDIC. The Company terminated its loss-share agreement with the FDIC in the fourth quarter of 2015.

Non-Interest Expense

The table below details non-interest expense for the periods presented:

	For the years ended December 31,			2017 vs 2016		2016 vs 2015
				Increase (decrease)		Increase (decrease)
	2017	2016	2015	Amount	% Change	Amount	% Change
Salaries and benefits	$80,188	$79,765	$83,018	$423	0.5%	$(3,253)	(3.9)%
Occupancy and equipment	20,994	22,904	24,490	(1,910)	(8.3)%	(1,586)	(6.5)%
Telecommunications and data processing	7,188	5,970	11,507	1,218	20.4%	(5,537)	(48.1)%
Marketing and business development	2,683	2,564	4,325	119	4.6%	(1,761)	(40.7)%
FDIC deposit insurance	2,762	3,236	3,922	(474)	(14.6)%	(686)	(17.5)%
Bank card expense	3,986	4,440	3,701	(454)	(10.2)%	739	20.0%
Professional fees	3,330	3,496	4,495	(166)	(4.7)%	(999)	(22.2)%
Other non-interest expense	10,360	8,554	11,107	1,806	21.1%	(2,553)	(23.0)%
Problem asset workout	3,994	3,983	7,317	11	0.3%	(3,334)	(45.6)%
Gain on OREO sales, net	(4,150)	(4,383)	(2,776)	233	5.3%	(1,607)	(57.9)%
Intangible asset amortization	5,342	5,480	5,401	(138)	(2.5)%	79	1.5%
Banking center consolidation related expense	—	—	1,411	—	0.0%	(1,411)	(100.0)%
Loss from the change in fair value of warrant liability	—	—	106	—	0.0%	(106)	(100.0)%
Total non-interest expense	$136,677	$136,009	$158,024	$668	0.5%	$(22,015)	(13.9)%

Non-interest expense totaled $136.7 million, $136.0 million and $158.0 million during 2017, 2016 and 2015, respectively. One-time acquisition costs for the full year of 2017 totaled $2.7 million.

Salaries and benefits is the largest component of non-interest expense. The increase during 2017, compared to 2016, was due to $1.4 million of acquisition costs and a $0.5 million accrual for the special $1,000 bonus payments to 490 associates partially offset by lower staffing levels. The decrease during 2016, compared to 2015, was due to lower staffing levels and decreases in stock compensation expense.

Occupancy and equipment expense decreased $1.9 million during 2017 and $1.6 million during 2016, compared to prior periods. The decrease in 2017 was due to lower depreciation expense. The decrease in 2016 was primarily due to lower depreciation expense and benefits realized from the successful negotiation of vendor contracts during 2015.

Telecommunications and data processing expense increased $1.2 million during 2017 and decreased $5.5 million during 2016, compared to prior periods. The increase during 2017 was primarily due to $0.7 million of acquisition related costs. The decrease in 2016 benefited from the core system conversion and favorable vendor contract negotiations during 2015.

 Marketing and business development expense increased  $0.1 million during 2017 and decreased $1.8 million during 2016, compared to prior periods. The decrease during 2016 was due to reduced levels of marketing campaigns in 2016.

FDIC deposit insurance expense decreased during 2017 and 2016, when compared to prior periods, due to lower assessment rates.

Bank card expense decreased $0.5 million and increased $0.7 million during 2017 and 2016, respectively, when compared to prior periods, due to the cost of re-issuance of our bank cards with chip reader technology during 2016.

Professional fees decreased $0.2 million during 2017, when compared to the prior period, and included $0.4 million of one-time acquisition costs. Professional fees decreased $1.0 million during 2016, when compared to the prior period, due to one-time core system conversion related expenses completed during the fourth quarter of 2015.

Other non-interest expense increased  $1.8 million and decreased  $2.6 million during 2017 and 2016, respectively, when compared to prior periods.  The increase during 2017 was primarily due to increases in unfunded commitment reserves of $1.1 million, acquisition related costs of $0.1 million and $0.6 million of various other expense categories.  The decrease during 2016 was largely due to decreases in unfunded commitment reserves of $1.4 million and other net decreases of $1.2 million.

Problem asset workout expense is incurred in connection with the resolution process of our acquired problem loans and were consistent during 2017 and 2016. Problem asset workout expense decreased $3.3 million from 2015 to 2016 due to the successful resolution of problem assets during 2015. Gain on OREO sales, net decreased $0.2 million during 2017 and increased $1.6 million during 2016, respectively, due to the sale of several larger assets during 2016.

The Bank consolidated or sold banking centers within the Bank Midwest and Community Banks of Colorado footprints in each of the years 2015 through 2017. Fair value impairment charges of $1.4 million were realized during 2015 related to banking centers consolidated or sold. No impairment charges were realized during 2016 or 2017. The warrant agreements were amended during 2015 resulting in a reclassification from a liability to equity.

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

Income tax expense totaled $21.3 million, $2.9 million and $3.0 million for 2017, 2016 and 2015, respectively. During the fourth quarter of 2017, the Company re-measured its deferred tax asset as a result of the Tax Cuts and Jobs Act, which among other items reduces the federal corporate tax rate to 21% effective January 1, 2018. As a result, income tax expense recorded in 2017 included an $18.5 million non-cash one-time charge primarily related to this re-measurement. In addition, the tax expense recorded for 2017 and 2016 was lowered by a $4.2 million and $2.1 million tax benefit from stock compensation activity, respectively. Without these discrete items, the effective tax rates for 2017 and 2016 were 19.7% and 19.7%, respectively. The tax expense recorded for 2015 included $3.7 million of non-cash deferred tax asset write-offs in connection with former executive stock-based compensation agreements. Without this $3.7 million, the Company would have recorded a tax benefit resulting from the increased tax-exempt income sources compared to pre-tax income. The yearly effective tax rates differ from the federal statutory tax rate primarily due to stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income and the relationship of these items to pre-tax income.

The Company has unvested stock-based compensation awards outstanding at December 31, 2017, including stock options, restricted stock and performance stock units. The strike prices for options range from $18.09 to $34.16, with a large portion of the awards having strike prices of $20.00. The option awards and restricted stock awards vest over a range of a 1-3 year period. The performance stock units cliff vest over a range of 2-3 years and the number of shares issued is determined by the final performance results. Depending on the movement in our stock price, these stock-based compensation awards may create either an excess tax benefit or tax deficiency depending on the relationship between the fair value at the time of vesting or exercise and the estimated fair value recorded at the time of grant. As of December 31, 2017, we had $3.1 million of deferred tax assets related to stock-based compensation, $2.3 million of which is associated with executive officers still employed by the Company.

ASC Topic 740 also requires the projected realization of tax benefits related to uncertain tax positions to be evaluated based upon the likelihood of successfully defending those positions. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Interest and penalties on uncertain tax positions are recognized as a component of other non-interest expense. If our assessment of whether a tax position meets or no longer meets the more likely than not threshold were to change, adjustments to income tax benefits may be required. As of December 31, 2017 and 2016, we have not identified any uncertain tax positions.

As of December 31, 2017,  our marginal tax rate (the rate we pay on each incremental dollar of earnings) was approximately 38%. However, our effective tax rate (income tax expense divided by income before income taxes) for a given period is driven largely by income and expense items that are non-taxable or non-deductible in the calculation of income tax expense. As a result of the Tax Cuts and Jobs Act, effective January 1, 2018, our marginal tax rate reduced to approximately 23%.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Cash and due from banks	$193,297	$152,736
Cash segregated for Peoples acquisition	(36,189)	—
Unsegregated cash and due from banks	157,108	152,736
Interest bearing bank deposits	64,067	—
Unencumbered investment securities, at fair value	637,048	843,061
Total	$858,223	$995,797

Total on-balance sheet liquidity decreased $137.6 million from December 31, 2016 to December 31, 2017. The decrease was largely due to a planned reduction of $206.0 million in unencumbered available-for-sale and held-to-maturity securities balances. Included in cash and due from banks on the consolidated statement of financial condition is $36.2 million of cash segregated for the Peoples acquisition.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At December 31, 2017, pledgeable investment securities represented our largest source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.1 billion at December 31, 2017, inclusive of pre-tax net unrealized losses of $15.5 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $2.0 million of pre-tax net unrealized losses at December 31, 2017. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of December 31, 2017, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of December 31, 2017, $684.6 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. FHLB advances and lines of credit available totaled $935.8 million of which $129.1 million was used at December 31, 2017. We can obtain additional liquidity through FHLB advances if required. The Bank also has access to federal funds lines of credit with corresponding banks.

The Basel III  Capital rules, effective January 1, 2015, changed the components of regulatory capital, changed the way in which risk ratings are assigned to various categories of bank assets, and defined a new Tier 1 common risk-based ratio. In addition, a capital conservation buffer requirement, designed to strengthen an institution’s financial resilience during economic cycles through the restriction of capital distributions and other payments, became effective in 2016 with full phase in beginning January 1, 2019. When fully phased-in, the capital conservative buffer adds a 2.5% capital requirement above existing regulatory minimum ratios. Under the Basel III requirements, at December 31, 2017 and 2016, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 13 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends.

The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. We believe that our repurchases could serve to offset any future share issuances for future acquisitions.

On August 5, 2016, the Company announced that its Board of Directors authorized a new program to repurchase up to an additional $50.0 million of the Company’s common stock. The remaining authorization under this program as of December 31, 2017 was $12.6 million. During 2017, we did not repurchase any shares of our common stock as part of a publicly announced program.

On January 18, 2018, our Board of Directors declared a quarterly dividend of $0.09 per common share, payable on March 15, 2018 to shareholders of record at the close of business on February 23, 2018.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at December 31, 2017.  During 2017, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate assets, even after adjusting our models for the excess capital deployment. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at December 31, 2017 and 2016:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	December 31, 2017	December 31, 2016
200	6.93%	5.84%
100	4.82%	3.66%
(50)	(1.46)%	(2.49)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have grown $216.3 million during 2017, and totaled 71.9% of total deposits at December 31, 2017, compared to 70.4% at December 31, 2016, when adjusted for banking center consolidations. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of December 31, 2017 and 2016, we had loan commitments totaling $680.8 million and $602.2 million, respectively, and standby letters of credit that totaled $7.2 million and $13.5 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Contractual Obligations

In addition to the financing commitments detailed above under “Off-Balance Sheet Activities,” in the normal course of business, we enter into contractual obligations that require future cash settlement. The following table summarizes the contractual cash obligations as of December 31, 2017 and the expected timing of those payments:

		After one but	After three but
	Within	within three	within five	After five
	one year	years	years	years	Total
Federal Home Loan Bank advances	$61,780	$67,335	$—	$—	$129,115
Operating lease obligations	3,158	6,073	6,143	12,210	27,584
Purchase obligations	6,702	8,102	6,453	—	21,257
Time deposits	684,622	408,414	21,433	3,581	1,118,050
Total	$756,262	$489,924	$34,029	$15,791	$1,296,006

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

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
National Bank Holdings Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2010.

Kansas City, Missouri

February 27, 2018

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2017 and 2016

(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$193,297	$152,736
Interest bearing bank deposits	64,067	—
Cash and cash equivalents	257,364	152,736
Investment securities available-for-sale (at fair value)	855,345	884,232
Investment securities held-to-maturity (fair value of $256,771 and $332,573 at December 31, 2017 and December 31, 2016, respectively)	258,730	332,505
Non-marketable securities	15,030	14,949
Loans	3,178,947	2,860,921
Allowance for loan losses	(31,264)	(29,174)
Loans, net	3,147,683	2,831,747
Loans held for sale	4,629	24,187
Other real estate owned	10,491	15,662
Premises and equipment, net	93,708	95,671
Goodwill	59,630	59,630
Intangible assets, net	1,607	6,949
Other assets	139,248	154,778
Total assets	$4,843,465	$4,573,046
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$902,439	$846,744
Interest bearing demand deposits	474,607	427,538
Savings and money market	1,484,463	1,422,321
Time deposits	1,118,050	1,172,046
Total deposits	3,979,559	3,868,649
Securities sold under agreements to repurchase	130,463	92,011
Federal Home Loan Bank advances	129,115	38,665
Other liabilities	71,921	37,532
Total liabilities	4,311,058	4,036,857
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,518,162 and 51,813,011 shares issued; 26,875,585 and 26,386,583 shares outstanding at December 31, 2017 and December 31, 2016, respectively	515	514
Additional paid-in capital	970,668	984,087
Retained earnings	60,795	55,454
Treasury stock of 24,479,020 and 24,927,157 shares at December 31, 2017 and December 31, 2016, respectively, at cost	(493,329)	(502,104)
Accumulated other comprehensive loss, net of tax	(6,242)	(1,762)
Total shareholders’ equity	532,407	536,189
Total liabilities and shareholders’ equity	$4,843,465	$4,573,046

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2017, 2016 and 2015

(In thousands, except share and per share data)

	2017	2016	2015
Interest and dividend income:
Interest and fees on loans	$137,249	$129,317	$131,253
Interest and dividends on investment securities	24,841	29,665	38,145
Dividends on non-marketable securities	839	748	1,210
Interest on interest-bearing bank deposits	1,492	718	799
Total interest and dividend income	164,421	160,448	171,407
Interest expense:
Interest on deposits	16,172	13,963	13,609
Interest on borrowings	1,943	845	853
Total interest expense	18,115	14,808	14,462
Net interest income before provision for loan losses	146,306	145,640	156,945
Provision for loan losses	12,972	23,651	12,444
Net interest income after provision for loan losses	133,334	121,989	144,501
Non-interest income:
Service charges	14,634	13,900	14,798
Bank card fees	12,026	11,429	10,898
Gain on sale of mortgages, net	2,154	2,881	1,963
Bank-owned life insurance income	1,871	1,861	1,614
Other non-interest income	8,082	7,708	4,301
OREO related income	438	2,248	2,379
Bargain purchase gain	—	—	1,048
FDIC loss-sharing related	—	—	(15,553)
Total non-interest income	39,205	40,027	21,448
Non-interest expense:
Salaries and benefits	80,188	79,765	83,018
Occupancy and equipment	20,994	22,904	24,490
Telecommunications and data processing	7,188	5,970	11,507
Marketing and business development	2,683	2,564	4,325
FDIC deposit insurance	2,762	3,236	3,922
Bank card expense	3,986	4,440	3,701
Professional fees	3,330	3,496	4,495
Other non-interest expense	10,360	8,554	11,107
Problem asset workout	3,994	3,983	7,317
Gain on OREO sales, net	(4,150)	(4,383)	(2,776)
Intangible asset amortization	5,342	5,480	5,401
Loss from the change in fair value of warrant liability	—	—	106
Banking center consolidation related expense	—	—	1,411
Total non-interest expense	136,677	136,009	158,024
Income before income taxes	35,862	26,007	7,925
Income tax expense	21,283	2,947	3,044
Net income	$14,579	$23,060	$4,881
Income per share—basic	$0.54	$0.81	$0.14
Income per share—diluted	$0.53	$0.79	$0.14
Weighted average number of common shares outstanding:
Basic	26,928,763	28,313,061	34,349,996
Diluted	27,709,659	29,091,343	34,363,487

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015
Net income	$14,579	$23,060	$4,881
Other comprehensive loss, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $1,871, ($26) and $2,015 for the years ended 2017, 2016 and 2015, respectively	(3,128)	42	(3,275)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $828, $1,166, and $1,523 for the years ended 2017, 2016 and 2015, respectively	(1,352)	(1,899)	(2,469)
Other comprehensive loss	(4,480)	(1,857)	(5,744)
Comprehensive income (loss)	$10,099	$21,203	$(863)

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended 2017, 2016 and 2015

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2014	$512	$993,212	$40,528	$(245,516)	$5,839	$794,575
Net income	—	—	4,881	—	—	4,881
Stock-based compensation	—	3,349	—	—	—	3,349
Issuance of stock under equity compensation plan, including gain on reissuance of treasury stock of $96, net	1	(1,701)	—	904	—	(796)
Repurchase of 8,645,836 shares	—	—	—	(175,048)	—	(175,048)
Cash dividends declared ($0.20 per share)	—	—	(6,739)	—	—	(6,739)
Warrant reclassification	—	3,066	—	—	—	3,066
Other comprehensive loss	—	—	—	—	(5,744)	(5,744)
Balance, December 31, 2015	$513	$997,926	$38,670	$(419,660)	$95	$617,544
Net income	—	—	23,060	—	—	23,060
Stock-based compensation	—	3,492	—	—	—	3,492
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,396, net	1	(13,790)	—	7,588	—	(6,201)
Repurchase of 4,500,936 shares	—	—	—	(93,573)	—	(93,573)
Cash dividends declared ($0.22 per share)	—	—	(6,276)	—	—	(6,276)
Warrant exercise	—	(3,541)	—	3,541	—	—
Other comprehensive loss	—	—	—	—	(1,857)	(1,857)
Balance, December 31, 2016	$514	$984,087	$55,454	$(502,104)	$(1,762)	$536,189
Net income	—	—	14,579	—	—	14,579
Stock-based compensation	—	3,648	—	—	—	3,648
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $6,118, net	1	(15,134)	—	6,842	—	(8,291)
Cash dividends declared ($0.34 per share)	—	—	(9,238)	—	—	(9,238)
Warrant exercise	—	(1,933)	—	1,933	—	—
Other comprehensive loss	—	—	—	—	(4,480)	(4,480)
Balance, December 31, 2017	$515	$970,668	$60,795	$(493,329)	$(6,242)	$532,407

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$14,579	$23,060	$4,881
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	12,972	23,651	12,444
Depreciation and amortization	12,889	14,203	15,502
Current income tax receivable	1,260	4,176	(7,328)
Deferred income taxes	17,180	(176)	(4,241)
Net excess tax (benefit) deficit on stock-based compensation	(4,225)	(2,078)	3,677
Discount accretion, net of premium amortization on securities	2,581	3,067	4,124
Loan accretion	(23,933)	(35,073)	(50,687)
Gain on sale of mortgages, net	(2,154)	(2,881)	(1,963)
Origination of loans held for sale, net of repayments	(85,959)	(114,397)	(99,246)
Proceeds from sales of loans held for sale	101,935	101,098	92,845
Bank-owned life insurance income	(1,871)	(1,861)	(1,614)
Amortization of indemnification asset	—	—	15,878
Gain on the sale of other real estate owned, net	(4,150)	(4,383)	(2,776)
Impairment on other real estate owned	766	298	1,580
Banking center consolidated related expenses	—	—	1,411
Loss (gain) on fixed assets	(2,853)	(1,981)	(28)
Bargain purchase gain	—	—	(1,048)
Stock-based compensation	3,648	3,492	3,349
Decrease in due to FDIC, net	—	—	(37,138)
Decrease (increase) in other assets	6,040	(4,721)	4,871
Increase (decrease) in other liabilities	9,434	(9,430)	7,879
Net cash provided by (used in) operating activities	58,139	(3,936)	(37,628)
Cash flows from investing activities:
Purchase of FHLB stock	(7,448)	(5,544)	—
Proceeds from redemption of FHLB stock	6,877	7,670	493
Proceeds from redemption of FRB stock	—	4,964	5,320
Proceeds from maturities of investment securities held-to-maturity	71,105	91,376	104,683
Proceeds from maturities of investment securities available-for-sale	224,336	275,448	314,271
Proceeds from sales of investment securities available-for-sale	—	—	29,747
Proceeds from maturities of non-marketable securities	490	490	—
Purchase of investment securities available-for-sale	(202,694)	(4,872)	—
Purchase of investment securities held-to-maturity	—	—	(6,225)
Net increase in loans	(314,008)	(270,585)	(334,798)
(Purchases) sale of premises and equipment, net	(5,617)	690	(5,081)
Purchase of bank-owned life insurance	—	(10,344)	—
Proceeds from sales of loans	38,087	9,231	17,204
Proceeds from sales of other real estate owned	10,355	16,105	15,566
Decrease in FDIC indemnification asset	—	—	18,331
Net cash activity from acquisitions	—	—	22,832
Net cash (used in) provided by investing activities	(178,517)	114,629	182,343
Cash flows from financing activities:
Net increase (decrease) in deposits	113,796	27,972	(55,654)
Increase (decrease) in repurchase agreements	38,452	(44,512)	2,971
Advances from FHLB	263,129	218,629	—
FHLB payoffs	(172,679)	(219,964)	—
Issuance of stock under purchase and equity compensation plans	(8,395)	(6,201)	(952)
Proceeds from exercise of stock options	104	—	160
Settlement of warrants	—	—	(368)
Payment of dividends	(9,401)	(6,400)	(6,711)
Repurchase of shares	—	(93,573)	(175,048)
Net cash provided by (used in) financing activities	225,006	(124,049)	(235,602)
Increase (decrease) in cash and cash equivalents	104,628	(13,356)	(90,887)
Cash and cash equivalents at beginning of the year	152,736	166,092	256,979
Cash and cash equivalents at end of period	$257,364	$152,736	$166,092
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$17,312	$14,154	$13,751
Net tax payments	$127	$2,193	$(7,420)
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$1,800	$6,868	$4,576
Increase (decrease) in loans purchased but not settled	$25,118	$(4,873)	$(102)
Loans transferred from loans held for sale to loans	$5,736	$5,285	$218

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009 with the intent to acquire and operate financial services franchises and other complementary businesses in targeted markets. The Company is headquartered immediately south of Denver, in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 85 banking centers as of December 31, 2017, located in Colorado and the greater Kansas City region, and through online and mobile banking products and services.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying consolidated financial statements have been prepared in accordance with GAAP and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. All amounts are in thousands, except share data, or as otherwise noted.

The Company's significant accounting policies followed in the preparation of the consolidated financial statements are disclosed in note 2. GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of OREO, the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the valuation of investment securities for other-than-temporary impairment (“OTTI”), the valuation of stock-based compensation, the fair values of financial instruments, the ALL, and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

Note 2 Summary of Significant Accounting Policies

a) Acquisition activities—The Company accounts for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including identifiable intangible assets. If the fair value of net assets acquired exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. Fair values are subject to refinement for up to a maximum of one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Adjustments recorded to the acquired assets and liabilities assumed are applied prospectively in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The determination of the fair value of loans acquired takes into account credit quality deterioration and probability of loss; therefore, the related ALL is not carried forward at the time of acquisition.

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

b) Cash and cash equivalents—Cash and cash equivalents include cash, cash items, amounts due from other banks, amounts due from the Federal Reserve Bank of Kansas City, federal funds sold, and interest-bearing bank deposits and segregated cash held for the acquisition of Peoples, Inc. Refer to note 24 – Subsequent Events of our consolidated financial statements for additional details related to the acquisition.

c) Investment securities—Investment securities may be classified in three categories: trading, available-for-sale or held-to-maturity. Management determines the appropriate classification at the time of purchase and reevaluates the classification at each reporting period. Any sales of available-for-sale securities are for the purpose of executing the Company’s asset/liability management strategy, reducing borrowings, funding loan growth, providing liquidity, or eliminating a perceived credit risk in a specific security. Held-to-maturity securities are carried at amortized cost and the available-for-sale securities are carried at estimated fair value. Unrealized gains or losses on securities available-for-sale are reported as accumulated other comprehensive income (loss) (“AOCI”), a component of shareholders’ equity, net of income tax. Gains and losses realized upon sales of securities are calculated using the specific identification method. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience is periodically evaluated and a determination made regarding the appropriate estimate of the future rates of prepayment. When a change in a bond’s estimated remaining life is necessary, a corresponding adjustment is made in the related premium amortization or discount accretion. Purchases and sales of securities, including any corresponding gains or losses, are recognized on a trade-date basis and a receivable or payable is recognized for pending transaction settlements.

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

e) Loans receivable—Loans receivable include loans originated by the Company and loans that are acquired through acquisitions. Loans originated by the Company are carried at the principal amount outstanding, net of premiums, discounts, unearned income, and deferred loan fees and costs. Loan fees and certain costs of originating loans are deferred and the net amount is amortized over the contractual life of the related loans. Acquired loans are initially recorded at fair value and are accounted for under either ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (see additional information below) or ASC Topic 310, Receivables. Non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, and fair value adjustments for acquired loans, are deferred and recognized over the remaining lives of the related loans in accordance with ASC 310-20.

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

Loans receivable accounted for under ASC 310-30

The Company accounts for and evaluates acquired loans in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. When loans exhibit evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in future cash flows, as compared to the contractual amount due, is recognized as a non-accretable difference. Any excess of expected cash flows over the acquisition date fair value is known as the accretable yield, and is recognized as accretion income over the life of each pool. Contractual fees not expected to be collected are not included in ASC 310-30 contractual cash flows. Should fees be subsequently collected, the cash flows are accounted for as non 310-30 fee income in the period they are received. Loans that are accounted for under ASC 310-30 that meet the criteria for non-accrual of interest or are accounted for on the cost recovery method at the time of acquisition or subsequent to acquisition, may be considered performing, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on the loan pool in which the loan is included can be otherwise reasonably estimated and if collection of the new carrying value of such pool is expected.

The expected cash flows of individual loans accounted for under ASC 310-30 are periodically remeasured utilizing the same cash flow methodology used at the time of acquisition and subsequent decreases to the expected cash flows will generally result in a provision for loan losses charge in the Company’s consolidated statements of operations. Any increases to the loan cash flow projections are recognized within the loan’s respective loan pools on a prospective basis through an increase to the pool’s accretion income over its remaining life once any previously recorded provision expense has been reversed. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

f) Loans held for sale—The Company has elected to record loans originated and intended for sale in the secondary market at estimated fair value. The Company estimates fair value based on quoted market prices for similar loans in the secondary market. Gains or losses are recognized upon sale and are included as a component of gain on sale of mortgages, net in the consolidated statements of operations. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within 45 days. These loans are generally sold with the mortgage servicing rights released. Under limited circumstances, buyers may have recourse to return a purchased loan to the Company. Recourse conditions may include early payoff, early payment default, breach of representations or warranties, or documentation deficiencies.

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

The Company uses an internal risk rating system to indicate credit quality in the loan portfolio. The risk rating system is applied to all loans and uses a series of grades, which reflect management’s assessment of the risk attributable to loans based on an analysis of the borrower’s financial condition and ability to meet contractual debt service requirements. Loans that management perceives to have acceptable risk are categorized as “Pass” loans. The “Special Mention” loans represent loans that have potential credit weaknesses that deserve management’s close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower’s ability to meet debt requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “Substandard” are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes the collection of payments in accordance with the terms of the loan agreement is highly questionable and improbable. Loans accounted for under ASC 310-30, despite being 90 days or more past due or internally adversely classified, may be classified as performing upon and subsequent to acquisition, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on the loan pool can be reasonably estimated and if collection of the carrying value of the loan pool loans is reasonably expected. Interest accrual is discontinued on doubtful loans and certain substandard loans that are excluded from ASC 310-30, as is more fully discussed in note 7.

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

h) Premises and equipment—With the exception of premises and equipment acquired through business combinations, which are initially measured and recorded at fair value, purchased land is stated at cost, and buildings and equipment are carried at cost, including capitalized interest when appropriate, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. The Company generally assigns depreciable lives of 39 years for buildings, 7 to 15 years for building improvements, and 3 to 7 years for equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease terms. Maintenance and repairs are charged to non-interest expense as incurred. The Company reviews premises and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount. In the case of a property that is subject to an operating lease that the Company no longer expects to use, a liability is recorded at the cease-use date equal to the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. A ratable portion of the sublease allocation is then expensed until the property is subleased. Property and equipment that meet the held-for-sale criteria is recorded at the lower of its carrying amount or fair value less cost to sell and depreciation is ceased.

i) Goodwill and intangible assets—Goodwill is established and recorded if the consideration given during an acquisition transaction exceeds the fair value of the net assets received. Goodwill has an indefinite useful life and is not amortized, but is evaluated annually for potential impairment, or when events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Such events or circumstances may include deterioration in general economic conditions, deterioration in industry or market conditions, an increased competitive environment, a decline in market-dependent multiples or metrics, declining financial performance, entity-specific events or circumstances or a sustained decrease in share price (either in absolute terms or relative to peers). If the Company determines, based upon the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount no additional procedures are performed; however, if the Company determines that it is more likely than not that the fair value of the reporting unit is less than the carrying amount the Company will compare the fair value of the reporting unit to its carrying amount. Any excess of the carrying amount over fair value would indicate a potential impairment and the Company would proceed to perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment.

Intangible assets that have finite useful lives, such as core deposit intangibles, are amortized over their estimated useful lives. The Company’s core deposit intangible assets represent the value of the anticipated future cost savings that will result from the acquired core deposit relationships versus an alternative source of funding.

Judgment may be used in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of the reporting unit considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. The valuations use a combination of present value techniques to measure fair value considering market factors. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Adverse changes in the economic environment, operations of the reporting unit, or changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting unit and could result in an impairment of goodwill and/or intangible assets.

j) Other real estate owned—OREO consists of property that has been foreclosed on or repossessed by deed in lieu of foreclosure. The assets are initially recorded at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL. Subsequent downward valuation adjustments, if any, in addition to gains and losses realized on sales and net operating expenses, are recorded in non-interest expense, while any subsequent write-ups are recorded in non-interest income. Costs associated with maintaining property, such as utilities and maintenance, are charged to expense in the period in which they occur, while costs relating to the development and improvement of property are capitalized to the extent the balance does not exceed fair value. All OREO acquired through acquisition is recorded at fair value, less cost to sell, at the date of acquisition.

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

m) Stock-based compensation—The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation as amended by ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company grants stock-based awards including stock options, restricted stock and performance stock units. Stock option grants are for a fixed number of common shares and are issued at exercise prices which are not less than the fair value of a share of stock at the date of grant. The options vest over a time period stated in each option agreement and may be subject to other performance vesting conditions, which require the related compensation expense to be recorded ratably over the requisite service period starting when such conditions become probable. Restricted stock is granted for a fixed number of shares, the transferability of which is restricted until such shares become vested according to the terms in the award agreement. Restricted shares may have multiple vesting qualifications, which can include time vesting of a set portion of the restricted shares and performance criterion, such as market criteria that are tied to specified market conditions of the Company’s common stock price and performance targets tied to the Company’s earnings per share.

The fair value of stock options is measured using a Black-Scholes model. The fair value of time-based restricted stock awards and performance stock units with performance based vesting criteria is based on the Company’s stock price on the date of grant. The fair value of performance stock units with market based vesting criteria is measured using a Monte Carlo simulation model. Compensation expense for the portion of the awards that contain performance and service vesting conditions is recognized over the requisite service period based on the fair value of the awards on the grant date. Compensation expense for the portion of the awards that contain a market vesting condition is recognized over the derived service period based on the fair value of the awards on the grant date. The amortization of stock-based compensation reflects any estimated forfeitures, and the expense realized in subsequent periods may be adjusted to reflect the actual forfeitures realized. The outstanding stock options primarily carry a maximum contractual term of ten years. To the extent that any award is forfeited, surrendered, terminated, expires, or lapses without being vested or exercised, the shares of stock subject to such award not delivered as a result thereof are again made available for awards under the Plan.

The Company accounts for all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized in the consolidated statements of operations as a component of income tax expense or benefit and are classified as an operating activity within the Company’s consolidated statements of cash flows. The tax effects of exercised, expired or vested awards are treated as discrete items in the reporting period in which they occur and may result in increased volatility in our effective tax rate. Cash paid by the Company when directly withholding shares for tax withholding purposes is classified as a financing activity in the consolidated statements of cash flows.

Prior to the Company’s adoption of ASU 2016-09 during 2016, excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the consolidated statements of operations. Excess tax benefits were not recognized until the deduction reduced taxes payable.

n) Warrants—The Company issued warrants to certain lead investors in 2009 and 2010. During 2015, the outstanding warrant contracts were modified and recorded at fair value as of the modification date using a Black-Scholes model with the change in fair value reported in the statement of operations as non-interest expense. The awards were classified as equity in the Company’s consolidated statements of financial condition. Prior to the modification, the exercise price and the number of warrants were subject to certain down-round provisions, whereby certain subsequent equity issuances at a price below the existing exercise price would result in a downward adjustment to the exercise price and an increase in the number of warrants, and as a result, the warrants were historically classified as a liability in the Company’s consolidated statements of financial condition with changes in the fair value each period reported in the statements of operations as non-interest expense.

During the first quarter of 2017, the remaining issued warrants were exercised in a non-cash transaction. Refer to the consolidated statements of changes in shareholders’ equity for additional details.

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

The new guidance does not apply to revenue associated with financial assets and liabilities including loans, leases, securities, and derivatives that are accounted for under other GAAP. Accordingly, the majority of the Company’s revenues will not be affected. The Company has completed its review of revenue streams and contracts with customers and has determined certain service charges, bank card fees and real estate sales are within the scope of the ASU, but has not identified changes to the timing or amount of revenue recognition. The Company adopted ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach. Accounting policies and procedures did not change materially since the principals of revenue recognition from the ASU are largely consistent with existing guidance and current practices applied by the Company. The Company continues to assess the expanded revenue disclosure requirements under the new standard.

Leases—In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the update is permitted. The Company expects to adopt ASU 2016-02 in the first quarter of 2019 and is currently in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

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

Statement of Cash Flows – Restricted Cash—In November 2016, the FASB issued ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts general described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. The ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Entities should apply this ASU using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 on January 1, 2018 with no material impact to the consolidated financial statements.

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities—In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted, including in an interim period. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated statements of financial condition as of the date of adoption. The Company is in the process of evaluating the impact of the ASU’s adoption on the Company’s consolidated financial statements; however, the impact is not expected to be material.

Reclassification of Certain Tax Effects—In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments eliminate the stranded tax effects that were created as a result of the reduction of historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted ASU 2018-02 in the first quarter of 2018, resulting in a $1.5 million reclassification from accumulated other comprehensive income to retained earnings on the consolidated statement of financial condition and the consolidated statement of changes in shareholders’ equity.

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

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.1 billion at December 31, 2017 and included $0.8 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities. At December 31, 2016, investment securities totaled $1.2 billion and included $0.9 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities.

Available-for-sale

At December 31, 2017 and 2016, the Company held $855.3 million and $884.2 million of available-for-sale investment securities, respectively. Available-for-sale securities are summarized as follows as of the dates indicated:

	December 31, 2017
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$167,269	$2,371	$(992)	$168,648
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	702,107	351	(17,228)	685,230
Municipal securities	1,054	—	(6)	1,048
Other securities	419	—	—	419
Total investment securities available-for-sale	$870,849	$2,722	$(18,226)	$855,345

	December 31, 2016
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$223,781	$3,909	$(530)	$227,160
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	666,616	2,124	(16,001)	652,739
Municipal securities	3,921	—	(7)	3,914
Other securities	419	—	—	419
Total investment securities available-for-sale	$894,737	$6,033	$(16,538)	$884,232

At December 31, 2017 and 2016, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$62,178	$(408)	$36,086	$(584)	$98,264	$(992)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	162,346	(830)	412,967	(16,398)	575,313	(17,228)
Municipal securities	514	(6)	—	—	514	(6)
Total	$225,038	$(1,244)	$449,053	$(16,982)	$674,091	$(18,226)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$100,898	$(530)	$—	$—	$100,898	$(530)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	137,576	(2,976)	385,707	(13,025)	523,283	(16,001)
Municipal securities	3,058	(7)	—	—	3,058	(7)
Total	$241,532	$(3,513)	$385,707	$(13,025)	$627,239	$(16,538)

The unrealized losses in the Company’s investments portfolio at December 31, 2017 were caused by changes in interest rates. The portfolio included 87 securities, having an aggregate fair value of $674.1 million, which were in an unrealized loss position at December 31, 2017. During the twelve months ended December 31, 2017, the Company recorded $0.2 million of other-than-temporary impairment (OTTI) included in other non-interest expense on the consolidated statements of operations. The OTTI charge was on a single municipal security, with an aggregated fair value of $0.3 million at December 31, 2017.

The unrealized losses in the Company’s investment portfolio at December 31, 2016 were caused by changes in interest rates. The portfolio included 61 securities, with an aggregate fair value of $627.2 million, which were in an unrealized loss position at December 31, 2016.

Management evaluated all of the available-for-sale securities in an unrealized loss position and concluded no OTTI existed at December 31, 2017 and 2016. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, and Federal Home Loan Bank (“FHLB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $334.6 million and $373.7 million at December 31, 2017 and 2016, respectively. Certain investment securities may also be pledged as collateral for the line of credit at the FHLB; at December 31, 2017 or December 31, 2016, no securities were pledged for this purpose.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.4 years and 3.4 years at December 31, 2017 and 2016, respectively. This estimate is based on assumptions and actual results may differ. At December 31, 2017 and 2016, the duration of the total available-for-sale investment portfolio was 3.1 years and 3.2 years, respectively.

As of December 31, 2017, municipal securities with an amortized cost and fair value of $0.3 million were due in one year, municipal securities with an amortized cost and fair value of $0.2 million were due after one year through five years, while municipal securities with an amortized cost and fair value of $0.5 million were due after five years through ten years. Other securities of $0.4 million as of December 31, 2017, have no stated contractual maturity date.

Held-to-maturity

At December 31, 2017 and 2016, the Company held $258.7 million and $332.5 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$204,352	$151	$(455)	$204,048
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	54,378	—	(1,655)	52,723
Total investment securities held-to-maturity	$258,730	$151	$(2,110)	$256,771

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$263,411	$1,685	$(234)	$264,862
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	69,094	16	(1,399)	67,711
Total investment securities held-to-maturity	$332,505	$1,701	$(1,633)	$332,573

The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$149,182	$(220)	$17,506	$(235)	$166,688	$(455)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	6,460	(65)	46,264	(1,590)	52,724	(1,655)
Total	$155,642	$(285)	$63,770	$(1,825)	$219,412	$(2,110)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$27,799	$(234)	$—	$—	$27,799	$(234)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	26,992	(357)	32,146	(1,042)	59,138	(1,399)
Total	$54,791	$(591)	$32,146	$(1,042)	$86,937	$(1,633)

The held-to-maturity portfolio included 36 securities, having an aggregate fair value of $219.4 million, which were in an unrealized loss position at December 31, 2017, compared to 15 securities, with a fair value of $86.9 million, at December 31, 2016.

Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at December 31, 2017 or December 31, 2016. The unrealized losses in the Company's investments at December 31, 2017, were caused by changes in interest rates. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $142.0 million and $119.2 million at December 31, 2017 and 2016, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of December 31, 2017 and 2016 was 3.1 years and 3.5 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 2.8 years and 3.2 years as of December 31, 2017 and 2016, respectively.

Note 5 Non-marketable Securities

Non-marketable securities include Federal Reserve Bank stock and FHLB stock. At December 31, 2017, the Company held $9.2 million of Federal Reserve Bank stock and $5.8 million of FHLB stock for regulatory or debt facility purposes. At December 31, 2016, the Company held $9.2 million of Federal Reserve Bank stock, $5.2 million of FHLB stock and $0.5 million of non-negotiable certificates of deposit acquired from the Pine River acquisition.

These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost. Management evaluated all of the non-marketable securities and concluded that no OTTI existed at December 31, 2017 or December 31, 2016.

Note 6 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The tables below show the loan portfolio composition including carrying value by segment of loans accounted for under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and loans not accounted for under this guidance, which includes our originated loans, as of the dates shown. The carrying value of loans is net of discounts on loans excluded from ASC 310-30, and fees and costs of $4.3 million and $6.3 million at December 31, 2017 and 2016, respectively. At December 31, 2016,  $14.4 million of non 310-30 loans were held-for-sale, most of which were in the residential real estate segment. The sale of these loans was completed in connection with the four banking center divestitures in the second quarter of 2017.

	December 31, 2017
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$29,475	$1,845,130	$1,874,605	59.0%
Commercial real estate non-owner occupied	77,908	485,141	563,049	17.7%
Residential real estate	12,759	703,478	716,237	22.5%
Consumer	481	24,575	25,056	0.8%
Total	$120,623	$3,058,324	$3,178,947	100.0%

	December 31, 2016
	ASC 310-30 loans	Non 310-30 loans	Total loans	% of total
Commercial	$39,280	$1,521,150	$1,560,430	54.6%
Commercial real estate non-owner occupied	89,150	437,642	526,792	18.4%
Residential real estate	16,524	728,361	744,885	26.0%
Consumer	898	27,916	28,814	1.0%
Total	$145,852	$2,715,069	$2,860,921	100.0%

Delinquency for loans excluded from ASC 310-30 is shown in the following tables at December 31, 2017 and 2016:

	December 31, 2017
			Greater			Total	Loans > 90
	30-59	60-89	than 90			non	days past
	days past	days past	days past	Total past		310-30	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$554	$117	$1,389	$2,060	$1,373,962	$1,376,022	$150	$7,767
Owner occupied commercial real estate	696	—	1,983	2,679	270,074	272,753	—	3,478
Agriculture	585	—	701	1,286	137,609	138,895	—	2,003
Energy	—	—	1,645	1,645	55,815	57,460	—	1,645
Total commercial	1,835	117	5,718	7,670	1,837,460	1,845,130	150	14,893
Commercial real estate non-owner occupied:
Construction	—	—	179	179	107,502	107,681	—	179
Acquisition/development	1,097	—	—	1,097	13,318	14,415	—	—
Multifamily	—	—	—	—	26,947	26,947	—	—
Non-owner occupied	56	—	574	630	335,468	336,098	—	605
Total commercial real estate	1,153	—	753	1,906	483,235	485,141	—	784
Residential real estate:
Senior lien	1,167	885	1,396	3,448	643,034	646,482	—	4,724
Junior lien	233	91	41	365	56,631	56,996	—	459
Total residential real estate	1,400	976	1,437	3,813	699,665	703,478	—	5,183
Consumer	157	6	5	168	24,407	24,575	—	140
Total loans excluded from ASC 310-30	$4,545	$1,099	$7,913	$13,557	$3,044,767	$3,058,324	$150	$21,000

	December 31, 2016
			Greater			Total	Loans > 90
	30-59	60-89	than 90			non	days past
	days past	days past	days past	Total past		310-30	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$3,134	$4,009	$1,078	$8,221	$1,066,475	$1,074,696	$—	$8,688
Owner occupied commercial real estate	583	216	56	855	220,689	221,544	—	2,056
Agriculture	501	—	—	501	134,136	134,637	—	1,905
Energy	2	—	6,548	6,550	83,723	90,273	—	12,645
Total commercial	4,220	4,225	7,682	16,127	1,505,023	1,521,150	—	25,294
Commercial real estate non-owner occupied:
Construction	—	—	—	—	90,314	90,314	—	—
Acquisition/development	—	—	—	—	13,306	13,306	—	—
Multifamily	—	—	—	—	24,954	24,954	—	—
Non-owner occupied	—	—	28	28	309,040	309,068	—	66
Total commercial real estate	—	—	28	28	437,614	437,642	—	66
Residential real estate:
Senior lien	888	645	1,458	2,991	672,699	675,690	—	4,522
Junior lien	115	61	22	198	52,473	52,671	—	654
Total residential real estate	1,003	706	1,480	3,189	725,172	728,361	—	5,176
Consumer	83	8	—	91	27,825	27,916	—	181
Total loans excluded from ASC 310-30	$5,306	$4,939	$9,190	$19,435	$2,695,634	$2,715,069	$—	$30,717

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and therefore are not included in the tables above. Non-accrual loans include troubled debt restructurings on non-accrual status.

Non-accrual loans excluded from the scope of ASC 310-30 totaled $21.0 million at December 31, 2017, representing a decrease of $9.7 million, or 31.6%, from December 31, 2016, due to charge-offs of two energy loans totaling $7.5 million and one commercial and industrial loan totaling $2.5 million. In addition, one previously identified energy loan of $2.2 million at December 31, 2017 was placed back on accrual during the third quarter of 2017. These decreases were partially offset by one commercial and industrial loan totaling $3.7 million placed on non-accrual during the fourth quarter of 2017.

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows at December 31, 2017 and 2016:

	December 31, 2017
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,349,116	$10,829	$14,824	$1,253	$1,376,022
Owner occupied commercial real estate	250,224	17,030	5,424	75	272,753
Agriculture	118,068	18,824	1,870	133	138,895
Energy	55,814	—	1,646	—	57,460
Total commercial	1,773,222	46,683	23,764	1,461	1,845,130
Commercial real estate non-owner occupied:
Construction	107,502	—	179	—	107,681
Acquisition/development	14,415	—	—	—	14,415
Multifamily	24,817	—	2,130	—	26,947
Non-owner occupied	333,225	1,396	1,477	—	336,098
Total commercial real estate	479,959	1,396	3,786	—	485,141
Residential real estate:
Senior lien	641,294	91	5,097	—	646,482
Junior lien	56,172	—	824	—	56,996
Total residential real estate	697,466	91	5,921	—	703,478
Consumer	24,432	1	142	—	24,575
Total loans excluded from ASC 310-30	$2,975,079	$48,171	$33,613	$1,461	$3,058,324
Loans accounted for under ASC 310-30:
Commercial	$23,954	$1,070	$4,451	$—	$29,475
Commercial real estate non-owner occupied	50,537	883	26,488	—	77,908
Residential real estate	10,072	1,055	1,632	—	12,759
Consumer	327	9	145	—	481
Total loans accounted for under ASC 310-30	$84,890	$3,017	$32,716	$—	$120,623
Total loans	$3,059,969	$51,188	$66,329	$1,461	$3,178,947

	December 31, 2016
		Special
	Pass	mention	Substandard	Doubtful	Total
Loans excluded from ASC 310-30:
Commercial:
Commercial and industrial	$1,041,326	$7,243	$25,636	$491	$1,074,696
Owner occupied commercial real estate	202,036	9,371	10,137	—	221,544
Agriculture	123,809	8,922	1,906	—	134,637
Energy	77,619	—	7,811	4,843	90,273
Total commercial	1,444,790	25,536	45,490	5,334	1,521,150
Commercial real estate non-owner occupied:
Construction	90,099	—	215	—	90,314
Acquisition/development	10,758	2,548	—	—	13,306
Multifamily	22,495	238	2,221	—	24,954
Non-owner occupied	300,922	5,895	2,251	—	309,068
Total commercial real estate	424,274	8,681	4,687	—	437,642
Residential real estate:
Senior lien	669,148	1,215	5,316	11	675,690
Junior lien	51,250	178	1,243	—	52,671
Total residential real estate	720,398	1,393	6,559	11	728,361
Consumer	27,669	59	188	—	27,916
Total loans excluded from ASC 310-30	$2,617,131	$35,669	$56,924	$5,345	$2,715,069
Loans accounted for under ASC 310-30:
Commercial	$27,436	$610	$11,234	$—	$39,280
Commercial real estate non-owner occupied	38,895	967	45,520	3,768	89,150
Residential real estate	12,477	1,327	2,720	—	16,524
Consumer	721	17	160	—	898
Total loans accounted for under ASC 310-30	$79,529	$2,921	$59,634	$3,768	$145,852
Total loans	$2,696,660	$38,590	$116,558	$9,113	$2,860,921

Non 310-30 special mention loans increased $12.5 million from December 31, 2016 due to upgrades from substandard and doubtful within the commercial and industrial sector and downgrades from pass within the commercial and industrial sector, partially offset by payoffs in the commercial and industrial and owner-occupied commercial real estate sectors. Non 310-30 substandard loans decreased $23.3 million from December 31, 2016 primarily due to paydowns and upgrades to special mention and pass within the commercial and industrial, owner-occupied commercial real estate and energy sectors. Non 310-30 doubtful loans decreased $3.9 million from December 31, 2016 due to energy loan charge-offs during the period.

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of loans excluded from ASC 310-30 on non-accrual status, loans in bankruptcy, and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At December 31, 2017, the Company measured $20.3 million of impaired loans based on the fair value of the collateral less selling costs and $2.3 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate. Impaired loans totaling $8.3 million that individually were less than $250 thousand each, were measured through the general ALL reserves due to their relatively small size.

At December 31, 2017 and 2016, the Company’s recorded investment in impaired loans were $30.9 million and $38.3 million, respectively, of which $8.5 million and $5.8 million, respectively, were accruing TDRs. Impaired loans at December 31, 2017 were primarily comprised of seven relationships totaling $14.1 million. Four of the relationships were in the commercial and industrial sector totaling $9.0 million, two of the relationships were in the energy sector totaling $3.9 million and one relationship was in the agriculture sector totaling $1.2 million. Impaired loans had a collective related allowance for loan losses allocated to them of $1.5 million and $2.4 million at December 31, 2017 and 2016, respectively.

Additional information regarding impaired loans at December 31, 2017 and 2016 is set forth in the table below:

	December 31, 2017			December 31, 2016
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,481	$5,055	$—	$8,671	$7,495	$—
Owner occupied commercial real estate	4,186	3,934	—	3,350	3,197	—
Agriculture	1,502	1,245	—	2,044	1,987	—
Energy	8,661	3,861	—	17,142	6,105	—
Total commercial	20,830	14,095	—	31,207	18,784	—
Commercial real estate non-owner occupied:
Construction	215	179	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	29	29	—	33	33	—
Non-owner occupied	901	853	—	394	343	—
Total commercial real estate	1,145	1,061	—	427	376	—
Residential real estate:
Senior lien	333	309	—	1,551	1,426	—
Junior lien	—	—	—	54	51	—
Total residential real estate	333	309	—	1,605	1,477	—
Consumer	—	—	—	4	4	—
Total impaired loans with no related allowance recorded	$22,308	$15,465	$—	$33,243	$20,641	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$7,919	$5,339	$1,329	$3,495	$3,464	$492
Owner occupied commercial real estate	873	713	4	957	642	2
Agriculture	2,122	2,083	133	—	—	—
Energy	—	—	—	11,216	6,548	1,866
Total commercial	10,914	8,135	1,466	15,668	10,654	2,360
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	207	200	1	261	255	1
Total commercial real estate	207	200	1	261	255	1
Residential real estate:
Senior lien	6,481	5,753	24	5,646	5,016	31
Junior lien	1,295	1,179	8	1,781	1,532	14
Total residential real estate	7,776	6,932	32	7,427	6,548	45
Consumer	146	141	1	188	184	2
Total impaired loans with a related allowance recorded	$19,043	$15,408	$1,500	$23,544	$17,641	$2,408
Total impaired loans	$41,351	$30,873	$1,500	$56,787	$38,282	$2,408

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the years ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$5,609	$152	$7,909	$252	$5,049	$266
Owner occupied commercial real estate	4,155	80	3,249	92	2,221	83
Agriculture	1,422	244	1,830	—	1,961	—
Energy	8,004	156	12,565	—	5,679	—
Total Commercial	19,190	632	25,553	344	14,910	349
Commercial real estate non-owner occupied:
Construction	—	—	—	—	188	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	878	22	368	22	157	—
Total commercial real estate	878	22	368	22	345	—
Residential real estate:
Senior lien	326	—	1,466	19	956	15
Junior lien	—	—	54	2	113	—
Total residential real estate	326	—	1,520	21	1,069	15
Consumer	—	—	4	—	—	—
Total impaired loans with no related allowance recorded	$20,394	$654	$27,445	$387	$16,324	$363
With a related allowance recorded:
Commercial:
Commercial and industrial	$7,331	$—	$3,545	$198	$6,273	$1
Owner occupied commercial real estate	747	20	703	20	1,230	27
Agriculture	2,092	5	162	5	276	4
Energy	—	—	10,008	—	3,092	—
Total Commercial	10,170	25	14,418	223	10,871	32
Commercial real estate non-owner occupied:
Construction	188	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	30	1	34	2	60	1
Non-owner occupied	213	9	268	13	1,667	48
Total commercial real estate	431	10	302	15	1,727	49
Residential real estate:
Senior lien	5,986	67	5,200	88	5,911	119
Junior lien	1,225	42	1,600	56	1,725	51
Total residential real estate	7,211	109	6,800	144	7,636	170
Consumer	163	—	196	—	92	1
Total impaired loans with a related allowance recorded	$17,975	$144	$21,716	$382	$20,326	$252
Total impaired loans	$38,369	$798	$49,161	$769	$36,650	$615

Interest income recognized on impaired loans noted in the table above, primarily represents interest earned on accruing troubled debt restructurings. Interest income recognized on impaired loans during the years ended December 31, 2017, 2016 and 2015 was $0.8 million, $0.8 million and $0.6 million, respectively.

Troubled debt restructurings

The Company’s policy is to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR.

Non-accruing TDRs at December 31, 2017 and 2016 totaled $7.3 million and $16.7 million, respectively.

During 2017, the Company restructured eleven loans with a recorded investment of $2.1 million at December 31, 2017 to facilitate repayment. All of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The tables below provide additional information related to accruing TDRs at December 31, 2017 and 2016:

	December 31, 2017
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$6,595	$7,308	$7,171	$2,041
Commercial real estate non-owner occupied	455	489	500	—
Residential real estate	1,409	1,461	1,420	2
Consumer	1	3	1	—
Total	$8,460	$9,261	$9,092	$2,043

	December 31, 2016
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investments	principal balance	to fund TDRs
Commercial	$3,302	$3,440	$3,464	$100
Commercial real estate non-owner occupied	538	572	590	—
Residential real estate	1,920	1,996	1,969	2
Consumer	7	9	7	—
Total	$5,767	$6,017	$6,030	$102

The following table summarizes the Company’s carrying value of non-accrual TDRs as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Commercial	$5,808	$15,265
Commercial real estate non-owner occupied	—	—
Residential real estate	1,336	1,301
Consumer	111	142
Total non-accruing TDRs	$7,255	$16,708

At December 31, 2017 and 2016, the Company had $8.5 million and $5.8 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment. Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had three TDRs that were modified within the past twelve months and had defaulted on their restructured terms. The defaulted TDRs consisted of two commercial loans totaling $3.2 million, and one small residential loan. Non-accruing TDRs decreased $9.4 million from December 31, 2016 due to charge-offs within the commercial loan segment. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings.

During 2016, the Company had five TDRs that were modified within the past twelve months and had defaulted on their restructured terms. The defaulted TDRs consisted of two commercial loans totaling $6.4 million and three residential loans totaling $0.4 million. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest.

Loans accounted for under ASC 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically re-measured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during 2017 and 2016:

	December 31, 2017	December 31, 2016
Accretable yield beginning balance	$60,476	$84,194
Reclassification from non-accretable difference	11,398	14,316
Reclassification to non-accretable difference	(2,801)	(4,778)
Accretion	(22,505)	(33,256)
Accretable yield ending balance	$46,568	$60,476

Below is the composition of the net book value for loans accounted for under ASC 310-30 at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Contractual cash flows	$489,892	$537,611
Non-accretable difference	(322,701)	(331,283)
Accretable yield	(46,568)	(60,476)
Loans accounted for under ASC 310-30	$120,623	$145,852

Note 7 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses and recorded investment in loans as of and for the years ended December 31, 2017 and 2016:

	Year ended December 31, 2017
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$18,821	$5,642	$4,387	$324	$29,174
Non 310-30 beginning balance	18,821	5,422	4,387	319	28,949
Charge-offs	(10,342)	—	(236)	(737)	(11,315)
Recoveries	99	20	129	185	433
Provision	12,762	141	(315)	538	13,126
Non 310-30 ending balance	21,340	5,583	3,965	305	31,193
ASC 310-30 beginning balance	—	220	—	5	225
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision (recoupment)	45	(194)	—	(5)	(154)
ASC 310-30 ending balance	45	26	—	—	71
Ending balance	$21,385	$5,609	$3,965	$305	$31,264
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$1,466	$2	$32	$1	$1,501
Non 310-30 loans collectively evaluated for impairment	19,874	5,581	3,933	304	29,692
ASC 310-30 loans	45	26	—	—	71
Total ending allowance balance	$21,385	$5,609	$3,965	$305	$31,264
Loans:
Non 310-30 individually evaluated for impairment	$22,232	$1,260	$7,240	$141	$30,873
Non 310-30 collectively evaluated for impairment	1,822,898	483,881	696,238	24,434	3,027,451
ASC 310-30 loans	29,475	77,908	12,759	481	120,623
Total loans	$1,874,605	$563,049	$716,237	$25,056	$3,178,947

	Year ended December 31, 2016
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$17,261	$4,166	$5,281	$411	$27,119
Non 310-30 beginning balance	16,473	3,939	5,245	385	26,042
Charge-offs	(20,684)	(280)	(408)	(771)	(22,143)
Recoveries	89	123	108	274	594
Provision	22,943	1,640	(558)	431	24,456
Non 310-30 ending balance	18,821	5,422	4,387	319	28,949
ASC 310-30 beginning balance	788	227	36	26	1,077
Charge-offs	—	(41)	—	(6)	(47)
Recoveries	—	—	—	—	—
(Recoupment) provision	(788)	34	(36)	(15)	(805)
ASC 310-30 ending balance	—	220	—	5	225
Ending balance	$18,821	$5,642	$4,387	$324	$29,174
Ending allowance balance attributable to:
Non 310-30 loans individually evaluated for impairment	$2,360	$1	$46	$2	$2,409
Non 310-30 loans collectively evaluated for impairment	16,461	5,421	4,341	317	26,540
ASC 310-30 loans	—	220	—	5	225
Total ending allowance balance	$18,821	$5,642	$4,387	$324	$29,174
Loans:
Non 310-30 individually evaluated for impairment	$29,411	$631	$7,346	$188	$37,576
Non 310-30 collectively evaluated for impairment	1,491,739	437,011	721,015	27,728	2,677,493
ASC 310-30 loans	39,280	89,150	16,524	898	145,852
Total loans	$1,560,430	$526,792	$744,885	$28,814	$2,860,921

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

Net charge-offs on non 310-30 loans during 2017 were $10.9 million. Management’s evaluation of credit quality resulted in a provision for loan losses on the non 310-30 loans of $13.1 million during 2017. During 2016, the Company had $21.6 million of net charge-offs on non 310-30 loans, of which $19.1 million were from the energy portfolio, and recorded a provision for loan losses on non 310-30 loans of $24.5 million, or which $18.9 million were from the energy portfolio.

During 2017 and 2016, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement in 2017 resulted in a net recoupment of $154 thousand, due to a $194 thousand recoupment in the non-owner occupied commercial real estate segment. The re-measurement in 2016 resulted in a net recoupment of $805 thousand, which was comprised primarily of a $788 thousand recoupment in the commercial segment.

Note 8 Premises and Equipment

Premises and equipment consisted of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Land	$28,698	$29,864
Buildings and improvements	73,703	69,980
Equipment	46,091	42,067
Total premises and equipment, at cost	148,492	141,911
Less: accumulated depreciation and amortization	(54,784)	(46,240)
Premises and equipment, net	$93,708	$95,671

The Company incurred $7.6 million, $8.7 million and $10.1 million of depreciation expense during 2017, 2016 and 2015, respectively, as a component of occupancy and equipment expense in the consolidated statements of operations. The Company disposed of $2.3 million, $3.5 million and $0.1 million of premises and equipment, net, during 2017, 2016 and 2015, respectively.

During 2017, the Company consolidated two banking centers and completed the divestiture of four banking centers, resulting in a gain of $2.9 million included in non-interest income in the consolidate statements of operations. The divestiture included buildings classified as held-for-sale, which were adjusted to the lower of the carrying amount or fair value less cost to sell and totaled $1.6 million at December 31, 2016.

During 2016, the Company consolidated seven banking centers resulting in certain buildings classified as held-for-sale, which were adjusted to the lower of the carrying amount or fair value less cost to sell. The adjustment totaled $1.4 million and is included in the consolidated statements of operations at December 31, 2015.

Space in certain facilities is leased under operating leases. Below is a summary of future minimum lease payments as of December 31, 2017:

Years ending December 31,	Amount
2018	$3,158
2019	3,092
2020	2,981
2021	3,091
2022	3,052
Thereafter	12,210
Total	$27,584

Note 9 Other Real Estate Owned

A summary of the activity in the OREO balances during 2017 and 2016 is as follows:

	For the years ended December 31,
	2017	2016
Beginning balance	$15,662	$20,814
Transfers from loan portfolio, at fair value	1,800	6,868
Impairments	(766)	(298)
Sales, net	(6,205)	(11,722)
Ending balance	$10,491	$15,662

The OREO balances excluded $0.7 million and $1.6 million at December 31, 2017 and 2016, respectively, of the Company’s minority interests in OREO, which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests. Included in Sales, net are gains of $4.2 million and $4.4 million for the years ended December 31, 2017 and 2016, respectively.

Note 10 Goodwill and Intangible Assets

In connection with our acquisitions, the Company recorded goodwill of $59.6 million and core deposit intangible assets of $38.4 million. The Company is amortizing the core deposit intangibles on a straight line basis over 7 years from the date of the respective acquisitions, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $5.3 million, $5.5 million and $5.4 million during 2017, 2016 and 2015, respectively. The following table shows the estimated future amortization expense as of December 31, 2017:

Years ending December 31,	Amount
2018	$1,122
2019	135
2020	135
2021	135
2022	79

The accumulated amortization of the core deposit intangible assets was $36.8 million and $31.5 million at December 31, 2017 and 2016, respectively. At December 31, 2017, the core deposit intangible for the Bank Midwest and Hillcrest Bank acquisitions were fully amortized.

The Company had goodwill of $59.6 million at December 31, 2017 and 2016. The goodwill is measured as the excess of the fair value of consideration paid over the fair value of assets acquired. No goodwill impairment was recorded during 2017, 2016 or 2015.

Note 11 Deposits

Total deposits were $4.0 billion and $3.9 billion at December 31, 2017 and 2016, respectively. Time deposits were $1.1 billion and $1.2 billion at December 31, 2017 and 2016, respectively.  At December 31, 2016, deposits totaling $103.0 million were held-for-sale, including $51.6 million of time deposits. The following table summarizes the Company’s time deposits by remaining contractual maturity:

Years ending December 31,	Amount
2018	$684,622
2019	308,139
2020	100,275
2021	7,044
2022	14,389
Thereafter	3,581
Total time deposits	$1,118,050

The Company incurred interest expense on deposits as follows during the periods indicated:

	For the years ended December 31,
	2017	2016	2015
Interest bearing demand deposits	$445	$369	$315
Money market accounts	4,077	3,600	3,372
Savings accounts	1,481	1,016	837
Time deposits	10,169	8,978	9,085
Total	$16,172	$13,963	$13,609

The Federal Reserve System requires cash balances to be maintained at the Federal Reserve Bank based on certain deposit levels. There was no minimum reserve requirement for the Bank at December 31, 2017. The aggregate amount of certificates of deposit in denominations that meet or exceed the FDIC insurance limit was $140.7 million and $119.7 million at December 31, 2017 and 2016, respectively.

Note 12 Borrowings

The following table sets forth selected information regarding repurchase agreements during 2017, 2016 and 2015:

	As of and for the years ended December 31,
	2017	2016	2015
Maximum amount of outstanding agreements at any month end during the period	$130,463	$154,404	$288,591
Average amount outstanding during the period	$88,390	$109,246	$197,726
Weighted average interest rate for the period	0.19%	0.14%	0.09%

As of December 31, 2017, 2016 and 2015, the Company had pledged mortgage-backed securities with a fair value of approximately $136.1 million, $99.1 million and $205.7 million, respectively, for securities sold under agreements to repurchase. Additionally, there was $5.7 million, $7.0 million and $68.1 million of excess collateral pledged for repurchase agreements at December 31, 2017, 2016 and 2015, respectively.

The vast majority of the Company’s repurchase agreements are overnight transactions with clients that mature the day after the transaction. During 2017, 2016 and 2015, the overnight agreements had a weighted average interest rate of 0.19%,  0.14% and 0.09%, respectively. At December 31, 2017, 2016 and 2015, none of the Company’s repurchase agreements were for periods longer than one day. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the consolidated financial statements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $806.7 million at December 31, 2017. At December 31, 2017, 2016 and 2015, the Bank had  $129.1 million, $25.0 million and $25.0 million in term advances from the FHLB, respectively. All of the outstanding advances have fixed interest rates between 1.31% - 2.33%, with maturity dates of 2018 - 2020. The Bank had investment securities pledged as collateral for FHLB advances in the amount of $28.1 million, $28.8 million and $41.7 million at December 31, 2017, 2016 and 2015, respectively. Interest expense related to FHLB advances totaled $1.8 million,  $0.7 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Basel III Capital rules, effective January 1, 2015, changed the components of regulatory capital, changed the way in which risk ratings are assigned to various categories of bank assets and defined a new Tier 1 common risk-based ratio. In addition, a capital conservative buffer requirement, designed to strengthen an institution’s financial resilience during economic cycles through the restriction of capital distributions and other payments, became effective in 2016, with full phase-in beginning January 1, 2019. When fully phased-in, the capital conservation buffer adds a 2.5% capital requirement above existing regulatory minimum ratios.

Under the Basel III requirements, at December 31, 2017 and 2016, the Company and the Bank met all capital requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	December 31, 2017
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.8%	$470,877	N/A	N/A	4.0%	$191,559
NBH Bank	8.1%	382,918	5.0%	$237,772	4.0%	190,217
Common equity tier 1 risk-based capital:
Consolidated	12.9%	$470,877	N/A	N/A	7.0%	$335,228
NBH Bank	10.6%	382,918	6.5%	$309,103	7.0%	332,881
Tier 1 risk-based capital ratio:
Consolidated	12.9%	$470,877	N/A	N/A	8.5%	$309,400
NBH Bank	10.6%	382,918	8.0%	$289,022	8.5%	307,086
Total risk-based capital ratio:
Consolidated	13.8%	$502,917	N/A	N/A	10.5%	$382,200
NBH Bank	11.5%	414,958	10.0%	$361,277	10.5%	379,341

	December 31, 2016
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.4%	$470,259	N/A	N/A	4.0%	$181,019
NBH Bank	8.6%	389,189	4.5%	$202,903	4.0%	180,358
Common equity tier 1 risk-based capital:
Consolidated	14.2%	$470,259	N/A	N/A	7.0%	$316,784
NBH Bank	11.8%	389,189	6.5%	$293,082	7.0%	315,627
Tier 1 risk-based capital ratio:
Consolidated	14.2%	$470,259	N/A	N/A	8.5%	$282,578
NBH Bank	11.8%	389,189	8.0%	$264,596	8.5%	281,133
Total risk-based capital ratio:
Consolidated	15.0%	$499,759	N/A	N/A	10.5%	$349,067
NBH Bank	12.7%	418,689	10.0%	$330,745	10.5%	347,282

(1)	As of the fully phased-in date of January 1, 2019, including the capital conservation buffer.

Note 14 FDIC Loss-Sharing Related

During the fourth quarter of 2015, the Bank entered into an early termination agreement with the FDIC, terminating its loss-share agreements. The Bank paid consideration of $15.1 million to the FDIC for the termination of the agreements. Additionally, the Bank recorded a pre-tax gain of $4.9 million in the fourth quarter of 2015, which was recorded in FDIC loss-sharing related income in the consolidated statements of operations. FDIC related income during 2015 was $(15.6) million, mostly driven by FDIC indemnification asset amortization.

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

As of December 31, 2017, the aggregate number of Class A common stock available for issuance under the 2014 Plan is 5,754,830 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders. Upon an option exercise, it is the Company’s policy to issue shares from treasury stock.

To date, the Company has issued stock options, restricted stock and performance stock units under the plans. The Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.

Stock options

The Company issued stock options during 2017, 2016 and 2015, which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest on a graded basis over 1-4 years of continuous service and have 7-10 year contractual terms.

Below are the weighted average assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s stock options granted in 2017, 2016 and 2015:

	2017	2016	2015
Weighted average fair value	$7.84	$4.24	$4.37
Weighted average risk-free interest rate (1)	2.14%	1.47%	1.59%
Expected volatility (2)	21.61%	22.47%	23.87%
Expected term (years) (3)	6.09	6.09	6.01
Dividend yield (4)	0.83%	1.02%	1.05%

(1)	The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term.
(2)

Expected volatility was calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with those of a peer group of eight comparable publicly traded companies for a period commensurate with the expected term of the options.

(3)	The expected term was estimated to be the average of the contractual vesting term and time to expiration.
(4)

The dividend yield was assumed to be $0.05 per share per quarter through the third quarter of 2016, $0.07 per share per quarter through the first quarter of 2017 and $0.09 per share per quarter through the fourth quarter of 2017 in accordance with the Company’s dividend policy at the time of grant.

The Company issued stock options in accordance with the 2014 Plan during 2017. The following table summarizes stock option activity for 2017:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2016	2,185,922	$19.81	4.85	$7,753
Granted	100,401	33.98
Exercised	(658,371)	19.91
Forfeited	(29,634)	19.82
Outstanding at December 31, 2017	1,598,318	$20.62	4.07	$19,017
Options exercisable at December 31, 2017	1,372,300	$19.82	3.35	$17,306
Options vested and expected to vest	1,581,184	$20.54	4.02	$18,924

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.7 million, $0.7 million and $0.7 million for 2017, 2016 and 2015, respectively. At December 31, 2017, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes the Company’s outstanding stock options:

			Options outstanding			Options exercisable
				Weighted average
			Number	remaining contractual	Weighted average	Number	Weighted average
Range of exercise price			outstanding	life (years)	exercise price	exercisable	exercise price
$18.00	-	18.99	129,327	5.85	$18.55	129,145	$18.55
$19.00	-	19.99	243,649	7.78	$19.38	115,278	$19.31
$20.00	-	20.99	1,126,549	2.61	$20.01	1,125,577	$20.01
$21.00 and above			98,793	9.14	$33.42	2,300	$23.98

Restricted stock awards

The Company issued time based restricted stock awards during 2017, 2016 and 2015. The restricted stock awards vest over a range of a 1 – 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

No market-based stock awards were granted during 2017. During the year ended December 31, 2016, the Company granted market-based awards of 26,594 shares in accordance with the 2014 Plan. These shares have a five-year performance period and vest upon the later of the Company’s stock price achieving an established price goal during the performance period and the third anniversary of the date of grant. The $11.28 per share fair value of these awards was determined using a Monte Carlo Simulation at grant date. The market-based performance condition had been met for these awards and the total unrecognized compensation cost related to these non-vested awards totaled $0.1 million, and is expected to be recognized over a weighted average period of approximately 1.2 years.

Performance stock units

During the year ended December 31, 2017 and 2016, the Company granted 49,758 and 91,342 performance stock units in accordance with the 2014 Plan, respectively. These performance stock units granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit for awards granted during 2017 of the EPS target portion and the TSR target portion was $34.04 and $32.06, respectively.

The following table summarizes restricted stock and performance stock unit activity during 2017 and 2016:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2015	836,031	$15.42	—	$—
Granted	122,992	19.15	91,342	18.22
Vested	(431,155)	15.78	—	—
Forfeited	(28,597)	18.95	(6,047)	18.22
Unvested at December 31, 2016	499,271	15.82	85,295	18.22
Granted	66,471	33.43	49,758	33.22
Vested	(380,956)	15.40	—	—
Forfeited	(21,229)	18.73	(9,971)	21.78
Unvested at December 31, 2017	163,557	$22.60	125,082	$23.90

As of December 31, 2017, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $1.5 million and $1.6 million, respectively, and is expected to be recognized over a weighted average period of approximately 1.8 years and 1.8 years, respectively. Expense related to non-vested restricted stock awards totaled $2.2 million, $2.4 million and $2.6 million during 2017, 2016 and 2015, respectively. Expense related to non-vested performance stock units totaled $0.8 million, $0.4 million and $0.0 million during 2017, 2016 and 2015, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 355,159 were available for issuance.

Under the ESPP, employees purchased 11,178 shares and 19,178 shares during 2017 and 2016, respectively.

Note 16 Warrants

During 2017 and 2016,  250,750 and 475,000 warrants were exercised in a non-cash transaction, respectively, representing the remaining outstanding warrants. The warrants were granted to certain lead investors of the Company at the time of the Company’s initial capital raise (2009-2010), all with an exercise price of $20.00 per share.  Refer to the consolidated statements of changes in shareholders’ equity for additional detail.

During 2015, the Company modified its remaining warrant agreements resulting in the reclassification of $3.1 million to additional paid-in capital included in the consolidated statements of financial condition at December 31, 2015. Refer to the consolidated statements of changes in shareholders’ equity for additional detail.

Note 17 Common Stock

The Company had 26,875,585 and 26,386,583 shares of Class A common stock outstanding at December 31, 2017 and 2016, respectively. Additionally, the Company had 163,557 and 499,271 shares outstanding at December 31, 2017 and 2016, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On August 5, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. The remaining authorization under this program at December 31, 2017 was $12.6 million.

Note 18 Income Per Share

The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 15.

The Company had 26,875,585 and 26,386,583 shares of Class A commons stock outstanding as of December 31, 2017 and 2016, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted income per share because to do so would have been anti-dilutive for 2017, 2016 and 2015.

The following table illustrates the computation of basic and diluted income per share for 2017, 2016 and 2015:

	For the years ended December 31,
	2017	2016	2015
Net income	$14,579	$23,060	$4,881
Less: income allocated to participating securities	(56)	(52)	(53)
Income allocated to common shareholders	$14,523	$23,008	$4,828
Weighted average shares outstanding for basic income per common share	26,928,763	28,313,061	34,349,996
Dilutive effect of equity awards	772,392	704,831	9,321
Dilutive effect of warrants	8,504	73,451	4,170
Weighted average shares outstanding for diluted income per common share	27,709,659	29,091,343	34,363,487
Basic income per share	$0.54	$0.81	$0.14
Diluted income per share	$0.53	$0.79	$0.14

The Company had 1,598,318,  2,185,922 and 2,596,251 outstanding stock options to purchase common stock at weighted average exercise prices of $20.62,  $19.81 and $19.84 per share at December 31, 2017, 2016 and 2015, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, 250,750 warrants were exercised in a non-cash transaction during 2017, representing the remaining outstanding warrants to purchase shares of the Company’s common stock. The warrants had an exercise price of $20.00. The Company had 288,639,  499,271 and 836,031 unvested restricted shares and units issued as of December 31, 2017, 2016 and 2015, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 19 Income Taxes

Income tax expense attributable to income before taxes was $21.3 million, $2.9 million and $3.0 million for 2017, 2016 and 2015, respectively. During the fourth quarter of 2017, the Company re-measured its deferred tax asset as a result of the enactment of “H.R.1”, known as the “Tax Cuts and Jobs Act”, which among other items reduces the federal corporate tax rate to 21% effective January 1, 2018. Income tax expense recorded in 2017 included an $18.5 million non-cash one-time charge primarily related to this re-measurement. The re-measurement was based on reasonable estimates using information that was known and available from the Tax Cuts and Jobs Act as it related to our temporary differences. As additional details and technical corrections arise related to the Tax Cuts and Jobs Act, the re-measurement estimates may be subject to future adjustment.

(a) Income taxes

Total income taxes for 2017, 2016 and 2015 were allocated as follows:

	For the years ended December 31,
	2017	2016	2015
Current expense:
U.S. federal	$1,230	$1,868	$3,536
State and local	169	117	311
Total current income tax expense	1,399	1,985	3,847
Deferred expense (benefit):
U.S. federal	17,639	626	(710)
State and local	2,245	336	(93)
Total deferred income tax expense (benefit)	19,884	962	(803)
Income tax expense	$21,283	$2,947	$3,044

(b) Tax Rate Reconciliation

The reconciliation between the income tax expenses and the amounts computed by applying the U.S. federal income tax rate to pretax income is as follows:

	For the years ended December 31,
	2017	2016	2015
Income tax at federal statutory rate (35%)	$12,550	$9,103	$2,774
State income taxes, net of federal benefits	265	295	142
Tax-exempt loan interest income	(5,380)	(3,798)	(2,568)
Bank-owned life insurance income	(813)	(724)	(576)
Stock-based compensation	(3,998)	(2,002)	3,520
Federal and state deferred tax rate change	18,457	—	—
Warrant valuation	—	—	37
Bargain purchase gain	—	—	(367)
Other	202	73	82
Income tax expense	$21,283	$2,947	$3,044

(c) Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Excess tax basis of acquired loans over carrying value	$1,887	$5,865
Allowance for loan losses	7,354	11,063
Intangible assets	6,367	12,279
Other real estate owned	228	—
Accrued stock-based compensation	3,098	7,429
Accrued compensation	2,431	3,296
Capitalized start-up costs	2,488	4,554
Accrued expenses	1,227	2,218
Net deferred loan fees	622	1,198
Net operating loss	1,027	2,177
Federal tax credits	5,891	1,888
Net unrealized losses on investment securities	2,307	1,082
Other	993	1,526
Total deferred tax assets	35,920	54,575
Deferred tax liabilities:
Premises and equipment	(113)	(937)
Other real estate owned	—	(426)
Prepaid expenses	(177)	(402)
Total deferred tax liabilities	(290)	(1,765)
Net deferred tax asset	$35,630	$52,810

At December 31, 2017, the Company has federal and state net operating loss carryovers (NOLs) of $4.0 million and $8.9 million, respectively, which are available to offset future taxable income. The federal NOLs expire in varying amounts through 2037, and the state NOLs expire in varying amounts between 2026 and 2037. The Company also has a minimum tax credit carryover of $5.9 million that under the recently enacted tax law, the minimum tax credit is available to reduce income tax obligations in future periods without limitation and eventually becomes refundable regardless of the Company’s tax liability. The minimum tax credit is available to reduce income tax obligations in future periods to the extent they exceed the calculated alternative minimum tax. The Company does not expect any tax attribute carryovers to expire before they are utilized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. For the years ended December 31, 2017 and 2016, management believes a valuation allowance on the deferred tax asset is not necessary based on the current and future projected earnings of the Company. The Company has no ASC 740-10 unrecognized tax benefits recorded as of December 31, 2017 and 2016 and does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. The Company and its subsidiary bank are subject to income tax by federal, state and local government taxing authorities. The Company’s tax returns for the years ended December 31, 2014 through 2017 remain subject to examination for U.S. federal income tax authorities. The years open to examination by state and local government authorities vary by jurisdiction.

The Company has unvested stock-based compensation awards outstanding at December 31, 2017, including stock options, restricted stock and performance stock units. The strike prices for options range from $18.09 to $34.16, with a large portion of the awards having strike prices of $20.00. The restricted stock vest over a range of 1-3 year period. The performance stock units cliff vest over a range of 2-3 years and the number of shares issued is determined by the final performance results.

Depending on the movement in our stock price, these stock-based compensation awards may create either an excess tax benefit or tax deficiency depending on the relationship between the fair value at the time of vesting or exercise and the estimated fair value recorded at the time of grant. During 2017 and 2016, the Company recorded $4.2 million and $2.1 million, respectively, of excess tax benefit related to the settlement of awards during the period as a component of income tax expense in the consolidated statements of operations. During 2015, the Company recorded a tax deficiency of $3.7 million in income tax expense resulting from expired or exercised awards. As of December 31, 2017, the Company had a $3.1 million deferred tax asset related to stock-based compensation, $2.3 million of which is associated with executive officers still employed by the Company.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of December 31, 2017 and 2016.

Information about the valuation methods used to measure fair value is provided in note 22.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	location	2017	2016	location	2017	2016
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$10,489	$9,528	Other liabilities	$1,167	$1,381
Total derivatives designated as hedging instruments		$10,489	$9,528		$1,167	$1,381

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$2,483	$1,900	Other liabilities	$2,584	$1,898
Interest rate lock commitments	Other assets	128	149	Other liabilities	—	6
Forward contracts	Other assets	5	138	Other liabilities	7	20
Total derivatives not designated as hedging instruments		$2,616	$2,187		$2,591	$1,924

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2017, the Company had 61 interest rate swaps with a notional amount of $417.7 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loans. The Company had 42 outstanding interest rate swaps with a notional amount of $313.0 million that were designated as fair value hedges as of December 31, 2016.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During 2017, the Company recognized a net loss of $995 thousand in non-interest income related to hedge ineffectiveness. During 2016, the Company recognized a net gain of $293 thousand in non-interest income related to hedge ineffectiveness.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2017, the Company had 44 matched interest rate swap transactions with an aggregate notional amount of $202.2 million related to this program. As of December 31, 2016, the Company had 36 matched interest rate swap transactions with an aggregate notional amount of $132.6 million related to this program.

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

The Company had 31 interest rate lock commitments with a notional value of $8.0 million and six forward contracts with a notional value of $9.0 million at December 31, 2017. The Company had 78 interest rate lock commitments with a notional value of $13.8 million and 11 forward contracts with a notional value of $11.8 million at December 31, 2016.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for 2017 and 2016:

	Location of gain (loss)	Amount of gain or (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the years ended December 31,
hedging relationships	derivatives	2017	2016
Interest rate products	Other non-interest income	$1,177	$8,183
Total		$1,177	$8,183

	Location of gain (loss)	Amount of gain or (loss) recognized in income on hedged items
	recognized in income on	For the years ended December 31,
Hedged items	hedged items	2017	2016
Interest rate products	Other non-interest income	$(2,172)	$(7,890)
Total		$(2,172)	$(7,890)

	Location of gain (loss)	Amount of gain or (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the years ended December 31,
as hedging instruments	derivatives	2017	2016
Interest rate products	Other non-interest expense	$104	$129
Interest rate lock commitments	Gain on sale of mortgages, net	(13)	142
Forward contracts	Gain on sale of mortgages, net	(120)	118
Total		$(29)	$389

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

As of December 31, 2017, the termination value of derivatives in a net liability position related to these agreements was $0.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of December 31, 2017, the Company had posted $0.5 million in eligible collateral. If the Company had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

Note 21 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At December 31, 2017 and 2016, the Company had loan commitments totaling $680.8 million and $602.2 million, respectively, and standby letters of credit that totaled $7.2 million and $13.5 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Commitments to fund loans	$181,904	$149,391
Unfunded commitments under lines of credit	498,857	452,851
Commercial and standby letters of credit	7,185	13,532
Total unfunded commitments	$687,946	$615,774

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During 2017 and 2016, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At December 31, 2017 and 2016, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

Loans held for sale—The Company has elected to record loans originated and intended for sale in the secondary market at estimated fair value. The Company estimates fair value based on quoted market prices for similar loans in the secondary market and is classified as level 2.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016, on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$168,648	$—	$168,648
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	685,230	—	685,230
Municipal securities	—	829	—	829
Loans held for sale	—	4,629	—	4,629
Interest rate swap derivatives	—	12,972	—	12,972
Mortgage banking derivatives	—	—	133	133
Total assets at fair value	$—	$872,308	$133	$872,441
Liabilities:
Interest rate swap derivatives	$—	$3,751	$—	$3,751
Mortgage banking derivatives	—	—	7	7
Total liabilities at fair value	$—	$3,751	$7	$3,758

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$227,160	$—	$227,160
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	652,739	—	652,739
Municipal securities	—	3,648	—	3,648
Loans held for sale	—	24,187	—	24,187
Interest rate swap derivatives	—	11,428	—	11,428
Mortgage banking derivatives	—	—	287	287
Total assets at fair value	$—	$919,162	$287	$919,449
Liabilities:
Interest rate swap derivatives	$—	$3,279	$—	$3,279
Mortgage banking derivatives	—	—	26	26
Total liabilities at fair value	$—	$3,279	$26	$3,305

The table below details the changes in level 3 financial instruments during 2017:

Mortgage banking
derivatives, net
Balance at December 31, 2016	$261
Loss included in earnings, net	(135)
Net change in Level 3	(135)
Balance at December 31, 2017	$126

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 0% - 25%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At December 31, 2017, the Company measured seven loans not accounted for under ASC 310-30 at fair value on a non-recurring basis with a carrying balance of $7.1 million and specific reserve balance of $1.5 million. At December 31, 2016, the Company measured three loans not accounted for under ASC 310-30 at fair value on a non-recurring basis with a carrying balance of $10.5 million and  a specific reserve balance of $2.4 million.

OREO is recorded at the lower of the cost basis or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $0.8 million and $0.3 million of OREO impairments in its consolidated statements of operations during 2017 and 2016, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding the assets recorded at fair value on a non-recurring basis at December 31, 2017 and 2016:

	December 31, 2017
	Total	Losses from fair value changes
Other real estate owned	$10,491	$766
Impaired loans	30,873	11,099

	December 31, 2016
	Total	Losses from fair value changes
Other real estate owned	$15,662	$154
Impaired loans	38,282	15,200

The Company did not record any liabilities measured at fair value on a non-recurring basis during 2017 and 2016.

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

The fair value of financial instruments at December 31, 2017 and 2016, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair value	December 31, 2017		December 31, 2016
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$257,364	$257,364	$152,736	$152,736
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	168,648	168,648	227,160	227,160
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	685,230	685,230	652,739	652,739
Municipal securities	Level 2	829	829	3,648	3,648
Municipal securities	Level 3	219	219	265	265
Other available-for-sale securities	Level 3	419	419	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	204,352	204,048	263,411	264,862
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	54,378	52,723	69,094	67,711
Non-marketable securities	Level 2	15,030	15,030	14,949	14,949
Loans receivable	Level 3	3,178,947	3,167,508	2,860,921	2,879,860
Loans held for sale	Level 2	4,629	4,629	24,187	24,187
Accrued interest receivable	Level 2	14,255	14,255	12,562	12,562
Interest rate swap derivatives	Level 2	12,972	12,972	11,428	11,428
Mortgage banking derivatives	Level 3	133	133	287	287
LIABILITIES
Deposit transaction accounts	Level 2	2,861,509	2,861,509	2,696,603	2,696,603
Time deposits	Level 2	1,118,050	1,118,050	1,172,046	1,172,046
Securities sold under agreements to repurchase	Level 2	130,463	130,463	92,011	92,011
Federal Home Loan Bank advances	Level 2	129,115	130,300	38,665	39,324
Accrued interest payable	Level 2	5,776	5,776	4,973	4,973
Interest rate swap derivatives	Level 2	3,751	3,751	3,279	3,279
Mortgage banking derivatives	Level 3	7	7	187	187

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

Loans held-for-sale

Loans held-for-sale are carried at an estimated fair value. The portfolio consists primarily of fixed rate residential mortgage loans that are sold within 45 days. The estimated fair value is based on quoted market prices for similar loans in the secondary market and is classified as level 2.

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

Derivative assets and liabilities

Fair values for derivative assets and liabilities are fully described in note 20 of the consolidated financial statements.

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

Note 24 Subsequent Events

On January 1, 2018, the Company completed its acquisition of Peoples, Inc., the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. Immediately following the completion of the acquisition, Peoples National Bank and Peoples Bank merged into NBH Bank. Pursuant to the merger agreement executed in June 2017, the Company paid $36.2 million of cash consideration and 3,398,477 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Peoples. Cash paid included $10.0 million placed in escrow for certain potential liabilities the Company is indemnified for pursuant to the merger agreement. The cash paid is included in cash and due from banks in the Company’s consolidated statements of financial condition at December 31, 2017. The transaction has a value of $146.4 million in the aggregate, based on the Company’s closing price of $32.43 on the acquisition date. Acquisition related costs of $2.7 million were included in the Company’s consolidated statements of operations for the year ended December 31, 2017.

The Company determined that this acquisition constitutes a business combination as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturities and risk instruments. The estimation of expected future cash flows, market conditions and other future events and actual results could differ materially. The determination of the fair values of fixed assets, loans,

OREO, core deposit intangible, mortgage servicing rights and mortgage repurchase reserve involves a high degree of judgment and complexity. The Company has made the determination of provisional fair values using the best information available at the time; however, purchase accounting is not complete and the assumptions used are subject to change and, if changed, could have a material effect on the Company's financial position and results of operations.

The table below summarizes the provisional net assets acquired (at fair value) and consideration transferred in connection with the Peoples acquisition:

Assets:
Cash and due from banks	$105,173
Investment securities available-for-sale	118,553
Non-marketable securities	4,846
Loans	544,233
Loans held for sale	54,260
Other real estate owned	1,436
Premises and equipment	17,931
Core deposit intangible asset	9,839
Mortgage servicing rights	4,233
Other assets	15,740
Total assets acquired	$876,244

Liabilities:
Total deposits	729,911
Other liabilities	55,973
Total liabilities assumed	$785,884

Identifiable net assets acquired	$90,360

Consideration:
NBHC common stock paid at January 1, 2018, closing price of $32.43	$110,213
Cash	36,189
Total	$146,402

Estimated goodwill created	$56,042

In connection with the Peoples acquisition, the Company estimates it will record $56.0 million of goodwill, a $9.8 million core deposit intangible asset, a $4.2 million mortgage servicing rights intangible asset and a $3.8 million mortgage repurchase reserve, included in other liabilities. The core deposit intangible will be amortized straight-line over ten years and the mortgage servicing rights intangible is amortized in proportion to and over the period of the estimated net servicing income.

The following unaudited pro forma information combines the historical results of Peoples and the Company. The unaudited pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. The unaudited pro forma information below reflects adjustments made to exclude acquisition-related expenses of the Company and Peoples of $13.1 million during the year ended 2017, estimated amortization and accretion of purchase discounts and premiums of $0.9 million and $0.9 million and estimated amortization of acquired identifiable intangibles of $1.1 million and $1.1 million during the years ended December 31, 2017 and 2016, respectively. The unaudited pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired Peoples during the periods presented.

If the Peoples acquisition had been completed on January 1, 2016, unaudited pro forma total revenue for the Company would have been approximately $263.0 million and $268.1 million for the years ended December 31, 2017 and 2016, respectively.

Unaudited pro forma net income for the Company would have been approximately $22.6 million and $34.7 million, respectively, for the same periods. Unaudited pro forma basic and dilutive earnings per share for the Company would have been $0.75 and $0.73 for the year ended December 31, 2017, respectively, and $1.09 and $1.07 for the year ended December 31, 2016, respectively.

Note 25 Parent Company Only Financial Statements

Parent company only financial information for National Bank Holdings Corporation is summarized as follows:

Condensed Statements of Financial Condition

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$73,873	$64,691
Investment in subsidiaries	444,445	455,120
Other assets	14,414	16,996
Total assets	$532,732	$536,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$325	$618
Total liabilities	325	618
Shareholders’ equity	532,407	536,189
Total liabilities and shareholders’ equity	$532,732	$536,807

Condensed Statements of Operations

	For the years ended December 31,
	2017	2016	2015
Income
Interest income	$45	$24	$—
Undistributed equity from subsidiaries	(11,192)	(129,956)	(74,131)
Distributions from subsidiaries	28,903	155,353	86,000
Other income	—	—	1,048
Total income	17,756	25,421	12,917
Expenses
Salaries and benefits	3,680	3,529	3,349
Other expenses	3,587	3,578	3,597
Total expenses	7,267	7,107	6,946
Income before income taxes	10,489	18,314	5,971
Income tax (benefit) expense	(4,090)	(4,746)	1,090
Net income	$14,579	$23,060	$4,881

Condensed Statements of Cash Flows

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$14,579	$23,060	$4,881
Undistributed equity from subsidiaries	11,192	(25,388)	(11,869)
Stock-based compensation expense	3,648	3,492	3,349
Net excess tax (benefit) deficit on stock-based compensation	(4,225)	(2,078)	3,677
Other	6,680	418	(1,042)
Net cash provided by (used in) operating activities	31,874	(496)	(1,004)
Cash flows from investing activities:
Outlay for business combinations	—	—	(9,482)
Dividend payment from subsidiary equity	—	15,353	—
Return of capital from investments in subsidiaries	—	140,000	86,000
Net cash provided by investing activities	—	155,353	76,518
Cash flows from financing activities:
Capital contribution	(5,000)	—	—
Issuance of stock under purchase and equity compensation plans	(8,395)	(6,201)	(952)
Proceeds from exercise of stock options	104	—	160
Settlement of warrants	—	—	(368)
Payment of dividends	(9,401)	(6,131)	(6,711)
Repurchase of shares	—	(93,573)	(175,048)
Net cash used in financing activities	(22,692)	(105,905)	(182,919)
Net increase (decrease) in cash and cash equivalents	9,182	48,952	(107,405)
Cash and cash equivalents at beginning of the year	64,691	15,739	123,144
Cash and cash equivalents at end of the year	$73,873	$64,691	$15,739

Note 26 Quarterly Results of Operations (unaudited)

The following is a summary of quarterly results:

	December 31, 2017
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$41,889	$42,579	$41,213	$38,740	$164,421
Interest expense	4,976	4,681	4,440	4,018	18,115
Net interest income before provision for loan losses	36,913	37,898	36,773	34,722	146,306
Provision for loan losses	3,272	3,880	4,025	1,795	12,972
Net interest income after provision for loan losses	33,641	34,018	32,748	32,927	133,334
Non-interest income	8,883	9,551	12,075	8,696	39,205
Non-interest expense	34,028	34,605	33,439	34,605	136,677
Income before income taxes	8,496	8,964	11,384	7,018	35,862
Income tax expense (benefit)	18,615	1,733	2,175	(1,240)	21,283
Net (loss) income	$(10,119)	$7,231	$9,209	$8,258	$14,579
(Loss) income per share-basic	$(0.37)	$0.27	$0.34	$0.31	$0.54
(Loss) income per share-diluted	$(0.37)	$0.26	$0.33	$0.30	$0.53

	December 31, 2016
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$39,658	$40,764	$38,472	$41,554	$160,448
Interest expense	3,873	3,700	3,719	3,516	14,808
Net interest income before provision for loan losses	35,785	37,064	34,753	38,038	145,640
Provision for loan losses	1,282	5,293	6,457	10,619	23,651
Net interest income after provision for loan losses	34,503	31,771	28,296	27,419	121,989
Non-interest income	9,992	11,608	10,504	7,923	40,027
Non-interest expense	34,423	33,370	33,314	34,902	136,009
Income before income taxes	10,072	10,009	5,486	440	26,007
Income tax expense	81	1,695	982	189	2,947
Net income	$9,991	$8,314	$4,504	$251	$23,060
Income per share-basic	$0.38	$0.30	$0.15	$0.01	$0.81
Income per share-diluted	$0.36	$0.30	$0.15	$0.01	$0.79

	December 31, 2015
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$43,492	$42,311	$42,517	$43,087	$171,407
Interest expense	3,563	3,629	3,662	3,608	14,462
Net interest income before provision for loan losses	39,929	38,682	38,855	39,479	156,945
Provision for loan losses	5,423	3,710	1,858	1,453	12,444
Net interest income after provision for loan losses	34,506	34,972	36,997	38,026	144,501
Non-interest income	15,419	3,761	2,747	(479)	21,448
Non-interest expense	42,230	38,677	40,393	36,724	158,024
Income (loss) before income taxes	7,695	56	(649)	823	7,925
Income tax expense (benefit)	4,355	(1,580)	692	(423)	3,044
Net income (loss)	$3,340	$1,636	$(1,341)	$1,246	$4,881
Income (loss) per share-basic	$0.11	$0.05	$(0.04)	$0.03	$0.14
Income (loss) per share-diluted	$0.11	$0.05	$(0.04)	$0.03	$0.14

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9A.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2017. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2017, which report is included in this Item 9A below.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
National Bank Holdings Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited National Bank Holdings Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

Kansas City, Missouri

February 27, 2018

Item 9B.     OTHER INFORMATION

None.

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

The Company's Supplemental Code of Ethics for CEO and Senior Financial Officers, which applies to the CEO, Chief Financial Officer and Principal Accounting Officer, is available at www.nationalbankholdings.com. Amendments to, and waivers of, the code of ethics are publicly disclosed as required by applicable law, regulation or rule.

Item 11.       EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

Item 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

(1)  Financial Statements:

(2)  Financial Statement Schedules:

All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below:

Exhibit No	Description

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

10.5

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

10.7	National Bank Holdings Corporation Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 30, 2015)^

10.8	NBH Holdings Corp. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)^

10.9	Amendment to the NBH Holdings Corp. 2009 Equity Incentive Plan dated February 22, 2017 (incorporated herein by reference to Exhibit 10.10 to our form 10-K, filed on February 24, 2017)^

10.10	National Bank Holdings Corporation 2014 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 31, 2014)^

10.11

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (For Management) (incorporated herein by reference to Exhibit 10.12 to our form 10-K, filed on February 24, 2017)^

10.12

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Management) (incorporated herein by reference to Exhibit 10.13 to our form 10-K, filed on February 24, 2017)^

10.13

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Management) (incorporated herein by reference to Exhibit 10.14 to our form 10-K, filed on February 24, 2017)^

10.14

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Market-Based Performance Award Agreement (For Management) (incorporated herein by reference to Exhibit 10.15 to our form 10-K, filed on February 24, 2017)^

10.15

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors) (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q, filed on May 9, 2014)^

10.16

Support Agreement, dated as of June 23, 2017, by and among Peoples, Inc., National Bank Holdings Corporation and the undersigned stockholders of Peoples, Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated June 23, 2017 and filed on June 27, 2017)

10.17	Change of Control Agreement applicable to executive officers not party to an employee agreement (filed herewith)^

21.1	Subsidiaries of National Bank Holdings Corporation

23.1	Consent of KPMG LLP

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail**

*Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

**This information is deemed furnished, not filed.

^Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 27, 2018, on its behalf by the undersigned, thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ G. Timothy Laney
G. Timothy Laney
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2018, by the following persons on behalf of the registrant and in the capacities indicated.

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