Form 10-Q
period 2018-03-31
National Bank Holdings Corp
filed 2018-05-04
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, the registrant had outstanding 30,530,877 shares of Class A voting common stock, each with $0.01 par value per share, excluding 135,252 shares of restricted Class A common stock issued but not yet vested.

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

•       with respect to our mortgage business, our inability to negotiate our fees with Fannie Mae, Freddie Mac, Ginnie Mae or other investors for the purchase of our loans, our obligation to indemnify purchasers or to repurchase the related loans if they fail to meet certain criteria, higher rate of delinquencies and defaults as a result of the geographic concentration of our servicing portfolio, or the impact of interest rates on the value of our mortgage servicing rights;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$260,731	$193,297
Interest bearing bank deposits	26,139	64,067
Cash and cash equivalents	286,870	257,364
Investment securities available-for-sale (at fair value)	917,865	855,345
Investment securities held-to-maturity (fair value of $278,716 and $256,771 at March 31, 2018 and December 31, 2017, respectively)	283,369	258,730
Non-marketable securities	14,088	15,030
Loans	3,702,334	3,178,947
Allowance for loan losses	(30,686)	(31,264)
Loans, net	3,671,648	3,147,683
Loans held for sale	51,050	4,629
Other real estate owned	11,875	10,491
Premises and equipment, net	112,038	93,708
Goodwill	114,909	59,630
Intangible assets, net	15,561	1,607
Other assets	178,310	139,248
Total assets	$5,657,583	$4,843,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$1,083,245	$902,439
Interest bearing demand deposits	698,796	474,607
Savings and money market	1,779,817	1,484,463
Time deposits	1,147,452	1,118,050
Total deposits	4,709,310	3,979,559
Securities sold under agreements to repurchase	141,187	130,463
Federal Home Loan Bank advances	77,335	129,115
Other liabilities	83,888	71,921
Total liabilities	5,011,720	4,311,058
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,516,335 and 51,518,162 shares issued; 30,479,969 and 26,875,585 shares outstanding at March 31, 2018 and December 31, 2017, respectively	515	515
Additional paid-in capital	1,012,268	970,668
Retained earnings	68,008	60,795
Treasury stock of 20,814,584 and 24,479,020 shares at March 31, 2018 and December 31, 2017, respectively, at cost	(420,040)	(493,329)
Accumulated other comprehensive loss, net of tax	(14,888)	(6,242)
Total shareholders’ equity	645,863	532,407
Total liabilities and shareholders’ equity	$5,657,583	$4,843,465

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended
	March 31,
	2018	2017
Interest and dividend income:
Interest and fees on loans	$45,280	$31,763
Interest and dividends on investment securities	6,526	6,613
Dividends on non-marketable securities	244	167
Interest on interest-bearing bank deposits	741	197
Total interest and dividend income	52,791	38,740
Interest expense:
Interest on deposits	4,634	3,787
Interest on borrowings	510	231
Total interest expense	5,144	4,018
Net interest income before provision for loan losses	47,647	34,722
Provision for loan losses	41	1,795
Net interest income after provision for loan losses	47,606	32,927
Non-interest income:
Service charges	4,510	3,326
Bank card fees	3,362	2,804
Mortgage banking income	7,971	454
Bank-owned life insurance income	452	470
Other non-interest income	1,150	1,414
OREO related income	390	228
Total non-interest income	17,835	8,696
Non-interest expense:
Salaries and benefits	30,672	20,390
Occupancy and equipment	7,955	5,437
Telecommunications and data processing	4,366	1,587
Marketing and business development	1,224	651
FDIC deposit insurance	753	705
Bank card expense	2,136	883
Professional fees	2,819	416
Other non-interest expense	3,845	2,406
Problem asset workout	781	872
Loss (gain) on OREO sales, net	78	(112)
Core deposit intangible asset amortization	653	1,370
Total non-interest expense	55,282	34,605
Income before income taxes	10,159	7,018
Income tax expense (benefit)	1,695	(1,240)
Net income	$8,464	$8,258
Income per share—basic	$0.28	$0.31
Income per share—diluted	$0.27	$0.30
Weighted average number of common shares outstanding:
Basic	30,493,689	26,801,773
Diluted	31,143,528	27,680,029

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2018	2017
Net income	$8,464	$8,258
Other comprehensive loss, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $2,301 and $(161) for the three months ended March 31, 2018 and 2017, respectively	(6,780)	263
Less: amortization of net unrealized holding gains to income, net of tax benefit of $70 and $218 for the three months ended March 31, 2018 and 2017, respectively	(387)	(357)
Other comprehensive loss	(7,167)	(94)
Comprehensive income	$1,297	$8,164

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2018 and 2017

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2016	$514	$984,087	$55,454	$(502,104)	$(1,762)	$536,189
Net income	—	—	8,258	—	—	8,258
Stock-based compensation	—	902	—	—	—	902
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,883, net	—	(11,314)	—	5,577	—	(5,737)
Cash dividends declared ($0.07 per share)	—	—	(1,900)	—	—	(1,900)
Warrant exercise	—	(1,933)	—	1,933	—	—
Other comprehensive loss	—	—	—	—	(94)	(94)
Balance, March 31, 2017	$514	$971,742	$61,812	$(494,594)	$(1,856)	$537,618
Balance, December 31, 2017	$515	$970,668	$60,795	$(493,329)	$(6,242)	$532,407
Net income	—	—	8,464	—	—	8,464
Stock-based compensation	—	833	—	—	—	833
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,566, net	—	(1,476)	—	5,319	—	3,843
Reissuance of treasury stock of 3,398,477 for acquisition of Peoples, Inc.	—	42,243	—	67,970	—	110,213
Cash dividends declared ($0.09 per share)	—	—	(2,756)	—	—	(2,756)
Reclassification of certain tax effects from accumulated other comprehensive income(1)	—	—	1,479	—	(1,479)	—
Cumulative effect adjustment(2)	—	—	26	—	—	26
Other comprehensive loss	—	—	—	—	(7,167)	(7,167)
Balance, March 31, 2018	$515	$1,012,268	$68,008	$(420,040)	$(14,888)	$645,863

(1)

Related to the adoption of Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Refer to note 2 – Recent Accounting Pronouncements of our consolidated financial statements for further details.

(2)

Related to the adoption of Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. Refer to note 2 – Recent Accounting Pronouncements of our consolidated financial statements for further details.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$8,464	$8,258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	41	1,795
Depreciation and amortization	2,983	3,341
Current income tax receivable	(4,233)	444
Deferred income taxes	(609)	(1,734)
Net excess tax benefit on stock-based compensation	(371)	(2,845)
Discount accretion, net of premium amortization on securities	821	703
Loan accretion	(6,508)	(6,191)
Gain on sale of mortgages, net	(6,803)	(454)
Origination of loans held for sale, net of repayments	(219,584)	(14,925)
Proceeds from sales of loans held for sale	235,104	32,194
Bank-owned life insurance income	(452)	(470)
Loss (gain) on the sale of other real estate owned, net	78	(112)
Impairment on other real estate owned	38	46
Gain on fixed assets	—	(3)
Stock-based compensation	833	902
Change in other assets	(5,630)	(3,280)
Change in other liabilities	6,337	3,576
Net cash provided by operating activities	10,509	21,245
Cash flows from investing activities:
Purchase of FHLB stock	(2,950)	—
Proceeds from redemption of FHLB stock	8,690	1,884
Proceeds from maturities of investment securities held-to-maturity	15,526	18,350
Proceeds from maturities of investment securities available-for-sale	55,152	59,155
Proceeds from sales of investment securities available-for-sale	33,202	—
Purchase of investment securities available-for-sale	(42,199)	(96,948)
Purchase of investment securities held-to-maturity	(40,735)	—
Net decrease (increase) in loans	9,136	(87,543)
Purchases of premises and equipment, net	(1,905)	(783)
Proceeds from sales of loans	—	20,269
Proceeds from sales of other real estate owned	36	755
Net cash activity from acquisition	68,983	—
Net cash provided by (used in) investing activities	102,936	(84,861)
Cash flows from financing activities:
Net (decrease) increase in deposits	(160)	99,294
Increase (decrease) in repurchase agreements	10,724	(314)
Advances from FHLB	—	92,798
FHLB payoffs	(85,605)	(54,683)
Issuance of stock under purchase and equity compensation plans	(517)	(5,737)
Proceeds from exercise of stock options	4,360	—
Payment of dividends	(2,741)	(2,048)
Net cash (used in) provided by financing activities	(73,939)	129,310
Increase in cash, cash equivalents and restricted cash	39,506	65,694
Cash, cash equivalents and restricted cash at beginning of the year	257,364	152,736
Cash, cash equivalents and restricted cash at end of period	$296,870	$218,430
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$3,723	$2,745
Net tax refunds (payments)	$164	$(7)
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$127	$578
(Decrease) increase in loans purchased but not settled	$(15,068)	$16,141
Loans transferred from loans held for sale to loans	$878	$3,825
Treasury stock reissued for acquisition	$110,213	$—

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009 with the intent to acquire and operate financial services franchises and other complementary businesses in targeted markets. The Company is headquartered immediately south of Denver, in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 104 banking centers located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services. On January 1, 2018, the Company completed the acquisition of Peoples, Inc. Refer to note 3 – Acquisition Activities for further details.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2017 and include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation The results of operations for the interim period is not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

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

Beginning in the first quarter 2018, loans previously referred to as "non 310-30 loans" are referred to as "originated and acquired loans," which include acquired loans not accounted for under ASC 310-30. No amounts were reclassified resulting from this change in terminology.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2017 and are contained in the Company's Annual Report on Form 10-K. There have not been any significant changes to the application of significant accounting policies since December 31, 2017, except for the following additions:

Mortgage Servicing– Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and included in intangible assets, net on the consolidated statements of financial condition. For subsequent measurement purposes, the Company measures servicing assets based on the lower of cost or market using the amortization method. The values of these capitalized servicing rights are amortized as an offset to the loan servicing income earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the fair value of those assets. For purposes of impairment evaluation and measurement, management stratifies MSRs based on the predominant risk characteristics of the underlying loans, including loan type and loan term. If, by individual stratum, the carrying amount of these MSRs exceeds fair value, a valuation allowance is established and the impairment is recognized in mortgage banking income. If the fair value of impaired MSRs subsequently increases, management recognizes the increase in fair value in current period mortgage banking income and, through a reduction in the valuation allowance, adjusts the carrying value of the MSRs to a level not in excess of amortized cost.

Reserve for Mortgage Loan Repurchase Losses–The Company sells mortgage loans to various third parties, including government-sponsored entities, under contractual provisions that include various representations and warranties that typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, and similar matters. The Company may be required to repurchase the mortgage loans with identified defects, indemnify the investor or insurer, or reimburse the investor for credit loss incurred on the loan (collectively “repurchase”) in the event of a material breach of such contractual representations or warranties. Risk associated with potential repurchases or other forms of settlement is managed through underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses based on a combination of factors. Such factors incorporate actual and historic loss history, delinquency trends in the portfolio and economic conditions. The Company establishes a reserve at the time loans are sold and quarterly updates the reserve estimate during the estimated loan life. The repurchase reserve is included in other liabilities on the consolidated statements of financial condition.

Note 2 Recent Accounting Pronouncements

Revenue from Contracts with Customers—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update supersedes revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The new guidance stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides specific steps that entities should apply in order to achieve this principle. The amendments are effective for interim and annual periods beginning after December 15, 2017, with early application permitted for interim and annual periods beginning after December 15, 2016. ASU 2014-09 allows for either full retrospective or modified retrospective adoption.

The new guidance does not apply to revenue associated with financial assets and liabilities including loans, leases, securities, and derivatives that are accounted for under other GAAP. Accordingly, the majority of the Company’s revenues are not affected. The Company adopted ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach. Additionally, the Company has determined certain service charges, bank card fees and real estate sales are within the scope of the ASU, but has not identified changes to the timing or amount of revenue recognition. Accounting policies and procedures did not change materially as the principals of revenue recognition from the ASU are largely consistent with existing guidance and current practices applied by the Company. Refer to note 11 of our consolidated financial statements for required disclosures under the new standard.

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

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities—In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted, including in an interim period. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated statements of financial condition as of the date of adoption. The Company adopted ASU 2017-12 during the first quarter of 2018 and recorded a cumulative effect adjustment of $26 thousand within equity in the consolidated statements of financial condition.

Reclassification of Certain Tax Effects—In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments eliminate the stranded tax effects that were created as a result of the reduction of historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted ASU 2018-02 in the first quarter of 2018, resulting in a $1.5 million reclassification from accumulated other comprehensive loss to retained earnings on the consolidated statements of financial condition and the consolidated statements of changes in shareholders’ equity.

The company adopted ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force, ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments and ASU 2017-05 Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) with no material impact on its financial statements.

The Company reviewed ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, and does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Note 3 Acquisition Activities

On January 1, 2018, the Company completed its acquisition of Peoples, Inc., the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. Immediately following the completion of the acquisition, Peoples National Bank and Peoples Bank merged into NBH Bank. Pursuant to the merger agreement executed in June 2017, the Company paid $36.2 million of cash consideration and 3,398,477 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Peoples. Included in the cash consideration is $10.0 million of restricted cash placed in escrow for certain potential liabilities the Company is indemnified for pursuant to the merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition at March 31, 2018. The transaction has a value of $146.4 million in the aggregate, based on the Company’s closing price of $32.43 on the acquisition date. Acquisition related costs of $7.6 million were included in the Company’s consolidated statements of operations for the three months ended March 31, 2018. The results of Peoples are included in the results of the Company subsequent to the acquisition date.

The Company determined that this acquisition constitutes a business combination as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturities and risk instruments. The estimation of expected future cash flows, market conditions and other future events and actual results could differ materially. The determination of the fair values of fixed assets, loans, OREO, core deposit intangible, mortgage servicing rights and mortgage repurchase reserve involves a high degree of judgment and complexity. The Company has made the determination of fair values using the best information available at the time; however, purchase accounting is not complete and the assumptions used are subject to change and, if changed, could have a material effect on the Company's financial position and results of operations.

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Peoples acquisition:

Assets:
Cash and due from banks	$105,173
Investment securities available-for-sale	118,512
Non-marketable securities	4,796
Loans	542,707
Loans held for sale	54,260
Other real estate owned	1,409
Premises and equipment	18,584
Core deposit intangible asset	10,477
Mortgage servicing rights	4,301
Other assets	15,324
Total assets acquired	$875,543

Liabilities:
Total deposits	729,911
FHLB borrowings	33,825
Other liabilities	20,683
Total liabilities assumed	$784,419

Identifiable net assets acquired	$91,124

Consideration:
NBHC common stock paid at January 1, 2018, closing price of $32.43	$110,213
Cash	36,189
Total	$146,402

Estimated goodwill created	$55,278

In connection with the Peoples acquisition, the Company recorded $55.3 million of goodwill, a $10.5 million core deposit intangible asset, a $4.3 million mortgage servicing rights intangible asset and a $4.0 million mortgage repurchase reserve, included in other liabilities. The core deposit intangible will be amortized straight-line over ten years and the mortgage servicing rights intangible is amortized in proportion to and over the period of the estimated net servicing income. The FHLB borrowings of $33.9 million were paid off during the first quarter of 2018.

The fair value of the acquired assets and liabilities noted in the table may change during the provisional period, which may last up to twelve months subsequent to the acquisition date. The Company may obtain additional information to refine the valuation of the acquired assets and liabilities and adjust the recorded fair value. Adjustments recorded to the acquired assets and liabilities will be applied prospectively in accordance with ASU 2015-16.

At the date of acquisition, none of the loans were accounted for under the guidance of ASC Topic 310-30, and the gross contractual amounts receivable, inclusive of all principal and interest, was $713.6 million. The Company’s best estimate of the contractual cash flows for loans not expected to be collected was $6.1 million.

The following pro forma information combines the historical results of Peoples and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. If the Peoples acquisition had been completed on January 1, 2017, pro forma total revenue for the Company would have been approximately $65.5 million and $61.6 million for the three months ended March 31, 2018 and 2017, respectively. Pro forma net income for the Company would have been approximately $14.5 million and $9.9 million for the three month ended March 31, 2018 and 2017, respectively. Pro forma basic and dilutive earnings per share for the Company would have been $0.48 and $0.47 for the three months ended March 31, 2018, respectively, and $0.33 and $0.32 for the three months ended March 31, 2017, respectively.

For the three months ended March 31, 2018, the pro forma information reflects adjustments made to exclude acquisition-related expenses of the Company of $7.6 million. For the three months ended March 31, 2017, the pro-forma information reflects adjustments made to include estimated amortization and accretion of purchase discounts and premiums of $0.2 million and estimated amortization of acquired identifiable intangibles of $0.3 million. The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired Peoples during the periods presented.

The Company has determined that it is impractical to report the amounts of revenue and earnings of legacy Peoples since the acquisition date due to the integration of operations shortly after the acquisition date. Accordingly, reliable and separate complete revenue and earnings information is no longer available. In addition, such amounts would require significant estimates related to the proper allocation of merger cost savings that cannot be objectively made.

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.2 billion at March 31, 2018 and included $0.9 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities. At December 31, 2017, investment securities totaled $1.1 billion and included $0.8 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities.

Available-for-sale

At March 31, 2018 and December 31, 2017, the Company held $0.9 billion of available-for-sale investment securities. Available-for-sale securities are summarized as follows as of the dates indicated:

	March 31, 2018
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$189,430	$1,635	$(2,435)	$188,630
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	751,497	151	(23,919)	727,729
Municipal securities	1,054	—	(17)	1,037
Other securities	469	—	—	469
Total investment securities available-for-sale	$942,450	$1,786	$(26,371)	$917,865

	December 31, 2017
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$167,269	$2,371	$(992)	$168,648
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	702,107	351	(17,228)	685,230
Municipal securities	1,054	—	(6)	1,048
Other securities	419	—	—	419
Total investment securities available-for-sale	$870,849	$2,722	$(18,226)	$855,345

At March 31, 2018 and December 31, 2017, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$99,713	$(1,579)	$32,040	$(856)	$131,753	$(2,435)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	274,644	(3,894)	385,797	(20,025)	660,441	(23,919)
Municipal securities	503	(17)	—	—	503	(17)
Total	$374,860	$(5,490)	$417,837	$(20,881)	$792,697	$(26,371)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$62,178	$(408)	$36,086	$(584)	$98,264	$(992)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	162,346	(830)	412,967	(16,398)	575,313	(17,228)
Municipal securities	514	(6)	—	—	514	(6)
Total	$225,038	$(1,244)	$449,053	$(16,982)	$674,091	$(18,226)

The unrealized losses in the Company's investment portfolio at March 31, 2018 were caused by changes in interest rates. The portfolio included 205 securities, having an aggregate fair value of $792.7 million, which were in an unrealized loss position at March 31, 2018, compared to 87 securities, with an aggregate fair value of $674.1 million at December 31, 2017.

Management evaluated all of the available for sale securities in an unrealized loss position at March 31, 2018 and December 31, 2017, and identified one municipal security with other-than-temporary impairment (OTTI), with an aggregate fair value of $0.3 million and $0.3 million, respectively. No OTTI charges were recorded during the three months ended March 31, 2018 and 2017. The unrealized losses on the remaining securities in an unrealized loss position were caused by changes in interest rates. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase, and to secure borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank (“FHLB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $427.8 million and $334.6 million at March 31, 2018 and December 31, 2017, respectively. Certain investment securities may also be pledged as collateral for the line of credit at the FHLB; at March 31, 2018 or December 31, 2017, no securities were pledged for this purpose.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.5 years and 3.4 years at March 31, 2018 and December 31, 2017, respectively. This estimate is based on assumptions and actual results may differ. At March 31, 2018 and December 31, 2017, the duration of the total available-for-sale investment portfolio was 3.1 years and 3.1 years, respectively.

As of March 31, 2018, municipal securities with an amortized cost and fair value of $0.2 million were due after one year through five years, while municipal securities with an amortized cost and fair value of $0.5 million were due after five years through ten years. Other securities and municipal securities of $0.8 million as of March 31, 2018, have no stated contractual maturity date.

Held-to-maturity

At March 31, 2018 and December 31, 2017, the Company held $283.4 million and $258.7 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$191,136	$8	$(2,535)	$188,609
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	92,233	5	(2,131)	90,107
Total investment securities held-to-maturity	$283,369	$13	$(4,666)	$278,716

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$204,352	$151	$(455)	$204,048
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	54,378	—	(1,655)	52,723
Total investment securities held-to-maturity	$258,730	$151	$(2,110)	$256,771

The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$171,017	$(2,059)	$16,202	$(476)	$187,219	$(2,535)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	6,018	(139)	43,350	(1,992)	49,368	(2,131)
Total	$177,035	$(2,198)	$59,552	$(2,468)	$236,587	$(4,666)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$149,182	$(220)	$17,506	$(235)	$166,688	$(455)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	6,460	(65)	46,264	(1,590)	52,724	(1,655)
Total	$155,642	$(285)	$63,770	$(1,825)	$219,412	$(2,110)

The held-to-maturity portfolio included 48 securities, having an aggregate fair value of $236.6 million, which were in an unrealized loss position at March 31, 2018, compared to 36 securities, with a fair value of $219.4 million, at December 31, 2017.

Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at March 31, 2018 or December 31, 2017. The unrealized losses in the Company's investments at March 31, 2018 were caused by changes in interest rates. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $140.8 million and $142.0 million at March 31, 2018 and December 31, 2017, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of March 31, 2018 and December 31, 2017 was 3.1 years and 3.1 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 2.6 years and 2.8 years as of March 31, 2018 and December 31, 2017, respectively.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. Beginning in the first quarter 2018, loans previously referred to as "non 310-30 loans" are referred to as "originated and acquired loans," which include acquired loans not accounted for under ASC 310-30. No amounts were reclassified resulting from this change in terminology.

The tables below show the loan portfolio composition including carrying value by segment of loans accounted for under ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and originated and acquired loans, as of the dates shown. The carrying value of originated and acquired loans is net of discounts, fees, cost and fair value marks of $11.2 million and $4.3 million as of March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018
	ASC	Originated and
	310-30 loans	acquired loans	Total loans	% of total
Commercial	$24,702	$2,081,197	$2,105,899	56.9%
Commercial real estate non-owner occupied	75,277	635,438	710,715	19.2%
Residential real estate	12,000	847,155	859,155	23.2%
Consumer	330	26,235	26,565	0.7%
Total	$112,309	$3,590,025	$3,702,334	100.0%

	December 31, 2017
	ASC	Originated and
	310-30 loans	acquired loans	Total loans	% of total
Commercial	$29,475	$1,845,130	$1,874,605	59.0%
Commercial real estate non-owner occupied	77,908	485,141	563,049	17.7%
Residential real estate	12,759	703,478	716,237	22.5%
Consumer	481	24,575	25,056	0.8%
Total	$120,623	$3,058,324	$3,178,947	100.0%

Delinquency for originated and acquired loans is shown in the following tables at March 31, 2018 and December 31, 2017:

	March 31, 2018
			Greater			Total	Loans > 90
	30-59	60-89	than 90			originated and	days past
	days past	days past	days past	Total past		acquired	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,083	$116	$1,214	$2,413	$1,492,675	$1,495,088	$150	$5,302
Owner occupied commercial real estate	440	534	2,790	3,764	380,483	384,247	535	7,202
Agriculture	151	—	734	885	160,764	161,649	16	2,103
Energy	—	—	923	923	39,290	40,213	—	923
Total commercial	1,674	650	5,661	7,985	2,073,212	2,081,197	701	15,530
Commercial real estate non-owner occupied:
Construction	465	941	642	2,048	110,038	112,086	642	—
Acquisition/development	—	—	51	51	23,058	23,109	51	833
Multifamily	—	—	29	29	51,712	51,741	—	29
Non-owner occupied	—	10	—	10	448,492	448,502	—	613
Total commercial real estate	465	951	722	2,138	633,300	635,438	693	1,475
Residential real estate:
Senior lien	2,535	309	1,517	4,361	744,083	748,444	238	5,918
Junior lien	1,002	238	40	1,280	97,431	98,711	—	710
Total residential real estate	3,537	547	1,557	5,641	841,514	847,155	238	6,628
Consumer	204	22	140	366	25,869	26,235	135	36
Total originated and acquired loans	$5,880	$2,170	$8,080	$16,130	$3,573,895	$3,590,025	$1,767	$23,669

	December 31, 2017
			Greater			Total	Loans > 90
	30-59	60-89	than 90			originated and	days past
	days past	days past	days past	Total past		acquired	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Originated and acquired loans:
Commercial:
Commercial and industrial	$554	$117	$1,389	$2,060	$1,373,962	$1,376,022	$150	$7,767
Owner occupied commercial real estate	696	—	1,983	2,679	270,074	272,753	—	3,478
Agriculture	585	—	701	1,286	137,609	138,895	—	2,003
Energy	—	—	1,645	1,645	55,815	57,460	—	1,645
Total commercial	1,835	117	5,718	7,670	1,837,460	1,845,130	150	14,893
Commercial real estate non-owner occupied:
Construction	—	—	179	179	107,502	107,681	—	179
Acquisition/development	1,097	—	—	1,097	13,318	14,415	—	—
Multifamily	—	—	—	—	26,947	26,947	—	—
Non-owner occupied	56	—	574	630	335,468	336,098	—	605
Total commercial real estate	1,153	—	753	1,906	483,235	485,141	—	784
Residential real estate:
Senior lien	1,167	885	1,396	3,448	643,034	646,482	—	4,724
Junior lien	233	91	41	365	56,631	56,996	—	459
Total residential real estate	1,400	976	1,437	3,813	699,665	703,478	—	5,183
Consumer	157	6	5	168	24,407	24,575	—	140
Total originated and acquired loans	$4,545	$1,099	$7,913	$13,557	$3,044,767	$3,058,324	$150	$21,000

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

Non-accrual originated and acquired loans totaled $23.7 million at March 31, 2018, increasing $2.7 million, or 12.7% from December 31, 2017, due to acquired Peoples loans on non-accrual of $5.7 million, partially offset by one previously identified commercial and industrial loan of $2.3 million placed back on accrual during the first quarter of 2018.

The Company’s internal risk rating system uses a series of grades which reflect our assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements. Loans that are perceived to have acceptable risk are categorized as “Pass” loans. “Special mention” loans represent loans that have potential credit weaknesses that deserve close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower's ability to meet debt service requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “Substandard” have a well-defined credit weakness and are inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. Although these loans are identified as potential problem loans, they may never become non-performing. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes the collection of payments in accordance with the terms of the loan agreement are highly questionable and improbable. Doubtful loans are deemed impaired and put on non-accrual status.

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,460,896	$13,070	$20,219	$903	$1,495,088
Owner occupied commercial real estate	348,533	25,493	10,148	73	384,247
Agriculture	156,059	3,487	1,902	201	161,649
Energy	39,290	—	923	—	40,213
Total commercial	2,004,778	42,050	33,192	1,177	2,081,197
Commercial real estate non-owner occupied:
Construction	110,850	—	1,236	—	112,086
Acquisition/development	22,276	—	833	—	23,109
Multifamily	49,605	—	2,136	—	51,741
Non-owner occupied	430,437	15,133	2,932	—	448,502
Total commercial real estate	613,168	15,133	7,137	—	635,438
Residential real estate:
Senior lien	736,336	5,720	6,388	—	748,444
Junior lien	97,103	547	1,061	—	98,711
Total residential real estate	833,439	6,267	7,449	—	847,155
Consumer	26,197	1	37	—	26,235
Total originated and acquired loans	$3,477,582	$63,451	$47,815	$1,177	$3,590,025
Loans accounted for under ASC 310-30:
Commercial	$19,846	$1,073	$3,783	$—	$24,702
Commercial real estate non-owner occupied	48,174	912	26,191	—	75,277
Residential real estate	9,306	1,074	1,620	—	12,000
Consumer	208	8	114	—	330
Total loans accounted for under ASC 310-30	$77,534	$3,067	$31,708	$—	$112,309
Total loans	$3,555,116	$66,518	$79,523	$1,177	$3,702,334

	December 31, 2017
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,349,116	$10,829	$14,824	$1,253	$1,376,022
Owner occupied commercial real estate	250,224	17,030	5,424	75	272,753
Agriculture	118,068	18,824	1,870	133	138,895
Energy	55,814	—	1,646	—	57,460
Total commercial	1,773,222	46,683	23,764	1,461	1,845,130
Commercial real estate non-owner occupied:
Construction	107,502	—	179	—	107,681
Acquisition/development	14,415	—	—	—	14,415
Multifamily	24,817	—	2,130	—	26,947
Non-owner occupied	333,225	1,396	1,477	—	336,098
Total commercial real estate	479,959	1,396	3,786	—	485,141
Residential real estate:
Senior lien	641,294	91	5,097	—	646,482
Junior lien	56,172	—	824	—	56,996
Total residential real estate	697,466	91	5,921	—	703,478
Consumer	24,432	1	142	—	24,575
Total originated and acquired loans	$2,975,079	$48,171	$33,613	$1,461	$3,058,324
Loans accounted for under ASC 310-30:
Commercial	$23,954	$1,070	$4,451	$—	$29,475
Commercial real estate non-owner occupied	50,537	883	26,488	—	77,908
Residential real estate	10,072	1,055	1,632	—	12,759
Consumer	327	9	145	—	481
Total loans accounted for under ASC 310-30	$84,890	$3,017	$32,716	$—	$120,623
Total loans	$3,059,969	$51,188	$66,329	$1,461	$3,178,947

Originated and acquired special mention loans increased $15.3 million from December 31, 2017, primarily due to increases in commercial and industrial, owner occupied commercial real estate and non-owner occupied commercial real estate sectors from the Peoples acquisition, offset by upgrades to pass within the agriculture sector. Originated and acquired substandard loans increased $14.2 million from December 31, 2017, primarily due to increases in the commercial and industrial and owner occupied commercial real estate sectors from the Peoples acquisition.

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of originated and acquired loans on non-accrual status, loans in bankruptcy, and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At March 31, 2018, the Company measured $17.9 million of impaired loans based on the fair value of the collateral less selling costs and $2.3 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate. Impaired loans totaling $8.7 million that individually were less than $250 thousand each, were measured through the general ALL reserves due to their relatively small size. Impaired loans acquired from Peoples totaling $5.8 million were marked to fair value at the date of acquisition.

At March 31, 2018 and December 31, 2017, the Company’s recorded investment in impaired loans were $34.7 million and $30.9 million, respectively, of which $8.7 million and $8.5 million, respectively, were accruing TDRs. Impaired loans at March 31, 2018 were primarily comprised of seven relationships totaling $14.9 million. Three of the relationships were in the commercial and industrial sector totaling $7.5 million, two of the relationships were in the owner occupied commercial real estate sector totaling $4.9 million, one of the relationships was in the energy sector totaling $1.3 million and one relationship was in the agricultural sector totaling $1.2 million. Impaired loans had a collective related allowance for loan losses allocated to them of $1.2 million and $1.5 million at March 31, 2018 and December 31, 2017, respectively.

Additional information regarding impaired loans at March 31, 2018 and December 31, 2017 is set forth in the table below:

	March 31, 2018			December 31, 2017
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$7,036	$5,562	$—	$6,481	$5,055	$—
Owner occupied commercial real estate	7,726	7,464	—	4,186	3,934	—
Agriculture	1,508	1,259	—	1,502	1,245	—
Energy	6,889	2,171	—	8,661	3,861	—
Total commercial	23,159	16,456	—	20,830	14,095	—
Commercial real estate non-owner occupied:
Construction	—	—	—	215	179	—
Acquisition/development	1,065	833	—	—	—	—
Multifamily	29	29	—	29	29	—
Non-owner occupied	962	845	—	901	853	—
Total commercial real estate	2,056	1,707	—	1,145	1,061	—
Residential real estate:
Senior lien	1,738	1,563	—	333	309	—
Junior lien	393	300	—	—	—	—
Total residential real estate	2,131	1,863	—	333	309	—
Consumer	42	39	—	—	—	—
Total impaired loans with no related allowance recorded	$27,388	$20,065	$—	$22,308	$15,465	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$6,884	$4,284	$906	$7,919	$5,339	$1,329
Owner occupied commercial real estate	1,421	1,253	78	873	713	4
Agriculture	2,225	2,182	201	2,122	2,083	133
Energy	—	—	—	—	—	—
Total commercial	10,530	7,719	1,185	10,914	8,135	1,466
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	200	193	1	207	200	1
Total commercial real estate	200	193	1	207	200	1
Residential real estate:
Senior lien	6,329	5,553	24	6,481	5,753	24
Junior lien	1,262	1,142	7	1,295	1,179	8
Total residential real estate	7,591	6,695	31	7,776	6,932	32
Consumer	—	—	—	146	141	1
Total impaired loans with a related allowance recorded	$18,321	$14,607	$1,217	$19,043	$15,408	$1,500
Total impaired loans	$45,709	$34,672	$1,217	$41,351	$30,873	$1,500

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the three months ended
	March 31, 2018		March 31, 2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$5,534	$83	$8,095	$48
Owner occupied commercial real estate	7,487	18	3,885	18
Agriculture	1,259	6	2,588	—
Energy	2,353	20	6,098	—
Total commercial	16,633	127	20,666	66
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	886	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	876	4	329	7
Total commercial real estate	1,762	4	329	7
Residential real estate:
Senior lien	1,612	—	1,047	3
Junior lien	305	—	—	—
Total residential real estate	1,917	—	1,047	3
Consumer	14	—	4	—
Total impaired loans with no related allowance recorded	$20,326	$131	$22,046	$76
With a related allowance recorded:
Commercial:
Commercial and industrial	$4,339	$—	$3,445	$—
Owner occupied commercial real estate	1,265	5	678	5
Agriculture	2,126	1	156	1
Energy	—	—	6,589	—
Total commercial	7,730	6	10,868	6
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	29	—	32	—
Non-owner occupied	196	2	223	3
Total commercial real estate	225	2	255	3
Residential real estate:
Senior lien	5,601	13	5,791	21
Junior lien	1,151	9	1,625	13
Total residential real estate	6,752	22	7,416	34
Consumer	24	—	181	—
Total impaired loans with a related allowance recorded	$14,731	$30	$18,720	$43
Total impaired loans	$35,057	$161	$40,766	$119

Interest income recognized on impaired loans noted in the table above primarily represents interest earned on accruing troubled debt restructurings. Interest income recognized on impaired loans during the three months ended March 31, 2018 and 2017 was $0.2 million and $0.1 million, respectively.

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

During the three months ended March 31, 2018, the Company restructured four loans with a recorded investment of $0.9 million to facilitate repayment. All of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The tables below provide additional information related to accruing TDRs at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$7,045	$6,985	$7,832	$1,902
Commercial real estate non-owner occupied	426	431	471	—
Residential real estate	1,205	1,213	1,214	2
Consumer	—	—	—	—
Total	$8,676	$8,629	$9,517	$1,904

	December 31, 2017
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$6,595	$7,308	$7,171	$2,041
Commercial real estate non-owner occupied	455	489	500	—
Residential real estate	1,409	1,461	1,420	2
Consumer	1	3	1	—
Total	$8,460	$9,261	$9,092	$2,043

The following table summarizes the Company’s carrying value of non-accrual TDRs as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Commercial	$3,113	$5,808
Commercial real estate non-owner occupied	29	—
Residential real estate	1,537	1,336
Consumer	—	111
Total non-accruing TDRs	$4,679	$7,255

At March 31, 2018 and December 31, 2017, the Company had $8.7 million and $8.5 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment.

Accrual of interest is resumed on loans that were on non-accrual only after the loan has performed sufficiently. The Company had one TDR that was modified within the past twelve months and had defaulted on its restructured terms during the three months ended March 31, 2018. The defaulted TDR consisted of one commercial real estate non-owner occupied loan totaling $0.2 million. Non-accruing TDRs decreased $2.6 million from December 31, 2017 due to one previously identified commercial and industrial loan of $2.3 million placed back on accrual during the period. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings.

During the three months ended March 31, 2017, the Company had one TDR that was modified within the past twelve months and had defaulted on its restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest.

Loans accounted for under ASC 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically re-measured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Accretable yield beginning balance	$46,568	$60,476
Reclassification from non-accretable difference	5,409	5,385
Reclassification to non-accretable difference	(1,390)	(399)
Accretion	(5,394)	(5,871)
Accretable yield ending balance	$45,193	$59,591

Below is the composition of the net book value for loans accounted for under ASC 310-30 at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Contractual cash flows	$488,637	$489,892
Non-accretable difference	(331,135)	(322,701)
Accretable yield	(45,193)	(46,568)
Loans accounted for under ASC 310-30	$112,309	$120,623

Note 6 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$21,385	$5,609	$3,965	$305	$31,264
Originated and acquired beginning balance	21,340	5,583	3,965	305	31,193
Charge-offs	(437)	—	—	(279)	(716)
Recoveries	42	—	2	53	97
Provision	540	(712)	(39)	211	—
Originated and acquired ending balance	21,485	4,871	3,928	290	30,574
ASC 310-30 beginning balance	45	26	—	—	71
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision (recoupment)	48	(7)	—	—	41
ASC 310-30 ending balance	93	19	—	—	112
Ending balance	$21,578	$4,890	$3,928	$290	$30,686
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$1,185	$2	$31	$—	$1,218
Originated and acquired loans collectively evaluated for impairment	20,300	4,868	3,897	290	29,355
ASC 310-30 loans	93	20	—	—	113
Total ending allowance balance	$21,578	$4,890	$3,928	$290	$30,686
Loans:
Originated and acquired loans individually evaluated for impairment	$24,175	$1,901	$8,558	$38	$34,672
Originated and acquired loans collectively evaluated for impairment	2,057,022	633,537	838,597	26,197	3,555,353
ASC 310-30 loans	24,702	75,277	12,000	330	112,309
Total loans	$2,105,899	$710,715	$859,155	$26,565	$3,702,334

	Three months ended March 31, 2017
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$18,821	$5,642	$4,387	$324	$29,174
Originated and acquired beginning balance	18,821	5,422	4,387	319	28,949
Charge-offs	(20)	—	(8)	(182)	(210)
Recoveries	11	10	3	67	91
Provision	1,727	167	(166)	72	1,800
Originated and acquired ending balance	20,539	5,599	4,216	276	30,630
ASC 310-30 beginning balance	—	220	—	5	225
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Recoupment	—	(4)	—	(1)	(5)
ASC 310-30 ending balance	—	216	—	4	220
Ending balance	$20,539	$5,815	$4,216	$280	$30,850
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$2,866	$1	$47	$2	$2,916
Originated and acquired loans collectively evaluated for impairment	17,673	5,598	4,169	274	27,714
ASC 310-30 loans	—	216	—	4	220
Total ending allowance balance	$20,539	$5,815	$4,216	$280	$30,850
Loans:
Originated and acquired loans individually evaluated for impairment	$31,946	$574	$8,403	$180	$41,103
Originated and acquired loans collectively evaluated for impairment	1,572,715	450,577	722,582	26,614	2,772,488
ASC 310-30 loans	36,935	86,842	15,470	817	140,064
Total loans	$1,641,596	$537,993	$746,455	$27,611	$2,953,655

In evaluating the loan portfolio for an appropriate ALL level, non-impaired originated and acquired loans were grouped into segments based on broad characteristics such as primary use and underlying collateral. Within the segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics for purposes of applying loss ratios and determining applicable subjective adjustments to the ALL. The application of subjective adjustments was based upon qualitative risk factors, including economic trends and conditions, industry conditions, asset quality, loss trends, lending management, portfolio growth and loan review/internal audit results.

Net charge-offs on originated and acquired loans during the three months ended March 31, 2018 were $0.6 million. No provision was recorded for loan losses on originated and acquired loans during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company had $0.1 million of net charge offs on originated and acquired loans and recorded a provision for loan losses on originated and acquired loans of $1.8 million, driven by loan growth and increased reserves of $0.5 million for one energy sector credit previously placed on non-accrual.

During the three months ended March 31, 2018 and 2017, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement during the three months ended March 31, 2018 resulted in a net provision of $41 thousand. The re-measurement during the three months ended March 31, 2017 resulted in a net recoupment of $5 thousand for the three months ended March 31, 2017.

Note 7 Other Real Estate Owned

A summary of the activity in the OREO balances during the three months ended March 31, 2018 and 2017 is as follows:

	For the three months ended March 31,
	2018	2017
Beginning balance	$10,491	$15,662
Acquired through acquisition	1,409	—
Transfers from loan portfolio, at fair value	127	578
Impairments	(38)	(46)
Sales, net	(114)	(642)
Ending balance	$11,875	$15,552

The Company did not have any minority interest in participated other real estate owned at March 31, 2018. At December 31, 2017, OREO balances excluded $0.7 million of the Company’s minority interests in OREO, which are held by outside banks where the Company was not the lead bank and does not have a controlling interest. The Company maintains a receivable in other assets for these minority interests. Included in Sales, net are losses of $78 thousand for the three months ended March 31, 2018 and gains of $112 thousand for the three months ended March 31, 2017.

Note 8 Goodwill and Intangible Assets

In connection with acquisitions, the Company recorded goodwill of $114.9 million, core deposit intangible assets of $48.8 million and mortgage servicing rights of $4.3 million. In connection with the acquisition of Peoples completed in the first quarter of 2018, the Company recorded goodwill of $55.3 million, core deposit intangibles assets of $10.5 million and mortgage servicing rights of $4.3 million. The goodwill is measured as the excess of the fair value of consideration paid over the fair value of assets acquired. No goodwill impairment was recorded during the three months ended March 31, 2018 or the year ended December 31, 2017.

The Company is amortizing the core deposit intangibles from acquisitions on a straight line basis over 7-10 years from the date of the respective acquisitions, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $0.7 million and $1.4 million during the three months ended March 31, 2018 and 2017, respectively.

Mortgage servicing rights represent rights to service loans originated by the Company and sold to government sponsored enterprises including Freddie Mac (FHLMC), Fannie Mae (FNMA), Ginnie Mae(GNMA) and Federal Home Loan Bank (FHLB). Mortgage loans serviced for others were $441.0 million at March 31, 2018.

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2018 and December 31, 2017, are presented as follows:

	March 31, 2018			December 31, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$37,403	$11,431	$38,357	$36,750	$1,607
Mortgage servicing rights	4,301	171	4,130	—	—	—
Total	$53,135	$37,574	$15,561	$38,357	$36,750	$1,607

Below are the changes in the mortgage servicing rights for the periods presented:

For the three months ended March 31,
2018
Beginning balance	$—
Purchased through acquisitions	4,301
Amortization	(171)
Ending balance	$4,130
Fair value of mortgage servicing rights	$4,712

The Company is amortizing the mortgage servicing rights in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company recognized mortgage servicing rights amortization expense of $0.2 million during the three months ended March 31, 2018.

The fair value of mortgage servicing rights was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.5% and the constant prepayment speed ranged from 8.7% to 11.3% for the March 31, 2018 valuation.

Mortgage servicing rights are evaluated for impairment and recognized through a valuation allowance to the extent fair value is less than the carrying amount. The Company evaluates impairment by type (FHLMC, FNMA, GNMA and FHLB) and interest rate. There is no valuation allowance at March 31, 2018.

Note 9 Borrowings

As of March 31, 2018 and December 31, 2017, the Company sold securities under agreements to repurchase totaling $141.2 million and $130.5 million, respectively, and none were for periods longer than one day. The Company pledged mortgage-backed securities with a fair value of approximately $166.3 million and $136.1 million as of March 31, 2018 and December 31, 2017, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of March 31, 2018 and December 31, 2017, the Company had $25.1 million and $5.7 million of excess collateral pledged for repurchase agreements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $847.9 million at March 31, 2018. At March 31, 2018 and December 31, 2017, the Bank had $77.3 million and $129.1 million in term advances from the FHLB, respectively. The term advances have fixed interest rates of 1.55%-2.33%, with maturity dates of 2018 - 2020. The Bank had investment securities pledged as collateral for FHLB advances in the amount of $27.8 million at March 31, 2018 and $28.1 million at December 31, 2017. Interest expense related to FHLB advances totaled $460 thousand and $197 thousand for the three months ended March 31, 2018 and 2017, respectively.

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

The Basel III rules, effective January 1, 2016, changed the components of regulatory capital, changed the way in which risk ratings are assigned to various categories of bank assets and defined a new Tier 1 common risk-based ratio. In addition, a capital conservative buffer requirement, designed to strengthen an institution’s financial resilience during economic cycles through the restriction of capital distributions and other payments, became effective in 2017, with full phase-in beginning January 1, 2019. When fully phased-in, the capital conservation buffer adds a 2.5% capital requirement above existing regulatory minimum ratios.

Under the Basel III requirements, at March 31, 2018 and December 31, 2017, the Company and the Bank met all capital requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	March 31, 2018
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.6%	$527,873	N/A	N/A	4.0%	$220,218
NBH Bank	8.8%	482,069	5.0%	$273,067	4.0%	218,454
Common equity tier 1 risk-based capital:
Consolidated	12.4%	$527,873	N/A	N/A	7.0%	$385,382
NBH Bank	11.4%	482,069	6.5%	$354,987	7.0%	382,294
Tier 1 risk-based capital ratio:
Consolidated	12.4%	$527,873	N/A	N/A	8.5%	$361,114
NBH Bank	11.4%	482,069	8.0%	$338,103	8.5%	359,234
Total risk-based capital ratio:
Consolidated	13.2%	$559,623	N/A	N/A	10.5%	$446,082
NBH Bank	12.2%	513,819	10.0%	$422,628	10.5%	443,760

	December 31, 2017
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.8%	$470,877	N/A	N/A	4.0%	$191,559
NBH Bank	8.1%	382,918	5.0%	$237,772	4.0%	190,217
Common equity tier 1 risk-based capital:
Consolidated	12.9%	$470,877	N/A	N/A	7.0%	$335,228
NBH Bank	10.6%	382,918	6.5%	$309,103	7.0%	332,881
Tier 1 risk-based capital ratio:
Consolidated	12.9%	$470,877	N/A	N/A	8.5%	$309,400
NBH Bank	10.6%	382,918	8.0%	$289,022	8.5%	307,086
Total risk-based capital ratio:
Consolidated	13.8%	$502,917	N/A	N/A	10.5%	$382,200
NBH Bank	11.5%	414,958	10.0%	$361,277	10.5%	379,341

(1)	As of the fully phased-in date of January 1, 2019, including the capital conservation buffer.

Note 11 Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 2, Recent Accounting Pronouncements, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, and derivatives are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, and merchant income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges and other fees

Service charge fees are primarily comprised of monthly service fees, check orders, and other deposit account related fees. Other fees include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to clients’ accounts.

Bank card fees

Bank card fees are primarily comprised of debit card income, ATM fees, merchant services income, and other fees. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit card transactions. The Company’s performance obligation for bank card fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Loss (gain) on OREO Sales, net

Loss (gain) on OREO Sales, net is recognized when the Company meets its performance obligation to transfer title to the buyer. The gain or loss is measured as the excess of the proceeds received compared to the OREO carrying value. Sales proceeds are received in cash at the time of transfer.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three months ended March 31, 2018 and 2017.

	For the three months ended March 31,
	2018	2017
Non-interest income
In-scope of Topic 606:
Service Charges and other fees	$5,175	$3,791
Bank card fees	3,362	2,804
Non-interest income (in-scope of Topic 606)	8,537	6,595
Non-interest income (out-of-scope of Topic 606)	9,298	2,101
Total non-interest income	$17,835	$8,696
Non-interest expense
In-scope of Topic 606:
Loss (gain) on OREO sales, net	78	(112)
Total revenue in-scope of Topic 606	$8,615	$6,483

Contract Balances

A contract asset balance occurs when an entity performs a service for a client before the client pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a client for which the entity has already received payment (or payment is due) from the client. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

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

Stock options

The Company issued stock options during the three months ended March 31, 2018 and 2017 in accordance with the 2014 Plan, which are time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest on a graded basis over 1-4 years of continuous service and have 7-10 year contractual terms.

The following table summarizes stock option activity for the three months ended March 31, 2018:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2017	1,598,318	$20.62	4.07	$19,017
Granted	148,198	32.74
Exercised	(220,877)	19.74
Forfeited	(9,595)	27.69
Outstanding at March 31, 2018	1,516,044	$21.89	4.38	$17,295
Options exercisable at March 31, 2018	1,152,875	$19.85	2.95	$15,450
Options vested and expected to vest	1,477,364	$21.64	4.24	$17,220

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.2 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, there was $1.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.7 years.

Restricted stock awards

The Company issued time based restricted stock awards during the three months ended March 31, 2018 and 2017. The restricted stock awards vest over a range of a 1 - 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

No market-based stock awards were granted during the first quarter of 2018 or 2017. During the three months ended March 31, 2016, the Company granted market-based stock awards of 26,594 shares in accordance with the 2014 Plan. These shares have a five-year performance period and vest upon the later of the Company’s stock price achieving an established price goal during the performance period, and the third anniversary of the date of grant. The $11.28 per share fair value of these awards was determined using a Monte Carlo Simulation at grant date. The market-based performance condition had been met for these awards and the total unrecognized compensation cost related to non-vested market-based stock awards totaled $0.1 million, and is expected to be recognized over a weighted average period of approximately 0.9 years.

Performance stock units

During the three months ended March 31, 2018 and 2017, the Company granted 77,125 and 49,758 performance stock units in accordance with the 2014 Plan, respectively. These performance stock units granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit for awards granted during the three months ended March 31, 2018 of the EPS target portion and the TSR target portion was $32.65 and $27.51, respectively.

The following table summarizes restricted stock and performance stock unit activity during the three months ended March 31, 2018:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2017	163,557	$22.60	125,082	$23.90
Granted	66,321	32.84	77,125	30.38
Vested	(182)	18.48	—	—
Forfeited	(7,914)	28.20	(5,351)	28.05
Unvested at March 31, 2018	221,782	$25.47	196,856	$26.33

As of March 31, 2018, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $2.5 million and $3.1 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.6 years and 2.3 years, respectively. Expense related to non-vested restricted stock awards totaled $0.4 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively. Expense related to non-vested performance stock units totaled $0.2 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 349,199 was available for issuance.

Under the ESPP, employees purchased 5,960 shares and 5,373 shares during the three months ended March 31, 2018 and 2017, respectively.

Note 13 Warrants

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

Note 14 Common Stock

The Company had 30,479,969 and 26,875,585 shares of Class A common stock outstanding at March 31, 2018 and December 31, 2017, respectively. Additionally, the Company had 221,782 and 163,557 shares outstanding at March 31, 2018 and December 31, 2017, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On August 5, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. The remaining authorization under this program as of March 31, 2018 was $12.6 million.

Note 15 Income Per Share

The Company calculates income per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 30,479,969 and 26,715,532 shares of Class A common stock outstanding as of March 31, 2018 and 2017, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted income per share because to do so would have been anti-dilutive for the three months ended March 31, 2018 and 2017.

The following table illustrates the computation of basic and diluted income per share for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31, 2018	March 31, 2017
Net income	$8,464	$8,258
Less: income allocated to participating securities	(13)	(8)
Income allocated to common shareholders	$8,451	$8,250
Weighted average shares outstanding for basic income per common share	30,493,689	26,801,773
Dilutive effect of equity awards	649,839	844,473
Dilutive effect of warrants	—	33,783
Weighted average shares outstanding for diluted income per common share	31,143,528	27,680,029
Basic income per share	$0.28	$0.31
Diluted income per share	$0.27	$0.30

The Company had 1,516,044 and 1,719,701 outstanding stock options to purchase common stock at weighted average exercise prices of $21.89 and $20.56 per share at March 31, 2018 and 2017, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, 250,750 warrants were exercised in a non-cash transaction during the first quarter of 2017, representing the remaining outstanding warrants to purchase shares of the Company’s common stock. The warrants had an exercise price of $20.00. The Company had 418,638 and 490,528 unvested restricted shares and units issued as of March 31, 2018 and 2017, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 16 Income Taxes

Income tax expense attributable to income before income taxes was $1.7 million for the three months ended March 31, 2018 compared to an income tax benefit of $(1.2) million for the three month ended March 31, 2017, calculated based on a full year forecast method, resulting in an effective income tax rate of 16.7% for the three months ended March 31, 2018 and an effective income tax benefit of (17.7)% for the three months ended March 31, 2017. The tax expense recorded for the three months ended March 31, 2018 and March 31, 2017 was lowered by a $0.4 million and $2.8 million discrete tax benefit from stock compensation activity during the respective periods. The quarterly tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. See management’s discussion and analysis for further information.

Note 17 Derivatives

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of March 31, 2018 and December 31, 2017.

Information about the valuation methods used to measure fair value is provided in note 19.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	location	2018	2017	location	2018	2017
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$21,496	$10,489	Other liabilities	$121	$1,167
Total derivatives designated as hedging instruments		$21,496	$10,489		$121	$1,167

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$3,199	$2,483	Other liabilities	$3,179	$2,584
Interest rate lock commitments	Other assets	1,219	128	Other liabilities	312	—
Forward contracts	Other assets	97	5	Other liabilities	289	7
Total derivatives not designated as hedging instruments		$4,515	$2,616		$3,780	$2,591

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2018, the Company had interest rate swaps with a notional amount of $462.9 million that were designated as fair value hedges of interest rate risk associated with $507.8 million of the Company’s fixed-rate loans, included in loans receivable on the statements of financial condition, before a $(20.5) million fair value hedge adjustment in the carrying amount. As of December 31, 2017, the Company had interest rate swaps with a notional amount of $417.7 million that were designated as fair value hedges.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2018, the Company had matched interest rate swap transactions with an aggregate notional amount of $184.0 million related to this program. As of December 31, 2017, the Company had matched interest rate swap transactions with an aggregate notional amount of $202.2 million related to this program.

As part of its mortgage banking activities, the Company enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the clients have locked into that interest rate. The Company then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs ("best efforts") or commits to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Fair value changes of certain loans under interest rate lock commitments are hedged with forward sales contracts of MBS. Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in non-interest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.

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

The Company had interest rate lock commitments with a notional value of $110.7 million and forward contracts with a notional value of $131.4 million at March 31, 2018. At December 31, 2017, the Company had interest rate lock commitments with a notional value of $8.0 million and forward contracts with a notional value of $9.0 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	Location of gain (loss)	Amount of gain or (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended March 31,
hedging relationships	derivatives	2018	2017
Interest rate products	Interest and fees on loans	$12,052	$—
Interest rate products	Other non-interest income	—	1,064
Total		$12,052	$1,064

	Location of gain (loss)	Amount of gain or (loss) recognized in income on hedged items
	recognized in income on	For the three months ended March 31,
Hedged items	hedged items	2018	2017
Interest rate products	Interest and fees on loans	$(11,917)	$—
Interest rate products	Other non-interest income	—	(1,241)
Total		$(11,917)	$(1,241)

	Location of gain (loss)	Amount of gain or (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended March 31,
as hedging instruments	derivatives	2018	2017
Interest rate products	Other non-interest expense	$122	$(32)
Interest rate lock commitments	Mortgage banking income	375	123
Forward contracts	Mortgage banking income	1,108	(193)
Total		$1,605	$(102)

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

As of March 31, 2018, the termination value of derivatives in a net liability position related to these agreements was $3.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of March 31, 2018 the Company had posted $0.2 million in eligible collateral. If the Company had breached any of these provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

Note 18 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At March 31, 2018 and December 31, 2017, the Company had loan commitments totaling $786.9 million and $680.8 million, respectively, and standby letters of credit that totaled $8.1 million and $7.2 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Commitments to fund loans	$235,078	$181,904
Unfunded commitments under lines of credit	551,838	498,857
Commercial and standby letters of credit	8,143	7,185
Total unfunded commitments	$795,059	$687,946

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

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. The Company recorded a repurchase reserve of $4.3 million at March 31, 2018, which is included in other liabilities on the consolidated statements of financial condition.

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

Note 19 Fair Value Measurements

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the three months ended March 31, 2018 and 2017, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At March 31, 2018 and December 31, 2017, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

Loans held for sale—The Company has elected to record loans originated and intended for sale in the secondary market at estimated fair value. The portfolio consists primarily of fixed rate residential mortgage loans that are sold within 45 days. The Company estimates fair value based on quoted market prices for similar loans in the secondary market and is classifies as Level 2.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$188,630	$—	$188,630
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	727,729	—	727,729
Municipal securities	—	818	—	818
Loans held for sale	—	51,050	—	51,050
Interest rate swap derivatives	—	24,695	—	24,695
Mortgage banking derivatives	—	—	1,316	1,316
Total assets at fair value	$—	$992,922	$1,316	$994,238
Liabilities:
Interest rate swap derivatives	$—	$3,300	$—	$3,300
Mortgage banking derivatives	—	—	601	601
Total liabilities at fair value	$—	$3,300	$601	$3,901

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$168,648	$—	$168,648
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	685,230	—	685,230
Municipal securities	—	829	—	829
Loans held for sale	—	4,629	—	4,629
Interest rate swap derivatives	—	12,972	—	12,972
Mortgage banking derivatives	—	—	133	133
Total assets at fair value	$—	$872,308	$133	$872,441
Liabilities:
Interest rate swap derivatives	$—	$3,751	$—	$3,751
Mortgage banking derivatives	—	—	7	7
Total liabilities at fair value	$—	$3,751	$7	$3,758

The table below details the changes in level 3 financial instruments during the three months ended March 31, 2018:

Mortgage banking
derivatives, net
Balance at December 31, 2017	$126
Gain included in earnings, net	589
Balance at March 31, 2018	$715

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 0% - 25%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At March 31, 2018, the Company measured six originated and acquired loans at fair value on a non-recurring basis, with a carrying balance of $6.4 million and specific reserve balance of $1.2 million. At March 31, 2017, the Company measured three loans with a carrying balance of $10.6 million and specific reserve balance of $2.9 million.

OREO is recorded at the lower of the cost basis or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $38 thousand and $46 thousand of OREO impairments in its consolidated statements of operations during the three months ended March 31, 2018 and 2017, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.5% at March 31, 2018 and prepayment speed assumption ranges of 8.7% to 11.3% at March 31, 2018 as inputs. Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. There was no valuation allowance recorded at March 31, 2018. The inputs used to determine the fair values of mortgage servicing rights are considered level 3 inputs in the fair value hierarchy.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding the assets recorded at fair value on a non-recurring basis during the three months ended March 31, 2018 and 2017:

	March 31, 2018
	Total	Losses from fair value changes
Other real estate owned	$11,875	$38
Impaired loans	34,672	715

	March 31, 2017
	Total	Losses from fair value changes
Other real estate owned	$15,552	$46
Impaired loans	41,103	209

The Company did not record any liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2018.

Note 20 Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal market at the measurement date under current market conditions. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies and are based on the exit price notion set forth by ASU 2016-01 effective January 1, 2018 and applied to this disclosure on a prospective basis. Considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The fair value of financial instruments at March 31, 2018 and December 31, 2017, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair value	March 31, 2018		December 31, 2017
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$286,870	$286,870	$257,364	$257,364
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	188,630	188,630	168,648	168,648
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	727,729	727,729	685,230	685,230
Municipal securities	Level 2	818	818	829	829
Municipal securities	Level 3	219	219	219	219
Other available-for-sale securities	Level 3	469	469	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	191,136	188,609	204,352	204,048
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	92,233	90,107	54,378	52,723
Non-marketable securities	Level 2	14,088	14,088	15,030	15,030
Loans receivable	Level 3	3,702,334	3,670,007	3,178,947	3,167,508
Loans held for sale	Level 2	51,050	51,050	4,629	4,629
Accrued interest receivable	Level 2	18,343	18,343	14,255	14,255
Interest rate swap derivatives	Level 2	24,695	24,695	12,972	12,972
Mortgage banking derivatives	Level 3	1,316	1,316	133	133
LIABILITIES
Deposit transaction accounts	Level 2	3,561,858	3,561,858	2,861,509	2,861,509
Time deposits	Level 2	1,147,452	1,147,452	1,118,050	1,118,050
Securities sold under agreements to repurchase	Level 2	141,187	141,187	130,463	130,463
Federal Home Loan Bank advances	Level 2	77,335	77,647	129,115	130,300
Accrued interest payable	Level 2	7,198	7,198	5,776	5,776
Interest rate swap derivatives	Level 2	3,300	3,300	3,751	3,751
Mortgage banking derivatives	Level 3	601	601	7	7

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2018, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2017, 2016, and 2015. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A “Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share data, or as otherwise noted.

Overview

Our focus is on building strong banking relationships with small to medium-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We believe that our established presence in core markets that are outperforming national averages positions us well for growth opportunities. As of March 31, 2018, we had $5.7 billion in assets, $3.7 billion in loans, $4.7 billion in deposits and $0.6 billion in equity.

Operating Highlights

Beginning in the first quarter 2018, loans previously referred to as "non 310-30 loans" are referred to as "originated and acquired loans," which include acquired loans not accounted for under ASC 310-30. No amounts were reclassified resulting from this change in terminology.

On January 1, 2018, the Company completed its acquisition of Peoples, Inc. (“Peoples”), the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. At the close of the acquisition, the Company acquired 20 banking centers located in the highly-attractive and geographically-relevant markets of Colorado Springs in Colorado, Overland Park and Lawrence in Kansas, and Taos and Albuquerque in New Mexico and an in-market mortgage origination business. The acquisition added approximately $842 million in total assets, net of FHLB payoffs, $543 million in loans and $730 million in deposits. The merger consideration totaled $146.4 million and consisted of $110.2 million in Company stock and $36.2 million in cash. All core operating systems were converted during the first quarter of 2018.

   Increased profitability and returns

•

Net income was $8.5 million, or $0.27 per diluted share, for the first quarter of 2018 compared to net income of $8.3 million, or $0.30 per diluted share, for the first quarter of 2017. Net income during the first quarter of 2018 included $6.0 million, after tax of one-time expenses related to the acquisition of Peoples. Adjusting for these expenses, net income would have been $14.5 million, or $0.47 per diluted share.

•

The return on average tangible assets was 0.66% for the first quarter of 2018 compared to 0.81% for the first quarter of 2017. Adjusting for the one-time Peoples acquisition expenses, the return on average tangible assets was 1.11% for the first quarter of 2018.

•

The return on average tangible common equity was 6.95% for the first quarter of 2018 compared to 7.66% for the first quarter of 2017. Adjusting for the one-time Peoples expenses, the return on average tangible common equity was 11.63% for the first quarter of 2018.

   Strategic execution

•	Completed the acquisition of Peoples on January 1, 2018.
•

Grew originated and acquired loans outstanding to $3.6 billion, an increase of $531.7 million, or 17.4%, since December 31, 2017, driven by Peoples acquired loans and originated loan growth of 2.2% annualized.

•

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans, and all concentration levels remain well below our self-imposed limits.

•	Continued to build and deepen relationships with our clients, resulting in strong average deposit growth of $614.3 million since December 31, 2017, entirely due to the Peoples acquisition.
•	Maintained strong expense management as the Company begins to realize benefits from the completed core system conversion of the Peoples acquisition during the first quarter of 2018.

   Loan portfolio

•	Total loans ended the quarter at $3.7 billion and increased $523.4 million, or 16.5%, since December 31, 2017, primarily driven by the Peoples acquisition.
•	Originated loans grew 2.2% annualized as strong growth in commercial loans of 13.2% annualized was mostly offset by expected payoffs of non-owner occupied commercial real estate.
•

Successfully exited $8.3 million, or 6.9%, of the remaining 310-30 loan portfolio, since December 31, 2017. The Company did not account for any loans acquired from the Peoples acquisition under ASC 310-30.

   Credit quality

•

Credit quality remained strong, as non-performing originated and acquired loans (comprised of non-accrual loans and non-accrual TDRs) were 0.66% of total originated and acquired loans, compared to 0.69% at December 31, 2017. Non-performing assets to total loans and OREO totaled 0.96% at March 31, 2018 compared to 0.99% at December 31, 2017.

•	Minimal provision for loan losses was recorded during the first quarter of 2018 due to strong credit trends and low net charge-offs of 0.07%, annualized.

   Client deposit funded balance sheet

•

Total deposits averaged $4.6 billion, increasing $732.1 million, or 18.8%, compared to the first quarter of 2017. Adjusting for the Peoples deposits added this quarter and the banking center divestitures in the second quarter of 2017, average total deposits grew $113.4 million, or 3.0%.

•

Average transaction deposits increased $744.6 million, or 27.4%, for the first quarter of 2018 compared to the first quarter of 2017. Adjusting for the People deposits added and the banking center divestitures in the second quarter of 2017, average transactions deposits increased $134.6 million, or 5.0%, from the first quarter of 2017.

•

Time deposits averaged $1.2 billion during the first quarter of 2018, decreasing $12.5 million, or 1.1%, from the first quarter of 2017. Adjusting for the Peoples deposits added and the banking center divestitures during the second quarter of 2017, average time deposits decreased $21.3 million, compared to the first quarter of 2017.

•	The mix of transaction deposits to total deposits improved to 75.6% from 70.1% at March 31, 2017, due to the Peoples acquisition and our continued focus on developing long-term banking relationships.
•	Cost of deposits totaled 0.41%, decreasing 0.03% from December 31, 2017, benefitting from Peoples’ low-cost deposits.

   Revenues

•	Fully taxable equivalent (FTE) net interest income totaled $48.7 million and increased $12.7 million, or 35.3%, compared to the first quarter of 2017.
•

The FTE net interest margin widened 0.40% to 3.84% from the first quarter of 2017 as the yield on earning assets increased 0.43%, led by a 0.44% increase in the originated portfolio yields due to short-term rate increases, partially offset by an increase in the cost of deposits of 0.02%.

•

Non-interest income totaled $17.8 million during the three months ended March 31, 2018, increasing $9.1 million from the three months ended March 31, 2017 due to organic growth and the Peoples acquisition.

   Expenses

•

Non-interest expense totaled $55.3 million during the three months ended March 31, 2018, representing an increase of $20.7 million from the three months ended March 31, 2017, driven by the Peoples acquisition. Included in the quarter was $7.6 million of one-time acquisition costs.

•

Income tax expense totaled $1.7 million and increased $2.9 million from the three months ended March 31, 2017. The March 31, 2018 effective tax rate was 16.7%. Adjusting for a large $2.8 million tax benefit from stock compensation activity, the March 31, 2017 adjusted effective tax rate was 22.9%.

   Strong capital position

•

Capital ratios are strong as our capital position remains in excess of federal bank regulatory thresholds. As of March 31, 2018, our consolidated tier 1 leverage ratio was 9.6% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 12.4%.

•	At March 31, 2018, common book value per share was $21.19, while tangible common book value per share was $17.27 and $18.10 after consideration of the excess accretable yield value of $0.83 per share.
•	Since early 2013, we have repurchased 26.6 million shares, or 50.9% of then outstanding shares, at an attractive weighted average price of $20.03 per share.

Key Challenges

There are a number of significant challenges confronting us and our industry. In our short history, we primarily have acquired distressed financial institutions, and sought to rebuild them and implement operational efficiencies across the enterprise as a whole. We face continual challenges implementing our business strategy, including growing the assets and deposits of our business amidst intense competition, particularly for loans and deposits, raising interest rates from an extended low interest rate environment, changes in the regulatory environment and identifying and consummating disciplined merger and acquisition opportunities in a very competitive environment.

General economic conditions remained stable in the first quarter of 2018. Residential real estate values and commercial real estate property fundamentals remained unchanged in our markets and nationally across all property types and classes. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

The agriculture industry is in the fourth year of depressed commodity prices. Our agriculture portfolio is only 4.4% of total loans and is well-diversified across crop and livestock types. We have maintained relationships with agriculture clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our originated and acquired loans outstanding portfolio at March 31, 2018 totaled $3.6 billion, representing an increase of $531.7 million, or 17.4%, compared to December 31, 2017, due to $515.4 million in loans acquired from the Peoples acquisition. Our 310-30 loans have produced higher yields than our originated and acquired loans, due to accretion of fair value adjustments. During the three months ended March 31, 2018, our weighted average rate on loan originations at the time of originations was 4.40% (fully taxable equivalent), compared to the first quarter 2018 weighted average yield of our total loan portfolio of 4.99% (fully taxable equivalent). Downward pressure on the yields of our total loan portfolio will continue to the extent that our originated and acquired loan portfolio does not provide sufficient yields to replace the high yields on the 310-30 loan portfolio as they pay down or pay off. Fully taxable equivalent net interest income reached an inflection point in the second quarter of 2017 and continued during the first quarter of 2018 as the yields and volumes of originated and acquired loans outpaced the decrease in higher yielding 310-30 loan balances. The inflection point was driven by both the strong new loan originations as well as the short-term market rate increases in 2017 and the first quarter of 2018. Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans.

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

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Key Ratios(1)
Return on average assets	0.61%	(0.83)%	0.73%
Return on average tangible assets(2)	0.66%	(0.78)%	0.81%
Return on average tangible assets, adjusted(2)	1.11%	0.88%	0.81%
Return on average equity	5.34%	(7.26)%	6.23%
Return on average tangible common equity(2)	6.95%	(7.41)%	7.66%
Return on average tangible common equity, adjusted(2)	11.63%	8.41%	7.66%
Loans to deposits ratio (end of period)	79.70%	80.00%	74.53%
Non-interest bearing deposits to total deposits (end of period)	23.00%	22.68%	22.10%
Net interest margin(4)	3.76%	3.26%	3.31%
Net interest margin FTE(2)(4)(10)	3.84%	3.41%	3.44%
Interest rate spread FTE(5)(10)	3.70%	3.24%	3.31%
Yield on earning assets(3)	4.16%	3.70%	3.70%
Yield on earning assets FTE(2)(3)(10)	4.25%	3.84%	3.82%
Cost of interest bearing liabilities(3)	0.55%	0.60%	0.51%
Cost of deposits	0.41%	0.44%	0.39%
Non-interest income to total revenue FTE	26.80%	18.71%	19.46%
Non-interest expense to average assets	3.99%	2.79%	3.05%
Non-interest expense to average assets, adjusted	3.44%	2.58%	3.05%
Efficiency ratio FTE(2)(6)(10)	82.09%	69.08%	74.37%
Efficiency ratio FTE, adjusted for acquisition-related costs(2)(6)	70.68%	64.87%	74.37%

Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.64%	0.66%	1.14%
Non-performing assets to total loans and OREO	0.96%	0.99%	1.66%
Allowance for loan losses to total loans	0.83%	0.98%	1.04%
Allowance for loan losses to non-performing loans	129.65%	148.88%	91.50%
Net charge-offs to average loans(1)	0.07%	0.26%	0.02%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
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
(10)

Presented on a fully taxable equivalent basis using the statutory rate of 21%, 35% and 35% for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017, respectively. The taxable equivalent adjustments included above are $1,063, $1,676 and $1,269 the three months ended March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “return on average tangible assets before provision for loan losses and taxes,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity,” "tangible common equity to tangible assets," “adjusted net income,” “adjusted income per share,” “adjusted non-interest expense to average assets,” ”adjusted return on average tangible assets,” “adjusted return on average tangible common equity,” and "fully taxable equivalent (FTE)" metrics are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on a FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows.

Tangible Common Book Value Ratios

	March 31,	December 31,	March 31,
	2018	2017	2017
Total shareholders’ equity	$645,863	$532,407	$537,618
Less: goodwill and core deposit intangible assets, net	(126,340)	(61,237)	(65,210)
Add: deferred tax liability related to goodwill	6,878	10,873	9,710
Tangible common equity (non-GAAP)	$526,401	$482,043	$482,118

Total assets	$5,657,583	$4,843,465	$4,728,295
Less: goodwill and core deposit intangible assets, net	(126,340)	(61,237)	(65,210)
Add: deferred tax liability related to goodwill	6,878	10,873	9,710
Tangible assets (non-GAAP)	$5,538,121	$4,793,101	$4,672,795

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.42%	10.99%	11.37%
Less: impact of goodwill and core deposit intangible assets, net	(1.91)%	(0.93)%	(1.05)%
Tangible common equity to tangible assets (non-GAAP)	9.51%	10.06%	10.32%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$526,401	$482,043	$482,118
Divided by: ending shares outstanding	30,479,969	26,875,585	26,715,532
Tangible common book value per share (non-GAAP)	$17.27	$17.94	$18.05

Tangible common book value per share, excluding accumulated other comprehensive income (AOCI) calculations:
Tangible common equity (non-GAAP)	$526,401	$482,043	$482,118
Accumulated other comprehensive loss, net of tax	14,888	6,242	1,856
Tangible common book value, excluding AOCI, net of tax (non-GAAP)	541,289	488,285	483,974
Divided by: ending shares outstanding	30,479,969	26,875,585	26,715,532
Tangible common book value per share, excluding AOCI, net of tax (non-GAAP)	$17.76	$18.17	$18.12

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Net income (loss)	$8,464	$(10,119)	$8,258
Add: impact of core deposit intangible amortization expense, after tax	496	752	836
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$8,960	$(9,367)	$9,094

Average assets	$5,615,684	$4,845,738	$4,606,870
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(119,158)	(50,945)	(56,180)
Average tangible assets (non-GAAP)	$5,496,526	$4,794,793	$4,550,690

Average shareholders' equity	$642,275	$552,810	$537,919
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(119,158)	(50,945)	(56,180)
Average tangible common equity (non-GAAP)	$523,117	$501,865	$481,739

Return on average assets	0.61%	(0.83)%	0.73%
Return on average tangible assets (non-GAAP)	0.66%	(0.78)%	0.81%
Return on average equity	5.34%	(7.26)%	6.23%
Return on average tangible common equity (non-GAAP)	6.95%	(7.41)%	7.66%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Interest income	$52,791	$41,889	$38,740
Add: impact of taxable equivalent adjustment	1,063	1,676	1,269
Interest income FTE (non-GAAP)	$53,854	$43,565	$40,009

Net interest income	$47,647	$36,913	$34,722
Add: impact of taxable equivalent adjustment	1,063	1,676	1,269
Net interest income FTE (non-GAAP)	$48,710	$38,589	$35,991

Average earning assets	$5,140,602	$4,495,651	$4,248,487
Yield on earning assets	4.16%	3.70%	3.70%
Yield on earning assets FTE (non-GAAP)	4.25%	3.84%	3.82%
Net interest margin	3.76%	3.26%	3.31%
Net interest margin FTE (non-GAAP)	3.84%	3.41%	3.44%

Adjusted Financial Results

	As of and for the	As of and for the
	three months ended	three months ended
	March 31, 2018	December 31, 2017
Adjustments to net income (loss):
Net income (loss)	$8,464	$(10,119)
Adjustments (non-GAAP)(1)	6,046	20,002
Adjusted net income (non-GAAP)	$14,510	$9,883

Adjustments to income (loss) per share:
Income (loss) per share	$0.27	$(0.37)
Adjustments (non-GAAP)(1)	0.20	0.73
Adjusted income per share - diluted (non-GAAP)(1)	$0.47	$0.36

Adjustments to return on average tangible assets:
Adjusted net income (non-GAAP)(1)	$14,510	$9,883
Add: impact of core deposit intangible amortization expense, after tax	496	752
Net income adjusted for impact of core deposit intangible amortization expense, after tax(1)	15,006	10,635
Average tangible assets (non-GAAP)	5,496,526	4,794,793
Adjusted return on average tangible assets (non-GAAP)	1.11%	0.88%

Adjustments to return on average tangible common equity:
Net income adjusted for impact of core deposit intangible amortization expense, after tax(1)	15,006	10,635
Average tangible common equity (non-GAAP)	523,117	501,865
Adjusted return on average tangible common equity (non-GAAP)	11.63%	8.41%

Adjustments to non-interest expense:
Non-interest expense	55,282	34,028
Adjustments (non-GAAP)(1)	7,598	2,492
Adjusted non-interest expense (non-GAAP)	47,684	31,536
Non-interest expense to average assets, adjusted (non-GAAP)	3.44%	2.58%

(1) Adjustments:
Non-interest expense adjustments:
Acquisition-related	$7,598	$2,001
Bonus accrual	—	491
Total pre-tax adjustments (non-GAAP)	7,598	2,492
Collective tax expense impact	(1,552)	(947)
Deferred tax asset re-measurement	—	18,457
Adjustments (non-GAAP)	$6,046	$20,002

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the accounting for acquired loans and the determination of the ALL. These critical accounting policies and estimates are summarized in the sections captioned “Application of Critical Accounting Policies” in Management's Discussion and Analysis in our 2017 Annual Report on Form 10-K, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for the year ended December 31, 2017.

Financial Condition

Total assets increased to $5.7 billion at March 31, 2018 from $4.8 billion at December 31, 2017. Total loans were $3.7 billion at March 31, 2018 and grew $523.4 million from December 31, 2017, primarily driven by the Peoples acquisition. Originated loans grew 2.2% annualized as strong growth in commercial loans of 13.2% annualized was mostly offset by scheduled payoffs of non-owner occupied commercial real estate loans. The 310-30 loan portfolio declined $8.3 million, or 6.9%, from December 31, 2017. Cash and cash equivalents totaled $286.9 million and increased $29.5 million, or 11.5%, from December 31, 2017 due to the Peoples acquisition. The investment securities portfolio increased $87.2 million, or 7.8%, to $1.2 billion at March 31, 2018, due to investments purchased during the period and the Peoples acquisition. OREO increased $1.4 million, or 13.2%, due to the Peoples acquisition. During the first quarter of 2018, lower cost demand, savings, and money market deposits ("transaction deposits") increased $700.3 million, or 24.5%. Excluding deposits from the Peoples acquisition, transaction deposits increased $33.9 million, or 1.2%, while time deposits decreased $33.3 million, or 3.0%, as we continued to focus on developing long-term banking relationships with clients.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $917.9 million at March 31, 2018 and $855.3 million at December 31, 2017, an increase of $62.5 million, or 7.3%, due to investments purchased during the period and the Peoples acquisition. During the three months ended March 31, 2018 and 2017, maturities and pay downs of available-for-sale securities totaled $55.2 million and $59.2 million, respectively. Purchases of available-for-sale securities during the three months ended March 31, 2018 and 2017 totaled $42.2 million and $97.0 million, respectively.

Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated:

	March 31, 2018				December 31, 2017
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$189,430	$188,630	20.5%	2.46%	$167,269	$168,648	19.8%	2.39%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	751,497	727,729	79.3%	2.05%	702,107	685,230	80.1%	1.93%
Municipal securities	1,054	1,037	0.1%	2.60%	1,054	1,048	0.1%	2.60%
Other securities	469	469	0.1%	0.00%	419	419	0.0%	0.00%
Total investment securities available-for-sale	$942,450	$917,865	100.0%	2.13%	$870,849	$855,345	100.0%	2.02%

As of March 31, 2018 and December 31, 2017, generally the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At March 31, 2018 and December 31, 2017, adjustable rate securities comprised 4.2% and 4.9%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.36% per annum and 2.18% per annum at March 31, 2018 and December 31, 2017, respectively.

The available-for-sale investment portfolio included $26.4 million and $18.2 million of gross unrealized losses at March 31, 2018 and December 31, 2017, respectively, which were partially offset by $1.8 million and $2.7 million of gross unrealized gains, respectively. We believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

 Held-to-maturity

At March 31, 2018, we held $283.4 million of held-to-maturity investment securities, compared to $258.7 million at December 31, 2017, an increase of $24.7 million, or 9.5%. During the three months ended March 31, 2018 and 2017, maturities and pay downs of held-to-maturity securities totaled $15.5 million and $18.4 million. Purchases of held-to-maturity securities during the three months ended March 31, 2018 and 2017 totaled $40.7 million and $0.0 million, respectively.

Held-to-maturity investment securities are summarized as follows as of the date indicated:

	March 31, 2018				December 31, 2017
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$191,136	$188,609	67.5%	3.24%	$204,352	$204,048	79.0%	3.23%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	92,233	90,107	32.5%	1.62%	54,378	52,723	21.0%	1.66%
Total investment securities held-to-maturity	$283,369	$278,716	100.0%	2.71%	$258,730	$256,771	100.0%	2.90%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $278.7 million and $256.8 million, at March 31, 2018 and December 31, 2017, respectively, and included $4.7 million of net unrealized losses and $2.0 million of net unrealized losses for the respective periods.

Loans Overview

At March 31, 2018, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date. Beginning in the first quarter 2018, loans previously referred to as "non 310-30 loans" are referred to as "originated and acquired loans," which include acquired loans not accounted for under ASC 310-30. No amounts were reclassified resulting from this change in terminology.

As discussed in note 5 to our consolidated financial statements, in accordance with applicable accounting guidance, all acquired loans are recorded at fair value at the date of acquisition, and an allowance for loan losses is not carried over with the loans but, rather, the fair value of the loans encompasses both credit quality and contractual interest rate considerations. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC 310-30.

The table below shows the loan portfolio composition at the respective dates:

			March 31, 2018 vs.
			December 31, 2017
	March 31, 2018	December 31, 2017	% Change
Originated:
Commercial:
Commercial and industrial	$1,422,517	$1,375,028	3.5%
Owner-occupied commercial real estate	274,182	264,357	3.7%
Agriculture	154,922	135,397	14.4%
Energy	40,213	57,460	(30.0)%
Total commercial	1,891,834	1,832,242	3.3%
Commercial real estate non-owner occupied	424,125	464,121	(8.6)%
Residential real estate	630,576	633,578	(0.5)%
Consumer	23,082	23,398	(1.4)%
Total originated	2,969,617	2,953,339	0.6%

Acquired:
Commercial:
Commercial and industrial	72,571	994	7,200.9%
Owner-occupied commercial real estate	110,065	8,396	1,210.9%
Agriculture	6,727	3,498	92.3%
Total commercial	189,363	12,888	1,369.3%
Commercial real estate non-owner occupied	211,313	21,020	905.3%
Residential real estate	216,579	69,900	209.8%
Consumer	3,153	1,177	167.9%
Total acquired	620,408	104,985	490.9%

ASC 310-30 loans	112,309	120,623	(6.9)%
Total loans	$3,702,334	$3,178,947	16.5%

Our loan portfolio totaled $3.7 billion at March 31, 2018, increasing $523.4 million, or 16.5%, since December 31, 2017, primarily driven by the Peoples acquisition. Originated loans grew 2.2% annualized as strong growth in commercial loans of 13.2% annualized was mostly offset by scheduled payoffs of non-owner occupied commercial real estate loans. The acquired 310-30 loan portfolio declined $8.3 million, or 6.9%, from December 31, 2017.

We have successfully generated new relationships with small to medium-sized businesses and consumers, experiencing particularly strong loan growth in our commercial and industrial portfolio, which at March 31, 2018, was comprised of diverse industry segments. These segments included government and municipal loans of $437.0 million, finance and financial services, primarily lender finance loans of $286.0 million, healthcare-related loans of $159.4 million, manufacturing-related loans of $104.7 million and a variety of smaller subcategories of commercial and industrial loans. Agriculture loans were 28.9% of the Company’s risk based capital and 4.4% of total loans, and are well-diversified across crop and livestock types.

Originated and acquired non-owner occupied CRE loans were 113.5% of the Company’s risk based capital, or 17.2% of total loans, and no specific property type comprised more than 5.0% of total loans. The Company maintains very little exposure to retail properties, comprising less than 2.0% of total loans. Multi-family loans totaled $51.7 million, or 1.4% of total loans as of March 31, 2018.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $890.9 million over the past twelve months, led by commercial and industrial loan originations of $640.3 million. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following tables represent new loan originations during 2018 and 2017:

	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	2018	2017	2017	2017	2017
Commercial:
Commercial and industrial	$123,984	$167,699	$73,917	$159,340	$114,414
Owner occupied commercial real estate	23,576	8,937	32,787	6,899	16,988
Agriculture	25,873	14,050	3,335	16,696	(3,644)
Energy	(10,778)	(8,121)	(6,993)	9,120	(81)
Total commercial	162,655	182,565	103,046	192,055	127,677
Commercial real estate non-owner occupied	20,694	21,323	46,654	47,312	36,962
Residential real estate	21,698	25,995	28,471	26,979	29,616
Consumer	3,238	1,815	3,122	3,233	2,378
Total	$208,285	$231,698	$181,293	$269,579	$196,633

Included in originations are net fundings under revolving lines of credit of $59,236, $65,686, $(12,804), $68,305 and $33,397 as of the first quarter 2018, fourth quarter 2017, third quarter 2017, second quarter 2017 and first quarter 2017, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	March 31, 2018
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$119,187	$577,826	$799,216	$1,496,229
Owner occupied commercial real estate	36,271	140,041	224,132	400,444
Agriculture	15,672	119,815	33,526	169,013
Energy	940	39,273	—	40,213
Total commercial	172,070	876,955	1,056,874	2,105,899
Commercial real estate non-owner occupied	154,822	337,004	218,889	710,715
Residential real estate	29,893	67,928	761,334	859,155
Consumer	6,763	15,580	4,222	26,565
Total loans	$363,548	$1,297,467	$2,041,319	$3,702,334

	December 31, 2017
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$83,314	$551,567	$745,746	$1,380,627
Owner occupied commercial real estate	18,044	115,421	156,306	289,771
Agriculture	14,513	102,390	29,845	146,748
Energy	25,970	31,489	—	57,459
Total commercial	141,841	800,867	931,897	1,874,605
Commercial real estate non-owner occupied	118,980	316,242	127,827	563,049
Residential real estate	6,820	38,824	670,593	716,237
Consumer	5,909	15,014	4,133	25,056
Total loans	$273,550	$1,170,947	$1,734,450	$3,178,947

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of originated and acquired loans with maturities over one year is as follows at the dates indicated:

	March 31, 2018
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$762,279	3.47%	$614,289	4.38%	$1,376,568	3.88%
Owner occupied commercial real estate	149,729	3.92%	201,602	4.64%	351,331	4.64%
Agriculture	40,677	4.74%	106,034	4.58%	146,711	4.62%
Energy	114	4.37%	39,159	5.05%	39,273	5.05%
Total commercial	952,799	3.71%	961,084	4.48%	1,913,883	4.10%
Commercial real estate non-owner occupied	203,070	4.51%	310,310	4.59%	513,380	4.56%
Residential real estate	399,699	3.37%	417,954	4.10%	817,653	3.74%
Consumer	16,392	4.81%	3,090	4.99%	19,482	4.84%
Total loans with > 1 year maturity	$1,571,960	3.74%	$1,692,438	4.41%	$3,264,398	4.09%

	December 31, 2017
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$696,224	3.34%	$597,253	4.14%	$1,293,477	3.71%
Owner occupied commercial real estate	125,821	4.20%	133,408	4.26%	259,229	4.39%
Agriculture	35,605	4.70%	89,487	4.42%	125,092	4.50%
Energy	132	4.37%	31,357	4.57%	31,489	4.57%
Total commercial	857,782	3.57%	851,505	4.20%	1,709,287	3.89%
Commercial real estate non-owner occupied	161,846	4.42%	237,772	4.46%	399,618	4.44%
Residential real estate	372,104	3.40%	325,227	3.94%	697,331	3.65%
Consumer	15,883	4.68%	2,805	4.59%	18,688	4.67%
Total loans with > 1 year maturity	$1,407,615	3.64%	$1,417,309	4.19%	$2,824,924	3.91%

(1)

Included in commercial fixed rate loans are loans totaling $468,489 and $417,660 that have been swapped to variables rates at current market pricing at March 31, 2018 and December 31, 2017, respectively. Included in the commercial segment are tax exempt loans totaling $635,055 and $617,889 with a weighted average rate of 3.23% and 3.15% at March 31, 2018 and December 31, 2017, respectively.

Accretable Yield

At March 31, 2018, the accretable yield balance was $45.2 million compared to $46.6 million at December 31, 2017. We re-measure the expected cash flows quarterly for all 25 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. This re-measurement resulted in a net $4.0 million and $5.0 million reclassification from non-accretable difference to accretable yield during the three months ended March 31, 2018 and 2017, respectively.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. The Peoples acquisition added accretable fair value marks of $9.8 million on originated and acquired loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	March 31, 2018	December 31, 2017
Remaining accretable yield on loans accounted for under ASC 310-30	$45,193	$46,568
Remaining accretable fair value mark on originated and acquired loans	11,585	1,771
Total remaining accretable yield and fair value mark	$56,778	$48,339

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

Originated and acquired special mention loans increased $15.3 million from December 31, 2017, primarily due to increases in commercial and industrial, owner occupied commercial real estate and non-owner occupied commercial real estate sectors from the Peoples acquisition, offset by upgrades to pass within the agriculture sector. Originated and acquired substandard loans increased $14.2 million from December 31, 2017, primarily due to increases in the commercial and industrial and owner occupied commercial real estate sectors from the Peoples acquisition. At March 31, 2018 there is one substandard commercial real estate non-owner occupied loan with an unpaid principal balance of $24.9 million within a pool accounted for under ASC 310-30 that is being actively worked out and may transfer to OREO in the second quarter of 2018.

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

Non-performing Assets

Non-performing assets consist of non-accrual loans, troubled debt restructurings on non-accrual, OREO and other repossessed assets. Non-accrual loans and troubled debt restructurings on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three months ended March 31, 2018 and March 31, 2017 was $0.3 million and $0.5 million, respectively.

All loans accounted for under ASC 310-30 were classified as performing assets at March 31, 2018, as the future cash flows on the loan pools were considered estimable. While individual loans making up the pools may be accounted for on a cost recovery basis, the cash flows on the loan pools are considered estimable and, therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loan pools accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented:

	March 31, 2018	December 31, 2017
Non-accrual loans:
Commercial:
Commercial and industrial	$3,983	$3,747
Owner occupied commercial real estate	6,899	3,336
Agriculture	1,535	2,003
Energy	—	—
Total commercial	12,417	9,086
Commercial real estate non-owner occupied	1,446	784
Residential real estate	5,091	3,846
Consumer	36	29
Total non-accrual loans, excluding restructured loans	18,990	13,745
Restructured loans on non-accrual:
Commercial:
Commercial and industrial	1,319	4,020
Owner occupied commercial real estate	302	143
Agriculture	569	—
Energy	923	1,645
Total commercial	3,113	5,808
Commercial real estate non-owner occupied	29	—
Residential real estate	1,537	1,336
Consumer	—	111
Total restructured loans on non-accrual	4,679	7,255
Total non-performing loans	23,669	21,000
OREO	11,875	10,491
Total non-performing assets	$35,544	$31,491
Loans 90 days or more past due and still accruing interest	$1,767	$150
Accruing restructured loans	$8,678	$8,461
ALL	$30,686	$31,264
Total non-performing loans to total loans	0.64%	0.66%
Loans 90 days or more past due and still accruing interest to total loans	0.05%	0.00%
Total non-performing assets to total loans and OREO	0.96%	0.99%
ALL to non-performing loans	129.65%	148.88%

During the first quarter of 2018, total non-performing loans increased $2.7 million, or 12.7%, from December 31, 2017 due to acquired Peoples loans on non-accrual of $5.7 million, partially offset by one previously identified commercial and industrial loan of $2.3 million placed back on accrual during the first quarter of 2018. During the first quarter of 2018, accruing TDRs increased $0.2 million primarily due to increases in the commercial segment totaling $0.4 million, partially offset by decreases of $0.2 million in the residential real estate segment.

The Peoples acquisition added $1.4 million of OREO, while transfers, write-downs and sales of OREO were immaterial during the first quarter of 2018. Total non-performing assets to total loans and OREO was 0.96% and 0.99% at March 31, 2018 and December 31, 2017, respectively. Included in this ratio at March 31, 2018 are acquired non-performing loans and OREO of 0.59% compared to 0.46% at December 31, 2017.

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Originated and acquired loans that are 90 days or more past due are put on non-accrual status unless the loan is well secured and in the process of collection.

The table below shows the past due status of originated and acquired loans, based on contractual terms of the loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Loans 30-89 days past due and still accruing interest	$6,029	$3,681
Loans 90 days past due and still accruing interest	1,767	150
Non-accrual loans	23,669	21,000
Total past due and non-accrual loans	$31,465	$24,831
Total 90 days past due and still accruing interest and non-accrual loans to total originated and acquired loans	0.71%	0.69%
Total non-accrual loans to total originated and acquired loans	0.66%	0.69%

Loans 30-89 days past due and still accruing interest increased by $2.3 million from December 31, 2017 to March 31, 2018, and loans 90 days or more past due and still accruing interest increased $1.6 million from December 31, 2017 to March 31, 2018, for a collective increase in total past due loans of $4.0 million, primarily due to the Peoples acquisition. Non-accrual loans increased $2.7 million at March 31, 2018 compared to December 31, 2017, further described within the Non-Performing Assets discussion of Management’s Discussion and Analysis. There were no ASC 310-30 loan pools past due or on non-accrual at March 31, 2018 or December 31, 2017.

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

310-30 ALL

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the three months ended March 31, 2018 and 2017, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

During the three months ended March 31, 2018 and March 31, 2017, loans accounted for under ASC 310-30 had a provision of $41 thousand and a recoupment of $5 thousand, respectively.

Originated and Acquired ALL

For all originated and acquired loans, the determination of the ALL follows a process to determine the appropriate level of ALL that is designed to account for changes in credit quality and other risk factors. This process provides an ALL consisting of a specific allowance component based on certain individually evaluated loans and a general allowance component based on estimates of reserves needed for all other loans, segmented based on similar risk characteristics.

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

The collective resulting ALL for originated and acquired loans is calculated as the sum of the specific reserves and the general reserves. While these amounts are calculated by individual loan or segment and class, the entire ALL is available for any loan that, in our judgment, should be charged-off.

During the three months ended March 31, 2018, no originated and acquired provision for loan losses was recorded due to strong credit trends and low net charge-offs of $0.6 million, or 0.07%, annualized. Specific reserves on impaired loans totaled $1.2 million at March 31, 2018.

During the three months ended March 31, 2017, we recorded $1.8 million of provision for loan losses for originated and acquired loans, which primarily reflects reserves to support loan growth and specific reserves on certain non-performing loans. Net charge-offs for originated and acquired loans during the three months ended March 31 2017 totaled $0.1 million. Specific reserves on impaired loans totaled $2.9 million at March 31, 2017.

Total ALL

After considering the above mentioned factors, we believe that the ALL of $30.7 million is adequate to cover probable losses inherent in the loan portfolio at March 31, 2018. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ALL during the periods listed:

	As of and for the three months ended
	March 31, 2018			March 31, 2017
	ASC	Originated		ASC	Originated
	310-30	and acquired		310-30	and acquired
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$71	$31,193	$31,264	$225	$28,949	$29,174
Charge-offs:
Commercial	—	(437)	(437)	—	(20)	(20)
Commercial real estate non-owner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	—	(8)	(8)
Consumer	—	(279)	(279)	—	(182)	(182)
Total charge-offs	—	(716)	(716)	—	(210)	(210)
Recoveries	—	97	97	—	91	91
Net charge-offs	—	(619)	(619)	—	(119)	(119)
Provision (recoupment) for loan loss	41	—	41	(5)	1,800	1,795
Ending allowance for loan losses	$112	$30,574	$30,686	$220	$30,630	$30,850
Ratio of net charge-offs to average total loans during the period, respectively	0.00%	0.07%	0.07%	0.00%	0.02%	0.02%
Ratio of ALL to total loans outstanding at period end, respectively	0.10%	0.85%	0.83%	0.16%	1.09%	1.04%
Ratio of ALL to total non-performing loans at period end, respectively	0.00%	129.17%	129.65%	0.00%	90.85%	91.50%
Total loans	$112,309	$3,590,025	$3,702,334	$140,064	$2,813,591	$2,953,655
Average total loans outstanding during the period	$115,432	$3,594,417	$3,709,849	$142,200	$2,736,897	$2,879,097
Non-performing loans	$—	$23,669	$23,669	$—	$33,716	$33,716

The following tables present the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	March 31, 2018
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,105,899	56.9%	$21,578	70.3%
Commercial real estate non-owner occupied	710,715	19.2%	4,890	15.9%
Residential real estate	859,155	23.2%	3,928	12.8%
Consumer	26,565	0.7%	290	0.9%
Total	$3,702,334	100.0%	$30,686	100.0%

	December 31, 2017
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,874,605	59.0%	$21,385	68.4%
Commercial real estate non-owner occupied	563,049	17.7%	5,609	17.9%
Residential real estate	716,237	22.5%	3,965	12.7%
Consumer	25,056	0.8%	305	1.0%
Total	$3,178,947	100.0%	$31,264	100.0%

The ALL allocated to commercial loans decreased to 70.3% at March 31, 2018 from 68.4% at December 31, 2017 due to the acquired loans from Peoples, recorded at fair value.

Other Assets

Significant components of other assets were as follows as of the periods indicated:

			Increase (decrease)
	March 31, 2018	December 31, 2017	Amount	% Change
Bank-owned life insurance	$64,828	$64,387	$441	0.7%
Deferred tax asset	36,239	35,630	609	1.7%
Derivative asset	26,011	13,105	12,906	98.5%
Accrued interest on loans	15,444	11,784	3,660	31.1%
Accrued income taxes receivable	8,225	3,992	4,233	106.0%
Accrued interest on interest bearing bank deposits and investment securities	2,899	2,471	428	17.3%
Other miscellaneous assets	24,664	7,879	16,785	213.0%
Total other assets	$178,310	$139,248	$39,062	28.1%

Other assets totaled $178.3 million and $139.2 million at March 31, 2018 and December 31, 2017, respectively, representing an increase of $39.1 million, or 28.1%, during the three months ended March 31, 2018. Accrued income taxes receivable increased due to the Peoples acquisition. Derivative assets and accrued interest on loans increased during the first quarter of 2018 due to high volumes of loans related to the Peoples acquisition. Included in other miscellaneous assets at March 31, 2018 is $10.0 million of restricted cash related to the Peoples acquisition for certain potential liabilities and $4.8 million of other assets acquired from Peoples. Refer to note 17 of our consolidated financial statements for further discussion of the derivative asset.

Other Liabilities

Significant components of other liabilities were as follows as of the periods indicated:

			Increase (decrease)
	March 31, 2018	December 31, 2017	Amount	% Change
Pending loan purchase settlement	$15,113	$30,181	$(15,068)	(49.9)%
Accrued expenses	17,603	16,172	1,431	8.8%
Accrued interest payable	7,198	5,776	1,422	24.6%
Derivative liability	3,901	3,758	143	3.8%
Other miscellaneous liabilities	40,073	15,346	24,727	161.1%
Participant interest in OREO	—	688	(688)	100.0%
Total other liabilities	$83,888	$71,921	$11,967	16.6%

Other liabilities totaled $83.9 million and $71.9 million at March 31, 2018 and December 31, 2017, respectively, representing an increase of $12.0 million, or 16.6%, during the three months ended March 31, 2018. Pending loan purchase settlement decreased due to timing of loan settlements. Included in accrued expenses and accrued interest payable at March 31, 2018 is $2.7 million of expenses related to the Peoples acquisition. The increase in other miscellaneous liabilities was driven by liabilities from the Peoples acquisition of $19.7 million, including a $10.0 million contingent liability, $4.3 million mortgage repurchase reserve and $5.4 million of other various liabilities, and an increase in derivative collateral reserves of $7.5 million. Refer to note 18 of our consolidated financial statements for further discussion of the mortgage repurchase reserve.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at March 31, 2018 and December 31, 2017:

					Increase (decrease)
	March 31, 2018		December 31, 2017		Amount	% Change
Non-interest bearing demand deposits	$1,083,245	23.0%	$902,439	22.7%	$180,806	20.0%
Interest bearing demand deposits	698,796	14.8%	474,607	11.9%	224,189	47.2%
Savings accounts	584,814	12.4%	472,852	11.9%	111,962	23.7%
Money market accounts	1,195,003	25.4%	1,011,611	25.4%	183,392	18.1%
Total transaction deposits	3,561,858	75.6%	2,861,509	71.9%	700,349	24.5%
Time deposits < $100,000	661,556	14.0%	637,789	16.0%	23,767	3.7%
Time deposits > $100,000	485,896	10.3%	480,261	12.1%	5,635	1.2%
Total time deposits	1,147,452	24.4%	1,118,050	28.1%	29,402	2.6%
Total deposits	$4,709,310	100.0%	$3,979,559	100.0%	$729,751	18.3%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of March 31, 2018:

March 31, 2018
Three months or less	$67,583
Over 3 months through 6 months	62,466
Over 6 months through 12 months	144,566
Thereafter	211,281
Total time deposits > $100,000	$485,896

Total deposits increased $729.8 million during the three months ended March 31, 2018, driven by the Peoples acquisition. Excluding the Peoples acquired deposits, non-interest bearing demand deposits decreased $4.0 million, interest-bearing demand deposits increased $34.3 million, savings and money market accounts increased $3.6 million and time deposits decreased $33.3 million. The mix of transaction deposits (defined as total deposits less time deposits) to total deposits improved to 75.6% at March 31, 2018, from 71.9% at December 31, 2017, due to the Peoples acquisition and our continued focus on developing long-term banking relationships.

At March 31, 2018 and December 31 2017, time deposits that were scheduled to mature within 12 months totaled $697.1 million and $684.6 million, respectively. Of the $697.1 million in time deposits scheduled to mature within 12 months at March 31, 2018, $274.6 million were in denominations of $100,000 or more, and $422.5 million were in denominations less than $100,000.

Other Borrowings

As of March 31, 2018 and December 31, 2017, the Company sold securities under agreements to repurchase totaling $141.2 million and $130.5 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $847.9 million. At March 31, 2018 and December 31, 2017, the Bank had $77.3 million and $129.1 million in term advances from the FHLB, respectively. The term advances have fixed rates between 1.55% - 2.33%, with maturity dates of 2018 - 2020.

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

Overview of Results of Operations

We recorded net income of $8.5 million, or $0.27 per diluted share, during the three months ended March 31, 2018, compared to net income of $8.3 million, or $0.30 per diluted share, during the three months ended March 31, 2017. Net income during the three months ended March 31, 2018 included $6.0 million in after-tax one-time expenses related to the acquisition of Peoples. Adjusting for these items, net income would have been $14.5 million, or $0.47 per diluted share. Fully taxable equivalent net interest income totaled $48.7 million, representing an increase of $12.7 million from the first quarter of 2017.

Provision for loan loss expense on originated and acquired loans was $0.0 million during the three months ended March 31, 2018, compared to $1.8 million during the three months ended March 31, 2017. Annualized net charge-offs on originated and acquired loans totaled 0.07% during the three months ended March 31, 2018, compared to 0.02% during the three months ended March 31, 2017.

Non-interest income totaled $17.8 million, representing an increase of $9.1 million primarily due to the Peoples acquisition. The addition of the Peoples client base primarily drove a $1.5 million increase in service charges, bank card interchange fees and other fees. Mortgage banking income increased $7.5 million primarily due to sales of $219.2 million of 1-4 family mortgage loans sold in the secondary market.

Non-interest expense totaled $55.3 million during the three months ended March 31, 2018, representing an increase of $20.7 million driven by the Peoples acquisition. Included in the quarter was $7.6 million of one-time acquisition costs.

Income tax expense totaled $1.7 million during the three months ended March 31, 2018 and increased $2.9 million compared to the first quarter of 2017. Income tax expense included a large $2.8 million tax benefit from stock compensation activity in the first quarter of 2017. The effective tax rate of 16.7%, compares to an adjusted effective tax rate of 22.9% in the first quarter of 2017.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2018 and 2017:

	For the three months ended			For the three months ended
	March 31, 2018			March 31, 2017
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$2,954,865	$31,454	4.32%	$2,593,554	$24,842	3.88%
Acquired loans	639,552	8,930	5.66%	143,343	2,174	6.15%
ASC 310-30 loans	115,432	5,393	18.69%	142,200	5,871	16.51%
Loans held for sale	54,358	566	4.22%	10,081	145	5.83%
Investment securities available-for-sale	935,359	4,775	2.04%	930,651	4,361	1.87%
Investment securities held-to-maturity	256,646	1,751	2.73%	324,411	2,252	2.78%
Other securities	16,072	244	6.07%	13,383	167	4.99%
Interest earning deposits and securities purchased under agreements to resell	168,318	741	1.79%	90,864	197	0.88%
Total interest earning assets FTE(2)	$5,140,602	$53,854	4.25%	$4,248,487	$40,009	3.82%
Cash and due from banks	$99,798			$67,102
Other assets	406,903			321,128
Allowance for loan losses	(31,619)			(29,847)
Total assets	$5,615,684			$4,606,870
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,408,387	$1,844	0.31%	$1,896,259	$1,366	0.29%
Time deposits	1,167,302	2,790	0.97%	1,179,821	2,421	0.83%
Securities sold under agreements to repurchase	132,339	50	0.15%	78,326	33	0.17%
Federal Home Loan Bank advances	115,683	460	1.61%	48,463	198	1.66%
Total interest bearing liabilities	$3,823,711	$5,144	0.55%	$3,202,869	$4,018	0.51%
Demand deposits	$1,057,622			$825,146
Other liabilities	92,076			40,936
Total liabilities	4,973,409			4,068,951
Shareholders' equity	642,275			537,919
Total liabilities and shareholders' equity	$5,615,684			$4,606,870
Net interest income FTE(2)		$48,710			$35,991
Interest rate spread FTE(2)			3.70%			3.31%
Net interest earning assets	$1,316,891			$1,045,618
Net interest margin FTE(2)			3.84%			3.44%
Average transaction deposits	3,466,009			2,721,405
Average total deposits	4,633,311			3,901,226
Ratio of average interest earning assets to average interest bearing liabilities	134.44%			132.65%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively. The taxable equivalent adjustments included above are $1,063 and $1,269 for the three months ended March 31, 2018 and 2017, respectively.

(3)	Loan fees included in interest income totaled $1,789 and $845 for the three months ended March 31, 2018 and 2017, respectively.

Net interest income totaled $47.6 million and $34.7 million during the three months ended March 31, 2018 and 2017, respectively. Fully taxable equivalent net interest income totaled $48.7 million for the three months ended March 31, 2018, and increased $12.7 million, or 35.3%, from the three months ended March 31, 2017. The fully taxable equivalent net interest margin widened 0.40% to 3.84% as the yield on earning assets increased 0.43%, led by a 0.44% increase in the originated portfolio yields due to short-term rate increases, partially offset by an increase in the cost of deposits of 0.02%.

Average loans comprised $3.8 billion, or 73.2%, of total average interest earning assets during the three months ended March 31, 2018, compared to $2.9 billion, or 68.0%, during the three months ended March 31, 2017. The increase in average loan balances was driven by an increase of $496.2 million in acquired loans from the Peoples acquisition and a $361.3 million increase in originated loans. The originated loan portfolio yield increase to 4.32% during the three months ended March 31, 2018, compared to 3.88% during the three months ended March 31, 2017, benefitting from higher yields in our variable rate loans, primarily driven by the short-term market rate increases. The yield on the ASC 310-30 loan portfolio was 18.69% and 16.51% during the three months ended March 31, 2018 and 2017, respectively, increasing due to $0.8 million of accelerated accretion during the three months ended March 31, 2018.

Average investment securities comprised 23.2% and 29.5% of total interest earning assets during the three months ended March 31, 2018 and 2017, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations. Short-term investments, comprised of the interest earning deposits and securities purchased under agreements to resell, were 3.3%, and 2.1% of interest earning assets during the three months ended March 31, 2018 and 2017, respectively.

Average balances of interest bearing liabilities increased $620.8 million during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase was driven by increases in interest bearing demand, savings and money market deposits of $512.1 million, Federal Home Loan Bank advances of $67.2 million and securities sold under agreement to repurchase of $54.0 million, offset by a decrease in time deposits of $12.5 million. Adjusting for the Peoples acquisition during the first quarter of 2018 and the banking center divestiture during the second quarter of 2017, interest bearing demand, savings and money market deposits increased $87.4 million and time deposits decreased $21.3 million, when compared to the prior period. Total interest expense related to interest bearing liabilities was $5.1 million and $4.0 million during the three months ended March 31, 2018 and 2017, respectively, at an average cost of 0.55% and 0.51% during the three months ended March 31, 2018 and 2017, respectively. Additionally, the cost of deposits increased two basis points to 0.41% during the three months ended March 31, 2018, compared to 0.39% during the three months ended March 31, 2017, due to slightly higher cost of savings, money market and time deposits.

The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three months ended March 31, 2018
	compared to
	Three months ended March 31, 2017
	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)	$3,846	$2,766	$6,612
Acquired loans	6,929	(173)	6,756
ASC 310-30 loans	(1,251)	773	(478)
Loans held for sale	461	(40)	421
Investment securities available-for-sale	24	390	414
Investment securities held-to-maturity	(462)	(39)	(501)
Other securities	41	36	77
Interest earning deposits and securities purchased under agreements to resell	341	203	544
Total interest income	$9,929	$3,916	$13,845
Interest expense:
Interest bearing demand, savings and money market deposits	$392	$86	$478
Time deposits	(30)	399	369
Securities sold under agreements to repurchase	20	(3)	17
Federal Home Loan Bank advances	267	(5)	262
Total interest expense	649	477	1,126
Net change in net interest income	$9,280	$3,439	$12,719

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively. The taxable equivalent adjustments included above are $1,063 and $1,269 for three months ended March 31, 2018 and 2017, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended
	March 31, 2018		March 31, 2017
		Average		Average
	Average	rate	Average	rate
	balance	paid	balance	paid
Non-interest bearing demand	$1,057,622	0.00%	$825,146	0.00%
Interest bearing demand	663,159	0.13%	422,500	0.09%
Money market accounts	1,172,067	0.39%	1,084,669	0.38%
Savings accounts	573,161	0.36%	389,090	0.26%
Time deposits	1,167,302	0.97%	1,179,821	0.83%
Total average deposits	$4,633,311	0.41%	$3,901,226	0.39%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $11.6 million on acquired loans not accounted for under ASC 310-30 that were established at the time of acquisition. The Company recorded $9.8 million of purchase accounting marks during the first quarter of 2018 related to the Peoples acquisition. Refer to note 3 of our consolidated financial statements for further discussion. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.

Below is a summary of the provision for loan losses recorded in the consolidated statements of operations for the periods indicated:

	For the three months ended March 31,
	2018	2017
Provision (recoupment) for loans accounted for under ASC 310-30	$41	$(5)
Provision for loan losses on originated and acquired loans	—	1,800
Total provision for loan losses	$41	$1,795

No provision for loan losses on originated and acquired loans was recorded during the first quarter of 2018 due to strong credit trends and low net charge-offs of 0.07% annualized. The originated and acquired allowance for loan losses totaled 0.85% of originated and acquired loans at March 31, 2018 compared to 1.09% at March 31, 2017. Excluding the Peoples acquired loans, the originated and acquired allowance for loan losses ratio would have been 1.00%.

For the three months ended March 31, 2018 and 2017, we recorded a provision of $41 thousand and a recoupment of $5 thousand, respectively, of provision for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. The increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed. Decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses.

Non-Interest Income

The table below details the components of non-interest income for the periods presented:

	For the three months ended March 31,		2018 vs 2017
			Increase (decrease)
	2018	2017	Amount	% Change
Service charges	$4,510	$3,326	$1,184	35.6%
Bank card fees	3,362	2,804	558	19.9%
Mortgage banking income	7,971	454	7,517	1655.7%
Bank-owned life insurance income	452	470	(18)	(3.8)%
Other non-interest income	1,150	1,414	(264)	(18.7)%
OREO related income	390	228	162	71.1%
Total non-interest income	$17,835	$8,696	$9,139	105.1%

Non-interest income totaled $17.8 million and $8.7 million for the three months ended March 31, 2018 and 2017, respectively, increasing $9.1 million primarily due to the Peoples acquisition. Service charges represent various fees charged to clients for banking services, including fees such as non-sufficient (“NSF”) charges and service charges on deposit accounts. The addition of the Peoples client base primarily drove a $1.0 million increase in service charges, bank card interchange fees and other fees. Mortgage banking income increased $7.5 million primarily due to sales of $219.6 million of 1-4 family mortgage loans sold in the secondary market.

OREO related income includes rental income and insurance proceeds received on OREO properties and write-ups to the fair value of collateral that exceed the loan balance at the time of foreclosure. During the three months ended March 31, 2018, this income increased $0.2 million, from the prior period.

Non-Interest Expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended March 31,		2018 vs 2017
			Increase (decrease)
	2018	2017	Amount	% Change
Salaries and benefits	$30,672	$20,390	$10,282	50.4%
Occupancy and equipment	7,955	5,437	2,518	46.3%
Telecommunications and data processing	4,366	1,587	2,779	175.1%
Marketing and business development	1,224	651	573	88.0%
FDIC deposit insurance	753	705	48	6.8%
Bank card expense	2,136	883	1,253	141.9%
Professional fees	2,819	416	2,403	577.6%
Other non-interest expense	3,845	2,406	1,439	59.8%
Problem asset workout	781	872	(91)	(10.4)%
Gain on OREO sales, net	78	(112)	190	(169.6)%
Intangible asset amortization	653	1,370	(717)	(52.3)%
Total non-interest expense	$55,282	$34,605	$20,677	59.8%

Non-interest expense totaled $55.3 million for the three months ended March 31, 2018, compared to $34.6 million for the three months ended March 31, 2017, representing an increase of $20.7 million driven by the Peoples acquisition. Included in the quarter was $7.6 million of one-time acquisition costs, with $1.1 million included in salaries and benefits, $0.8 million included in occupancy and equipment, $2.0 million included in professional fees and $3.7 million included in other non-interest expense.

Income taxes

Income tax expense attributable to income before income taxes was $1.7 million for the three months ended March 31, 2018 compared to an income tax benefit of $(1.2) million for the three month ended March 31, 2017, calculated based on a full year forecast method, resulting in an effective income tax rate of 16.7% for the three months ended March 31, 2018 and an effective income tax benefit of (17.7)% for the three months ended March 31, 2017. The tax expense recorded for the three months ended March 31, 2018 and March 31, 2017 was lowered by a $0.4 million and $2.8 million discrete tax benefit from stock compensation activity during the respective periods. The quarterly tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. The Company forecasts the full year estimated effective tax rate in accordance with ASC 740; as a result, the relationship between pre-tax income and tax-exempt income within each reporting period can create fluctuations in the effective tax rate from period-to-period.

The Company has unvested stock-based compensation awards outstanding at March 31, 2018, including stock options, restricted stock and performance stock units. The strike prices for options range from $18.09 to $34.16, with a large portion of the awards having strike prices of $20.00. The option awards and restricted stock awards vest over a range of a 1-3 year period. The performance stock units cliff vest over a range of 2-3 years and the number of shares issued is determined by the final performance results. Depending on the movement in our stock price, these stock-based compensation awards may create either an excess tax benefit or tax deficiency depending on the relationship between the fair value at the time of vesting or exercise and the estimated fair value recorded at the time of grant. As of March 31, 2018, we had $3.0 million of deferred tax assets related to stock-based compensation, $2.1 million of which is associated with executive officers still employed by the Company.

Additional information regarding income taxes can be found in note 19 of our audited consolidated financial statements in our 2017 Annual Report on Form 10-K and note 16 of this document.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Cash and due from banks	$260,731	$193,297
Cash segregated for Peoples acquisition	—	(36,189)
Unsegregated cash and due from banks	260,731	157,108
Interest bearing bank deposits	26,139	64,067
Unencumbered investment securities, at fair value	631,176	637,048
Total	$918,046	$858,223

Total on-balance sheet liquidity increased $59.8 million at March 31, 2018 compared to December 31, 2017. The increase was due to higher cash and due from banks of $103.6 million partially offset by a reduction of $5.9 million in unencumbered available-for-sale and held-to-maturity securities balances.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At March 31, 2018, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.2 billion at March 31, 2018, inclusive of pre-tax net unrealized losses of $24.6 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $4.7 million of pre-tax net unrealized losses at March 31, 2018. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of March 31, 2018, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of March 31, 2018, $697.1 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. FHLB advances and lines of credit available totaled $925.2 million of which $77.3 million was used at March 31, 2018. We can obtain additional liquidity through FHLB advances if required. The bank also has access to federal funds lines of credit with corresponding banks.

The Basel III Capital rules, effective January 1, 2016, changed the components of regulatory capital, changed the way in which risk ratings are assigned to various categories of bank assets, and defined a new Tier 1 common risk-based ratio. In addition, a capital conservation buffer requirement, designed to strengthen an institution’s financial resilience during economic cycles through the restriction of capital distributions and other payments, became effective in 2017 with full phase in beginning January 1, 2019. When fully phased-in, the capital conservation buffer adds a 2.5% capital requirement above existing regulatory minimum ratios. Under the Basel III requirements, at March 31, 2018, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

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

On August 5, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to an additional $50.0 million of the Company’s common stock. The remaining authorization under this program as of March 31, 2018 was $12.6 million. During the three months ended March 31, 2018, we did not repurchase any shares of our common stock.

On May 2, 2018, our Board of Directors declared a quarterly dividend of $0.14 per common share, payable on June 15, 2018 to shareholders of record at the close of business on May 25, 2018.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at March 31, 2018. During the three months ended March 31, 2018, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate assets, even after adjusting our models for the excess capital deployment. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 50 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2018 and December 31, 2017:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	March 31, 2018	December 31, 2017
200	6.84%	6.93%
100	4.63%	4.82%
(50)	(2.88)%	(1.46)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. Non-maturing deposit accounts have grown $700.4 million during the three months March 31, 2018, and totaled 75.6% of total deposits at March 31, 2018 compared to 71.9% at December 31, 2017. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of March 31, 2018 and December 31, 2017, we had loan commitments totaling $786.9 million and $680.8 million, respectively, and standby letters of credit that totaled $8.1 million and $7.2 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2018. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the addition of:

The value of our mortgage servicing rights can decline during periods of falling interest rates and we may be required to take a charge against earnings for the decreased value.

A mortgage servicing right ("MSR") is the right to service a mortgage loan for a fee. We capitalize MSRs when we originate mortgage loans and retain the servicing rights after we sell the loans. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate our MSRs for impairment based on the difference between the carrying amount and fair value, and, if temporary impairment exists, we establish a valuation allowance through a charge that negatively affects our earnings.

We may be required to repurchase mortgage loans or reimburse investors and others as a result of breaches in contractual representations and warranties.

We sell residential mortgage loans to various parties, including GSEs and other financial institutions that purchase mortgage loans for investment or private label securitization. The agreements under which we sell mortgage loans and the insurance or guaranty agreements with the FHA and VA contain various representations and warranties regarding the origination and characteristics of the mortgage loans, including ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, and compliance with applicable origination laws. We may be required to repurchase mortgage loans, indemnify the investor or insurer, or reimburse the investor or insurer for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 90 days or less) after we receive notice of the breach. Contracts for mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. Similarly, the agreements under which we sell mortgage loans require us to deliver various documents to the investor, and we may be obligated to repurchase any mortgage loan as to which the required documents are not delivered or are defective. We establish a mortgage repurchase liability related to the various representations and warranties that reflect management's estimate of losses for loans which we have a repurchase obligation. Our mortgage repurchase liability represents management's best estimate of the probable loss that we may expect to incur for the representations and warranties in the contractual provisions of our sales of mortgage loans. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. If economic conditions and the housing market deteriorate or future investor repurchase demand and our success at appealing repurchase requests differ from past experience, we could experience increased repurchase obligations and increased loss severity on repurchases, requiring additions to the repurchase liability.

The required accounting treatment of loans we acquire through acquisitions, including purchase credit impaired loans, could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

Under United States generally accepted accounting principles, we are required to record loans acquired through acquisitions, including purchase credit impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Any discount, which is the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income over the weighted average remaining contractual life of the loans. Therefore, our net interest margins may initially increase due to the discount accretion.

We expect the yields on the total loan portfolio will decline as our acquired loan portfolios pay down or mature and the corresponding accretion of the discount decreases. We expect downward pressure on our interest income to the extent that the runoff of our acquired loan portfolios is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

We have recorded goodwill as a result of acquisitions that can significantly affect our earnings if it becomes impaired.

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying value.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number
			Total number of	(or approximate dollar
			shares (or units)	value) of shares (or
	Total number	Average	purchased as part of	units) that may yet be
	of shares (or	price paid per	publicly announced	purchased under the
Period	units) purchased	share (or unit)	plans or programs	plans or programs (2)
January 1 - January 31, 2018(1)	5,724	$33.58	—	$12,562,825
February 1 - February 28, 2018(1)	9,613	33.98	—	12,562,825
March 1 - March 31, 2018(1)	5,775	33.25	—	12,562,825
Total	21,112	$33.67	—	$12,562,825

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On August 5, 2017, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $12,562,825 remained available for purchase at March 31, 2018.

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

National Bank Holdings Corporation

/s/ Brian F. Lilly
Brian F. Lilly
Chief Financial Officer; Chief of M&A and Strategy
(principal financial and accounting officer)

Date: May 4, 2018