Form 10-Q
period 2018-06-30
National Bank Holdings Corp
filed 2018-08-09
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, the registrant had outstanding 30,735,284 shares of Class A voting common stock, each with $0.01 par value per share, excluding 153,595 shares of restricted Class A common stock issued but not yet vested.

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$137,417	$193,297
Interest bearing bank deposits	500	64,067
Cash and cash equivalents	137,917	257,364
Investment securities available-for-sale (at fair value)	856,751	855,345
Investment securities held-to-maturity (fair value of $260,210 and $256,771 at June 30, 2018 and December 31, 2017, respectively)	266,197	258,730
Non-marketable securities	20,070	15,030
Loans	3,825,555	3,178,947
Allowance for loan losses	(32,230)	(31,264)
Loans, net	3,793,325	3,147,683
Loans held for sale	113,057	4,629
Other real estate owned	35,469	10,491
Premises and equipment, net	111,415	93,708
Goodwill	115,027	59,630
Intangible assets, net	14,693	1,607
Other assets	183,335	139,248
Total assets	$5,647,256	$4,843,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$1,099,601	$902,439
Interest bearing demand deposits	682,998	474,607
Savings and money market	1,716,534	1,484,463
Time deposits	1,132,331	1,118,050
Total deposits	4,631,464	3,979,559
Securities sold under agreements to repurchase	73,441	130,463
Federal Home Loan Bank advances	188,334	129,115
Other liabilities	93,832	71,921
Total liabilities	4,987,071	4,311,058
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,499,982 and 51,518,162 shares issued; 30,726,789 and 26,875,585 shares outstanding at June 30, 2018 and December 31, 2017, respectively	515	515
Additional paid-in capital	1,012,175	970,668
Retained earnings	81,182	60,795
Treasury stock of 20,617,110 and 24,479,020 shares at June 30, 2018 and December 31, 2017, respectively, at cost	(416,281)	(493,329)
Accumulated other comprehensive loss, net of tax	(17,406)	(6,242)
Total shareholders’ equity	660,185	532,407
Total liabilities and shareholders’ equity	$5,647,256	$4,843,465

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and dividend income:
Interest and fees on loans	$47,533	$34,411	$92,813	$66,174
Interest and dividends on investment securities	6,810	6,489	13,336	13,102
Dividends on non-marketable securities	249	218	493	385
Interest on interest-bearing bank deposits	319	214	1,060	411
Total interest and dividend income	54,911	41,332	107,702	80,072
Interest expense:
Interest on deposits	4,865	3,904	9,499	7,691
Interest on borrowings	660	536	1,170	767
Total interest expense	5,525	4,440	10,669	8,458
Net interest income before provision for loan losses	49,386	36,892	97,033	71,614
Provision for loan losses	1,873	4,025	1,914	5,820
Net interest income after provision for loan losses	47,513	32,867	95,119	65,794
Non-interest income:
Service charges	4,371	3,546	8,881	6,872
Bank card fees	3,672	3,134	7,034	5,938
Mortgage banking income	8,911	594	16,882	1,048
Bank-owned life insurance income	446	472	898	942
Other non-interest income	1,711	4,124	2,862	5,538
OREO related income	451	86	841	314
Total non-interest income	19,562	11,956	37,398	20,652
Non-interest expense:
Salaries and benefits	29,123	19,909	59,795	40,299
Occupancy and equipment	7,190	5,242	15,145	10,679
Telecommunications and data processing	2,101	1,552	6,467	3,139
Marketing and business development	1,237	545	2,461	1,196
FDIC deposit insurance	757	686	1,510	1,391
Bank card expense	1,097	896	3,233	1,779
Professional fees	738	1,270	3,557	1,686
Other non-interest expense	3,106	2,733	6,951	5,139
Problem asset workout	775	880	1,556	1,752
(Gain) loss on OREO sales, net	(14)	(1,644)	64	(1,756)
Core deposit intangible asset amortization	653	1,370	1,306	2,740
Total non-interest expense	46,763	33,439	102,045	68,044
Income before income taxes	20,312	11,384	30,472	18,402
Income tax expense	2,800	2,175	4,495	935
Net income	$17,512	$9,209	$25,977	$17,467
Earnings per share—basic	$0.57	$0.34	$0.85	$0.65
Earnings per share—diluted	$0.56	$0.33	$0.83	$0.63
Weighted average number of common shares outstanding:
Basic	30,735,427	26,955,187	30,615,226	26,878,904
Diluted	31,387,175	27,597,443	31,275,359	27,637,532

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$17,512	$9,209	$25,977	$17,467
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $688 and ($631) for the three months ended June 30, 2018 and 2017, respectively; and net of tax benefit (expense) of $2,990 and ($792) for the six months ended June 30, 2018 and 2017, respectively	(2,191)	1,014	(8,971)	1,276
Less: amortization of net unrealized holding gains to income, net of tax benefit of $103 and $217 for the three months ended June 30, 2018 and 2017, respectively; and net of tax benefit of $988 and $173 for the six months ended June 30, 2018 and 2017, respectively	(327)	(353)	(714)	(710)
Other comprehensive (loss) income	(2,518)	661	(9,685)	566
Comprehensive income	$14,994	$9,870	$16,292	$18,033

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six months ended June 30, 2018 and 2017

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2016	$514	$984,087	$55,454	$(502,104)	$(1,762)	$536,189
Net income	—	—	17,467	—	—	17,467
Stock-based compensation	—	1,869	—	—	—	1,869
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $5,004, net	1	(12,878)	—	5,624	—	(7,253)
Cash dividends declared ($0.16 per share)	—	—	(4,351)	—	—	(4,351)
Warrant exercise	—	(1,933)	—	1,933	—	—
Other comprehensive income	—	—	—	—	566	566
Balance, June 30, 2017	$515	$971,145	$68,570	$(494,547)	$(1,196)	$544,487
Balance, December 31, 2017	$515	$970,668	$60,795	$(493,329)	$(6,242)	$532,407
Net income	—	—	25,977	—	—	25,977
Stock-based compensation	—	2,006	—	—	—	2,006
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $7,272, net	—	(2,742)	—	9,078	—	6,336
Reissuance of treasury stock of 3,398,477 for acquisition of Peoples, Inc.	—	42,243	—	67,970	—	110,213
Cash dividends declared ($0.23 per share)	—	—	(7,095)	—	—	(7,095)
Reclassification of certain tax effects from accumulated other comprehensive income(1)	—	—	1,479	—	(1,479)	—
Cumulative effect adjustment(2)	—	—	26	—	—	26
Other comprehensive loss	—	—	—	—	(9,685)	(9,685)
Balance, June 30, 2018	$515	$1,012,175	$81,182	$(416,281)	$(17,406)	$660,185

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$25,977	$17,467
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,914	5,820
Depreciation and amortization	6,039	6,630
Current income tax receivable	479	1,622
Deferred income taxes	3,098	(369)
Net excess tax benefit on stock-based compensation	(1,161)	(3,393)
Discount accretion, net of premium amortization on securities	753	1,324
Loan accretion	(12,401)	(12,728)
Gain on sale of mortgages, net	(14,849)	(1,048)
Origination of loans held for sale, net of repayments	(526,071)	(39,279)
Proceeds from sales of loans held for sale	489,191	53,719
Bank-owned life insurance income	(898)	(942)
Loss (gain) on the sale of other real estate owned, net	64	(1,756)
Impairment on other real estate owned	64	46
Gain on sale of fixed assets	(8)	40
Gain from banking center divestitures	—	(2,886)
Stock-based compensation	2,006	1,869
Change in other assets	(16,240)	1,947
Change in other liabilities	11,219	6,547
Net cash (used in) provided by operating activities	(30,824)	34,630
Cash flows from investing activities:
Purchase of FHLB stock	(9,421)	(7,204)
Proceeds from redemption of FHLB stock	9,160	3,685
Proceeds from maturities of investment securities held-to-maturity	32,158	36,216
Proceeds from maturities of investment securities available-for-sale	112,748	115,268
Proceeds from sales of investment securities available-for-sale	33,202	—
Proceeds from sales of non-marketable securities	67	—
Purchase of investment securities held-to-maturity	(40,735)	—
Purchase of investment securities available-for-sale	(42,199)	(96,948)
Net increase in loans	(130,019)	(243,118)
Purchases of premises and equipment, net	(3,462)	(581)
Proceeds from sales of loans	713	33,813
Proceeds from sales of other real estate owned	529	3,714
Net cash activity from acquisition	68,984	—
Net cash provided by (used in) investing activities	31,725	(155,155)
Cash flows from financing activities:
Net decrease in deposits	(78,006)	(8,308)
(Decrease) increase in repurchase agreements	(57,022)	27,202
Advances from FHLB	448,560	253,129
FHLB payoffs	(423,167)	(162,679)
Issuance of stock under purchase and equity compensation plans	(2,377)	(7,253)
Proceeds from exercise of stock options	8,713	—
Payment of dividends	(7,049)	(4,475)
Net cash (used in) provided by financing activities	(110,348)	97,616
Decrease in cash, cash equivalents and restricted cash	(109,447)	(22,909)
Cash, cash equivalents and restricted cash at beginning of the year	257,364	152,736
Cash, cash equivalents and restricted cash at end of period	$147,917	$129,827
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$10,310	$8,333
Net tax refunds	$2,245	$33
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$24,382	$639
(Decrease) increase in loans purchased but not settled	$(10,037)	$1,937
Loans transferred from loans held for sale to loans	$2,440	$3,729
Treasury stock reissued for acquisition	$110,213	$—

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

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

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2017 and include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim period is not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share and per share data, or as otherwise noted.

GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of other real estate owned (“OREO”), the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the valuation of investment securities for other-than-temporary impairment (“OTTI”), the valuation of stock-based compensation, the valuation of mortgage servicing rights, the fair values of financial instruments, the allowance for loan losses (“ALL”) and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

Beginning in the first quarter 2018, loans previously referred to as "non 310-30 loans" are referred to as "originated and acquired loans," which include originated loans as well as acquired loans not accounted for under ASC 310-30. No amounts were reclassified resulting from this change in terminology.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements for the year ended December 31, 2017 and are contained in the Company's Annual Report on Form 10-K. There have not been any significant changes to the application of significant accounting policies since December 31, 2017, except for the following additions:

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

Reserve for Mortgage Loan Repurchase Losses–The Company sells mortgage loans to various third parties, including government-sponsored entities, under contractual provisions that include various representations and warranties that typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, and similar matters. The Company may be required to repurchase the mortgage loans with identified defects, indemnify the investor or insurer, or reimburse the investor for credit loss incurred on the loan (collectively “repurchase”) in the event of a material breach of such contractual representations or warranties. Risk associated with potential repurchases or other forms of settlement is managed through underwriting and quality assurance practices.

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

Note 2 Recent Accounting Pronouncements

Revenue from Contracts with Customers—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This update supersedes revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification (“ASC”). The new guidance stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides specific steps that entities should apply in order to achieve this principle. The amendments are effective for interim and annual periods beginning after December 15, 2017, with early application permitted for interim and annual periods beginning after December 15, 2016. ASU 2014-09 allows for either full retrospective or modified retrospective adoption.

The new guidance does not apply to revenue associated with financial assets and liabilities including loans, leases, securities, and derivatives that are accounted for under other GAAP. Accordingly, the majority of the Company’s revenues are not affected. The Company adopted ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach. Additionally, the Company has determined certain service charges, bank card fees and real estate sales are within the scope of the ASU, but has not identified changes to the timing or amount of revenue recognition. Accounting policies and procedures did not change materially as the principles of revenue recognition from the ASU are largely consistent with existing guidance and current practices applied by the Company. Refer to note 11 of our consolidated financial statements for required disclosures under the new standard.

Leases—In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company expects to adopt ASU 2016-02 in the first quarter of 2019 and is currently in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

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

Other Pronouncements—The company adopted ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force, ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments and ASU 2017-05 Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) with no material impact on its financial statements.

The Company reviewed ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and ASU2018-07, Compensations – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting and does not expect the adoption of these pronouncements to have a material impact on its financial statements.

Note 3 Acquisition Activities

On January 1, 2018, the Company completed its acquisition of Peoples, Inc. (“Peoples”), the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. Immediately following the completion of the acquisition, Peoples National Bank and Peoples Bank merged into NBH Bank. Pursuant to the merger agreement executed in June 2017, the Company paid $36.2 million of cash consideration and 3,398,477 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Peoples. Included in the cash consideration is $10.0 million of restricted cash placed in escrow for certain potential liabilities for which the Company is indemnified pursuant to the merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition at June 30, 2018. The transaction has a value of $146.4 million in the aggregate, based on the Company’s closing price of $32.43 on the acquisition date. Acquisition-related costs of $0.4 million and $8.0 million were included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2018. The financial results of Peoples are included in the financial results of the Company subsequent to the acquisition date.

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

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Peoples acquisition:

Assets:
Cash and due from banks	$105,173
Investment securities available-for-sale	118,512
Non-marketable securities	4,796
Loans	542,707
Loans held for sale	54,260
Other real estate owned	1,253
Premises and equipment	18,584
Core deposit intangible asset	10,477
Mortgage servicing rights	4,301
Other assets	15,361
Total assets acquired	$875,424

Liabilities:
Total deposits	729,911
FHLB borrowings	33,825
Other liabilities	20,683
Total liabilities assumed	$784,419

Identifiable net assets acquired	$91,005

Consideration:
NBHC common stock paid at January 1, 2018, closing price of $32.43	$110,213
Cash	36,189
Total	$146,402

Estimated goodwill created	$55,397

In connection with the Peoples acquisition, the Company recorded $55.4 million of goodwill, a $10.5 million core deposit intangible asset, a $4.3 million mortgage servicing rights intangible asset and a $4.0 million mortgage repurchase reserve, included in other liabilities. The core deposit intangible will be amortized straight-line over ten years and the mortgage servicing rights intangible is amortized in proportion to and over the period of the estimated net servicing income. The Federal Home Loan Bank (“FHLB”) borrowings of $33.8 million were paid off during the first quarter of 2018.

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

At the date of acquisition, the gross contractual amounts receivable, inclusive of all principal and interest, was $713.6 million. The Company’s best estimate of the contractual principal cash flows for loans not expected to be collected was $6.1 million.

The following pro forma information combines the historical results of Peoples and the Company. In accordance with the merger agreement, the Peoples national mortgage business was wound down prior to acquisition. Accordingly, the pro forma information excludes the results of the Peoples national mortgage business for prior periods presented. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. If the Peoples acquisition had been completed on January 1, 2017, pro forma total revenue for the Company would have been approximately $69.0 million and $70.4 million for the three months ended June 30, 2018 and 2017, respectively. Pro forma net income for the Company would have been approximately $17.8 million and $11.6 million for the three months ended June 30, 2018 and 2017, respectively. Pro forma basic and dilutive earnings per share for the Company would have been $0.58 and $0.57 for the three months ended June 30, 2018, respectively, and $0.38 and $0.37 for the three months ended June 30, 2017, respectively.

If the Peoples acquisition had been completed on January 1, 2017, pro forma total revenue for the Company would have been approximately $134.4 million and $132.0 million for the six months ended June 30, 2018 and 2017, respectively. Pro forma net income for the Company would have been approximately $32.3 million and $21.4 million for the six months ended June 30, 2018 and 2017, respectively. Pro forma basic and dilutive earnings per share for the Company would have been $1.05 and $1.03 for the six months ended June 30, 2018, respectively, and $0.71 and $0.69 for the six months ended June 30, 2017, respectively.

For the three and six months ended June 30, 2018, the pro forma information reflects adjustments made to exclude acquisition-related expenses of the Company of $0.4 million and $8.0 million, respectively. For the three months ended June 30, 2017, the pro-forma information reflects adjustments made to include estimated amortization and accretion of purchase discounts and premiums of $0.2 million and estimated amortization of acquired identifiable intangibles of $0.3 million. For the six months ended June 30, 2017, the pro-forma information reflects adjustments made to include estimated amortization and accretion of purchase discounts and premiums of $0.4 million and estimated amortization of acquired identifiable intangibles of $0.6 million. The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired Peoples during the periods presented.

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

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.1 billion at June 30, 2018 and included $0.8 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities. At December 31, 2017, investment securities totaled $1.1 billion and included $0.8 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities.

Available-for-sale

At June 30, 2018 and December 31, 2017, the Company held $856.8 million and $855.3 million of available-for-sale investment securities, respectively. Available-for-sale securities are summarized as follows as of the dates indicated:

	June 30, 2018
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$172,595	$1,429	$(2,769)	$171,255
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	710,097	116	(26,230)	683,983
Municipal securities	1,054	—	(10)	1,044
Other securities	469	—	—	469
Total investment securities available-for-sale	$884,215	$1,545	$(29,009)	$856,751

	December 31, 2017
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$167,269	$2,371	$(992)	$168,648
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	702,107	351	(17,228)	685,230
Municipal securities	1,054	—	(6)	1,048
Other securities	419	—	—	419
Total investment securities available-for-sale	$870,849	$2,722	$(18,226)	$855,345

At June 30, 2018 and December 31, 2017, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$93,407	$(1,923)	$28,208	$(846)	$121,615	$(2,769)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	297,510	(5,435)	361,595	(20,795)	659,105	(26,230)
Municipal securities	510	(10)	—	—	510	(10)
Total	$391,427	$(7,368)	$389,803	$(21,641)	$781,230	$(29,009)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$62,178	$(408)	$36,086	$(584)	$98,264	$(992)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	162,346	(830)	412,967	(16,398)	575,313	(17,228)
Municipal securities	514	(6)	—	—	514	(6)
Total	$225,038	$(1,244)	$449,053	$(16,982)	$674,091	$(18,226)

The unrealized losses in the Company's investment portfolio at June 30, 2018 were caused by changes in interest rates. The portfolio included 213 securities, having an aggregate fair value of $781.2 million, which were in an unrealized loss position at June 30, 2018, compared to 87 securities, with an aggregate fair value of $674.1 million at December 31, 2017.

Management evaluated all of the available for sale securities in an unrealized loss position at June 30, 2018 and December 31, 2017, and concluded no other-than-temporary impairment (“OTTI”) existed at June 30, 2018 or December 31, 2018. During the six months ended June 30, 2017, the Company identified one security with OTTI with an aggregate fair value of $0.3 million, and recorded $0.2 million of OTTI included in other non-interest expense on the consolidated statement of operations during the three and six months ended June 30, 2017. The unrealized losses on the remaining securities in an unrealized loss position were caused by changes in interest rates. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase, and to secure borrowing capacity at the Federal Reserve Bank and FHLB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $313.6 million and $334.6 million at June 30, 2018 and at December 31, 2017, respectively.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.4 years and 3.4 years at June 30, 2018 and December 31, 2017, respectively. This estimate is based on assumptions and actual results may differ. At June 30, 2018 and December 31, 2017, the duration of the total available-for-sale investment portfolio was 3.1 years and 3.1 years, respectively.

As of June 30, 2018, municipal securities with an amortized cost and fair value of $0.2 million were due after one year through five years and municipal securities with an amortized cost and fair value of $0.5 million were due after five years through ten years. Other securities of $0.3 million as of June 30, 2018, have no stated contractual maturity date.

Held-to-maturity

At June 30, 2018 and December 31, 2017, the Company held $266.2 million and $258.7 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$178,946	$2	$(3,477)	$175,471
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	87,251	—	(2,512)	84,739
Total investment securities held-to-maturity	$266,197	$2	$(5,989)	$260,210

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$204,352	$151	$(455)	$204,048
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	54,378	—	(1,655)	52,723
Total investment securities held-to-maturity	$258,730	$151	$(2,110)	$256,771

The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$158,592	$(2,972)	$15,245	$(506)	$173,837	$(3,478)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	44,284	(414)	40,456	(2,097)	84,740	(2,511)
Total	$202,876	$(3,386)	$55,701	$(2,603)	$258,577	$(5,989)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$149,182	$(220)	$17,506	$(235)	$166,688	$(455)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	6,460	(65)	46,264	(1,590)	52,724	(1,655)
Total	$155,642	$(285)	$63,770	$(1,825)	$219,412	$(2,110)

The held-to-maturity portfolio included 49 securities, having an aggregate fair value of $258.6 million, which were in an unrealized loss position at June 30, 2018, compared to 36 securities, with a fair value of $219.4 million, at December 31, 2017.

The unrealized losses in the Company's investments at June 30, 2018 and December 31, 2017 were caused by changes in interest rates. Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at June 30, 2018 or December 31, 2017. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $153.0 million and $142.0 million at June 30, 2018 and December 31, 2017, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of June 30, 2018 and December 31, 2017 was 3.0 years and 3.1 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 2.8 years and 2.8 years as of June 30, 2018 and December 31, 2017, respectively.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. Beginning in the first quarter 2018, loans previously referred to as "non 310-30 loans" are referred to as "originated and acquired loans," which include originated loans as well as acquired loans not accounted for under ASC 310-30. No amounts were reclassified resulting from this change in terminology.

The tables below show the loan portfolio composition including carrying value by segment of originated and acquired loans and loans accounted for under ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of the dates shows. The carrying value of originated and acquired loans is net of discounts, fees, costs and fair value marks of $9.8 million and $4.3 million as of June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018
	Originated and	ASC
	acquired loans	310-30 loans	Total loans	% of total
Commercial	$2,295,041	$23,078	$2,318,119	60.6%
Commercial real estate non-owner occupied	594,740	48,411	643,151	16.8%
Residential real estate	826,670	11,365	838,035	21.9%
Consumer	26,150	100	26,250	0.7%
Total	$3,742,601	$82,954	$3,825,555	100.0%

	December 31, 2017
	Originated and	ASC
	acquired loans	310-30 loans	Total loans	% of total
Commercial	$1,845,130	$29,475	$1,874,605	59.0%
Commercial real estate non-owner occupied	485,141	77,908	563,049	17.7%
Residential real estate	703,478	12,759	716,237	22.5%
Consumer	24,575	481	25,056	0.8%
Total	$3,058,324	$120,623	$3,178,947	100.0%

Delinquency for originated and acquired loans is shown in the following tables at June 30, 2018 and December 31, 2017:

	June 30, 2018
			Greater			Total	Loans > 90
	30-59	60-89	than 90			originated and	days past
	days past	days past	days past	Total past		acquired	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,765	$2,644	$2,305	$6,714	$1,673,659	$1,680,373	$40	$5,545
Owner occupied commercial real estate	1,465	471	2,287	4,223	378,428	382,651	460	6,479
Agriculture	194	217	718	1,129	193,667	194,796	—	2,108
Energy	—	—	796	796	36,425	37,221	—	796
Total commercial	3,424	3,332	6,106	12,862	2,282,179	2,295,041	500	14,928
Commercial real estate non-owner occupied:
Construction	1,208	—	1,080	2,288	92,169	94,457	—	1,080
Acquisition/development	—	17	—	17	23,574	23,591	—	824
Multifamily	—	—	—	—	63,483	63,483	—	—
Non-owner occupied	19	332	142	493	412,716	413,209	142	597
Total commercial real estate	1,227	349	1,222	2,798	591,942	594,740	142	2,501
Residential real estate:
Senior lien	2,733	1,777	2,426	6,936	719,540	726,476	366	7,372
Junior lien	982	49	191	1,222	98,972	100,194	16	792
Total residential real estate	3,715	1,826	2,617	8,158	818,512	826,670	382	8,164
Consumer	278	94	98	470	25,680	26,150	80	42
Total originated and acquired loans	$8,644	$5,601	$10,043	$24,288	$3,718,313	$3,742,601	$1,104	$25,635

	December 31, 2017
			Greater			Total	Loans > 90
	30-59	60-89	than 90			originated and	days past
	days past	days past	days past	Total past		acquired	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Originated and acquired loans:
Commercial:
Commercial and industrial	$554	$117	$1,389	$2,060	$1,373,962	$1,376,022	$150	$7,767
Owner occupied commercial real estate	696	—	1,983	2,679	270,074	272,753	—	3,478
Agriculture	585	—	701	1,286	137,609	138,895	—	2,003
Energy	—	—	1,645	1,645	55,815	57,460	—	1,645
Total commercial	1,835	117	5,718	7,670	1,837,460	1,845,130	150	14,893
Commercial real estate non-owner occupied:
Construction	—	—	179	179	107,502	107,681	—	179
Acquisition/development	1,097	—	—	1,097	13,318	14,415	—	—
Multifamily	—	—	—	—	26,947	26,947	—	—
Non-owner occupied	56	—	574	630	335,468	336,098	—	605
Total commercial real estate	1,153	—	753	1,906	483,235	485,141	—	784
Residential real estate:
Senior lien	1,167	885	1,396	3,448	643,034	646,482	—	4,724
Junior lien	233	91	41	365	56,631	56,996	—	459
Total residential real estate	1,400	976	1,437	3,813	699,665	703,478	—	5,183
Consumer	157	6	5	168	24,407	24,575	—	140
Total originated and acquired loans	$4,545	$1,099	$7,913	$13,557	$3,044,767	$3,058,324	$150	$21,000

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and therefore are not included in the tables above. Non-accrual loans include non-accrual loans and troubled debt restructurings on non-accrual status.  Non-accrual originated and acquired loans totaled $25.6 million at June 30, 2018, increasing $4.6 million, or 22.1% from December 31, 2017, due to the Peoples acquisition.

The Company’s internal risk rating system uses a series of grades that reflect its assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements. Loans that are perceived to have acceptable risk are categorized as “Pass” loans. “Special mention” loans represent loans that have potential credit weaknesses that deserve close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower's ability to meet debt service requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “Substandard” have a well-defined credit weakness and are inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. Although these loans are identified as potential problem loans, they may never become non-performing. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes the collection of payments in accordance with the terms of the loan agreement are highly questionable and improbable. Doubtful loans are deemed impaired and put on non-accrual status.

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,649,254	$12,988	$17,232	$899	$1,680,373
Owner occupied commercial real estate	346,325	26,910	9,341	75	382,651
Agriculture	189,923	2,765	1,890	218	194,796
Energy	36,425	—	796	—	37,221
Total commercial	2,221,927	42,663	29,259	1,192	2,295,041
Commercial real estate non-owner occupied:
Construction	93,377	—	1,080	—	94,457
Acquisition/development	22,767	—	824	—	23,591
Multifamily	63,483	—	—	—	63,483
Non-owner occupied	395,921	15,641	1,647	—	413,209
Total commercial real estate	575,548	15,641	3,551	—	594,740
Residential real estate:
Senior lien	713,175	5,338	7,963	—	726,476
Junior lien	98,623	504	1,067	—	100,194
Total residential real estate	811,798	5,842	9,030	—	826,670
Consumer	26,107	1	42	—	26,150
Total originated and acquired loans	$3,635,380	$64,147	$41,882	$1,192	$3,742,601
Loans accounted for under ASC 310-30:
Commercial	$18,610	$1,051	$3,417	$—	$23,078
Commercial real estate non-owner occupied	46,291	950	1,165	—	48,406
Residential real estate	8,860	947	1,558	—	11,365
Consumer	—	—	105	—	105
Total loans accounted for under ASC 310-30	$73,761	$2,948	$6,245	$—	$82,954
Total loans	$3,709,141	$67,095	$48,127	$1,192	$3,825,555

	December 31, 2017
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,349,116	$10,829	$14,824	$1,253	$1,376,022
Owner occupied commercial real estate	250,224	17,030	5,424	75	272,753
Agriculture	118,068	18,824	1,870	133	138,895
Energy	55,814	—	1,646	—	57,460
Total commercial	1,773,222	46,683	23,764	1,461	1,845,130
Commercial real estate non-owner occupied:
Construction	107,502	—	179	—	107,681
Acquisition/development	14,415	—	—	—	14,415
Multifamily	24,817	—	2,130	—	26,947
Non-owner occupied	333,225	1,396	1,477	—	336,098
Total commercial real estate	479,959	1,396	3,786	—	485,141
Residential real estate:
Senior lien	641,294	91	5,097	—	646,482
Junior lien	56,172	—	824	—	56,996
Total residential real estate	697,466	91	5,921	—	703,478
Consumer	24,432	1	142	—	24,575
Total originated and acquired loans	$2,975,079	$48,171	$33,613	$1,461	$3,058,324
Loans accounted for under ASC 310-30:
Commercial	$23,954	$1,070	$4,451	$—	$29,475
Commercial real estate non-owner occupied	50,537	883	26,488	—	77,908
Residential real estate	10,072	1,055	1,632	—	12,759
Consumer	327	9	145	—	481
Total loans accounted for under ASC 310-30	$84,890	$3,017	$32,716	$—	$120,623
Total loans	$3,059,969	$51,188	$66,329	$1,461	$3,178,947

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of originated and acquired loans on non-accrual status, loans in bankruptcy, and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans. At June 30, 2018, the Company measured $15.5 million of impaired loans based on the fair value of the collateral less selling costs and $2.1 million of impaired loans using discounted cash flows and the loan’s initial contractual effective interest rate. Impaired loans totaling $8.8 million, which individually were less than $250 thousand each, were measured through the general ALL reserves due to their relatively small size. Impaired loans acquired from Peoples totaling $8.4 million were marked to fair value at the date of acquisition.

At June 30, 2018 and December 31, 2017, the Company’s recorded investment in impaired loans were $34.8 million and $30.9 million, respectively, of which $6.9 million and $8.5 million, respectively, were accruing TDRs. Impaired loans at June 30, 2018 were primarily comprised of eight relationships totaling $14.3 million. Three of the relationships were in the commercial and industrial sector totaling $6.1 million, two of the relationships were in the owner-occupied commercial real estate sector totaling $4.8 million, one of the relationships was in the agricultural sector totaling $1.3 million, one of the relationships was in the energy sector totaling $1.1 million and one of the relationships was in the construction sector totaling $1.0 million. Impaired loans had a collective related allowance for loan losses allocated to them of $1.2 million and $1.5 million at June 30, 2018 and December 31, 2017, respectively.

Additional information regarding impaired loans at June 30, 2018 and December 31, 2017 is set forth in the table below:

	June 30, 2018			December 31, 2017
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$5,719	$4,209	$—	$6,481	$5,055	$—
Owner occupied commercial real estate	7,063	6,698	—	4,186	3,934	—
Agriculture	1,508	1,259	—	1,502	1,245	—
Energy	6,642	1,923	—	8,661	3,861	—
Total commercial	20,932	14,089	—	20,830	14,095	—
Commercial real estate non-owner occupied:
Construction	1,307	1,082	—	215	179	—
Acquisition/development	1,065	824	—	—	—	—
Multifamily	—	—	—	29	29	—
Non-owner occupied	648	569	—	901	853	—
Total commercial real estate	3,020	2,475	—	1,145	1,061	—
Residential real estate:
Senior lien	3,075	2,781	—	333	309	—
Junior lien	414	353	—	—	—	—
Total residential real estate	3,489	3,134	—	333	309	—
Consumer	47	43	—	—	—	—
Total impaired loans with no related allowance recorded	$27,488	$19,741	$—	$22,308	$15,465	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$7,147	$4,539	$907	$7,919	$5,339	$1,329
Owner occupied commercial real estate	1,400	1,222	80	873	713	4
Agriculture	2,229	2,186	218	2,122	2,083	133
Energy	—	—	—	—	—	—
Total commercial	10,776	7,947	1,205	10,914	8,135	1,466
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	347	293	2	207	200	1
Total commercial real estate	347	293	2	207	200	1
Residential real estate:
Senior lien	6,509	5,672	25	6,481	5,753	24
Junior lien	1,308	1,169	7	1,295	1,179	8
Total residential real estate	7,817	6,841	32	7,776	6,932	32
Consumer	—	—	—	146	141	1
Total impaired loans with a related allowance recorded	$18,940	$15,081	$1,239	$19,043	$15,408	$1,500
Total impaired loans	$46,428	$34,822	$1,239	$41,351	$30,873	$1,500

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the three months ended
	June 30, 2018		June 30, 2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$5,321	$90	$6,645	$25
Owner occupied commercial real estate	6,723	17	3,789	23
Agriculture	1,259	—	1,454	—
Energy	1,843	17	5,680	—
Total commercial	15,147	124	17,568	48
Commercial real estate non-owner occupied:
Construction	1,081	—	—	—
Acquisition/development	827	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	574	—	312	5
Total commercial real estate	2,481	—	312	5
Residential real estate:
Senior lien	2,818	—	330	—
Junior lien	354	—	—	—
Total residential real estate	3,172	—	330	—
Consumer	14	—	—	—
Total impaired loans with no related allowance recorded	$20,815	$124	$18,210	$53
With a related allowance recorded:
Commercial:
Commercial and industrial	$4,607	$—	$4,643	$—
Owner occupied commercial real estate	1,233	4	2,340	7
Agriculture	2,142	1	912	1
Energy	—	—	6,624	—
Total commercial	7,982	5	14,519	8
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	9	—	31	—
Non-owner occupied	297	5	216	2
Total commercial real estate	306	5	247	2
Residential real estate:
Senior lien	5,744	13	6,525	20
Junior lien	1,187	11	1,403	12
Total residential real estate	6,931	23	7,928	32
Consumer	31	—	169	—
Total impaired loans with a related allowance recorded	$15,250	$33	$22,863	$42
Total impaired loans	$36,065	$158	$41,073	$95

	For the six months ended
	June 30, 2018		June 30, 2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$5,565	$173	$7,030	$73
Owner occupied commercial real estate	6,793	35	3,834	41
Agriculture	1,259	6	1,531	—
Energy	2,098	37	5,889	—
Total Commercial	15,715	251	18,284	114
Commercial real estate non-owner occupied:
Construction	1,081	—	—	—
Acquisition/development	856	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	591	—	320	12
Total commercial real estate	2,528	—	320	12
Residential real estate:
Senior lien	2,846	—	334	—
Junior lien	358	—	—	—
Total residential real estate	3,204	—	334	—
Consumer	14	—	—	—
Total impaired loans with no related allowance recorded	$21,461	$251	$18,938	$126
With a related allowance recorded:
Commercial:
Commercial and industrial	$4,639	$—	$4,630	$—
Owner occupied commercial real estate	1,249	9	2,349	11
Agriculture	2,084	2	914	3
Energy	—	—	6,602	—
Total Commercial	7,972	11	14,495	14
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	19	—	31	1
Non-owner occupied	308	9	220	5
Total commercial real estate	327	9	251	6
Residential real estate:
Senior lien	5,821	26	6,583	40
Junior lien	1,202	20	1,421	25
Total residential real estate	7,023	46	8,004	65
Consumer	32	—	175	—
Total impaired loans with a related allowance recorded	$15,354	$66	$22,925	$85
Total impaired loans	$36,815	$317	$41,863	$211

Interest income recognized on impaired loans noted in the table above primarily represents interest earned on accruing TDRs. Interest income recognized on impaired loans during the three months ended June 30, 2018 and 2017 was $0.2 million and $0.1 million, respectively. Interest income recognized on impaired loans during the six months ended June 30, 2018 and 2017 was $0.3 million and $0.2 million, respectively.

Troubled debt restructurings

The Company’s policy is to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default the Company seeks recovery in compliance with lending laws, the respective loan agreements and credit monitoring and remediation procedures that may include restructuring a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Additionally, if a borrower’s repayment obligation has been discharged by a court, and that debt has not been reaffirmed by the borrower, regardless of past due status, the loan is considered to be a TDR.

During the six months ended June 30, 2018, the Company restructured four loans with a recorded investment of $0.9 million at June 30, 2018 to facilitate repayment. All of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The tables below provide additional information related to accruing TDRs at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$5,509	$6,754	$6,299	$3,828
Commercial real estate non-owner occupied	266	278	311	—
Residential real estate	1,165	1,190	1,172	12
Consumer	—	—	—	—
Total	$6,940	$8,222	$7,782	$3,840

	December 31, 2017
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$6,595	$7,308	$7,171	$2,041
Commercial real estate non-owner occupied	455	489	500	—
Residential real estate	1,409	1,461	1,420	2
Consumer	1	3	1	—
Total	$8,460	$9,261	$9,092	$2,043

The following table summarizes the Company’s carrying value of non-accrual TDRs as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Commercial	$2,698	$5,808
Commercial real estate non-owner occupied	—	—
Residential real estate	1,264	1,336
Consumer	—	111
Total non-accruing TDRs	$3,962	$7,255

At June 30, 2018 and December 31, 2017, the Company had $6.9 million and $8.5 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment.

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently. The Company had one TDR that was modified within the past twelve months and had defaulted on its restructured terms during the six months ended June 30, 2018. The defaulted TDR consisted of one commercial real estate non-owner occupied loan totaling $0.2 million. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. Non-accruing TDRs decreased $3.3 million from December 31, 2017 due to charge-offs within the commercial loan segment. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDRs.

During the three and six months ended June 30, 2017, the Company had three and five TDRs that had been modified within the past 12 months that defaulted on their restructured terms, respectively.

Loans accounted for under ASC 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically re-measured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the six months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Accretable yield beginning balance	$46,568	$60,476
Reclassification from non-accretable difference	8,053	7,732
Reclassification to non-accretable difference	(1,695)	(494)
Accretion	(10,224)	(12,051)
Accretable yield ending balance	$42,702	$55,663

Below is the composition of the net book value for loans accounted for under ASC 310-30 at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Contractual cash flows	$442,000	$489,892
Non-accretable difference	(316,344)	(322,701)
Accretable yield	(42,702)	(46,568)
Loans accounted for under ASC 310-30	$82,954	$120,623

Note 6 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses and recorded investment in loans as of and for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$21,578	$4,890	$3,928	$290	$30,686
Originated and acquired beginning balance	21,485	4,871	3,928	290	30,574
Charge-offs	—	(11)	(90)	(234)	(335)
Recoveries	13	—	4	50	67
Provision	1,902	(318)	(61)	200	1,723
Originated and acquired ending balance	23,400	4,542	3,781	306	32,029
ASC 310-30 beginning balance	93	19	—	—	112
Charge-offs	(61)	—	—	—	(61)
Recoveries	—	—	—	—	—
Provision	150	—	—	—	150
ASC 310-30 ending balance	182	19	—	—	201
Ending balance	$23,582	$4,561	$3,781	$306	$32,230

	Three months ended June 30, 2017
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$20,539	$5,815	$4,216	$280	$30,850
Originated and acquired beginning balance	20,539	5,599	4,216	276	30,630
Charge-offs	—	—	(2)	(119)	(121)
Recoveries	30	10	110	55	205
Provision	4,087	191	(257)	82	4,103
Originated and acquired ending balance	24,656	5,800	4,067	294	34,817
ASC 310-30 beginning balance	—	216	—	4	220
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
(Recoupment) provision	—	(82)	—	4	(78)
ASC 310-30 ending balance	—	134	—	8	142
Ending balance	$24,656	$5,934	$4,067	$302	$34,959

	Six months ended June 30, 2018
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$21,385	$5,609	$3,965	$305	$31,264
Originated and acquired beginning balance	21,340	5,583	3,965	305	31,193
Charge-offs	(437)	(11)	(90)	(513)	(1,051)
Recoveries	55	—	6	103	164
Provision	2,442	(1,030)	(100)	411	1,723
Originated and acquired ending balance	23,400	4,542	3,781	306	32,029
ASC 310-30 beginning balance	45	26	—	—	71
Charge-offs	(61)	—	—	—	(61)
Recoveries	—	—	—	—	—
Provision (recoupment)	198	(7)	—	—	191
ASC 310-30 ending balance	182	19	—	—	201
Ending balance	$23,582	$4,561	$3,781	$306	$32,230
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$1,204	$2	$32	$1	$1,239
Originated and acquired loans collectively evaluated for impairment	22,196	4,540	3,749	305	30,790
ASC 310-30 loans	182	19	—	—	201
Total ending allowance balance	$23,582	$4,561	$3,781	$306	$32,230
Loans:
Originated and acquired loans individually evaluated for impairment	$22,038	$2,767	$9,974	$43	$34,822
Originated and acquired loans collectively evaluated for impairment	2,273,002	591,974	816,696	26,107	3,707,779
ASC 310-30 loans	23,078	48,411	11,365	100	82,954
Total loans	$2,318,118	$643,152	$838,035	$26,250	$3,825,555

	Six months ended June 30, 2017
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$18,821	$5,642	$4,387	$324	$29,174
Originated and acquired beginning balance	18,821	5,422	4,387	319	28,949
Charge-offs	(20)	—	(10)	(301)	(331)
Recoveries	41	20	113	122	296
Provision	5,814	358	(423)	154	5,903
Originated and acquired ending balance	24,656	5,800	4,067	294	34,817
ASC 310-30 beginning balance	—	220	—	5	225
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
(Recoupment) provision	—	(86)	—	3	(83)
ASC 310-30 ending balance	—	134	—	8	142
Ending balance	$24,656	$5,934	$4,067	$302	$34,959
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$6,197	$1	$45	$1	$6,244
Originated and acquired loans collectively evaluated for impairment	18,459	5,799	4,022	293	28,573
ASC 310-30 loans	—	134	—	8	142
Total ending allowance balance	$24,656	$5,934	$4,067	$302	$34,959
Loans:
Originated and acquired loans individually evaluated for impairment	$30,458	$551	$8,205	$165	$39,379
Originated and acquired loans collectively evaluated for impairment	1,709,018	472,684	706,294	26,143	2,914,139
ASC 310-30 loans	35,978	83,785	14,012	652	134,427
Total loans	$1,775,454	$557,020	$728,511	$26,960	$3,087,945

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

Net charge-offs on originated and acquired loans during the three and six months ended June 30, 2018 were $0.3 million and $0.9 million, respectively. Management's evaluation of credit quality resulted in a provision for originated and acquired loan losses of $1.7 million and $1.7 million during the three and six months ended June 30, 2018, respectively, for general reserves on loan growth.

During the six months ended June 30, 2018, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement resulted in a provision of $150 thousand and $191 thousand for the three and six months ended June 30, 2018, respectively, driven by provision in the commercial segment.

Net charge-offs on originated and acquired loans during the three and six months ended June 30, 2017 were $0.1 million and $0.0 million, respectively. Management’s evaluation resulted in a provision for loan losses on originated and acquired loans of $4.1 million and $5.9 million during the three and six months ended June 30, 2017, respectively. Provision for the three months ended June 30, 2017 included specific reserves of $2.1 million on one commercial loan and general reserves on net loan growth. Provision for the six months ended June 30, 2017 included specific reserves totaling $3.4 million on one energy sector loan and one commercial sector loan.

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

Note 7 Other Real Estate Owned

A summary of the activity in the OREO balances during the six months ended June 30, 2018 and 2017 is as follows:

	For the six months ended June 30,
	2018	2017
Beginning balance	$10,491	$15,662
Acquired through acquisition	1,253	—
Transfers from loan portfolio, at fair value	24,382	639
Impairments	(64)	(46)
Sales, net	(593)	(1,958)
Ending balance	$35,469	$14,297

The Company transferred one large acquired 310-30 problem loan to OREO totaling $24.1 million at June 30, 2018 as part of its asset resolution process. The Company did not have any minority interest in participated other real estate owned at June 30, 2018. At December 31, 2017, OREO balances excluded $0.7 million of the Company’s minority interests in OREO, which are held by outside banks where the Company was not the lead bank and did not have a controlling interest. The Company maintains a receivable in other assets for these minority interests. Included in Sales, net are net losses of $0.1 million and net gains of $1.8 million for the six months ended June 30, 2018 and 2017, respectively.

Note 8 Goodwill and Intangible Assets

In connection with all of our acquisitions, the Company recorded goodwill of $115.0 million, core deposit intangible assets of $48.8 million and mortgage servicing rights of $4.3 million. In connection with the acquisition of Peoples completed in the first quarter of 2018, the Company recorded goodwill of $55.4 million, core deposit intangibles assets of $10.5 million and mortgage servicing rights of $4.3 million. The goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or six months ended June 30, 2018 or the year ended December 31, 2017.

The Company is amortizing the core deposit intangibles from acquisitions on a straight line basis over 7-10 years from the date of the respective acquisitions, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $0.7 million and $1.4 million during the three and six months ended June 30, 2018, respectively, and $1.4 million and $2.7 million during the three and six months ended June 30, 2017, respectively.

Mortgage servicing rights represent rights to service loans originated by the Company and sold to government sponsored enterprises including FHLMC, FNMA, GNMA and FHLB. Mortgage loans serviced for others were $419.8 million at June 30, 2018 and $0.0 million at June 30, 2017.

The gross carrying amount of the core deposit intangible and the associated accumulated amortization at June 30, 2018 and December 31, 2017, are presented as follows:

	June 30, 2018			December 31, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$38,056	$10,778	$38,357	$36,750	$1,607

Below are the changes in the mortgage servicing rights for the period presented:

For the six months ended June 30,
2018
Beginning balance	$—
Acquired through acquisition	4,301
Amortization	(386)
Ending balance	$3,915
Fair value of mortgage servicing rights	$4,473

The Company is amortizing the mortgage servicing rights in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company recognized mortgage servicing rights amortization expense of $0.2 million and $0.4 million during the three and six months ended June 30, 2018.

The fair value of mortgage servicing rights was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.5% and the constant prepayment speed ranged from 8.6% to 11.8% for the June 30, 2018 valuation.

Mortgage servicing rights are evaluated for impairment and recognized through a valuation allowance to the extent fair value is less than the carrying amount. The Company evaluates impairment by type (FHLMC, FNMA, GNMA and FHLB) and interest rate. There was no valuation allowance at June 30, 2018.

Note 9 Borrowings

The Company enters into repurchase agreements to facilitate the needs of its clients. As of June 30, 2018 and December 31, 2017, the Company sold securities under agreements to repurchase totaling $73.4 million and $130.5 million, respectively, and none were for periods longer than one day. The Company pledged mortgage-backed securities with a fair value of approximately $76.2 million and $136.1 million as of June 30, 2018 and December 31, 2017, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of June 30, 2018 and December 31, 2017, the Company had $2.8 million and $5.7 million of excess collateral pledged for repurchase agreements, respectively.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $966.1 million at June 30, 2018. At June 30, 2018 and December 31, 2017, the Bank had $77.3 million and $129.1 million in term advances from the FHLB, respectively. The term advances have fixed interest rates of 1.55% - 2.33%, with maturity dates of 2018 - 2020. The Bank had investment securities pledged as collateral for FHLB advances in the amount of $26.1 million at June 30, 2018 and $28.1 million at December 31, 2017. Interest expense related to FHLB advances totaled $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively, and $0.5 million and $0.7 million for the three and six months ended June 30, 2017, respectively.

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

The Basel III rules, effective January 1, 2015, changed the components of regulatory capital, changed the way in which risk ratings are assigned to various categories of bank assets and defined a new Tier 1 common risk-based ratio. In addition, a capital conservative buffer requirement, designed to strengthen an institution’s financial resilience during economic cycles through the restriction of capital distributions and other payments, became effective in 2017, with full phase-in beginning January 1, 2019. When fully phased-in, the capital conservation buffer adds a 2.5% capital requirement above existing regulatory minimum ratios.

Under the Basel III requirements, at June 30, 2018 and December 31, 2017, the Company and the Bank met all capital requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	June 30, 2018
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.9%	$546,964	N/A	N/A	4.0%	$220,575
NBH Bank	9.0%	493,193	5.0%	$274,980	4.0%	219,984
Common equity tier 1 risk-based capital:
Consolidated	12.6%	$546,964	N/A	N/A	7.0%	$386,006
NBH Bank	11.4%	493,193	6.5%	$357,474	7.0%	384,972
Tier 1 risk-based capital ratio:
Consolidated	12.6%	$546,964	N/A	N/A	8.5%	$368,452
NBH Bank	11.4%	493,193	8.0%	$345,168	8.5%	366,741
Total risk-based capital ratio:
Consolidated	13.5%	$584,008	N/A	N/A	10.5%	$455,147
NBH Bank	12.3%	530,236	10.0%	$431,460	10.5%	453,033

	December 31, 2017
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.8%	$470,877	N/A	N/A	4.0%	$191,559
NBH Bank	8.1%	382,918	5.0%	$237,772	4.0%	190,217
Common equity tier 1 risk-based capital:
Consolidated	12.9%	$470,877	N/A	N/A	7.0%	$335,228
NBH Bank	10.6%	382,918	6.5%	$309,103	7.0%	332,881
Tier 1 risk-based capital ratio:
Consolidated	12.9%	$470,877	N/A	N/A	8.5%	$309,400
NBH Bank	10.6%	382,918	8.0%	$289,022	8.5%	307,086
Total risk-based capital ratio:
Consolidated	13.8%	$502,917	N/A	N/A	10.5%	$382,200
NBH Bank	11.5%	414,958	10.0%	$361,277	10.5%	379,341

(1)	As of the fully phased-in date of January 1, 2019, including the capital conservation buffer.

Note 11 Revenue from Contracts with Clients

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three and six months ended June 30, 2018 and 2017.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Non-interest income
In-scope of Topic 606:
Service Charges and other fees	$5,008	$3,899	$10,183	$7,665
Bank card fees	3,672	3,134	7,034	5,938
Gain on banking center divestiture	—	2,942	—	2,942
Non-interest income (in-scope of Topic 606)	8,680	9,975	17,217	16,545
Non-interest income (out-of-scope of Topic 606)	10,882	1,981	20,181	4,107
Total non-interest income	$19,562	$11,956	$37,398	$20,652
Non-interest expense
In-scope of Topic 606:
Loss (gain) on OREO sales, net	(14)	(1,644)	64	(1,756)
Total revenue in-scope of Topic 606	$8,666	$8,331	$17,281	$14,789

Contract Balances

A contract asset balance occurs when an entity performs a service for a client before the client pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a client for which the entity has already received payment (or payment is due) from the client. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a client if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a client that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

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

Stock options

The Company issued stock options during the six months ended June 30, 2018 and 2017, which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest or have vested on a graded basis over 1-4 years of continuous service and have 7-10 year contractual terms.

The following table summarizes stock option activity for the six months ended June 30, 2018:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2017	1,598,318	$20.62	4.07	$19,017
Granted	151,937	32.80
Exercised	(441,161)	19.90
Forfeited	(17,103)	28.57
Outstanding at June 30, 2018	1,291,991	22.20	4.39	21,181
Options exercisable at June 30, 2018	1,039,372	20.16	3.25	19,161
Options vested and expected to vest	1,259,359	21.94	4.26	20,965

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.2 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.5 years.

Restricted stock awards

The Company issued time based restricted stock awards during the six months ended June 30, 2018 and 2017. The restricted stock awards vest over a range of a 1 - 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

No market-based stock awards were granted during the six months ended June 30, 2018 or June 30, 2017. During the six months ended June 30, 2016, the Company granted market-based stock awards of 26,594 shares in accordance with the 2014 Plan. These shares have a five-year performance period and vest upon the later of the Company’s stock price achieving an established price goal during the performance period and the third anniversary of the date of grant. The $11.28 per share fair value of these awards was determined using a Monte Carlo Simulation at grant date. The market-based performance condition has been met for these awards and the total unrecognized compensation cost related to non-vested market-based stock awards totaled $0.1 million, and is expected to be recognized over a weighted average period of approximately 0.7 years.

Performance stock units

During the six months ended June 30, 2018 and 2017, the Company granted 77,125 and 49,758 performance stock units in accordance with the 2014 Plan, respectively. These performance stock units granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (“EPS target”) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (“TSR target”), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit for awards granted during the six months ended June 30, 2018 of the EPS target portion and the TSR target portion was $32.65 and $27.51, respectively.

The following table summarizes restricted stock and performance stock unit activity during the six months ended June 30, 2018:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2017	163,557	$22.60	125,082	$23.90
Granted	85,754	33.41	77,125	30.38
Vested	(80,092)	22.82	—	—
Forfeited	(13,136)	29.08	(9,884)	26.11
Unvested at June 30, 2018	156,083	$27.88	192,323	$26.39

As of June 30, 2018, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $3.0 million and $3.3 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.3 years and 2.2 years, respectively. Expense related to non-vested restricted stock awards totaled $0.6 million and $0.6 million during the three months ended June 30, 2018 and 2017, respectively, and $1.0 million and $1.2 million during the six months ended June 30, 2018 and 2017, respectively. Expense related to non-vested performance stock units totaled $0.4 million and $0.2 million during the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $0.4 million during the six months ended June 30, 2018 and 2017, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and June 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 349,199 was available for issuance.

Under the ESPP, employees purchased 5,960 shares during the six months ended June 30, 2018, respectively, and 5,373 shares during the six months ended June 30, 2017, respectively.

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

Note 14 Common Stock

The Company had 30,726,789 and 26,875,585 shares of Class A common stock outstanding at June 30, 2018 and December 31, 2017, respectively. Additionally, the Company had 156,083 and 163,557 shares outstanding at June 30, 2018 and December 31, 2017, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On August 5, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. The remaining authorization under this program as of June 30, 2018 was $12.6 million.

Note 15 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 30,726,789 and 26,788,833 shares of Class A common stock outstanding as of June 30, 2018 and 2017, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and six months ended June 30, 2018 and 2017.

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$17,512	$9,209	$25,977	$17,467
Less: income allocated to participating securities	(18)	(14)	(31)	(30)
Income allocated to common shareholders	$17,494	$9,195	$25,946	$17,437
Weighted average shares outstanding for basic earnings per common share	30,735,427	26,955,187	30,615,226	26,878,904
Dilutive effect of equity awards	651,748	642,256	660,133	742,001
Dilutive effect of warrants	—	—	—	16,627
Weighted average shares outstanding for diluted earnings per common share	31,387,175	27,597,443	31,275,359	27,637,532
Basic earnings per share	$0.57	$0.34	$0.85	$0.65
Diluted earnings per share	$0.56	$0.33	$0.83	$0.63

The Company had 1,291,991 and 1,683,867 outstanding stock options to purchase common stock at weighted average exercise prices of $22.20 and $20.61 per share at June 30, 2018 and 2017, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, 250,750 warrants were exercised in a non-cash transaction during the first quarter of 2017, representing the remaining outstanding warrants to purchase shares of the Company’s common stock. The warrants had an exercise price of $20.00. The Company had 348,406 and 256,064 unvested restricted shares and units issued as of June 30, 2018 and 2017, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 16 Income Taxes

The effective income tax rate for the three and six months ended June 30, 2018 was 13.8% and 14.8%, respectively, compared to 19.1% and 5.1% for the three and six months ended June 30, 2017, calculated based on a full year forecast method. The tax expense recorded for the three and six months ended June 30, 2018 was lowered by a $0.8 million and $1.2 million discrete tax benefit from stock compensation activity during the respective periods. Without the discrete benefits, the three and six months ended June 30, 2018 effective tax rate was 17.7% and 18.6%, respectively. The tax expense recorded for the three and six months ended June 30, 2017 was lowered by a $0.5 million and $3.4 million tax benefit from stock compensation activity. The quarterly tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. See management’s discussion and analysis for further information.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2018 and December 31, 2017.

Information about the valuation methods used to measure fair value is provided in note 19.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	location	2018	2017	location	2018	2017
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$26,667	$10,489	Other liabilities	$3	$1,167
Total derivatives designated as hedging instruments		$26,667	$10,489		$3	$1,167

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$4,014	$2,483	Other liabilities	$3,992	$2,584
Interest rate lock commitments	Other assets	1,466	128	Other liabilities	252	—
Forward contracts	Other assets	25	5	Other liabilities	538	7
Total derivatives not designated as hedging instruments		$5,505	$2,616		$4,782	$2,591

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2018, the Company had interest rate swaps with a notional amount of $468.1 million, which were designated as fair value hedges of interest rate risk. These interest rate swaps were associated with $506.5 million of the Company’s fixed-rate loans, before a $(27.0) million fair value hedge adjustment in the carrying amount, included in loans receivable on the statements of financial condition. As of December 31, 2017, the Company had interest rate swaps with a notional amount of $417.7 million that were designated as fair value hedges.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2018, the Company had matched interest rate swap transactions with an aggregate notional amount of $174.0 million related to this program. As of December 31, 2017, the Company had matched interest rate swap transactions with an aggregate notional amount of $202.2 million related to this program.

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

The Company had interest rate lock commitments with a notional value of $113.5 million and forward contracts with a notional value of $178.7 million at June 30, 2018. At December 31, 2017, the Company had interest rate lock commitments with a notional value of $8.0 million and forward contracts with a notional value of $9.0 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
hedging relationships	derivatives	2018	2017	2018	2017
Interest rate products	Interest and fees on loans	$5,288	$—	$17,340	$—
Interest rate products	Other non-interest income	—	(3,169)	—	(2,105)
Total		$5,288	$(3,169)	$17,340	$(2,105)

	Location of gain (loss)	Amount of gain (loss) recognized in income on hedged items
	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
Hedged items	hedged items	2018	2017	2018	2017
Interest rate products	Interest and fees on loans	$(5,347)	$—	$(17,264)	$—
Interest rate products	Other non-interest income	—	2,962	—	1,720
Total		$(5,347)	$2,962	$(17,264)	$1,720

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
as hedging instruments	derivatives	2018	2017	2018	2017
Interest rate products	Other non-interest expense	$3	$(47)	$124	$(79)
Interest rate lock commitments	Mortgage banking income	(517)	(122)	(141)	1
Forward contracts	Mortgage banking income	305	63	1,413	(131)
Total		$(209)	$(106)	$1,396	$(209)

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

As of June 30, 2018, the termination value of derivatives in a net liability position related to these agreements was $4.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of June 30, 2018 the Company had posted $0.2 million in eligible collateral. If the Company had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.

Note 18 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At June 30, 2018 and December 31, 2017, the Company had loan commitments totaling $764.6 million and $680.8 million, respectively, and standby letters of credit that totaled $8.3 million and $7.2 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Commitments to fund loans	$231,844	$181,904
Unfunded commitments under lines of credit	532,778	498,857
Commercial and standby letters of credit	8,260	7,185
Total unfunded commitments	$772,882	$687,946

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

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. The Company recorded a repurchase reserve of $4.0 million at June 30, 2018, which is included in other liabilities on the consolidated statements of financial condition.

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the six months ended June 30, 2018 and 2017, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At June 30, 2018 and December 31, 2017, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$171,255	$—	$171,255
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	683,983	—	683,983
Municipal securities	—	825	—	825
Loans held for sale	—	113,057	—	113,057
Interest rate swap derivatives	—	30,681	—	30,681
Mortgage banking derivatives	—	—	1,491	1,491
Total assets at fair value	$—	$999,801	$1,491	$1,001,292
Liabilities:
Interest rate swap derivatives	$—	$3,995	$—	$3,995
Mortgage banking derivatives	—	—	790	790
Total liabilities at fair value	$—	$3,995	$790	$4,785

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$168,648	$—	$168,648
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	685,230	—	685,230
Municipal securities	—	829	—	829
Loans held for sale	—	4,629	—	4,629
Interest rate swap derivatives	—	12,972	—	12,972
Mortgage banking derivatives	—	—	133	133
Total assets at fair value	$—	$872,308	$133	$872,441
Liabilities:
Interest rate swap derivatives	$—	$3,751	$—	$3,751
Mortgage banking derivatives	—	—	7	7
Total liabilities at fair value	$—	$3,751	$7	$3,758

The table below details the changes in level 3 financial instruments during the six months ended June 30, 2018:

Mortgage banking
derivatives, net
Balance at December 31, 2017	$126
Gain included in earnings, net	575
Balance at June 30, 2018	$701

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 0% - 25%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At June 30, 2018, the Company measured six originated and acquired loans at fair value on a non-recurring basis, with a carrying balance of $6.3 million and specific reserve balance of $1.2 million. At June 30, 2017, the Company measured seven originated and acquired loans at fair value on a non-recurring basis, with a carrying balance of $14.5 million and specific reserve balance of $6.2 million.

OREO is recorded at the lower of the cost basis or the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $64 thousand and $46 thousand of OREO impairments in its consolidated statements of operations during the six months ended June 30, 2018 and 2017, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair values of OREO are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.5% at June 30, 2018 and prepayment speed assumption ranges of 8.6% to 11.8% at June 30, 2018 as inputs. Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. There was no valuation allowance recorded at June 30, 2018. The inputs used to determine the fair values of mortgage servicing rights are considered level 3 inputs in the fair value hierarchy.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the six months ended June 30, 2018 and 2017:

	June 30, 2018
	Total	Losses from fair value changes
Impaired loans	$34,822	$1,089
Other real estate owned	35,469	64
Mortgage servicing rights	3,915	—
Total	$74,205	$1,153

	June 30, 2017
	Total	Losses from fair value changes
Impaired loans	$39,379	$327
Other real estate owned	14,297	46
Total	$53,676	$373

The Company did not record any liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2018.

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

The fair value of financial instruments at June 30, 2018 and December 31, 2017, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair value	June 30, 2018		December 31, 2017
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$137,917	$137,917	$257,364	$257,364
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	171,255	171,255	168,648	168,648
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	683,983	683,983	685,230	685,230
Municipal securities	Level 2	825	825	829	829
Municipal securities	Level 3	219	219	219	219
Other available-for-sale securities	Level 3	469	469	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	178,946	175,471	204,352	204,048
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	87,251	84,739	54,378	52,723
Non-marketable securities	Level 2	20,070	20,070	15,030	15,030
Loans receivable	Level 3	3,825,555	3,776,564	3,178,947	3,167,508
Loans held for sale	Level 2	113,057	113,057	4,629	4,629
Accrued interest receivable	Level 2	18,147	18,147	14,255	14,255
Interest rate swap derivatives	Level 2	30,681	30,681	12,972	12,972
Mortgage banking derivatives	Level 3	1,491	1,491	133	133
LIABILITIES
Deposit transaction accounts	Level 2	3,499,133	3,499,133	2,861,509	2,861,509
Time deposits	Level 2	1,132,331	1,132,331	1,118,050	1,118,050
Securities sold under agreements to repurchase	Level 2	73,441	73,441	130,463	130,463
Federal Home Loan Bank advances	Level 2	188,334	188,579	129,115	130,300
Accrued interest payable	Level 2	6,136	6,136	5,776	5,776
Interest rate swap derivatives	Level 2	3,995	3,995	3,751	3,751
Mortgage banking derivatives	Level 3	790	790	7	7

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and six months ended June 30, 2018, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2017, 2016, and 2015. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building strong banking relationships with small to medium-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We believe that our established presence in core markets that are outperforming national averages positions us well for growth opportunities. As of June 30, 2018, we had $5.6 billion in assets, $3.8 billion in loans, $4.6 billion in deposits and $0.7 billion in equity.

Operating Highlights

Beginning in the first quarter 2018, loans previously referred to as "non 310-30 loans" are referred to as "originated and acquired loans," which include originated loans and acquired loans not accounted for under ASC 310-30. No amounts were reclassified resulting from this change in terminology.

On January 1, 2018, the Company completed its acquisition of Peoples, Inc. (“Peoples”), the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. At the close of the acquisition, the Company acquired 20 banking centers located in the highly-attractive and geographically-relevant markets of Colorado Springs in Colorado, Overland Park and Lawrence in Kansas, and Taos and Albuquerque in New Mexico, and an in-market mortgage origination business. The acquisition added approximately $842 million in total assets, net of FHLB payoffs, $543 million in loans and $730 million in deposits. The merger consideration totaled $146.4 million and consisted of $110.2 million in Company stock and $36.2 million in cash. All operating systems were converted during the first and second quarters of 2018.

Increased profitability and returns

•

Net income was $26.0 million, or $0.83 per diluted share, for the six months ended June 30, 2018 compared to net income of $17.5 million, or $0.63 per diluted share, for the same period in the prior year. Net income during the six months ended June 30, 2018 included $6.3 million, after-tax, of expenses related to the acquisition of Peoples. Adjusting for these expenses, net income would have been $32.3 million, or $1.03 per diluted share.

•

The return on average tangible assets was 0.99% for the six months ended June 30, 2018 compared to 0.84% for the same period in the prior year. Adjusting for Peoples acquisition expenses, the return on average tangible assets was 1.22% for the six months ended June 30, 2018.

•

The return on average tangible common equity was 10.29% for the six months ended June 30, 2018 compared to 7.93% for the same period prior year. Adjusting for Peoples acquisition expenses, the return on average tangible common equity was 12.71% for the six months ended June 30, 2018.

Strategic execution

•	Completed the acquisition of Peoples on January 1, 2018.
•

Grew originated and acquired loans outstanding to $3.7 billion, an increase of $684.3 million, or 45.1% annualized, since December 31, 2017, driven by Peoples acquired loans and originated loan growth of 15.8% annualized.

•

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans, and all concentration levels remain well below our self-imposed limits.

•

Continued to build and deepen relationships with our clients, resulting in strong average deposit growth of $723.9 million since December 31, 2017, due to the Peoples acquisition and transaction deposit growth during the period.

•	Maintained strong expense management as the Company begins to realize benefits from the completed system conversions of the Peoples acquisition during 2018.

Loan portfolio

•	Total loans ended the quarter at $3.8 billion and increased $646.6 million, or 20.3%, since December 31, 2017, primarily driven by the Peoples acquisition.
•	Originated loans grew 15.8% annualized due to strong growth in commercial loans of 32.1% annualized, offset partially by expected payoffs of non-owner occupied commercial real estate.

Credit quality

•

Credit quality remained strong, as non-performing originated and acquired loans (comprised of non-accrual loans and non-accrual TDRs) were 0.68% of total originated and acquired loans at June 30, 2018, compared to 0.69% at December 31, 2017. Non-performing assets to total loans and OREO totaled 1.58% at June 30, 2018 compared to 0.99% at December 31, 2017. Excluding OREO transferred from 310-30 loans, non-performing assets to total loans and OREO totaled 0.82% at June 30, 2018.

•

Provision for loan losses on originated and acquired loans totaled $1.7 million during the six months ended June 30, 2018, compared to $5.9 million during the same period prior year. The current period provision was recorded to support the increase in originated loans.

Client deposit funded balance sheet

•

Total deposits averaged $4.6 billion during the six months ended June 30, 2018, increasing $750.3 million, or 19.3%, compared to the same period prior year. The increase was driven by $730 million in total deposits added on January 1, 2018 from the Peoples acquisition, coupled with transaction deposit growth, partially offset by the sale of four banking centers in the second quarter of 2017.

•

Average transaction deposits totaled $3.5 billion during the six months ended June 30, 2018, increasing $760.6 million, or 27.9%, from the same period prior year, due to organic growth and the Peoples acquisition.

•	Time deposits averaged $1.2 billion during the six months ended June 30, 2018, decreasing $10.3 million from the same period prior year.
•

The mix of transaction deposits to total deposits improved to 75.6% from 71.9% at December 31, 2017, due to the Peoples acquisition and our continued focus on developing long-term banking relationships.

•	Cost of deposits totaled 0.41% during the six months ended June 30, 2018, increasing 0.01% from the same period prior year.

Revenues

•	Fully taxable equivalent (FTE) net interest income totaled $99.2 million during the six months ended June 30, 2018 and increased $24.9 million, or 33.6%, compared to the same period prior year.
•

The FTE net interest margin widened 0.41% to 3.90% during the six months ended June 30, 2018 as the yield on earning assets increased 0.42%, led by a 0.43% increase in the originated portfolio yields due to short-term rate increases, partially offset by an increase in the cost of deposits of 0.01%.

•	Non-interest income totaled $37.4 million during the six months ended June 30, 2018, increasing $16.7 million from the same period prior year, primarily due to the Peoples acquisition.

Expenses

•

Non-interest expense totaled $102.0 million during the six months ended June 30, 2018, representing an increase of $34.0 million from same period prior year, driven by the Peoples acquisition. Included in the first six months of 2018 were $8.0 million of pre-tax acquisition costs.

•

Income tax expense totaled $4.5 million during the six months ended June 30, 2018, compared to $1.0 million during the same period prior year. The tax expense recorded for the six months ended June 30, 2018 and 2017 were lowered by a $1.2 million and $3.4 million tax benefit from stock compensation activity, respectively. The June 30, 2018 and 2017 effective tax rate was 14.8% and 5.1%, respectively. Adjusting for the stock compensation activity, the June 30, 2018 and 2017 adjusted effective tax rate was 18.6% and 23.5%, respectively.

Strong capital position

•

Capital ratios are strong as our capital position remains in excess of federal bank regulatory thresholds. As of June 30, 2018, our consolidated tier 1 leverage ratio was 9.9% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 12.6%.

•	At June 30, 2018, common book value per share was $21.49, while tangible common book value per share was $17.63 and $18.43 after consideration of the excess accretable yield value of $0.80 per share.
•	Since early 2013, we have repurchased 26.6 million shares, or 50.9% of then outstanding shares, at an attractive weighted average price of $20.03 per share.

Key Challenges

There are a number of significant challenges confronting us and our industry. In our short history, we primarily have acquired distressed financial institutions, and sought to rebuild them and implement operational efficiencies across the enterprise as a whole. We face continual challenges implementing our business strategy, including growing the assets, particularly loans, and deposits of our business amidst intense competition, raising interest rates from an extended low interest rate environment, adhering to changes in the regulatory environment and identifying and consummating disciplined merger and acquisition opportunities in a very competitive environment.

General economic conditions remained stable during the first six months of 2018. Residential real estate values remain strong in our markets and nationally, with many markets, including Denver, hitting new post-crisis highs. Commercial real estate property fundamentals also remain strong, with stable occupancy and increasing lease rates, along with cyclically low capitalization rates leading to increasing valuations. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

The agriculture industry is in the fourth year of depressed commodity prices. Our agriculture portfolio is only 5.1% of total loans and is well-diversified across crop and livestock types. We have maintained relationships with agriculture clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our originated and acquired loans outstanding portfolio at June 30, 2018 totaled $3.7 billion, representing an increase of $684.2 million, or 45.1% annualized compared to December 31, 2017, due to an increase of $452.9 million in loans acquired from the Peoples acquisition and an increase of $231.3 million in loan originations, partially offset by loan paydowns and payoffs during the six months ended June 30, 2018. Our 310-30 loans have produced higher yields than our originated and acquired loans, due to accretion of fair value adjustments. During the six months ended June 30, 2018, our weighted average rate on new loan fundings at the time of origination was 4.90% (fully taxable equivalent), compared to the six months ended June 30, 2018 weighted average yield of our total loan portfolio of 5.04% (fully taxable equivalent). Downward pressure on the yields of our total loan portfolio will continue to the extent that our originated and acquired loan portfolio does not provide sufficient yields to replace the high yields on the 310-30 loan portfolio as they pay down or pay off. Fully taxable equivalent net interest income reached an inflection point in the second quarter of 2017 and continued during the second quarter of 2018 as the yields and volumes of originated and acquired loans outpaced the decrease in higher yielding 310-30 loan balances. The inflection point was driven by both the strong new loan originations as well as the short-term market rate increases in 2017 and 2018. Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans.

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

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2018	2017	2017	2018	2017
Key Ratios(1)
Return on average assets	1.25%	(0.83)%	0.79%	0.93%	0.76%
Return on average tangible assets(2)	1.31%	(0.78)%	0.87%	0.99%	0.84%
Return on average tangible assets, adjusted(2)	1.33%	0.88%	0.89%	1.22%	0.85%
Return on average equity	10.75%	(7.26)%	6.78%	8.08%	6.50%
Return on average tangible common equity(2)	13.52%	(7.41)%	8.21%	10.29%	7.93%
Return on average tangible common equity, adjusted(2)	13.72%	8.41%	8.36%	12.71%	8.01%
Loans to deposits ratio (end of period)	82.60%	79.88%	80.05%	82.60%	80.05%
Non-interest bearing deposits to total deposits (end of period)	23.74%	22.68%	22.58%	23.74%	22.58%
Net interest margin(4)	3.86%	3.26%	3.42%	3.81%	3.37%
Net interest margin FTE(2)(4)(10)	3.95%	3.41%	3.55%	3.90%	3.49%
Interest rate spread FTE(5)(10)	3.80%	3.24%	3.41%	3.75%	3.36%
Yield on earning assets(3)	4.29%	3.70%	3.84%	4.23%	3.77%
Yield on earning assets FTE(2)(3)(10)	4.38%	3.84%	3.96%	4.31%	3.89%
Cost of interest bearing liabilities(3)	0.58%	0.60%	0.55%	0.56%	0.53%
Cost of deposits	0.42%	0.44%	0.40%	0.41%	0.40%
Non-interest income to total revenue FTE	27.93%	18.71%	23.80%	27.38%	21.76%
Non-interest expense to average assets	3.34%	2.79%	2.87%	3.66%	2.96%
Non-interest expense to average assets, adjusted	3.31%	2.58%	2.84%	3.38%	2.94%
Efficiency ratio FTE(2)(6)(10)	65.83%	69.08%	63.83%	73.75%	68.80%
Efficiency ratio FTE, adjusted for acquisition-related costs(2)(6)	65.31%	64.15%	63.24%	67.93%	68.48%

Originated and Acquired Loans Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.68%	0.69%	1.10%	0.68%	1.10%
Allowance for loan losses to total loans	0.86%	1.02%	1.18%	0.86%	1.18%
Allowance for loan losses to non-performing loans	124.94%	148.54%	107.28%	124.94%	107.28%
Net charge-offs (recoveries) to average loans(1)	0.03%	0.27%	(0.01)%	0.05%	0.00%

Total Loans Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.67%	0.66%	1.05%	0.67%	1.05%
Non-performing assets to total loans and OREO	1.58%	0.99%	1.51%	1.58%	1.51%
Allowance for loan losses to total loans	0.84%	0.98%	1.13%	0.84%	1.13%
Allowance for loan losses to non-performing loans	125.73%	148.88%	107.72%	125.73%	107.72%
Net charge-offs (recoveries) to average loans(1)	0.03%	0.26%	(0.01)%	0.05%	0.00%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation below.
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

(10)

Presented on a fully taxable equivalent basis using the statutory rate of 21%, 35% and 35% for the three months ended June 30, 2018, December 31, 2017 and June 30, 2017, respectively. The taxable equivalent adjustments included above are $1,099, $1,676 and $1,389 for the three months ended June 30, 2018, December 31, 2017 and June 30, 2017, respectively. The taxable equivalent adjustments included above are $2,162 and $2,658 for the six months ended June 20, 2018 and June 30, 2017, respectively.

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity,” "tangible common equity to tangible assets," “adjusted net income,” “adjusted earnings per share,” “adjusted non-interest expense to average assets,” “adjusted return on average tangible assets,” “adjusted return on average tangible common equity,” “adjusted efficiency ratio” and “fully taxable equivalent (“FTE”)” metrics are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles. We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on a FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

These non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with GAAP, and you should not rely on non-GAAP financial measures alone as measures of our performance. The non-GAAP financial measures we present may differ from non-GAAP financial measures used by our peers or other companies. We compensate for these limitations by providing the equivalent GAAP measures whenever we present the non-GAAP financial measures and by including a reconciliation of the impact of the components adjusted for in the non-GAAP financial measure so that both measures and the individual components may be considered when analyzing our performance.

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows.

Tangible Common Book Value Ratios

	June 30,	December 31,	June 30,
	2018	2017	2017
Total shareholders’ equity	$660,185	$532,407	$544,487
Less: goodwill and core deposit intangible assets, net	(125,805)	(61,237)	(63,840)
Add: deferred tax liability related to goodwill	6,869	10,873	10,098
Tangible common equity (non-GAAP)	$541,249	$482,043	$490,745

Total assets	$5,647,256	$4,843,465	$4,692,769
Less: goodwill and core deposit intangible assets, net	(125,805)	(61,237)	(63,840)
Add: deferred tax liability related to goodwill	6,869	10,873	10,098
Tangible assets (non-GAAP)	$5,528,320	$4,793,101	$4,639,027

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.69%	10.99%	11.60%
Less: impact of goodwill and core deposit intangible assets, net	(1.90)%	(0.93)%	(1.02)%
Tangible common equity to tangible assets (non-GAAP)	9.79%	10.06%	10.58%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$541,249	$482,043	$490,745
Divided by: ending shares outstanding	30,726,789	26,875,585	26,788,833
Tangible common book value per share (non-GAAP)	$17.61	$17.94	$18.32

Tangible common book value per share, excluding accumulated other comprehensive income (AOCI) calculations:
Tangible common equity (non-GAAP)	$541,249	$482,043	$490,745
Accumulated other comprehensive loss, net of tax	17,406	6,242	1,196
Tangible common book value, excluding AOCI, net of tax (non-GAAP)	558,655	488,285	491,941
Divided by: ending shares outstanding	30,726,789	26,875,585	26,788,833
Tangible common book value per share, excluding AOCI, net of tax (non-GAAP)	$18.18	$18.17	$18.36

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2018	2017	2017	2018	2017
Net income (loss)	$17,512	$(10,119)	$9,209	$25,977	$17,467
Add: impact of core deposit intangible amortization expense, after tax	496	752	836	993	1,671
Net income (loss) adjusted for impact of core deposit intangible amortization expense, after tax	$18,008	$(9,367)	$10,045	$26,970	$19,138

Average assets	$5,617,965	$4,845,738	$4,675,614	$5,616,831	$4,641,432
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(119,257)	(50,945)	(54,420)	(119,600)	(55,102)
Average tangible assets (non-GAAP)	$5,498,708	$4,794,793	$4,621,194	$5,497,231	$4,586,330

Average shareholders' equity	$653,630	$552,810	$545,167	$647,984	$541,563
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(119,257)	(50,945)	(54,420)	(119,600)	(55,102)
Average tangible common equity (non-GAAP)	$534,373	$501,865	$490,747	$528,384	$486,461

Return on average assets	1.25%	(0.83)%	0.79%	0.93%	0.76%
Return on average tangible assets (non-GAAP)	1.31%	(0.78)%	0.87%	0.99%	0.84%
Return on average equity	10.75%	(7.26)%	6.78%	8.08%	6.50%
Return on average tangible common equity (non-GAAP)	13.52%	(7.41)%	8.21%	10.29%	7.93%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2018	2017	2017	2018	2017
Interest income	$54,911	$41,889	$41,332	$107,702	$80,072
Add: impact of taxable equivalent adjustment	1,099	1,676	1,389	2,162	2,658
Interest income FTE (non-GAAP)	$56,010	$43,565	$42,721	$109,864	$82,730

Net interest income	$49,386	$36,913	$36,892	$97,033	$71,614
Add: impact of taxable equivalent adjustment	1,099	1,676	1,389	2,162	2,658
Net interest income FTE (non-GAAP)	$50,485	$38,589	$38,281	$99,195	$74,272

Average earning assets	$5,129,275	$4,495,651	$4,322,149	$5,134,907	$4,285,522
Yield on earning assets	4.29%	3.70%	3.84%	4.23%	3.77%
Yield on earning assets FTE (non-GAAP)	4.38%	3.84%	3.96%	4.31%	3.89%
Net interest margin	3.86%	3.26%	3.42%	3.81%	3.37%
Net interest margin FTE (non-GAAP)	3.95%	3.41%	3.55%	3.90%	3.49%

Adjusted Financial Results

	As of and for the three months ended			As of and for the six months ended
	June 30, 2018	December 31, 2017	June 30, 2017	June 30, 2018	June 30, 2017
Adjustments to net income (loss):
Net income (loss)	$17,512	$(10,119)	$9,209	$25,977	$17,467
Adjustments (non-GAAP)(1)	275	20,002	185	6,322	185
Adjusted net income (non-GAAP)	$17,787	$9,883	$9,394	32,299	$17,652

Adjustments to earnings (loss) per share:
Earnings (loss) per share	$0.56	$(0.37)	$0.33	$0.83	$0.63
Adjustments (non-GAAP)(1)	0.01	0.73	0.01	0.20	0.01
Adjusted earnings per share - diluted (non-GAAP)(1)	$0.57	$0.36	$0.34	$1.03	$0.64

Adjustments to return on average tangible assets:
Adjusted net income (non-GAAP)(1)	$17,787	$9,883	$9,394	$32,299	$17,652
Add: impact of core deposit intangible amortization expense, after tax	496	752	836	993	1,671
Net income adjusted for impact of core deposit intangible amortization expense, after tax(1)	18,283	10,635	10,229	33,292	19,323
Average tangible assets (non-GAAP)	5,498,708	4,794,793	4,621,194	5,497,231	4,586,330
Adjusted return on average tangible assets (non-GAAP)	1.33%	0.88%	0.89%	1.22%	0.85%

Adjustments to return on average tangible common equity:
Net income adjusted for impact of core deposit intangible amortization expense, after tax(1)	$18,283	$10,635	$10,229	$33,292	$19,323
Average tangible common equity (non-GAAP)	534,373	501,865	490,747	528,384	486,461
Adjusted return on average tangible common equity (non-GAAP)	13.72%	8.41%	8.36%	12.71%	8.01%

Adjustments to non-interest expense:
Non-interest expense	$46,763	$34,028	$33,439	$102,045	$68,044
Adjustments (non-GAAP)(1)	359	2,492	298	7,957	298
Adjusted non-interest expense (non-GAAP)	46,404	31,536	33,141	94,088	67,746
Non-interest expense to average assets, adjusted (non-GAAP)	3.31%	2.58%	2.84%	3.38%	2.94%

Adjustments to efficiency ratio
Efficiency ratio, FTE	65.83%	69.08%	63.83%	73.75%	68.80%
Adjustments (non-GAAP)(1)	359	2,492	298	7,957	298
Efficiency ratio FTE, adjusted for acquisition costs	65.31%	64.15%	63.24%	67.93%	68.48%

(1) Adjustments:
Non-interest expense adjustments:
Acquisition-related	$359	$2,001	$298	$7,957	298
Bonus accrual	—	491	—	—	—
Total pre-tax adjustments (non-GAAP)	359	2,492	298	7,957	298
Collective tax expense impact	(84)	(947)	(113)	(1,636)	(113)
Deferred tax asset re-measurement	—	18,457	—	—	—
Adjustments (non-GAAP)	$275	$20,002	$185	$6,321	$185

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

Financial Condition

Total assets increased to $5.7 billion at June 30, 2018 from $4.8 billion at December 31, 2017. Total loans were $3.8 billion at June 30, 2018 and grew $646.6 million from December 31, 2017, primarily driven by the Peoples acquisition. Originated loans grew 15.8%

annualized as strong growth in commercial loans of 32.1% annualized was partially offset by scheduled payoffs of non-owner occupied commercial real estate loans. The 310-30 loan portfolio declined $37.7 million, or 31.2%, from December 31, 2017. Cash and cash equivalents totaled $137.9 million and decreased $119.5 million, or 46.4%, from December 31, 2017 due to cash held for the Peoples acquisition at December 31, 2017 and cash used to fund loan growth. The investment securities portfolio increased $8.8 million, or 0.8%, to $1.1 billion at June 30, 2018, due to investments purchased during the period and the Peoples acquisition. OREO increased $25.0 million due to the transfer of one large acquired 310-30 problem loan to OREO as part of the asset resolution process. During the six months ended June 30, 2018, demand, savings, and money market deposits ("transaction deposits") increased $637.6 million, or 22.3%, driven by the Peoples acquisition. Time deposits increased $14.3 million, or 1.3%, due to the Peoples acquisition.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $856.8 million at June 30, 2018 and $855.3 million at December 31, 2017, an increase of $1.4 million due to investments purchased during the period and the Peoples acquisition. During the six months ended June 30, 2018 and 2017, maturities and pay downs of available-for-sale securities totaled $112.7 million and $115.3 million, respectively. Purchases of available-for-sale securities during the six months ended June 30, 2018 and 2017 totaled $42.2 million and $96.9 million, respectively.

Our available-for-sale investment securities portfolio is summarized as of the dates indicated:

	June 30, 2018				December 31, 2017
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$172,595	$171,255	20.0%	2.47%	$167,269	$168,648	19.8%	2.39%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	710,097	683,983	79.8%	2.06%	702,107	685,230	80.1%	1.93%
Municipal securities	1,054	1,044	0.1%	2.60%	1,054	1,048	0.1%	2.60%
Other securities	469	469	0.1%	0.00%	419	419	0.0%	0.00%
Total investment securities available-for-sale	$884,215	$856,751	100.0%	2.14%	$870,849	$855,345	100.0%	2.02%

As of June 30, 2018 and December 31, 2017, generally the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At June 30, 2018 and December 31, 2017, adjustable rate securities comprised 4.0% and 4.9%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.35% per annum and 2.18% per annum at June 30, 2018 and December 31, 2017, respectively.

The available-for-sale investment portfolio included $29.0 million and $18.2 million of gross unrealized losses at June 30, 2018 and December 31, 2017, respectively, which were partially offset by $1.5 million and $2.7 million of gross unrealized gains at June 30, 2018 and December 31, 2017, respectively. We believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

 Held-to-maturity

At June 30, 2018, we held $266.2 million of held-to-maturity investment securities, compared to $258.7 million at December 31, 2017, an increase of $7.5 million, or 2.9%. During the six months ended June 30, 2018 and 2017, maturities and pay downs of held-to-maturity securities totaled $32.2 million and $36.2 million, respectively. Purchases of held-to-maturity securities during the six months ended June 30, 2018 totaled $40.7 million. There were no purchases of held-to-maturity securities during the six months ended June 30, 2017.

Held-to-maturity investment securities are summarized as follows as of the date indicated:

	June 30, 2018				December 31, 2017
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$178,946	$175,471	67.2%	3.24%	$204,352	$204,048	79.0%	3.23%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	87,251	84,739	32.8%	2.29%	54,378	52,723	21.0%	1.66%
Total investment securities held-to-maturity	$266,197	$260,210	100.0%	2.93%	$258,730	$256,771	100.0%	2.90%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $260.2 million and $256.8 million, at June 30, 2018 and December 31, 2017, respectively, and included $6.0 million of net unrealized losses and $2.0 million of net unrealized losses for the respective periods.

Loans Overview

At June 30, 2018, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date. Beginning in the first quarter 2018, loans previously referred to as "non 310-30 loans" are referred to as "originated and acquired loans," which include originated loans and acquired loans not accounted for under ASC 310-30. No amounts were reclassified resulting from this change in terminology.

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

The table below shows the loan portfolio composition at the respective dates:

			June 30, 2018 vs.
			December 31, 2017
	June 30, 2018	December 31, 2017	% Change
Originated:
Commercial:
Commercial and industrial	$1,611,864	$1,375,028	17.2%
Owner-occupied commercial real estate	286,298	264,357	8.3%
Agriculture	188,185	135,397	39.0%
Energy	37,221	57,460	(35.2)%
Total commercial	2,123,568	1,832,242	15.9%
Commercial real estate non-owner occupied	411,953	464,121	(11.2)%
Residential real estate	625,940	633,578	(1.2)%
Consumer	23,235	23,398	(0.7)%
Total originated	3,184,696	2,953,339	7.8%

Acquired:
Commercial:
Commercial and industrial	68,509	994	6,792.3%
Owner-occupied commercial real estate	96,353	8,396	1,047.6%
Agriculture	6,611	3,498	89.0%
Total commercial	171,473	12,888	1,230.5%
Commercial real estate non-owner occupied	182,787	21,020	769.6%
Residential real estate	200,730	69,900	187.2%
Consumer	2,915	1,177	147.7%
Total acquired	557,905	104,985	431.4%

ASC 310-30 loans	82,954	120,623	(31.2)%
Total loans	$3,825,555	$3,178,947	20.3%

The table below shows the originated and acquired loans by loan segment at the respective dates:

			June 30, 2018 vs.
			December 31, 2017
	June 30, 2018	December 31, 2017	% Change
Commercial	$2,295,041	$1,845,130	24.4%
Commercial real estate non-owner occupied	594,740	485,141	22.6%
Residential real estate	826,670	703,478	17.5%
Consumer	26,150	24,575	6.4%
Total originated and acquired loans	$3,742,601	$3,058,324	22.4%

Our loan portfolio totaled $3.8 billion at June 30, 2018, increasing $646.6 million, or 20.3%, since December 31, 2017, driven by the Peoples acquisition and originations during the period. Originated loans grew 15.8% annualized as strong growth in commercial loans of 32.1% annualized was partially offset by scheduled payoffs of non-owner occupied commercial real estate loans. The acquired 310-30 loan portfolio declined $37.7 million, or 31.2%, from December 31, 2017, largely due to the transfer of one large acquired 310-30 problem loan transferred to OREO during the six months ended June 30, 2018 as part of the asset resolution process.

We have successfully generated new relationships with small to medium-sized businesses and consumers, experiencing particularly strong loan growth in our commercial and industrial portfolio, which at June 30, 2018, was comprised of diverse industry segments. These segments included government and municipal loans of $433.8 million, finance and financial services, primarily lender finance loans of $361.3 million, healthcare-related loans of $169.3 million, manufacturing-related loans of $112.2 million and a variety of smaller subcategories of commercial and industrial loans. Agriculture loans totaled $194.8 million and were 33.4% of the Company’s risk-based capital and 5.1% of total loans, and are well-diversified across crop and livestock types.

Originated and acquired non-owner occupied CRE loans were 101.8% of the Company’s risk-based capital, or 15.5% of total loans, and no specific property type comprised more than 5.0% of total loans. The Company maintains very little exposure to retail properties, comprising less than 2.4% of total loans. Multi-family loans totaled $63.5 million, or 1.7% of total loans as of June 30, 2018.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $972.4 million over the past twelve months, led by commercial loan originations of $737.2 million. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following table represents new loan originations during 2018 and 2017:

	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter
	2018	2018	2017	2017	2017
Commercial:
Commercial and industrial	$232,643	$123,984	$167,699	$73,917	$159,340
Owner occupied commercial real estate	19,009	23,576	8,937	32,787	6,899
Agriculture	38,220	25,873	14,050	3,335	16,696
Energy	(929)	(10,778)	(8,121)	(6,993)	9,120
Total commercial	288,943	162,655	182,565	103,046	192,055
Commercial real estate non-owner occupied	28,316	20,694	21,323	46,654	47,312
Residential real estate	30,259	21,698	25,995	28,471	26,979
Consumer	3,588	3,238	1,815	3,122	3,233
Total	$351,106	$208,285	$231,698	$181,293	$269,579

Included in originations are net fundings under revolving lines of credit of $151,888, $59,236, $65,686, $(12,804) and $68,305 as of the second quarter 2018, first quarter 2018, fourth quarter 2017, third quarter 2017 and second quarter 2017, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	June 30, 2018
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$158,074	$704,315	$819,010	$1,681,399
Owner occupied commercial real estate	41,826	129,639	226,522	397,987
Agriculture	20,362	148,250	32,900	201,512
Energy	888	36,333	—	37,221
Total commercial	221,150	1,018,537	1,078,432	2,318,119
Commercial real estate non-owner occupied	95,410	354,325	193,416	643,151
Residential real estate	28,992	65,310	743,733	838,035
Consumer	7,582	14,537	4,131	26,250
Total loans	$353,134	$1,452,709	$2,019,712	$3,825,555

	December 31, 2017
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$83,314	$551,567	$745,746	$1,380,627
Owner occupied commercial real estate	18,044	115,421	156,306	289,771
Agriculture	14,513	102,390	29,845	146,748
Energy	25,970	31,489	—	57,459
Total commercial	141,841	800,867	931,897	1,874,605
Commercial real estate non-owner occupied	118,980	316,242	127,827	563,049
Residential real estate	6,820	38,824	670,593	716,237
Consumer	5,909	15,014	4,133	25,056
Total loans	$273,550	$1,170,947	$1,734,450	$3,178,947

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of originated and acquired loans with maturities over one year is as follows at the dates indicated:

	June 30, 2018
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$789,282	3.57%	$733,397	4.57%	$1,522,679	4.05%
Owner occupied commercial real estate	152,144	4.10%	190,866	4.86%	343,010	4.79%
Agriculture	48,499	4.91%	126,581	4.79%	175,080	4.82%
Energy	50	4.49%	36,284	5.07%	36,334	5.07%
Total commercial	989,975	3.81%	1,087,128	4.66%	2,077,103	4.26%
Commercial real estate non-owner occupied	207,370	4.60%	298,992	4.78%	506,362	4.71%
Residential real estate	385,144	3.55%	412,947	4.41%	798,091	4.00%
Consumer	15,471	4.94%	3,097	5.19%	18,568	4.98%
Total loans with > 1 year maturity	$1,597,960	3.86%	$1,802,164	4.63%	$3,400,124	4.27%

	December 31, 2017
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$696,224	3.34%	$597,253	4.14%	$1,293,477	3.71%
Owner occupied commercial real estate	125,821	4.20%	133,408	4.26%	259,229	4.39%
Agriculture	35,605	4.70%	89,487	4.42%	125,092	4.50%
Energy	132	4.37%	31,357	4.57%	31,489	4.57%
Total commercial	857,782	3.57%	851,505	4.20%	1,709,287	3.89%
Commercial real estate non-owner occupied	161,846	4.42%	237,772	4.46%	399,618	4.44%
Residential real estate	372,104	3.40%	325,227	3.94%	697,331	3.65%
Consumer	15,883	4.68%	2,805	4.59%	18,688	4.67%
Total loans with > 1 year maturity	$1,407,615	3.64%	$1,417,309	4.19%	$2,824,924	3.91%

(1)

Included in commercial fixed rate loans are loans totaling $470,418 and $417,660 that have been swapped to variable rates at current market pricing at June 30, 2018 and December 31, 2017, respectively. Included in the commercial segment are tax exempt loans totaling $645,908 and $617,889 with a weighted average rate of 3.23% and 3.15% at June 30, 2018 and December 31, 2017, respectively.

Accretable Yield

At June 30, 2018, the accretable yield balance was $42.7 million compared to $46.6 million at December 31, 2017. We re-measure the expected cash flows quarterly for all 25 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. This re-measurement resulted in a net $6.4 million and $7.2 million reclassification from non-accretable difference to accretable yield during the six months ended June 30, 2018 and 2017, respectively.

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

	June 30, 2018	December 31, 2017
Remaining accretable yield on loans accounted for under ASC 310-30	$42,702	$46,568
Remaining accretable fair value mark on originated and acquired loans	9,806	1,771
Total remaining accretable yield and fair value mark	$52,508	$48,339

Asset Quality

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

In the event of borrower default, we may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying or restructuring a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such restructured loans are considered TDRs in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. Under this guidance, modifications to loans that fall within the scope of ASC 310-30 are not considered troubled debt restructurings, regardless of otherwise meeting the definition of a troubled debt restructuring. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the lower of the related loan balance or the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL and any subsequent declines in carrying value charged to impairments on OREO.

Non-performing Assets

Non-performing assets consist of non-accrual loans, TDRs on non-accrual, OREO and other repossessed assets.  Non-accrual loans and TDRs on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and six months ended June 30, 2018 was $0.4 million and $0.7 million, respectively, and $0.5 million and $1.0 million during the three and six months ended June 30, 2017, respectively.

All loans accounted for under ASC 310-30 were classified as performing assets at June 30, 2018, as the future cash flows on the loan pools were considered estimable. While individual loans making up the pools may be accounted for on a cost recovery basis, the cash flows on the loan pools are considered estimable and, therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loan pools accounted for under ASC 310-30.

On January 1, 2018, we completed the acquisition of Peoples, adding $542.7 million in loans to our consolidated statements of financial condition. As a result, originated and acquired special mention loans increased by $16.0 million from December 31, 2017 to June 30, 2018, with the additions from Peoples partially offset by upgrades within the agriculture sector. Originated and acquired substandard loans increased during the same period by $8.3 million, with the addition from Peoples partially offset by upgrades to pass within the multi-family sector, as well as paydowns of other substandard loans. Despite the increases in these categories from the acquisition of Peoples, the ratios of criticized loans and classified loans to total originated and acquired loans trended positively from March 31, 2018 to June 30, 2018. Additionally, the loans added for the Peoples acquisition included $4.7 million of non-accrual loans and $0.5 million of loans 90 days or more past due and still accruing interest as of January 1, 2018, which represented 0.9% and 0.1% of Peoples acquired loans as of that date, respectively.

The following table sets forth the non-performing assets as of the dates presented:

	June 30, 2018	December 31, 2017
Non-accrual loans:
Commercial:
Commercial and industrial	$4,507	$3,747
Owner occupied commercial real estate	6,188	3,336
Agriculture	1,534	2,003
Energy	—	—
Total commercial	12,229	9,086
Commercial real estate non-owner occupied	2,502	784
Residential real estate	6,900	3,846
Consumer	42	29
Total non-accrual loans, excluding restructured loans	21,673	13,745
Restructured loans on non-accrual:
Commercial:
Commercial and industrial	1,037	4,020
Owner occupied commercial real estate	292	143
Agriculture	574	—
Energy	796	1,645
Total commercial	2,699	5,808
Commercial real estate non-owner occupied	—	—
Residential real estate	1,263	1,336
Consumer	—	111
Total restructured loans on non-accrual	3,962	7,255
Total non-performing loans	25,635	21,000
OREO	35,469	10,491
Total non-performing assets	$61,104	$31,491
Loans 90 days or more past due and still accruing interest	$1,104	$150
Accruing restructured loans	$6,939	$8,461
ALL	$32,230	$31,264
Total non-performing loans to total loans	0.67%	0.66%
Loans 90 days or more past due and still accruing interest to total loans	0.03%	0.00%
Total non-performing assets to total loans and OREO	1.58%	0.99%
ALL to non-performing loans	125.73%	148.88%

During the six months ended June 30, 2018, total non-performing loans increased $4.6 million, or 22.1%, from December 31, 2017 due to acquired Peoples loans, partially offset by one previously identified commercial and industrial loan placed back on accrual during the first quarter of 2018 as well as paydowns during the period. During the six months ended June 30, 2018, accruing TDRs decreased $1.5 million primarily due to decreases in the commercial segment totaling $1.1 million.

The Peoples acquisition added $1.4 million of OREO at January 1, 2018. During the six months ended June 30, 2018, the Company transferred one large acquired 310-30 problem loan totaling $24.1 million from 310-30 loans to OREO as part of the asset resolution process. During the six months ended June 30, 2018, $0.5 million of OREO was sold resulting in a net loss of $0.1 million while OREO write-downs were immaterial. Total non-performing assets to total loans and OREO was 1.58% and 0.99% at June 30, 2018 and December 31, 2017, respectively. Included in this ratio at June 30, 2018 are acquired non-performing loans and OREO of 0.47% compared to 0.46% at December 31, 2017. Excluding OREO transferred from 310-30 loans, total non-performing assets to total loans and OREO was 0.82% at June 30, 2018.

Past Due Loans

Past due status is monitored as an indicator of credit deterioration. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Originated and acquired loans that are 90 days or more past due and are put on non-accrual status unless the loan is well secured and in the process of collection.

The table below shows the past due status of originated and acquired loans, based on contractual terms of the loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Loans 30-89 days past due and still accruing interest	$9,587	$3,681
Loans 90 days past due and still accruing interest	1,104	150
Non-accrual loans	25,635	21,000
Total past due and non-accrual loans	$36,326	$24,831
Total 90 days past due and still accruing interest and non-accrual loans to total originated and acquired loans	0.71%	0.69%
Total non-accrual loans to total originated and acquired loans	0.68%	0.69%

Loans 30-89 days past due and still accruing interest increased $5.9 million from December 31, 2017 to June 30, 2018, and loans 90 days or more past due and still accruing interest increased $1.0 million from December 31, 2017 to June 30, 2018, for a collective increase in total past due loans of $6.9 million, primarily due to the Peoples acquisition. Non-accrual loans increased $4.6 million at June 30, 2018 compared to December 31, 2017, further described within the Non-Performing Assets discussion of Management’s Discussion and Analysis. There were no ASC 310-30 loan pools past due or on non-accrual at June 30, 2018.

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

310-30 ALL

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the six months ended June 30, 2018 and 2017, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

During the three and six months ended June 30, 2018, loans accounted for under ASC 310-30 had $150 thousand and $191 thousand of provision, respectively. During the three and six months ended June 30, 2017, loans accounted for under ASC 310-30 had $78 thousand and $83 thousand of recoupment, respectively.

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

During the three and six months ended June 30, 2018, we recorded $1.7 million and $1.7 million, respectively, of provision for loan losses for originated and acquired loans, for general reserves on loan growth. Net charge-offs for originated and acquired loans during the three and six months ended June 30, 2018 totaled $0.3 million and $0.9 million. Specific reserves on impaired loans totaled $1.2 million and $1.5 million at June 30, 2018 and December 31, 2017, respectively.

During the three and six months ended June 30, 2017, we recorded $4.1 million and $5.9 million, respectively, of provision for loan losses for originated and acquired loans. The three months ended June 30, 2017 provision included specific reserves totaling $2.1 million on one commercial loan and general reserves on net loan growth. The six months ended June 30, 2017 provision included specific reserves totaling $3.4 million on one energy sector and one commercial sector loan. Net recoveries for originated and acquired loans during the three months ended June 30, 2017 totaled $84 thousand. Net charge-offs for originated and acquired loans during the six months ended June 30, 2017 totaled $35 thousand. Specific reserves on impaired loans totaled $6.2 million at June 30, 2017.

Total ALL

After considering the above-mentioned factors, we believe that the ALL of $32.2 million is adequate to cover probable losses inherent in the loan portfolio at June 30, 2018. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following table presents, by class stratification, the changes in the ALL during the three months ended June 30, 2018 and 2017:

	June 30, 2018			June 30, 2017
	Originated	ASC		Originated	ASC
	and acquired	310-30		and acquired	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$30,574	$112	$30,686	$30,630	$220	$30,850
Charge-offs:
Commercial	—	(61)	(61)	—	—	—
Commercial real estate non owner-occupied	(11)	—	(11)	—	—	—
Residential real estate	(90)	—	(90)	(2)	—	(2)
Consumer	(234)	—	(234)	(119)	—	(119)
Total charge-offs	(335)	(61)	(396)	(121)	—	(121)
Recoveries	67	—	67	205	—	205
Net (charge-offs) recoveries	(268)	(61)	(329)	84	—	84
Provision (recoupment) for loan loss	1,723	150	1,873	4,103	(78)	4,025
Ending allowance for loan losses	$32,029	$201	$32,230	$34,817	$142	$34,959
Ratio of annualized net charge-offs (recoveries) to average total loans during the period, respectively	0.03%	0.26%	0.03%	(0.01)%	0.00%	(0.01)%
Average total loans outstanding during the period	$3,675,956	$95,033	$3,770,989	$2,865,329	$136,662	$3,001,991

The following table presents, by class stratification, the changes in the ALL during the six months ended June 30, 2018 and 2017:

	June 30, 2018			June 30, 2017
	Originated	ASC		Originated	ASC
	and acquired	310-30		and acquired	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$31,193	$71	$31,264	$28,949	$225	$29,174
Charge-offs:
Commercial	(437)	(61)	(498)	(20)	—	(20)
Commercial real estate non-owner occupied	(11)	—	(11)	—	—	—
Residential real estate	(90)	—	(90)	(10)	—	(10)
Consumer	(513)	—	(513)	(301)	—	(301)
Total charge-offs	(1,051)	(61)	(1,112)	(331)	—	(331)
Recoveries	164	—	164	296	—	296
Net charge-offs	(887)	(61)	(948)	(35)	—	(35)
Provision (recoupment) for loan loss	1,723	191	1,914	5,903	(83)	5,820
Ending allowance for loan losses	$32,029	$201	$32,230	$34,817	$142	$34,959
Ratio of net charge-offs to average total loans during the period, respectively	0.05%	0.12%	0.05%	0.00%	0.00%	0.00%
Ratio of ALL to total loans outstanding at period end, respectively	0.86%	0.24%	0.84%	1.18%	0.11%	1.13%
Ratio of ALL to total non-performing loans at period end, respectively	124.94%	0.00%	125.73%	107.28%	0.00%	107.71%
Total loans	$3,742,601	$82,954	$3,825,555	$2,953,518	$134,427	$3,087,945
Average total loans outstanding during the period	$3,635,411	$105,176	$3,740,587	$2,801,467	$139,416	$2,940,883
Non-performing loans	$25,635	$—	$25,635	$32,455	$—	$32,455

The following tables present the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	June 30, 2018
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,318,119	60.6%	$23,570	73.2%
Commercial real estate non-owner occupied	643,151	16.8%	4,573	14.2%
Residential real estate	838,035	21.9%	3,781	11.7%
Consumer	26,250	0.7%	306	0.9%
Total	$3,825,555	100.0%	$32,230	100.0%

	December 31, 2017
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,874,605	59.0%	$21,385	68.4%
Commercial real estate non-owner occupied	563,049	17.7%	5,609	17.9%
Residential real estate	716,237	22.5%	3,965	12.7%
Consumer	25,056	0.8%	305	1.0%
Total	$3,178,947	100.0%	$31,264	100.0%

The ALL allocated to commercial loans increased to 73.2% at June 30, 2018 from 68.4% at December 31, 2017 due to the provision recorded during the period to support the increase in originated loans.

Other Assets

Significant components of other assets were as follows as of the dates indicated:

			Increase (decrease)
	June 30, 2018	December 31, 2017	Amount	% Change
Bank-owned life insurance	$65,274	$64,387	$887	1.4%
Deferred tax asset	34,345	35,630	(1,285)	-3.6%
Derivative asset	32,172	13,105	19,067	145.5%
Accrued interest on loans	15,520	11,784	3,736	31.7%
Accrued income taxes receivable	6,067	3,992	2,075	52.0%
Accrued interest on interest bearing bank deposits and investment securities	2,627	2,471	156	6.3%
Other miscellaneous assets	27,330	7,879	19,451	246.9%
Total other assets	$183,335	$139,248	$44,087	31.7%

Other assets totaled $183.3 million and $139.2 million at June 30, 2018 and December 31, 2017, respectively, representing an increase of $44.1 million, or 31.7%, during the six months ended June 30, 2018. Deferred tax asset decreased during the six months ended June 30, 2018 due to stock compensation activity. Derivative assets and accrued interest on loans increased during the six months ended June 30, 2018 due to higher volumes of loans related to the Peoples acquisition. Accrued income taxes receivable increased due to the Peoples acquisition and stock compensation activity. Included in other miscellaneous assets at June 30, 2018 is $10.0 million of restricted cash related to the Peoples acquisition for certain potential liabilities and $3.1 million of other assets acquired from Peoples. Refer to note 17 of our consolidated financial statements for further discussion of the derivative asset.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated:

			Increase (decrease)
	June 30, 2018	December 31, 2017	Amount	% Change
Pending loan purchase settlement	$20,144	$30,181	$(10,037)	(33.3)%
Accrued expenses	20,014	16,172	3,842	23.8%
Accrued interest payable	6,136	5,776	360	6.2%
Derivative liability	4,785	3,758	1,027	27.3%
Other miscellaneous liabilities	42,753	15,346	27,407	178.6%
Participant interest in OREO	—	688	(688)	100.0%
Total other liabilities	$93,832	$71,921	$21,911	30.5%

Other liabilities totaled $93.8 million and $71.9 million at June 30, 2018 and December 31, 2017, respectively, representing an increase of $21.9 million, or 30.5%, during the six months ended June 30, 2018. Pending loan purchase settlement decreased due to timing of loan settlements. Included in accrued expenses and accrued interest payable at June 30, 2018 is $3.5 million of expenses related to the Peoples acquisition. Included in other miscellaneous liabilities is a $10.0 million contingent liability related to the Peoples acquisition, a $4.0 million mortgage repurchase reserve and an increase in derivative collateral reserves of $11.3 million. Refer to note 17 and note 18 of our consolidated financial statements for further discussion of the derivative liability and mortgage repurchase reserve, respectively.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth.

The following table presents information regarding our deposit composition at June 30, 2018 and December 31, 2017:

					Increase (decrease)
	June 30, 2018		December 31, 2017		Amount	% Change
Non-interest bearing demand deposits	$1,099,601	23.7%	$902,439	22.7%	$197,162	21.8%
Interest bearing demand deposits	682,998	14.7%	474,607	11.9%	208,391	43.9%
Savings accounts	568,323	12.3%	472,852	11.9%	95,471	20.2%
Money market accounts	1,148,211	24.8%	1,011,611	25.4%	136,600	13.5%
Total transaction deposits	3,499,133	75.6%	2,861,509	71.9%	637,624	22.3%
Time deposits < $100,000	648,799	14.0%	637,789	16.0%	11,010	1.7%
Time deposits > $100,000	483,532	10.4%	480,261	12.1%	3,271	0.7%
Total time deposits	1,132,331	24.4%	1,118,050	28.1%	14,281	1.3%
Total deposits	$4,631,464	100.0%	$3,979,559	100.0%	$651,905	16.4%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of June 30, 2018:

June 30, 2018
Three months or less	$64,006
Over 3 months through 6 months	77,296
Over 6 months through 12 months	130,329
Thereafter	211,901
Total time deposits > $100,000	$483,532

Total deposits increased $651.9 million during the six months ended June 30, 2018, driven by the addition of $730 million in total deposits from the Peoples acquisition on January 1, 2018. The mix of transaction deposits (defined as total deposits less time deposits) to total deposits improved to 75.6% at June 30, 2018, from 71.9% at December 31, 2017, due to the Peoples acquisition and our continued focus on developing long-term banking relationships.

At June 30, 2018 and December 31, 2017, time deposits that were scheduled to mature within 12 months totaled $684.3 million and $684.6 million, respectively. Of the $684.3 million in time deposits scheduled to mature within 12 months at June 30, 2018, $271.7 million were in denominations of $100,000 or more, and $412.6 million were in denominations less than $100,000.

Other Borrowings

As of June 30, 2018 and December 31, 2017, the Company sold securities under agreements to repurchase totaling $73.4 million and $130.5 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $966.1 million. At June 30, 2018 and December 31, 2017, the Bank had $77.3 million and $129.1 million in term advances from the FHLB, respectively. The term advances have fixed rates between 1.55% - 2.33%, with maturity dates of 2018 - 2020.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges, bank card income, swap fee income, and gain on sale of mortgages, net. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, telecommunications data processing and marketing and business development. Any expenses related to the resolution of problem assets are also included in non-interest expense.

Overview of Results of Operations

We recorded net income of $17.5 million and $26.0 million, or $0.56 and $0.83 per diluted share, during the three and six months ended June 30, 2018, respectively, compared to net income of $9.2 million and $17.5 million, or $0.33 and $0.63 per diluted share, during the three and six months ended June 30, 2017, respectively. Fully taxable equivalent net interest income totaled $50.5 million and $99.2 million for the three and six months ended June 30, 2018, respectively, and increased $12.2 million and $24.9 million from the three and six months ended June 30, 2017, respectively.

Provision for loan loss expense on originated and acquired loans was $1.7 million and $1.7 million during the three and six months ended June 30, 2018, respectively, compared to $4.1 million and $5.9 million during the three and six months ended June 30, 2017, respectively, a decrease of $2.4 million and $4.2 million, respectively. Annualized net charge-offs on originated and acquired loans totaled 0.03% and 0.05% during the three and six months ended June 30, 2018, respectively, compared to net recoveries of 0.01% during the three months ended June 30, 2017 and net charge-offs of 0.00% during the six months ended June 30. 2017, respectively.

Non-interest income totaled $19.6 million and $37.4 million during the three and six months ended June 30, 2018, respectively, compared to $12.0 million and $20.7 million during the three and six months ended June 30, 2017, respectively, an increase of $7.6 million and $16.7 million, respectively. Organic growth and the addition of the Peoples client base drove a $1.3 million and $3.1 million increase in service charges and bank card interchange fees during the three and six months ended June 30, 2018, respectively. Mortgage banking income increased $8.3 million and $15.8 million during the three and six months ended June 30, 2018, respectively, due to increased volume from the Peoples acquisition.

Non-interest expense totaled $46.8 million and $102.0 million for the three and six months ended June 30, 2018, respectively, compared to $33.4 million and $68.0 million for the three and six months ended June 30, 2017, respectively, increasing from the prior periods due to the Peoples acquisition. Included in total non-interest expense for the three and six months ended June 30, 2018 were $0.4 million and $8.0 million of acquisition costs, respectively.

Income tax expense totaled $2.8 million and $4.5 million for the three and six months ended June 30, 2018, respectively, compared to an expense of $2.2 million and $0.9 million for the three and six months ended June 30, 2017, respectively. The tax expense recorded for the three and six months ended June 30, 2018 was lowered by a $0.8 million and $1.2 million tax benefit from stock compensation activity, respectively. The tax expense recorded for the three and six months ended June 30, 2017 was lowered by a $0.5 million and $3.4 million tax benefit from stock compensation activity, respectively. Without the discrete items related to stock compensation activity, the tax rates for the three and six months ended June 30, 2018 were 17.7% and 22.4%, respectively and compared to 23.9% and 23.5% for the three and six months ended June 30, 2017, respectively.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended June 30, 2018 and 2017:

	For the three months ended			For the three months ended
	June 30, 2018			June 30, 2017
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$3,079,727	$34,165	4.45%	$2,732,733	$27,481	4.03%
Acquired loans	596,229	8,687	5.84%	132,596	2,005	6.07%
ASC 310-30 loans	95,033	4,831	20.33%	136,662	6,180	18.09%
Loans held for sale	83,258	950	4.58%	6,691	134	8.03%
Investment securities available-for-sale	916,133	4,840	2.11%	906,738	4,358	1.92%
Investment securities held-to-maturity	276,141	1,970	2.85%	305,722	2,131	2.79%
Other securities	16,735	248	5.93%	15,657	218	5.57%
Interest earning deposits and securities purchased under agreements to resell	66,019	319	1.94%	85,350	214	1.01%
Total interest earning assets FTE(2)	$5,129,275	$56,010	4.38%	$4,322,149	$42,721	3.96%
Cash and due from banks	$95,823			$66,651
Other assets	424,288			318,429
Allowance for loan losses	(31,421)			(31,615)
Total assets	$5,617,965			$4,675,614
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,437,404	$1,929	0.32%	$1,871,814	$1,424	0.31%
Time deposits	1,138,924	2,935	1.03%	1,147,037	2,479	0.87%
Securities sold under agreements to repurchase	93,625	36	0.15%	85,022	40	0.19%
Federal Home Loan Bank advances	132,297	625	1.89%	130,795	497	1.52%
Total interest bearing liabilities	$3,802,250	$5,525	0.58%	$3,234,668	$4,440	0.55%
Demand deposits	$1,069,146			$858,299
Other liabilities	92,939			37,480
Total liabilities	4,964,335			4,130,447
Shareholders' equity	653,630			545,167
Total liabilities and shareholders' equity	$5,617,965			$4,675,614
Net interest income FTE(2)		$50,485			$38,281
Interest rate spread FTE(2)			3.80%			3.41%
Net interest earning assets	$1,327,025			$1,087,481
Net interest margin FTE(2)			3.95%			3.55%
Average transaction deposits	$3,506,550			$2,730,113
Average total deposits	$4,645,474			$3,877,150
Ratio of average interest earning assets to average interest bearing liabilities	134.90%			133.62%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% and 35% for the three months ended June 30, 2018 and 2017, respectively. The taxable equivalent adjustments included above are $1,099 and $1,389 for the three months ended June 30, 2018 and 2017, respectively.

(3)	Loan fees included in interest income totaled $1,599 and $1,098 for the three months ended June 30, 2018 and 2017, respectively.

Net interest income totaled $49.4 million and $36.9 million during the three months ended June 30, 2018 and 2017, respectively. Fully taxable equivalent net interest income totaled $50.5 million for the three months ended June 30, 2018, and increased $12.2 million, or 31.9%, from the three months ended June 30, 2017. The fully taxable equivalent net interest margin widened 0.40% to 3.95% as the yield on earning assets increased 0.42%, led by a 0.42% increase in the originated portfolio yields due to short-term rate increases, partially offset by an increase in the cost of deposits of 0.02%.

Average loans comprised $3.9 billion, or 75.1%, of total average interest earning assets during the three months ended June 30, 2018, compared to $3.0 billion, or 69.6%, during the three months ended June 30, 2017. The increase in average loan balances from the three months ended June 20, 2017 was driven by an increase of $463.6 million in acquired loans primarily from the Peoples acquisition and a $347.0 million increase in originated loans. The originated loan portfolio yield increased to 4.45% during the three months ended June 30, 2018, compared to 4.03% during the three months ended June 30, 2017, benefitting from higher yields on variable rate loans, primarily driven by the short-term market rate increases. The yield on the ASC 310-30 loan portfolio was 20.33% and 18.09% during the three months ended June 30, 2018 and 2017, respectively, increasing due to $0.4 million of accelerated accretion during the three months ended June 30, 2018.

Average investment securities comprised 23.2% and 28.1% of total interest earning assets during the three months ended June 30, 2018 and 2017, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations. Short-term investments, comprised of the interest earning deposits and securities purchased under agreements to resell, were 1.3% and 2.0% of interest earning assets during the three months ended June 30, 2018 and 2017, respectively.

Average balances of interest bearing liabilities increased $567.6 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The Peoples acquisition added $730 million in total deposits on January 1, 2018, coupled with transaction deposit growth, partially offset by the sale of four banking centers in the second quarter of 2017. Interest bearing demand, savings and money market deposits increased $565.6 million, securities sold under agreements to repurchase increased $8.6 million and Federal Home Loan Bank advances increased $1.5 million, offset by a decrease in time deposits of $8.1 million. Total interest expense related to interest bearing liabilities was $5.5 million and $4.4 million during the three months ended June 30, 2018 and 2017, respectively, at an average cost of 0.58% and 0.55% during the three months ended June 30, 2018 and 2017, respectively. Additionally, the cost of deposits increased two basis points to 0.42% during the three months ended June 30, 2018, compared to 0.40% during the three months ended June 30, 2017.

The table below presents the components of net interest income on a fully taxable equivalent basis for the six months ended June 30, 2018 and 2017:

	For the six months ended			For the six months ended
	June 30, 2018			June 30, 2017
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate

Interest earning assets:
Originated loans FTE(1)(2)(3)	$3,017,641	$65,619	4.39%	$2,663,528	$52,323	3.96%
Acquired loans	617,771	17,617	5.75%	137,939	4,179	6.11%
ASC 310-30 loans	105,176	10,224	19.44%	139,416	12,051	17.29%
Loans held for sale	68,888	1,516	4.44%	8,377	279	6.72%
Investment securities available-for-sale	925,693	9,615	2.08%	918,628	8,719	1.90%
Investment securities held-to-maturity	266,447	3,721	2.79%	315,015	4,383	2.78%
Other securities	16,405	492	6.00%	14,527	385	5.30%
Interest earning deposits and securities purchased under agreements to resell	116,886	1,060	1.83%	88,092	411	0.94%
Total interest earning assets FTE(2)	$5,134,907	$109,864	4.31%	$4,285,522	$82,730	3.89%
Cash and due from banks	$97,799			$66,875
Other assets	415,644			319,771
Allowance for loan losses	(31,519)			(30,736)
Total assets	$5,616,831			$4,641,432
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,422,976	$3,773	0.31%	$1,883,969	$2,791	0.30%
Time deposits	1,153,034	5,725	1.00%	1,163,338	4,900	0.85%
Securities sold under agreements to repurchase	112,875	86	0.15%	81,693	73	0.18%
Federal Home Loan Bank advances	124,036	1,085	1.76%	89,856	694	1.56%
Total interest bearing liabilities	$3,812,921	$10,669	0.56%	$3,218,856	$8,458	0.53%
Demand deposits	$1,063,416			$841,814
Other liabilities	92,510			39,199
Total liabilities	4,968,847			4,099,869
Stockholders' equity	647,984			541,563
Total liabilities and shareholders’ equity	$5,616,831			$4,641,432
Net interest income FTE(2)		$99,195			$74,272
Interest rate spread FTE(2)			3.75%			3.36%
Net interest earning assets	$1,321,986			$1,066,666
Net interest margin FTE(2)			3.90%			3.49%
Average transaction deposits	$3,486,392			$2,725,783
Average total deposits	$4,639,426			$3,889,121
Ratio of average interest earning assets to average interest bearing liabilities	134.67%			134.06%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% and 35% for the six months ended June 30, 2018 and 2017, respectively. The taxable equivalent adjustments included above are $2,162 and $2,658 for the six months ended June 30, 2018 and 2017, respectively.

(3)	Loan fees included in interest income totaled $3,387 and $1,943 for the six months ended June 30, 2018 and 2017, respectively.

Net interest income totaled $97.0 million and $71.6 million for the six months ended June 30, 2018 and 2017, respectively. Fully taxable equivalent net interest income totaled $99.2 million for the six months ended June 30, 2018 and increased $24.9 million, or 33.6%, from the six months ended June 30, 2017. The fully taxable equivalent net interest margin widened 0.41% to 3.90% as the yield on earnings assets increased 0.42%, led by a 0.43% increase in the originated portfolio yields due to short-term rate increases, partially offset by an increase in the cost of deposits of 0.01%.

Average loans comprised $3.8 billion, or 74.2%, of total average interest earning assets during the six months ended June 30, 2018, compared to $2.9 billion, or 68.8%, of total average interest earning assets during the six months ended June 30, 2017. The increase in average loan balances was driven by an increase of $479.8 million in acquired loans primarily from the Peoples acquisition and a $354.1 million increase in originated loans. The originated loan portfolio yield increased to 4.39% during the six months ended June 30, 2018, compared to 3.96% during the six months ended June 30, 2017, benefitting from higher yields in variable rate loans, primarily driven by the short-term market rate increases. The yield on the ASC 310-30 loan portfolio was 19.44% and 17.29% during the six months ended June 30, 2018 and 2017, respectively, increasing due to $1.2 million of accelerated accretion during the six months ended June 30, 2018.

Average investment securities comprised 23.2% and 28.8% of total interest earning assets during the six months ended June 30, 2018 and 2017, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations. Short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, were 2.3% and 2.1% of interest earning assets during the six months ended June 30, 2018 and 2017, respectively.

Average balances of interest bearing liabilities increased $594.1 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The Peoples acquisition added $730 million in total deposits on January 1, 2018, coupled with transaction deposit growth, partially offset by the sale of four banking centers in the second quarter of 2017. Interest-bearing demand, savings and money market deposits increased $539.0 million, Federal Home Loan Bank increased $34.2 million and securities sold under agreements to repurchase increased $31.2 million, offset by a decrease in time deposits of $10.3 million. Total interest expense related to interest bearing liabilities was $10.7 million and $8.5 million during the six months ended June 30, 2018 and 2017, respectively, at an average cost of 0.56% and 0.53% during the six months ended June 30, 2018 and 2017, respectively. Additionally, the cost of deposits increased one basis points to 0.41% during the six months ended June 30, 2018, compared to 0.40% during the six months ended June 30, 2017.

The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017:

	Three months ended June 30, 2018			Six months ended June 30, 2018
	compared to			compared to
	Three months ended June 30, 2017			Six months ended June 30, 2017
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$3,849	$2,835	$6,684	$7,700	$5,596	$13,296
Acquired loans	6,755	(73)	6,682	13,683	(245)	13,438
ASC 310-30 loans	(2,116)	767	(1,349)	(3,328)	1,501	(1,827)
Loans held for sale	874	(58)	816	1,332	(95)	1,237
Investment securities available-for-sale	50	432	482	73	823	896
Investment securities held-to-maturity	(211)	50	(161)	(678)	16	(662)
Other securities	16	14	30	56	51	107
Interest earning deposits and securities purchased under agreements to resell	(93)	198	105	261	388	649
Total interest income	$9,124	$4,165	$13,289	$19,099	$8,035	$27,134
Interest expense:
Interest bearing demand, savings and money market deposits	$448	$57	$505	$839	$143	$982
Time deposits	(21)	477	456	(51)	876	825
Securities sold under agreements to repurchase	3	(7)	(4)	24	(11)	13
Federal Home Loan Bank advances	7	121	128	299	92	391
Total interest expense	437	648	1,085	1,111	1,100	2,211
Net change in net interest income	$8,687	$3,517	$12,204	$17,988	$6,935	$24,923

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for the three and six months ended June 30, 2018 and 35% for the three and six months ended June 30, 2017. The taxable equivalent adjustments included above are $1,099 and $1,389 for the three months ended June 30, 2018 and 2017, respectively. The taxable equivalent adjustments included above are $2,162 and $2,658 for the six months ended June 30, 2018 and 2017, respectively.

(3)

Loan fees included in interest income totaled $1,599 and $1,098 for the three months ended June 30, 2018 and 2017, respectively. Loan fees included in interest income totaled $3,387 and $1,943 for the six months ended June 30, 2018 and 2017, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended				For the six months ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$1,069,145	0.00%	$858,299	0.00%	$1,063,416	0.00%	$841,814	0.00%
Interest bearing demand	695,884	0.12%	415,498	0.10%	679,612	0.13%	418,980	0.10%
Money market accounts	1,164,140	0.41%	1,029,480	0.38%	1,168,081	0.40%	1,056,922	0.38%
Savings accounts	577,381	0.37%	426,836	0.32%	575,283	0.37%	408,067	0.29%
Time deposits	1,138,924	1.03%	1,147,037	0.87%	1,153,034	1.00%	1,163,338	0.85%
Total average deposits	$4,645,474	0.42%	$3,877,150	0.40%	$4,639,426	0.41%	$3,889,121	0.40%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $9.8 million on acquired loans not accounted for under ASC 310-30 that were established at the time of acquisition. The Company recorded $9.8 million of purchase accounting marks on January 1, 2018 related to the Peoples acquisition. Refer to note 3 of our consolidated financial statements for further discussion of the acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.

Below is a summary of the provision for loan losses recorded in the consolidated statements of operations for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Provision (recoupment) for loans accounted for under ASC 310-30	$150	$(78)	$191	$(83)
Provision for loan losses on originated and acquired loans	1,723	4,103	1,723	5,903
Total provision for loan losses	$1,873	$4,025	$1,914	$5,820

Provision for loan loss expense was $1.9 million and $1.9 million during the three and six months ended June 30, 2018, respectively, compared to $4.0 million and $5.8 million during the three and six months ended June 30, 2017, respectively. To support loan growth, the Company recorded $1.7 million of provision for loan losses on originated and acquired loans during the three and six months ended June 30, 2018. Annualized net charge-offs on originated and acquired loans during the three and six months ended June 2018 were 0.03% and 0.05%, respectively, compared to net recoveries of 0.01% during the three months ended June 30, 2017 and net charge-offs of 0.00% during the six months ended June 30, 2017. The originated and acquired allowance for loan losses totaled 0.86% and 1.18% of originated and acquired loans at June 30, 2018 and 2017, respectively, and decreased as the acquired loans from the Peoples acquisition were recorded at fair value.

For the three and six months ended June 30, 2018, we recorded a provision of $150 thousand and $191 thousand, respectively, of provision for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. For the three and six months ended June 30, 2017, we recorded a recoupment of $78 thousand and $83 thousand, respectively, of provision for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flow.

Non-Interest Income

The table below details the components of non-interest income for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2018	2017	2018	2017	Amount	% Change	Amount	% Change
Service charges	$4,371	$3,546	$8,881	$6,872	$825	23.3%	$2,009	29.2%
Bank card fees	3,672	3,134	7,034	5,938	538	17.2%	1,096	18.5%
Mortgage banking income	8,911	594	16,882	1,048	8,317	1400.2%	15,834	1510.9%
Bank-owned life insurance income	446	472	898	942	(26)	(5.5)%	(44)	(4.7)%
Other non-interest income	1,711	4,124	2,862	5,538	(2,413)	(58.5)%	(2,676)	(48.3)%
OREO related income	451	86	841	314	365	424.4%	527	167.8%
Total non-interest income	$19,562	$11,956	$37,398	$20,652	$7,606	63.6%	$16,746	81.1%

Non-interest income totaled $19.6 million and $37.4 million for the three and six months ended June 30, 2018, respectively, compared to $12.0 million and $20.7 million for the three and six months ended June 30, 2017, respectively. Service charges represent various fees charged to clients for banking services, including fees such as non-sufficient (“NSF”) charges and service charges on deposit accounts. Organic growth and the addition of the Peoples client base drove a $1.3 million and $3.1 million increase in service charges and bank card interchange fees during the three and six months ended June 30, 2018, respectively. Mortgage banking income increased during the three and six months ended June 30, 2018 due to increased volume from the Peoples acquisition. Other non-interest income decreased during the three and six months ended June 30, 2018, primarily driven by a $2.9 million gain from banking center divestitures during the three months ended June 30, 2017.

OREO related income includes rental income and insurance proceeds received on OREO properties and write-ups to the fair value of collateral that exceed the loan balance at the time of foreclosure. During the three and six months ended June 30, 2018, this income increased $0.4 million and $0.5 million, respectively, compared to prior periods.

Non-Interest Expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2018	2017	2018	2017	Amount	% Change	Amount	% Change
Salaries and benefits	$29,123	$19,909	$59,795	$40,299	$9,214	46.3%	$19,496	48.4%
Occupancy and equipment	7,190	5,242	15,145	10,679	1,948	37.2%	4,466	41.8%
Telecommunications and data processing	2,101	1,552	6,467	3,139	549	35.4%	3,328	106.0%
Marketing and business development	1,237	545	2,461	1,196	692	127.0%	1,265	105.8%
FDIC deposit insurance	757	686	1,510	1,391	71	10.3%	119	8.6%
Bank card expense	1,097	896	3,233	1,779	201	22.4%	1,454	81.7%
Professional fees	738	1,270	3,557	1,686	(532)	(41.9)%	1,871	111.0%
Other non-interest expense	3,106	2,733	6,951	5,139	373	13.6%	1,812	35.3%
Problem asset workout	775	880	1,556	1,752	(105)	(11.9)%	(196)	(11.2)%
(Gain) loss on OREO sales, net	(14)	(1,644)	64	(1,756)	1,630	(99.1)%	1,820	(103.6)%
Core deposit intangible asset amortization	653	1,370	1,306	2,740	(717)	(52.3)%	(1,434)	(52.3)%
Total non-interest expense	$46,763	$33,439	$102,045	$68,044	$13,324	39.8%	$34,001	50.0%

Non-interest expense totaled $46.8 million and $102.0 million for the three and six months ended June 30, 2018, respectively, compared to $33.4 million and $68.0 million for the three and six months ended June 30, 2017, respectively, increasing from the prior periods due to the Peoples acquisition. Included in non-interest expense for the three and six months ended June 30, 2018 are $0.4 million and $8.0 million of acquisition costs, respectively. Problem asset workout expense and gain on OREO sales increased a combined $1.5 million and $1.6 million during the three and six months ended June 30, 2018, respectively, due to OREO gains in the prior periods. The core deposits intangible asset amortization decreased during the three and six months ended June 30, 2018 compared to prior periods, due to fully amortized core deposit intangibles from historic acquisitions.

Income taxes

Income tax expense attributable to income before income taxes was $2.8 million and $4.5 million for the three and six months ended June 30, 2018, respectively, compared to an expense of $2.2 million and $1.0 million for the three and six months ended June 30, 2017, respectively. The tax expense recorded for the three and six months ended June 30, 2018 was lowered by a $0.8 million and $1.2 million tax benefit from stock compensation activity, respectively. The tax expense recorded for the three and six months ended June 30, 2017 was lowered by a $0.5 million and $3.4 million tax benefit from stock compensation activity, respectively. Without the discrete items related to stock compensation activity, the tax rates for the three and six months ended June 30, 2018 were 17.7% and 18.6%, respectively and compared to 23.9% and 23.5% for the three and six months ended June 30, 2017, respectively. The quarterly effective tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. The Company forecasts the full year estimated effective tax rate in accordance with ASC 740; as a result, the relationship between pre-tax income and tax-exempt income within each reporting period can create fluctuations in the effective tax rate from period-to-period.

The Company has unvested stock-based compensation awards outstanding at June 30, 2018, including stock options, restricted stock and performance stock units. The strike prices for options range from $18.09 to $35.36, with a large portion of the awards having strike prices of $20.00. The option awards and restricted stock awards vest over a range of a 1-3 year period. The performance stock units cliff vest over 3 years and the number of shares issued is determined by the final performance results. Depending on the movement in our stock price, these stock-based compensation awards may create either an excess tax benefit or tax deficiency depending on the relationship between the fair value at the time of vesting or exercise and the estimated fair value recorded at the time of grant. As of June 30, 2018, the Company had $2.5 million of deferred tax assets related to stock-based compensation, $1.9 million of which is associated with executive officers still employed by the Company.

Additional information regarding income taxes can be found in note 16 of this Form 10-Q and 19 of our audited consolidated financial statements in our 2017 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Cash and due from banks	$137,417	$193,297
Cash segregated for Peoples acquisition	—	(36,189)
Unsegregated cash and due from banks	137,417	157,108
Interest bearing bank deposits	500	64,067
Unencumbered investment securities, at fair value	654,461	637,048
Total	$792,378	$858,223

Total on-balance sheet liquidity decreased $65.8 million at June 30, 2018 compared to December 31, 2017. The decrease was due to lower interest bearing bank deposits of $63.6 million and lower cash and due from banks of $19.7 million, partially offset by an increase of $17.4 million in unencumbered available-for-sale and held-to-maturity securities balances.

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

Our primary uses of funds are loan originations, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses, and dividend payments. For additional information regarding our operating, investing, and financing cash flows, see our consolidated statements of cash flows in the accompanying unaudited consolidated financial statements.

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At June 30, 2018, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.1 billion at June 30, 2018, inclusive of pre-tax net unrealized losses of $27.5 million on the available-for-sale securities portfolio and net unrealized losses of $6.0 million in our held-to-maturity securities portfolio at June 30, 2018. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of June 30, 2018, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of June 30, 2018, $684.3 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Through our membership with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. FHLB advances and lines of credit available totaled $1.2 billion, of which $188.3 million was used at June 30, 2018. We can obtain additional liquidity through FHLB advances if required. The Bank also has access to federal funds lines of credit with corresponding banks.

The Basel III Capital rules, effective January 1, 2015, changed the components of regulatory capital, changed the way in which risk ratings are assigned to various categories of bank assets, and defined a new Tier 1 common risk-based ratio. In addition, a capital conservation buffer requirement, designed to strengthen an institution’s financial resilience during economic cycles through the restriction of capital distributions and other payments, became effective in 2017 with full phase-in beginning January 1, 2019. When fully phased-in, the capital conservation buffer adds a 2.5% capital requirement above existing regulatory minimum ratios. Under the Basel III requirements, at June 30, 2018, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

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

On August 5, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to an additional $50.0 million of the Company’s common stock. The remaining authorization under this program as of June 30, 2018 was $12.6 million. During the three and six months ended June 30, 2018, we did not repurchase any shares of our common stock.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at June 30, 2018. During the six months ended June 30, 2018, we decreased our asset sensitivity as a result of the changes in beta assumptions for our interest bearing deposits. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2018 and December 31, 2017:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	June 30, 2018	December 31, 2017
200	7.25%	6.93%
100	3.70%	4.82%
(100)	(6.45)%	(7.75)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. Non-maturing deposit accounts have grown $637.6 million during the six months June 30, 2018, and totaled 75.6% of total deposits at June 30, 2018 compared to 71.9% at December 31, 2017. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of June 30, 2018 and December 31, 2017, we had loan commitments totaling $764.6 million and $680.8 million, respectively, and standby letters of credit that totaled $8.3 million and $7.2 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities, and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2018. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the addition of:

The value of our mortgage servicing rights can decline during periods of falling interest rates, and we may be required to take a charge against earnings for the decreased value.

A mortgage servicing right is the right to service a mortgage loan for a fee. We capitalize MSRs when we originate mortgage loans and retain the servicing rights after we sell the loans. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate our MSRs for impairment based on the difference between the carrying amount and fair value, and, if temporary impairment exists, we establish a valuation allowance through a charge that negatively affects our earnings.

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

Under U.S. GAAP, we are required to record loans acquired through acquisitions, including purchase credit impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Any discount, which is the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income over the weighted average remaining contractual life of the loans. Therefore, our net interest margins may initially increase due to the discount accretion. We expect the yields on the total loan portfolio will decline as our acquired loan portfolios pay down or mature and the corresponding accretion of the discount decreases. We expect downward pressure on our interest income to the extent that the runoff of our acquired loan portfolios is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

We have recorded goodwill as a result of acquisitions that can significantly affect our earnings if it becomes impaired.

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying value.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number
			Total number of	(or approximate dollar
			shares (or units)	value) of shares (or
	Total number	Average	purchased as part of	units) that may yet be
	of shares (or	price paid per	publicly announced	purchased under the
Period	units) purchased	share (or unit)	plans or programs	plans or programs (2)
April 1 - April 30, 2018(1)	31,119	$34.73	—	$12,562,825
May 1 - May 31, 2018(1)	17,283	37.38	—	12,562,825
June 1 - June 30, 2018(1)	4,972	40.23	—	12,562,825
Total	53,374	$36.10	—	$12,562,825

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On August 5, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $12,562,825 remained available for purchase at June 30, 2018.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed November 7, 2014)

10.1	Transition Agreement, dated May 2, 2018, by and between Brian F. Lilly and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on May 2, 2018)

10.2	Employment Agreement, dated May 2, 2018, by and between Aldis Birkans and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on May 2, 2018)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 9, 2018