Form 10-Q
period 2018-09-30
National Bank Holdings Corp
filed 2018-11-07
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	◻
		Emerging growth company	◻

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

As of November 5, 2018, the registrant had outstanding 30,768,683 shares of Class A voting common stock, each with $0.01 par value per share, excluding 143,695 shares of restricted Class A common stock issued but not yet vested.

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$110,959	$193,297
Interest bearing bank deposits	500	64,067
Cash and cash equivalents	111,459	257,364
Investment securities available-for-sale (at fair value)	796,549	855,345
Investment securities held-to-maturity (fair value of $242,370 and $256,771 at September 30, 2018 and December 31, 2017, respectively)	249,464	258,730
Non-marketable securities	16,975	15,030
Loans	3,905,311	3,178,947
Allowance for loan losses	(33,813)	(31,264)
Loans, net	3,871,498	3,147,683
Loans held for sale	80,506	4,629
Other real estate owned	35,135	10,491
Premises and equipment, net	110,824	93,708
Goodwill	115,027	59,630
Intangible assets, net	13,937	1,607
Other assets	183,730	139,248
Total assets	$5,585,104	$4,843,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$1,089,631	$902,439
Interest bearing demand deposits	675,213	474,607
Savings and money market	1,729,563	1,484,463
Time deposits	1,119,625	1,118,050
Total deposits	4,614,032	3,979,559
Securities sold under agreements to repurchase	55,695	130,463
Federal Home Loan Bank advances	144,540	129,115
Other liabilities	97,772	71,921
Total liabilities	4,912,039	4,311,058
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,498,943 and 51,518,162 shares issued; 30,759,595 and 26,875,585 shares outstanding at September 30, 2018 and December 31, 2017, respectively	515	515
Additional paid-in capital	1,013,314	970,668
Retained earnings	95,055	60,795
Treasury stock of 20,583,334 and 24,479,020 shares at September 30, 2018 and December 31, 2017, respectively, at cost	(415,605)	(493,329)
Accumulated other comprehensive loss, net of tax	(20,214)	(6,242)
Total shareholders’ equity	673,065	532,407
Total liabilities and shareholders’ equity	$5,585,104	$4,843,465

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and dividend income:
Interest and fees on loans	$49,181	$36,064	$141,994	$102,238
Interest and dividends on investment securities	6,289	6,005	19,625	19,108
Dividends on non-marketable securities	268	234	761	619
Interest on interest-bearing bank deposits	171	276	1,231	687
Total interest and dividend income	55,909	42,579	163,611	122,652
Interest expense:
Interest on deposits	5,451	4,068	14,950	11,759
Interest on borrowings	686	613	1,856	1,380
Total interest expense	6,137	4,681	16,806	13,139
Net interest income before provision for loan losses	49,772	37,898	146,805	109,513
Provision for loan losses	807	3,880	2,721	9,700
Net interest income after provision for loan losses	48,965	34,018	144,084	99,813
Non-interest income:
Service charges	4,592	3,585	13,473	10,458
Bank card fees	3,686	3,076	10,720	9,014
Mortgage banking income	7,819	668	24,701	1,716
Bank-owned life insurance income	463	475	1,361	1,417
Other non-interest income	1,429	1,611	4,290	7,149
OREO related income	72	136	913	449
Total non-interest income	18,061	9,551	55,458	30,203
Non-interest expense:
Salaries and benefits	28,127	19,363	87,910	59,662
Occupancy and equipment	6,925	5,208	22,070	15,887
Telecommunications and data processing	2,186	1,702	8,653	4,841
Marketing and business development	1,128	683	3,589	1,878
FDIC deposit insurance	401	715	1,911	2,106
Bank card expenses	1,258	971	4,491	2,751
Professional fees	1,117	754	4,686	2,441
Other non-interest expense	2,564	2,700	9,515	7,839
Problem asset workout	665	1,636	2,221	3,389
Gain on OREO sales, net	(450)	(497)	(386)	(2,254)
Core deposit intangible asset amortization	511	1,370	1,817	4,110
Total non-interest expense	44,432	34,605	146,477	102,650
Income before income taxes	22,594	8,964	53,065	27,366
Income tax expense	4,354	1,733	8,849	2,668
Net income	$18,240	$7,231	$44,216	$24,698
Income per share—basic	$0.59	$0.27	$1.44	$0.92
Income per share—diluted	$0.58	$0.26	$1.41	$0.89
Weighted average number of common shares outstanding:
Basic	30,869,683	26,947,821	30,700,977	26,902,128
Diluted	31,540,716	27,628,734	31,388,786	27,636,675

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$18,240	$7,231	$44,216	$24,698
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $786 and ($121) for the three months ended September 30, 2018 and 2017, respectively; and net of tax benefit (expense) of $3,776 and ($913) for the nine months ended September 30, 2018 and 2017, respectively	(2,499)	197	(11,471)	1,473
Less: amortization of net unrealized holding gains to income, net of tax benefit of $97 and $207 for the three months ended September 30, 2018 and 2017, respectively; and net of tax benefit of $270 and $642 for the nine months ended September 30, 2018 and 2017, respectively	(308)	(336)	(1,022)	(1,046)
Other comprehensive (loss) income	(2,807)	(139)	(12,493)	427
Comprehensive income	$15,433	$7,092	$31,723	$25,125

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2018 and 2017

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2016	$514	$984,087	$55,454	$(502,104)	$(1,762)	$536,189
Net income	—	—	24,698	—	—	24,698
Stock-based compensation	—	2,771	—	—	—	2,771
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $5,080, net	1	(12,898)	—	5,850	—	(7,047)
Cash dividends declared ($0.25 per share)	—	—	(6,794)	—	—	(6,794)
Warrant exercise	—	(1,933)	—	1,933	—	—
Other comprehensive income	—	—	—	—	427	427
Balance, September 30, 2017	$515	$972,027	$73,358	$(494,321)	$(1,335)	$550,244
Balance, December 31, 2017	$515	$970,668	$60,795	$(493,329)	$(6,242)	$532,407
Net income	—	—	44,216	—	—	44,216
Stock-based compensation	—	3,244	—	—	—	3,244
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $7,947, net	—	(2,841)	—	9,754	—	6,913
Reissuance of treasury stock of 3,398,477 shares for acquisition of Peoples, Inc.	—	42,243	—	67,970	—	110,213
Cash dividends declared ($0.37 per share)	—	—	(11,461)	—	—	(11,461)
Reclassification of certain tax effects from accumulated other comprehensive income(1)	—	—	1,479	—	(1,479)	—
Cumulative effect adjustment(2)	—	—	26	—	—	26
Other comprehensive loss	—	—	—	—	(12,493)	(12,493)
Balance, September 30, 2018	$515	$1,013,314	$95,055	$(415,605)	$(20,214)	$673,065

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$44,216	$24,698
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,721	9,700
Depreciation and amortization	8,908	9,862
Current income tax receivable	2,021	570
Deferred income taxes	5,271	2,116
Net excess tax benefit on stock-based compensation	(1,271)	(3,442)
Discount accretion, net of premium amortization on securities	2,292	1,953
Loan accretion	(18,192)	(18,936)
Gain on sale of mortgages, net	(22,109)	(1,716)
Origination of loans held for sale, net of repayments	(808,527)	(66,333)
Proceeds from sales of loans held for sale	809,419	75,619
Bank-owned life insurance income	(1,361)	(1,417)
Impairment on mortgage servicing rights	68	—
Originations of mortgage servicing rights	(25)	—
Gain on the sale of other real estate owned, net	(386)	(2,254)
Impairment on other real estate owned	220	766
(Loss) gain on sale of fixed assets	(2)	33
Gain from banking center divestitures	—	(2,886)
Stock-based compensation	3,244	2,771
Change in other assets	(19,712)	(2,299)
Change in other liabilities	16,275	9,917
Net cash provided by operating activities	23,070	38,722
Cash flows from investing activities:
Purchase of FHLB stock	(9,577)	(7,377)
Proceeds from redemption of FHLB stock	12,411	6,789
Proceeds from maturities of investment securities held-to-maturity	48,340	55,083
Proceeds from maturities of investment securities available-for-sale	168,773	171,326
Proceeds from sales of investment securities available-for-sale	33,517	—
Proceeds from sales of non-marketable securities	67	—
Purchase of investment securities held-to-maturity	(40,735)	—
Purchase of investment securities available-for-sale	(42,199)	(98,503)
Net increase in loans	(202,863)	(273,127)
Purchases of premises and equipment, net	(5,033)	(1,769)
Proceeds from sales of loans	713	33,813
Proceeds from sales of other real estate owned	1,694	5,580
Net cash activity from acquisition	68,984	—
Net cash provided by (used in) investing activities	34,092	(108,185)
Cash flows from financing activities:
Net (decrease) increase in deposits	(95,438)	80,579
(Decrease) increase in repurchase agreements	(74,768)	803
Advances from FHLB	573,994	263,129
FHLB payoffs	(592,395)	(172,679)
Issuance of stock under purchase and equity compensation plans	(2,139)	(7,125)
Proceeds from exercise of stock options	9,052	78
Payment of dividends	(11,373)	(6,898)
Net cash (used in) provided by financing activities	(193,067)	157,887
(Decrease) increase in cash, cash equivalents and restricted cash	(135,905)	88,424
Cash, cash equivalents and restricted cash at beginning of the year	257,364	152,736
Cash, cash equivalents and restricted cash at end of period	$121,459	$241,160
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$14,853	$11,437
Net tax refunds	$2,489	$33
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$24,919	$760
(Decrease) increase in loans purchased but not settled	$(11,195)	$6,554
Loans transferred from loans held for sale to loans	$1,038	$4,406
Treasury stock reissued for acquisition	$110,213	$—

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

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

Leases—In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. ASU 2016-02 will be effective for the Company on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the Financial Accounting Standards Board issued ASU 2018-11 which, among other things, provides an additional transition method that allows entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  We expect to elect to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The Company has reviewed all existing lease agreements for which the amended guidance is to be applied, and it does not expect the adoption of the new standard to have a material impact on its results of operations or balance sheet as a result of the recognition of right-to-use assets and lease liabilities related to operating leases. The most significant effects of the adoption of this guidance will be additional financial statement disclosures.

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

Reclassification of Certain Tax Effects—In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments eliminate the stranded tax effects that were created as a result of the reduction of historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted ASU 2018-02 in the first quarter of 2018, resulting in a $1.5 million reclassification from accumulated other comprehensive loss to retained earnings on the consolidated statements of financial condition and the consolidated statements of changes in shareholders’ equity.

Other Pronouncements—The Company early adopted ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (Subtopic 350-40) on a prospective basis with no material impact on its financial statements. The Company also adopted ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force, ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments and ASU 2017-05 Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) with no material impact on its financial statements.

The Company reviewed ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting and does not expect the adoption of these pronouncements to have a material impact on its financial statements.

Note 3 Acquisition Activities

On January 1, 2018, the Company completed its acquisition of Peoples, Inc. (“Peoples”), the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. Immediately following the completion of the acquisition, Peoples National Bank and Peoples Bank merged into NBH Bank. Pursuant to the merger agreement executed in June 2017, the Company paid $36.2 million of cash consideration and 3,398,477 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Peoples. Included in the cash consideration is $10.0 million of restricted cash placed in escrow for certain potential liabilities for which the Company is indemnified pursuant to the merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition at September 30, 2018. The transaction has a value of $146.4 million in the aggregate, based on the Company’s closing price of $32.43 on the acquisition date. Acquisition-related costs of $0.0 million and $8.0 million were included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2018. The financial results of Peoples are included in the financial results of the Company subsequent to the acquisition date.

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

The following pro forma information combines the historical results of Peoples and the Company. In accordance with the merger agreement, the Peoples national mortgage business was wound down prior to acquisition. Accordingly, the pro forma information excludes the results of the Peoples national mortgage business for prior periods presented. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. If the Peoples acquisition had been completed on January 1, 2017, pro forma total revenue for the Company would have been approximately $67.8 million and $69.0 million for the three months ended September 30, 2018 and 2017, respectively. Pro forma net income for the Company would have been approximately $18.2 million and $10.4 million for the three months ended September 30, 2018 and 2017, respectively. Pro forma basic and dilutive earnings per share for the Company would have been $0.59 and $0.58 for the three months ended September 30, 2018, respectively, and $0.34 and $0.34 for the three months ended September 30, 2017, respectively.

If the Peoples acquisition had been completed on January 1, 2017, pro forma total revenue for the Company would have been approximately $202.3 million and $201.0 million for the nine months ended September 30, 2018 and 2017, respectively. Pro forma net income for the Company would have been approximately $50.5 million and $32.0 million for the nine months ended September 30, 2018 and 2017, respectively. Pro forma basic and dilutive earnings per share for the Company would have been $1.65 and $1.61 for the nine months ended September 30, 2018, respectively, and $1.06 and $1.03 for the nine months ended September 30, 2017, respectively.

For the three and nine months ended September 30, 2018, the pro forma information reflects adjustments made to exclude acquisition-related expenses of the Company of $0.0 million and $8.0 million, respectively. For the three months ended September 30, 2017, the pro-forma information reflects adjustments made to exclude acquisition-related expenses of the Company of $0.4 million and include estimated amortization and accretion of purchase discounts and premiums of $0.2 million in addition to estimated amortization of acquired identifiable intangibles of $0.3 million. For the nine months ended September 30, 2017, the pro-forma information reflects adjustments made to exclude acquisition-related expenses of the Company of $0.7 million and include estimated amortization and accretion of purchase discounts and premiums of $0.7 million in addition to estimated amortization of acquired identifiable intangibles of $0.8 million. The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired Peoples during the periods presented.

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

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.0 billion at September 30, 2018 and included $0.8 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities. At December 31, 2017, investment securities totaled $1.1 billion and included $0.8 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities.

Available-for-sale

At September 30, 2018 and December 31, 2017, the Company held $796.5 million and $855.3 million of available-for-sale investment securities, respectively. Available-for-sale securities are summarized as follows as of the dates indicated:

	September 30, 2018
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$158,227	$1,176	$(3,090)	$156,313
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	667,864	8	(28,834)	639,038
Municipal securities	739	—	(10)	729
Other securities	469	—	—	469
Total investment securities available-for-sale	$827,299	$1,184	$(31,934)	$796,549

	December 31, 2017
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$167,269	$2,371	$(992)	$168,648
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	702,107	351	(17,228)	685,230
Municipal securities	1,054	—	(6)	1,048
Other securities	419	—	—	419
Total investment securities available-for-sale	$870,849	$2,722	$(18,226)	$855,345

At September 30, 2018 and December 31, 2017, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$76,124	$(1,947)	$36,292	$(1,142)	$112,416	$(3,089)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	289,627	(6,960)	345,438	(21,874)	635,065	(28,834)
Municipal securities	510	(10)	—	—	510	(10)
Total	$366,260	$(8,918)	$381,730	$(23,016)	$747,990	$(31,934)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$62,178	$(408)	$36,086	$(584)	$98,264	$(992)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	162,346	(830)	412,967	(16,398)	575,313	(17,228)
Municipal securities	514	(6)	—	—	514	(6)
Total	$225,038	$(1,244)	$449,053	$(16,982)	$674,091	$(18,226)

The unrealized losses in the Company's investment portfolio at September 30, 2018 were caused by changes in interest rates. The portfolio included 220 securities, having an aggregate fair value of $748.0 million, which were in an unrealized loss position at September 30, 2018, compared to 87 securities, with an aggregate fair value of $674.1 million at December 31, 2017.

Management evaluated all of the available for sale securities in an unrealized loss position at September 30, 2018 and December 31, 2017, and concluded no other-than-temporary impairment (“OTTI”) existed at September 30, 2018 or December 31, 2017. During the nine months ended September 30, 2018, the Company recorded a $0.2 million recovery included in other non-interest expense related to one security with an aggregate fair value of $0.3 million which had a previously incurred OTTI impairment of $0.2 million during the nine months ended September 30, 2017. The unrealized losses on the remaining securities in an unrealized loss position were caused by changes in interest rates. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase, and to secure borrowing capacity at the Federal Reserve Bank and FHLB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $294.5 million and $334.6 million at September 30, 2018 and at December 31, 2017, respectively.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.5 years and 3.4 years at September 30, 2018 and December 31, 2017, respectively. This estimate is based on assumptions and actual results may differ. At September 30, 2018 and December 31, 2017, the duration of the total available-for-sale investment portfolio was 3.1 years and 3.1 years, respectively.

As of September 30, 2018, municipal securities with an amortized cost and fair value of $0.2 million were due after one year through five years and municipal securities with an amortized cost and fair value of $0.5 million were due after five years through ten years. Other securities of $0.5 million as of September 30, 2018, have no stated contractual maturity date.

Held-to-maturity

At September 30, 2018 and December 31, 2017, the Company held $249.5 million and $258.7 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$166,955	$—	$(4,247)	$162,708
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	82,509	—	(2,847)	79,662
Total investment securities held-to-maturity	$249,464	$—	$(7,094)	$242,370

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$204,352	$151	$(455)	$204,048
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	54,378	—	(1,655)	52,723
Total investment securities held-to-maturity	$258,730	$151	$(2,110)	$256,771

The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$148,167	$(3,674)	$14,541	$(573)	$162,708	$(4,247)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	41,705	(686)	37,957	(2,161)	79,662	(2,847)
Total	$189,872	$(4,360)	$52,498	$(2,734)	$242,370	$(7,094)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$149,182	$(220)	$17,506	$(235)	$166,688	$(455)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	6,460	(65)	46,264	(1,590)	52,724	(1,655)
Total	$155,642	$(285)	$63,770	$(1,825)	$219,412	$(2,110)

The held-to-maturity portfolio included 52 securities, having an aggregate fair value of $242.4 million, which were in an unrealized loss position at September 30, 2018, compared to 36 securities, with a fair value of $219.4 million, at December 31, 2017.

The unrealized losses in the Company's investments at September 30, 2018 and December 31, 2017 were caused by changes in interest rates. Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at September 30, 2018 or December 31, 2017. The Company has no intention to sell these securities before the recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $166.9 million and $142.0 million at September 30, 2018 and December 31, 2017, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of September 30, 2018 and December 31, 2017 was 3.0 years and 3.1 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 2.8 years and 2.8 years as of September 30, 2018 and December 31, 2017, respectively.

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

The tables below show the loan portfolio composition including carrying value by segment of originated and acquired loans and loans accounted for under ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of the dates shown. The carrying value of originated and acquired loans is net of discounts, fees, costs and fair value marks of $11.4 million and $4.3 million as of September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018
	Originated and	ASC
	acquired loans	310-30 loans	Total loans	% of total
Commercial	$2,419,833	$22,258	$2,442,091	62.5%
Commercial real estate non-owner occupied	569,401	41,842	611,243	15.7%
Residential real estate	814,506	10,721	825,227	21.1%
Consumer	26,650	100	26,750	0.7%
Total	$3,830,390	$74,921	$3,905,311	100.0%

	December 31, 2017
	Originated and	ASC
	acquired loans	310-30 loans	Total loans	% of total
Commercial	$1,845,130	$29,475	$1,874,605	59.0%
Commercial real estate non-owner occupied	485,141	77,908	563,049	17.7%
Residential real estate	703,478	12,759	716,237	22.5%
Consumer	24,575	481	25,056	0.8%
Total	$3,058,324	$120,623	$3,178,947	100.0%

Delinquency for originated and acquired loans is shown in the following tables at September 30, 2018 and December 31, 2017:

	September 30, 2018
			Greater			Total	Loans > 90
	30-59	60-89	than 90			originated and	days past
	days past	days past	days past	Total past		acquired	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Originated and acquired loans:
Commercial:
Commercial and industrial	$4,003	$2,050	$4,983	$11,036	$1,743,570	$1,754,606	$148	$5,951
Owner occupied commercial real estate	—	302	2,759	3,061	405,640	408,701	—	7,027
Agriculture	—	150	706	856	213,050	213,906	—	773
Energy	—	—	848	848	41,772	42,620	—	848
Total commercial	4,003	2,502	9,296	15,801	2,404,032	2,419,833	148	14,599
Commercial real estate non-owner occupied:
Construction	—	127	1,081	1,208	91,718	92,926	—	1,081
Acquisition/development	—	—	17	17	22,322	22,339	—	130
Multifamily	—	—	—	—	76,090	76,090	—	—
Non-owner occupied	—	—	132	132	377,914	378,046	132	581
Total commercial real estate	—	127	1,230	1,357	568,044	569,401	132	1,792
Residential real estate:
Senior lien	1,184	1,197	1,833	4,214	713,616	717,830	280	7,181
Junior lien	582	66	105	753	95,923	96,676	—	841
Total residential real estate	1,766	1,263	1,938	4,967	809,539	814,506	280	8,022
Consumer	198	1	11	210	26,440	26,650	—	45
Total originated and acquired loans	$5,967	$3,893	$12,475	$22,335	$3,808,055	$3,830,390	$560	$24,458

	December 31, 2017
			Greater			Total	Loans > 90
	30-59	60-89	than 90			originated and	days past
	days past	days past	days past	Total past		acquired	due and	Non-
	due	due	due	due	Current	loans	still accruing	accrual
Originated and acquired loans:
Commercial:
Commercial and industrial	$554	$117	$1,389	$2,060	$1,373,962	$1,376,022	$150	$7,767
Owner occupied commercial real estate	696	—	1,983	2,679	270,074	272,753	—	3,478
Agriculture	585	—	701	1,286	137,609	138,895	—	2,003
Energy	—	—	1,645	1,645	55,815	57,460	—	1,645
Total commercial	1,835	117	5,718	7,670	1,837,460	1,845,130	150	14,893
Commercial real estate non-owner occupied:
Construction	—	—	179	179	107,502	107,681	—	179
Acquisition/development	1,097	—	—	1,097	13,318	14,415	—	—
Multifamily	—	—	—	—	26,947	26,947	—	—
Non-owner occupied	56	—	574	630	335,468	336,098	—	605
Total commercial real estate	1,153	—	753	1,906	483,235	485,141	—	784
Residential real estate:
Senior lien	1,167	885	1,396	3,448	643,034	646,482	—	4,724
Junior lien	233	91	41	365	56,631	56,996	—	459
Total residential real estate	1,400	976	1,437	3,813	699,665	703,478	—	5,183
Consumer	157	6	5	168	24,407	24,575	—	140
Total originated and acquired loans	$4,545	$1,099	$7,913	$13,557	$3,044,767	$3,058,324	$150	$21,000

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and therefore are not included in the tables above. Non-accrual loans include non-accrual loans and troubled debt restructurings on non-accrual status.  Non-accrual originated and acquired loans totaled $24.5 million at September 30, 2018, increasing $3.5 million, or 16.5% from December 31, 2017.

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

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,719,659	$9,052	$24,583	$1,312	$1,754,606
Owner occupied commercial real estate	369,711	27,267	11,639	84	408,701
Agriculture	210,243	2,765	865	33	213,906
Energy	41,772	—	848	—	42,620
Total commercial	2,341,385	39,084	37,935	1,429	2,419,833
Commercial real estate non-owner occupied:
Construction	90,907	811	1,208	—	92,926
Acquisition/development	22,209	—	130	—	22,339
Multifamily	76,090	—	—	—	76,090
Non-owner occupied	356,102	20,322	1,622	—	378,046
Total commercial real estate	545,308	21,133	2,960	—	569,401
Residential real estate:
Senior lien	706,386	3,604	7,840	—	717,830
Junior lien	95,258	414	1,004	—	96,676
Total residential real estate	801,644	4,018	8,844	—	814,506
Consumer	26,604	1	45	—	26,650
Total originated and acquired loans	$3,714,941	$64,236	$49,784	$1,429	$3,830,390
Loans accounted for under ASC 310-30:
Commercial	$18,182	$1,055	$3,021	$—	$22,258
Commercial real estate non-owner occupied	40,669	254	919	—	41,842
Residential real estate	8,284	932	1,501	—	10,717
Consumer	—	—	104	—	104
Total loans accounted for under ASC 310-30	$67,135	$2,241	$5,545	$—	$74,921
Total loans	$3,782,076	$66,477	$55,329	$1,429	$3,905,311

	December 31, 2017
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,349,116	$10,829	$14,824	$1,253	$1,376,022
Owner occupied commercial real estate	250,224	17,030	5,424	75	272,753
Agriculture	118,068	18,824	1,870	133	138,895
Energy	55,814	—	1,646	—	57,460
Total commercial	1,773,222	46,683	23,764	1,461	1,845,130
Commercial real estate non-owner occupied:
Construction	107,502	—	179	—	107,681
Acquisition/development	14,415	—	—	—	14,415
Multifamily	24,817	—	2,130	—	26,947
Non-owner occupied	333,225	1,396	1,477	—	336,098
Total commercial real estate	479,959	1,396	3,786	—	485,141
Residential real estate:
Senior lien	641,294	91	5,097	—	646,482
Junior lien	56,172	—	824	—	56,996
Total residential real estate	697,466	91	5,921	—	703,478
Consumer	24,432	1	142	—	24,575
Total originated and acquired loans	$2,975,079	$48,171	$33,613	$1,461	$3,058,324
Loans accounted for under ASC 310-30:
Commercial	$23,954	$1,070	$4,451	$—	$29,475
Commercial real estate non-owner occupied	50,537	883	26,488	—	77,908
Residential real estate	10,072	1,055	1,632	—	12,759
Consumer	327	9	145	—	481
Total loans accounted for under ASC 310-30	$84,890	$3,017	$32,716	$—	$120,623
Total loans	$3,059,969	$51,188	$66,329	$1,461	$3,178,947

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

At September 30, 2018 and December 31, 2017, the Company’s recorded investment in impaired loans were $34.6 million and $30.9 million, respectively, of which $7.8 million and $8.5 million, respectively, were accruing TDRs. Impaired loans at September 30, 2018 were primarily comprised of eight relationships totaling $15.1 million. Impaired loans had a collective related allowance for loan losses allocated to them of $1.5 million and $1.5 million at September 30, 2018 and December 31, 2017, respectively.

Additional information regarding impaired loans at September 30, 2018 and December 31, 2017 is set forth in the table below:

	September 30, 2018			December 31, 2017
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,214	$4,684	$—	$6,481	$5,055	$—
Owner occupied commercial real estate	7,709	7,229	—	4,186	3,934	—
Agriculture	1,508	1,260	—	1,502	1,245	—
Energy	7,072	2,356	—	8,661	3,861	—
Total commercial	22,503	15,529	—	20,830	14,095	—
Commercial real estate non-owner occupied:
Construction	1,308	1,081	—	215	179	—
Acquisition/development	380	130	—	—	—	—
Multifamily	—	—	—	29	29	—
Non-owner occupied	642	554	—	901	853	—
Total commercial real estate	2,330	1,765	—	1,145	1,061	—
Residential real estate:
Senior lien	3,339	3,041	—	333	309	—
Junior lien	381	314	—	—	—	—
Total residential real estate	3,720	3,355	—	333	309	—
Consumer	49	45	—	—	—	—
Total impaired loans with no related allowance recorded	$28,602	$20,694	$—	$22,308	$15,465	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$7,630	$5,009	$1,323	$7,919	$5,339	$1,329
Owner occupied commercial real estate	1,382	1,197	89	873	713	4
Agriculture	888	851	34	2,122	2,083	133
Energy	—	—	—	—	—	—
Total commercial	9,900	7,057	1,446	10,914	8,135	1,466
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	327	268	2	207	200	1
Total commercial real estate	327	268	2	207	200	1
Residential real estate:
Senior lien	6,173	5,309	28	6,481	5,753	24
Junior lien	1,366	1,250	8	1,295	1,179	8
Total residential real estate	7,539	6,559	36	7,776	6,932	32
Consumer	—	—	—	146	141	1
Total impaired loans with a related allowance recorded	$17,766	$13,884	$1,484	$19,043	$15,408	$1,500
Total impaired loans	$46,368	$34,578	$1,484	$41,351	$30,873	$1,500

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the three months ended
	September 30, 2018		September 30, 2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,518	$68	$4,272	$40
Owner occupied commercial real estate	7,278	17	2,069	19
Agriculture	1,259	—	1,349	—
Energy	2,044	15	7,960	116
Total commercial	15,099	100	15,650	175
Commercial real estate non-owner occupied:
Construction	1,081	—	—	—
Acquisition/development	590	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	559	—	871	5
Total commercial real estate	2,230	—	871	5
Residential real estate:
Senior lien	3,062	—	574	—
Junior lien	316	1	—	—
Total residential real estate	3,378	1	574	—
Consumer	12	—	—	—
Total impaired loans with no related allowance recorded	$20,719	$101	$17,095	$180
With a related allowance recorded:
Commercial:
Commercial and industrial	$5,015	$—	$3,692	$—
Owner occupied commercial real estate	1,205	5	2,456	5
Agriculture	853	1	896	1
Energy	—	—	—	—
Total commercial	7,073	6	7,044	6
Commercial real estate non-owner occupied:
Construction	—	—	190	—
Acquisition/development	—	—	—	—
Multifamily	—	—	30	—
Non-owner occupied	277	4	209	2
Total commercial real estate	277	4	429	2
Residential real estate:
Senior lien	5,351	17	6,334	20
Junior lien	1,250	16	1,409	12
Total residential real estate	6,601	33	7,743	32
Consumer	35	—	206	—
Total impaired loans with a related allowance recorded	$13,986	$44	$15,422	$40
Total impaired loans	$34,705	$145	$32,517	$220

	For the nine months ended
	September 30, 2018		September 30, 2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$5,206	$241	$5,802	$113
Owner occupied commercial real estate	7,415	52	2,116	60
Agriculture	1,259	6	1,470	—
Energy	2,080	52	9,035	116
Total Commercial	15,960	351	18,423	289
Commercial real estate non-owner occupied:
Construction	1,081	—	—	—
Acquisition/development	768	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	580	—	886	17
Total commercial real estate	2,429	—	886	17
Residential real estate:
Senior lien	3,118	—	585	—
Junior lien	323	1	—	—
Total residential real estate	3,441	1	585	—
Consumer	13	—	—	—
Total impaired loans with no related allowance recorded	$21,843	$352	$19,894	$306
With a related allowance recorded:
Commercial:
Commercial and industrial	$5,175	$—	$4,363	$—
Owner occupied commercial real estate	1,234	14	2,479	15
Agriculture	866	4	907	4
Energy	—	—	—	—
Total Commercial	7,275	18	7,749	19
Commercial real estate non-owner occupied:
Construction	—	—	190	—
Acquisition/development	—	—	—	—
Multifamily	—	—	31	1
Non-owner occupied	297	14	216	7
Total commercial real estate	297	14	437	8
Residential real estate:
Senior lien	5,503	43	6,494	60
Junior lien	1,273	35	1,444	36
Total residential real estate	6,776	78	7,938	96
Consumer	38	—	218	—
Total impaired loans with a related allowance recorded	$14,386	$109	$16,342	$123
Total impaired loans	$36,229	$461	$36,236	$429

Interest income recognized on impaired loans noted in the tables above primarily represents interest earned on accruing TDRs. Interest income recognized on impaired loans during the three months ended September 30, 2018 and 2017 was $0.1 million and $0.2 million, respectively. Interest income recognized on impaired loans during the nine months ended September 30, 2018 and 2017 was $0.5 million and $0.4 million, respectively.

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

During the nine months ended September 30, 2018, the Company restructured nine loans with a recorded investment of $0.8 million at September 30, 2018 to facilitate repayment. All of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The tables below provide additional information related to accruing TDRs at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$6,387	$6,477	$7,172	$3,343
Commercial real estate non-owner occupied	242	268	293	—
Residential real estate	1,141	1,177	1,148	12
Consumer	—	—	—	—
Total	$7,770	$7,922	$8,613	$3,355

	December 31, 2017
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$6,595	$7,308	$7,171	$2,041
Commercial real estate non-owner occupied	455	489	500	—
Residential real estate	1,409	1,461	1,420	2
Consumer	1	3	1	—
Total	$8,460	$9,261	$9,092	$2,043

The following table summarizes the Company’s carrying value of non-accrual TDRs as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Commercial	$2,088	$5,808
Commercial real estate non-owner occupied	—	—
Residential real estate	1,684	1,336
Consumer	—	111
Total non-accruing TDRs	$3,772	$7,255

At September 30, 2018 and December 31, 2017, the Company had $7.8 million and $8.5 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment.

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently. The Company had two TDRs that were modified within the past twelve months and had defaulted on its restructured terms during the three months ended September 30, 2018 totaling $0.2 million, and three TDRs that were modified within the past twelve months and had defaulted on their restructured terms during the nine months ended September 30, 2018 totaling $0.4 million. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. Non-accruing TDRs decreased $3.5 million from December 31, 2017 due to one commercial loan relationship placed on accrual during the period and paydowns. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDRs.

During the three and nine months ended September 30, 2017, the Company had one and four TDRs that had been modified within the past 12 months that defaulted on their restructured terms, respectively.

Loans accounted for under ASC 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically re-measured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the nine months ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Accretable yield beginning balance	$46,568	$60,476
Reclassification from non-accretable difference	10,070	9,697
Reclassification to non-accretable difference	(1,929)	(907)
Accretion	(15,009)	(17,718)
Accretable yield ending balance	$39,700	$51,548

Below is the composition of the net book value for loans accounted for under ASC 310-30 at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Contractual cash flows	$429,181	$489,892
Non-accretable difference	(314,560)	(322,701)
Accretable yield	(39,700)	(46,568)
Loans accounted for under ASC 310-30	$74,921	$120,623

Note 6 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses and recorded investment in loans as of and for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$23,582	$4,561	$3,781	$306	$32,230
Originated and acquired beginning balance	23,400	4,542	3,781	306	32,029
Charge-offs	—	—	(13)	(381)	(394)
Recoveries	1,097	—	2	71	1,170
Provision	606	(78)	(49)	322	801
Originated and acquired ending balance	25,103	4,464	3,721	318	33,606
ASC 310-30 beginning balance	182	19	—	—	201
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision (recoupment)	9	(3)	—	—	6
ASC 310-30 ending balance	191	16	—	—	207
Ending balance	$25,294	$4,480	$3,721	$318	$33,813

	Three months ended September 30, 2017
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$24,656	$5,934	$4,067	$302	$34,959
Originated and acquired beginning balance	24,656	5,800	4,067	294	34,817
Charge-offs	(8,618)	—	(16)	(209)	(8,843)
Recoveries	11	—	14	26	51
Provision	4,063	(280)	77	162	4,022
Originated and acquired ending balance	20,112	5,520	4,142	273	30,047
ASC 310-30 beginning balance	—	134	—	8	142
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
(Recoupment)	—	(134)	—	(8)	(142)
ASC 310-30 ending balance	—	—	—	—	—
Ending balance	$20,112	$5,520	$4,142	$273	$30,047

	Nine months ended September 30, 2018
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$21,385	$5,609	$3,965	$305	$31,264
Originated and acquired beginning balance	21,340	5,583	3,965	305	31,193
Charge-offs	(437)	(11)	(103)	(894)	(1,445)
Recoveries	1,152	—	8	174	1,334
Provision	3,048	(1,108)	(149)	733	2,524
Originated and acquired ending balance	25,103	4,464	3,721	318	33,606
ASC 310-30 beginning balance	45	26	—	—	71
Charge-offs	(61)	—	—	—	(61)
Recoveries	—	—	—	—	—
Provision (recoupment)	207	(10)	—	—	197
ASC 310-30 ending balance	191	16	—	—	207
Ending balance	$25,294	$4,480	$3,721	$318	$33,813
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$1,446	$2	$36	$—	$1,484
Originated and acquired loans collectively evaluated for impairment	23,657	4,462	3,685	318	32,122
ASC 310-30 loans	191	16	—	—	207
Total ending allowance balance	$25,294	$4,480	$3,721	$318	$33,813
Loans:
Originated and acquired loans individually evaluated for impairment	$22,585	$2,034	$4,319	$5,640	$34,578
Originated and acquired loans collectively evaluated for impairment	2,397,248	567,367	810,187	21,010	3,795,812
ASC 310-30 loans	22,258	41,842	10,721	100	74,921
Total loans	$2,442,091	$611,243	$825,227	$26,750	$3,905,311

	Nine months ended September 30, 2017
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$18,821	$5,642	$4,387	$324	$29,174
Originated and acquired beginning balance	18,821	5,422	4,387	319	28,949
Charge-offs	(8,638)	—	(26)	(510)	(9,174)
Recoveries	52	20	127	148	347
Provision (recoupment)	9,877	78	(346)	316	9,925
Originated and acquired ending balance	20,112	5,520	4,142	273	30,047
ASC 310-30 beginning balance	—	220	—	5	225
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Recoupment	—	(220)	—	(5)	(225)
ASC 310-30 ending balance	—	—	—	—	—
Ending balance	$20,112	$5,520	$4,142	$273	$30,047
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$914	$2	$195	$1	$1,112
Originated and acquired loans collectively evaluated for impairment	19,198	5,518	3,947	272	28,935
ASC 310-30 loans	—	—	—	—	—
Total ending allowance balance	$20,112	$5,520	$4,142	$273	$30,047
Loans:
Originated and acquired loans individually evaluated for impairment	$18,714	$1,291	$8,252	$202	$28,459
Originated and acquired loans collectively evaluated for impairment	1,757,294	480,565	702,702	25,927	2,966,488
ASC 310-30 loans	31,875	79,798	13,420	503	125,596
Total loans	$1,807,883	$561,654	$724,374	$26,632	$3,120,543

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

Net (recoveries) charge-offs on originated and acquired loans during the three and nine months ended September 30, 2018 were $(0.8) million and $0.1 million, respectively. Management's evaluation of credit quality resulted in a provision for originated and acquired loan losses of $0.8 million and $2.5 million during the three and nine months ended September 30, 2018, respectively. One large recovery of $1.1 million resulted in lower provision.

During the nine months ended September 30, 2018, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement resulted in a provision of $6 thousand and $197 thousand for the three and nine months ended September 30, 2018, respectively, driven by provision in the commercial segment.

Net charge-offs on originated and acquired loans during the three and nine months ended September 30, 2017 were $8.8 million and $8.8 million, respectively. Management’s evaluation of credit quality resulted in a provision for loan losses on the originated and acquired loans of $4.0 million and $9.9 million during the three and nine months ended September 30, 2017, respectively.

During the nine months ended September 30, 2017, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement resulted in a net recoupment of $142 thousand and $225 thousand for the three and nine months ended September 30, 2017, respectively.

Note 7 Other Real Estate Owned

A summary of the activity in the OREO balances during the nine months ended September 30, 2018 and 2017 is as follows:

	For the nine months ended September 30,
	2018	2017
Beginning balance	$10,491	$15,662
Acquired through acquisition	1,253	—
Transfers from loan portfolio, at fair value	24,919	760
Impairments	(220)	(766)
Sales	(1,308)	(3,326)
Ending balance	$35,135	$12,330

The Company transferred one large acquired 310-30 problem loan to OREO totaling $24.1 million during the second quarter of 2018 as part of its asset resolution process. OREO net gains of $0.4 million and net gains of $2.3 million were included in the consolidated statement of operations for the nine months ended September 30, 2018 and 2017, respectively.

Note 8 Goodwill and Intangible Assets

In connection with all of our acquisitions, the Company recorded goodwill of $115.0 million, core deposit intangible assets of $48.8 million and mortgage servicing rights of $4.3 million. In connection with the acquisition of Peoples completed in the first quarter of 2018, the Company recorded goodwill of $55.4 million, core deposit intangibles assets of $10.5 million and mortgage servicing rights of $4.3 million. The goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or nine months ended September 30, 2018 or the year ended December 31, 2017.

Mortgage servicing rights represent rights to service loans originated by the Company and sold to government sponsored enterprises including FHLMC, FNMA, GNMA and FHLB. Mortgage loans serviced for others were $404.5 million at September 30, 2018 and $0.0 million at December 31, 2017.

The gross carrying amount of the core deposit intangible and the associated accumulated amortization at September 30, 2018 and December 31, 2017, are presented as follows:

	September 30, 2018			December 31, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$38,567	$10,267	$38,357	$36,750	$1,607

Below are the changes in the mortgage servicing rights for the period presented:

For the nine months ended September 30,
2018
Beginning balance	$—
Acquired through acquisition	4,301
Originations	25
Impairment	(68)
Amortization	(588)
Ending balance	$3,670
Fair value of mortgage servicing rights	$4,351

The fair value of mortgage servicing rights was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.5% and the constant prepayment speed ranged from 9.9% to 13.3% for the September 30, 2018 valuation.

Mortgage servicing rights are evaluated for impairment and recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by type (FHLMC, FNMA, GNMA and FHLB) and interest rate. There was $0.1 million in impairment at September 30, 2018 included in mortgage banking income on the consolidated statements of operations.

The Company is amortizing the core deposit intangibles from acquisitions on a straight line basis over 7-10 years from the date of the respective acquisitions, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $0.5 million and $1.8 million during the three and nine months ended September 30, 2018, respectively, and $1.4 million and $4.1 million during the three and nine months ended September 30, 2017, respectively. The Company is amortizing the mortgage servicing rights in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company recognized mortgage servicing rights amortization expense of $0.2 million and $0.6 million during the three and nine months ended September 30, 2018.

The following table shows the estimated future amortization expense for the nine month periods ending below:

Periods ending September 30,	Amount
2019	$1,473
2020	1,379
2021	1,301
2022	1,193
2023	1,078

Note 9 Borrowings

The Company enters into repurchase agreements to facilitate the needs of its clients. As of September 30, 2018 and December 31, 2017, the Company sold securities under agreements to repurchase totaling $55.7 million and $130.5 million, respectively, and none were for periods longer than one day. The Company pledged mortgage-backed securities with a fair value of approximately $61.6 million and $136.1 million as of September 30, 2018 and December 31, 2017, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of September 30, 2018 and December 31, 2017, the Company had $4.2 million and $5.7 million of excess collateral pledged for repurchase agreements, respectively.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.0 billion at September 30, 2018. At September 30, 2018 and December 31, 2017 the Bank had $67.2 million and $0.0 million in line of credit advances from the FHLB, respectively, that mature within a day. At September 30, 2018 and December 31, 2017, the Bank had $77.3 million and $129.1 million in term advances from the FHLB, respectively. The term advances have fixed interest rates of 1.55% - 2.33%, with maturity dates of 2018 - 2020. The Bank had investment securities and loans pledged as collateral for FHLB advances. Investment securities pledged were $27.4 million at September 30, 2018 and $28.1 million at December 31, 2017. Loans pledged were $1.6 million at September 30, 2018 and $1.2 million at December 31, 2017. Interest expense related to FHLB advances totaled $0.6 million and $1.7 million for the three and nine months ended September 30, 2018, respectively, and $0.6 million and $1.3 million for the three and nine months ended September 30, 2017, respectively.

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

Under the Basel III requirements, at September 30, 2018 and December 31, 2017, the Company and the Bank met all capital requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	September 30, 2018
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.3%	$564,445	N/A	N/A	4.0%	$219,024
NBH Bank	9.1%	496,365	5.0%	$273,271	4.0%	218,617
Common equity tier 1 risk-based capital:
Consolidated	12.9%	$564,445	N/A	N/A	7.0%	$383,292
NBH Bank	11.4%	496,365	6.5%	$355,252	7.0%	382,580
Tier 1 risk-based capital ratio:
Consolidated	12.9%	$564,445	N/A	N/A	8.5%	$373,495
NBH Bank	11.4%	496,365	8.0%	$349,880	8.5%	371,748
Total risk-based capital ratio:
Consolidated	13.8%	$602,787	N/A	N/A	10.5%	$461,376
NBH Bank	12.2%	534,707	10.0%	$437,350	10.5%	459,218

	December 31, 2017
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.8%	$470,877	N/A	N/A	4.0%	$191,559
NBH Bank	8.1%	382,918	5.0%	$237,772	4.0%	190,217
Common equity tier 1 risk-based capital:
Consolidated	12.9%	$470,877	N/A	N/A	7.0%	$335,228
NBH Bank	10.6%	382,918	6.5%	$309,103	7.0%	332,881
Tier 1 risk-based capital ratio:
Consolidated	12.9%	$470,877	N/A	N/A	8.5%	$309,400
NBH Bank	10.6%	382,918	8.0%	$289,022	8.5%	307,086
Total risk-based capital ratio:
Consolidated	13.8%	$502,917	N/A	N/A	10.5%	$382,200
NBH Bank	11.5%	414,958	10.0%	$361,277	10.5%	379,341

(1)	As of the fully phased-in date of January 1, 2019, including the capital conservation buffer.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three and nine months ended September 30, 2018 and 2017.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Non-interest income
In-scope of Topic 606:
Service Charges and other fees	$5,145	$3,961	$15,328	$14,551
Bank card fees	3,686	3,076	10,720	9,014
Gain on banking center divestiture	—	—	—	2,942
Non-interest income (in-scope of Topic 606)	8,831	7,037	26,048	26,507
Non-interest income (out-of-scope of Topic 606)	9,230	2,514	29,410	3,696
Total non-interest income	$18,061	$9,551	$55,458	$30,203
Non-interest expense
In-scope of Topic 606:
Loss (gain) on OREO sales, net	(450)	(497)	64	(2,254)
Total revenue in-scope of Topic 606	$8,381	$6,540	$26,112	$24,253

Contract Balances

A contract asset balance occurs when an entity performs a service for a client before the client pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a client for which the entity has already received payment (or payment is due) from the client. The Company’s noninterest revenue streams are largely based on transactional activity or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any contract balances.

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

Stock options

The Company issued stock options during the nine months ended September 30, 2018 and 2017, which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest or have vested on a graded basis over 1-4 years of continuous service and have 7-10 year contractual terms.

The following table summarizes stock option activity for the nine months ended September 30, 2018:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2017	1,598,318	$20.62	4.07	$19,017
Granted	154,854	32.94
Exercised	(472,700)	19.88
Forfeited	(18,395)	28.76
Outstanding at September 30, 2018	1,262,077	$22.29	4.16	$19,389
Options exercisable at September 30, 2018	1,007,163	20.17	2.98	17,610
Options vested and expected to vest	1,234,860	22.07	4.05	19,243

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was $0.9 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.3 years.

Restricted stock awards

The Company issued time based restricted stock awards during the nine months ended September 30, 2018 and 2017. The restricted stock awards vest over a range of a 1 - 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

No market-based stock awards were granted during the nine months ended September 30, 2018 or September 30, 2017. During the nine months ended September 30, 2016, the Company granted market-based stock awards of 26,594 shares in accordance with the 2014 Plan. These shares have a five-year performance period and vest upon the later of the Company’s stock price achieving an established price goal during the performance period and the third anniversary of the date of grant. The $11.28 per share fair value of these awards was determined using a Monte Carlo Simulation at grant date. The market-based performance condition has been met for these awards and the total unrecognized compensation cost related to non-vested market-based stock awards totaled $0.1 million, and is expected to be recognized over a weighted average period of approximately 0.4 years.

Performance stock units

During the nine months ended September 30, 2018 and 2017, the Company granted 77,125 and 49,758 performance stock units in accordance with the 2014 Plan, respectively. These performance stock units granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (“EPS target”) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (“TSR target”), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit for awards granted during the nine months ended September 30, 2018 of the EPS target portion and the TSR target portion was $32.65 and $27.51, respectively.

The following table summarizes restricted stock and performance stock unit activity during the nine months ended September 30, 2018:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2017	163,557	$22.60	125,082	$23.90
Granted	88,671	33.64	77,125	30.38
Vested	(82,456)	22.76	—	—
Forfeited	(13,758)	29.24	(9,884)	26.11
Unvested at September 30, 2018	156,014	$28.21	192,323	$26.39

As of September 30, 2018, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $2.5 million and $3.6 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.2 years and 2.0 years, respectively. Expense related to non-vested restricted stock awards totaled $0.6 million and $0.6 million during the three months ended September 30, 2018 and 2017, respectively, and $1.6 million and $1.7 million during the nine months ended September 30, 2018 and 2017, respectively. Expense related to non-vested performance stock units totaled $0.4 million and $0.2 million during the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $0.6 million during the nine months ended September 30, 2018 and 2017, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and June 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 342,644 was available for issuance at September 30, 2018.

Under the ESPP, employees purchased 12,515 shares during the nine months ended September 30, 2018, respectively, and 11,178 shares during the nine months ended September 30, 2017, respectively.

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

Note 14 Common Stock

The Company had 30,759,595 and 26,875,585 shares of Class A common stock outstanding at September 30, 2018 and December 31, 2017, respectively. Additionally, the Company had 156,014 and 163,557 shares outstanding at September 30, 2018 and December 31, 2017, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On August 5, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million in either the open market or through privately negotiated transactions. The remaining authorization under this program as of September 30, 2018 was $12.6 million.

Note 15 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 30,759,595 and 26,802,964 shares of Class A common stock outstanding as of September 30, 2018 and 2017, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2018 and 2017.

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$18,240	$7,231	$44,216	$24,698
Less: income allocated to participating securities	(18)	(14)	(49)	(43)
Income allocated to common shareholders	$18,222	$7,217	$44,167	$24,655
Weighted average shares outstanding for basic earnings per common share	30,869,683	26,947,821	30,700,977	26,902,128
Dilutive effect of equity awards	671,033	680,913	687,809	723,304
Dilutive effect of warrants	—	—	—	11,243
Weighted average shares outstanding for diluted earnings per common share	31,540,716	27,628,734	31,388,786	27,636,675
Basic earnings per share	$0.59	$0.27	$1.44	$0.92
Diluted earnings per share	$0.58	$0.26	$1.41	$0.89

The Company had 1,262,077 and 1,661,140 outstanding stock options to purchase common stock at weighted average exercise prices of $22.29 and $20.62 per share at September 30, 2018 and 2017, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, 250,750 warrants were exercised in a non-cash transaction during the first quarter of 2017, representing the remaining outstanding warrants to purchase shares of the Company’s common stock. The warrants had an exercise price of $20.00. The Company had 348,337 and 372,252 unvested restricted shares and units issued as of September 30, 2018 and 2017, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 16 Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2018 was 19.3% and 16.7%, respectively, compared to 19.3% and 9.8% for the three and nine months ended September 30, 2017, calculated based on a full year forecast method. The tax expense recorded for the three and nine months ended September 30, 2018 was lowered by a $0.1 million and $1.3 million discrete tax benefit from stock compensation activity during the respective periods. Without the discrete benefits, the three and nine months ended September 30, 2018 effective tax rate was 19.8% and 19.1%, respectively. The tax expense recorded for the three and nine months ended September 30, 2017 was lowered by a $0.1 million and $3.4 million tax benefit from stock compensation activity. Without the discrete benefits, the three and nine months ended September 30, 2017 effective tax rate was 19.9% and 22.3%, respectively. The quarterly tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. See management’s discussion and analysis for further information.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2018 and December 31, 2017.

Information about the valuation methods used to measure fair value is provided in note 19.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	location	2018	2017	location	2018	2017
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$31,180	$10,489	Other liabilities	$—	$1,167
Total derivatives designated as hedging instruments		$31,180	$10,489		$—	$1,167

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$4,676	$2,483	Other liabilities	$4,659	$2,584
Interest rate lock commitments	Other assets	893	128	Other liabilities	150	—
Forward contracts	Other assets	357	5	Other liabilities	29	7
Total derivatives not designated as hedging instruments		$5,926	$2,616		$4,838	$2,591

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2018, the Company had interest rate swaps with a notional amount of $472.7 million, which were designated as fair value hedges of interest rate risk. These interest rate swaps were associated with $505.9 million of the Company’s fixed-rate loans, before a $(30.6) million fair value hedge adjustment in the carrying amount, included in loans receivable on the statements of financial condition. As of December 31, 2017, the Company had interest rate swaps with a notional amount of $417.7 million that were designated as fair value hedges.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2018, the Company had matched interest rate swap transactions with an aggregate notional amount of $188.5 million related to this program. As of December 31, 2017, the Company had matched interest rate swap transactions with an aggregate notional amount of $202.2 million related to this program.

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

The Company had interest rate lock commitments with a notional value of $84.0 million and forward contracts with a notional value of $128.0 million at September 30, 2018. At December 31, 2017, the Company had interest rate lock commitments with a notional value of $8.0 million and forward contracts with a notional value of $9.0 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
hedging relationships	derivatives	2018	2017	2018	2017
Interest rate products	Interest and fees on loans	$4,516	$—	$21,856	$—
Interest rate products	Other non-interest income	—	(128)	—	(2,233)
Total		$4,516	$(128)	$21,856	$(2,233)

	Location of gain (loss)	Amount of (loss) recognized in income on hedged items
	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
Hedged items	hedged items	2018	2017	2018	2017
Interest rate products	Interest and fees on loans	$(4,719)	$—	$(21,983)	$—
Interest rate products	Other non-interest income	—	(283)	—	1,437
Total		$(4,719)	$(283)	$(21,983)	$1,437

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
as hedging instruments	derivatives	2018	2017	2018	2017
Interest rate products	Other non-interest expense	$5	$(75)	$(120)	$(155)
Interest rate lock commitments	Mortgage banking income	(811)	35	(952)	36
Forward contracts	Mortgage banking income	(425)	57	988	(73)
Total		$(1,231)	$17	$(84)	$(192)

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

As of September 30, 2018, the termination value of derivatives in a net liability position related to these agreements was $4.7 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of September 30, 2018, the Company had met these thresholds. If the Company had breached any of these provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.

Note 18 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At September 30, 2018 and December 31, 2017, the Company had loan commitments totaling $765.4 million and $680.8 million, respectively, and standby letters of credit that totaled $8.5 million and $7.2 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Commitments to fund loans	$203,029	$181,904
Unfunded commitments under lines of credit	562,359	498,857
Commercial and standby letters of credit	8,499	7,185
Total unfunded commitments	$773,887	$687,946

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. The Company recorded a repurchase reserve of $3.9 million at September 30, 2018, which is included in other liabilities on the consolidated statements of financial condition.

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

Note 19 Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For disclosure purposes, the Company groups its financial and non-financial assets and liabilities into three different levels based on the nature of the instrument and the availability and reliability of the information that is used to determine fair value. The three levels are defined as follows:

•	Level 1—Includes assets or liabilities in which the valuation methodologies are based on unadjusted quoted prices in active markets for identical assets or liabilities.
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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the nine months ended September 30, 2018 and 2017, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At September 30, 2018 and December 31, 2017, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$156,314	$—	$156,314
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	639,038	—	639,038
Municipal securities	—	510	—	510
Loans held for sale	—	80,506	—	80,506
Interest rate swap derivatives	—	35,856	—	35,856
Mortgage banking derivatives	—	—	1,250	1,250
Total assets at fair value	$—	$912,224	$1,250	$913,474
Liabilities:
Interest rate swap derivatives	$—	$4,659	$—	$4,659
Mortgage banking derivatives	—	—	179	179
Total liabilities at fair value	$—	$4,659	$179	$4,838

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$168,648	$—	$168,648
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	685,230	—	685,230
Municipal securities	—	829	—	829
Loans held for sale	—	4,629	—	4,629
Interest rate swap derivatives	—	12,972	—	12,972
Mortgage banking derivatives	—	—	133	133
Total assets at fair value	$—	$872,308	$133	$872,441
Liabilities:
Interest rate swap derivatives	$—	$3,751	$—	$3,751
Mortgage banking derivatives	—	—	7	7
Total liabilities at fair value	$—	$3,751	$7	$3,758

The table below details the changes in level 3 financial instruments during the nine months ended September 30, 2018:

Mortgage banking
derivatives, net
Balance at December 31, 2017	$126
Gain included in earnings, net	945
Balance at September 30, 2018	$1,071

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 0% - 25%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At September 30, 2018, the Company measured five originated and acquired loans at fair value on a non-recurring basis, with a carrying balance of $5.2 million and specific reserve balance of $1.4 million. At September 30, 2017, the Company measured seven originated and acquired loans at fair value on a non-recurring basis, with a carrying balance of $8.3 million and specific reserve balance of $1.1 million.

OREO is recorded at the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $220 thousand and $766 thousand of OREO impairments in its consolidated statements of operations during the nine months ended September 30, 2018 and 2017, respectively. The fair values of OREO properties are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.5% at September 30, 2018 and prepayment speed assumption ranges of 8.6% to 11.8% at September 30, 2018 as inputs. Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. There was a $0.1 million valuation allowance recorded at September 30, 2018. The inputs used to determine the fair values of mortgage servicing rights are considered level 3 inputs in the fair value hierarchy.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the nine months ended September 30, 2018 and 2017:

	September 30, 2018
	Total	Losses from fair value changes
Impaired loans	$34,578	$1,482
Other real estate owned	35,135	220
Mortgage servicing rights	3,670	68
Total	$73,383	$1,770

	September 30, 2017
	Total	Losses from fair value changes
Impaired loans	$28,459	$9,171
Other real estate owned	12,330	766
Total	$40,789	$9,937

The Company did not record any liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2018.

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

The fair value of financial instruments at September 30, 2018 and December 31, 2017 are set forth below:

	Level in fair value	September 30, 2018		December 31, 2017
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$111,459	$111,459	$257,364	$257,364
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	156,314	156,314	168,648	168,648
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	639,038	639,038	685,230	685,230
Municipal securities	Level 2	510	510	829	829
Municipal securities	Level 3	219	219	219	219
Other available-for-sale securities	Level 3	469	469	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	166,955	162,708	204,352	204,048
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	82,509	79,662	54,378	52,723
Non-marketable securities	Level 2	16,975	16,975	15,030	15,030
Loans receivable	Level 3	3,905,311	3,836,202	3,178,947	3,167,508
Loans held for sale	Level 2	80,506	80,506	4,629	4,629
Accrued interest receivable	Level 2	21,436	21,436	14,255	14,255
Interest rate swap derivatives	Level 2	35,856	35,856	12,972	12,972
Mortgage banking derivatives	Level 3	1,251	1,251	133	133
LIABILITIES
Deposit transaction accounts	Level 2	3,494,407	3,494,407	2,861,509	2,861,509
Time deposits	Level 2	1,119,625	1,104,620	1,118,050	1,108,733
Securities sold under agreements to repurchase	Level 2	55,695	55,695	130,463	130,463
Federal Home Loan Bank advances	Level 2	144,540	144,780	129,115	130,300
Accrued interest payable	Level 2	7,729	7,729	5,776	5,776
Interest rate swap derivatives	Level 2	4,659	4,659	3,751	3,751
Mortgage banking derivatives	Level 3	179	179	7	7

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2018, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2017, 2016 and 2015. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building strong banking relationships with small to medium-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We believe that our established presence in core markets that are outperforming national averages positions us well for growth opportunities. As of September 30, 2018, we had $5.6 billion in assets, $3.9 billion in loans, $4.6 billion in deposits and $0.7 billion in equity.

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

Increased profitability and returns

•

Net income was $44.2 million, or $1.41 per diluted share, for the nine months ended September 30, 2018 compared to net income of $24.7 million, or $0.89 per diluted share, for the same period in the prior year. Net income during the nine months ended September 30, 2018 included $6.3 million, after-tax, of expenses related to the acquisition of Peoples. Adjusting for these expenses, net income would have been $50.5 million, or $1.61 per diluted share.

•

The return on average tangible assets was 1.11% for the nine months ended September 30, 2018 compared to 0.79% for the same period in the prior year. Adjusting for Peoples acquisition expenses, the return on average tangible assets was 1.27% for the nine months ended September 30, 2018.

•

The return on average tangible common equity was 11.36% for the nine months ended September 30, 2018 compared to 7.41% for the same period prior year. Adjusting for Peoples acquisition expenses, the return on average tangible common equity was 12.94% for the nine months ended September 30, 2018.

Strategic execution

•	Completed the acquisition of Peoples on January 1, 2018.
•

Grew originated and acquired loans outstanding to $3.8 billion, an increase of $772.1 million, or 33.8% annualized, since December 31, 2017, driven by Peoples acquired loans and originated loan growth of 15.8% annualized.

•

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans, and all concentration levels remain well below our self-imposed limits.

•

Continued to build and deepen relationships with our clients, resulting in strong average deposit growth of $722.5 million since December 31, 2017, due to the Peoples acquisition and demand, savings, and money market deposit (“transaction deposits”) growth during the period.

•	Maintained strong expense management as the Company begins to realize benefits from the completed system conversions of the Peoples acquisition during 2018.

Loan portfolio

•	Total loans ended the quarter at $3.9 billion and increased $726.4 million, or 22.8%, since December 31, 2017, driven by the Peoples acquisition and loan originations during the period.
•

Originated loans grew 16.8% annualized, since December 31, 2017, due to strong growth in commercial loans of 31.1% annualized, offset partially by expected payoffs of non-owner occupied commercial real estate.

Credit quality

•

Credit quality remained strong, as non-performing originated and acquired loans (comprised of non-accrual loans and non-accrual TDRs) were 0.64% of total originated and acquired loans at September 30, 2018, compared to 0.69% at December 31, 2017. Non-performing assets to total loans and OREO totaled 1.51% at September 30, 2018 compared to 0.99% at December 31, 2017. Excluding OREO transferred from 310-30 loans, non-performing assets to total loans and OREO totaled 0.76% at September 30, 2018.

•

Provision for loan losses on originated and acquired loans totaled $2.5 million during the nine months ended September 30, 2018, compared to $9.9 million during the same period prior year. The current period provision was recorded to support the increase in originated loans and a decrease resulting from one large recovery of $1.1 million.

Client deposit funded balance sheet

•

Total deposits averaged $4.6 billion during the nine months ended September 30, 2018, increasing $757.3 million, or 19.5%, compared to the same period prior year. The increase was driven by $730 million in total deposits added on January 1, 2018 from the Peoples acquisition, coupled with transaction deposit growth, partially offset by the sale of four banking centers in the second quarter of 2017.

•

Average transaction deposits totaled $3.5 billion during the nine months ended September 30, 2018, increasing $765.8 million, or 28.1%, from the same period prior year, due to organic growth and the Peoples acquisition.

•

Time deposits averaged $1.1 billion during the nine months ended September 30, 2018, decreasing $8.5 million from the same period prior year. An increase from the Peoples acquisition was offset by a decrease from legacy accounts.

•

The mix of transaction deposits to total deposits improved to 75.7% from 71.9% at December 31, 2017, due to the Peoples acquisition and our continued focus on developing long-term banking relationships.

•	Cost of deposits totaled 0.43% during the nine months ended September 30, 2018, increasing 0.02% from the same period prior year.

Revenues

•	Fully taxable equivalent (FTE) net interest income totaled $150.1 million during the nine months ended September 30, 2018 and increased $36.4 million, or 32.0%, compared to the same period prior year.
•

The FTE net interest margin widened 0.39% to 3.92% during the nine months ended September 30, 2018 as the yield on earning assets increased 0.41%, led by a 0.40% increase in the originated portfolio yields due to short-term rate increases, partially offset by an increase in the cost of deposits of 0.02%.

•	Non-interest income totaled $55.5 million during the nine months ended September 30, 2018, increasing $25.3 million from the same period prior year, primarily due to the Peoples acquisition.

Expenses

•

Non-interest expense totaled $146.5 million during the nine months ended September 30, 2018, representing an increase of $43.8 million from same period prior year, driven by the Peoples acquisition. Included in the first nine months of 2018 were $8.0 million of pre-tax acquisition costs.

•

Income tax expense totaled $8.8 million during the nine months ended September 30, 2018, compared to $2.7 million during the same period prior year. The tax expense recorded for the nine months ended September 30, 2018 and 2017 were lowered by a $1.3 million and $3.4 million tax benefit from stock compensation activity, respectively. The September 30, 2018 and 2017 effective tax rate was 16.7% and 9.8%, respectively. Adjusting for the stock compensation activity, the September 30, 2018 and 2017 adjusted effective tax rate was 19.1% and 22.3%, respectively. The effective tax rate is lower compared to the prior year primarily due to the Tax Cuts and Jobs Act which, among other items, reduced the federal corporate tax rate to 21% effective January 1, 2018.

Strong capital position

•

Capital ratios are strong as our capital position remains in excess of federal bank regulatory thresholds. As of September 30, 2018, our consolidated tier 1 leverage ratio was 10.3% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 12.9%.

•

At September 30, 2018, common book value per share was $21.88, while tangible common book value per share was $18.04, or $18.80 after consideration of the excess accretable yield value of $0.76 per share.

•	Since early 2013, we have repurchased 26.6 million shares, or 50.9% of the outstanding shares, at an attractive weighted average price of $20.03 per share.

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

General economic conditions remained stable during the first nine months of 2018. Residential real estate values remain strong in our markets and nationally, with many markets, including Denver, hitting new post-crisis highs. Commercial real estate property fundamentals also remain strong, with stable occupancy and increasing lease rates, along with cyclically low capitalization rates leading to increasing valuations. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

The agriculture industry is in the fourth year of depressed commodity prices. Our agriculture portfolio is only 5.1% of total loans and is well-diversified across crop and livestock types. We have maintained relationships with agriculture clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our originated and acquired loans outstanding portfolio at September 30, 2018 totaled $3.8 billion, representing an increase of $772.0 million, or 33.8% annualized compared to December 31, 2017, due to an increase of $400.2 million in loans acquired from the Peoples acquisition and an increase of $371.8 million in loan originations, partially offset by originated loan paydowns and payoffs during the nine months ended September 30, 2018. Our 310-30 loans have produced higher yields than our originated and acquired loans, due to accretion of fair value adjustments. During the nine months ended September 30, 2018, our weighted average rate on new loan fundings at the time of origination was 4.8% (fully taxable equivalent), compared to the nine months ended September 30, 2018 weighted average yield of our originated loan portfolio of 4.4% (fully taxable equivalent). Fully taxable equivalent net interest income reached an inflection point in the second quarter of 2017 and continued during the third quarter of 2018 as the yields and volumes of originated and acquired loans outpaced the decrease in higher yielding 310-30 loan balances. The inflection point was driven by both the strong new loan originations as well as the short-term market rate increases in 2017 and 2018. Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans.

Continued regulation, impending new liquidity and capital constraints, and a continual need to bolster cybersecurity are adding costs and uncertainty to all U.S. banks and could affect profitability. Also, nontraditional participants in the market may offer increased competition as non-bank payment businesses are expanding into traditional banking products. While certain external factors are out of our control and may provide obstacles to our business strategy, we are prepared to deal with these challenges. We seek to remain flexible, yet methodical and proactive, in our strategic decision making so that we can quickly respond to market changes and the inherent challenges and opportunities that accompany such changes.

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

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2018	2017	2017	2018	2017
Key Ratios(1)
Return on average assets	1.30%	(0.83)%	0.61%	1.06%	0.71%
Return on average tangible assets(2)	1.35%	(0.78)%	0.69%	1.11%	0.79%
Return on average tangible assets, adjusted(2)	1.35%	0.88%	0.71%	1.27%	0.80%
Return on average equity	10.79%	(7.26)%	5.21%	9.02%	6.06%
Return on average tangible common equity(2)	13.39%	(7.41)%	6.43%	11.36%	7.41%
Return on average tangible common equity, adjusted(2)	13.39%	8.41%	6.62%	12.94%	7.53%
Loans to deposits ratio (end of period)	84.64%	79.88%	79.07%	84.64%	79.07%
Non-interest bearing deposits to total deposits (end of period)	23.62%	22.68%	23.08%	23.62%	23.08%
Net interest margin(4)	3.87%	3.26%	3.46%	3.83%	3.40%
Net interest margin FTE(2)(4)(10)	3.96%	3.41%	3.60%	3.92%	3.53%
Interest rate spread FTE(5)(10)	3.78%	3.24%	3.45%	3.76%	3.39%
Yield on earning assets(3)	4.35%	3.70%	3.89%	4.27%	3.81%
Yield on earning assets FTE(2)(3)(10)	4.43%	3.84%	4.03%	4.35%	3.94%
Cost of interest bearing liabilities(3)	0.65%	0.60%	0.58%	0.59%	0.54%
Cost of deposits	0.47%	0.44%	0.42%	0.43%	0.41%
Non-interest income to total revenue FTE	26.19%	18.71%	19.50%	26.98%	20.99%
Non-interest expense to average assets	3.16%	2.79%	2.93%	3.50%	2.95%
Non-interest expense to average assets, adjusted	3.16%	2.58%	2.89%	3.31%	2.93%
Efficiency ratio FTE(2)(6)(10)	63.69%	69.08%	67.87%	70.38%	68.48%
Efficiency ratio FTE, adjusted for acquisition-related costs(2)(6)(10)	63.69%	64.15%	67.07%	66.51%	68.00%

Originated and Acquired Loans Asset Quality Data(7)(8)(9)
Non-performing loans to total originated and acquired loans	0.64%	0.69%	0.64%	0.64%	0.64%
Allowance for loan losses to total originated and acquired loans	0.88%	1.02%	1.01%	0.88%	1.01%
Allowance for loan losses to non-performing loans	137.40%	148.54%	156.85%	137.40%	156.85%
Net (recoveries) charge-offs to average loans(1)	(0.08)%	0.27%	1.18%	0.00%	0.41%

Total Loans Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.63%	0.66%	0.61%	0.63%	0.61%
Non-performing assets to total loans and OREO	1.51%	0.99%	1.01%	1.51%	1.01%
Allowance for loan losses to total loans	0.87%	0.98%	0.96%	0.87%	0.96%
Allowance for loan losses to non-performing loans	138.25%	148.88%	156.85%	138.25%	156.85%
Net (recoveries) charge-offs to average loans(1)	(0.08)%	0.26%	1.13%	0.01%	0.39%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation below.
(3)

Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities are excluded from interest earning assets. Interest bearing liabilities include liabilities that must be paid interest.

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
(10)

Presented on a fully taxable equivalent basis using the statutory rate of 21%, 35% and 35% for the three months ended September 30, 2018, December 31, 2017 and September 30, 2017, respectively. The taxable equivalent adjustments included above are $1,126, $1,676 and $1,518 for the three months ended September 30, 2018, December 31, 2017 and September 30, 2017, respectively. The taxable equivalent adjustments included above are $3,288 and $4,176 for the nine months ended September 20, 2018 and September 30, 2017, respectively.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows.

Tangible Common Book Value Ratios

	September 30,	December 31,	September 30,
	2018	2017	2017
Total shareholders’ equity	$673,065	$532,407	$550,244
Less: goodwill and core deposit intangible assets, net	(125,294)	(61,237)	(62,470)
Add: deferred tax liability related to goodwill	7,098	10,873	10,485
Tangible common equity (non-GAAP)	$554,869	$482,043	$498,259

Total assets	$5,585,104	$4,843,465	$4,768,972
Less: goodwill and core deposit intangible assets, net	(125,294)	(61,237)	(62,470)
Add: deferred tax liability related to goodwill	7,098	10,873	10,485
Tangible assets (non-GAAP)	$5,466,908	$4,793,101	$4,716,987

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	12.05%	10.99%	11.54%
Less: impact of goodwill and core deposit intangible assets, net	(1.90)%	(0.93)%	(0.98)%
Tangible common equity to tangible assets (non-GAAP)	10.15%	10.06%	10.56%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$554,869	$482,043	$498,259
Divided by: ending shares outstanding	30,759,595	26,875,585	26,802,964
Tangible common book value per share (non-GAAP)	$18.04	$17.94	$18.59

Tangible common book value per share, excluding accumulated other comprehensive income (AOCI) calculations:
Tangible common equity (non-GAAP)	$554,869	$482,043	$498,259
Accumulated other comprehensive loss, net of tax	20,214	6,242	1,335
Tangible common book value, excluding AOCI, net of tax (non-GAAP)	575,083	488,285	499,594
Divided by: ending shares outstanding	30,759,595	26,875,585	26,802,964
Tangible common book value per share, excluding AOCI, net of tax (non-GAAP)	$18.70	$18.17	$18.64

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2018	2017	2017	2018	2017
Net income (loss)	$18,240	$(10,119)	$7,231	$44,216	$24,698
Add: impact of core deposit intangible amortization expense, after tax	388	752	836	1,381	2,507
Net income (loss) adjusted for impact of core deposit intangible amortization expense, after tax	$18,628	$(9,367)	$8,067	$45,597	$27,205

Average assets	$5,576,320	$4,845,738	$4,690,283	$5,603,179	$4,657,894
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(118,435)	(50,945)	(52,665)	(119,040)	(54,024)
Average tangible assets (non-GAAP)	$5,457,885	$4,794,793	$4,637,618	$5,484,139	$4,603,870

Average shareholders' equity	$670,515	$552,810	$550,758	$655,577	$544,662
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(118,435)	(50,945)	(52,665)	(119,040)	(54,024)
Average tangible common equity (non-GAAP)	$552,080	$501,865	$498,093	$536,537	$490,638

Return on average assets	1.30%	(0.83)%	0.61%	1.06%	0.71%
Return on average tangible assets (non-GAAP)	1.35%	(0.78)%	0.69%	1.11%	0.79%
Return on average equity	10.79%	(7.26)%	5.21%	9.02%	6.06%
Return on average tangible common equity (non-GAAP)	13.39%	(7.41)%	6.43%	11.36%	7.41%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2018	2017	2017	2018	2017
Interest income	$55,909	$41,889	$42,579	$163,611	$122,652
Add: impact of taxable equivalent adjustment	1,126	1,676	1,518	3,288	4,176
Interest income FTE (non-GAAP)	$57,035	$43,565	$44,097	$166,899	$126,828

Net interest income	$49,772	$36,913	$37,898	$146,805	$109,513
Add: impact of taxable equivalent adjustment	1,126	1,676	1,518	3,288	4,176
Net interest income FTE (non-GAAP)	$50,898	$38,589	$39,416	$150,093	$113,689

Average earning assets	$5,104,137	$4,495,651	$4,344,374	$5,124,538	$4,305,354
Yield on earning assets	4.35%	3.70%	3.89%	4.27%	3.81%
Yield on earning assets FTE (non-GAAP)	4.43%	3.84%	4.03%	4.35%	3.94%
Net interest margin	3.87%	3.26%	3.46%	3.83%	3.40%
Net interest margin FTE (non-GAAP)	3.96%	3.41%	3.60%	3.92%	3.53%

Adjusted Financial Results

	As of and for the three months ended			As of and for the nine months ended
	September 30, 2018	December 31, 2017	September 30, 2017	September 30, 2018	September 30, 2017
Adjustments to net income (loss):
Net income (loss)	$18,240	$(10,119)	$7,231	$44,216	$24,698
Adjustments (non-GAAP)(1)	—	20,002	245	6,321	432
Adjusted net income (non-GAAP)	$18,240	$9,883	$7,476	50,537	$25,130

Adjustments to earnings (loss) per share:
Earnings (loss) per share	$0.58	$(0.37)	$0.26	$1.41	$0.89
Adjustments (non-GAAP)(1)	—	0.73	0.01	0.20	0.02
Adjusted earnings per share - diluted (non-GAAP)(1)	$0.58	$0.36	$0.27	$1.61	$0.91

Adjustments to return on average tangible assets:
Adjusted net income (non-GAAP)(1)	$18,240	$9,883	$7,476	$50,537	$25,130
Add: impact of core deposit intangible amortization expense, after tax	388	752	836	1,381	2,507
Net income adjusted for impact of core deposit intangible amortization expense, after tax(1)	18,628	10,635	8,312	51,918	27,637
Average tangible assets (non-GAAP)	5,457,885	4,794,793	4,637,618	5,484,139	4,603,870
Adjusted return on average tangible assets (non-GAAP)	1.35%	0.88%	0.71%	1.27%	0.80%

Adjustments to return on average tangible common equity:
Net income adjusted for impact of core deposit intangible amortization expense, after tax(1)	$18,628	$10,635	$8,312	$51,918	$27,637
Average tangible common equity (non-GAAP)	552,080	501,865	498,093	536,537	490,638
Adjusted return on average tangible common equity (non-GAAP)	13.39%	8.41%	6.62%	12.94%	7.53%

Adjustments to non-interest expense:
Non-interest expense	$44,432	$34,028	$34,605	$146,477	$102,650
Adjustments (non-GAAP)(1)	—	2,492	392	7,957	690
Adjusted non-interest expense (non-GAAP)	44,432	31,536	34,213	138,520	101,960
Non-interest expense to average assets, adjusted (non-GAAP)	3.16%	2.58%	2.89%	3.31%	2.93%

Adjustments to efficiency ratio
Efficiency ratio, FTE	63.69%	69.08%	67.87%	70.38%	68.48%
Adjustments (non-GAAP)(1)	$—	$2,492	$392	$7,957	$690
Efficiency ratio FTE, adjusted for acquisition costs	63.69%	64.15%	67.07%	66.51%	68.00%

(1) Adjustments:
Non-interest expense adjustments:
Acquisition-related	$—	$2,001	$392	$7,957	690
Bonus accrual	—	491	—	—	—
Total pre-tax adjustments (non-GAAP)	—	2,492	392	7,957	690
Collective tax expense impact	—	(947)	(147)	(1,636)	(258)
Deferred tax asset re-measurement	—	18,457	—	—	—
Adjustments (non-GAAP)	$—	$20,002	$245	$6,321	$432

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

Financial Condition

Total assets increased to $5.6 billion at September 30, 2018 from $4.8 billion at December 31, 2017. Total loans were $3.9 billion at September 30, 2018 and grew $726.4 million from December 31, 2017, driven by the Peoples acquisition and originated loan growth.

Originated loans grew 16.8% annualized as strong growth in commercial loans of 31.1% annualized was partially offset by scheduled payoffs of non-owner occupied commercial real estate loans. The 310-30 loan portfolio declined $45.7 million, or 37.9%, from December 31, 2017. Cash and cash equivalents totaled $111.5 million and decreased $145.9 million, or 56.7%, from December 31, 2017 due to cash held for the Peoples acquisition at December 31, 2017 and cash used to fund loan growth. The investment securities portfolio decreased $68.1 million, or 6.1%, to $1.0 billion at September 30, 2018, due paydowns within the portfolio. OREO increased $24.6 million due to the transfer of one large acquired 310-30 problem loan to OREO as part of the asset resolution process. During the nine months ended September 30, 2018 transaction deposits increased $632.9 million, or 22.1%, driven by the Peoples acquisition. Time deposits increased $1.6 million, or 0.1%.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $796.5 million at September 30, 2018 and $855.3 million at December 31, 2017, a decrease of $58.8 million due to paydowns within the portfolio. During the nine months ended September 30, 2018 and 2017, maturities and pay downs of available-for-sale securities totaled $168.8 million and $171.3 million, respectively. Purchases of available-for-sale securities during the nine months ended September 30, 2018 and 2017 totaled $42.2 million and $98.5 million, respectively.

Our available-for-sale investment securities portfolio is summarized as of the dates indicated:

	September 30, 2018				December 31, 2017
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$158,227	$156,313	19.6%	2.53%	$167,269	$168,648	19.8%	2.39%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	667,864	639,038	80.2%	2.06%	702,107	685,230	80.1%	1.93%
Municipal securities	739	729	0.1%	3.71%	1,054	1,048	0.1%	2.60%
Other securities	469	469	0.1%	0.00%	419	419	0.0%	0.00%
Total investment securities available-for-sale	$827,299	$796,549	100.0%	2.15%	$870,849	$855,345	100.0%	2.02%

As of September 30, 2018 and December 31, 2017, generally the entire available-for-sale investment portfolio is backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At September 30, 2018 and December 31, 2017, adjustable rate securities comprised 3.9% and 4.9%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.37% per annum and 2.18% per annum at September 30, 2018 and December 31, 2017, respectively.

The available-for-sale investment portfolio included $31.9 million and $18.2 million of gross unrealized losses at September 30, 2018 and December 31, 2017, respectively, which were partially offset by $1.2 million and $2.7 million of gross unrealized gains at September 30, 2018 and December 31, 2017, respectively. We believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

 Held-to-maturity

At September 30, 2018, we held $249.5 million of held-to-maturity investment securities, compared to $258.7 million at December 31, 2017, a decrease of $9.3 million, or 3.6%. During the nine months ended September 30, 2018 and 2017, maturities and pay downs of held-to-maturity securities totaled $48.3 million and $55.1 million, respectively. Purchases of held-to-maturity securities during the nine months ended September 30, 2018 totaled $40.7 million. There were no purchases of held-to-maturity securities during the nine months ended September 30, 2017.

Held-to-maturity investment securities are summarized as follows as of the date indicated:

	September 30, 2018				December 31, 2017
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$166,955	$162,708	66.9%	3.25%	$204,352	$204,048	79.0%	3.23%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	82,509	79,662	33.1%	2.30%	54,378	52,723	21.0%	1.66%
Total investment securities held-to-maturity	$249,464	$242,370	100.0%	2.93%	$258,730	$256,771	100.0%	2.90%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $242.4 million and $256.8 million, at September 30, 2018 and December 31, 2017, respectively, and included $7.1 million of unrealized losses and $2.0 million of net unrealized losses for the respective periods.

Loans Overview

At September 30, 2018, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date. Beginning in the first quarter 2018, loans previously referred to as "non 310-30 loans" are referred to as "originated and acquired loans," which include originated loans and acquired loans not accounted for under ASC 310-30. No amounts were reclassified resulting from this change in terminology.

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

The table below shows the loan portfolio composition at the respective dates:

			September 30, 2018 vs.
			December 31, 2017
	September 30, 2018	December 31, 2017	% Change
Originated:
Commercial:
Commercial and industrial	$1,693,456	$1,375,028	23.2%
Owner-occupied commercial real estate	313,711	264,357	18.7%
Agriculture	207,990	135,397	53.6%
Energy	42,620	57,460	(25.8)%
Total commercial	2,257,777	1,832,242	23.2%
Commercial real estate non-owner occupied	407,786	464,121	(12.1)%
Residential real estate	635,360	633,578	0.3%
Consumer	24,246	23,398	3.6%
Total originated	3,325,169	2,953,339	12.6%

Acquired:
Commercial:
Commercial and industrial	61,150	994	6,051.9%
Owner-occupied commercial real estate	94,990	8,396	1,031.4%
Agriculture	5,916	3,498	69.1%
Total commercial	162,056	12,888	1,157.4%
Commercial real estate non-owner occupied	161,615	21,020	668.9%
Residential real estate	179,146	69,900	156.3%
Consumer	2,404	1,177	104.2%
Total acquired	505,221	104,985	381.2%

ASC 310-30 loans	74,921	120,623	(37.9)%
Total loans	$3,905,311	$3,178,947	22.8%

The table below shows the originated and acquired loans by loan segment at the respective dates:

			September 30, 2018 vs.
			December 31, 2017
	September 30, 2018	December 31, 2017	% Change
Commercial	$2,419,833	$1,845,130	31.1%
Commercial real estate non-owner occupied	569,401	485,141	17.4%
Residential real estate	814,506	703,478	15.8%
Consumer	26,650	24,575	8.4%
Total originated and acquired loans	$3,830,390	$3,058,324	25.2%

Our loan portfolio totaled $3.9 billion at September 30, 2018, increasing $726.4 million, or 22.8%, since December 31, 2017, driven by the Peoples acquisition and originations during the period. Originated loans grew 16.8% annualized as strong growth in commercial loans of 31.1% annualized was partially offset by scheduled payoffs of non-owner occupied commercial real estate loans. The acquired 310-30 loan portfolio declined $45.7 million, or 37.9%, from December 31, 2017, largely due to the transfer of one large acquired 310-30 problem loan transferred to OREO during the nine months ended September 30, 2018 as part of the asset resolution process.

We have successfully generated new relationships with small to medium-sized businesses and consumers, experiencing particularly strong loan growth in our commercial and industrial portfolio, which at September 30, 2018, was comprised of diverse industry segments. These segments included government and municipal loans of $460.9 million, finance and financial services, primarily lender finance loans of $359.8 million, healthcare-related loans of $190.5 million, manufacturing-related loans of $123.4 million and a variety of smaller subcategories of commercial and industrial loans. Originated and acquired agriculture loans totaled $213.9 million and were 35.5% of the Company’s risk-based capital and 5.5% of total loans, and are well-diversified across crop and livestock types.

Originated and acquired non-owner occupied CRE loans were 98.7% of the Company’s risk-based capital, or 15.5% of total loans, and no specific property type comprised more than 5.0% of total loans. The Company maintains very little exposure to retail properties, comprising less than 2.3% of total loans. Multi-family loans totaled $76.1 million, or 1.9% of total loans as of September 30, 2018.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $1.1 billion over the past twelve months, led by commercial loan originations of $822.4 million. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following table represents new loan originations during 2018 and 2017:

	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter
	2018	2018	2018	2017	2017
Commercial:
Commercial and industrial	$123,440	$232,643	$123,984	$167,699	$73,917
Owner occupied commercial real estate	35,549	19,009	23,576	8,937	32,787
Agriculture	23,833	38,220	25,873	14,050	3,335
Energy	5,412	(929)	(10,778)	(8,121)	(6,993)
Total commercial	188,234	288,943	162,655	182,565	103,046
Commercial real estate non-owner occupied	42,300	28,316	20,694	21,323	46,654
Residential real estate	40,293	30,259	21,698	25,995	28,471
Consumer	3,797	3,588	3,238	1,815	3,122
Total	$274,624	$351,106	$208,285	$231,698	$181,293

Included in originations are net fundings under revolving lines of credit of $34,070, $151,888, $59,236, $65,686 and $(12,804) as of the third quarter 2018, second quarter 2018, first quarter 2018, fourth quarter 2017 and third quarter 2017, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	September 30, 2018
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$129,038	$744,708	$881,850	$1,755,596
Owner occupied commercial real estate	39,591	131,640	252,228	423,459
Agriculture	37,402	152,144	30,870	220,416
Energy	12,512	30,108	—	42,620
Total commercial	218,543	1,058,600	1,164,948	2,442,091
Commercial real estate non-owner occupied	79,836	369,661	161,746	611,243
Residential real estate	26,249	62,378	736,600	825,227
Consumer	8,943	13,868	3,939	26,750
Total loans	$333,571	$1,504,507	$2,067,233	$3,905,311

	December 31, 2017
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$83,314	$551,567	$745,746	$1,380,627
Owner occupied commercial real estate	18,044	115,421	156,306	289,771
Agriculture	14,513	102,390	29,845	146,748
Energy	25,970	31,489	—	57,459
Total commercial	141,841	800,867	931,897	1,874,605
Commercial real estate non-owner occupied	118,980	316,242	127,827	563,049
Residential real estate	6,820	38,824	670,593	716,237
Consumer	5,909	15,014	4,133	25,056
Total loans	$273,550	$1,170,947	$1,734,450	$3,178,947

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of originated and acquired loans with maturities over one year is as follows at the dates indicated:

	September 30, 2018
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$844,233	3.69%	$781,703	4.73%	$1,625,936	4.19%
Owner occupied commercial real estate	181,906	4.51%	190,270	4.88%	372,176	4.90%
Agriculture	46,904	4.95%	130,106	4.98%	177,010	4.97%
Energy	43	4.49%	30,065	4.54%	30,108	4.54%
Total commercial	1,073,086	3.96%	1,132,144	4.78%	2,205,230	4.38%
Commercial real estate non-owner occupied	200,831	4.56%	294,313	4.87%	495,144	4.74%
Residential real estate	368,819	3.54%	420,120	4.46%	788,939	4.03%
Consumer	14,666	5.15%	3,041	5.18%	17,707	5.15%
Total loans with > 1 year maturity	$1,657,402	3.95%	$1,849,618	4.72%	$3,507,020	4.36%

	December 31, 2017
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$696,224	3.34%	$597,253	4.14%	$1,293,477	3.71%
Owner occupied commercial real estate	125,821	4.20%	133,408	4.26%	259,229	4.39%
Agriculture	35,605	4.70%	89,487	4.42%	125,092	4.50%
Energy	132	4.37%	31,357	4.57%	31,489	4.57%
Total commercial	857,782	3.57%	851,505	4.20%	1,709,287	3.89%
Commercial real estate non-owner occupied	161,846	4.42%	237,772	4.46%	399,618	4.44%
Residential real estate	372,104	3.40%	325,227	3.94%	697,331	3.65%
Consumer	15,883	4.68%	2,805	4.59%	18,688	4.67%
Total loans with > 1 year maturity	$1,407,615	3.64%	$1,417,309	4.19%	$2,824,924	3.91%

(1)

Included in commercial fixed rate loans are loans totaling $475,003 and $417,660 that have been swapped to variable rates at current market pricing at September 30, 2018 and December 31, 2017, respectively. Included in the commercial segment are tax exempt loans totaling $642,085 and $617,889 with a weighted average rate of 3.23% and 3.15% at September 30, 2018 and December 31, 2017, respectively.

Accretable Yield

At September 30, 2018, the accretable yield balance was $39.7 million compared to $46.6 million at December 31, 2017. We re-measure the expected cash flows quarterly for all 24 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. This re-measurement resulted in a net $8.1 million and $8.8 million reclassification from non-accretable difference to accretable yield during the nine months ended September 30, 2018 and 2017, respectively.

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

	September 30, 2018	December 31, 2017
Remaining accretable yield on loans accounted for under ASC 310-30	$39,700	$46,568
Remaining accretable fair value mark on originated and acquired loans	9,176	1,771
Total remaining accretable yield and fair value mark	$48,876	$48,339

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

Non-performing Assets

Non-performing assets consist of non-accrual loans, TDRs on non-accrual, OREO and other repossessed assets.  Non-accrual loans and TDRs on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and nine months ended September 30, 2018 was $0.3 million and $1.0 million, respectively, and $0.5 million and $1.0 million during the three and nine months ended September 30, 2017, respectively.

All loans accounted for under ASC 310-30 were classified as performing assets at September 30, 2018, as the future cash flows on the loan pools were considered estimable. While individual loans making up the pools may be accounted for on a cost recovery basis, the cash flows on the loan pools are considered estimable and, therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loan pools accounted for under ASC 310-30.

On January 1, 2018, we completed the acquisition of Peoples, adding $542.7 million in loans to our consolidated statements of financial condition. As a result, originated and acquired special mention loans increased by $16.1 million from December 31, 2017 to September 30, 2018, with the additions from Peoples partially offset by upgrades within the agriculture sector. Originated and acquired substandard loans increased during the same period by $16.2 million with the addition from Peoples partially offset by upgrades to pass within the multi-family sector, as well as paydowns of other substandard loans. Despite the increases in these categories from the acquisition of Peoples, the ratios of criticized loans and classified loans to total originated and acquired loans have trended positively since the acquisition. Additionally, the loans added for the Peoples acquisition included $4.7 million of non-accrual loans and $0.5 million of loans 90 days or more past due and still accruing interest as of January 1, 2018, which represented 0.9% and 0.1% of Peoples acquired loans as of that date, respectively.

The following table sets forth the non-performing assets as of the dates presented:

	September 30, 2018	December 31, 2017
Non-accrual loans:
Commercial:
Commercial and industrial	$4,993	$3,747
Owner occupied commercial real estate	6,745	3,336
Agriculture	773	2,003
Energy	—	—
Total commercial	12,511	9,086
Commercial real estate non-owner occupied	1,792	784
Residential real estate	6,338	3,846
Consumer	45	29
Total non-accrual loans, excluding restructured loans	20,686	13,745
Restructured loans on non-accrual:
Commercial:
Commercial and industrial	958	4,020
Owner occupied commercial real estate	282	143
Agriculture	—	—
Energy	848	1,645
Total commercial	2,088	5,808
Commercial real estate non-owner occupied	—	—
Residential real estate	1,684	1,336
Consumer	—	111
Total restructured loans on non-accrual	3,772	7,255
Total non-performing loans	24,458	21,000
OREO	35,135	10,491
Total non-performing assets	$59,593	$31,491
Loans 90 days or more past due and still accruing interest	$560	$150
Accruing restructured loans	$7,770	$8,461
ALL	$33,813	$31,264
Total non-performing loans to total loans	0.63%	0.66%
Loans 90 days or more past due and still accruing interest to total loans	0.01%	0.00%
Total non-performing assets to total loans and OREO	1.51%	0.99%
ALL to non-performing loans	138.25%	148.88%

During the nine months ended September 30, 2018, total non-performing loans increased $3.5 million, or 16.5%, from December 31, 2017 due to acquired Peoples loans, partially offset by one previously identified commercial and industrial loan placed back on accrual during the first quarter of 2018 as well as paydowns during the period. During the nine months ended September 30, 2018, accruing TDRs decreased $0.7 million.

The Peoples acquisition added $1.4 million of OREO at January 1, 2018. During the nine months ended September 30, 2018, the Company transferred one large acquired 310-30 problem loan totaling $24.1 million from 310-30 loans to OREO as part of the asset resolution process. During the nine months ended September 30, 2018, $1.7 million of OREO was sold resulting in a net gain of $0.4 million while OREO write-downs were $0.2 million. Total non-performing assets to total loans and OREO was 1.51% and 0.99% at September 30, 2018 and December 31, 2017, respectively. Included in this ratio at September 30, 2018 are acquired non-performing loans and OREO of 0.45% compared to 0.46% at December 31, 2017. Excluding OREO transferred from 310-30 loans, total non-performing assets to total loans and OREO was 0.76% at September 30, 2018.

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

The table below shows the past due status of originated and acquired loans, based on contractual terms of the loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Loans 30-89 days past due and still accruing interest	$7,915	$3,681
Loans 90 days past due and still accruing interest	560	150
Non-accrual loans	24,458	21,000
Total past due and non-accrual loans	$32,933	$24,831
Total 90 days past due and still accruing interest and non-accrual loans to total originated and acquired loans	0.65%	0.69%
Total non-accrual loans to total originated and acquired loans	0.64%	0.69%

Loans 30-89 days past due and still accruing interest increased $4.2 million from December 31, 2017 to September 30, 2018, and loans 90 days or more past due and still accruing interest increased $0.4 million from December 31, 2017 to September 30, 2018, for a collective increase in total past due loans of $4.6 million, primarily due to the Peoples acquisition. Non-accrual loans increased $3.5 million at September 30, 2018 compared to December 31, 2017, further described within the Non-Performing Assets discussion of Management’s Discussion and Analysis. There were no ASC 310-30 loan pools past due or on non-accrual at September 30, 2018.

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

In accordance with the applicable guidance for business combinations, acquired loans were recorded at their acquisition date fair values, which were based on expected future cash flows and included an estimate for future loan losses; therefore, no ALL was recorded as of the acquisition date. Any estimated losses on acquired loans that arise after the acquisition date are reflected in a charge to the provision for loan losses in the consolidated statements of operations.

310-30 ALL

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the nine months ended September 30, 2018 and 2017, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

During the three and nine months ended September 30, 2018, loans accounted for under ASC 310-30 had provision of $6 thousand and $197 thousand, respectively. During the three and nine months ended September 30, 2017, loans accounted for under ASC 310-30 had $142 thousand and $255 thousand of recoupment, respectively.

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

During the three and nine months ended September 30, 2018, we recorded $0.8 million and $2.5 million, respectively, of provision for loan losses for originated and acquired loans, for general reserves on loan growth. For originated and acquired loans the Company recorded net recoveries of $0.8 million during the three months ended September 30, 2018 and net charge-offs of $0.1 million. Specific reserves on impaired loans totaled $1.5 million and $1.5 million at September 30, 2018 and December 31, 2017, respectively.

During the three and nine months ended September 30, 2017, we recorded $4.0 million and $9.9 million, respectively, of provision for loan losses for originated and acquired loans. The three months ended September 30, 2017 provision for loan losses included $2.9 million related to one non-accrual energy loan and general reserves on net loan growth. The nine months ended September 30, 2017 provision included $6.3 million of specific reserves on two previously identified energy loans and one previously identified commercial and industrial loan. The remaining provision for the nine months ended September 30, 2017 was for general reserves on loan growth. Net charge-offs for originated and acquired loans during the three and nine months ended September 30, 2017 totaled $8.8 million and $8.8 million, respectively, and were related to the loan relationships discussed above. Specific reserves on impaired loans totaled $1.1 million at September 30, 2017.

Total ALL

After considering the above-mentioned factors, we believe that the ALL of $33.8 million is adequate to cover probable losses inherent in the loan portfolio at September 30, 2018. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following table presents, by class stratification, the changes in the ALL during the three months ended September 30, 2018 and 2017:

	September 30, 2018			September 30, 2017
	Originated	ASC		Originated	ASC
	and acquired	310-30		and acquired	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$32,029	$201	$32,230	$34,817	$142	$34,959
Charge-offs:
Commercial	—	—	—	(8,618)	—	(8,618)
Commercial real estate non owner-occupied	—	—	—	—	—	—
Residential real estate	(13)	—	(13)	(16)	—	(16)
Consumer	(381)	—	(381)	(209)	—	(209)
Total charge-offs	(394)	—	(394)	(8,843)	—	(8,843)
Recoveries	1,170	—	1,170	51	—	51
Net recoveries (charge-offs)	776	—	776	(8,792)	—	(8,792)
Provision (recoupment) for loan loss	801	6	807	4,022	(142)	3,880
Ending allowance for loan losses	$33,606	$207	$33,813	$30,047	$—	$30,047
Ratio of annualized (recoveries) net charge-offs to average total loans during the period, respectively	(0.08)%	0.00%	(0.08)%	1.18%	0.00%	1.13%
Average total loans outstanding during the period	$3,748,630	$80,629	$3,829,259	$2,967,972	$127,752	$3,095,724

The following table presents, by class stratification, the changes in the ALL during the nine months ended September 30, 2018 and 2017:

	September 30, 2018			September 30, 2017
	Originated	ASC		Originated	ASC
	and acquired	310-30		and acquired	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$31,193	$71	$31,264	$28,949	$225	$29,174
Charge-offs:
Commercial	(437)	(61)	(498)	(8,638)	—	(8,638)
Commercial real estate non-owner occupied	(11)	—	(11)	—	—	—
Residential real estate	(103)	—	(103)	(26)	—	(26)
Consumer	(894)	—	(894)	(510)	—	(510)
Total charge-offs	(1,445)	(61)	(1,506)	(9,174)	—	(9,174)
Recoveries	1,335	—	1,335	347	—	347
Net charge-offs	(110)	(61)	(171)	(8,827)	—	(8,827)
Provision (recoupment) for loan loss	2,523	197	2,720	9,925	(225)	9,700
Ending allowance for loan losses	$33,606	$207	$33,813	$30,047	$—	$30,047
Ratio of net charge-offs to average total loans during the period, respectively	0.00%	0.10%	0.01%	0.41%	0.00%	0.39%
Ratio of ALL to total loans outstanding at period end, respectively	0.88%	0.28%	0.87%	1.00%	0.00%	0.96%
Ratio of ALL to total non-performing loans at period end, respectively	137.40%	0.00%	138.25%	156.84%	0.00%	156.84%
Total loans	$3,830,389	$74,922	$3,905,311	$2,994,947	$125,596	$3,120,543
Average total loans outstanding during the period	$3,673,565	$79,350	$3,752,915	$2,857,579	$135,485	$2,993,064
Non-performing loans	$24,458	$—	$24,458	$19,157	$—	$19,157

The following tables present the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	September 30, 2018
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,442,091	62.5%	$25,294	74.8%
Commercial real estate non-owner occupied	611,243	15.7%	4,480	13.2%
Residential real estate	825,227	21.1%	3,721	11.0%
Consumer	26,750	0.7%	318	0.9%
Total	$3,905,311	100.0%	$33,813	100.0%

	December 31, 2017
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,874,605	59.0%	$21,385	68.4%
Commercial real estate non-owner occupied	563,049	17.7%	5,609	17.9%
Residential real estate	716,237	22.5%	3,965	12.7%
Consumer	25,056	0.8%	305	1.0%
Total	$3,178,947	100.0%	$31,264	100.0%

The ALL allocated to commercial loans increased to 74.8% at September 30, 2018 from 68.4% at December 31, 2017 due to the provision recorded during the period to support the increase in originated loans.

Other Assets

Significant components of other assets were as follows as of the dates indicated:

			Increase (decrease)
	September 30, 2018	December 31, 2017	Amount	% Change
Bank-owned life insurance	$65,722	$64,387	$1,335	2.1%
Deferred tax asset	32,172	35,630	(3,458)	(9.7)%
Derivative assets	37,105	13,105	24,000	183.1%
Accrued interest on loans	18,892	11,784	7,108	60.3%
Accrued income taxes receivable	4,525	3,992	533	13.4%
Accrued interest on interest bearing bank deposits and investment securities	2,544	2,471	73	3.0%
Other miscellaneous assets	22,769	7,879	14,890	189.0%
Total other assets	$183,730	$139,248	$44,482	31.9%

Other assets totaled $183.7 million and $139.2 million at September 30, 2018 and December 31, 2017, respectively, representing an increase of $44.5 million, or 31.9%, during the nine months ended September 30, 2018. Deferred tax asset decreased during the nine months ended September 30, 2018 due to normal activity. Derivative assets and accrued interest on loans increased during the nine months ended September 30, 2018 due to higher volumes of loans related to the Peoples acquisition. Included in other miscellaneous assets at September 30, 2018 is $10.0 million of restricted cash related to the Peoples acquisition for certain potential liabilities, $2.5 million of other assets acquired from Peoples and an increase in prepaid assets of $2.0 million. Refer to note 17 of our consolidated financial statements for further discussion of the derivative asset.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated:

			Increase (decrease)
	September 30, 2018	December 31, 2017	Amount	% Change
Pending loan purchase settlement	$18,986	$30,181	$(11,195)	(37.1)%
Accrued expenses	18,734	16,172	2,562	15.8%
Accrued interest payable	7,729	5,776	1,953	33.8%
Derivative liabilities	4,838	3,758	1,080	28.7%
Other miscellaneous liabilities	47,485	15,346	32,139	209.4%
Participant interest in OREO	—	688	(688)	100.0%
Total other liabilities	$97,772	$71,921	$25,851	35.9%

Other liabilities totaled $97.8 million and $71.9 million at September 30, 2018 and December 31, 2017, respectively, representing an increase of $25.9 million, or 35.9%, during the nine months ended September 30, 2018. Pending loan purchase settlement decreased due to timing of loan settlements. Included in accrued expenses and accrued interest payable at September 30, 2018 is an increase of $2.5 million from Peoples expenses. Included in other miscellaneous liabilities is an increase in derivative collateral reserves of $15.6 million, a $10.0 million contingent liability related to the Peoples acquisition, and a $3.9 million mortgage repurchase reserve. Refer to note 17 and note 18 of our consolidated financial statements for further discussion of the derivative liability and mortgage repurchase reserve, respectively.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth.

The following table presents information regarding our deposit composition at September 30, 2018 and December 31, 2017:

					Increase (decrease)
	September 30, 2018		December 31, 2017		Amount	% Change
Non-interest bearing demand deposits	$1,089,631	23.6%	$902,439	22.7%	$187,192	20.7%
Interest bearing demand deposits	675,213	14.6%	474,607	11.9%	200,606	42.3%
Savings accounts	548,111	11.9%	472,852	11.9%	75,259	15.9%
Money market accounts	1,181,452	25.6%	1,011,611	25.4%	169,841	16.8%
Total transaction deposits	3,494,407	75.7%	2,861,509	71.9%	632,898	22.1%
Time deposits < $100,000	636,468	13.8%	637,789	16.0%	(1,321)	(0.2)%
Time deposits > $100,000	483,157	10.5%	480,261	12.1%	2,896	0.6%
Total time deposits	1,119,625	24.3%	1,118,050	28.1%	1,575	0.1%
Total deposits	$4,614,032	100.0%	$3,979,559	100.0%	$634,473	15.9%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of September 30, 2018:

September 30, 2018
Three months or less	$79,152
Over 3 months through 6 months	71,111
Over 6 months through 12 months	140,944
Thereafter	191,951
Total time deposits > $100,000	$483,157

Total deposits increased $634.5 million during the nine months ended September 30, 2018, driven by the addition of $730 million in total deposits from the Peoples acquisition on January 1, 2018 and transaction deposit growth. The mix of transaction deposits (defined as total deposits less time deposits) to total deposits improved to 75.7% at September 30, 2018, from 71.9% at December 31, 2017, due to the Peoples acquisition and our continued focus on developing long-term banking relationships.

At September 30, 2018 and December 31, 2017, time deposits that were scheduled to mature within 12 months totaled $711.4 million and $684.6 million, respectively. Of the $711.4 million in time deposits scheduled to mature within 12 months at September 30, 2018, $291.2 million were in denominations of $100,000 or more, and $420.2 million were in denominations less than $100,000.

Other Borrowings

As of September 30, 2018 and December 31, 2017, the Company sold securities under agreements to repurchase totaling $55.7 million and $130.5 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.0 billion at September 30, 2018. At September 30, 2018 and December 31, 2017, the Bank had $77.3 million and $129.1 million in term advances from the FHLB, respectively. The term advances have fixed rates between 1.55% - 2.33%, with maturity dates of 2018 - 2020. At September 30, 2018 and December 31, 2017 the Bank had $67.2 million and $0.0 million in line of credit advances from the FHLB, respectively.

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

Overview of Results of Operations

We recorded net income of $18.2 million and $44.2 million, or $0.58 and $1.41 per diluted share, during the three and nine months ended September 30, 2018, respectively, compared to net income of $7.2 million and $24.7 million, or $0.26 and $0.89 per diluted share, during the three and nine months ended September 30, 2017, respectively. Fully taxable equivalent net interest income totaled

$50.9 million and $150.1 million for the three and nine months ended September 30, 2018, respectively, and increased $11.5 million and $36.4 million from the three and nine months ended September 30, 2017, respectively.

Provision for loan loss expense on originated and acquired loans was $0.8 million and $2.5 million during the three and nine months ended September 30, 2018, respectively, compared to $4.0 million and $9.9 million during the three and nine months ended September 30, 2017, respectively, a decrease of $3.2 million and $7.4 million, respectively. Annualized net (recoveries) charge-offs on originated and acquired loans totaled (0.08)% and 0.00% during the three and nine months ended September 30, 2018, respectively, compared to annualized net charge-offs of 1.18% and 0.41% during the three and nine months ended September 30, 2017, respectively.

Non-interest income totaled $18.1 million and $55.5 million for the three and nine months ended September 30, 2018, respectively, compared to $9.6 million and $30.2 million during the three and nine months ended September 30, 2017, respectively, an increase of $8.5 million and $25.3 million, respectively. Organic growth and the addition of the Peoples client base drove a $1.6 million and $4.7 million increase in service charges and bank card interchange fees during the three and nine months ended September 30, 2018, respectively. Mortgage banking income increased $7.2 million and $23.0 million during the three and nine months ended September 30, 2018, respectively, due to increased volume from the Peoples acquisition.

Non-interest expense totaled $44.4 million and $146.5 million for the three and nine months ended September 30, 2018, respectively, compared to $34.6 million and $102.7 million for the three and nine months ended September 30, 2017, respectively, increasing from the prior periods due to the Peoples acquisition. Included in total non-interest expense for the three and nine months ended September 30, 2018 were $0.0 million and $8.0 million of acquisition costs, respectively.

Income tax expense totaled $4.4 million and $8.8 million for the three and nine months ended September 30, 2018, respectively, compared to an expense of $1.7 million and $2.7 million for the three and nine months ended September 30, 2017, respectively. The tax expense recorded for the three and nine months ended September 30, 2018 was lowered by a $0.1 million and $1.3 million tax benefit from stock compensation activity, respectively. The tax expense recorded for the three and nine months ended September 30, 2017 was lowered by a $0.1 million and $3.4 million tax benefit from stock compensation activity, respectively. Without the discrete items related to stock compensation activity, the tax rates for the three and nine months ended September 30, 2018 were 19.8% and 19.1%, respectively and compared to 19.9% and 22.3% for the three and nine months ended September 30, 2017, respectively.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended September 30, 2018 and 2017:

	For the three months ended			For the three months ended
	September 30, 2018			September 30, 2017
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$3,215,369	$36,496	4.50%	$2,857,318	$29,893	4.15%
Acquired loans	533,261	7,891	5.87%	110,654	1,894	6.79%
ASC 310-30 loans	80,629	4,785	23.74%	127,752	5,667	17.74%
Loans held for sale	99,933	1,134	4.50%	9,242	127	5.45%
Investment securities available-for-sale	858,469	4,482	2.09%	848,847	4,011	1.89%
Investment securities held-to-maturity	259,169	1,807	2.79%	286,604	1,995	2.78%
Other securities	18,048	269	5.96%	16,843	234	5.56%
Interest earning deposits and securities purchased under agreements to resell	39,259	171	1.73%	87,114	276	1.26%
Total interest earning assets FTE(2)	$5,104,137	$57,035	4.43%	$4,344,374	$44,097	4.03%
Cash and due from banks	$80,334			$67,382
Other assets	424,873			313,630
Allowance for loan losses	(33,024)			(35,103)
Total assets	$5,576,320			$4,690,283
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,411,875	$2,269	0.37%	$1,857,777	$1,503	0.32%
Time deposits	1,126,377	3,183	1.12%	1,131,326	2,565	0.90%
Securities sold under agreements to repurchase	59,214	51	0.34%	91,737	46	0.20%
Federal Home Loan Bank advances	129,542	634	1.94%	144,136	567	1.56%
Total interest bearing liabilities	$3,727,008	$6,137	0.65%	$3,224,976	$4,681	0.58%
Demand deposits	$1,096,780			$874,750
Other liabilities	82,017			39,799
Total liabilities	4,905,805			4,139,525
Shareholders' equity	670,515			550,758
Total liabilities and shareholders' equity	$5,576,320			$4,690,283
Net interest income FTE(2)		$50,898			$39,416
Interest rate spread FTE(2)			3.78%			3.45%
Net interest earning assets	$1,377,129			$1,119,398
Net interest margin FTE(2)			3.96%			3.60%
Average transaction deposits	$3,508,655			$2,732,527
Average total deposits	$4,635,032			$3,863,853
Ratio of average interest earning assets to average interest bearing liabilities	136.95%			134.71%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% and 35% for the three months ended September 30, 2018 and 2017, respectively. The taxable equivalent adjustments included above are $1,126 and $1,518 for the three months ended September 30, 2018 and 2017, respectively.

(3)	Loan fees included in interest income totaled $1,329 and $1,066 for the three months ended September 30, 2018 and 2017, respectively.

Net interest income totaled $49.8 million and $37.9 million during the three months ended September 30, 2018 and 2017, respectively. Fully taxable equivalent net interest income totaled $50.9 million for the three months ended September 30, 2018, and increased $11.5 million, or 29.1%, from the three months ended September 30, 2017. The fully taxable equivalent net interest margin widened 0.36% to 3.96% as the yield on earning assets increased 0.40%, led by a 0.35% increase in the originated portfolio yields due to short-term rate increases, partially offset by an increase in the cost of deposits of 0.05%.

Average loans comprised $3.9 billion, or 77.0%, of total average interest earning assets during the three months ended September 30, 2018, compared to $3.1 billion, or 71.5%, during the three months ended September 30, 2017. The increase in average loan balances from the three months ended September 30, 2017 was driven by an increase of $422.6 million in acquired loans primarily from the Peoples acquisition and a $358.1 million increase in originated loans. The originated loan portfolio yield increased to 4.50% during the three months ended September 30, 2018, compared to 4.15% during the three months ended September 30, 2017, benefitting from higher yields on variable rate loans, primarily driven by the short-term market rate increases. The yield on the ASC 310-30 loan portfolio was 23.7% and 17.74% during the three months ended September 30, 2018 and 2017, respectively, increasing due to $0.4 million of accelerated accretion during the three months ended September 30, 2018.

Average investment securities comprised 21.9% and 26.1% of total interest earning assets during the three months ended September 30, 2018 and 2017, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations. Short-term investments, comprised of the interest earning deposits and securities purchased under agreements to resell, were 0.8% and 2.0% of interest earning assets during the three months ended September 30, 2018 and 2017, respectively.

Average balances of interest bearing liabilities increased $502.0 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The Peoples acquisition added $730 million in total deposits on January 1, 2018, coupled with transaction deposit growth, partially offset by the sale of four banking centers in the second quarter of 2017. Total interest bearing liabilities increased $502.0 million due to increases of $554.1 million in interest bearing demand, savings and money market deposits, offset by decreases in securities sold under agreements to repurchase of $32.5 million, FHLB advances of $14.6 million and time deposits of $4.9 million. Total interest expense related to interest bearing liabilities was $6.1 million and $4.7 million during the three months ended September 30, 2018 and 2017, respectively, at an average cost of 0.65% and 0.58% during the three months ended September 30, 2018 and 2017, respectively. Additionally, the cost of deposits increased 0.05% to 0.47% during the three months ended September 30, 2018, compared to 0.42% during the three months ended September 30, 2017.

The table below presents the components of net interest income on a fully taxable equivalent basis for the nine months ended September 30, 2018 and 2017:

	For the nine months ended			For the nine months ended
	September 30, 2018			September 30, 2017
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate

Interest earning assets:
Originated loans FTE(1)(2)(3)	$3,084,274	$102,115	4.43%	$2,734,388	$82,495	4.03%
Acquired loans	589,291	25,508	5.79%	123,191	5,795	6.29%
ASC 310-30 loans	96,904	15,009	20.65%	135,485	17,718	17.44%
Loans held for sale	79,350	2,650	4.47%	8,668	406	6.26%
Investment securities available-for-sale	903,039	14,097	2.08%	895,112	12,730	1.90%
Investment securities held-to-maturity	263,995	5,528	2.79%	305,441	6,378	2.78%
Other securities	16,959	761	5.98%	15,307	619	5.39%
Interest earning deposits and securities purchased under agreements to resell	90,726	1,231	1.81%	87,762	687	1.05%
Total interest earning assets FTE(2)	$5,124,538	$166,899	4.35%	$4,305,354	$126,828	3.94%
Cash and due from banks	$91,914			$67,046
Other assets	418,753			317,702
Allowance for loan losses	(32,026)			(32,208)
Total assets	$5,603,179			$4,657,894
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,419,235	$6,042	0.33%	$1,875,143	$4,294	0.31%
Time deposits	1,144,051	8,908	1.04%	1,152,550	7,465	0.87%
Securities sold under agreements to repurchase	94,938	137	0.19%	85,077	119	0.19%
Federal Home Loan Bank advances	125,745	1,719	1.83%	108,148	1,261	1.56%
Total interest bearing liabilities	$3,783,969	$16,806	0.59%	$3,220,918	$13,139	0.55%
Demand deposits	$1,074,659			$852,913
Other liabilities	88,974			39,401
Total liabilities	4,947,602			4,113,232
Stockholders' equity	655,577			544,662
Total liabilities and shareholders’ equity	$5,603,179			$4,657,894
Net interest income FTE(2)		$150,093			$113,689
Interest rate spread FTE(2)			3.76%			3.39%
Net interest earning assets	$1,340,569			$1,084,436
Net interest margin FTE(2)			3.92%			3.53%
Average transaction deposits	$3,493,894			$2,728,056
Average total deposits	$4,637,945			$3,880,606
Ratio of average interest earning assets to average interest bearing liabilities	135.43%			133.67%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% and 35% for the nine months ended September 30, 2018 and 2017, respectively. The taxable equivalent adjustments included above are $3,288 and $4,176 for the nine months ended September 30, 2018 and 2017, respectively.

(3)	Loan fees included in interest income totaled $4,717 and $3,009 for the nine months ended September 30, 2018 and 2017, respectively.

Net interest income totaled $146.8 million and $109.5 million for the nine months ended September 30, 2018 and 2017, respectively. Fully taxable equivalent net interest income totaled $150.1 million for the nine months ended September 30, 2018 and increased $36.4 million, or 32.0%, from the nine months ended September 30, 2017. The fully taxable equivalent net interest margin widened 0.39% to 3.92% as the yield on earnings assets increased 0.41%, led by a 0.40% increase in the originated portfolio yields due to short-term rate increases, partially offset by an increase in the cost of deposits of 0.02%.

Average loans comprised $3.8 billion, or 75.1%, of total average interest earning assets during the nine months ended September 30, 2018, compared to $3.0 billion, or 69.7%, of total average interest earning assets during the nine months ended September 30, 2017. The increase in average loan balances was driven by an increase of $466.1 million in acquired loans primarily from the Peoples acquisition and a $349.9 million increase in originated loans. The originated loan portfolio yield increased to 4.43% during the nine months ended September 30, 2018, compared to 4.03% during the nine months ended September 30, 2017, benefitting from higher yields on variable rate loans, primarily driven by the short-term market rate increases. The yield on the ASC 310-30 loan portfolio was 20.65% and 17.44% during the nine months ended September 30, 2018 and 2017, respectively, increasing due to $1.6 million of accelerated accretion during the nine months ended September 30, 2018.

Average investment securities comprised 22.8% and 27.9% of total interest earning assets during the nine months ended September 30, 2018 and 2017, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations. Short-term investments, comprised of interest earning deposits and securities purchased under agreements to resell, were 1.8% and 2.0% of interest earning assets during the nine months ended September 30, 2018 and 2017, respectively.

Average balances of interest bearing liabilities increased $563.1 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The Peoples acquisition added $730 million in total deposits on January 1, 2018, coupled with transaction deposit growth, partially offset by the sale of four banking centers in the second quarter of 2017. Total interest bearing liabilities increased $563.1 million due to increases of $544.1 million in interest-bearing demand, savings and money market deposits, increases of $17.6 million in FHLB advances and increases of $9.9 million in securities sold under agreements to repurchase, offset by a decrease in time deposits of $8.5 million. Total interest expense related to interest bearing liabilities was $16.8 million and $13.1 million during the nine months ended September 30, 2018 and 2017, respectively, at an average cost of 0.59% and 0.55% during the nine months ended September 30, 2018 and 2017, respectively. Additionally, the cost of deposits increased 0.02% to 0.43% during the nine months ended September 30, 2018, compared to 0.41% during the nine months ended September 30, 2017.

The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	compared to			compared to
	Three months ended September 30, 2017			Nine months ended September 30, 2017
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$4,065	$2,539	$6,604	$11,585	$8,036	$19,621
Acquired loans	6,254	(257)	5,997	20,176	(463)	19,713
ASC 310-30 loans	(2,797)	1,915	(882)	(5,976)	3,267	(2,709)
Loans held for sale	1,029	(22)	1,007	2,361	(117)	2,244
Investment securities available-for-sale	50	421	471	124	1,243	1,367
Investment securities held-to-maturity	(191)	3	(188)	(868)	18	(850)
Other securities	18	17	35	74	68	142
Interest earning deposits and securities purchased under agreements to resell	(208)	102	(106)	40	504	544
Total interest income	$8,220	$4,718	$12,938	$27,516	$12,556	$40,072
Interest expense:
Interest bearing demand, savings and money market deposits	$521	$245	$766	$1,359	$389	$1,748
Time deposits	(14)	632	618	(66)	1,509	1,443
Securities sold under agreements to repurchase	(28)	33	5	14	5	19
Federal Home Loan Bank advances	(71)	138	67	241	217	458
Total interest expense	408	1,048	1,456	1,548	2,120	3,668
Net change in net interest income	$7,812	$3,670	$11,482	$25,968	$10,436	$36,404

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for the three and nine months ended September 30, 2018 and 35% for the three and nine months ended September 30, 2017. The taxable equivalent adjustments included above are $1,126 and $1,518 for the three months ended September 30, 2018 and 2017, respectively. The taxable equivalent adjustments included above are $3,288 and $4,176 for the nine months ended September 30, 2018 and 2017, respectively.

(3)

Loan fees included in interest income totaled $1,329 and $1,066 for the three months ended September 30, 2018 and 2017, respectively. Loan fees included in interest income totaled $4,717 and $3,009 for the nine months ended September 30, 2018 and 2017, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the nine months ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$1,096,780	0.00%	$874,750	0.00%	$1,074,659	0.00%	$852,913	0.00%
Interest bearing demand	678,501	0.14%	416,389	0.11%	679,238	0.13%	418,108	0.10%
Money market accounts	1,174,205	0.49%	998,403	0.39%	1,170,144	0.43%	1,037,201	0.38%
Savings accounts	559,169	0.41%	442,985	0.38%	569,853	0.38%	419,834	0.32%
Time deposits	1,126,377	1.12%	1,131,326	0.90%	1,144,051	1.04%	1,152,550	0.87%
Total average deposits	$4,635,032	0.47%	$3,863,853	0.42%	$4,637,945	0.43%	$3,880,606	0.41%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $9.2 million on acquired loans not accounted for under ASC 310-30 that were established at the time of acquisition. The Company recorded $9.8 million of purchase accounting marks on January 1, 2018 related to the Peoples acquisition. Refer to note 3 of our consolidated financial statements for further discussion of the acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.

Below is a summary of the provision for loan losses recorded in the consolidated statements of operations for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Provision (recoupment) for loans accounted for under ASC 310-30	$6	$(142)	$197	$(225)
Provision for loan losses on originated and acquired loans	801	4,022	2,524	9,925
Total provision for loan losses	$807	$3,880	$2,721	$9,700

Provision for loan loss expense was $0.8 million and $2.7 million during the three and nine months ended September 30, 2018, respectively, compared to $3.9 million and $9.7 million during the three and nine months ended September 30, 2017, respectively. To support loan growth, the Company recorded $0.8 million and $2.5 million of provision for loan losses on originated and acquired loans during the three and nine months ended September 30, 2018, respectively. Annualized net (recoveries) charge-offs on originated and acquired loans during the three and nine months ended September 2018 were (0.08)% and 0.00%, respectively, compared to annualized net charge-offs of 1.18% and 0.41% during the three and nine months ended September 30, 2017. The originated and acquired allowance for loan losses totaled 0.88% and 1.00% of originated and acquired loans at September 30, 2018 and 2017, respectively, and decreased as the acquired loans from the Peoples acquisition were recorded at fair value.

For the three and nine months ended September 30, 2018, we recorded a provision of $6 thousand and $197 thousand, respectively, of provision for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. For the three and nine months ended September 30, 2017, we recorded a recoupment of $142 and $225, respectively, for loan losses accounted for under ASC 310-30 in connection with our re-measurements of expected cash flow.

Non-Interest Income

The table below details the components of non-interest income for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2018	2017	2018	2017	Amount	% Change	Amount	% Change
Service charges	$4,592	$3,585	$13,473	$10,458	$1,007	28.1%	$3,015	28.8%
Bank card fees	3,686	3,076	10,720	9,014	610	19.8%	1,706	18.9%
Mortgage banking income	7,819	668	24,701	1,716	7,151	>100.0%	22,985	>100.0%
Bank-owned life insurance income	463	475	1,361	1,417	(12)	(2.5)%	(56)	(4.0)%
Other non-interest income	1,429	1,611	4,290	7,149	(182)	(11.3)%	(2,859)	(40.0)%
OREO related income	72	136	913	449	(64)	(47.1)%	464	103.3%
Total non-interest income	$18,061	$9,551	$55,458	$30,203	$8,510	89.1%	$25,255	83.6%

Non-interest income totaled $18.1 million and $55.5 million for the three and nine months ended September 30, 2018, respectively, compared to $9.6 million and $30.2 million for the three and nine months ended September 30, 2017, respectively. Service charges represent various fees charged to clients for banking services, including fees such as non-sufficient (“NSF”) charges and service charges on deposit accounts. Organic growth and the addition of the Peoples client base drove a $1.6 million and $4.7 million increase in service charges and bank card interchange fees during the three and nine months ended September 30, 2018, respectively. Mortgage banking income increased during the three and nine months ended September 30, 2018 due to increased volume from the Peoples acquisition. Other non-interest income decreased during the nine months ended September 30, 2018, primarily driven by a $2.9 million gain from banking center divestitures during the three months ended September 30, 2017.

OREO related income includes rental income and insurance proceeds received on OREO properties and write-ups to the fair value of collateral that exceed the loan balance at the time of foreclosure. During the three and nine months ended September 30, 2018, this income increased $0.4 million and $0.5 million, respectively, compared to prior periods.

Non-Interest Expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2018	2017	2018	2017	Amount	% Change	Amount	% Change
Salaries and benefits	$28,127	$19,363	$87,910	$59,662	$8,764	45.3%	$28,248	47.3%
Occupancy and equipment	6,925	5,208	22,070	15,887	1,717	33.0%	6,183	38.9%
Telecommunications and data processing	2,186	1,702	8,653	4,841	484	28.4%	3,812	78.7%
Marketing and business development	1,128	683	3,589	1,878	445	65.2%	1,711	91.1%
FDIC deposit insurance	401	715	1,911	2,106	(314)	(43.9)%	(195)	(9.3)%
Bank card expenses	1,258	971	4,491	2,751	287	29.6%	1,740	63.2%
Professional fees	1,117	754	4,686	2,441	363	48.1%	2,245	92.0%
Other non-interest expense	2,564	2,700	9,515	7,839	(136)	(5.0)%	1,676	21.4%
Problem asset workout	665	1,636	2,221	3,389	(971)	(59.4)%	(1,168)	(34.5)%
Gain on OREO sales, net	(450)	(497)	(386)	(2,254)	47	(9.5)%	1,868	(82.9)%
Core deposit intangible asset amortization	511	1,370	1,817	4,110	(859)	(62.7)%	(2,293)	(55.8)%
Total non-interest expense	$44,432	$34,605	$146,477	$102,650	$9,827	28.4%	$43,827	42.7%

Non-interest expense totaled $44.4 million and $146.5 million for the three and nine months ended September 30, 2018, respectively, compared to $34.6 million and $102.7 million for the three and nine months ended September 30, 2017, respectively, increasing from the prior periods primarily due to the Peoples acquisition. Included in non-interest expense for the three and nine months ended September 30, 2018 are $0.0 million and $8.0 million of acquisition costs, respectively. Problem asset workout expense and gain on OREO sales decreased a combined $0.9 million during the three months ended September 30, 2018 due to asset resolutions in the prior period and increased $0.7 million during the nine months ended September 30, 2018, respectively, due to lower OREO gains in the current periods. The core deposits intangible asset amortization decreased during the three and nine months ended September 30, 2018 compared to prior periods, due to fully amortized core deposit intangibles from historic acquisitions.

Income taxes

Income tax expense attributable to income before income taxes was $4.4 million and $8.8 million for the three and nine months ended September 30, 2018, respectively, compared to an expense of $1.7 million and $2.7 million for the three and nine months ended September 30, 2017, respectively. The tax expense recorded for the three and nine months ended September 30, 2018 was lowered by a $0.1 million and $1.3 million tax benefit from stock compensation activity, respectively. The tax expense recorded for the three and nine months ended September 30, 2017 was lowered by a $0.1 million and $3.4 million tax benefit from stock compensation activity, respectively. Without the discrete items related to stock compensation activity, the tax rates for the three and nine months ended September 30, 2018 were 19.8% and 19.1%, respectively, and compared to 19.9% and 22.3% for the three and nine months ended September 30, 2017, respectively. The effective tax rate is lower compared to the prior year primarily due to the Tax Cuts and Jobs Act, which, among other items, reduced the federal corporate tax rate to 21% effective January 1, 2018. The effective tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. The Company forecasts the full year estimated effective tax rate in accordance with ASC 740; as a result, the relationship between pre-tax income and tax-exempt income within each reporting period can create fluctuations in the effective tax rate from period-to-period.

The Company has unvested stock-based compensation awards outstanding at September 30, 2018, including stock options, restricted stock and performance stock units. The strike prices for options range from $18.09 to $40.51 with a large portion of the awards having strike prices of $20.00. The option awards and restricted stock awards vest over a range of a 1-3 year period. The performance stock units cliff vest over 3 years and the number of shares issued is determined by the final performance results. Depending on the movement in our stock price, these stock-based compensation awards may create either an excess tax benefit or tax deficiency depending on the relationship between the fair value at the time of vesting or exercise and the estimated fair value recorded at the time of grant. As of September 30, 2018, the Company had $2.7 million of deferred tax assets related to stock-based compensation, $2.1 million of which is associated with executive officers still employed by the Company.

Additional information regarding income taxes can be found in note 16 of this Form 10-Q and 19 of our audited consolidated financial statements in our 2017 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Cash and due from banks	$110,959	$193,297
Cash segregated for Peoples acquisition	—	(36,189)
Unsegregated cash and due from banks	110,959	157,108
Interest bearing bank deposits	500	64,067
Unencumbered investment securities, at fair value	582,697	637,048
Total	$694,156	$858,223

Total on-balance sheet liquidity decreased $164.1 million at September 30, 2018 compared to December 31, 2017. The decrease was due to lower interest bearing bank deposits of $63.6 million, lower unencumbered available-for-sale and held-to-maturity securities balances of $54.4 million and lower unsegregated cash and due from banks of $46.1 million.

Our primary sources of funds are deposits, securities sold under agreements to repurchase, prepayments and maturities of loans and investment securities, the sale of investment securities, and funds provided from operations. We anticipate having access to other third party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a twelve-month period.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At September 30, 2018, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.0 billion at September 30, 2018, inclusive of pre-tax net unrealized losses of $30.8 million on the available-for-sale securities portfolio and net unrealized losses of $7.1 million in our held-to-maturity securities portfolio at September 30, 2018. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of September 30, 2018, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of September 30, 2018, $711.4 million of time deposits were scheduled to mature within twelve months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Through our membership with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. FHLB advances and lines of credit available totaled $1.0 billion, of which $144.5 million was used at September 30, 2018. We can obtain additional liquidity through FHLB advances if required. The Bank also has access to federal funds lines of credit with corresponding banks.

The Basel III Capital rules, effective January 1, 2015, changed the components of regulatory capital, changed the way in which risk ratings are assigned to various categories of bank assets, and defined a new Tier 1 common risk-based ratio. In addition, a capital conservation buffer requirement, designed to strengthen an institution’s financial resilience during economic cycles through the restriction of capital distributions and other payments, became effective in 2017 with full phase-in beginning January 1, 2019. When fully phased-in, the capital conservation buffer adds a 2.5% capital requirement above existing regulatory minimum ratios. Under the Basel III requirements, at September 30, 2018, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, including the fully phased-in capital conservation buffer. For more information on regulatory capital, see note 10 in our consolidated financial statements.

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

On August 5, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s common stock. The remaining authorization under this program as of September 30, 2018 was $12.6 million. During the three and nine months ended September 30, 2018, we did not repurchase any shares of our common stock.

On November 7, 2018, our Board of Directors declared a quarterly dividend of $0.17 per common share, payable on December 14, 2018 to shareholders of record at the close of business on November 30, 2018.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at September 30, 2018. During the nine months ended September 30, 2018, we decreased our asset sensitivity as a result of the changes in beta assumptions for our interest bearing deposits. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2018 and December 31, 2017:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	September 30, 2018	December 31, 2017
200	6.84%	6.93%
100	3.49%	4.82%
(100)	(5.42)%	(7.75)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. Non-maturing deposit accounts have grown $632.9 million during the nine months September 30, 2018, and totaled 75.7% of total deposits at September 30, 2018 compared to 71.9% at December 31, 2017. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of September 30, 2018 and December 31, 2017, we had loan commitments totaling $765.4 million and $680.8 million, respectively, and standby letters of credit that totaled $8.5 million and $7.2 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities, and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2018. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

A mortgage servicing right is the right to service a mortgage loan for a fee. We capitalize MSRs when we originate mortgage loans and retain the servicing rights after we sell the loans. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate our MSRs for impairment based on the difference between the carrying amount and fair value, and, if a temporary impairment exists, we establish a valuation allowance through a charge that negatively affects our earnings.

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

Under U.S. GAAP, we are required to record loans acquired through acquisitions, including purchase credit impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information, facts, and circumstances on the acquisition date. Any discount, which is the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income over the weighted average remaining contractual life of the loans. Therefore, our net interest margins may initially increase due to the discount accretion. We expect the yields on the total loan portfolio will decline as our acquired loan portfolios pay down or mature and the corresponding accretion of the discount decreases. We expect downward pressure on our interest income to the extent that the runoff of our acquired loan portfolios is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

We have recorded goodwill as a result of acquisitions that can significantly affect our earnings if it becomes impaired.

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying value.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number
			Total number of	(or approximate dollar
			shares (or units)	value) of shares (or
	Total number	Average	purchased as part of	units) that may yet be
	of shares (or	price paid per	publicly announced	purchased under the
Period	units) purchased	share (or unit)	plans or programs	plans or programs (2)
July 1 - July 31, 2018(1)	3,553	$39.43	—	$12,562,825
August 1 - August 31, 2018(1)	3,729	40.23	—	12,562,825
September 1 - September 30, 2018(1)	370	37.76	—	12,562,825
Total	7,652	$39.74	—	$12,562,825

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On August 5, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $12,562,825 remained available for purchase at September 30, 2018.

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

National Bank Holdings Corporation

By	/s/ Aldis Birkans
Aldis Birkans
Chief Financial Officer and Treasurer
(principal financial officer)

Date: November 7, 2018