Form 10-K
period 2018-12-31
National Bank Holdings Corp
filed 2019-03-01
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,156,200,000 based on the closing sale price as reported on the New York Stock Exchange.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 27, 2019, NBHC had outstanding 30,862,685 shares of Class A voting common stock with $0.01 par value per share, excluding 146,494 shares of restricted Class A common stock issued but not yet vested.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2018 will be incorporated by reference into Part III of this form 10-K.

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

•       effects of a prolonged government shutdown;

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

•       with respect to our mortgage business, our inability to negotiate our fees with Fannie Mae, Freddie Mac, Ginnie Mae or other investors for the purchase of our loans, our obligation to indemnify purchasers or to repurchase the related loans if the loans fail to meet certain criteria, or higher rate of delinquencies and defaults as a result of the geographic concentration of our servicing portfolio;

•       our ability to identify potential candidates for, obtain regulatory approval for, and consummate, acquisitions, consolidations or other expansion opportunities on attractive terms, or at all;

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

•       the effects of tax legislation, including the potential of future increases to prevailing tax rates, or challenges to our tax position;

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

•       changes in our management personnel and our continued ability to attract, hire and retain qualified personnel;

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

PART I: FINANCIAL INFORMATION

Item 1.       BUSINESS.

Summary

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009 and is headquartered immediately south of Denver, in Greenwood Village, Colorado. Our primary operations are conducted through our wholly owned subsidiary, NBH Bank, referred to as the "Bank", or "NBH Bank", through which we provide a variety of banking products to both commercial and consumer clients. We service our clients through a network of 104 banking centers as of December 31, 2018, with the majority of those banking centers located in Colorado and the greater Kansas City region, and through online and mobile banking products and services. As of December 31, 2018, we had $5.7 billion in assets, $4.1 billion in loans, $4.5 billion in deposits and $0.7 billion in shareholders’ equity.

The Company was formed through a private offering of our common stock in 2009. As part of our goal of becoming a leading regional community bank holding company, we are pursuing a strategy of organic growth through strong banking relationships with small- and medium-sized businesses and consumers in our markets, complemented by selective acquisitions of financial institutions and other complementary businesses. Our long-term business model utilizes our organic development infrastructure, low-risk balance sheet, continuous operational development and a disciplined acquisition strategy to create value and provide attractive returns.

NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve Bank of Kansas City. Through NBH Bank, we operate under the following brand names: Bank Midwest in Kansas and Missouri; Community Banks of Colorado in Colorado; and Hillcrest Bank in New Mexico, Texas and Utah. We believe that conducting our banking operations under a single state charter streamlines our operations and enables us to more effectively and efficiently execute our growth strategy.

Our Acquisitions

We began banking operations in October 2010 and, as of December 31, 2018, we have completed six bank acquisitions, three of which were FDIC-assisted. All loss share agreements associated with the FDIC-assisted acquisitions were terminated in 2015. We have transformed these six banks into one collective banking operation with strong organic growth, prudent underwriting, and meaningful market share with continued opportunity for expansion. We believe that we have established critical mass in our current markets and have structured acquisitions that limit our credit risk, which positions us for attractive returns.

The following table summarizes certain highlights of our six historic acquisitions, including deposits and assets at fair value as of each acquisition date:

Community Banks
	Peoples	Pine River	of Colorado	Bank of Choice	Bank Midwest	Hillcrest Bank
Date acquired	January 1, 2018	August 1, 2015	October 21, 2011	July 22, 2011	December 10, 2010	October 22, 2010
FDIC-assisted	No	No	Yes	Yes	No	Yes
Loss share	No	No	Yes(1)	No	No	Yes(2)
Banking centers(3)	19	4	40	16	39	9 (and 32 retirement centers)
Deposits (millions)	$ 730	$ 130	$ 1,195	$ 760	$ 2,386	$ 1,234
Assets (millions)	$ 875	$ 142	$ 1,228	$ 950	$ 2,426	$ 1,377
Primary Market	Colorado	Colorado	Colorado	Colorado	Greater Kansas City Region	Greater Kansas City Region

(1)	Commercial loss-share agreement (terminated November 5, 2015).
(2)	Single Family loss-share agreement and Commercial Shared-Loss Agreement (terminated November 5, 2015).
(3)

During 2013, four California banking centers acquired with the Community Banks of Colorado acquisition and 32 retirement centers acquired with the Hillcrest Bank acquisition were closed. During 2015, three banking centers were consolidated in our Bank Midwest network. During 2016, seven banking centers were consolidated in our Community Banks of Colorado network. During 2017, six banking centers were consolidated or sold in our Bank Midwest and Community Banks of Colorado networks. One banking center in our Bank Midwest network was consolidated during 2018.

Peoples Acquisition

On January 1, 2018, the Company closed the acquisition of Peoples, Inc. (“Peoples”), the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. The acquisition strengthened the NBH franchise in the attractive and growing markets along the Colorado Front Range, the greater Kansas City region, including expanding our existing Overland Park, Kansas market and extending into the college town markets of Lawrence and Ottawa, Kansas, and expands the NBH franchise into New Mexico. The transaction was valued at $146.4 million, including $36.2 million of cash consideration, and at the date of acquisition added $875.4 million in assets, $542.7 million in loans held for investment and $729.9 million of low cost deposits. Peoples’ complementary, franchise-centric, retail mortgage platform added significant capabilities with over $1 billion in mortgage production and primarily serving NBH’s markets with additional mortgage offices in Arizona, California and Utah. The acquisition added a solid core deposit base, expanding into New Mexico, with cost of deposits significantly below peers at 0.10%. All operating systems were converted during the first half of 2018. Refer to note 4 – Acquisition Activities for additional details.

All of our acquisitions were accounted for under the acquisition method of accounting, and accordingly, all assets acquired and liabilities assumed were recorded at their respective acquisition date fair values and the fair value discounts/premiums on loans are being accreted over the lives of the loans.

Our Market Area

Our core markets are broadly defined as Colorado, the greater Kansas City region, New Mexico, Texas and Utah. In January 2019, the Company announced its expansion into Utah with a focus on serving commercial and business banking clients in Salt Lake City’s Wasatch Front. We are the second largest banking center network among Colorado-based banks and the fifth largest banking center network in the greater Kansas City MSA among Missouri- and Kansas-based banks ranked by deposits as of June 30, 2018 (the last date as of which data are available), according to S&P Global. Other major MSAs in which we operate include Dallas-Fort Worth-Arlington, Texas, Austin-Round Rock, Texas, and Salt Lake City, Utah.

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

The table below describes certain key demographic statistics regarding our markets:

							Top 3
							competitor
		# of				Median	combined
	Deposits	businesses	Population	Unemployment	Population	household	deposit
	(billions)	(thousands)	(millions)	rate(1)	growth(2)	income	market share
Denver, CO	$83.4	114.9	3.0	3.3%	16.4%	$78,251	55%
Front Range, CO(3)	113.7	182.7	4.7	3.3%	16.5%	75,762	53%
Kansas City, MO-KS MSA	57.4	76.0	2.2	2.7%	7.4%	66,838	43%
Austin, TX	42.3	68.1	2.2	3.2%	27.4%	78,089	56%
Dallas, TX	271.0	240.9	7.6	3.3%	17.9%	69,458	58%
Salt Lake City, UT	38.2	43.2	1.2	2.7%	12.9%	74,919	72%
U.S.				3.5%	6.6%	63,174	55%(4)

(1)	Unemployment data is as of November 30, 2018.
(2)	For the period 2010 through 2018.
(3)	CO Front Range is a population weighted average of the following Colorado MSAs: Denver, Boulder, Colorado Springs, Fort Collins and Greeley.
(4)	Based on U.S. Top 20 MSAs (determined by population).

Source: S&P Global as of December 31, 2018, except Deposits and Top 3 Competitor Combined Deposit Market Shares, which reflects data as of June 30, 2018.

Our Business Strategy

As part of our goal of becoming a leading regional community bank holding company, we seek to continue to generate strong organic growth, as well as pursue selective acquisitions of financial institutions and other complementary businesses. Our focus is on building organic growth through strong banking relationships with small- and medium-sized businesses and consumers in our primary markets, while maintaining a low-risk profile designed to generate reliable income streams and attractive returns. We view our core market areas as Colorado, the greater Kansas City region, New Mexico, Texas and Utah. The key components of our strategic plan are:

•

Focus on client-centered, relationship-driven banking strategy. Our small business and commercial bankers focus on small- and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services. Our business and commercial bankers are supported by treasury management teams in each of their markets, which allows us to more effectively deliver a comprehensive suite of products and services to our business clients and further deepen our banking relationships. Our consumer bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit, online and mobile banking solutions.

•

Expansion of commercial banking, business banking and specialty businesses. We have made significant investments in our commercial relationship managers, as well as developed significant capabilities across our business banking and several specialty commercial banking offerings. Our strategy is to originate a high-quality loan portfolio that is diversified across industries and granular in loan size. We have preferred lender status with the Small Business Administration (“SBA”) providing a leveraged platform for growth in the business lending segment. We believe we are well-positioned to leverage our operating and risk management infrastructure through organic growth, and we intend to continue to add or repurpose our commercial relationship managers to higher growth opportunities and markets in order to drive increased profitability.

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

•

Maintain conservative risk profile and sound risk management practices. Strong risk management is an important element of our operating philosophy. We maintain a conservative risk culture with adherence to mature and seasoned policies across all areas of the organization. We implement self-imposed concentration limits on our loan portfolio to ensure a granular and diverse loan portfolio and protect against downside risk to any particular industry or real estate sector. Our risk management approach seeks to identify, assess and mitigate risk and minimize any resulting losses. We have implemented processes to identify, measure, monitor, report and analyze the types of risk to which we are subject. We believe our risk management policies establish appropriate limitations that allow for the prudent oversight of such risks that include, but are not limited to the following: credit, liquidity, market, operational, legal and compliance, reputational, and strategic and business risk.

•

Pursue disciplined acquisitions or other expansionary opportunities. We expect that acquisitions or other expansionary opportunities will continue to be a component of our growth strategy, and we intend to carefully select opportunities that we believe have stable core franchises, have significant local market share or will add asset generation capabilities or fee income streams while structuring the opportunities to limit risk. Further, we seek transactions that offer opportunities for clear financial benefits with valuations that have acceptable levels of earnings accretion, tangible book value dilution/earn-back, and internal rates of return. We seek to acquire or expand into financial services franchises in markets that exhibit attractive demographic attributes and business growth trends, and we believe that our focus on attractive markets will provide long-term opportunities for organic growth. Our focus is on our primary markets of Colorado, the greater Kansas City region, New Mexico, Texas and Utah, including teams, asset portfolios, specialty commercial finance businesses, and whole banks.

We believe our strategy of strong organic growth through the retention, expansion and development of client-centered relationships and growth through selective acquisitions or other expansionary opportunities in attractive markets provides flexibility regardless of economic conditions. Our established platform for assessing, executing and integrating acquisitions creates opportunities in an economic downturn, and our attractive market factors, franchise scale in our targeted markets and our relationship-centered banking focus create opportunities in an improving economic environment.

Products and Services

Through NBH Bank, our primary business is to offer a full range of traditional banking products and financial services to our commercial, business and consumer clients, who are predominantly located in Colorado, the greater Kansas City region, New Mexico, Texas and Utah. We conduct our banking business through 104 banking centers, with 50 of those located in Colorado, 46 in Kansas and Missouri, six in New Mexico and two in Texas as of December 31, 2018. Our distribution network also includes 128 ATMs as well as fully integrated online banking and mobile banking services. We offer a high level of personalized service to our clients through our relationship managers and banking center associates. We believe that a banking relationship that includes multiple services, such as loan and deposit services, online and mobile banking solutions and treasury management products and services, is the key to profitable and long-lasting client relationships and that our local focus and decision making provide us with a competitive advantage over banks that do not have these attributes.

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

Commercial and Industrial Loans—We originate commercial and industrial loans and leases, including working capital loans, equipment loans, lender finance loans, food and agriculture loans, government and non-profit loans, owner occupied commercial real estate loans and other commercial loans and leases. The terms of these loans vary by purpose and by type of underlying collateral, if any.

Working capital loans generally have terms of up to one year, are usually secured by accounts receivable and inventory and carry the personal guarantees of the principals of the business. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type. In the case of owner-occupied commercial real estate loans, we are usually the primary provider of financial services for the company and/or the principals and the primary source of repayment is through the cash flows generated by the borrowers’ business operations. Owner-occupied commercial real estate loans are typically secured by a first lien mortgage on real property plus assignments of all leases related to the properties. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% or less loan-to-value ratio on owner-occupied properties. As of December 31, 2018, substantially all of our commercial and industrial loans were secured.

Non-Owner Occupied Commercial Real Estate Loans—Non-owner occupied commercial real estate loans (“CRE”) consist of loans to finance the purchase of commercial real estate and development loans. Our non-owner occupied CRE loans include commercial properties such as office buildings, warehouse/distribution buildings, multi-family and retail buildings.  These loans are typically secured by a first lien mortgage or deed of trust, as well as assignments of all related leases.  Underwriting guidelines generally require borrowers to contribute cash equity that results in a 75% or less loan to value ratio.

We seek to reduce the risks associated with commercial mortgage lending by focusing our lending in our primary markets. Although non-owner occupied CRE is not a primary focus of our lending strategy, we have developed teams of dedicated CRE bankers in each of our markets who possess the depth and breadth of both market knowledge and industry expertise, which serves to further mitigate risk of this product type.

Small Business Administration Loans—We offer a range of U.S. Small Business Administration, or SBA loans, to support manufacturers, distributors and service providers targeted to small businesses and entrepreneurs seeking growth capital, working capital, or other capital investments. As a Preferred Lender Provider of the SBA, we are able to expedite SBA loan approval, closing, and servicing functions through delegated authority to underwrite and approve loans on behalf of the SBA. We utilize the SBA 7(a) loan, SBA 504 loan, SBA Express loan, and CAP Line loan programs.

Commercial Deposit Products (including business online and mobile banking)—Our commercial bankers are focused on providing value-added deposit products to our clients that optimize their cash management program. We are focused on full-relationship banking, including banking core operating accounts and ancillary accounts. We also provide our commercial clients with money market accounts and short-term repurchase reserve accounts depending on their individual needs. In addition, we provide a wide array of treasury management solutions to our clients, including: business online and mobile banking, commercial credit card services, wire transfers, automated clearing house services, electronic bill payment, lock box services, remote deposit capture services, merchant processing services, cash vault, controlled disbursements, fraud prevention services through positive pay and other auxiliary services (including account reconciliation, collections, repurchase accounts, zero balance accounts and sweep accounts).

Business, Residential and Consumer Banking

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

All of our newly originated consumer loans are on a direct to consumer basis. We offer a variety of business and consumer loans, including:

Business Loans—Business loans consist of term loans, line of credit, and real estate secured loans. The terms of these loans vary by purpose and by type of underlying collateral, if any. Business loans generally require LTV ratios of not more than 75 percent. Business loans also assist in the growth of our deposits because many business loan borrowers establish noninterest-bearing and interest-bearing demand deposit accounts and treasury management relationships with us. Those deposit accounts help us to reduce our overall cost of funds, and those treasury management relationships provide us with a source of non-interest income.

Residential Real Estate Loans—Residential real estate loans consist of loans secured by the primary or secondary residence of the borrower. These loans consist of closed loans, which are typically amortizing over a 10 to 30-year term. Our loan-to-value (LTV) benchmark for these loans will generally be below 80% at inception unless related to certain internal or government programs where higher LTV’s may be warranted, along with satisfactory debt-to-income ratios. We do not originate or purchase negatively amortizing or sub-prime residential loans. These residential real estate loans are generally originated under terms and conditions consistent with secondary market guidelines. Some of these loans will be placed in the Bank’s loan portfolio; however, a majority are sold in the secondary market and provide a significant source of fee income. The mortgage operation acquired from Peoples added significant residential banking products, servicing capabilities and residential loan origination channels. In addition to the referral business through our existing consumer client base, we have a dedicated team of mortgage bankers who focus origination efforts primarily on new purchase activity and secondarily on refinance activity. We also offer open- and closed-ended home equity loans, which are loans generally secured by second lien positions on residential real estate, and residential construction loans to consumers and builders for the construction of residential real estate.

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

Deposit Products (including online and mobile banking)—We offer a variety of deposit products to our clients, including checking accounts, savings accounts, money market accounts, health savings accounts and other deposit accounts, including fixed-rate, fixed maturity time deposits ranging in terms from 30 days to five years, and individual retirement accounts. We view deposits as an important part of the overall client relationship and believe they provide opportunities to cross-sell other products and services. We intend to continue our efforts to attract low-cost transaction deposits from our client relationships. Consumer deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our banking centers. In order to attract and retain deposits, we rely on providing competitively priced high-quality service and introducing new products and services that meet our clients' needs.

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

Our credit policy also provides detailed procedures for making loans to individual and business clients along with the regulatory requirements to ensure that all loan applications are evaluated subject to our fair lending policy. Our credit policy addresses the common credit standards for making loans to clients, the credit analysis and financial statement requirements, the collateral requirements, including insurance coverage where appropriate, as well as the documentation required. Our ability to analyze a borrower’s current financial health and credit history, as well as the value of collateral as a secondary source of repayment, when applicable, are significant factors in determining the creditworthiness of loans to clients. We require various levels of internal approvals based on the characteristics of such loans, including the size, nature of the exposure and type of collateral, if any. We believe that the procedures required by our credit policies enhance internal responsibility and accountability for underwriting decisions and permit us to monitor the performance of credit decision-making. An integral element of our credit risk management strategy is the establishment and adherence to concentration limits for our portfolio. We have established concentration limits that apply to our portfolio based on product types such as commercial real estate, consumer lending, and various categories of commercial and industrial lending. For more detail on our credit policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Asset Quality.”

Competition

The banking landscape in our primary markets of Colorado, Kansas, Missouri, New Mexico, Texas and Utah is highly competitive and quite fragmented, with many small banks having limited market share while the large out-of-state national and super-regional banks control the majority of deposits and profitable banking relationships. We compete actively with national, regional and local financial services providers, including: banks, thrifts, credit unions, mortgage companies, finance companies and financial technology (“FinTech”) companies.

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a variety of traditional brick and mortar banks and nontraditional alternatives, such as online banks and FinTech companies. Competition among providers is based on many factors. The primary factors driving commercial and consumer competition for loans and deposits are interest rates, the fees charged, client service levels and the range of products and services offered. In addition, other competitive factors include the location and hours of our banking centers, the client service orientation of our associates and the availability of digital banking products and services. We believe the most important of these competitive factors that determine our success are our consumer bankers’ focus on knowing their individual clients in order to best meet their financial needs and our business and commercial bankers’ focus on small- and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services through our banking centers and our digital banking platform.

We recognize that there are banks and other financial services companies with which we compete that have greater financial resources, access to more capital and higher lending capacity and offer a wider range of deposit and lending instruments. However, given our existing capital base, we expect to be able to meet the majority of small- to medium-sized business and consumer credit and depository service needs.

Associates

At December 31, 2018, we had 1,252 full-time associates and 80 part-time associates.

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

Banking statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions and make distributions or pay dividends on our equity securities. They may also require us to provide financial support to any bank that we control, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of NBH Bank or other depository institutions we control.

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

NBH Bank as a Colorado State-Chartered Bank

On December 31, 2015, our bank subsidiary, NBH Bank, N.A., converted to a Colorado state-chartered bank operating under the name of NBH Bank. NBH Bank is also a member of the Federal Reserve Bank of Kansas City. As such, NBH Bank is subject to examination, supervision and regulation by both the Colorado Division of Banking and the Federal Reserve. NBH Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) through the DIF, in the manner and to the extent provided by law. As an insured bank, NBH Bank is subject to the provisions of the Federal Deposit Insurance Act, as amended (the “FDI Act”), and the FDIC’s implementing regulations thereunder, and may also be subject to supervision and examination by the FDIC under certain circumstances.

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

The capital rules require banks and bank holding companies to maintain a minimum common equity tier 1 capital ratio of 4.5%, a total tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. Effective as of January 1, 2019, bank holding companies are required to hold a capital conservation buffer of common equity tier 1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments.

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

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions (generally referred to as “Covered Transactions”) between a bank and its non-bank affiliates. Covered Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank, and Covered Transactions with all affiliates may not exceed, in the aggregate, 20% of the bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from tier 2 capital. The bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with Covered Transactions that are extensions of credit, the bank may be required to hold collateral to provide added security to the bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are Covered Transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding Covered Transactions must be satisfied. As of December 31, 2018, the Company did not have any outstanding Covered Transactions.

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

Anti-Money Laundering Requirements

Under federal law, including the Bank Secrecy Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing associate training program; and testing of the program by an independent audit function. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence, client identification, and recordkeeping, including in their dealings with non-U.S. financial institutions and non-U.S. clients. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

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

The Community Reinvestment Act

The Community Reinvestment Act (“CRA”) is intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.

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

The Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), and FDIC jointly issued a final rule, effective October 10, 1977, that adopted uniform regulations implementing Section 109 of the Riegle-Neal Act. Section 109 prohibits any bank from establishing or acquiring a branch or branches outside of its home state primarily for the purpose of deposit production. Congress enacted Section 109 to ensure that interstate branches would not take deposits from a community without the bank reasonably helping to meet the credit needs of that community.

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

2018 Regulatory Reform

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as NBH Bank, and their holding companies.

EGRRCPA, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent (currently proposed at 9 percent). Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. A major effect of this change is to exclude such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, EGRRCPA includes regulatory relief for community banks regarding the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

The OCC, the Federal Reserve Board and the FDIC also adopted a rule providing banking organizations with the option to phase in over a three-year period the day-one regulatory capital impact that may result from the adoption of ASU 2016-13,

Measurement of Credit Losses on Financial Instruments, the new current expected credit loss methodology accounting under U. S. GAAP.  See further discussion of ASU 2016-13 in note 3.

It is difficult at this time to predict when or how any new standards under EGRRCPA or other recent rules will ultimately be applied to us or what specific impact it and the yet-to-be-finalized implementing rules and regulations will have on community banks.

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

Item 1A.    RISK FACTORS

Risks Relating to Our Banking Operations

We are still a relatively young Company with a limited and complex operating history from which investors can evaluate our past financial and operating performance.

Because our banking operations began in late 2010, and because our acquisitions in 2010 and 2011 were of failed or troubled banks, we have a limited operating history upon which investors can evaluate our recent performance to historical performance. The business models and experiences of the depository institutions we have acquired to date, specifically our 2010 and 2011 acquisitions, may not be reflective of our plans. More importantly, because a portion of the loans and OREO we acquired were marked to fair value at the time of our acquisitions, we believe that the historical financial results of the acquisitions are less useful to an evaluation of our future prospects and financial and operating performance.

Certain other factors may also make it difficult for investors to evaluate our future prospects and financial and operating performance, including, among others:

•

our current asset mix is not fully representative of our anticipated future asset mix, which may change as we continue to undertake organic loan origination and banking activities and pursue future acquisitions;

•

the income we report from certain acquired assets due to loan discounts and accretable yield may be higher than the returns available in the current market and, if we are unable to make new performing loans and acquire other performing assets in sufficient volume, we may be unable to generate the earnings necessary to implement our growth strategy;

•	our excess cash reserves and liquid investment securities portfolio may not be representative of our future cash position; and
•

our historical cost structure and capital expenditure requirements are not necessarily reflective of our anticipated cost structure and capital spending as we continue to identify efficiencies and operate our organic banking platform.

Changes in general business and economic conditions could materially and adversely affect us.

Our business and operations are sensitive to general business and economic conditions in the United States and in our core markets of Colorado, the greater Kansas City region, New Mexico, Texas and Utah. If the economies in our core markets, or the U.S. economy more generally, experience worsening economic conditions, including industry-specific conditions, we could be materially and adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines and lower home sales and commercial activity, and further or prolonged pressure on energy prices. All of these factors would be detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us.

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

As a lender, we are exposed to the risk that our clients will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the ability of borrowers to repay their loans and, if applicable, the period of time over which the loan is repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses. A decline in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans resulting in greater charge-offs in future periods, as well as adversely impact mortgage loan originations and gains on sale of mortgage loans. A decline in commercial real estate values would likewise adversely affect the value of collateral securing certain commercial loans and result in greater charge-offs in future periods. Declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could materially and adversely affect us.

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

We service the loans held on our balance sheet, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements which may further adversely affect us. In addition, our failure to comply with these laws and regulations could possibly lead to: civil and criminal liability; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us.

Small Business Administration lending is an important and growing part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status.

If we were to lose our status as an SBA Preferred Lender, we may lose new opportunities, and a limited number of existing SBA loans, to lenders who are SBA Preferred Lenders. In addition, any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, changes to program-specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress, may have a material adverse effect on our SBA lending program.  In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or collect on guarantees in the event a borrower defaults on its obligations, and could materially adversely affect our SBA lending business.

If we violate U.S. Department of Housing and Urban Development (“HUD”) lending requirements or if the federal government shuts down or otherwise fails to fully fund the federal budget, our commercial FHA origination business could be adversely affected.

We originate, sell and service loans under FHA insurance programs, and make certifications regarding compliance with applicable requirements and guidelines. If we were to violate these requirements and guidelines, or other applicable laws, or if the FHA loans we originate show a high frequency of loan defaults, we could be subject to monetary penalties and indemnification claims, and could be declared ineligible for FHA programs. Any inability to engage in our commercial FHA origination and servicing business would lead to a decrease in our net income.

In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time in recent years. Federal governmental entities, such as HUD, that rely on funding from the federal budget, could be adversely affected in the event of a government shutdown, which could have a material adverse effect on our commercial FHA origination business and our results of operations.

The fair value of our investment securities can fluctuate due to market conditions outside of our control.

We have historically taken a conservative investment strategy with our securities portfolio, with concentrations of securities that are primarily backed by government sponsored enterprises. In the future, we may seek to increase yields through different strategies, which may include a greater percentage of corporate securities and structured credit products. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. These factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

Reforms to and uncertainty regarding LIBOR and certain other indices may adversely affect our business.

The U.K. Financial Conduct Authority announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. This announcement, in conjunction with financial benchmark reforms more generally and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices that are used as interest rate “benchmarks.” These actions and uncertainties may have the effect of triggering future changes in the rules or methodologies used to calculate benchmarks or lead to the discontinuance or unavailability of benchmarks. Uncertainty as to the nature and effect of such reforms and actions, and the potential or actual discontinuance of benchmark quotes, may adversely affect our financial condition or results of operations, including the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including any LIBOR-based securities, loans and derivatives. Furthermore, there can be no assurances that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that may have an unpredictable impact on contractual mechanics (including, but not limited to, interest rates to be paid to or by us), which may also result in adversely affecting our financial condition or results of operations.

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

A failure in or breach of our security systems or infrastructure, or those of our third-party providers, could result in financial losses to us or in the disclosure or misuse of confidential or proprietary information, including client information, and could have a material adverse effect on us, or noncompliance with evolving privacy and data protection laws could have a material adverse effect on us.

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

Our growth and expansion may also subject us to evolving laws and regulations regarding privacy and data protections, including the EU General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices, or that is inconsistent with one another. If personal, confidential or proprietary information of customers or clients in our possession is mishandled or misused, we may face regulatory, reputational and operational risks which could have an adverse effect on our financial condition and results of operations.

The value of our mortgage servicing rights can decline during periods of falling interest rates, and we may be required to take a charge against earnings for the decreased value.

A mortgage servicing right (“MSR”) is the right to service a mortgage loan for a fee. We capitalize MSRs when we originate mortgage loans and retain the servicing rights after we sell the loans. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate our MSRs for impairment based on the difference between the carrying amount and fair value, and, if a temporary impairment exists, we establish a valuation allowance through a charge that negatively affects our earnings.

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

Risks Relating to our Growth Strategy

We may not be able to effectively manage our growth or other expansionary activity.

Our expansionary activity, whether through de novo branching, acquisitions or organic growth has placed, and it may continue to place, significant demands on our operations and management. The success of our expansionary activity is dependent upon our ability to:

•

continue to implement and improve our operational, credit, financial, legal, management and other internal risk controls and processes and our reporting systems and procedures in order to manage a growing number of client relationships;

•	scale our technology platform;
•	integrate our acquisitions and develop consistent policies throughout the various lines of businesses;
•	attract and retain the client base; and
•	attract and retain management talent.

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

Several provisions still require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The changes resulting from the Dodd-Frank Act have limited our business activities, required changes to certain of our business practices, imposed upon us more stringent capital, liquidity and leverage requirements or otherwise materially and may continue to adversely affect us. Failure to comply with the requirements could also materially and adversely affect us. Furthermore, additional uncertainties surrounding the Dodd-Frank Act, its implementation, and enforcement persist as a result of the current presidential administration. Any changes in the laws or regulations or their interpretations could be materially adverse to investors in our common stock.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

None

Item 2.       PROPERTIES.

Our principal executive offices are located in the Denver Tech Center area immediately south of Denver, Colorado. We also have approximately 70,000 square feet of office and operations space in Kansas City, Missouri. At December 31, 2018, we operated 50 banking centers in Colorado, 46 in Kansas and Missouri, six in New Mexico and two in Texas. Of these banking centers, 31 locations were leased and 73 were owned.

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

Item 4.       MINE SAFETY DISCLOSURES.

None.

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Shares of the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NBHC”. The following table presents the cash dividends paid for the periods indicated:

Quarter	2018	2017
Fourth	$0.17	$0.09
Third	0.14	0.09
Second	0.14	0.09
First	0.09	0.07
Total	$0.54	$0.34

In October 2012, the Company commenced the payment of a $0.05 per share quarterly cash dividend to holders of its common stock. As of December 31, 2018, the quarterly cash dividend was $0.17 per share, representing a cumulative increase of 240% within six years.

Performance Graph

The following graph presents a comparison of the Company’s performance to the indices named below. It assumes $100 invested on December 31, 2013, with dividends invested on a total return basis.

Total Return Performance
NBHC
KBW Regional Banking Index
Russell 2000 Index
Index Value
235
230
225
220
215
210
205
200
195
190
185
180
175
170
165
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
85
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
NBHC	100.00	104.31	116.00	174.77	179.62	173.45
KBW Regional Banking Index	100.00	150.39	159.41	221.77	225.78	186.30
Russell 2000 Index	100.00	145.62	139.19	168.81	193.50	172.16

The following table sets forth information about our repurchases of our common stock during the fourth quarter of 2018:

Maximum number
			Total number of	(or approximate dollar
			shares (or units)	value) of shares (or
	Total number	Average	purchased as part of	units) that may yet be
	of shares (or	price paid per	publicly announced	purchased under the
Period	units) purchased	share (or unit)	plans or programs	plans or programs (2)
October 1 - October 31, 2018(1)	3,514	$34.58	—	$12,562,825
Total	3,514	$34.58	—	$12,562,825

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On August 5, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $12,562,825 remained available for purchase at December 31, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

During the second quarter of 2014, shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons. As of December 31, 2018, the aggregate number of Company common stock available for issuance under the 2014 Plan was 5,254,682 shares.

During the second quarter of 2015, shareholders approved the Company’s 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year or 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. As of December 31, 2018, the aggregate number of Company common stock available for issuance under the ESPP was 342,644 shares.

See note 16 to the consolidated financial statements for further detail related to these equity compensation plans.

Number of
	Number of securities to be	Weighted-average	securities remaining
	issued upon exercise of	exercise price of	available for future
	outstanding options,	outstanding options,	issuance under equity
Plan Category	warrants and rights	warrants and rights	compensation plans
Equity plans approved by security holders	1,264,876	$22.33	5,597,326
Equity plans not approved by security holders	—	—	—
Total	1,264,876	$22.33	5,597,326

Item 6.       SELECTED FINANCIAL DATA.

The following table sets forth summary selected historical financial information as of and for the five years ended December 31, 2018. The summary selected historical consolidated financial information set forth below is derived from our audited consolidated financial statements.

The summary of selected historical consolidated financial data set forth below is derived from our audited consolidated financial statements and should be read together with the related notes thereto as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Such information is not necessarily indicative of anticipated future results. All amounts are presented in thousands, except share data, or as otherwise noted.

Summary of Selected Historical Consolidated Financial Data

	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$109,556	$257,364	$152,736	$166,092	$256,979
Investment securities available-for-sale (at fair value)	791,102	855,345	884,232	1,157,246	1,479,214
Investment securities held-to-maturity	235,398	258,730	332,505	427,503	530,590
Non-marketable securities	27,555	15,030	14,949	22,529	27,045
Loans (1)	4,092,308	3,178,947	2,860,921	2,587,673	2,162,409
Allowance for loan losses	(35,692)	(31,264)	(29,174)	(27,119)	(17,613)
Loans, net	4,056,616	3,147,683	2,831,747	2,560,554	2,144,796
Loans held for sale	48,120	4,629	24,187	13,292	5,146
FDIC indemnification asset, net	—	—	—	—	39,082
Other real estate owned	10,596	10,491	15,662	20,814	29,120
Premises and equipment, net	109,986	93,708	95,671	103,103	106,341
Goodwill and other intangible assets, net	128,497	61,237	66,579	72,059	76,513
Other assets	159,240	139,248	154,778	140,716	124,820
Total assets	$5,676,666	$4,843,465	$4,573,046	$4,683,908	$4,819,646
Deposits	$4,535,621	$3,979,559	$3,868,649	$3,840,677	$3,766,188
Other liabilities	446,039	331,499	168,208	225,687	258,883
Total liabilities	4,981,660	4,311,058	4,036,857	4,066,364	4,025,071
Total shareholders’ equity	695,006	532,407	536,189	617,544	794,575
Total liabilities and shareholders’ equity	$5,676,666	$4,843,465	$4,573,046	$4,683,908	$4,819,646

(1)	Total loans are net of unearned discounts and deferred fees and costs.

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Interest income	$221,391	$164,421	$160,448	$171,407	$184,662
Interest expense	23,954	18,115	14,808	14,462	14,413
Net interest income	197,437	146,306	145,640	156,945	170,249
Provision for loan losses	5,197	12,972	23,651	12,444	6,209
Net interest income after provision for loan losses	192,240	133,334	121,989	144,501	164,040
Non-interest income	70,775	39,205	40,027	21,448	(1,696)
Non-interest expense	189,334	136,677	136,009	158,024	150,003
Income before income taxes	73,681	35,862	26,007	7,925	12,341
Income tax expense	12,230	21,283	2,947	3,044	3,165
Net income	$61,451	$14,579	$23,060	$4,881	$9,176
Share Information(1):
Income per share, basic	$2.00	$0.54	$0.81	$0.14	$0.22
Income per share, diluted	$1.95	$0.53	$0.79	$0.14	$0.22
Dividends paid	$0.54	$0.34	$0.22	$0.20	$0.20
Book value per share	$22.59	$19.81	$20.32	$20.34	$20.43
Tangible common book value per share(2)	$18.77	$17.94	$18.15	$18.22	$18.63
Total shareholders' equity to total assets	12.24%	10.99%	11.72%	13.18%	16.49%
Tangible common equity to tangible assets(2)	10.39%	10.06%	10.61%	11.98%	15.25%
Weighted average common shares outstanding, basic	30,748,234	26,928,763	28,313,061	34,349,996	42,404,609
Weighted average common shares outstanding, diluted	31,430,074	27,709,659	29,091,343	34,363,487	42,421,014
Common shares outstanding	30,769,063	26,875,585	26,386,583	30,358,509	38,884,953

(1)

Per share information is calculated based on the aggregate number of our shares of Class A common stock and Class B non-voting common stock outstanding. During 2015, all Class B shares were either repurchased by the Company or converted to Class A common shares.

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

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
Key Ratios
Return on average assets	1.10%	0.31%	0.50%	0.10%	0.19%
Return on average tangible assets(1)	1.15%	0.38%	0.57%	0.17%	0.26%
Return on average tangible assets, adjusted(1)(8)	1.26%	0.82%	0.57%	0.17%	0.26%
Return on average equity	9.28%	2.67%	3.95%	0.70%	1.07%
Return on average tangible common equity(1)	11.60%	3.61%	5.04%	1.29%	1.58%
Return on average tangible common equity, adjusted(1)(8)	12.76%	7.75%	5.04%	1.29%	1.58%
Loans to deposits ratio (end of period)	90.23%	80.00%	74.58%	67.72%	57.55%
Non-interest bearing deposits to total deposits (end of period)	23.64%	22.68%	21.89%	21.22%	19.45%
Net interest margin(3)	3.85%	3.36%	3.39%	3.54%	3.83%
Net interest margin FTE(1)(3)(8)	3.93%	3.50%	3.49%	3.60%	3.85%
Interest rate spread FTE(4)(8)	3.77%	3.35%	3.38%	3.48%	3.72%
Yield on earning assets(2)	4.31%	3.78%	3.74%	3.86%	4.15%
Yield on earning assets FTE(1)(2)(8)	4.40%	3.91%	3.84%	3.92%	4.17%
Cost of interest bearing liabilities(2)	0.63%	0.56%	0.46%	0.44%	0.45%
Cost of deposits	0.45%	0.41%	0.36%	0.36%	0.37%
Non-interest income (loss) to total revenue FTE	25.95%	20.49%	21.09%	11.84%	(1.00)%
Non-interest expense to average assets	3.38%	2.90%	2.92%	3.27%	3.08%
Efficiency ratio	69.78%	70.80%	70.30%	85.55%	85.82%
Efficiency ratio FTE(1)(8)	68.64%	68.63%	68.79%	84.28%	85.35%

Total Loans Asset Quality Data(5)(6)(7)
Non-performing loans to total loans	0.60%	0.66%	1.07%	0.99%	0.50%
Non-performing assets to total loans and OREO	0.85%	0.99%	1.61%	1.81%	1.86%
Allowance for loan losses to total loans	0.87%	0.98%	1.02%	1.05%	0.81%
Allowance for loan losses to non-performing loans	145.94%	148.88%	94.98%	105.74%	162.89%
Net charge-offs to average loans	0.02%	0.36%	0.80%	0.12%	0.05%

(1)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation below.
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
(8)

Presented on a fully taxable equivalent basis using the statutory rate of 21% for 2018 and 35% for prior years. The taxable equivalent adjustments included above are $4,482, $5,852, $4,081, $2,695, and $930 for the years ended 2018, 2017, 2016, 2015, and 2014, respectively.

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity,” “tangible common equity to tangible assets,” “adjusted non-interest expense,” “adjusted non-interest expense to average assets,” “adjusted net income,” “adjusted earnings per share - diluted,” “adjusted return on average tangible assets,” “adjusted return on average tangible common equity,” and “fully taxable equivalent (FTE)” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenses or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows.

Tangible Common Book Value Ratios

	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
Total shareholders’ equity	$695,006	$532,407	$536,189	$617,544	$794,575
Less: goodwill and core deposit intangible assets, net	(124,941)	(61,237)	(66,580)	(72,060)	(76,513)
Add: deferred tax liability related to goodwill	7,327	10,873	9,323	7,772	6,222
Tangible common equity (non-GAAP)	$577,392	$482,043	$478,932	$553,256	$724,284

Total assets	$5,676,666	$4,843,465	$4,573,046	$4,683,908	$4,819,646
Less: goodwill and core deposit intangible assets, net	(124,941)	(61,237)	(66,580)	(72,060)	(76,513)
Add: deferred tax liability related to goodwill	7,327	10,873	9,323	7,772	6,222
Tangible assets (non-GAAP)	$5,559,052	$4,793,101	$4,515,789	$4,619,620	$4,749,355

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	12.24%	10.99%	11.72%	13.18%	16.49%
Less: impact of goodwill and core deposit intangible assets, net	(1.85)%	(0.93)%	(1.11)%	(1.20)%	(1.24)%
Tangible common equity to tangible assets (non-GAAP)	10.39%	10.06%	10.61%	11.98%	15.25%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$577,392	$482,043	$478,932	$553,256	$724,284
Divided by: ending shares outstanding	30,769,063	26,875,585	26,386,583	30,358,509	38,884,953
Tangible common book value per share (non-GAAP)	$18.77	$17.94	$18.15	$18.22	$18.63

Tangible common book value per share, excluding accumulated other comprehensive loss (income) (AOCI) calculations:
Tangible common equity (non-GAAP)	$577,392	$482,043	$478,932	$553,256	$724,284
Accumulated other comprehensive loss (income), net of tax	11,275	6,242	1,762	(95)	(5,839)
Tangible common book value, excluding AOCI, net of tax (non-GAAP)	588,667	488,285	480,694	553,161	718,445
Divided by: ending shares outstanding	30,769,063	26,875,585	26,386,583	30,358,509	38,884,953
Tangible common book value per share, excluding AOCI, net of tax (non-GAAP)	$19.13	$18.17	$18.22	$18.22	$18.48

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
Net income	$61,451	$14,579	$23,060	$4,881	$9,176
Add: impact of core deposit intangible amortization expense, after tax	1,649	3,259	3,343	3,295	3,260
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$63,100	$17,838	$26,403	$8,176	$12,436

Average assets	$5,607,532	$4,705,241	$4,651,953	$4,831,070	$4,867,929
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(118,546)	(52,958)	(59,977)	(66,549)	(73,074)
Average tangible assets (non-GAAP)	$5,488,986	$4,652,283	$4,591,976	$4,764,521	$4,794,855

Average shareholders' equity	$662,420	$546,716	$583,686	$701,476	$860,691
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(118,546)	(52,958)	(59,977)	(66,549)	(73,074)
Average tangible common equity (non-GAAP)	$543,874	$493,758	$523,709	$634,927	$787,617

Return on average assets	1.10%	0.31%	0.50%	0.10%	0.19%
Return on average tangible assets (non-GAAP)	1.15%	0.38%	0.57%	0.17%	0.26%
Return on average equity	9.28%	2.67%	3.95%	0.70%	1.07%
Return on average tangible common equity (non-GAAP)	11.60%	3.61%	5.04%	1.29%	1.58%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
Interest income	$221,391	$164,421	$160,448	$171,407	$184,662
Add: impact of taxable equivalent adjustment	4,482	5,852	4,081	2,695	930
Interest income FTE (non-GAAP)	$225,873	$170,273	$164,529	$174,102	$185,592

Net interest income	$197,437	$146,306	$145,640	$156,945	$170,249
Add: impact of taxable equivalent adjustment	4,482	5,852	4,081	2,695	930
Net interest income FTE (non-GAAP)	$201,919	$152,158	$149,721	$159,640	$171,179

Average earning assets	$5,131,694	$4,353,320	$4,290,171	$4,439,139	$4,446,903
Yield on earning assets	4.31%	3.78%	3.75%	3.86%	4.15%
Yield on earning assets FTE (non-GAAP)	4.40%	3.91%	3.84%	3.92%	4.17%
Net interest margin	3.85%	3.36%	3.39%	3.54%	3.83%
Net interest margin FTE (non-GAAP)	3.93%	3.50%	3.49%	3.60%	3.85%

Efficiency Ratio

	As of and for the year ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Net interest income	$197,437	$146,306	$145,640	$156,945	$170,249
Add: impact of taxable equivalent adjustment	4,482	5,852	4,081	2,695	930
Net interest income, FTE (non-GAAP)	$201,919	$152,158	$149,721	$159,640	$171,179

Non-interest income	$70,775	$39,205	$40,027	$21,448	$(1,696)

Non-interest expense	$189,334	$136,677	$136,009	$158,024	$150,003
Less: core deposit intangible asset amortization	(2,170)	(5,342)	(5,480)	(5,401)	(5,344)
Non-interest expense, adjusted for core deposit intangible asset amortization	$187,164	$131,335	$130,529	$152,623	$144,659

Efficiency ratio	69.78%	70.80%	70.30%	85.55%	85.82%
Efficiency ratio FTE (non-GAAP)	68.64%	68.63%	68.79%	84.28%	85.35%

Adjusted Financial Results

	As of and for the years ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Adjustments to net income:
Net income	$61,451	$14,579	$23,060	$4,881	$9,176
Adjustments(1)	6,321	20,430	—	—	—
Adjusted net income (non-GAAP)	$67,772	$35,009	$23,060	$4,881	$9,176

Adjustments to earnings (loss) per share:
Earnings per share	$1.95	$0.53	$0.79	$0.14	$0.22
Adjustments(1)	0.21	0.73	—	—	—
Adjusted earnings per share - diluted (non-GAAP)	$2.16	$1.26	$0.79	$0.14	$0.22

Adjustments to return on average tangible assets:
Adjusted net income (non-GAAP)	$67,772	$35,009	$23,060	$4,881	$9,176
Add: impact of core deposit intangible amortization expense, after tax	1,649	3,259	3,343	3,295	3,260
Net income adjusted for impact of core deposit intangible amortization expense, after tax	69,421	38,268	26,403	8,176	12,436
Average tangible assets (non-GAAP)	5,488,986	4,652,283	4,591,976	4,764,521	4,794,855
Adjusted return on average tangible assets (non-GAAP)	1.26%	0.82%	0.57%	0.17%	0.26%

Adjustments to return on average tangible common equity:
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$69,421	$38,268	$26,403	$8,176	$12,436
Average tangible common equity (non-GAAP)	543,874	493,758	523,709	634,927	787,617
Adjusted return on average tangible common equity (non-GAAP)	12.76%	7.75%	5.04%	1.29%	1.58%

(1) Adjustments:
Non-interest expense adjustments:
Acquisition-related(2)	$7,957	$2,691	$—	$—	$—
Tax reform bonus(3)	—	491	—	—	—
Total non-interest expense adjustments (non-GAAP)	$7,957	$3,182	$—	$—	$—

Total pre-tax adjustments (non-GAAP)	$7,957	$3,182	$—	$—	$—
Collective tax expense impact	(1,636)	(1,209)	—	—	—
Deferred tax asset remeasurement	—	18,457	—	—	—
Adjustments (non-GAAP)	$6,321	$20,430	$—	$—	$—

(2)	Represents non-recurring acquisition expenses in 2018 and 2017 related to the Peoples acquisition.
(3)	Represents a special $1,000 bonus payment to 491 associates made in connection with the Tax Cuts and Jobs Act enacted in 2017.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the years ended December 31, 2018, 2017, and 2016, and with the other financial and statistical data presented in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building strong banking relationships with small- to medium-sized businesses and consumers, while maintaining a low risk profile designed to generate reliable income streams and attractive returns. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We believe that our established presence in core markets that are outperforming national averages positions us well for growth opportunities. As of December 31, 2018, we had $5.7 billion in assets, $4.1 billion in loans, $4.5 billion in deposits and $0.7 billion in equity.

Operating Highlights and Key Challenges

Beginning in the first quarter 2018, loans previously referred to as "non 310-30 loans" are referred to as "originated and acquired loans," which include originated loans and acquired loans not accounted for under ASC 310-30. No amounts were reclassified resulting from this change in terminology.

On January 1, 2018, the Company completed its acquisition of Peoples, Inc. (“Peoples”), the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. At the close of the acquisition, the Company acquired 20 banking centers located in the highly-attractive and geographically-relevant markets of Colorado Springs in Colorado, Overland Park and Lawrence in Kansas, and Taos and Albuquerque in New Mexico, and an in-market mortgage origination business. At the acquisition date, $842 million was added to total assets, net of Federal Home Loan Bank (“FHLB”) payoffs, $543 million in loans and $730 million in deposits. The merger consideration totaled $146.4 million and consisted of $110.2 million in Company stock and $36.2 million in cash. All operating systems were converted during the first half of 2018.

Increased profitability and returns

•

Net income was $61.5 million, or $1.95 per diluted share, for 2018, compared to net income of $14.6 million, or $0.53 per diluted share, for 2017. Net income during 2018 included $6.3 million, after tax, of expenses related to the acquisition of Peoples. Adjusting for these expenses, net income would have been $67.8 million, or $2.16 per diluted share.

•

The return on average tangible assets was 1.15% for 2018, compared to 0.38% for 2017. Adjusting for the one-time expense items above, the return on average tangible assets was 1.26% for 2018, compared to 0.82% for 2017.

•

The return on average tangible common equity was 11.60% for 2018, compared to 3.61% for 2017. Adjusting for the one-time expense items above, the return on average tangible common equity was 12.76% for 2018, compared to 7.75% for 2017.

Strategic execution

•	Completed the acquisition of Peoples on January 1, 2018.
•	Announced expansion into Utah in January 2019, with a focus on serving commercial and business banking clients in the Salt Lake City’s Wasatch Front.

•

Originated loans and acquired loans exceeded $4.0 billion for the first time in the Company’s history at December 31, 2018, increasing $963.1 million, or 31.5%, since prior year led by originated and acquired commercial loan growth of $779.0 million, or 42.2%.

•

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans and all concentration levels remain well below our self-imposed limits.

•

Continued to build and deepen relationships with our clients resulting in strong average deposit growth of $717.7 million since December 31, 2017, due in part to the Peoples acquisition as well as to demand, savings, and money market deposit (“transaction deposits”) growth during the period.

Loan portfolio

•

Total loans ended the year at $4.1 billion and increased $913.4 million, or 28.7%, since December 31, 2017, driven by the Peoples acquisition and new loan originations of a record $1.2 billion, led by commercial and industrial loan originations of $909.6 million.

•	Originated loans increased $615.6 million, or 20.8%, due to a 35.4% increase in commercial loans, partially offset by expected payoffs of non-owner occupied commercial real estate.

Credit quality

•

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual TDRs) were 0.60% of total loans at December 31, 2018 compared to 0.66% at December 31, 2017. Non-performing assets to total loans and OREO totaled 0.85% at December 31, 2018 compared to 0.99% at December 31, 2017.

•	Net charge-offs totaled 0.02%, compared to 0.36% in the prior year.
•

Provision for loan losses on originated and acquired loans totaled $5.0 million during 2018, compared to $13.1 million in the prior year, a decrease of $8.1 million. The current provision was recorded to support the increase in originated loans.

Client deposit funded balance sheet

•

Total deposits averaged $4.6 billion during the fourth quarter of 2018, increasing $600.2 million, or 14.9%, compared to the fourth quarter of 2017. The increase was driven by $729.9 million in total deposits added on January 1, 2018 from the Peoples acquisition, coupled with transaction deposit growth.

•	Demand deposits averaged $1.1 billion during the fourth quarter of 2018 and grew $170.8 million, or 18.3%, compared to the fourth quarter of 2017 due to organic growth and the Peoples acquisition.
•	Average transaction deposits totaled $3.5 billion during the fourth quarter of 2018, increasing $629.1 million, or 21.8%, for the fourth quarter of 2018 compared to the fourth quarter of 2017.
•

Time deposits averaged $1.1 billion during the fourth quarter of 2018, decreasing $28.9 million, compared to the fourth quarter of 2017. An increase from the Peoples acquisition was offset by a decrease from legacy accounts.

•

The mix of transaction deposits to total deposits improved to 76.2% at December 31, 2018 from 71.9% at December 31, 2017 due to the Peoples acquisition and our continued focus on developing long-term banking relationships.

•	Cost of deposits totaled 0.45%, increasing from 0.41% in the prior year, due to higher cost of savings, money market and time deposits.

Revenues

•	Fully taxable equivalent (FTE) net interest income totaled $201.9 million and increased $49.8 million, or 32.7% compared to prior year.
•

The FTE net interest margin widened 0.43% to 3.93% from 2017 as the yield on earning assets increased 0.49%, led by a 0.44% increase in the originated portfolio yields due to short-term rate increases, partially offset by an increase in the cost of deposits of 0.04%. Our ability to maintain a low deposit beta during 2018 was a key contributor in the expansion of our net interest margin.

•	Non-interest income totaled $70.8 million, increasing $31.6 million from prior year primarily due to the Peoples acquisition.

Expenses

•

Non-interest expense totaled $189.3 million, representing an increase of $52.7 million from prior year, primarily driven by the Peoples acquisition. Included in 2018 were $8.0 million of pre-tax acquisition costs compared to $3.2 million for the year ended December 31, 2017.

•

Income tax expense totaled $12.2 million during 2018 compared to $21.3 million during 2017, a decrease of $9.1 million. Included in income tax expense was $1.3 million and $4.2 million of tax benefits from stock compensation activity during 2018 and 2017, respectively. In addition, income tax expense during 2017 included an $18.5 million non-cash, one-time charge related to the deferred tax asset re-measurement, due to the Tax Cuts and Jobs Act (the “Act”). Adjusting for the above mentioned stock compensation activity and deferred tax assets re-measurement, the effective tax rate for 2018 would be 18.3% compared to an adjusted 2017 rate of 19.7%.

Strong capital position

•

Capital ratios are strong as our capital position remains in excess of federal bank regulatory thresholds. As of December 31, 2018, our consolidated tier 1 leverage ratio was 10.5% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 12.9%.

•

At December 31, 2018, common book value per share was $22.59, while tangible common book value per share was $18.77, or $19.40 after consideration of the excess accretable yield value of $0.63 per share.

•	Since early 2013, we have repurchased 26.6 million shares, or 50.9% of the outstanding shares, at an attractive weighted average price of $20.03 per share.

Key Challenges

There are a number of significant challenges confronting us and our industry. We began banking operations in 2010 by acquiring distressed financial institutions, and sought to rebuild them and implement operational efficiencies across the enterprise as a whole. We face continual challenges implementing our business strategy, including growing the assets, particularly loans, and deposits of our business amidst intense competition, raising interest rates from an extended low interest rate environment, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive environment.

General economic conditions remained stable in 2018. Residential real estate values remain strong in our markets and nationally, with many markets, including Denver, hitting new post-crisis highs. Commercial real estate property fundamentals also remain strong, with stable occupancy and increasing lease rates, along with cyclically low capitalization rates leading to increasing valuations. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

The agriculture industry is in the fourth year of depressed commodity prices. Our food and agriculture portfolio is only 5.6% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 23.1% of the food and agriculture loan portfolio. We have maintained relationships with agriculture clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our originated and acquired loans outstanding portfolio at December 31, 2018 totaled $4.0 billion, representing an increase of $963.1 million, or 31.5% compared to December 31, 2017, driven by Peoples acquired loans and a record $1.2 billion in loan originations in 2018, partially offset by loan paydowns and payoffs during 2018. Our 310-30 loans have produced higher yields than our originated and acquired loans, due to accretion of fair value adjustments. During 2018, our weighted average rate on new loans funded at the time of origination was 5.20% (fully taxable equivalent), compared to the weighted average yield of our originated loan portfolio of 4.50% (fully taxable equivalent). Fully taxable equivalent net interest income reached an inflection point in the second quarter of 2017 and continued through the fourth quarter of 2018 as the yields and volumes of originated and acquired loans outpaced the decrease in higher yielding 310-30 loan balances. The inflection point was driven by both the strong new loan originations as well as the short-term market rate increases in 2017 and 2018. Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans.

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

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the accounting for acquired loans and the determination of the ALL. These critical accounting policies and estimates are summarized below, and are further analyzed with other significant accounting policies in note 2 – Summary of Significant Accounting Policies in the notes to our consolidated financial statements for the year ended December 31, 2018.

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

A significant portion of the loans acquired in the Hillcrest Bank, Bank of Choice, and Community Banks of Colorado acquisitions had deteriorated credit quality at the date of acquisition and management accounted for all loans acquired through these acquisitions under ASC 310-30 (with the exception of loans with revolving privileges, which were outside the scope of ASC 310-30). These loans are grouped into pools based on purpose and/or type of loan, geography and risk rating, and take into account the sources of repayment and collateral. Each pool is accounted for as a single loan for which the integrity is maintained throughout the life of the asset. When a pool exhibits evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in the expected future cash flows compared to the contractual amount due is recognized as a non-accretable difference. Any excess of the expected future cash flows over the acquisition date fair value is known as the accretable discount, or accretable yield, and through accretion is recognized as interest income over the remaining life of the respective pool. Contractual fees not expected to be collected are not included in ASC 310-30 contractual cash flows. Should fees be subsequently collected, the cash flows are accounted for as originated and acquired fee income in the period they are received. Loans that meet the criteria for non-accrual of interest at the time of acquisition may be considered performing at and subsequent to acquisition, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected.  If the timing and expected cash flows of a pool cannot be reasonably estimated, that pool may be placed on non-accrual status, the accretion of income will cease, and interest income will be recognized on a cash basis. In addition, a pool will be accounted for on a cash basis to the extent the remaining discount on the pool is equal its unpaid principal balance.

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

Financial Condition

Total assets increased to $5.7 billion at December 31, 2018 from $4.8 billion at December 31, 2017. Total loans were $4.1 billion at December 31, 2018, and grew $913.4 million, or 28.7% from December 31, 2017. Originated and acquired loans outstanding totaled $4.0 billion and increased $963.1 million, or 31.5%, from December 31, 2017 driven by the Peoples acquisition and originated loan growth. We originated a record $1.2 billion in loans during 2018, led by commercial originations of $909.6 million. The acquired 310-30 loan portfolio declined $49.7 million, or 41.2%, from December 31, 2017. During 2018, loans held for sale grew $43.5 million compared to 2017 due to the addition of the Peoples mortgage business. Cash and cash equivalents totaled $109.6 million and decreased $147.8 million, or 57.4%, from December 31, 2017 due to cash held for the Peoples acquisition at December 31, 2017 and cash used to fund loan growth. The investment securities portfolio decreased $87.6 million, or 7.9%, to $1.0 billion at December 31, 2018, due to paydowns within the portfolio. During 2018, transaction deposits increased $593.6 million, or 20.7%, while time deposits decreased $37.5 million, or 3.4%. FHLB advances increased $172.5 million, when compared to December 31, 2017, to fund new loan originations.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $791.1 million at December 31, 2018, compared to $855.3 million at December 31, 2017, a decrease of $64.2 million, or 7.5%. During 2018 and 2017, sales of investment securities available-for-sale totaled $33.6 million and $0.0 million, respectively. During 2018 and 2017, maturities and pay downs of available-for-sale securities totaled $216.1 million and $224.3 million, respectively. Purchases of available-for-sale securities during 2018 and 2017 totaled $40.7 million and $202.7 million, respectively.

Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated:

	December 31, 2018				December 31, 2017
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$147,283	$146,642	18.5%	2.53%	$167,269	$168,648	19.8%	2.39%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	661,354	643,381	81.3%	2.15%	702,107	685,230	80.1%	1.93%
Municipal securities	619	610	0.1%	3.67%	1,054	1,048	0.1%	2.60%
Other securities	469	469	0.1%	0.00%	419	419	0.0%	0.00%
Total investment securities available-for-sale	$809,725	$791,102	100.0%	2.22%	$870,849	$855,345	100.0%	2.02%

As of December 31, 2018 and 2017, generally the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

At December 31, 2018 and 2017, adjustable rate securities comprised 3.7% and 4.9%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.39% per annum and 2.18% per annum at December 31, 2018 and 2017, respectively.

The available-for-sale investment portfolio included $20.9 million and $18.2 million of gross unrealized losses at December 31, 2018 and 2017, respectively, which were partially offset by $2.3 million and $2.7 million of gross unrealized gains, respectively. We believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

 Held-to-maturity

At December 31, 2018, we held $235.4 million of held-to-maturity investment securities, compared to $258.7 million at December 31, 2017, a decrease of $23.3 million, or 9.0%. During 2018 and 2017, maturities and paydowns of held-to-maturity securities totaled $61.9 million and $71.1 million, respectively. Purchases of held-to-maturity securities totaled $40.2 million during 2018.

Held-to-maturity investment securities are summarized as follows as of the date indicated:

	December 31, 2018				December 31, 2017
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$157,115	$154,412	66.7%	3.24%	$204,352	$204,048	79.0%	3.23%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	78,283	76,514	33.3%	2.25%	54,378	52,723	21.0%	1.66%
Total investment securities held-to-maturity	$235,398	$230,926	100.0%	2.91%	$258,730	$256,771	100.0%	2.90%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $230.9 million and $256.8 million, at December 31, 2018 and 2017, respectively, and included $4.5 million and $2.0 million of net unrealized losses for the respective periods. We believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

Loans Overview

At December 31, 2018, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date. Beginning in the first quarter 2018, loans previously referred to as "non 310-30 loans" are referred to as "originated and acquired loans," which include originated loans and acquired loans not accounted for under ASC 310-30. No amounts were reclassified resulting from this change in terminology.

As discussed in note 2 to our consolidated financial statements, in accordance with applicable accounting guidance, all acquired loans are recorded at fair value at the date of acquisition, and an allowance for loan losses is not carried over with the loans but, rather, the fair value of the loans encompasses both credit quality and contractual interest rate considerations. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC 310-30.  Management accounted for all loans acquired in the Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions under ASC 310-30, with the exception of loans with revolving privileges, which were outside the scope of ASC 310-30. In our Bank Midwest transaction, we did not acquire all of the loans of the former Bank Midwest but, rather, selected certain loans based upon specific criteria of performance, adequacy of collateral, and loan type that were performing at the time of acquisition. As a result, none of the loans acquired in the Bank Midwest transaction are accounted for under ASC 310-30 nor are any of the loans acquired in the Pine River or Peoples acquisitions.

The table below shows the loan portfolio composition and the breakout of the portfolio between originated loans, acquired loans, and ASC 310-30 loans at the respective dates:

			December 31, 2018 vs.
			December 31, 2017
	December 31, 2018	December 31, 2017	% Change
Originated:
Commercial:
Commercial and industrial	$1,877,221	$1,375,028	36.5%
Owner-occupied commercial real estate	337,258	264,357	27.6%
Food and agriculture	217,294	135,397	60.5%
Energy	49,204	57,460	(14.4)%
Total commercial	2,480,977	1,832,242	35.4%
Commercial real estate non-owner occupied	407,431	464,121	(12.2)%
Residential real estate	657,633	633,578	3.8%
Consumer	22,895	23,398	(2.1)%
Total originated	3,568,936	2,953,339	20.8%

Acquired:
Commercial:
Commercial and industrial	53,926	994	>100%
Owner-occupied commercial real estate	84,408	8,396	>100%
Food and agriculture	4,862	3,498	39.0%
Total commercial	143,196	12,888	>100%
Commercial real estate non-owner occupied	144,388	21,020	>100%
Residential real estate	163,187	69,900	>100%
Consumer	1,722	1,177	46.3%
Total acquired	452,493	104,985	>100%

ASC 310-30 loans	70,879	120,623	(41.2)%
Total loans	$4,092,308	$3,178,947	28.7%

Our loan portfolio totaled $4.1 billion at December 31, 2018, increasing $913.4 million, or 28.7%, year-over-year on the strength of a record $1.2 billion in loan originations between the two periods. The strong originations were the result of continued market penetration benefiting from our focus on building client relationships. Originated and acquired loans outstanding totaled $4.0 billion, representing an increase of $963.1 million, or 31.5%, year-over-year, driven by Peoples acquired loans and an increase in originated loans of $615.6 million, or 20.8%. The acquired 310-30 loan portfolio declined $49.7 million, or 41.2%, from December 31, 2017, largely due to the transfer of one large acquired 310-30 problem loan transferred to OREO and sold during 2018 as part of the asset resolution process.

We have successfully generated new relationships with small- to medium-sized businesses and consumers, experiencing particularly strong loan growth in our commercial and industrial portfolio, which, at December 31, 2018, was comprised of diverse industry segments. These segments included government and municipal loans of $501.0 million, finance and financial services loans, primarily lender finance, of $355.2 million, healthcare-related loans of $194.7 million, manufacturing-related loans of $138.2 million, and a variety of smaller subcategories of commercial and industrial loans.

Originated and acquired non-owner occupied CRE loans were 89.0% of the Company’s risk based capital, or 13.5% of total loans, and no specific property type comprised more than 4.0% of total loans. The Company maintains very little exposure to retail properties, comprising less than 2.2% of total loans. Multi-family loans totaled $56.7 million, or 1.4% of total loans as of December 31, 2018. Originated and acquired food and agriculture loans totaled $222.2 million and were 35.8% of the Company’s risk-based capital and 5.4% of total loans, and are well diversified across food production, crop and livestock types as of December 31, 2018.

When considering the loan portfolio in its entirety, 77.0% of loans were located within our footprint of Colorado, the greater Kansas City region, New Mexico, Texas and Utah as of December 31, 2018, based on the domicile of the borrower or, in the case of collateral-dependent loans, the geographical location of the collateral.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled a record $1.2 billion during 2018, led by commercial loan originations of $909.6 million. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income. The following tables represent new loan originations during 2018 and 2017:

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2018	2018	2018	2018	2018
Commercial:
Commercial and industrial	$213,335	$123,440	$232,643	$123,984	$693,402
Owner occupied commercial real estate	34,727	35,549	19,009	23,576	112,861
Food and agriculture	14,046	23,833	38,220	25,873	101,972
Energy	7,640	5,412	(929)	(10,778)	1,345
Total commercial	269,748	188,234	288,943	162,655	909,580
Commercial real estate non-owner occupied	41,031	42,300	28,316	20,694	132,341
Residential real estate	51,017	40,293	30,259	21,698	143,267
Consumer	2,592	3,797	3,588	3,238	13,215
Total	$364,388	$274,624	$351,106	$208,285	$1,198,403

Included in originations are net fundings under revolving lines of credit of $6,263, $34,070, $151,888, and $59,236 as of the fourth quarter 2018, third quarter 2018, second quarter 2018 and first quarter 2018, respectively.

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2017	2017	2017	2017	2017
Commercial:
Commercial and industrial	$167,699	$73,917	$159,340	$114,414	$515,370
Owner occupied commercial real estate	8,937	32,787	6,899	16,988	65,611
Food and agriculture	14,050	3,335	16,696	(3,644)	30,437
Energy	(8,121)	(6,993)	9,120	(81)	(6,075)
Total Commercial	182,565	103,046	192,055	127,677	605,343
Commercial real estate non-owner occupied	21,323	46,654	47,312	36,962	152,251
Residential real estate	25,995	28,471	26,979	29,616	111,061
Consumer	1,815	3,122	3,233	2,378	10,548
Total	$231,698	$181,293	$269,579	$196,633	$879,203

Included in originations are net fundings under revolving lines of credit of $65,686, $(12,804), $68,305 and $33,397 as of the fourth quarter 2017, third quarter 2017, second quarter 2017 and first quarter 2017, respectively.

The tables below show the contractual maturities of our loans for the dates indicated:

	December 31, 2018
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$191,088	$844,015	$896,910	$1,932,013
Owner occupied commercial real estate	37,284	124,289	273,737	435,310
Food and agriculture	53,845	143,909	30,290	228,044
Energy	9,397	39,807	—	49,204
Total commercial	291,614	1,152,020	1,200,937	2,644,571
Commercial real estate non-owner occupied	87,581	330,282	174,349	592,212
Residential real estate	30,376	56,914	743,525	830,815
Consumer	7,748	12,997	3,965	24,710
Total loans	$417,319	$1,552,213	$2,122,776	$4,092,308

	December 31, 2017
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$83,314	$551,567	$745,746	$1,380,627
Owner occupied commercial real estate	18,044	115,421	156,306	289,771
Food and agriculture	14,513	102,390	29,845	146,748
Energy	25,970	31,489	—	57,459
Total commercial	141,841	800,867	931,897	1,874,605
Commercial real estate non-owner occupied	118,980	316,242	127,827	563,049
Residential real estate	6,820	38,824	670,593	716,237
Consumer	5,909	15,014	4,133	25,056
Total loans	$273,550	$1,170,947	$1,734,450	$3,178,947

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of originated and acquired loans with maturities over one year is as follows at the dates indicated:

	December 31, 2018
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$933,202	3.92%	$807,139	4.98%	$1,740,341	4.41%
Owner occupied commercial real estate	195,354	4.61%	192,133	5.09%	387,487	5.04%
Food and agriculture	44,351	5.00%	124,234	5.21%	168,585	5.15%
Energy	21	4.50%	39,786	4.81%	39,807	4.81%
Total commercial	1,172,928	4.14%	1,163,292	5.02%	2,336,220	4.58%
Commercial real estate non-owner occupied	209,759	4.70%	273,115	5.11%	482,874	4.93%
Residential real estate	361,147	3.56%	429,909	4.61%	791,056	4.13%
Consumer	13,672	5.27%	3,196	5.57%	16,868	5.33%
Total loans with > 1 year maturity	$1,757,506	4.10%	$1,869,512	4.94%	$3,627,018	4.53%

	December 31, 2017
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$696,224	3.34%	$597,253	4.14%	$1,293,477	3.71%
Owner occupied commercial real estate	125,821	4.20%	133,408	4.26%	259,229	4.39%
Food and agriculture	35,605	4.70%	89,487	4.42%	125,092	4.50%
Energy	132	4.37%	31,357	4.57%	31,489	4.57%
Total commercial	857,782	3.57%	851,505	4.20%	1,709,287	3.89%
Commercial real estate non-owner occupied	161,846	4.42%	237,772	4.46%	399,618	4.44%
Residential real estate	372,104	3.40%	325,227	3.94%	697,331	3.65%
Consumer	15,883	4.68%	2,805	4.59%	18,688	4.67%
Total loans with > 1 year maturity	$1,407,615	3.64%	$1,417,309	4.19%	$2,824,924	3.91%

(1)

Included in commercial fixed rate loans are loans totaling $473,440 and $417,660 as of December 31, 2018 and 2017, respectively, that have been swapped to variable rates at current market pricing. Included in the commercial segment are tax exempt loans totaling $685,644 and $617,889 with a weighted average rate of 3.27% and 3.15% at December 31, 2018 and 2017, respectively.

Accretable Yield

At December 31, 2018, the accretable yield balance was $35.9 million compared to $46.6 million at December 31, 2017. We remeasure the expected cash flows quarterly for all 24 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. This re-measurement resulted in a net $8.5 million and $8.6 million reclassification from non-accretable difference to accretable yield during 2018 and 2017, respectively.

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

	December 31, 2018	December 31, 2017
Remaining accretable yield on loans accounted for under ASC 310-30	$35,901	$46,568
Remaining accretable fair value mark on originated and acquired loans	8,659	1,771
Total remaining accretable yield and fair value mark	$44,560	$48,339

Asset Quality

All of the assets acquired in our acquisitions were marked to fair value at the date of acquisition, and the fair value adjustments to loans included a credit quality component. We utilize traditional credit quality metrics to evaluate the overall credit quality of our loan portfolio; however, our historical credit quality ratios are somewhat limited in their comparability to industry averages or to other financial institutions because of the percentage of acquired problem loans and given that any asset quality deterioration that existed at the date of acquisition was considered in the original fair value adjustments.

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

Non-performing Assets

Non-performing assets consist of non-accrual loans, troubled debt restructurings on non-accrual, OREO and other repossessed assets. Non-accrual loans and troubled debt restructurings on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. During the third quarter of 2014, we revised our definition of non-performing assets and non-performing loans to exclude accruing loans 90 days past due and accruing troubled debt restructurings to more accurately align the financial metrics related to non-performing assets and non-performing loans with our financial results. Prior period information has been modified for this revision. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during 2018, 2017 and 2016 was $1.4 million, $1.5 million and $2.6 million, respectively.

All loans accounted for under ASC 310-30 were classified as performing assets at December 31, 2018, as the future cash flows on the loan pools were considered estimable. While individual loans making up the pools may be accounted for on a cost recovery basis, the cash flows on the loan pools are considered estimable and, therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loan pools accounted for under ASC 310-30.

The following table sets forth the non-performing assets as of the dates presented:

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Non-accrual loans:
Commercial:
Commercial and industrial	$4,670	$3,747	$1,160	$942	$221
Owner occupied commercial real estate	6,658	3,336	2,054	954	385
Food and agriculture	768	2,003	297	1,904	130
Energy	—	—	6,517	—	—
Total commercial	12,096	9,086	10,028	3,800	736
Commercial real estate non-owner occupied	1,900	784	66	407	222
Residential real estate	6,979	3,846	3,875	3,617	2,845
Consumer	42	29	40	30	37
Total non-accrual loans, excluding restructured loans	21,017	13,745	14,009	7,854	3,840
Restructured loans on non-accrual:
Commercial:
Commercial and industrial	840	4,020	7,527	3,888	3,994
Owner occupied commercial real estate	273	143	2	319	458
Food and agriculture	—	—	1,608	81	365
Energy	742	1,645	6,128	12,009	—
Total commercial	1,855	5,808	15,265	16,297	4,817
Commercial real estate non-owner occupied	—	—	—	815	—
Residential real estate	1,584	1,336	1,301	679	1,966
Consumer	—	111	142	2	190
Total restructured loans on non-accrual	3,439	7,255	16,708	17,793	6,973
Total non-performing loans	24,456	21,000	30,717	25,647	10,813
OREO	10,596	10,491	15,662	20,814	29,120
Other repossessed assets	—	—	—	894	849
Total non-performing assets	$35,052	$31,491	$46,379	$47,355	$40,782
Loans 90 days or more past due and still accruing interest	$895	$150	$—	$166	$263
Accruing restructured loans	$5,944	$8,461	$5,766	$8,403	$19,275
ALL	$35,692	$31,264	$29,174	$27,119	$17,613
Total non-performing loans to total loans	0.60%	0.66%	1.07%	0.99%	0.50%
Loans 90 days or more past due and still accruing interest to total loans	0.02%	0.00%	0.00%	0.01%	0.01%
Total non-performing assets to total loans and OREO	0.85%	0.99%	1.61%	1.81%	1.86%
ALL to non-performing loans	145.94%	148.88%	94.98%	105.74%	162.89%

During 2018, total non-performing loans increased $3.5 million, or 16.5%, from December 31, 2017 due to acquired Peoples loans, partially offset by paydowns during the period. During 2018, accruing TDRs decreased $4.4 million.

OREO totaled $10.6 million at December 31, 2018 and increased $0.1 million from December 31, 2017. During 2018, a total of $25.9 million of OREO was sold primarily driven by one large property that was previously an acquired 310-30 loan which was transferred to OREO during the second quarter of 2018. OREO sales during 2018 resulted in a net gain of $0.5 million while OREO write-downs during 2018 were $0.2 million. Total non-performing assets to total loans and OREO was 0.85% and 0.99% at December 31, 2018 and December 31, 2017, respectively.

The following table represents the carrying value of our accruing and non-accrual loans compared to the unpaid principal balance ("UPB") as of December 31, 2018:

	Accruing			Non-accrual			Total
	Unpaid		Carrying	Unpaid		Carrying	Unpaid		Carrying
	principal	Carrying	value/	principal	Carrying	value/	principal	Carrying	value/
	balance	value	UPB	balance	value	UPB	balance	value	UPB
Originated:
Commercial:
Commercial and industrial	$1,871,614	$1,871,949	100.1%	$9,086	$5,272	58.0%	$1,880,700	$1,877,221	99.8%
Owner occupied commercial real estate	334,945	334,459	99.9%	3,034	2,799	92.3%	337,979	337,258	99.8%
Food and agriculture	217,192	216,581	99.7%	722	713	98.8%	217,914	217,294	99.7%
Energy	48,847	48,462	99.2%	5,366	742	13.8%	54,213	49,204	90.8%
Total commercial	2,472,598	2,471,451	99.9%	18,208	9,526	52.3%	2,490,806	2,480,977	99.6%
Commercial real estate non-owner occupied	407,909	406,916	99.8%	550	515	93.6%	408,459	407,431	99.7%
Residential real estate	655,943	656,197	100.1%	1,531	1,436	93.8%	657,474	657,633	100.1%
Consumer	22,866	22,864	99.9%	36	31	86.1%	22,902	22,895	99.9%
Total originated loans	3,559,316	3,557,428	99.9%	20,325	11,508	56.6%	3,579,641	3,568,936	99.7%

Acquired:
Commercial:
Commercial and industrial	56,142	53,688	95.6%	297	238	80.1%	56,439	53,926	95.5%
Owner occupied commercial real estate	81,904	80,276	98.0%	4,492	4,132	92.0%	86,396	84,408	97.7%
Food and agriculture	4,897	4,807	98.2%	83	55		4,980	4,862
Total commercial	142,943	138,771	97.1%	4,872	4,425	90.8%	147,815	143,196	96.9%
Commercial real estate	145,249	143,003	98.5%	1,937	1,385	71.5%	147,186	144,388	98.1%
Residential real estate	157,853	156,060	98.9%	8,466	7,127	84.2%	166,319	163,187	98.1%
Consumer	1,686	1,711	101.5%	10	11	110.0%	1,696	1,722	101.5%
Total acquired loans	447,731	439,545	98.2%	15,285	12,948	84.7%	463,016	452,493	97.7%

ASC 310-30 loans:
Commercial	26,156	20,398	78.0%	—	—	0.0%	26,156	20,398	78.0%
Commercial real estate non-owner occupied	50,643	40,393	79.8%	—	—	0.0%	50,643	40,393	79.8%
Residential real estate	14,897	9,995	67.1%	—	—	0.0%	14,897	9,995	67.1%
Consumer	2,030	93	4.6%	—	—	0.0%	2,030	93	4.6%
Total loans accounted for under ASC 310-30	93,726	70,879	75.6%	—	—	0.0%	93,726	70,879	75.6%
Total loans	$4,100,773	$4,067,852	99.2%	$35,610	$24,456	68.7%	$4,136,383	$4,092,308	98.9%

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

The table below shows the past due status of originated and acquired loans, based on contractual terms of the loans as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Loans 30-89 days past due and still accruing interest	$4,610	$3,681
Loans 90 days past due and still accruing interest	895	150
Non-accrual loans	24,456	21,000
Total past due and non-accrual loans	$29,961	$24,831
Total 90 days past due and still accruing interest and non-accrual loans to total originated and acquired loans	0.63%	0.69%
Total non-accrual loans to total originated and acquired loans	0.61%	0.69%

Loans 30-89 days past due and still accruing interest increased $0.9 million from December 31, 2017 to December 31, 2018 and loans 90 days or more past due and still accruing interest increased $0.7 million from December 31, 2017 to December 31, 2018, for a collective increase in total past due loans of $1.6 million. Non-accrual loans increased $3.5 million at December 31, 2018, compared to December 31, 2017, further described within the Non-Performing Assets discussion of Management’s Discussion and Analysis. There were no ASC 310-30 loan pools past due or on non-accrual at December 31, 2018 or 2017.

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

310-30 ALL

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During 2018 and 2017, these re-measurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

During 2018, loans accounted for under ASC 310-30 had provision of $222 thousand. During 2017, loans accounted for under ASC 310-30 had recoupment of $154 thousand.

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

Non-owner occupied
Commercial	commercial real estate	Residential real estate	Consumer
Commercial and industrial	Construction	Senior lien	Total Consumer
Owner occupied commercial real estate	Acquisition and development	Junior lien
Food and agriculture	Multifamily
Energy	Non-owner occupied

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

During 2018, we recorded $5.0 million of provision for loan losses for originated and acquired loans for general reserves on loan growth. For originated and acquired loans, the Company recorded charge-offs of $2.1 million and were mostly offset by recoveries of $1.4 million during the year ended December 31, 2018. Specific reserves on impaired loans totaled $1.2 million at December 31, 2018.

During 2017, we recorded $13.1 million of provision for loan losses for originated and acquired loans, which primarily reflects reserves to support loan growth and specific reserves on certain non-performing loans. Net charge-offs for originated and acquired loans during 2017 totaled $10.9 million and were primarily due to two energy loans totaling $7.5 million and one commercial and industrial loan totaling $2.5 million. Specific reserves on impaired loans totaled $1.5 million at December 31, 2017.

Total ALL

After considering the above mentioned factors, we believe that the ALL of $35.7 million and $31.3 million, at December 31, 2018 and 2017, respectively, is adequate to cover probable losses inherent in the loan portfolio. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following table presents, by class stratification, the changes in the ALL during the periods listed.

	As of and for the years ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Originated	ASC		Originated	ASC		Originated	ASC
	and acquired	310-30		and acquired	310-30		and acquired	310-30
	loans	loans	Total	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$31,193	$71	$31,264	$28,949	$225	$29,174	$26,042	$1,077	$27,119
Charge-offs:
Commercial	(833)	(62)	(895)	(10,342)	—	(10,342)	(20,684)	—	(20,684)
Commercial real estate non-owner occupied	(11)	—	(11)	—	—	—	(280)	(41)	(321)
Residential real estate	(118)	—	(118)	(236)	—	(236)	(408)	—	(408)
Consumer	(1,134)	—	(1,134)	(737)	—	(737)	(771)	(6)	(777)
Total charge-offs	(2,096)	(62)	(2,158)	(11,315)	—	(11,315)	(22,143)	(47)	(22,190)
Recoveries	1,389	—	1,389	433	—	433	594	—	594
Net charge-offs	(707)	(62)	(769)	(10,882)	—	(10,882)	(21,549)	(47)	(21,596)
Provision (recoupment) for loan loss	4,975	222	5,197	13,126	(154)	12,972	24,456	(805)	23,651
Ending allowance for loan losses	$35,461	$231	$35,692	$31,193	$71	$31,264	$28,949	$225	$29,174
Ratio of net charge-offs to average total loans during the period, respectively	0.02%	0.07%	0.02%	0.38%	0.00%	0.36%	0.85%	0.03%	0.80%
Ratio of ALL to total loans outstanding at period end, respectively	0.88%	0.33%	0.87%	1.02%	0.06%	0.98%	1.07%	0.15%	1.02%
Ratio of ALL to total non-performing loans at period end, respectively	145.00%	0.00%	145.94%	148.54%	0.00%	148.88%	94.24%	0.00%	94.98%
Total loans	$4,021,429	$70,879	$4,092,308	$3,058,324	$120,623	$3,178,947	$2,715,069	$145,852	$2,860,921
Average total loans outstanding during the period	$3,728,817	$90,786	$3,819,603	$2,897,316	$132,130	$3,029,446	$2,530,464	$170,330	$2,700,794
Non-performing loans	$24,456	$—	$24,456	$21,000	$—	$21,000	$30,717	$—	$30,717

	As of and for the years ended
	December 31, 2015			December 31, 2014
	Originated	ASC		Originated	ASC
	and acquired	310-30		and acquired	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$16,892	$721	$17,613	$11,241	$1,280	$12,521
Charge-offs:
Commercial	(1,911)	—	(1,911)	(507)	(3)	(510)
Commercial real estate non-owner occupied	(222)	—	(222)	—	—	—
Residential real estate	(208)	—	(208)	(739)	—	(739)
Consumer	(1,196)	(10)	(1,206)	(783)	(36)	(819)
Total charge-offs	(3,537)	(10)	(3,547)	(2,029)	(39)	(2,068)
Recoveries	609	—	609	951	—	951
Net charge-offs	(2,928)	(10)	(2,938)	(1,078)	(39)	(1,117)
Provision (recoupment) for loan loss	12,078	366	12,444	6,729	(520)	6,209
Ending allowance for loan losses	$26,042	$1,077	$27,119	$16,892	$721	$17,613
Ratio of net charge-offs to average total loans during the period, respectively	0.36%	0.01%	0.12%	0.06%	0.01%	0.05%
Ratio of ALL to total loans outstanding at period end, respectively	1.09%	0.53%	1.05%	0.90%	0.26%	0.81%
Ratio of ALL to total non-performing loans at period end, respectively	101.54%	0.00%	105.74%	156.22%	0.00%	162.89%
Total loans	$2,384,843	$202,830	$2,587,673	$1,882,764	$279,645	$2,162,409
Average total loans outstanding during the period	$2,323,527	$209,268	$2,532,795	$1,688,197	$361,806	$2,050,003
Non-performing loans	$25,647	$—	$25,647	$10,813	$—	$10,813

The following tables present the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	December 31, 2018
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,644,571	64.6%	$27,137	76.1%
Commercial real estate non-owner occupied	592,212	14.5%	4,406	12.3%
Residential real estate	830,815	20.3%	3,800	10.6%
Consumer	24,710	0.6%	349	1.0%
Total	$4,092,308	100.0%	$35,692	100.0%

	December 31, 2017
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,874,605	59.0%	$21,385	68.4%
Commercial real estate non-owner occupied	563,049	17.7%	5,609	17.9%
Residential real estate	716,237	22.5%	3,965	12.7%
Consumer	25,056	0.8%	305	1.0%
Total	$3,178,947	100.0%	$31,264	100.0%

	December 31, 2016
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,560,430	54.6%	$18,821	64.6%
Commercial real estate non-owner occupied	526,792	18.4%	5,642	19.3%
Residential real estate	744,885	26.0%	4,387	15.0%
Consumer	28,814	1.0%	324	1.1%
Total	$2,860,921	100.0%	$29,174	100.0%

	December 31, 2015
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,427,420	55.2%	$17,261	63.6%
Commercial real estate non-owner occupied	442,885	17.1%	4,166	15.4%
Residential real estate	684,002	26.4%	5,281	19.5%
Consumer	33,366	1.3%	411	1.5%
Total	$2,587,673	100.0%	$27,119	100.0%

	December 31, 2014
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,092,885	50.6%	$10,384	59.0%
Commercial real estate non-owner occupied	401,636	18.6%	3,042	17.3%
Residential real estate	632,700	29.2%	3,771	21.4%
Consumer	35,188	1.6%	416	2.4%
Total	$2,162,409	100.0%	$17,613	100.0%

The ALL allocated to commercial loans increased to 76.1% at December 31, 2018 from 68.4% at December 31, 2017, due to the provision recorded during the period to support the increase in originated loans.

Other Assets

Significant components of other assets were as follows as of the dates indicated:

			Increase (decrease)
	December 31, 2018	December 31, 2017	Amount	% Change
Bank-owned life insurance	$66,152	$64,387	$1,765	2.7%
Deferred tax asset	28,351	35,630	(7,279)	(20.4)%
Derivative assets	21,498	13,105	8,393	64.0%
Accrued interest on loans	16,917	11,784	5,133	43.6%
Accrued income taxes receivable	2,300	3,992	(1,692)	(42.4)%
Accrued interest on interest bearing bank deposits and investment securities	2,399	2,471	(72)	(2.9)%
Other miscellaneous assets	21,623	7,879	13,744	174.4%
Total other assets	$159,240	$139,248	$19,992	14.4%

Other assets totaled $159.2 million and $139.2 million at December 31, 2018 and 2017, respectively, representing an increase of $20.0 million, or 14.4%, year-over-year. Refer to note 20 of our consolidated financial statements for further discussion of the deferred tax assets. Derivative assets increased from 2017 due to changes in the rate environment, and accrued interest on loans increased from 2017 due to higher volumes of loans related to the Peoples acquisition. Refer to note 21 of our consolidated financial statements for further discussion of the derivative asset. Included in other miscellaneous assets at December 31, 2018 is $10.0 million of restricted cash related to the Peoples acquisition for certain potential liabilities and an increase in prepaid assets of $1.2 million.

Other Liabilities

Significant components of other liabilities were as follows as of the dates indicated:

			Increase (decrease)
	December 31, 2018	December 31, 2017	Amount	% Change
Pending loan purchase settlement	$8,979	$30,181	$(21,202)	(70.2)%
Accrued expenses	20,661	16,172	4,489	27.8%
Accrued interest payable	7,015	5,776	1,239	21.5%
Derivative liabilities	4,121	3,758	363	9.6%
Other miscellaneous liabilities	37,556	15,346	22,210	144.7%
Participant interest in OREO	—	688	(688)	(100.0)%
Total other liabilities	$78,332	$71,921	$6,411	8.9%

Other liabilities totaled $78.3 million and $71.9 million at December 31, 2018 and 2017, respectively, representing an increase of $6.4 million, or 8.9%, year-over-year. Pending loan purchase settlement decreased due to timing of loan settlements. Included in other miscellaneous liabilities is $12.1 million of derivative collateral reserves, a $10.0 million cash holdback liability related to the Peoples acquisition, and a $4.1 million mortgage repurchase reserve. Refer to note 21 and note 22 of our consolidated financial statements for further discussion of the derivative liability and mortgage repurchase reserve, respectively.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth.

The following table presents information regarding our deposit composition at December 31, 2018 and 2017:

					Increase (decrease)
	December 31, 2018		December 31, 2017		Amount	% Change
Non-interest bearing demand deposits	$1,072,029	23.6%	$902,439	22.7%	$169,590	18.8%
Interest bearing demand deposits	688,255	15.2%	474,607	11.9%	213,648	45.0%
Savings accounts	540,481	11.9%	472,852	11.9%	67,629	14.3%
Money market accounts	1,154,327	25.5%	1,011,611	25.4%	142,716	14.1%
Total transaction deposits	3,455,092	76.2%	2,861,509	71.9%	593,583	20.7%
Time deposits < $100,000	616,391	13.6%	637,789	16.0%	(21,398)	(3.4)%
Time deposits > $100,000	464,138	10.2%	480,261	12.1%	(16,123)	(3.4)%
Total time deposits	1,080,529	23.8%	1,118,050	28.1%	(37,521)	(3.4)%
Total deposits	$4,535,621	100.0%	$3,979,559	100.0%	$556,062	14.0%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2018:

December 31, 2018
Three months or less	$72,033
Over 3 months through 6 months	62,719
Over 6 months through 12 months	152,322
Thereafter	177,064
Total time deposits > $100,000	$464,138

Total deposits increased $556.1 million, or 14.0% from the prior year, driven by the addition of $729.9 million in total deposits from the Peoples acquisition on January 1, 2018 and transaction deposit growth. The mix of transaction deposits to total deposits improved to 76.2% at December 31, 2018, from 71.9% at December 31, 2017, due to the Peoples acquisition and our continued focus on developing long-term banking relationships.

At December 31, 2018 and 2017, time deposits that were scheduled to mature within 12 months totaled $685.4 million and $684.6 million, respectively. Of the $685.4 million in time deposits scheduled to mature within 12 months at December 31, 2018, $287.1 million were in denominations of $100,000 or more, and $398.3 million were in denominations less than $100,000. The aggregate amount of certificates of deposit in denominations that meet or exceed the FDIC insurance limit was $137.3 million and $140.7 million at December 31, 2018 and 2017, respectively. Note 12 to the consolidated financial statements provides a maturity schedule of time deposits outstanding at December 31, 2018.

Other Borrowings

As of December 31, 2018 and 2017, the Company sold securities under agreements to repurchase totaling $66.0 million and $130.5 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.1 billion. At December 31, 2018 and 2017, the Bank had $67.3 million and $129.1 million in term advances from the FHLB, respectively. The term advances have fixed rates between 1.55% - 2.33%, with maturity dates of 2019 - 2020. At December 31, 2018 and December 31, 2017 the Bank had $234.3 million and $0.0 million in line of credit advances from the FHLB, respectively. The Company utilized its FHLB line of credit during 2018 as a funding mechanism for originated loans.

Regulatory Capital

Our subsidiary bank and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At December 31, 2018 and 2017, our subsidiary bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 14 of our consolidated financial statements.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges, bank card income, swap fee income, and gain on sale of mortgages, net. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, telecommunications and data processing, and marketing and business development. Any expenses related to the resolution of problem assets are also included in non-interest expense.

Overview of Results of Operations

Year ended 2018

We recorded net income of $61.5 million, or $1.95 per diluted share, during 2018, compared to net income of $14.6 million, or $0.53 per diluted share, during 2017. Net income during 2018 included $8.0 million, or $6.3 million after tax, in one-time expenses related to the acquisition of Peoples. Adjusted net income was $67.8 million, or $2.16 per diluted share. Net income during 2017 included a non-cash deferred tax asset re-measurement charge of $18.5 million due to the enactment of the Act and $3.2 million in one-time expenses primarily related to the acquisition of Peoples. Adjusted net income was $35.0 million, or $1.26 per diluted share. During 2018, fully taxable equivalent net interest income totaled $201.9 million, representing an increase of $49.8 million from 2017.

Provision for loan loss expense on originated and acquired loans was $5.0 million for the year ended December 31, 2018, compared to $13.1 million during 2017, a decrease of $8.1 million. Net charge-offs on originated and acquired loans totaled 0.02% compared to 0.38% in the prior year.

Non-interest income totaled $70.8 million during 2018, increasing $31.6 million from 2017, due to increases in mortgage banking income of $28.0 million, increases in service charges of $3.5 million and an increase in bank card fees of $2.5 million. These increases were partially offset by a decrease in other non-interest income of $2.7 million.

Non-interest expense totaled $189.3 million during 2018, increasing $52.7 million from 2017 primarily driven by the Peoples acquisition. Included in total non-interest expense for the year ended December 31, 2018 was $8.0 million of acquisition costs, or $6.3 million after tax.

Income tax expense totaled $12.2 million during 2018 compared to $21.3 million during 2017, a decrease of $9.1 million. Included in income tax expense was $1.3 million and $4.2 million of tax benefits from stock compensation activity during 2018 and 2017, respectively. In addition, income tax expense during 2017 included an $18.5 million non-cash, one-time charge related to the deferred tax asset re-measurement, due to the Act. Without these discrete items, tax expense would have been $13.5 million, with an effective tax rate of 18.3%, at December 31, 2018 and $7.1 million, with an effective tax rate of 19.7%, at December 31, 2017. The lower tax rate compared to the statutory rate reflects the continued success of our tax strategies and tax exempt income in relation to pre-tax income.

Years ended 2017 and 2016

We recorded net income of $14.6 million, or $0.53 per diluted share, during 2017, compared to net income of $23.1 million, or $0.79 per diluted share, during 2016. Net income during 2017 included a non-cash deferred tax asset re-measurement charge of $18.5 million due to the enactment of the Act and $3.2 million in non-recurring expenses primarily related to the acquisition of Peoples. Adjusting for these items, net income would have been $35.0 million, or $1.26 per diluted share. Fully taxable equivalent net interest income totaled $152.2 million representing an increase of $2.4 million from 2016.

Provision for loan loss expense on originated and acquired loans was $13.1 million during 2017, compared to $24.5 million during 2016, a decrease of $11.4 million driven by a reduction in the provision for energy loans. Net charge-offs on originated and acquired loans totaled 0.38%, or 0.12% excluding the energy portfolio.

Non-interest income totaled $39.2 million during 2017, decreasing $0.8 million from 2016, due to decreases in OREO related income of $1.8 million and gain on sale of mortgages, net of $0.7 million. These decreases were partially offset by a combined increase in services charges and bank card fees of $1.3 million and other non-interest income of $0.4 million.

Non-interest expense totaled $136.7 million during 2017, increasing $0.7 million from 2016. The increase was largely due to $3.2 million of non-recurring expenses primarily related to the Peoples acquisition, offset by decreases of $1.9 million in occupancy and equipment, a $0.5 million decrease in bank card expense and a $0.5 million decrease in FDIC deposit insurance.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the years ended December 31, 2018, 2017 and 2016:

	For the year ended			For the year ended			For the year ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$3,166,374	$142,461	4.50%	$2,779,344	$112,817	4.06%	$2,368,968	$89,873	3.79%
Acquired loans	562,443	32,610	5.80%	117,972	7,256	6.15%	161,496	9,439	5.84%
ASC 310-30 loans	90,786	19,155	21.10%	132,130	22,505	17.03%	170,330	33,256	19.52%
Loans held for sale	73,644	3,380	4.59%	8,231	523	6.35%	15,179	830	5.47%
Investment securities available-for-sale	883,737	18,493	2.09%	875,430	16,615	1.90%	1,035,679	18,991	1.83%
Investment securities held-to-maturity	258,809	7,252	2.80%	296,093	8,226	2.78%	382,366	10,674	2.79%
Other securities	18,093	1,096	6.06%	15,249	839	5.50%	14,975	748	4.99%
Interest earning deposits- and securities purchased under agreements to resell	77,808	1,426	1.83%	128,871	1,492	1.16%	141,178	718	0.51%
Total interest earning assets FTE(2)	$5,131,694	$225,873	4.40%	$4,353,320	$170,273	3.91%	$4,290,171	$164,529	3.84%
Cash and due from banks	88,847			67,993			63,513
Other assets	419,607			315,660			332,122
Allowance for loan losses	(32,616)			(31,732)			(33,853)
Total assets	$5,607,532			$4,705,241			$4,651,953
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,418,326	$8,758	0.36%	$1,895,852	$6,003	0.32%	$1,865,225	$4,985	0.27%
Time deposits	1,132,748	12,283	1.08%	1,146,380	10,169	0.89%	1,177,523	8,978	0.76%
Securities sold under agreements to repurchase	87,691	295	0.34%	88,390	164	0.19%	109,246	152	0.14%
Federal Home Loan Bank advances	133,932	2,618	1.95%	113,433	1,779	1.57%	45,773	693	1.51%
Total interest bearing liabilities	$3,772,697	$23,954	0.63%	$3,244,055	$18,115	0.56%	$3,197,767	$14,808	0.46%
Demand deposits	1,082,158			873,265			818,901
Other liabilities	90,257			41,205			51,587
Total liabilities	4,945,112			4,158,525			4,068,255
Shareholders' equity	662,420			546,716			583,698
Total liabilities and shareholders' equity	$5,607,532			$4,705,241			$4,651,953
Net interest income FTE(2)		$201,919			$152,158			$149,721
Interest rate spread FTE(2)			3.77%			3.35%			3.38%
Net interest earning assets	$1,358,997			$1,109,265			$1,092,404
Net interest margin FTE(2)			3.93%			3.50%			3.49%
Average transaction deposits	3,500,484			2,769,117			2,684,126
Average total deposits	4,633,232			3,915,497			3,861,648
Ratio of average interest earning assets to average interest bearing liabilities	136.02%			134.19%			134.16%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for 2018 and 35% for 2017 and 2016. The taxable equivalent adjustments included above are $4,482, $5,852 and $4,081 for the years ended 2018, 2017 and 2016, respectively.

(3)	Loan fees included in interest income totaled $6,027, $5,208 and $4,734 during 2018, 2017 and 2016, respectively.

Net interest income totaled $197.4 million, $146.3 million and $145.6 million for the years ended 2018, 2017 and 2016, respectively. On a fully taxable equivalent basis, net interest income totaled $201.9 million, $152.2 million and $149.7 million during 2018, 2017 and 2016, respectively, increasing $49.8 million during 2018 and increasing $2.4 million during 2017, when compared to prior periods. During 2018, the fully taxable equivalent net interest income benefitted from the Peoples acquisition, increasing yields on originated loans and the continued shift of earning assets into the originated loan portfolio. These benefits were partially offset by lower levels of higher-yielding 310-30 loans and a 0.07% increase in the cost of interest bearing liabilities. During 2017, the fully taxable equivalent net interest income benefitted from the continued shift of earning assets into the originated loan portfolio partially offset by lower levels of higher-yielding 310-30 loans and a 0.10% increase in the cost of interest bearing liabilities.

Average loans comprised $3.8 billion, or 74.4%, of total average interest earning assets during 2018, compared to $3.0 billion, or 69.8%, during 2017 and $2.7 billion, or 63.3%, during 2016. The increase in average loan balances was driven by an increase of $444.5 million in acquired loans primarily driven from the Peoples acquisition and a $387.0 million increase in originated loans. Originated loan yields were 4.50%, 4.06% and 3.79% during 2018, 2017 and 2016, respectively, benefiting from higher yields on variable rate loans, primarily driven by short-term market rate increases. The yield on the ASC 310-30 loan portfolio was 21.1%, 17.03% and 19.52% during 2018, 2017 and 2016, respectively, increasing in 2018 due to accelerated accretion and decreasing in 2017 due to the continued resolution of the high yielding ASC 310-30 loan pools.

Average investment securities comprised 22.3%, 26.9% and 33.1% of total interest earning assets during 2018, 2017 and 2016, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations. Short-term investments, comprised of the interest earning deposits and securities purchased under agreements to resell, were 1.5%, 3.0% and 3.3% of interest earning assets during 2018, 2017 and 2016, respectively.

Average balances of interest bearing liabilities increased $528.6 million during 2018, compared to 2017, and increased $46.3 million during 2017, compared to 2016. The Peoples acquisition added $730 million in total deposits on January 1, 2018, coupled with transaction growth, partially offset by the sale of four banking centers in the second quarter of 2017. The increase during 2018 was driven by interest bearing demand, savings and money market deposits of $522.5 million and Federal Home Loan Bank advances of $20.5 million, partially offset by decreases in time deposits of $13.6 million. The increase during 2017 was driven by increases in Federal Home Loan Bank advances of $67.7 million and interest bearing demand, savings and money market deposits of $30.6 million, partially offset by decreases in time deposits of $31.1 million and securities sold under agreement to repurchase of $20.9 million. Adjusting for banking center divestitures during the second quarter of 2017, interest bearing demand, savings and money market deposits increased $56.5 million and $109.0 million during 2017 and 2016, respectively, and time deposits increased $5.7 million and decreased $99.7 million during 2017 and 2016, respectively, when compared to prior periods. Total interest expense related to interest bearing liabilities was $24.0 million, $18.1 million and $14.8 million during 2018, 2017 and 2016, respectively, at an average cost of 0.63%, 0.56% and 0.46% during 2018, 2017 and 2016, respectively. Additionally, the cost of deposits increased four basis points to 0.45% during 2018, compared to 0.41% during 2017 and 0.36% during 2016, due to increases in interest short-term interest rates.

The following table summarizes the changes in net interest income on a taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rate for 2018, 2017 and 2016:

	The year ended December 31, 2018			The year ended December 31, 2017
	compared to			compared to
	the year ended December 31, 2017			the year ended December 31, 2016
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)	$17,413	$12,231	$29,644	$17,274	$6,459	$23,733
Acquired loans	25,771	(417)	25,354	(3,612)	640	(2,972)
ASC 310-30 loans	(8,723)	5,373	(3,350)	(6,506)	(4,245)	(10,751)
Loans held for sale	3,002	(145)	2,857	(441)	134	(307)
Investment securities available-for-sale	174	1,704	1,878	(3,041)	665	(2,376)
Investment securities held-to-maturity	(1,045)	71	(974)	(2,397)	(51)	(2,448)
Other securities	172	85	257	15	76	91
Interest earning deposits and securities purchased under agreements to resell	(936)	870	(66)	(142)	916	774
Total interest income	$35,828	$19,772	$55,600	$1,150	$4,594	$5,744
Interest expense:
Interest bearing demand, savings and money market deposits	$1,892	$863	$2,755	$97	$921	$1,018
Time deposits	(148)	2,262	2,114	(276)	1,467	1,191
Securities sold under agreements to repurchase	(2)	133	131	(39)	51	12
Federal Home Loan Bank advances	401	438	839	1,061	25	1,086
Total interest expense	2,143	3,696	5,839	843	2,464	3,307
Net change in net interest income	$33,685	$16,076	$49,761	$307	$2,130	$2,437

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for 2018 and 35% for 2017 and 2016. The taxable equivalent adjustments included above are $4,482, $5,852 and $4,081 for the years ended 2018, 2017 and 2016, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended				For the years ended
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$1,104,411	0.00%	$933,657	0.00%	$1,082,158	0.00%	$873,265	0.00%
Interest bearing demand	671,362	0.13%	443,106	0.12%	677,252	0.13%	424,408	0.10%
Money market accounts	1,204,351	0.61%	1,059,706	0.42%	1,178,768	0.48%	1,042,873	0.39%
Savings accounts	539,914	0.46%	454,494	0.40%	562,306	0.40%	428,571	0.35%
Time deposits	1,099,205	1.22%	1,128,069	0.95%	1,132,748	1.08%	1,146,380	0.89%
Total average deposits	$4,619,243	0.52%	$4,019,032	0.44%	$4,633,232	0.45%	$3,915,497	0.41%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $8.7 million on originated and acquired loans that were established at the time of acquisition. The Company recorded $9.8 million of purchase accounting marks on January 1, 2018 related to the Peoples acquisition. Refer to note 4 of our consolidated financial statements for further discussion of the acquisition.  The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.

Below is a summary of the provision for loan losses recorded in the consolidated statements of operations for the periods indicated:

	2018	2017	2016
Provision (recoupment) for loans accounted for under ASC 310-30	$222	$(154)	$(805)
Provision for loan losses on originated and acquired loans	4,975	13,126	24,456
Total provision for loan losses	$5,197	$12,972	$23,651

Provision for loan loss expense on originated and acquired loans was $5.2 million during 2018, compared to $13.0 million during 2017 and $23.7 million during 2016. To support loan growth, the Company recorded $5.0 million of provision for loan losses on originated and acquired loans during 2018. Net charge-offs on the originated and acquired portfolios during 2018 totaled 0.02%. The originated and acquired allowance for loan losses was 0.88% of total originated and acquired loans at December 31, 2018 compared to 1.02% at December 31, 2017, and decreased as the acquired loans from the Peoples acquisition were recorded at fair value.

Provision for loan loss was $13.1 million during 2017, compared to $24.5 million during 2016, a decrease of $11.4 million driven entirely by a reduction in the provision for energy loans. Net charge-offs on the originated and acquired portfolios during 2017 totaled 0.38%, or 0.12% excluding the energy portfolio, compared to 0.85% at December 31, 2016, or 0.10% excluding the energy portfolio. The originated and acquired allowance for loan losses was 1.02% of total originated and acquired loans at December 31, 2017 compared to 1.07% at December 31, 2016.

During 2018, 2017 and 2016 we recorded provision of $222 thousand, recoupments of $154 thousand and recoupments of $805 thousand, respectively, for loans accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows. The decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed.

Non-Interest Income

The table below details the components of non-interest income during 2018, 2017 and 2016, respectively:

	For the years ended December 31,			2018 vs 2017		2017 vs 2016
				Increase (decrease)		Increase (decrease)
	2018	2017	2016	Amount	% Change	Amount	% Change
Service charges	$18,092	$14,634	$13,900	$3,458	23.6%	$734	5.3%
Bank card fees	14,489	12,026	11,429	2,463	20.5%	597	5.2%
Mortgage banking income	30,107	2,154	2,881	27,953	>100%	(727)	(25.2)%
Bank-owned life insurance income	1,791	1,871	1,861	(80)	(4.3)%	10	0.5%
Other non-interest income	5,379	8,082	7,708	(2,703)	(33.4)%	374	4.9%
OREO related income	917	438	2,248	479	>100%	(1,810)	(80.5)%
Total non-interest income	$70,775	$39,205	$40,027	$31,570	80.5%	$(822)	(2.1)%

Non-interest income totaled $70.8 million, $39.2 million and $40.0 million during 2018, 2017 and 2016, respectively. Service charges represent various fees charged to clients for banking services, including fees such as non-sufficient (“NSF”) charges and service charges on deposit accounts. Service charges and bank card fees increased a combined $5.9 million, or 22.2%, during 2018, compared to 2017 due to organic growth and the addition of the Peoples’ client base. Mortgage banking income represents gains of mortgage loans held-for-sale and mark-to-market adjustments on mortgage banking derivatives. Gain on sale of mortgages increased $28.0 million during 2018, compared to 2017, due to increased gain on sale of mortgages from the Peoples mortgage business.

OREO related income includes rental income and insurance proceeds received on OREO properties and write-ups to the fair-value of collateral that exceed the loan balance at the time of foreclosure. OREO related income increased $0.5 million and decreased $1.8 million during 2018 and 2017, when compared to prior periods.

Non-Interest Expense

The table below details non-interest expense for the periods presented:

	For the years ended December 31,			2018 vs 2017		2017 vs 2016
				Increase (decrease)		Increase (decrease)
	2018	2017	2016	Amount	% Change	Amount	% Change
Salaries and benefits	$114,939	$80,188	$79,765	$34,751	43.3%	$423	0.5%
Occupancy and equipment	28,493	20,994	22,904	7,499	35.7%	(1,910)	(8.3)%
Telecommunications and data processing	10,098	7,188	5,970	2,910	40.5%	1,218	20.4%
Marketing and business development	4,513	2,683	2,564	1,830	68.2%	119	4.6%
FDIC deposit insurance	2,475	2,762	3,236	(287)	(10.4)%	(474)	(14.6)%
Bank card expenses	5,453	3,986	4,440	1,467	36.8%	(454)	(10.2)%
Professional fees	6,059	3,330	3,496	2,729	82.0%	(166)	(4.7)%
Other non-interest expense	13,073	10,360	8,554	2,713	26.2%	1,806	21.1%
Problem asset workout	2,549	3,994	3,983	(1,445)	(36.2)%	11	0.3%
Gain on OREO sales, net	(488)	(4,150)	(4,383)	3,662	(88.2)%	233	(5.3)%
Core deposit intangible asset amortization	2,170	5,342	5,480	(3,172)	(59.4)%	(138)	(2.5)%
Total non-interest expense	$189,334	$136,677	$136,009	$52,657	38.5%	$668	0.5%

Non-interest expense totaled $189.3 million, $136.7 million and $136.0 million during 2018, 2017 and 2016, respectively. The increase in 2018 was primarily driven by the Peoples acquisition. Included in non-interest expense for the years ended December 31, 2018 and 2017 are non-recurring acquisition costs totaling $8.0 million, or $6.3 million after tax, and $2.7 million, or $1.8 million after tax, respectively.

Occupancy and equipment expense decreased $1.9 million during 2017, compared to 2016, primarily due to lower depreciation expense. Telecommunications and data processing expense increased $1.2 million during 2017 compared to 2016, primarily due to $0.7 million of acquisition-related costs. Other non-interest expense increased $1.8 million from 2016 to 2017, primarily driven by increases in unfunded commitment reserves of $1.1 million and acquisition-related costs of $0.1 million.

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

Income tax expense totaled $12.2 million during 2018 compared to $21.3 million during 2017, a decrease of $9.1 million. Included in income tax expense was $1.3 million and $4.2 million of tax benefits from stock compensation activity during 2018 and 2017, respectively. Additionally, income tax expense during 2017 included an $18.5 million non-cash, one-time charge related to the deferred tax asset re-measurement due to the Act. Adjusting for the above mentioned stock compensation activity and deferred tax assets re-measurement, the effective tax rate for 2018 would be 18.3% compared to an adjusted 2017 rate of 19.7%. The effective tax rate is lower compared to the prior year primarily due to the Act, which, among other items, reduced the federal corporate tax rate to 21% effective January 1, 2018. Income tax expense totaled $2.9 million for 2016. The effective tax rate for 2016 was 11.3% and includes a $2.1 million benefit related to the early adoption of ASU 2016-09. Prior to this adoption, the realized tax benefit from stock compensation awards vested would have been recorded directly to capital. Without this $2.1 million benefit, tax expense would have been $5.1 million, an effective tax rate of 19.7%. The yearly effective tax rates differ from the federal statutory tax rate was primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

The Company has unvested stock-based compensation awards outstanding at December 31, 2018, including stock options, restricted stock and performance stock units. The strike prices for options range from $18.09 to $40.51, with a large portion of the awards having strike prices of $20.00. The option awards and restricted stock awards vest over a range of a 1-3 year period. The performance stock units cliff vest over three years and the number of shares issued is determined by the final performance results. Depending on the movement in our stock price, these stock-based compensation awards may create either an excess tax benefit or tax deficiency depending on the relationship between the fair value at the time of vesting or exercise and the estimated fair value recorded at the time of grant. As of December 31, 2018, we had $2.9 million of deferred tax assets related to stock-based compensation, $2.3 million of which is associated with executive officers still employed by the Company.

ASC Topic 740 also requires the projected realization of tax benefits related to uncertain tax positions to be evaluated based upon the likelihood of successfully defending those positions. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Interest and penalties on uncertain tax positions are recognized as a component of other non-interest expense. If our assessment of whether a tax position meets or no longer meets the more likely than not threshold were to change, adjustments to income tax benefits may be required. As of December 31, 2018 and 2017, we have not identified any uncertain tax positions.

As of December 31, 2018, our marginal tax rate (the rate we pay on each incremental dollar of earnings) was approximately 23%. However, our effective tax rate (income tax expense divided by income before income taxes) for a given period is driven largely by income and expense items that are non-taxable or non-deductible in the calculation of income tax expense.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Cash and due from banks	$109,056	$193,297
Cash segregated for Peoples acquisition	—	(36,189)
Unsegregated cash and due from banks	109,056	157,108
Interest bearing bank deposits	500	64,067
Unencumbered investment securities, at fair value	573,637	637,048
Total	$683,193	$858,223

Total on-balance sheet liquidity decreased $175.0 million from December 31, 2017 to December 31, 2018. The decrease was due to lower interest bearing bank deposits of $63.6 million, lower unencumbered available-for-sale and held-to-maturity securities balances of $63.4 million and unsegregated cash and due from banks of $48.1 million.

Our primary sources of funds are deposits, securities sold under agreements to repurchase, prepayments and maturities of loans and investment securities, the sale of investment securities, funds provided from operations and FHLB borrowings. We anticipate having access to other third party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12-month period.

Our primary uses of funds are loan originations, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses, and share repurchases. For additional information regarding our operating, investing and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations, pay-offs and pay downs of loans and purchases and sales of investment securities. At December 31, 2018, pledgeable investment securities represented our largest source of liquidity on the balance sheet. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.1 billion at December 31, 2018, inclusive of pre-tax net unrealized losses of $18.6 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $4.5 million of pre-tax net unrealized losses at December 31, 2018. The gross unrealized gains and losses are detailed in note 5 of our consolidated financial statements. As of December 31, 2018, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of December 31, 2018, $685.5 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a significant portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. FHLB advances and lines of credit available totaled $1.1 billion of which $301.7 million was used at December 31, 2018. We can obtain additional liquidity through FHLB advances if required. The Bank also has access to federal funds lines of credit with corresponding banks.

The Basel III Capital rules, effective January 1, 2015, changed the components of regulatory capital, changed the way in which risk ratings are assigned to various categories of bank assets, and defined a new Tier 1 common risk-based ratio. In addition, a capital conservation buffer requirement, designed to strengthen an institution’s financial resilience during economic cycles through the restriction of capital distributions and other payments, became effective in 2016 with full phase in beginning January 1, 2019. When fully phased-in, the capital conservative buffer adds a 2.5% capital requirement above existing regulatory minimum ratios. Under the Basel III requirements, at December 31, 2018 and 2017, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 14 in our consolidated financial statements.

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

On August 5, 2016, the Company announced that its Board of Directors authorized a new program to repurchase up to an additional $50.0 million of the Company’s common stock. The remaining authorization under this program as of December 31, 2018 was $12.6 million. During 2018, we did not repurchase any shares of our common stock as part of a publicly announced program.

On January 22, 2019, our Board of Directors declared a quarterly dividend of $0.17 per common share, payable on March 15, 2019 to shareholders of record at the close of business on February 22, 2019.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at December 31, 2018 and 2017. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at December 31, 2018 and 2017:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	December 31, 2018	December 31, 2017
200	5.86%	6.93%
100	2.98%	4.82%
(100)	(4.84)%	(7.75)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. Non-maturing deposit accounts totaled 76.2% of total deposits at December 31, 2018, compared to 71.9% at December

31, 2017, when adjusted for banking center consolidations. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of December 31, 2018 and 2017, we had loan commitments totaling $773.5 million and $680.8 million, respectively, and standby letters of credit that totaled $10.6 million and $7.2 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities, and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Contractual Obligations

In addition to the financing commitments detailed above under “Off-Balance Sheet Activities,” in the normal course of business, we enter into contractual obligations that require future cash settlement. The following table summarizes the contractual cash obligations as of December 31, 2018 and the expected timing of those payments:

		After one but	After three but
	Within	within three	within five	After five
	one year	years	years	years	Total
Federal Home Loan Bank advances	$286,660	$15,000	$—	$—	$301,660
Operating lease obligations	3,092	6,072	5,099	10,163	24,426
Purchase obligations	9,750	11,018	4,125	—	24,893
Time deposits	685,421	354,890	37,908	2,310	1,080,529
Total	$984,922	$386,980	$47,132	$12,473	$1,431,507

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
March 1, 2019

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2018 and 2017

(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$109,056	$193,297
Interest bearing bank deposits	500	64,067
Cash and cash equivalents	109,556	257,364
Investment securities available-for-sale (at fair value)	791,102	855,345
Investment securities held-to-maturity (fair value of $230,926 and $256,771 at December 31, 2018 and December 31, 2017, respectively)	235,398	258,730
Non-marketable securities	27,555	15,030
Loans	4,092,308	3,178,947
Allowance for loan losses	(35,692)	(31,264)
Loans, net	4,056,616	3,147,683
Loans held for sale	48,120	4,629
Other real estate owned	10,596	10,491
Premises and equipment, net	109,986	93,708
Goodwill	115,027	59,630
Intangible assets, net	13,470	1,607
Other assets	159,240	139,248
Total assets	$5,676,666	$4,843,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$1,072,029	$902,439
Interest bearing demand deposits	688,255	474,607
Savings and money market	1,694,808	1,484,463
Time deposits	1,080,529	1,118,050
Total deposits	4,535,621	3,979,559
Securities sold under agreements to repurchase	66,047	130,463
Federal Home Loan Bank advances	301,660	129,115
Other liabilities	78,332	71,921
Total liabilities	4,981,660	4,311,058
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,498,016 and 51,518,162 shares issued; 30,769,063 and 26,875,585 shares outstanding at December 31, 2018 and December 31, 2017, respectively	515	515
Additional paid-in capital	1,014,399	970,668
Retained earnings	106,990	60,795
Treasury stock of 20,582,459 and 24,479,020 shares at December 31, 2018 and December 31, 2017, respectively, at cost	(415,623)	(493,329)
Accumulated other comprehensive loss, net of tax	(11,275)	(6,242)
Total shareholders’ equity	695,006	532,407
Total liabilities and shareholders’ equity	$5,676,666	$4,843,465

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share and per share data)

	2018	2017	2016
Interest and dividend income:
Interest and fees on loans	$193,124	$137,249	$129,317
Interest and dividends on investment securities	25,746	24,841	29,665
Dividends on non-marketable securities	1,096	839	748
Interest on interest-bearing bank deposits	1,425	1,492	718
Total interest and dividend income	221,391	164,421	160,448
Interest expense:
Interest on deposits	21,041	16,172	13,963
Interest on borrowings	2,913	1,943	845
Total interest expense	23,954	18,115	14,808
Net interest income before provision for loan losses	197,437	146,306	145,640
Provision for loan losses	5,197	12,972	23,651
Net interest income after provision for loan losses	192,240	133,334	121,989
Non-interest income:
Service charges	18,092	14,634	13,900
Bank card fees	14,489	12,026	11,429
Mortgage banking income	30,107	2,154	2,881
Bank-owned life insurance income	1,791	1,871	1,861
Other non-interest income	5,379	8,082	7,708
OREO related income	917	438	2,248
Total non-interest income	70,775	39,205	40,027
Non-interest expense:
Salaries and benefits	114,939	80,188	79,765
Occupancy and equipment	28,493	20,994	22,904
Telecommunications and data processing	10,098	7,188	5,970
Marketing and business development	4,513	2,683	2,564
FDIC deposit insurance	2,475	2,762	3,236
Bank card expenses	5,453	3,986	4,440
Professional fees	6,059	3,330	3,496
Other non-interest expense	13,073	10,360	8,554
Problem asset workout	2,549	3,994	3,983
Gain on OREO sales, net	(488)	(4,150)	(4,383)
Core deposit intangible asset amortization	2,170	5,342	5,480
Total non-interest expense	189,334	136,677	136,009
Income before income taxes	73,681	35,862	26,007
Income tax expense	12,230	21,283	2,947
Net income	$61,451	$14,579	$23,060
Income per share—basic	$2.00	$0.54	$0.81
Income per share—diluted	$1.95	$0.53	$0.79
Weighted average number of common shares outstanding:
Basic	30,748,234	26,928,763	28,313,061
Diluted	31,430,074	27,709,659	29,091,343

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	2018	2017	2016
Net income	$61,451	$14,579	$23,060
Other comprehensive loss, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax (expense) benefit of ($876), $1,871 and ($26) for the years ended December 31, 2018, 2017 and 2016, respectively	(2,243)	(3,128)	42
Less: amortization of net unrealized holding gains to income, net of tax benefit of $361 , $828 and $1,166 for the years ended December 31, 2018, 2017 and 2016, respectively	(1,311)	(1,352)	(1,899)
Other comprehensive loss	(3,554)	(4,480)	(1,857)
Comprehensive income	$57,897	$10,099	$21,203

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended 2018, 2017 and 2016

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss), net	Total
Balance, December 31, 2015	$513	$997,926	$38,670	$(419,660)	$95	$617,544
Net income	—	—	23,060	—	—	23,060
Stock-based compensation	—	3,492	—	—	—	3,492
Issuance of stock under equity compensation plan, including gain on reissuance of treasury stock of $96, net	1	(13,790)	—	7,588	—	(6,201)
Repurchase of 8,645,836 shares	—	—	—	(93,573)	—	(93,573)
Cash dividends declared ($0.20 per share)	—	—	(6,276)	—	—	(6,276)
Warrant reclassification	—	(3,541)	—	3,541	—	—
Other comprehensive loss	—	—	—	—	(1,857)	(1,857)
Balance, December 31, 2016	$514	$984,087	$55,454	$(502,104)	$(1,762)	$536,189
Net income	—	—	14,579	—	—	14,579
Stock-based compensation	—	3,648	—	—	—	3,648
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $6,118, net	1	(15,134)	—	6,842	—	(8,291)
Cash dividends declared ($0.34 per share)	—	—	(9,238)	—	—	(9,238)
Warrant exercise	—	(1,933)	—	1,933	—	—
Other comprehensive income	—	—	—	—	(4,480)	(4,480)
Balance, December 31, 2017	$515	$970,668	$60,795	$(493,329)	$(6,242)	$532,407
Net income	—	—	61,451	—	—	61,451
Stock-based compensation	—	4,420	—	—	—	4,420
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $7,998, net	—	(2,932)	—	9,736	—	6,804
Reissuance of treasury stock of 3,398,477 shares for acquisition of Peoples, Inc.	—	42,243	—	67,970	—	110,213
Cash dividends declared ($0.54 per share)	—	—	(16,761)	—	—	(16,761)
Reclassification of certain tax effects from accumulated other comprehensive income(1)	—	—	1,479	—	(1,479)	—
Cumulative effect adjustment(2)	—	—	26	—	—	26
Other comprehensive loss	—	—	—	—	(3,554)	(3,554)
Balance, December 31, 2018	$515	$1,014,399	$106,990	$(415,623)	$(11,275)	$695,006

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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$61,451	$14,579	$23,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,197	12,972	23,651
Depreciation and amortization	11,522	12,889	14,203
Current income tax receivable	4,246	1,260	4,176
Deferred income taxes	9,092	17,180	(176)
Net excess tax benefit on stock-based compensation	(1,286)	(4,225)	(2,078)
Discount accretion, net of premium amortization on securities	2,911	2,581	3,067
Loan accretion	(23,115)	(23,933)	(35,073)
Gain on sale of mortgages, net	(27,009)	(2,154)	(2,881)
Origination of loans held for sale, net of repayments	(1,005,850)	(85,959)	(114,397)
Proceeds from sales of loans held for sale	1,030,906	101,935	101,098
Bank-owned life insurance income	(1,791)	(1,871)	(1,861)
Impairment on mortgage servicing rights	21	—	—
Originations of mortgage servicing rights	(30)	—	—
Gain on the sale of other real estate owned, net	(488)	(4,150)	(4,383)
Impairment on other real estate owned	230	766	298
Loss on sale of fixed assets	(15)	(2,853)	(1,981)
Stock-based compensation	4,420	3,648	3,492
Acquisition-related costs	(7,957)	(2,691)	—
(Increase) decrease in other assets	(3,630)	6,040	(4,721)
Increase (decrease) in other liabilities	14,749	12,125	(9,430)
Net cash provided by (used in) operating activities	73,574	58,139	(3,936)
Cash flows from investing activities:
Purchase of FHLB stock	(16,463)	(7,448)	(5,544)
Proceeds from redemption of FHLB stock	12,062	6,877	7,670
Purchase of FRB stock	(4,716)	—	—
Proceeds from redemption of FRB stock	1,371	—	4,964
Proceeds from maturities of investment securities held-to-maturity	61,913	71,105	91,376
Proceeds from maturities of investment securities available-for-sale	216,077	224,336	275,448
Proceeds from sales of investment securities available-for-sale	33,637	—	—
Proceeds from maturities of non-marketable securities	67	490	490
Purchase of investment securities held-to-maturity	(40,735)	—	—
Purchase of investment securities available-for-sale	(72,555)	(202,694)	(4,872)
Net increase in loans	(382,441)	(314,008)	(270,585)
Purchases of premises and equipment, net	(6,277)	(5,617)	690
Purchase of bank-owned life insurance	—	—	(10,344)
Proceeds from sales of loans	713	38,087	9,231
Proceeds from sales of other real estate owned	26,346	10,355	16,105
Net cash activity from acquisition	68,984	—	—
Net cash (used in) provided by investing activities	(102,017)	(178,517)	114,629
Cash flows from financing activities:
Net (decrease) increase in deposits	(173,849)	113,796	27,972
(Decrease) increase in repurchase agreements	(64,416)	38,452	(44,512)
Advances from FHLB	889,416	263,129	218,629
FHLB payoffs	(750,696)	(172,679)	(219,964)
Issuance of stock under purchase and equity compensation plans	(772)	(8,395)	(6,201)
Proceeds from exercise of stock options	7,576	104	—
Payment of dividends	(16,624)	(9,401)	(6,400)
Repurchase of shares	—	—	(93,573)
Net cash (used in) provided by financing activities	(109,365)	225,006	(124,049)
(Decrease) increase in cash, cash equivalents and restricted cash	(137,808)	104,628	(13,356)
Cash, cash equivalents and restricted cash at beginning of the year	257,364	152,736	166,092
Cash, cash equivalents and restricted cash at end of period	$119,556	$257,364	$152,736
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$22,714	$17,312	$14,154
Net tax refunds	$2,345	$127	$2,193
Supplemental schedule of non-cash investing activities:
Loans transferred to other real estate owned at fair value	$24,940	$1,800	$6,868
(Decrease) increase in loans purchased but not settled	$(21,202)	$25,118	$(4,873)
Loans transferred from loans held for sale to loans	$1,038	$5,736	$5,285
Treasury stock reissued for acquisition	$110,213	$—	$—

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered immediately south of Denver, in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 104 banking centers as of December 31, 2018, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services. On January 1, 2018, the Company completed the acquisition of Peoples, Inc. Refer to note 4 – Acquisition Activities for further details.

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

The Company's significant accounting policies followed in the preparation of the consolidated financial statements are disclosed in note 2. GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of other real estate owned (“OREO”), the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the valuation of investment securities for other-than-temporary impairment (“OTTI”), the valuation of stock-based compensation, the valuation of mortgage servicing rights, the fair values of financial instruments, the allowance for loan losses (“ALL”), and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

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

b) Cash and cash equivalents—Cash and cash equivalents include cash, cash items, amounts due from other banks, amounts due from the Federal Reserve Bank of Kansas City, federal funds sold, and interest-bearing bank deposits. In addition, December 31, 2017 cash and cash equivalents included segregated cash held for the acquisition of Peoples, Inc.

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

Loans receivable accounted for under ASC 310-30

The Company accounts for and evaluates acquired loans in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. When loans exhibit evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in future cash flows, as compared to the contractual amount due, is recognized as a non-accretable difference. Any excess of expected cash flows over the acquisition date fair value is known as the accretable yield, and is recognized as accretion income over the life of each pool. Contractual fees not expected to be collected are not included in ASC 310-30 contractual cash flows. Should fees be subsequently collected, the cash flows are accounted for as originated and acquired fee income in the period they are received. Loans that are accounted for under ASC 310-30 that meet the criteria for non-accrual of interest or are accounted for on the cost recovery method at the time of acquisition or subsequent to acquisition, may be considered performing, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on the loan pool in which the loan is included can be otherwise reasonably estimated and if collection of the new carrying value of such pool is expected.

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

j) Mortgage Servicing– Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and included in intangible assets, net on the consolidated statements of financial condition. For subsequent measurement purposes, the Company measures servicing assets based on the lower of cost or market using the amortization method. The values of these capitalized servicing rights are amortized as an offset to the loan servicing income earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the fair value of those assets. For purposes of impairment evaluation and measurement, management stratifies MSRs based on the predominant risk characteristics of the underlying loans, including loan type and loan term. If, by individual stratum, the carrying amount of these MSRs exceeds fair value, a valuation allowance is established and the impairment is recognized in mortgage banking income. If the fair value of impaired MSRs subsequently increases, management recognizes the increase in fair value in current period mortgage banking income and, through a reduction in the valuation allowance, adjusts the carrying value of the MSRs to a level not in excess of amortized cost.

k) Reserve for Mortgage Loan Repurchase Losses–The Company sells mortgage loans to various third parties, including government-sponsored entities, under contractual provisions that include various representations and warranties that typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, and similar matters. The Company may be required to repurchase the mortgage loans with identified defects, indemnify the investor or insurer, or reimburse the investor for credit loss incurred on the loan (collectively “repurchase”) in the event of a material breach of such contractual representations or warranties. Risk associated with potential repurchases or other forms of settlement is managed through underwriting and quality assurance practices.

The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses based on a combination of factors. Such factors incorporate actual and historic loss history, delinquency trends in the portfolio and economic conditions. The Company establishes a reserve at the time loans are sold and updates the reserve estimate quarterly during the estimated loan life. The repurchase reserve is included in other liabilities on the consolidated statements of financial condition.

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

The fair value of stock options is measured using a Black-Scholes model. The fair value of time-based restricted stock awards and performance stock units with performance based vesting criteria is based on the Company’s stock price on the date of grant. The fair value of performance stock units with market-based vesting criteria is measured using a Monte Carlo simulation model. Compensation expense for the portion of the awards that contain performance and service vesting conditions is recognized over the requisite service period based on the fair value of the awards on the grant date. Compensation expense for the portion of the awards that contain a market vesting condition is recognized over the derived service period based on the fair value of the awards on the grant date. The amortization of stock-based compensation reflects any estimated forfeitures, and the expense realized in subsequent periods may be adjusted to reflect the actual forfeitures realized. The outstanding stock options primarily carry a maximum contractual term of ten years. To the extent that any award is forfeited, surrendered, terminated, expires, or lapses without being vested or exercised, the shares of stock subject to such award not delivered as a result thereof are again made available for awards under the Plan.

All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized in the consolidated statements of operations as a component of income tax expense or benefit and are classified as an operating activity within the Company’s consolidated statements of cash flows. The tax effects of exercised, expired or vested awards are treated as discrete items in the reporting period in which they occur and may result in increased volatility in our effective tax rate. Cash paid by the Company when directly withholding shares for tax withholding purposes is classified as a financing activity in the consolidated statements of cash flows.

Prior to the Company’s adoption of ASU 2016-09 during 2016, excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the consolidated statements of operations. Excess tax benefits were not recognized until the deduction reduced taxes payable.

p) Warrants—The Company issued warrants to certain lead investors in 2009 and 2010. During 2015, the outstanding warrant contracts were modified and recorded at fair value as of the modification date using a Black-Scholes model with the change in fair value reported in the statement of operations as non-interest expense. The awards were classified as equity in the Company’s consolidated statements of financial condition. Prior to the modification, the exercise price and the number of warrants were subject to certain down-round provisions, whereby certain subsequent equity issuances at a price below the existing exercise price would result in a downward adjustment to the exercise price and an increase in the number of warrants, and as a result, the warrants were historically classified as a liability in the Company’s consolidated statements of financial condition with changes in the fair value each period reported in the statements of operations as non-interest expense.

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

s) Interest Rate Swap Derivatives—The Company carries all derivatives on the statement of financial condition at fair value. All derivative instruments are recognized as either assets or liabilities depending on the rights or obligations under the contracts. All gains and losses on the derivatives due to changes in fair value are recognized in earnings each period.

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

The new guidance does not apply to revenue associated with financial assets and liabilities including loans, leases, securities, and derivatives that are accounted for under other GAAP. Accordingly, the majority of the Company’s revenues are not affected. The Company adopted ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach. Additionally, the Company has determined certain service charges, bank card fees and real estate sales are within the scope of the ASU, but has not identified changes to the timing or amount of revenue recognition. Accounting policies and procedures did not change materially as the principles of revenue recognition from the ASU are largely consistent with existing guidance and current practices applied by the Company. Refer to note 15 of our consolidated financial statements for required disclosures under the new standard.

Leases—In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statements.  ASU 2016-02 becomes effective for the Company on January 1, 2019 and initially required a transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the Financial Accounting Standards Board issued ASU 2018-11 which, among other things, provides an additional transition method that allows entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  We expect to elect to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance).  We plan to utilize the modified-retrospective transition approach prescribed by ASU 2018-11.  Upon adoption of ASU 2016-02 and ASU 2018-11 on January 1, 2019, we expect to recognize right-of-use assets and related lease liabilities totaling $32.6 million with a cumulative-effect adjustment to beginning retained earnings of $0.3 million.

Financial Instruments - Credit Losses—In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates. Additionally, the update amends the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. ASU 2016-13 becomes effective for us on January 1, 2020.  We have formed a cross-functional working group, including our credit, finance, risk management, and enterprise technology departments, to address the adoption and implementation of ASU 2016-13.  We are currently working through our implementation plan and are in the process of implementing a third-party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.  We are currently evaluating the potential impact of ASU 2016-13 on our financial statements.

Statement of Cash Flows - Restricted Cash—In November 2016, the FASB issued ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts general described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. The ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Entities should apply this ASU using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 on January 1, 2018 with no material impact to the consolidated financial statements.

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

Reclassification of Certain Tax Effects—In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments eliminate the stranded tax effects that were created as a result of the reduction of historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted ASU 2018-02 in the first quarter of 2018, resulting in a $1.5 million reclassification from accumulated other comprehensive loss to retained earnings on the consolidated statements of financial condition and the consolidated statements of changes in shareholders’ equity.

Other Pronouncements—The Company early adopted ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (Subtopic 350-40) on a prospective basis with no material impact on its financial statements. The Company also adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting; ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825); ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force; ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments and ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) with no material impact on its financial statements.

The Company reviewed ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement and does not expect the adoption of these pronouncements to have a material impact on its financial statements.

Note 4 Acquisition Activities

On January 1, 2018, the Company completed its acquisition of Peoples, Inc. (“Peoples”), the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. Immediately following the completion of the acquisition, Peoples National Bank and Peoples Bank merged into NBH Bank. Pursuant to the merger agreement executed in June 2017, the Company paid $36.2 million of cash consideration and 3,398,477 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Peoples. Included in the cash consideration is $10.0 million of restricted cash placed in escrow for certain potential liabilities for which the Company is indemnified pursuant to the merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition at December 31, 2018. The transaction has a value of $146.4 million in the aggregate, based on the Company’s closing price of $32.43 on the acquisition date. Acquisition-related costs of $8.0 million were included in the Company’s consolidated statements of operations for the year ended December 31, 2018. The financial results of Peoples are included in the financial results of the Company subsequent to the acquisition date.

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

In connection with the Peoples acquisition, the Company recorded $55.4 million of goodwill, a $10.5 million core deposit intangible asset, a $4.3 million mortgage servicing rights intangible asset and a $4.0 million mortgage repurchase reserve, included in other liabilities. The core deposit intangible will be amortized straight-line over ten years and the mortgage servicing rights intangible is amortized in proportion to and over the period of the estimated net servicing income. The FHLB borrowings of $33.8 million were paid off during the first quarter of 2018. The goodwill associated with this transaction is not tax deductible.

At the date of acquisition, the gross contractual amounts receivable, inclusive of all principal and interest, was $713.6 million. The Company’s best estimate of the contractual principal cash flows for loans not expected to be collected was $2.1 million.

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

If the Peoples acquisition had been completed on January 1, 2017, pro forma total revenue for the Company would have been approximately $268.2 million and $266.5 million for the years ended December 31, 2018 and 2017, respectively. Pro forma net income for the Company would have been approximately $67.8 million and $16.6 million for the years ended December

31, 2018 and 2017, respectively. Pro forma basic and dilutive earnings per share for the Company would have been $2.20 and $2.16 for the years ended December 31, 2018, respectively, and $0.55 and $0.53 for the years ended December 31, 2017, respectively.

For the year ended December 31, 2018, the pro forma information reflects adjustments made to exclude acquisition-related expenses of the Company of $8.0 million. For the year ended December 31, 2017, the pro-forma information reflects adjustments made to exclude acquisition-related expenses of the Company of $2.7 million and include estimated amortization and accretion of purchase discounts and premiums of $0.7 million in addition to estimated amortization of acquired identifiable intangibles of $1.0 million. The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired Peoples during the periods presented.

The Company has determined that it is impractical to report the amounts of revenue and earnings of legacy Peoples since the acquisition date. Peoples operations were completely integrated shortly after the acquisition date. Accordingly, reliable and separate complete revenue and earnings information is no longer available. In addition, such amounts would require significant estimates related to the proper allocation of merger cost savings that cannot be objectively made.

Note 5 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.0 billion at December 31, 2018 and included $0.8 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities. At December 31, 2017, investment securities totaled $1.1 billion and included $0.8 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities.

Available-for-sale

At December 31, 2018 and 2017, the Company held $791.1 million and $855.3 million of available-for-sale investment securities, respectively. Available-for-sale securities are summarized as follows as of the dates indicated:

	December 31, 2018
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$147,283	$1,232	$(1,873)	$146,642
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	661,354	1,056	(19,029)	643,381
Municipal securities	619	—	(9)	610
Other securities	469	—	—	469
Total investment securities available-for-sale	$809,725	$2,288	$(20,911)	$791,102

	December 31, 2017
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$167,269	$2,371	$(992)	$168,648
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	702,107	351	(17,228)	685,230
Municipal securities	1,054	—	(6)	1,048
Other securities	419	—	—	419
Total investment securities available-for-sale	$870,849	$2,722	$(18,226)	$855,345

At December 31, 2018 and 2017, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as FHLMC, FNMA and GNMA.

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$30,853	$(392)	$69,169	$(1,481)	$100,022	$(1,873)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	127,767	(1,150)	454,662	(17,879)	582,429	(19,029)
Municipal securities	441	(9)	—	—	441	(9)
Total	$159,061	$(1,551)	$523,831	$(19,360)	$682,892	$(20,911)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$62,178	$(408)	$36,086	$(584)	$98,264	$(992)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	162,346	(830)	412,967	(16,398)	575,313	(17,228)
Municipal securities	514	(6)	—	—	514	(6)
Total	$225,038	$(1,244)	$449,053	$(16,982)	$674,091	$(18,226)

The unrealized losses in the Company’s investment portfolio at December 31, 2018 were caused by changes in interest rates. The portfolio included 211 securities, having an aggregate fair value of $682.9 million, which were in an unrealized loss position at December 31, 2018, compared to 87 securities, with an aggregate fair value of $674.1 million at December 31, 2017.

Management evaluated all of the available for sale securities in an unrealized loss position at December 31, 2018 and December 31, 2017 and concluded no OTTI existed. During the year ended December 31, 2018, the Company recorded a

$0.2 million recovery included in other non-interest expense related to one security with an aggregate fair value of $0.3 million which had previously incurred OTTI of $0.2 million during the year ended December 31, 2017. The unrealized losses on the remaining securities in an unrealized loss position were caused by changes in interest rates. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, and FHLB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $318.1 million and $334.6 million at December 31, 2018 and 2017, respectively. Certain investment securities may also be pledged as collateral for the line of credit at the FHLB; at December 31, 2018 or December 31, 2017, no securities were pledged for this purpose.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.2 years and 3.4 years at December 31, 2018 and 2017, respectively. This estimate is based on assumptions and actual results may differ. At December 31, 2018 and 2017, the duration of the total available-for-sale investment portfolio was 3.0 years and 3.1 years, respectively.

As of December 31, 2018, municipal securities with an amortized cost and fair value of $0.2 million were due after one year through five years, while municipal securities with an amortized cost and fair value of $0.4 million were due after five years through ten years. Other securities of $0.5 million as of December 31, 2018, have no stated contractual maturity date.

Held-to-maturity

At December 31, 2018 and 2017, the Company held $235.4 million and $258.7 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$157,115	$2	$(2,705)	$154,412
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	78,283	—	(1,769)	76,514
Total investment securities held-to-maturity	$235,398	$2	$(4,474)	$230,926

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$204,352	$151	$(455)	$204,048
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	54,378	—	(1,655)	52,723
Total investment securities held-to-maturity	$258,730	$151	$(2,110)	$256,771

The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$26,660	$(381)	$126,475	$(2,324)	$153,135	$(2,705)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	35,235	(79)	41,279	(1,690)	76,514	(1,769)
Total	$61,895	$(460)	$167,754	$(4,014)	$229,649	$(4,474)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$149,182	$(220)	$17,506	$(235)	$166,688	$(455)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	6,460	(65)	46,264	(1,590)	52,724	(1,655)
Total	$155,642	$(285)	$63,770	$(1,825)	$219,412	$(2,110)

The held-to-maturity portfolio included 49 securities, having an aggregate fair value of $229.6 million, which were in an unrealized loss position at December 31, 2018, compared to 36 securities, with a fair value of $219.4 million, at December 31, 2017.

The unrealized losses in the Company’s investments at December 31, 2018 and December 31, 2017 were caused by changes in interest rates. Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at December 31, 2018 or December 31, 2017. The Company has no intention to sell these securities before the recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $133.1 million and $142.0 million at December 31, 2018 and 2017, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of December 31, 2018 and 2017 was 2.8 years and 3.1 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 2.5 years and 2.8 years as of December 31, 2018 and 2017, respectively.

Note 6 Non-marketable Securities

Non-marketable securities include Federal Reserve Bank stock and FHLB stock. At December 31, 2018, the Company held $13.9 million of Federal Reserve Bank stock and $13.6 million of FHLB stock for regulatory or debt facility purposes. At December 31, 2017, the Company held $9.2 million of Federal Reserve Bank stock and $5.8 million of FHLB stock.

These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost. Management evaluated all of the non-marketable securities and concluded that no OTTI existed at December 31, 2018 or December 31, 2017.

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

The tables below show the loan portfolio composition including carrying value by segment of originated and acquired loans and loans accounted for under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of the dates shown. The carrying value of originated and acquired loans is net of discounts, fees, costs and fair value marks of $10.2 million and $4.3 million at December 31, 2018 and 2017, respectively.

	December 31, 2018
	Originated and	ASC
	acquired loans	310-30 loans	Total loans	% of total
Commercial	$2,624,173	$20,398	$2,644,571	64.6%
Commercial real estate non-owner occupied	551,819	40,393	592,212	14.5%
Residential real estate	820,820	9,995	830,815	20.3%
Consumer	24,617	93	24,710	0.6%
Total	$4,021,429	$70,879	$4,092,308	100.0%

	December 31, 2017
	Originated and	ASC
	acquired loans	310-30 loans	Total loans	% of total
Commercial	$1,845,130	$29,475	$1,874,605	59.0%
Commercial real estate non-owner occupied	485,141	77,908	563,049	17.7%
Residential real estate	703,478	12,759	716,237	22.5%
Consumer	24,575	481	25,056	0.8%
Total	$3,058,324	$120,623	$3,178,947	100.0%

Delinquency for originated and acquired loans is shown in the following tables at December 31, 2018 and 2017:

	December 31, 2018
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Originated and acquired loans:
Commercial:
Commercial and industrial	$495	$74	$5,510	$6,079	$1,925,068	$1,931,147
Owner occupied commercial real estate	893	—	6,931	7,824	413,842	421,666
Food and agriculture	141	125	768	1,034	221,122	222,156
Energy	—	—	742	742	48,462	49,204
Total commercial	1,529	199	13,951	15,679	2,608,494	2,624,173
Commercial real estate non-owner occupied:
Construction	—	—	1,208	1,208	93,646	94,854
Acquisition/development	—	—	121	121	19,529	19,650
Multifamily	—	—	—	—	56,685	56,685
Non-owner occupied	328	132	572	1,032	379,598	380,630
Total commercial real estate	328	132	1,901	2,361	549,458	551,819
Residential real estate:
Senior lien	2,106	548	7,790	10,444	712,592	723,036
Junior lien	556	—	772	1,328	96,456	97,784
Total residential real estate	2,662	548	8,562	11,772	809,048	820,820
Consumer	91	16	42	149	24,468	24,617
Total originated and acquired loans	$4,610	$895	$24,456	$29,961	$3,991,468	$4,021,429

	December 31, 2017
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Originated and acquired loans:
Commercial:
Commercial and industrial	$671	$150	$7,767	$8,588	$1,367,434	$1,376,022
Owner occupied commercial real estate	—	—	3,479	3,479	269,274	272,753
Food and agriculture	537	—	2,003	2,540	136,355	138,895
Energy	—	—	1,645	1,645	55,815	57,460
Total commercial	1,208	150	14,894	16,252	1,828,878	1,845,130
Commercial real estate non-owner occupied:
Construction	—	—	179	179	107,502	107,681
Acquisition/development	1,097	—	—	1,097	13,318	14,415
Multifamily	—	—	—	—	26,947	26,947
Non-owner occupied	56	—	605	661	335,437	336,098
Total commercial real estate	1,153	—	784	1,937	483,204	485,141
Residential real estate:
Senior lien	841	—	4,723	5,564	640,918	646,482
Junior lien	316	—	459	775	56,221	56,996
Total residential real estate	1,157	—	5,182	6,339	697,139	703,478
Consumer	163	—	140	303	24,272	24,575
Total originated and acquired loans	$3,681	$150	$21,000	$24,831	$3,033,493	$3,058,324

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and therefore are not included in the tables above. Non-accrual loans include non-accrual loans and troubled debt restructurings on non-accrual status. Non-accrual originated and acquired loans totaled $24.5 million at December 31, 2018, increasing $3.5 million, or 16.5% from December 31, 2017.

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows at December 31, 2018 and 2017, respectively:

	December 31, 2018
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,890,710	$16,531	$22,919	$987	$1,931,147
Owner occupied commercial real estate	393,404	16,349	11,828	85	421,666
Food and agriculture	220,004	1,260	847	45	222,156
Energy	48,462	—	742	—	49,204
Total commercial	2,552,580	34,140	36,336	1,117	2,624,173
Commercial real estate non-owner occupied:
Construction	92,731	915	1,208	—	94,854
Acquisition/development	19,529	—	121	—	19,650
Multifamily	56,685	—	—	—	56,685
Non-owner occupied	355,776	23,243	1,611	—	380,630
Total commercial real estate	524,721	24,158	2,940	—	551,819
Residential real estate:
Senior lien	710,972	3,571	8,493	—	723,036
Junior lien	96,456	415	913	—	97,784
Total residential real estate	807,428	3,986	9,406	—	820,820
Consumer	24,575	—	42	—	24,617
Total originated and acquired loans	$3,909,304	$62,284	$48,724	$1,117	$4,021,429
Loans accounted for under ASC 310-30:
Commercial	$17,579	$537	$2,282	$—	$20,398
Commercial real estate non-owner occupied	39,322	246	825	—	40,393
Residential real estate	7,484	908	1,598	—	9,990
Consumer	—	—	98	—	98
Total loans accounted for under ASC 310-30	$64,385	$1,691	$4,803	$—	$70,879
Total loans	$3,973,689	$63,975	$53,527	$1,117	$4,092,308

	December 31, 2017
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,349,116	$10,829	$14,824	$1,253	$1,376,022
Owner occupied commercial real estate	250,224	17,030	5,424	75	272,753
Food and agriculture	118,068	18,824	1,870	133	138,895
Energy	55,814	—	1,646	—	57,460
Total commercial	1,773,222	46,683	23,764	1,461	1,845,130
Commercial real estate non-owner occupied:
Construction	107,502	—	179	—	107,681
Acquisition/development	14,415	—	—	—	14,415
Multifamily	24,817	—	2,130	—	26,947
Non-owner occupied	333,225	1,396	1,477	—	336,098
Total commercial real estate	479,959	1,396	3,786	—	485,141
Residential real estate:
Senior lien	641,294	91	5,097	—	646,482
Junior lien	56,172	—	824	—	56,996
Total residential real estate	697,466	91	5,921	—	703,478
Consumer	24,432	1	142	—	24,575
Total originated and acquired loans	$2,975,079	$48,171	$33,613	$1,461	$3,058,324
Loans accounted for under ASC 310-30:
Commercial	$23,954	$1,070	$4,451	$—	$29,475
Commercial real estate non-owner occupied	50,537	883	26,488	—	77,908
Residential real estate	10,072	1,055	1,632	—	12,759
Consumer	327	9	145	—	481
Total loans accounted for under ASC 310-30	$84,890	$3,017	$32,716	$—	$120,623
Total loans	$3,059,969	$51,188	$66,329	$1,461	$3,178,947

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

At December 31, 2018 and 2017, the Company’s recorded investment in impaired loans were $31.1 million and $30.9 million, respectively, of which $4.1 million and $8.5 million, respectively, were accruing TDRs. Impaired loans at December 31, 2018 were primarily comprised of six relationships totaling $12.1 million. Impaired loans had a collective related allowance for loan losses allocated to them of $1.2 million and $1.5 million at December 31, 2018 and 2017, respectively.

Additional information regarding impaired loans at December 31, 2018 and 2017 is set forth in the table below:

	December 31, 2018			December 31, 2017
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,374	$3,029	$—	$6,481	$5,055	$—
Owner occupied commercial real estate	7,130	6,609	—	4,186	3,934	—
Food and agriculture	1,468	1,260	—	1,502	1,245	—
Energy	5,366	742	—	8,661	3,861	—
Total commercial	18,338	11,640	—	20,830	14,095	—
Commercial real estate non-owner occupied:
Construction	1,435	1,208	—	215	179	—
Acquisition/development	378	121	—	—	—	—
Multifamily	—	—	—	29	29	—
Non-owner occupied	641	547	—	901	853	—
Total commercial real estate	2,454	1,876	—	1,145	1,061	—
Residential real estate:
Senior lien	4,229	3,814	—	333	309	—
Junior lien	409	341	—	—	—	—
Total residential real estate	4,638	4,155	—	333	309	—
Consumer	46	42	—	—	—	—
Total impaired loans with no related allowance recorded	$25,476	$17,713	$—	$22,308	$15,465	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$7,252	$4,627	$996	$7,919	$5,339	$1,329
Owner occupied commercial real estate	1,362	1,169	90	873	713	4
Food and agriculture	883	845	46	2,122	2,083	133
Energy	—	—	—	—	—	—
Total commercial	9,497	6,641	1,132	10,914	8,135	1,466
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	313	254	2	207	200	1
Total commercial real estate	313	254	2	207	200	1
Residential real estate:
Senior lien	6,032	5,178	27	6,481	5,753	24
Junior lien	1,408	1,293	8	1,295	1,179	8
Total residential real estate	7,440	6,471	35	7,776	6,932	32
Consumer	—	—	—	146	141	1
Total impaired loans with a related allowance recorded	$17,250	$13,366	$1,169	$19,043	$15,408	$1,500
Total impaired loans	$42,726	$31,079	$1,169	$41,351	$30,873	$1,500

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the years ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$3,248	$168	$5,609	$152	$7,909	$252
Owner occupied commercial real estate	6,799	38	4,155	80	3,249	92
Food and agriculture	1,259	98	1,422	244	1,830	—
Energy	884	—	8,004	156	12,565	—
Total Commercial	12,190	304	19,190	632	25,553	344
Commercial real estate non-owner occupied:
Construction	1,208	—	—	—	—	—
Acquisition/development	606	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	573	—	878	22	368	22
Total commercial real estate	2,387	—	878	22	368	22
Residential real estate:
Senior lien	3,904	—	326	—	1,466	19
Junior lien	355	2	—	—	54	2
Total residential real estate	4,259	2	326	—	1,520	21
Consumer	12	—	—	—	4	—
Total impaired loans with no related allowance recorded	$18,848	$306	$20,394	$654	$27,445	$387
With a related allowance recorded:
Commercial:
Commercial and industrial	$4,677	$—	$7,331	$—	$3,545	$198
Owner occupied commercial real estate	1,220	19	747	20	703	20
Food and agriculture	862	5	2,092	5	162	5
Energy	—	—	—	—	10,008	—
Total Commercial	6,759	23	10,170	25	14,418	223
Commercial real estate non-owner occupied:
Construction	—	—	188	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	30	1	34	2
Non-owner occupied	288	16	213	9	268	13
Total commercial real estate	288	16	431	10	302	15
Residential real estate:
Senior lien	5,412	57	5,986	67	5,200	88
Junior lien	1,331	43	1,225	42	1,600	56
Total residential real estate	6,743	100	7,211	109	6,800	144
Consumer	36	—	163	—	196	—
Total impaired loans with a related allowance recorded	$13,826	$140	$17,975	$144	$21,716	$382
Total impaired loans	$32,674	$446	$38,369	$798	$49,161	$769

Interest income recognized on impaired loans noted in the tables above, primarily represents interest earned on accruing TDRs. Interest income recognized on impaired loans during the years ended December 31, 2018, 2017 and 2016 was $0.4 million, $0.8 million and $0.8 million, respectively.

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

During 2018, the Company restructured ten loans with a recorded investment of $0.8 million at December 31, 2018 to facilitate repayment. All of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The tables below provide additional information related to accruing TDRs at December 31, 2018 and 2017:

	December 31, 2018
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$2,730	$2,827	$3,155	$—
Commercial real estate non-owner occupied	229	260	280	—
Residential real estate	1,114	1,163	1,121	12
Consumer	—	—	—	—
Total	$4,073	$4,250	$4,556	$12

	December 31, 2017
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$6,595	$7,308	$7,171	$2,041
Commercial real estate non-owner occupied	455	489	500	—
Residential real estate	1,409	1,461	1,420	2
Consumer	1	3	1	—
Total	$8,460	$9,261	$9,092	$2,043

The following table summarizes the Company’s carrying value of non-accrual TDRs as of December 31, 2017 and 2016:

	December 31, 2018	December 31, 2017
Commercial	$1,854	$5,808
Commercial real estate non-owner occupied	—	—
Residential real estate	1,584	1,336
Consumer	—	111
Total non-accruing TDRs	$3,438	$7,255

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently. The Company had one TDR that was modified within the past twelve months and had defaulted on its restructured terms. The defaulted TDR was a residential loan totaling $0.1 million. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. Non-accruing TDRs decreased $3.8 million from December 31, 2017 due to paydowns. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDRs.

During 2017, the Company had three TDRs that had been modified within the prior twelve months that defaulted on their restructured terms.

Loans accounted for under ASC 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The re-measurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during 2018 and 2017:

	December 31, 2018	December 31, 2017
Accretable yield beginning balance	$46,568	$60,476
Reclassification from non-accretable difference	10,751	11,398
Reclassification to non-accretable difference	(2,263)	(2,801)
Accretion	(19,155)	(22,505)
Accretable yield ending balance	$35,901	$46,568

Below is the composition of the net book value for loans accounted for under ASC 310-30 at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Contractual cash flows	$420,994	$489,892
Non-accretable difference	(314,214)	(322,701)
Accretable yield	(35,901)	(46,568)
Loans accounted for under ASC 310-30	$70,879	$120,623

Note 8 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses and recorded investment in loans as of and for the years ended December 31, 2018 and 2017:

	Year ended December 31, 2018
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$21,385	$5,609	$3,965	$305	$31,264
Originated and acquired beginning balance	21,340	5,583	3,965	305	31,193
Charge-offs	(833)	(11)	(118)	(1,134)	(2,096)
Recoveries	1,171	—	14	204	1,389
Provision	5,268	(1,166)	(101)	974	4,975
Originated and acquired ending balance	26,946	4,406	3,760	349	35,461
ASC 310-30 beginning balance	45	26	—	—	71
Charge-offs	(62)	—	—	—	(62)
Recoveries	—	—	—	—	—
Provision (recoupment)	208	(26)	40	—	222
ASC 310-30 ending balance	191	—	40	—	231
Ending balance	$27,137	$4,406	$3,800	$349	$35,692
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$1,132	$2	$35	$—	$1,169
Originated and acquired loans collectively evaluated for impairment	25,814	4,404	3,725	349	34,292
ASC 310-30 loans	191	—	40	—	231
Total ending allowance balance	$27,137	$4,406	$3,800	$349	$35,692
Loans:
Originated and acquired loans individually evaluated for impairment	$18,282	$2,129	$5,169	$5,499	$31,079
Originated and acquired loans collectively evaluated for impairment	2,605,891	549,690	815,651	19,118	3,990,350
ASC 310-30 loans	20,398	40,393	9,995	93	70,879
Total loans	$2,644,571	$592,212	$830,815	$24,710	$4,092,308

	Year ended December 31, 2017
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$18,821	$5,642	$4,387	$324	$29,174
Originated and acquired beginning balance	18,821	5,422	4,387	319	28,949
Charge-offs	(10,342)	—	(236)	(737)	(11,315)
Recoveries	99	20	129	185	433
Provision (recoupment)	12,762	141	(315)	538	13,126
Originated and acquired ending balance	21,340	5,583	3,965	305	31,193
ASC 310-30 beginning balance	—	220	—	5	225
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision (recoupment)	45	(194)	—	(5)	(154)
ASC 310-30 ending balance	45	26	—	—	71
Ending balance	$21,385	$5,609	$3,965	$305	$31,264
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$1,466	$2	$32	$1	$1,501
Originated and acquired loans collectively evaluated for impairment	19,874	5,581	3,933	304	29,692
ASC 310-30 loans	45	26	—	—	71
Total ending allowance balance	$21,385	$5,609	$3,965	$305	$31,264
Loans:
Originated and acquired loans individually evaluated for impairment	$22,232	$1,260	$7,240	$141	$30,873
Originated and acquired loans collectively evaluated for impairment	1,822,898	483,881	696,238	24,434	3,027,451
ASC 310-30 loans	29,475	77,908	12,759	481	120,623
Total loans	$1,874,605	$563,049	$716,237	$25,056	$3,178,947

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

Net charge-offs on originated and acquired loans during the year ended December 31, 2018 were $0.7 million. Management’s evaluation of credit quality resulted in provision for originated and acquired loan losses of $5.0 million during the year ended December 31, 2018. One large recovery of $1.1 million in 2018 resulted in lower provision.

During 2018 and 2017, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The re-measurement in 2018 resulted in provision of $222 thousand primarily driven by the commercial segment. The re-measurement in 2017 resulted in a net recoupment of $154 thousand, due to a $194 thousand recoupment in the non-owner occupied commercial real estate segment.

Note 9 Premises and Equipment

Premises and equipment consisted of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Land	$32,058	$28,698
Buildings and improvements	88,955	73,703
Equipment	52,354	46,091
Total premises and equipment, at cost	173,367	148,492
Less: accumulated depreciation and amortization	(63,381)	(54,784)
Premises and equipment, net	$109,986	$93,708

The Company incurred $8.6 million, $7.6 million and $8.7 million of depreciation expense during 2018, 2017 and 2016, respectively, as a component of occupancy and equipment expense in the consolidated statements of operations. The Company disposed of $1.7 million, $2.3 million and $3.5 million of premises and equipment, net, during 2018, 2017 and 2016, respectively. During 2018, the Company consolidated one banking center acquired from Peoples that was valued at fair value less cost to sell at the date of acquisition. The banking center totaled $4.6 million and is classified as held-for-sale at December 31, 2018.

During 2018, the Company consolidated one banking center. During 2017, the Company consolidated two banking centers and completed the divestiture of four banking centers, resulting in a gain of $2.9 million included in non-interest income in the consolidated statements of operations.

Space in certain facilities is leased under operating leases. Below is a summary of future minimum lease payments as of December 31, 2018:

Years ending December 31,	Amount
2019	$3,092
2020	2,981
2021	3,091
2022	3,052
2023	2,047
Thereafter	10,163
Total	$24,426

Note 10 Other Real Estate Owned

A summary of the activity in the OREO balances during 2018 and 2017 is as follows:

	For the years ended December 31,
	2018	2017
Beginning balance	$10,491	$15,662
Acquired through acquisition	1,253	—
Transfers from loan portfolio, at fair value	24,940	1,800
Impairments	(230)	(766)
Sales	(25,858)	(6,205)
Ending balance	$10,596	$10,491

OREO totaled $10.6 million at December 31, 2018 and increased $0.1 million from December 31, 2017. During 2018, the Company sold $25.9 million of OREO primarily driven by one large property that was previously an acquired 310-30 loan, which was transferred to OREO during the second quarter of 2018. OREO net gains of $0.5 million and $4.2 million were included in the consolidated statement of operations for the years ended December 31, 2018 and 2017, respectively.

Note 11 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with all of our acquisitions, the Company recorded goodwill of $115.0 million and core deposit intangible assets of $48.8 million. In connection with the acquisition of Peoples in January of 2018, the Company recorded goodwill of $55.4 million and core deposit intangible assets of $10.5 million. The goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the years ended December 31, 2018 or December 31, 2017.

The gross carrying amount of the core deposit intangibles and the associated accumulated amortization at December 31, 2018 and December 31, 2017, are presented as follows:

	December 31, 2018			December 31, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$38,920	$9,914	$38,357	$36,750	$1,607

The accumulated amortization of the core deposit intangible assets was $38.9 million and $36.8 million at December 31, 2018 and 2017, respectively. At December 31, 2018, the core deposit intangible for the Bank Midwest, Hillcrest Bank, Bank of Choice and Community Banks of Colorado acquisitions were fully amortized.

The Company is amortizing the core deposit intangibles from acquisitions on a straight line basis over 7-10 years from the date of the respective acquisitions, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $2.2 million, $5.3 million and $5.5 million during 2018, 2017 and 2016, respectively.

The following table shows the estimated future amortization expense for the core deposit intangibles as of December 31, 2018:

Years ending December 31,	Amount
2019	$1,183
2020	1,183
2021	1,183
2022	1,127
2023	1,048

Mortgage servicing rights

In connection with the acquisition of Peoples, the Company recorded mortgage servicing rights of $4.3 million. Mortgage servicing rights represent rights to service loans originated by the Company and sold to government sponsored enterprises including FHLMC, FNMA, GNMA and FHLB. Mortgage loans serviced for others were $389.0 million at December 31, 2018 and $0.0 million at December 31, 2017.

Below are the changes in the mortgage servicing rights for the period presented:

For the years ended December 31,
2018
Beginning balance	$—
Acquired through acquisition	4,301
Originations	30
Impairment	(21)
Amortization	(754)
Ending balance	$3,556
Fair value of mortgage servicing rights	$3,884

The fair value of mortgage servicing rights was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.5% and the constant prepayment speed ranged from 12.2% to 17.2% for the December 31, 2018 valuation. Included in mortgage banking income in the consolidated statements of operations were service fees of $1.1 million for the year ended December 31, 2018.

Mortgage servicing rights are evaluated for impairment and recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by type (FHLMC, FNMA, GNMA and FHLB) and interest rate. The Company is amortizing the mortgage servicing rights in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company recognized mortgage servicing rights amortization expense of $0.8 million and $0.0 million during the years ended December 31, 2018 and 2017, respectively.

The following table shows the estimated future amortization expense for the mortgage servicing rights as of December 31, 2018:

Years ending December 31,	Amount
2019	$604
2020	501
2021	416
2022	346
2023	287

Note 12 Deposits

Total deposits were $4.5 billion and $4.0 billion at December 31, 2018 and 2017, respectively. Time deposits were $1.1 billion and $1.1 billion at December 31, 2018 and 2017, respectively. The following table summarizes the Company’s time deposits by remaining contractual maturity:

Years ending December 31,	Amount
2019	$685,421
2020	316,113
2021	38,778
2022	32,989
2023	4,919
Thereafter	2,309
Total time deposits	$1,080,529

The Company incurred interest expense on deposits as follows during the periods indicated:

	For the years ended December 31,
	2018	2017	2016
Interest bearing demand deposits	$887	$445	$369
Money market accounts	5,622	4,077	3,600
Savings accounts	2,249	1,481	1,016
Time deposits	12,283	10,169	8,978
Total	$21,041	$16,172	$13,963

The Federal Reserve System requires cash balances to be maintained at the Federal Reserve Bank based on certain deposit levels. There was no minimum reserve requirement for the Bank at December 31, 2018.

Note 13 Borrowings

The following table sets forth selected information regarding repurchase agreements during 2018, 2017 and 2016:

	As of and for the years ended December 31,
	2018	2017	2016
Maximum amount of outstanding agreements at any month end during the period	$142,292	$130,463	$154,404
Average amount outstanding during the period	$87,691	$88,390	$109,246
Weighted average interest rate for the period	0.34%	0.19%	0.14%

As of December 31, 2018, 2017 and 2016, the Company had pledged mortgage-backed securities with a fair value of approximately $73.9 million, $136.1 million and $99.1 million, respectively, for securities sold under agreements to repurchase. Additionally, there was $5.9 million, $5.7 million and $7.0 million of excess collateral pledged for repurchase agreements at December 31, 2018, 2017 and 2016, respectively.

The vast majority of the Company’s repurchase agreements are overnight transactions with clients that mature the day after the transaction. During 2018, 2017 and 2016, the overnight agreements had a weighted average interest rate of 0.34%, 0.19% and 0.14%, respectively. At December 31, 2018, 2017 and 2016, none of the Company’s repurchase agreements were for periods longer than one day. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the consolidated financial statements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.1 billion at December 31, 2018. At December 31, 2018, 2017 and 2016, the Bank had $234.3 million, $0.0 million and $0.0 million in line of credit advances from the FHLB, respectively, that mature within a day. At December 31, 2018, 2017 and 2016, the Bank had $67.3 million, $129.1 million and $25.0 million in term advances from the FHLB, respectively. The term advances have fixed interest rates between 1.55% - 2.33% with maturity dates of 2019 - 2020. The Bank had investment securities pledged as collateral for FHLB advances in the amount of $16.0 million, $28.1 million and $28.8 million at December 31, 2018, 2017 and 2016, respectively. Loans pledged were $1.6 billion at December 31, 2018 and $1.2 billion at December 31, 2017.  Interest expense related to FHLB advances totaled $2.6 million, $1.8 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 14 Regulatory Capital

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

Under the Basel III requirements, at December 31, 2018 and 2017, the Company and the Bank met all capital requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	December 31, 2018
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.5%	$580,504	N/A	N/A	4.0%	$220,988
NBH Bank	9.0%	498,283	5.0%	$275,703	4.0%	220,563
Common equity tier 1 risk-based capital:
Consolidated	12.9%	$580,504	N/A	N/A	7.0%	$386,728
NBH Bank	11.1%	498,283	6.5%	$358,414	7.0%	385,984
Tier 1 risk-based capital ratio:
Consolidated	12.9%	$580,504	N/A	N/A	8.5%	$382,306
NBH Bank	11.1%	498,283	8.0%	$358,938	8.5%	381,372
Total risk-based capital ratio:
Consolidated	13.8%	$620,275	N/A	N/A	10.5%	$472,261
NBH Bank	12.0%	538,054	10.0%	$448,672	10.5%	471,106

	December 31, 2017
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.8%	$470,877	N/A	N/A	4.0%	$191,559
NBH Bank	8.1%	382,918	5.0%	$237,772	4.0%	190,217
Common equity tier 1 risk-based capital:
Consolidated	12.9%	$470,877	N/A	N/A	7.0%	$335,228
NBH Bank	10.6%	382,918	6.5%	$309,103	7.0%	332,881
Tier 1 risk-based capital ratio:
Consolidated	12.9%	$470,877	N/A	N/A	8.5%	$309,400
NBH Bank	10.6%	382,918	8.0%	$289,022	8.5%	307,086
Total risk-based capital ratio:
Consolidated	13.8%	$502,917	N/A	N/A	10.5%	$382,200
NBH Bank	11.5%	414,958	10.0%	$361,277	10.5%	379,341

(1)	As of the fully phased-in date of January 1, 2019, including the capital conservation buffer.

Note 15 Revenue from Contracts with Clients

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 3, Recent Accounting Pronouncements, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, and derivatives are also not in scope of the new guidance. Topic 606 is applicable to non-interest revenue streams such as deposit related fees, interchange fees, and merchant income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with clients. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the years ended December 31, 2018 and 2017.

	For the years ended December 31,
	2018	2017	2016
Non-interest income
In-scope of Topic 606:
Service Charges and other fees	$20,408	$19,070	$15,961
Bank card fees	14,489	12,026	11,429
Gain on banking center divestiture	—	2,942	—
Non-interest income (in-scope of Topic 606)	34,897	34,038	27,390
Non-interest income (out-of-scope of Topic 606)	35,878	5,167	12,637
Total non-interest income	$70,775	$39,205	$40,027
Non-interest expense
In-scope of Topic 606:
(Gain) loss on OREO sales, net	(488)	(4,150)	(4,383)
Total revenue in-scope of Topic 606	$34,409	$29,888	$23,007

Contract Balances

A contract asset balance occurs when an entity performs a service for a client before the client pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a client for which the entity has already received payment (or payment is due) from the client. The Company’s noninterest revenue streams are largely based on transactional activity or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances. As of December 31, 2018 and December 31, 2017, the Company did not have any contract balances.

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

As of December 31, 2018, the aggregate number of Class A common stock available for issuance under the 2014 Plan is 5,254,682 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders. Upon an option exercise, it is the Company’s policy to issue shares from treasury stock.

To date, the Company has issued stock options, restricted stock and performance stock units under the plans. The Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.

Stock options

The Company issued stock options during 2018, 2017 and 2016, which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest or have vested on a graded basis over 1-4 years of continuous service and have 7-10 year contractual terms.

Below are the weighted average assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s stock options granted in 2018, 2017 and 2016:

	2018	2017	2016
Weighted average fair value	$7.43	$7.84	$4.24
Weighted average risk-free interest rate (1)	2.69%	2.14%	1.47%
Expected volatility (2)	20.75%	21.61%	22.47%
Expected term (years) (3)	6.10	6.09	6.09
Dividend yield (4)	1.13%	0.83%	1.02%

(1)	The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term.
(2)

Expected volatility was calculated using a time-based weighted migration of the Company’s own stock price volatility coupled with those of a peer group of eight comparable publicly traded companies for a period commensurate with the expected term of the options.

(3)	The expected term was estimated to be the average of the contractual vesting term and time to expiration.
(4)

The dividend yield was assumed to be $0.05 per share per quarter through the third quarter of 2016, $0.07 per share per quarter through the first quarter of 2017, $0.09 per share per quarter through the first quarter of 2018, $0.14 per share per quarter through the third quarter of 2018 and $0.17 per share per quarter through the fourth quarter of 2018 in accordance with the Company’s dividend policy at the time of grant.

The Company issued stock options in accordance with the 2014 Plan during 2018. The following table summarizes stock option activity for 2018:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2017	1,598,318	$20.62	4.07	$19,017
Granted	158,316	32.99
Exercised	(473,363)	19.88
Forfeited	(18,395)	28.76
Outstanding at December 31, 2018	1,264,876	$22.33	3.92	$11,387
Options exercisable at December 31, 2018	1,011,744	20.18	2.74	10,903
Options vested and expected to vest	1,241,729	22.14	3.82	11,376

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.8 million, $0.7 million and $0.7 million for 2018, 2017 and 2016, respectively. At December 31, 2018, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes the Company’s outstanding stock options:

			Options outstanding			Options exercisable
				Weighted average
			Number	remaining contractual	Weighted average	Number	Weighted average
Range of exercise price			outstanding	life (years)	exercise price	exercisable	exercise price
$18.00	-	18.99	75,863	4.90	$18.60	75,863	$18.60
$19.00	-	19.99	197,339	6.80	$19.39	155,231	$19.34
$20.00	-	20.99	752,786	1.51	$20.01	752,440	$20.01
$21.00	and above		238,888	8.80	$33.27	28,210	$33.59

Restricted stock awards

The Company issued time-based restricted stock awards during 2018, 2017 and 2016. The restricted stock awards vest over a range of a 1 – 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

No market-based stock awards were granted during 2018 or 2017.  The market-based performance condition has been met for market-based stock awards granted during 2016, and the total unrecognized compensation cost related to non-vested market-based stock awards is expected to be recognized over a weighted average period of approximately 0.2 years.

Performance stock units

During the years ended December 31, 2018, 2017 and 2016, the Company granted 77,125,  49,758, and 91,342 performance stock units in accordance with the 2014 Plan, respectively. These performance stock units granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit for awards granted during 2018 of the EPS target portion and the TSR target portion was $32.65 and $27.51, respectively.

The following table summarizes restricted stock and performance stock unit activity during 2018 and 2017:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2016	499,271	$15.82	85,295	$18.22
Granted	66,471	33.43	49,758	33.22
Vested	(380,956)	15.40	—	—
Forfeited	(21,229)	18.73	(9,971)	21.78
Unvested at December 31, 2017	163,557	$22.60	125,082	$23.90
Granted	92,133	33.69	77,125	30.38
Vested	(94,775)	23.71	—	—
Forfeited	(14,421)	29.37	(10,158)	25.90
Unvested at December 31, 2018	146,494	$28.19	192,049	$26.40

As of December 31, 2018, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $2.0 million and $2.5 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.0 years and 1.8 years, respectively. Expense related to non-vested restricted stock awards totaled $2.1 million, $2.2 million and $2.4 million during 2018, 2017 and 2016, respectively. Expense related to non-vested performance stock units totaled $1.5 million, $0.8 million and $0.4 million during 2018, 2017 and 2016, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 342,644 were available for issuance.

Under the ESPP, employees purchased 12,515 shares and 11,178 shares during 2018 and 2017, respectively.

Note 17 Warrants

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

Note 18 Common Stock

The Company had 30,769,063 and 26,875,585 shares of Class A common stock outstanding at December 31, 2018 and 2017, respectively. Additionally, the Company had 146,494 and 163,557 shares outstanding at December 31, 2018 and 2017, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan and the Prior Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On August 5, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. The remaining authorization under this program at December 31, 2018 was $12.6 million.

Note 19 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 17.

The Company had 30,769,063 and 26,875,585 shares of Class A common stock outstanding as of December 31, 2018 and 2017, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted income per share because to do so would have been anti-dilutive for 2018, 2017 and 2016.

The following table illustrates the computation of basic and diluted income per share for 2018, 2017 and 2016:

	For the years ended December 31,
	2018	2017	2016
Net income	$61,451	$14,579	$23,060
Less: income allocated to participating securities	(70)	(56)	(52)
Income allocated to common shareholders	$61,381	$14,523	$23,008
Weighted average shares outstanding for basic earnings per common share	30,748,234	26,928,763	28,313,061
Dilutive effect of equity awards	681,840	772,392	704,831
Dilutive effect of warrants	—	8,504	73,451
Weighted average shares outstanding for diluted earnings per common share	31,430,074	27,709,659	29,091,343
Basic earnings per share	$2.00	$0.54	$0.81
Diluted earnings per share	$1.95	$0.53	$0.79

The Company had 1,264,876, 1,598,318 and 2,185,922 outstanding stock options to purchase common stock at weighted average exercise prices of $22.33, $20.62 and $19.81 per share at December 31, 2018, 2017 and 2016, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. Additionally, 250,750 warrants were exercised in a non-cash transaction during 2017, representing the remaining outstanding warrants to purchase shares of the Company’s common stock. The warrants had an exercise price of $20.00. The Company had 338,543, 288,639 and 499,271 unvested restricted shares and units issued as of December 31, 2018, 2017 and 2016, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 20 Income Taxes

Income tax expense attributable to income before taxes was $12.2 million, $21.3 million and $2.9 million for 2018, 2017 and 2016, respectively. Included in income tax expense was $1.3 million, $4.2 million and $2.1 million of tax benefits from stock compensation activity during 2018, 2017 and 2016, respectively. During the fourth quarter of 2017, the Company remeasured its deferred tax asset as a result of the enactment of the Act, which among other items reduces the federal corporate tax rate to 21% effective January 1, 2018. Income tax expense recorded in 2017 included an $18.5 million non-cash one-time charge primarily related to this re-measurement.

(a) Income taxes

Total income taxes for 2018, 2017 and 2016 were allocated as follows:

	For the years ended December 31,
	2018	2017	2016
Current expense:
U.S. federal	$427	$1,230	$1,868
State and local	1,530	169	117
Total current income tax expense	1,957	1,399	1,985
Deferred expense:
U.S. federal	10,110	17,639	626
State and local	163	2,245	336
Total deferred income tax expense	10,273	19,884	962
Income tax expense	$12,230	$21,283	$2,947

(b) Tax Rate Reconciliation

The reconciliation between the income tax expenses and the amounts computed by applying the U.S. federal income tax rate to pretax income is as follows:

	For the years ended December 31,
	2018	2017	2016
Income tax at federal statutory rates (21%, 35% and 35%, respectively)	$15,473	$12,550	$9,103
State income taxes, net of federal benefits	1,337	265	295
Tax-exempt loan interest income	(4,089)	(5,380)	(3,798)
Bank-owned life insurance income	136	(813)	(724)
Stock-based compensation	(1,207)	(3,998)	(2,002)
Deferred tax rate change	—	18,457	—
Other	580	202	73
Income tax expense	$12,230	$21,283	$2,947

(c) Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Excess tax basis of acquired loans over carrying value	$3,076	$1,887
Allowance for loan losses	8,521	7,354
Intangible assets	1,937	6,367
Other real estate owned	439	228
Accrued stock-based compensation	2,889	3,098
Accrued compensation	3,046	2,431
Capitalized start-up costs	2,199	2,488
Accrued expenses	1,357	1,227
Net deferred loan fees	—	622
Net operating loss	807	1,027
Federal tax credits	—	5,891
Net unrealized losses on investment securities	3,543	2,307
Other	1,960	993
Total deferred tax assets	29,774	35,920
Deferred tax liabilities:
Premises and equipment	(114)	(113)
Prepaid expenses	(210)	(177)
Net deferred loan fees	(174)	—
Mortgage servicing rights	(854)	—
Other	(71)	—
Total deferred tax liabilities	(1,423)	(290)
Net deferred tax asset	$28,351	$35,630

At December 31, 2018, the Company had federal and state net operating loss carryovers (NOLs) of $3.0 million and $4.9 million, respectively, which are available to offset future taxable income. The federal NOLs expire in varying amounts through 2037, and the state NOLs expire in varying amounts between 2026 and 2037. The Company also had a minimum tax credit carryover of $5.9 million at December 31, 2017 that was fully utilized during 2018. The Company does not expect any tax attribute carryovers to expire before they are utilized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. For the years ended December 31, 2018 and 2017, management believes a valuation allowance on the deferred tax asset is not necessary based on the current and future projected earnings of the Company. The Company has no ASC 740-10 unrecognized tax benefits recorded as of December 31, 2018 and 2017 and does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. The Company and its subsidiary bank are subject to income tax by federal, state and local government taxing authorities. The Company’s tax returns for the years ended December 31, 2015 through 2018 remain subject to examination for U.S. federal income tax authorities. The years open to examination by state and local government authorities vary by jurisdiction.

The Company has unvested stock-based compensation awards outstanding at December 31, 2018, including stock options, restricted stock and performance stock units. The strike prices for options range from $18.09 to $40.51, with a large portion of the awards having strike prices of $20.00. The restricted stock vest over a range of 1-3 year period. The performance stock units cliff vest over a range of 2-3 years and the number of shares issued is determined by the final performance results. Depending on the movement in our stock price, these stock-based compensation awards may create either an excess tax benefit or tax deficiency depending on the relationship between the fair value at the time of vesting or exercise and the estimated fair value recorded at the time of grant. During 2018, 2017 and 2016, the Company recorded $1.3 million, $4.2 million and $2.1 million, respectively, of excess tax benefit related to the settlement of awards during the period as a component of income tax expense in the consolidated statements of operations. As of December 31, 2018, the Company had a $2.9 million deferred tax asset related to stock-based compensation, $2.3 million of which is associated with executive officers still employed by the Company.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of December 31, 2018 and 2017.

Information about the valuation methods used to measure fair value is provided in note 23.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	location	2018	2017	location	2018	2017
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$17,436	$10,489	Other liabilities	$228	$1,167
Total derivatives designated as hedging instruments		$17,436	$10,489		$228	$1,167

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$3,191	$2,483	Other liabilities	$3,349	$2,584
Interest rate lock commitments	Other assets	871	128	Other liabilities	72	—
Forward contracts	Other assets	—	5	Other liabilities	472	7
Total derivatives not designated as hedging instruments		$4,062	$2,616		$3,893	$2,591

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2018, the Company had interest rate swaps with a notional amount of $473.4 million that were designated as fair value hedges of interest rate risk. These interest rate swaps were associated with $522.7 million of the Company’s fixed-rate loans, before a $13.2 million fair value loss hedge adjustment in the carrying amount, included in loans receivable on the statements of financial condition. As of December 31, 2017, the Company had interest rate swaps with a notional amount of $417.7 million that were designated as fair value hedges.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2018, the Company had matched interest rate swap transactions with an aggregate notional amount of $206.8 million related to this program. As of December 31, 2017, the Company had matched interest rate swap transactions with an aggregate notional amount of $202.2 million related to this program.

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

The Company had interest rate lock commitments with a notional value of $50.1 million and forward contracts with a notional value of $77.6 million at December 31, 2018. The Company had interest rate lock commitments with a notional value of $8.0 million and forward contracts with a notional value of $9.0 million at December 31, 2017.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for 2018 and 2017:

	Location of gain (loss)	Amount of gain or (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the years ended December 31,
hedging relationships	derivatives	2018	2017
Interest rate products	Interest and fees on loans	$13,513	$—
Interest rate products	Other non-interest income	—	1,177
Total		$13,513	$1,177

	Location of gain (loss)	Amount of gain or (loss) recognized in income on hedged items
	recognized in income on	For the years ended December 31,
Hedged items	hedged items	2018	2017
Interest rate products	Interest and fees on loans	$(13,972)	$—
Interest rate products	Other non-interest income	—	(2,172)
Total		$(13,972)	$(2,172)

	Location of gain (loss)	Amount of gain or (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the years ended December 31,
as hedging instruments	derivatives	2018	2017
Interest rate products	Other non-interest expense	$55	$104
Interest rate lock commitments	Mortgage banking income	(1,329)	(13)
Forward contracts	Mortgage banking income	1,324	(120)
Total		$50	$(29)

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

As of December 31, 2018, the termination value of derivatives in a net liability position related to these agreements was $0.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of December 31, 2018, the Company had met these thresholds. If the Company had breached any of these provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

Note 22 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At December 31, 2018 and 2017, the Company had loan commitments totaling $773.5 million and $680.8 million, respectively, and standby letters of credit that totaled $10.6 million and $7.2 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Commitments to fund loans	$183,946	$181,904
Unfunded commitments under lines of credit	589,573	498,857
Commercial and standby letters of credit	10,558	7,185
Total unfunded commitments	$784,077	$687,946

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. The Company recorded a repurchase reserve of $3.4 million at December 31, 2018, which is included in other liabilities on the consolidated statements of financial condition.

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During 2018 and 2017, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At December 31, 2018 and 2017, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

Loans held for sale—The Company has elected to record loans originated and intended for sale in the secondary market at estimated fair value. The portfolio consists primarily of fixed rate residential loans that are sold within 45 days. The Company estimates fair value based on quoted market prices for similar loans in the secondary market and is classified as level 2.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017, on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$146,642	$—	$146,642
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	643,381	—	643,381
Municipal securities	—	441	—	441
Loans held for sale	—	48,120	—	48,120
Interest rate swap derivatives	—	20,627	—	20,627
Mortgage banking derivatives	—	—	871	871
Total assets at fair value	$—	$859,211	$871	$860,082
Liabilities:
Interest rate swap derivatives	$—	$3,577	$—	$3,577
Mortgage banking derivatives	—	—	544	544
Total liabilities at fair value	$—	$3,577	$544	$4,121

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$168,648	$—	$168,648
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	685,230	—	685,230
Municipal securities	—	829	—	829
Loans held for sale	—	4,629	—	4,629
Interest rate swap derivatives	—	12,972	—	12,972
Mortgage banking derivatives	—	—	133	133
Total assets at fair value	$—	$872,308	$133	$872,441
Liabilities:
Interest rate swap derivatives	$—	$3,751	$—	$3,751
Mortgage banking derivatives	—	—	7	7
Total liabilities at fair value	$—	$3,751	$7	$3,758

The table below details the changes in level 3 financial instruments during 2018:

Mortgage banking
derivatives, net
Balance at December 31, 2017	$126
Gain included in earnings, net	201
Balance at December 31, 2018	$327

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 0% - 25%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At December 31, 2018, the Company measured four originated and acquired loans at fair value on a non-recurring basis with a carrying balance of $4.9 million and specific reserve balance of $1.1 million. At December 31, 2017, the Company measured seven originated and acquired loans at fair value on a non-recurring basis with a carrying balance of $7.1 million and a specific reserve balance of $1.5 million.

OREO is recorded at the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $0.2 million and $0.8 million of OREO impairments in its consolidated statements of operations during 2018 and 2017, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.5% at December 31, 2018 and prepayment speed assumption ranges of 12.2% to 17.2% at December 31, 2018 as inputs. Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. The inputs used to determine the fair values of mortgage servicing rights are considered level 3 inputs in the fair value hierarchy.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding the assets recorded at fair value on a non-recurring basis at December 31, 2018 and 2017:

	December 31, 2018
	Total	Losses from fair value changes
Impaired loans	$31,079	$2,120
Other real estate owned	10,596	230
Mortgage servicing rights	3,556	21
Total	$45,231	$2,371

	December 31, 2017
	Total	Losses from fair value changes
Impaired loans	$30,873	$11,099
Other real estate owned	10,491	766
Total	$41,364	$11,865

The Company did not record any liabilities measured at fair value on a non-recurring basis during 2018 and 2017.

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

The fair value of financial instruments at December 31, 2018 and 2017, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair value	December 31, 2018		December 31, 2017
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$109,556	$109,556	$257,364	$257,364
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	146,642	146,642	168,648	168,648
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	643,381	643,381	685,230	685,230
Municipal securities	Level 2	441	441	829	829
Municipal securities	Level 3	169	169	219	219
Other available-for-sale securities	Level 3	469	469	419	419
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	157,115	154,412	204,352	204,048
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	78,283	76,514	54,378	52,723
Non-marketable securities	Level 2	27,555	27,555	15,030	15,030
Loans receivable	Level 3	4,092,308	4,082,146	3,178,947	3,167,508
Loans held for sale	Level 2	48,120	48,120	4,629	4,629
Accrued interest receivable	Level 2	17,852	17,852	14,255	14,255
Interest rate swap derivatives	Level 2	20,627	20,627	12,972	12,972
Mortgage banking derivatives	Level 3	871	871	133	133
LIABILITIES
Deposit transaction accounts	Level 2	3,455,092	3,455,092	2,861,509	2,861,509
Time deposits	Level 2	1,080,529	1,068,233	1,118,050	1,108,733
Securities sold under agreements to repurchase	Level 2	66,047	66,047	130,463	130,463
Federal Home Loan Bank advances	Level 2	301,660	301,933	129,115	130,300
Accrued interest payable	Level 2	6,889	6,889	5,776	5,776
Interest rate swap derivatives	Level 2	3,577	3,577	3,751	3,751
Mortgage banking derivatives	Level 3	544	544	7	7

Note 25 Parent Company Only Financial Statements

Parent company only financial information for National Bank Holdings Corporation is summarized as follows:

Condensed Statements of Financial Condition

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$71,997	$73,873
Investment in subsidiaries	612,784	444,445
Other assets	21,002	14,414
Total assets	$705,783	$532,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$10,777	$325
Total liabilities	10,777	325
Shareholders’ equity	695,006	532,407
Total liabilities and shareholders’ equity	$705,783	$532,732

Condensed Statements of Operations

	For the years ended December 31,
	2018	2017	2016
Income
Interest income	$112	$45	$24
Equity in undistributed (earnings) losses of subsidiaries	19,682	(11,192)	(129,956)
Distributions from subsidiaries	47,338	28,903	155,353
Total income	67,132	17,756	25,421
Expenses
Salaries and benefits	4,455	3,680	3,529
Other expenses	4,467	3,587	3,578
Total expenses	8,922	7,267	7,107
Income before income taxes	58,210	10,489	18,314
Income tax benefit	(3,241)	(4,090)	(4,746)
Net income	$61,451	$14,579	$23,060

Condensed Statements of Cash Flows

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$61,451	$14,579	$23,060
Equity in undistributed (earnings) losses of subsidiaries	(19,682)	11,192	(25,388)
Stock-based compensation expense	4,420	3,648	3,492
Net excess tax (benefit) deficit on stock-based compensation	(1,286)	(4,225)	(2,078)
Other	(770)	6,680	418
Net cash provided by (used in) operating activities	44,133	31,874	(496)
Cash flows from investing activities:
Outlay for business combinations	(36,189)	—	—
Dividend payment from subsidiary equity	—	—	15,353
Return of capital from investments in subsidiaries	—	—	140,000
Net cash (used in) provided by investing activities	(36,189)	—	155,353
Cash flows from financing activities:
Capital contribution	—	(5,000)	—
Issuance of stock under purchase and equity compensation plans	(772)	(8,395)	(6,201)
Proceeds from exercise of stock options	7,576	104	—
Payment of dividends	(16,624)	(9,401)	(6,131)
Repurchase of shares	—	—	(93,573)
Net cash used in financing activities	(9,820)	(22,692)	(105,905)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,876)	9,182	48,952
Cash, cash equivalents and restricted cash at beginning of the year	73,873	64,691	15,739
Cash, cash equivalents and restricted cash at end of the year	$71,997	$73,873	$64,691

Note 26 Quarterly Results of Operations (unaudited)

The following is a summary of quarterly results:

	December 31, 2018
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$57,780	$55,909	$54,911	$52,791	$221,391
Interest expense	7,148	6,137	5,525	5,144	23,954
Net interest income before provision for loan losses	50,632	49,772	49,386	47,647	197,437
Provision for loan losses	2,476	807	1,873	41	5,197
Net interest income after provision for loan losses	48,156	48,965	47,513	47,606	192,240
Non-interest income	15,317	18,061	19,562	17,835	70,775
Non-interest expense	42,857	44,432	46,763	55,282	189,334
Income before income taxes	20,616	22,594	20,312	10,159	73,681
Income tax expense	3,381	4,354	2,800	1,695	12,230
Net income	$17,235	$18,240	$17,512	$8,464	$61,451
Income per share-basic	$0.56	$0.59	$0.57	$0.28	$2.00
Income per share-diluted	$0.55	$0.58	$0.56	$0.27	$1.95

	December 31, 2017
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$41,889	$42,579	$41,213	$38,740	$164,421
Interest expense	4,976	4,681	4,440	4,018	18,115
Net interest income before provision for loan losses	36,913	37,898	36,773	34,722	146,306
Provision for loan losses	3,272	3,880	4,025	1,795	12,972
Net interest income after provision for loan losses	33,641	34,018	32,748	32,927	133,334
Non-interest income	8,883	9,551	12,075	8,696	39,205
Non-interest expense	34,028	34,605	33,439	34,605	136,677
Income before income taxes	8,496	8,964	11,384	7,018	35,862
Income tax expense (benefit)	18,615	1,733	2,175	(1,240)	21,283
Net (loss) income	$(10,119)	$7,231	$9,209	$8,258	$14,579
(Loss) income per share-basic	$(0.37)	$0.27	$0.34	$0.31	$0.54
(Loss) income per share-diluted	$(0.37)	$0.26	$0.33	$0.30	$0.53

	December 31, 2016
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$39,658	$40,764	$38,472	$41,554	$160,448
Interest expense	3,873	3,700	3,719	3,516	14,808
Net interest income before provision for loan losses	35,785	37,064	34,753	38,038	145,640
Provision for loan losses	1,282	5,293	6,457	10,619	23,651
Net interest income after provision for loan losses	34,503	31,771	28,296	27,419	121,989
Non-interest income	9,992	11,608	10,504	7,923	40,027
Non-interest expense	34,423	33,370	33,314	34,902	136,009
Income before income taxes	10,072	10,009	5,486	440	26,007
Income tax expense	81	1,695	982	189	2,947
Net income	$9,991	$8,314	$4,504	$251	$23,060
Income per share-basic	$0.38	$0.30	$0.15	$0.01	$0.81
Income per share-diluted	$0.36	$0.30	$0.15	$0.01	$0.79

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9A.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2018. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2018, which report is included in this Item 9A below.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

National Bank Holdings Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited National Bank Holding Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018 and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 1, 2019

Item 9B.     OTHER INFORMATION.

None.

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

The Company's Supplemental Code of Ethics for CEO and Senior Financial Officers, which applies to the CEO, Chief Financial Officer and Principal Accounting Officer, is available at www.nationalbankholdings.com. Amendments to, and waivers of, the code of ethics are publicly disclosed as required by applicable law, regulation or rule.

Item 11.       EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

10.6	Transition Agreement, dated May 2, 2018, by and between Brian F. Lilly and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on May 2, 2018)^

10.7

Employment Agreement, dated November 17, 2015, by and between Zsolt K. Besskó and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.5 to our Form 8-K, filed on November 20, 2015)^

10.8	Employment Agreement, dated May 2, 2018, by and between Aldis Birkans and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on May 2, 2018)^

10.9	National Bank Holdings Corporation Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 30, 2015)^

10.10	NBH Holdings Corp. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)^

10.11	Amendment to the NBH Holdings Corp. 2009 Equity Incentive Plan dated February 22, 2017 (incorporated herein by reference to Exhibit 10.10 to our form 10-K, filed on February 24, 2017)^

10.12	National Bank Holdings Corporation 2014 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 31, 2014)^

10.13	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (For Management) (filed herewith)^

10.14	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Management) (filed herewith)^

10.15	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Management) (filed herewith)^

10.16

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Market-Based Performance Award Agreement (For Management) (incorporated herein by reference to Exhibit 10.15 to our form 10-K, filed on February 24, 2017)^

10.17

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors) (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q, filed on May 9, 2014)^

10.18

Support Agreement, dated as of June 23, 2017, by and among Peoples, Inc., National Bank Holdings Corporation and the undersigned stockholders of Peoples, Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated June 23, 2017 and filed on June 27, 2017)

10.19	Change of Control Agreement applicable to executive officers not party to an employee agreement (incorporated herein by reference to Exhibit 10.17 to our form 10-K, filed on February 28, 2018)^

21.1	Subsidiaries of National Bank Holdings Corporation

23.1	Consent of KPMG LLP

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 1, 2019, on its behalf by the undersigned, thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ G. Timothy Laney
G. Timothy Laney
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ G. TIMOTHY LANEY
G. Timothy Laney
Chairman, President and Chief Executive Officer
(principal executive officer)

/s/ ALDIS BIRKANS
Aldis Birkans
Chief Financial Officer and Treasurer
(principal financial officer)

/s/ NICOLE VAN DENABEELE
Nicole Van Denabeele
Chief Accounting Officer
(principal accounting officer)

/s/ RALPH W. CLERMONT
Ralph W. Clermont, Lead Director

/s/ ROBERT E. DEAN
Robert E. Dean, Director

/s/ FRED J. JOSEPH
Fred J. Joseph, Director

/s/ MICHO F. SPRING
Micho F. Spring, Director

/s/ BURNEY S. WARREN, III
Burney S. Warren, III, Director

/s/ ART ZEILE
Art Zeile, Director