Form 10-Q
period 2019-03-31
National Bank Holdings Corp
filed 2019-05-09
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A Common Stock	NBHC	NYSE

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 7, 2019, the registrant had outstanding 30,992,140 shares of Class A voting common stock, each with $0.01 par value per share, excluding 126,821 shares of restricted Class A common stock issued but not yet vested.

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$104,758	$109,056
Interest bearing bank deposits	500	500
Cash and cash equivalents	105,258	109,556
Investment securities available-for-sale (at fair value)	749,537	791,102
Investment securities held-to-maturity (fair value of $219,607 and $230,926 at March 31, 2019 and December 31, 2018, respectively)	221,727	235,398
Non-marketable securities	24,574	27,555
Loans	4,246,941	4,092,308
Allowance for loan losses	(37,055)	(35,692)
Loans, net	4,209,886	4,056,616
Loans held for sale	59,324	48,120
Other real estate owned	9,394	10,596
Premises and equipment, net	109,594	109,986
Goodwill	115,027	115,027
Intangible assets, net	12,981	13,470
Other assets	185,364	159,240
Total assets	$5,802,666	$5,676,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$1,172,683	$1,072,029
Interest bearing demand deposits	696,332	688,255
Savings and money market	1,764,341	1,694,808
Time deposits	1,081,092	1,080,529
Total deposits	4,714,448	4,535,621
Securities sold under agreements to repurchase	59,543	66,047
Federal Home Loan Bank advances	228,421	301,660
Other liabilities	85,252	78,332
Total liabilities	5,087,664	4,981,660
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,498,016 shares issued; 30,958,581 and 30,769,063 shares outstanding at March 31, 2019 and December 31, 2018, respectively	515	515
Additional paid-in capital	1,012,974	1,014,399
Retained earnings	120,879	106,990
Treasury stock of 20,421,540 and 20,582,459 shares at March 31, 2019 and December 31, 2018, respectively, at cost	(413,226)	(415,623)
Accumulated other comprehensive loss, net of tax	(6,140)	(11,275)
Total shareholders’ equity	715,002	695,006
Total liabilities and shareholders’ equity	$5,802,666	$5,676,666

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended
	March 31,
	2019	2018
Interest and dividend income:
Interest and fees on loans	$52,775	$45,280
Interest and dividends on investment securities	6,012	6,526
Dividends on non-marketable securities	423	244
Interest on interest-bearing bank deposits	210	741
Total interest and dividend income	59,420	52,791
Interest expense:
Interest on deposits	6,615	4,634
Interest on borrowings	1,639	510
Total interest expense	8,254	5,144
Net interest income before provision for loan losses	51,166	47,647
Provision for loan losses	1,534	41
Net interest income after provision for loan losses	49,632	47,606
Non-interest income:
Service charges	4,321	4,510
Bank card fees	3,428	3,362
Mortgage banking income	6,937	7,971
Bank-owned life insurance income	421	452
Other non-interest income	1,883	1,150
OREO related income	61	390
Total non-interest income	17,051	17,835
Non-interest expense:
Salaries and benefits	27,890	30,672
Occupancy and equipment	6,882	7,955
Telecommunications and data processing	2,290	4,366
Marketing and business development	986	1,224
FDIC deposit insurance	498	753
Bank card expenses	810	2,136
Professional fees	814	2,819
Other non-interest expense	3,173	3,845
Problem asset workout	1,123	781
(Gain) loss on OREO sales, net	(368)	78
Core deposit intangible asset amortization	296	653
Total non-interest expense	44,394	55,282
Income before income taxes	22,289	10,159
Income tax expense	3,367	1,695
Net income	$18,922	$8,464
Income per share—basic	$0.61	$0.28
Income per share—diluted	$0.60	$0.27
Weighted average number of common shares outstanding:
Basic	30,961,187	30,493,689
Diluted	31,497,538	31,143,528

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2019	2018
Net income	$18,922	$8,464
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($1,706) and $2,301 for the three months ended March 31, 2019 and 2018, respectively	5,417	(6,780)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $90 and $70 for the three months ended March 31, 2019 and 2018, respectively	(282)	(387)
Other comprehensive income (loss)	5,135	(7,167)
Comprehensive income	$24,057	$1,297

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2019 and 2018

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, December 31, 2017	$515	$970,668	$60,795	$(493,329)	$(6,242)	$532,407
Net income	—	—	8,464	—	—	8,464
Stock-based compensation	—	833	—	—	—	833
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,566, net	—	(1,476)	—	5,319	—	3,843
Reissuance of treasury stock of 3,398,477 shares for acquisition of Peoples, Inc.	—	42,243	—	67,970	—	110,213
Cash dividends declared ($0.09 per share)	—	—	(2,756)	—	—	(2,756)
Reclassification of certain tax effects from accumulated other comprehensive income(1)	—	—	1,479	—	(1,479)	—
Cumulative effect adjustment(2)	—	—	26	—	—	26
Other comprehensive loss	—	—	—	—	(7,167)	(7,167)
Balance, March 31, 2018	$515	$1,012,268	$68,008	$(420,040)	$(14,888)	$645,863
Balance, December 31, 2018	$515	$1,014,399	$106,990	$(415,623)	$(11,275)	$695,006
Net income	—	—	18,922	—	—	18,922
Stock-based compensation	—	376	—	—	—	376
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $2,291 net	—	(1,801)	—	2,397	—	596
Cash dividends declared ($0.17 per share)	—	—	(5,289)	—	—	(5,289)
Cumulative effect adjustment(3)	—	—	256	—	—	256
Other comprehensive income	—	—	—	—	5,135	5,135
Balance, March 31, 2019	$515	$1,012,974	$120,879	$(413,226)	$(6,140)	$715,002

(1)	Related to the adoption of Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
(2)	Related to the adoption of Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.
(3)	Related to the adoption of Accounting Standards Update No. 2016-02, Leases. Refer to note 2 – Recent Accounting Pronouncements of our consolidated financial statements for further details.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$18,922	$8,464
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,534	41
Depreciation and amortization	2,527	2,983
Current income tax receivable	2,968	(4,233)
Deferred income taxes	1,929	(609)
Net excess tax benefit on stock-based compensation	(753)	(371)
Discount accretion, net of premium amortization on securities	442	821
Loan accretion	(4,193)	(6,508)
Gain on sale of mortgages, net	(6,276)	(6,803)
Origination of loans held for sale, net of repayments	(176,105)	(219,584)
Proceeds from sales of loans held for sale	171,330	235,104
Bank-owned life insurance income	(421)	(452)
Gain on the sale of other real estate owned, net	(368)	78
Impairment on other real estate owned	596	38
Stock-based compensation	375	833
Operating lease payments	(1,406)	—
Acquisition-related costs	—	(7,957)
Increase in other assets	716	(5,630)
(Decrease) increase in other liabilities	(15,437)	14,294
Net cash (used in) provided by operating activities	(3,620)	10,509
Cash flows from investing activities:
Purchase of FHLB stock	(4,248)	(2,950)
Proceeds from redemption of FHLB stock	7,229	8,690
Proceeds from maturities of investment securities held-to-maturity	13,217	15,526
Proceeds from maturities of investment securities available-for-sale	48,328	55,152
Proceeds from sales of investment securities available-for-sale	—	33,202
Purchase of investment securities held-to-maturity	—	(40,735)
Purchase of investment securities available-for-sale	—	(42,199)
Net (increase) decrease in loans	(159,027)	9,135
Purchases of premises and equipment, net	(1,688)	(1,905)
Proceeds from sales of other real estate owned	1,262	36
Net cash activity from acquisition	—	68,984
Net cash (used in) provided by investing activities	(94,927)	102,936
Cash flows from financing activities:
Net increase (decrease) in deposits	178,826	(160)
(Decrease) increase in repurchase agreements	(6,504)	10,724
Advances from FHLB	319,041	—
FHLB repayments	(392,280)	(85,605)
Issuance of stock under purchase and equity compensation plans	(1,646)	(517)
Proceeds from exercise of stock options	2,221	4,360
Payment of dividends	(5,409)	(2,741)
Net cash provided by (used in) financing activities	94,249	(73,939)
(Decrease) increase in cash, cash equivalents and restricted cash	(4,298)	39,506
Cash, cash equivalents and restricted cash at beginning of the year	119,556	257,364
Cash, cash equivalents and restricted cash at end of period	$115,258	$296,870
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$6,539	$3,723
Net tax (payments) refunds	$(86)	$164
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	$288	$127
Decrease in loans purchased but not settled	$(7,974)	$(15,068)
Loans transferred from loans held for sale to loans	$198	$878
Lease right-of-use assets obtained in exchange for operating lease liabilities	$30,474	$—
Treasury stock reissued for acquisition	$—	$110,213

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Denver, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 104 banking centers, as of March 31, 2019, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2018 and include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation The results of operations for the interim period is not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

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

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2018 and are contained in the Company's Annual Report on Form 10-K. There have not been any significant changes to the application of significant accounting policies since December 31, 2018.

Note 2 Recent Accounting Pronouncements

Leases—In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statements.  ASU 2016-02 became effective for the Company on January 1, 2019 and initially required a transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the Financial Accounting Standards Board issued ASU 2018-11 which, among other things, provides an additional transition method that allows entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact our financial statements in relation to contracts whereby we act as a lessor. We applied the modified-retrospective transition approach prescribed by ASU 2018-11. Upon adoption of ASU 2016-02 and ASU 2018-11 on January 1, 2019, we recognized right-of-use assets and related lease liabilities totaling $30.5 million with a cumulative-effect adjustment to beginning retained earnings of $0.3 million. Refer to note 6 – Leases of our consolidated financial statements for further detail.

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

Other Pronouncements—  The Company reviewed ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement and does not expect the adoption of these pronouncements to have a material impact on its financial statements.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.0 billion at March 31, 2019 and included $0.8 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities. At December 31, 2018, investment securities totaled $1.0 billion and included $0.8 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities.

Available-for-sale

At March 31, 2019 and December 31, 2018, the Company held $749.5 million and $791.1 million of available-for-sale investment securities, respectively. Available-for-sale securities are summarized as follows as of the dates indicated:

	March 31, 2019
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$134,173	$1,269	$(954)	$134,488
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	625,776	1,675	(13,481)	613,970
Municipal securities	619	—	(9)	610
Other securities	469	—	—	469
Total investment securities available-for-sale	$761,037	$2,944	$(14,444)	$749,537

	December 31, 2018
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$147,283	$1,232	$(1,873)	$146,642
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	661,354	1,056	(19,029)	643,381
Municipal securities	619	—	(9)	610
Other securities	469	—	—	469
Total investment securities available-for-sale	$809,725	$2,288	$(20,911)	$791,102

At March 31, 2019 and December 31, 2018, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government sponsored agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$235	$—	$86,197	$(954)	$86,432	$(954)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	15,941	(9)	513,936	(13,472)	529,877	(13,481)
Municipal securities	—	—	441	(9)	441	(9)
Total	$16,176	$(9)	$600,574	$(14,435)	$616,750	$(14,444)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$30,853	$(392)	$69,169	$(1,481)	$100,022	$(1,873)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	127,767	(1,150)	454,662	(17,879)	582,429	(19,029)
Municipal securities	441	(9)	—	—	441	(9)
Total	$159,061	$(1,551)	$523,831	$(19,360)	$682,892	$(20,911)

The unrealized losses in the Company's investment portfolio at March 31, 2019 were caused by changes in interest rates. The portfolio included 183 securities, having an aggregate fair value of $616.8 million, which were in an unrealized loss position at March 31, 2019, compared to 211 securities, with an aggregate fair value of $682.9 million at December 31, 2018.

Management evaluated all of the available for sale securities in an unrealized loss position at March 31, 2019 and December 31, 2018 and concluded no OTTI existed. No OTTI charges were recorded during the three months ended March 31, 2019 and 2018. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase, and to secure borrowing capacity at the Federal Reserve Bank and FHLB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $336.2 million and $318.1 million at March 31, 2019 and December 31, 2018, respectively. Certain investment securities may also be pledged as collateral for the line of credit at the FHLB; at March 31, 2019 or December 31, 2018, no securities were pledged for this purpose.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. As of March 31, 2019, municipal securities with an amortized cost and fair value of $0.2 million were due after one year through five years, while municipal securities with an amortized cost and fair value of $0.4 million were due after five years through ten years. Other securities of $0.5 million as of March 31, 2019, have no stated contractual maturity date.

Held-to-maturity

At March 31, 2019 and December 31, 2018, the Company held $221.7 million and $235.4 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$147,221	$33	$(938)	$146,316
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	74,506	76	(1,291)	73,291
Total investment securities held-to-maturity	$221,727	$109	$(2,229)	$219,607

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$157,115	$2	$(2,705)	$154,412
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	78,283	—	(1,769)	76,514
Total investment securities held-to-maturity	$235,398	$2	$(4,474)	$230,926

The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$141,907	$(938)	$141,907	$(938)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	39,410	(1,291)	39,410	(1,291)
Total	$—	$—	$181,317	$(2,229)	$181,317	$(2,229)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$26,660	$(381)	$126,475	$(2,324)	$153,135	$(2,705)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	35,235	(79)	41,279	(1,690)	76,514	(1,769)
Total	$61,895	$(460)	$167,754	$(4,014)	$229,649	$(4,474)

The held-to-maturity portfolio included 43 securities, having an aggregate fair value of $181.3 million, which were in an unrealized loss position at March 31, 2019, compared to 49 securities, with a fair value of $229.6 million, at December 31, 2018.

The unrealized losses in the Company’s investments at March 31, 2019 and December 31, 2018 were caused by changes in interest rates. Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at March 31, 2019 or December 31, 2018. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $128.9 million and $133.1 million at March 31, 2019 and December 31, 2018, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

Note 4 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The tables below show the loan portfolio composition including carrying value by segment of originated and acquired loans and loans accounted for under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of the dates shown. The carrying value of originated and acquired loans is net of discounts, fees, cost and fair value marks of $10.1 million and $10.2 million as of March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019
	Originated and	ASC
	acquired loans	310-30 loans	Total loans	% of total
Commercial	$2,737,005	$19,139	$2,756,144	64.9%
Commercial real estate non-owner occupied	609,076	36,878	645,954	15.2%
Residential real estate	815,144	7,508	822,652	19.4%
Consumer	22,189	2	22,191	0.5%
Total	$4,183,414	$63,527	$4,246,941	100.0%

	December 31, 2018
	Originated and	ASC
	acquired loans	310-30 loans	Total loans	% of total
Commercial	$2,624,173	$20,398	$2,644,571	64.6%
Commercial real estate non-owner occupied	551,819	40,393	592,212	14.5%
Residential real estate	820,820	9,995	830,815	20.3%
Consumer	24,617	93	24,710	0.6%
Total	$4,021,429	$70,879	$4,092,308	100.0%

Delinquency for originated and acquired loans is shown in the following tables at March 31, 2019 and December 31, 2018:

	March 31, 2019
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Originated and acquired loans:
Commercial:
Commercial and industrial	$3,388	$13	$6,136	$9,537	$2,010,349	$2,019,886
Owner occupied commercial real estate	124	530	6,710	7,364	421,359	428,723
Food and agriculture	288	—	759	1,047	231,981	233,028
Energy	—	—	804	804	54,564	55,368
Total commercial	3,800	543	14,409	18,752	2,718,253	2,737,005
Commercial real estate non-owner occupied:
Construction	355	—	1,208	1,563	92,767	94,330
Acquisition/development	35	725	115	875	17,493	18,368
Multifamily	—	—	—	—	60,635	60,635
Non-owner occupied	199	—	897	1,096	434,647	435,743
Total commercial real estate	589	725	2,220	3,534	605,542	609,076
Residential real estate:
Senior lien	1,398	91	8,768	10,257	707,162	717,419
Junior lien	416	—	832	1,248	96,477	97,725
Total residential real estate	1,814	91	9,600	11,505	803,639	815,144
Consumer	42	—	81	123	22,066	22,189
Total originated and acquired loans	$6,245	$1,359	$26,310	$33,914	$4,149,500	$4,183,414

	December 31, 2018
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Originated and acquired loans:
Commercial:
Commercial and industrial	$495	$74	$5,510	$6,079	$1,925,068	$1,931,147
Owner occupied commercial real estate	893	—	6,931	7,824	413,842	421,666
Food and agriculture	141	125	768	1,034	221,122	222,156
Energy	—	—	742	742	48,462	49,204
Total commercial	1,529	199	13,951	15,679	2,608,494	2,624,173
Commercial real estate non-owner occupied:
Construction	—	—	1,208	1,208	93,646	94,854
Acquisition/development	—	—	121	121	19,529	19,650
Multifamily	—	—	—	—	56,685	56,685
Non-owner occupied	328	132	572	1,032	379,598	380,630
Total commercial real estate	328	132	1,901	2,361	549,458	551,819
Residential real estate:
Senior lien	2,106	548	7,790	10,444	712,592	723,036
Junior lien	556	—	772	1,328	96,456	97,784
Total residential real estate	2,662	548	8,562	11,772	809,048	820,820
Consumer	91	16	42	149	24,468	24,617
Total originated and acquired loans	$4,610	$895	$24,456	$29,961	$3,991,468	$4,021,429

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and therefore are not included in the tables above. Non-accrual loans include non-accrual loans and troubled debt restructurings on non-accrual status. Non-accrual originated and acquired loans totaled $26.3 million at March 31, 2019, increasing $1.9 million, or 7.6% from December 31, 2018.

The Company’s internal risk rating system uses a series of grades which reflect our assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements and are categorized as “Pass”, “Special mention”, “Substandard” and “Doubtful”. A description of the general characteristics of the risk grades is set forth in the Company’s 2018 Annual Report on Form 10-K.

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,980,564	$19,051	$18,934	$1,337	$2,019,886
Owner occupied commercial real estate	397,240	19,941	11,457	85	428,723
Food and agriculture	230,558	1,220	1,218	32	233,028
Energy	54,564	—	804	—	55,368
Total commercial	2,662,926	40,212	32,413	1,454	2,737,005
Commercial real estate non-owner occupied:
Construction	92,690	432	1,208	—	94,330
Acquisition/development	17,486	767	115	—	18,368
Multifamily	60,119	516	—	—	60,635
Non-owner occupied	419,021	15,122	1,563	37	435,743
Total commercial real estate	589,316	16,837	2,886	37	609,076
Residential real estate:
Senior lien	704,303	3,455	9,661	—	717,419
Junior lien	96,343	417	965	—	97,725
Total residential real estate	800,646	3,872	10,626	—	815,144
Consumer	22,108	—	81	—	22,189
Total originated and acquired loans	$4,074,996	$60,921	$46,006	$1,491	$4,183,414
Loans accounted for under ASC 310-30:
Commercial	$16,452	$518	$2,169	$—	$19,139
Commercial real estate non-owner occupied	35,839	242	797	—	36,878
Residential real estate	5,243	849	1,416	—	7,508
Consumer	2	—	—	—	2
Total loans accounted for under ASC 310-30	$57,536	$1,609	$4,382	$—	$63,527
Total loans	$4,132,532	$62,530	$50,388	$1,491	$4,246,941

	December 31, 2018
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,890,710	$16,531	$22,919	$987	$1,931,147
Owner occupied commercial real estate	393,404	16,349	11,828	85	421,666
Food and agriculture	220,004	1,260	847	45	222,156
Energy	48,462	—	742	—	49,204
Total commercial	2,552,580	34,140	36,336	1,117	2,624,173
Commercial real estate non-owner occupied:
Construction	92,731	915	1,208	—	94,854
Acquisition/development	19,529	—	121	—	19,650
Multifamily	56,685	—	—	—	56,685
Non-owner occupied	355,776	23,243	1,611	—	380,630
Total commercial real estate	524,721	24,158	2,940	—	551,819
Residential real estate:
Senior lien	710,972	3,571	8,493	—	723,036
Junior lien	96,456	415	913	—	97,784
Total residential real estate	807,428	3,986	9,406	—	820,820
Consumer	24,575	—	42	—	24,617
Total originated and acquired loans	$3,909,304	$62,284	$48,724	$1,117	$4,021,429
Loans accounted for under ASC 310-30:
Commercial	$17,579	$537	$2,282	$—	$20,398
Commercial real estate non-owner occupied	39,322	246	825	—	40,393
Residential real estate	7,484	908	1,598	—	9,990
Consumer	—	—	98	—	98
Total loans accounted for under ASC 310-30	$64,385	$1,691	$4,803	$—	$70,879
Total loans	$3,973,689	$63,975	$53,527	$1,117	$4,092,308

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

At March 31, 2019 and December 31, 2018, the Company’s recorded investment in impaired loans were $32.7 million and $31.1 million, respectively, of which $2.2 million and $4.1 million, respectively, were accruing TDRs. Impaired loans had a collective related allowance for loan losses allocated to them of $1.5 million and $1.2 million at March 31, 2019 and December 31, 2018, respectively.

Additional information regarding impaired loans at March 31, 2019 and December 31, 2018 is set forth in the table below:

	March 31, 2019			December 31, 2018
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,558	$3,173	$—	$4,374	$3,029	$—
Owner occupied commercial real estate	6,975	6,405	—	7,130	6,609	—
Food and agriculture	1,468	1,220	—	1,468	1,260	—
Energy	5,429	804	—	5,366	742	—
Total commercial	18,430	11,602	—	18,338	11,640	—
Commercial real estate non-owner occupied:
Construction	1,435	1,208	—	1,435	1,208	—
Acquisition/development	377	115	—	378	121	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	642	546	—	641	547	—
Total commercial real estate	2,454	1,869	—	2,454	1,876	—
Residential real estate:
Senior lien	4,667	4,310	—	4,229	3,814	—
Junior lien	430	358	—	409	341	—
Total residential real estate	5,097	4,668	—	4,638	4,155	—
Consumer	86	81	—	46	42	—
Total impaired loans with no related allowance recorded	$26,067	$18,220	$—	$25,476	$17,713	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$7,736	$5,109	$1,348	$7,252	$4,627	$996
Owner occupied commercial real estate	1,317	1,115	90	1,362	1,169	90
Food and agriculture	997	960	33	883	845	46
Energy	—	—	—	—	—	—
Total commercial	10,050	7,184	1,471	9,497	6,641	1,132
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	620	561	39	313	254	2
Total commercial real estate	620	561	39	313	254	2
Residential real estate:
Senior lien	6,492	5,582	28	6,032	5,178	27
Junior lien	1,320	1,196	8	1,408	1,293	8
Total residential real estate	7,812	6,778	36	7,440	6,471	35
Consumer	—	—	—	—	—	—
Total impaired loans with a related allowance recorded	$18,482	$14,523	$1,546	$17,250	$13,366	$1,169
Total impaired loans	$44,549	$32,743	$1,546	$42,726	$31,079	$1,169

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the three months ended
	March 31, 2019		March 31, 2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$3,189	$12	$5,534	$83
Owner occupied commercial real estate	6,425	3	7,487	18
Food and agriculture	1,220	1	1,259	6
Energy	777	—	2,353	20
Total commercial	11,611	16	16,633	127
Commercial real estate non-owner occupied:
Construction	1,208	—	—	—
Acquisition/development	117	—	886	—
Multifamily	—	—	—	—
Non-owner occupied	546	—	876	4
Total commercial real estate	1,871	—	1,762	4
Residential real estate:
Senior lien	4,325	2	1,612	—
Junior lien	363	—	305	—
Total residential real estate	4,688	2	1,917	—
Consumer	11	—	14	—
Total impaired loans with no related allowance recorded	$18,181	$18	$20,326	$131
With a related allowance recorded:
Commercial:
Commercial and industrial	$5,113	$—	$4,339	$—
Owner occupied commercial real estate	1,125	4	1,265	5
Food and agriculture	961	—	2,126	1
Energy	—	—	—	—
Total commercial	7,199	4	7,730	6
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	29	—
Non-owner occupied	566	9	196	2
Total commercial real estate	566	9	225	2
Residential real estate:
Senior lien	5,629	25	5,601	13
Junior lien	1,205	40	1,151	9
Total residential real estate	6,834	65	6,752	22
Consumer	72	—	24	—
Total impaired loans with a related allowance recorded	$14,671	$78	$14,731	$30
Total impaired loans	$32,852	$96	$35,057	$161

Interest income recognized on impaired loans noted in the tables above primarily represents interest earned on accruing TDRs. Interest income recognized on impaired loans during the three months ended March 31, 2019 and 2018 was $0.1 million and $0.2 million, respectively.

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

During the three months ended March 31, 2019, the Company restructured four loans with a recorded investment of $0.4 million to facilitate repayment. All of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The tables below provide additional information related to accruing TDRs at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$941	$943	$1,061	$150
Commercial real estate non-owner occupied	195	198	240	—
Residential real estate	1,071	1,079	1,078	12
Consumer	—	—	—	—
Total	$2,207	$2,220	$2,379	$162

	December 31, 2018
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$2,730	$2,827	$3,155	$—
Commercial real estate non-owner occupied	229	260	280	—
Residential real estate	1,114	1,163	1,121	12
Consumer	—	—	—	—
Total	$4,073	$4,250	$4,556	$12

The following table summarizes the Company’s carrying value of non-accrual TDRs as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Commercial	$1,667	$1,854
Commercial real estate non-owner occupied	—	—
Residential real estate	1,828	1,584
Consumer	—	—
Total non-accruing TDRs	$3,495	$3,438

At March 31, 2019 and December 31, 2018, the Company had $2.2 million and $4.1 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment. Non-accruing TDRs totaled $3.5 million as of March 31, 2019 and increased $0.1 million from December 31, 2018.

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had two TDRs totaling $0.2 million that were modified within the past twelve months and had defaulted on their restructured terms during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company had one TDR that was modified within the past twelve months and had defaulted on its restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDRs.

Loans accounted for under ASC 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The remeasurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the three months ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Accretable yield beginning balance	$35,901	$46,568
Reclassification from non-accretable difference	1,524	5,409
Reclassification to non-accretable difference	(421)	(1,390)
Accretion	(3,687)	(5,394)
Accretable yield ending balance	$33,317	$45,193

Below is the composition of the net book value for loans accounted for under ASC 310-30 at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Contractual cash flows	$409,942	$420,994
Non-accretable difference	(313,098)	(314,214)
Accretable yield	(33,317)	(35,901)
Loans accounted for under ASC 310-30	$63,527	$70,879

Note 5 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$27,137	$4,406	$3,800	$349	$35,692
Originated and acquired beginning balance	26,946	4,406	3,760	349	35,461
Charge-offs	(12)	—	(23)	(233)	(268)
Recoveries	27	11	13	46	97
Provision	933	497	(66)	186	1,550
Originated and acquired ending balance	27,894	4,914	3,684	348	36,840
ASC 310-30 beginning balance	191	—	40	—	231
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Recoupment	(10)	—	(6)	—	(16)
ASC 310-30 ending balance	181	—	34	—	215
Ending balance	$28,075	$4,914	$3,718	$348	$37,055
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$1,471	$39	$36	$—	$1,546
Originated and acquired loans collectively evaluated for impairment	26,423	4,875	3,648	348	35,294
ASC 310-30 loans	181	—	34	—	215
Total ending allowance balance	$28,075	$4,914	$3,718	$348	$37,055
Loans:
Originated and acquired loans individually evaluated for impairment	$18,786	$2,430	$4,583	$6,944	$32,743
Originated and acquired loans collectively evaluated for impairment	2,718,219	606,646	810,561	15,245	4,150,671
ASC 310-30 loans	19,139	36,878	7,508	2	63,527
Total loans	$2,756,144	$645,954	$822,652	$22,191	$4,246,941

	Three months ended March 31, 2018
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$21,385	$5,609	$3,965	$305	$31,264
Originated and acquired beginning balance	21,340	5,583	3,965	305	31,193
Charge-offs	(437)	—	—	(279)	(716)
Recoveries	42	—	2	53	97
Provision	540	(712)	(39)	211	—
Originated and acquired ending balance	21,485	4,871	3,928	290	30,574
ASC 310-30 beginning balance	45	26	—	—	71
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision (recoupment)	48	(7)	—	—	41
ASC 310-30 ending balance	93	19	—	—	112
Ending balance	$21,578	$4,890	$3,928	$290	$30,686
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$1,185	$2	$31	$—	$1,218
Originated and acquired loans collectively evaluated for impairment	20,300	4,868	3,897	290	29,355
ASC 310-30 loans	93	20	—	—	113
Total ending allowance balance	$21,578	$4,890	$3,928	$290	$30,686
Loans:
Originated and acquired loans individually evaluated for impairment	$24,175	$1,901	$8,558	$38	$34,672
Originated and acquired loans collectively evaluated for impairment	2,057,022	633,537	838,597	26,197	3,555,353
ASC 310-30 loans	24,702	75,277	12,000	330	112,309
Total loans	$2,105,899	$710,715	$859,155	$26,565	$3,702,334

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

Net charge-offs on originated and acquired loans during the three months ended March 31, 2019 were $0.2 million. Management’s evaluation of credit quality resulted in provision for originated and acquired loan losses of $1.6 million during the three months ended March 31, 2019. No provision was recorded for loan losses on originated and acquired loans during the three months ended March 31, 2018.

During the three months ended March 31, 2019 and 2018, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The remeasurement during the three months ended March 31, 2019 resulted in a net recoupment of $16 thousand. The remeasurement during the three months ended March 31, 2018 resulted in a net provision of $41 thousand.

Note 6 Leases

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019. As a result of the adoption, the Company recorded lease right-of-use (“ROU”) assets and lease liabilities of $30.5 million with a cumulative effect adjustment to beginning retained earnings of $0.3 million. As of March 31, 2019, right-of-use lease assets and related lease liabilities totaled $29.4 million and were included within other assets and other liabilities, respectively, on the consolidated statements of financial condition.

The ROU assets represent the Company’s right to use, or control the use of, an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease terms. The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact our financial statements in relation to contracts whereby we act as a lessor.

The Company has operating leases for banking centers, corporate offices and ATMs, with remaining lease terms ranging from one  year to 9 years. The Company only included reasonably certain renewal options in the lease terms. The weighted-average remaining lease term for our operating leases was 5.3 years at March 31, 2019. As of March 31, 2019, the weighted-average discount rate was 3.42%, utilizing the Company’s incremental FHLB borrowing rate for borrowings of a similar term at the date of lease commencement.

Rent expense totaled $1.4 million for the three months ended March 31, 2019 and was recorded within occupancy and equipment on the consolidated statements of operations. Lease payments do not include non-lease components such as real estate taxes, insurance, and common area maintenance.

Below is a summary of undiscounted future minimum lease payments as of March 31, 2019 per ASC Topic 842, Leases:

Amount
For the nine months ending December 31, 2019	$4,295
For the year ending December 31, 2020	5,172
For the year ending December 31, 2021	4,843
For the year ending December 31, 2022	4,324
For the year ending December 31, 2023	3,921
Thereafter	16,570
Total lease payments	39,125
Less: Imputed interest	9,719
Present value of operating lease liabilities	$29,406

Below is a summary of undiscounted future minimum lease payments as of December 31, 2018 per ASC Topic 840, Leases:

Years ending December 31,	Amount
2019	$3,092
2020	2,981
2021	3,091
2022	3,052
2023	2,047
Thereafter	10,163
Total	$24,426

Note 7 Other Real Estate Owned

A summary of the activity in the OREO balances during the three months ended March 31, 2019 and 2018 is as follows:

	For the three months ended March 31,
	2019	2018
Beginning balance	$10,596	$10,491
Acquired through acquisition	—	1,409
Transfers from loan portfolio, at fair value	288	127
Impairments	(596)	(38)
Sales	(894)	(114)
Ending balance	$9,394	$11,875

OREO totaled $9.4 million at March 31, 2019 and decreased $1.2 million from December 31, 2018. During the three months ended March 31, 2019, the Company sold $0.9 million of OREO. OREO net gains of $0.4 million and net losses of $0.1 million were included in the consolidated statement of operations for the three months ended March 31, 2019 and 2018, respectively.

Note 8 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with all of our acquisitions, the Company recorded goodwill of $115.0 million and core deposit intangible assets of $48.8 million. The goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three months ended March 31, 2019 or the year ended December 31, 2018.

The gross carrying amount of the core deposit intangibles and the associated accumulated amortization at March 31, 2019 and December 31, 2018, are presented as follows:

	March 31, 2019			December 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$39,215	$9,619	$48,834	$38,920	$9,914

The Company is amortizing the core deposit intangibles from acquisitions on a straight line basis over 7-10 years from the date of the respective acquisitions, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $0.3 million and $0.7 million during the three months ended March 31, 2019 and 2018, respectively.

The following table shows the estimated future amortization expense for the core deposit intangibles as of March 31, 2019:

Years ending December 31,	Amount
For the nine months ending December 31, 2019	$887
For the year ending December 31, 2020	1,183
For the year ending December 31, 2021	1,183
For the year ending December 31, 2022	1,127
For the year ending December 31, 2023	1,048

Mortgage servicing rights

Mortgage servicing rights represent rights to service loans originated by the Company and sold to government sponsored enterprises including FHLMC, FNMA, GNMA and FHLB. Mortgage loans serviced for others were $376.0 million and $441.0 million at March 31, 2019 and 2018, respectively.

Below are the changes in the mortgage servicing rights for the periods presented:

	For the three months ended March 31,
	2019	2018
Beginning balance	$3,556	$—
Acquired through acquisition	—	4,301
Originations	13	—
Impairment	(54)	—
Amortization	(153)	(171)
Ending balance	$3,362	$4,130
Fair value of mortgage servicing rights	3,564	4,712

The fair value of mortgage servicing rights was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.5% and the constant prepayment speed ranged from 13.4% to 19.8% for the March 31, 2019 valuation. Included in mortgage banking income in the consolidated statements of operations were service fees of $0.3 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

Mortgage servicing rights are evaluated, and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by type (FHLMC, FNMA, GNMA and FHLB) and interest rate. The Company is amortizing the mortgage servicing rights in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company recognized mortgage servicing rights amortization expense of $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

The following table shows the estimated future amortization expense for the mortgage servicing rights as of March 31, 2019:

Years ending December 31,	Amount
For the nine months ending December 31, 2019	$449
For the year ending December 31, 2020	519
For the year ending December 31, 2021	427
For the year ending December 31, 2022	351
For the year ending December 31, 2023	288

Note 9 Borrowings

The company enters into repurchase agreements to facilitate the needs of its clients. As of March 31, 2019 and December 31, 2018, the Company sold securities under agreements to repurchase totaling $59.5 million and $66.0 million, respectively, and none were for periods longer than one day. The Company pledged mortgage-backed securities with a fair value of approximately $72.9 million and $73.9 million as of March 31, 2019 and December 31, 2018, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of March 31, 2019 and December 31, 2018, the Company had $11.5 million and $5.9 million of excess collateral pledged for repurchase agreements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.1 billion at March 31, 2019. At March 31, 2019 and December 31, 2018, the Bank had $161.1 million and $234.3 million in line of credit advances from the FHLB, respectively, that matured within a day. At March 31, 2019 and December 31, 2018, the Bank had $67.3 million and $67.3 million in term advances from the FHLB, respectively. The term advances have fixed interest rates of 1.55%-2.33%, with maturity dates of 2019 - 2020. The Bank had investment securities pledged as collateral for FHLB advances in the amount of $16.4 million at March 31, 2019 and $16.0 million at December 31, 2018. Loans pledged were $1.6 billion at March 31, 2019 and $1.6 billion at December 31, 2018. Interest expense related to FHLB advances totaled $1.5 million and $460 thousand for the three months ended March 31, 2019 and 2018, respectively.

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

The Basel III rules, effective January 1, 2015, changed the components of regulatory capital, changed the way in which risk ratings are assigned to various categories of bank assets and defined a new Tier 1 common risk-based ratio. In addition, a capital conservation buffer requirement, which was fully phased in on January 1, 2019, added a 2.5% capital requirement above existing regulatory minimum ratios.

Under the Basel III requirements, at March 31, 2019 and December 31, 2018, the Company and the Bank met all capital requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	March 31, 2019
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.6%	$595,782	N/A	N/A	4.0%	$224,123
NBH Bank	8.9%	499,314	5.0%	$279,602	4.0%	223,682
Common equity tier 1 risk-based capital:
Consolidated	12.8%	$595,782	N/A	N/A	7.0%	$392,215
NBH Bank	10.8%	499,314	6.5%	$363,483	7.0%	391,443
Tier 1 risk-based capital ratio:
Consolidated	12.8%	$595,782	N/A	N/A	8.5%	$394,452
NBH Bank	10.8%	499,314	8.0%	$370,298	8.5%	393,441
Total risk-based capital ratio:
Consolidated	13.7%	$636,902	N/A	N/A	10.5%	$487,264
NBH Bank	11.7%	540,434	10.0%	$462,872	10.5%	486,016

	December 31, 2018
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.5%	$580,504	N/A	N/A	4.0%	$220,988
NBH Bank	9.0%	498,283	5.0%	$275,703	4.0%	220,563
Common equity tier 1 risk-based capital:
Consolidated	12.9%	$580,504	N/A	N/A	7.0%	$386,728
NBH Bank	11.1%	498,283	6.5%	$358,414	7.0%	385,984
Tier 1 risk-based capital ratio:
Consolidated	12.9%	$580,504	N/A	N/A	8.5%	$382,306
NBH Bank	11.1%	498,283	8.0%	$358,938	8.5%	381,372
Total risk-based capital ratio:
Consolidated	13.8%	$620,275	N/A	N/A	10.5%	$472,261
NBH Bank	12.0%	538,054	10.0%	$448,672	10.5%	471,106

(1)	As of the fully phased-in date of January 1, 2019, including the capital conservation buffer.

f

Note 11 Revenue from Contracts with Clients

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Substantially all of the Company’s revenue is generated from contracts with clients. Topic 606 is applicable to non-interest revenue streams such as deposit related fees, interchange fees and merchant income. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees and derivatives are also not in scope of the new guidance. Non-interest revenue streams in-scope of Topic 606 are discussed below.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three months ended March 31, 2019 and 2018.

	For the three months ended March 31,
	2019	2018
Non-interest income
In-scope of Topic 606:
Service Charges and other fees	$4,843	$5,175
Bank card fees	3,428	3,362
Non-interest income (in-scope of Topic 606)	8,271	8,537
Non-interest income (out-of-scope of Topic 606)	8,780	9,298
Total non-interest income	$17,051	$17,835
Non-interest expense
In-scope of Topic 606:
(Gain) loss on OREO sales, net	(368)	78
Total revenue in-scope of Topic 606	$7,903	$8,615

Contract Balances

A contract asset balance occurs when an entity performs a service for a client before the client pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a client for which the entity has already received payment (or payment is due) from the client. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a client if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a client that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs.

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

Stock options

The Company issues stock options which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest or have vested on a graded basis over 1-3 years of continuous service and have a 10-year contractual term.

The following table summarizes stock option activity for the three months ended March 31, 2019:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2018	1,264,876	$22.33	3.92	$11,387
Granted	3,749	35.75
Exercised	(117,618)	20.37
Forfeited	(40,023)	30.72
Outstanding at March 31, 2019	1,110,984	$22.28	3.68	$12,292
Options exercisable at March 31, 2019	892,922	20.14	2.53	11,731
Options vested and expected to vest	1,093,498	22.11	3.60	12,282

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $47 thousand and $173 thousand for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1-3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

The Company grants performance stock units which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date.

The following table summarizes restricted stock and performance stock unit activity during the three months ended March 31, 2019:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2018	146,494	$28.19	192,049	$26.40
Granted	3,749	35.75	—	—
Net adjustment due to performance	—	—	22,246	17.36
Vested	(26,594)	11.28	(95,308)	18.02
Forfeited	(15,863)	31.57	(19,401)	31.54
Unvested at March 31, 2019	107,786	$32.13	99,586	$31.40

As of March 31, 2019, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $1.5 million and $1.8 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.0 years and 1.7 years, respectively. Expense related to non-vested restricted stock awards totaled $0.2 million and $0.4 million during the three months ended March 31, 2019 and 2018, respectively. Expense related to non-vested performance stock units totaled $0.2 million and $0.2 million during the three months ended March 31, 2019 and 2018, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 336,443 was available for issuance.

Under the ESPP, employees purchased 6,201 shares and 5,960 shares during the three months ended March 31, 2019 and 2018, respectively.

Note 13 Common Stock

The Company had 30,958,581 and 30,769,063 shares of Class A common stock outstanding at March 31, 2019 and December 31, 2018, respectively, exclusive of issued non-vested restricted shares. Additionally, the Company had 107,786 and 146,494 shares outstanding at March 31, 2019 and December 31, 2018, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On August 5, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. The remaining authorization under this program as of March 31, 2019 was $12.6 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 30,958,581 and 30,479,969 shares of Class A common stock outstanding as of March 31, 2019 and 2018, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 2019 and 2018.

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	For the three months ended
	March 31, 2019	March 31, 2018
Net income	$18,922	$8,464
Less: income allocated to participating securities	(18)	(13)
Income allocated to common shareholders	$18,904	$8,451
Weighted average shares outstanding for basic earnings per common share	30,961,187	30,493,689
Dilutive effect of equity awards	536,351	649,839
Weighted average shares outstanding for diluted earnings per common share	31,497,538	31,143,528
Basic earnings per share	$0.61	$0.28
Diluted earnings per share	$0.60	$0.27

The Company had 1,110,984 and 1,516,044 outstanding stock options to purchase common stock at weighted average exercise prices of $22.28 and $21.89 per share at March 31, 2019 and 2018, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 207,372 and 418,638 unvested restricted shares and units issued as of March 31, 2019 and 2018, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of March 31, 2019 and December 31, 2018.

Information about the valuation methods used to measure fair value is provided in note 17.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	location	2019	2018	Location	2019	2018
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$9,102	$17,436	Other liabilities	$2,414	$228
Total derivatives designated as hedging instruments		$9,102	$17,436		$2,414	$228

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$4,933	$3,191	Other liabilities	$5,358	$3,349
Interest rate lock commitments	Other assets	1,539	871	Other liabilities	110	72
Forward contracts	Other assets	13	—	Other liabilities	701	472
Total derivatives not designated as hedging instruments		$6,485	$4,062		$6,169	$3,893

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2019, the Company had interest rate swaps with a notional amount of $471.8 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2018, the Company had interest rate swaps with a notional amount of $473.4 million that were designated as fair value hedges. These interest rate swaps were associated with $530.9 million and $522.7 million of the Company’s fixed-rate loans as of March 31, 2019 and December 31, 2018, respectively, before a $3.0 million and $13.2 million fair value loss hedge adjustment in the carrying amount, included in loans receivable on the statements of financial condition as of March 31, 2019 and December 31, 2018, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2019, the Company had matched interest rate swap transactions with an aggregate notional amount of $486.4 million related to this program. As of December 31, 2018, the Company had matched interest rate swap transactions with an aggregate notional amount of $206.8 million related to this program.

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

The Company had interest rate lock commitments with a notional value of $96.9 million and forward contracts with a notional value of $118.6 million at March 31, 2019. At December 31, 2018, the Company had interest rate lock commitments with a notional value of $50.1 million and forward contracts with a notional value of $77.6 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	Location of gain (loss)	Amount of gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended March 31,
hedging relationships	derivatives	2019	2018
Interest rate products	Interest and fees on loans	$10,136	$12,052
Total		$10,136	$12,052

	Location of gain (loss)	Amount of (loss) recognized in income on hedged items
	recognized in income on	For the three months ended March 31,
Hedged items	hedged items	2019	2018
Interest rate products	Interest and fees on loans	$(10,515)	$(11,917)
Total		$(10,515)	$(11,917)

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended March 31,
as hedging instruments	derivatives	2019	2018
Interest rate products	Other non-interest expense	$273	$122
Interest rate lock commitments	Mortgage banking income	1,152	375
Forward contracts	Mortgage banking income	(800)	1,108
Total		$625	$1,605

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

As of March 31, 2019, the termination value of derivatives in a net liability position related to these agreements was $1.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of March 31, 2019 the Company had posted $2.1 million in eligible collateral. If the Company had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.

Note 16 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At March 31, 2019 and December 31, 2018, the Company had loan commitments totaling $738.4 million and $773.5 million, respectively, and standby letters of credit that totaled $11.2 million and $10.6 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Commitments to fund loans	$204,282	$183,946
Unfunded commitments under lines of credit	534,112	589,573
Commercial and standby letters of credit	11,155	10,558
Total unfunded commitments	$749,549	$784,077

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company has established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. The Company recorded a repurchase reserve of $3.4 million and $4.3 million at March 31, 2019 and 2018, respectively, which is included in other liabilities on the consolidated statements of financial condition.

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the three months ended March 31, 2019 and 2018, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At March 31, 2019 and December 31, 2018, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$134,488	$—	$134,488
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	613,970	—	613,970
Municipal securities	—	441	—	441
Loans held for sale	—	59,324	—	59,324
Interest rate swap derivatives	—	14,035	—	14,035
Mortgage banking derivatives	—	—	1,552	1,552
Total assets at fair value	$—	$822,258	$1,552	$823,810
Liabilities:
Interest rate swap derivatives	$—	$7,772	$—	$7,772
Mortgage banking derivatives	—	—	811	811
Total liabilities at fair value	$—	$7,772	$811	$8,583

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$146,642	$—	$146,642
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	643,381	—	643,381
Municipal securities	—	441	—	441
Loans held for sale	—	48,120	—	48,120
Interest rate swap derivatives	—	20,627	—	20,627
Mortgage banking derivatives	—	—	871	871
Total assets at fair value	$—	$859,211	$871	$860,082
Liabilities:
Interest rate swap derivatives	$—	$3,577	$—	$3,577
Mortgage banking derivatives	—	—	544	544
Total liabilities at fair value	$—	$3,577	$544	$4,121

The table below details the changes in level 3 financial instruments during the three months ended March 31, 2019:

Mortgage banking
derivatives, net
Balance at December 31, 2018	$327
Gain included in earnings, net	414
Balance at March 31, 2019	$741

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Impaired loans—The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 0% - 25%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At March 31, 2019, the Company recorded a specific reserve of $1.5 million related to six originated and acquired loans with a carrying balance of $5.6 million. At March 31, 2018, the Company recorded a specific reserve of $1.2 million related to six loans with a carrying balance of $6.4 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $596 thousand and $38 thousand of OREO impairments in its consolidated statements of operations during the three months ended March 31, 2019 and 2018, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—Mortgage servicing rights represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.5% at March 31, 2019 and prepayment speed assumption ranges of 13.4% to 19.8% at March 31, 2019 as inputs. Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. There was a $0.1 million impairment of mortgage servicing rights recorded during the three months ended March 31, 2019, which is included in mortgage banking income on the consolidated statements of operations. No impairment of mortgage servicing rights was recorded for the three months ended March 31, 2018. The inputs used to determine the fair values of mortgage servicing rights are considered level 3 inputs in the fair value hierarchy.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding the assets recorded at fair value on a non-recurring basis during the three months ended March 31, 2019 and 2018:

	March 31, 2019
	Total	Losses from fair value changes
Impaired loans	$32,743	$245
Other real estate owned	9,394	596
Mortgage servicing rights	3,362	54
Total	$45,499	$895

	March 31, 2018
	Total	Losses from fair value changes
Impaired loans	$34,672	$715
Other real estate owned	11,875	38
Mortgage servicing rights	4,130	—
Total	$50,677	$753

The Company did not record any liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2019 and 2018.

Note 18 Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is determined based upon quoted market prices to the extent possible; however, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques that may be significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. Changes in any of these assumptions could significantly affect the fair value estimates. The fair value of the financial instruments listed below does not reflect a premium or discount that could result from offering all of the Company’s holdings of financial instruments at one time, nor does it reflect the underlying value of the Company, as ASC Topic 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies and are based on the exit price concept within ASC Topic 825 and applied to this disclosure on a prospective basis. Considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The fair value of financial instruments at March 31, 2019 and December 31, 2018, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair value	March 31, 2019		December 31, 2018
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$105,258	$105,258	$109,556	$109,556
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	134,488	134,488	146,642	146,642
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	613,970	613,970	643,381	643,381
Municipal securities	Level 2	441	441	441	441
Municipal securities	Level 3	169	169	169	169
Other available-for-sale securities	Level 3	469	469	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	147,221	146,316	157,115	154,412
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	74,506	73,291	78,283	76,514
Non-marketable securities	Level 2	24,574	24,574	27,555	27,555
Loans receivable	Level 3	4,246,941	4,279,916	4,092,308	4,082,146
Loans held for sale	Level 2	59,324	59,324	48,120	48,120
Accrued interest receivable	Level 2	22,362	22,362	17,852	17,852
Interest rate swap derivatives	Level 2	14,035	14,035	20,627	20,627
Mortgage banking derivatives	Level 3	1,552	1,552	871	871
LIABILITIES
Deposit transaction accounts	Level 2	3,633,356	3,633,356	3,445,092	3,445,092
Time deposits	Level 2	1,081,092	1,072,986	1,080,529	1,068,233
Securities sold under agreements to repurchase	Level 2	59,543	59,543	66,047	66,047
Federal Home Loan Bank advances	Level 2	228,421	228,810	301,660	301,933
Accrued interest payable	Level 2	8,731	8,731	6,889	6,889
Interest rate swap derivatives	Level 2	7,772	7,772	3,577	3,577
Mortgage banking derivatives	Level 3	811	811	544	544

Note 19 Acquisition Activities

On January 1, 2018, the Company completed its acquisition of Peoples, Inc., the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. Immediately following the completion of the acquisition, Peoples National Bank and Peoples Bank merged into NBH Bank. Pursuant to the merger agreement executed in June 2017, the Company paid $36.2 million of cash consideration and 3,398,477 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Peoples. Included in the cash consideration is $10.0 million of restricted cash placed in escrow for certain potential liabilities the Company is indemnified for pursuant to the merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition at March 31, 2019. The transaction was valued at $146.4 million in the aggregate, based on the Company’s closing price of $32.43 on the acquisition date. Acquisition related costs of $7.6 million on a pre-tax basis were included in the Company’s consolidated statements of operations for the three months ended March 31, 2018. The results of Peoples are included in the results of the Company subsequent to the acquisition date.

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

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Peoples acquisition:

Assets:
Cash and due from banks	$105,173
Investment securities available-for-sale	118,512
Non-marketable securities	4,796
Loans	542,707
Loans held for sale	54,260
Other real estate owned	1,253
Premises and equipment	18,584
Core deposit intangible asset	10,477
Mortgage servicing rights	4,301
Other assets	15,361
Total assets acquired	$875,424

Liabilities:
Total deposits	729,911
FHLB borrowings	33,825
Other liabilities	20,683
Total liabilities assumed	$784,419

Identifiable net assets acquired	$91,005

Consideration:
NBHC common stock paid at January 1, 2018, closing price of $32.43	$110,213
Cash	36,189
Total	$146,402

Goodwill	$55,397

In connection with the Peoples acquisition, the Company recorded $55.4 million of goodwill, a $10.5 million core deposit intangible asset, a $4.3 million mortgage servicing rights intangible asset and a $4.0 million mortgage repurchase reserve, included in other liabilities. The core deposit intangible is being amortized straight-line over ten years and the mortgage servicing rights intangible is amortized in proportion to and over the period of the estimated net servicing income. The Federal Home Loan Bank (“FHLB”) borrowings of $33.8 million were paid off during the first quarter of 2018. The goodwill associated with this transaction is not tax deductible.

At the date of acquisition, the gross contractual amounts receivable, inclusive of all principal and interest, was $713.6 million. The Company’s best estimate of the contractual principal cash flows for loans not expected to be collected was $2.1 million.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2019, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2018, 2017 and 2016. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A “Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our company. We believe in providing simple and fair solutions while offering personal service to our clients. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We also believe that our established presence in core markets that are outperforming national averages positions us well for growth opportunities. As of March 31, 2019, we had $5.8 billion in assets, $4.2 billion in loans, $4.7 billion in deposits and $0.7 billion in equity.

Operating Highlights and Key Challenges

   Increased profitability and returns

•

Net income was $18.9 million, or $0.60 per diluted share, for the first quarter of 2019 compared to net income of $8.5 million, or $0.27 per diluted share, for the first quarter of 2018. Net income during the first quarter of 2018 included $6.0 million, after tax, of non-recurring expenses related to the acquisition of Peoples. Adjusting for these expenses, net income would have been $14.5 million, or $0.47 per diluted share, for the first quarter of 2018.

•

The return on average tangible assets was 1.39% for the first quarter of 2019, compared to 0.66% for the first quarter of 2018. Adjusting for the non-recurring Peoples acquisition expenses, the return on average tangible assets was 1.11% for the first quarter of 2018.

•

The return on average tangible common equity was 13.15% for the first quarter of 2019, compared to 6.95% for the first quarter of 2018. Adjusting for the non-recurring Peoples expenses, the return on average tangible common equity was 11.63% for the first quarter of 2018.

   Strategic execution

•	Announced expansion into Utah in January 2019, with a focus on serving commercial and business banking clients in Salt Lake City’s Wasatch Front.
•

Grew originated and acquired loans outstanding to $4.2 billion, an increase of $162.0 million, or 16.3% annualized, since December 31, 2018, led by originated commercial loan growth of $112.8 million, or 17.4% annualized.

•

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans, and all concentration levels remain well below our self-imposed limits.

•	Continued to build and deepen relationships with our clients, resulting in spot transaction deposit growth of $178.3 million since December 31, 2018.

   Loan portfolio

•	Total loans ended the quarter at $4.2 billion and increased $154.6 million, or 15.3% annualized, since December 31, 2018.
•	Originated loans increased $191.9 million, or 21.8% annualized, primarily due to strong growth in commercial loans of $121.9 million, or 19.9% annualized.
•	Total first quarter loan originations were $311.0 million, led by commercial loan originations of $201.3 million.

   Credit quality

•

Provision for loan losses totaled $1.5 million during the three months ended March 31, 2019, compared to $41 thousand during the three months ended March 31, 2018. The current provision was recorded to support the current quarter’s originated loan growth.

•	Annualized net charge-offs to average total loans totaled 0.02%, annualized, for the three months ended March 31, 2019, compared to 0.06% for the full year ended December 31, 2018.
•

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual TDRs) were 0.62% of total loans, compared to 0.60% at December 31, 2018. Non-performing assets to total loans and OREO totaled 0.84% at March 31, 2019, compared to 0.85% at December 31, 2018.

   Client deposit funded balance sheet

•	Average non-interest bearing demand deposits increased $50.5 million, compared to the first quarter of 2018.
•	Total deposits averaged $4.6 billion during the first quarter 2019, decreasing $36.6 million, compared to the first quarter of 2018.
•	Time deposits averaged $1.1 billion during the first quarter of 2019, decreasing $88.7 million, or 7.6%, from the first quarter of 2018.
•	Spot transaction deposits increased $71.5 million to $3.6 billion at March 31, 2019, compared to the first quarter of 2018.
•	The mix of transaction deposits to total deposits improved to 77.1% from 75.6% at March 31, 2018, due to our continued focus on developing long-term banking relationships.
•	Cost of deposits totaled 0.58%, increasing six basis points from December 31, 2018, and the cost of funds increased 12 basis points from December 31, 2018.

   Revenues

•	Fully taxable equivalent (FTE) net interest income totaled $52.4 million and increased $3.7 million, or 7.6%, compared to the first quarter of 2018.
•

The FTE net interest margin widened 21 basis points to 4.05% from the first quarter of 2018. The yield on earning assets increased 44 basis points, led by a 56 basis point increase in the originated portfolio yields due to higher new loan yields and short-term rate increases, partially offset by an increase in the cost of funds of 33 basis points from 0.55% to 0.88% from the first quarter of 2018. Our ability to maintain a low deposit beta was a key contributor in the expansion of our net interest margin.

•

Non-interest income totaled $17.1 million during the three months ended March 31, 2019, decreasing $0.8 million from the three months ended March 31, 2018, primarily due to $1.0 million lower mortgage banking income and $0.3 million lower OREO related income. These decreases were partially offset by $0.7 million higher other non-interest income due to an increase in swap fee income during the period.

   Expenses

•

Non-interest expense totaled $44.4 million during the three months ended March 31, 2019, representing a decrease of $10.9 million from the three months ended March 31, 2018, primarily driven by $7.6 million of acquisition costs during the first quarter of 2018 and efficiencies gained from the integration of the Peoples acquisition.

•

Income tax expense totaled $3.4 million and increased $1.7 million from the three months ended March 31, 2018. The March 31, 2019 effective tax rate was 15.1%. Included in income tax expense was $0.8 million and $0.4 million of tax benefit from stock compensation activity during the first quarters 2019 and 2018, respectively.

   Strong capital position

•

Capital ratios are strong as our capital position remains in excess of federal bank regulatory thresholds. As of March 31, 2019, our consolidated tier 1 leverage ratio was 10.6% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 12.8%.

•	At March 31, 2019, common book value per share was $23.10, while tangible common book value per share was $19.31, or $19.89 after consideration of the excess accretable yield value of $0.58 per share.
•	Since early 2013, we have repurchased 26.6 million shares, or 50.9% of the outstanding shares, at an attractive weighted average price of $20.03 per share.

Key Challenges

There are a number of significant challenges confronting us and our industry. We began banking operations in 2010 by acquiring distressed financial institutions, and sought to rebuild them and implement operational efficiencies across the enterprise as a whole. We face continual challenges implementing our business strategy, including growing the assets, particularly loans, and deposits of our business amidst intense competition, the rise of interest rates from an extended low interest rate environment, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive environment.

General economic conditions remained stable in the first quarter of 2019. Residential real estate values remain strong in our markets and nationally, with many markets, including Denver, hitting new post-crisis highs. Commercial real estate property fundamentals also remain strong, with stable occupancy and increasing lease rates, along with cyclically low capitalization rates leading to increasing valuations. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

The agriculture industry is in the fourth year of depressed commodity prices. Our food and agriculture portfolio is only 5.5% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 24.3% of the food and agriculture loan portfolio. We have maintained relationships with agriculture clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our originated and acquired loans outstanding portfolio at March 31, 2019 totaled $4.2 billion, representing an increase of $162.0 million, or 4.0%, compared to December 31, 2018. Our 310-30 loans have produced higher yields than our originated and acquired loans, due to accretion of fair value adjustments. During the three months ended March 31, 2019, our weighted average rate on new loans funded at the time of origination was 5.40% (fully taxable equivalent), compared to the first quarter 2018 weighted average yield of our originated loan portfolio of 4.40% (fully taxable equivalent). Fully taxable equivalent net interest income reached an inflection point in the second quarter of 2017 and continued through the first quarter of 2019 as the yields and volumes of originated and acquired loans outpaced the decrease in higher yielding 310-30 loan balances. The inflection point was driven by both the strong new loan originations as well as short-term market rate increases. Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans.

Continued regulation, impending new liquidity and capital constraints, and a continual need to bolster cybersecurity are adding costs and uncertainty to all U.S. banks and could affect profitability. Also, nontraditional participants in the market may offer increased competition as non-bank payment businesses, including fintechs, are expanding into traditional banking products. While certain external factors are out of our control and may provide obstacles to our business strategy, we are prepared to deal with these challenges. We seek to remain flexible, yet methodical and proactive, in our strategic decision making so that we can quickly respond to market changes and the inherent challenges and opportunities that accompany such changes.

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

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Key Ratios(1)
Return on average assets	1.34%	1.22%	0.61%
Return on average tangible assets(2)	1.39%	1.26%	0.66%
Return on average tangible assets, adjusted(2)	1.39%	1.26%	1.11%
Return on average equity	10.84%	10.02%	5.34%
Return on average tangible common equity(2)	13.15%	12.29%	6.95%
Return on average tangible common equity, adjusted(2)	13.15%	12.29%	11.63%
Loan to deposit ratio (end of period)	90.08%	90.23%	79.70%
Non-interest bearing deposits to total deposits (end of period)	24.87%	23.64%	23.00%
Net interest margin(4)	3.95%	3.90%	3.76%
Net interest margin FTE(2)(4)(9)	4.05%	3.99%	3.84%
Interest rate spread FTE(5)(9)	3.81%	3.78%	3.70%
Yield on earning assets(3)	4.59%	4.45%	4.16%
Yield on earning assets FTE(2)(3)(9)	4.69%	4.54%	4.25%
Cost of interest bearing liabilities(3)	0.88%	0.76%	0.55%
Cost of deposits	0.58%	0.52%	0.41%
Non-interest income to total revenue FTE	24.55%	22.81%	26.80%
Non-interest expense to average assets	3.15%	3.03%	3.99%
Non-interest expense to average assets, adjusted	3.15%	3.03%	3.44%
Efficiency ratio(2)	64.64%	64.45%	83.43%
Efficiency ratio FTE(2)(9)	63.50%	63.30%	82.09%

Total Loans Asset Quality Data(6)(7)(8)
Non-performing loans to total loans	0.62%	0.60%	0.64%
Non-performing assets to total loans and OREO	0.84%	0.85%	0.96%
Allowance for loan losses to total loans	0.87%	0.87%	0.83%
Allowance for loan losses to non-performing loans	140.84%	145.94%	129.65%
Net charge-offs to average loans	0.02%	0.06%	0.07%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
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
(9)

Presented on a fully taxable equivalent basis using the statutory rate of 21% for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The taxable equivalent adjustments included above are $1,227, $1,195 and $1,063 the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “return on average tangible common equity,” “tangible common book value per share,” “tangible common book value, excluding accumulated other comprehensive loss, net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss, net of tax,” “tangible common equity,” “tangible common equity to tangible assets,” “adjusted efficiency ratio,” “adjusted non-interest expense,” “adjusted non-interest expense to average assets,” “adjusted net income,” “adjusted earnings per share - diluted,” “adjusted return on average tangible assets,” “adjusted return on average tangible common equity,” and “fully taxable equivalent” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on a fully taxable equivalent basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows.

Tangible Common Book Value Ratios

	March 31,	December 31,	March 31,
	2019	2018	2018
Total shareholders’ equity	$715,002	$695,006	$645,863
Less: goodwill and core deposit intangible assets, net	(124,645)	(124,941)	(126,340)
Add: deferred tax liability related to goodwill	7,555	7,327	6,878
Tangible common equity (non-GAAP)	$597,912	$577,392	$526,401

Total assets	$5,802,666	$5,676,666	$5,657,583
Less: goodwill and core deposit intangible assets, net	(124,645)	(124,941)	(126,340)
Add: deferred tax liability related to goodwill	7,555	7,327	6,878
Tangible assets (non-GAAP)	$5,685,576	$5,559,052	$5,538,121

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	12.32%	12.24%	11.42%
Less: impact of goodwill and core deposit intangible assets, net	(1.80)%	(1.85)%	(1.91)%
Tangible common equity to tangible assets (non-GAAP)	10.52%	10.39%	9.51%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$597,912	$577,392	$526,401
Divided by: ending shares outstanding	30,958,581	30,769,063	30,479,969
Tangible common book value per share (non-GAAP)	$19.31	$18.77	$17.27

Tangible common book value per share, excluding accumulated other comprehensive loss (AOCI) calculations:
Tangible common equity (non-GAAP)	$597,912	$577,392	$526,401
Accumulated other comprehensive loss, net of tax	6,140	11,275	14,888
Tangible common book value, excluding AOCI, net of tax (non-GAAP)	604,052	588,667	541,289
Divided by: ending shares outstanding	30,958,581	30,769,063	30,479,969
Tangible common book value per share, excluding AOCI, net of tax (non-GAAP)	$19.51	$19.13	$17.76

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Net income	$18,922	$17,235	$8,464
Add: impact of core deposit intangible amortization expense, after tax	225	268	496
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$19,147	$17,503	$8,960

Average assets	$5,711,020	$5,620,451	$5,615,684
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(117,235)	(117,760)	(119,158)
Average tangible assets (non-GAAP)	$5,593,785	$5,502,691	$5,496,526

Average shareholders' equity	$707,832	$682,726	$642,275
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(117,235)	(117,760)	(119,158)
Average tangible common equity (non-GAAP)	$590,597	$564,966	$523,117

Return on average assets	1.34%	1.22%	0.61%
Return on average tangible assets (non-GAAP)	1.39%	1.26%	0.66%
Return on average equity	10.84%	10.02%	5.34%
Return on average tangible common equity (non-GAAP)	13.15%	12.29%	6.95%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Interest income	$59,420	$57,780	$52,791
Add: impact of taxable equivalent adjustment	1,227	1,195	1,063
Interest income FTE (non-GAAP)	$60,647	$58,975	$53,854

Net interest income	$51,166	$50,632	$47,647
Add: impact of taxable equivalent adjustment	1,227	1,195	1,063
Net interest income FTE (non-GAAP)	$52,393	$51,827	$48,710

Average earning assets	$5,247,265	$5,152,934	$5,140,602
Yield on earning assets	4.59%	4.45%	4.16%
Yield on earning assets FTE (non-GAAP)	4.69%	4.54%	4.25%
Net interest margin	3.95%	3.90%	3.76%
Net interest margin FTE (non-GAAP)	4.05%	3.99%	3.84%

Efficiency Ratio

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Net interest income	$51,166	$50,632	$47,647
Add: impact of taxable equivalent adjustment	1,227	1,195	1,063
Net interest income, FTE (non-GAAP)	$52,393	$51,827	$48,710

Non-interest income	$17,051	$15,317	$17,835

Non-interest expense	$44,394	$42,857	$55,282
Less: core deposit intangible asset amortization	(296)	(353)	(653)
Non-interest expense, adjusted for core deposit intangible asset amortization	$44,098	$42,504	$54,629

Efficiency ratio	64.64%	64.45%	83.43%
Efficiency ratio FTE (non-GAAP)	63.50%	63.30%	82.09%

Adjusted Financial Results

	As of and for the three months ended
	March 31, 2019	December 31, 2018	March 31, 2018
Adjustments to net income:
Net income	$18,922	$17,235	$8,464
Adjustments(1)	—	—	6,046
Adjusted net income (non-GAAP)	$18,922	$17,235	$14,510

Adjustments to income per share:
Earnings per share	$0.60	$0.55	$0.27
Adjustments(1)	—	—	0.20
Adjusted earnings per share - diluted (non-GAAP)	$0.60	$0.55	$0.47

Adjustments to return on average tangible assets:
Adjusted net income (non-GAAP)(1)	$18,922	$17,235	$14,510
Add: impact of core deposit intangible amortization expense, after tax	225	268	496
Net income adjusted for impact of core deposit intangible amortization expense, after tax	19,147	17,503	15,006
Average tangible assets (non-GAAP)	5,593,785	5,502,691	5,496,526
Adjusted return on average tangible assets (non-GAAP)	1.39%	1.26%	1.11%

Adjustments to return on average tangible common equity:
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$19,147	$17,503	$15,006
Average tangible common equity (non-GAAP)	590,597	564,966	523,117
Adjusted return on average tangible common equity (non-GAAP)	13.15%	12.29%	11.63%

(1) Adjustments:
Non-interest expense adjustments:
Non-recurring Peoples acquisition-related expenses	$—	$—	$7,598
Total pre-tax adjustments (non-GAAP)	—	—	7,598
Collective tax expense impact	—	—	(1,552)
Adjustments (non-GAAP)	$—	$—	$6,046

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the accounting for acquired loans and the determination of the ALL. These critical accounting policies and estimates are summarized in the sections captioned “Application of Critical Accounting Policies” in Management's Discussion and Analysis in our 2018 Annual Report on Form 10-K, and are further analyzed with other significant accounting policies in note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for the year ended December 31, 2018.

Financial Condition

Total assets increased to $5.8 billion at March 31, 2019 from $5.7 billion at December 31, 2018, primarily driven by increases in total loans of $154.6 million, or 3.8%, and other assets of $26.1 million, or 16.4%, which were partially offset by a decrease in total investment securities of $58.2 million, or 5.5%. The increase in other assets was primarily due to the addition of right of use lease assets totaling $30.5 million due to the adoption of the new lease accounting standard further described in notes 2 and 6.

During the first quarter of 2019, lower cost demand, savings, and money market deposits ("transaction deposits") increased $178.3 million, or 5.2%, as we continued to develop full banking relationships with our clients. The increase in transaction deposits drove a decrease in FHLB borrowings of $73.2 million, or 24.3%, during the quarter as the low-cost deposit growth was utilized to fund loan growth.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $749.5 million at March 31, 2019 and $791.1 million at December 31, 2018, a decrease of $41.6 million, or 5.3%, due to paydowns and maturities. During the three months ended March 31, 2019 and 2018, maturities and pay downs of available-for-sale securities totaled $48.3 million and $55.2 million, respectively. Purchases of available-for-sale securities during the three months ended March 31, 2019 and 2018 totaled $0 and $42.2 million, respectively.

Our available-for-sale investment securities portfolio is summarized as follows for the periods indicated:

	March 31, 2019				December 31, 2018
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$134,173	$134,488	17.9%	2.50%	$147,283	$146,642	18.5%	2.53%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	625,776	613,970	81.9%	2.14%	661,354	643,381	81.3%	2.15%
Municipal securities	619	610	0.1%	3.67%	619	610	0.1%	3.67%
Other securities	469	469	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$761,037	$749,537	100.0%	2.20%	$809,725	$791,102	100.0%	2.22%

As of March 31, 2019 and December 31, 2018, generally the entire available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.1 years and 3.2 years at March 31, 2019 and December 31, 2018, respectively. This estimate is based on assumptions and actual results may differ. At March 31, 2019 and December 31, 2018, the duration of the total available-for-sale investment portfolio was 2.8 years and 3.0 years, respectively.

At March 31, 2019 and December 31, 2018, adjustable rate securities comprised 3.4% and 3.7%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.39% per annum and 2.39% per annum at March 31, 2019 and December 31, 2018, respectively.

The available-for-sale investment portfolio included $14.4 million and $20.9 million of gross unrealized losses at March 31, 2019 and December 31, 2018, respectively, which were partially offset by $2.9 million and $2.3 million of gross unrealized gains, respectively. We believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

 Held-to-maturity

At March 31, 2019, we held $221.7 million of held-to-maturity investment securities, compared to $235.4 million at December 31, 2018, a decrease of $13.7 million, or 5.8%. During the three months ended March 31, 2019 and 2018, maturities and pay downs of held-to-maturity securities totaled $13.2 million and $15.5 million. Purchases of held-to-maturity securities during the three months ended March 31, 2019 and 2018 totaled $0.0 and $40.7 million, respectively.

Held-to-maturity investment securities are summarized as follows as of the date indicated:

	March 31, 2019				December 31, 2018
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$147,221	$146,316	66.4%	3.24%	$157,115	$154,412	66.7%	3.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	74,506	73,291	33.6%	2.15%	78,283	76,514	33.3%	2.25%
Total investment securities held-to-maturity	$221,727	$219,607	100.0%	2.87%	$235,398	$230,926	100.0%	2.91%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $219.6 million and $230.9 million at March 31, 2019 and December 31, 2018, respectively, and included $2.1 million and $4.5 million of net unrealized losses for the respective periods.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of March 31, 2019 and December 31, 2018 was 2.7 years and 2.8 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 2.5 years and 2.5 years as of March 31, 2019 and December 31, 2018, respectively.

Loans Overview

At March 31, 2019, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC 310-30.

The table below shows the loan portfolio composition at the respective dates:

			March 31, 2019 vs.
			December 31, 2018
	March 31, 2019	December 31, 2018	% Change
Originated:
Commercial:
Commercial and industrial	$1,971,692	$1,877,221	5.0%
Owner-occupied commercial real estate	347,064	337,258	2.9%
Food and agriculture	228,765	217,294	5.3%
Energy	55,368	49,204	12.5%
Total commercial	2,602,889	2,480,977	4.9%
Commercial real estate non-owner occupied	472,073	407,431	15.9%
Residential real estate	664,852	657,633	1.1%
Consumer	21,070	22,895	(8.0)%
Total originated	3,760,884	3,568,936	5.4%

Acquired:
Commercial:
Commercial and industrial	48,194	53,926	(10.6)%
Owner-occupied commercial real estate	81,659	84,408	(3.3)%
Food and agriculture	4,263	4,862	(12.3)%
Total commercial	134,116	143,196	(6.3)%
Commercial real estate non-owner occupied	137,003	144,388	(5.1)%
Residential real estate	150,292	163,187	(7.9)%
Consumer	1,119	1,722	(35.0)%
Total acquired	422,530	452,493	(6.6)%

ASC 310-30 loans	63,527	70,879	(10.4)%
Total loans	$4,246,941	$4,092,308	3.8%

Our loan portfolio totaled $4.2 billion at March 31, 2019, increasing $154.6 million, or 3.8%, since December 31, 2018, driven by new loan originations. Originated and acquired loans grew $162.0 million, or 16.3% annualized, primarily due to growth in commercial loans of $112.8 million, or 17.4% annualized. The acquired 310-30 loan portfolio declined $7.4 million, or 10.4%, from December 31, 2018.

We have successfully generated new relationships with small to medium-sized businesses and consumers, experiencing particularly strong loan growth in our commercial and industrial portfolio, which at March 31, 2019, was comprised of diverse industry segments. These segments included government and municipal loans of $502.4 million, finance and financial services loans, primarily lender finance, of $377.0 million, healthcare-related loans of $191.0 million, manufacturing-related loans of $166.0 million and a variety of smaller subcategories of commercial and industrial loans. Food and agriculture loans were 36.6% of the Company’s risk based capital and 5.5% of total loans, and are well-diversified across crop and livestock types.

Originated and acquired non-owner occupied CRE loans were 95.6% of the Company’s risk based capital, or 14.3% of total loans, and no specific property type comprised more than 4.0% of total loans. The Company maintains very little exposure to retail properties, comprising less than 2.0% of total loans. Multi-family loans totaled $62.0 million, or 1.5% of total loans as of March 31, 2019.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $1.3 billion over the past twelve months, led by commercial and industrial loan originations of $723.0 million. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following tables represent new loan originations during the first quarter 2019 and 2018:

	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	2019	2018	2018	2018	2018
Commercial:
Commercial and industrial	$153,547	$213,335	$123,440	$232,643	$123,984
Owner occupied commercial real estate	26,405	34,727	35,549	19,009	23,576
Food and agriculture	15,213	14,046	23,833	38,220	25,873
Energy	6,138	7,640	5,412	(929)	(10,778)
Total commercial	201,303	269,748	188,234	288,943	162,655
Commercial real estate non-owner occupied	69,125	41,031	42,300	28,316	20,694
Residential real estate	38,627	51,017	40,293	30,259	21,698
Consumer	1,958	2,592	3,797	3,588	3,238
Total	$311,013	$364,388	$274,624	$351,106	$208,285

Included in originations are net fundings under revolving lines of credit of $105,235, $6,263, $34,070, $151,888 and $59,236 as of the first quarter 2019, fourth quarter 2018, third quarter 2018, second quarter 2018 and first quarter 2018, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	March 31, 2019
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$222,014	$900,041	$898,663	$2,020,718
Owner occupied commercial real estate	34,379	117,520	289,723	441,622
Food and agriculture	45,235	163,303	29,898	238,436
Energy	9,788	45,580	—	55,368
Total commercial	311,416	1,226,444	1,218,284	2,756,144
Commercial real estate non-owner occupied	78,179	392,664	175,111	645,954
Residential real estate	27,599	56,522	738,531	822,652
Consumer	6,303	12,444	3,444	22,191
Total loans	$423,497	$1,688,074	$2,135,370	$4,246,941

	December 31, 2018
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$191,088	$844,015	$896,910	$1,932,013
Owner occupied commercial real estate	37,284	124,289	273,737	435,310
Food and agriculture	53,845	143,909	30,290	228,044
Energy	9,397	39,807	—	49,204
Total commercial	291,614	1,152,020	1,200,937	2,644,571
Commercial real estate non-owner occupied	87,581	330,282	174,349	592,212
Residential real estate	30,376	56,914	743,525	830,815
Consumer	7,748	12,997	3,965	24,710
Total loans	$417,319	$1,552,213	$2,122,776	$4,092,308

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of originated and acquired loans with maturities over one year is as follows at the dates indicated:

	March 31, 2019
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$952,452	3.96%	$845,679	4.97%	$1,798,131	4.44%
Owner occupied commercial real estate	198,865	4.72%	198,545	5.16%	397,410	5.13%
Food and agriculture	47,002	5.09%	141,027	5.29%	188,029	5.24%
Energy	19	4.50%	45,561	4.82%	45,580	4.82%
Total commercial	1,198,338	4.19%	1,230,812	5.03%	2,429,150	4.62%
Commercial real estate non-owner occupied	235,894	4.72%	311,152	5.25%	547,046	5.02%
Residential real estate	354,006	3.60%	434,067	4.63%	788,073	4.17%
Consumer	12,978	5.40%	2,908	5.61%	15,886	5.44%
Total loans with > 1 year maturity	$1,801,216	4.15%	$1,978,939	4.98%	$3,780,155	4.59%

	December 31, 2018
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$933,202	3.92%	$807,139	4.98%	$1,740,341	4.41%
Owner occupied commercial real estate	195,354	4.61%	192,133	5.09%	387,487	5.04%
Food and agriculture	44,351	5.00%	124,234	5.21%	168,585	5.15%
Energy	21	4.50%	39,786	4.81%	39,807	4.81%
Total commercial	1,172,928	4.14%	1,163,292	5.02%	2,336,220	4.58%
Commercial real estate non-owner occupied	209,759	4.70%	273,115	5.11%	482,874	4.93%
Residential real estate	361,147	3.56%	429,909	4.61%	791,056	4.13%
Consumer	13,672	5.27%	3,196	5.57%	16,868	5.33%
Total loans with > 1 year maturity	$1,757,506	4.10%	$1,869,512	4.94%	$3,627,018	4.53%

(1)

Included in commercial fixed rate loans are loans totaling $471,837 and $473,440 that have been swapped to variables rates at current market pricing at March 31, 2019 and December 31, 2018, respectively. Included in the commercial segment are tax exempt loans totaling $680,443 and $685,644 with a weighted average rate of 3.44% and 3.27% at March 31, 2019 and December 31, 2018, respectively.

Accretable Yield

At March 31, 2019, the accretable yield balance on loans accounted for under ASC 310-30 was $33.3 million compared to $35.9 million at December 31, 2018. We remeasure the expected cash flows quarterly for all 24 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. This remeasurement resulted in a net $1.1 million and $4.0 million reclassification from non-accretable difference to accretable yield during the three months ended March 31, 2019 and 2018, respectively.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	March 31, 2019	December 31, 2018
Remaining accretable yield on loans accounted for under ASC 310-30	$33,317	$35,901
Remaining accretable fair value mark on originated and acquired loans	8,391	8,659
Total remaining accretable yield and fair value mark	$41,708	$44,560

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

Non-performing Assets and Past Due Loans

Non-performing assets consist of non-accrual loans, TDRs on non-accrual, OREO and other repossessed assets. Non-accrual loans and TDRs on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three months ended March 31, 2019 and 2018 was $0.3 million and $0.3 million, respectively.

All loans accounted for under ASC 310-30 were classified as performing assets at March 31, 2019, as the future cash flows on the loan pools were considered estimable. While individual loans making up the pools may be accounted for on a cost recovery basis, the cash flows on the loan pools are considered estimable and, therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loan pools accounted for under ASC 310-30.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	March 31, 2019	December 31, 2018
Non-accrual loans:
Total non-accrual loans, excluding restructured loans	$22,815	$21,017
Total restructured loans on non-accrual	3,495	3,439
Total non-performing loans	26,310	24,456
OREO	9,394	10,596
Total non-performing assets	$35,704	$35,052

Loans 30-89 days past due and still accruing interest	$6,245	$4,610
Loans 90 days past due and still accruing interest	1,359	895
Total non-accrual loans	26,310	24,456
Total past due and non-accrual loans	$33,914	$29,961
Accruing restructured loans	$2,206	$5,944
ALL	$37,055	$35,692
Total non-performing loans to total loans	0.62%	0.60%
Loans 90 days or more past due and still accruing interest to total loans	0.03%	0.02%
Total 90 days past due and still accruing interest and non-accrual loans to total originated and acquired loans	0.66%	0.63%
Total non-performing assets to total loans and OREO	0.84%	0.85%
ALL to non-performing loans	140.84%	145.94%

During the first quarter of 2019, total non-performing loans increased $1.9 million, or 7.6%, from December 31, 2018. During the first quarter of 2019, accruing TDRs decreased $3.7 million due to paydowns. Total non-performing assets to total loans and OREO was 0.84% and 0.85% at March 31, 2019 and December 31, 2018, respectively.

Loans 30-89 days past due and still accruing interest increased $1.6 million from December 31, 2018 to March 31, 2019, and loans 90 days or more past due and still accruing interest increased $0.5 million from December 31, 2018 to March 31, 2019, for a collective increase in total past due loans of $2.1 million. There were no ASC 310-30 loan pools past due or on non-accrual at March 31, 2019 or December 31, 2018.

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

310-30 ALL

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the three months ended March 31, 2019 and 2018, these remeasurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

During the three months ended March 31, 2019 and 2018, loans accounted for under ASC 310-30 had recoupment of $16 thousand and a provision of $41 thousand, respectively.

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

Management derives an estimated annual loss rate adjusted for an estimated loss emergence period based on historical loss data categorized by segment and class. The loss rates are applied at the loan segment and class level. In order to address our lack of historical loss data encompassing a full economic cycle, we incorporate not only our own historical loss rates since the beginning of 2012, but we also utilize peer historical loss data, including a historical average net charge-off ratio on each loan type, relying on the Uniform Bank Performance Reports compiled by the Federal Financial Institutions Examinations Council (“FFIEC”). We may also apply a long-term estimated loss rate to pass rated credits as necessary to account for inherent risks to the portfolio. For originated loans, we assign a slightly higher portion of our loss history, but still rely on the peer loss history to account for our limited historical data. For acquired loans, we use solely our internal loss history as those loans are more seasoned and more of the actual losses in the portfolio have been from the acquired portfolio.

The collective resulting ALL for originated and acquired loans is calculated as the sum of the specific reserves and the general reserves. While these amounts are calculated by individual loan or segment and class, the entire ALL is available for any loan that, in our judgment, should be charged-off.

During the three months ended March 31, 2019, provision for loan losses on originated and acquired loans of $1.6 million was recorded to support originated loan growth. Net charge-offs were $0.2 million, or 0.02%, annualized, and specific reserves on impaired loans totaled $1.5 million at March 31, 2019.

During the three months ended March 31, 2018, $0.0 originated and acquired provision for loan losses was recorded due to strong credit trends and low net charge-offs of $0.6 million, or 0.07%, annualized. Specific reserves on impaired loans totaled $1.2 million at March 31, 2018.

Total ALL

After considering the above mentioned factors, we believe that the ALL of $37.1 million is adequate to cover probable losses inherent in the loan portfolio at March 31, 2019. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ALL during the periods listed:

	As of and for the three months ended
	March 31, 2019			December 31, 2018			March 31, 2018
	Originated	ASC		Originated	ASC		Originated	ASC
	and acquired	310-30		and acquired	310-30		and acquired	310-30
	loans	loans	Total	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$35,461	$231	$35,692	$33,606	$207	$33,813	$31,193	$71	$31,264
Charge-offs:
Commercial	(12)	—	(12)	(652)	—	(652)	(437)	—	(437)
Commercial real estate non-owner occupied	—	—	—	—	—	—	—	—	—
Residential real estate	(23)	—	(23)	—	—	—	—	—	—
Consumer	(233)	—	(233)	—	—	—	(279)	—	(279)
Total charge-offs	(268)	—	(268)	(652)	—	(652)	(716)	—	(716)
Recoveries	97	—	97	55	—	55	97	—	97
Net charge-offs	(171)	—	(171)	(597)	—	(597)	(619)	—	(619)
Provision (recoupment) for loan loss	1,550	(16)	1,534	2,452	24	2,476	—	41	41
Ending allowance for loan losses	$36,840	$215	$37,055	$35,461	$231	$35,692	$30,574	$112	$30,686
Ratio of net charge-offs to average total loans during the period, respectively	0.02%	0.00%	0.02%	0.06%	0.00%	0.06%	0.07%	0.00%	0.07%
Ratio of ALL to total loans outstanding at period end, respectively	0.88%	0.34%	0.87%	0.88%	0.33%	0.87%	0.85%	0.10%	0.83%
Ratio of ALL to total non-performing loans at period end, respectively	140.02%	0.00%	140.84%	145.00%	0.00%	145.94%	129.17%	0.00%	129.65%
Total loans	$4,183,414	$63,527	$4,246,941	$4,021,429	$70,879	$4,092,308	$3,590,025	$112,309	$3,702,334
Average total loans outstanding during the period	$4,063,167	$64,920	$4,128,087	$3,892,770	$72,634	$3,965,404	$3,594,417	$115,432	$3,709,849
Non-performing loans	$26,310	$—	$26,310	$24,456	$—	$24,456	$23,669	$—	$23,669

The following tables present the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	March 31, 2019
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,756,144	64.9%	$28,075	75.8%
Commercial real estate non-owner occupied	645,954	15.2%	4,914	13.3%
Residential real estate	822,652	19.4%	3,718	10.0%
Consumer	22,191	0.5%	348	0.9%
Total	$4,246,941	100.0%	$37,055	100.0%

	December 31, 2018
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,644,571	64.6%	$27,137	76.1%
Commercial real estate non-owner occupied	592,212	14.5%	4,406	12.3%
Residential real estate	830,815	20.3%	3,800	10.6%
Consumer	24,710	0.6%	349	1.0%
Total	$4,092,308	100.0%	$35,692	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at March 31, 2019 and December 31, 2018:

					Increase (decrease)
	March 31, 2019		December 31, 2018		Amount	% Change
Non-interest bearing demand deposits	$1,172,683	24.9%	$1,072,029	23.6%	$100,654	9.4%
Interest bearing demand deposits	696,332	14.8%	688,255	15.2%	8,077	1.2%
Savings accounts	553,721	11.7%	540,481	11.9%	13,240	2.4%
Money market accounts	1,210,620	25.7%	1,154,327	25.5%	56,293	4.9%
Total transaction deposits	3,633,356	77.1%	3,455,092	76.2%	178,264	5.2%
Time deposits < $250,000	938,666	19.9%	943,201	20.8%	(4,535)	(0.5)%
Time deposits > $250,000	142,426	3.0%	137,328	3.0%	5,098	3.7%
Total time deposits	1,081,092	22.9%	1,080,529	23.8%	563	0.1%
Total deposits	$4,714,448	100.0%	$4,535,621	100.0%	$178,827	3.9%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $250,000 as of March 31, 2019:

March 31, 2019
Three months or less	$20,039
Over 3 months through 6 months	21,390
Over 6 months through 12 months	38,046
Thereafter	62,951
Total time deposits > $250,000	$142,426

Total deposits increased $178.8 million during the three months ended March 31, 2019. Non-interest bearing demand deposits increased $100.7 million, interest-bearing demand deposits increased $8.1 million, savings and money market accounts increased $69.5 million and time deposits increased $0.6 million. The mix of transaction deposits (defined as total deposits less time deposits) to total deposits improved to 77.1% at March 31, 2019, from 76.2% at December 31, 2018, due to our continued focus on developing long-term banking relationships.

At March 31, 2019 and December 31 2018, time deposits that were scheduled to mature within 12 months totaled $661.1 million and $685.4 million, respectively. Of the time deposits scheduled to mature within 12 months at March 31, 2019, $79.5 million were in denominations of $250,000 or more, and $581.6 million were in denominations less than $250,000.

Other Borrowings

As of March 31, 2019 and December 31, 2018, the Company sold securities under agreements to repurchase totaling $59.5 million and $66.0 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.1 billion. The Company utilized its FHLB line of credit as a funding mechanism for originated loans. At March 31, 2019 and December 31, 2018, the Bank had $161.1 million and $234.3 million in line of credit advances from the

FHLB, respectively. The Bank’s FHLB term advances totaled $67.3 million and $67.3 million at March 31, 2019 and December 31, 2018, respectively. The term advances have fixed rates between 1.55% - 2.33%, with maturity dates of 2018 – 2020.

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

Overview of Results of Operations

We recorded net income of $18.9 million, or $0.60 per diluted share, during the three months ended March 31, 2019, compared to net income of $8.5 million, or $0.27 per diluted share, during the three months ended March 31, 2018. Net income during the three months ended March 31, 2018 included $6.0 million in after-tax one-time expenses related to the acquisition of Peoples. Adjusting for these items, net income would have been $14.5 million, or $0.47 per diluted share, during the three months ended March 31, 2018.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2019 and 2018. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale.

	For the three months ended			For the three months ended
	March 31, 2019			March 31, 2018
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$3,624,793	$43,573	4.88%	$2,954,865	31,454	4.32%
Acquired loans	438,374	6,254	5.79%	639,552	8,930	5.66%
ASC 310-30 loans	64,920	3,687	22.72%	115,432	$5,393	18.69%
Loans held for sale	42,868	488	4.62%	54,358	566	4.22%
Investment securities available-for-sale	787,367	4,361	2.22%	935,359	4,775	2.04%
Investment securities held-to-maturity	229,401	1,651	2.88%	256,646	1,751	2.73%
Other securities	26,885	423	6.29%	16,072	244	6.07%
Interest earning deposits and securities purchased under agreements to resell	32,657	210	2.61%	168,318	741	1.79%
Total interest earning assets FTE(2)	$5,247,265	$60,647	4.69%	$5,140,602	$53,854	4.25%
Cash and due from banks	$77,954			$99,798
Other assets	421,615			406,903
Allowance for loan losses	(35,814)			(31,619)
Total assets	$5,711,020			$5,615,684
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,410,009	$3,008	0.51%	$2,408,387	$1,844	0.31%
Time deposits	1,078,554	3,607	1.36%	1,167,302	2,790	0.97%
Securities sold under agreements to repurchase	60,589	153	1.02%	132,339	50	0.15%
Federal Home Loan Bank advances	248,779	1,486	2.42%	115,683	460	1.61%
Total interest bearing liabilities	$3,797,931	$8,254	0.88%	$3,823,711	$5,144	0.55%
Demand deposits	$1,108,150			$1,057,622
Other liabilities	97,107			92,076
Total liabilities	5,003,188			4,973,409
Shareholders' equity	707,832			642,275
Total liabilities and shareholders' equity	$5,711,020			$5,615,684
Net interest income FTE(2)		$52,393			$48,710
Interest rate spread FTE(2)			3.81%			3.70%
Net interest earning assets	$1,449,334			$1,316,891
Net interest margin FTE(2)			4.05%			3.84%
Average transaction deposits	$3,518,159			$3,466,009
Average total deposits	$4,596,713			$4,633,311
Ratio of average interest earning assets to average interest bearing liabilities	138.16%			134.44%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for the three months ended March 31, 2019 and 2018. The taxable equivalent adjustments included above are $1,227 and $1,063 for the three months ended March 31, 2019 and 2018, respectively.

(3)	Loan fees included in interest income totaled $1,325 and $1,789 for the three months ended March 31, 2019 and 2018, respectively.

Net interest income totaled $51.2 million and $47.6 million during the three months ended March 31, 2019 and 2018, respectively. Fully taxable equivalent net interest income totaled $52.4 million for the three months ended March 31, 2019, and increased $3.7 million, or 7.6%, from the three months ended March 31, 2018. The fully taxable equivalent net interest margin widened 21 basis points to 4.05%. The yield on earning assets increased 44 basis points, led by a 56 basis point increase in the originated portfolio yields due to short-term rate increases, partially offset by an increase in the cost of funds of 33 basis points from 0.55% to 0.88%.

Average loans comprised $4.1 billion, or 78.7%, of total average interest earning assets during the three months ended March 31, 2019, compared to $3.8 billion, or 73.2%, during the three months ended March 31, 2018. The increase in average loan balances was driven by a $669.9 million increase in originated loans. The originated loan portfolio yield increased to 4.88% during the three months ended March 31, 2019, compared to 4.32% during the three months ended March 31, 2018, benefitting from higher new loan yields and increases in short-term market rates. The yield on the ASC 310-30 loan portfolio was 22.72% and 18.69% during the three months ended March 31, 2019 and 2018, respectively.

Average investment securities comprised 19.4% and 23.2% of total interest earning assets during the three months ended March 31, 2019 and 2018, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations.

Average balances of interest bearing liabilities decreased $25.8 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The decrease was driven by decreases in time deposits of $88.7 million and securities sold under agreement to repurchase of $71.8 million, partially offset by increases in FHLB advances of $133.1 million and interest bearing demand, savings and money market deposits of $1.6 million. Total interest expense related to interest bearing liabilities was $8.3 million and $5.1 million during the three months ended March 31, 2019 and 2018, respectively, at an average cost of 0.88% and 0.55% during the three months ended March 31, 2019 and 2018, respectively. Additionally, the cost of deposits increased 17 basis points to 0.58% during the three months ended March 31, 2019, compared to 0.41% during the three months ended March 31, 2018, due to higher cost of FHLB advances and savings, money market and time deposits.

The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three months ended March 31, 2019 compared to the three months ended March 31, 2018:

	Three months ended March 31, 2019
	compared to
	Three months ended March 31, 2018
	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$8,053	$4,066	$12,119
Acquired loans	(2,870)	194	(2,676)
ASC 310-30 loans	(2,869)	1,163	(1,706)
Loans held for sale	(131)	53	(78)
Investment securities available-for-sale	(820)	406	(414)
Investment securities held-to-maturity	(196)	96	(100)
Other securities	170	9	179
Interest earning deposits and securities purchased under agreements to resell	(872)	341	(531)
Total interest income	$465	$6,328	$6,793
Interest expense:
Interest bearing demand, savings and money market deposits	$2	$1,162	$1,164
Time deposits	(297)	1,114	817
Securities sold under agreements to repurchase	(181)	284	103
Federal Home Loan Bank advances	795	231	1,026
Total interest expense	319	2,791	3,110
Net change in net interest income	$146	$3,537	$3,683

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for the three months ended March 31, 2019 and 2018. The taxable equivalent adjustments included above are $1,227 and $1,063 for three months ended March 31, 2019 and 2018, respectively.

(3)	Loan fees included in interest income totaled $1,325 and $1,789 for the three months ended March 31, 2019 and 2018, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended
	March 31, 2019		March 31, 2018
		Average		Average
	Average	rate	Average	rate
	balance	paid	balance	paid
Non-interest bearing demand	$1,108,150	0.00%	$1,057,622	0.00%
Interest bearing demand	690,932	0.16%	663,159	0.13%
Money market accounts	1,170,040	0.71%	1,172,067	0.39%
Savings accounts	549,037	0.50%	573,161	0.36%
Time deposits	1,078,554	1.36%	1,167,302	0.97%
Total average deposits	$4,596,713	0.58%	$4,633,311	0.41%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $8.4 million on originated and acquired loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.

Below is a summary of the provision for loan losses recorded in the consolidated statements of operations for the periods indicated:

	For the three months ended March 31,
	2019	2018
(Recoupment) provision for loans accounted for under ASC 310-30	$(16)	$41
Provision for loan losses on originated and acquired loans	1,550	—
Total provision for loan losses	$1,534	$41

Provision for loan losses on originated and acquired loans of $1.6 million was recorded during the first quarter of 2019 to support originated loan growth. The originated and acquired allowance for loan losses totaled 0.88% of originated and acquired loans at March 31, 2019, compared to 0.85% at March 31, 2018.

For the three months ended March 31, 2019 and 2018, we recorded recoupment of $16 thousand and provision of $41 thousand, respectively, for loans accounted for under ASC 310-30 in connection with our re-measurements of expected cash flows.

Non-Interest Income

The table below details the components of non-interest income for the periods presented:

	For the three months ended March 31,		2019 vs 2018
			Increase (decrease)
	2019	2018	Amount	% Change
Service charges	$4,321	$4,510	$(189)	(4.2)%
Bank card fees	3,428	3,362	66	2.0%
Mortgage banking income	6,937	7,971	(1,034)	(13.0)%
Bank-owned life insurance income	421	452	(31)	(6.9)%
Other non-interest income	1,883	1,150	733	63.7%
OREO related income	61	390	(329)	(84.4)%
Total non-interest income	$17,051	$17,835	$(784)	(4.4)%

Non-interest income totaled $17.1 million and $17.8 million for the three months ended March 31, 2019 and 2018, respectively, decreasing $0.8 million primarily due to lower mortgage banking income and OREO related income. These decreases were partially offset by higher swap fee income included within other non-interest income.

Non-Interest Expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended March 31,		2019 vs 2018
			Increase (decrease)
	2019	2018	Amount	% Change
Salaries and benefits	$27,890	$30,672	$(2,782)	(9.1)%
Occupancy and equipment	6,882	7,955	(1,073)	(13.5)%
Telecommunications and data processing	2,290	4,366	(2,076)	(47.5)%
Marketing and business development	986	1,224	(238)	(19.4)%
FDIC deposit insurance	498	753	(255)	(33.9)%
Bank card expenses	810	2,136	(1,326)	(62.1)%
Professional fees	814	2,819	(2,005)	(71.1)%
Other non-interest expense	3,173	3,845	(672)	(17.5)%
Problem asset workout	1,123	781	342	43.8%
(Gain) loss on OREO sales, net	(368)	78	(446)	>(100.0)%
Core deposit intangible asset amortization	296	653	(357)	(54.7)%
Total non-interest expense	$44,394	$55,282	$(10,888)	(19.7)%

Non-interest expense totaled $44.4 million for the three months ended March 31, 2019, compared to $55.3 million for the three months ended March 31, 2018, representing a decrease of $10.9 million primarily driven by $7.6 million of acquisition costs during the first quarter of 2018 and efficiencies gained from the integration of the Peoples acquisition.

Income taxes

Income tax expense attributable to income before income taxes was $3.4 million for the three months ended March 31, 2019, compared to an income tax expense of $1.7 million for the three months ended March 31, 2018. The tax expense recorded for the three months ended March 31, 2019 and 2018 was lowered by an $0.8 million and $0.4 million discrete tax benefit from stock compensation activity, respectively. Without the discrete items related to stock compensation activity, the tax rate for the three months ended March 31, 2019, was 18.5% compared to 20.3% for the three months ended March 31, 2018. The effective tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. The Company forecasts the full year estimated effective tax rate in accordance with ASC 740; as a result, the relationship between pre-tax income and tax-exempt income within each reporting period can create fluctuations in the effective tax rate from period-to-period.

Additional information regarding income taxes can be found in note 20 of our audited consolidated financial statements in our 2018 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Cash and due from banks	$104,758	$109,056
Interest bearing bank deposits	500	500
Unencumbered investment securities, at fair value	505,182	573,637
Total	$610,440	$683,193

Total on-balance sheet liquidity decreased $72.8 million at March 31, 2019 compared to December 31, 2018. The decrease was due to a reduction of $68.5 million in unencumbered available-for-sale and held-to-maturity securities balances and lower cash and due from banks of $4.3 million.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At March 31, 2019, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.0 billion at March 31, 2019, inclusive of pre-tax net unrealized losses of $11.5 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $2.1 million of pre-tax net unrealized losses at March 31, 2019. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of March 31, 2019, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of March 31, 2019, $661.1 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. FHLB advances and lines of credit available totaled $1.1 billion, of which $228.4 million was used at March 31, 2019. We can obtain additional liquidity through FHLB advances if required. The Bank also has access to federal funds lines of credit with corresponding banks.

Under the Basel III requirements, at March 31, 2019, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

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

On August 5, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to an additional $50.0 million of the Company’s common stock. The remaining authorization under this program as of March 31, 2019 was $12.6 million. During the three months ended March 31, 2019, we did not repurchase any shares of our common stock.

On May 9, 2019, our Board of Directors declared a quarterly dividend of $0.19 per common share, payable on June 14, 2019 to shareholders of record at the close of business on May 31, 2019.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at March 31, 2019. During the three months ended March 31, 2019, we increased our asset sensitivity as a result of the balance sheet mix towards more variable rate assets, even after adjusting our models for the excess capital deployment. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2019 and December 31, 2018:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	March 31, 2019	December 31, 2018
200	6.56%	5.86%
100	3.37%	2.98%
(100)	(5.37)%	(4.84)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The strategy with respect to liabilities has been to emphasize transaction accounts, particularly non-interest or low interest bearing non-maturing deposit accounts which are less sensitive to changes in interest rates. Non-maturing deposit accounts have grown $178.3 million during the three months March 31, 2019, and totaled 77.1% of total deposits at March 31, 2019 compared to 76.2% at December 31, 2018. We currently have no brokered time deposits and intend to continue to focus on our strategy of increasing non-interest or low-cost interest bearing non-maturing deposit accounts.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of March 31, 2019 and December 31, 2018, we had loan commitments totaling $738.4 million and $773.5 million, respectively, and standby letters of credit that totaled $11.2 million and $10.6 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2019. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number
			Total number of	(or approximate dollar
			shares (or units)	value) of shares (or
	Total number	Average	purchased as part of	units) that may yet be
	of shares (or	price paid per	publicly announced	purchased under the
Period	units) purchased	share (or unit)	plans or programs	plans or programs (2)
January 1 - January 31, 2019(1)	—	$—	—	$12,562,825
February 1 - February 28, 2019(1)	4,872	35.92	—	12,562,825
March 1 - March 31, 2019(1)	51,331	36.00	—	12,562,825
Total	56,203	$35.99	—	$12,562,825

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On August 5, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $12,562,825 remained available for purchase at March 31, 2019.

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

Date: May 9, 2019