Form 10-Q
period 2019-06-30
National Bank Holdings Corp
filed 2019-08-07
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Registrant’s telephone, including area code: (303) 892-8715

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A Common Stock	NBHC	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	⌧	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	☐
		Emerging growth company	☐

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

As of August 5, 2019, the registrant had outstanding 31,139,052 shares of Class A voting common stock, each with $0.01 par value per share, excluding 138,022 shares of restricted Class A common stock issued but not yet vested.

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

Forward-looking statements involve certain important risks, uncertainties and other factors, any of which could cause actual results to differ materially from those in such statements and, therefore, you are cautioned not to place undue reliance on such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●       our ability to execute our business strategy, as well as changes in our business strategy or development plans;

●       business and economic conditions generally and in the financial services industry;

●       effects of a government shutdown;

●       economic, market, operational, liquidity, credit and interest rate risks associated with our business;

●       effects of any changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

●       changes imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions;

●       effects of inflation, as well as, interest rate, securities market and monetary supply fluctuations;

●       changes in the economy or supply-demand imbalances affecting local real estate values;

●       changes in consumer spending, borrowings and savings habits;

●       with respect to our mortgage business, our inability to negotiate our fees with Fannie Mae, Freddie Mac, Ginnie Mae or other investors for the purchase of our loans, our obligation to indemnify purchasers or to repurchase the related loans if the loans fail to meet certain criteria, or higher rate of delinquencies and defaults as a result of the geographic concentration of our servicing portfolio;

●       our ability to identify potential candidates for, obtain regulatory approval for, and consummate, acquisitions, consolidations or other expansion opportunities on attractive terms, or at all;

●       our ability to integrate acquisitions or consolidations and to achieve synergies, operating efficiencies and/or other expected benefits within expected time-frames, or at all, or within expected cost projections, and to preserve the goodwill of acquired financial institutions;

●       our ability to realize the anticipated benefits from enhancements or updates to our core operating systems from time to time without significant change in our client service or risk to our control environment;

●       our dependence on information technology and telecommunications systems of third party service providers and the risk of system failures, interruptions or breaches of security, including those that could result in disclosure or misuse of confidential or proprietary client or other information;

●       our ability to achieve organic loan and deposit growth and the composition of such growth;

●       changes in sources and uses of funds, including loans, deposits and borrowings;

●       increased competition in the financial services industry, nationally, regionally or locally, resulting in, among other things, lower returns;

●       continued consolidation in the financial services industry;

●       our ability to maintain or increase market share and control expenses;

●       the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

●       the trading price of shares of the Company's stock;

●       the effects of tax legislation, including the potential of future increases to prevailing tax rates, or challenges to our tax position;

●       our ability to realize deferred tax assets or the need for a valuation allowance, or the effects of changes in tax laws on our deferred tax assets;

●       costs and effects of changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, changes in regulation that affect the fees that we charge, the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations, reviews or other inquiries; and changes in regulations that apply to us as a Colorado state-chartered bank;

●       technological changes;

●       the timely development and acceptance of new products and services and perceived overall value of these products and services by our clients;

●       changes in our management personnel and our continued ability to attract, hire and retain qualified personnel;

●       ability to implement and/or improve operational management and other internal risk controls and processes and our reporting system and procedures;

●       regulatory limitations on dividends from our bank subsidiary;

●       changes in estimates of future loan reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

●       widespread natural and other disasters, dislocations, political instability, acts of war or terrorist activities, cyberattacks or international hostilities through impacts on the economy and financial markets generally or on us or our counterparties specifically;

●       a cyber-security incident, data breach or a failure of a key information technology system;

●       impact of reputational risk on such matters as business generation and retention;

●       other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission; and

●       our success at managing the risks involved in the foregoing items.

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$90,659	$109,056
Interest bearing bank deposits	500	500
Cash and cash equivalents	91,159	109,556
Investment securities available-for-sale (at fair value)	710,206	791,102
Investment securities held-to-maturity (fair value of $206,402 and $230,926 at June 30, 2019 and December 31, 2018, respectively)	206,361	235,398
Non-marketable securities	30,726	27,555
Loans	4,330,263	4,092,308
Allowance for loan losses	(40,082)	(35,692)
Loans, net	4,290,181	4,056,616
Loans held for sale	105,866	48,120
Other real estate owned	7,054	10,596
Premises and equipment, net	111,171	109,986
Goodwill	115,027	115,027
Intangible assets, net	12,267	13,470
Other assets	177,984	159,240
Total assets	$5,858,002	$5,676,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$1,167,399	$1,072,029
Interest bearing demand deposits	691,527	688,255
Savings and money market	1,747,434	1,694,808
Time deposits	1,081,637	1,080,529
Total deposits	4,687,997	4,535,621
Securities sold under agreements to repurchase	60,430	66,047
Federal Home Loan Bank advances	272,414	301,660
Other liabilities	103,244	78,332
Total liabilities	5,124,085	4,981,660
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,498,016 shares issued; 31,139,044 and 30,769,063 shares outstanding at June 30, 2019 and December 31, 2018, respectively	515	515
Additional paid-in capital	1,006,008	1,014,399
Retained earnings	135,210	106,990
Treasury stock of 20,210,348 and 20,582,459 shares at June 30, 2019 and December 31, 2018, respectively, at cost	(409,322)	(415,623)
Accumulated other comprehensive income (loss), net of tax	1,506	(11,275)
Total shareholders’ equity	733,917	695,006
Total liabilities and shareholders’ equity	$5,858,002	$5,676,666

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans	$55,995	$47,533	$108,770	$92,813
Interest and dividends on investment securities	5,535	6,810	11,547	13,336
Dividends on non-marketable securities	459	249	882	493
Interest on interest-bearing bank deposits	204	319	414	1,060
Total interest and dividend income	62,193	54,911	121,613	107,702
Interest expense:
Interest on deposits	7,649	4,865	14,264	9,499
Interest on borrowings	2,053	660	3,692	1,170
Total interest expense	9,702	5,525	17,956	10,669
Net interest income before provision for loan losses	52,491	49,386	103,657	97,033
Provision for loan losses	3,239	1,873	4,773	1,914
Net interest income after provision for loan losses	49,252	47,513	98,884	95,119
Non-interest income:
Service charges	4,541	4,371	8,862	8,881
Bank card fees	3,766	3,672	7,194	7,034
Mortgage banking income	10,398	8,911	17,335	16,882
Bank-owned life insurance income	424	446	845	898
Other non-interest income	1,472	1,711	3,355	2,862
OREO-related income	59	451	120	841
Total non-interest income	20,660	19,562	37,711	37,398
Non-interest expense:
Salaries and benefits	30,667	29,123	58,557	59,795
Occupancy and equipment	6,721	7,190	13,603	15,145
Telecommunications and data processing	2,124	2,101	4,414	6,467
Marketing and business development	840	1,237	1,826	2,461
FDIC deposit insurance	493	757	991	1,510
Bank card expenses	1,423	1,097	2,233	3,233
Professional fees	1,041	738	1,855	3,557
Other non-interest expense	2,439	3,106	5,612	6,951
Problem asset workout	725	775	1,848	1,556
(Gain) loss on OREO sales, net	(318)	(14)	(686)	64
Core deposit intangible asset amortization	296	653	592	1,306
Total non-interest expense	46,451	46,763	90,845	102,045
Income before income taxes	23,461	20,312	45,750	30,472
Income tax expense	3,179	2,800	6,546	4,495
Net income	$20,282	$17,512	$39,204	$25,977
Income per share—basic	$0.65	$0.57	$1.26	$0.85
Income per share—diluted	$0.64	$0.56	$1.24	$0.83
Weighted average number of common shares outstanding:
Basic	31,155,264	30,735,427	31,058,761	30,615,226
Diluted	31,604,658	31,387,175	31,558,615	31,275,359

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$20,282	$17,512	$39,204	$25,977
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($2,480) and $688 for the three months ended June 30, 2019 and 2018, respectively; and net of tax (expense) benefit of ($4,187) and $2,990 for the six months ended June 30, 2019 and 2018, respectively	7,905	(2,191)	13,322	(8,971)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $81 and $103 for the three months ended June 30, 2019 and 2018, respectively; and net of tax benefit of $171 and $988 for the six months ended June 30, 2019 and 2018, respectively	(259)	(327)	(541)	(714)
Other comprehensive income (loss)	7,646	(2,518)	12,781	(9,685)
Comprehensive income	$27,928	$14,994	$51,985	$16,292

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, March 31, 2018	$515	$1,012,268	$68,008	$(420,040)	$(14,888)	$645,863
Net income	—	—	17,512	—	—	17,512
Stock-based compensation	—	1,173	—	—	—	1,173
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,706, net	—	(1,266)	—	3,759	—	2,493
Cash dividends declared ($0.14 per share)	—	—	(4,338)	—	—	(4,338)
Other comprehensive loss	—	—	—	—	(2,518)	(2,518)
Balance, June 30, 2018	$515	$1,012,175	$81,182	$(416,281)	$(17,406)	$660,185

Balance, March 31, 2019	$515	$1,012,974	$120,879	$(413,226)	$(6,140)	$715,002
Net income	—	—	20,282	—	—	20,282
Stock-based compensation	—	1,508	—	—	—	1,508
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,382 net	—	(8,474)	—	3,904	—	(4,570)
Cash dividends declared ($0.19 per share)	—	—	(5,951)	—	—	(5,951)
Other comprehensive income	—	—	—	—	7,646	7,646
Balance, June 30, 2019	$515	$1,006,008	$135,210	$(409,322)	$1,506	$733,917

	For the six months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, December 31, 2017	$515	$970,668	$60,795	$(493,329)	$(6,242)	$532,407
Net income	—	—	25,977	—	—	25,977
Stock-based compensation	—	2,006	—	—	—	2,006
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $7,272, net	—	(2,742)	—	9,078	—	6,336
Reissuance of treasury stock of 3,398,477 shares for acquisition of Peoples, Inc.	—	42,243	—	67,970	—	110,213
Cash dividends declared ($0.23 per share)	—	—	(7,095)	—	—	(7,095)
Reclassification of certain tax effects from accumulated other comprehensive income(1)	—	—	1,479	—	(1,479)	—
Cumulative effect adjustment(2)	—	—	26	—	—	26
Other comprehensive loss	—	—	—	—	(9,685)	(9,685)
Balance, June 30, 2018	$515	$1,012,175	$81,182	$(416,281)	$(17,406)	$660,185

Balance, December 31, 2018	$515	$1,014,399	$106,990	$(415,623)	$(11,275)	$695,006
Net income	—	—	39,204	—	—	39,204
Stock-based compensation	—	1,884	—	—	—	1,884
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $5,673 net	—	(10,275)	—	6,301	—	(3,974)
Cash dividends declared ($0.36 per share)	—	—	(11,240)	—	—	(11,240)
Cumulative effect adjustment(3)	—	—	256	—	—	256
Other comprehensive income	—	—	—	—	12,781	12,781
Balance, June 30, 2019	$515	$1,006,008	$135,210	$(409,322)	$1,506	$733,917

(1)	Related to the adoption of Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
(2)	Related to the adoption of Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.
(3)	Related to the adoption of Accounting Standards Update No. 2016-02, Leases. Refer to note 2 – Recent Accounting Pronouncements of our consolidated financial statements for further details.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$39,204	$25,977
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	4,773	1,914
Depreciation and amortization	7,376	6,039
Current income tax receivable	693	479
Deferred income taxes	5,140	3,098
Net excess tax benefit on stock-based compensation	(2,136)	(1,161)
Discount accretion, net of premium amortization on securities	952	753
Loan accretion	(8,273)	(12,401)
Gain on sale of mortgages, net	(16,050)	(14,849)
Origination of loans held for sale, net of repayments	(490,411)	(526,071)
Proceeds from sales of loans held for sale	450,360	489,191
Bank-owned life insurance income	(845)	(898)
(Gain) loss on the sale of other real estate owned, net	(686)	64
Impairment on other real estate owned	684	64
Stock-based compensation	1,885	2,006
Operating lease payments	(2,802)	—
Change in other assets	3,039	(16,248)
Change in other liabilities	6,327	11,219
Net cash used in operating activities	(770)	(30,824)
Cash flows from investing activities:
Purchase of FHLB stock	(11,418)	(9,421)
Proceeds from redemption of FHLB stock	8,247	9,160
Proceeds from maturities of investment securities held-to-maturity	28,152	32,158
Proceeds from maturities of investment securities available-for-sale	97,625	112,748
Proceeds from sales of investment securities available-for-sale	—	33,202
Proceeds from maturities of non-marketable securities	—	67
Purchase of investment securities held-to-maturity	—	(40,735)
Purchase of investment securities available-for-sale	—	(42,199)
Net increase in loans	(240,977)	(130,019)
Purchases of premises and equipment, net	(5,279)	(3,462)
Proceeds from sales of loans	—	713
Proceeds from sales of other real estate owned	3,832	529
Net cash activity from acquisition	—	68,984
Net cash (used in) provided by investing activities	(119,818)	31,725
Cash flows from financing activities:
Net increase (decrease) in deposits	152,376	(78,006)
Decrease in repurchase agreements	(5,617)	(57,022)
Advances from FHLB	812,149	448,560
FHLB repayments	(841,395)	(423,167)
Issuance of stock under purchase and equity compensation plans	(6,384)	(2,377)
Proceeds from exercise of stock options	2,387	8,713
Payment of dividends	(11,325)	(7,049)
Net cash provided by (used in) financing activities	102,191	(110,348)
Decrease in cash, cash equivalents and restricted cash	(18,397)	(109,447)
Cash, cash equivalents and restricted cash at beginning of the year	119,556	257,364
Cash, cash equivalents and restricted cash at end of period	$101,159	$147,917
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$16,924	$10,310
Net tax payments (refunds)	$4,729	$(2,245)
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	$288	$24,382
Decrease in loans purchased but not settled	$(8,979)	$(10,037)
Loans transferred from loans held for sale to loans	$1,645	$2,440
Lease right-of-use assets obtained	$(30,474)	$—
Treasury stock reissued for acquisition	$—	$110,213

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Denver, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 105 banking centers, as of June 30, 2019, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services.

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

Note 2 Recent Accounting Pronouncements

Leases—In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. The new standard established a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statements. ASU 2016-02 became effective for the Company on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the Financial Accounting Standards Board issued ASU 2018-11 which, among other things, provided an additional transition method that allows entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact our financial statements in relation to contracts whereby we act as a lessor. We applied the modified-retrospective transition approach prescribed by ASU 2018-11. Upon adoption of ASU 2016-02 and ASU 2018-11 on January 1, 2019, we recognized right-of-use assets and related lease liabilities totaling $30.5 million with a cumulative-effect adjustment to beginning retained earnings of $0.3 million. Refer to note 6 – Leases of our consolidated financial statements for further detail.

Financial Instruments - Credit Losses—In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates. Additionally, the update amends the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. ASU 2016-13 becomes effective for us on January 1, 2020. We have formed a cross-functional working group, including our credit, finance, risk management, and enterprise technology departments, to address the adoption and implementation of ASU 2016-13. We are currently working through our implementation plan and are in the process of implementing a third-party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. We are currently evaluating the potential impact of ASU 2016-13 and subsequent updates on our financial statements.

Other Pronouncements—The Company reviewed ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement and does not expect the adoption of these pronouncements to have a material impact on its financial statements.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $0.9 billion at June 30, 2019 and included $0.7 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities. At December 31, 2018, investment securities totaled $1.0 billion and included $0.8 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities.

Available-for-sale

At June 30, 2019 and December 31, 2018, the Company held $710.2 million and $791.1 million of available-for-sale investment securities, respectively. Available-for-sale securities are summarized as follows as of the dates indicated:

	June 30, 2019
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$122,265	$1,636	$(132)	$123,769
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	587,967	4,223	(6,832)	585,358
Municipal securities	619	—	(9)	610
Other securities	469	—	—	469
Total investment securities available-for-sale	$711,320	$5,859	$(6,973)	$710,206

	December 31, 2018
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$147,283	$1,232	$(1,873)	$146,642
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	661,354	1,056	(19,029)	643,381
Municipal securities	619	—	(9)	610
Other securities	469	—	—	469
Total investment securities available-for-sale	$809,725	$2,288	$(20,911)	$791,102

At June 30, 2019 and December 31, 2018, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$31,277	$(132)	$31,277	$(132)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	4,810	(7)	307,751	(6,825)	312,561	(6,832)
Municipal securities	—	—	441	(9)	441	(9)
Total	$4,810	$(7)	$339,469	$(6,966)	$344,279	$(6,973)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$30,853	$(392)	$69,169	$(1,481)	$100,022	$(1,873)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	127,767	(1,150)	454,662	(17,879)	582,429	(19,029)
Municipal securities	441	(9)	—	—	441	(9)
Total	$159,061	$(1,551)	$523,831	$(19,360)	$682,892	$(20,911)

The unrealized losses in the Company's investment portfolio at June 30, 2019 were caused by changes in interest rates. The portfolio included 85 securities, having an aggregate fair value of $344.3 million, which were in an unrealized loss position at June 30, 2019, compared to 211 securities, with an aggregate fair value of $682.9 million at December 31, 2018.

Management evaluated all of the available for sale securities in an unrealized loss position at June 30, 2019 and December 31, 2018, and concluded no OTTI existed. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank (“FHLB”). The fair value of available-for-sale investment securities pledged as collateral totaled $353.1 million and $318.1 million at June 30, 2019 and at December 31, 2018, respectively.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments.

As of June 30, 2019, municipal securities with an amortized cost and fair value of $0.2 million were due after one year through five years, while municipal securities with an amortized cost and fair value of $0.4 million were due after five years through ten years. Other securities of $0.5 million as of June 30, 2019, have no stated contractual maturity date.

Held-to-maturity

At June 30, 2019 and December 31, 2018, the Company held $206.4 million and $235.4 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$136,964	$651	$(74)	$137,541
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	69,397	137	(673)	68,861
Total investment securities held-to-maturity	$206,361	$788	$(747)	$206,402

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$157,115	$2	$(2,705)	$154,412
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	78,283	—	(1,769)	76,514
Total investment securities held-to-maturity	$235,398	$2	$(4,474)	$230,926

The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$—	$12,116	$(74)	$12,116	$(74)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	37,444	(673)	37,444	(673)
Total	$—	$—	$49,560	$(747)	$49,560	$(747)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$26,660	$(381)	$126,475	$(2,324)	$153,135	$(2,705)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	35,235	(79)	41,279	(1,690)	76,514	(1,769)
Total	$61,895	$(460)	$167,754	$(4,014)	$229,649	$(4,474)

The held-to-maturity portfolio included 13 securities, having an aggregate fair value of $49.6 million, which were in an unrealized loss position at June 30, 2019, compared to 49 securities, with a fair value of $229.6 million, at December 31, 2018.

The unrealized losses in the Company's investments at June 30, 2019 and December 31, 2018 were caused by changes in interest rates. Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at June 30, 2019 or December 31, 2018. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $177.1 million and $133.1 million at June 30, 2019 and December 31, 2018, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

Note 4 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The tables below show the loan portfolio composition including carrying value by segment of originated and acquired loans and loans accounted for under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of the dates shown. The carrying value of originated and acquired loans is net of discounts, fees, cost and fair value marks of $9.2 million and $10.2 million as of June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019
	Originated and	ASC
	acquired loans	310-30 loans	Total loans	% of total
Commercial	$2,863,117	$18,247	$2,881,364	66.6%
Commercial real estate non-owner occupied	584,263	35,585	619,848	14.3%
Residential real estate	799,566	6,760	806,326	18.6%
Consumer	22,725	—	22,725	0.5%
Total	$4,269,671	$60,592	$4,330,263	100.0%

	December 31, 2018
	Originated and	ASC
	acquired loans	310-30 loans	Total loans	% of total
Commercial	$2,624,173	$20,398	$2,644,571	64.6%
Commercial real estate non-owner occupied	551,819	40,393	592,212	14.5%
Residential real estate	820,820	9,995	830,815	20.3%
Consumer	24,617	93	24,710	0.6%
Total	$4,021,429	$70,879	$4,092,308	100.0%

Delinquency for originated and acquired loans is shown in the following tables at June 30, 2019 and December 31, 2018:

	June 30, 2019
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Originated and acquired loans:
Commercial:
Commercial and industrial	$4,413	$34	$14,682	$19,129	$2,105,233	$2,124,362
Owner occupied commercial real estate	627	—	7,301	7,928	446,640	454,568
Food and agriculture	—	—	380	380	240,565	240,945
Energy	—	—	858	858	42,384	43,242
Total commercial	5,040	34	23,221	28,295	2,834,822	2,863,117
Commercial real estate non-owner occupied:
Construction	—	—	1,208	1,208	90,955	92,163
Acquisition/development	4,725	—	9	4,734	13,242	17,976
Multifamily	—	—	—	—	42,166	42,166
Non-owner occupied	33	—	378	411	431,547	431,958
Total commercial real estate	4,758	—	1,595	6,353	577,910	584,263
Residential real estate:
Senior lien	667	—	7,782	8,449	693,227	701,676
Junior lien	518	—	1,040	1,558	96,332	97,890
Total residential real estate	1,185	—	8,822	10,007	789,559	799,566
Consumer	84	—	65	149	22,576	22,725
Total originated and acquired loans	$11,067	$34	$33,703	$44,804	$4,224,867	$4,269,671

	December 31, 2018
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Originated and acquired loans:
Commercial:
Commercial and industrial	$495	$74	$5,510	$6,079	$1,925,068	$1,931,147
Owner occupied commercial real estate	893	—	6,931	7,824	413,842	421,666
Food and agriculture	141	125	768	1,034	221,122	222,156
Energy	—	—	742	742	48,462	49,204
Total commercial	1,529	199	13,951	15,679	2,608,494	2,624,173
Commercial real estate non-owner occupied:
Construction	—	—	1,208	1,208	93,646	94,854
Acquisition/development	—	—	121	121	19,529	19,650
Multifamily	—	—	—	—	56,685	56,685
Non-owner occupied	328	132	572	1,032	379,598	380,630
Total commercial real estate	328	132	1,901	2,361	549,458	551,819
Residential real estate:
Senior lien	2,106	548	7,790	10,444	712,592	723,036
Junior lien	556	—	772	1,328	96,456	97,784
Total residential real estate	2,662	548	8,562	11,772	809,048	820,820
Consumer	91	16	42	149	24,468	24,617
Total originated and acquired loans	$4,610	$895	$24,456	$29,961	$3,991,468	$4,021,429

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and therefore are not included in the tables above. Non-accrual loans include non-accrual loans and troubled debt restructurings on non-accrual status. Non-accrual originated and acquired loans totaled $33.7 million at June 30, 2019, increasing $9.2 million, or 37.8% from December 31, 2018 primarily due to one previously acquired commercial loan placed on non-accrual during the second quarter of 2019.

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

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$2,080,469	$23,621	$16,648	$3,624	$2,124,362
Owner occupied commercial real estate	419,981	21,648	12,779	160	454,568
Food and agriculture	223,810	15,971	1,131	33	240,945
Energy	42,383	—	859	—	43,242
Total commercial	2,766,643	61,240	31,417	3,817	2,863,117
Commercial real estate non-owner occupied:
Construction	90,955	—	1,208	—	92,163
Acquisition/development	17,201	725	50	—	17,976
Multifamily	41,660	—	506	—	42,166
Non-owner occupied	415,655	15,231	1,035	37	431,958
Total commercial real estate	565,471	15,956	2,799	37	584,263
Residential real estate:
Senior lien	689,558	3,420	8,698	—	701,676
Junior lien	96,327	418	1,145	—	97,890
Total residential real estate	785,885	3,838	9,843	—	799,566
Consumer	22,660	—	65	—	22,725
Total originated and acquired loans	$4,140,659	$81,034	$44,124	$3,854	$4,269,671
Loans accounted for under ASC 310-30:
Commercial	$15,588	$525	$2,134	$—	$18,247
Commercial real estate non-owner occupied	34,664	229	692	—	35,585
Residential real estate	5,036	383	1,341	—	6,760
Consumer	—	—	—	—	—
Total loans accounted for under ASC 310-30	$55,288	$1,137	$4,167	$—	$60,592
Total loans	$4,195,947	$82,171	$48,291	$3,854	$4,330,263

	December 31, 2018
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,890,710	$16,531	$22,919	$987	$1,931,147
Owner occupied commercial real estate	393,404	16,349	11,828	85	421,666
Food and agriculture	220,004	1,260	847	45	222,156
Energy	48,462	—	742	—	49,204
Total commercial	2,552,580	34,140	36,336	1,117	2,624,173
Commercial real estate non-owner occupied:
Construction	92,731	915	1,208	—	94,854
Acquisition/development	19,529	—	121	—	19,650
Multifamily	56,685	—	—	—	56,685
Non-owner occupied	355,776	23,243	1,611	—	380,630
Total commercial real estate	524,721	24,158	2,940	—	551,819
Residential real estate:
Senior lien	710,972	3,571	8,493	—	723,036
Junior lien	96,456	415	913	—	97,784
Total residential real estate	807,428	3,986	9,406	—	820,820
Consumer	24,575	—	42	—	24,617
Total originated and acquired loans	$3,909,304	$62,284	$48,724	$1,117	$4,021,429
Loans accounted for under ASC 310-30:
Commercial	$17,579	$537	$2,282	$—	$20,398
Commercial real estate non-owner occupied	39,322	246	825	—	40,393
Residential real estate	7,484	908	1,603	—	9,995
Consumer	—	—	93	—	93
Total loans accounted for under ASC 310-30	$64,385	$1,691	$4,803	$—	$70,879
Total loans	$3,973,689	$63,975	$53,527	$1,117	$4,092,308

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of originated and acquired loans on non-accrual status, loans in bankruptcy and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans.

At June 30, 2019 and December 31, 2018, the Company’s recorded investment in impaired loans was $40.4 million and $31.1 million, respectively, of which $2.6 million and $4.1 million, respectively, were accruing TDRs. Impaired loans increased primarily due to one previously acquired commercial loan placed on non-accrual during the second quarter of 2019. Impaired loans had a collective related allowance for loan losses allocated to them of $3.9 million and $1.2 million at June 30, 2019 and December 31, 2018, respectively.

Additional information regarding impaired loans at June 30, 2019 and December 31, 2018 is set forth in the table below:

	June 30, 2019			December 31, 2018
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,156	$2,721	$—	$4,374	$3,029	$—
Owner occupied commercial real estate	7,338	6,701	—	7,130	6,609	—
Food and agriculture	1,476	1,220	—	1,468	1,260	—
Energy	5,483	859	—	5,366	742	—
Total commercial	18,453	11,501	—	18,338	11,640	—
Commercial real estate non-owner occupied:
Construction	1,435	1,208	—	1,435	1,208	—
Acquisition/development	38	9	—	378	121	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	91	28	—	641	547	—
Total commercial real estate	1,564	1,245	—	2,454	1,876	—
Residential real estate:
Senior lien	4,105	3,854	—	4,229	3,814	—
Junior lien	361	331	—	409	341	—
Total residential real estate	4,466	4,185	—	4,638	4,155	—
Consumer	70	65	—	46	42	—
Total impaired loans with no related allowance recorded	$24,553	$16,996	$—	$25,476	$17,713	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$16,758	$14,107	$3,635	$7,252	$4,627	$996
Owner occupied commercial real estate	1,599	1,388	165	1,362	1,169	90
Food and agriculture	835	821	36	883	845	46
Energy	—	—	—	—	—	—
Total commercial	19,192	16,316	3,836	9,497	6,641	1,132
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	600	541	39	313	254	2
Total commercial real estate	600	541	39	313	254	2
Residential real estate:
Senior lien	6,158	5,259	26	6,032	5,178	27
Junior lien	1,419	1,286	8	1,408	1,293	8
Total residential real estate	7,577	6,545	34	7,440	6,471	35
Consumer	—	—	—	—	—	—
Total impaired loans with a related allowance recorded	$27,369	$23,402	$3,909	$17,250	$13,366	$1,169
Total impaired loans	$51,922	$40,398	$3,909	$42,726	$31,079	$1,169

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the three months ended
	June 30, 2019		June 30, 2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,755	$44	$5,321	$90
Owner occupied commercial real estate	6,719	5	6,723	17
Food and agriculture	1,221	—	1,259	—
Energy	831	—	1,843	17
Total commercial	11,526	49	15,147	124
Commercial real estate non-owner occupied:
Construction	1,208	—	1,081	—
Acquisition/development	9	—	827	—
Multifamily	—	—	—	—
Non-owner occupied	29	—	574	—
Total commercial real estate	1,246	—	2,481	—
Residential real estate:
Senior lien	3,869	—	2,818	—
Junior lien	334	—	354	—
Total residential real estate	4,203	—	3,172	—
Consumer	11	—	14	—
Total impaired loans with no related allowance recorded	$16,986	$49	$20,815	$124
With a related allowance recorded:
Commercial:
Commercial and industrial	$14,161	$—	$4,607	$—
Owner occupied commercial real estate	1,397	6	1,233	4
Food and agriculture	844	3	2,142	1
Energy	—	—	—	—
Total commercial	16,402	9	7,982	5
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	9	—
Non-owner occupied	548	4	297	5
Total commercial real estate	548	4	306	5
Residential real estate:
Senior lien	5,298	16	5,744	13
Junior lien	1,297	10	1,187	11
Total residential real estate	6,595	26	6,931	23
Consumer	56	—	31	—
Total impaired loans with a related allowance recorded	$23,601	$39	$15,250	$33
Total impaired loans	$40,587	$88	$36,065	$158

	For the six months ended
	June 30, 2019		June 30, 2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,805	$88	$5,565	$173
Owner occupied commercial real estate	6,761	14	6,793	35
Food and agriculture	1,412	—	1,259	6
Energy	804	—	2,098	37
Total Commercial	11,782	102	15,715	251
Commercial real estate non-owner occupied:
Construction	1,208	—	1,081	—
Acquisition/development	10	—	856	—
Multifamily	—	—	—	—
Non-owner occupied	30	—	591	—
Total commercial real estate	1,248	—	2,528	—
Residential real estate:
Senior lien	3,892	—	2,846	—
Junior lien	339	1	358	—
Total residential real estate	4,231	1	3,204	—
Consumer	11	—	14	—
Total impaired loans with no related allowance recorded	$17,272	$103	$21,461	$251
With a related allowance recorded:
Commercial:
Commercial and industrial	$14,319	$—	$4,639	$—
Owner occupied commercial real estate	1,411	12	1,249	9
Food and agriculture	845	4	2,084	2
Energy	—	—	—	—
Total Commercial	16,575	16	7,972	11
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	19	—
Non-owner occupied	557	9	308	9
Total commercial real estate	557	9	327	9
Residential real estate:
Senior lien	5,375	29	5,821	26
Junior lien	1,311	21	1,202	20
Total residential real estate	6,686	50	7,023	46
Consumer	58	—	32	—
Total impaired loans with a related allowance recorded	$23,876	$75	$15,354	$66
Total impaired loans	$41,148	$178	$36,815	$317

Interest income recognized on impaired loans noted in the tables above primarily represents interest earned on accruing TDRs. Interest income recognized on impaired loans during the three months ended June 30, 2019 and 2018 was $0.1 million and $0.2 million, respectively. Interest income recognized on impaired loans during the six months ended June 30, 2019 and 2018 was $0.2 million and $0.3 million, respectively.

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

During the six months ended June 30, 2019, the Company restructured ten loans with a recorded investment of $4.0 million at June 30, 2019 to facilitate repayment. All of the loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The tables below provide additional information related to accruing TDRs at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$1,181	$1,192	$1,301	$151
Commercial real estate non-owner occupied	177	191	222	—
Residential real estate	1,276	1,299	1,315	12
Consumer	—	—	—	—
Total	$2,634	$2,682	$2,838	$163

	December 31, 2018
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$2,730	$2,827	$3,155	$—
Commercial real estate non-owner occupied	229	260	280	—
Residential real estate	1,114	1,163	1,121	12
Consumer	—	—	—	—
Total	$4,073	$4,250	$4,556	$12

The following table summarizes the Company’s carrying value of non-accrual TDRs as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Commercial	$4,682	$1,854
Commercial real estate non-owner occupied	—	—
Residential real estate	1,748	1,584
Consumer	—	—
Total non-accruing TDRs	$6,430	$3,438

At June 30, 2019 and December 31, 2018, the Company had $2.6 million and $4.1 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment. Non-accruing TDRs totaled $6.4 million as of June 30, 2019 and increased $3.0 million from December 31, 2018.

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had two TDRs totaling $0.2 million that were modified within the past twelve months and had defaulted on their restructured terms during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company had one TDR totaling $0.2 million that was modified within the past twelve months and had defaulted on its restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDRs.

Loans accounted for under ASC 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The remeasurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the six months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Accretable yield beginning balance	$35,901	$46,568
Reclassification from non-accretable difference	2,869	8,053
Reclassification to non-accretable difference	(731)	(1,695)
Accretion	(6,981)	(10,224)
Accretable yield ending balance	$31,058	$42,702

Below is the composition of the net book value for loans accounted for under ASC 310-30 at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Contractual cash flows	$403,727	$420,994
Non-accretable difference	(312,077)	(314,214)
Accretable yield	(31,058)	(35,901)
Loans accounted for under ASC 310-30	$60,592	$70,879

Note 5 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses and recorded investment in loans as of and for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$28,075	$4,914	$3,718	$348	$37,055
Originated and acquired beginning balance	27,894	4,914	3,684	348	36,840
Charge-offs	(70)	—	(24)	(200)	(294)
Recoveries	3	—	16	63	82
Provision	2,815	153	165	130	3,263
Originated and acquired ending balance	30,642	5,067	3,841	341	39,891
ASC 310-30 beginning balance	181	—	34	—	215
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Recoupment	—	—	(24)	—	(24)
ASC 310-30 ending balance	181	—	10	—	191
Ending balance	$30,823	$5,067	$3,851	$341	$40,082

	Three months ended June 30, 2018
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$21,578	$4,890	$3,928	$290	$30,686
Originated and acquired beginning balance	21,485	4,871	3,928	290	30,574
Charge-offs	—	(11)	(90)	(234)	(335)
Recoveries	13	—	4	50	67
Provision	1,902	(318)	(61)	200	1,723
Originated and acquired ending balance	23,400	4,542	3,781	306	32,029
ASC 310-30 beginning balance	93	19	—	—	112
Charge-offs	(61)	—	—	—	(61)
Recoveries	—	—	—	—	—
Provision	150	—	—	—	150
ASC 310-30 ending balance	182	19	—	—	201
Ending balance	$23,582	$4,561	$3,781	$306	$32,230

	Six months ended June 30, 2019
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$27,137	$4,406	$3,800	$349	$35,692
Originated and acquired beginning balance	26,946	4,406	3,760	349	35,461
Charge-offs	(82)	—	(47)	(433)	(562)
Recoveries	30	11	29	109	179
Provision	3,748	650	99	316	4,813
Originated and acquired ending balance	30,642	5,067	3,841	341	39,891
ASC 310-30 beginning balance	191	—	40	—	231
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Recoupment	(10)	—	(30)	—	(40)
ASC 310-30 ending balance	181	—	10	—	191
Ending balance	$30,823	$5,067	$3,851	$341	$40,082
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$3,836	$39	$34	$—	$3,909
Originated and acquired loans collectively evaluated for impairment	26,806	5,028	3,807	341	35,982
ASC 310-30 loans	181	—	10	—	191
Total ending allowance balance	$30,823	$5,067	$3,851	$341	$40,082
Loans:
Originated and acquired loans individually evaluated for impairment	$27,818	$1,786	$10,729	$1,600	$41,933
Originated and acquired loans collectively evaluated for impairment	2,835,299	582,477	788,837	21,125	4,227,738
ASC 310-30 loans	18,247	35,585	6,760	—	60,592
Total loans	$2,881,364	$619,848	$806,326	$22,725	$4,330,263

	Six months ended June 30, 2018
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$21,385	$5,609	$3,965	$305	$31,264
Originated and acquired beginning balance	21,340	5,583	3,965	305	31,193
Charge-offs	(437)	(11)	(90)	(513)	(1,051)
Recoveries	55	—	6	103	164
Provision	2,442	(1,030)	(100)	411	1,723
Originated and acquired ending balance	23,400	4,542	3,781	306	32,029
ASC 310-30 beginning balance	45	26	—	—	71
Charge-offs	(61)	—	—	—	(61)
Recoveries	—	—	—	—	—
Provision (recoupment)	198	(7)	—	—	191
ASC 310-30 ending balance	182	19	—	—	201
Ending balance	$23,582	$4,561	$3,781	$306	$32,230
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$1,204	$2	$32	$1	$1,239
Originated and acquired loans collectively evaluated for impairment	22,196	4,540	3,749	305	30,790
ASC 310-30 loans	182	19	—	—	201
Total ending allowance balance	$23,582	$4,561	$3,781	$306	$32,230
Loans:
Originated and acquired loans individually evaluated for impairment	$22,038	$2,767	$9,974	$43	$34,822
Originated and acquired loans collectively evaluated for impairment	2,273,002	591,974	816,696	26,107	3,707,779
ASC 310-30 loans	23,078	48,411	11,365	100	82,954
Total loans	$2,318,118	$643,152	$838,035	$26,250	$3,825,555

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

Net charge-offs on originated and acquired loans during the three and six months ended June 30, 2019 were $0.2 million and $0.4 million, respectively. Management's evaluation of credit quality resulted in provision for originated and acquired loan losses of $3.3 million and $4.8 million during the three and six months ended June 30, 2019, respectively. Included in provision was a $2.4 million specific reserve for one previously acquired commercial loan placed on non-accrual during the second quarter of 2019. Provision for originated and acquired loans for the three and six months ended June 30, 2018 was $1.7 million and $1.7 million, respectively.

During the six months ended June 30, 2019, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The remeasurement during the three and six months ended June 30, 2019 resulted in recoupment of $24 thousand and $40 thousand, respectively. The remeasurement during the three and six months ended June 30, 2018 resulted in net provision of $150 thousand and $191 thousand, respectively.

Note 6 Leases

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019. As a result of the adoption, the Company recorded lease right-of-use (“ROU”) assets and lease liabilities of $30.5 million with a cumulative effect adjustment to beginning retained earnings of $0.3 million. As of June 30, 2019, right-of-use lease assets and related lease liabilities totaled $28.0 million and $28.1 million, respectively, and were included within other assets and other liabilities, respectively, on the consolidated statements of financial condition.

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

The Company has operating leases for banking centers, corporate offices and ATMs, with remaining lease terms ranging from one year to 9 years. The Company only included reasonably certain renewal options in the lease terms. The weighted-average remaining lease term for our operating leases was 5.0 years at June 30, 2019. As of June 30, 2019, the weighted-average discount rate was 3.43%, utilizing the Company’s incremental FHLB borrowing rate for borrowings of a similar term at the date of lease commencement.

Rent expense totaled $1.4 million and $2.8 million for the three and six months ended June 30, 2019, respectively, and was recorded within occupancy and equipment on the consolidated statements of operations. Lease payments do not include non-lease components such as real estate taxes, insurance, and common area maintenance.

Below is a summary of undiscounted future minimum lease payments as of June 30, 2019 per ASC Topic 842, Leases:

Amount
For the six months ending December 31, 2019	$2,838
For the year ending December 31, 2020	5,172
For the year ending December 31, 2021	4,843
For the year ending December 31, 2022	4,324
For the year ending December 31, 2023	3,921
Thereafter	16,570
Total lease payments	37,668
Less: Imputed interest	9,608
Present value of operating lease liabilities	$28,060

Below is a summary of undiscounted future minimum lease payments as of December 31, 2018 per ASC Topic 840, Leases:

Years ending December 31,	Amount
2019	$3,092
2020	2,981
2021	3,091
2022	3,052
2023	2,047
Thereafter	10,163
Total	$24,426

Note 7 Other Real Estate Owned

A summary of the activity in the OREO balances during the six months ended June 30, 2019 and 2018 is as follows:

	For the six months ended June 30,
	2019	2018
Beginning balance	$10,596	$10,491
Acquired through acquisition	—	1,253
Transfers from loan portfolio, at fair value	288	24,382
Impairments	(684)	(64)
Sales	(3,146)	(593)
Ending balance	$7,054	$35,469

OREO totaled $7.1 million at June 30, 2019 and decreased $3.5 million from December 31, 2018. During the three and six months ended June 30, 2019, the Company sold $2.3 million and $3.1 million of OREO, respectively. OREO net gains of $0.7 million and net losses of $0.1 million were included in the consolidated statement of operations for the six months ended June 30, 2019 and 2018, respectively.

Note 8 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with all of our acquisitions, the Company recorded goodwill of $115.0 million and core deposit intangible assets of $48.8 million. The goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or six months ended June 30, 2019 or the year ended December 31, 2018.

The gross carrying amount of the core deposit intangibles and the associated accumulated amortization at June 30, 2019 and December 31, 2018, are presented as follows:

	June 30, 2019			December 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$39,511	$9,323	$48,834	$38,920	$9,914

The Company is amortizing the core deposit intangibles from acquisitions on a straight line basis over 7-10 years from the date of the respective acquisitions, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $0.3 million and $0.6 million during the three and six months ended June 30, 2019, respectively, and $0.7 million and $1.4 million during the three and six months ended June 30, 2018, respectively.

The following table shows the estimated future amortization expense for the core deposit intangibles as of June 30, 2019:

Amount
For the six months ending December 31, 2019	$592
For the year ending December 31, 2020	1,183
For the year ending December 31, 2021	1,183
For the year ending December 31, 2022	1,127
For the year ending December 31, 2023	1,048

Mortgage servicing rights

Mortgage servicing rights represent rights to service loans originated by the Company and sold to government sponsored enterprises including FHLMC, FNMA, GNMA and FHLB. Mortgage loans serviced for others were $357.0 million and $419.8 million at June 30, 2019 and 2018, respectively.

Below are the changes in the mortgage servicing rights for the periods presented:

	For the six months ended June 30,
	2019	2018
Beginning balance	$3,556	$—
Acquired through acquisition	—	4,301
Originations	18	—
Impairment	(277)	—
Amortization	(353)	(386)
Ending balance	$2,944	$3,915
Fair value of mortgage servicing rights	$2,945	$4,473

The fair value of mortgage servicing rights was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.5% and the constant prepayment speed ranged from 15.9% to 23.2% for the June 30, 2019 valuation. Included in mortgage banking income in the consolidated statements of operations were service fees of $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively.

Mortgage servicing rights are evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by type (FHLMC, FNMA, GNMA and FHLB) and interest rate. The Company is amortizing the mortgage servicing rights in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company recognized mortgage servicing rights amortization expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively.

The following table shows the estimated future amortization expense for the mortgage servicing rights as of June 30, 2019:

Amount
For the six months ending December 31, 2019	$300
For the year ending December 31, 2020	539
For the year ending December 31, 2021	429
For the year ending December 31, 2022	342
For the year ending December 31, 2023	272

Note 9 Borrowings

The Company enters into repurchase agreements to facilitate the needs of its clients. As of June 30, 2019 and December 31, 2018, the Company sold securities under agreements to repurchase totaling $60.4 million and $66.0 million, respectively, and none were for periods longer than one day. The Company pledged mortgage-backed securities with a fair value of approximately $70.0 million and $73.9 million as of June 30, 2019 and December 31, 2018, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of June 30, 2019 and December 31, 2018, the Company had $7.7 million and $5.9 million of excess collateral pledged for repurchase agreements, respectively.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.2 billion at June 30, 2019. At June 30, 2019 and December 31, 2018 the Bank had $257.4 million and $234.3 million in line of credit advances from the FHLB, respectively, that mature within a day. At June 30, 2019, the Company had one term advance remaining totaling $15.0 million, which had a fixed interest rate of 2.33% and a maturity date of October 2020. At December 31, 2018, the Company had $67.3 million in term advances from the FHLB with fixed interest rates between 1.55% - 2.33% and maturity dates of 2019 - 2020. The Bank had investment securities and loans pledged as collateral for FHLB advances. Investment securities pledged were $16.0 million at June 30, 2019 and $16.0 million at December 31, 2018. Loans pledged were $1.6 billion at June 30, 2019 and $1.6 billion at December 31, 2018. Interest expense related to FHLB advances totaled $1.9 million and $3.4 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively.

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

Under the Basel III requirements, at June 30, 2019 and December 31, 2018, the Company and the Bank met all capital requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	June 30, 2019
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.6%	$607,352	N/A	N/A	4.0%	$229,151
NBH Bank	8.8%	502,988	5.0%	$286,051	4.0%	228,841
Common equity tier 1 risk-based capital:
Consolidated	12.9%	$607,352	N/A	N/A	7.0%	$401,014
NBH Bank	10.7%	502,988	6.5%	$371,866	7.0%	400,471
Tier 1 risk-based capital ratio:
Consolidated	12.9%	$607,352	N/A	N/A	8.5%	$401,082
NBH Bank	10.7%	502,988	8.0%	$376,917	8.5%	400,474
Total risk-based capital ratio:
Consolidated	13.8%	$650,389	N/A	N/A	10.5%	$495,455
NBH Bank	11.6%	546,025	10.0%	$471,146	10.5%	494,703

	December 31, 2018
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.5%	$580,504	N/A	N/A	4.0%	$220,988
NBH Bank	9.0%	498,283	5.0%	$275,703	4.0%	220,563
Common equity tier 1 risk-based capital:
Consolidated	12.9%	$580,504	N/A	N/A	7.0%	$386,728
NBH Bank	11.1%	498,283	6.5%	$358,414	7.0%	385,984
Tier 1 risk-based capital ratio:
Consolidated	12.9%	$580,504	N/A	N/A	8.5%	$382,306
NBH Bank	11.1%	498,283	8.0%	$358,938	8.5%	381,372
Total risk-based capital ratio:
Consolidated	13.8%	$620,275	N/A	N/A	10.5%	$472,261
NBH Bank	12.0%	538,054	10.0%	$448,672	10.5%	471,106
(1)	As of the fully phased-in date of January 1, 2019, including the capital conservation buffer.

Note 11 Revenue from Contracts with Clients

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Substantially all of the Company’s revenue is generated from contracts with clients. Topic 606 is applicable to non-interest revenue streams such as deposit related fees, interchange fees and merchant income. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, and derivatives are also not in scope of the new guidance. Non-interest revenue streams in-scope of Topic 606 are discussed below.

Service Charges and other fees

Service charge fees are primarily comprised of monthly service fees, check orders and other deposit account related fees. Other fees include revenue from processing wire transfers, bill pay service, cashier’s checks and other services. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to clients’ accounts.

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

(Gain) loss on OREO Sales, net

(Gain) loss on OREO Sales, net is recognized when the Company meets its performance obligation to transfer title to the buyer. The gain or loss is measured as the excess of the proceeds received compared to the OREO carrying value. Sales proceeds are received in cash at the time of transfer.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three and six months ended June 30, 2019 and 2018.

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Non-interest income
In-scope of Topic 606:
Service Charges and other fees	$4,868	$5,008	$9,710	$10,183
Bank card fees	3,766	3,672	7,194	7,034
Non-interest income (in-scope of Topic 606)	8,634	8,680	16,904	17,217
Non-interest income (out-of-scope of Topic 606)	12,026	10,882	20,807	20,181
Total non-interest income	$20,660	$19,562	$37,711	$37,398
Non-interest expense
In-scope of Topic 606:
(Gain) loss on OREO sales, net	(318)	(14)	(686)	64
Total revenue in-scope of Topic 606	$8,316	$8,666	$16,218	$17,281

Contract Balances

A contract asset balance occurs when an entity performs a service for a client before the client pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a client for which the entity has already received payment (or payment is due) from the client. The Company’s non-interest revenue streams are largely based on transactional activity or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any contract balances.

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

Stock options

The Company issues stock options, which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire.

The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest or have vested on a graded basis over 1-3 years of continuous service and have 10-year contractual terms.

The following table summarizes stock option activity for the six months ended June 30, 2019:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2018	1,264,876	$22.33	3.92	$11,387
Granted	146,609	34.19
Exercised	(685,198)	20.11
Forfeited	(42,903)	30.94
Outstanding at June 30, 2019	683,384	$26.56	6.76	$6,671
Options exercisable at June 30, 2019	423,632	22.15	5.27	5,997
Options vested and expected to vest	645,766	26.13	6.61	6,578

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.2 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.4 years.

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1 - 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

The Company grants performance stock units which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit for awards granted during the six months ended June 30, 2019 of the EPS target portion and the TSR target portion was $34.08 and $27.01, respectively.

The following table summarizes restricted stock and performance stock unit activity during the six months ended June 30, 2019:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2018	146,494	$28.19	192,049	$26.40
Granted	84,008	35.05	60,781	30.85
Net adjustment due to performance	—	—	22,246	17.36
Vested	(73,879)	23.46	(95,308)	18.02
Forfeited	(18,108)	31.88	(19,401)	31.54
Unvested at June 30, 2019	138,515	$34.39	160,367	$31.19

As of June 30, 2019, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $3.4 million and $3.3 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.2 years and 2.1 years, respectively. Expense related to non-vested restricted stock awards totaled $0.8 million and $0.6 million during the three months ended June 30, 2019 and 2018, respectively, and $0.9 million and $1.0 million during the six months ended June 30, 2019 and 2018, respectively. Expense related to non-vested performance stock units totaled $0.5 million and $0.4 million during the three months ended June 30, 2019 and 2018, respectively, and $0.7 million and $0.7 million during the six months ended June 30, 2019 and 2018, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

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

Under the ESPP, employees purchased 6,201 shares and 5,960 shares during the six months ended June 30, 2019 and 2018, respectively.

Note 13 Common Stock

The Company had 31,139,044 and 30,769,063 shares of Class A common stock outstanding at June 30, 2019 and December 31, 2018, respectively. Additionally, the Company had 138,515 and 146,494 shares outstanding at June 30, 2019 and December 31, 2018, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On August 5, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. The remaining authorization under this program as of June 30, 2019 was $12.6 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 31,139,044 and 30,726,789 shares of Class A common stock outstanding as of June 30, 2019 and 2018, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and six months ended June 30, 2019 and 2018.

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$20,282	$17,512	$39,204	$25,977
Less: income allocated to participating securities	(26)	(18)	(44)	(31)
Income allocated to common shareholders	$20,256	$17,494	$39,160	$25,946
Weighted average shares outstanding for basic earnings per common share	31,155,264	30,735,427	31,058,761	30,615,226
Dilutive effect of equity awards	449,394	651,748	499,854	660,133
Weighted average shares outstanding for diluted earnings per common share	31,604,658	31,387,175	31,558,615	31,275,359
Basic earnings per share	$0.65	$0.57	$1.26	$0.85
Diluted earnings per share	$0.64	$0.56	$1.24	$0.83

The Company had 683,384 and 1,291,991 outstanding stock options to purchase common stock at weighted average exercise prices of $26.56 and $22.20 per share at June 30, 2019 and 2018, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 298,882 and 348,406 unvested restricted shares and units issued as of June 30, 2019 and 2018, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2019 and December 31, 2018.

Information about the valuation methods used to measure fair value is provided in note 17.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	location	2019	2018	Location	2019	2018
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,565	$17,436	Other liabilities	$12,833	$228
Total derivatives designated as hedging instruments		$1,565	$17,436		$12,833	$228

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$8,531	$3,191	Other liabilities	$9,242	$3,349
Interest rate lock commitments	Other assets	1,758	871	Other liabilities	208	72
Forward contracts	Other assets	10	—	Other liabilities	782	472
Total derivatives not designated as hedging instruments		$10,299	$4,062		$10,232	$3,893

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2019, the Company had interest rate swaps with a notional amount of $432.0 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2018, the Company had interest rate swaps with a notional amount of $473.4 million, that were designated as fair value hedges. These interest rate swaps were associated with $434.2 million and $522.7 million of the Company’s fixed-rate loans as of June 30, 2019 and December 31, 2018, respectively, before a $11.9 million and $13.2 million fair value loss hedge adjustment in the carrying amount as of June 30, 2019 and December 31, 2018, respectively. The Company’s fixed rate loans are included in loans receivable on the statements of financial condition.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2019, the Company had matched interest rate swap transactions with an aggregate notional amount of $459.4 million related to this program. As of December 31, 2018, the Company had matched interest rate swap transactions with an aggregate notional amount of $206.8 million related to this program.

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

The Company had interest rate lock commitments with a notional value of $140.1 million and forward contracts with a notional value of $169.2 million at June 30, 2019. At December 31, 2018, the Company had interest rate lock commitments with a notional value of $50.1 million and forward contracts with a notional value of $77.6 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018:

	Location of gain (loss)	Amount of gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
hedging relationships	derivatives	2019	2018	2019	2018
Interest rate products	Interest and fees on loans	$(7,514)	$5,288	$(17,600)	$17,340
Total		$(7,514)	$5,288	$(17,600)	$17,340

	Location of gain (loss)	Amount of loss recognized in income on hedged items
	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
Hedged items	hedged items	2019	2018	2019	2018
Interest rate products	Interest and fees on loans	$4,780	$(5,347)	$14,917	$(17,264)
Total		$4,780	$(5,347)	$14,917	$(17,264)

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
as hedging instruments	derivatives	2019	2018	2019	2018
Interest rate products	Other non-interest expense	$(290)	$3	$(563)	$124
Interest rate lock commitments	Mortgage banking income	616	(517)	1,768	(141)
Forward contracts	Mortgage banking income	(1,502)	305	(2,302)	1,413
Total		$(1,176)	$(209)	$(1,097)	$1,396

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

As of June 30, 2019, the termination value of derivatives in a net liability position related to these agreements was $21.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of June 30, 2019, the Company had posted $24.1 million in eligible collateral. If the Company had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at the termination value.

Note 16 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At June 30, 2019 and December 31, 2018, the Company had loan commitments totaling $738.1 million and $773.5 million, respectively, and standby letters of credit that totaled $8.3 million and $10.6 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Commitments to fund loans	$206,031	$183,946
Unfunded commitments under lines of credit	532,107	589,573
Commercial and standby letters of credit	8,260	10,558
Total unfunded commitments	$746,398	$784,077

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company has established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. The Company recorded a repurchase reserve of $2.6 million and $4.0 million at June 30, 2019 and 2018, respectively, which is included in other liabilities on the consolidated statements of financial condition.

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

Note 17 Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For disclosure purposes, the Company groups its financial and non-financial assets and liabilities into three different levels based on the nature of the instrument and the availability and reliability of the information that is used to determine fair value. The three levels are defined as follows:

●	Level 1—Includes assets or liabilities in which the valuation methodologies are based on unadjusted quoted prices in active markets for identical assets or liabilities.
●	Level 2—Includes assets or liabilities in which the inputs to the valuation methodologies are based on similar assets or liabilities in inactive markets, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs other than quoted prices that are observable, such as interest rates, yield curves, volatilities, prepayment speeds and other inputs obtained from observable market input.
●	Level 3—Includes assets or liabilities in which the inputs to the valuation methodology are based on at least one significant assumption that is not observable in the marketplace. These valuations may rely on management’s judgment and may include internally-developed model-based valuation techniques.

Level 1 inputs are considered to be the most transparent and reliable and level 3 inputs are considered to be the least transparent and reliable. The Company assumes the use of the principal market to conduct a transaction of each particular asset or liability being measured and then considers the assumptions that market participants would use when pricing the asset or liability. Whenever possible, the Company first looks for quoted prices for identical assets or liabilities in active markets (level 1 inputs) to value each asset or liability. However, when inputs from identical assets or liabilities on active markets are not available, the Company utilizes market observable data for similar assets and liabilities. The Company maximizes the use of observable inputs and limits the use of unobservable inputs to occasions when observable inputs are not available. The need to use unobservable inputs generally results from the lack of market liquidity of the actual financial instrument or of the underlying collateral. While third party price indications may be available in those cases, limited trading activity can challenge the observability of those inputs.

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the six months ended June 30, 2019 and 2018, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At June 30, 2019 and December 31, 2018, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$123,769	$—	$123,769
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	585,358	—	585,358
Municipal securities	—	441	—	441
Loans held for sale	—	105,866	—	105,866
Interest rate swap derivatives	—	10,096	—	10,096
Mortgage banking derivatives	—	—	1,768	1,768
Total assets at fair value	$—	$825,530	$1,768	$827,298
Liabilities:
Interest rate swap derivatives	$—	$22,075	$—	$22,075
Mortgage banking derivatives	—	—	990	990
Total liabilities at fair value	$—	$22,075	$990	$23,065

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$146,642	$—	$146,642
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	643,381	—	643,381
Municipal securities	—	441	—	441
Loans held for sale	—	48,120	—	48,120
Interest rate swap derivatives	—	20,627	—	20,627
Mortgage banking derivatives	—	—	871	871
Total assets at fair value	$—	$859,211	$871	$860,082
Liabilities:
Interest rate swap derivatives	$—	$3,577	$—	$3,577
Mortgage banking derivatives	—	—	544	544
Total liabilities at fair value	$—	$3,577	$544	$4,121

The table below details the changes in level 3 financial instruments during the six months ended June 30, 2019:

Mortgage banking
derivatives, net
Balance at December 31, 2018	$327
Gain included in earnings, net	451
Balance at June 30, 2019	$778

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Impaired loans—The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 0% - 25%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At June 30, 2019, the Company recorded a specific reserve of $3.9 million related to nine originated and acquired loans with a carrying balance of $14.5 million. At June 30, 2018, the Company recorded a specific reserve of $1.2 million related to six originated and acquired loans with a carrying balance of $6.3 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $684 thousand and $64 thousand of OREO impairments in its consolidated statements of operations during the six months ended June 30, 2019 and 2018, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage Servicing Rights—Mortgage servicing rights represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.5% at June 30, 2019 and prepayment speed assumption ranges of 15.9% to 23.2% at June 30, 2019 as inputs. Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. The Company recognized $277 thousand of mortgage servicing rights impairment during the six months ended June 30, 2019, which is included in mortgage banking income on the consolidated statements of operations. No impairment of mortgage servicing rights was recorded for the six months ended June 30, 2018. The inputs used to determine the fair values of mortgage servicing rights are considered level 3 inputs in the fair value hierarchy.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the six months ended June 30, 2019 and 2018:

	June 30, 2019
	Total	Losses from fair value changes
Impaired loans	$40,398	$508
Other real estate owned	7,054	684
Mortgage servicing rights	2,944	277
Total	$50,396	$1,469

	June 30, 2018
	Total	Losses from fair value changes
Impaired loans	$34,822	$1,089
Other real estate owned	35,469	64
Mortgage servicing rights	3,915	—
Total	$74,205	$1,153

The Company did not record any liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2019.

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

The fair value of financial instruments at June 30, 2019 and December 31, 2018, including methods and assumptions utilized for determining fair value of financial instruments are set forth below:

	Level in fair value	June 30, 2019		December 31, 2018
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$91,159	$91,159	$109,556	$109,556
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	123,769	123,769	146,642	146,642
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	585,358	585,358	643,381	643,381
Municipal securities	Level 2	441	441	441	441
Municipal securities	Level 3	169	169	169	169
Other available-for-sale securities	Level 3	469	469	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	136,964	137,541	157,115	154,412
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	69,397	68,861	78,283	76,514
Non-marketable securities	Level 2	30,726	30,726	27,555	27,555
Loans receivable	Level 3	4,330,263	4,432,831	4,092,308	4,082,146
Loans held for sale	Level 2	105,866	105,866	48,120	48,120
Accrued interest receivable	Level 2	19,992	19,992	17,852	17,852
Interest rate swap derivatives	Level 2	10,096	10,096	20,627	20,627
Mortgage banking derivatives	Level 3	1,768	1,768	871	871
LIABILITIES
Deposit transaction accounts	Level 2	3,606,360	3,606,360	3,445,092	3,445,092
Time deposits	Level 2	1,081,637	1,080,162	1,080,529	1,068,233
Securities sold under agreements to repurchase	Level 2	60,430	60,430	66,047	66,047
Federal Home Loan Bank advances	Level 2	272,414	272,773	301,660	301,933
Accrued interest payable	Level 2	8,047	8,047	6,889	6,889
Interest rate swap derivatives	Level 2	22,075	22,075	3,577	3,577
Mortgage banking derivatives	Level 3	990	990	544	544

Note 19 Acquisition Activities

On January 1, 2018, the Company completed its acquisition of Peoples, Inc., the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. Immediately following the completion of the acquisition, Peoples National Bank and Peoples Bank merged into NBH Bank. Pursuant to the merger agreement executed in June 2017, the Company paid $36.2 million of cash consideration and 3,398,477 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Peoples. Included in the cash consideration is $10.0 million of restricted cash placed in escrow for certain potential liabilities the Company is indemnified for pursuant to the merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition at June 30, 2019. The transaction was valued at $146.4 million in the aggregate, based on the Company’s closing price of $32.43 on the acquisition date. Acquisition-related costs of $0.4 million and $8.0 million on a pre-tax basis were included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2018. The results of Peoples are included in the results of the Company subsequent to the acquisition date.

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

Note 20 Subsequent Event

On August 1, 2019, the Company closed on the sale of one previously acquired OREO property that resulted in a gain of $4.4 million. The OREO property had a net book value of zero on the consolidated statements of financial condition at June 30, 2019.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and six months ended June 30, 2019, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2018, 2017 and 2016. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our company. We believe in providing simple and fair-minded solutions while offering personal service to our clients. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We also believe that our established presence in core markets that are outperforming national averages positions us well for growth opportunities. As of June 30, 2019, we had $5.9 billion in assets, $4.3 billion in loans, $4.7 billion in deposits and $0.7 billion in equity.

Operating Highlights and Key Challenges

Increased profitability and returns

●

Net income was $39.2 million, or $1.24 per diluted share, for the six months ended June 30, 2019 compared to net income of $26.0 million, or $0.83 per diluted share, for the same period in the prior year. Net income during the six months ended June 30, 2018 included $6.3 million, after-tax, of expenses related to the acquisition of Peoples. Adjusting for these expenses, net income would have been $32.3 million, or $1.03 per diluted share.

●

The return on average tangible assets was 1.41% for the six months ended June 30, 2019 compared to 0.99% for the same period in the prior year. Adjusting for the non-recurring Peoples acquisition expenses, the return on average tangible assets was 1.22% for the six months ended June 30, 2018.

●

The return on average tangible common equity was 13.30% for the six months ended June 30, 2019 compared to 10.29% for the same period prior year. Adjusting for Peoples acquisition expenses, the return on average tangible common equity was 12.71% for the six months ended June 30, 2018.

Strategic execution

●	Announced expansion into Utah in January 2019, with a focus on serving commercial and business banking clients in Salt Lake City’s Wasatch Front.
●

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans, and all concentration levels remain well below our self-imposed limits.

●	Continued to build and deepen relationships with our clients, resulting in average transaction deposit growth of $51.5 million since December 31, 2018.

Loan portfolio

●	Total loans ended the quarter at $4.3 billion and increased $238.0 million, or 11.7% annualized, since December 31, 2018.
●

Grew originated and acquired loans outstanding to $4.3 billion, an increase of $248.2 million, or 12.4% annualized, since December 31, 2018, led by originated commercial loan growth of $238.9 million, or 18.4% annualized.

●	Loan originations over the trailing twelve months totaled $1.2 billion, led by commercial loan originations of $869.9 million.

Credit quality

●

Provision for loan losses totaled $4.8 million during the six months ended June 30, 2019, compared to $1.9 million during the six months ended June 30, 2018. The current provision was recorded to support originated loan growth and included a $2.4 million specific reserve for one previously acquired commercial loan placed on non-accrual during the second quarter of 2019.

●	Annualized net charge-offs to average total loans totaled 0.02% for the three and six months ended June 30, 2019.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual TDRs) were 0.78% of total loans at June 30, 2019, compared to 0.60% at December 31, 2018. Non-performing assets to total loans and OREO totaled 0.94% at June 30, 2019 compared to 0.85% at December 31, 2018.

Client deposit funded balance sheet

●	Average non-interest bearing demand deposits increased $68.6 million, or 6.5%, during the six months ended June 30, 2019, compared to the same period in the prior year.
●	Total deposits averaged $4.6 billion during the six months ended June 30, 2019, consistent with the same period in the prior year.
●	Time deposits averaged $1.1 billion during the six months ended June 30, 2019, decreasing $71.7 million, or 6.2%, from the same period prior year.
●	The mix of transaction deposits to total deposits improved to 76.9% at June 30, 2019 from 76.2% at December 31, 2018, due to our continued focus on developing long-term banking relationships.
●

Cost of deposits totaled 0.62% during the six months ended June 30, 2019, increasing 21 basis points from the same period in the prior year. Cost of funds totaled 0.94% during the six months ended June 30, 2019, increasing 38 basis points from the same period in the prior year.

Revenues

●	Fully taxable equivalent (FTE) net interest income totaled $106.2 million during the six months ended June 30, 2019 and increased $7.0 million, or 7.0%, compared to the same period in the prior year.
●	Average earning assets increased $182.7 million, or 3.6%, compared to the same period in the prior year, primarily driven by originated loan growth.
●

The FTE net interest margin widened 13 basis points to 4.03% for the six months ended June 30, 2019, when compared to the same period prior year, as the yield on earning assets increased 40 basis points, led by a 50 basis point increase in the originated portfolio yields due to higher loan yields and short-term rate increases, partially offset by an increase in the cost of funds of 38 basis points from 0.56% to 0.94%.

●

Non-interest income totaled $37.7 million during the six months ended June 30, 2019, increasing $0.3 million from the same period in the prior year primarily due to $0.5 million higher mortgage banking income, $0.4 million higher other non-interest income and $0.1 million higher combined service charges and bank card fees. These increases were partially offset by a $0.7 million decrease in OREO-related income during the six months ended June 30, 2019.

Expenses

●

Non-interest expense totaled $90.8 million during the six months ended June 30, 2019, representing a decrease of $11.2 million from same period in the prior year, primarily driven by $8.0 million of non-recurring acquisition costs during the first six months of 2018 and efficiencies gained from the integration of the Peoples acquisition.

●

Income tax expense totaled $6.5 million during the six months ended June 30, 2019, compared to $4.5 million during the same period in the prior year. Tax expense was lowered by $2.1 million and $1.2 million in tax benefit from stock compensation activity for the six months ended June 30, 2019 and 2018, respectively. Adjusting for the stock compensation activity, the June 30, 2019 and 2018 effective tax rate was 19.0% and 18.6%, respectively.

Strong capital management

●

Capital ratios are strong as our capital position remains in excess of federal bank regulatory thresholds. As of June 30, 2019, our consolidated tier 1 leverage ratio was 10.6% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 12.9%.

●	At June 30, 2019, common book value per share was $23.57, while tangible common book value per share was $19.83, or $20.36 after consideration of the excess accretable yield value of $0.53 per share.
●	From early 2013 through October 2016, we have repurchased 26.6 million shares, or 50.9% of the outstanding shares, at an attractive weighted average price of $20.03 per share.

Key Challenges

There are a number of significant challenges confronting us and our industry. We began banking operations in 2010 by acquiring distressed financial institutions, and sought to rebuild them and implement operational efficiencies across the enterprise as a whole. We face continual challenges implementing our business strategy, including growing the assets, particularly loans, and deposits of our business amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive environment.

General economic conditions remained stable in the first six months of 2019. Residential real estate values remain strong in our markets and nationally, with many markets, including Denver, hitting new post-crisis highs. Commercial real estate property fundamentals also remain strong, with stable occupancy and increasing lease rates, along with cyclically low capitalization rates leading to increasing valuations. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

The agriculture industry is in the fourth year of depressed commodity prices. Our food and agriculture portfolio is only 5.6% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.4% of total loans. We have maintained relationships with food and agriculture clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our originated and acquired loans outstanding portfolio at June 30, 2019 totaled $4.3 billion, representing an increase of $248.2 million, or 12.4% annualized, compared to December 31, 2018. Our 310-30 loans have produced higher yields than our originated and acquired loans, due to accretion of fair value adjustments. During the six months ended June 30, 2019, our weighted average rate on new loans funded at the time of origination was 5.3% (fully taxable equivalent), compared to the six months ended June 30, 2019 weighted average yield of our originated loan portfolio of 4.9% (fully taxable equivalent). Fully taxable equivalent net interest income reached an inflection point in the second quarter of 2017 and continued through the second quarter of 2019 as the yields and volumes of originated and acquired loans outpaced the decrease in higher yielding 310-30 loan balances. The inflection point was driven by both the strong new loan originations as well as short-term market rate increases. Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans.

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

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2019	2018	2018	2019	2018
Key Ratios(1)
Return on average assets	1.39%	1.22%	1.25%	1.37%	0.93%
Return on average tangible assets(2)	1.44%	1.26%	1.31%	1.41%	0.99%
Return on average tangible assets, adjusted(2)	1.44%	1.26%	1.33%	1.41%	1.22%
Return on average equity	11.17%	10.02%	10.75%	11.01%	8.08%
Return on average tangible common equity(2)	13.45%	12.29%	13.52%	13.30%	10.29%
Return on average tangible common equity, adjusted(2)	13.45%	12.29%	13.72%	13.30%	12.71%
Loan to deposit ratio (end of period)	92.37%	90.23%	82.60%	92.37%	82.60%
Non-interest bearing deposits to total deposits (end of period)	24.90%	23.64%	23.74%	24.90%	23.74%
Net interest margin(4)	3.91%	3.90%	3.86%	3.93%	3.81%
Net interest margin FTE(2)(4)(9)	4.00%	3.99%	3.95%	4.03%	3.90%
Interest rate spread FTE(5)(9)	3.72%	3.78%	3.80%	3.77%	3.75%
Yield on earning assets(3)	4.63%	4.45%	4.29%	4.61%	4.23%
Yield on earning assets FTE(2)(3)(9)	4.73%	4.54%	4.38%	4.71%	4.31%
Cost of interest bearing liabilities(3)	1.01%	0.76%	0.58%	0.94%	0.56%
Cost of deposits	0.66%	0.52%	0.42%	0.62%	0.41%
Non-interest income to total revenue FTE	27.76%	22.81%	27.93%	26.21%	27.38%
Non-interest expense to average assets	3.19%	3.03%	3.34%	3.17%	3.66%
Non-interest expense to average assets, adjusted	3.19%	3.03%	3.31%	3.17%	3.38%
Efficiency ratio(2)	63.10%	64.45%	66.88%	63.84%	74.94%
Efficiency ratio FTE(2)(9)	62.01%	63.30%	65.83%	62.73%	73.75%
Efficiency ratio FTE, adjusted for acquisition-related costs(2)(9)	62.01%	63.30%	65.31%	62.73%	67.93%

Total Loans Asset Quality Data(6)(7)(8)
Non-performing loans to total loans	0.78%	0.60%	0.67%	0.78%	0.67%
Non-performing assets to total loans and OREO	0.94%	0.85%	1.58%	0.94%	1.58%
Allowance for loan losses to total loans	0.93%	0.87%	0.84%	0.93%	0.84%
Allowance for loan losses to non-performing loans	118.93%	145.94%	125.73%	118.93%	125.73%
Net charge-offs to average loans(1)	0.02%	0.06%	0.03%	0.02%	0.05%

(1)	Quarter-to-date and year-to-date ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
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

(7)	Non-performing assets include non-performing loans and other real estate owned.
(8)	Total loans are net of unearned discounts and fees.
(9)

Presented on a fully taxable equivalent basis using the statutory rate of 21% for the three and six months ended June 30, 2019, December 31, 2018 and June 30, 2018. The taxable equivalent adjustments included above are $1,285, $1,195 and $1,099 for the three months ended June 30, 2019, December 31, 2018 and June 30, 2018, respectively. The taxable equivalent adjustments included above are $2,512 and $2,162 for the six months ended June 30, 2019 and June 30, 2018, respectively.

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “tangible common equity,”  “return on average tangible common equity,” “tangible common book value per share,” “tangible common book value, excluding accumulated other comprehensive loss, net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss, net of tax,” “tangible common equity to tangible assets,” “adjusted efficiency ratio,” “adjusted non-interest expense,” “adjusted non-interest expense to average assets,” “adjusted net income,” “adjusted earnings per share - diluted,” “adjusted return on average tangible assets,” “adjusted return on average tangible common equity,” and “fully taxable equivalent” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on a fully taxable equivalent basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	June 30,	December 31,	June 30,
	2019	2018	2018
Total shareholders’ equity	$733,917	$695,006	$660,185
Less: goodwill and core deposit intangible assets, net	(124,350)	(124,941)	(125,805)
Add: deferred tax liability related to goodwill	7,784	7,327	6,869
Tangible common equity (non-GAAP)	$617,351	$577,392	$541,249

Total assets	$5,858,002	$5,676,666	$5,647,256
Less: goodwill and core deposit intangible assets, net	(124,350)	(124,941)	(125,805)
Add: deferred tax liability related to goodwill	7,784	7,327	6,869
Tangible assets (non-GAAP)	$5,741,436	$5,559,052	$5,528,320

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	12.53%	12.24%	11.69%
Less: impact of goodwill and core deposit intangible assets, net	(1.78)%	(1.85)%	(1.90)%
Tangible common equity to tangible assets (non-GAAP)	10.75%	10.39%	9.79%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$617,351	$577,392	$541,249
Divided by: ending shares outstanding	31,139,044	30,769,063	30,726,789
Tangible common book value per share (non-GAAP)	$19.83	$18.77	$17.61

Tangible common book value per share, excluding accumulated other comprehensive loss (AOCI) calculations:
Tangible common equity (non-GAAP)	$617,351	$577,392	$541,249
Accumulated other comprehensive (income) loss, net of tax	(1,506)	11,275	17,406
Tangible common book value, excluding AOCI, net of tax (non-GAAP)	615,845	588,667	558,655
Divided by: ending shares outstanding	31,139,044	30,769,063	30,726,789
Tangible common book value per share, excluding AOCI, net of tax (non-GAAP)	$19.78	$19.13	$18.18

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2019	2018	2018	2019	2018
Net income	$20,282	$17,235	$17,512	$39,204	$25,977
Add: impact of core deposit intangible amortization expense, after tax	225	268	496	450	993
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$20,507	$17,503	$18,008	$39,654	$26,970

Average assets	$5,844,561	$5,620,451	$5,617,965	$5,778,159	$5,616,831
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(116,712)	(117,760)	(119,257)	(116,858)	(119,600)
Average tangible assets (non-GAAP)	$5,727,849	$5,502,691	$5,498,708	$5,661,301	$5,497,231

Average shareholders' equity	$728,091	$682,726	$653,630	$718,017	$647,984
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(116,712)	(117,760)	(119,257)	(116,858)	(119,600)
Average tangible common equity (non-GAAP)	$611,379	$564,966	$534,373	$601,159	$528,384

Return on average assets	1.39%	1.22%	1.25%	1.37%	0.93%
Return on average tangible assets (non-GAAP)	1.44%	1.26%	1.31%	1.41%	0.99%
Return on average equity	11.17%	10.02%	10.75%	11.01%	8.08%
Return on average tangible common equity (non-GAAP)	13.45%	12.29%	13.52%	13.30%	10.29%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2019	2018	2018	2019	2018
Interest income	$62,193	$57,780	$54,911	$121,613	$107,702
Add: impact of taxable equivalent adjustment	1,285	1,195	1,099	2,512	2,162
Interest income FTE (non-GAAP)	$63,478	$58,975	$56,010	$124,125	$109,864

Net interest income	$52,491	$50,632	$49,386	$103,657	$97,033
Add: impact of taxable equivalent adjustment	1,285	1,195	1,099	2,512	2,162
Net interest income FTE (non-GAAP)	$53,776	$51,827	$50,485	$106,169	$99,195

Average earning assets	$5,387,156	$5,152,934	$5,129,275	$5,317,596	$5,134,907
Yield on earning assets	4.63%	4.45%	4.29%	4.61%	4.23%
Yield on earning assets FTE (non-GAAP)	4.73%	4.54%	4.38%	4.71%	4.31%
Net interest margin	3.91%	3.90%	3.86%	3.93%	3.81%
Net interest margin FTE (non-GAAP)	4.00%	3.99%	3.95%	4.03%	3.90%

Efficiency Ratio

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2019	2018	2018	2019	2018
Net interest income	$52,491	$50,632	$49,386	$103,657	$97,033
Add: impact of taxable equivalent adjustment	1,285	1,195	1,099	2,512	2,162
Net interest income, FTE (non-GAAP)	$53,776	$51,827	$50,485	$106,169	$99,195

Non-interest income	$20,660	$15,317	$19,562	$37,711	$37,398

Non-interest expense	$46,451	$42,857	$46,763	$90,845	$102,045
Less: core deposit intangible asset amortization	(296)	(353)	(653)	(592)	(1,306)
Non-interest expense, adjusted for core deposit intangible asset amortization	$46,155	$42,504	$46,110	$90,253	$100,739

Non-interest expense, adjusted for core deposit intangible asset amortization	$46,155	$42,504	$46,110	$90,253	$100,739
Non-recurring Peoples acquisition-related expenses	—	—	(359)	—	(7,957)
Adjusted non-interest expense (non-GAAP)	$46,155	$42,504	$45,751	$90,253	$92,782

Efficiency ratio	63.10%	64.45%	66.88%	63.84%	74.94%
Efficiency ratio FTE (non-GAAP)	62.01%	63.30%	65.83%	62.73%	73.75%
Adjusted efficiency ratio FTE (non-GAAP)	62.01%	63.30%	65.31%	62.73%	67.93%

Adjusted Financial Results

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2019	2018	2018	2019	2018
Adjustments to net income:
Net income	$20,282	$17,235	$17,512	$39,204	$25,977
Adjustments(1)	—	—	275	—	6,321
Adjusted net income (non-GAAP)	$20,282	$17,235	$17,787	$39,204	$32,298

Adjustments to income per share:
Earnings per share	$0.64	$0.55	$0.56	$1.24	$0.83
Adjustments(1)	—	—	0.01	—	0.20
Adjusted earnings per share - diluted (non-GAAP)	$0.64	$0.55	$0.57	$1.24	$1.03

Adjustments to return on average tangible assets:
Adjusted net income (non-GAAP)(1)	$20,282	$17,235	$17,787	$39,204	$32,298
Add: impact of core deposit intangible amortization expense, after tax	225	268	496	450	993
Net income adjusted for impact of core deposit intangible amortization expense, after tax	20,507	17,503	18,283	39,654	33,291
Average tangible assets (non-GAAP)	5,727,849	5,502,691	5,498,708	5,661,301	5,497,231
Adjusted return on average tangible assets (non-GAAP)	1.44%	1.26%	1.33%	1.41%	1.22%

Adjustments to return on average tangible common equity:
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$20,507	$17,503	$18,283	$39,654	$33,291
Average tangible common equity (non-GAAP)	611,379	564,966	534,373	601,159	528,384
Adjusted return on average tangible common equity (non-GAAP)	13.45%	12.29%	13.72%	13.30%	12.71%

Adjustments to non-interest expense:
Non-interest expense	$46,451	$42,857	$46,763	$90,845	$102,045
Adjustments(1)	—	—	359	—	7,957
Adjusted non-interest expense (non-GAAP)	46,451	42,857	46,404	90,845	94,088
Non-interest expense to average assets, adjusted (non-GAAP)	3.19%	3.03%	3.31%	3.17%	3.38%

(1) Adjustments:
Non-interest expense adjustments:
Non-recurring Peoples acquisition-related expenses	$—	$—	$359	$—	$7,957
Total pre-tax adjustments (non-GAAP)	—	—	359	—	7,957
Collective tax expense impact	—	—	(84)	—	(1,636)
Adjustments (non-GAAP)	$—	$—	$275	$—	$6,321

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

Financial Condition

Total assets increased to $5.9 billion at June 30, 2019 from $5.7 billion at December 31, 2018, primarily driven by increases in total loans of $238.0 million, or 5.8%, and loans held for sale of $57.7 million, or 120.0%, which were partially offset by a decrease in total investment securities of $106.8 million, or 10.1%.

During the first six months of 2019, lower cost demand, savings and money market deposits (“transaction deposits”) increased $151.3 million, or 4.4%, as we continued to develop full banking relationships with our clients. The increase in transaction deposits drove a decrease in FHLB borrowings of $29.2 million, or 9.7%, during the first six months of 2019 as the low-cost deposit growth was utilized to fund loan growth.

Investment Securities

Available-for-sale

Total investment securities available-for-sale were $710.2 million at June 30, 2019 and $791.1 million at December 31, 2018, a decrease of $80.9 million due to maturities and paydowns within the portfolio. During the six months ended June 30, 2019 and 2018, maturities and paydowns of available-for-sale securities totaled $97.6 million and $112.7 million, respectively. There were no purchases of available-for-sale securities during the six months ended June 30, 2019. Purchases of available-for-sale securities during the six months ended June 30, 2018 totaled $42.2 million.

Our available-for-sale investment securities portfolio is summarized as of the dates indicated:

	June 30, 2019				December 31, 2018
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$122,265	$123,769	17.4%	2.45%	$147,283	$146,642	18.5%	2.53%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	587,967	585,358	82.4%	2.11%	661,354	643,381	81.3%	2.15%
Municipal securities	619	610	0.1%	3.67%	619	610	0.1%	3.67%
Other securities	469	469	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$711,320	$710,206	100.0%	2.17%	$809,725	$791,102	100.0%	2.22%

As of June 30, 2019 and December 31, 2018, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 2.8 years and 3.2 years at June 30, 2019 and December 31, 2018, respectively. This estimate is based on assumptions and actual results may differ. At June 30, 2019 and December 31, 2018, the duration of the total available-for-sale investment portfolio was 2.7 years and 3.0 years, respectively.

At June 30, 2019 and December 31, 2018, adjustable rate securities comprised 3.3% and 3.7%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.38% per annum and 2.39% per annum at June 30, 2019 and December 31, 2018, respectively.

The available-for-sale investment portfolio included $7.0 million and $20.9 million of gross unrealized losses at June 30, 2019 and December 31, 2018, respectively, which were partially offset by $5.9 million and $2.3 million of gross unrealized gains at June 30, 2019 and December 31, 2018, respectively. We believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

 Held-to-maturity

At June 30, 2019, we held $206.4 million of held-to-maturity investment securities, compared to $235.4 million at December 31, 2018, a decrease of $29.0 million, or 12.3%. During the six months ended June 30, 2019 and 2018, maturities and paydowns of held-to-maturity securities totaled $28.2 million and $32.2 million, respectively. There were no purchases of held-to-maturity securities during the six months ended June 30, 2019. Purchases of held-to-maturity securities during the six months ended June 30, 2018 totaled $40.7 million.

Held-to-maturity investment securities are summarized as follows as of the date indicated:

	June 30, 2019				December 31, 2018
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$136,964	$137,541	66.4%	3.23%	$157,115	$154,412	66.7%	3.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	69,397	68,861	33.6%	1.91%	78,283	76,514	33.3%	2.25%
Total investment securities held-to-maturity	$206,361	$206,402	100.0%	2.79%	$235,398	$230,926	100.0%	2.91%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $206.4 million and $230.9 million, at June 30, 2019 and December 31, 2018, respectively, and included $0.7 million and $4.5 million of net unrealized losses for the respective periods.

Mortgage-backed securities do not have a single maturity date and actual maturities may differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of June 30, 2019 and December 31, 2018 was 2.5 years and 2.8 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 2.4 years and 2.5 years as of June 30, 2019 and December 31, 2018, respectively.

Loans Overview

At June 30, 2019, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC 310-30.

The table below shows the loan portfolio composition at the respective dates:

			June 30, 2019 vs.
			December 31, 2018
	June 30, 2019	December 31, 2018	% Change
Originated:
Commercial:
Commercial and industrial	$2,079,812	$1,877,221	10.8%
Owner-occupied commercial real estate	379,462	337,258	12.5%
Food and agriculture	236,865	217,294	9.0%
Energy	43,242	49,204	(12.1)%
Total commercial	2,739,381	2,480,977	10.4%
Commercial real estate non-owner occupied	459,242	407,431	12.7%
Residential real estate	660,657	657,633	0.5%
Consumer	21,731	22,895	(5.1)%
Total originated	3,881,011	3,568,936	8.7%

Acquired:
Commercial:
Commercial and industrial	44,550	53,926	(17.4)%
Owner-occupied commercial real estate	75,106	84,408	(11.0)%
Food and agriculture	4,080	4,862	(16.1)%
Total commercial	123,736	143,196	(13.6)%
Commercial real estate non-owner occupied	125,021	144,388	(13.4)%
Residential real estate	138,909	163,187	(14.9)%
Consumer	994	1,722	(42.3)%
Total acquired	388,660	452,493	(14.1)%

ASC 310-30 loans	60,592	70,879	(14.5)%
Total loans	$4,330,263	$4,092,308	5.8%

The table below shows the originated and acquired loans by loan segment at the respective dates:

			June 30, 2019 vs.
			December 31, 2018
	June 30, 2019	December 31, 2018	% Change
Commercial	$2,863,117	$2,624,173	9.1%
Commercial real estate non-owner occupied	584,263	551,819	5.9%
Residential real estate	799,566	820,820	(2.6)%
Consumer	22,725	24,617	(7.7)%
Total originated and acquired loans	$4,269,671	$4,021,429	6.2%

Our loan portfolio totaled $4.3 billion at June 30, 2019, increasing $238.0 million, or 11.7% annualized, since December 31, 2018, driven by new loan originations. Originated and acquired loans grew $248.2 million, or 12.4% annualized, primarily due to growth in commercial loans of $238.9 million, or 18.4% annualized. The acquired 310-30 loan portfolio declined $10.3 million, or 29.3% annualized, from December 31, 2018.

We have successfully generated new relationships with small to medium-sized businesses and consumers, which generated strong loan growth in our commercial and industrial portfolio, which at June 30, 2019, was comprised of diverse industry segments. These segments included government and municipal loans of $508.2 million, finance and financial services, primarily lender finance loans of $389.0 million, healthcare-related loans of $187.8 million, manufacturing-related loans of $165.1 million and a variety of smaller subcategories of commercial and industrial loans. Food and agriculture loans, which are well-diversified across crop and livestock types, totaled $240.9 million and were 37.0% of the Company’s risk-based capital and 5.6% of total loans.

Non-owner occupied CRE loans were 95.3% of the Company’s risk-based capital, or 14.3% of total loans, and no specific property type comprised more than 4.0% of total loans. The Company maintains very little exposure to retail properties, comprising less than 2.4% of total loans. Multi-family loans totaled $43.5 million, or 1.0% of total loans, as of June 30, 2019.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations over the trailing twelve months totaled $1.2 billion, led by commercial loan originations of $869.9 million. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following table represents new loan originations during 2019 and 2018:

	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter
	2019	2019	2018	2018	2018
Commercial:
Commercial and industrial	$163,138	$153,547	$213,335	$123,440	$232,643
Owner occupied commercial real estate	41,380	26,405	34,727	35,549	19,009
Food and agriculture	18,217	15,213	14,046	23,833	38,220
Energy	(12,098)	6,138	7,640	5,412	(929)
Total commercial	210,637	201,303	269,748	188,234	288,943
Commercial real estate non-owner occupied	36,632	69,125	41,031	42,300	28,316
Residential real estate	40,012	38,627	51,017	40,293	30,259
Consumer	3,264	1,958	2,592	3,797	3,588
Total	$290,545	$311,013	$364,388	$274,624	$351,106

Included in originations are net fundings under revolving lines of credit of $48,955, $105,235, $6,263, $34,070, and $151,888 as of the second quarter 2019, first quarter 2019, fourth quarter 2018, third quarter 2018 and second quarter 2018, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	June 30, 2019
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$197,992	$985,039	$942,137	$2,125,168
Owner occupied commercial real estate	24,021	129,919	313,089	467,029
Food and agriculture	49,145	168,465	28,315	245,925
Energy	9,833	33,409	—	43,242
Total commercial	280,991	1,316,832	1,283,541	2,881,364
Commercial real estate non-owner occupied	63,275	398,316	158,257	619,848
Residential real estate	23,877	56,553	725,896	806,326
Consumer	6,032	13,481	3,212	22,725
Total loans	$374,175	$1,785,182	$2,170,906	$4,330,263

	December 31, 2018
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$191,088	$844,015	$896,910	$1,932,013
Owner occupied commercial real estate	37,284	124,289	273,737	435,310
Food and agriculture	53,845	143,909	30,290	228,044
Energy	9,397	39,807	—	49,204
Total commercial	291,614	1,152,020	1,200,937	2,644,571
Commercial real estate non-owner occupied	87,581	330,282	174,349	592,212
Residential real estate	30,376	56,914	743,525	830,815
Consumer	7,748	12,997	3,965	24,710
Total loans	$417,319	$1,552,213	$2,122,776	$4,092,308

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of originated and acquired loans with maturities over one year is as follows at the dates indicated:

	June 30, 2019
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$997,130	4.01%	$929,461	4.92%	$1,926,591	4.45%
Owner occupied commercial real estate	207,808	4.74%	225,546	5.11%	433,354	5.14%
Food and agriculture	48,933	5.17%	143,235	5.13%	192,168	5.14%
Energy	17	4.50%	33,393	4.86%	33,410	4.86%
Total commercial	1,253,888	4.25%	1,331,635	4.97%	2,585,523	4.62%
Commercial real estate non-owner occupied	216,660	4.70%	318,465	5.18%	535,125	4.99%
Residential real estate	346,113	3.63%	429,620	4.70%	775,733	4.22%
Consumer	13,806	5.37%	2,887	5.62%	16,693	5.41%
Total loans with > 1 year maturity	$1,830,467	4.19%	$2,082,607	4.95%	$3,913,074	4.60%

	December 31, 2018
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$933,202	3.92%	$807,139	4.98%	$1,740,341	4.41%
Owner occupied commercial real estate	195,354	4.61%	192,133	5.09%	387,487	5.04%
Food and agriculture	44,351	5.00%	124,234	5.21%	168,585	5.15%
Energy	21	4.50%	39,786	4.81%	39,807	4.81%
Total commercial	1,172,928	4.14%	1,163,292	5.02%	2,336,220	4.58%
Commercial real estate non-owner occupied	209,759	4.70%	273,115	5.11%	482,874	4.93%
Residential real estate	361,147	3.56%	429,909	4.61%	791,056	4.13%
Consumer	13,672	5.27%	3,196	5.57%	16,868	5.33%
Total loans with > 1 year maturity	$1,757,506	4.10%	$1,869,512	4.94%	$3,627,018	4.53%

(1)

Included in commercial fixed rate loans are loans totaling $431,967 and $473,440 that have been swapped to variable rates at current market pricing at June 30, 2019 and December 31, 2018, respectively. Included in the commercial segment are tax exempt loans totaling $687,580 and $685,644 with a weighted average rate of 3.44% and 3.27% at June 30, 2019 and December 31, 2018, respectively.

Accretable Yield

At June 30, 2019, the accretable yield balance on loans accounted for under ASC 310-30 was $31.1 million compared to $35.9 million at December 31, 2018. We remeasure the expected cash flows quarterly for all 23 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. This remeasurement resulted in a net $2.1 million and $6.4 million reclassification from non-accretable difference to accretable yield during the six months ended June 30, 2019 and 2018, respectively.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	June 30, 2019	December 31, 2018
Remaining accretable yield on loans accounted for under ASC 310-30	$31,058	$35,901
Remaining accretable fair value mark on acquired loans	7,792	8,659
Total remaining accretable yield and fair value mark	$38,850	$44,560

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

Non-performing Assets and Past Due Loans

Non-performing assets consist of non-accrual loans, TDRs on non-accrual and OREO. Non-accrual loans and TDRs on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and six months ended June 30, 2019 was $0.5 million and $0.9 million, respectively, and $0.4 million and $0.7 million during the three and six months ended June 30, 2018, respectively.

All loans accounted for under ASC 310-30 were classified as performing assets at June 30, 2019, as the future cash flows on the loan pools were considered estimable. While individual loans making up the pools may be accounted for on a cost recovery basis, the cash flows on the loan pools are considered estimable and, therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loan pools accounted for under ASC 310-30.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	June 30, 2019	December 31, 2018
Non-accrual loans:
Total non-accrual loans, excluding restructured loans	$27,274	$21,017
Total restructured loans on non-accrual	6,429	3,439
Total non-performing loans	33,703	24,456
OREO	7,054	10,596
Total non-performing assets	$40,757	$35,052

Loans 30-89 days past due and still accruing interest	$11,067	$4,610
Loans 90 days past due and still accruing interest	34	895
Total non-accrual loans	33,703	24,456
Total past due and non-accrual loans	$44,804	$29,961
Accruing restructured loans	$2,633	$5,944
ALL	$40,082	$35,692
Total non-performing loans to total loans	0.78%	0.60%
Loans 90 days or more past due and still accruing interest to total loans	0.00%	0.02%
Total 90 days past due and still accruing interest and non-accrual loans to total originated and acquired loans	0.79%	0.63%
Total non-performing assets to total loans and OREO	0.94%	0.85%
ALL to non-performing loans	118.93%	145.94%

During the six months ended June 30, 2019, total non-performing loans increased $9.2 million to $33.7 million from December 31, 2018 due to one previously acquired commercial loan placed on non-accrual. During the six months ended June 30, 2019, accruing TDRs decreased $3.3 million. Total non-performing assets to total loans and OREO was 0.94% and 0.85% at June 30, 2019 and December 31, 2018, respectively.

Loans 30-89 days past due and still accruing interest increased $6.5 million from December 31, 2018 to June 30, 2019, and loans 90 days or more past due and still accruing interest decreased $0.9 million from December 31, 2018 to June 30, 2019. There were no ASC 310-30 loan pools past due or on non-accrual at June 30, 2019 or December 31, 2018.

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

 Impaired loans less than $250,000 are included in the general allowance population. Impaired loans over $250,000 are subject to individual evaluation on a regular basis to determine the need, if any, to allocate a specific reserve to the impaired loan. Typically, these loans consist of commercial, commercial real estate and food and agriculture loans and exclude homogeneous loans such as residential real estate and consumer loans. Specific allowances are determined by collectively analyzing:

●	the borrower's resources, ability, and willingness to repay in accordance with the terms of the loan agreement;
●	the likelihood of receiving financial support from any guarantors;
●	the adequacy and present value of future cash flows, less disposal costs, of any collateral; and
●	the impact current economic conditions may have on the borrower's financial condition and liquidity or the value of the collateral.

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

Appropriate ALL levels are determined by segment and class utilizing risk ratings, loss history, peer loss history and qualitative adjustments. The qualitative adjustments consider the following risk factors:

●	economic/external conditions;
●	loan administration, loan structure and procedures;
●	risk tolerance/experience;
●	loan growth;
●	trends;
●	concentrations; and
●	other.

Management derives an estimated annual loss rate adjusted for an estimated loss emergence period based on historical loss data categorized by segment and class. The loss rates are applied at the loan segment and class level. In order to address our lack of historical loss data encompassing a full economic cycle, we incorporate not only our own historical loss rates since the beginning of 2012, but we also utilize peer historical loss data, including a historical average net charge-off ratio on each loan type, relying on the Uniform Bank Performance Reports compiled by the Federal Financial Institutions Examinations Council (“FFIEC”). For originated and acquired loans, we assign a slightly higher portion of our loss history, but still rely on the peer loss history to account for our limited historical data.

The collective resulting ALL for originated and acquired loans is calculated as the sum of the specific reserves and the general reserves. While these amounts are calculated by individual loan or segment and class, the entire ALL is available for any loan that, in our judgment, should be charged-off.

During the three and six months ended June 30, 2019, the Company recorded provision for loan losses on originated and acquired loans of $3.3 million and $4.8 million, respectively. Specific reserves on impaired loans totaled $3.9 million at June 30, 2019 and included $2.4 million for one previously acquired commercial loan placed on non-accrual during the second quarter of 2019. Net charge-offs for originated and acquired loans during the three and six months ended June 30, 2019 totaled $0.2 million, or 0.02% annualized, and $0.4 million, or 0.02% annualized, respectively.

During the three and six months ended June 30, 2018, $1.7 million and $1.7 million, respectively, of originated and acquired provision for loan losses was recorded due to strong credit trends. Net charge-offs for originated and acquired loans during the three and six months ended June 30, 2018 totaled $0.3 million, or 0.03% annualized, and $0.9 million, or 0.05% annualized. Specific reserves on impaired loans totaled $1.2 million at June 30, 2018.

310-30 ALL

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the six months ended June 30, 2019 and 2018, these remeasurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

During the three and six months ended June 30, 2019, loans accounted for under ASC 310-30 had recoupment of $24 thousand and $40 thousand, respectively. During the three and six months ended June 30, 2018, loans accounted for under ASC 310-30 had $150 thousand and $191 thousand of provision, respectively.

Total ALL

After considering the above-mentioned factors, we believe that the ALL of $40.1 million is adequate to cover probable losses inherent in the loan portfolio at June 30, 2019. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ALL during the periods listed:

	As of and for the three months ended
	June 30, 2019			June 30, 2018
	Originated	ASC		Originated	ASC
	and acquired	310-30		and acquired	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$36,840	$215	$37,055	$30,574	$112	$30,686
Charge-offs:
Commercial	(70)	—	(70)	—	(61)	(61)
Commercial real estate non owner-occupied	—	—	—	(11)	—	(11)
Residential real estate	(24)	—	(24)	(90)	—	(90)
Consumer	(200)	—	(200)	(234)	—	(234)
Total charge-offs	(294)	—	(294)	(335)	(61)	(396)
Recoveries	82	—	82	67	—	67
Net charge-offs	(212)	—	(212)	(268)	(61)	(329)
Provision (recoupment) for loan loss	3,263	(24)	3,239	1,723	150	1,873
Ending allowance for loan losses	$39,891	$191	$40,082	$32,029	$201	$32,230
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.02%	0.00%	0.02%	0.03%	0.26%	0.03%
Average total loans outstanding during the period	$4,228,213	$61,750	$4,289,963	$3,675,956	$95,033	$3,770,989

The following schedules present, by class stratification, the changes in the ALL during the periods listed:

	As of and for the six months ended
	June 30, 2019			June 30, 2018
	Originated	ASC		Originated	ASC
	and acquired	310-30		and acquired	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$35,461	$231	$35,692	$31,193	$71	$31,264
Charge-offs:
Commercial	(82)	—	(82)	(437)	(61)	(498)
Commercial real estate non-owner occupied	—	—	—	(11)	—	(11)
Residential real estate	(47)	—	(47)	(90)	—	(90)
Consumer	(433)	—	(433)	(513)	—	(513)
Total charge-offs	(562)	—	(562)	(1,051)	(61)	(1,112)
Recoveries	179	—	179	164	—	164
Net charge-offs	(383)	—	(383)	(887)	(61)	(948)
Provision (recoupment) for loan loss	4,813	(40)	4,773	1,723	191	1,914
Ending allowance for loan losses	$39,891	$191	$40,082	$32,029	$201	$32,230
Ratio of net charge-offs to average total loans during the period, respectively	0.02%	0.00%	0.02%	0.05%	0.12%	0.05%
Ratio of ALL to total loans outstanding at period end, respectively	0.93%	0.32%	0.93%	0.86%	0.24%	0.84%
Ratio of ALL to total non-performing loans at period end, respectively	118.36%	0.00%	118.93%	124.94%	0.00%	125.73%
Total loans	$4,269,671	$60,592	$4,330,263	$3,742,601	$82,954	$3,825,555
Average total loans outstanding during the period	$4,146,146	$63,326	$4,209,472	$3,635,411	$105,176	$3,740,587
Non-performing loans	$33,703	$—	$33,703	$25,635	$—	$25,635

The following tables present the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	June 30, 2019
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,881,364	66.5%	$30,823	76.9%
Commercial real estate non-owner occupied	619,848	14.3%	5,067	12.6%
Residential real estate	806,326	18.6%	3,851	9.6%
Consumer	22,725	0.5%	341	0.9%
Total	$4,330,263	100.0%	$40,082	100.0%

	December 31, 2018
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,644,571	64.6%	$27,137	76.1%
Commercial real estate non-owner occupied	592,212	14.5%	4,406	12.3%
Residential real estate	830,815	20.3%	3,800	10.6%
Consumer	24,710	0.6%	349	1.0%
Total	$4,092,308	100.0%	$35,692	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at June 30, 2019 and December 31, 2018:

					Increase (decrease)
	June 30, 2019		December 31, 2018		Amount	% Change
Non-interest bearing demand deposits	$1,167,399	24.9%	$1,072,029	23.6%	$95,370	8.9%
Interest bearing demand deposits	691,527	14.8%	688,255	15.2%	3,272	0.5%
Savings accounts	539,624	11.5%	540,481	11.9%	(857)	(0.2)%
Money market accounts	1,207,810	25.8%	1,154,327	25.5%	53,483	4.6%
Total transaction deposits	3,606,360	77.0%	3,455,092	76.2%	151,268	4.4%
Time deposits < $250,000	919,177	19.6%	928,702	20.5%	(9,525)	(1.0)%
Time deposits > $250,000	162,460	3.4%	151,827	3.3%	10,633	7.0%
Total time deposits	1,081,637	23.0%	1,080,529	23.8%	1,108	0.1%
Total deposits	$4,687,997	100.0%	$4,535,621	100.0%	$152,376	3.4%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $250,000 as of June 30, 2019:

June 30, 2019
Three months or less	$25,871
Over 3 months through 6 months	22,619
Over 6 months through 12 months	49,621
Thereafter	64,349
Total time deposits > $250,000	$162,460

Total deposits increased $152.4 million during the six months ended June 30, 2019. Non-interest bearing demand deposits increased $95.4 million, savings and money market accounts increased $52.6 million and time deposits increased $1.1 million. The mix of transaction deposits (defined as total deposits less time deposits) to total deposits improved to 76.9% at June 30, 2019, from 76.2% at December 31, 2018, due to our continued focus on developing long-term banking relationships.

At June 30, 2019 and December 31, 2018, time deposits that were scheduled to mature within 12 months totaled $723.6 million and $685.4 million, respectively. Of the $723.6 million in time deposits scheduled to mature within 12 months at June 30, 2019, $98.1 million were in denominations of $250,000 or more, and $625.5 million were in denominations less than $250,000.

Other Borrowings

As of June 30, 2019 and December 31, 2018, the Company sold securities under agreements to repurchase totaling $60.4 million and $66.0 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.2 billion at June 30, 2019. The Company utilizes its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At June 30, 2019 and December 31, 2018, the Bank had $257.4 million and $234.3 million in line of credit advances from the FHLB, respectively, that mature within a day. At June 30, 2019, the Company had one term advance remaining totaling $15.0 million, which had a fixed interest rate of 2.33% and a maturity date of October 2020. At December 31, 2018, the Company had $67.3 million in term advances from the FHLB with fixed interest rates between 1.55% - 2.33% and maturity dates of 2019 - 2020. The Bank had investment securities and loans pledged as collateral for FHLB advances. Investment securities pledged were $16.0 million at June 30, 2019 and $16.0 million at December 31, 2018. Loans pledged were $1.6 billion at June 30, 2019 and $1.6 billion at December 31, 2018. Interest expense related to FHLB advances totaled $1.9 million and $3.4 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively.

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

Overview of Results of Operations

We recorded net income of $20.3 million and $39.2 million, or $0.64 and $1.24 per diluted share, during the three and six months ended June 30, 2019, respectively, compared to net income of $17.5 million and $26.0 million, or $0.56 and $0.83 per diluted share, during the three and six months ended June 30, 2018, respectively. Net income during the three and six months ended June 30, 2018 included $0.3 million and $6.3 million, respectively, in after-tax non-recurring expenses related to the acquisition of Peoples. Adjusting for these items, net income would have been $17.8 million, or $0.57 per diluted share, during the three months ended June 30, 2018 and $32.3 million, or $1.03 per diluted share, during the six months ended June 30, 2018.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended June 30, 2019 and 2018. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale.

	For the three months ended			For the three months ended
	June 30, 2019			June 30, 2018
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$3,821,981	$46,728	4.90%	$3,079,727	$34,165	4.45%
Acquired loans	406,232	6,325	6.25%	596,229	8,687	5.84%
ASC 310-30 loans	61,750	3,294	21.34%	95,033	4,831	20.33%
Loans held for sale	87,222	934	4.30%	83,258	950	4.58%
Investment securities available-for-sale	738,970	4,002	2.17%	916,133	4,840	2.11%
Investment securities held-to-maturity	215,497	1,533	2.85%	276,141	1,970	2.85%
Other securities	28,425	458	6.45%	16,735	248	5.93%
Interest earning deposits and securities purchased under agreements to resell	27,079	204	3.02%	66,019	319	1.94%
Total interest earning assets FTE(2)	$5,387,156	$63,478	4.73%	$5,129,275	$56,010	4.38%
Cash and due from banks	$75,780			$95,823
Other assets	419,368			424,288
Allowance for loan losses	(37,743)			(31,421)
Total assets	$5,844,561			$5,617,965
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,429,686	$3,559	0.59%	$2,437,404	$1,929	0.32%
Time deposits	1,084,011	4,090	1.51%	1,138,924	2,935	1.03%
Securities sold under agreements to repurchase	57,571	162	1.13%	93,625	36	0.15%
Federal Home Loan Bank advances	294,524	1,891	2.58%	132,297	625	1.89%
Total interest bearing liabilities	$3,865,792	$9,702	1.01%	$3,802,250	$5,525	0.58%
Demand deposits	$1,155,710			$1,069,146
Other liabilities	94,968			92,939
Total liabilities	5,116,470			4,964,335
Shareholders' equity	728,091			653,630
Total liabilities and shareholders' equity	$5,844,561			$5,617,965
Net interest income FTE(2)		$53,776			$50,485
Interest rate spread FTE(2)			3.72%			3.80%
Net interest earning assets	$1,521,364			$1,327,025
Net interest margin FTE(2)			4.00%			3.95%
Average transaction deposits	$3,585,396			$3,506,550
Average total deposits	$4,669,407			$4,645,474
Ratio of average interest earning assets to average interest bearing liabilities	139.35%			134.90%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for the three months ended June 30, 2019 and 2018. The taxable equivalent adjustments included above are $1,285 and $1,099 for the three months ended June 30, 2019 and 2018, respectively.

(3)	Loan fees included in interest income totaled $1,599 and $1,599 for the three months ended June 30, 2019 and 2018, respectively.

Net interest income totaled $52.5 million and $49.4 million during the three months ended June 30, 2019 and 2018, respectively. Fully taxable equivalent net interest income totaled $53.8 million for the three months ended June 30, 2019, and increased $3.3 million, or 6.5%, from the three months ended June 30, 2018. The fully taxable equivalent net interest margin widened five basis points to 4.00% as the yield on earning assets increased 35 basis points, led by a 45 basis points increase in the originated portfolio yields due to higher new loan yield and short-term rate increases, partially offset by an increase in the cost of funds of 43 basis points from 0.58% to 1.01%.

Average loans and loans held for sale comprised $4.4 billion, or 81.3%, of total average interest earning assets during the three months ended June 30, 2019, compared to $3.9 billion, or 75.1%, during the three months ended June 30, 2018. The increase in average loan balances was driven by a $742.3 million increase in originated loans. The originated loan portfolio yield increased to 4.90% during the three months ended June 30, 2019, compared to 4.45% during the three months ended June 30, 2018, benefitting from higher new loan yields and increases in short-term market rates. The yield on the ASC 310-30 loan portfolio was 21.34% and 20.33% during the three months ended June 30, 2019 and 2018, respectively.

Average investment securities comprised 17.7% and 23.2% of total interest earning assets during the three months ended June 30, 2019 and 2018, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations.

Average balances of interest bearing liabilities increased $63.5 million during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. FHLB advances increased $162.2 million and were partially offset by decreases in time deposits of $54.9 million, securities sold under agreements to repurchase of $36.1 million and interest bearing demand, savings and money market deposits of $7.7 million. Total interest expense related to interest bearing liabilities was $9.7 million and $5.5 million during the three months ended June 30, 2019 and 2018, respectively, at an average cost of 1.01% and 0.58% during the three months ended June 30, 2019 and 2018, respectively. Additionally, the cost of deposits increased 24 basis points to 0.66% during the three months ended June 30, 2019, compared to 0.42% during the three months ended June 30, 2018, due to higher savings, money market and time deposits.

The table below presents the components of net interest income on a fully taxable equivalent basis for the six months ended June 30, 2019 and 2018:

	For the six months ended			For the six months ended
	June 30, 2019			June 30, 2018
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$3,723,932	$90,301	4.89%	$3,017,641	$65,619	4.39%
Acquired loans	422,214	12,579	6.01%	617,771	17,617	5.75%
ASC 310-30 loans	63,326	6,981	22.05%	105,176	10,224	19.44%
Loans held for sale	65,167	1,422	4.40%	68,888	1,516	4.44%
Investment securities available-for-sale	763,034	8,363	2.19%	925,693	9,615	2.08%
Investment securities held-to-maturity	222,411	3,184	2.86%	266,447	3,721	2.79%
Other securities	27,659	881	6.37%	16,405	492	6.00%
Interest earning deposits and securities purchased under agreements to resell	29,853	414	2.80%	116,886	1,060	1.83%
Total interest earning assets FTE(2)	$5,317,596	$124,125	4.71%	$5,134,907	$109,864	4.31%
Cash and due from banks	$76,861			$97,799
Other assets	420,486			415,644
Allowance for loan losses	(36,784)			(31,519)
Total assets	$5,778,159			$5,616,831
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,419,902	$6,567	0.55%	$2,422,976	$3,773	0.31%
Time deposits	1,081,297	7,697	1.44%	1,153,034	5,725	1.00%
Securities sold under agreements to repurchase	59,072	315	1.08%	112,875	86	0.15%
Federal Home Loan Bank advances	271,778	3,377	2.51%	124,036	1,085	1.76%
Total interest bearing liabilities	$3,832,049	$17,956	0.94%	$3,812,921	$10,669	0.56%
Demand deposits	$1,132,062			$1,063,416
Other liabilities	96,031			92,510
Total liabilities	5,060,142			4,968,847
Stockholders' equity	718,017			647,984
Total liabilities and shareholders’ equity	$5,778,159			$5,616,831
Net interest income FTE(2)		$106,169			$99,195
Interest rate spread FTE(2)			3.77%			3.75%
Net interest earning assets	$1,485,547			$1,321,986
Net interest margin FTE(2)			4.03%			3.90%
Average transaction deposits	$3,551,964			$3,486,392
Average total deposits	$4,633,261			$4,639,426
Ratio of average interest earning assets to average interest bearing liabilities	138.77%			134.67%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for the six months ended June 30, 2019 and 2018. The taxable equivalent adjustments included above are $2,512 and $2,162 for the six months ended June 30, 2019 and 2018, respectively.

(3)	Loan fees included in interest income totaled $2,924 and $3,387 for the six months ended June 30, 2019 and 2018, respectively.

Net interest income totaled $103.7 million and $97.0 million for the six months ended June 30, 2019 and 2018, respectively. Fully taxable equivalent net interest income totaled $106.2 million for the six months ended June 30, 2019 and increased $7.0 million, or 7.0%, from the six months ended June 30, 2018. The fully taxable equivalent net interest margin widened 13 basis points to 4.03% as the yield on earnings assets increased 40 basis points, led by a 50 basis point increase in the originated portfolio yields due to higher new loan yield and short-term rate increases, partially offset by an increase in the cost of funds of 38 basis points from 0.56% to 0.94%.

Average loans and loans held for sale comprised $4.3 billion, or 80.4%, of total average interest earning assets during the six months ended June 30, 2019, compared to $3.8 billion, or 74.2%, of total average interest earning assets during the six months ended June 30, 2018. The increase in average loan balances was driven by an increase of $706.3 million in originated loans driven by strong commercial loan growth. The originated loan portfolio yield increased to 4.89% during the six months ended June 30, 2019, compared to 4.39% during the six months ended June 30, 2018, due to higher new loan yields and short-term market rate increases. The yield on the ASC 310-30 loan portfolio was 22.05% and 19.44% during the six months ended June 30, 2019 and 2018, respectively.

Average investment securities comprised 18.5% and 23.2% of total interest earning assets during the six months ended June 30, 2019 and 2018, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and increased pre-payments of MBS and reflects the re-mixing of the interest earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations.

Average balances of interest bearing liabilities increased $19.1 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. FHLB advances increased $147.7 million and were partially offset by decreases in time deposits of $71.7 million, securities sold under agreements to repurchase of $53.8 million and interest bearing demand, savings and money market deposits of $3.1 million. Total interest expense related to interest bearing liabilities was $18.0 million and $10.7 million during the six months ended June 30, 2019 and 2018, respectively, at an average cost of funds of 0.94% and 0.56% during the six months ended June 30, 2019 and 2018, respectively. Additionally, the cost of deposits increased 21 basis points to 0.62% during the six months ended June 30, 2019, compared to 0.41% during the six months ended June 30, 2018, due to higher savings, money market and time deposits.

The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018:

	Three months ended June 30, 2019			Six months ended June 30, 2019
	compared to			compared to
	Three months ended June 30, 2018			Six months ended June 30, 2018
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$9,075	$3,488	$12,563	$17,127	$7,555	$24,682
Acquired loans	(2,958)	596	(2,362)	(5,826)	788	(5,038)
ASC 310-30 loans	(1,775)	238	(1,537)	(4,614)	1,371	(3,243)
Loans held for sale	42	(58)	(16)	(81)	(13)	(94)
Investment securities available-for-sale	(959)	121	(838)	(1,783)	531	(1,252)
Investment securities held-to-maturity	(431)	(6)	(437)	(630)	93	(537)
Other securities	188	22	210	358	31	389
Interest earning deposits and securities purchased under agreements to resell	(293)	178	(115)	(1,207)	561	(646)
Total interest income	$2,889	$4,579	$7,468	$3,344	$10,917	$14,261
Interest expense:
Interest bearing demand, savings and money market deposits	$(11)	$1,641	$1,630	$(8)	$2,802	$2,794
Time deposits	(207)	1,362	1,155	(511)	2,483	1,972
Securities sold under agreements to repurchase	(101)	227	126	(287)	516	229
Federal Home Loan Bank advances	1,042	224	1,266	1,836	456	2,292
Total interest expense	723	3,454	4,177	1,030	6,257	7,287
Net change in net interest income	$2,166	$1,125	$3,291	$2,314	$4,660	$6,974

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for the three and six months ended June 30, 2019 and 2018. The taxable equivalent adjustments included above are $1,285 and $1,099 for the three months ended June 30, 2019 and 2018, respectively. The taxable equivalent adjustments included above are $2,512 and $2,162 for the six months ended June 30, 2019 and 2018, respectively.

(3)

Loan fees included in interest income totaled $1,599 and $1,599 for the three months ended June 30, 2019 and 2018, respectively. Loan fees included in interest income totaled $2,924 and $3,387 for the six months ended June 30, 2019 and 2018, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$1,155,710	0.00%	$1,069,145	0.00%	$1,132,062	0.00%	$1,063,416	0.00%
Interest bearing demand	693,483	0.23%	695,884	0.12%	692,215	0.20%	679,612	0.13%
Money market accounts	1,191,702	0.81%	1,164,140	0.41%	1,180,931	0.76%	1,168,081	0.40%
Savings accounts	544,501	0.56%	577,381	0.37%	546,756	0.53%	575,283	0.37%
Time deposits	1,084,011	1.51%	1,138,924	1.03%	1,081,297	1.44%	1,153,034	1.00%
Total average deposits	$4,669,407	0.66%	$4,645,474	0.42%	$4,633,261	0.62%	$4,639,426	0.41%

Provision for Loan Losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $7.8 million on originated and acquired loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.

Below is a summary of the provision for loan losses recorded in the consolidated statements of operations for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
(Recoupment) provision for loans accounted for under ASC 310-30	$(24)	$150	$(40)	$191
Provision for loan losses on originated and acquired loans	3,263	1,723	4,813	1,723
Total provision for loan losses	$3,239	$1,873	$4,773	$1,914

Provision for loan loss losses on originated and acquired loans of $3.3 million and $4.8 million was recorded during the three and six months ended June 30, 2019, respectively, to support originated loan growth and included a $2.4 million specific reserve recorded for one previously acquired commercial loan placed on non-accrual during the second quarter of 2019. The originated and acquired allowance for loan losses totaled 0.93% and 0.86% of originated and acquired loans at June 30, 2019 and 2018, respectively.

For the three and six months ended June 30, 2019, we recorded recoupment of $24 thousand and $40 thousand, respectively, for loan losses accounted for under ASC 310-30 in connection with our remeasurements of expected cash flows. For the three and six months ended June 30, 2018, we recorded provision of $150 thousand and $191 thousand, respectively, for loan losses accounted for under ASC 310-30 in connection with our remeasurements of expected cash flow.

Non-Interest Income

The table below details the components of non-interest income for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three Months		Six Months
					Increase (decrease)		Increase (decrease)
	2019	2018	2019	2018	Amount	% Change	Amount	% Change
Service charges	$4,541	$4,371	$8,862	$8,881	$170	3.9%	$(19)	(0.2)%
Bank card fees	3,766	3,672	7,194	7,034	94	2.6%	160	2.3%
Mortgage banking income	10,398	8,911	17,335	16,882	1,487	16.7%	453	2.7%
Bank-owned life insurance income	424	446	845	898	(22)	(4.9)%	(53)	(5.9)%
Other non-interest income	1,472	1,711	3,355	2,862	(239)	(14.0)%	493	17.2%
OREO-related income	59	451	120	841	(392)	(86.9)%	(721)	(85.7)%
Total non-interest income	$20,660	$19,562	$37,711	$37,398	$1,098	5.6%	$313	0.8%

Non-interest income totaled $20.7 million and $37.7 million for the three and six months ended June 30, 2019, respectively, compared to $19.6 million and $37.4 million for the three and six months ended June 30, 2018, respectively. Mortgage banking income increased primarily due to higher levels of 1-4 family mortgage loans sold in the secondary market for the three and six months ended June 30, 2019. Other non-interest income decreased $0.2 million for the three months ended June 30, 2019, compared to the same period in the prior year, and increased $0.5 million for the six months ended June 30, 2019, compared to the same period in the prior year, primarily due to changes in swap fee income.

Non-Interest Expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2019	2018	2019	2018	Amount	% Change	Amount	% Change
Salaries and benefits	$30,667	$29,123	$58,557	$59,795	$1,544	5.3%	$(1,238)	(2.1)%
Occupancy and equipment	6,721	7,190	13,603	15,145	(469)	(6.5)%	(1,542)	(10.2)%
Telecommunications and data processing	2,124	2,101	4,414	6,467	23	1.1%	(2,053)	(31.7)%
Marketing and business development	840	1,237	1,826	2,461	(397)	(32.1)%	(635)	(25.8)%
FDIC deposit insurance	493	757	991	1,510	(264)	(34.9)%	(519)	(34.4)%
Bank card expenses	1,423	1,097	2,233	3,233	326	29.7%	(1,000)	(30.9)%
Professional fees	1,041	738	1,855	3,557	303	41.1%	(1,702)	(47.8)%
Other non-interest expense	2,439	3,106	5,612	6,951	(667)	(21.5)%	(1,339)	(19.3)%
Problem asset workout	725	775	1,848	1,556	(50)	(6.5)%	292	18.8%
(Gain) loss on OREO sales, net	(318)	(14)	(686)	64	(304)	(>100%)	(750)	(>100%)
Core deposit intangible asset amortization	296	653	592	1,306	(357)	(54.7)%	(714)	(54.7)%
Total non-interest expense	$46,451	$46,763	$90,845	$102,045	$(312)	(0.7)%	$(11,200)	(11.0)%

Non-interest expense totaled $46.5 million and $90.8 million for the three and six months ended June 30, 2019, respectively, compared to $46.8 million and $102.0 million for the three and six months ended June 30, 2018, respectively, representing a decrease of $0.3 million and $11.2 million, respectively, primarily driven by $8.0 million of non-recurring acquisition costs during the first six months of 2018 and efficiencies gained from the integration of the Peoples acquisition.

Income taxes

Income tax expense attributable to income before income taxes was $3.2 million and $6.5 million for the three and six months ended June 30, 2019, respectively, compared to an expense of $2.8 million and $4.5 million for the three and six months ended June 30, 2018, respectively. The tax expense recorded for the three and six months ended June 30, 2019 was lowered by a $1.3 million and $2.1 million tax benefit from stock compensation activity, respectively. The tax expense recorded for the three and six months ended June 30, 2018 was lowered by a $0.8 million and $1.2 million tax benefit from stock compensation activity, respectively. Without the discrete items related to stock compensation activity, the tax rates for the three and six months ended June 30, 2019 were 19.4% and 19.0%, respectively, and compared to 17.7% and 18.6% for the three and six months ended June 30, 2018, respectively. The effective tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. The Company forecasts the full year estimated effective tax rate in accordance with ASC 740; as a result, the relationship between pre-tax income and tax-exempt income within each reporting period can create fluctuations in the effective tax rate from period-to-period.

Additional information regarding income taxes can be found in note 20 of our audited consolidated financial statements in our 2018 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Cash and due from banks	$90,659	$109,056
Interest bearing bank deposits	500	500
Unencumbered investment securities, at fair value	386,116	573,637
Total	$477,275	$683,193

Total on-balance sheet liquidity decreased $205.9 million at June 30, 2019 compared to December 31, 2018. The decrease was due to a reduction of $187.5 million in unencumbered available-for-sale and held-to-maturity securities and lower cash and due from banks of $18.4 million, which were used to fund loan growth.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. The Company had loans pledged as collateral for FHLB advances of $1.6 billion at June 30, 2019 and $1.6 billion at December 31, 2018. FHLB advances and lines of credit available totaled $1.2 billion, of which $272.4 million was used at June 30, 2019. We can obtain additional liquidity through FHLB advances if required. The Bank also has access to federal funds lines of credit with correspondent banks.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and paydowns of loans and purchases and sales of investment securities. At June 30, 2019, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $0.9 billion at June 30, 2019, inclusive of pre-tax net unrealized losses of $1.1 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $41 thousand of pre-tax net unrealized losses at June 30, 2019. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of June 30, 2019, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of June 30, 2019, $723.6 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Under the Basel III Capital requirements, at June 30, 2019, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends.

The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On August 5, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to an additional $50.0 million of the Company’s common stock. The remaining authorization under this program as of June 30, 2019 was $12.6 million. During the three and six months ended June 30, 2019, we did not repurchase any shares of our common stock.

On August 7, 2019, our Board of Directors declared a quarterly dividend of $0.19 per common share, payable on September 13, 2019 to shareholders of record at the close of business on August 30, 2019.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at June 30, 2019. During the six months ended June 30, 2019, we decreased our asset sensitivity as a result of the balance sheet mix toward more fixed rate assets. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2019 and December 31, 2018:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	June 30, 2019	December 31, 2018
200	5.64%	5.86%
100	2.87%	2.98%
(100)	(3.84)%	(4.84)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of longer duration loans. The strategy with respect to liabilities has been to continue to emphasize transaction account growth, particularly non-interest or low interest bearing non-maturing deposit accounts.

Non-maturing deposit accounts have grown $151.3 million during the six months June 30, 2019, and totaled 76.9% of total deposits at June 30, 2019 compared to 76.2% at December 31, 2018. We currently have no brokered time deposits.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of June 30, 2019 and December 31, 2018, we had loan commitments totaling $738.1 million and $773.5 million, respectively, and standby letters of credit that totaled $8.3 million and $10.6 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities, and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2019. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number
			Total number of	(or approximate dollar
			shares (or units)	value) of shares (or
	Total number	Average	purchased as part of	units) that may yet be
	of shares (or	price paid per	publicly announced	purchased under the
Period	units) purchased	share (or unit)	plans or programs	plans or programs (2)
April 1 - April 30, 2019(1)	19,877	$37.64	—	$12,562,825
May 1 - May 31, 2019(1)	4,637	37.72	—	12,562,825
June 1 - June 30, 2019(1)	409,888	36.68	—	12,562,825
Total	434,402	$36.73	—	$12,562,825

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On August 5, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $12,562,825 remained available for purchase at June 30, 2019.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ Aldis Birkans
Aldis Birkans
Chief Financial Officer and Treasurer
(principal financial officer)

Date: August 7, 2019