Form 10-Q
period 2019-09-30
National Bank Holdings Corp
filed 2019-11-06
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, the registrant had outstanding 31,171,126 shares of Class A voting common stock, each with $0.01 par value per share, excluding 130,189 shares of restricted Class A common stock issued but not yet vested.

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$116,419	$109,056
Interest bearing bank deposits	500	500
Cash and cash equivalents	116,919	109,556
Investment securities available-for-sale (at fair value)	661,129	791,102
Investment securities held-to-maturity (fair value of $190,651 and $230,926 at September 30, 2019 and December 31, 2018, respectively)	189,982	235,398
Non-marketable securities	27,277	27,555
Loans	4,401,917	4,092,308
Allowance for loan losses	(38,710)	(35,692)
Loans, net	4,363,207	4,056,616
Loans held for sale	204,602	48,120
Other real estate owned	7,904	10,596
Premises and equipment, net	110,692	109,986
Goodwill	115,027	115,027
Intangible assets, net	11,578	13,470
Other assets	181,733	159,240
Total assets	$5,990,050	$5,676,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$1,237,189	$1,072,029
Interest bearing demand deposits	681,113	688,255
Savings and money market	1,748,257	1,694,808
Time deposits	1,067,301	1,080,529
Total deposits	4,733,860	4,535,621
Securities sold under agreements to repurchase	62,735	66,047
Federal Home Loan Bank advances	303,897	301,660
Other liabilities	136,232	78,332
Total liabilities	5,236,724	4,981,660
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,498,016 shares issued; 31,169,086 and 30,769,063 shares outstanding at September 30, 2019 and December 31, 2018, respectively	515	515
Additional paid-in capital	1,007,628	1,014,399
Retained earnings	150,866	106,990
Treasury stock of 20,182,739 and 20,582,459 shares at September 30, 2019 and December 31, 2018, respectively, at cost	(408,770)	(415,623)
Accumulated other comprehensive income (loss), net of tax	3,087	(11,275)
Total shareholders’ equity	753,326	695,006
Total liabilities and shareholders’ equity	$5,990,050	$5,676,666

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans	$55,708	$49,181	$164,478	$141,994
Interest and dividends on investment securities	5,080	6,289	16,627	19,625
Dividends on non-marketable securities	417	268	1,299	761
Interest on interest-bearing bank deposits	167	171	581	1,231
Total interest and dividend income	61,372	55,909	182,985	163,611
Interest expense:
Interest on deposits	7,974	5,451	22,238	14,950
Interest on borrowings	1,613	686	5,305	1,856
Total interest expense	9,587	6,137	27,543	16,806
Net interest income before provision for loan losses	51,785	49,772	155,442	146,805
Provision for loan losses	5,690	807	10,463	2,721
Net interest income after provision for loan losses	46,095	48,965	144,979	144,084
Non-interest income:
Service charges	4,617	4,592	13,479	13,473
Bank card fees	3,752	3,686	10,946	10,720
Mortgage banking income	14,702	7,819	32,037	24,701
Bank-owned life insurance income	431	463	1,276	1,361
Other non-interest income	1,230	1,429	4,585	4,290
OREO-related income	27	72	147	913
Total non-interest income	24,759	18,061	62,470	55,458
Non-interest expense:
Salaries and benefits	33,522	28,127	92,079	87,910
Occupancy and equipment	6,825	6,925	20,428	22,070
Telecommunications and data processing	2,133	2,186	6,547	8,653
Marketing and business development	985	1,128	2,811	3,589
FDIC deposit insurance	58	401	1,049	1,911
Bank card expenses	1,288	1,258	3,521	4,491
Professional fees	743	1,117	2,598	4,686
Other non-interest expense	3,856	2,564	9,468	9,515
Problem asset workout	602	665	2,450	2,221
Gain on OREO sales, net	(6,514)	(450)	(7,200)	(386)
Core deposit intangible asset amortization	295	511	887	1,817
Total non-interest expense	43,793	44,432	134,638	146,477
Income before income taxes	27,061	22,594	72,811	53,065
Income tax expense	5,419	4,354	11,965	8,849
Net income	$21,642	$18,240	$60,846	$44,216
Income per share—basic	$0.69	$0.59	$1.95	$1.44
Income per share—diluted	$0.69	$0.58	$1.93	$1.41
Weighted average number of common shares outstanding:
Basic	31,281,970	30,869,683	31,133,982	30,700,977
Diluted	31,508,999	31,540,716	31,537,334	31,388,786

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$21,642	$18,240	$60,846	$44,216
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($574) and $786 for the three months ended September 30, 2019 and 2018, respectively; and net of tax (expense) benefit of ($4,760) and $3,776 for the nine months ended September 30, 2019 and 2018, respectively	1,828	(2,499)	15,150	(11,471)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $78 and $97 for the three months ended September 30, 2019 and 2018, respectively; and net of tax benefit of $249 and $270 for the nine months ended September 30, 2019 and 2018, respectively	(247)	(308)	(788)	(1,022)
Other comprehensive income (loss)	1,581	(2,807)	14,362	(12,493)
Comprehensive income	$23,223	$15,433	$75,208	$31,723

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, June 30, 2018	$515	$1,012,175	$81,182	$(416,281)	$(17,407)	$660,184
Net income	—	—	18,240	—	—	18,240
Stock-based compensation	—	1,238	—	—	—	1,238
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $675, net	—	(99)	—	676	—	577
Cash dividends declared ($0.14 per share)	—	—	(4,367)	—	—	(4,367)
Other comprehensive loss	—	—	—	—	(2,807)	(2,807)
Balance, September 30, 2018	$515	$1,013,314	$95,055	$(415,605)	$(20,214)	$673,065

Balance, June 30, 2019	$515	$1,006,008	$135,210	$(409,322)	$1,506	$733,917
Net income	—	—	21,642	—	—	21,642
Stock-based compensation	—	1,441	—	—	—	1,441
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $373 net	—	179	—	552	—	731
Cash dividends declared ($0.19 per share)	—	—	(5,986)	—	—	(5,986)
Other comprehensive income	—	—	—	—	1,581	1,581
Balance, September 30, 2019	$515	$1,007,628	$150,866	$(408,770)	$3,087	$753,326

	For the nine months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, December 31, 2017	$515	$970,668	$60,795	$(493,329)	$(6,242)	$532,407
Net income	—	—	44,216	—	—	44,216
Stock-based compensation	—	3,244	—	—	—	3,244
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $7,947, net	—	(2,841)	—	9,754	—	6,913
Reissuance of treasury stock of 3,398,477 shares for acquisition of Peoples, Inc.	—	42,243	—	67,970	—	110,213
Cash dividends declared ($0.37 per share)	—	—	(11,461)	—	—	(11,461)
Reclassification of certain tax effects from accumulated other comprehensive income(1)	—	—	1,479	—	(1,479)	—
Cumulative effect adjustment(2)	—	—	26	—	—	26
Other comprehensive loss	—	—	—	—	(12,493)	(12,493)
Balance, September 30, 2018	$515	$1,013,314	$95,055	$(415,605)	$(20,214)	$673,065

Balance, December 31, 2018	$515	$1,014,399	$106,990	$(415,623)	$(11,275)	$695,006
Net income	—	—	60,846	—	—	60,846
Stock-based compensation	—	3,325	—	—	—	3,325
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $6,106 net	—	(10,096)	—	6,853	—	(3,243)
Cash dividends declared ($0.55 per share)	—	—	(17,226)	—	—	(17,226)
Cumulative effect adjustment(3)	—	—	256	—	—	256
Other comprehensive income	—	—	—	—	14,362	14,362
Balance, September 30, 2019	$515	$1,007,628	$150,866	$(408,770)	$3,087	$753,326

(1)	Related to the adoption of Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
(2)	Related to the adoption of Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.
(3)	Related to the adoption of Accounting Standards Update No. 2016-02, Leases. Refer to note 2 – Recent Accounting Pronouncements of our consolidated financial statements for further details.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$60,846	$44,216
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	10,463	2,721
Depreciation and amortization	11,112	8,908
Current income tax receivable	3,498	2,021
Deferred income taxes	7,431	5,271
Net excess tax benefit on stock-based compensation	(2,162)	(1,271)
Discount accretion, net of premium amortization on securities	1,483	2,292
Loan accretion	(12,291)	(18,192)
Gain on sale of mortgages, net	(30,086)	(22,109)
Origination of loans held for sale, net of repayments	(946,576)	(808,527)
Proceeds from sales of loans held for sale	820,905	809,419
Bank-owned life insurance income	(1,276)	(1,361)
Gain on the sale of other real estate owned, net	(7,200)	(386)
Impairment on other real estate owned	872	220
Impairment on fixed assets related to banking center consolidations	898	—
Stock-based compensation	3,325	3,244
Operating lease payments	(4,209)	—
Change in other assets	(6,846)	(19,671)
Change in other liabilities	29,209	16,275
Net cash (used in) provided by operating activities	(60,604)	23,070
Cash flows from investing activities:
Purchase of FHLB stock	(13,422)	(9,577)
Proceeds from redemption of FHLB stock	13,700	12,411
Proceeds from maturities of investment securities held-to-maturity	44,090	48,340
Proceeds from maturities of investment securities available-for-sale	146,316	168,773
Proceeds from sales of investment securities available-for-sale	20,378	33,517
Proceeds from maturities of non-marketable securities	—	67
Purchase of investment securities held-to-maturity	—	(40,735)
Purchase of investment securities available-for-sale	(18,005)	(42,199)
Net increase in loans	(305,450)	(202,863)
Purchases of premises and equipment, net	(7,743)	(5,033)
Proceeds from sales of loans	—	713
Proceeds from sales of other real estate owned	11,508	1,694
Net cash activity from acquisition	—	68,984
Net cash (used in) provided by investing activities	(108,628)	34,092
Cash flows from financing activities:
Net increase (decrease) in deposits	198,239	(95,438)
Net increase (decrease) in repurchase agreements and other short-term borrowings	6,688	(74,768)
Advances from FHLB	1,199,492	573,994
FHLB repayments	(1,207,255)	(592,395)
Issuance of stock under purchase and equity compensation plans	(6,079)	(2,139)
Proceeds from exercise of stock options	2,780	9,052
Payment of dividends	(17,270)	(11,373)
Net cash provided by (used in) financing activities	176,595	(193,067)
Decrease in cash, cash equivalents and restricted cash	7,363	(135,905)
Cash, cash equivalents and restricted cash at beginning of the year	119,556	257,364
Cash, cash equivalents and restricted cash at end of period	$126,919	$121,459
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$25,050	$14,853
Net tax payments (refunds)	$5,547	$(2,489)
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	$2,488	$24,919
Increase (Decrease) in loans purchased but not settled	$2,526	$(11,195)
Loans transferred from loans held for sale to loans	$725	$1,038
Lease right-of-use assets obtained	$(30,474)	$—
Treasury stock reissued for acquisition	$—	$110,213

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Denver, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 105 banking centers, as of September 30, 2019, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services.

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

GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of other real estate owned (“OREO”), the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the valuation of investment securities for other-than-temporary impairment (“OTTI”), the valuation of stock-based compensation, the valuation of mortgage servicing rights, the fair values of financial instruments, the allowance for loan losses (“ALL”) and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

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

Financial Instruments - Credit Losses—In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates. Additionally, the update amends the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. ASU 2016-13 becomes effective for us on January 1, 2020. We have formed a cross-functional working group, including our credit, finance, risk management and enterprise technology departments, to address the adoption and implementation of ASU 2016-13. We are working through our implementation plan which includes the assessment and documentation of processes, internal controls, data sources and system configuration and validation, among other things. We are implementing a third-party vendor solution to assist us in the application of ASU 2016-13. We expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. We are currently evaluating the potential impact of ASU 2016-13 and subsequent updates on our financial statements.

Other Pronouncements—The Company reviewed ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement and does not expect the adoption of these pronouncements to have a material impact on its financial statements.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $0.9 billion at September 30, 2019 and included $0.7 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities. At December 31, 2018, investment securities totaled $1.0 billion and included $0.8 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities.

Available-for-sale

At September 30, 2019 and December 31, 2018, the Company held $661.1 million and $791.1 million of available-for-sale investment securities, respectively. Available-for-sale securities are summarized as follows as of the dates indicated:

	September 30, 2019
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$102,354	$1,581	$(50)	$103,885
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	556,400	4,873	(5,107)	556,165
Municipal securities	619	—	(9)	610
Other securities	469	—	—	469
Total investment securities available-for-sale	$659,842	$6,454	$(5,167)	$661,129

	December 31, 2018
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$147,283	$1,232	$(1,873)	$146,642
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	661,354	1,056	(19,029)	643,381
Municipal securities	619	—	(9)	610
Other securities	469	—	—	469
Total investment securities available-for-sale	$809,725	$2,288	$(20,911)	$791,102

At September 30, 2019 and December 31, 2018, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$10,879	$(33)	$4,623	$(17)	$15,501	$(50)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	9,143	(19)	273,284	(5,088)	282,426	(5,107)
Municipal securities	—	—	441	(9)	441	(9)
Total	$20,021	$(53)	$278,347	$(5,114)	$298,369	$(5,167)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$30,853	$(392)	$69,169	$(1,481)	$100,022	$(1,873)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	127,767	(1,150)	454,662	(17,879)	582,429	(19,029)
Municipal securities	441	(9)	—	—	441	(9)
Total	$159,061	$(1,551)	$523,831	$(19,360)	$682,892	$(20,911)

The unrealized losses in the Company's investment portfolio at September 30, 2019 were caused by changes in interest rates. The portfolio included 68 securities, having an aggregate fair value of $298.4 million, which were in an unrealized loss position at September 30, 2019, compared to 211 securities, with an aggregate fair value of $682.9 million at December 31, 2018.

Management evaluated all of the available for sale securities in an unrealized loss position at September 30, 2019 and December 31, 2018, and concluded no OTTI existed. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank (“FHLB”). The fair value of available-for-sale investment securities pledged as collateral totaled $360.6 million and $318.1 million at September 30, 2019 and at December 31, 2018, respectively.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments.

As of September 30, 2019, municipal securities with an amortized cost and fair value of $0.2 million were due after one year through five years, while municipal securities with an amortized cost and fair value of $0.4 million were due after five years through ten years. Other securities of $0.5 million as of September 30, 2019, have no stated contractual maturity date.

Held-to-maturity

At September 30, 2019 and December 31, 2018, the Company held $190.0 million and $235.4 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$127,008	$976	$(13)	$127,972
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	62,974	162	(457)	62,679
Total investment securities held-to-maturity	$189,982	$1,139	$(470)	$190,651

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$157,115	$2	$(2,705)	$154,412
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	78,283	—	(1,769)	76,514
Total investment securities held-to-maturity	$235,398	$2	$(4,474)	$230,926

The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$397	$(1)	$4,819	$(12)	$5,216	$(13)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	4,154	(11)	30,872	(446)	35,026	(457)
Total	$4,551	$(12)	$35,691	$(458)	$40,242	$(470)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$26,660	$(381)	$126,475	$(2,324)	$153,135	$(2,705)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	35,235	(79)	41,279	(1,690)	76,514	(1,769)
Total	$61,895	$(460)	$167,754	$(4,014)	$229,649	$(4,474)

The held-to-maturity portfolio included 12 securities, having an aggregate fair value of $40.2 million, which were in an unrealized loss position at September 30, 2019, compared to 49 securities, with a fair value of $229.6 million, at December 31, 2018.

The unrealized losses in the Company's investments at September 30, 2019 and December 31, 2018 were caused by changes in interest rates. Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at September 30, 2019 or December 31, 2018. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $171.1 million and $133.1 million at September 30, 2019 and December 31, 2018, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

Note 4 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The tables below show the loan portfolio composition including carrying value by segment of originated and acquired loans and loans accounted for under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of the dates shown. The carrying value of originated and acquired loans is net of discounts, fees, cost and fair value marks of $8.5 million and $10.2 million as of September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019
	Originated and	ASC
	acquired loans	310-30 loans	Total loans	% of total
Commercial	$2,932,205	$16,262	$2,948,467	67.0%
Commercial real estate non-owner occupied	606,720	34,460	641,180	14.6%
Residential real estate	783,600	6,477	790,077	17.9%
Consumer	22,193	—	22,193	0.5%
Total	$4,344,718	$57,199	$4,401,917	100.0%

	December 31, 2018
	Originated and	ASC
	acquired loans	310-30 loans	Total loans	% of total
Commercial	$2,624,173	$20,398	$2,644,571	64.6%
Commercial real estate non-owner occupied	551,819	40,393	592,212	14.5%
Residential real estate	820,820	9,995	830,815	20.3%
Consumer	24,617	93	24,710	0.6%
Total	$4,021,429	$70,879	$4,092,308	100.0%

Delinquency for originated and acquired loans is shown in the following tables at September 30, 2019 and December 31, 2018:

	September 30, 2019
		Greater
	30-89 days	than 90 days		Total past		Total
	past due and	past due and	Non-accrual	due and		originated and
	accruing	accruing	loans	non-accrual	Current	acquired loans
Originated and acquired loans:
Commercial:
Commercial and industrial	$4,842	$1,968	$9,880	$16,690	$2,187,999	$2,204,689
Owner occupied commercial real estate	—	—	4,001	4,001	442,628	446,629
Food and agriculture	111	—	358	469	234,116	234,585
Energy	—	—	915	915	45,387	46,302
Total commercial	4,953	1,968	15,154	22,075	2,910,130	2,932,205
Commercial real estate non-owner occupied:
Construction	—	—	385	385	85,658	86,043
Acquisition/development	152	—	731	883	15,632	16,515
Multifamily	—	—	—	—	68,953	68,953
Non-owner occupied	100	—	379	479	434,730	435,209
Total commercial real estate	252	—	1,495	1,747	604,973	606,720
Residential real estate:
Senior lien	1,054	—	7,828	8,882	678,509	687,391
Junior lien	349	—	867	1,216	94,993	96,209
Total residential real estate	1,403	—	8,695	10,098	773,502	783,600
Consumer	115	—	54	169	22,024	22,193
Total originated and acquired loans	$6,723	$1,968	$25,398	$34,089	$4,310,629	$4,344,718

	December 31, 2018
		Greater
	30-89 days	than 90 days		Total past		Total
	past due and	past due and	Non-accrual	due and		originated and
	accruing	accruing	loans	non-accrual	Current	acquired loans
Originated and acquired loans:
Commercial:
Commercial and industrial	$495	$74	$5,510	$6,079	$1,925,068	$1,931,147
Owner occupied commercial real estate	893	—	6,931	7,824	413,842	421,666
Food and agriculture	141	125	768	1,034	221,122	222,156
Energy	—	—	742	742	48,462	49,204
Total commercial	1,529	199	13,951	15,679	2,608,494	2,624,173
Commercial real estate non-owner occupied:
Construction	—	—	1,208	1,208	93,646	94,854
Acquisition/development	—	—	121	121	19,529	19,650
Multifamily	—	—	—	—	56,685	56,685
Non-owner occupied	328	132	572	1,032	379,598	380,630
Total commercial real estate	328	132	1,901	2,361	549,458	551,819
Residential real estate:
Senior lien	2,106	548	7,790	10,444	712,592	723,036
Junior lien	556	—	772	1,328	96,456	97,784
Total residential real estate	2,662	548	8,562	11,772	809,048	820,820
Consumer	91	16	42	149	24,468	24,617
Total originated and acquired loans	$4,610	$895	$24,456	$29,961	$3,991,468	$4,021,429

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and therefore are not included in the tables above. Non-accrual loans include non-accrual loans and troubled debt restructurings on non-accrual status. Non-accrual originated and acquired loans totaled $25.4 million at September 30, 2019, increasing $0.9 million, or 3.9% from December 31, 2018.

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

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$2,165,513	$22,809	$14,893	$1,474	$2,204,689
Owner occupied commercial real estate	411,851	25,351	9,345	82	446,629
Food and agriculture	217,305	16,143	1,104	33	234,585
Energy	45,387	—	915	—	46,302
Total commercial	2,840,056	64,303	26,257	1,589	2,932,205
Commercial real estate non-owner occupied:
Construction	85,658	—	385	—	86,043
Acquisition/development	15,744	—	771	—	16,515
Multifamily	68,459	—	494	—	68,953
Non-owner occupied	420,362	13,782	950	115	435,209
Total commercial real estate	590,223	13,782	2,600	115	606,720
Residential real estate:
Senior lien	678,576	82	8,733	—	687,391
Junior lien	94,813	426	970	—	96,209
Total residential real estate	773,389	508	9,703	—	783,600
Consumer	22,139	—	54	—	22,193
Total originated and acquired loans	$4,225,807	$78,593	$38,614	$1,704	$4,344,718
Loans accounted for under ASC 310-30:
Commercial	$13,722	$495	$2,045	$—	$16,262
Commercial real estate non-owner occupied	33,577	222	661	—	34,460
Residential real estate	4,851	368	1,258	—	6,477
Consumer	—	—	—	—	—
Total loans accounted for under ASC 310-30	$52,150	$1,085	$3,964	$—	$57,199
Total loans	$4,277,957	$79,678	$42,578	$1,704	$4,401,917

	December 31, 2018
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,890,710	$16,531	$22,919	$987	$1,931,147
Owner occupied commercial real estate	393,404	16,349	11,828	85	421,666
Food and agriculture	220,004	1,260	847	45	222,156
Energy	48,462	—	742	—	49,204
Total commercial	2,552,580	34,140	36,336	1,117	2,624,173
Commercial real estate non-owner occupied:
Construction	92,731	915	1,208	—	94,854
Acquisition/development	19,529	—	121	—	19,650
Multifamily	56,685	—	—	—	56,685
Non-owner occupied	355,776	23,243	1,611	—	380,630
Total commercial real estate	524,721	24,158	2,940	—	551,819
Residential real estate:
Senior lien	710,972	3,571	8,493	—	723,036
Junior lien	96,456	415	913	—	97,784
Total residential real estate	807,428	3,986	9,406	—	820,820
Consumer	24,575	—	42	—	24,617
Total originated and acquired loans	$3,909,304	$62,284	$48,724	$1,117	$4,021,429
Loans accounted for under ASC 310-30:
Commercial	$17,579	$537	$2,282	$—	$20,398
Commercial real estate non-owner occupied	39,322	246	825	—	40,393
Residential real estate	7,484	908	1,603	—	9,995
Consumer	—	—	93	—	93
Total loans accounted for under ASC 310-30	$64,385	$1,691	$4,803	$—	$70,879
Total loans	$3,973,689	$63,975	$53,527	$1,117	$4,092,308

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

At September 30, 2019 and December 31, 2018, the Company’s recorded investment in impaired loans was $37.0 million and $31.1 million, respectively, of which $7.4 million and $4.1 million, respectively, were accruing TDRs. Impaired loans had a collective related allowance for loan losses allocated to them of $1.8 million and $1.2 million at September 30, 2019 and December 31, 2018, respectively.

Additional information regarding impaired loans at September 30, 2019 and December 31, 2018 is set forth in the table below:

	September 30, 2019			December 31, 2018
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$17,772	$10,982	$—	$4,374	$3,029	$—
Owner occupied commercial real estate	4,129	3,716	—	7,130	6,609	—
Food and agriculture	1,468	1,220	—	1,468	1,260	—
Energy	5,539	915	—	5,366	742	—
Total commercial	28,908	16,833	—	18,338	11,640	—
Commercial real estate non-owner occupied:
Construction	389	385	—	1,435	1,208	—
Acquisition/development	763	731	—	378	121	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	90	26	—	641	547	—
Total commercial real estate	1,242	1,142	—	2,454	1,876	—
Residential real estate:
Senior lien	4,660	4,339	—	4,229	3,814	—
Junior lien	355	320	—	409	341	—
Total residential real estate	5,015	4,659	—	4,638	4,155	—
Consumer	60	54	—	46	42	—
Total impaired loans with no related allowance recorded	$35,225	$22,688	$—	$25,476	$17,713	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$8,679	$5,959	$1,486	$7,252	$4,627	$996
Owner occupied commercial real estate	1,263	1,045	86	1,362	1,169	90
Food and agriculture	798	792	36	883	845	46
Energy	—	—	—	—	—	—
Total commercial	10,740	7,796	1,608	9,497	6,641	1,132
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	590	525	117	313	254	2
Total commercial real estate	590	525	117	313	254	2
Residential real estate:
Senior lien	5,900	4,974	24	6,032	5,178	27
Junior lien	1,153	1,019	7	1,408	1,293	8
Total residential real estate	7,053	5,993	31	7,440	6,471	35
Consumer	—	—	—	—	—	—
Total impaired loans with a related allowance recorded	$18,383	$14,314	$1,756	$17,250	$13,366	$1,169
Total impaired loans	$53,608	$37,002	$1,756	$42,726	$31,079	$1,169

The tables below show additional information regarding the average recorded investment and interest income recognized on impaired loans for the periods presented:

	For the three months ended
	September 30, 2019		September 30, 2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$11,808	$41	$4,518	$68
Owner occupied commercial real estate	3,656	7	7,278	17
Food and agriculture	1,220	—	1,259	—
Energy	909	—	2,044	15
Total commercial	17,593	48	15,099	100
Commercial real estate non-owner occupied:
Construction	257	—	1,081	—
Acquisition/development	491	—	590	—
Multifamily	—	—	—	—
Non-owner occupied	27	—	559	—
Total commercial real estate	775	—	2,230	—
Residential real estate:
Senior lien	4,313	1	3,062	—
Junior lien	323	1	316	1
Total residential real estate	4,636	2	3,378	1
Consumer	10	—	12	—
Total impaired loans with no related allowance recorded	$23,014	$50	$20,719	$101
With a related allowance recorded:
Commercial:
Commercial and industrial	$5,908	$—	$5,015	$—
Owner occupied commercial real estate	1,060	6	1,205	5
Food and agriculture	799	3	853	1
Energy	—	—	—	—
Total commercial	7,767	9	7,073	6
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	528	2	277	4
Total commercial real estate	528	2	277	4
Residential real estate:
Senior lien	5,004	15	5,351	17
Junior lien	1,029	7	1,250	16
Total residential real estate	6,033	22	6,601	33
Consumer	40	—	35	—
Total impaired loans with a related allowance recorded	$14,368	$33	$13,986	$44
Total impaired loans	$37,382	$83	$34,705	$145

	For the nine months ended
	September 30, 2019		September 30, 2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,569	$129	$5,206	$241
Owner occupied commercial real estate	3,345	20	7,415	52
Food and agriculture	1,348	—	1,259	6
Energy	839	—	2,080	52
Total Commercial	12,101	149	15,960	351
Commercial real estate non-owner occupied:
Construction	86	—	1,081	—
Acquisition/development	170	—	768	—
Multifamily	—	—	—	—
Non-owner occupied	29	—	580	—
Total commercial real estate	285	—	2,429	—
Residential real estate:
Senior lien	3,677	1	3,118	—
Junior lien	334	2	323	1
Total residential real estate	4,010	3	3,441	1
Consumer	11	—	13	—
Total impaired loans with no related allowance recorded	$16,408	$152	$21,843	$352
With a related allowance recorded:
Commercial:
Commercial and industrial	$5,286	$—	$5,175	$—
Owner occupied commercial real estate	1,093	18	1,234	14
Food and agriculture	630	7	866	4
Energy	—	—	—	—
Total Commercial	7,010	25	7,275	18
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	511	11	297	14
Total commercial real estate	511	11	297	14
Residential real estate:
Senior lien	4,813	43	5,503	43
Junior lien	1,009	22	1,273	35
Total residential real estate	5,822	65	6,776	78
Consumer	43	—	38	—
Total impaired loans with a related allowance recorded	$13,386	$101	$14,386	$109
Total impaired loans	$29,794	$253	$36,229	$461

Interest income recognized on impaired loans noted in the tables above primarily represents interest earned on accruing TDRs. Interest income recognized on impaired loans during the three months ended September 30, 2019 and 2018 was $0.1 million and $0.1 million, respectively. Interest income recognized on impaired loans during the nine months ended September 30, 2019 and 2018 was $0.3 million and $0.5 million, respectively.

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

During the nine months ended September 30, 2019, the Company restructured 15 loans with a recorded investment of $8.2 million at September 30, 2019 to facilitate repayment. Loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The tables below provide additional information related to accruing TDRs at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$6,085	$1,738	$6,207	$151
Commercial real estate non-owner occupied	159	181	210	—
Residential real estate	1,140	1,124	1,172	12
Consumer	—	—	—	—
Total	$7,384	$3,043	$7,589	$163

	December 31, 2018
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$2,730	$2,827	$3,155	$—
Commercial real estate non-owner occupied	229	260	280	—
Residential real estate	1,114	1,163	1,121	12
Consumer	—	—	—	—
Total	$4,073	$4,250	$4,556	$12

The following table summarizes the Company’s carrying value of non-accrual TDRs as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Commercial	$2,392	$1,854
Commercial real estate non-owner occupied	1,109	—
Residential real estate	2,630	1,584
Consumer	—	—
Total non-accruing TDRs	$6,131	$3,438

At September 30, 2019 and December 31, 2018, the Company had $7.4 million and $4.1 million, respectively, of accruing TDRs that had been restructured from the original terms in order to facilitate repayment. Non-accruing TDRs totaled $6.1 million as of September 30, 2019 and increased $2.7 million from December 31, 2018.

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had no TDRs modified within the past 12 months that had defaulted on their restructured terms during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company had three TDRs totaling $0.4 million that were modified within the past 12 months and had defaulted on their restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDRs.

Loans accounted for under ASC 310-30

Loan pools accounted for under ASC Topic 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The remeasurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during the nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Accretable yield beginning balance	$35,901	$46,568
Reclassification from non-accretable difference	6,195	10,070
Reclassification to non-accretable difference	(921)	(1,929)
Accretion	(10,232)	(15,009)
Accretable yield ending balance	$30,943	$39,700

Below is the composition of the net book value for loans accounted for under ASC 310-30 at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Contractual cash flows	$397,081	$420,994
Non-accretable difference	(308,939)	(314,214)
Accretable yield	(30,943)	(35,901)
Loans accounted for under ASC 310-30	$57,199	$70,879

Note 5 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses and recorded investment in loans as of and for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,823	$5,067	$3,851	$341	$40,082
Originated and acquired beginning balance	30,642	5,067	3,841	341	39,891
Charge-offs	(6,760)	(1)	(77)	(263)	(7,101)
Recoveries	2	—	3	34	39
Provision	5,731	(11)	(204)	185	5,701
Originated and acquired ending balance	29,615	5,055	3,563	297	38,530
ASC 310-30 beginning balance	181	—	10	—	191
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Recoupment	(1)	—	(10)	—	(11)
ASC 310-30 ending balance	180	—	—	—	180
Ending balance	$29,795	$5,055	$3,563	$297	$38,710

	Three months ended September 30, 2018
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$23,582	$4,561	$3,781	$306	$32,230
Originated and acquired beginning balance	23,400	4,542	3,781	306	32,029
Charge-offs	—	—	(13)	(381)	(394)
Recoveries	1,097	—	2	71	1,170
Provision	606	(78)	(49)	322	801
Originated and acquired ending balance	25,103	4,464	3,721	318	33,606
ASC 310-30 beginning balance	182	19	—	—	201
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision (recoupment)	9	(3)	—	—	6
ASC 310-30 ending balance	191	16	—	—	207
Ending balance	$25,294	$4,480	$3,721	$318	$33,813

	Nine months ended September 30, 2019
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$27,137	$4,406	$3,800	$349	$35,692
Originated and acquired beginning balance	26,946	4,406	3,760	349	35,461
Charge-offs	(6,841)	(1)	(124)	(696)	(7,662)
Recoveries	31	11	32	143	217
Provision	9,479	639	(105)	501	10,514
Originated and acquired ending balance	29,615	5,055	3,563	297	38,530
ASC 310-30 beginning balance	191	—	40	—	231
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Recoupment	(11)	—	(40)	—	(51)
ASC 310-30 ending balance	180	—	—	—	180
Ending balance	$29,795	$5,055	$3,563	$297	$38,710
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$1,608	$117	$31	$—	$1,756
Originated and acquired loans collectively evaluated for impairment	28,007	4,938	3,532	297	36,774
ASC 310-30 loans	180	—	—	—	180
Total ending allowance balance	$29,795	$5,055	$3,563	$297	$38,710
Loans:
Originated and acquired loans individually evaluated for impairment	$24,630	$1,667	$10,652	$54	$37,003
Originated and acquired loans collectively evaluated for impairment	2,907,575	605,053	772,948	22,139	4,307,715
ASC 310-30 loans	16,262	34,460	6,477	—	57,199
Total loans	$2,948,467	$641,180	$790,077	$22,193	$4,401,917

	Nine months ended September 30, 2018
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$21,385	$5,609	$3,965	$305	$31,264
Originated and acquired beginning balance	21,340	5,583	3,965	305	31,193
Charge-offs	(437)	(11)	(103)	(894)	(1,445)
Recoveries	1,152	—	8	174	1,334
Provision	3,048	(1,108)	(149)	733	2,524
Originated and acquired ending balance	25,103	4,464	3,721	318	33,606
ASC 310-30 beginning balance	45	26	—	—	71
Charge-offs	(61)	—	—	—	(61)
Recoveries	—	—	—	—	—
Provision (recoupment)	207	(10)	—	—	197
ASC 310-30 ending balance	191	16	—	—	207
Ending balance	$25,294	$4,480	$3,721	$318	$33,813
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$1,446	$2	$36	$—	$1,484
Originated and acquired loans collectively evaluated for impairment	23,657	4,462	3,685	318	32,122
ASC 310-30 loans	191	16	—	—	207
Total ending allowance balance	$25,294	$4,480	$3,721	$318	$33,813
Loans:
Originated and acquired loans individually evaluated for impairment	$22,585	$2,034	$4,319	$5,640	$34,578
Originated and acquired loans collectively evaluated for impairment	2,397,248	567,367	810,187	21,010	3,795,812
ASC 310-30 loans	22,258	41,842	10,721	100	74,921
Total loans	$2,442,091	$611,243	$825,227	$26,750	$3,905,311

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

Net charge-offs on originated and acquired loans during the three and nine months ended September 30, 2019 totaled $7.1 million and $7.4 million, respectively, and included $6.6 million for one previously identified acquired commercial loan that was placed on non-accrual during the second quarter of 2019. Management's evaluation of credit quality resulted in provisions for originated and acquired loan losses of $5.7 million and $10.5 million during the three and nine months ended September 30, 2019, respectively, and included $4.2 million and $6.6 million, respectively, related to the loan described above. Provision for originated and acquired loans for the three and nine months ended September 30, 2018 was $0.8 million and $2.5 million, respectively.

During the nine months ended September 30, 2019, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The remeasurement during the three and nine months ended September 30, 2019 resulted in recoupment of $11 thousand and $51 thousand, respectively. The remeasurement during the three and nine months ended September 30, 2018 resulted in net provision of $6 thousand and $197 thousand, respectively.

Note 6 Leases

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019. As a result of the adoption, the Company recorded lease right-of-use (“ROU”) assets and lease liabilities of $30.5 million with a cumulative effect adjustment to beginning retained earnings of $0.3 million. As of September 30, 2019, ROU assets totaled $30.7 million included in other assets and related lease liabilities totaled $30.9 million included in other liabilities on the consolidated statements of financial condition.

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

The Company has operating leases for banking centers, corporate offices and ATM locations, with remaining lease terms ranging from one year to ten years. The Company only included reasonably certain renewal options in the lease terms. The weighted-average remaining lease term for our operating leases was 5.3 years at September 30, 2019. As of September 30, 2019, the weighted-average discount rate was 3.34%, utilizing the Company’s incremental FHLB borrowing rate for borrowings of a similar term at the date of lease commencement.

Rent expense totaled $1.5 million and $4.3 million for the three and nine months ended September 30, 2019, respectively, and was recorded within occupancy and equipment on the consolidated statements of operations. Lease payments do not include non-lease components such as real estate taxes, insurance and common area maintenance.

The tables below represent undiscounted future cash flows under the current and prior lease guidance. Current guidance per ASC Topic 842 requires that optional renewal periods be included when it is reasonably certain they will be exercised.

Below is a summary of undiscounted future minimum lease payments as of September 30, 2019 per ASC Topic 842, Leases:

Amount
For the three months ending December 31, 2019	$1,411
For the year ending December 31, 2020	5,435
For the year ending December 31, 2021	5,148
For the year ending December 31, 2022	4,643
For the year ending December 31, 2023	4,330
Thereafter	19,323
Total lease payments	40,290
Less: Imputed interest	9,392
Present value of operating lease liabilities	$30,898

Below is a summary of undiscounted future minimum lease payments as of December 31, 2018 per ASC Topic 840, Leases:

Years ending December 31,	Amount
2019	$3,092
2020	2,981
2021	3,091
2022	3,052
2023	2,047
Thereafter	10,163
Total	$24,426

Note 7 Other Real Estate Owned

A summary of the activity in OREO during the nine months ended September 30, 2019 and 2018 is as follows:

	For the nine months ended September 30,
	2019	2018
Beginning balance	$10,596	$10,491
Acquired through acquisition	—	1,253
Transfers from loan portfolio, at fair value	2,488	24,919
Impairments	(872)	(220)
Sales	(4,308)	(1,308)
Ending balance	$7,904	$35,135

OREO totaled $7.9 million at September 30, 2019 and decreased $2.7 million from December 31, 2018. During the nine months ended September 30, 2019 and 2018, the Company sold OREO properties with net book balances of $4.3 million and $1.3 million, respectively. The sales resulted in net OREO gains of $7.2 million and $0.4 million which were included in the consolidated statements of operations for the nine months ended September 30, 2019 and 2018, respectively.

Note 8 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with all of our acquisitions, the Company recorded goodwill of $115.0 million and core deposit intangible assets of $48.8 million. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or nine months ended September 30, 2019 or the year ended December 31, 2018.

The gross carrying amount of the core deposit intangibles and the associated accumulated amortization at September 30, 2019 and December 31, 2018, are presented as follows:

	September 30, 2019			December 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$39,807	$9,027	$48,834	$38,920	$9,914

The Company is amortizing the core deposit intangibles from acquisitions on a straight line basis over 7-10 years from the date of the respective acquisition, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $0.3 million and $0.9 million during the three and nine months ended September 30, 2019, respectively, and $0.5 million and $1.8 million during the three and nine months ended September 30, 2018, respectively.

The following table shows the estimated future amortization expense for the core deposit intangibles as of September 30, 2019:

Amount
For the three months ending December 31, 2019	$296
For the year ending December 31, 2020	1,183
For the year ending December 31, 2021	1,183
For the year ending December 31, 2022	1,127
For the year ending December 31, 2023	1,048

Mortgage servicing rights

Mortgage servicing rights represent rights to service loans originated by the Company and sold to government sponsored enterprises including FHLMC, FNMA, GNMA and FHLB. Mortgage loans serviced for others were $334.5 million and $404.5 million at September 30, 2019 and 2018, respectively.

Below are the changes in the mortgage servicing rights for the periods presented:

	For the nine months ended September 30,
	2019	2018
Beginning balance	$3,556	$—
Acquired through acquisition	—	4,301
Originations	26	25
Impairment	(453)	(68)
Amortization	(578)	(588)
Ending balance	$2,551	$3,670
Fair value of mortgage servicing rights	$2,551	$4,351

The fair value of mortgage servicing rights was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.5% and the constant prepayment speed ranged from 17.9% to 26.7% for the September 30, 2019 valuation. Included in mortgage banking income in the consolidated statements of operations were service fees of $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.9 million for the three and nine months ended September 30, 2018, respectively.

Mortgage servicing rights are evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by type (FHLMC, FNMA, GNMA and FHLB) and interest rate. The Company is amortizing the mortgage servicing rights in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company recognized mortgage servicing rights amortization expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively.

The following table shows the estimated future amortization expense for the mortgage servicing rights as of September 30, 2019:

Amount
For the three months ending December 31, 2019	$141
For the year ending December 31, 2020	534
For the year ending December 31, 2021	416
For the year ending December 31, 2022	324
For the year ending December 31, 2023	252

Note 9 Borrowings

The Company enters into repurchase agreements to facilitate the needs of its clients. As of September 30, 2019 and December 31, 2018, the Company sold securities under agreements to repurchase totaling $62.7 million and $66.0 million, respectively, and none were for periods longer than one day. The Company pledged mortgage-backed securities with a fair value of approximately $73.2 million and $73.9 million as of September 30, 2019 and December 31, 2018, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of September 30, 2019 and December 31, 2018, the Company had $8.6 million and $5.9 million of excess collateral pledged for repurchase agreements, respectively.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.0 billion at September 30, 2019. At September 30, 2019 and December 31, 2018, the Bank had $278.9 million and $234.3 million in line of credit advances from the FHLB, respectively, that mature within a day. At September 30, 2019, the Bank had one term advance totaling $15.0 million, which had a fixed interest rate of 2.33% and a maturity date in October 2020. At December 31, 2018, the Bank had $67.3 million in term advances from the FHLB with fixed interest rates between 1.55% - 2.33% and maturity dates of 2019 - 2020. The Bank had investment securities and loans pledged as collateral for FHLB advances. Investment securities pledged were $17.2 million at September 30, 2019 and $16.0 million at December 31, 2018. Loans pledged were $1.5 billion at September 30, 2019 and $1.6 billion at December 31, 2018. Interest expense related to FHLB advances and other short-term borrowings totaled $1.4 million and $4.8 million for the three and nine months ended September 30, 2019, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2018, respectively.

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

Under the Basel III requirements, at September 30, 2019 and December 31, 2018, the Company and the Bank met all capital requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	September 30, 2019
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.9%	$625,512	N/A	N/A	4.0%	$229,652
NBH Bank	8.8%	506,485	5.0%	$286,546	4.0%	229,237
Common equity tier 1 risk-based capital:
Consolidated	12.9%	$625,512	N/A	N/A	7.0%	$401,891
NBH Bank	10.5%	506,485	6.5%	$372,510	7.0%	401,164
Tier 1 risk-based capital ratio:
Consolidated	12.9%	$625,512	N/A	N/A	8.5%	$411,179
NBH Bank	10.5%	506,485	8.0%	$386,379	8.5%	410,527
Total risk-based capital ratio:
Consolidated	13.8%	$667,132	N/A	N/A	10.5%	$507,926
NBH Bank	11.4%	548,105	10.0%	$482,973	10.5%	507,122

	December 31, 2018
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.5%	$580,504	N/A	N/A	4.0%	$220,988
NBH Bank	9.0%	498,283	5.0%	$275,703	4.0%	220,563
Common equity tier 1 risk-based capital:
Consolidated	12.9%	$580,504	N/A	N/A	7.0%	$386,728
NBH Bank	11.1%	498,283	6.5%	$358,414	7.0%	385,984
Tier 1 risk-based capital ratio:
Consolidated	12.9%	$580,504	N/A	N/A	8.5%	$382,306
NBH Bank	11.1%	498,283	8.0%	$358,938	8.5%	381,372
Total risk-based capital ratio:
Consolidated	13.8%	$620,275	N/A	N/A	10.5%	$472,261
NBH Bank	12.0%	538,054	10.0%	$448,672	10.5%	471,106
(1)	As of the fully phased-in date of January 1, 2019, including the capital conservation buffer.

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

Bank card fees

Bank card fees are primarily comprised of debit card income, ATM fees, merchant services income and other fees. Debit card income is primarily comprised of interchange fees earned whenever the Bank’s debit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM. Merchant services income mainly represents fees charged to merchants to process their debit card transactions. The Company’s performance obligation for bank card fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Gain on OREO sales, net

Gain on OREO Sales, net is recognized when the Company meets its performance obligation to transfer title to the buyer. The gain or loss is measured as the excess of the proceeds received compared to the OREO carrying value. Sales proceeds are received in cash at the time of transfer.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three and nine months ended September 30, 2019 and 2018.

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Non-interest income
In-scope of Topic 606:
Service Charges and other fees	$5,112	$5,145	$14,822	$15,328
Bank card fees	3,752	3,686	10,946	10,720
Non-interest income (in-scope of Topic 606)	8,864	8,831	25,768	26,048
Non-interest income (out-of-scope of Topic 606)	15,895	9,230	36,702	29,410
Total non-interest income	$24,759	$18,061	$62,470	$55,458
Non-interest expense
In-scope of Topic 606:
Gain on OREO sales, net	6,514	450	7,200	386
Total revenue in-scope of Topic 606	$15,378	$9,281	$32,968	$26,434

Contract balances

A contract asset balance occurs when an entity performs a service for a client before the client pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a client for which the entity has already received payment (or payment is due) from the client. The Company’s non-interest revenue streams are largely based on transactional activity or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any contract balances.

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

The following table summarizes stock option activity for the nine months ended September 30, 2019:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2018	1,264,876	$22.33	3.92	$11,387
Granted	147,121	34.19
Exercised	(705,135)	20.12
Forfeited	(45,395)	31.10
Outstanding at September 30, 2019	661,467	$26.73	6.68	$4,970
Options exercisable at September 30, 2019	403,695	22.25	5.23	4,825
Options vested and expected to vest	629,815	26.37	6.56	4,956

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.2 years.

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1 - 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

The Company grants performance stock units which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit for awards granted during the nine months ended September 30, 2019 of the EPS target portion and the TSR target portion was $34.08 and $27.01, respectively. During the nine months ended September 30, 2019 the Company awarded an additional 22,246 units due to final performance results related to performance stock units granted in 2016.

The following table summarizes restricted stock and performance stock unit activity during the nine months ended September 30, 2019:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2018	146,494	$28.19	192,049	$26.40
Granted	84,520	35.04	60,781	30.85
Adjustment due to performance	—	—	22,246	17.36
Vested	(73,879)	23.46	(95,308)	18.02
Forfeited	(21,053)	32.17	(20,231)	31.50
Unvested at September 30, 2019	136,082	$34.40	159,537	$31.19

As of September 30, 2019, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $2.7 million and $2.9 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.1 years and 1.9 years, respectively. Expense related to non-vested restricted stock awards totaled $0.7 million and $0.6 million during the three months ended September 30, 2019 and 2018, respectively, and $1.6 million and $1.6 million during the nine months ended September 30, 2019 and 2018, respectively. Expense related to non-vested performance stock units totaled $0.5 million and $0.4 million during the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $1.1 million during the nine months ended September 30, 2019 and 2018, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and June 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 326,088 was available for issuance at September 30, 2019.

Under the ESPP, employees purchased 16,556 shares and 12,515 shares during the nine months ended September 30, 2019 and 2018, respectively.

Note 13 Common Stock

The Company had 31,169,086 and 30,769,063 shares of Class A common stock outstanding at September 30, 2019 and December 31, 2018, respectively. Additionally, the Company had 136,082 and 146,494 shares outstanding at September 30, 2019 and December 31, 2018, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On August 5, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. The remaining authorization under this program as of September 30, 2019 was $12.6 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 31,169,086 and 30,759,595 shares of Class A common stock outstanding as of September 30, 2019 and 2018, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2019 and 2018.

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$21,642	$18,240	$60,846	$44,216
Less: income allocated to participating securities	(25)	(18)	(69)	(49)
Income allocated to common shareholders	$21,617	$18,222	$60,777	$44,167
Weighted average shares outstanding for basic earnings per common share	31,281,970	30,869,683	31,133,982	30,700,977
Dilutive effect of equity awards	227,029	671,033	403,352	687,809
Weighted average shares outstanding for diluted earnings per common share	31,508,999	31,540,716	31,537,334	31,388,786
Basic earnings per share	$0.69	$0.59	$1.95	$1.44
Diluted earnings per share	$0.69	$0.58	$1.93	$1.41

The Company had 661,467 and 1,262,077 outstanding stock options to purchase common stock at weighted average exercise prices of $26.73 and $22.29 per share at September 30, 2019 and 2018, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 295,619 and 348,337 unvested restricted shares and units issued as of September 30, 2019 and 2018, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2019 and December 31, 2018.

Information about the valuation methods used to measure fair value is provided in note 17.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	location	2019	2018	Location	2019	2018
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$270	$17,436	Other liabilities	$23,385	$228
Total derivatives designated as hedging instruments		$270	$17,436		$23,385	$228

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$10,736	$3,191	Other liabilities	$11,646	$3,349
Interest rate lock commitments	Other assets	2,126	871	Other liabilities	250	72
Forward contracts	Other assets	232	—	Other liabilities	655	472
Total derivatives not designated as hedging instruments		$13,094	$4,062		$12,551	$3,893

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2019, the Company had interest rate swaps with a notional amount of $427.2 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2018, the Company had interest rate swaps with a notional amount of $473.4 million, which were designated as fair value hedges. These interest rate swaps were associated with $429.4 million and $522.7 million of the Company’s fixed-rate loans as of September 30, 2019 and December 31, 2018, respectively, before a $23.5 million and $13.2 million fair value loss hedge adjustment in the carrying amount as of September 30, 2019 and December 31, 2018, respectively. The Company’s fixed rate loans are included in loans receivable on the statements of financial condition.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2019, the Company had matched interest rate swap transactions with an aggregate notional amount of $462.4 million related to this program. As of December 31, 2018, the Company had matched interest rate swap transactions with an aggregate notional amount of $206.8 million related to this program.

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

The Company had interest rate lock commitments with a notional value of $157.2 million and forward contracts with a notional value of $298.5 million at September 30, 2019. At December 31, 2018, the Company had interest rate lock commitments with a notional value of $50.1 million and forward contracts with a notional value of $77.6 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
hedging relationships	derivatives	2019	2018	2019	2018
Interest rate products	Interest and fees on loans	$5,809	$4,516	$(11,791)	$21,856
Total		$5,809	$4,516	$(11,791)	$21,856

	Location of gain (loss)	Amount of (loss) gain recognized in income on hedged items
	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
Hedged items	hedged items	2019	2018	2019	2018
Interest rate products	Interest and fees on loans	$(3,313)	$(4,719)	$11,604	$(21,983)
Total		$(3,313)	$(4,719)	$11,604	$(21,983)

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
as hedging instruments	derivatives	2019	2018	2019	2018
Interest rate products	Other non-interest expense	$(198)	$5	$(761)	$(120)
Interest rate lock commitments	Mortgage banking income	522	(811)	2,290	(952)
Forward contracts	Mortgage banking income	348	(425)	49	988
Total		$672	$(1,231)	$1,578	$(84)

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

As of September 30, 2019, the termination value of derivatives in a net liability position related to these agreements was $36.8 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of September 30, 2019, the Company had posted $39.1 million in eligible collateral. If the Company had breached any of these provisions at September 30, 2019, it could have been required to settle its obligations under the agreements at the termination value.

Note 16 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At September 30, 2019 and December 31, 2018, the Company had loan commitments totaling $801.1 million and $773.5 million, respectively, and standby letters of credit that totaled $11.7 million and $10.6 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Commitments to fund loans	$216,363	$183,946
Unfunded commitments under lines of credit	584,779	589,573
Commercial and standby letters of credit	11,705	10,558
Total unfunded commitments	$812,847	$784,077

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company has established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. The Company recorded a repurchase reserve of $2.5 million and $3.4 million at September 30, 2019 and December 31, 2018, respectively, which is included in other liabilities on the consolidated statements of financial condition.

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the nine months ended September 30, 2019 and 2018, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At September 30, 2019 and December 31, 2018, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$103,885	$—	$103,885
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	556,165	—	556,165
Municipal securities	—	441	—	441
Loans held for sale	—	204,602	—	204,602
Interest rate swap derivatives	—	11,006	—	11,006
Mortgage banking derivatives	—	—	2,358	2,358
Total assets at fair value	$—	$876,099	$2,358	$878,457
Liabilities:
Interest rate swap derivatives	$—	$35,031	$—	$35,031
Mortgage banking derivatives	—	—	905	905
Total liabilities at fair value	$—	$35,031	$905	$35,936

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$146,642	$—	$146,642
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	643,381	—	643,381
Municipal securities	—	441	—	441
Loans held for sale	—	48,120	—	48,120
Interest rate swap derivatives	—	20,627	—	20,627
Mortgage banking derivatives	—	—	871	871
Total assets at fair value	$—	$859,211	$871	$860,082
Liabilities:
Interest rate swap derivatives	$—	$3,577	$—	$3,577
Mortgage banking derivatives	—	—	544	544
Total liabilities at fair value	$—	$3,577	$544	$4,121

The table below details the changes in level 3 financial instruments during the nine months ended September 30, 2019:

Mortgage banking
derivatives, net
Balance at December 31, 2018	$327
Gain included in earnings, net	2,339
Fees and costs included in earnings, net	(1,213)
Balance at September 30, 2019	$1,453

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Impaired loans—The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 0% - 25%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At September 30, 2019, the Company recorded a specific reserve of $1.8 million related to eight originated and acquired loans with a carrying balance of $5.9 million. At September 30, 2018, the Company recorded a specific reserve of $1.4 million related to five originated and acquired loans with a carrying balance of $5.2 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $872 thousand and $220 thousand of OREO impairments in its consolidated statements of operations during the nine months ended September 30, 2019 and 2018, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—Mortgage servicing rights represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.5% at September 30, 2019 and prepayment speed assumption ranges of 17.9% to 26.7% at September 30, 2019 as inputs. Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. The Company recognized $453 thousand of mortgage servicing rights impairment during the nine months ended September 30, 2019, which is included in mortgage banking income on the consolidated statements of operations. No impairment of mortgage servicing rights was recorded for the nine months ended September 30, 2018. The inputs used to determine the fair values of mortgage servicing rights are considered level 3 inputs in the fair value hierarchy.

Premises and equipment—During the third quarter of 2019, the Company approved plans to consolidate four banking centers in the Colorado and Kansas City markets during the fourth quarter of 2019. Premise and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The Company recognized $0.9 million of impairments in its unaudited consolidated statements of operations related to banking centers classified as held-for-sale totaling $3.4 million during the nine months ended September 30, 2019.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The table below provides information regarding the assets recorded at fair value on a non-recurring basis during the nine months ended September 30, 2019 and 2018:

	September 30, 2019
	Total	Losses from fair value changes
Impaired loans	$37,002	$7,571
Other real estate owned	7,904	872
Premises and equipment	3,385	898
Mortgage servicing rights	2,879	453
Total	$51,170	$9,794

	September 30, 2018
	Total	Losses from fair value changes
Impaired loans	$34,578	$1,482
Other real estate owned	35,135	220
Mortgage servicing rights	3,670	68
Total	$73,383	$1,770

The Company did not record any liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2019.

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

The fair value of financial instruments at September 30, 2019 and December 31, 2018, including methods and assumptions utilized for determining fair value of financial instruments are set forth below:

	Level in fair value	September 30, 2019		December 31, 2018
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$116,919	$116,919	$109,556	$109,556
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	103,885	103,885	146,642	146,642
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	556,165	556,165	643,381	643,381
Municipal securities	Level 2	441	441	441	441
Municipal securities	Level 3	169	169	169	169
Other available-for-sale securities	Level 3	469	469	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	127,008	127,972	157,115	154,412
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	62,974	62,679	78,283	76,514
Non-marketable securities	Level 2	27,277	27,277	27,555	27,555
Loans receivable	Level 3	4,401,917	4,518,410	4,092,308	4,082,146
Loans held for sale	Level 2	204,602	204,602	48,120	48,120
Accrued interest receivable	Level 2	22,936	22,936	17,852	17,852
Interest rate swap derivatives	Level 2	11,006	11,006	20,627	20,627
Mortgage banking derivatives	Level 3	2,358	2,358	871	871
LIABILITIES
Deposit transaction accounts	Level 2	3,666,559	3,666,559	3,445,092	3,445,092
Time deposits	Level 2	1,067,301	1,067,793	1,080,529	1,068,233
Securities sold under agreements to repurchase	Level 2	62,735	62,735	66,047	66,047
Federal Home Loan Bank advances	Level 2	303,897	304,184	301,660	301,933
Accrued interest payable	Level 2	9,508	9,508	6,889	6,889
Interest rate swap derivatives	Level 2	35,031	35,031	3,577	3,577
Mortgage banking derivatives	Level 3	905	905	544	544

Note 19 Acquisition Activities

On January 1, 2018, the Company completed its acquisition of Peoples, Inc., the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. Immediately following the completion of the acquisition, Peoples National Bank and Peoples Bank merged into NBH Bank. Pursuant to the merger agreement executed in June 2017, the Company paid $36.2 million of cash consideration and 3,398,477 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Peoples. Included in the cash consideration is $10.0 million of restricted cash placed in escrow for certain potential liabilities the Company is indemnified for pursuant to the merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition at September 30, 2019. The transaction was valued at $146.4 million in the aggregate, based on the Company’s closing price of $32.43 on the acquisition date. Acquisition-related costs of $0.0 million and $8.0 million on a pre-tax basis were included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2018. The results of Peoples are included in the results of the Company subsequent to the acquisition date.

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2019, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2018, 2017 and 2016. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing simple and fair-minded solutions while offering personal service to our clients. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We also believe that our established presence in core markets that are outperforming national averages positions us well for growth opportunities. As of September 30, 2019, we had $6.0 billion in assets, $4.4 billion in loans, $4.7 billion in deposits and $0.8 billion in equity.

Operating Highlights and Key Challenges

Increased profitability and returns

●

Net income was $60.8 million, or $1.93 per diluted share, for the nine months ended September 30, 2019, compared to net income of $44.2 million, or $1.41 per diluted share, for the same period in the prior year. Net income during the nine months ended September 30, 2018 included $6.3 million, after-tax, of expenses related to the acquisition of Peoples. Adjusting for these expenses, net income would have been $50.5 million, or $1.61 per diluted share, for the nine months ended September 30, 2018.

●

The return on average tangible assets was 1.45% for the nine months ended September 30, 2019 compared to 1.11% for the same period in the prior year. Adjusting for the non-recurring Peoples acquisition expenses, the return on average tangible assets was 1.27% for the nine months ended September 30, 2018.

●

The return on average tangible common equity was 13.43% for the nine months ended September 30, 2019 compared to 11.36% for the same period in the prior year. Adjusting for Peoples acquisition expenses, the return on average tangible common equity was 12.94% for the nine months ended September 30, 2018.

Strategic execution

●

As part of our continued focus on improving operating efficiencies and investing in digital solutions for our clients, we will consolidate four banking centers in our Colorado and Kansas City markets during the fourth quarter of 2019. A fair value impairment charge of $0.9 million was recorded to other non-interest expense during the third quarter of 2019 related to the planned consolidations, with an expected earn back of less than one year.

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

●	Continued to build and deepen relationships with our clients, resulting in average transaction deposit growth of $78.4 million, or 3.0% annualized, since December 31, 2018.

Loan portfolio

●	Total loans ended the quarter at $4.4 billion and increased $309.6 million, or 10.1% annualized, since December 31, 2018.

●

Grew originated and acquired loans outstanding to $4.3 billion, an increase of $323.3 million, or 10.7% annualized, since December 31, 2018, led by originated commercial loan growth of $342.2 million, or 18.4% annualized.

●	Loan originations over the trailing 12 months totaled a record $1.3 billion, led by commercial loan originations of $869.0 million.

Credit quality

●

Provision for loan losses totaled $5.7 million and $10.5 million during the three and nine months ended September 30, 2019, respectively, compared to $0.8 million and $2.7 million during the three and nine months ended September 30, 2018. The current provision was recorded to support originated loan growth and net charge-offs, and included $4.2 million and $6.6 million during the three and nine months ended September 30, 2019, respectively, related to one previously acquired commercial loan that was placed on non-accrual during the second quarter of 2019.

●

Net charge-offs of $7.1 million and $7.5 million were recorded during the three and nine months ended September 30, 2019, and included $6.6 million related to the loan described above. Annualized net charge-offs to average total loans totaled 0.65% and 0.23% for the three and nine months ended September 30, 2019, respectively.

●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual TDRs) decreased to 0.58% of total loans at September 30, 2019, compared to 0.60% at December 31, 2018. Non-performing assets to total loans and OREO totaled 0.76% at September 30, 2019 compared to 0.85% at December 31, 2018.

Client deposit funded balance sheet

●	Average non-interest bearing demand deposits increased $78.1 million, or 7.3%, during the nine months ended September 30, 2019, compared to the same period in the prior year.
●	Total deposits averaged $4.7 billion during the nine months ended September 30, 2019, compared to $4.6 billion for the same period in the prior year.
●	Time deposits averaged $1.1 billion during the nine months ended September 30, 2019, decreasing $65.5 million, or 5.7%, from the same period prior year.
●	The mix of transaction deposits to total deposits improved to 77.5% at September 30, 2019 from 76.2% at December 31, 2018, due to our continued focus on developing long-term banking relationships.
●

Cost of deposits totaled 0.64% during the nine months ended September 30, 2019, increasing 21 basis points from the same period in the prior year. Cost of funds totaled 0.96% during the nine months ended September 30, 2019, increasing 37 basis points from the same period in the prior year.

Revenues

●

Fully taxable equivalent (FTE) net interest income totaled $159.2 million during the nine months ended September 30, 2019 and increased $9.1 million, or 6.1%, compared to the same period in the prior year.

●	Average earning assets increased $220.0 million, or 4.3%, compared to the same period in the prior year, primarily driven by originated loan growth.
●

The FTE net interest margin widened six basis points to 3.98% for the nine months ended September 30, 2019, when compared to the same period prior year. The yield on earning assets increased 32 basis points, led by a 41 basis point increase in the originated portfolio yields, due to higher new loan yields, which was partially offset by an increase in the cost of funds of 37 basis points from 0.59% to 0.96%.

●

Non-interest income totaled $62.5 million during the nine months ended September 30, 2019, increasing $7.0 million from the same period in the prior year primarily due to $7.3 million higher mortgage banking income, $0.2 million higher combined service charges and bank card fees and $0.2 million higher other non-interest income. These increases were partially offset by a $0.8 million decrease in OREO-related income during the nine months ended September 30, 2019.

Expenses

●

Non-interest expense totaled $134.6 million during the nine months ended September 30, 2019, representing a decrease of $11.8 million from same period in the prior year, primarily driven by $7.2 million of net gains on the sale of OREO properties recorded during the current period and efficiencies gained from the integration of the Peoples acquisition. Additionally, included in the prior period were $8.0 million of non-recurring acquisition costs. Other non-interest expense during the first nine months of 2019 included $0.9 million of expense related to the consolidations of four banking centers.

●

Income tax expense totaled $12.0 million during the nine months ended September 30, 2019, compared to $8.8 million during the same period in the prior year. Tax expense was lowered by $2.2 million and $1.3 million in tax benefit from stock compensation activity for the nine months ended September 30, 2019 and 2018, respectively. Adjusting for the stock compensation activity, the September 30, 2019 and 2018 effective tax rate was 19.4% and 19.1%, respectively.

Strong capital management

●

Capital ratios are strong as our capital position remains in excess of federal bank regulatory thresholds. As of September 30, 2019, our consolidated tier 1 leverage ratio was 10.9% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 12.9%.

●	At September 30, 2019, common book value per share was $24.17, while tangible common book value per share was $20.45.
●	From early 2013 through October 2016, we have repurchased 26.6 million shares, or 51.7% of our shares, at an attractive weighted average price of $20.03 per share.

Key Challenges

There are a number of significant challenges confronting us and our industry. We began banking operations in 2010 by acquiring distressed financial institutions, and sought to rebuild them and implement operational efficiencies across the enterprise as a whole. We face continual challenges implementing our business strategy, including growing the assets, particularly loans, and deposits of our business amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive environment. While at the beginning of 2019 we anticipated a generally rising rate environment throughout the year, prevailing interest rates began decreasing during the third quarter and generally have continued to decrease since that time as a result of three Federal Reserve rate cuts through October 2019.

General economic conditions remained stable in the first nine months of 2019. Amidst national economic concerns surrounding trade tensions and indicators of decreasing consumer confidence, residential real estate values remain strong in our markets and nationally, with many markets, including Denver, hitting new post-crisis highs. We continue to see our markets outperforming national averages on many key indicators. Commercial real estate property fundamentals also remain strong, with stable occupancy and increasing lease rates, along with cyclically low capitalization rates leading to increasing valuations. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

The agriculture industry is in the fourth year of depressed commodity prices. Our food and agriculture portfolio is only 5.3% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.4% of total loans. We have maintained relationships with food and agriculture clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our originated and acquired loans outstanding portfolio at September 30, 2019 totaled $4.3 billion, representing an increase of $323.3 million, or 10.7% annualized, compared to December 31, 2018. Our 310-30 loans have produced higher yields than our originated and acquired loans, due to accretion of fair value adjustments. During the nine months ended September 30, 2019, our weighted average rate on new loans funded at the time of origination was 5.05% (fully taxable equivalent), compared to the nine months ended September 30, 2019 weighted average yield of our originated loan portfolio of 4.84% (fully taxable equivalent). Fully taxable equivalent net interest income reached an inflection point in the second quarter of 2017 and continued through the third quarter of 2019 as the yields and volumes of originated and acquired loans outpaced the decrease in higher yielding 310-30 loan balances. The inflection point was driven by strong new loan originations. Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans and Fed interest rate policy decisions.

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

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2019	2018	2018	2019	2018
Key Ratios(1)
Return on average assets	1.46%	1.22%	1.30%	1.40%	1.06%
Return on average tangible assets(2)	1.51%	1.26%	1.35%	1.45%	1.11%
Return on average tangible assets, adjusted(2)	1.51%	1.26%	1.35%	1.45%	1.27%
Return on average equity	11.44%	10.02%	10.79%	11.16%	9.02%
Return on average tangible common equity(2)	13.68%	12.29%	13.39%	13.43%	11.36%
Return on average tangible common equity, adjusted(2)	13.68%	12.29%	13.39%	13.43%	12.94%
Loan to deposit ratio (end of period)	92.99%	90.23%	84.64%	92.99%	84.64%
Non-interest bearing deposits to total deposits (end of period)	26.13%	23.64%	23.62%	26.13%	23.62%
Net interest margin(4)	3.81%	3.90%	3.87%	3.89%	3.83%
Net interest margin FTE(2)(4)(9)	3.91%	3.99%	3.96%	3.98%	3.92%
Interest rate spread FTE(5)(9)	3.61%	3.78%	3.78%	3.71%	3.76%
Yield on earning assets(3)	4.52%	4.45%	4.35%	4.58%	4.27%
Yield on earning assets FTE(2)(3)(9)	4.61%	4.54%	4.43%	4.67%	4.35%
Cost of interest bearing liabilities(3)	1.00%	0.76%	0.65%	0.96%	0.59%
Cost of deposits	0.67%	0.52%	0.47%	0.64%	0.43%
Non-interest income to total revenue FTE	31.82%	22.81%	26.19%	28.18%	26.98%
Non-interest expense to average assets	2.96%	3.03%	3.16%	3.10%	3.50%
Non-interest expense to average assets, adjusted	2.96%	3.03%	3.16%	3.10%	3.31%
Efficiency ratio(2)	56.83%	64.45%	64.75%	61.38%	71.52%
Efficiency ratio FTE(2)(9)	55.90%	63.30%	63.69%	60.33%	70.38%
Efficiency ratio FTE, adjusted for acquisition-related costs(2)(9)	55.90%	63.30%	63.69%	60.33%	66.51%

Total Loans Asset Quality Data(6)(7)(8)
Non-performing loans to total loans	0.58%	0.60%	0.63%	0.58%	0.63%
Non-performing assets to total loans and OREO	0.76%	0.85%	1.51%	0.76%	1.51%
Allowance for loan losses to total loans	0.88%	0.87%	0.87%	0.88%	0.87%
Allowance for loan losses to non-performing loans	152.41%	145.94%	138.25%	152.41%	138.25%
Net charge-offs to average loans(1)	0.65%	0.06%	(0.08)%	0.23%	0.01%

(1)	Quarter-to-date and year-to-date ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations starting on page 46.
(3)

Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities or loans are excluded from interest earning assets. Interest bearing liabilities include liabilities that must be paid interest.

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
(9)

Presented on a fully taxable equivalent basis using the statutory rate of 21% for each period presented. The taxable equivalent adjustments included above are $1,264, $1,195 and $1,126 for the three months ended September 30, 2019, December 31, 2018 and September 30, 2018, respectively. The taxable equivalent adjustments included above are $3,775 and $3,288 for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	September 30,	December 31,	September 30,
	2019	2018	2018
Total shareholders’ equity	$753,326	$695,006	$673,065
Less: goodwill and core deposit intangible assets, net	(124,054)	(124,941)	(125,294)
Add: deferred tax liability related to goodwill	8,012	7,327	7,098
Tangible common equity (non-GAAP)	$637,284	$577,392	$554,869

Total assets	$5,990,050	$5,676,666	$5,585,104
Less: goodwill and core deposit intangible assets, net	(124,054)	(124,941)	(125,294)
Add: deferred tax liability related to goodwill	8,012	7,327	7,098
Tangible assets (non-GAAP)	$5,874,008	$5,559,052	$5,466,908

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	12.58%	12.24%	12.05%
Less: impact of goodwill and core deposit intangible assets, net	(1.73)%	(1.85)%	(1.90)%
Tangible common equity to tangible assets (non-GAAP)	10.85%	10.39%	10.15%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$637,284	$577,392	$554,869
Divided by: ending shares outstanding	31,169,086	30,769,063	30,759,595
Tangible common book value per share (non-GAAP)	$20.45	$18.77	$18.04

Tangible common book value per share, excluding accumulated other comprehensive loss (AOCI) calculations:
Tangible common equity (non-GAAP)	$637,284	$577,392	$554,869
Accumulated other comprehensive (income) loss, net of tax	(3,087)	11,275	20,214
Tangible common book value, excluding AOCI, net of tax (non-GAAP)	634,197	588,667	575,083
Divided by: ending shares outstanding	31,169,086	30,769,063	30,759,595
Tangible common book value per share, excluding AOCI, net of tax (non-GAAP)	$20.35	$19.13	$18.70

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2019	2018	2018	2019	2018
Net income	$21,642	$17,235	$18,240	$60,846	$44,216
Add: impact of core deposit intangible amortization expense, after tax	224	268	388	674	1,381
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$21,866	$17,503	$18,628	$61,520	$45,597

Average assets	$5,865,785	$5,620,451	$5,576,320	$5,807,689	$5,603,179
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(116,188)	(117,760)	(118,435)	(116,481)	(119,040)
Average tangible assets (non-GAAP)	$5,749,597	$5,502,691	$5,457,885	$5,691,208	$5,484,139

Average shareholders' equity	$750,314	$682,726	$670,515	$728,901	$655,577
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(116,188)	(117,760)	(118,435)	(116,481)	(119,040)
Average tangible common equity (non-GAAP)	$634,126	$564,966	$552,080	$612,420	$536,537

Return on average assets	1.46%	1.22%	1.30%	1.40%	1.06%
Return on average tangible assets (non-GAAP)	1.51%	1.26%	1.35%	1.45%	1.11%
Return on average equity	11.44%	10.02%	10.79%	11.16%	9.02%
Return on average tangible common equity (non-GAAP)	13.68%	12.29%	13.39%	13.43%	11.36%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2019	2018	2018	2019	2018
Interest income	$61,372	$57,780	$55,909	$182,985	$163,611
Add: impact of taxable equivalent adjustment	1,264	1,195	1,126	3,775	3,288
Interest income FTE (non-GAAP)	$62,636	$58,975	$57,035	$186,760	$166,899

Net interest income	$51,785	$50,632	$49,772	$155,442	$146,805
Add: impact of taxable equivalent adjustment	1,264	1,195	1,126	3,775	3,288
Net interest income FTE (non-GAAP)	$53,049	$51,827	$50,898	$159,217	$150,093

Average earning assets	$5,385,407	$5,152,934	$5,104,137	$5,344,494	$5,124,538
Yield on earning assets	4.52%	4.45%	4.35%	4.58%	4.27%
Yield on earning assets FTE (non-GAAP)	4.61%	4.54%	4.43%	4.67%	4.35%
Net interest margin	3.81%	3.90%	3.87%	3.89%	3.83%
Net interest margin FTE (non-GAAP)	3.91%	3.99%	3.96%	3.98%	3.92%

Efficiency Ratio

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2019	2018	2018	2019	2018
Net interest income	$51,785	$50,632	$49,772	$155,442	$146,805
Add: impact of taxable equivalent adjustment	1,264	1,195	1,126	3,775	3,288
Net interest income, FTE (non-GAAP)	$53,049	$51,827	$50,898	$159,217	$150,093

Non-interest income	$24,759	$15,317	$18,061	$62,470	$55,458

Non-interest expense	$43,793	$42,857	$44,432	$134,638	$146,477
Less: core deposit intangible asset amortization	(295)	(353)	(511)	(887)	(1,817)
Non-interest expense, adjusted for core deposit intangible asset amortization	$43,498	$42,504	$43,921	$133,751	$144,660

Non-interest expense, adjusted for core deposit intangible asset amortization	$43,498	$42,504	$43,921	$133,751	$144,660
Non-recurring Peoples acquisition-related expenses	—	—	—	—	(7,957)
Adjusted non-interest expense (non-GAAP)	$43,498	$42,504	$43,921	$133,751	$136,703

Efficiency ratio	56.83%	64.45%	64.75%	61.38%	71.52%
Efficiency ratio FTE (non-GAAP)	55.90%	63.30%	63.69%	60.33%	70.38%
Adjusted efficiency ratio FTE (non-GAAP)	55.90%	63.30%	63.69%	60.33%	66.51%

Adjusted Financial Results

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2019	2018	2018	2019	2018
Adjustments to net income:
Net income	$21,642	$17,235	$18,240	$60,846	$44,216
Adjustments(1)	—	—	—	—	6,321
Adjusted net income (non-GAAP)	$21,642	$17,235	$18,240	$60,846	$50,537

Adjustments to income per share:
Earnings per share	$0.69	$0.55	$0.58	$1.93	$1.41
Adjustments(1)	—	—	—	—	0.20
Adjusted earnings per share - diluted (non-GAAP)	$0.69	$0.55	$0.58	$1.93	$1.61

Adjustments to return on average tangible assets:
Adjusted net income (non-GAAP)	$21,642	$17,235	$18,240	$60,846	$50,537
Add: impact of core deposit intangible amortization expense, after tax	224	268	388	674	1,381
Net income adjusted for impact of core deposit intangible amortization expense, after tax	21,866	17,503	18,628	61,520	51,918
Average tangible assets (non-GAAP)	5,749,597	5,502,691	5,457,885	5,691,208	5,484,139
Adjusted return on average tangible assets (non-GAAP)	1.51%	1.26%	1.35%	1.45%	1.27%

Adjustments to return on average tangible common equity:
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$21,866	$17,503	$18,628	$61,520	$51,918
Average tangible common equity (non-GAAP)	634,126	564,966	552,080	612,420	536,537
Adjusted return on average tangible common equity (non-GAAP)	13.68%	12.29%	13.39%	13.43%	12.94%

Adjustments to non-interest expense:
Non-interest expense	$43,793	$42,857	$44,432	$134,638	$146,477
Adjustments(1)	—	—	—	—	7,957
Adjusted non-interest expense (non-GAAP)	43,793	42,857	44,432	134,638	138,520
Non-interest expense to average assets, adjusted (non-GAAP)	2.96%	3.03%	3.16%	3.10%	3.31%

(1) Adjustments:
Non-interest expense adjustments:
Non-recurring Peoples acquisition-related expenses	$—	$—	$—	$—	$7,957
Total pre-tax adjustments (non-GAAP)	—	—	—	—	7,957
Collective tax expense impact	—	—	—	—	(1,636)
Adjustments (non-GAAP)	$—	$—	$—	$—	$6,321

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

Financial Condition

Total assets increased to $6.0 billion at September 30, 2019 from $5.7 billion at December 31, 2018, primarily driven by increases in total loans of $309.6 million, or 7.6%, and loans held for sale of $156.5 million, or 325.2%, which were partially offset by a decrease in total investment securities of $175.7 million, or 16.7%.

During the first nine months of 2019, lower cost demand, savings and money market deposits (“transaction deposits”) increased $211.5 million, or 6.1%, as we continued to develop full banking relationships with our clients. The increase in transaction deposits provided low cost funding utilized to fund loan growth.

Investment securities

Available-for-sale

Total investment securities available-for-sale were $661.1 million at September 30, 2019 and $791.1 million at December 31, 2018, a decrease of $130.0 million due to maturities and paydowns within the portfolio. During the nine months ended September 30, 2019 and 2018, maturities and paydowns of available-for-sale securities totaled $146.3 million and $168.8 million, respectively. Purchases of available-for-sale securities during the nine months ended September 30, 2019 and 2018 totaled $18.0 million and $42.2 million, respectively. Proceeds from sales of available-for-sale securities during the nine months ended September 30, 2019 and 2018 totaled $20.4 million and $33.5 million, respectively.

Our available-for-sale investment securities portfolio is summarized as of the dates indicated:

	September 30, 2019				December 31, 2018
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities ("MBS"):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$102,354	$103,885	15.7%	2.60%	$147,283	$146,642	18.5%	2.53%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	556,400	556,165	84.1%	2.06%	661,354	643,381	81.3%	2.15%
Municipal securities	619	610	0.1%	3.67%	619	610	0.1%	3.67%
Other securities	469	469	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$659,842	$661,129	100.0%	2.14%	$809,725	$791,102	100.0%	2.22%

As of September 30, 2019 and December 31, 2018, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 2.6 years and 3.2 years at September 30, 2019 and December 31, 2018, respectively. This estimate is based on assumptions and actual results may differ. At September 30, 2019 and December 31, 2018, the duration of the total available-for-sale investment portfolio was 2.5 years and 3.0 years, respectively.

At September 30, 2019 and December 31, 2018, adjustable rate securities comprised 3.2% and 3.7%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.40% per annum and 2.39% per annum at September 30, 2019 and December 31, 2018, respectively.

The available-for-sale investment portfolio included $5.2 million and $20.9 million of gross unrealized losses at September 30, 2019 and December 31, 2018, respectively, which were partially offset by $6.5 million and $2.3 million of gross unrealized gains at September 30, 2019 and December 31, 2018, respectively. We believe any unrecognized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

 Held-to-maturity

At September 30, 2019, we held $190.0 million of held-to-maturity investment securities, compared to $235.4 million at December 31, 2018, a decrease of $45.4 million, or 19.3%. During the nine months ended September 30, 2019 and 2018, maturities and paydowns of held-to-maturity securities totaled $44.1 million and $48.3 million, respectively. There were no purchases of held-to-maturity securities during the nine months ended September 30, 2019. Purchases of held-to-maturity securities during the nine months ended September 30, 2018 totaled $40.7 million.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2019				December 31, 2018
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$127,008	$127,972	66.9%	3.23%	$157,115	$154,412	66.7%	3.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	62,974	62,679	33.1%	1.72%	78,283	76,514	33.3%	2.25%
Total investment securities held-to-maturity	$189,982	$190,651	100.0%	2.73%	$235,398	$230,926	100.0%	2.91%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $190.7 million and $230.9 million, at September 30, 2019 and December 31, 2018, respectively, and included $0.7 million of net unrealized gains and $4.5 million of net unrealized losses for the respective periods.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of September 30, 2019 and December 31, 2018 was 2.4 years and 2.8 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 2.1 years and 2.5 years as of September 30, 2019 and December 31, 2018, respectively.

Loans overview

At September 30, 2019, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC 310-30.

The table below shows the loan portfolio composition at the respective dates:

			September 30, 2019 vs.
			December 31, 2018
	September 30, 2019	December 31, 2018	% Change
Originated:
Commercial:
Commercial and industrial	$2,167,076	$1,877,221	15.4%
Owner-occupied commercial real estate	378,956	337,258	12.4%
Food and agriculture	230,869	217,294	6.2%
Energy	46,302	49,204	(5.9)%
Total commercial	2,823,203	2,480,977	13.8%
Commercial real estate non-owner occupied	501,771	407,431	23.2%
Residential real estate	659,246	657,633	0.2%
Consumer	21,378	22,895	(6.6)%
Total originated	4,005,598	3,568,936	12.2%

Acquired:
Commercial:
Commercial and industrial	37,613	53,926	(30.3)%
Owner-occupied commercial real estate	67,673	84,408	(19.8)%
Food and agriculture	3,716	4,862	(23.6)%
Total commercial	109,002	143,196	(23.9)%
Commercial real estate non-owner occupied	104,949	144,388	(27.3)%
Residential real estate	124,354	163,187	(23.8)%
Consumer	815	1,722	(52.7)%
Total acquired	339,120	452,493	(25.1)%

ASC 310-30 loans	57,199	70,879	(19.3)%
Total loans	$4,401,917	$4,092,308	7.6%

The table below shows the originated and acquired loans by loan segment at the respective dates:

			September 30, 2019 vs.
			December 31, 2018
	September 30, 2019	December 31, 2018	% Change
Commercial	$2,932,205	$2,624,173	11.7%
Commercial real estate non-owner occupied	606,720	551,819	9.9%
Residential real estate	783,600	820,820	(4.5)%
Consumer	22,193	24,617	(9.8)%
Total originated and acquired loans	$4,344,718	$4,021,429	8.0%

Our loan portfolio totaled $4.4 billion at September 30, 2019, increasing $309.6 million, or 10.1% annualized, since December 31, 2018, driven by new loan originations. Originated and acquired loans grew $323.3 million, or 10.7% annualized, primarily due to growth in commercial loans of $342.2 million, or 18.4% annualized. The acquired 310-30 loan portfolio declined $13.7 million, or 25.8% annualized, from December 31, 2018.

Our commercial and industrial loan portfolio is comprised of diverse industry segments, and our ability to generate new relationships with small to medium-sized businesses has driven strong loan growth within these segments. At September 30, 2019, these segments included government and municipal loans of $548.3 million, finance and financial services, primarily lender finance loans, of $409.4 million, healthcare-related loans of $198.9 million, manufacturing-related loans of $160.9 million and a variety of smaller subcategories of commercial and industrial loans. Food and agriculture loans, which are well-diversified across food production, crop and livestock types, totaled $234.6 million and were 35.2% of the Company’s risk-based capital. Crop and livestock loans represent 1.4% of total loans.

Non-owner occupied CRE loans totaled $641.2 million, or 14.6% of total loans, and were 96.1% of the Company’s risk-based capital. No specific property type comprised more than 4.0% of total loans. The Company maintains very little exposure to retail properties, comprising less than 1.5% of total loans. Multi-family loans totaled $70.1 million, or 1.6% of total loans, as of September 30, 2019.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations over the trailing 12 months totaled $1.3 billion, led by commercial loan originations of $869.0 million. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following table represents new loan originations during 2019 and 2018:

	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter
	2019	2019	2019	2018	2018
Commercial:
Commercial and industrial	$172,969	$163,138	$153,547	$213,335	$123,440
Owner occupied commercial real estate	16,149	41,380	26,405	34,727	35,549
Food and agriculture	(4,894)	18,217	15,213	14,046	23,833
Energy	3,067	(12,098)	6,138	7,640	5,412
Total commercial	187,291	210,637	201,303	269,748	188,234
Commercial real estate non-owner occupied	79,929	36,632	69,125	41,031	42,300
Residential real estate	49,022	40,012	38,627	51,017	40,293
Consumer	2,986	3,264	1,958	2,592	3,797
Total	$319,228	$290,545	$311,013	$364,388	$274,624

Included in originations are net fundings under revolving lines of credit of $37,062, $48,955, $105,235, $6,263 and $34,070 as of the third quarter 2019, second quarter 2019, first quarter 2019, fourth quarter 2018 and third quarter 2018, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	September 30, 2019
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$192,008	$1,026,830	$986,587	$2,205,425
Owner occupied commercial real estate	20,021	150,786	286,445	457,252
Food and agriculture	51,618	159,259	28,611	239,488
Energy	980	45,043	279	46,302
Total commercial	264,627	1,381,918	1,301,922	2,948,467
Commercial real estate non-owner occupied	84,850	403,295	153,035	641,180
Residential real estate	26,905	55,213	707,959	790,077
Consumer	6,504	12,231	3,458	22,193
Total loans	$382,886	$1,852,657	$2,166,374	$4,401,917

	December 31, 2018
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$191,088	$844,015	$896,910	$1,932,013
Owner occupied commercial real estate	37,284	124,289	273,737	435,310
Food and agriculture	53,845	143,909	30,290	228,044
Energy	9,397	39,807	—	49,204
Total commercial	291,614	1,152,020	1,200,937	2,644,571
Commercial real estate non-owner occupied	87,581	330,282	174,349	592,212
Residential real estate	30,376	56,914	743,525	830,815
Consumer	7,748	12,997	3,965	24,710
Total loans	$417,319	$1,552,213	$2,122,776	$4,092,308

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of originated and acquired loans with maturities over one year is as follows at the dates indicated:

	September 30, 2019
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$1,054,777	4.00%	$958,059	4.61%	$2,012,836	4.29%
Owner occupied commercial real estate	207,412	4.87%	220,572	4.95%	427,984	5.09%
Food and agriculture	50,177	5.19%	133,121	4.90%	183,298	4.98%
Energy	279	4.99%	45,043	5.03%	45,322	5.03%
Total commercial	1,312,645	4.24%	1,356,795	4.71%	2,669,440	4.48%
Commercial real estate non-owner occupied	225,732	4.71%	300,562	4.65%	526,294	4.67%
Residential real estate	327,423	3.65%	429,273	4.65%	756,696	4.21%
Consumer	12,643	5.50%	3,046	5.37%	15,689	5.48%
Total loans with > 1 year maturity	$1,878,443	4.20%	$2,089,676	4.69%	$3,968,119	4.46%

	December 31, 2018
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$933,202	3.92%	$807,139	4.98%	$1,740,341	4.41%
Owner occupied commercial real estate	195,354	4.61%	192,133	5.09%	387,487	5.04%
Food and agriculture	44,351	5.00%	124,234	5.21%	168,585	5.15%
Energy	21	4.50%	39,786	4.81%	39,807	4.81%
Total commercial	1,172,928	4.14%	1,163,292	5.02%	2,336,220	4.58%
Commercial real estate non-owner occupied	209,759	4.70%	273,115	5.11%	482,874	4.93%
Residential real estate	361,147	3.56%	429,909	4.61%	791,056	4.13%
Consumer	13,672	5.27%	3,196	5.57%	16,868	5.33%
Total loans with > 1 year maturity	$1,757,506	4.10%	$1,869,512	4.94%	$3,627,018	4.53%

(1)

Included in commercial fixed rate loans are loans totaling $427,217 and $473,440 that have been swapped to variable rates at current market pricing at September 30, 2019 and December 31, 2018, respectively. Included in the commercial segment are tax exempt loans totaling $712,053 and $685,644 with a weighted average rate of 3.43% and 3.27% at September 30, 2019 and December 31, 2018, respectively.

Accretable yield

At September 30, 2019, the accretable yield balance on loans accounted for under ASC 310-30 was $30.9 million compared to $35.9 million at December 31, 2018. We remeasure the expected cash flows quarterly for all 22 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. This remeasurement resulted in a net $5.3 million and $8.1 million reclassification from non-accretable difference to accretable yield during the nine months ended September 30, 2019 and 2018, respectively.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark was as follows for the dates indicated:

	September 30, 2019	December 31, 2018
Remaining accretable yield on loans accounted for under ASC 310-30	$30,943	$35,901
Remaining accretable fair value mark on acquired loans	7,008	8,659
Total remaining accretable yield and fair value mark	$37,951	$44,560

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans, TDRs on non-accrual and OREO. Non-accrual loans and TDRs on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and nine months ended September 30, 2019 was $0.3 million and $1.2 million, respectively, and $0.3 million and $1.0 million during the three and nine months ended September 30, 2018, respectively.

All loans accounted for under ASC 310-30 were classified as performing assets at September 30, 2019, as the future cash flows on the loan pools were considered estimable. While individual loans making up the pools may be accounted for on a cost recovery basis, the cash flows on the loan pools are considered estimable and, therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loan pools accounted for under ASC 310-30.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	September 30, 2019	December 31, 2018
Non-accrual loans:
Total non-accrual loans, excluding restructured loans	$19,268	$21,017
Total restructured loans on non-accrual	6,130	3,439
Total non-performing loans	25,398	24,456
OREO	7,904	10,596
Total non-performing assets	$33,302	$35,052

Loans 30-89 days past due and still accruing interest	$6,723	$4,610
Loans 90 days past due and still accruing interest	1,968	895
Total non-accrual loans	25,398	24,456
Total past due and non-accrual loans	$34,089	$29,961
Accruing restructured loans	$7,384	$5,944
ALL	$38,710	$35,692
Total non-performing loans to total loans	0.58%	0.60%
Loans 90 days or more past due and still accruing interest to total loans	0.04%	0.02%
Total 90 days past due and still accruing interest and non-accrual loans to total originated and acquired loans	0.63%	0.63%
Total non-performing assets to total loans and OREO	0.76%	0.85%
ALL to non-performing loans	152.41%	145.94%

During the nine months ended September 30, 2019, total non-performing loans increased $0.9 million to $25.4 million from December 31, 2018. During the nine months ended September 30, 2019, accruing TDRs increased $1.4 million. Total non-performing assets to total loans and OREO decreased to 0.76% at September 30, 2019 from 0.85% at December 31, 2018.

Loans 30-89 days past due and still accruing interest increased $2.1 million from December 31, 2018 to September 30, 2019, and loans 90 days or more past due and still accruing interest decreased $1.1 million from December 31, 2018 to September 30, 2019. There were no ASC 310-30 loan pools past due or on non-accrual at September 30, 2019 or December 31, 2018.

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

In evaluating the loan portfolio for an appropriate ALL level, unimpaired loans are grouped into segments based on broad characteristics such as primary use and underlying collateral. We have identified four primary loan segments that are further stratified into 11 loan classes to provide more granularity in analyzing loss history and to allow for more definitive qualitative adjustments based upon specific factors affecting each loan class. Following are the loan classes within each of the four primary loan segments:

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

Provision for loan losses of $5.7 million and $10.5 million was recorded during the three and nine months ended September 30, 2019, respectively, to support originated loan growth and net charge-offs. Included in provision expense during the respective periods was $4.2 million and $6.6 million related to one previously acquired commercial loan that was placed on non-accrual during the second quarter of 2019. Net charge-offs during the three and nine months ended September 30, 2019 totaled $7.1 million, or 0.66% annualized, and $7.4 million, or 0.24% annualized, respectively, and included $6.6 million related to the loan described above. Specific reserves on impaired loans totaled $1.8 million at September 30, 2019.

During the three and nine months ended September 30, 2018, $0.8 million and $2.5 million, respectively, of originated and acquired provision for loan losses was recorded for general reserves on loan growth. Net recoveries for originated and acquired loans during the three months ended September 30, 2018 totaled $0.8 million, and net charge-offs for originated and acquired loans during the nine months ended September 30, 2018 totaled $0.2 million, or 0.01% annualized. Specific reserves on impaired loans totaled $1.5 million at September 30, 2018.

310-30 ALL

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During the nine months ended September 30, 2019 and 2018, these remeasurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

During the three and nine months ended September 30, 2019, loans accounted for under ASC 310-30 had recoupment of $11 thousand and $51 thousand, respectively. During the three and nine months ended September 30, 2018, loans accounted for under ASC 310-30 had $6 thousand and $197 thousand of provision, respectively.

Total ALL

After considering the above-mentioned factors, we believe that the ALL of $38.7 million is adequate to cover probable losses inherent in the loan portfolio at September 30, 2019. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ALL during the periods listed:

	As of and for the three months ended
	September 30, 2019			September 30, 2018
	Originated	ASC		Originated	ASC
	and acquired	310-30		and acquired	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$39,891	$191	$40,082	$32,029	$201	$32,230
Charge-offs:
Commercial	(6,760)	—	(6,760)	—	—	—
Commercial real estate non owner-occupied	(1)	—	(1)	—	—	—
Residential real estate	(77)	—	(77)	(13)	—	(13)
Consumer	(263)	—	(263)	(381)	—	(381)
Total charge-offs	(7,101)	—	(7,101)	(394)	—	(394)
Recoveries	39	—	39	1,170	—	1,170
Net charge-offs	(7,062)	—	(7,062)	776	—	776
Provision (recoupment) for loan loss	5,701	(11)	5,690	801	6	807
Ending allowance for loan losses	$38,530	$180	$38,710	$33,606	$207	$33,813
Ratio of annualized net charge-offs (recoveries) to average total loans during the period, respectively	0.66%	0.00%	0.65%	(0.08)%	0.00%	(0.08)%
Average total loans outstanding during the period	$4,271,033	$58,557	$4,329,590	$3,748,630	$80,629	$3,829,259

	As of and for the nine months ended
	September 30, 2019			September 30, 2018
	Originated	ASC		Originated	ASC
	and acquired	310-30		and acquired	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$35,461	$231	$35,692	$31,193	$71	$31,264
Charge-offs:
Commercial	(6,841)	—	(6,841)	(437)	(61)	(498)
Commercial real estate non-owner occupied	(1)	—	(1)	(11)	—	(11)
Residential real estate	(124)	—	(124)	(103)	—	(103)
Consumer	(696)	—	(696)	(894)	—	(894)
Total charge-offs	(7,662)	—	(7,662)	(1,445)	(61)	(1,506)
Recoveries	217	—	217	1,335	—	1,335
Net charge-offs	(7,445)	—	(7,445)	(110)	(61)	(171)
Provision (recoupment) for loan loss	10,514	(51)	10,463	2,523	197	2,720
Ending allowance for loan losses	$38,530	$180	$38,710	$33,606	$207	$33,813
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.24%	0.00%	0.23%	0.00%	0.10%	0.01%
Ratio of ALL to total loans outstanding at period end, respectively	0.89%	0.31%	0.88%	0.88%	0.28%	0.87%
Ratio of ALL to total non-performing loans at period end, respectively	151.70%	0.00%	152.41%	137.40%	0.00%	138.25%
Total loans	$4,344,719	$57,198	$4,401,917	$3,830,389	$74,922	$3,905,311
Average total loans outstanding during the period	$4,188,233	$61,719	$4,249,952	$3,673,565	$79,350	$3,752,915
Non-performing loans	$25,398	$—	$25,398	$24,458	$—	$24,458

The following tables present the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	September 30, 2019
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,948,467	67.0%	$29,795	77.0%
Commercial real estate non-owner occupied	641,180	14.6%	5,055	13.1%
Residential real estate	790,077	17.9%	3,563	9.2%
Consumer	22,193	0.5%	297	0.8%
Total	$4,401,917	100.0%	$38,710	100.0%

	December 31, 2018
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,644,571	64.6%	$27,137	76.1%
Commercial real estate non-owner occupied	592,212	14.5%	4,406	12.3%
Residential real estate	830,815	20.3%	3,800	10.6%
Consumer	24,710	0.6%	349	1.0%
Total	$4,092,308	100.0%	$35,692	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth.

The following table presents information regarding our deposit composition at September 30, 2019 and December 31, 2018:

					Increase (decrease)
	September 30, 2019		December 31, 2018		Amount	% Change
Non-interest bearing demand deposits	$1,237,189	26.1%	$1,072,029	23.6%	$165,160	15.4%
Interest bearing demand deposits	681,113	14.4%	688,255	15.2%	(7,142)	(1.0)%
Savings accounts	526,827	11.1%	540,481	11.9%	(13,654)	(2.5)%
Money market accounts	1,221,430	25.8%	1,154,327	25.5%	67,103	5.8%
Total transaction deposits	3,666,559	77.5%	3,455,092	76.2%	211,467	6.1%
Time deposits < $250,000	905,146	19.1%	928,702	20.5%	(23,556)	(2.5)%
Time deposits > $250,000	162,155	3.4%	151,827	3.3%	10,328	6.8%
Total time deposits	1,067,301	22.5%	1,080,529	23.8%	(13,228)	(1.2)%
Total deposits	$4,733,860	100.0%	$4,535,621	100.0%	$198,239	4.4%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $250,000 as of September 30, 2019:

September 30, 2019
Three months or less	$23,869
Over 3 months through 6 months	19,818
Over 6 months through 12 months	63,765
Thereafter	54,703
Total time deposits > $250,000	$162,155

Total deposits increased $198.2 million during the nine months ended September 30, 2019. Non-interest bearing demand deposits increased $165.2 million, savings and money market accounts increased $53.4 million and time deposits decreased $13.2 million. The mix of transaction deposits (defined as total deposits less time deposits) to total deposits improved to 77.5% at September 30, 2019, from 76.2% at December 31, 2018, due to our continued focus on developing long-term banking relationships.

At September 30, 2019 and December 31, 2018, time deposits that were scheduled to mature within 12 months totaled $731.1 million and $685.4 million, respectively. Of the $731.1 million in time deposits scheduled to mature within 12 months at September 30, 2019, $107.5 million were in denominations of $250,000 or more, and $623.6 million were in denominations less than $250,000.

Other borrowings

As of September 30, 2019 and December 31, 2018, the Bank sold securities under agreements to repurchase totaling $62.7 million and $66.0 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.0 billion at September 30, 2019. The Bank utilizes its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At September 30, 2019 and December 31, 2018, the Bank had $278.9 million and $234.3 million in line of credit advances from the FHLB, respectively, that mature within a day. At September 30, 2019, the Bank had one term advance totaling $15.0 million, which had a fixed interest rate of 2.33% and a maturity date in October 2020. At December 31, 2018, the Bank had $67.3 million in term advances from the FHLB with fixed interest rates between 1.55% - 2.33% and maturity dates of 2019 - 2020. The Bank pledged investment securities and loans as collateral for FHLB advances. Investment securities pledged were $17.2 million at September 30, 2019 and $16.0 million at December 31, 2018. Loans pledged were $1.5 billion at September 30, 2019 and $1.6 billion at December 31, 2018. Interest expense related to FHLB advances totaled $1.4 million and $4.8 million for the three and nine months ended September 30, 2019, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2018, respectively.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges, bank card income, swap fee income and gain on sale of mortgages, net. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, telecommunications data processing expense and intangible asset amortization. Any expenses related to the resolution of problem assets are also included in non-interest expense.

Overview of results of operations

We recorded net income of $21.6 million and $60.8 million, or $0.69 and $1.93 per diluted share, during the three and nine months ended September 30, 2019, respectively, compared to net income of $18.2 million and $44.2 million, or $0.58 and $1.41 per diluted share, during the three and nine months ended September 30, 2018, respectively. Net income during the three and nine months ended September 30, 2018 included $0.0 million and $6.3 million, respectively, in after-tax non-recurring expenses related to the acquisition of Peoples. Adjusting for these items, net income would have been $18.2 million, or $0.58 per diluted share, during the three months ended September 30, 2018 and $50.5 million, or $1.61 per diluted share, during the nine months ended September 30, 2018.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the three months ended September 30, 2019 and 2018. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

	For the three months ended			For the three months ended
	September 30, 2019			September 30, 2018
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$3,886,503	$46,736	4.77%	$3,215,369	$36,496	4.50%
Acquired loans	366,522	5,656	6.12%	533,261	7,891	5.87%
ASC 310-30 loans	58,557	3,251	22.21%	80,629	4,785	23.74%
Loans held for sale	139,281	1,328	3.78%	99,933	1,134	4.50%
Investment securities available-for-sale	687,989	3,696	2.15%	858,469	4,482	2.09%
Investment securities held-to-maturity	199,519	1,384	2.77%	259,169	1,807	2.79%
Other securities	27,227	418	6.14%	18,048	269	5.96%
Interest earning deposits and securities purchased under agreements to resell	19,809	167	3.34%	39,259	171	1.73%
Total interest earning assets FTE(2)	$5,385,407	$62,636	4.61%	$5,104,137	$57,035	4.43%
Cash and due from banks	$76,866			$80,334
Other assets	443,724			424,873
Allowance for loan losses	(40,212)			(33,024)
Total assets	$5,865,785			$5,576,320
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,438,399	$3,609	0.59%	$2,411,875	$2,269	0.37%
Time deposits	1,073,140	4,365	1.61%	1,126,377	3,183	1.12%
Securities sold under agreements to repurchase	65,722	204	1.23%	59,214	51	0.34%
Federal Home Loan Bank advances	231,926	1,409	2.41%	129,542	634	1.94%
Total interest bearing liabilities	$3,809,187	$9,587	1.00%	$3,727,008	$6,137	0.65%
Demand deposits	$1,193,357			$1,096,780
Other liabilities	112,927			82,017
Total liabilities	5,115,471			4,905,805
Shareholders' equity	750,314			670,515
Total liabilities and shareholders' equity	$5,865,785			$5,576,320
Net interest income FTE(2)		$53,049			$50,898
Interest rate spread FTE(2)			3.61%			3.78%
Net interest earning assets	$1,576,220			$1,377,129
Net interest margin FTE(2)			3.91%			3.96%
Average transaction deposits	$3,631,756			$3,508,655
Average total deposits	$4,704,896			$4,635,032
Ratio of average interest earning assets to average interest bearing liabilities	141.38%			136.95%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for the three months ended September 30, 2019 and 2018. The taxable equivalent adjustments included above are $1,264 and $1,126 for the three months ended September 30, 2019 and 2018, respectively.

(3)	Loan fees included in interest income totaled $1,663 and $1,329 for the three months ended September 30, 2019 and 2018, respectively.

Net interest income totaled $51.8 million and $49.8 million during the three months ended September 30, 2019 and 2018, respectively. Fully taxable equivalent net interest income totaled $53.0 million for the three months ended September 30, 2019, and increased $2.2 million, or 4.2%, from the three months ended September 30, 2018. The fully taxable equivalent net interest margin narrowed five basis points to 3.91% as the 18 basis point increase in earning asset yields was more than offset by an increase in cost of funds of 35 basis points. Originated loan yields increased 27 basis points between the two periods.

Average loans and loans held for sale comprised $4.5 billion, or 82.6%, of total average interest earning assets during the three months ended September 30, 2019, compared to $3.9 billion, or 77.0%, during the three months ended September 30, 2018. The increase in average loan balances was driven by a $671.1 million increase in originated loans. The originated loan portfolio yield increased to 4.77% during the three months ended September 30, 2019, compared to 4.50% during the three months ended September 30, 2018, benefitting from higher new loan yields. The yield on the ASC 310-30 loan portfolio was 22.21% and 23.74% during the three months ended September 30, 2019 and 2018, respectively.

Average investment securities comprised 16.5% and 21.9% of total interest earning assets during the three months ended September 30, 2019 and 2018, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and increased pre-payments of mortgage-backed securities and reflects the re-mixing of the interest earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations.

Average balances of interest bearing liabilities increased $82.2 million during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase was driven by FHLB advances of $102.4 million, growth in interest bearing demand, savings and money market deposits of $26.5 million and securities sold under agreements to repurchase of $6.5 million. The increase was partially offset by decreases in time deposits of $53.2 million. Total interest expense related to interest bearing liabilities was $9.6 million and $6.1 million during the three months ended September 30, 2019 and 2018, respectively, at an average cost of 1.00% and 0.65% during the three months ended September 30, 2019 and 2018, respectively. Additionally, the cost of deposits increased 20 basis points to 0.67% during the three months ended September 30, 2019, compared to 0.47% during the three months ended September 30, 2018, due to higher savings, money market and time deposits rates.

Average non-interest bearing demand deposits increased $96.6 million during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The mix of non-interest bearing demand deposits to total deposits improved to 26.1% compared to 23.6% at September 30, 2018.

The table below presents the components of net interest income on a fully taxable equivalent basis for the nine months ended September 30, 2019 and 2018:

	For the nine months ended			For the nine months ended
	September 30, 2019			September 30, 2018
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$3,782,765	$137,036	4.84%	$3,084,274	$102,115	4.43%
Acquired loans	403,446	18,235	6.04%	589,291	25,508	5.79%
ASC 310-30 loans	61,719	10,232	22.10%	96,904	15,009	20.65%
Loans held for sale	90,143	2,750	4.08%	79,350	2,650	4.47%
Investment securities available-for-sale	737,744	12,059	2.18%	903,039	14,097	2.08%
Investment securities held-to-maturity	214,696	4,568	2.84%	263,995	5,528	2.79%
Other securities	27,513	1,299	6.30%	16,959	761	5.98%
Interest earning deposits and securities purchased under agreements to resell	26,468	581	2.93%	90,726	1,231	1.83%
Total interest earning assets FTE(2)	$5,344,494	$186,760	4.67%	$5,124,538	$166,899	4.35%
Cash and due from banks	$76,863			$91,914
Other assets	424,271			418,753
Allowance for loan losses	(37,939)			(32,026)
Total assets	$5,807,689			$5,603,179
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,426,136	$10,176	0.56%	$2,419,235	$6,042	0.33%
Time deposits	1,078,549	12,062	1.50%	1,144,051	8,908	1.04%
Securities sold under agreements to repurchase	61,313	519	1.13%	94,938	137	0.19%
Federal Home Loan Bank advances	258,348	4,786	2.48%	125,745	1,719	1.83%
Total interest bearing liabilities	$3,824,346	$27,543	0.96%	$3,783,969	$16,806	0.59%
Demand deposits	$1,152,718			$1,074,659
Other liabilities	101,724			88,974
Total liabilities	5,078,788			4,947,602
Stockholders' equity	728,901			655,577
Total liabilities and shareholders’ equity	$5,807,689			$5,603,179
Net interest income FTE(2)		$159,217			$150,093
Interest rate spread FTE(2)			3.71%			3.76%
Net interest earning assets	$1,520,148			$1,340,569
Net interest margin FTE(2)			3.98%			3.92%
Average transaction deposits	$3,578,854			$3,493,894
Average total deposits	$4,657,403			$4,637,945
Ratio of average interest earning assets to average interest bearing liabilities	139.75%			135.43%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for the nine months ended September 30, 2019 and 2018. The taxable equivalent adjustments included above are $3,775 and $3,288 for the nine months ended September 30, 2019 and 2018, respectively.

(3)	Loan fees included in interest income totaled $4,587 and $4,717 for the nine months ended September 30, 2019 and 2018, respectively.

Net interest income totaled $155.4 million and $146.8 million for the nine months ended September 30, 2019 and 2018, respectively. Fully taxable equivalent net interest income totaled $159.2 million for the nine months ended September 30, 2019 and increased $9.1 million, or 6.1%, from the nine months ended September 30, 2018. The fully taxable equivalent net interest margin widened six basis points to 3.98%. The yield on earnings assets increased 32 basis points, led by a 41 basis point increase in the originated loan portfolio yields, due to higher new loan yields, which was partially offset by an increase in the cost of funds of 37 basis points from 0.59% to 0.96%.

Average loans and loans held for sale comprised $4.3 billion, or 81.2%, of total average interest earning assets during the nine months ended September 30, 2019, compared to $3.8 billion, or 75.1%, of total average interest earning assets during the nine months ended September 30, 2018. The increase in average loan balances was driven by an increase of $698.5 million in originated loans driven by strong commercial loan growth. The originated loan portfolio yield increased to 4.84% during the nine months ended September 30, 2019, compared to 4.43% during the nine months ended September 30, 2018, due to higher new loan yields. The yield on the ASC 310-30 loan portfolio was 22.10% and 20.65% during the nine months ended September 30, 2019 and 2018, respectively.

Average investment securities comprised 17.8% and 22.8% of total interest earning assets during the nine months ended September 30, 2019 and 2018, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and increased pre-payments of MBS and reflects the re-mixing of the interest earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations.

Average balances of interest bearing liabilities increased $40.4 million during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase was driven by FHLB advances of $132.6 million and interest bearing demand, savings and money market deposits of $6.9 million. These increases were partially offset by decreases in time deposits of $65.5 million and securities sold under agreements to repurchase of $33.6 million. Total interest expense related to interest bearing liabilities was $27.5 million and $16.8 million during the nine months ended September 30, 2019 and 2018, respectively, at an average cost of 0.96% and 0.59% during the nine months ended September 30, 2019 and 2018, respectively. Additionally, the cost of deposits increased 21 basis points to 0.64% during the nine months ended September 30, 2019, compared to 0.43% during the nine months ended September 30, 2018, due to higher savings, money market and time deposits rates.

The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018:

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	compared to			compared to
	Three months ended September 30, 2018			Nine months ended September 30, 2018
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$8,071	$2,169	$10,240	$25,305	$9,616	$34,921
Acquired loans	(2,573)	338	(2,235)	(8,400)	1,127	(7,273)
ASC 310-30 loans	(1,225)	(309)	(1,534)	(5,833)	1,056	(4,777)
Loans held for sale	375	(181)	194	329	(229)	100
Investment securities available-for-sale	(916)	130	(786)	(2,702)	664	(2,038)
Investment securities held-to-maturity	(414)	(9)	(423)	(1,049)	89	(960)
Other securities	141	8	149	498	40	538
Interest earning deposits and securities purchased under agreements to resell	(164)	160	(4)	(1,411)	761	(650)
Total interest income	$3,295	$2,306	$5,601	$6,737	$13,124	$19,861
Interest expense:
Interest bearing demand, savings and money market deposits	$39	$1,301	$1,340	$29	$4,105	$4,134
Time deposits	(216)	1,398	1,182	(733)	3,887	3,154
Securities sold under agreements to repurchase	20	133	153	(285)	667	382
Federal Home Loan Bank advances	622	153	775	2,457	610	3,067
Total interest expense	465	2,985	3,450	1,468	9,269	10,737
Net change in net interest income	$2,830	$(679)	$2,151	$5,269	$3,855	$9,124

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for the three and nine months ended September 30, 2019 and 2018. The taxable equivalent adjustments included above are $1,264 and $1,126 for the three months ended September 30, 2019 and 2018, respectively. The taxable equivalent adjustments included above are $3,775 and $3,288 for the nine months ended September 30, 2019 and 2018, respectively.

(3)

Loan fees included in interest income totaled $1,663 and $1,329 for all periods presented. Loan fees included in interest income totaled $4,587 and $4,717 for the nine months ended September 30, 2019 and 2018, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$1,193,357	0.00%	$1,096,780	0.00%	$1,152,718	0.00%	$1,074,659	0.00%
Interest bearing demand	683,309	0.26%	678,501	0.14%	689,214	0.22%	679,238	0.13%
Money market accounts	1,221,258	0.80%	1,174,205	0.49%	1,194,521	0.77%	1,170,144	0.43%
Savings accounts	533,832	0.53%	559,169	0.41%	542,401	0.53%	569,853	0.38%
Time deposits	1,073,140	1.61%	1,126,377	1.12%	1,078,549	1.50%	1,144,051	1.04%
Total average deposits	$4,704,896	0.67%	$4,635,032	0.47%	$4,657,403	0.64%	$4,637,945	0.43%

Provision for loan losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $7.0 million on originated and acquired loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.

Below is a summary of the provision for loan losses recorded in the consolidated statements of operations for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
(Recoupment) provision for loans accounted for under ASC 310-30	$(11)	$6	$(51)	$197
Provision for loan losses on originated and acquired loans	5,701	801	10,514	2,524
Total provision for loan losses	$5,690	$807	$10,463	$2,721

Provision for loan loss losses on originated and acquired loans of $5.7 million and $10.5 million was recorded during the three and nine months ended September 30, 2019, respectively, to support originated loan growth and net charge-offs. Included in provision expense during the three and nine months ended September 30, 2019 was $4.2 million and $6.6 million related to one previously acquired commercial loan that was placed on non-accrual during the second quarter of 2019. Net charge-offs during the three and nine months ended September 30, 2019 totaled $7.1 million, or 0.66% annualized, and $7.4 million, or 0.24% annualized, respectively, and included $6.6 million related to the loan described above. The originated and acquired allowance for loan losses totaled 0.89% and 0.88% of originated and acquired loans at September 30, 2019 and 2018, respectively.

For the three and nine months ended September 30, 2019, we recorded recoupment of $11 thousand and $51 thousand, respectively, for loan losses accounted for under ASC 310-30 in connection with our remeasurements of expected cash flows. For the three and nine months ended September 30, 2018, we recorded provision of $6 thousand and $197 thousand, respectively, for loan losses accounted for under ASC 310-30 in connection with our remeasurements of expected cash flow.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2019	2018	2019	2018	Amount	% Change	Amount	% Change
Service charges	$4,617	$4,592	$13,479	$13,473	$25	0.5%	$6	0.0%
Bank card fees	3,752	3,686	10,946	10,720	66	1.8%	226	2.1%
Mortgage banking income	14,702	7,819	32,037	24,701	6,883	88.0%	7,336	29.7%
Bank-owned life insurance income	431	463	1,276	1,361	(32)	(6.9)%	(85)	(6.2)%
Other non-interest income	1,230	1,429	4,585	4,290	(199)	(13.9)%	295	6.9%
OREO-related income	27	72	147	913	(45)	(62.5)%	(766)	(83.9)%
Total non-interest income	$24,759	$18,061	$62,470	$55,458	$6,698	37.1%	$7,012	12.6%

Non-interest income totaled $24.8 million and $62.5 million for the three and nine months ended September 30, 2019, respectively, compared to $18.1 million and $55.5 million for the three and nine months ended September 30, 2018, respectively. Mortgage banking income increased primarily due to higher levels of 1-4 family mortgage loans sold in the secondary market for the three and nine months ended September 30, 2019. Services charges and bank card fees increased a combined $0.1 million and $0.2 million during the three and nine months ended September 30, 2019, respectively. Other non-interest income decreased $0.2 million for the three months ended September 30, 2019, compared to the same period in the prior year, and increased $0.3 million for the nine months ended September 30, 2019, compared to the same period in the prior year, primarily due to changes in swap fee income. OREO-related income decreased $0.1 million and $0.8 million during the three and nine months ended September 30, 2019.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2019	2018	2019	2018	Amount	% Change	Amount	% Change
Salaries and benefits	$33,522	$28,127	$92,079	$87,910	$5,395	19.2%	$4,169	4.7%
Occupancy and equipment	6,825	6,925	20,428	22,070	(100)	(1.4)%	(1,642)	(7.4)%
Telecommunications and data processing	2,133	2,186	6,547	8,653	(53)	(2.4)%	(2,106)	(24.3)%
Marketing and business development	985	1,128	2,811	3,589	(143)	(12.7)%	(778)	(21.7)%
FDIC deposit insurance	58	401	1,049	1,911	(343)	(85.5)%	(862)	(45.1)%
Bank card expenses	1,288	1,258	3,521	4,491	30	2.4%	(970)	(21.6)%
Professional fees	743	1,117	2,598	4,686	(374)	(33.5)%	(2,088)	(44.6)%
Other non-interest expense	3,856	2,564	9,468	9,515	1,292	50.4%	(47)	(0.5)%
Problem asset workout	602	665	2,450	2,221	(63)	(9.5)%	229	10.3%
Gain on OREO sales, net	(6,514)	(450)	(7,200)	(386)	(6,064)	(>100)%	(6,814)	(>100)%
Core deposit intangible asset amortization	295	511	887	1,817	(216)	(42.3)%	(930)	(51.2)%
Total non-interest expense	$43,793	$44,432	$134,638	$146,477	$(639)	(1.4)%	$(11,839)	(8.1)%

Non-interest expense totaled $43.8 million for the three months ended September 30, 2019, compared to $44.4 million for the three months ended September 30, 2018, representing a decrease of $0.6 million. The decrease was primarily driven by gains on the sale of OREO properties totaling $6.5 million during the third quarter of 2019, partially offset by higher residential banking commissions during the current period.

Non-interest expense totaled $134.6 million for the nine months ended September 30, 2019, compared to $146.5 million for the nine months ended September 30, 2018, representing a decrease of $11.8 million. The decrease was primarily driven by net gains on the sale of OREO properties totaling $7.2 million for the nine months ended September 30, 2019 and was partially offset by higher residential banking commissions. Additionally, the first six months of 2018 included $8.0 million of non-recurring acquisition costs.

As part of our continued focus on improving operating efficiencies and investing in digital solutions for our clients, the Company plans to consolidate four banking centers in the Colorado and Kansas City markets during the fourth quarter of 2019. A fair value impairment charge of $0.9 million was recorded to other non-interest expense during the third quarter of 2019 related to the planned consolidations, with an expected earn back of less than one year.

Income taxes

Income tax expense attributable to income before income taxes was $5.4 million and $12.0 million for the three and nine months ended September 30, 2019, respectively, compared to $4.4 million and $8.8 million for the three and nine months ended September 30, 2018, respectively. The tax expense recorded for the nine months ended September 30, 2019 was lowered by a $2.2 million tax benefit from stock compensation activity. The tax expense recorded for the three and nine months ended September 30, 2018 was lowered by a $0.1 million and $1.3 million tax benefit from stock compensation activity, respectively. Adjusting for the stock compensation activity, the tax rates for the three and nine months ended September 30, 2019 were 20.0% and 19.4%, respectively, compared to 19.8% and 19.1% for the three and nine months ended September 30, 2018. The effective tax rate differs from the federal statutory rate primarily due to tax benefits from stock compensation activity, interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. The Company forecasts the full year estimated effective tax rate in accordance with ASC 740. As a result, the relationship between pre-tax income and tax-exempt income within each reporting period can create fluctuations in the effective tax rate from period-to-period.

Additional information regarding income taxes can be found in note 20 of our audited consolidated financial statements in our 2018 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Cash and due from banks	$116,419	$109,056
Interest bearing bank deposits	500	500
Unencumbered investment securities, at fair value	319,656	573,637
Total	$436,575	$683,193

Total on-balance sheet liquidity decreased $246.6 million at September 30, 2019 compared to December 31, 2018. The decrease was due to lower unencumbered available-for-sale and held-to-maturity securities of $254.0 million partially offset by higher cash and due from banks of $7.4 million.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. The Bank had loans pledged as collateral for FHLB advances of $1.5 billion at September 30, 2019 and $1.6 billion at December 31, 2018. FHLB advances, lines of credit and other short-term borrowing availability totaled $1.0 billion, of which $303.9 million was used at September 30, 2019. We can obtain additional liquidity through FHLB advances if required. The Bank also has access to federal funds lines of credit with correspondent banks.

Our primary sources of funds are deposits, securities sold under agreements to repurchase, prepayments and maturities of loans and investment securities, the sale of investment securities and funds provided from operations. We anticipate having access to other third party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12-month period.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and paydowns of loans and purchases and sales of investment securities. At September 30, 2019, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $0.9 billion at September 30, 2019, inclusive of pre-tax net unrealized gains of $1.3 million on the available-for-sale securities portfolio and $0.7 million of pre-tax net unrealized gains on our held-to-maturity securities portfolio at September 30, 2019. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of September 30, 2019, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of September 30, 2019, $731.1 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Under the Basel III Capital requirements, at September 30, 2019, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends.

The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On August 5, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to an additional $50.0 million of the Company’s common stock. The remaining authorization under this program as of September 30, 2019 was $12.6 million. During the three and nine months ended September 30, 2019, we did not repurchase any shares of our common stock.

On November 6, 2019, our Board of Directors declared a quarterly dividend of $0.20 per common share, payable on December 13, 2019 to shareholders of record at the close of business on November 29, 2019.

Asset/Liability Management and Interest Rate Risk

Management and the Board of Directors are responsible for managing interest rate risk and employing risk management policies that monitor and limit this exposure. Interest rate risk is measured using net interest income simulations and market value of portfolio equity analyses. These analyses use various assumptions, including the nature and timing of interest rate changes, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at September 30, 2019. During the nine months ended September 30, 2019, we decreased our asset sensitivity in a declining rate environment as a result of the balance sheet mix toward more fixed rate assets. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2019 and December 31, 2018:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	September 30, 2019	December 31, 2018
200	5.96%	5.86%
100	3.05%	2.98%
(100)	(4.13)%	(4.84)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of longer duration loans. The strategy with respect to liabilities has been to continue to emphasize transaction account growth, particularly non-interest or low interest bearing non-maturing deposit accounts. Non-maturing deposit accounts have grown $211.5 million during the nine months ended September 30, 2019, and improved to 77.5% of total deposits at September 30, 2019 compared to 76.2% at December 31, 2018. We currently have no brokered time deposits.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of September 30, 2019 and December 31, 2018, we had loan commitments totaling $801.1 million and $773.5 million, respectively, and standby letters of credit that totaled $11.7 million and $10.6 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities, and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2019. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number
			Total number of	(or approximate dollar
			shares (or units)	value) of shares (or
	Total number	Average	purchased as part of	units) that may yet be
	of shares (or	price paid per	publicly announced	purchased under the
Period	units) purchased	share (or unit)	plans or programs	plans or programs (2)
July 1 - July 30, 2019(1)	38	$37.04	—	$12,562,825
August 1 - August 31, 2019(1)	212	33.69	—	12,562,825
Total	250	$34.20	—	$12,562,825

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On August 5, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $12,562,825 remained available for purchase at September 30, 2019.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ Aldis Birkans
Aldis Birkans
Chief Financial Officer and Treasurer
(principal financial officer)

Date: November 6, 2019