Form 10-K
period 2019-12-31
National Bank Holdings Corp
filed 2020-02-26
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone, including area code:

(303) 892-8715

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01	NBHC	New York Stock Exchange

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,094,000,000 based on the closing sale price as reported on the New York Stock Exchange.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 24, 2020, NBHC had outstanding 31,177,476 shares of Class A voting common stock with $0.01 par value per share, excluding 120,623 shares of restricted Class A common stock issued but not yet vested.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2019 will be incorporated by reference into Part III of this Form 10-K.

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

●       effects of a government shutdown, if any;

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

●       increased competition in the financial services industry, including nationally, regionally or locally, resulting in, among other things, lower returns;

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

●       widespread natural and other disasters, dislocations, political instability, pandemics, acts of war or terrorist activities, cyberattacks or international hostilities through impacts on the economy and financial markets generally or on us or our counterparties specifically;

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

PART I: FINANCIAL INFORMATION

Item 1.       BUSINESS.

Summary

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Denver, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 101 banking centers, as of December 31, 2019, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services. As of December 31, 2019, we had $5.9 billion in assets, $4.4 billion in loans, $4.7 billion in deposits and $0.8 billion in shareholders’ equity.

NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve Bank of Kansas City. Through NBH Bank, we operate under the following brand names: Community Banks of Colorado in Colorado; Bank Midwest in Kansas and Missouri; and Hillcrest Bank in New Mexico, Texas and Utah. We believe that conducting our banking operations under a single state charter streamlines our operations and enables us to more effectively and efficiently execute our growth strategy.

Our Acquisitions

We began banking operations in October 2010 and, as of December 31, 2019, we have completed six bank acquisitions. We have transformed these banks into one collective banking operation with strong organic growth, prudent underwriting, and meaningful market share with continued opportunity for expansion.

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

The following table summarizes certain highlights of our six historic acquisitions, including deposits and assets at fair value as of each acquisition date:

Community Banks
	Peoples	Pine River	of Colorado	Bank of Choice	Bank Midwest	Hillcrest Bank
Date acquired	January 1, 2018	August 1, 2015	October 21, 2011	July 22, 2011	December 10, 2010	October 22, 2010
Banking centers(1)	19	4	40	16	39	9
Deposits (millions)	$ 730	$ 130	$ 1,195	$ 760	$ 2,386	$ 1,234
Assets (millions)	$ 875	$ 142	$ 1,228	$ 950	$ 2,426	$ 1,377
Primary Market	Colorado	Colorado	Colorado	Colorado	Greater Kansas City Region	Greater Kansas City Region

(1)	Consolidated or sold 29 banking centers, or 22%, since inception.

Our Market Area

Our core markets are broadly defined as Colorado, the greater Kansas City region, New Mexico, Texas and Utah. In January 2019, the Company announced its expansion into Utah with a focus on serving commercial and business banking clients in Salt Lake City’s Wasatch Front. We are the third largest banking center network among Colorado-based banks and the seventh largest banking center network in the greater Kansas City MSA among Missouri- and Kansas-based banks ranked by deposits as of June 30, 2019 (the last date as of which data are available), according to S&P Global. Other major MSAs in which we operate include Dallas-Fort Worth-Arlington, Texas; Austin-Round Rock, Texas; and Salt Lake City, Utah.

We believe that our established presence in our markets positions us well for growth opportunities. An integral component of our foundation and growth strategy has been to capitalize on market opportunities and acquire financial services franchises. Our primary focus has been on markets that we believe are characterized by some or all of the following: (i) attractive demographics with household income and population growth above the national average; (ii) concentration of business activity; (iii) high quality deposit bases; (iv) an advantageous competitive landscape that provides opportunity to achieve meaningful market presence; (v) consolidation opportunities as well as potential for add-on transactions; and (vi) markets sizeable enough to support our long-term organic growth objectives.

The table below describes certain key demographic statistics regarding our markets:

							Top 3
							competitor
		# of				Median	combined
	Deposits	businesses	Population	Unemployment	Population	household	deposit
	(billions)	(thousands)	(millions)	rate(1)	growth(2)	income	market share
Denver, CO	$87.2	114.9	3.0	2.5%	18.0%	$83,768	53%
Front Range, CO(3)	118.5	182.7	4.8	2.5%	18.4%	80,902	51%
Kansas City, MO-KS MSA	61.3	76.0	2.2	3.2%	8.0%	69,742	44%
Austin, TX	42.9	68.1	2.2	2.6%	30.3%	82,650	54%
Dallas, TX	292.8	240.9	7.7	3.1%	20.3%	73,009	59%
Salt Lake City, UT	38.2	43.2	1.2	2.3%	14.4%	78,785	77%
U.S.(4)				3.5%	7.0%	66,010	57%

(1)	Unemployment data is as of December 31, 2019.
(2)	For the period 2010 through 2019.
(3)	CO Front Range is a population weighted average of the following Colorado MSAs: Denver, Boulder, Colorado Springs, Fort Collins and Greeley.
(4)	Based on U.S. Top 20 MSAs (determined by population).

Source: S&P Global as of December 31, 2019, except Deposits and Top 3 Competitor Combined Deposit Market Shares, which reflects data as of September 30, 2019.

Our Business Strategy

As part of our goal of becoming a leading regional community bank holding company, we seek to continue to generate strong organic growth, as well as pursue selective acquisitions of financial institutions and other complementary businesses. Our focus is on building organic growth through strong banking relationships with small- and medium-sized businesses and consumers in our primary markets, while maintaining a low-risk profile designed to generate reliable income streams and attractive returns. The key components of our strategic plan are:

●	Focus on client-centered, relationship-driven banking strategy. Our business and commercial bankers focus on small- and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services. Our business and commercial bankers are supported by treasury management teams in each of their markets, which allows us to more effectively deliver a comprehensive suite of products and services to our business clients and further deepen our banking relationships. Our consumer bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit, online and mobile banking solutions.

●	Expansion of commercial banking, business banking and specialty businesses. We have made significant investments in our commercial relationship managers, as well as developed significant capabilities across our business banking and several specialty commercial banking offerings. Our strategy is to originate a high-quality loan portfolio that is diversified across industries and granular in loan size. We have preferred lender status with the Small Business Administration (“SBA”) providing a leveraged platform for growth in the business lending segment. We believe we are well-positioned to leverage our operating and risk management infrastructure through organic growth, and we intend to continue to add or repurpose our commercial relationship managers to higher growth opportunities and markets in order to drive increased profitability.

●	Expansion through organic growth and competitive product offerings. We believe that our focus on serving consumers and small- to medium-sized businesses, coupled with our competitive product offerings, will provide an expanded revenue base and new sources of fee income. We conduct regular market and competitive analysis to determine which products and services are best suited for our clients. Our teams also continue to pursue opportunities to deepen client relationships, which we believe will further increase our organic loan origination volumes and attract new transaction accounts that offer lower cost of funds and higher fee generating activity.

●	Continue to strengthen profitability through organic growth and operating efficiencies. We continue to utilize our comprehensive underwriting and risk management processes under one operating platform while maintaining local branding, leadership and decision making, which allows us to support growth and realize operating efficiencies throughout our enterprise. We believe that we have the infrastructure in place to support our future revenue growth without causing non-interest expenses to increase by a corresponding amount. Our growth strategy is focused on organic initiatives in order to accelerate our growth in profitability. Key priorities to strengthen profitability include the continued ramp-up of loan production, growing low-cost core deposits, implementing additional fee-based business initiatives and further enhancing operational efficiencies.

●	Maintain conservative risk profile and sound risk management practices. Strong risk management is an important element of our operating philosophy. We maintain a conservative risk culture with adherence to comprehensive and seasoned policies across all areas of the organization. We implement self-imposed concentration limits on our loan portfolio to ensure a granular and diverse loan portfolio and protect against downside risk to any particular industry or real estate sector. Our risk management approach seeks to identify, assess and mitigate risk and minimize any resulting losses. We have implemented processes to identify, measure, monitor, report and analyze the types of risk to which we are subject. We believe our risk management policies establish appropriate limitations that allow for the prudent oversight of such risks that include, but are not limited to the following: credit, liquidity, market, operational, legal and compliance, reputational, and strategic and business risk.

●	Pursue disciplined acquisitions or other expansionary opportunities. We expect that acquisitions or other expansionary opportunities will continue to be a component of our growth strategy. We intend to carefully select opportunities that we believe have stable core franchises, have significant local market share or will add asset generation capabilities or fee income streams while structuring the opportunities to limit risk. Further, we seek transactions that offer opportunities for clear financial benefits with valuations that have acceptable levels of earnings accretion, tangible book value dilution/earn-back, and internal rates of return. We seek to acquire or expand into financial services franchises in markets that exhibit attractive demographic attributes and business growth trends, and we believe that our focus on attractive markets will provide long-term opportunities for organic growth. Our focus is on our primary markets of Colorado, the greater Kansas City region, New Mexico, Texas and Utah, including teams, asset portfolios, specialty commercial finance businesses, and whole banks.

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

Products and Services

Through the Bank, our primary business is to offer a full range of traditional banking products and financial services to our commercial, business and consumer clients, who are predominantly located in Colorado, the greater Kansas City region, New Mexico, Texas and Utah. We conduct our banking business through 101 banking centers, with 48 of those located in Colorado, 44 in Kansas and Missouri, six in New Mexico, two in Texas and one in Utah as of December 31, 2019. Our distribution network also includes 127 ATMs as well as fully integrated online banking and mobile banking services. We offer a high level of personalized service to our clients through our relationship managers and banking center associates. We believe that a banking relationship that includes multiple services, such as loan and deposit services, online and mobile banking solutions and treasury management products and services, is the key to profitable and long-lasting client relationships and that our local focus and decision making provide us with a competitive advantage over banks that do not have these attributes.

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

Working capital loans generally have terms of up to one year, are usually secured by accounts receivable and inventory and carry the personal guarantees of the principals of the business. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type. In the case of owner-occupied commercial real estate loans, we are usually the primary provider of financial services for the company and/or the principals and the primary source of repayment is through the cash flows generated by the borrowers’ business operations. Owner-occupied commercial real estate loans are typically secured by a first lien mortgage on real property plus assignments of all leases related to the properties. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% or less loan-to-value ratio on owner-occupied properties. As of December 31, 2019, substantially all of our commercial and industrial loans were secured.

Non-Owner Occupied Commercial Real Estate Loans—Non-owner occupied commercial real estate loans (“CRE”) consist of loans to finance the purchase of commercial real estate and development loans. Our non-owner occupied CRE loans include commercial properties such as office buildings, warehouse/distribution buildings, multi-family, hospitality and retail buildings. These loans are typically secured by a first lien mortgage or deed of trust, as well as assignments of all related leases. Underwriting guidelines generally require borrowers to contribute cash equity that results in a 75% or less loan to value ratio.

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

Associates

At December 31, 2019, we had 1,229 full-time associates and 69 part-time associates.

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

NBH Bank as a Colorado State-Chartered Bank

Our bank subsidiary, NBH Bank, is a Colorado state-chartered bank and also a member of the Federal Reserve Bank of Kansas City. As such, NBH Bank is subject to examination, supervision and regulation by both the Colorado Division of Banking and the Federal Reserve. NBH Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) through the DIF, in the manner and to the extent provided by law. As an insured bank, NBH Bank is subject to the provisions of the Federal Deposit Insurance Act, as amended (the “FDI Act”), and the FDIC’s implementing regulations thereunder, and may also be subject to supervision and examination by the FDIC under certain circumstances.

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

Further, the federal bank regulatory agencies may set higher capital requirements for an individual bank or when a bank’s particular circumstances warrant. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements in order to be considered well-capitalized, and future regulatory change could impose higher capital standards as a routine matter.

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

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions (generally referred to as “Covered Transactions”) between a bank and its non-bank affiliates. Covered Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank, and Covered Transactions with all affiliates may not exceed, in the aggregate, 20% of the bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from tier 2 capital. The bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with Covered Transactions that are extensions of credit, the bank may be required to hold collateral to provide added security to the bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are Covered Transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding Covered Transactions must be satisfied. As of December 31, 2019, the Company did not have any outstanding Covered Transactions.

Regulatory Notice and Approval Requirements for Acquisitions of Control

We must generally receive federal bank regulatory approval before we can acquire a financial institution. Specifically, as a bank holding company, we must obtain prior approval of the Federal Reserve in connection with any acquisition that would result in the Company owning or controlling 5% or more of any class of voting securities of a bank or another bank holding company. Our ability to make investments in depository institutions will depend on our ability to obtain approval for such investments from the Federal Reserve. The Federal Reserve could deny our application based on the above criteria or other considerations. For example, we could be required to sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

In addition, federal and state laws, including the BHCA and the Change in Bank Control Act, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. Whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting securities or is entitled to appoint or elect a majority of the board of directors. For investments under those thresholds, regulators will examine whether the investor has the ability to exercise a controlling influence over the depository institution’s voting shares an investor acquires as well as the number of directors the investor is able to appoint or elect. Similarly, if an investor’s ownership of our voting securities or ability to appoint or elect directors were to exceed certain thresholds, the investor could be deemed to “control” us for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

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

Reserve Requirements

Pursuant to regulations of the Federal Reserve, all banks are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank (“FRB”).

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

Recent Regulatory Reform

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

EGRRCPA, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by establishing a single “Community Bank Leverage Ratio” of 9 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. A major effect of this change is to exclude such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, EGRRCPA includes regulatory relief for community banks regarding the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

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

Our business and operations are sensitive to general business and economic conditions in the United States and in our core markets of Colorado, the greater Kansas City region, New Mexico, Texas and Utah. If the economies in our core markets, or the U.S. economy more generally, experience worsening economic conditions, including industry-specific conditions, we could be materially and adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines, lower home sales and commercial activity, further or prolonged pressure on energy prices, high unemployment, and the economic effects of natural disasters, severe weather conditions, health emergencies or pandemics, cyberattacks, outbreaks of hostilities, terrorism or other geopolitical instabilities. All of these factors would be detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us.

Changes in the assumptions underlying our acquisition method of accounting, or other significant accounting estimates could affect our financial information and have a material adverse effect on us.

A material portion of our financial results is based on, and subject to, significant assumptions and subjective judgments. As a result of our acquisitions, our financial information is influenced by the application of the acquisition method of accounting, which requires us to make complex assumptions, and these assumptions materially affect our financial results. As such, any financial information generated through the use of the acquisition method of accounting is subject to modification or change. If our assumptions are incorrect and we change or modify our assumptions, it could have a material adverse effect on us or our previously reported results. Additionally, a change in our accounting estimates, such as our ability to realize deferred tax assets, the need for a valuation allowance or the recoverability of the goodwill recorded at the time of our acquisitions, could have a material adverse effect on our financial results.

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

On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, the new accounting standard promulgated by the Financial Accounting Standards Board (“FASB”), regarding the recognition of credit losses. This standard makes significant changes to the accounting and disclosures for credit losses on financial instruments recorded on an amortized cost basis, including our loans held for investment. The new current expected credit loss (“CECL”) impairment model requires an estimate of expected credit losses for financial assets measured over the contractual life of an instrument based on historical experience, current conditions and reasonable and supportable forecasts. The standard provides significant flexibility and requires a high degree of judgment in order to develop an estimate of expected lifetime losses. Providing for lifetime losses for our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.

We hold and acquire an amount of OREO from time to time, which may lead to volatility in operating expenses and vulnerability to declines in real property values.

When necessary, we foreclose on and take title to the real estate serving as collateral for our loans as part of our business. Real estate that we own but do not use in the ordinary course of our operations is referred to as OREO property. Higher OREO balances as a result of our acquisitions have led to greater expenses as we incur costs to manage and dispose of the properties. While the carrying value of OREO from acquisitions has decreased substantially in recent years, our earnings may continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with OREO assets. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The expenses associated with OREO and any further OREO write-downs could have a material adverse effect on us.

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

●

the ability to develop, maintain and build upon long-term client relationships based on quality service, effective and efficient products and services, high ethical standards and safe and sound assets;

●	the scope, relevance and pricing of products and services offered to meet client needs and demands;
●	the rate at which we introduce new products and services, including internet-based or other digital services, relative to our competitors;
●	the ability to attract and retain highly qualified associates to operate our business;
●	the ability to expand our market position;
●	client satisfaction with our level of service;
●	the ability to invest in new technologies;
●	the ability to operate our business effectively and efficiently; and
●	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could materially and adversely affect us.

We may not be able to meet the cash flow requirements of deposit withdrawals and other business needs unless we maintain sufficient liquidity.

We require liquidity to make loans and to repay deposit and other liabilities as they become due or are demanded by clients. We principally depend on checking, savings and money market deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. As a result of a decline in overall depositor confidence, an increase in interest rates paid by competitors, general interest rate levels, higher returns being available to clients on alternative investments and general economic conditions, a substantial number of our clients could withdraw their bank deposits with us from time to time, resulting in our deposit levels decreasing substantially, and our cash on hand may not be able to cover such withdrawals and our other business needs, including amounts necessary to operate and grow our business. This would require us to seek third party funding or other sources of liquidity, such as asset sales. Our access to third party funding sources, including our ability to raise funds through the issuance of additional shares of our common stock or other equity or equity-related securities, incurrence of debt, or federal funds purchased, may be impacted by our financial strength, performance and prospects and may also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry, all of which may make potential funding sources more difficult to access, less reliable and more expensive. We may not have access to third party funding in sufficient amounts on favorable terms, or the ability to undertake asset sales or access other sources of liquidity, when needed, or at all, which could materially and adversely affect us.

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

The U.K. Financial Conduct Authority announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. This announcement, in conjunction with financial benchmark reforms more generally and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices that are used as interest rate “benchmarks.” In addition, regulators, industry groups and certain committees (e.g. the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g. the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve and what the effect of their implementation may be on the market for floating-rate financial instruments. Uncertainty as to the nature and effect of such reforms and actions, and the potential or actual discontinuance of benchmark quotes, may adversely affect our financial condition or results of operations, including the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including any LIBOR-based securities, loans and derivatives. Furthermore, there can be no assurances that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that may have an unpredictable impact on contractual mechanics (including, but not limited to, interest rates to be paid to or by us), which may also result in adversely affecting our financial condition or results of operations.

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

As a financial institution, we may be the target of fraudulent activity that may result in financial losses to us or our clients, privacy breaches against our clients or damage to our reputation and regulatory relationships. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, unauthorized intrusion into or use of our systems, ATM skimming or jackpotting, and other dishonest acts. We provide our clients with the ability to bank remotely, including via online, mobile and phone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking.

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

A mortgage servicing right (“MSR”) is the right to service a mortgage loan for a fee. The majority of our MSRs were assets assumed as part of acquisitions. We can also capitalize MSRs when we originate mortgage loans and retain the servicing rights after we sell the loans. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate our MSRs for impairment based on the difference between the carrying amount and fair value, and, if a temporary impairment exists, we establish a valuation allowance through a charge that negatively affects our earnings.

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

The required accounting treatment of loans we acquire through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

Under U.S. GAAP, we are required to record loans acquired through acquisitions at fair value. Estimating the fair value of such loans requires management to make estimates based on available information, facts, and circumstances on the acquisition date. Any discount on acquired loans is accreted into interest income over the weighted average remaining contractual life of the loans. Therefore, our net interest margins may initially increase due to the discount accretion. We expect the yields on the total loan portfolio will decline as our acquired loan portfolios pay down or mature and the corresponding accretion of the discount decreases. We expect downward pressure on our interest income to the extent that the runoff of our acquired loan portfolios is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

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

●

continue to implement and improve our operational, credit, financial, legal, management and other internal risk controls and processes and our reporting systems and procedures in order to manage a growing number of client relationships;

●	scale our technology platform;
●	integrate our acquisitions and develop consistent policies throughout the various lines of businesses;
●	attract and retain the client base; and
●	attract and retain management talent.

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

We intend to complement and expand our business by pursuing strategic acquisitions of financial services franchises. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, including the Federal Reserve and Colorado Division of Banking. In acting on applications, our banking regulators consider, among other factors:

●	the effect of the acquisition on competition;
●	the financial condition, liquidity, results of operations, capital levels and future prospects of the applicant and the bank(s) involved;
●	the quantity and complexity of previously consummated acquisitions;
●	the managerial resources of the applicant and the bank(s) involved;
●	the convenience and needs of the community, including the record of performance under the Community Reinvestment Act; and
●	the effectiveness of the applicant in combating money laundering activities.

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

We intend to continue to grow our business through organic loan growth and strategic acquisitions of financial services franchises. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. As our acquired loan portfolio, which generally produces higher yields than our originated loans due to loan discounts and accretable yield, is paid down, we expect downward pressure on our income to the extent that the runoff is not replaced with other high-yielding loans. As a result of the foregoing, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans, we could be materially and adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher-yielding loans that fail to perform.

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

Delinquencies and losses in the loan portfolios and other assets we acquire may exceed our initial forecasts developed during our due diligence investigation prior to acquisition and, thus, produce lower returns than we believed our purchase price supported. Furthermore, our due diligence investigation may not reveal all material issues. If, during the diligence process, we fail to identify all relevant issues related to an acquisition, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in significant losses. Any of these events could materially and adversely affect us. Economic conditions may create an uncertain environment with respect to asset valuations and there is no certainty that we will be able to sell assets or institutions after we acquire them if we determine it would be in our best interests to do so. In addition, there may be limited liquidity for certain asset classes we hold, including commercial real estate and construction and development loans. Any of the foregoing matters could materially and adversely affect us.

We face additional risks due to our increased mortgage banking activities that could negatively impact net income and profitability.

We sell a majority of the mortgage loans that we originate. The sale of these loans generates non-interest income and can be a source of liquidity for the Bank. Disruption in the secondary market for residential mortgage loans as well as declines in real estate values could result in one or more of the following:

●	our inability to sell mortgage loans on the secondary market, which could negatively impact our liquidity position;
●	declines in real estate values could decrease the potential of mortgage originations, which could negatively impact our earnings;
●	if it is determined that loans were made in breach of our representations and warranties to the secondary market, we could incur losses associated with the loans;
●	increased compliance requirements could result in higher compliance costs, higher foreclosure proceedings or lower loan origination volume, all which could negatively impact future earnings; and
●	a rise in interest rates could cause a decline in mortgage originations, which could negatively impact our earnings.

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

We are subject to extensive regulation, supervision, and legislation by federal and state regulators and bodies that govern almost all aspects of our operations. Intended to protect clients, depositors and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage (including foreclosure and collection practices), limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations, including the effects of the Dodd Frank Act Wall Street Reform and Consumer Protection Act of 2010, can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us.

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

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans or cause us to reduce the average percentage rate or the points and fees on loans that we do make.

Our ability to pay dividends is subject to regulatory limitations and our bank subsidiary’s ability to pay dividends to us is also subject to regulatory limitations.

Our ability to declare and pay dividends depends both on the ability of our bank subsidiary to pay dividends to us and on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Because we are a separate legal entity from our bank subsidiary and we do not have significant operations of our own, any dividends paid by us to our shareholders would have to be paid from funds at the holding company level that are legally available therefor. However, as a bank holding company, we are subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Additionally, various federal and state statutory provisions limit the amount of dividends that our bank subsidiary can pay to us as its holding company without regulatory approval. Finally, holders of our common stock are only entitled to receive such dividends as our board of directors may declare in its unilateral discretion. Dividends are paid out of funds legally available for such purpose based on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our board of directors. Accordingly, we may not pay the amount of dividends referenced in our current intention above, or any dividends at all, to our shareholders in the future.

Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We operate in multiple jurisdictions, and we are subject to tax laws and regulations of the U.S. federal, state and local governments. From time to time, legislative initiatives may be adopted, which may impact our effective tax rate and could adversely affect our deferred tax assets, tax positions and/or our tax liabilities. In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our historical tax positions will not be challenged by relevant tax authorities or that we would be successful in defending our positions in connection with any such challenge.

Item 1B.    UNRESOLVED STAFF COMMENTS.

None

Item 2.       PROPERTIES.

Our principal executive offices are located in the Denver Tech Center area immediately south of Denver, Colorado. We also have approximately 70,000 square feet of office and operations space in Kansas City, Missouri. At December 31, 2019, we operated 48 banking centers in Colorado, 44 in Kansas and Missouri, six in New Mexico, two in Texas and one in Utah. Of these banking centers, 31 locations were leased and 70 were owned.

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

Item 4.       MINE SAFETY DISCLOSURES.

None.

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Shares of the Company’s common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “NBHC”. The following table presents the cash dividends paid for the periods indicated:

Quarter	2019	2018
Fourth	$0.20	$0.17
Third	0.19	0.14
Second	0.19	0.14
First	0.17	0.09
Total	$0.75	$0.54

In October 2012, upon the initial public offering, the Company commenced the payment of a $0.05 per share quarterly cash dividend to holders of its common stock. As of December 31, 2019, the quarterly cash dividend was $0.20 per share, representing a cumulative increase of 300% since the initial public offering.

Performance Graph

The following graph presents a comparison of the Company’s performance to the indices named below. It assumes $100 invested on December 31, 2014, with dividends invested on a total return basis.

Total Return Performance
NBHC
KBW Regional Banking Index
Russell 2000 Index
Index Value
235
230
225
220
215
210
205
200
195
190
185
180
175
170
165
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
85
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
NBHC	100.00	111.21	167.55	172.19	166.28	193.81
KBW Regional Banking Index	100.00	106.00	147.46	150.13	123.87	153.44
Russell 2000 Index	100.00	95.59	115.93	132.88	118.23	148.36

The following table sets forth information about our repurchases of our common stock during the fourth quarter of 2019:

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
October 1 - October 31, 2019(1)	740	$34.29	—	$12,562,825
November 1 - November 30, 2019(1)	3,445	35.89	—	12,562,825
Total	4,185	$35.61	—	$12,562,825

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On August 5, 2016, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $12.6 million remained available for purchase at December 31, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

During the second quarter of 2014, shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons. As of December 31, 2019, the aggregate number of Company common stock available for issuance under the 2014 Plan was 4,996,156 shares.

During the second quarter of 2015, shareholders approved the Company’s 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year or 2,000 shares per offering period. The price an employee pays for shares is 90% of the fair market value of Company common stock on the last day of the offering period. As of December 31, 2019, the aggregate number of Company common stock available for issuance under the ESPP was 326,088 shares.

See note 16 to the consolidated financial statements for further detail related to these equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity plans approved by security holders	657,114	$26.69	5,322,244
Equity plans not approved by security holders	—	—	—
Total	657,114	$26.69	5,322,244

Item 6.       SELECTED FINANCIAL DATA.

The following table sets forth a summary of selected historical financial information derived from our audited consolidated financial statements as of and for the five years ended December 31, 2019. This information should be read together with the related notes thereto as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Such information is not necessarily indicative of anticipated future results. All amounts are presented in thousands, except share and per share data, or as otherwise noted.

Summary of Selected Historical Consolidated Financial Data

Consolidated Statements of Financial Condition Data:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Cash and cash equivalents	$110,190	$109,556	$257,364	$152,736	$166,092
Investment securities available-for-sale (at fair value)	638,249	791,102	855,345	884,232	1,157,246
Investment securities held-to-maturity	182,884	235,398	258,730	332,505	427,503
Non-marketable securities	29,751	27,555	15,030	14,949	22,529
Loans (1)	4,415,406	4,092,308	3,178,947	2,860,921	2,587,673
Allowance for loan losses	(39,064)	(35,692)	(31,264)	(29,174)	(27,119)
Loans, net	4,376,342	4,056,616	3,147,683	2,831,747	2,560,554
Loans held for sale	117,444	48,120	4,629	24,187	13,292
Other real estate owned	7,300	10,596	10,491	15,662	20,814
Premises and equipment, net	112,151	109,986	93,708	95,671	103,103
Goodwill and other intangible assets, net	126,388	128,497	61,237	66,579	72,059
Other assets	194,813	159,240	139,248	154,778	140,716
Total assets	$5,895,512	$5,676,666	$4,843,465	$4,573,046	$4,683,908
Deposits	$4,737,132	$4,535,621	$3,979,559	$3,868,649	$3,840,677
Other liabilities	391,460	446,039	331,499	168,208	225,687
Total liabilities	5,128,592	4,981,660	4,311,058	4,036,857	4,066,364
Total shareholders’ equity	766,920	695,006	532,407	536,189	617,544
Total liabilities and shareholders’ equity	$5,895,512	$5,676,666	$4,843,465	$4,573,046	$4,683,908

(1)	Total loans are net of unearned discounts and deferred fees and costs.

Consolidated Statements of Operations Data:

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Interest income	$242,601	$221,391	$164,421	$160,448	$171,407
Interest expense	36,771	23,954	18,115	14,808	14,462
Net interest income	205,830	197,437	146,306	145,640	156,945
Provision for loan losses	11,643	5,197	12,972	23,651	12,444
Net interest income after provision for loan losses	194,187	192,240	133,334	121,989	144,501
Non-interest income	82,752	70,775	39,205	40,027	21,448
Non-interest expense	180,745	189,334	136,677	136,009	158,024
Income before income taxes	96,194	73,681	35,862	26,007	7,925
Income tax expense	15,829	12,230	21,283	2,947	3,044
Net income	$80,365	$61,451	$14,579	$23,060	$4,881
Share Information:
Earnings per share, basic	$2.57	$2.00	$0.54	$0.81	$0.14
Earnings per share, diluted	2.55	1.95	0.53	0.79	0.14
Dividends paid	0.75	0.54	0.34	0.22	0.20
Book value per share	24.60	22.59	19.81	20.32	20.34
Tangible common book value per share(1)	20.89	18.77	17.94	18.15	18.22
Total shareholders' equity to total assets	13.01%	12.24%	10.99%	11.72%	13.18%
Tangible common equity to tangible assets(1)	11.27%	10.39%	10.06%	10.61%	11.98%
Weighted average common shares outstanding, basic	31,175,825	30,748,234	26,928,763	28,313,061	34,349,996
Weighted average common shares outstanding, diluted	31,530,817	31,430,074	27,709,659	29,091,343	34,363,487
Common shares outstanding	31,176,627	30,769,063	26,875,585	26,386,583	30,358,509

(1)

Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. We believe that the most directly comparable GAAP financial measures are book value per share and total shareholders’ equity to total assets. See the reconciliation under “About Non-GAAP Financial Measures.”

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Key Ratios
Return on average assets	1.38%	1.10%	0.31%	0.50%	0.10%
Return on average tangible assets(1)	1.42%	1.15%	0.38%	0.57%	0.17%
Return on average tangible assets, adjusted(1)	1.42%	1.26%	0.82%	0.57%	0.17%
Return on average equity	10.89%	9.28%	2.67%	3.95%	0.70%
Return on average tangible common equity(1)	13.07%	11.60%	3.61%	5.04%	1.29%
Return on average tangible common equity, adjusted(1)	13.07%	12.76%	7.75%	5.04%	1.29%
Loan to deposit ratio (end of period)	93.21%	90.23%	80.00%	74.58%	67.72%
Non-interest bearing deposits to total deposits (end of period)	25.01%	23.64%	22.68%	21.89%	21.22%
Net interest margin(3)	3.83%	3.85%	3.36%	3.39%	3.54%
Net interest margin FTE(1)(3)(8)	3.93%	3.93%	3.50%	3.49%	3.60%
Interest rate spread FTE(4)(8)	3.65%	3.77%	3.35%	3.38%	3.48%
Yield on earning assets(2)	4.52%	4.31%	3.78%	3.74%	3.86%
Yield on earning assets FTE(1)(2)(8)	4.61%	4.40%	3.91%	3.84%	3.92%
Cost of interest bearing liabilities	0.96%	0.63%	0.56%	0.46%	0.44%
Cost of deposits	0.64%	0.45%	0.41%	0.36%	0.36%
Non-interest income to total revenue FTE(8)	28.18%	25.95%	20.49%	21.09%	11.84%
Non-interest expense to average assets	3.10%	3.38%	2.90%	2.92%	3.27%
Non-interest expense to average assets, adjusted(1)	3.10%	3.23%	2.84%	2.92%	3.27%
Efficiency ratio	62.22%	69.78%	70.80%	70.30%	85.55%
Efficiency ratio FTE(1)(8)	61.15%	68.64%	68.63%	68.79%	84.28%

Total Loans Asset Quality Data(5)(6)(7)
Non-performing loans to total loans	0.49%	0.60%	0.66%	1.07%	0.99%
Non-performing assets to total loans and OREO	0.66%	0.85%	0.99%	1.61%	1.81%
Allowance for loan losses to total loans	0.88%	0.87%	0.98%	1.02%	1.05%
Allowance for loan losses to non-performing loans	179.62%	145.94%	148.88%	94.98%	105.74%
Net charge-offs to average loans	0.19%	0.02%	0.36%	0.80%	0.12%

(1)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliation below.
(2)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities or loans are excluded from interest-earning assets.
(3)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(4)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
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
(8)

Presented on a fully taxable equivalent basis using the statutory rate of 21% for 2019 and 2018 and 35% for prior years. The taxable equivalent adjustments included above are $5,065, $4,482, $5,852, $4,081 and $2,695 for the years ended 2019, 2018, 2017, 2016 and 2015, respectively.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Total shareholders’ equity	$766,920	$695,006	$532,407	$536,189	$617,544
Less: goodwill and core deposit intangible assets, net	(123,758)	(124,941)	(61,237)	(66,580)	(72,060)
Add: deferred tax liability related to goodwill	8,241	7,327	10,873	9,323	7,772
Tangible common equity (non-GAAP)	$651,403	$577,392	$482,043	$478,932	$553,256

Total assets	$5,895,512	$5,676,666	$4,843,465	$4,573,046	$4,683,908
Less: goodwill and core deposit intangible assets, net	(123,758)	(124,941)	(61,237)	(66,580)	(72,060)
Add: deferred tax liability related to goodwill	8,241	7,327	10,873	9,323	7,772
Tangible assets (non-GAAP)	$5,779,995	$5,559,052	$4,793,101	$4,515,789	$4,619,620

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	13.01%	12.24%	10.99%	11.72%	13.18%
Less: impact of goodwill and core deposit intangible assets, net	(1.74)%	(1.85)%	(0.93)%	(1.11)%	(1.20)%
Tangible common equity to tangible assets (non-GAAP)	11.27%	10.39%	10.06%	10.61%	11.98%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$651,403	$577,392	$482,043	$478,932	$553,256
Divided by: ending shares outstanding	31,176,627	30,769,063	26,875,585	26,386,583	30,358,509
Tangible common book value per share (non-GAAP)	$20.89	$18.77	$17.94	$18.15	$18.22

Tangible common book value per share, excluding accumulated other comprehensive (income) loss calculations:
Tangible common equity (non-GAAP)	$651,403	$577,392	$482,043	$478,932	$553,256
Accumulated other comprehensive (income) loss, net of tax	(2,062)	11,275	6,242	1,762	(95)
Tangible common book value, excluding accumulated other comprehensive (income) loss, net of tax (non-GAAP)	649,341	588,667	488,285	480,694	553,161
Divided by: ending shares outstanding	31,176,627	30,769,063	26,875,585	26,386,583	30,358,509
Tangible common book value per share, excluding accumulated other comprehensive (income) loss, net of tax (non-GAAP)	$20.83	$19.13	$18.17	$18.22	$18.22

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Net income	$80,365	$61,451	$14,579	$23,060	$4,881
Add: impact of core deposit intangible amortization expense, after tax	899	1,649	3,259	3,343	3,295
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$81,264	$63,100	$17,838	$26,403	$8,176

Average assets	$5,837,121	$5,607,532	$4,705,241	$4,651,953	$4,831,070
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(116,104)	(118,546)	(52,958)	(59,977)	(66,549)
Average tangible assets (non-GAAP)	$5,721,017	$5,488,986	$4,652,283	$4,591,976	$4,764,521

Average shareholders' equity	$737,923	$662,420	$546,716	$583,686	$701,476
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(116,104)	(118,546)	(52,958)	(59,977)	(66,549)
Average tangible common equity (non-GAAP)	$621,819	$543,874	$493,758	$523,709	$634,927

Return on average assets	1.38%	1.10%	0.31%	0.50%	0.10%
Return on average tangible assets (non-GAAP)	1.42%	1.15%	0.38%	0.57%	0.17%
Return on average equity	10.89%	9.28%	2.67%	3.95%	0.70%
Return on average tangible common equity (non-GAAP)	13.07%	11.60%	3.61%	5.04%	1.29%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Interest income	$242,601	$221,391	$164,421	$160,448	$171,407
Add: impact of taxable equivalent adjustment	5,065	4,482	5,852	4,081	2,695
Interest income FTE (non-GAAP)	$247,666	$225,873	$170,273	$164,529	$174,102

Net interest income	$205,830	$197,437	$146,306	$145,640	$156,945
Add: impact of taxable equivalent adjustment	5,065	4,482	5,852	4,081	2,695
Net interest income FTE (non-GAAP)	$210,895	$201,919	$152,158	$149,721	$159,640

Average earning assets	$5,368,073	$5,131,694	$4,353,320	$4,290,171	$4,439,139
Yield on earning assets	4.52%	4.31%	3.78%	3.75%	3.86%
Yield on earning assets FTE (non-GAAP)	4.61%	4.40%	3.91%	3.84%	3.92%
Net interest margin	3.83%	3.85%	3.36%	3.39%	3.54%
Net interest margin FTE (non-GAAP)	3.93%	3.93%	3.50%	3.49%	3.60%

Efficiency Ratio

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Net interest income	$205,830	$197,437	$146,306	$145,640	$156,945
Add: impact of taxable equivalent adjustment	5,065	4,482	5,852	4,081	2,695
Net interest income, FTE (non-GAAP)	$210,895	$201,919	$152,158	$149,721	$159,640

Non-interest income	$82,752	$70,775	$39,205	$40,027	$21,448

Non-interest expense	$180,745	$189,334	$136,677	$136,009	$158,024
Less: core deposit intangible asset amortization	(1,183)	(2,170)	(5,342)	(5,480)	(5,401)
Non-interest expense, adjusted for core deposit intangible asset amortization	$179,562	$187,164	$131,335	$130,529	$152,623

Efficiency ratio	62.22%	69.78%	70.80%	70.30%	85.55%
Efficiency ratio FTE (non-GAAP)	61.15%	68.64%	68.63%	68.79%	84.28%

Adjusted Financial Results

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Adjustments to net income:
Net income	$80,365	$61,451	$14,579	$23,060	$4,881
Adjustments(1)	—	6,321	20,430	—	—
Adjusted net income (non-GAAP)	$80,365	$67,772	$35,009	$23,060	$4,881

Adjustments to earnings per share:
Earnings per share	$2.55	$1.95	$0.53	$0.79	$0.14
Adjustments(1)	—	0.21	0.73	—	—
Adjusted earnings per share - diluted (non-GAAP)	$2.55	$2.16	$1.26	$0.79	$0.14

Adjustments to return on average tangible assets:
Adjusted net income (non-GAAP)	$80,365	$67,772	$35,009	$23,060	$4,881
Add: impact of core deposit intangible amortization expense, after tax	899	1,649	3,259	3,343	3,295
Net income adjusted for impact of core deposit intangible amortization expense, after tax	81,264	69,421	38,268	26,403	8,176
Average tangible assets (non-GAAP)	5,721,017	5,488,986	4,652,283	4,591,976	4,764,521
Adjusted return on average tangible assets (non-GAAP)	1.42%	1.26%	0.82%	0.57%	0.17%

Adjustments to return on average tangible common equity:
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$81,264	$69,421	$38,268	$26,403	$8,176
Average tangible common equity (non-GAAP)	621,819	543,874	493,758	523,709	634,927
Adjusted return on average tangible common equity (non-GAAP)	13.07%	12.76%	7.75%	5.04%	1.29%

Adjustments to non-interest expense:
Non-interest expense	$180,745	$189,334	$136,677	$136,009	$158,024
Adjustments(1)	—	7,957	3,182	—	—
Adjusted non-interest expense (non-GAAP)	180,745	181,377	133,495	136,009	158,024
Non-interest expense to average assets, adjusted (non-GAAP)	3.10%	3.23%	2.84%	2.92%	3.27%

(1) Adjustments:
Non-interest expense adjustments:
Non-recurring Peoples acquisition-related expenses	$—	$7,957	$2,691	$—	$—
Tax reform bonus(2)	—	—	491	—	—
Total non-interest expense adjustments (non-GAAP)	$—	$7,957	$3,182	$—	$—

Total pre-tax adjustments (non-GAAP)	$—	$7,957	$3,182	$—	$—
Collective tax expense impact	—	(1,636)	(1,209)	—	—
Deferred tax asset remeasurement	—	—	18,457	—	—
Adjustments (non-GAAP)	$—	$6,321	$20,430	$—	$—

(2)	Represents a special $1,000 bonus payment to 491 associates made in connection with the Tax Cuts and Jobs Act enacted in 2017.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the years ended December 31, 2019, 2018, and 2017, and with the other financial and statistical data presented in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and should be read herewith.

Management’s discussion focuses on 2019 results compared to 2018. For a discussion of 2018 results compared to 2017, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We also believe that our established presence in core markets that are outperforming national averages positions us well for growth opportunities. As of December 31, 2019, we had $5.9 billion in assets, $4.4 billion in loans, $4.7 billion in deposits and $0.8 billion in equity.

Completing 2019 marks the 10th year in our Company’s history. During our first decade, we completed six acquisitions and built a bank with a balance sheet and capital position that we believe will withstand any economic environment. We are proud of our industry-leading credit quality metrics and our high-quality client relationships. We have positioned ourselves in strong markets and created meaningful value for our clients, associates, communities and shareholders. We begin the next decade with a solid foundation, strong capital and momentum for future growth.

Operating Highlights and Key Challenges

Increased profitability and returns

●

Net income was a record $80.4 million, or $2.55 per diluted share, for 2019, compared to net income of $61.5 million, or $1.95 per diluted share, for 2018. Net income during 2018 included $6.3 million, after tax, of expenses related to the acquisition of Peoples. Adjusting for these expenses, net income would have been $67.8 million, or $2.16 per diluted share for 2018.

●

The return on average tangible assets was 1.42% for 2019, compared to 1.15% for 2018. Adjusting for the non-recurring Peoples acquisition expenses, the return on average tangible assets was 1.26% for 2018.

●

The return on average tangible common equity was 13.07% for 2019, compared to 11.60% for 2018. Adjusting for the non-recurring Peoples acquisition expenses, the return on average tangible common equity was 12.76% for 2018.

Strategic execution

●

As part of our continued focus on improving operating efficiencies and investing in digital solutions for our clients, we consolidated four banking centers in our Colorado and Kansas City markets during the fourth quarter of 2019. A fair value impairment charge of $0.9 million was recorded to other non-interest expense during the third quarter of 2019 related to the consolidations, with an expected earn back of less than one year.

●	Announced expansion into Utah in January 2019, with a focus on serving commercial and business banking clients in Salt Lake City’s Wasatch Front.
●	Delivered full year originated and acquired loan growth of 8.5% fueled by a second consecutive year of $1.2 billion of new loan originations.

●

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans and all concentration levels remain well below our self-imposed limits.

●	Continued to build and deepen relationships with our clients, resulting in transaction deposit growth of $223.9 million, or 6.5%, since December 31, 2018.

Loan portfolio

●	Total loans ended the year at $4.4 billion and increased $323.1 million, or 7.9%, since December 31, 2018.
●

Grew originated and acquired loans outstanding to $4.4 billion, an increase of $339.9 million, or 8.5%, since December 31, 2018, led by originated and acquired commercial loan growth of $352.8 million, or 13.4%.

●	Loan originations during the year totaled $1.2 billion, led by commercial loan originations of $781.7 million.

Credit quality

●

Provision for loan losses totaled $11.6 million and $5.2 million during 2019 and 2018, respectively. The current provision was recorded to support originated loan growth and net charge-offs including a $6.6 million charge-off of one previously acquired commercial loan.

●

Net charge-offs of $8.3 million and $0.8 million were recorded during 2019 and 2018, respectively, and included $6.6 million during 2019 related to the one acquired loan described above. Net charge-offs to average total loans totaled 0.19% and 0.02% for 2019 and 2018, respectively.

●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual TDRs) decreased to 0.49% of total loans at December 31, 2019, compared to 0.60% at December 31, 2018. Non-performing assets to total loans and OREO totaled 0.66% at December 31, 2019 compared to 0.85% at December 31, 2018.

Client deposit funded balance sheet

●	Average non-interest bearing demand deposits during the fourth quarter of 2019 increased $73.5 million, or 26.4% annualized, compared to the same period in the prior year.
●	Time deposits averaged $1.1 billion during the fourth quarter of 2019, decreasing $36.7 million, or 13.2% annualized, compared to the same period in 2018.
●

Non-interest bearing demand deposits were 25.0% of total deposits at December 31, 2019, increasing from 23.6% at December 31, 2018. The mix of transaction deposits to total deposits improved to 77.7% at December 31, 2019 from 76.2% at December 31, 2018 due to our continued focus on developing long-term banking relationships.

●	Cost of deposits totaled 0.64% for the year ended December 31, 2019, increasing from 0.45% for the prior year.

Revenues

●	Fully taxable equivalent net interest income totaled $210.9 million for the year ended December 31, 2019 and increased $9.0 million, or 4.4%, compared to prior year.
●

Average earning assets increased $236.4 million, or 4.6%, during 2019 compared to the prior year, primarily driven by average originated and acquired loan growth of $492.2 million, partially offset by a decrease in average investment securities of $221.1 million.

●

The FTE net interest margin remained consistent at 3.93% for the year ended December 31, 2019 and 2018 as the increase in average earning assets and earning asset yields were offset by an increase in the cost of funds. The yield on earning assets increased 21 basis points, led by a 28 basis point increase in the originated loan portfolio yields due to higher new loan yields. The cost of funds increased 33 basis points from 0.63% to 0.96% for the year ended December 31, 2019.

●

Non-interest income totaled a record $82.8 million during 2019, increasing $12.0 million from the prior year. Mortgage banking income increased $12.2 million, or 40.7%, other non-interest income increased $0.5 million and service charges and bank card fees remained consistent with last year. Income from OREO properties decreased $0.6 million during the year ended December 31, 2019.

Expenses

●

Non-interest expense totaled $180.7 million during 2019, representing a decrease of $8.6 million, or 4.5%, primarily driven by a $6.7 million increase in net gains on the sale of OREO properties and efficiencies gained from the integration of the Peoples acquisition. Salaries and benefits increased $7.8 million primarily due to higher mortgage banking commissions. Other non-interest expense included banking center consolidation expenses of $0.9 million recorded during 2019. Additionally, included in the prior year were $8.0 million of non-recurring acquisition costs.

●

Income tax expense totaled $15.8 million during 2019 compared to $12.2 million during 2018. Tax expense was lowered by $2.2 million and $1.3 million of tax benefit from stock compensation activity during 2019 and 2018, respectively. Adjusting for the stock compensation activity, the 2019 and 2018 effective tax rate was 18.7% and 18.3%, respectively.

Strong capital management

●

Capital ratios are strong as our capital position remains in excess of federal bank regulatory well-capitalized thresholds. As of December 31, 2019, our consolidated tier 1 leverage ratio was 11.0% and our consolidated tier 1 risk-based capital and common equity tier 1 risk-based capital ratios were both 13.2%.

●	At December 31, 2019, common book value per share was $24.60, while tangible common book value per share was $20.89.
●	The Company increased its annual dividend rate 38.9% over 2018 to $0.75 per share for 2019.
●	From early 2013 through October 2016, we repurchased 26.6 million shares, or 51.7% of our shares, at an attractive weighted average price of $20.03 per share.

Key Challenges

There are a number of significant challenges confronting us and our industry. We face continual challenges implementing our business strategy, including growing the assets, particularly loans, and deposits of our business amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive environment. While at the beginning of 2019 we anticipated a generally rising rate environment throughout the year, prevailing interest rates began decreasing during the third quarter and generally have continued to decrease since that time, as a result of three Federal Reserve rate cuts from August 2019 through October 2019.

General economic conditions remained stable in 2019. Amidst national economic concerns surrounding trade tensions and indicators of decreasing consumer confidence, residential real estate values remain strong in our markets and nationally, with many markets, including Denver, hitting new post-crisis highs. We continue to see our markets outperforming national averages on many key indicators. Commercial real estate property fundamentals also remain strong, with stable occupancy and increasing lease rates, along with cyclically low capitalization rates leading to increasing valuations. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

The agriculture industry is in the fifth year of depressed commodity prices. Our food and agriculture portfolio is only 5.6% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.4% of total loans. We have maintained relationships with food and agriculture clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our originated and acquired loans outstanding portfolio at December 31, 2019 totaled $4.4 billion, representing an increase of $339.9 million, or 8.5%, compared to December 31, 2018. Our 310-30 loans have produced higher yields than our originated and acquired loans, due to accretion of fair value adjustments. During 2019, our weighted average rate on new loans funded at the time of origination was 4.96% (fully taxable equivalent), compared to the weighted average yield of our originated loan portfolio of 4.78% (fully taxable equivalent). Fully taxable equivalent net interest income reached an inflection point in the second quarter of 2017 and continued through the fourth quarter of 2019 as the yields and volumes of originated and acquired loans outpaced the decrease in higher yielding 310-30 loan balances. The inflection point was driven by strong new loan originations. Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans as well as Federal Reserve interest rate policy decisions.

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

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the determination of the allowance for loan losses. See additional discussion of our ALLL policy in note 2 – Summary of Significant Accounting Policies in the notes to our consolidated financial statements for the year ended December 31, 2019.

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

Future Accounting Pronouncements

The expected impact of accounting pronouncements recently issued but not yet required to be adopted is discussed below.

Financial Instruments - Credit Losses— In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates. Additionally, the update amends the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. We will adopt ASU 2016-13 effective January 1, 2020 using a modified retrospective approach. Using a third-party vendor solution, we have developed a discounted cash flow model that estimates an allowance for expected lifetime credit losses of the loan and securities portfolios. As of the implementation date, the Company expects to recognize an increase of up to $6.0 million in its allowance for credit losses with a corresponding maximum reduction to its common equity tier 1 capital ratio of 12 basis points. The overall estimate for the current expected credit loss (“CECL”) methodology is significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts.

Other Pronouncements—The Company reviewed ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, and ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement and ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and does not expect the adoption of these pronouncements to have a material impact on its financial statements.

Financial Condition

Total assets increased to $5.9 billion at December 31, 2019 from $5.7 billion at December 31, 2018, primarily driven by increases in total loans of $323.1 million, or 7.9%, and loans held for sale of $69.3 million, or 144.1%, which were partially offset by a decrease in total investment securities of $203.2 million, or 19.3%.

During 2019, lower cost demand, savings and money market deposits (“transaction deposits”) increased $223.9 million, or 6.5%, as we continue to develop full banking relationships with our clients. The increase in transaction deposits provided low cost funding utilized to fund loan growth.

Investment securities

Available-for-sale

Total investment securities available-for-sale were $638.2 million at December 31, 2019, compared to $791.1 million at December 31, 2018, a decrease of $152.9 million. During 2019 and 2018, maturities and paydowns of available-for-sale securities totaled $195.5 million and $216.1 million, respectively. Purchases of available-for-sale securities during 2019 and 2018 totaled $45.7 million and $72.6 million, respectively. Proceeds from sales of available-for-sale securities during 2019 and 2018 totaled $20.4 million and $33.6 million, respectively.

Available-for-sale investment securities are summarized as follows as of the dates indicated:

	December 31, 2019				December 31, 2018
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities ("MBS"):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$93,770	$95,256	14.9%	2.59%	$147,283	$146,642	18.5%	2.53%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	543,275	542,037	84.9%	2.13%	661,354	643,381	81.3%	2.15%
Municipal securities	495	487	0.1%	3.60%	619	610	0.1%	3.67%
Other securities	469	469	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$638,009	$638,249	100.0%	2.20%	$809,725	$791,102	100.0%	2.22%

As of December 31, 2019 and 2018, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 2.9 years and 3.2 years at December 31, 2019 and December 31, 2018, respectively. This estimate is based on assumptions and actual results may differ. At December 31, 2019 and December 31, 2018, the duration of the total available-for-sale investment portfolio was 2.7 years and 3.0 years, respectively.

At December 31, 2019 and 2018, adjustable rate securities comprised 2.8% and 3.7%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.40% per annum and 2.39% per annum at December 31, 2019 and 2018, respectively.

The available-for-sale investment portfolio included $0.2 million of net unrealized gains and $18.6 million of net unrealized losses at December 31, 2019 and 2018, respectively. We believe any unrecognized losses during 2018 were a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were other-than-temporarily-impaired.

 Held-to-maturity

At December 31, 2019, we held $182.9 million of held-to-maturity investment securities, compared to $235.4 million at December 31, 2018, a decrease of $52.5 million, or 22.3%. During 2019 and 2018, maturities and paydowns of held-to-maturity securities totaled $60.9 million and $61.9 million, respectively. Purchases of held-to-maturity securities totaled $10.2 million and $40.7 million during 2019 and 2018, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2019				December 31, 2018
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$127,560	$128,770	69.7%	3.19%	$157,115	$154,412	66.7%	3.24%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	55,324	54,971	30.3%	1.90%	78,283	76,514	33.3%	2.25%
Total investment securities held-to-maturity	$182,884	$183,741	100.0%	2.80%	$235,398	$230,926	100.0%	2.91%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio was $183.7 million and $230.9 million, at December 31, 2019 and 2018, respectively, and included $0.9 million of net unrealized gains and $4.5 million of net unrealized losses for the respective periods.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the total held-to-maturity portfolio as of December 31, 2019 and December 31, 2018 was 2.4 years and 2.8 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity portfolio was 2.3 years and 2.5 years as of December 30, 2019 and December 31, 2018, respectively.

Loans overview

At December 31, 2019, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date. Loans that exhibit signs of credit deterioration at the date of acquisition are accounted for in accordance with the provisions of ASC 310-30.

The table below shows the loan portfolio composition at the respective dates:

			December 31, 2019 vs.
			December 31, 2018
	December 31, 2019	December 31, 2018	% Change
Originated:
Commercial:
Commercial and industrial	$2,171,436	$1,877,221	15.7%
Owner-occupied commercial real estate	414,477	337,258	22.9%
Food and agriculture	245,320	217,294	12.9%
Energy	42,519	49,204	(13.6)%
Total commercial	2,873,752	2,480,977	15.8%
Commercial real estate non-owner occupied	505,479	407,431	24.1%
Residential real estate	651,656	657,633	(0.9)%
Consumer	21,030	22,895	(8.1)%
Total originated	4,051,917	3,568,936	13.5%

Acquired:
Commercial:
Commercial and industrial	34,561	53,926	(35.9)%
Owner-occupied commercial real estate	65,429	84,408	(22.5)%
Food and agriculture	3,265	4,862	(32.8)%
Total commercial	103,255	143,196	(27.9)%
Commercial real estate non-owner occupied	92,639	144,388	(35.8)%
Residential real estate	112,755	163,187	(30.9)%
Consumer	746	1,722	(56.7)%
Total acquired	309,395	452,493	(31.6)%

ASC 310-30 loans	54,094	70,879	(23.7)%
Total loans	$4,415,406	$4,092,308	7.9%

The table below shows the originated and acquired loans by loan segment at the respective dates:

			December 31, 2019 vs.
			December 31, 2018
	December 31, 2019	December 31, 2018	% Change
Commercial	$2,977,007	$2,624,173	13.4%
Commercial real estate non-owner occupied	598,118	551,819	8.4%
Residential real estate	764,411	820,820	(6.9)%
Consumer	21,776	24,617	(11.5)%
Total originated and acquired loans	$4,361,312	$4,021,429	8.5%

Our loan portfolio totaled $4.4 billion at December 31, 2019, increasing $323.1 million, or 7.9%, since December 31, 2018, driven by new loan originations. The strong originations were the result of continued market penetration benefiting from our focus on building client relationships. Originated and acquired loans grew $339.9 million, or 8.5%, led by originated and acquired commercial loan growth of $352.8 million, or 13.4%. The acquired 310-30 loan portfolio declined $16.8 million, or 23.7%, from December 31, 2018.

Our commercial and industrial loan portfolio is comprised of diverse industry segments, and our ability to generate new relationships with small- to medium-sized businesses has driven strong loan growth within these segments. At December 31, 2019, these segments included government and municipal loans of $531.3 million, finance and financial services, primarily lender finance loans, of $361.5 million, healthcare-related loans of $199.6 million, manufacturing-related loans of $156.3 million, and a variety of smaller subcategories of commercial and industrial loans. Food and agriculture loans, which are well-diversified across food production, crop and livestock types, totaled $253.1 million and were 37.1% of the Company’s risk-based capital. Crop and livestock loans represent 1.4% of total loans.

Originated and acquired non-owner occupied CRE loans were 87.6% of the Company’s risk based capital, or 13.5% of total loans, and no specific property type comprised more than 4.0% of total loans. The Company maintains very little exposure to retail properties, comprising less than 1.7% of total loans. Multi-family loans totaled $55.8 million, or 1.3% of total loans as of December 31, 2019.

When considering the loan portfolio in its entirety, 76.7% of loans were located within our footprint of Colorado, the greater Kansas City region, New Mexico, Texas and Utah as of December 31, 2019, based on the domicile of the borrower or, in the case of collateral-dependent loans, the geographical location of the collateral.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $1.2 billion during 2019, led by commercial loan originations of $781.7 million. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following tables represent new loan originations during 2019 and 2018:

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2019	2019	2019	2019	2019
Commercial:
Commercial and industrial	$118,969	$172,969	$163,138	$153,547	$608,623
Owner occupied commercial real estate	46,965	16,149	41,380	26,405	130,899
Food and agriculture	20,348	(4,894)	18,217	15,213	48,884
Energy	(3,807)	3,067	(12,098)	6,138	(6,700)
Total commercial	182,475	187,291	210,637	201,303	781,706
Commercial real estate non-owner occupied	41,256	79,929	36,632	69,125	226,942
Residential real estate	43,493	49,022	40,012	38,627	171,154
Consumer	2,315	2,986	3,264	1,958	10,523
Total	$269,539	$319,228	$290,545	$311,013	$1,190,325

Included in originations are net fundings under revolving lines of credit of $1,756, $37,062, $48,955 and $105,235 as of the fourth quarter 2019, third quarter 2019, second quarter 2019 and first quarter 2019, respectively.

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

Included in originations are net fundings under revolving lines of credit of $6,263, $34,070, $151,888 and $59,236 as of the fourth quarter 2018, third quarter 2018, second quarter 2018 and first quarter 2018, respectively.

The tables below show the contractual maturities of our loans for the dates indicated:

	December 31, 2019
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$158,769	$1,102,774	$944,995	$2,206,538
Owner occupied commercial real estate	18,663	170,092	301,367	490,122
Food and agriculture	57,159	168,827	27,142	253,128
Energy	4,636	37,613	270	42,519
Total commercial	239,227	1,479,306	1,273,774	2,992,307
Commercial real estate non-owner occupied	85,188	377,850	167,868	630,906
Residential real estate	27,251	49,818	693,348	770,417
Consumer	6,600	11,978	3,198	21,776
Total loans	$358,266	$1,918,952	$2,138,188	$4,415,406

	December 31, 2018
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$191,088	$844,015	$896,910	$1,932,013
Owner occupied commercial real estate	37,284	124,289	273,737	435,310
Food and agriculture	53,845	143,909	30,290	228,044
Energy	9,397	39,807	—	49,204
Total commercial	291,614	1,152,020	1,200,937	2,644,571
Commercial real estate non-owner occupied	87,581	330,282	174,349	592,212
Residential real estate	30,376	56,914	743,525	830,815
Consumer	7,748	12,997	3,965	24,710
Total loans	$417,319	$1,552,213	$2,122,776	$4,092,308

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of originated and acquired loans with maturities over one year is as follows at the dates indicated:

	December 31, 2019
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$1,073,181	3.97%	$974,133	4.36%	$2,047,314	4.16%
Owner occupied commercial real estate	229,757	4.87%	232,968	4.79%	462,725	4.99%
Food and agriculture	49,147	5.19%	143,270	4.61%	192,417	4.76%
Energy	270	4.99%	37,613	4.38%	37,883	4.39%
Total commercial	1,352,355	4.22%	1,387,984	4.46%	2,740,339	4.34%
Commercial real estate non-owner occupied	230,368	4.75%	288,016	4.46%	518,384	4.59%
Residential real estate	323,792	3.66%	413,370	4.54%	737,162	4.15%
Consumer	12,156	5.52%	3,020	4.94%	15,176	5.40%
Total loans with > 1 year maturity	$1,918,671	4.20%	$2,092,390	4.48%	$4,011,061	4.34%

	December 31, 2018
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial(1)	$933,202	3.92%	$807,139	4.98%	$1,740,341	4.41%
Owner occupied commercial real estate	195,354	4.61%	192,133	5.09%	387,487	5.04%
Food and agriculture	44,351	5.00%	124,234	5.21%	168,585	5.15%
Energy	21	4.50%	39,786	4.81%	39,807	4.81%
Total commercial	1,172,928	4.14%	1,163,292	5.02%	2,336,220	4.58%
Commercial real estate non-owner occupied	209,759	4.70%	273,115	5.11%	482,874	4.93%
Residential real estate	361,147	3.56%	429,909	4.61%	791,056	4.13%
Consumer	13,672	5.27%	3,196	5.57%	16,868	5.33%
Total loans with > 1 year maturity	$1,757,506	4.10%	$1,869,512	4.94%	$3,627,018	4.53%

(1)

Included in commercial fixed rate loans are loans totaling $403,700 and $473,440 as of December 31, 2019 and 2018, respectively, that have been swapped to variable rates at current market pricing. Included in the commercial segment are tax exempt loans totaling $701,825 and $685,644 with a weighted average rate of 3.41% and 3.27% at December 31, 2019 and 2018, respectively.

Accretable yield

At December 31, 2019, the accretable yield balance on loans accounted for under ASC 310-30 was $28.1 million compared to $35.9 million at December 31, 2018. We have remeasured the expected cash flows during 2019 for all 22 remaining loan pools accounted for under ASC 310-30 utilizing the same cash flow methodology used at the time of acquisition. This remeasurement resulted in a net $5.3 million and $8.5 million reclassification from non-accretable difference to accretable yield during 2019 and 2018, respectively.

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. Total remaining accretable yield and fair value mark were as follows for the dates indicated:

	December 31, 2019	December 31, 2018
Remaining accretable yield on loans accounted for under ASC 310-30	$28,134	$35,901
Remaining accretable fair value mark on acquired loans	6,727	8,659
Total remaining accretable yield and fair value mark	$34,861	$44,560

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

In the event of borrower default, we may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying or restructuring a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such restructured loans are considered “troubled debt restructurings” or "TDRs" in accordance with ASC 310-40. Under this guidance, modifications to loans that fall within the scope of ASC 310-30 are not considered troubled debt restructurings, regardless of otherwise meeting the definition of a troubled debt restructuring. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL and any subsequent declines in carrying value charged to impairments on OREO.

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans, TDRs on non-accrual and OREO. Non-accrual loans and TDRs on non-accrual accounted for under ASC 310-30, as described below, may be excluded from our non-performing assets to the extent that the cash flows of the loan pools are still estimable. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during 2019 and 2018 was $1.7 million and $1.4 million, respectively.

All loans accounted for under ASC 310-30 were classified as performing assets at December 31, 2019 and 2018, as the future cash flows on the loan pools were considered estimable. While individual loans making up the pools may be accounted for on a cost recovery basis, the cash flows on the loan pools are considered estimable and, therefore, interest income, through accretion of the difference between the carrying value of the loans in the pool and the pool's expected future cash flows, is being recognized on all acquired loan pools accounted for under ASC 310-30.

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

The following table sets forth the originated and acquired non-performing assets and past due loans as of the dates presented:

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Non-accrual loans:
Non-accrual loans, excluding restructured loans	$16,894	$21,017	$13,745	$14,009	$7,854
Restructured loans on non-accrual	4,854	3,439	7,255	16,708	17,793
Non-performing loans	21,748	24,456	21,000	30,717	25,647
OREO	7,300	10,596	10,491	15,662	20,814
Other repossessed assets	—	—	—	—	894
Total non-performing assets	$29,048	$35,052	$31,491	$46,379	$47,355

Loans 30-89 days past due and still accruing interest	$5,772	$4,610	$3,681	$2,296	$6,716
Loans 90 days or more past due and still accruing interest	958	895	150	—	166
Non-accrual loans	21,748	24,456	21,000	30,717	25,647
Total past due and non-accrual loans	$28,478	$29,961	$24,831	$33,013	$32,529
Accruing restructured loans	$6,885	$5,944	$8,461	$5,766	$8,403
ALL	39,064	35,692	31,264	29,174	27,119
Non-performing loans to total loans	0.49%	0.60%	0.66%	1.07%	0.99%
Total 90 days past due and still accruing interest and non-accrual loans to total originated and acquired loans	0.52%	0.63%	0.69%	1.13%	1.08%
Total non-performing assets to total loans and OREO	0.66%	0.85%	0.99%	1.61%	1.81%
ALL to non-performing loans	179.62%	145.94%	148.88%	94.98%	105.74%

During 2019, total non-performing loans decreased $2.7 million, or 11.1%, from December 31, 2018. During 2019, accruing restructured loans increased $0.9 million. Total non-performing assets to total loans and OREO decreased to 0.66% at December 31, 2019 from 0.85% at December 31, 2018.

Loans 30-89 days past due and still accruing interest increased $1.2 million from December 31, 2018 to December 31, 2019 and loans 90 days or more past due and still accruing interest increased $0.1 million from December 31, 2018 to December 31, 2019. During 2018, total non-performing loans increased $3.5 million, or 16.5%, from December 31, 2017 due to acquired Peoples loans, partially offset by paydowns during the period.

The following table represents the carrying value of our accruing and non-accrual loans compared to the unpaid principal balance (“UPB”) as of December 31, 2019:

	Accruing			Non-accrual			Total
	Unpaid		Carrying	Unpaid		Carrying	Unpaid		Carrying
	principal	Carrying	value/	principal	Carrying	value/	principal	Carrying	value/
	balance	value	UPB	balance	value	UPB	balance	value	UPB
Originated:
Commercial:
Commercial and industrial	$2,165,361	$2,165,853	100.0%	$8,229	$5,583	67.8%	$2,173,590	$2,171,436	99.9%
Owner occupied commercial real estate	413,733	413,041	99.8%	2,188	1,436	65.6%	415,921	414,477	99.7%
Food and agriculture	245,459	245,003	99.8%	320	317	99.1%	245,779	245,320	99.8%
Energy	41,836	41,585	99.4%	5,559	934	16.8%	47,395	42,519	89.7%
Total commercial	2,866,389	2,865,482	100.0%	16,296	8,270	50.7%	2,882,685	2,873,752	99.7%
Commercial real estate non-owner occupied	507,180	505,479	99.7%	—	—	0.0%	507,180	505,479	99.7%
Residential real estate	648,313	648,741	100.1%	3,047	2,915	95.7%	651,360	651,656	100.1%
Consumer	20,990	20,990	100.0%	46	40	87.0%	21,036	21,030	99.9%
Total originated loans	4,042,872	4,040,692	99.9%	19,389	11,225	57.9%	4,062,261	4,051,917	99.7%

Acquired:
Commercial:
Commercial and industrial	32,800	30,749	93.7%	9,245	3,812	41.2%	42,045	34,561	82.2%
Owner occupied commercial real estate	65,901	64,601	98.0%	1,048	828	79.0%	66,949	65,429	97.7%
Food and agriculture	3,354	3,265	97.3%	—	—	—	3,354	3,265	97.3%
Total commercial	102,055	98,615	96.6%	10,293	4,640	45.1%	112,348	103,255	91.9%
Commercial real estate	93,817	92,180	98.3%	576	459	79.7%	94,393	92,639	98.1%
Residential real estate	109,183	107,341	98.3%	6,483	5,414	83.5%	115,666	112,755	97.5%
Consumer	722	736	101.9%	10	10	100.0%	732	746	101.9%
Total acquired loans	305,777	298,872	97.7%	17,362	10,523	60.6%	323,139	309,395	95.7%

ASC 310-30 loans:
Commercial	19,179	15,300	79.8%	—	—	0.0%	19,179	15,300	79.8%
Commercial real estate non-owner occupied	42,780	32,788	76.6%	—	—	0.0%	42,780	32,788	76.6%
Residential real estate	10,370	6,006	57.9%	—	—	0.0%	10,370	6,006	57.9%
Consumer	—	—	0.0%	—	—	0.0%	—	—	0.0%
Total loans accounted for under ASC 310-30	72,329	54,094	74.8%	—	—	0.0%	72,329	54,094	74.8%
Total loans	$4,420,978	$4,393,658	99.4%	$36,751	$21,748	59.2%	$4,457,729	$4,415,406	99.1%

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

 Impaired loans less than $250,000 are included in the general allowance population. Impaired loans over $250,000 are subject to individual evaluation on a regular basis to determine the need, if any, to allocate a specific reserve to the impaired loan. Typically, these loans consist of commercial and commercial real estate loans and exclude homogeneous loans such as residential real estate and consumer loans. Specific allowances are determined by collectively analyzing:

●	the borrower’s resources, ability, and willingness to repay in accordance with the terms of the loan agreement;
●	the likelihood of receiving financial support from any guarantors;
●	the adequacy and present value of future cash flows, less disposal costs, of any collateral; and
●	the impact current economic conditions may have on the borrower's financial condition and liquidity or the value of the collateral.

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

During 2019, the Company recorded $11.7 million of provision for originated and acquired loan losses to support originated loan growth and net charge-offs. Included in provision expense was $6.6 million related to one previously acquired commercial loan that was charged-off during 2019. For originated and acquired loans, the Company recorded charge-offs of $8.6 million and recoveries of $0.3 million during the year ended December 31, 2019. Specific reserves on impaired loans totaled $1.8 million at December 31, 2019.

During 2018, the Company recorded $5.0 million of provision for originated and acquired loan losses to support originated loan growth and net charge-offs. For originated and acquired loans, the Company recorded charge-offs of $2.1 million, which were mostly offset by recoveries of $1.4 million during the year ended December 31, 2018. Specific reserves on impaired loans totaled $1.2 million at December 31, 2018.

310-30 ALL

Loans accounted for under the accounting guidance provided in ASC 310-30 have been grouped into pools based on the predominant risk characteristics of purpose and/or type of loan. The timing and receipt of expected principal, interest and any other cash flows of these loans are periodically remeasured and the expected future cash flows of the collective pools are compared to the carrying value of the pools. To the extent that the expected future cash flows of each pool is less than the book value of the pool, an allowance for loan losses will be established through a charge to the provision for loan losses. If the remeasured expected future cash flows are greater than the book value of the pools, then the improvement in the expected future cash flows is accreted into interest income over the remaining expected life of the loan pool. During 2019 and 2018, these remeasurements resulted in overall increases in expected cash flows in certain loan pools, which, absent previous valuation allowances within the same pool, are reflected in increased accretion as well as an increased amount of accretable yield and are recognized over the expected remaining lives of the underlying loans as an adjustment to yield.

During 2019, loans accounted for under ASC 310-30 had recoupment of $51 thousand. During 2018, loans accounted for under ASC 310-30 had provision of $222 thousand.

Total ALL

After considering the above-mentioned factors, we believe that the ALL of $39.1 million is adequate to cover probable losses inherent in the loan portfolio at December 31, 2019. However, it is likely that future adjustments to the ALL will be necessary and any changes to the assumptions, circumstances or estimates used in determining the ALL could adversely affect the Company's results of operations, liquidity or financial condition.

The following table presents, by class stratification, the changes in the ALL during the years listed:

	As of and for the years ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Originated	ASC		Originated	ASC		Originated	ASC
	and acquired	310-30		and acquired	310-30		and acquired	310-30
	loans	loans	Total	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$35,461	$231	$35,692	$31,193	$71	$31,264	$28,949	$225	$29,174
Charge-offs:
Commercial	(7,422)	—	(7,422)	(833)	(62)	(895)	(10,342)	—	(10,342)
Commercial real estate non-owner occupied	(116)	—	(116)	(11)	—	(11)	—	—	—
Residential real estate	(124)	—	(124)	(118)	—	(118)	(236)	—	(236)
Consumer	(937)	—	(937)	(1,134)	—	(1,134)	(737)	—	(737)
Total charge-offs	(8,599)	—	(8,599)	(2,096)	(62)	(2,158)	(11,315)	—	(11,315)
Recoveries	328	—	328	1,389	—	1,389	433	—	433
Net charge-offs	(8,271)	—	(8,271)	(707)	(62)	(769)	(10,882)	—	(10,882)
Provision (recoupment) for loan loss	11,694	(51)	11,643	4,975	222	5,197	13,126	(154)	12,972
Ending allowance for loan losses	$38,884	$180	$39,064	$35,461	$231	$35,692	$31,193	$71	$31,264
Ratio of net charge-offs to average total loans during the period, respectively	0.20%	0.00%	0.19%	0.02%	0.07%	0.02%	0.38%	0.00%	0.36%
Ratio of ALL to total loans outstanding at period end, respectively	0.89%	0.33%	0.88%	0.88%	0.33%	0.87%	1.02%	0.06%	0.98%
Ratio of ALL to total non-performing loans at period end, respectively	178.79%	0.00%	179.62%	145.00%	0.00%	145.94%	148.54%	0.00%	148.88%
Total loans	$4,361,312	$54,094	$4,415,406	$4,021,429	$70,879	$4,092,308	$3,058,324	$120,623	$3,178,947
Average total loans outstanding during the period	4,228,007	60,219	4,288,226	3,728,817	90,786	3,819,603	2,897,316	132,130	3,029,446
Non-performing loans	21,748	—	21,748	24,456	—	24,456	21,000	—	21,000

	As of and for the years ended
	December 31, 2016			December 31, 2015
	Originated	ASC		Originated	ASC
	and acquired	310-30		and acquired	310-30
	loans	loans	Total	loans	loans	Total
Beginning allowance for loan losses	$26,042	$1,077	$27,119	$16,892	$721	$17,613
Charge-offs:
Commercial	(20,684)	—	(20,684)	(1,911)	—	(1,911)
Commercial real estate non-owner occupied	(280)	(41)	(321)	(222)	—	(222)
Residential real estate	(408)	—	(408)	(208)	—	(208)
Consumer	(771)	(6)	(777)	(1,196)	(10)	(1,206)
Total charge-offs	(22,143)	(47)	(22,190)	(3,537)	(10)	(3,547)
Recoveries	594	—	594	609	—	609
Net charge-offs	(21,549)	(47)	(21,596)	(2,928)	(10)	(2,938)
Provision (recoupment) for loan loss	24,456	(805)	23,651	12,078	366	12,444
Ending allowance for loan losses	$28,949	$225	$29,174	$26,042	$1,077	$27,119
Ratio of net charge-offs to average total loans during the period, respectively	0.85%	0.03%	0.80%	0.36%	0.01%	0.12%
Ratio of ALL to total loans outstanding at period end, respectively	1.07%	0.15%	1.02%	1.09%	0.53%	1.05%
Ratio of ALL to total non-performing loans at period end, respectively	94.24%	0.00%	94.98%	101.54%	0.00%	105.74%
Total loans	$2,715,069	$145,852	$2,860,921	$2,384,843	$202,830	$2,587,673
Average total loans outstanding during the period	2,530,464	170,330	2,700,794	2,323,527	209,268	2,532,795
Non-performing loans	30,717	—	30,717	25,647	—	25,647

The following tables present the allocation of the ALL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	December 31, 2019
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,992,307	67.8%	$30,442	77.9%
Commercial real estate non-owner occupied	630,906	14.3%	4,850	12.4%
Residential real estate	770,417	17.4%	3,468	8.9%
Consumer	21,776	0.5%	304	0.8%
Total	$4,415,406	100.0%	$39,064	100.0%

	December 31, 2018
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,644,571	64.6%	$27,137	76.1%
Commercial real estate non-owner occupied	592,212	14.5%	4,406	12.3%
Residential real estate	830,815	20.3%	3,800	10.6%
Consumer	24,710	0.6%	349	1.0%
Total	$4,092,308	100.0%	$35,692	100.0%

	December 31, 2017
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,874,605	59.0%	$21,385	68.4%
Commercial real estate non-owner occupied	563,049	17.7%	5,609	17.9%
Residential real estate	716,237	22.5%	3,965	12.7%
Consumer	25,056	0.8%	305	1.0%
Total	$3,178,947	100.0%	$31,264	100.0%

	December 31, 2016
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,560,430	54.6%	$18,821	64.6%
Commercial real estate non-owner occupied	526,792	18.4%	5,642	19.3%
Residential real estate	744,885	26.0%	4,387	15.0%
Consumer	28,814	1.0%	324	1.1%
Total	$2,860,921	100.0%	$29,174	100.0%

	December 31, 2015
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$1,427,420	55.2%	$17,261	63.6%
Commercial real estate non-owner occupied	442,885	17.1%	4,166	15.4%
Residential real estate	684,002	26.4%	5,281	19.5%
Consumer	33,366	1.3%	411	1.5%
Total	$2,587,673	100.0%	$27,119	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth.

The following table presents information regarding our deposit composition at December 31, 2019 and 2018:

					Increase (decrease)
	December 31, 2019		December 31, 2018		Amount	% Change
Non-interest bearing demand deposits	$1,184,945	25.0%	$1,072,029	23.6%	$112,916	10.5%
Interest bearing demand deposits	738,496	15.6%	688,255	15.2%	50,241	7.3%
Savings accounts	542,531	11.5%	540,481	11.9%	2,050	0.4%
Money market accounts	1,213,007	25.6%	1,154,327	25.5%	58,680	5.1%
Total transaction deposits	3,678,979	77.7%	3,455,092	76.2%	223,887	6.5%
Time deposits < $250,000	894,459	18.9%	928,702	20.5%	(34,243)	(3.7)%
Time deposits > $250,000	163,694	3.4%	151,827	3.3%	11,867	7.8%
Total time deposits	1,058,153	22.3%	1,080,529	23.8%	(22,376)	(2.1)%
Total deposits	$4,737,132	100.0%	$4,535,621	100.0%	$201,511	4.4%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $250,000 as of December 31, 2019:

December 31, 2019
Three months or less	$21,142
Over 3 months through 6 months	30,773
Over 6 months through 12 months	54,079
Thereafter	57,700
Total time deposits > $250,000	$163,694

Total deposits increased $201.5 million, or 4.4% from the prior year, driven by transaction deposit growth. The mix of transaction deposits to total deposits improved to 77.7% at December 31, 2019, from 76.2% at December 31, 2018, due to our continued focus on developing long-term banking relationships.

At December 31, 2019 and 2018, time deposits that were scheduled to mature within 12 months totaled $726.9 million and $685.4 million, respectively. Of the $726.9 million in time deposits scheduled to mature within 12 months at December 31,

2019, $106.0 million were in denominations of $250,000 or more, and $620.9 million were in denominations less than $250,000. The aggregate amount of certificates of deposit in denominations that meet or exceed the FDIC insurance limit was $163.7 million and $151.8 million at December 31, 2019 and 2018, respectively. Note 12 to the consolidated financial statements provides a maturity schedule of time deposits outstanding at December 31, 2019.

Other borrowings

As of December 31, 2019 and 2018, the Bank sold securities under agreements to repurchase totaling $56.9 million and $66.0 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.1 billion at December 31, 2019. The Bank utilizes its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At December 31, 2019 and 2018, the Bank had $192.7 million and $234.3 million in line of credit advances from the FHLB, respectively, that mature within a day. At December 31, 2019, the Bank had one term advance totaling $15.0 million, which had a fixed interest rate of 2.33% and a maturity date in October 2020. At December 31, 2018, the Bank had $67.3 million in term advances from the FHLB with fixed interest rates between 1.55% - 2.33% and maturity dates of 2019 - 2020. The Bank pledged investment securities and loans as collateral for FHLB advances. Investment securities pledged were $17.6 million at December 31, 2019 and $16.0 million at December 31, 2018. Loans pledged were $1.5 billion at December 31, 2019 and $1.6 billion at December 31, 2018. Interest expense related to FHLB advances totaled $6.2 million and $2.6 million for the years ended December 31, 2019 and 2018, respectively.

Regulatory Capital

Our subsidiary bank and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At December 31, 2019 and 2018, our subsidiary bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 14 of our consolidated financial statements.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges, bank card income, swap fee income, and gain on sale of mortgages, net. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, telecommunications data processing expense, and intangible asset amortization. Any expenses related to the resolution of problem assets are also included in non-interest expense.

Overview of results of operations

We recorded net income of $80.4 million, or $2.55 per diluted share, during 2019, compared to net income of $61.5 million, or $1.95 per diluted share, during 2018. Net income during 2018 included $6.3 million, after tax, in non-recurring expenses related to the acquisition of Peoples. Adjusting for this item, net income was $67.8 million, or $2.16 per diluted share.

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

The table below presents the components of net interest income on a fully taxable equivalent basis for the years ended December 31, 2019, 2018 and 2017. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

	For the year ended December 31, 2019			For the year ended December 31, 2018			For the year ended December 31, 2017
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$3,838,229	$183,502	4.78%	$3,166,374	$142,461	4.50%	$2,779,344	$112,817	4.06%
Acquired loans	382,806	22,951	6.00%	562,443	32,610	5.80%	117,972	7,256	6.15%
ASC 310-30 loans	60,219	13,041	21.66%	90,786	19,155	21.10%	132,130	22,505	17.03%
Loans held for sale	113,183	4,407	3.89%	73,644	3,380	4.59%	8,231	523	6.35%
Investment securities available-for-sale	713,686	15,472	2.17%	883,737	18,493	2.09%	875,430	16,615	1.90%
Investment securities held-to-maturity	207,784	5,825	2.80%	258,809	7,252	2.80%	296,093	8,226	2.78%
Other securities	28,060	1,770	6.31%	18,093	1,096	6.06%	15,249	839	5.50%
Interest earning deposits and securities purchased under agreements to resell	24,106	698	2.90%	77,808	1,426	1.83%	128,871	1,492	1.16%
Total interest earning assets FTE(2)	$5,368,073	$247,666	4.61%	$5,131,694	$225,873	4.40%	$4,353,320	$170,273	3.91%
Cash and due from banks	76,788			88,847			67,993
Other assets	430,402			419,607			315,660
Allowance for loan losses	(38,142)			(32,616)			(31,732)
Total assets	$5,837,121			$5,607,532			$4,705,241
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,426,963	$13,277	0.55%	$2,418,326	$8,758	0.36%	$1,895,852	$6,003	0.32%
Time deposits	1,074,506	16,526	1.54%	1,132,748	12,283	1.08%	1,146,380	10,169	0.89%
Securities sold under agreements to repurchase	60,445	668	1.11%	87,691	295	0.34%	88,390	164	0.19%
Federal Home Loan Bank advances	269,207	6,300	2.34%	133,932	2,618	1.95%	113,433	1,779	1.57%
Total interest bearing liabilities	$3,831,121	$36,771	0.96%	$3,772,697	$23,954	0.63%	$3,244,055	$18,115	0.56%
Demand deposits	1,159,080			1,082,158			873,265
Other liabilities	108,997			90,257			41,205
Total liabilities	5,099,198			4,945,112			4,158,525
Shareholders' equity	737,923			662,420			546,716
Total liabilities and shareholders' equity	$5,837,121			$5,607,532			$4,705,241
Net interest income FTE(2)		$210,895			$201,919			$152,158
Interest rate spread FTE(2)			3.65%			3.77%			3.35%
Net interest earning assets	$1,536,952			$1,358,997			$1,109,265
Net interest margin FTE(2)			3.93%			3.93%			3.50%
Average transaction deposits	$3,586,043			$3,500,484			$2,769,117
Average total deposits	4,660,549			4,633,232			3,915,497
Ratio of average interest earning assets to average interest bearing liabilities	140.12%			136.02%			134.19%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for 2019 and 2018 and 35% for 2017. The taxable equivalent adjustments included above are $5,065, $4,482 and $5,852 for the years ended 2019, 2018 and 2017, respectively.

(3)	Loan fees included in interest income totaled $6,328, $6,027 and $5,208 during 2019, 2018 and 2017, respectively.

Net interest income totaled $205.8 million, $197.4 million and $146.3 million during the years ended 2019, 2018 and 2017, respectively. Fully taxable equivalent net interest income totaled $210.9 million, $201.9 million and $152.2 million during 2019, 2018 and 2017, respectively. The fully taxable equivalent net interest margin remained consistent at 3.93% during 2019 and 2018 as the increase in average earning assets and earning asset yields were offset by an increase in the cost of funds. The yield on earning assets increased 21 basis points, led by a 28 basis point increase in the originated loan portfolio yields due to higher new loan yields. The cost of funds increased 33 basis points to 0.96% for the year ended December 31, 2019. The yield on the ASC 310-30 loan portfolio was 21.66% and 21.10% during 2019 and 2018, respectively.

Average loans and loans held for sale comprised $4.4 billion, or 81.9%, of total average interest earning assets during 2019, compared to $3.9 billion, or 75.9%, during 2018. The increase in average loan balances was driven by a $671.9 million increase in originated loans. Originated loan yields were 4.78% and 4.50% during 2019 and 2018, respectively, benefiting from higher new loan yields. The yield on the ASC 310-30 loan portfolio was 21.66% and 21.10% during 2019 and 2018, respectively.

Average investment securities comprised 17.2% and 22.3% of total interest earning assets during 2019 and 2018, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and increased pre-payments of MBS and reflects the re-mixing of the interest-earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations.

Average balances of interest bearing liabilities increased $58.4 million during 2019 compared to 2018. The increase was driven by FHLB advances of $135.3 million and interest bearing demand, savings and money market deposits of $8.6 million, partially offset by decreases in time deposits and securities sold under agreements to repurchase of $58.2 million and $27.2 million, respectively. Average balances of interest bearing liabilities increased $528.6 million during 2018 compared to 2017. The increase in average balances of interest bearing liabilities during 2018 was driven by interest bearing demand, savings and money market deposits of $522.5 million and FHLB advances of $20.5 million, partially offset by decreases in time deposits and securities sold under agreements to repurchase of $14.3 million. The Peoples acquisition added $730 million in total deposits on January 1, 2018. Total interest expense related to interest bearing liabilities was $36.8 million and $24.0 million during 2019 and 2018, respectively, at an average cost of 0.96% and 0.63% during 2019 and 2018, respectively. Additionally, the cost of deposits increased 19 basis points to 0.64% during 2019, compared to 0.45% during 2018, due to higher savings, money market and time deposits rates.

The following table summarizes the changes in net interest income on a fully taxable equivalent basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rate for 2019, 2018 and 2017:

	The year ended December 31, 2019			The year ended December 31, 2018
	compared to			compared to
	the year ended December 31, 2018			the year ended December 31, 2017
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$32,120	$8,921	$41,041	$17,413	$12,231	$29,644
Acquired loans	(10,770)	1,111	(9,659)	25,771	(417)	25,354
ASC 310-30 loans	(6,620)	506	(6,114)	(8,723)	5,373	(3,350)
Loans held for sale	1,540	(513)	1,027	3,002	(145)	2,857
Investment securities available-for-sale	(3,687)	666	(3,021)	174	1,704	1,878
Investment securities held-to-maturity	(1,430)	3	(1,427)	(1,045)	71	(974)
Other securities	629	45	674	172	85	257
Interest earning deposits and securities purchased under agreements to resell	(1,555)	827	(728)	(936)	870	(66)
Total interest income	$10,227	$11,566	$21,793	$35,828	$19,772	$55,600
Interest expense:
Interest bearing demand, savings and money market deposits	$47	$4,472	$4,519	$1,892	$863	$2,755
Time deposits	(896)	5,139	4,243	(148)	2,262	2,114
Securities sold under agreements to repurchase	(301)	674	373	(2)	133	131
Federal Home Loan Bank advances	3,166	516	3,682	401	438	839
Total interest expense	2,016	10,801	12,817	2,143	3,696	5,839
Net change in net interest income	$8,211	$765	$8,976	$33,685	$16,076	$49,761

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for 2019 and 2018 and 35% for 2017. The taxable equivalent adjustments included above are $5,065, $4,482 and $5,852 for the years ended 2019, 2018 and 2017, respectively.

(3)	Loan fees included in interest income totaled $6,328, $6,027 and $5,208 for the years ended December 31, 2019, 2018 and 2017, respectively.

Below is a breakdown of deposits and the average rates paid during the periods indicated:

	For the three months ended				For the years ended
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$1,177,958	0.00%	$1,104,411	0.00%	$1,159,080	0.00%	$1,082,158	0.00%
Interest bearing demand	679,884	0.23%	671,362	0.13%	686,862	0.22%	677,252	0.13%
Money market accounts	1,221,719	0.69%	1,204,351	0.61%	1,201,377	0.75%	1,178,768	0.48%
Savings accounts	527,814	0.43%	539,914	0.46%	538,724	0.50%	562,306	0.40%
Time deposits	1,062,511	1.67%	1,099,205	1.22%	1,074,506	1.54%	1,132,748	1.08%
Total average deposits	$4,669,886	0.64%	$4,619,243	0.52%	$4,660,549	0.64%	$4,633,232	0.45%

Provision for loan losses

The provision for loan losses represents the amount of expense that is necessary to bring the ALL to a level that we deem appropriate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. The ALL is in addition to the remaining purchase accounting marks of $6.7 million on originated and acquired loans that were established at the time of acquisition. The determination of the ALL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.

Below is a summary of the provision for loan losses recorded in the consolidated statements of operations for the years indicated:

	2019	2018	2017
Provision for loan losses on originated and acquired loans	$11,694	$4,975	$13,126
(Recoupment) provision for loans accounted for under ASC 310-30	(51)	222	(154)
Total provision for loan losses	$11,643	$5,197	$12,972

Provision for loan loss expense of $11.6 million and $5.2 million was recorded during 2019 and 2018, respectively. To support loan growth and net charge-offs, the Company recorded $11.7 million of provision for loan losses on originated and acquired loans during 2019, including $6.6 million related to one previously acquired commercial loan. Net charge-offs on originated and acquired loans during 2019 and 2018 totaled $8.3 million and $0.7 million, respectively. The originated and acquired allowance for loan losses was 0.89% of total originated and acquired loans at December 31, 2019 compared to 0.88% at December 31, 2018.

During 2019 and 2018 we recorded recoupment of $51 thousand and provision of $222 thousand, respectively, for loans accounted for under ASC 310-30 in connection with our remeasurements of expected cash flows. The decreases in expected future cash flows are reflected immediately in our financial statements through increased provisions for loan losses. Increases in expected future cash flows are reflected through an increase in accretable yield that is accreted to income in future periods once any previously recorded provision expense has been reversed.

Non-interest income

The table below details the components of non-interest income for the years presented:

	For the years ended December 31,			2019 vs 2018		2018 vs 2017
				Increase (decrease)		Increase (decrease)
	2019	2018	2017	Amount	% Change	Amount	% Change
Service charges	$17,895	$18,092	$14,634	$(197)	(1.1)%	$3,458	23.6%
Bank card fees	14,595	14,489	12,026	106	0.7%	2,463	20.5%
Mortgage banking income	42,346	30,107	2,154	12,239	40.7%	27,953	>100%
Bank-owned life insurance income	1,713	1,791	1,871	(78)	(4.4)%	(80)	(4.3)%
Other non-interest income	5,888	5,379	8,082	509	9.5%	(2,703)	(33.4)%
OREO-related income	315	917	438	(602)	(65.6)%	479	>100%
Total non-interest income	$82,752	$70,775	$39,205	$11,977	16.9%	$31,570	80.5%

Non-interest income totaled $82.8 million and $70.8 million during 2019 and 2018, respectively. Mortgage banking income increased $12.2 million, when compared to the prior year, primarily due to higher levels of 1-4 family mortgage loans sold in the secondary market during 2019. Other non-interest income increased $0.5 million for the year ended December 31, 2019, compared to the prior year, primarily due to increases in swap fee income. OREO-related income decreased $0.6 million during the year ended December 31, 2019. Service charges represent various fees charged to clients for banking services, including fees such as non-sufficient (“NSF”) charges and service charges on deposit accounts. Services charges and bank card fees decreased $0.1 million during the year ended December 31, 2019 compared to 2018.

Non-interest expense

The table below details the components of non-interest expense for the years presented:

	For the years ended December 31,			2019 vs 2018		2018 vs 2017
				Increase (decrease)		Increase (decrease)
	2019	2018	2017	Amount	% Change	Amount	% Change
Salaries and benefits	$122,732	$114,939	$80,188	$7,793	6.8%	$34,751	43.3%
Occupancy and equipment	27,336	28,493	20,994	(1,157)	(4.1)%	7,499	35.7%
Telecommunications and data processing	8,754	10,098	7,188	(1,344)	(13.3)%	2,910	40.5%
Marketing and business development	3,897	4,513	2,683	(616)	(13.6)%	1,830	68.2%
FDIC deposit insurance	1,049	2,475	2,762	(1,426)	(57.6)%	(287)	(10.4)%
Bank card expenses	4,780	5,453	3,986	(673)	(12.3)%	1,467	36.8%
Professional fees	3,256	6,059	3,330	(2,803)	(46.3)%	2,729	82.0%
Other non-interest expense	11,765	13,073	10,360	(1,308)	(10.0)%	2,713	26.2%
Problem asset workout	3,186	2,549	3,994	637	25.0%	(1,445)	(36.2)%
Gain on OREO sales, net	(7,193)	(488)	(4,150)	(6,705)	>100%	3,662	(88.2)%
Core deposit intangible asset amortization	1,183	2,170	5,342	(987)	(45.5)%	(3,172)	(59.4)%
Total non-interest expense	$180,745	$189,334	$136,677	$(8,589)	(4.5)%	$52,657	38.5%

Non-interest expense totaled $180.7 million and $189.3 million during 2019 and 2018, respectively. The decrease during 2019 was primarily driven by an increase of net gains on the sale of OREO properties of $6.7 million and efficiencies gained from the integration of the Peoples acquisition. FDIC deposit insurance decreased during 2019 due to assessment credits and improved ratings. Salaries and benefits increased $7.8 million primarily due to higher mortgage banking commissions. The increases in 2018 were primarily driven by the Peoples acquisition. Included in non-interest expense for the year ended December 31, 2018 were non-recurring acquisition costs totaling $8.0 million, or $6.3 million after tax.

As part of our continued focus on improving operating efficiencies and investing in digital solutions for our clients, the Company consolidated four banking centers in the Colorado and Kansas City markets during 2019. A fair value impairment charge of $0.9 million was recorded to other non-interest expense related to the consolidations, with an expected earn back of less than one year.

Income taxes

Income taxes are accounted for in accordance with ASC Topic 740. Under this guidance, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. ASC Topic 740 requires the establishment of a valuation allowance against the net deferred tax asset unless it is more-likely-than-not that the tax benefit of the deferred tax asset will be realized. For purposes of projecting whether the deferred tax asset will be realized, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax planning strategies varies, adjustments to the carrying value of the deferred tax assets may be required. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Income tax expense totaled $15.8 million during 2019 compared to $12.2 million during 2018, an increase of $3.6 million. Included in income tax expense was $2.2 million and $1.3 million of tax benefits from stock compensation activity during 2019 and 2018, respectively. Adjusting for the above mentioned stock compensation activity, the effective tax rate for 2019 was 18.7% compared to an adjusted rate of 18.3% for 2018. As of December 31, 2019, our marginal tax rate (the rate we pay on each incremental dollar of earnings) was approximately 23%. However, our effective tax rate (income tax expense divided by income before income taxes) for a given period is driven largely by income and expense items that are non-taxable or non-deductible in the calculation of income tax expense. The lower effective tax rates compared to the federal statutory tax rate was primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Cash and due from banks	$109,690	$109,056
Interest bearing bank deposits	500	500
Unencumbered investment securities, at fair value	324,918	573,637
Total	$435,108	$683,193

Total on-balance sheet liquidity decreased $248.1 million from December 31, 2018 to December 31, 2019. The decrease was due to lower unencumbered available-for-sale and held-to-maturity securities balances of $248.7 million.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. The Bank pledged investment securities and loans as collateral for FHLB advances. Investment securities pledged were $17.6 million at December 31, 2019 and $16.0 million at December 31, 2018. The Bank also had loans pledged as collateral for FHLB advances of $1.5 billion at December 31, 2019 and $1.6 billion at December 31, 2018. FHLB advances, lines of credit and other short-term borrowing availability totaled $1.1 billion, of which $207.7 million was used at December 31, 2019. The Bank can obtain additional liquidity through FHLB advances if required, and also has access to federal funds lines of credit with correspondent banks.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations, pay-offs and pay downs of loans and purchases and sales of investment securities. At December 31, 2019, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $0.8 billion at December 31, 2019, inclusive of pre-tax net unrealized gains of $0.2 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $0.9 million of pre-tax net unrealized gains at December 31, 2019. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of December 31, 2019, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of December 31, 2019, $726.9 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Under the Basel III Capital requirements, at December 31, 2019, the Company and the Bank met all capital adequacy requirements, and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 14 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends.

The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On August 5, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to an additional $50.0 million of the Company’s common stock. The remaining authorization under this program as of December 31, 2019 was $12.6 million. During the year ended December 31, 2019, we did not repurchase any shares of our common stock.

On January 21, 2020, our Board of Directors declared a quarterly dividend of $0.20 per common share, payable on March 13, 2020 to shareholders of record at the close of business on February 28, 2020.

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

Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates utilizing various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at December 31, 2019 and 2018. During the year ended December 31, 2019, we decreased our asset sensitivity for a declining rate environment as a result of the balance sheet mix toward more fixed rate assets. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at December 31, 2019 and 2018:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	December 31, 2019	December 31, 2018
200	6.16%	5.86%
100	3.13%	2.98%
(100)	(3.82)%	(4.84)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of longer duration loans. The strategy with respect to liabilities has been to continue to emphasize transaction account growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 77.7% of total deposits at December 31, 2019, compared to 76.2% at December 31, 2018. We currently have no brokered time deposits.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of December 31, 2019 and 2018, we had loan commitments totaling $850.3 million and $773.5 million, respectively, and standby letters of credit that totaled $11.9 million and $10.6 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities, and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Contractual Obligations

In addition to the financing commitments detailed above under “Off-Balance Sheet Activities,” in the normal course of business, we enter into contractual obligations that require future cash settlement. The following table summarizes the contractual cash obligations as of December 31, 2019 and the expected timing of those payments:

		After one but	After three but
	Within	within three	within five	After five
	one year	years	years	years	Total
Federal Home Loan Bank advances	$207,675	$—	$—	$—	$207,675
Operating lease obligations	5,267	9,651	8,228	15,624	38,770
Purchase obligations	12,430	10,075	887	—	23,392
Time deposits	726,903	306,251	23,959	1,040	1,058,153
Total	$952,275	$325,977	$33,074	$16,664	$1,327,990

Impact of Inflation and Changing Prices

The primary impact of inflation on our operations is reflected in increasing operating costs and non-interest expense. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do changes in the general rate of inflation and changes in prices. Interest rate changes do not necessarily move in the same direction, nor have the same magnitude, as changes in the prices of goods and services. Although not as critical to the banking industry as many other industries, inflationary factors may have some impact on our ability to grow, total assets, earnings and capital levels. We do not expect inflation to be a significant factor in our financial results in the near future.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

National Bank Holdings Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses related to loans collectively evaluated for impairment

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (general allowance) was $37.1 million of a total allowance for loan losses of $39.1 million as December 31, 2019, or 0.88% of total loans. The Company estimated the general allowance by first disaggregating the loan portfolio into segments based upon broad characteristics such as primary use and underlying collateral. Within these segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics. The general allowance is determined at the class level, utilizing risk ratings, as well as internal and peer loss ratios based upon historical losses to these classes. The general allowance is then adjusted by the estimated loss emergence period for each loan class. Qualitative adjustments based upon specific factors, at the loan class level, may then be determined and applied to the general allowance.

We identified the assessment of the general allowance as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and specialized skills in the industry. This assessment encompassed the evaluation of the process used to estimate the quantitative reserve and qualitative adjustments of the general allowance taking into consideration: (1) the historical loss rates and their key factors and assumptions, including, (i) the disaggregation of the loan portfolio (both at the segment and class levels); (ii) the Company’s own historical losses, including adjustments to those historical losses using industry peer loss data when the Company’s own historical losses were insufficient or not representative of incurred losses; (iii) the evaluation of credit risk through the loans’ assigned risk ratings; (iv) the determination of the length of time between a specific loss event and when the first loss was identified (known as the estimated loss emergence period) and (2) qualitative adjustments that were likely to cause the general allowance to differ from historical experience.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the: (1) development and approval of the general allowance methodology; (2) historical loss rates and their key factors and assumptions; (3) development of qualitative framework and the related adjustments; and (4) analysis of the general allowance results, trends, and ratios. We evaluated the Company’s process to develop the general allowance estimate by testing certain sources of data, factors, and assumptions that the Company used and considered their relevance, including an evaluation of whether additional factors and alternative assumptions should be used. In addition, we involved professionals with specialized skills, industry knowledge and experience in credit risk who assisted in:

●	evaluating individual loan risk ratings for a selection of loans,

●	evaluating the Company’s general allowance methodology for compliance with U.S. generally accepted accounting principles,

●	testing the development and determination of the Company’s historical loss rates and their key factors and assumptions, and

●	evaluating the key assumptions in developing the qualitative factors and related framework, including the effect of those factors on the general allowance.

We have served as the Company’s auditor since 2010.

Kansas City, Missouri

February 26, 2020

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2019 and 2018

(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$109,690	$109,056
Interest bearing bank deposits	500	500
Cash and cash equivalents	110,190	109,556
Investment securities available-for-sale (at fair value)	638,249	791,102
Investment securities held-to-maturity (fair value of $183,741 and $230,926 at December 31, 2019 and December 31, 2018, respectively)	182,884	235,398
Non-marketable securities	29,751	27,555
Loans	4,415,406	4,092,308
Allowance for loan losses	(39,064)	(35,692)
Loans, net	4,376,342	4,056,616
Loans held for sale	117,444	48,120
Other real estate owned	7,300	10,596
Premises and equipment, net	112,151	109,986
Goodwill	115,027	115,027
Intangible assets, net	11,361	13,470
Other assets	194,813	159,240
Total assets	$5,895,512	$5,676,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$1,184,945	$1,072,029
Interest bearing demand deposits	738,496	688,255
Savings and money market	1,755,538	1,694,808
Time deposits	1,058,153	1,080,529
Total deposits	4,737,132	4,535,621
Securities sold under agreements to repurchase	56,935	66,047
Federal Home Loan Bank advances	207,675	301,660
Other liabilities	126,850	78,332
Total liabilities	5,128,592	4,981,660
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,498,016 shares issued; 31,176,627 and 30,769,063 shares outstanding at December 31, 2019 and December 31, 2018, respectively	515	515
Additional paid-in capital	1,009,223	1,014,399
Retained earnings	164,082	106,990
Treasury stock of 20,189,082 and 20,582,459 shares at December 31, 2019 and December 31, 2018, respectively, at cost	(408,962)	(415,623)
Accumulated other comprehensive income (loss), net of tax	2,062	(11,275)
Total shareholders’ equity	766,920	695,006
Total liabilities and shareholders’ equity	$5,895,512	$5,676,666

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands, except share and per share data)

	2019	2018	2017
Interest and dividend income:
Interest and fees on loans	$218,836	$193,124	$137,249
Interest and dividends on investment securities	21,297	25,746	24,841
Dividends on non-marketable securities	1,770	1,096	839
Interest on interest-bearing bank deposits	698	1,425	1,492
Total interest and dividend income	242,601	221,391	164,421
Interest expense:
Interest on deposits	29,803	21,041	16,172
Interest on borrowings	6,968	2,913	1,943
Total interest expense	36,771	23,954	18,115
Net interest income before provision for loan losses	205,830	197,437	146,306
Provision for loan losses	11,643	5,197	12,972
Net interest income after provision for loan losses	194,187	192,240	133,334
Non-interest income:
Service charges	17,895	18,092	14,634
Bank card fees	14,595	14,489	12,026
Mortgage banking income	42,346	30,107	2,154
Bank-owned life insurance income	1,713	1,791	1,871
Other non-interest income	5,888	5,379	8,082
OREO-related income	315	917	438
Total non-interest income	82,752	70,775	39,205
Non-interest expense:
Salaries and benefits	122,732	114,939	80,188
Occupancy and equipment	27,336	28,493	20,994
Telecommunications and data processing	8,754	10,098	7,188
Marketing and business development	3,897	4,513	2,683
FDIC deposit insurance	1,049	2,475	2,762
Bank card expenses	4,780	5,453	3,986
Professional fees	3,256	6,059	3,330
Other non-interest expense	11,765	13,073	10,360
Problem asset workout	3,186	2,549	3,994
Gain on OREO sales, net	(7,193)	(488)	(4,150)
Core deposit intangible asset amortization	1,183	2,170	5,342
Total non-interest expense	180,745	189,334	136,677
Income before income taxes	96,194	73,681	35,862
Income tax expense	15,829	12,230	21,283
Net income	$80,365	$61,451	$14,579
Earnings per share—basic	$2.57	$2.00	$0.54
Earnings per share—diluted	2.55	1.95	0.53
Weighted average number of common shares outstanding:
Basic	31,175,825	30,748,234	26,928,763
Diluted	31,530,817	31,430,074	27,709,659

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	2019	2018	2017
Net income	$80,365	$61,451	$14,579
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($4,510), $876 and $1,871 for the years ended December 31, 2019, 2018 and 2017, respectively.	14,352	(2,243)	(3,128)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $320, $361 and $828 for the years ended December 31, 2019, 2018 and 2017, respectively.	(1,015)	(1,311)	(1,352)
Other comprehensive income (loss)	13,337	(3,554)	(4,480)
Comprehensive income	$93,702	$57,897	$10,099

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended 2019, 2018 and 2017

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, December 31, 2016	$514	$984,087	$55,454	$(502,104)	$(1,762)	$536,189
Net income	—	—	14,579	—	—	14,579
Stock-based compensation	—	3,648	—	—	—	3,648
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $6,118, net	1	(15,134)	—	6,842	—	(8,291)
Cash dividends declared ($0.34 per share)	—	—	(9,238)	—	—	(9,238)
Warrant exercise(1)	—	(1,933)	—	1,933	—	—
Other comprehensive loss	—	—	—	—	(4,480)	(4,480)
Balance, December 31, 2017	$515	$970,668	$60,795	$(493,329)	$(6,242)	$532,407
Net income	—	—	61,451	—	—	61,451
Stock-based compensation	—	4,420	—	—	—	4,420
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $7,998, net	—	(2,932)	—	9,736	—	6,804
Reissuance of treasury stock of 3,398,477 shares for acquisition of Peoples, Inc.	—	42,243	—	67,970	—	110,213
Cash dividends declared ($0.54 per share)	—	—	(16,761)	—	—	(16,761)
Reclassification of certain tax effects from accumulated other comprehensive income(2)	—	—	1,479	—	(1,479)	—
Cumulative effect adjustment(3)	—	—	26	—	—	26
Other comprehensive loss	—	—	—	—	(3,554)	(3,554)
Balance, December 31, 2018	$515	$1,014,399	$106,990	$(415,623)	$(11,275)	$695,006
Net income	—	—	80,365	—	—	80,365
Stock-based compensation	—	4,869	—	—	—	4,869
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $6,010, net	—	(10,045)	—	6,661	—	(3,384)
Cash dividends declared ($0.75 per share)	—	—	(23,529)	—	—	(23,529)
Cumulative effect adjustment(4)	—	—	256	—	—	256
Other comprehensive income	—	—	—	—	13,337	13,337
Balance, December 31, 2019	$515	$1,009,223	$164,082	$(408,962)	$2,062	$766,920

(1)	The Company issued warrants to certain lead investors in 2009 and 2010. The remaining warrants were exercised during the first quarter of 2017.
(2)	Related to the adoption of Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
(3)	Related to the adoption of Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.
(4)	Related to the adoption of Accounting Standards Update No. 2016-02, Leases. Refer to note 3 – Recent Accounting Pronouncements of our consolidated financial statements for further details.

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$80,365	$61,451	$14,579
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,643	5,197	12,972
Depreciation and amortization	15,038	11,522	12,889
Current income tax receivable	1,955	4,246	1,260
Deferred income taxes	8,793	9,092	17,180
Net excess tax benefit on stock-based compensation	(2,160)	(1,286)	(4,225)
Discount accretion, net of premium amortization on securities	2,047	2,911	2,581
Loan accretion	(15,590)	(23,115)	(23,933)
Gain on sale of mortgages, net	(39,922)	(27,009)	(2,154)
Origination of loans held for sale, net of repayments	(1,317,547)	(1,005,850)	(85,959)
Proceeds from sales of loans held for sale	1,289,877	1,030,906	101,935
Bank-owned life insurance income	(1,713)	(1,791)	(1,871)
Gain on the sale of other real estate owned, net	(7,193)	(488)	(4,150)
Impairment on other real estate owned	1,082	230	766
Impairment on fixed assets related to banking center consolidations	898	—	—
Stock-based compensation	4,869	4,420	3,648
Operating lease payments	(5,294)	—	—
Acquisition-related costs	—	(7,957)	(2,691)
Change in other assets	(697)	(3,654)	3,187
Change in other liabilities	16,025	14,749	12,125
Net cash provided by operating activities	42,476	73,574	58,139
Cash flows from investing activities:
Purchase of FHLB stock	(16,761)	(16,463)	(7,448)
Proceeds from redemption of FHLB stock	14,565	12,062	6,877
Purchase of FRB stock	—	(4,716)	—
Proceeds from redemption of FRB stock	—	1,371	—
Proceeds from maturities of investment securities held-to-maturity	60,948	61,913	71,105
Proceeds from maturities of investment securities available-for-sale	195,467	216,077	224,336
Proceeds from sales of investment securities available-for-sale	20,378	33,637	—
Proceeds from maturities of non-marketable securities	—	67	490
Purchase of investment securities held-to-maturity	(10,201)	(40,735)	—
Purchase of investment securities available-for-sale	(45,745)	(72,555)	(202,694)
Net increase in loans	(312,844)	(382,441)	(314,008)
Purchases of premises and equipment, net	(11,204)	(6,277)	(5,617)
Purchase of bank-owned life insurance	(20,000)	—	—
Proceeds from sales of loans	—	713	38,087
Proceeds from sales of other real estate owned	12,112	26,346	10,355
Net cash activity from acquisition	—	68,984	—
Net cash used in investing activities	(113,285)	(102,017)	(178,517)
Cash flows from financing activities:
Net increase (decrease) in deposits	201,511	(173,849)	113,796
Net (decrease) increase in repurchase agreements and other short-term borrowings	(9,112)	(64,416)	38,452
Advances from FHLB	1,477,447	889,416	263,129
FHLB repayments	(1,571,432)	(750,696)	(172,679)
Issuance of stock under purchase and equity compensation plans	(6,229)	(772)	(8,395)
Proceeds from exercise of stock options	2,788	7,576	104
Payment of dividends	(23,530)	(16,624)	(9,401)
Net cash provided by (used in) financing activities	71,443	(109,365)	225,006
Increase (decrease) in cash, cash equivalents and restricted cash	634	(137,808)	104,628
Cash, cash equivalents and restricted cash at beginning of the year	119,556	257,364	152,736
Cash, cash equivalents and restricted cash at end of period	$120,190	$119,556	$257,364
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$34,458	$22,714	$17,312
Net tax payments (refunds)	9,271	(2,345)	(127)
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	$2,705	$24,940	$1,800
Increase (decrease) in loans purchased but not settled	7,372	(21,202)	25,118
Loans transferred from loans held for sale to loans	1,732	1,038	5,736
Lease right-of-use assets obtained	(30,474)	—	—
Treasury stock reissued for acquisition	—	110,213	—

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

Note 1 Basis of Presentation

National Bank Holdings Corporation (“NBHC” or the “Company”) is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Denver, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 101 banking centers as of December 31, 2019, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services.

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

The Company's significant accounting policies followed in the preparation of the consolidated financial statements are disclosed in note 2. GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of other real estate owned, the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the valuation of investment securities for other-than-temporary impairment (“OTTI”), the valuation of stock-based compensation, the valuation of mortgage servicing rights, the fair values of financial instruments, the allowance for loan losses, and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

Note 2 Summary of Significant Accounting Policies

a) Cash and cash equivalents—Cash and cash equivalents include cash, cash items, amounts due from other banks, amounts due from the Federal Reserve Bank of Kansas City, federal funds sold, and interest-bearing bank deposits.

b) Investment securities—Investment securities may be classified in three categories: trading, available-for-sale or held-to-maturity. Management determines the appropriate classification at the time of purchase and reevaluates the classification at each reporting period. Any sales of available-for-sale securities are for the purpose of executing the Company’s asset/liability management strategy, reducing borrowings, funding loan growth, providing liquidity, or eliminating a perceived credit risk in a specific security. Held-to-maturity securities are carried at amortized cost, and the available-for-sale securities are carried at estimated fair value. Unrealized gains or losses on securities available-for-sale are reported as accumulated other comprehensive income (loss) (“AOCI”), a component of shareholders’ equity, net of income tax. Gains and losses realized upon sales of securities are calculated using the specific identification method. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience is periodically evaluated and a determination made regarding the appropriate estimate of the future rates of prepayment. When a change in a bond’s estimated remaining life is necessary, a corresponding adjustment is made in the related premium amortization or discount accretion. Purchases and sales of securities, including any corresponding gains or losses, are recognized on a trade-date basis and a receivable or payable is recognized for pending transaction settlements.

Management evaluates all investments for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Impairment is considered to be other-than-temporary if it is likely that all amounts contractually due will not be received for debt securities and when there is no positive evidence indicating that an investment’s carrying amount is recoverable in the near term for equity securities. When impairment is considered other-than-temporary, the cost basis of the security is written down to fair value, with the impairment charge related to credit included in earnings, while the impairment charge related to all other factors is recognized in AOCI. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the entire amount of the OTTI is recorded in earnings. In evaluating whether the impairment is temporary or other than temporary, the Company considers, among other things, the severity and duration of the unrealized loss position; adverse conditions specifically related to the security; changes in expected future cash flows; downgrades in the rating of the security by a rating agency; the failure of the issuer to make scheduled interest or principal payments; whether the Company has the intent to sell the security; and whether it is more likely than not that the Company will be required to sell the security.

c) Non-marketable securities—Non-marketable securities include FRB stock and FHLB stock. These securities have been acquired for debt facility or regulatory purposes and are carried at cost.

d) Loans receivable—Loans receivable include loans originated by the Company and loans that are acquired through acquisitions. Loans originated by the Company are carried at the principal amount outstanding, net of premiums, discounts, unearned income, and deferred loan fees and costs. Loan fees and certain costs of originating loans are deferred and the net amount is amortized over the contractual life of the related loans. Acquired loans are initially recorded at fair value and are accounted for under either ASC Topic 310 or ASC 310-30 (see additional information below). Non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, and fair value adjustments for acquired loans, are deferred and recognized over the remaining lives of the related loans in accordance with ASC 310-20.

Acquired loans are recorded at their estimated fair value at the time of acquisition and accounted for under either ASC 310-30 or ASC Topic 310. Estimated fair values of acquired loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, the expected timing of cash flows, classification status, fixed or variable interest rate, term of loan and whether or not the loan is amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Acquired 310-30 loans are grouped together according to similar characteristics such as type of loan, loan purpose, geography, risk rating and underlying collateral and are treated as distinct pools when applying various valuation techniques and, in certain circumstances, for the ongoing monitoring of the credit quality and performance of the pools. Each pool is accounted for as a single loan for which the integrity is maintained throughout the life of the asset. Discounts created when the loans are recorded at their estimated fair values at acquisition are accreted over the remaining term of the loan as an adjustment to the related loan’s yield. Similar to originated loans described below, the accrual of interest income on acquired loans that are not accounted for under ASC 310-30 is discontinued when the collection of principal or interest, in whole or in part, is doubtful.

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

In the event of borrower default, the Company may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying or restructuring a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such restructured loans are considered “troubled debt restructurings” and are identified in accordance with ASC 310-40. Under this guidance, modifications to loans that fall within the scope of ASC 310-30 are not considered troubled debt restructurings, regardless of otherwise meeting the definition of a troubled debt restructuring.

Loans receivable accounted for under ASC 310-30

The Company accounts for and evaluates acquired loans in accordance with the provisions of ASC 310-30. When loans exhibit evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in future cash flows, as compared to the contractual amount due, is recognized as a non-accretable difference. Any excess of expected cash flows over the acquisition date fair value is known as the accretable yield, and is recognized as accretion income over the life of each pool. Contractual fees not expected to be collected are not included in ASC 310-30 contractual cash flows. Should fees be subsequently collected, the cash flows are accounted for as originated and acquired fee income in the period they are received. Loans that are accounted for under ASC 310-30 that meet the criteria for non-accrual of interest or are accounted for on the cost recovery method at the time of acquisition or subsequent to acquisition, may be considered performing, regardless of whether the client is contractually delinquent, if the timing and expected cash flows on the loan pool in which the loan is included can be otherwise reasonably estimated and if collection of the new carrying value of such pool is expected.

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

e) Loans held for sale—The Company has elected to record loans originated and intended for sale in the secondary market at estimated fair value. The Company estimates fair value based on quoted market prices for similar loans in the secondary market. Gains or losses are recognized upon sale and are included as a component of mortgage banking income in the consolidated statements of operations. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within 45 days. These loans are generally sold with the mortgage servicing rights released. Under limited circumstances, buyers may have recourse to return a purchased loan to the Company. Recourse conditions may include early payoff, early payment default, breach of representations or warranties, or documentation deficiencies.

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both "best efforts" and "mandatory delivery" forward loan sale commitments to mitigate the risk of potential increases or decreases in the values of loans that would result from the change in market rates for such loans. The Company manages the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage backed securities. Such contracts are accounted for as derivatives and are recorded at fair value as derivative assets or liabilities. They are carried on the consolidated statements of financial condition within other assets or other liabilities, and changes in fair value are recorded net as a component of mortgage banking income in the consolidated statements of operations. The gross gains on loan sales are recognized based on new loan commitments with adjustment for price and pair-off activity. Commission expenses on loans held for sale are recognized based on loans closed.

f) Allowance for loan losses—The allowance for loan losses represents management’s estimate of probable credit losses inherent in loans, including acquired loans to the extent necessary, as of the balance sheet date. The determination of the ALL takes into consideration, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan losses, the estimated loss emergence period, estimated default rates, any declines in cash flow assumptions from acquisition, loan structures, growth factors and other elements that warrant recognition. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the ALL. Such agencies may require the Company to recognize additions to the ALL or increases to adversely graded classified loans based on their judgments about information available to them at the time of their examinations.

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

The Company maintains an ALL for loans accounted for under ASC 310-30 as a result of impairment to loan pools arising from the periodic remeasurement of these loans. Any impairment in the individual pool is generally recognized in the current period as provision for loan losses. Any improvement in the estimated cash flows, is generally not recognized immediately, but is instead reflected as an adjustment to the related loan pools yield on a prospective basis once any previously recorded impairment has been recaptured.

The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. This update replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.

g) Premises and equipment—With the exception of premises and equipment acquired through business combinations, which are initially measured and recorded at fair value, purchased land, buildings and equipment are carried at cost, including capitalized interest when appropriate, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. The Company generally assigns depreciable lives of 39 years for buildings, 7 to 15 years for building improvements, and 3 to 7 years for equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease terms. Maintenance and repairs are charged to non-interest expense as incurred. The Company reviews premises and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount. Property and equipment that meet the held-for-sale criteria is recorded at the lower of its carrying amount or fair value less cost to sell and depreciation is ceased.

h) Goodwill and intangible assets—Goodwill is established and recorded if the consideration given during an acquisition transaction exceeds the fair value of the net assets received. Goodwill has an indefinite useful life and is not amortized, but is evaluated annually for potential impairment, or when events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Such events or circumstances may include deterioration in general economic conditions, deterioration in industry or market conditions, an increased competitive environment, a decline in market-dependent multiples or metrics, declining financial performance, entity-specific events or circumstances or a sustained decrease in share price (either in absolute terms or relative to peers). If the Company determines, based upon the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount no additional procedures are performed; however, if the Company determines that it is more likely than not that the fair value of the reporting unit is less than the carrying amount the Company will compare the fair value of the reporting unit to its carrying amount. Any excess of the carrying amount over fair value would indicate a potential impairment and the Company would proceed to perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment.

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

i) Mortgage Servicing– Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and included in intangible assets, net on the consolidated statements of financial condition. For subsequent measurement purposes, the Company measures servicing assets based on the lower of cost or market using the amortization method. The values of these capitalized servicing rights are amortized as an offset to the loan servicing income earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the fair value of those assets. For purposes of impairment evaluation and measurement, management stratifies MSRs based on the predominant risk characteristics of the underlying loans, including loan type and loan term. If, by individual stratum, the carrying amount of these MSRs exceeds fair value, a valuation allowance is established and the impairment is recognized in mortgage banking income. If the fair value of impaired MSRs subsequently increases, management recognizes the increase in fair value in current period mortgage banking income and, through a reduction in the valuation allowance, adjusts the carrying value of the MSRs to a level not in excess of amortized cost.

j) Reserve for Mortgage Loan Repurchase Losses–The Company sells mortgage loans to various third parties, including government-sponsored entities, under contractual provisions that include various representations and warranties that typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, and similar matters. The Company may be required to repurchase the mortgage loans with identified defects, indemnify the investor or insurer, or reimburse the investor for credit loss incurred on the loan (collectively “repurchase”) in the event of a material breach of such contractual representations or warranties. Risk associated with potential repurchases or other forms of settlement is managed through underwriting and quality assurance practices.

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

k) Other real estate owned—OREO consists of property that has been foreclosed on or repossessed by deed in lieu of foreclosure. The assets are initially recorded at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL. Subsequent downward valuation adjustments, if any, in addition to gains and losses realized on sales and net operating expenses, are recorded in non-interest expense. Costs associated with maintaining property, such as utilities and maintenance, are charged to expense in the period in which they occur, while costs relating to the development and improvement of property are capitalized to the extent the balance does not exceed fair value. All OREO acquired through acquisition is recorded at fair value, less cost to sell, at the date of acquisition.

l) Bank-owned life insurance—The Company is the owner and beneficiary of bank-owned life insurance ("BOLI”) policies that it purchased on certain associates of the Company. The BOLI is carried at net realizable value with changes in net realizable value recorded in non-interest income on the consolidated statements of operations.

m) Securities purchased under agreements to resell and securities sold under agreements to repurchase—The Company periodically enters into purchases or sales of securities under agreements to resell or repurchase as of a specified future date. The securities purchased under agreements to resell are accounted for as collateralized financing transactions and are reflected as an asset in the consolidated statements of financial condition. The securities pledged by the counterparties are held by a third party custodian and valued daily. The Company may require additional collateral to ensure full collateralization for these transactions. The repurchase agreements are considered financing agreements and the obligation to repurchase assets sold is reflected as a liability in the consolidated statements of financial condition of the Company. The repurchase agreements are collateralized by debt securities that are under the control of the Company.

n) Stock-based compensation—The Company accounts for stock-based compensation in accordance with ASC Topic 718. The Company grants stock-based awards including stock options, restricted stock and performance stock units. Stock option grants are for a fixed number of common shares and are issued at exercise prices which are not less than the fair value of a share of stock at the date of grant. The options vest over a time period stated in each option agreement and may be subject to other performance vesting conditions, which require the related compensation expense to be recorded ratably over the requisite service period starting when such conditions become probable. Restricted stock is granted for a fixed number of shares, the transferability of which is restricted until such shares become vested according to the terms in the award agreement. Restricted shares may have multiple vesting qualifications, which can include time vesting of a set portion of the restricted shares and performance criterion, such as market criteria that are tied to specified market conditions of the Company’s common stock price and performance targets tied to the Company’s earnings per share.

The fair value of stock options is measured using a Black-Scholes model. The fair value of time-based restricted stock awards and performance stock units with performance based vesting criteria is based on the Company’s stock price on the date of grant. The fair value of performance stock units with market-based vesting criteria is measured using a Monte Carlo simulation model. Compensation expense for the portion of the awards that contain performance and service vesting conditions is recognized over the requisite service period based on the fair value of the awards on the grant date. Compensation expense for the portion of the awards that contain a market vesting condition is recognized over the derived service period based on the fair value of the awards on the grant date. The amortization of stock-based compensation reflects any estimated forfeitures, and the expense realized in subsequent periods may be adjusted to reflect the actual forfeitures realized. The outstanding stock options primarily carry a maximum contractual term of ten years. To the extent that any award is forfeited, surrendered, terminated, expires, or lapses without being vested or exercised, the shares of stock subject to such award not delivered are again made available for awards under the Plan.

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

p) Earnings per share—The Company applies the two-class method of computing earnings per share as certain of the Company's restricted shares are entitled to non-forfeitable dividends and are therefore considered to be a class of participating securities. The two-class method allocates income according to dividends declared and participation rights in undistributed income. Basic earnings per share is computed by dividing income allocated to common shareholders by the weighted average number of common shares outstanding during each period. Diluted income per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding during the period, plus amounts representing the dilutive effect of stock options outstanding, certain unvested restricted shares, or other contracts to issue common shares (“common stock equivalents”) using the treasury stock method. Common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which they have an anti-dilutive effect.

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

s) Acquisition activities—The Company accounts for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including identifiable intangible assets. If the fair value of net assets acquired exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. Fair values are subject to refinement for up to a maximum of one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Adjustments recorded to the acquired assets and liabilities assumed are applied prospectively in accordance with Accounting Standards Codification (“ASC”) Topic 805. The determination of the fair value of loans acquired takes into account credit quality deterioration and probability of loss; therefore, the related ALL is not carried forward at the time of acquisition.

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

The new guidance does not apply to revenue associated with financial assets and liabilities, including loans, leases, securities, and derivatives that are accounted for under other GAAP. Accordingly, the majority of the Company’s revenues are not affected. The Company adopted ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach. Additionally, the Company has determined certain service charges, bank card fees and real estate sales are within the scope of the ASU, but has not identified changes to the timing or amount of revenue recognition. Accounting policies and procedures did not change materially as the principles of revenue recognition from the ASU are largely consistent with existing guidance and current practices applied by the Company. Refer to note 15 of our consolidated financial statements for required disclosures under the new standard.

Leases—In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. The new standard established a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statements. ASU 2016-02 became effective for the Company on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the Financial Accounting Standards Board issued ASU 2018-11 which, among other things, provided an additional transition method that allows entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact our financial statements in relation to contracts whereby we act as a lessor. We applied the modified-retrospective transition approach prescribed by ASU 2018-11. Upon adoption of ASU 2016-02 and ASU 2018-11 on January 1, 2019, we recognized right-of-use assets and related lease liabilities totaling $30.5 million with a cumulative-effect adjustment to beginning retained earnings of $0.3 million, after tax. Refer to note 8 – Leases of our consolidated financial statements for further detail.

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities—In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. The Company early adopted ASU 2017-12 during the first quarter of 2018 and recorded a cumulative effect adjustment of $26 thousand within equity in the consolidated statements of financial condition.

Reclassification of Certain Tax Effects—In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments eliminate the stranded tax effects that were created as a result of the reduction of historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU 2018-02 in the first quarter of 2018, resulting in a $1.5 million reclassification from accumulated other comprehensive loss to retained earnings on the consolidated statements of financial condition and the consolidated statements of changes in shareholders’ equity.

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

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $0.8 billion at December 31, 2019 and included $0.6 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities. At December 31, 2018, investment securities totaled $1.0 billion and included $0.8 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities.

Available-for-sale

At December 31, 2019 and 2018, the Company held $638.2 million and $791.1 million of available-for-sale investment securities, respectively. Available-for-sale securities are summarized as follows as of the dates indicated:

	December 31, 2019
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$93,770	$1,497	$(11)	$95,256
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	543,275	3,818	(5,056)	542,037
Municipal securities	495	—	(8)	487
Other securities	469	—	—	469
Total investment securities available-for-sale	$638,009	$5,315	$(5,075)	$638,249

	December 31, 2018
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$147,283	$1,232	$(1,873)	$146,642
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	661,354	1,056	(19,029)	643,381
Municipal securities	619	—	(9)	610
Other securities	469	—	—	469
Total investment securities available-for-sale	$809,725	$2,288	$(20,911)	$791,102

At December 31, 2019 and 2018, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio, and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as FHLMC, FNMA and GNMA.

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$10,413	$(7)	$1,421	$(4)	$11,834	$(11)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	41,983	(281)	254,380	(4,775)	296,363	(5,056)
Municipal securities	—	—	372	(8)	372	(8)
Total	$52,396	$(288)	$256,173	$(4,787)	$308,569	$(5,075)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$30,853	$(392)	$69,169	$(1,481)	$100,022	$(1,873)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	127,767	(1,150)	454,662	(17,879)	582,429	(19,029)
Municipal securities	441	(9)	—	—	441	(9)
Total	$159,061	$(1,551)	$523,831	$(19,360)	$682,892	$(20,911)

The unrealized losses in the Company’s investment portfolio at December 31, 2019 were caused by changes in interest rates. The portfolio included 67 securities, having an aggregate fair value of $308.6 million, which were in an unrealized loss position at December 31, 2019, compared to 211 securities, with an aggregate fair value of $682.9 million at December 31, 2018.

Management evaluated all of the available for sale securities in an unrealized loss position at December 31, 2019 and December 31, 2018 and concluded no OTTI existed. During the year ended December 31, 2018, the Company recorded a

$0.2 million recovery included in other non-interest expense related to one security with an aggregate fair value of $0.3 million, which had previously incurred OTTI of $0.2 million during the year ended December 31, 2017. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB and FHLB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $352.3 million and $318.1 million at December 31, 2019 and 2018, respectively. The Bank also had investment securities pledged as collateral for FHLB advances totaling $17.6 million and $16.0 million at December 31, 2019 and 2018, respectively.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments.

As of December 31, 2019, the entire municipal securities portfolio with an amortized cost and fair value of $0.5 million was due between one to five years. Other securities of $0.5 million as of December 31, 2019 have no stated contractual maturity date.

Held-to-maturity

At December 31, 2019 and 2018, the Company held $182.9 million and $235.4 million of held-to-maturity investment securities, respectively. Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$127,560	$1,239	$(29)	$128,770
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	55,324	82	(435)	54,971
Total investment securities held-to-maturity	$182,884	$1,321	$(464)	$183,741

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$157,115	$2	$(2,705)	$154,412
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	78,283	—	(1,769)	76,514
Total investment securities held-to-maturity	$235,398	$2	$(4,474)	$230,926

The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$10,478	$(26)	$338	$(3)	$10,816	$(29)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	3,925	(9)	28,554	(426)	32,479	(435)
Total	$14,403	$(35)	$28,892	$(429)	$43,295	$(464)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$26,660	$(381)	$126,475	$(2,324)	$153,135	$(2,705)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	35,235	(79)	41,279	(1,690)	76,514	(1,769)
Total	$61,895	$(460)	$167,754	$(4,014)	$229,649	$(4,474)

The held-to-maturity portfolio included 13 securities, having an aggregate fair value of $43.3 million, which were in an unrealized loss position at December 31, 2019, compared to 49 securities, with a fair value of $229.6 million, at December 31, 2018.

The unrealized losses in the Company’s investments at December 31, 2019 and December 31, 2018 were caused by changes in interest rates. Management evaluated all of the held-to-maturity securities in an unrealized loss position and concluded that no OTTI existed at December 31, 2019 or December 31, 2018. The Company has no intention to sell these securities before recovery of their amortized cost and believes it will not be required to sell the securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $144.2 million and $133.1 million at December 31, 2019 and 2018, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

Note 5 Non-marketable Securities

Non-marketable securities include FRB stock and FHLB stock. At December 31, 2019, the Company held $13.9 million of FRB stock and $15.8 million of FHLB stock for regulatory or debt facility purposes. At December 31, 2018, the Company held $13.9 million of FRB stock and $13.6 million of FHLB stock.

These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost. Management evaluated all of the non-marketable securities and concluded that no OTTI existed at December 31, 2019 or December 31, 2018.

Note 6 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The tables below show the loan portfolio composition including carrying value by segment of originated and acquired loans and loans accounted for under ASC 310-30, as of the dates shown. The carrying value of originated and acquired loans is net of discounts, fees, costs and fair value marks of $8.4 million and $10.2 million at December 31, 2019 and 2018, respectively.

	December 31, 2019
	Originated and	ASC
	acquired loans	310-30 loans	Total loans	% of total
Commercial	$2,977,007	$15,300	$2,992,307	67.8%
Commercial real estate non-owner occupied	598,118	32,788	630,906	14.3%
Residential real estate	764,411	6,006	770,417	17.4%
Consumer	21,776	—	21,776	0.5%
Total	$4,361,312	$54,094	$4,415,406	100.0%

	December 31, 2018
	Originated and	ASC
	acquired loans	310-30 loans	Total loans	% of total
Commercial	$2,624,173	$20,398	$2,644,571	64.6%
Commercial real estate non-owner occupied	551,819	40,393	592,212	14.5%
Residential real estate	820,820	9,995	830,815	20.3%
Consumer	24,617	93	24,710	0.6%
Total	$4,021,429	$70,879	$4,092,308	100.0%

Delinquency for originated and acquired loans is shown in the following tables at December 31, 2019 and 2018:

	December 31, 2019
		Greater
	30-89 days	than 90 days		Total past		Total
	past due and	past due and	Non-accrual	due and		originated and
	accruing	accruing	loans	non-accrual	Current	acquired loans
Originated and acquired loans:
Commercial:
Commercial and industrial	$2,478	$879	$9,396	$12,753	$2,193,244	$2,205,997
Owner occupied commercial real estate	569	—	2,264	2,833	477,073	479,906
Food and agriculture	179	—	317	496	248,089	248,585
Energy	—	—	934	934	41,585	42,519
Total commercial	3,226	879	12,911	17,016	2,959,991	2,977,007
Commercial real estate non-owner occupied:
Construction	—	—	—	—	77,733	77,733
Acquisition/development	—	—	416	416	14,623	15,039
Multifamily	—	—	—	—	54,693	54,693
Non-owner occupied	438	—	43	481	450,172	450,653
Total commercial real estate	438	—	459	897	597,221	598,118
Residential real estate:
Senior lien	1,747	—	7,597	9,344	663,353	672,697
Junior lien	245	79	731	1,055	90,659	91,714
Total residential real estate	1,992	79	8,328	10,399	754,012	764,411
Consumer	116	—	50	166	21,610	21,776
Total originated and acquired loans	$5,772	$958	$21,748	$28,478	$4,332,834	$4,361,312

	December 31, 2018
		Greater
	30-89 days	than 90 days		Total past		Total
	past due and	past due and	Non-accrual	due and		originated and
	accruing	accruing	loans	non-accrual	Current	acquired loans
Originated and acquired loans:
Commercial:
Commercial and industrial	$495	$74	$5,510	$6,079	$1,925,068	$1,931,147
Owner occupied commercial real estate	893	—	6,931	7,824	413,842	421,666
Food and agriculture	141	125	768	1,034	221,122	222,156
Energy	—	—	742	742	48,462	49,204
Total commercial	1,529	199	13,951	15,679	2,608,494	2,624,173
Commercial real estate non-owner occupied:
Construction	—	—	1,208	1,208	93,646	94,854
Acquisition/development	—	—	121	121	19,529	19,650
Multifamily	—	—	—	—	56,685	56,685
Non-owner occupied	328	132	572	1,032	379,598	380,630
Total commercial real estate	328	132	1,901	2,361	549,458	551,819
Residential real estate:
Senior lien	2,106	548	7,790	10,444	712,592	723,036
Junior lien	556	—	772	1,328	96,456	97,784
Total residential real estate	2,662	548	8,562	11,772	809,048	820,820
Consumer	91	16	42	149	24,468	24,617
Total originated and acquired loans	$4,610	$895	$24,456	$29,961	$3,991,468	$4,021,429

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Pooled loans accounted for under ASC 310-30 that are 90 days or more past due and still accreting are generally considered to be performing and therefore are not included in the tables above. Non-accrual loans include non-accrual loans and troubled debt restructurings (“TDRs”) on non-accrual status. Non-accrual originated and acquired loans totaled $21.7 million at December 31, 2019, decreasing $2.7 million, or 11.1% from December 31, 2018.

The Company’s internal risk rating system uses a series of grades which reflect our assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements and are categorized as “Pass”, “Special mention”, “Substandard” and “Doubtful”.

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows at December 31, 2019 and 2018, respectively:

	December 31, 2019
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$2,162,045	$28,144	$14,287	$1,521	$2,205,997
Owner occupied commercial real estate	430,793	39,597	9,516	—	479,906
Food and agriculture	246,282	1,219	1,052	32	248,585
Energy	41,585	—	739	195	42,519
Total commercial	2,880,705	68,960	25,594	1,748	2,977,007
Commercial real estate non-owner occupied:
Construction	77,733	—	—	—	77,733
Acquisition/development	14,585	—	454	—	15,039
Multifamily	54,210	—	483	—	54,693
Non-owner occupied	434,694	15,238	721	—	450,653
Total commercial real estate	581,222	15,238	1,658	—	598,118
Residential real estate:
Senior lien	664,387	80	8,230	—	672,697
Junior lien	90,517	365	832	—	91,714
Total residential real estate	754,904	445	9,062	—	764,411
Consumer	21,725	1	50	—	21,776
Total originated and acquired loans	$4,238,556	$84,644	$36,364	$1,748	$4,361,312
Loans accounted for under ASC 310-30:
Commercial	$12,523	$659	$2,118	$—	$15,300
Commercial real estate non-owner occupied	32,109	71	608	—	32,788
Residential real estate	4,089	360	1,557	—	6,006
Consumer	—	—	—	—	—
Total loans accounted for under ASC 310-30	$48,721	$1,090	$4,283	$—	$54,094
Total loans	$4,287,277	$85,734	$40,647	$1,748	$4,415,406

	December 31, 2018
		Special
	Pass	mention	Substandard	Doubtful	Total
Originated and acquired loans:
Commercial:
Commercial and industrial	$1,890,710	$16,531	$22,919	$987	$1,931,147
Owner occupied commercial real estate	393,404	16,349	11,828	85	421,666
Food and agriculture	220,004	1,260	847	45	222,156
Energy	48,462	—	742	—	49,204
Total commercial	2,552,580	34,140	36,336	1,117	2,624,173
Commercial real estate non-owner occupied:
Construction	92,731	915	1,208	—	94,854
Acquisition/development	19,529	—	121	—	19,650
Multifamily	56,685	—	—	—	56,685
Non-owner occupied	355,776	23,243	1,611	—	380,630
Total commercial real estate	524,721	24,158	2,940	—	551,819
Residential real estate:
Senior lien	710,972	3,571	8,493	—	723,036
Junior lien	96,456	415	913	—	97,784
Total residential real estate	807,428	3,986	9,406	—	820,820
Consumer	24,575	—	42	—	24,617
Total originated and acquired loans	$3,909,304	$62,284	$48,724	$1,117	$4,021,429
Loans accounted for under ASC 310-30:
Commercial	$17,579	$537	$2,282	$—	$20,398
Commercial real estate non-owner occupied	39,322	246	825	—	40,393
Residential real estate	7,484	908	1,603	—	9,995
Consumer	—	—	93	—	93
Total loans accounted for under ASC 310-30	$64,385	$1,691	$4,803	$—	$70,879
Total loans	$3,973,689	$63,975	$53,527	$1,117	$4,092,308

Impaired Loans

Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are comprised of originated and acquired loans on non-accrual status, loans in bankruptcy, and TDRs described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans.

At December 31, 2019 and 2018, the Company’s recorded investment in impaired loans were $32.8 million and $31.1 million, respectively, of which $6.9 million and $4.1 million, respectively, were accruing TDRs. Impaired loans had a collective related allowance for loan losses allocated to them of $1.8 million and $1.2 million at December 31, 2019 and 2018, respectively.

Additional information regarding impaired loans at December 31, 2019 and 2018 is set forth in the table below:

	December 31, 2019			December 31, 2018
			Allowance			Allowance
	Unpaid		for loan	Unpaid		for loan
	principal	Recorded	losses	principal	Recorded	losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$16,001	$10,548	$—	$4,374	$3,029	$—
Owner occupied commercial real estate	3,265	2,385	—	7,130	6,609	—
Food and agriculture	1,468	1,220	—	1,468	1,260	—
Energy	—	—	—	5,366	742	—
Total commercial	20,734	14,153	—	18,338	11,640	—
Commercial real estate non-owner occupied:
Construction	—	—	—	1,435	1,208	—
Acquisition/development	458	415	—	378	121	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	90	26	—	641	547	—
Total commercial real estate	548	441	—	2,454	1,876	—
Residential real estate:
Senior lien	4,355	3,967	—	4,229	3,814	—
Junior lien	311	269	—	409	341	—
Total residential real estate	4,666	4,236	—	4,638	4,155	—
Consumer	57	50	—	46	42	—
Total impaired loans with no related allowance recorded	$26,005	$18,880	$—	$25,476	$17,713	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$8,209	$5,501	$1,530	$7,252	$4,627	$996
Owner occupied commercial real estate	711	505	3	1,362	1,169	90
Food and agriculture	757	751	35	883	845	46
Energy	5,559	934	195	—	—	—
Total commercial	15,236	7,691	1,763	9,497	6,641	1,132
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	232	171	1	313	254	2
Total commercial real estate	232	171	1	313	254	2
Residential real estate:
Senior lien	5,808	5,034	25	6,032	5,178	27
Junior lien	1,074	987	6	1,408	1,293	8
Total residential real estate	6,882	6,021	31	7,440	6,471	35
Consumer	—	—	—	—	—	—
Total impaired loans with a related allowance recorded	$22,350	$13,883	$1,795	$17,250	$13,366	$1,169
Total impaired loans	$48,355	$32,763	$1,795	$42,726	$31,079	$1,169

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the years presented:

	For the years ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$13,062	$248	$3,248	$168	$5,609	$152
Owner occupied commercial real estate	2,849	27	6,799	38	4,155	80
Food and agriculture	1,316	—	1,259	98	1,422	244
Energy	—	—	884	—	8,004	156
Total Commercial	17,227	275	12,190	304	19,190	632
Commercial real estate non-owner occupied:
Construction	—	—	1,208	—	—	—
Acquisition/development	575	—	606	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	28	—	573	—	878	22
Total commercial real estate	603	—	2,387	—	878	22
Residential real estate:
Senior lien	4,081	1	3,904	—	326	—
Junior lien	287	2	355	2	—	—
Total residential real estate	4,368	3	4,259	2	326	—
Consumer	11	—	12	—	—	—
Total impaired loans with no related allowance recorded	$22,209	$278	$18,848	$306	$20,394	$654
With a related allowance recorded:
Commercial:
Commercial and industrial	$5,788	$—	$4,677	$—	$7,331	$—
Owner occupied commercial real estate	554	17	1,220	19	747	20
Food and agriculture	796	12	862	5	2,092	5
Energy	865	—	—	—	—	—
Total Commercial	8,003	29	6,759	24	10,170	25
Commercial real estate non-owner occupied:
Construction	—	—	—	—	188	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	30	1
Non-owner occupied	207	14	288	16	213	9
Total commercial real estate	207	14	288	16	431	10
Residential real estate:
Senior lien	5,241	66	5,412	57	5,986	67
Junior lien	1,034	34	1,331	43	1,225	42
Total residential real estate	6,275	100	6,743	100	7,211	109
Consumer	49	—	36	—	163	—
Total impaired loans with a related allowance recorded	$14,534	$143	$13,826	$140	$17,975	$144
Total impaired loans	$36,743	$421	$32,674	$446	$38,369	$798

Interest income recognized on impaired loans noted in the tables above, primarily represents interest earned on accruing TDRs. Interest income recognized on impaired loans during the years ended December 31, 2019, 2018 and 2017 was $0.4 million, $0.4 million and $0.8 million, respectively.

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

During 2019, the Company restructured 15 loans with a recorded investment of $7.1 million at December 31, 2019 to facilitate repayment. Loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. Loan modifications to loans accounted for under ASC 310-30 are not considered TDRs. The tables below provide additional information related to accruing TDRs at December 31, 2019 and 2018:

	December 31, 2019
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$5,615	$5,788	$5,714	$—
Commercial real estate non-owner occupied	141	172	192	—
Residential real estate	1,129	1,178	1,206	12
Consumer	—	—	—	—
Total	$6,885	$7,138	$7,112	$12

	December 31, 2018
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$2,730	$2,827	$3,155	$—
Commercial real estate non-owner occupied	229	260	280	—
Residential real estate	1,114	1,163	1,121	12
Consumer	—	—	—	—
Total	$4,073	$4,250	$4,556	$12

The following table summarizes the Company’s carrying value of non-accrual TDRs as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Commercial	$1,891	$1,854
Commercial real estate non-owner occupied	410	—
Residential real estate	2,553	1,584
Consumer	—	—
Total non-accruing TDRs	$4,854	$3,438

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had two TDRs totaling $0.7 million that were modified within the past 12 months that had defaulted on their restructured terms during the year ended December 31, 2019. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDRs.

During 2018, the Company had one TDR totaling $0.1 million that had been modified within the prior twelve months that defaulted on its restructured terms.

Loans accounted for under ASC 310-30

Loan pools accounted for under ASC 310-30 are periodically remeasured to determine expected future cash flows. In determining the expected cash flows, the timing of cash flows and prepayment assumptions for smaller homogeneous loans are based on statistical models that take into account factors such as the loan interest rate, credit profile of the borrowers, the years in which the loans were originated, and whether the loans are fixed or variable rate loans. Prepayments may be assumed on loans if circumstances specific to that loan warrant a prepayment assumption. The remeasurement of loans accounted for under ASC 310-30 resulted in the following changes in the carrying amount of accretable yield during 2019 and 2018:

	December 31, 2019	December 31, 2018
Accretable yield beginning balance	$35,901	$46,568
Reclassification from non-accretable difference	6,195	10,751
Reclassification to non-accretable difference	(921)	(2,263)
Accretion	(13,041)	(19,155)
Accretable yield ending balance	$28,134	$35,901

Below is the composition of the net book value for loans accounted for under ASC 310-30 at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Contractual cash flows	$391,167	$420,994
Non-accretable difference	(308,939)	(314,214)
Accretable yield	(28,134)	(35,901)
Loans accounted for under ASC 310-30	$54,094	$70,879

Note 7 Allowance for Loan Losses

The tables below detail the Company’s allowance for loan losses and recorded investment in loans as of and for the years ended December 31, 2019 and 2018:

	Year ended December 31, 2019
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$27,137	$4,406	$3,800	$349	$35,692
Originated and acquired beginning balance	26,946	4,406	3,760	349	35,461
Charge-offs	(7,422)	(116)	(124)	(937)	(8,599)
Recoveries	102	12	34	180	328
Provision	10,636	548	(202)	712	11,694
Originated and acquired ending balance	30,262	4,850	3,468	304	38,884
ASC 310-30 beginning balance	191	—	40	—	231
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Recoupment	(11)	—	(40)	—	(51)
ASC 310-30 ending balance	180	—	—	—	180
Ending balance	$30,442	$4,850	$3,468	$304	$39,064
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$1,763	$1	$31	$—	$1,795
Originated and acquired loans collectively evaluated for impairment	28,499	4,849	3,437	304	37,089
ASC 310-30 loans	180	—	—	—	180
Total ending allowance balance	$30,442	$4,850	$3,468	$304	$39,064
Loans:
Originated and acquired loans individually evaluated for impairment	$21,844	$612	$10,257	$50	$32,763
Originated and acquired loans collectively evaluated for impairment	2,955,163	597,506	754,154	21,726	4,328,549
ASC 310-30 loans	15,300	32,788	6,006	—	54,094
Total loans	$2,992,307	$630,906	$770,417	$21,776	$4,415,406

	Year ended December 31, 2018
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$21,385	$5,609	$3,965	$305	$31,264
Originated and acquired beginning balance	21,340	5,583	3,965	305	31,193
Charge-offs	(833)	(11)	(118)	(1,134)	(2,096)
Recoveries	1,171	—	14	204	1,389
Provision	5,268	(1,166)	(101)	974	4,975
Originated and acquired ending balance	26,946	4,406	3,760	349	35,461
ASC 310-30 beginning balance	45	26	—	—	71
Charge-offs	(62)	—	—	—	(62)
Recoveries	—	—	—	—	—
Provision (recoupment)	208	(26)	40	—	222
ASC 310-30 ending balance	191	—	40	—	231
Ending balance	$27,137	$4,406	$3,800	$349	$35,692
Ending allowance balance attributable to:
Originated and acquired loans individually evaluated for impairment	$1,132	$2	$35	$—	$1,169
Originated and acquired loans collectively evaluated for impairment	25,814	4,404	3,725	349	34,292
ASC 310-30 loans	191	—	40	—	231
Total ending allowance balance	$27,137	$4,406	$3,800	$349	$35,692
Loans:
Originated and acquired loans individually evaluated for impairment	$18,282	$2,129	$5,169	$5,499	$31,079
Originated and acquired loans collectively evaluated for impairment	2,605,891	549,690	815,651	19,118	3,990,350
ASC 310-30 loans	20,398	40,393	9,995	93	70,879
Total loans	$2,644,571	$592,212	$830,815	$24,710	$4,092,308

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

Net charge-offs on originated and acquired loans during 2019 were $8.3 million and included $6.6 million for one previously identified acquired commercial loan that was charged-off during 2019. Management’s evaluation of credit quality resulted in provision for originated and acquired loan losses of $11.7 million during 2019 and included $6.6 million related to the loan described above. Provision for originated and acquired loans during the year ended December 31, 2018 was $5.0 million and was lowered by a recovery of $1.1 million.

During 2019 and 2018, the Company re-estimated the expected cash flows of the loan pools accounted for under ASC 310-30. The remeasurement in 2019 resulted in recoupment of $51 thousand. The remeasurement in 2018 resulted in provision of $222 thousand, primarily driven by the commercial segment.

Note 8 Leases

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019. As a result of the adoption, the Company recorded right-of-use (“ROU”) lease assets and lease liabilities of $30.5 million with a cumulative effect adjustment to beginning retained earnings of $0.3 million. As of December 31, 2019, ROU assets totaled $29.2 million included in other assets and the related lease liabilities totaled $29.5 million included in other liabilities on the consolidated statements of financial condition.

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

The Company has operating leases for banking centers, corporate offices and ATM locations, with remaining lease terms ranging from one year to ten years. The Company only included reasonably certain renewal options in the lease terms. The weighted-average remaining lease term for our operating leases was 5.1 years at December 31, 2019. As of December 31, 2019, the weighted-average discount rate was 3.36%, utilizing the Company’s incremental FHLB borrowing rate for borrowings of a similar term at the date of lease commencement.

Rent expense totaled $5.7 million for the year ended December 31, 2019, and was recorded within occupancy and equipment on the consolidated statements of operations. Lease payments do not include non-lease components such as real estate taxes, insurance and common area maintenance.

The tables below represent undiscounted future cash flows under the current and prior lease guidance. Current guidance per ASC Topic 842 requires that optional renewal periods be included when it is reasonably certain they will be exercised.

Below is a summary of undiscounted future minimum lease payments as of December 31, 2019 per ASC Topic 842:

Years ending December 31,	Amount
2020	$5,267
2021	5,046
2022	4,605
2023	4,308
2024	3,920
Thereafter	15,624
Total lease payments	38,770
Less: Imputed interest	(9,254)
Present value of operating lease liabilities	$29,516

Below is a summary of undiscounted future minimum lease payments as of December 31, 2018 per ASC Topic 840:

Years ending December 31,	Amount
2019	$3,092
2020	2,981
2021	3,091
2022	3,052
2023	2,047
Thereafter	10,163
Total	$24,426

Note 9 Premises and Equipment

Premises and equipment consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Land	$32,911	$32,058
Buildings and improvements	94,260	88,955
Equipment	56,523	52,354
Total premises and equipment, at cost	183,694	173,367
Less: accumulated depreciation and amortization	(71,543)	(63,381)
Premises and equipment, net	$112,151	$109,986

The Company recorded $8.2 million, $8.6 million and $7.6 million of depreciation expense during 2019, 2018 and 2017, respectively, as a component of occupancy and equipment expense in the consolidated statements of operations. The Company disposed of $0.0 million, $1.7 million and $2.3 million of premises and equipment, net, during 2019, 2018 and 2017, respectively. During 2019, the Company recognized $0.9 million of impairments in its consolidated statements of operations from the consolidation of four banking centers classified as held-for-sale totaling $3.4 million.

During 2018, the Company consolidated one banking center acquired in the Peoples acquisition that was valued at fair value less cost to sell at the date of acquisition. The banking center totaled $4.6 million and was classified as held-for-sale at December 31, 2018.

Note 10 Other Real Estate Owned

A summary of the activity in OREO during 2019 and 2018 is as follows:

	For the years ended December 31,
	2019	2018
Beginning balance	$10,596	$10,491
Acquired through acquisition	—	1,253
Transfers from loan portfolio, at fair value	2,705	24,940
Impairments	(1,082)	(230)
Sales	(4,919)	(25,858)
Ending balance	$7,300	$10,596

OREO totaled $7.3 million at December 31, 2019 and decreased $3.3 million from December 31, 2018. During 2019, the Company sold OREO properties with net book balances of $4.9 million compared to $25.9 million during 2018. The sales resulted in net OREO gains of $7.2 million and $0.5 million which were included within other non-interest expense in the consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively.

Note 11 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with our acquisitions, the Company recorded goodwill of $115.0 million and core deposit intangible assets of $48.8 million. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the years ended December 31, 2019 or December 31, 2018.

The gross carrying amount of the core deposit intangibles and the associated accumulated amortization at December 31, 2019 and December 31, 2018, are presented as follows:

	December 31, 2019			December 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$(40,103)	$8,731	$48,834	$(38,920)	$9,914

The accumulated amortization of the core deposit intangible assets was $40.1 million and $38.9 million at December 31, 2019 and 2018, respectively.

The Company is amortizing the core deposit intangibles from acquisitions on a straight line basis over 7-10 years from the date of the respective acquisition, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $1.2 million, $2.2 million and $5.3 million during 2019, 2018 and 2017, respectively.

The following table shows the estimated future amortization expense for the core deposit intangibles as of December 31, 2019:

Years ending December 31,	Amount
2020	$1,183
2021	1,183
2022	1,127
2023	1,048
2024	1,048

Mortgage servicing rights

Mortgage servicing rights represent rights to service loans originated by the Company and sold to government sponsored enterprises including FHLMC, FNMA, GNMA and FHLB. Mortgage loans serviced for others were $308.4 million at December 31, 2019 and $389.0 million at December 31, 2018 and are included in other assets in the consolidated statements of financial condition.

Below are the changes in the MSRs for the years presented:

	For the years ended December 31,
	2019	2018
Beginning balance	$3,556	$—
Acquired through acquisition	—	4,301
Originations	27	30
Impairment	(129)	(21)
Amortization	(824)	(754)
Ending balance	$2,630	$3,556
Fair value of mortgage servicing rights	$2,630	$3,884

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.5% and the constant prepayment speed ranged from 14.8% to 22.0% for the December 31, 2019 valuation. Discount rates ranged from 9.5% to 10.5% and the constant prepayment speed ranged from 12.2% to 17.2% for the December 31, 2018 valuation. Included in mortgage banking income in the consolidated statements of operations were service fees of $1.0 million and $1.1 million for the years ended December 31, 2019 and 2018.

MSRs are evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying MSRs based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the MSRs in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company recognized MSRs amortization expense of $0.8 million and $0.8 million during the years ended December 31, 2019 and 2018, respectively.

The following table shows the estimated future amortization expense for the MSRs as of December 31, 2019:

Years ending December 31,	Amount
2020	$512
2021	412
2022	332
2023	267
2024	215

Note 12 Deposits

Total deposits were $4.7 billion and $4.5 billion at December 31, 2019 and 2018, respectively. Time deposits were $1.1 billion and $1.1 billion at December 31, 2019 and 2018, respectively. The following table summarizes the Company’s time deposits by remaining contractual maturity:

Years ending December 31,	Amount
2020	$726,903
2021	211,787
2022	94,464
2023	19,696
2024	4,263
Thereafter	1,040
Total time deposits	$1,058,153

The Company incurred interest expense on deposits as follows during the years indicated:

	For the years ended December 31,
	2019	2018	2017
Interest bearing demand deposits	$1,514	$887	$445
Money market accounts	9,046	5,622	4,077
Savings accounts	2,717	2,249	1,481
Time deposits	16,526	12,283	10,169
Total	$29,803	$21,041	$16,172

The Federal Reserve System requires cash balances to be maintained at the FRB based on certain deposit levels. There was no minimum reserve requirement for the Bank at December 31, 2019.

Note 13 Borrowings

The following table sets forth selected information regarding repurchase agreements during 2019, 2018 and 2017:

	As of and for the years ended December 31,
	2019	2018	2017
Maximum amount of outstanding agreements at any month end during the period	$68,600	$142,292	$130,463
Average amount outstanding during the period	60,445	87,691	88,390
Weighted average interest rate for the period	1.11%	0.34%	0.19%

The Company enters into repurchase agreements to facilitate the needs of its clients. As of December 31, 2019, 2018 and 2017, the Company sold securities under agreements to repurchase totaling $56.9 million, $66.0 million and $130.5 million, respectively. The Company had pledged mortgage-backed securities with a fair value of approximately $65.6 million, $73.9 million and $136.1 million, as of December 31, 2019, 2018 and 2017, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. There was $7.0 million, $5.9 million and $5.7 million of excess collateral pledged for repurchase agreements at December 31, 2019, 2018 and 2017, respectively.

The vast majority of the Company’s repurchase agreements are overnight transactions with clients that mature the day after the transaction. At December 31, 2019, 2018 and 2017, none of the Company’s repurchase agreements were for periods longer than one day. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the consolidated financial statements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.1 billion at December 31, 2019. At December 31, 2019, 2018 and 2017, the Bank had $192.7 million, $234.3 million and $0.0 million in line of credit advances from the FHLB, respectively, that mature within a day. At December 31, 2019, 2018 and 2017, the Bank had $15.0 million, $67.3 million and $129.1 million in term advances from the FHLB, respectively, with fixed interest rates between 1.55% - 2.33% and maturity dates of 2019 - 2020. The Bank had investment securities and loans pledged as collateral for FHLB advances. Investment securities pledged were $17.6 million, $16.0 million and $28.1 million at December 31, 2019, 2018 and 2017, respectively. Loans pledged were $1.5 billion, $1.6 billion and $1.2 billion at December 31, 2019, 2018 and 2017, respectively. Interest expense related to FHLB advances and other short-term borrowings totaled $6.3 million, $2.6 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 14 Regulatory Capital

As a bank holding company, the Company is subject to regulatory capital adequacy requirements implemented by the Federal Reserve. The federal banking agencies have risk-based capital adequacy regulations intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations. Under these regulations, assets are assigned to one of several risk categories, and nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by a risk-adjustment percentage for the category.

Under the Basel III requirements, at December 31, 2019 and 2018, the Company and the Bank met all capital requirements including the capital conservation buffer of 2.5%, which was fully phased in on January 1, 2019. The Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	December 31, 2019
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.0%	$640,440	N/A	N/A	4.0%	$231,950
NBH Bank	9.1%	528,028	5.0%	$289,926	4.0%	231,940
Common equity tier 1 risk-based capital:
Consolidated	13.2%	$640,440	N/A	N/A	7.0%	$405,912
NBH Bank	10.9%	528,028	6.5%	$376,903	7.0%	405,896
Tier 1 risk-based capital ratio:
Consolidated	13.2%	$640,440	N/A	N/A	8.5%	$412,620
NBH Bank	10.9%	528,028	8.0%	$387,701	8.5%	411,932
Total risk-based capital ratio:
Consolidated	14.1%	$682,645	N/A	N/A	10.5%	$509,707
NBH Bank	11.8%	570,233	10.0%	$484,626	10.5%	508,857

	December 31, 2018
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.5%	$580,504	N/A	N/A	4.0%	$220,988
NBH Bank	9.0%	498,283	5.0%	$275,703	4.0%	220,563
Common equity tier 1 risk-based capital:
Consolidated	12.9%	$580,504	N/A	N/A	7.0%	$386,728
NBH Bank	11.1%	498,283	6.5%	$358,414	7.0%	385,984
Tier 1 risk-based capital ratio:
Consolidated	12.9%	$580,504	N/A	N/A	8.5%	$382,306
NBH Bank	11.1%	498,283	8.0%	$358,938	8.5%	381,372
Total risk-based capital ratio:
Consolidated	13.8%	$620,275	N/A	N/A	10.5%	$472,261
NBH Bank	12.0%	538,054	10.0%	$448,672	10.5%	471,106

(1)	As of the fully phased-in date of January 1, 2019, including the capital conservation buffer.

Note 15 Revenue from Contracts with Clients

Revenue is recognized when obligations under the terms of a contract with clients are satisfied. Below is the detail of the Company’s revenue from contracts with clients.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the years ended December 31, 2019, 2018 and 2017.

	For the years ended December 31,
	2019	2018	2017
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$19,720	$20,408	$19,070
Bank card fees	14,595	14,489	12,026
Gain on banking center divestiture	—	—	2,942
Non-interest income (in-scope of Topic 606)	34,315	34,897	34,038
Non-interest income (out-of-scope of Topic 606)	48,437	35,878	5,167
Total non-interest income	$82,752	$70,775	$39,205
Non-interest expense
In-scope of Topic 606:
Gain on OREO sales, net	7,193	488	4,150
Total revenue in-scope of Topic 606	$41,508	$35,385	$38,188

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

Note 16 Stock-based Compensation and Benefits

The Company provides stock-based compensation in accordance with shareholder-approved plans. In 2014, shareholders approved the 2014 Omnibus Incentive Plan (the "2014 Plan"). The 2014 Plan replaces the NBH Holdings Corp. 2009 Equity Incentive Plan (the "Prior Plan"), pursuant to which the Company granted equity awards prior to the approval of the 2014 Plan. Pursuant to the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons.

As of December 31, 2019, the aggregate number of Class A common stock available for issuance under the 2014 Plan is 4,996,156 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders. Upon an option exercise, it is the Company’s policy to issue shares from treasury stock.

To date, the Company has issued stock options, restricted stock and performance stock units under the plans. The Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.

Stock options

The Company issues stock options, which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire. The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest or have vested over 1-4 years of continuous service and have 10-year contractual terms.

Below are the weighted average assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s stock options granted in 2019, 2018 and 2017:

	2019	2018	2017
Weighted average fair value	$6.31	$7.43	$7.84
Weighted average risk-free interest rate (1)	2.35%	2.69%	2.14%
Expected volatility (2)	20.56%	20.75%	21.61%
Expected term (years) (3)	6.05	6.10	6.09
Dividend yield (4)	2.00%	1.13%	0.83%
(1)	The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term.
(2)

Expected volatility was calculated using historical volatility of the Company’s stock price for a period commensurate with the expected term of the options. For periods prior to the third quarter of 2018, expected volatility was calculated using a historical volatility of the Company’s stock price coupled with those of a peer group of eight comparable publicly traded companies for a period commensurate with the expected term of the options.

(3)	The expected term was estimated to be the average of the contractual vesting term and time to expiration.
(4)	The dividend yield was calculated in accordance with the Company’s dividend policy at the time of grant. For historical dividend rates, refer to the table under Item 5 on page 31.

The Company issued stock options in accordance with the 2014 Plan during 2019. The following table summarizes stock option activity for 2019:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2018	1,264,876	$22.33	3.92	$11,387
Granted	149,290	34.21
Exercised	(705,474)	20.12
Forfeited	(51,578)	31.47
Outstanding at December 31, 2019	657,114	$26.69	6.41	$5,626
Options exercisable at December 31, 2019	405,225	22.30	4.98	5,240
Options vested and expected to vest	631,916	26.40	6.31	5,590

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.7 million, $0.8 million and $0.7 million for 2019, 2018 and 2017, respectively. At December 31, 2019, there was $0.8 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes the Company’s outstanding stock options:

			Options outstanding			Options exercisable
				Weighted average
			Number	remaining contractual	Weighted average	Number	Weighted average
Range of exercise price			outstanding	life (years)	exercise price	exercisable	exercise price
$18.00	-	18.99	73,868	3.83	$18.60	73,868	$18.60
19.00	-	19.99	168,189	5.77	19.38	168,189	19.38
20.00	-	20.99	78,041	1.48	20.05	78,041	20.05
21.00	and above		337,016	8.43	33.64	85,127	33.32

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1 – 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

During the years ended December 2019, 2018 and 2017, the Company granted 60,781, 77,125, and 49,758 performance stock units in accordance with the 2014 Plan, respectively. The Company grants performance stock units which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The weighted-average grant date fair value per unit for awards granted during 2019 of the EPS target portion and the TSR target portion was $34.08 and $27.01, respectively. During 2019, the Company awarded an additional 22,246 units due to final performance results related to performance stock units granted in 2016.

The following table summarizes restricted stock and performance stock unit activity during 2019 and 2018:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2017	163,557	$22.60	125,082	$23.90
Granted	92,133	33.69	77,125	30.38
Vested	(94,775)	23.71	—	—
Forfeited	(14,421)	29.37	(10,158)	25.90
Unvested at December 31, 2018	146,494	28.19	192,049	26.40
Granted	86,689	35.05	60,781	30.85
Adjustment due to performance	—	—	22,246	17.36
Vested	(85,266)	25.21	(95,308)	18.02
Forfeited	(25,719)	32.68	(20,894)	31.48
Unvested at December 31, 2019	122,198	$34.19	158,874	$31.19

As of December 31, 2019, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $2.0 million and $2.7 million, respectively, and is expected to be recognized over a weighted average period of approximately 1.9 years and 1.7 years, respectively. Expense related to non-vested restricted stock awards totaled $2.2 million, $2.1 million and $2.2 million during 2019, 2018 and 2017, respectively. Expense related to non-vested performance stock units totaled $2.0 million, $1.5 million and $0.8 million during 2019, 2018 and 2017, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Employees purchased 16,556 shares and 12,515 shares during 2019 and 2018, respectively. The total number of shares of common stock reserved for issuance under the ESPP totaled 400,000 shares, of which 326,088 were available for issuance at December 31, 2019.

Note 17 Common Stock

The Company had 31,176,627 and 30,769,063 shares of Class A common stock outstanding at December 31, 2019 and 2018, respectively. Additionally, the Company had 122,198 and 146,494 shares outstanding at December 31, 2019 and 2018, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On August 5, 2016, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. The remaining authorization under this program at December 31, 2019 was $12.6 million.

Note 18 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 16.

The Company had 31,176,627 and 30,769,063 shares of Class A common stock outstanding as of December 31, 2019 and 2018, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for 2019, 2018 and 2017.

The following table illustrates the computation of basic and diluted earnings per share for 2019, 2018 and 2017:

	For the years ended December 31,
	2019	2018	2017
Net income	$80,365	$61,451	$14,579
Less: income allocated to participating securities	(94)	(70)	(56)
Income allocated to common shareholders	$80,271	$61,381	$14,523
Weighted average shares outstanding for basic earnings per common share	31,175,825	30,748,234	26,928,763
Dilutive effect of equity awards	354,992	681,840	772,392
Dilutive effect of warrants	—	—	8,504
Weighted average shares outstanding for diluted earnings per common share	31,530,817	31,430,074	27,709,659
Basic earnings per share	$2.57	$2.00	$0.54
Diluted earnings per share	2.55	1.95	0.53

The Company had 657,114, 1,264,876 and 1,598,318 outstanding stock options to purchase common stock at weighted average exercise prices of $26.69, $22.33 and $20.62 per share at December 31, 2019, 2018 and 2017, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 281,072, 338,543 and 288,639 unvested restricted shares and units issued as of December 31, 2019, 2018 and 2017, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 19 Income Taxes

Income tax expense attributable to income before taxes was $15.8 million, $12.2 million and $21.3 million for 2019, 2018 and 2017, respectively. Included in income tax expense was $2.2 million, $1.3 million and $4.2 million of tax benefits from stock compensation activity during 2019, 2018 and 2017, respectively. During the fourth quarter of 2017, the Company remeasured its deferred tax asset as a result of the enactment of the “Tax Cuts and Jobs Act”, which among other items reduced the federal corporate tax rate to 21% effective January 1, 2018. Income tax expense recorded in 2017 included an $18.5 million non-cash one-time charge primarily related to this remeasurement.

(a) Income taxes

Total income taxes for 2019, 2018 and 2017 were allocated as follows:

	For the years ended December 31,
	2019	2018	2017
Current expense:
U.S. federal	$8,947	$427	$1,230
State and local	2,280	1,530	169
Total current income tax expense	11,227	1,957	1,399
Deferred expense:
U.S. federal	4,115	10,110	17,639
State and local	487	163	2,245
Total deferred income tax expense	4,602	10,273	19,884
Income tax expense	$15,829	$12,230	$21,283

(b) Tax Rate Reconciliation

The reconciliation between the income tax expenses and the amounts computed by applying the U.S. federal income tax rate to pretax income is as follows:

	For the years ended December 31,
	2019	2018	2017
Income tax at federal statutory rates (21%, 21% and 35%, respectively)	$20,201	$15,473	$12,550
State income taxes, net of federal benefits	2,186	1,337	265
Tax-exempt loan interest income	(4,354)	(4,089)	(5,380)
Bank-owned life insurance income	(475)	136	(813)
Stock-based compensation	(1,925)	(1,207)	(3,998)
Deferred tax rate change	—	—	18,457
Other	196	580	202
Income tax expense	$15,829	$12,230	$21,283

(c) Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Excess tax basis of acquired loans over carrying value	$2,053	$3,076
Allowance for loan losses	9,414	8,521
Intangible assets	—	1,937
Other real estate owned	810	439
Accrued stock-based compensation	1,945	2,889
Accrued compensation	3,425	3,046
Capitalized start-up costs	1,885	2,199
Accrued expenses	1,051	1,357
Net deferred loan fees	63	—
Net operating loss	707	807
Lease liability	7,113	—
Net unrealized losses on investment securities	—	3,543
Other	1,910	1,960
Total deferred tax assets	30,376	29,774
Deferred tax liabilities:
Intangible assets	(327)	—
Net unrealized gains on investment securities	(647)	—
Premises and equipment	(1,852)	(114)
Right of use assets	(7,033)	—
Prepaid expenses	(209)	(210)
Net deferred loan fees	—	(174)
Mortgage servicing rights	(634)	(854)
Other	(196)	(71)
Total deferred tax liabilities	(10,898)	(1,423)
Net deferred tax asset	$19,478	$28,351

At December 31, 2019, the Company had federal and state net operating loss carryovers (NOLs) of $2.7 million and $3.7 million, respectively, which are available to offset future taxable income. The federal NOLs expire in varying amounts through 2034, and the state NOLs expire in varying amounts between 2026 and 2034. The Company does not expect any tax attribute carryovers to expire before they are utilized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. For the years ended December 31, 2019 and 2018, management believes a valuation allowance on the deferred tax asset is not necessary based on the current and future projected earnings of the Company. The Company has no ASC 740-10 unrecognized tax benefits recorded as of December 31, 2019 and 2018 and does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. The Company and its subsidiary bank are subject to income tax by federal, state and local government taxing authorities. The Company’s tax returns for the years ended December 31, 2016 through 2019 remain subject to examination for U.S. federal income tax authorities. The years open to examination by state and local government authorities vary by jurisdiction.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of December 31, 2019 and 2018.

Information about the valuation methods used to measure fair value is provided in note 22.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	location	2019	2018	Location	2019	2018
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,171	$17,436	Other liabilities	$13,537	$228
Total derivatives designated as hedging instruments		$1,171	$17,436		$13,537	$228

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$9,004	$3,191	Other liabilities	$9,021	$3,349
Interest rate lock commitments	Other assets	1,499	871	Other liabilities	141	72
Forward contracts	Other assets	16	—	Other liabilities	299	472
Total derivatives not designated as hedging instruments		$10,519	$4,062		$9,461	$3,893

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2019, the Company had interest rate swaps with a notional amount of $403.7 million that were designated as fair value hedges of interest rate risk. These interest rate swaps were associated with $405.9 million of the Company’s fixed-rate loans, excluding a gain of $13.9 million from the fair value hedge adjustment in the carrying amount. The Company’s fixed rate loans are included in loans receivable on the statements of financial condition.

As of December 31, 2018, the Company had interest rate swaps with a notional amount of $473.4 million that were designated as fair value hedges. These interest rate swaps were associated with $522.7 million of the Company’s fixed-rate loans as of December 31, 2018, excluding a loss of $13.2 million from the fair value hedge adjustment in the carrying amount as of December 31, 2018.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2019, the Company had matched interest rate swap transactions with an aggregate notional amount of $478.9 million related to this program. As of December 31, 2018, the Company had matched interest rate swap transactions with an aggregate notional amount of $206.8 million related to this program.

As part of its mortgage banking activities, the Company enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the clients have locked into that interest rate. The Company then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs ("best efforts") or commits to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Fair value changes of certain loans under interest rate lock commitments are hedged with forward sales contracts of MBS. Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in non-interest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying assets. The fair value of the underlying assets is impacted by current interest rates, remaining origination fees, costs of production to be incurred, and the probability that the interest rate lock commitments will close or will be funded.

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

The Company had interest rate lock commitments with a notional value of $99.8 million and forward contracts with a notional value of $181.5 million at December 31, 2019. The Company had interest rate lock commitments with a notional value of $50.1 million and forward contracts with a notional value of $77.6 million at December 31, 2018.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for 2019 and 2018:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the years ended December 31,
hedging relationships	derivatives	2019	2018
Interest rate products	Interest and fees on loans	$10,397	$13,513
Total		$10,397	$13,513

	Location of gain (loss)	Amount of gain (loss) recognized in income on hedged items
	recognized in income on	For the years ended December 31,
Hedged items	hedged items	2019	2018
Interest rate products	Interest and fees on loans	$(9,603)	$(13,972)
Total		$(9,603)	$(13,972)

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the years ended December 31,
as hedging instruments	derivatives	2019	2018
Interest rate products	Other non-interest expense	$133	$55
Interest rate lock commitments	Mortgage banking income	1,138	(1,329)
Forward contracts	Mortgage banking income	189	1,324
Total		$1,460	$50

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

As of December 31, 2019, the termination value of derivatives in a net liability position related to these agreements was $22.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of December 31, 2019, the Company had posted $26.2 million in eligible collateral. If the Company had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.

Note 21 Commitments and Contingencies

In the normal course of business, the Company enters into various off-balance sheet commitments to help meet the financing needs of clients. These financial instruments include commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. The same credit policies are applied to these commitments as the loans on the consolidated statements of financial condition; however, these commitments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of financial condition. At December 31, 2019 and 2018, the Company had loan commitments totaling $850.3 million and $773.5 million, respectively, and standby letters of credit that totaled $11.9 million and $10.6 million, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. However, the contractual amount of these commitments, offset by any additional collateral pledged, represents the Company’s potential credit loss exposure.

Total unfunded commitments at December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Commitments to fund loans	$249,914	$183,946
Unfunded commitments under lines of credit	600,407	589,573
Commercial and standby letters of credit	11,929	10,558
Total unfunded commitments	$862,250	$784,077

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. The Company recorded a repurchase reserve of $2.6 million and $3.4 million at December 31, 2019 and 2018, respectively, which is included in other liabilities on the consolidated statements of financial condition.

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During 2019 and 2018, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At December 31, 2019 and 2018, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

Loans held for sale—The Company has elected to record loans originated and intended for sale in the secondary market at estimated fair value. The portfolio consists primarily of fixed rate residential mortgage loans that are sold within 45 days. The Company estimates fair value based on quoted market prices for similar loans in the secondary market and is classified as level 2.

Interest rate swap derivatives—The Company's derivative instruments are limited to interest rate swaps that may be accounted for as fair value hedges or non-designated hedges. The fair values of the swaps incorporate credit valuation adjustments in order to appropriately reflect nonperformance risk in the fair value measurements. The credit valuation adjustment is the dollar amount of the fair value adjustment related to credit risk and utilizes a probability weighted calculation to quantify the potential loss over the life of the trade. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying the respective counterparties’ credit spreads to the exposure offset by marketable collateral posted, if any. Certain derivative transactions are executed with counterparties who are large financial institutions ("dealers"). International Swaps and Derivative Association Master Agreements and Credit Support Annexes are employed for all contracts with dealers. These contracts contain bilateral collateral arrangements. The fair value inputs of these financial instruments are determined using discounted cash flow analysis through the use of third-party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk, and are classified as level 2.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of December 31, 2019 and 2018, on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$95,256	$—	$95,256
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	542,037	—	542,037
Municipal securities	—	372	—	372
Loans held for sale	—	117,444	—	117,444
Interest rate swap derivatives	—	10,175	—	10,175
Mortgage banking derivatives	—	—	1,515	1,515
Total assets at fair value	$—	$765,284	$1,515	$766,799
Liabilities:
Interest rate swap derivatives	$—	$22,558	$—	$22,558
Mortgage banking derivatives	—	—	440	440
Total liabilities at fair value	$—	$22,558	$440	$22,998

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$146,642	$—	$146,642
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	643,381	—	643,381
Municipal securities	—	441	—	441
Loans held for sale	—	48,120	—	48,120
Interest rate swap derivatives	—	20,627	—	20,627
Mortgage banking derivatives	—	—	871	871
Total assets at fair value	$—	$859,211	$871	$860,082
Liabilities:
Interest rate swap derivatives	$—	$3,577	$—	$3,577
Mortgage banking derivatives	—	—	544	544
Total liabilities at fair value	$—	$3,577	$544	$4,121

The table below details the changes in level 3 financial instruments during 2019:

Mortgage banking
derivatives, net
Balance at December 31, 2018	$327
Gain included in earnings, net	1,327
Fees and costs included in earnings, net	(579)
Balance at December 31, 2019	$1,075

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Impaired loans—The Company records collateral dependent loans that are considered to be impaired at their estimated fair value. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. Collateral dependent impaired loans are measured based on the fair value of the collateral. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 0% - 25%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At December 31, 2019, the Company recorded a specific reserve of $1.8 million related to seven originated and acquired loans with a carrying balance of $5.9 million. At December 31, 2018, the Company recorded a specific reserve balance of $1.1 million related to four originated and acquired loans at fair value on a non-recurring basis with a carrying balance of $4.9 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $1.1 million and $0.2 million of OREO impairments in its consolidated statements of operations during 2019 and 2018, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—Mortgage servicing rights represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.5% at December 31, 2019 and prepayment speed assumption ranges of 14.8% to 22.0% at December 31, 2019 as inputs. Discount rates ranged from 9.5% to 10.5% and the prepayment speed ranged from 12.2% to 17.2% for the December 31, 2018 valuation. Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. The Company recognized $129 thousand and $21 thousand of mortgage servicing rights impairment during the years ended December 31, 2019 and 2018, which is included in mortgage banking income on the consolidated statements of operations. The inputs used to determine the fair values of mortgage servicing rights are considered level 3 inputs in the fair value hierarchy.

Premises and equipment—During the fourth quarter of 2019, the Company consolidated four banking centers in the Colorado and Kansas City markets. Premise and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The Company recognized $0.9 million of impairment in its consolidated statements of operations related to banking centers classified as held-for-sale totaling $3.4 million during the year ended December 31, 2019.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding the assets recorded at fair value on a non-recurring basis at December 31, 2019 and 2018. The premises and equipment loss was measured as of the third quarter of 2019.

	December 31, 2019
	Total	Losses from fair value changes
Impaired loans	$32,763	$8,271
Other real estate owned	7,300	1,082
Premises and equipment	3,385	898
Mortgage servicing rights	2,630	129
Total	$46,078	$10,380

	December 31, 2018
	Total	Losses from fair value changes
Impaired loans	$31,079	$2,120
Other real estate owned	10,596	230
Mortgage servicing rights	3,556	21
Total	$45,231	$2,371

The Company did not record any liabilities measured at fair value on a non-recurring basis during 2019 and 2018.

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

The fair value of financial instruments at December 31, 2019 and 2018 are set forth below:

	Level in fair value	December 31, 2019		December 31, 2018
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$110,190	$110,190	$109,556	$109,556
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	95,256	95,256	146,642	146,642
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	542,037	542,037	643,381	643,381
Municipal securities available-for-sale	Level 2	372	372	441	441
Municipal securities available-for-sale	Level 3	115	115	169	169
Other available-for-sale securities	Level 3	469	469	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	127,560	128,770	157,115	154,412
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	55,324	54,971	78,283	76,514
Non-marketable securities	Level 2	29,751	29,751	27,555	27,555
Loans receivable	Level 3	4,415,406	4,481,209	4,092,308	4,082,146
Loans held for sale	Level 2	117,444	117,444	48,120	48,120
Accrued interest receivable	Level 2	19,157	19,157	17,852	17,852
Interest rate swap derivatives	Level 2	10,175	10,175	20,627	20,627
Mortgage banking derivatives	Level 3	1,515	1,515	871	871
LIABILITIES
Deposit transaction accounts	Level 2	3,678,979	3,678,979	3,445,092	3,445,092
Time deposits	Level 2	1,058,153	1,058,354	1,080,529	1,068,233
Securities sold under agreements to repurchase	Level 2	56,935	56,935	66,047	66,047
Federal Home Loan Bank advances	Level 2	207,675	207,890	301,660	301,933
Accrued interest payable	Level 2	9,328	9,328	6,889	6,889
Interest rate swap derivatives	Level 2	22,558	22,558	3,577	3,577
Mortgage banking derivatives	Level 3	440	440	544	544

Note 24 Parent Company Only Financial Statements

Parent company only financial information for National Bank Holdings Corporation is summarized as follows:

Condensed Statements of Financial Condition

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$105,012	$71,997
Investment in subsidiaries	654,508	612,784
Other assets	18,095	21,002
Total assets	$777,615	$705,783
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$10,695	$10,777
Total liabilities	10,695	10,777
Shareholders’ equity	766,920	695,006
Total liabilities and shareholders’ equity	$777,615	$705,783

Condensed Statements of Operations

	For the years ended December 31,
	2019	2018	2017
Income
Interest income	$—	$112	$45
Equity in undistributed earnings (losses) of subsidiaries	28,133	19,682	(11,192)
Distributions from subsidiaries	55,725	47,338	28,903
Total income	83,858	67,132	17,756
Expenses
Salaries and benefits	4,925	4,455	3,680
Other expenses	2,463	4,467	3,587
Total expenses	7,388	8,922	7,267
Income before income taxes	76,470	58,210	10,489
Income tax benefit	(3,895)	(3,241)	(4,090)
Net income	$80,365	$61,451	$14,579

Condensed Statements of Cash Flows

	For the years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$80,365	$61,451	$14,579
Equity in undistributed (earnings) losses of subsidiaries	(28,133)	(19,682)	11,192
Stock-based compensation expense	4,869	4,420	3,648
Net excess tax benefit on stock-based compensation	(2,160)	(1,286)	(4,225)
Other	5,045	9,230	6,680
Net cash provided by operating activities	59,986	54,133	31,874
Cash flows from investing activities:
Outlay for business combinations	—	(36,189)	—
Net cash used in investing activities	—	(36,189)	—
Cash flows from financing activities:
Capital contribution	—	—	(5,000)
Issuance of stock under purchase and equity compensation plans	(6,229)	(772)	(8,395)
Proceeds from exercise of stock options	2,788	7,576	104
Payment of dividends	(23,530)	(16,624)	(9,401)
Net cash used in financing activities	(26,971)	(9,820)	(22,692)
Net increase in cash, cash equivalents and restricted cash	33,015	8,124	9,182
Cash, cash equivalents and restricted cash at beginning of the year	81,997	73,873	64,691
Cash, cash equivalents and restricted cash at end of the year	$115,012	$81,997	$73,873

Note 25 Quarterly Results of Operations (unaudited)

The following is a summary of quarterly results:

	December 31, 2019
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$59,616	$61,372	$62,193	$59,420	$242,601
Interest expense	9,228	9,587	9,702	8,254	36,771
Net interest income before provision for loan losses	50,388	51,785	52,491	51,166	205,830
Provision for loan losses	1,180	5,690	3,239	1,534	11,643
Net interest income after provision for loan losses	49,208	46,095	49,252	49,632	194,187
Non-interest income	20,282	24,759	20,660	17,051	82,752
Non-interest expense	46,107	43,793	46,451	44,394	180,745
Income before income taxes	23,383	27,061	23,461	22,289	96,194
Income tax expense	3,864	5,419	3,179	3,367	15,829
Net income	$19,519	$21,642	$20,282	$18,922	$80,365
Earnings per share-basic	$0.62	$0.69	$0.65	$0.61	$2.57
Earnings per share-diluted	0.62	0.69	0.64	0.60	2.55

	December 31, 2018
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$57,780	$55,909	$54,911	$52,791	$221,391
Interest expense	7,148	6,137	5,525	5,144	23,954
Net interest income before provision for loan losses	50,632	49,772	49,386	47,647	197,437
Provision for loan losses	2,476	807	1,873	41	5,197
Net interest income after provision for loan losses	48,156	48,965	47,513	47,606	192,240
Non-interest income	15,317	18,061	19,562	17,835	70,775
Non-interest expense	42,857	44,432	46,763	55,282	189,334
Income before income taxes	20,616	22,594	20,312	10,159	73,681
Income tax expense	3,381	4,354	2,800	1,695	12,230
Net income	$17,235	$18,240	$17,512	$8,464	$61,451
Earnings per share-basic	$0.56	$0.59	$0.57	$0.28	$2.00
Earnings per share-diluted	0.55	0.58	0.56	0.27	1.95

	December 31, 2017
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$41,889	$42,579	$41,213	$38,740	$164,421
Interest expense	4,976	4,681	4,440	4,018	18,115
Net interest income before provision for loan losses	36,913	37,898	36,773	34,722	146,306
Provision for loan losses	3,272	3,880	4,025	1,795	12,972
Net interest income after provision for loan losses	33,641	34,018	32,748	32,927	133,334
Non-interest income	8,883	9,551	12,075	8,696	39,205
Non-interest expense	34,028	34,605	33,439	34,605	136,677
Income before income taxes	8,496	8,964	11,384	7,018	35,862
Income tax expense (benefit)	18,615	1,733	2,175	(1,240)	21,283
Net (loss) income	$(10,119)	$7,231	$9,209	$8,258	$14,579
(Loss) earnings per share-basic	$(0.37)	$0.27	$0.34	$0.31	$0.54
(Loss) earnings per share-diluted	(0.37)	0.26	0.33	0.30	0.53

Note 26 Acquisition Activities

On January 1, 2018, the Company completed its acquisition of Peoples, Inc. (“Peoples”), the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. Immediately following the completion of the acquisition, Peoples National Bank and Peoples Bank merged into NBH Bank. Pursuant to the merger agreement executed in June 2017, the Company paid $36.2 million of cash consideration and 3,398,477 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Peoples. Included in the cash consideration is $10.0 million of restricted cash placed in escrow for certain potential liabilities for which the Company is indemnified pursuant to the merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition at December 31, 2019. The transaction was valued at $146.4 million in the aggregate, based on the Company’s closing price of $32.43 on the acquisition date. Acquisition-related costs of $8.0 million on a pre-tax basis were included in the Company’s consolidated statements of operations for the year ended December 31, 2018. The results of Peoples are included in the results of the Company subsequent to the acquisition date.

The Company determined that this acquisition constitutes a business combination as defined in ASC Topic 805. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturities and risk instruments. The estimation of expected future cash flows, market conditions and other future events and actual results could differ materially. The determination of the fair values of fixed assets, loans, OREO, core deposit intangible, mortgage servicing rights and mortgage repurchase reserve involves a high degree of judgment and complexity.

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Peoples acquisition:

Assets:
Cash and due from banks	$105,173
Investment securities available-for-sale	118,512
Non-marketable securities	4,796
Loans	542,707
Loans held for sale	54,260
Other real estate owned	1,253
Premises and equipment	18,584
Core deposit intangible asset	10,477
Mortgage servicing rights	4,301
Other assets	15,361
Total assets acquired	875,424

Liabilities:
Total deposits	729,911
FHLB borrowings	33,825
Other liabilities	20,683
Total liabilities assumed	784,419

Identifiable net assets acquired	$91,005

Consideration:
NBHC common stock paid at January 1, 2018, closing price of $32.43	$110,213
Cash	36,189
Total	146,402

Goodwill	$55,397

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

If the Peoples acquisition had been completed on January 1, 2017, pro forma total revenue for the Company would have been approximately $268.2 million and $266.5 million for the years ended December 31, 2018 and 2017, respectively. Pro forma net income for the Company would have been approximately $67.8 million and $16.6 million for the years ended December 31, 2018 and 2017, respectively. Pro forma basic and dilutive earnings per share for the Company would have been $2.20 and $2.16 for the year ended December 31, 2018, respectively, and $0.55 and $0.53 for the year ended December 31, 2017, respectively.

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

Note 27 Subsequent Event

On February 26, 2020, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s common stock from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Total authorization under the Company’s repurchase programs is $62.6 million, including $12.6 million remaining from the previously authorized stock repurchase program announced in August 2016.

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9A.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2019. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2019, which report is included in this Item 9A below.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

National Bank Holdings Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited National Bank Holdings Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019 and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

February 26, 2020

Item 9B.     OTHER INFORMATION.

None.

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

The Company's Supplemental Code of Ethics for CEO and Senior Financial Officers, which applies to the CEO, Chief Financial Officer and Principal Accounting Officer, is available at www.nationalbankholdings.com. Amendments to, and waivers of, the code of ethics are publicly disclosed as required by applicable law, regulation or rule.

Item 11.       EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Form 10-Q, filed on November 7, 2014)

4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on August 22, 2012)

4.2	Description of Capital Stock (filed herewith)

10.1

Form of Indemnification Agreement by and between NBH Holdings Corp. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)˄

10.2

Employment Agreement, dated May 22, 2010, by and between G. Timothy Laney and NBH Holdings Corp. (incorporated herein by reference to Exhibit 10.1 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)˄

10.3

First Amendment to Employment Agreement, dated November 17, 2015, by and between G. Timothy Laney and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on November 20, 2015)˄

10.4

Amended and Restated Employment Agreement, dated November 17, 2015, by and between Richard U. Newfield, Jr. and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.4 to our Form 8-K, filed on November 20, 2015)˄

10.5

Employment Agreement, dated November 17, 2015, by and between Brian F. Lilly and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.3 to our Form 8-K, filed on November 20, 2015)˄

10.6	Transition Agreement, dated May 2, 2018, by and between Brian F. Lilly and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on May 2, 2018)˄

10.7

Employment Agreement, dated November 17, 2015, by and between Zsolt K. Besskó and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.5 to our Form 8-K, filed on November 20, 2015)˄

10.8	Employment Agreement, dated May 2, 2018, by and between Aldis Birkans and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on May 2, 2018)˄

10.9	National Bank Holdings Corporation Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 30, 2015)˄

10.10	NBH Holdings Corp. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)˄

10.11	Amendment to the NBH Holdings Corp. 2009 Equity Incentive Plan dated February 22, 2017 (incorporated herein by reference to Exhibit 10.10 to our form 10-K, filed on February 24, 2017)˄

10.12	National Bank Holdings Corporation 2014 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 31, 2014)˄

10.13	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (For Management) (filed herewith)˄

10.14	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Management) (filed herewith)˄

10.15	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Management) (filed herewith)˄

10.16

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors) (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q, filed on May 9, 2014)˄

10.17

Support Agreement, dated as of June 23, 2017, by and among Peoples, Inc., National Bank Holdings Corporation and the undersigned stockholders of Peoples, Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated June 23, 2017 and filed on June 27, 2017)

10.18	Change of Control Agreement applicable to executive officers not party to an employee agreement (incorporated herein by reference to Exhibit 10.17 to our form 10-K, filed on February 28, 2018)˄

21.1	Subsidiaries of National Bank Holdings Corporation

23.1	Consent of KPMG LLP

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

˄	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 26, 2020, on its behalf by the undersigned, thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ G. Timothy Laney
G. Timothy Laney
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

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