Form 10-Q
period 2020-03-31
National Bank Holdings Corp
filed 2020-05-05
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 1, 2020, the registrant had outstanding 30,562,457 shares of Class A voting common stock, each with $0.01 par value per share, excluding 164,339 shares of restricted Class A common stock issued but not yet vested.

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

●       widespread natural and other disasters, dislocations, political instability, pandemics such as the outbreak of the novel Coronavirus Disease 2019 (“COVID-19”), acts of war or terrorist activities, cyberattacks or international hostilities through impacts on the economy and financial markets generally or on us or our counterparties specifically;

●       adverse effects due to COVID-19 on the Company and its clients, counterparties, employees and third-party service providers, and the adverse impacts on our business, financial position, results of operations and prospects;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$133,426	$109,690
Interest bearing bank deposits	500	500
Cash and cash equivalents	133,926	110,190
Investment securities available-for-sale (at fair value)	629,396	638,249
Investment securities held-to-maturity (fair value of $197,597 and $183,741 at March 31, 2020 and December 31, 2019, respectively)	192,902	182,884
Non-marketable securities	29,948	29,751
Loans	4,505,735	4,415,406
Allowance for credit losses	(50,956)	(39,064)
Loans, net	4,454,779	4,376,342
Loans held for sale	127,439	117,444
Other real estate owned	7,051	7,300
Premises and equipment, net	112,393	112,151
Goodwill	115,027	115,027
Intangible assets, net	10,489	11,361
Other assets	214,980	194,813
Total assets	$6,028,330	$5,895,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$1,150,437	$1,184,945
Interest bearing demand deposits	846,824	738,496
Savings and money market	1,693,614	1,755,538
Time deposits	1,050,981	1,058,153
Total deposits	4,741,856	4,737,132
Securities sold under agreements to repurchase	23,703	56,935
Federal Home Loan Bank advances	341,506	207,675
Other liabilities	157,811	126,850
Total liabilities	5,264,876	5,128,592
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 30,483,361 and 31,176,627 shares outstanding at March 31, 2020 and December 31, 2019, respectively	515	515
Additional paid-in capital	1,009,478	1,009,223
Retained earnings	168,984	164,082
Treasury stock of 20,883,923 and 20,189,082 shares at March 31, 2020 and December 31, 2019, respectively, at cost	(427,890)	(408,962)
Accumulated other comprehensive income, net of tax	12,367	2,062
Total shareholders’ equity	763,454	766,920
Total liabilities and shareholders’ equity	$6,028,330	$5,895,512

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended
	March 31,
	2020	2019
Interest and dividend income:
Interest and fees on loans	$53,527	$52,775
Interest and dividends on investment securities	4,631	6,012
Dividends on non-marketable securities	414	423
Interest on interest-bearing bank deposits	96	210
Total interest and dividend income	58,668	59,420
Interest expense:
Interest on deposits	7,326	6,615
Interest on borrowings	995	1,639
Total interest expense	8,321	8,254
Net interest income before provision for loan losses	50,347	51,166
Provision for loan losses	6,159	1,534
Net interest income after provision for loan losses	44,188	49,632
Non-interest income:
Service charges	4,126	4,321
Bank card fees	3,513	3,428
Mortgage banking income	13,673	6,937
Bank-owned life insurance income	590	421
Other non-interest income	1,602	1,883
OREO-related income	28	61
Total non-interest income	23,532	17,051
Non-interest expense:
Salaries and benefits	33,180	27,890
Occupancy and equipment	6,898	6,882
Telecommunications and data processing	2,265	2,290
Marketing and business development	696	986
FDIC deposit insurance	(76)	498
Bank card expenses	1,026	810
Professional fees	609	814
Other non-interest expense	3,090	3,173
Problem asset workout	648	1,123
Loss (gain) on OREO sales, net	39	(368)
Core deposit intangible asset amortization	296	296
Total non-interest expense	48,671	44,394
Income before income taxes	19,049	22,289
Income tax expense	3,225	3,367
Net income	$15,824	$18,922
Earnings per share—basic	$0.51	$0.61
Earnings per share—diluted	0.50	0.60
Weighted average number of common shares outstanding:
Basic	31,157,476	30,961,187
Diluted	31,361,296	31,497,538

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2020	2019
Net income	$15,824	$18,922
Other comprehensive income, net of tax:
Securities available-for-sale:
Net unrealized gains arising during the period, net of tax expense of $3,301 and $1,706 for the three months ended March 31, 2020 and 2019, respectively.	10,521	5,417
Less: amortization of net unrealized holding gains to income, net of tax benefit of $68 and $90 for the three months ended March 31, 2020 and 2019, respectively.	(216)	(282)
Other comprehensive income	10,305	5,135
Comprehensive income	$26,129	$24,057

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2020 and 2019

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, December 31, 2018	$515	$1,014,399	$106,990	$(415,623)	$(11,275)	$695,006
Net income	—	—	18,922	—	—	18,922
Stock-based compensation	—	376	—	—	—	376
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $2,291, net	—	(1,801)	—	2,397	—	596
Cash dividends declared ($0.17 per share)	—	—	(5,289)	—	—	(5,289)
Cumulative effect adjustment(1)	—	—	256	—	—	256
Other comprehensive loss	—	—	—	—	5,135	5,135
Balance, March 31, 2019	$515	$1,012,974	$120,879	$(413,226)	$(6,140)	$715,002
Balance, December 31, 2019	$515	$1,009,223	$164,082	$(408,962)	$2,062	$766,920
Net income	—	—	15,824	—	—	15,824
Stock-based compensation	—	1,222	—	—	—	1,222
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $414 net	—	(967)	—	548	—	(419)
Repurchase of 734,117 shares	—	—	—	(19,476)	—	(19,476)
Cash dividends declared ($0.20 per share)	—	—	(6,299)	—	—	(6,299)
Cumulative effect adjustment(2)	—	—	(4,623)	—	—	(4,623)
Other comprehensive income	—	—	—	—	10,305	10,305
Balance, March 31, 2020	$515	$1,009,478	$168,984	$(427,890)	$12,367	$763,454

(1)	Related to the adoption of Accounting Standards Update No. 2016-02, Leases.
(2)

Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments. Refer to note 2 – Recent Accounting Pronouncements of our consolidated financial statements for further details.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$15,824	$18,922
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	6,159	1,534
Depreciation and amortization	3,597	2,527
Current income tax receivable	3,902	2,968
Deferred income taxes	2,503	1,929
Net excess tax expense (benefit) on stock-based compensation	28	(753)
Discount accretion, net of premium amortization on securities	501	442
Loan accretion	(4,142)	(4,193)
Gain on sale of mortgages, net	(13,483)	(6,276)
Origination of loans held for sale, net of repayments	(337,155)	(176,105)
Proceeds from sales of loans held for sale	341,019	171,330
Bank-owned life insurance income	(590)	(421)
Loss (gain) on the sale of other real estate owned, net	39	(368)
Impairment of mortgage servicing rights	509	54
Impairment on other real estate owned	—	596
Stock-based compensation	1,227	375
Operating lease payments	(1,396)	(1,406)
Change in other assets	(29,095)	662
Change in other liabilities	36,795	(15,437)
Net cash provided by (used in) operating activities	26,242	(3,620)
Cash flows from investing activities:
Purchase of FHLB stock	(197)	(4,248)
Proceeds from redemption of FHLB stock	—	7,229
Proceeds from maturities of investment securities held-to-maturity	15,351	13,217
Proceeds from maturities of investment securities available-for-sale	48,830	48,328
Purchase of investment securities held-to-maturity	(25,824)	—
Purchase of investment securities available-for-sale	(26,485)	—
Net increase in loans	(91,384)	(159,027)
Purchases of premises and equipment, net	(2,161)	(1,688)
Proceeds from sales of other real estate owned	228	1,262
Net cash used in investing activities	(81,642)	(94,927)
Cash flows from financing activities:
Net increase in deposits	4,724	178,826
Net decrease in repurchase agreements and other short-term borrowings	(33,232)	(6,504)
Advances from FHLB	607,000	319,041
FHLB repayments	(473,169)	(392,280)
Issuance of stock under purchase and equity compensation plans	(457)	(1,646)
Proceeds from exercise of stock options	6	2,221
Payment of dividends	(6,260)	(5,409)
Repurchase of common stock	(19,476)	—
Net cash provided by financing activities	79,136	94,249
Increase (decrease) in cash, cash equivalents and restricted cash(1)	23,736	(4,298)
Cash, cash equivalents and restricted cash at beginning of the year(1)	120,190	119,556
Cash, cash equivalents and restricted cash at end of period(1)	$143,926	$115,258
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$8,086	$6,539
Net tax payment (refund)	54	(86)
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	$18	$288
Decrease in loans purchased but not settled	(4,450)	(7,974)
Loans transferred from loans held for sale to loans	376	198
Lease right-of-use assets obtained	—	30,474

(1)

Included in restricted cash is $10.0 million placed in escrow for certain potential liabilities the Company is indemnified for pursuant to the Peoples merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition at March 31, 2020 and 2019.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Denver, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 101 banking centers, as of March 31, 2020, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2019 and include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. During the first quarter of 2020, the Company updated the loan classifications in its allowance for credit losses model and loans previously referred to as “310-30” were reclassified to “acquired loans”. Certain loan classifications within the consolidated financial disclosures have been updated to reflect this change. The prior period presentations have been reclassified to conform to the current period presentation. Refer to note 4 for further discussion. The results of operations for the interim period is not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

General economic conditions have been declining as a result of the COVID-19 pandemic, which has caused substantial disruption to the communities we serve and has changed the way we live and work. The length of the pandemic and the efficacy of the extraordinary government-mandated measures that have been put into place to address it are unknown, but have already had, and are likely to continue to have, a significant impact to the financial condition and operations of the Company.

GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of other real estate owned (“OREO”), the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the valuation of investment securities, the valuation of stock-based compensation, the valuation of mortgage servicing rights (“MSRs”), the fair values of financial instruments, the allowance for credit losses (“ACL”) and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2019 and are contained in the Company's Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2019, except for the following:

Allowance for credit losses (“ACL”)—The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. This update replaced the current incurred loss methodology for recognizing credit losses with a Current Expected Credit Loss model (“CECL”), which requires a lifetime loss measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.

Loans

The ACL represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified four primary loan segments that are further stratified into 11 loan classes to provide more granularity in analyzing loss history based upon specific loss drivers and risk factors affecting each loan class. Generally, the underlying risk of loss for each of these loan classes will follow certain norms/trends in various economic environments. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Those loans include loans on non-accrual status, loans in bankruptcy, and troubled debt restructurings (“TDRs”) described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted expected cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral-dependent loans.

The Company utilizes a discounted cash flow ("DCF") model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The ACL is calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual life of loan cash flow modeling, excluding extensions and renewals, using loan specific interest rates and repayment schedules. The model incorporates forecasts of certain national macroeconomic factors which drive correlated Probability of Default (“PD”) and Loss Given Default (“LGD”) rates, which in turn, drive the losses predicted in establishing our ACL. PD and LGD rates along with prepayment rates and loss recovery time delays are determined at a loan class level making use of both internal and peer historical loss rate data. The determination and application of the ACL accounting policy involves judgments, estimates, and uncertainties that are subject to change. For periods beyond the near term, we revert to historical long-term average loss rates on a straight-line basis. The length of the forecast and reversion periods is based on management’s assessment of the length and pattern of the current economic cycle.

Management accounts for the inherent uncertainty of the underlying economic forecast by reviewing and weighting alternate forecast scenarios. Additionally, the ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth and industry concentrations. The Company has elected to exclude accrued interest receivable ("AIR") from the allowance for credit losses calculation. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

The determination and application of the ACL accounting policy involves judgments, estimates, and uncertainties that are subject to change. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition, liquidity or results of operations. Various regulatory agencies, as an integral part of the examination process, periodically review the ACL. Such agencies may require the Company to recognize additions to the ACL or reserve increases to adversely graded classified loans based on their judgments about information available to them at the time of their examinations.

The ACL is decreased by net charge-offs and is increased by provisions for loan losses that are charged to the statements of operations. Charge-offs, if any, are typically measured for each loan based on a thorough analysis of the most probable source of repayment, such as the present value of the loan’s expected future cash flows, the loan’s estimated fair value, or the estimated fair value of the underlying collateral less costs of disposition for collateral-dependent loans. When it is determined that specific loans, or portions thereof, are uncollectible, these amounts are charged off against the ACL.

The Company uses an internal risk rating system to indicate credit quality in the loan portfolio. The risk rating system is applied to all loans and uses a series of grades, which reflect management’s assessment of the risk attributable to loans based on an analysis of the borrower’s financial condition and ability to meet contractual debt service requirements. Loans that management perceives to have acceptable risk are categorized as “Pass” loans. The “Special Mention” loans represent loans that have potential credit weaknesses that deserve management’s close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower’s ability to meet debt requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “Substandard” are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes the collection of payments in accordance with the terms of the loan agreement is highly questionable and improbable. Credit quality indicators are reviewed and updated in accordance with internal policy based on loan balance and risk rating. Interest accrual is discontinued on doubtful loans and certain substandard loans, as is more fully discussed in note 4.

Unfunded loan commitments

In addition to the ACL for funded loans, the Company maintains reserves to cover the risk of loss associated with off-balance sheet unfunded loan commitments. The allowance for off-balance sheet credit losses is maintained within the other liabilities in the statements of financial condition. Under the CECL framework, adjustments to this liability are recorded as provision for credit losses in the statements of operations. Unfunded loan commitment balances are evaluated by loan class and further segregated by revolving and non-revolving commitments. In order to establish the required level of reserve, the Company applies average historical utilization rates and ACL loan model loss rates for each loan class to the outstanding unfunded commitment balances.

Investment securities

Management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings. If either of the above criteria is not met, we evaluate whether the decline in fair value is the result of credit losses or other factors. In making the assessment, we may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss. For U.S. agency-backed securities, since the risk of nonpayment of the amortized cost basis is zero, the Company will not measure expected credit losses on these securities. When the loss is not considered a result of credit loss, the cost basis of the security is written down to fair value, with the loss charge recognized in AOCI. Credit losses are not estimated for AIR from investment securities as interest deemed uncollectible is written off through interest income.

Note 2 Recent Accounting Pronouncements

Financial Instruments - Credit Losses—In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current incurred loss methodology for recognizing credit losses with a CECL model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates. Additionally, the update amends the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. We adopted ASU 2016-13 on January 1, 2020 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recognized a $5.8 million increase in the allowance for credit losses with a corresponding reduction to retained earnings, net of tax, of $4.6 million. Since the investment securities portfolio is comprised of mortgage-backed securities issued by government sponsored entities, no credit loss allowance was required upon adoption. See CECL loan related financial statement disclosures included within note 1 and note 4 of the consolidated financial statements.

Other Pronouncements— The Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement and ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment with no material impact on its financial statements.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $0.8 billion at March 31, 2020 and included $0.6 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities. At December 31, 2019, investment securities totaled $0.8 billion and included $0.6 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	March 31, 2020
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$85,972	$2,577	$—	$88,549
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	528,397	11,588	(110)	539,875
Municipal securities	495	8	—	503
Other securities	469	—	—	469
Total investment securities available-for-sale	$615,333	$14,173	$(110)	$629,396

	December 31, 2019
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$93,770	$1,497	$(11)	$95,256
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	543,275	3,818	(5,056)	542,037
Municipal securities	495	—	(8)	487
Other securities	469	—	—	469
Total investment securities available-for-sale	$638,009	$5,315	$(5,075)	$638,249

At March 31, 2020 and December 31, 2019, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	6,257	(3)	7,007	(107)	13,264	(110)
Total	$6,257	$(3)	$7,007	$(107)	$13,264	$(110)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$10,413	$(7)	$1,421	$(4)	$11,834	$(11)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	41,983	(281)	254,380	(4,775)	296,363	(5,056)
Municipal securities	—	—	372	(8)	372	(8)
Total	$52,396	$(288)	$256,173	$(4,787)	$308,569	$(5,075)

Management evaluated all of the available-for-sale securities in an unrealized loss position at March 31, 2020 and December 31, 2019. The portfolio included 10 securities, which were in an unrealized loss position at March 31, 2020, compared to 67 securities at December 31, 2019. The unrealized losses in the Company's investment portfolio at March 31, 2020 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk. As such, no allowance for credit loss was recorded as of March 31, 2020.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $372.1 million and $352.3 million at March 31, 2020 and December 31, 2019, respectively. The Bank had available-for-sale and held-to-maturity investment securities pledged as collateral for Federal Home Loan Bank (“FHLB”) advances totaling $16.5 million and $17.6 million at March 31, 2020 and December 31, 2019, respectively.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. As of March 31, 2020, the entire municipal securities portfolio with an amortized cost and fair value of $0.5 million was due between one to five years. Other securities of $0.5 million as of March 31, 2020, have no stated contractual maturity date.

As of March 31, 2020 and December 31, 2019, AIR from available-for-sale investment securities totaled $1.7 million and $1.5 million, respectively, and was included with other assets on the statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$144,218	$4,065	$—	$148,283
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	48,684	630	—	49,314
Total investment securities held-to-maturity	$192,902	$4,695	$—	$197,597

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$127,560	$1,239	$(29)	$128,770
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	55,324	82	(435)	54,971
Total investment securities held-to-maturity	$182,884	$1,321	$(464)	$183,741

There were no held-to-maturity securities in an unrealized loss position as of March 31, 2020 compared to 13 securities at December 31, 2019. The table below summarizes the held-to-maturity securities with unrealized losses as of December 31, 2019, along with the length of the impairment period:

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

The Company does not measure expected credit losses on a financial asset, or group of financial assets, in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Management evaluated held-to-maturity securities noting they are backed by loans guaranteed by either U.S. government agencies or U.S. government sponsored entities, and management believes that default is highly unlikely given this governmental backing and long history without credit losses. Additionally, management notes that yields on which the portfolio generally trades are based upon market views of prepayment and liquidity risk and not credit risk. The Company has no intention to sell any held-to-maturity securities and believes it will not be required to sell any held-to-maturity securities before the recovery of their amortized cost.

The carrying value of held-to-maturity investment securities pledged as collateral totaled $168.4 million and $144.2 million at March 31, 2020 and December 31, 2019, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

As of March 31, 2020 and December 31, 2019, AIR from held-to-maturity investment securities totaled $0.5 million and $0.5 million, respectively, and was included with other assets on the statements of financial condition.

Note 4 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. During the first quarter of 2020, the Company updated its loan classifications to include energy loans within the commercial and industrial loan class and present municipal and non-profit loans as their own class within the commercial segment. Additionally, loans previously referred to as “310-30 loans” are included in “acquired loans”. The prior year presentation has been reclassified to conform to the current year presentation. In addition, as the concept of impaired loans does not exist under CECL, disclosures that related solely to impaired loans have been removed.

The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, cost and fair value marks of $19.0 million and $21.9 million as of March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020
	Total loans	% of total
Commercial	$3,074,096	68.2%
Commercial real estate non-owner occupied	643,727	14.3%
Residential real estate	766,324	17.0%
Consumer	21,588	0.5%
Total	$4,505,735	100.0%

	December 31, 2019
	Total loans	% of total
Commercial	$2,992,307	67.8%
Commercial real estate non-owner occupied	630,906	14.3%
Residential real estate	770,417	17.4%
Consumer	21,776	0.5%
Total	$4,415,406	100.0%

Delinquency for loans is shown in the following tables at March 31, 2020 and December 31, 2019:

	March 31, 2020
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$4,603	$714	$8,920	$14,237	$1,424,313	$1,438,550
Municipal and non-profit	—	—	—	—	877,084	877,084
Owner occupied commercial real estate	1,085	163	2,314	3,562	512,352	515,914
Food and agribusiness	317	—	735	1,052	241,496	242,548
Total commercial	6,005	877	11,969	18,851	3,055,245	3,074,096
Commercial real estate non-owner occupied:
Construction	—	—	—	—	86,123	86,123
Acquisition/development	60	—	261	321	26,982	27,303
Multifamily	—	—	—	—	77,336	77,336
Non-owner occupied	1,451	—	39	1,490	451,475	452,965
Total commercial real estate	1,511	—	300	1,811	641,916	643,727
Residential real estate:
Senior lien	2,640	487	8,257	11,384	663,270	674,654
Junior lien	483	—	763	1,246	90,424	91,670
Total residential real estate	3,123	487	9,020	12,630	753,694	766,324
Consumer	54	—	38	92	21,496	21,588
Total loans	$10,693	$1,364	$21,327	$33,384	$4,472,351	$4,505,735

	March 31, 2020
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$6,081	$2,839	$8,920
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	805	1,509	2,314
Food and agribusiness	313	422	735
Total commercial	7,199	4,770	11,969
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	3	258	261
Multifamily	—	—	—
Non-owner occupied	39	—	39
Total commercial real estate	42	258	300
Residential real estate:
Senior lien	4,778	3,479	8,257
Junior lien	763	—	763
Total residential real estate	5,541	3,479	9,020
Consumer	38	—	38
Total loans	$12,820	$8,507	$21,327

	December 31, 2019
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$2,252	$879	$10,330	$13,461	$1,398,070	$1,411,531
Municipal and non-profit	226	—	—	226	837,300	837,526
Owner occupied commercial real estate	595	630	2,264	3,489	486,633	490,122
Food and agribusiness	190	—	317	507	252,621	253,128
Total commercial	3,263	1,509	12,911	17,683	2,974,624	2,992,307
Commercial real estate non-owner occupied:
Construction	—	—	—	—	77,733	77,733
Acquisition/development	187	—	416	603	26,276	26,879
Multifamily	—	—	—	—	55,808	55,808
Non-owner occupied	438	65	43	546	469,940	470,486
Total commercial real estate	625	65	459	1,149	629,757	630,906
Residential real estate:
Senior lien	2,101	9	7,597	9,707	668,955	678,662
Junior lien	245	79	731	1,055	90,700	91,755
Total residential real estate	2,346	88	8,328	10,762	759,655	770,417
Consumer	116	—	50	166	21,610	21,776
Total loans	$6,350	$1,662	$21,748	$29,760	$4,385,646	$4,415,406

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include non-accrual loans and TDRs on non-accrual status. There was no interest income recognized on non-accrual loans during the three months ended March 31, 2020 or 2019.

The Company’s internal risk rating system uses a series of grades which reflect our assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements and are categorized as “Pass”, “Special mention”, “Substandard” and “Doubtful”. For a description of the general characteristics of the risk grades, refer to note 1 Basis of Presentation.

The amortized cost basis for all loans as determined by the Company’s internal risk rating system and year of origination was as follows at March 31, 2020:

	March 31, 2020
							Revolving	Revolving
							loans	loans
							amortized	converted
	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$77,093	$263,719	$237,591	$107,183	$37,660	$40,127	$629,234	$11,476	$1,404,083
Special mention	—	968	5,910	279	5,813	1,226	5,115	—	19,311
Substandard	—	1,395	1,091	3,106	399	4,710	3,314	—	14,015
Doubtful	—	—	—	431	—	674	36	—	1,141
Total commercial and industrial	77,093	266,082	244,592	110,999	43,872	46,737	637,699	11,476	1,438,550
Municipal and non-profit:
Pass	61,222	98,498	142,299	173,711	136,171	261,847	3,336	—	877,084
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total municipal and non-profit	61,222	98,498	142,299	173,711	136,171	261,847	3,336	—	877,084
Owner occupied commercial real estate:
Pass	35,696	121,398	99,248	51,857	42,753	112,635	1,919	638	466,144
Special mention	—	—	4,775	11,565	5,687	17,558	—	—	39,585
Substandard	—	—	3,965	—	—	6,220	—	—	10,185
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied commercial real estate	35,696	121,398	107,988	63,422	48,440	136,413	1,919	638	515,914
Food and agribusiness:
Pass	5,778	11,194	35,979	7,858	10,637	30,853	137,246	409	239,954
Special mention	—	—	—	—	—	926	—	—	926
Substandard	—	—	—	319	—	1,086	231	—	1,636
Doubtful	—	—	—	—	—	6	26	—	32
Total food and agribusiness	5,778	11,194	35,979	8,177	10,637	32,871	137,503	409	242,548
Total commercial	179,789	497,172	530,858	356,309	239,120	477,868	780,457	12,523	3,074,096
Commercial real estate non-owner occupied:
Construction:
Pass	6,573	32,167	16,823	24,059	—	—	5,688	659	85,969
Special mention	154	—	—	—	—	—	—	—	154
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	6,727	32,167	16,823	24,059	—	—	5,688	659	86,123
Acquisition/development:
Pass	4,659	2,424	2,313	8,554	4,598	4,177	95	—	26,820
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	37	—	446	—	—	483
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition/development	4,659	2,424	2,313	8,591	4,598	4,623	95	—	27,303
Multifamily:
Pass	21,468	13,886	1,832	8,387	21,374	9,912	—	—	76,859
Special mention	—	—	—	—	—	5	—	—	5
Substandard	—	—	—	—	—	472	—	—	472
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily	21,468	13,886	1,832	8,387	21,374	10,389	—	—	77,336
Non-owner occupied
Pass	31,400	92,052	29,996	126,447	34,583	129,563	2,125	—	446,166
Special mention	—	—	4,360	174	—	1,312	—	—	5,846
Substandard	—	—	66	—	—	887	—	—	953
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	31,400	92,052	34,422	126,621	34,583	131,762	2,125	—	452,965
Total commercial real estate	64,254	140,529	55,390	167,658	60,555	146,774	7,908	659	643,727
Residential real estate:
Senior lien
Pass	33,597	115,680	61,000	71,750	120,014	234,663	27,935	276	664,915
Special mention	—	—	—	—	—	444	249	—	693
Substandard	102	373	32	1,567	547	6,333	—	92	9,046
Doubtful	—	—	—	—	—	—	—	—	—
Total senior lien	33,699	116,053	61,032	73,317	120,561	241,440	28,184	368	674,654

	March 31, 2020
							Revolving	Revolving
							loans	loans
							amortized	converted
	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total
Junior lien
Pass	1,327	6,180	3,962	2,251	1,067	5,010	69,799	828	90,424
Special mention	—	—	—	—	—	21	344	—	365
Substandard	—	—	231	116	180	280	74	—	881
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien	1,327	6,180	4,193	2,367	1,247	5,311	70,217	828	91,670
Total residential real estate	35,026	122,233	65,225	75,684	121,808	246,751	98,401	1,196	766,324
Consumer
Pass	3,347	8,797	2,933	1,292	821	1,077	3,212	71	21,550
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1	—	—	26	11	—	—	38
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	3,347	8,798	2,933	1,292	847	1,088	3,212	71	21,588
Total loans	$282,416	$768,732	$654,406	$600,943	$422,330	$872,481	$889,978	$14,449	$4,505,735

Loans evaluated individually

We evaluate loans individually when they no longer share risk characteristics with pooled loans. These loans include loans on non-accrual status, loans in bankruptcy, and TDRs described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted expected cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral-dependent loans.

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at March 31, 2020:

	March 31, 2020
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$5,965	$3,519	$9,484
Owner-occupied commercial real estate	1,331	—	1,331
Food and agribusiness	422	314	736
Total Commercial	7,718	3,833	11,551
Commercial real estate non owner-occupied
Acquisition/development	1,303	—	1,303
Total commercial real estate	1,303	—	1,303
Residential real estate
Senior lien	3,479	—	3,479
Total residential real estate	3,479	—	3,479
Total loans	$12,500	$3,833	$16,333

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

During the three months ended March 31, 2020, the Company had four loan modifications totaling $122 thousand due to the effects of the COVID-19 pandemic that were not identified as TDRs, consistent with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. The Company anticipates additional loans to be restructured due to the effects of COVID-19 in the coming periods that will not be identified as TDRs.

During the three months ended March 31, 2020, the Company restructured 2 loans with an amortized cost basis of $1.9 million to facilitate repayment. Included in the total TDR balance as of March 31, 2020 were loans totaling $4.2 million previously accounted for under ASC 310-30. Loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. The tables below provide additional information related to accruing TDRs at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$6,093	$6,155	$6,781	$150
Commercial real estate non-owner occupied	2,183	2,208	4,428	—
Residential real estate	2,009	2,023	2,893	12
Consumer	—	—	—	—
Total	$10,285	$10,386	$14,102	$162

	December 31, 2019
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$5,615	$5,788	$5,714	$—
Commercial real estate non-owner occupied	141	172	192	—
Residential real estate	1,129	1,178	1,206	12
Consumer	—	—	—	—
Total	$6,885	$7,138	$7,112	$12

The following table summarizes the Company’s carrying value of non-accrual TDRs as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Commercial	$1,873	$1,891
Commercial real estate non-owner occupied	257	410
Residential real estate	2,560	2,553
Consumer	—	—
Total non-accruing TDRs	$4,690	$4,854

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had five TDRs totaling $0.8 million that were modified within the past twelve months and had defaulted on their restructured terms during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company had two TDRs totaling $0.2 million that were modified within the past twelve months and had defaulted on their restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDRs.

Note 5 Allowance for Credit Losses

The table below details the Company’s allowance for credit losses as of and for the three months ended March 31, 2020:

	Three months ended March 31, 2020
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,442	$4,850	$3,468	$304	$39,064
Cumulative effect adjustment(1)	(1,299)	1,666	5,314	155	5,836
Charge-offs	(218)	—	(28)	(251)	(497)
Recoveries	91	—	5	48	144
Provision	1,541	2,762	1,937	169	6,409
Ending balance	$30,557	$9,278	$10,696	$425	$50,956

(1)

Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments. Refer to note 2 – Recent Accounting Pronouncements of our consolidated financial statements for further details.

The table below details the Company’s allowance for loan losses as of and for the three months ended March 31, 2019:

	Three months ended March 31, 2019
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$27,137	$4,406	$3,800	$349	$35,692
Charge-offs	(12)	—	(23)	(233)	(268)
Recoveries	27	11	13	46	97
Provision	923	497	(72)	186	1,534
Ending balance	$28,075	$4,914	$3,718	$348	$37,055

In evaluating the loan portfolio for an appropriate ACL level, excluding loans evaluated individually, loans were grouped into segments based on broad characteristics such as primary use and underlying collateral. Within the segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics for purposes of developing the underlying data used within the discounted cash flow model including, but not limited to, prepayment and recovery rates as well as loss rates tied to macro-economic conditions within management’s reasonable and supportable forecast. The ACL also includes subjective adjustments based upon qualitative risk factors including asset quality, loss trends, lending management, portfolio growth and loan review/internal audit results.

Net charge-offs on loans during the three months ended March 31, 2020 and 2019 were $0.4 million and $0.2 million, respectively. Provision for loan losses for funded loans totaled $6.4 million for the three months ended March 31, 2020 to support originated loan growth, net charge-offs and provides coverage for the impact of deterioration in the macro-economic environment as a result of COVID-19. Provision for loan losses totaled $1.5 million for the three months ended March 31, 2019 to support originated loan growth and net charge-offs.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of March 31, 2020 and December 31, 2019, AIR from loans totaled $19.8 million and $17.2 million, respectively.

Note 6 Other Real Estate Owned

A summary of the activity in OREO during the three months ended March 31, 2020 and 2019 is as follows:

	For the three months ended March 31,
	2020	2019
Beginning balance	$7,300	$10,596
Transfers from loan portfolio, at fair value	18	288
Impairments	—	(596)
Sales	(267)	(894)
Ending balance	$7,051	$9,394

During the three months ended March 31, 2020, the Company sold $0.3 million of OREO. Sales resulted in net OREO losses of $39 thousand and net OREO gains of $0.4 million during the three months ended March 31, 2020 and 2019, respectively, which were included in the consolidated statements of operations.

Note 7 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with our acquisitions, the Company recorded goodwill of $115.0 million. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three months ended March 31, 2020 or the year ended December 31, 2019.

The gross carrying amount of the core deposit intangibles and the associated accumulated amortization at March 31, 2020 and December 31, 2019, are presented as follows:

	March 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$(40,399)	$8,435	$48,834	$(40,103)	$8,731

The Company is amortizing the core deposit intangibles from acquisitions on a straight line basis over 7-10 years from the date of the respective acquisition, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $0.3 million and $0.3 million during the three months ended March 31, 2020 and 2019, respectively.

The following table shows the estimated future amortization expense for the core deposit intangibles as of March 31, 2020:

Years ending December 31,	Amount
For the nine months ending December 31, 2020	$887
For the year ending December 31, 2021	1,183
For the year ending December 31, 2022	1,127
For the year ending December 31, 2023	1,048
For the year ending December 31, 2024	1,048

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to government sponsored enterprises including FHLMC, FNMA, GNMA and FHLB. Mortgage loans serviced for others were $301.8 million and $376.0 million at March 31, 2020 and 2019, respectively, and are included in other assets in the consolidated statements of financial condition.

Below are the changes in the MSRs for the periods presented:

	For the three months ended March 31,
	2020	2019
Beginning balance	$2,630	$3,556
Originations	142	13
Impairment	(509)	(54)
Amortization	(210)	(153)
Ending balance	$2,053	$3,362
Fair value of mortgage servicing rights	$2,053	$3,564

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 16.9% to 21.4% for the March 31, 2020 valuation. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 13.4% to 19.8% for the March 31, 2019 valuation. Included in mortgage banking income in the consolidated statements of operations were service fees of $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

MSRs are evaluated, and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying MSRs based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the MSRs in proportion to and over the period of the estimated net servicing income of the underlying loans.

The following table shows the estimated future amortization expense for the MSRs as of March 31, 2020:

Years ending December 31,	Amount
For the nine months ending December 31, 2020	$359
For the year ending December 31, 2021	395
For the year ending December 31, 2022	303
For the year ending December 31, 2023	232
For the year ending December 31, 2024	178

Note 8 Borrowings

The Company enters into repurchase agreements to facilitate the needs of its clients. As of March 31, 2020 and December 31, 2019, the Company sold securities under agreements to repurchase totaling $23.7 million and $56.9 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $38.2 million and $65.6 million as of March 31, 2020 and December 31, 2019, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of March 31, 2020 and December 31, 2019, the Company had $13.8 million and $7.0 million, respectively, of excess collateral pledged for repurchase agreements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.0 billion at March 31, 2020. At March 31, 2020 and December 31, 2019, the Bank had $326.5 million and $192.7 million in line of credit advances from the FHLB, respectively, that mature within a day. At March 31, 2020 and December 31, 2019, the Bank had one term advance from the FHLB totaling $15.0 million with a fixed interest rate of 2.33% and a maturity date in October 2020. The Bank had investment securities and loans pledged as collateral for FHLB advances. Investment securities pledged were $16.5 million and $17.6 million at March 31, 2020 and December 31, 2019, respectively. Loans pledged were $1.5 billion at both March 31, 2020 and December 31, 2019. Interest expense related to FHLB advances and other short-term borrowing totaled $0.9 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.

Note 9 Regulatory Capital

As a bank holding company, the Company is subject to regulatory capital adequacy requirements implemented by the Federal Reserve. The federal banking agencies have risk based capital adequacy regulations intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations. Under these regulations, assets are assigned to one of several risk categories, and nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by a risk adjustment percentage for the category.

Under the Basel III requirements, at March 31, 2020 and December 31, 2019, the Company and the Bank met all capital requirements including the capital conservation buffer of 2.5%, which was fully phased in on January 1, 2019. The Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	March 31, 2020
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.1%	$633,216	N/A	N/A	4.0%	$229,316
NBH Bank	9.5%	547,337	5.0%	$286,928	4.0%	229,542
Common equity tier 1 risk based capital:
Consolidated	12.9%	$633,216	N/A	N/A	7.0%	$344,510
NBH Bank	11.1%	547,337	6.5%	$319,675	7.0%	344,266
Tier 1 risk based capital ratio:
Consolidated	12.9%	$633,216	N/A	N/A	8.5%	$418,333
NBH Bank	11.1%	547,337	8.0%	$393,447	8.5%	418,037
Total risk based capital ratio:
Consolidated	13.8%	$679,976	N/A	N/A	10.5%	$516,765
NBH Bank	12.1%	594,097	10.0%	$491,808	10.5%	516,399

	December 31, 2019
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.0%	$640,440	N/A	N/A	4.0%	$231,950
NBH Bank	9.1%	528,028	5.0%	$289,926	4.0%	231,940
Common equity tier 1 risk based capital:
Consolidated	13.2%	$640,440	N/A	N/A	7.0%	$405,912
NBH Bank	10.9%	528,028	6.5%	$376,903	7.0%	405,896
Tier 1 risk based capital ratio:
Consolidated	13.2%	$640,440	N/A	N/A	8.5%	$412,620
NBH Bank	10.9%	528,028	8.0%	$387,701	8.5%	411,932
Total risk based capital ratio:
Consolidated	14.1%	$682,645	N/A	N/A	10.5%	$509,707
NBH Bank	11.8%	570,233	10.0%	$484,626	10.5%	508,857

(1)	As of the fully phased-in date of January 1, 2019, including the capital conservation buffer.

f

Note 10 Revenue from Contracts with Clients

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
	2020	2019
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$4,665	$4,843
Bank card fees	3,513	3,428
Non-interest income (in-scope of Topic 606)	8,178	8,271
Non-interest income (out-of-scope of Topic 606)	15,354	8,780
Total non-interest income	$23,532	$17,051
Non-interest expense
In-scope of Topic 606:
(Loss) gain on OREO sales, net	(39)	368
Total revenue in-scope of Topic 606	$8,139	$8,639

Contract Acquisition Costs

In accordance with Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a client if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a client that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs.

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

The following table summarizes stock option activity for the three months ended March 31, 2020:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2019	657,114	$26.69	6.41	$5,626
Granted	—	—
Exercised	(2,479)	20.18
Forfeited	(2,326)	32.01
Outstanding at March 31, 2020	652,309	$26.69	6.17	$1,438
Options exercisable at March 31, 2020	402,235	22.31	4.76	1,438
Options vested and expected to vest	633,925	26.48	6.10	1,438

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $208 thousand and $47 thousand for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was $0.6 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.8 years.

Restricted stock awards

The Company issues time-based restricted stock awards that vest over a range of a 1-3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

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

The following table summarizes restricted stock and performance stock unit activity during the three months ended March 31, 2020:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2019	122,198	$34.19	158,874	$31.19
Granted	—	—	—	—
Adjustment due to performance	—	—	17,852	33.22
Vested	—	—	(53,540)	33.22
Forfeited	(1,575)	34.07	(328)	30.38
Unvested at March 31, 2020	120,623	$34.19	122,858	$30.61

As of March 31, 2020, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $1.4 million and $2.2 million, respectively, and is expected to be recognized over a weighted average period of approximately 1.8 years and 1.5 years, respectively. Expense related to non-vested restricted stock awards totaled $0.5 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. Expense related to non-vested performance stock units totaled $0.5 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 317,198 was available for issuance.

Under the ESPP, employees purchased 8,890 shares and 6,201 shares during the three months ended March 31, 2020 and 2019, respectively.

Note 12 Common Stock

The Company had 30,483,361 and 31,176,627 shares of Class A common stock outstanding at March 31, 2020 and December 31, 2019, respectively. Additionally, the Company had 120,623 and 122,198 shares outstanding at March 31, 2020 and December 31, 2019, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On February 26, 2020, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. During the first quarter of 2020, the Company repurchased 734,117 shares for $19.5 million. Of those repurchases, $12.6 million were part of the previous authorization from August 2016. That authorization has been completed. The remaining authorization under the new program as of March 31, 2020 was $43.1 million.

Note 13 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 30,483,361 and 30,958,581 shares of Class A common stock outstanding as of March 31, 2020 and 2019, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 2020 and 2019.

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31, 2020	March 31, 2019
Net income	$15,824	$18,922
Less: income allocated to participating securities	(24)	(18)
Income allocated to common shareholders	$15,800	$18,904
Weighted average shares outstanding for basic earnings per common share	31,157,476	30,961,187
Dilutive effect of equity awards	203,820	536,351
Weighted average shares outstanding for diluted earnings per common share	31,361,296	31,497,538
Basic earnings per share	$0.51	$0.61
Diluted earnings per share	0.50	0.60

The Company had 652,309 and 1,110,984 outstanding stock options to purchase common stock at weighted average exercise prices of $26.69 and $22.28 per share at March 31, 2020 and 2019, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 243,481 and 207,372 unvested restricted shares and units issued as of March 31, 2020 and 2019, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of March 31, 2020 and December 31, 2019.

Information about the valuation methods used to measure fair value is provided in note 16.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	location	2020	2019	Location	2020	2019
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	$1,171	Other liabilities	$46,573	$13,537
Total derivatives designated as hedging instruments		$—	$1,171		$46,573	$13,537

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$21,853	$9,004	Other liabilities	$21,894	$9,021
Interest rate lock commitments	Other assets	6,737	1,499	Other liabilities	166	141
Forward contracts	Other assets	45	16	Other liabilities	6,035	299
Total derivatives not designated as hedging instruments		$28,635	$10,519		$28,095	$9,461

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2020, the Company had interest rate swaps with a notional amount of $410.3 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2019, the Company had interest rate swaps with a notional amount of $403.7 million that were designated as fair value hedges. These interest rate swaps were associated with $413.4 million and $405.9 million of the Company’s fixed-rate loans as of March 31, 2020 and December 31, 2019, respectively, before a gain of $47.6 million and $13.9 million from the fair value hedge adjustment in the carrying amount, included in loans receivable on the statements of financial condition as of March 31, 2020 and December 31, 2019, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2020, the Company had matched interest rate swap transactions with an aggregate notional amount of $517.0 million related to this program. As of December 31, 2019, the Company had matched interest rate swap transactions with an aggregate notional amount of $478.9 million related to this program.

As part of its mortgage banking activities, the Company enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the clients have locked into that interest rate. The Company then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs ("best efforts") or commits to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Fair value changes of certain loans under interest rate lock commitments are hedged with forward sales contracts of MBS. Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in non-interest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying assets. The fair value of the underlying assets is impacted by current interest rates, remaining origination fees, costs of production to be incurred and the probability that the interest rate lock commitments will close or will be funded.

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

The Company had interest rate lock commitments with a notional value of $325.4 million and forward contracts with a notional value of $287.5 million at March 31, 2020. At December 31, 2019, the Company had interest rate lock commitments with a notional value of $99.8 million and forward contracts with a notional value of $181.5 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended March 31,
hedging relationships	derivatives	2020	2019
Interest rate products	Interest and fees on loans	$(34,770)	$10,136
Total		$(34,770)	$10,136

	Location of gain (loss)	Amount of gain (loss) recognized in income on hedged items
	recognized in income on	For the three months ended March 31,
Hedged items	hedged items	2020	2019
Interest rate products	Interest and fees on loans	$33,778	$(10,515)
Total		$33,778	$(10,515)

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended March 31,
as hedging instruments	derivatives	2020	2019
Interest rate products	Other non-interest expense	$(23)	$273
Interest rate lock commitments	Mortgage banking income	7,503	1,152
Forward contracts	Mortgage banking income	(5,707)	(800)
Total		$1,773	$625

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

As of March 31, 2020, the termination value of derivatives in a net liability position related to these agreements was $70.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and as of March 31, 2020, the Company had posted $77.4 million in eligible collateral. If the Company had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Commitments to fund loans	$305,931	$249,914
Unfunded commitments under lines of credit	510,529	600,407
Commercial and standby letters of credit	10,478	11,929
Total unfunded commitments	$826,938	$862,250

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. The Company recorded a repurchase reserve of $2.8 million and $2.6 million at March 31, 2020 and December 31, 2019, respectively, which is included in other liabilities on the consolidated statements of financial condition.

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the three months ended March 31, 2020 and 2019, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At March 31, 2020 and December 31, 2019, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 85.9% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$88,549	$—	$88,549
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	539,875	—	539,875
Municipal securities	—	388	—	388
Loans held for sale	—	127,439	—	127,439
Interest rate swap derivatives	—	21,853	—	21,853
Mortgage banking derivatives	—	—	6,782	6,782
Total assets at fair value	$—	$778,104	$6,782	$784,886
Liabilities:
Interest rate swap derivatives	$—	$68,467	$—	$68,467
Mortgage banking derivatives	—	—	6,201	6,201
Total liabilities at fair value	$—	$68,467	$6,201	$74,668

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$95,256	$—	$95,256
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	542,037	—	542,037
Municipal securities	—	372	—	372
Loans held for sale	—	117,444	—	117,444
Interest rate swap derivatives	—	10,175	—	10,175
Mortgage banking derivatives	—	—	1,515	1,515
Total assets at fair value	$—	$765,284	$1,515	$766,799
Liabilities:
Interest rate swap derivatives	$—	$22,558	$—	$22,558
Mortgage banking derivatives	—	—	440	440
Total liabilities at fair value	$—	$22,558	$440	$22,998

The table below details the changes in level 3 financial instruments during the three months ended March 31, 2020:

Mortgage banking
derivatives, net
Balance at December 31, 2019	$1,075
Gain included in earnings, net	1,796
Fees and costs included in earnings, net	(2,290)
Balance at March 31, 2020	$581

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 3% - 26% with a weighted average discount rate of 19.1%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At March 31, 2020, the Company recorded a specific reserve of $1.3 million related to seven loans with a carrying balance of $5.2 million. At March 31, 2019, the Company recorded a specific reserve of $1.5 million related to six loans with a carrying balance of $5.6 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 10%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $596 thousand of OREO impairments in its consolidated statements of operations during the three months ended March 31, 2019. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.5% with a weighted average rate of 9.58% at March 31, 2020 and prepayment speed assumption ranges of 16.9% to 21.4% with a weighted average rate of 19.0% at March 31, 2020 as inputs. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance included in mortgage banking income on the consolidated statements of operations. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding the assets recorded at fair value on a non-recurring basis during the three months ended March 31, 2020 and 2019:

	March 31, 2020
	Total	Losses from fair value changes
Individually evaluated loans	$35,935	$497
Mortgage servicing rights	2,053	509
Total	$37,988	$1,006

	March 31, 2019
	Total	Losses from fair value changes
Individually evaluated loans	$32,743	$245
Other real estate owned	9,394	596
Mortgage servicing rights	3,362	54
Total	$45,499	$895

The Company did not record any liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2020 and 2019.

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

The fair value of financial instruments at March 31, 2020 and December 31, 2019, including methods and assumptions utilized for determining fair value of financial instruments, are set forth below:

	Level in fair value	March 31, 2020		December 31, 2019
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$133,926	$133,926	$110,190	$110,190
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	88,549	88,549	95,256	95,256
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	539,875	539,875	542,037	542,037
Municipal securities available-for-sale	Level 2	388	388	372	372
Municipal securities available-for-sale	Level 3	115	115	115	115
Other available-for-sale securities	Level 3	469	469	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	144,218	148,283	127,560	128,770
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	48,684	49,314	55,324	54,971
Non-marketable securities	Level 2	29,948	29,948	29,751	29,751
Loans receivable	Level 3	4,505,735	4,719,261	4,415,406	4,481,209
Loans held for sale	Level 2	127,439	127,439	117,444	117,444
Accrued interest receivable	Level 2	22,028	22,028	19,157	19,157
Interest rate swap derivatives	Level 2	21,853	21,853	10,175	10,175
Mortgage banking derivatives	Level 3	6,782	6,782	1,515	1,515
LIABILITIES
Deposit transaction accounts	Level 2	3,690,875	3,690,875	3,678,979	3,678,979
Time deposits	Level 2	1,050,981	1,059,344	1,058,153	1,058,354
Securities sold under agreements to repurchase	Level 2	23,703	23,703	56,935	56,935
Federal Home Loan Bank advances	Level 2	341,506	341,650	207,675	207,890
Accrued interest payable	Level 2	9,562	9,562	9,328	9,328
Interest rate swap derivatives	Level 2	68,467	68,467	22,558	22,558
Mortgage banking derivatives	Level 3	6,201	6,201	440	440

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2020, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2019, 2018 and 2017. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A “Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We also believe that our established presence in our core markets of Colorado, the greater Kansas City region, New Mexico, Texas and Utah that are outperforming national averages positions us well for growth opportunities. As of March 31, 2020, we had $6.0 billion in assets, $4.5 billion in loans, $4.7 billion in deposits and $0.8 billion in equity.

Recent Events

The COVID-19 pandemic has caused substantial disruption to the communities we serve and has changed the way we live and work. We remain committed to ensuring our associates, clients, and communities are receiving the support they need during these challenging times. All of our banking centers remain operational through our drive-thru services and on an appointment-only basis in the lobbies. We have leveraged our digital banking platform with our clients, and we have implemented company-wide remote working arrangements. Our teams are working diligently to support our clients who are experiencing financial hardship due to COVID-19 through participation in the Small Business Administration’s (“SBA”) Paycheck Protection Program, assistance with expedited deposits of CARES Act stimulus payments, and loan modifications, as needed.

The length of the pandemic and the efficacy of the extraordinary government-mandated measures that have been put into place to address it are unknown, but have already had, and are likely to continue to have, a significantly negative impact to the U.S. labor market, consumer spending and business operations. Several actions have been taken by governmental authorities to address the economic impact of the pandemic, including the Federal Reserve reducing the federal funds rate 1.5 percentage points to 0.00 to 0.25 percent as well as taking additional actions, such as providing up to $2.3 trillion in loans to support the economy, and the passage of the CARES Act by Congress, which provides over $2 trillion in economic assistance for American workers, families and small businesses.

Operating Highlights and Key Challenges

   Profitability and returns

●

Net income was $15.8 million, or $0.50 per diluted share, for the first quarter of 2020 compared to net income of $18.9 million, or $0.60 per diluted share, for the first quarter of 2019. The first quarter of 2020 included a $6.2 million loan loss provision from the CECL model, driven by deteriorating economic conditions caused by the impact of COVID-19, compared to a loan loss provision of $1.5 million for the first quarter of 2019.

●	The return on average tangible assets was 1.12% for the first quarter of 2020, compared to 1.39% for the first quarter of 2019.
●	The return on average tangible common equity was 9.79% for the first quarter of 2020, compared to 13.15% for the first quarter of 2019.

   Strategic execution

●	Moved quickly and pro-actively to address the impacts of the COVID-19 pandemic as detailed in the “Recent Events” section above.
●	As of May 3, 2020, obtained SBA approval for $373.9 million of Paycheck Protection loans for 2,197 clients.
●	Repurchased 734,117 shares, or $19.5 million, of our Company’s stock during the first quarter of 2020.
●

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans, and all concentration levels remain well below our self-imposed limits.

●

We have carefully evaluated our entire loan portfolio and have no industry exposure exceeding 5% of total loans for industries highly impacted by COVID-19, such as restaurants, retailers, hospital/medical, multifamily, oil and gas, hotels and lodging. The Company has no direct exposure to other industries highly impacted, including aviation, cruise lines, energy services, auto manufacturing/dealer floor plans, hedge funds, gaming and casinos, convention centers, malls and taxi/ride share companies. Furthermore, we have no exposure to consumer credit card, indirect auto finance or car leasing.

●	Grew originated loans outstanding to $4.2 billion, an increase of $129.4 million, or 12.8% annualized, since December 31, 2019, led by commercial loan growth of $93.0 million, or 13.0% annualized.

   Loan portfolio

●	Total loans ended the quarter at $4.5 billion and increased $90.3 million, or 8.2% annualized, since December 31, 2019.
●	Total first quarter loan originations were $292.9 million, led by commercial loan originations of $163.6 million.

   Credit quality

●

Provision for loan losses totaled $6.2 million, net of a $0.2 million reduction in unfunded loan commitment reserves, during the three months ended March 31, 2020, compared to $1.5 million during the three months ended March 31, 2019. The provision expense increased $4.7 million, compared to the first quarter last year to support originated loan growth, net charge-offs and to provide coverage for the impact of deterioration in the macro-economic environment as a result of COVID-19.

●	Net charge-offs to average total loans for the three months ended March 31, 2020 totaled 0.03%, annualized, compared to 0.19% for the full year ended December 31, 2019.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual TDRs) improved to 0.47% of total loans, compared to 0.49% at December 31, 2019. Non-performing assets to total loans and OREO improved to 0.63% at March 31, 2020, compared to 0.66% at December 31, 2019.

●

Increased the allowance for credit loss balance by 30% from December 31, 2019 to March 31, 2020 due to the adoption of CECL on January 1, 2020 and the impact of deteriorating economic conditions driven by the COVID-19 pandemic. The allowance for credit losses totaled 1.13% of total loans compared to 0.87% at March 31, 2019 and included a CECL adoption day 1 increase of $5.8 million.

   Client deposit funded balance sheet

●	Average non-interest bearing demand deposits increased $29.1 million, or 2.6%, compared to the first quarter of 2019.
●	Total deposits averaged $4.7 billion during the first quarter of 2020, increasing $94.4 million, compared to the first quarter of 2019.
●	Time deposits averaged $1.1 billion during the first quarter of 2020, decreasing $21.9 million, or 2.0%, from the first quarter of 2019.
●	The mix of transaction deposits to total deposits was 77.8% at March 31, 2020, compared to 77.1% at March 31, 2019.
●	Cost of deposits totaled 0.63%, decreasing one basis point from December 31, 2019, and the cost of funds totaled 0.88%, decreasing seven basis points from December 31, 2019.

   Revenues

●

Fully taxable equivalent (“FTE”) net interest income totaled $51.6 million and decreased $0.8 million, or 1.5%, compared to the first quarter of 2019. The yield on earning assets decreased 19 basis points, primarily due to five Federal Reserve rate cuts between the periods. The cost of funds remained consistent at 0.88%.

●

The FTE net interest margin narrowed 18 basis points to 3.87% from the first quarter of 2019. The yield on earning assets decreased 19 basis points, led by a 41 basis point decrease in the originated loan portfolio yields due to fed funds rate cuts.

●

Non-interest income totaled $23.5 million during the three months ended March 31, 2020, increasing $6.5 million from the three months ended March 31, 2019, primarily driven by an increase of $6.7 million in mortgage banking income.

   Expenses

●

Non-interest expense totaled $48.7 million during the three months ended March 31, 2020, representing an increase of $4.3 million from the three months ended March 31, 2019. Salaries and benefits increased $5.3 million due to higher mortgage banking commissions. Other non-interest expense decreased $0.8 million largely due to a decrease in FDIC deposit insurance fees as a result of FDIC assessment credits received during the first quarter of 2020.

●

Income tax expense totaled $3.2 million during the three months ended March 31, 2020, compared to $3.4 million during the three months ended March 31, 2019. The effective tax rate for the first quarter was 16.9%, compared to an adjusted rate of 18.7% during the full year 2019. The prior year’s effective tax rate was adjusted for $2.2 million of stock compensation activity. The lower rate compared to the statutory rate reflects the continued success of our tax strategies and tax exempt income.

   Strong capital position

●

Capital ratios are strong as our capital position remains in excess of federal bank regulatory thresholds. As of March 31, 2020, our consolidated tier 1 leverage ratio was 11.05% and our common equity tier 1 and consolidated tier 1 risk based capital ratios were both 12.87%.

●	The Bank maintains ample liquidity with access to $1 billion in readily available funds.
●

At March 31, 2020, common book value per share was $25.04. The tangible common book value per share increased $0.38 to $21.27 at March 31, 2020 as the quarter’s earnings and positive fair market value adjustments in the available-for-sale securities portfolio outpaced the quarter’s share repurchases, dividend and CECL cumulative effect adjustment.

Key Challenges

There are a number of significant challenges confronting us and our industry. We face continual challenges implementing our business strategy, including growing the assets, particularly loans, and deposits of our business amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive environment. Prevailing interest rates began decreasing in mid-2019 and have continued to decrease as a result of five Federal Reserve rate cuts from August 2019 through March 2020.

General economic conditions have been declining as a result of the COVID-19 pandemic. While we are acting quickly and prudently to minimize any disruptions to our business, our clients and communities are facing significant changes and disruption. The markets in which we do business have been subject to shelter-in-place orders, which have forced non-essential business to close temporarily. Our banking centers remain open by appointment-only and through drive-thru services. We have enhanced our digital banking platform and implemented company-wide remote working arrangements. Our teams are working diligently to support our clients experiencing financial hardship due to COVID-19 through participation in the SBA’s Paycheck Participation Program, assistance with expedited deposits of CARES Act stimulus payments and loan modifications as needed. Elevated levels of unemployment and the temporary closure of businesses has affected some of our clients and increases the risk of loss within our loan portfolio.

Our markets have historically outperformed the national averages on many key indicators; however, the economic impact from the COVID-19 pandemic will continue to cause economic strain nationally and across all of our markets. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

As of March 31, 2020, the Company had low exposure to industries highly impacted by the COVID-19 pandemic. Within the commercial loan segment, restaurants were 5.0%, retailers 2.7%, hospital/medical 4.5% and oil and gas 0.7% of total loans. Within the commercial real estate non-owner occupied loan segment, hotel and lodging was 4.0%, multifamily 1.5% and retail 1.2% of total loans. The Company had no direct exposure to other industries and loan types more highly impacted by the pandemic including aviation, cruise lines, energy services, auto manufacturing/dealer floor plans, hedge funds, gaming and casinos, convention centers, credit cards, malls and taxi/ride share businesses. Furthermore, the Company had no consumer credit card, indirect auto or car leasing exposure.

The agriculture industry is in the sixth year of depressed commodity prices and is also being impacted by the COVID-19 pandemic. Our food and agribusiness portfolio is only 5.4% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.2% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our loans outstanding portfolio at March 31, 2020 totaled $4.5 billion, representing an increase of $90.3 million, or 2.0%, compared to December 31, 2019. During the three months ended March 31, 2020, our weighted average rate on new loans funded at the time of origination was 3.78% (FTE), compared to the first quarter 2020 weighted average yield of our originated loan portfolio of 4.47% (FTE). Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans as well as Federal Reserve interest rate policy decisions.

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

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Key Ratios(1)
Return on average assets	1.09%	1.31%	1.34%
Return on average tangible assets(2)	1.12%	1.35%	1.39%
Return on average equity	8.22%	10.13%	10.84%
Return on average tangible common equity(2)	9.79%	12.07%	13.15%
Loan to deposit ratio (end of period)	95.02%	93.21%	90.08%
Non-interest bearing deposits to total deposits (end of period)	24.26%	25.01%	24.87%
Net interest margin(4)	3.78%	3.68%	3.95%
Net interest margin FTE(2)(4)(9)	3.87%	3.77%	4.05%
Interest rate spread FTE(2)(5)(9)	3.62%	3.49%	3.81%
Yield on earning assets(3)	4.40%	4.35%	4.59%
Yield on earning assets FTE(2)(3)(9)	4.50%	4.44%	4.69%
Cost of interest bearing liabilities(3)	0.88%	0.95%	0.88%
Cost of deposits	0.63%	0.64%	0.58%
Non-interest income to total revenue FTE(2)	31.31%	28.19%	24.55%
Non-interest expense to average assets	3.34%	3.09%	3.15%
Efficiency ratio(2)	65.48%	64.82%	64.64%
Efficiency ratio FTE(2)(9)	64.37%	63.66%	63.50%

Total Loans Asset Quality Data(6)(7)(8)
Non-performing loans to total loans	0.47%	0.49%	0.62%
Non-performing assets to total loans and OREO	0.63%	0.66%	0.84%
Allowance for credit losses to total loans	1.13%	0.88%	0.87%
Allowance for credit losses to non-performing loans	238.93%	179.62%	140.84%
Net charge-offs to average loans	0.03%	0.07%	0.02%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities are excluded from interest-earning assets.
(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(6)	Non-performing loans consist of non-accruing loans and restructured loans on non-accrual.
(7)	Non-performing assets include non-performing loans and OREO.
(8)	Total loans are net of unearned discounts and fees.
(9)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,268, $1,290 and $1,227 the three months ended March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity,” “tangible common equity to tangible assets,” and “fully taxable equivalent” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenses or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	March 31,	December 31,	March 31,
	2020	2019	2019
Total shareholders’ equity	$763,454	$766,920	$715,002
Less: goodwill and core deposit intangible assets, net	(123,462)	(123,758)	(124,645)
Add: deferred tax liability related to goodwill	8,469	8,241	7,555
Tangible common equity (non-GAAP)	$648,461	$651,403	$597,912

Total assets	$6,028,330	$5,895,512	$5,802,666
Less: goodwill and core deposit intangible assets, net	(123,462)	(123,758)	(124,645)
Add: deferred tax liability related to goodwill	8,469	8,241	7,555
Tangible assets (non-GAAP)	$5,913,337	$5,779,995	$5,685,576

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	12.66%	13.01%	12.32%
Less: impact of goodwill and core deposit intangible assets, net	(1.69)%	(1.74)%	(1.80)%
Tangible common equity to tangible assets (non-GAAP)	10.97%	11.27%	10.52%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$648,461	$651,403	$597,912
Divided by: ending shares outstanding	30,483,361	31,176,627	30,958,581
Tangible common book value per share (non-GAAP)	$21.27	$20.89	$19.31

Tangible common book value per share, excluding accumulated other comprehensive (income) loss calculations:
Tangible common equity (non-GAAP)	$648,461	$651,403	$597,912
Accumulated other comprehensive (income) loss, net of tax	(12,367)	(2,062)	6,140
Tangible common book value, excluding accumulated other comprehensive (income) loss, net of tax (non-GAAP)	636,094	649,341	604,052
Divided by: ending shares outstanding	30,483,361	31,176,627	30,958,581
Tangible common book value per share, excluding accumulated other comprehensive (income) loss, net of tax (non-GAAP)	$20.87	$20.83	$19.51

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Net income	$15,824	$19,519	$18,922
Add: impact of core deposit intangible amortization expense, after tax	225	225	225
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$16,049	$19,744	$19,147

Average assets	$5,862,851	$5,924,459	$5,711,020
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(115,156)	(115,665)	(117,235)
Average tangible assets (non-GAAP)	$5,747,695	$5,808,794	$5,593,785

Average shareholders' equity	$774,380	$764,694	$707,832
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(115,156)	(115,665)	(117,235)
Average tangible common equity (non-GAAP)	$659,224	$649,029	$590,597

Return on average assets	1.09%	1.31%	1.34%
Return on average tangible assets (non-GAAP)	1.12%	1.35%	1.39%
Return on average equity	8.22%	10.13%	10.84%
Return on average tangible common equity (non-GAAP)	9.79%	12.07%	13.15%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Interest income	$58,668	$59,616	$59,420
Add: impact of taxable equivalent adjustment	1,268	1,290	1,227
Interest income FTE (non-GAAP)	$59,936	$60,906	$60,647

Net interest income	$50,347	$50,388	$51,166
Add: impact of taxable equivalent adjustment	1,268	1,290	1,227
Net interest income FTE (non-GAAP)	$51,615	$51,678	$52,393

Average earning assets	$5,358,404	$5,438,041	$5,247,265
Yield on earning assets	4.40%	4.35%	4.59%
Yield on earning assets FTE (non-GAAP)	4.50%	4.44%	4.69%
Net interest margin	3.78%	3.68%	3.95%
Net interest margin FTE (non-GAAP)	3.87%	3.77%	4.05%

Efficiency Ratio

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Net interest income	$50,347	$50,388	$51,166
Add: impact of taxable equivalent adjustment	1,268	1,290	1,227
Net interest income, FTE (non-GAAP)	$51,615	$51,678	$52,393

Non-interest income	$23,532	$20,282	$17,051

Non-interest expense	$48,671	$46,107	$44,394
Less: core deposit intangible asset amortization	(296)	(296)	(296)
Non-interest expense, adjusted for core deposit intangible asset amortization	$48,375	$45,811	$44,098

Efficiency ratio	65.48%	64.82%	64.64%
Efficiency ratio FTE (non-GAAP)	64.37%	63.66%	63.50%

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the determination of the ACL. See additional discussion of our ACL policy in note 1 – Basis of Presentation.

Future Accounting Pronouncements

The Company is still evaluating the impact from ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Company has reviewed ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes and does not expect the adoption of that pronouncement to have a material impact on its financial statements.

Financial Condition

Total assets increased to $6.0 billion at March 31, 2020 from $5.9 billion at December 31, 2019, primarily driven by increases in total loans of $90.3 million, or 2.0%, cash and cash equivalents of $23.7 million, or 21.5%, and other assets of $20.2 million, or 10.4%. The allowance for credit losses increased 30.4% to $51.0 million at March 31, 2020 from $39.1 million at December 31, 2019, and included a CECL adoption day 1 increase of $5.8 million, partially offsetting the increase in total assets.

During the first quarter of 2020, lower cost demand, savings, and money market deposits ("transaction deposits") increased $11.9 million, or 1.3% annualized, compared to December 31, 2019, as we continued to develop full banking relationships with our clients. The increase in transaction deposits provided low-cost funding utilized to fund loan growth.

Investment securities

Available-for-sale

Total investment securities available-for-sale decreased 1.4% due to paydowns and maturities totaling $48.8 million and $48.3 million during the three months ended March 31, 2020 and 2019, respectively. Purchases of available-for-sale securities during the three months ended March 31, 2020 and 2019 totaled $26.5 million and $0.0 million, respectively.

Our available-for-sale investment securities portfolio is summarized as follows as of the dates indicated:

	March 31, 2020				December 31, 2019
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$85,972	$88,549	14.0%	2.34%	$93,770	$95,256	14.9%	2.59%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	528,397	539,875	85.8%	1.82%	543,275	542,037	84.9%	2.13%
Municipal securities	495	503	0.1%	3.60%	495	487	0.1%	3.60%
Other securities	469	469	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$615,333	$629,396	100.0%	1.89%	$638,009	$638,249	100.0%	2.20%

As of March 31, 2020 and December 31, 2019, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 2.2 years and 2.9 years at March 31, 2020 and December 31, 2019, respectively. This estimate is based on assumptions and actual results may differ. At March 31, 2020 and December 31, 2019, the duration of the total available-for-sale investment portfolio was 2.1 years and 2.7 years, respectively.

At March 31, 2020 and December 31, 2019, adjustable rate securities comprised 2.7% and 2.8%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.42% per annum and 2.40% per annum at March 31, 2020 and December 31, 2019, respectively.

The available-for-sale investment portfolio included $14.2 million and $5.3 million of unrealized gains and $0.1 million and $5.1 million of unrealized losses at March 31, 2020 and December 31, 2019, respectively. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk. No allowance for credit loss was recorded as of March 31, 2020. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost.

 Held-to-maturity

At March 31, 2020, held-to-maturity investment securities increased 5.5% due to purchases totaling $25.8 million, partially offset by paydowns and maturities totaling $15.4 million during the three months ended March 31, 2020. Paydowns and maturities totaled $13.2 million during the three months ended March 31, 2019.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2020				December 31, 2019
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$144,218	$148,283	74.8%	2.80%	$127,560	$128,770	69.7%	3.19%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	48,684	49,314	25.2%	1.40%	55,324	54,971	30.3%	1.90%
Total investment securities held-to-maturity	$192,902	$197,597	100.0%	2.45%	$182,884	$183,741	100.0%	2.80%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $4.7 million and $1.3 million of unrealized gains and $0.0 million and $0.5 million of unrealized losses at March 31, 2020 and December 31, 2019, respectively.

The Company does not measure expected credit losses on a financial asset, or group of financial assets, in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Management evaluated held-to-maturity securities noting they are backed by loans guaranteed by either U.S. government agencies or U.S. government sponsored entities, and management believes that default is highly unlikely given this governmental backing and long history without credit losses. Additionally, management notes that yields on which the portfolio generally trades are based upon market views of prepayment and liquidity risk and not credit risk. The Company has no intention to sell securities and believes it will not be required to sell the securities before the recovery of their amortized cost.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of March 31, 2020 and December 31, 2019 was 2.0 years and 2.4 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 1.9 years and 2.3 years as of March 31, 2020 and December 31, 2019, respectively.

Loans overview

At March 31, 2020, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date.

The table below shows the loan portfolio composition at the respective dates:

			March 31, 2020 vs.
			December 31, 2019
	March 31, 2020	December 31, 2019	% Change
Originated:
Commercial:
Commercial and industrial	$1,409,040	$1,380,248	2.1%
Municipal and non-profit	876,178	833,707	5.1%
Owner-occupied commercial real estate	446,145	414,477	7.6%
Food and agribusiness	235,389	245,320	(4.0)%
Total commercial	2,966,752	2,873,752	3.2%
Commercial real estate non-owner occupied	536,637	505,479	6.2%
Residential real estate	656,924	651,656	0.8%
Consumer	20,960	21,030	(0.3)%
Total originated	4,181,273	4,051,917	3.2%

Acquired:
Commercial:
Commercial and industrial	29,510	31,284	(5.7)%
Municipal and non-profit	906	3,819	(76.3)%
Owner-occupied commercial real estate	69,769	75,645	(7.8)%
Food and agribusiness	7,159	7,807	(8.3)%
Total commercial	107,344	118,555	(9.5)%
Commercial real estate non-owner occupied	107,090	125,426	(14.6)%
Residential real estate	109,400	118,762	(7.9)%
Consumer	628	746	(15.8)%
Total acquired	324,462	363,489	(10.7)%
Total loans	$4,505,735	$4,415,406	2.0%

Our loan portfolio increased 2.0%, or 8.2% annualized, since December 31, 2019, driven by new loan originations. Originated commercial loans grew $93.0 million, or 13.0% annualized, from December 31, 2019. The strong originations were the result of continued market penetration benefiting from our focus on building client relationships.

Our commercial and industrial loan portfolio is comprised of diverse industry segments, and our ability to generate new relationships with small- to medium-sized businesses has driven strong loan growth within these segments. At March 31, 2020, these segments included finance and financial services, primarily lender finance loans, of $385.2 million, hospital/medical loans of $202.3 million, manufacturing-related loans of $143.1 million, and a variety of smaller subcategories of commercial and industrial loans. Food and agribusiness loans, which are well-diversified across food production, crop and livestock types, totaled $242.5 million and were 35.7% of the Company’s risk based capital. Crop and livestock loans represent 1.2% of total loans.

Non-owner occupied CRE loans were 94.7% of the Company’s risk based capital, or 14.3% of total loans, and no specific property type comprised more than 4.0% of total loans. The Company maintains very little exposure to retail properties, comprising 3.9% of total loans. Multi-family loans totaled $77.3 million, or 1.5% of total loans as of March 31, 2020.

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. In light of the strain placed on certain industries by the COVID-19 pandemic, the Company has carefully evaluated our entire loan portfolio. Within the commercial loan segment, certain higher impacted industries are noted as follows: restaurants comprised 5.0%, retailers 2.7%, hospital/medical 4.5% and oil and gas 0.7% of total loans. Within the commercial real estate non-owner occupied loan segment, hotel and lodging comprised 4.0%, multifamily 1.5% and retail 1.2% of total loans. The Company had no direct exposure to other industries more highly impacted by the pandemic including aviation, cruise lines, energy services, auto manufacturing/dealer floor plans, hedge funds, gaming and casinos, convention centers, credit cards, malls and taxi/ride share businesses. Furthermore, the Company had no consumer credit card, indirect auto or car leasing exposure.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $1.2 billion over the past twelve months, led by commercial and industrial loan originations of $458.1 million. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following tables represent new loan originations during 2020 and 2019:

	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	2020	2019	2019	2019	2019
Commercial:
Commercial and industrial	$118,999	$69,048	$144,554	$125,527	$138,106
Municipal and non-profit	13,968	20,348	(4,894)	18,217	15,213
Owner occupied commercial real estate	37,372	46,114	31,482	25,513	21,579
Food and agribusiness	(6,787)	46,965	16,149	41,380	26,405
Total commercial	163,552	182,475	187,291	210,637	201,303
Commercial real estate non-owner occupied	80,792	41,256	79,929	36,632	69,125
Residential real estate	46,273	43,493	49,022	40,012	38,627
Consumer	2,320	2,315	2,986	3,264	1,958
Total	$292,937	$269,539	$319,228	$290,545	$311,013

Included in originations are net fundings under revolving lines of credit of $48,789, $1,756, $37,062, $48,955 and $105,235 as of the first quarter 2020, fourth quarter 2019, third quarter 2019, second quarter 2019 and first quarter 2019, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	March 31, 2020
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$101,960	$1,073,023	$263,567	$1,438,550
Municipal and non-profit	61,125	133,300	682,659	877,084
Owner occupied commercial real estate	15,369	172,191	328,354	515,914
Food and agribusiness	57,972	158,049	26,527	242,548
Total commercial	236,426	1,536,563	1,301,107	3,074,096
Commercial real estate non-owner occupied	77,559	393,150	173,018	643,727
Residential real estate	30,169	46,325	689,830	766,324
Consumer	6,552	11,703	3,333	21,588
Total loans	$350,706	$1,987,741	$2,167,288	$4,505,735

	December 31, 2019
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$137,396	$1,013,753	$260,382	$1,411,531
Municipal and non-profit	26,009	126,634	684,883	837,526
Owner occupied commercial real estate	18,663	170,092	301,367	490,122
Food and agribusiness	57,159	168,827	27,142	253,128
Total commercial	239,227	1,479,306	1,273,774	2,992,307
Commercial real estate non-owner occupied	85,188	377,850	167,868	630,906
Residential real estate	27,251	49,818	693,348	770,417
Consumer	6,600	11,978	3,198	21,776
Total loans	$358,266	$1,918,952	$2,138,188	$4,415,406

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	March 31, 2020
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$298,990	4.91%	$1,037,601	3.85%	$1,336,591	4.09%
Municipal and non-profit(1)	787,183	3.58%	28,776	3.60%	815,959	3.58%
Owner occupied commercial real estate	266,400	4.98%	234,145	4.24%	500,545	4.74%
Food and agribusiness	55,214	5.13%	129,362	4.28%	184,576	4.53%
Total commercial	1,407,787	4.22%	1,429,884	3.95%	2,837,671	4.08%
Commercial real estate non-owner occupied	243,993	4.68%	322,175	3.93%	566,168	4.25%
Residential real estate	320,182	3.68%	415,972	4.48%	736,154	4.13%
Consumer	11,984	5.38%	3,052	4.87%	15,036	5.28%
Total loans with > 1 year maturity	$1,983,946	4.20%	$2,171,083	4.05%	$4,155,029	4.12%

	December 31, 2019
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$294,406	4.95%	$979,730	4.39%	$1,274,136	4.52%
Municipal and non-profit(1)	779,293	3.60%	32,224	3.60%	811,517	3.60%
Owner occupied commercial real estate	235,337	4.87%	236,122	4.79%	471,459	4.99%
Food and agribusiness	50,287	5.19%	145,682	4.61%	195,969	4.76%
Total commercial	1,359,323	4.22%	1,393,758	4.46%	2,753,081	4.34%
Commercial real estate non-owner occupied	243,201	4.75%	302,516	4.46%	545,717	4.59%
Residential real estate	326,210	3.66%	416,955	4.54%	743,165	4.15%
Consumer	12,156	5.52%	3,020	4.94%	15,176	5.40%
Total loans with > 1 year maturity	$1,940,890	4.20%	$2,116,249	4.48%	$4,057,139	4.34%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $410,294 and $403,700 that have been swapped to variables rates at current market pricing at March 31, 2020 and December 31, 2019, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $708,401 and $701,825 with a weighted average rate of 3.38% and 3.41% at March 31, 2020 and December 31, 2019, respectively.

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

In the event of borrower default, we may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying or restructuring a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such restructured loans are considered TDRs in accordance with ASC 310-40. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ALL and any subsequent declines in carrying value charged to impairments on OREO.

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans, TDRs on non-accrual and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three months ended March 31, 2020 and 2019 was $0.3 million and $0.3 million, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	March 31, 2020	December 31, 2019
Non-accrual loans:
Non-accrual loans, excluding restructured loans	$16,637	$16,894
Restructured loans on non-accrual	4,690	4,854
Non-performing loans	21,327	21,748
OREO	7,051	7,300
Total non-performing assets	$28,378	$29,048

Loans 30-89 days past due and still accruing interest	$10,693	$6,350
Loans 90 days or more past due and still accruing interest	1,364	1,662
Non-accrual loans	21,327	21,748
Total past due and non-accrual loans	$33,384	$29,760
Accruing restructured loans	$10,285	$11,359
Allowance for credit losses	50,956	39,064
Non-performing loans to total loans	0.47%	0.49%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.50%	0.53%
Total non-performing assets to total loans and OREO	0.63%	0.66%
ACL to non-performing loans	238.93%	179.62%

During the first quarter of 2020, total non-performing loans decreased $0.4 million, or 1.9%, from December 31, 2019. During the first quarter of 2020, accruing TDRs decreased $1.1 million due to paydowns.

Loans 30-89 days past due and still accruing interest increased $4.3 million from December 31, 2019 to March 31, 2020, and loans 90 days or more past due and still accruing interest decreased $0.3 million from December 31, 2019 to March 31, 2020, for a collective increase in total past due loans of $4.0 million.

Allowance for credit losses

The ACL represents the amount that we believe is necessary to absorb probable losses inherent in the loan portfolio at the balance sheet date and involves a high degree of judgment and complexity. On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments which replaced the incurred loss methodology for recognizing credit losses with a CECL model. The Company utilizes a DCF model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The DCF model allows for individual, life of loan, cash flow modeling using loan specific interest rates and scheduled repayment rates. The model incorporates national economic forecasts of certain macroeconomic factors which drive correlated PD and LGD rates. PD and LGD rates, along with prepayment rates and loss recovery time delays, are determined at a loan class level making use of both peer loss rate data and internal historical data. The ACL is calculated as the difference between the amortized cost basis and the projections from the DCF analysis and includes qualitative adjustments and reserves for individually evaluated loans. The DCF model allows for individual life of loan cash flow modeling using loan specific interest rates and scheduled repayment rates. The model incorporates forecasted national macro-economic data for unemployment, GDP, retail sales, and home price index, which drive correlated PD and LGD rates. PD and LGD rates along with prepayment rates and loss recovery time delays are determined at a loan class level making use of both peer loss rate data and internal historical data.

As mentioned above, we utilize national forecast projections to predict near-term national economic conditions, which in turn, drive the losses predicted in establishing our ACL. For periods beyond the near term, we revert to historical long-term average losses on a straight-line basis. The length of the forecast and reversion periods is based on management’s assessment of the length and pattern of the current economic cycle. Management accounts for the inherent uncertainty of the underlying economic forecast by reviewing and weighting alternate forecast scenarios. We continually monitor economic trends within relevant markets as a means to capture leading and lagging indicators, including national unemployment, national GDP, national retail sales and national home price index, that could be indicative of probable losses.

We measure expected credit losses for loans on a pooled basis when similar risk characteristics exist. We have identified four primary loan segments that are further stratified into 11 loan classes to provide more granularity in analyzing loss history and to allow for more definitive qualitative adjustments based upon specific risk factors affecting each loan class. Generally, the underlying risk of loss for each of these loan segments will follow certain norms/trends in various economic environments. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Following are the loan classes within each of the four primary loan segments:

Non-owner occupied
Commercial	commercial real estate	Residential real estate	Consumer
Commercial and industrial	Construction	Senior lien	Consumer
Owner occupied commercial real estate	Acquisition and development	Junior lien
Food and agribusiness	Multifamily
Municipal and non-profit	Non-owner occupied

Loans on non-accrual, in bankruptcy and TDRs with a balance greater than $250,000 are excluded from the pooled analysis and are evaluated individually. If management determines that foreclosure is probable, expected credit losses are evaluated based on the criteria listed below, adjusted for selling costs as appropriate. Typically, these loans consist of commercial, commercial real estate and agriculture loans and exclude homogeneous loans such as residential real estate and consumer loans. Specific allowances are determined by collectively analyzing:

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

The collective resulting ACL for loans is calculated as the sum of the general reserves, specific reserves on individually evaluated loans, and qualitative factor adjustments. While these amounts are calculated by individual loan or on a pool basis by segment and class, the entire ACL is available for any loan that, in our judgment, should be charged-off. The determination and application of the ACL accounting policy involves judgments, estimates, and uncertainties that are subject to change. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition, liquidity or results of operations.

During the three months ended March 31, 2020, the Company recorded provision for loan losses of $6.2 million, net of a $0.2 million reduction in unfunded loan commitment reserves. The provision was recorded to support originated loan growth, net charge-offs and to provide coverage for the impact of deterioration in the macro-economic environment as a result of COVID-19. Net charge-offs were $0.4 million, or 0.03%, annualized, and specific reserves on loans totaled $1.3 million at March 31, 2020. The increase of $11.9 million in the allowance for credit losses from December 31, 2019 includes a CECL Day 1 increase of $5.8 million and increased provision expense recorded during the first quarter due to declining economic conditions as a result of COVID-19.

During the three months ended March 31, 2019, provision for loan losses of $1.6 million was recorded to support originated loan growth. Net charge-offs were $0.2 million, or 0.02%, annualized, and specific reserves on individually evaluated loans totaled $1.5 million at March 31, 2019.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of March 31, 2020 and December 31, 2019, AIR from investment securities totaled $2.2 million and $2.0 million, respectively, and was included with other assets on the statements of financial condition. As of March 31, 2020 and December 31, 2019, AIR from loans totaled $19.8 million and $17.2 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $51.0 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at March 31, 2020. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to impacts of COVID-19 on the macro-economic forecast, used in determining the ACL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	March 31, 2020	December 31, 2019	March 31, 2019
	Total loans	Total loans	Total loans
Beginning allowance for loan losses	$39,064	$38,710	$35,692
Cumulative effect adjustment(1)	5,836	—	—
Charge-offs:
Commercial	(218)	(582)	(12)
Commercial real estate non-owner occupied	—	(115)	—
Residential real estate	(28)	—	(23)
Consumer	(251)	(240)	(233)
Total charge-offs	(497)	(937)	(268)
Recoveries	144	111	97
Net charge-offs	(353)	(826)	(171)
Provision for loan loss	6,409	1,180	1,534
Ending allowance for credit losses	$50,956	$39,064	$37,055
Ratio of annualized net charge-offs to average total loans during the period, respectively	0.03%	0.07%	0.02%
Ratio of ACL to total loans outstanding at period end, respectively	1.13%	0.88%	0.87%
Ratio of ACL to total non-performing loans at period end, respectively	238.93%	179.62%	140.84%
Total loans	$4,505,735	$4,415,406	$4,246,941
Average total loans outstanding during the period	4,412,320	4,401,803	4,128,087
Non-performing loans	21,327	21,748	26,310

(1)

Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments. Refer to note 1 – Basis of Presentation and note 5 – Allowance for Credit Losses of our consolidated financial statements for further details.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	March 31, 2020
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,074,096	68.2%	$30,557	60.0%
Commercial real estate non-owner occupied	643,727	14.3%	9,278	18.2%
Residential real estate	766,324	17.0%	10,696	21.0%
Consumer	21,588	0.5%	425	0.8%
Total	$4,505,735	100.0%	$50,956	100.0%

	December 31, 2019
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,992,307	67.8%	$30,442	77.9%
Commercial real estate non-owner occupied	630,906	14.3%	4,850	12.4%
Residential real estate	770,417	17.4%	3,468	8.9%
Consumer	21,776	0.5%	304	0.8%
Total	$4,415,406	100.0%	$39,064	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at March 31, 2020 and December 31, 2019:

					Increase (decrease)
	March 31, 2020		December 31, 2019		Amount	% Change
Non-interest bearing demand deposits	$1,150,437	24.3%	$1,184,945	25.0%	$(34,508)	(2.9)%
Interest bearing demand deposits	846,824	17.9%	738,496	15.6%	108,328	14.7%
Savings accounts	551,184	11.6%	542,531	11.5%	8,653	1.6%
Money market accounts	1,142,430	24.1%	1,213,007	25.6%	(70,577)	(5.8)%
Total transaction deposits	3,690,875	77.8%	3,678,979	77.7%	11,896	0.3%
Time deposits < $250,000	888,165	18.7%	894,459	18.9%	(6,294)	(0.7)%
Time deposits > $250,000	162,816	3.4%	163,694	3.4%	(878)	(0.5)%
Total time deposits	1,050,981	22.2%	1,058,153	22.3%	(7,172)	(0.7)%
Total deposits	$4,741,856	100.0%	$4,737,132	100.0%	$4,724	0.1%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $250,000 as of March 31, 2020:

March 31, 2020
Three months or less	$30,303
Over 3 months through 6 months	34,053
Over 6 months through 12 months	38,873
Thereafter	59,587
Total time deposits > $250,000	$162,816

At March 31, 2020 and December 31 2019, time deposits that were scheduled to mature within 12 months totaled $716.2 million and $726.9 million, respectively. Of the time deposits scheduled to mature within 12 months at March 31, 2020, $103.2 million were in denominations of $250,000 or more, and $613.0 million were in denominations less than $250,000.

Other borrowings

As of March 31, 2020 and December 31, 2019, the Bank sold securities under agreements to repurchase totaling $23.7 million and $56.9 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.0 billion at March 31, 2020. The bank utilizes its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At March 31, 2020 and December 31, 2019, the Bank had $326.5 million and $192.7 million in line of credit advances from the FHLB, respectively, that mature within a day. At March 31, 2020 and December 31, 2019, the Bank had one term advance totaling $15.0 million with a fixed interest rate of 2.33% and a maturity date in October 2020. The Bank pledged investment securities and loans as collateral for FHLB advances. Investment securities pledged were $16.5 million at March 31, 2020 and $17.6 million at December 31, 2019. Loans pledged were $1.5 billion at March 31, 2020 and $1.5 billion at December 31, 2019. Interest expense related to FHLB advances totaled $0.9 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.

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

Overview of results of operations

We recorded net income of $15.8 million, or $0.50 per diluted share, during the three months ended March 31, 2020, compared to net income of $18.9 million, or $0.60 per diluted share, during the three months ended March 31, 2019.

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

The table below presents the components of net interest income on a FTE basis for the three months ended March 31, 2020 and 2019. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

	For the three months ended March 31, 2020			For the three months ended March 31, 2019
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,043,168	$44,980	4.47%	$3,624,793	$43,573	4.88%
Acquired loans	343,608	8,879	10.39%	503,294	9,941	8.01%
Loans held for sale	102,935	936	3.66%	42,868	488	4.62%
Investment securities available-for-sale	626,921	3,395	2.17%	787,367	4,361	2.22%
Investment securities held-to-maturity	189,062	1,235	2.61%	229,401	1,651	2.88%
Other securities	29,753	414	5.57%	26,885	423	6.29%
Interest earning deposits and securities purchased under agreements to resell	22,957	97	1.70%	32,657	210	2.61%
Total interest earning assets FTE(2)	$5,358,404	$59,936	4.50%	$5,247,265	$60,647	4.69%
Cash and due from banks	$74,784			$77,954
Other assets	474,470			421,615
Allowance for credit losses	(44,807)			(35,814)
Total assets	$5,862,851			$5,711,020
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,497,129	$2,888	0.47%	$2,410,009	$3,008	0.51%
Time deposits	1,056,692	4,438	1.69%	1,078,554	3,607	1.36%
Securities sold under agreements to repurchase	44,898	97	0.87%	60,589	153	1.02%
Federal Home Loan Bank advances	219,353	898	1.65%	248,779	1,486	2.42%
Total interest bearing liabilities	$3,818,072	$8,321	0.88%	$3,797,931	$8,254	0.88%
Demand deposits	$1,137,273			$1,108,150
Other liabilities	133,126			97,107
Total liabilities	5,088,471			5,003,188
Shareholders' equity	774,380			707,832
Total liabilities and shareholders' equity	$5,862,851			$5,711,020
Net interest income FTE(2)		$51,615			$52,393
Interest rate spread FTE(2)			3.62%			3.81%
Net interest earning assets	$1,540,332			$1,449,334
Net interest margin FTE(2)			3.87%			4.05%
Average transaction deposits	$3,634,402			$3,518,159
Average total deposits	$4,691,094			$4,596,713
Ratio of average interest earning assets to average interest bearing liabilities	140.34%			138.16%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for the three months ended March 31, 2020 and 2019. The taxable equivalent adjustments included above are $1,268 and $1,227 for the three months ended March 31, 2020 and 2019, respectively.

(3)	Loan fees included in interest income totaled $1,823 and $1,325 for the three months ended March 31, 2020 and 2019, respectively.

Net interest income totaled $50.3 million and $51.2 million during the three months ended March 31, 2020 and 2019, respectively, and benefited from $1.2 million of accelerated accretion on acquired loans. The yield on earning assets decreased 19 basis points, led by a 41 basis point decrease in the originated portfolio yields due to fed funds rate cuts. The cost of funds of 0.88% remained consistent from the three months ended March 31, 2019.

Average loans comprised $4.4 billion, or 81.9%, of total average interest earning assets during the three months ended March 31, 2020, compared to $4.1 billion, or 78.7%, during the three months ended March 31, 2019. The increase in average loan balances was driven by a $418.4 million increase in originated loans.

Average investment securities comprised 15.2% and 19.4% of total interest earning assets during the three months ended March 31, 2020 and 2019, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest-earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations.

Average balances of interest bearing liabilities increased $20.1 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was driven by interest bearing demand, savings and money market deposits of $87.1 million, partially offset by decreases in FHLB advances of $29.4 million, time deposits of $21.9 million and securities sold under agreement to repurchase of $15.7 million. Additionally, the cost of deposits increased five basis points to 0.63% during the three months ended March 31, 2020, compared to 0.58% during the three months ended March 31, 2019, due to higher cost of time deposits.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Three months ended March 31, 2020
	compared to
	Three months ended March 31, 2019
	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$4,654	$(3,248)	$1,406
Acquired loans	(4,126)	3,064	(1,062)
Loans held for sale	546	(98)	448
Investment securities available-for-sale	(869)	(97)	(966)
Investment securities held-to-maturity	(264)	(152)	(416)
Other securities	40	(49)	(9)
Interest earning deposits and securities purchased under agreements to resell	(41)	(72)	(113)
Total interest income	$(60)	$(652)	$(712)
Interest expense:
Interest bearing demand, savings and money market deposits	$101	$(221)	$(120)
Time deposits	(92)	923	831
Securities sold under agreements to repurchase	(34)	(22)	(56)
Federal Home Loan Bank advances	(120)	(468)	(588)
Total interest expense	(145)	212	67
Net change in net interest income	$85	$(864)	$(779)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for the three months ended March 31, 2020 and 2019. The taxable equivalent adjustments included above are $1,268 and $1,227 for three months ended March 31, 2020 and 2019, respectively.

(3)	Loan fees included in interest income totaled $1,823 and $1,325 for the three months ended March 31, 2020 and 2019, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended
	March 31, 2020		March 31, 2019
		Average		Average
	Average	rate	Average	rate
	balance	paid	balance	paid
Non-interest bearing demand	$1,137,273	0.00%	$1,108,150	0.00%
Interest bearing demand	741,482	0.24%	690,932	0.16%
Money market accounts	1,209,822	0.65%	1,170,040	0.71%
Savings accounts	545,825	0.37%	549,037	0.50%
Time deposits	1,056,692	1.69%	1,078,554	1.36%
Total average deposits	$4,691,094	0.63%	$4,596,713	0.58%

Provision for loan losses

The provision for loan losses represents the amount of expense that is necessary to bring the ACL to a level that we deem appropriate to absorb estimated lifetime losses inherent in the loan portfolio as of the balance sheet date. The determination of the ACL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions.

Provision for loan loss expense of $6.2 million, net of a $0.2 million reduction in unfunded loan commitment reserves, was recorded under the CECL model to support originated loan growth, net charge-offs and to provide coverage for the impact of deterioration in the macro-economic environment as a result of COVID-19. Provision of $1.6 million was recorded under the prior incurred loss model during the first quarter of 2019 to support originated loan growth. The allowance for credit losses totaled 1.13% of total loans at March 31, 2020, compared to the allowance for originated acquired loan losses of 0.88% at March 31, 2019, and included a CECL adoption day 1 increase of $5.8 million.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended March 31,		2020 vs 2019
			Increase (decrease)
	2020	2019	Amount	% Change
Service charges	$4,126	$4,321	$(195)	(4.5)%
Bank card fees	3,513	3,428	85	2.5%
Mortgage banking income	13,673	6,937	6,736	97.1%
Bank-owned life insurance income	590	421	169	40.1%
Other non-interest income	1,602	1,883	(281)	(14.9)%
OREO-related income	28	61	(33)	(54.1)%
Total non-interest income	$23,532	$17,051	$6,481	38.0%

During the first quarter of 2020, non-interest income increased $6.5 million, or 38.0%, compared to the first quarter of last year primarily due to higher mortgage banking income driven by higher loan production due to lower prevailing interest rates during the first quarter of 2020.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended March 31,		2020 vs 2019
			Increase (decrease)
	2020	2019	Amount	% Change
Salaries and benefits	$33,180	$27,890	$5,290	19.0%
Occupancy and equipment	6,898	6,882	16	0.2%
Telecommunications and data processing	2,265	2,290	(25)	(1.1)%
Marketing and business development	696	986	(290)	(29.4)%
FDIC deposit insurance	(76)	498	(574)	(115.3)%
Bank card expenses	1,026	810	216	26.7%
Professional fees	609	814	(205)	(25.2)%
Other non-interest expense	3,090	3,173	(83)	(2.6)%
Problem asset workout	648	1,123	(475)	(42.3)%
Loss (gain) on OREO sales, net	39	(368)	407	(110.6)%
Core deposit intangible asset amortization	296	296	—	0.0%
Total non-interest expense	$48,671	$44,394	$4,277	9.6%

During the first quarter of 2020, non-interest expense increased $4.3 million, or 9.6%, compared to the first quarter of last year primarily driven by higher salaries and benefits due to higher mortgage banking commissions, partially offset by decreases in FDIC deposit insurance and problem asset workout expenses. The Company recognized $0.5 million of FDIC assessment credits during the first quarter of 2020, which fully offset the FDIC deposit insurance expense for the first quarter of 2020.

Income taxes

Income tax expense attributable to income before income taxes was $3.2 million for the three months ended March 31, 2020, compared to an income tax expense of $3.4 million for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 was 16.9%, compared to an adjusted rate of 18.7% during the full year 2019. The prior year’s effective tax rate was adjusted for $2.2 million of stock compensation activity. The effective tax rate is lower than the federal statutory rate primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. The Company forecasts the full year estimated effective tax rate in accordance with ASC Topic 740; as a result, the relationship between pre-tax income and tax-exempt income within each reporting period can create fluctuations in the effective tax rate from period-to-period.

Additional information regarding income taxes can be found in note 19 of our audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Cash and due from banks	$133,426	$109,690
Interest bearing bank deposits	500	500
Unencumbered investment securities, at fair value	282,517	324,918
Total	$416,443	$435,108

Total on-balance sheet liquidity decreased $18.7 million at March 31, 2020 compared to December 31, 2019. The decrease was due to a reduction of $42.4 million in unencumbered available-for-sale and held-to-maturity securities balances partially offset by higher cash and due from banks of $23.7 million.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. The Bank pledged investment securities and loans as collateral for FHLB advances. Investment securities pledged were $16.5 million at March 31, 2020 and $17.6 million at December 31, 2019. The Bank also had loans pledged as collateral for FHLB advances of $1.5 billion at March 31, 2020 and $1.5 billion at December 31, 2019. FHLB advances, lines of credit and other short-term borrowing availability totaled $1.0 billion, of which $341.5 million was used at March 31, 2020. The Bank can obtain additional liquidity through FHLB advances if required, and also has access to federal funds lines of credit with correspondent banks.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At March 31, 2020, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $0.8 billion at March 31, 2020, inclusive of pre-tax net unrealized gains of $14.1 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $4.7 million of pre-tax net unrealized gains at March 31, 2020. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of March 31, 2020, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of March 31, 2020, $716.2 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Under the Basel III requirements, at March 31, 2020, the Company and the Bank met all capital adequacy requirements, and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 9 in our consolidated financial statements.

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

On February 26, 2020, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. This authorization was in addition to the $12.6 million remaining for share repurchase that was previously approved by the Board on August 5, 2016. During the first quarter of 2020, the Company repurchased 734,117 shares for $19.5 million. This completed the previous authorization approved in August 2016. The remaining authorization under the program approved in February 2020 was $43.1 million as of March 31, 2020.

On May 5, 2020, our Board of Directors declared a quarterly dividend of $0.20 per common share, payable on June 15, 2020 to shareholders of record at the close of business on May 29, 2020.

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

Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and utilize various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at March 31, 2020. During the three months ended March 31, 2020, our asset sensitivity increased slightly for a declining rate environment as a result of the balance sheet mix. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase at March 31, 2020 and December 31, 2019 and a 25 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2020:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	March 31, 2020	December 31, 2019
200	6.64%	6.16%
100	3.47%	3.13%
(25)	(0.60)%	(0.54)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of longer duration loans. The strategy with respect to liabilities has been to continue to emphasize transaction account growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 77.8% of total deposits at March 31, 2020, compared to 77.7% at December 31, 2019. We currently have no brokered time deposits.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of March 31, 2020 and December 31, 2019, we had loan commitments totaling $816.5 million and $850.3 million, respectively, and standby letters of credit that totaled $10.5 million and $11.9 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2020. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 with the exception of the following:

The COVID-19 pandemic is adversely affecting us, our clients and third-party service providers, and the adverse impacts on our business, financial position, operations and prospects could be significant.

The COVID-19 pandemic has adversely impacted our business and financial results, and its ultimate impact on our business will depend on highly uncertain and unpredictable future developments, including the magnitude and duration of the pandemic and actions taken by governmental authorities in response to the pandemic, particularly within our geographic footprint. The pandemic has resulted in temporary closures of many businesses, some of which include our borrowers, and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the national economy worsens, or more clients draw on their lines of credit or seek additional loans to help finance their businesses. Small and mid-sized businesses make up a large portion of our commercial loan portfolio, and are particularly vulnerable to the financial effects of the COVID-19 pandemic due to their increased reliance on continuing cash flow to fund day-to-day operations. Although government programs have sought, and may further seek, to provide relief to these types of businesses, there can be no assurance that these programs will succeed. Our business operations may also be disrupted if significant portions of our workforce, key personnel or third-party service providers are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Until the COVID-19 pandemic subsides, it will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)(3)
January 1 - January 31, 2020(1)	97	$36.14	—	$12,562,825
February 1 - February 29, 2020(1)	1,533	34.32	—	62,562,825
March 1 - March 31, 2020	734,117	26.51	734,117	43,101,943
March 1 - March 31, 2020(1)	22,428	30.59	—	43,101,943
Total	758,175	$26.65	734,117	$43,101,943

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)	On August 5, 2016, the Company’s Board of Directors authorized the repurchase of $50.0 million of common stock. This program has been completed.
(3)

On February 26, 2020, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $43,101,943 remained available at March 31, 2020.

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
(principal financial officer)

Date: May 5, 2020