Form 10-Q
period 2020-06-30
National Bank Holdings Corp
filed 2020-08-05
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the registrant had outstanding 30,569,011 shares of Class A voting common stock, each with $0.01 par value per share, excluding 180,386 shares of restricted Class A common stock issued but not yet vested.

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

●       our dependence on information technology and telecommunications systems of third-party service providers and the risk of system failures, interruptions or breaches of security, including those that could result in disclosure or misuse of confidential or proprietary client or other information;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$141,885	$109,690
Interest bearing bank deposits	500	500
Cash and cash equivalents	142,385	110,190
Investment securities available-for-sale (at fair value)	610,735	638,249
Investment securities held-to-maturity (fair value of $219,656 and $183,741 at June 30, 2020 and December 31, 2019, respectively)	215,183	182,884
Non-marketable securities	30,188	29,751
Loans	4,782,383	4,415,406
Allowance for credit losses	(60,465)	(39,064)
Loans, net	4,721,918	4,376,342
Loans held for sale	204,856	117,444
Other real estate owned	6,491	7,300
Premises and equipment, net	110,019	112,151
Goodwill	115,027	115,027
Intangible assets, net	12,175	11,361
Other assets	216,454	194,813
Total assets	$6,385,431	$5,895,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$1,502,948	$1,184,945
Interest bearing demand deposits	955,951	738,496
Savings and money market	1,903,427	1,755,538
Time deposits	1,051,563	1,058,153
Total deposits	5,413,889	4,737,132
Securities sold under agreements to repurchase	24,504	56,935
Federal Home Loan Bank advances	15,000	207,675
Other liabilities	155,071	126,850
Total liabilities	5,608,464	5,128,592
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 30,569,011 and 31,176,627 shares outstanding at June 30, 2020 and December 31, 2019, respectively	515	515
Additional paid-in capital	1,008,773	1,009,223
Retained earnings	180,537	164,082
Treasury stock of 20,736,266 and 20,189,082 shares at June 30, 2020 and December 31, 2019, respectively, at cost	(425,053)	(408,962)
Accumulated other comprehensive income, net of tax	12,195	2,062
Total shareholders’ equity	776,967	766,920
Total liabilities and shareholders’ equity	$6,385,431	$5,895,512

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and dividend income:
Interest and fees on loans	$49,171	$55,995	$102,698	$108,770
Interest and dividends on investment securities	4,250	5,535	8,881	11,547
Dividends on non-marketable securities	310	459	724	882
Interest on interest-bearing bank deposits	13	204	109	414
Total interest and dividend income	53,744	62,193	112,412	121,613
Interest expense:
Interest on deposits	6,087	7,649	13,413	14,264
Interest on borrowings	329	2,053	1,324	3,692
Total interest expense	6,416	9,702	14,737	17,956
Net interest income before provision for loan losses	47,328	52,491	97,675	103,657
Provision for loan losses	10,271	3,239	16,430	4,773
Net interest income after provision for loan losses	37,057	49,252	81,245	98,884
Non-interest income:
Service charges	3,094	4,541	7,220	8,862
Bank card fees	3,654	3,766	7,167	7,194
Mortgage banking income	30,630	10,398	44,303	17,335
Bank-owned life insurance income	589	424	1,179	845
Other non-interest income	870	1,472	2,472	3,355
OREO-related income	—	59	28	120
Total non-interest income	38,837	20,660	62,369	37,711
Non-interest expense:
Salaries and benefits	36,457	30,667	69,637	58,557
Occupancy and equipment	7,078	6,721	13,976	13,603
Telecommunications and data processing	2,255	2,124	4,520	4,414
Marketing and business development	600	840	1,296	1,826
FDIC deposit insurance	411	493	335	991
Bank card expenses	1,033	1,423	2,059	2,233
Professional fees	759	1,041	1,368	1,855
Other non-interest expense	2,479	2,439	5,569	5,612
Problem asset workout	629	725	1,277	1,848
Loss (gain) on OREO sales, net	55	(318)	94	(686)
Core deposit intangible asset amortization	296	296	592	592
Banking center consolidation-related expense	1,708	—	1,708	—
Total non-interest expense	53,760	46,451	102,431	90,845
Income before income taxes	22,134	23,461	41,183	45,750
Income tax expense	4,429	3,179	7,654	6,546
Net income	$17,705	$20,282	$33,529	$39,204
Earnings per share—basic	$0.57	$0.65	$1.08	$1.26
Earnings per share—diluted	0.57	0.64	1.08	1.24
Weighted average number of common shares outstanding:
Basic	30,731,758	31,155,264	30,944,617	31,058,761
Diluted	30,857,606	31,604,658	31,128,084	31,558,615

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$17,705	$20,282	$33,529	$39,204
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized gains arising during the period, net of tax expense of $9 and $2,480 for the three months ended June 30, 2020 and 2019, respectively; and net of tax expense of $3,311 and $4,187 for the six months ended June 30, 2020 and 2019, respectively	30	7,905	10,551	13,322
Less: amortization of net unrealized holding gains to income, net of tax benefit of $64 and $81 for the three months ended June 30, 2020 and 2019, respectively; and net of tax benefit of $131 and $171 for the six months ended June 30, 2020 and 2019, respectively	(202)	(259)	(418)	(541)
Other comprehensive (loss) income	(172)	7,646	10,133	12,781
Comprehensive income	$17,533	$27,928	$43,662	$51,985

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, March 31, 2019	$515	$1,012,974	$120,879	$(413,226)	$(6,140)	$715,002
Net income	—	—	20,282	—	—	20,282
Stock-based compensation	—	1,508	—	—	—	1,508
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,382, net	—	(8,474)	—	3,904	—	(4,570)
Cash dividends declared ($0.19 per share)	—	—	(5,951)	—	—	(5,951)
Other comprehensive income	—	—	—	—	7,646	7,646
Balance, June 30, 2019	$515	$1,006,008	$135,210	$(409,322)	$1,506	$733,917

Balance, March 31, 2020	$515	$1,009,478	$168,984	$(427,890)	$12,367	$763,454
Net income	—	—	17,705	—	—	17,705
Stock-based compensation	—	1,616	—	—	—	1,616
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $621 net	—	(2,321)	—	2,837	—	516
Cash dividends declared ($0.20 per share)	—	—	(6,152)	—	—	(6,152)
Other comprehensive loss	—	—	—	—	(172)	(172)
Balance, June 30, 2020	$515	$1,008,773	$180,537	$(425,053)	$12,195	$776,967

	For the six months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2018	$515	$1,014,399	$106,990	$(415,623)	$(11,275)	$695,006
Net income	—	—	39,204	—	—	39,204
Stock-based compensation	—	1,884	—	—	—	1,884
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $5,673, net	—	(10,275)	—	6,301	—	(3,974)
Cash dividends declared ($0.36 per share)	—	—	(11,240)	—	—	(11,240)
Cumulative effect adjustment(1)	—	—	256	—	—	256
Other comprehensive income	—	—	—	—	12,781	12,781
Balance, June 30, 2019	$515	$1,006,008	$135,210	$(409,322)	$1,506	$733,917

Balance, December 31, 2019	$515	$1,009,223	$164,082	$(408,962)	$2,062	$766,920
Net income	—	—	33,529	—	—	33,529
Stock-based compensation	—	2,839	—	—	—	2,839
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,035, net	—	(3,289)	—	3,385	—	96
Repurchase of 734,117 shares	—	—	—	(19,476)	—	(19,476)
Cash dividends declared ($0.40 per share)	—	—	(12,451)	—	—	(12,451)
Cumulative effect adjustment(2)	—	—	(4,623)	—	—	(4,623)
Other comprehensive income	—	—	—	—	10,133	10,133
Balance, June 30, 2020	$515	$1,008,773	$180,537	$(425,053)	$12,195	$776,967

(1)	Related to the adoption of Accounting Standards Update No. 2016-02, Leases.
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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$33,529	$39,204
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	16,430	4,773
Provision (release) for mortgage loan repurchases	320	(528)
Depreciation and amortization	7,600	7,376
Current income tax receivable	1,852	693
Deferred income taxes	1,059	5,140
Net excess tax expense (benefit) on stock-based compensation	128	(2,136)
Discount accretion, net of premium amortization on securities	1,208	952
Loan accretion	(6,821)	(8,273)
Gain on sale of mortgages, net	(43,315)	(16,050)
Origination of loans held for sale, net of repayments	(984,452)	(490,411)
Proceeds from sales of loans held for sale	941,153	450,360
Bank-owned life insurance income	(1,179)	(845)
Loss (gain) on the sale of other real estate owned, net	94	(686)
Impairment of mortgage servicing rights	1,102	277
Impairment on other real estate owned	26	684
Impairment on fixed assets related to banking center consolidations	1,631	—
Stock-based compensation	2,839	1,885
Operating lease payments	(2,778)	(2,802)
Change in other assets	(30,718)	2,762
Change in other liabilities	46,964	6,855
Net cash used in operating activities	(13,328)	(770)
Cash flows from investing activities:
Purchase of FHLB stock	(437)	(11,418)
Proceeds from redemption of FHLB stock	—	8,247
Proceeds from maturities of investment securities held-to-maturity	34,150	28,152
Proceeds from maturities of investment securities available-for-sale	110,102	97,625
Purchase of investment securities held-to-maturity	(67,361)	—
Purchase of investment securities available-for-sale	(69,571)	—
Net increase in loans	(379,420)	(240,977)
Purchases of premises and equipment, net	(3,515)	(5,279)
Proceeds from sales of other real estate owned	1,835	3,832
Net cash used in investing activities	(374,217)	(119,818)
Cash flows from financing activities:
Net increase in deposits	676,757	152,376
Net decrease in repurchase agreements and other short-term borrowings	(32,431)	(5,617)
Advances from FHLB	947,431	812,149
FHLB repayments	(1,140,106)	(841,395)
Issuance of stock under purchase and equity compensation plans	(936)	(6,384)
Proceeds from exercise of stock options	1,006	2,387
Payment of dividends	(12,505)	(11,325)
Repurchase of common stock	(19,476)	—
Net cash provided by financing activities	419,740	102,191
Increase (decrease) in cash, cash equivalents and restricted cash(1)	32,195	(18,397)
Cash, cash equivalents and restricted cash at beginning of the year(1)	120,190	119,556
Cash, cash equivalents and restricted cash at end of period(1)	$152,385	$101,159
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$15,535	$16,924
Net tax payment	7,923	4,729
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	$1,146	$288
Decrease in loans purchased but not settled	(16,351)	(8,979)
Loans transferred from loans held for sale to loans	798	1,645
Lease right-of-use assets obtained	—	30,474

(1)

Included in restricted cash is $10.0 million placed in escrow for certain potential liabilities the Company is indemnified for pursuant to the Peoples merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition at June 30, 2020 and 2019.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Denver, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 101 banking centers, as of June 30, 2020, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2019 and include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. During the first quarter of 2020, the Company updated the loan classifications in its allowance for credit losses model and loans previously referred to as “310-30” were reclassified to “acquired loans”. Certain loan classifications within the consolidated financial disclosures have been updated to reflect this change. The prior period presentations have been reclassified to conform to the current period presentations. Refer to note 4 for further discussion. The results of operations for the interim period is not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

General economic conditions have been declining as a result of the COVID-19 pandemic, which has caused substantial disruption to the communities we serve and has changed the way we live and work. The length of the pandemic and the efficacy of the extraordinary government-mandated measures that have been put into place to address it are still unknown, but have already had, and are likely to continue to have, a significant impact to the financial condition and operations of the Company.

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

The Company utilizes a discounted cash flow ("DCF") model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The ACL is calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual life of loan cash flow modeling, excluding extensions and renewals, using loan-specific interest rates and repayment schedules. The model incorporates forecasts of certain national macroeconomic factors which drive correlated Probability of Default (“PD”) and Loss Given Default (“LGD”) rates, which in turn, drive the losses predicted in establishing our ACL. PD and LGD rates along with prepayment rates and loss recovery time delays are determined at a loan class level making use of both internal and peer historical loss rate data. The determination and application of the ACL accounting policy involves judgments, estimates, and uncertainties that are subject to change. For periods beyond the near term, we revert to historical long-term average loss rates on a straight-line basis. The length of the forecast and reversion periods is based on management’s assessment of the length and pattern of the current economic cycle.

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

Investment securities

Management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings. If either of the above criteria is not met, we evaluate whether the decline in fair value is the result of credit losses or other factors. In making the assessment, we may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss. For U.S. agency-backed held-to-maturity securities, since the risk of nonpayment of the amortized cost basis is zero, the Company will not measure expected credit losses on these securities. When the loss is not considered a result of credit loss, the cost basis of the security is written down to fair value, with the loss charge recognized in accumulated other comprehensive income (“AOCI”). Credit losses are not estimated for AIR from investment securities as interest deemed uncollectible is written off through interest income.

Note 2 Recent Accounting Pronouncements

Financial Instruments - Credit Losses—In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current incurred loss methodology for recognizing credit losses with a CECL model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates. Additionally, the update amends the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. We adopted ASU 2016-13 on January 1, 2020 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Upon adoption, the Company recognized a $5.8 million increase in the allowance for credit losses with a corresponding reduction to retained earnings, net of tax, of $4.6 million. Since the investment securities portfolio was comprised of mortgage-backed securities issued by government sponsored entities as of January 1, 2020, no credit loss allowance was required upon adoption. See CECL loan related financial statement disclosures included within note 1 and note 4 of the consolidated financial statements.

Other Pronouncements—The Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement and ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment with no material impact on its financial statements.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $0.8 billion at June 30, 2020 and included $0.6 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities. At December 31, 2019, investment securities totaled $0.8 billion and included $0.6 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	June 30, 2020
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$98,126	$2,927	$—	$101,053
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	495,544	11,288	(128)	506,704
Municipal securities	495	14	—	509
Corporate debt	2,000	—	—	2,000
Other securities	469	—	—	469
Total investment securities available-for-sale	$596,634	$14,229	$(128)	$610,735

	December 31, 2019
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$93,770	$1,497	$(11)	$95,256
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	543,275	3,818	(5,056)	542,037
Municipal securities	495	—	(8)	487
Other securities	469	—	—	469
Total investment securities available-for-sale	$638,009	$5,315	$(5,075)	$638,249

At June 30, 2020 and December 31, 2019, mortgage-backed securities represented primarily all of the Company’s available-for-sale investment portfolio and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	$32,520	$(88)	$6,640	$(40)	$39,160	$(128)
Total	$32,520	$(88)	$6,640	$(40)	$39,160	$(128)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$10,413	$(7)	$1,421	$(4)	$11,834	$(11)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	41,983	(281)	254,380	(4,775)	296,363	(5,056)
Municipal securities	—	—	372	(8)	372	(8)
Total	$52,396	$(288)	$256,173	$(4,787)	$308,569	$(5,075)

Management evaluated all of the available-for-sale securities in an unrealized loss position at June 30, 2020 and December 31, 2019. The portfolio included 12 securities, which were in an unrealized loss position at June 30, 2020, compared to 67 securities at December 31, 2019. The unrealized losses in the Company's investment portfolio at June 30, 2020 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $414.8 million and $352.3 million at June 30, 2020 and at December 31, 2019, respectively. The Bank had available-for-sale investment securities pledged as collateral for Federal Home Loan Bank (“FHLB”) advances totaling $12.2 million and $13.6 million at June 30, 2020 and December 31, 2019, respectively.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. As of June 30, 2020, the entire municipal securities portfolio with an amortized cost and fair value of $0.5 million was due between one to five years. Corporate debt securities with a fair value of $2.0 million were due after five years through ten years. Other securities with an amortized cost and fair value of $0.5 million as of June 30, 2020, have no stated contractual maturity date.

As of June 30, 2020 and December 31, 2019, AIR from available-for-sale investment securities totaled $1.5 million and $1.5 million, respectively, and was included with other assets on the statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$165,638	$4,071	$(39)	$169,670
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	49,545	441	—	49,986
Total investment securities held-to-maturity	$215,183	$4,512	$(39)	$219,656

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$127,560	$1,239	$(29)	$128,770
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	55,324	82	(435)	54,971
Total investment securities held-to-maturity	$182,884	$1,321	$(464)	$183,741

There was one held-to-maturity security in an unrealized loss position as of June 30, 2020 compared to 13 securities at December 31, 2019. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$10,433	$(39)	$—	$—	$10,433	$(39)
Total	$10,433	$(39)	$—	$—	$10,433	$(39)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$10,478	$(26)	$338	$(3)	$10,816	$(29)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	3,925	(9)	28,554	(426)	32,479	(435)
Total	$14,403	$(35)	$28,892	$(429)	$43,295	$(464)

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

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $155.8 million and $144.2 million at June 30, 2020 and December 31, 2019, respectively. The Bank had held-to-maturity investment securities pledged as collateral for FHLB advances totaling $3.6 million and $4.0 million at June 30, 2020 and December 31, 2019, respectively.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

As of June 30, 2020 and December 31, 2019, AIR from held-to-maturity investment securities totaled $0.5 million and $0.5 million, respectively, and was included with other assets on the statements of financial condition.

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

The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, cost and fair value marks of $26.7 million and $21.9 million as of June 30, 2020 and December 31, 2019, respectively. Included in commercial loans are loans originated as part of the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) of $348.7 million, net of fees and costs, at June 30, 2020, which are fully guaranteed by the SBA.

	June 30, 2020
	Total loans	% of total
Commercial	$3,390,633	71.0%
Commercial real estate non-owner occupied	641,824	13.4%
Residential real estate	729,014	15.2%
Consumer	20,912	0.4%
Total	$4,782,383	100.0%

	December 31, 2019
	Total loans	% of total
Commercial	$2,992,307	67.8%
Commercial real estate non-owner occupied	630,906	14.3%
Residential real estate	770,417	17.4%
Consumer	21,776	0.5%
Total	$4,415,406	100.0%

Delinquency for loans is shown in the following tables at June 30, 2020 and December 31, 2019:

	June 30, 2020
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$909	$2,127	$9,039	$12,075	$1,724,754	$1,736,829
Municipal and non-profit	—	—	—	—	912,880	912,880
Owner occupied commercial real estate	1,713	176	1,254	3,143	517,755	520,898
Food and agribusiness	158	—	798	956	219,070	220,026
Total commercial	2,780	2,303	11,091	16,174	3,374,459	3,390,633
Commercial real estate non-owner occupied:
Construction	—	—	—	—	75,250	75,250
Acquisition/development	—	—	—	—	24,982	24,982
Multifamily	—	—	—	—	94,077	94,077
Non-owner occupied	250	141	36	427	447,088	447,515
Total commercial real estate	250	141	36	427	641,397	641,824
Residential real estate:
Senior lien	587	—	8,048	8,635	633,156	641,791
Junior lien	291	—	791	1,082	86,141	87,223
Total residential real estate	878	—	8,839	9,717	719,297	729,014
Consumer	24	—	33	57	20,855	20,912
Total loans	$3,932	$2,444	$19,999	$26,375	$4,756,008	$4,782,383

	June 30, 2020
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$4,951	$4,088	$9,039
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	762	492	1,254
Food and agribusiness	411	387	798
Total commercial	6,124	4,967	11,091
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	36	—	36
Total commercial real estate	36	—	36
Residential real estate:
Senior lien	4,876	3,172	8,048
Junior lien	791	—	791
Total residential real estate	5,667	3,172	8,839
Consumer	33	—	33
Total loans	$11,860	$8,139	$19,999

	December 31, 2019
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$2,252	$879	$10,330	$13,461	$1,398,070	$1,411,531
Municipal and non-profit	226	—	—	226	837,300	837,526
Owner occupied commercial real estate	595	630	2,264	3,489	486,633	490,122
Food and agribusiness	190	—	317	507	252,621	253,128
Total commercial	3,263	1,509	12,911	17,683	2,974,624	2,992,307
Commercial real estate non-owner occupied:
Construction	—	—	—	—	77,733	77,733
Acquisition/development	187	—	416	603	26,276	26,879
Multifamily	—	—	—	—	55,808	55,808
Non-owner occupied	438	65	43	546	469,940	470,486
Total commercial real estate	625	65	459	1,149	629,757	630,906
Residential real estate:
Senior lien	2,101	9	7,597	9,707	668,955	678,662
Junior lien	245	79	731	1,055	90,700	91,755
Total residential real estate	2,346	88	8,328	10,762	759,655	770,417
Consumer	116	—	50	166	21,610	21,776
Total loans	$6,350	$1,662	$21,748	$29,760	$4,385,646	$4,415,406

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include non-accrual loans and TDRs on non-accrual status. There was no interest income recognized from non-accrual loans during the six months ended June 30, 2020 or 2019.

The Company’s internal risk rating system uses a series of grades, which reflect our assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements and are categorized as “Pass”, “Special mention”, “Substandard” and “Doubtful”. For a description of the general characteristics of the risk grades, refer to note 1 Basis of Presentation.

The amortized cost basis for all loans as determined by the Company’s internal risk rating system and year of origination was as follows at June 30, 2020:

	June 30, 2020
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$456,897	$241,545	$230,340	$111,592	$30,734	$36,968	$574,377	$13,627	$1,696,080
Special mention	389	1,467	5,681	4,892	6,339	881	5,465	147	25,261
Substandard	32	1,386	1,195	3,050	121	4,629	1,875	2,050	14,338
Doubtful	—	—	—	450	—	674	26	—	1,150
Total commercial and industrial	457,318	244,398	237,216	119,984	37,194	43,152	581,743	15,824	1,736,829
Municipal and non-profit:
Pass	112,124	95,786	140,218	171,021	133,197	257,489	3,045	—	912,880
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total municipal and non-profit	112,124	95,786	140,218	171,021	133,197	257,489	3,045	—	912,880
Owner occupied commercial real estate:
Pass	53,575	116,823	97,232	50,319	34,529	110,342	1,284	206	464,310
Special mention	1,581	5,078	2,623	11,788	5,658	18,037	119	—	44,884
Substandard	—	—	6,253	—	290	5,161	—	—	11,704
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied commercial real estate	55,156	121,901	106,108	62,107	40,477	133,540	1,403	206	520,898
Food and agribusiness:
Pass	7,505	10,932	32,448	7,623	9,956	29,375	119,551	78	217,468
Special mention	—	—	—	—	—	942	—	—	942
Substandard	—	—	—	314	—	1,040	230	—	1,584
Doubtful	—	—	—	—	—	6	26	—	32
Total food and agribusiness	7,505	10,932	32,448	7,937	9,956	31,363	119,807	78	220,026
Total commercial	632,103	473,017	515,990	361,049	220,824	465,544	705,998	16,108	3,390,633
Commercial real estate non-owner occupied:
Construction:
Pass	10,648	36,775	18,118	3,856	—	—	3,903	1,760	75,060
Special mention	190	—	—	—	—	—	—	—	190
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	10,838	36,775	18,118	3,856	—	—	3,903	1,760	75,250
Acquisition/development:
Pass	3,075	2,065	2,155	8,546	4,585	4,027	54	—	24,507
Special mention	—	—	—	—	—	253	—	—	253
Substandard	—	—	—	36	—	186	—	—	222
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition/development	3,075	2,065	2,155	8,582	4,585	4,466	54	—	24,982
Multifamily:
Pass	21,485	13,815	867	27,700	21,314	6,502	—	—	91,683
Special mention	—	—	—	—	—	1,934	—	—	1,934
Substandard	—	—	—	—	—	460	—	—	460
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily	21,485	13,815	867	27,700	21,314	8,896	—	—	94,077
Non-owner occupied
Pass	31,453	91,164	28,211	116,484	29,176	124,405	1,962	101	422,956
Special mention	—	—	5,995	9,867	3,967	3,708	100	—	23,637
Substandard	—	—	66	—	1	855	—	—	922
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	31,453	91,164	34,272	126,351	33,144	128,968	2,062	101	447,515
Total commercial real estate	66,851	143,819	55,412	166,489	59,043	142,330	6,019	1,861	641,824
Residential real estate:
Senior lien
Pass	53,775	106,999	53,745	65,907	110,724	215,042	26,106	311	632,609
Special mention	—	—	—	—	—	449	—	—	449
Substandard	98	367	21	1,549	537	6,111	—	50	8,733
Doubtful	—	—	—	—	—	—	—	—	—

	June 30, 2020
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total
Total senior lien	53,873	107,366	53,766	67,456	111,261	221,602	26,106	361	641,791
Junior lien
Pass	3,453	5,111	4,184	1,939	1,001	4,724	64,138	1,402	85,952
Special mention	—	—	—	—	—	21	346	—	367
Substandard	—	—	229	175	173	304	—	23	904
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien	3,453	5,111	4,413	2,114	1,174	5,049	64,484	1,425	87,223
Total residential real estate	57,326	112,477	58,179	69,570	112,435	226,651	90,590	1,786	729,014
Consumer
Pass	5,572	7,083	2,422	944	599	842	3,401	17	20,880
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	23	9	—	—	32
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	5,572	7,083	2,422	944	622	851	3,401	17	20,912
Total loans	$761,852	$736,396	$632,003	$598,052	$392,924	$835,376	$806,008	$19,772	$4,782,383

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at June 30, 2020:

	June 30, 2020
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$8,059	$5,580	$13,639
Owner-occupied commercial real estate	4,372	—	4,372
Food and agribusiness	1,090	313	1,403
Total Commercial	13,521	5,893	19,414
Commercial real estate non owner-occupied
Acquisition/development	1,299	—	1,299
Non-owner occupied	556	—	556
Total commercial real estate	1,855	—	1,855
Residential real estate
Senior lien	3,172	—	3,172
Total residential real estate	3,172	—	3,172
Total loans	$18,548	$5,893	$24,441

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

The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as troubled debt restructurings under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments as of December 31, 2019. During the six months ended June 30, 2020, the Company modified 463 loans totaling $492.4 million, or 10.3% of the total loan portfolio, due to the effects of the COVID-19 pandemic that were not classified as TDRs. Of the total COVID loan modifications, three-month principal payment deferrals totaled $255.5 million and three-month full payment deferrals totaled $228.7 million.

During the six months ended June 30, 2020, the Company restructured 12 loans with an amortized cost basis of $11.9 million to facilitate repayment. Included in the total TDR balance as of June 30, 2020 were loans totaling $4.2 million previously accounted for under ASC 310-30. Loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. The tables below provide additional information related to accruing TDRs at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$15,337	$15,473	$16,151	$182
Commercial real estate non-owner occupied	2,975	3,024	5,213	—
Residential real estate	1,972	2,003	2,842	12
Consumer	—	—	12	—
Total	$20,284	$20,500	$24,218	$194

	December 31, 2019
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	amortized cost basis	principal balance	to fund TDRs
Commercial	$5,615	$5,788	$5,714	$—
Commercial real estate non-owner occupied	141	172	192	—
Residential real estate	1,129	1,178	1,206	12
Consumer	—	—	—	—
Total	$6,885	$7,138	$7,112	$12

The following table summarizes the Company’s carrying value of non-accrual TDRs as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Commercial	$1,663	$1,891
Commercial real estate non-owner occupied	—	410
Residential real estate	2,458	2,553
Consumer	—	—
Total non-accruing TDRs	$4,121	$4,854

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had two TDRs totaling $0.4 million that were modified within the past 12 months and had defaulted on their restructured terms during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company had two TDRs totaling $0.2 million that were modified within the past 12 months and had defaulted on their restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status, which are not classified as TDRs.

Note 5 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended June 30, 2020
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,557	$9,278	$10,696	$425	$50,956
Charge-offs	(694)	—	(12)	(146)	(852)
Recoveries	172	—	15	49	236
Provision	3,107	3,036	3,826	156	10,125
Ending balance	$33,142	$12,314	$14,525	$484	$60,465

	Six months ended June 30, 2020
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,442	$4,850	$3,468	$304	$39,064
Cumulative effect adjustment(1)	(1,299)	1,666	5,314	155	5,836
Charge-offs	(912)	—	(40)	(397)	(1,349)
Recoveries	263	—	20	97	380
Provision	4,648	5,798	5,763	325	16,534
Ending balance	$33,142	$12,314	$14,525	$484	$60,465

(1)

Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments. Refer to note 2 – Recent Accounting Pronouncements of our consolidated financial statements for further details.

The tables below detail the Company’s allowance for loan losses as of the dates shown:

	Three months ended June 30, 2019
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$28,075	$4,914	$3,718	$348	$37,055
Charge-offs	(70)	—	(24)	(200)	(294)
Recoveries	3	—	16	63	82
Provision	2,815	153	141	130	3,239
Ending balance	$30,823	$5,067	$3,851	$341	$40,082

	Six months ended June 30, 2019
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$27,137	$4,406	$3,800	$349	$35,692
Charge-offs	(82)	—	(47)	(433)	(562)
Recoveries	30	11	29	109	179
Provision	3,738	650	69	316	4,773
Ending balance	$30,823	$5,067	$3,851	$341	$40,082

In evaluating the loan portfolio for an appropriate ACL level, excluding loans evaluated individually, loans were grouped into segments based on broad characteristics such as primary use and underlying collateral. Within the segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics for purposes of developing the underlying data used within the discounted cash flow model including, but not limited to, prepayment and recovery rates as well as loss rates tied to macro-

economic conditions within management’s reasonable and supportable forecast. The ACL also includes subjective adjustments based upon qualitative risk factors including asset quality, loss trends, lending management, portfolio growth and loan review/internal audit results.

Net charge-offs on loans during the three months ended June 30, 2020 were $0.6 million. Provision for loan losses for funded loans of $10.1 million was recorded during the three months ended June 30, 2020 to provide for further declines in the macro-economic forecast within the CECL model as a result of COVID-19.

Net charge-offs on loans during the six months ended June 30, 2020 were $1.0 million. Provision for loan losses for funded loans of $16.5 million was recorded during the six months ended June 30, 2020 to provide coverage for the impact of deteriorating economic conditions as a results of COVID-19 and to support non-PPP originated loan growth and net charge-offs.

Provision for loan losses totaled $3.3 million and $4.8 million for the three and six months ended June 30, 2019, respectively, to support originated loan growth and net charge-offs.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of June 30, 2020 and December 31, 2019, AIR from loans totaled $17.8 million and $17.2 million, respectively.

Note 6 Other Real Estate Owned

A summary of the activity in OREO during the six months ended June 30, 2020 and 2019 is as follows:

	For the six months ended June 30,
	2020	2019
Beginning balance	$7,300	$10,596
Transfers from loan portfolio, at fair value	1,146	288
Impairments	(26)	(684)
Sales	(1,929)	(3,146)
Ending balance	$6,491	$7,054

During the six months ended June 30, 2020 and 2019, the Company sold OREO properties with net book balances of $1.9 million and $3.1 million, respectively. The sales resulted in net OREO losses of $0.1 million and net OREO gains of $0.3 million, which were included in the consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively. Net OREO losses of $0.1 million and net OREO gains of $0.7 million were included in the consolidated statements of operations for the six months ended June 30, 2020 and 2019, respectively.

Note 7 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with our acquisitions, the Company recorded goodwill of $115.0 million. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or six months ended June 30, 2020 or the year ended December 31, 2019.

The gross carrying amount of the core deposit intangibles and the associated accumulated amortization at June 30, 2020 and December 31, 2019, are presented as follows:

	June 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$(40,694)	$8,140	$48,834	$(40,103)	$8,731

The Company is amortizing the core deposit intangibles from acquisitions on a straight-line basis over 7-10 years from the date of the respective acquisition, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $0.3 million and $0.6 million during the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.6 million during the three and six months ended June 30, 2019, respectively.

The following table shows the estimated future amortization expense for the core deposit intangibles as of June 30, 2020:

Years ending December 31,	Amount
For the six months ending December 31, 2020	$592
For the year ending December 31, 2021	1,183
For the year ending December 31, 2022	1,127
For the year ending December 31, 2023	1,048
For the year ending December 31, 2024	1,048

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB. Mortgage loans serviced for others were $623.1 million and $357.0 million at June 30, 2020 and 2019, respectively, and are included in other assets in the consolidated statements of financial condition.

Below are the changes in the MSRs for the periods presented:

	For the six months ended June 30,
	2020	2019
Beginning balance	$2,630	$3,556
Originations	3,189	18
Impairment	(1,102)	(277)
Amortization	(682)	(353)
Ending balance	4,035	2,944
Fair value of mortgage servicing rights	$4,173	$2,945

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.5% and the constant prepayment speed ranged from 18.3% to 21.3% for the June 30, 2020 valuation. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 15.9% to 23.2% for the June 30, 2019 valuation. Included in mortgage banking income in the consolidated statements of operations were service fees of $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively.

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

The following table shows the estimated future amortization expense for the MSRs as of June 30, 2020:

Years ending December 31,	Amount
For the six months ending December 31, 2020	$601
For the year ending December 31, 2021	1,066
For the year ending December 31, 2022	824
For the year ending December 31, 2023	636
For the year ending December 31, 2024	491

Note 8 Borrowings

The Company enters into repurchase agreements to facilitate the needs of its clients. As of June 30, 2020 and December 31, 2019, the Company sold securities under agreements to repurchase totaling $24.5 million and $56.9 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $27.5 million and $65.6 million as of June 30, 2020 and December 31, 2019, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of June 30, 2020 and December 31, 2019, the Company had $2.3 million and $7.0 million, respectively, of excess collateral pledged for repurchase agreements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.0 billion at June 30, 2020. At June 30, 2020, the Bank had no line of credit advances from the FHLB. At December 31, 2019, the Bank had $192.7 million in line of credit advances from the FHLB that matured within a day. At June 30, 2020 and December 31, 2019, the Bank had one term advance from the FHLB totaling $15.0 million with a fixed interest rate of 2.33% and a maturity date in October 2020.

The Bank had investment securities and loans pledged as collateral for FHLB advances. Investment securities pledged were $15.9 million and $17.6 million at June 30, 2020 and December 31, 2019, respectively. Loans pledged were $1.4 billion at June 30, 2020 and $1.5 billion at December 31, 2019. Interest expense related to FHLB advances and other short-term borrowings totaled $0.3 million and $1.2 million for the three and six months ended June 30, 2020, respectively, and $1.9 million and $3.4 million for the three and six months ended June 30, 2019, respectively.

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

Under the Basel III requirements, at June 30, 2020 and December 31, 2019, the Company and the Bank met all capital requirements including the capital conservation buffer of 2.5%, which was fully phased in on January 1, 2019. The Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	June 30, 2020
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.5%	$649,593	N/A	N/A	4.0%	$246,796
NBH Bank	9.1%	563,428	5.0%	$308,337	4.0%	246,670
Common equity tier 1 risk based capital:
Consolidated	13.2%	$649,593	N/A	N/A	7.0%	$344,199
NBH Bank	11.5%	563,428	6.5%	$319,357	7.0%	343,923
Tier 1 risk based capital ratio:
Consolidated	13.2%	$649,593	N/A	N/A	8.5%	$417,956
NBH Bank	11.5%	563,428	8.0%	$393,054	8.5%	417,620
Total risk based capital ratio:
Consolidated	14.3%	$701,086	N/A	N/A	10.5%	$516,298
NBH Bank	12.5%	614,921	10.0%	$491,318	10.5%	515,884

	December 31, 2019
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.0%	$640,440	N/A	N/A	4.0%	$231,950
NBH Bank	9.1%	528,028	5.0%	$289,926	4.0%	231,940
Common equity tier 1 risk based capital:
Consolidated	13.2%	$640,440	N/A	N/A	7.0%	$405,912
NBH Bank	10.9%	528,028	6.5%	$376,903	7.0%	405,896
Tier 1 risk based capital ratio:
Consolidated	13.2%	$640,440	N/A	N/A	8.5%	$412,620
NBH Bank	10.9%	528,028	8.0%	$387,701	8.5%	411,932
Total risk based capital ratio:
Consolidated	14.1%	$682,645	N/A	N/A	10.5%	$509,707
NBH Bank	11.8%	570,233	10.0%	$484,626	10.5%	508,857

Note 10 Revenue from Contracts with Clients

Revenue is recognized when obligations under the terms of a contract with clients are satisfied. Below is the detail of the Company’s revenue from contracts with clients.

Service charges and other fees

Service charge fees are primarily comprised of monthly service fees, check orders and other deposit account related fees. Other fees include revenue from processing wire transfers, bill pay service, cashier’s checks and other services. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account-related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to clients’ accounts.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$3,543	$4,868	$8,208	$9,710
Bank card fees	3,654	3,766	7,167	7,194
Non-interest income (in-scope of Topic 606)	7,197	8,634	15,375	16,904
Non-interest income (out-of-scope of Topic 606)	31,640	12,026	46,994	20,807
Total non-interest income	$38,837	$20,660	$62,369	$37,711
Non-interest expense
In-scope of Topic 606:
(Loss) gain on OREO sales, net	$(55)	$318	$(94)	$686
Total revenue in-scope of Topic 606	$7,142	$8,952	$15,281	$17,590

Contract acquisition costs

In accordance with Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a client if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a client that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient, which allows entities to expense immediately contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs.

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

The following table summarizes stock option activity for the six months ended June 30, 2020:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2019	657,114	$26.69	6.41	$5,626
Granted	224,305	23.11
Exercised	(52,479)	20.01
Forfeited	(3,909)	32.70
Outstanding at June 30, 2020	825,031	$26.11	7.29	$2,951
Options exercisable at June 30, 2020	459,138	25.20	5.73	2,077
Options vested and expected to vest	778,233	26.08	7.16	2,826

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $502 thousand and $220 thousand for the three months ended June 30, 2020 and 2019, respectively, and $710 thousand and $267 thousand for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, there was $0.8 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.3 years.

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of 1 - 3 years. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

The Company grants performance stock units which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. Historically, 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date.

In establishing the PSU components during 2020, the Compensation Committee determined the EPS target portion of the award would not be an effective metric in light of economic uncertainty surrounding COVID-19. Consequently, the Compensation Committee did not grant the EPS portion of the award during the six months ended June 30, 2020 while it evaluated alternative metrics for such component (the Compensation Committee has determined to use a relative return on tangible assets metric instead).

The weighted-average grant date fair value per unit for the TSR target portion granted during the six months ended June 30, 2020 was $24.58 and the beginning weighted-average measurement price was $35.95. During the six months ended June 30, 2020, the Company awarded an additional 17,852 units due to final performance results related to performance stock units granted in 2017.

The following table summarizes restricted stock and performance stock unit activity during the six months ended June 30, 2020:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2019	122,198	$34.19	158,874	$31.19
Granted	118,326	23.54	30,072	24.58
Adjustment due to performance	—	—	17,852	33.22
Vested	(53,995)	34.40	(53,540)	33.22
Forfeited	(3,899)	30.62	(328)	30.38
Unvested at June 30, 2020	182,630	$27.30	152,930	$29.42

As of June 30, 2020, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $3.4 million and $2.5 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.2 years and 1.7 years, respectively. Expense related to non-vested restricted stock awards totaled $0.7 million and $0.8 million during the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $0.9 million during the six months ended June 30, 2020 and 2019, respectively. Expense related to non-vested performance stock units totaled $0.4 million and $0.5 million during the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $0.7 million during the six months ended June 30, 2020 and 2019, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

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

Under the ESPP, employees purchased 8,890 shares and 6,201 shares during the six months ended June 30, 2020 and 2019, respectively.

Note 12 Common Stock

The Company had 30,569,011 and 31,176,627 shares of Class A common stock outstanding at June 30, 2020 and December 31, 2019, respectively. Additionally, the Company had 182,630 and 122,198 shares outstanding at June 30, 2020 and December 31, 2019, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On February 26, 2020, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. During the first quarter of 2020, the Company repurchased 734,117 shares for $19.5 million. Of those repurchases, $12.6 million were part of the previous authorization from August 2016. That authorization has been completed. The remaining authorization under the new program as of June 30, 2020 was $43.1 million.

Note 13 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 30,569,011 and 31,139,044 shares of Class A common stock outstanding as of June 30, 2020 and 2019, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and six months ended June 30, 2020 and 2019.

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$17,705	$20,282	$33,529	$39,204
Less: income allocated to participating securities	(37)	(26)	(61)	(44)
Income allocated to common shareholders	$17,668	$20,256	$33,468	$39,160
Weighted average shares outstanding for basic earnings per common share	30,731,758	31,155,264	30,944,617	31,058,761
Dilutive effect of equity awards	125,848	449,394	183,467	499,854
Weighted average shares outstanding for diluted earnings per common share	30,857,606	31,604,658	31,128,084	31,558,615
Basic earnings per share	$0.57	$0.65	$1.08	$1.26
Diluted earnings per share	0.57	0.64	1.08	1.24

The Company had 825,031 and 683,384 outstanding stock options to purchase common stock at weighted average exercise prices of $26.11 and $26.56 per share at June 30, 2020 and 2019, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 335,560 and 298,882 unvested restricted shares and performance stock units issued as of June 30, 2020 and 2019, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and performance stock units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2020 and December 31, 2019.

Information about the valuation methods used to measure fair value is provided in note 16.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	location	2020	2019	Location	2020	2019
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	$1,171	Other liabilities	$48,616	$13,537
Total derivatives designated as hedging instruments		$—	$1,171		$48,616	$13,537

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$22,646	$9,004	Other liabilities	$22,737	$9,021
Interest rate lock commitments	Other assets	9,251	1,499	Other liabilities	181	141
Forward contracts	Other assets	10	16	Other liabilities	2,383	299
Total derivatives not designated as hedging instruments		$31,907	$10,519		$25,301	$9,461

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2020, the Company had interest rate swaps with a notional amount of $406.0 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2019, the Company had interest rate swaps with a notional amount of $403.7 million, that were designated as fair value hedges. These interest rate swaps were associated with $409.2 million and $405.9 million of the Company’s fixed-rate loans included in loans receivable on the statements of financial condition as of June 30, 2020 and December 31, 2019, respectively, before a gain of $49.8 million and $13.9 million from the fair value hedge adjustment in the carrying amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2020, the Company had matched interest rate swap transactions with an aggregate notional amount of $511.8 million related to this program. As of December 31, 2019, the Company had matched interest rate swap transactions with an aggregate notional amount of $478.9 million related to this program.

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

The Company had interest rate lock commitments with a notional value of $388.7 million and forward contracts with a notional value of $402.3 million at June 30, 2020. At December 31, 2019, the Company had interest rate lock commitments with a notional value of $99.8 million and forward contracts with a notional value of $181.5 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
hedging relationships	derivatives	2020	2019	2020	2019
Interest rate products	Interest and fees on loans	$31,037	$(7,514)	$(3,733)	$(17,600)
Total		$31,037	$(7,514)	$(3,733)	$(17,600)

	Location of gain (loss)	Amount of (loss) gain recognized in income on hedged items
	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
Hedged items	hedged items	2020	2019	2020	2019
Interest rate products	Interest and fees on loans	$(31,654)	$4,780	$2,124	$14,917
Total		$(31,654)	$4,780	$2,124	$14,917

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
as hedging instruments	derivatives	2020	2019	2020	2019
Interest rate products	Other non-interest expense	$(50)	$(290)	$(73)	$(563)
Interest rate lock commitments	Mortgage banking income	3,428	616	10,931	1,768
Forward contracts	Mortgage banking income	3,617	(1,502)	(2,090)	(2,302)
Total		$6,995	$(1,176)	$8,768	$(1,097)

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

As of June 30, 2020, the termination value of derivatives in a net liability position related to these agreements was $73.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of June 30, 2020, the Company had posted $80.1 million in eligible collateral. If the Company had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Commitments to fund loans	$318,900	$249,914
Unfunded commitments under lines of credit	571,131	600,407
Commercial and standby letters of credit	10,415	11,929
Total unfunded commitments	$900,446	$862,250

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. The Company recorded a repurchase reserve of $2.7 million and $2.6 million at June 30, 2020 and December 31, 2019, respectively, which is included in other liabilities on the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Beginning balance	$2,790	$3,275	$2,589	$3,286
Provision charged to (released from) operating expense, net	41	(560)	320	(528)
Charge-offs	(106)	(82)	(184)	(125)
Ending balance	$2,725	$2,633	$2,725	$2,633

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

Level 1 inputs are considered to be the most transparent and reliable and level 3 inputs are considered to be the least transparent and reliable. The Company assumes the use of the principal market to conduct a transaction of each particular asset or liability being measured and then considers the assumptions that market participants would use when pricing the asset or liability. Whenever possible, the Company first looks for quoted prices for identical assets or liabilities in active markets (level 1 inputs) to value each asset or liability. However, when inputs from identical assets or liabilities on active markets are not available, the Company utilizes market observable data for similar assets and liabilities. The Company maximizes the use of observable inputs and limits the use of unobservable inputs to occasions when observable inputs are not available. The need to use unobservable inputs generally results from the lack of market liquidity of the actual financial instrument or of the underlying collateral. While third-party price indications may be available in those cases, limited trading activity can challenge the observability of those inputs.

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the six months ended June 30, 2020 and 2019, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At June 30, 2020 and December 31, 2019, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 86.3% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$101,053	$—	$101,053
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	506,704	—	506,704
Municipal securities	—	394	—	394
Corporate debt	—	2,000	—	2,000
Loans held for sale	—	204,856	—	204,856
Interest rate swap derivatives	—	22,646	—	22,646
Mortgage banking derivatives	—	—	9,261	9,261
Total assets at fair value	$—	$837,653	$9,261	$846,914
Liabilities:
Interest rate swap derivatives	$—	$71,353	$—	$71,353
Mortgage banking derivatives	—	—	2,564	2,564
Total liabilities at fair value	$—	$71,353	$2,564	$73,917

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$95,256	$—	$95,256
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	542,037	—	542,037
Municipal securities	—	372	—	372
Loans held for sale	—	117,444	—	117,444
Interest rate swap derivatives	—	10,175	—	10,175
Mortgage banking derivatives	—	—	1,515	1,515
Total assets at fair value	$—	$765,284	$1,515	$766,799
Liabilities:
Interest rate swap derivatives	$—	$22,558	$—	$22,558
Mortgage banking derivatives	—	—	440	440
Total liabilities at fair value	$—	$22,558	$440	$22,998

The table below details the changes in level 3 financial instruments during the six months ended June 30, 2020:

Mortgage banking
derivatives, net
Balance at December 31, 2019	$1,075
Gain included in earnings, net	8,841
Fees and costs included in earnings, net	(3,219)
Balance at June 30, 2020	$6,697

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 3% - 26% with a weighted average discount rate of 16.8%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At June 30, 2020, the Company recorded a specific reserve of $1.3 million related to six loans with a carrying balance of $4.4 million. At June 30, 2019, the Company recorded a specific reserve of $3.9 million related to nine loans with a carrying balance of $14.5 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 9.7%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $26 thousand and $684 thousand of OREO impairments in its consolidated statements of operations during the six months ended June 30, 2020 and 2019, respectively. The fair values of OREO are derived from third-party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.5% with a weighted average rate of 9.5% at June 30, 2020 and prepayment speed assumption ranges of 18.3% to 21.3% with a weighted average rate of 18.9% at June 30, 2020 as inputs. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income on the consolidated statements of operations. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

Premises and equipment—During the second quarter of 2020, the Company approved plans to consolidate 12 banking centers throughout the Community Banks of Colorado, Bank Midwest and Hillcrest Bank markets. Premise and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process that considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third-party appraisals from certified real estate appraisers. These fair value measurements are classified as level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The Company recognized $1.6 million of impairments in its unaudited consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $8.0 million during the six months ended June 30, 2020.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding the assets recorded at fair value on a non-recurring basis during the six months ended June 30, 2020 and 2019:

	June 30, 2020
	Total	Losses from fair value changes
Individually evaluated loans	$33,075	$1,349
Premises and equipment	8,024	1,631
Mortgage servicing rights	4,035	1,102
Total	$45,134	$4,082

	June 30, 2019
	Total	Losses from fair value changes
Individually evaluated loans	$40,398	$508
Other real estate owned	7,054	684
Mortgage servicing rights	2,944	277
Total	$50,396	$1,469

The Company did not record any liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2020.

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

The fair value of financial instruments at June 30, 2020 and December 31, 2019, including methods and assumptions utilized for determining fair value of financial instruments are set forth below:

	Level in fair value	June 30, 2020		December 31, 2019
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$142,385	$142,385	$110,190	$110,190
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	101,053	101,053	95,256	95,256
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	506,704	506,704	542,037	542,037
Municipal securities available-for-sale	Level 2	394	394	372	372
Municipal securities available-for-sale	Level 3	115	115	115	115
Corporate debt	Level 2	2,000	2,000	—	—
Other available-for-sale securities	Level 3	469	469	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	165,638	169,670	127,560	128,770
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	49,545	49,986	55,324	54,971
Non-marketable securities	Level 2	30,188	30,188	29,751	29,751
Loans receivable	Level 3	4,782,383	4,980,008	4,415,406	4,481,209
Loans held for sale	Level 2	204,856	204,856	117,444	117,444
Accrued interest receivable	Level 2	19,844	19,844	19,157	19,157
Interest rate swap derivatives	Level 2	22,646	22,646	10,175	10,175
Mortgage banking derivatives	Level 3	9,261	9,261	1,515	1,515
LIABILITIES
Deposit transaction accounts	Level 2	4,362,326	4,362,326	3,678,979	3,678,979
Time deposits	Level 2	1,051,563	1,062,353	1,058,153	1,058,354
Securities sold under agreements to repurchase	Level 2	24,504	24,504	56,935	56,935
Federal Home Loan Bank advances	Level 2	15,000	15,073	207,675	207,890
Accrued interest payable	Level 2	8,530	8,530	9,328	9,328
Interest rate swap derivatives	Level 2	71,353	71,353	22,558	22,558
Mortgage banking derivatives	Level 3	2,564	2,564	440	440

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and six months ended June 30, 2020, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2019, 2018 and 2017. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We also believe that our established presence in our core markets of Colorado, the greater Kansas City region, New Mexico, Texas and Utah, which are outperforming national averages, positions us well for growth opportunities. As of June 30, 2020, we had $6.4 billion in assets, $4.8 billion in loans, $5.4 billion in deposits and $0.8 billion in equity.

Recent Events

The COVID-19 pandemic has caused substantial disruption to the communities we serve and has changed the way we live and work. We continue to remain committed to ensuring our associates, clients, and communities are receiving the support they need during these challenging times. All of our banking centers remain operational through our drive-thru services and on an appointment-only basis in the lobbies. We have leveraged our digital banking platform with our clients, and we have implemented a four-phase return to office plan for our associates. Our teams have been working diligently to support our clients who are experiencing financial hardship due to COVID-19 through participation in the SBA’s Paycheck Protection Program and loan modifications, as needed. The length of the pandemic and the efficacy of the extraordinary government-mandated measures that have been put into place to address it are still unknown, but have already had, and are likely to continue to have, a significantly negative impact to the U.S. labor market, consumer spending and business operations.

The Company shifted its strategic priorities in March 2020 to address the impacts from the COVID-19 pandemic. We remain focused on our priorities to 1) protect the health of our associates and clients, 2) ensure the safety and soundness of our bank, and 3) act on every opportunity to prudently support our clients and the communities where we do business.

Operating Highlights and Key Challenges

Profitability and returns

●

Net income was $33.5 million, or $1.08 per diluted share, for the six months ended June 30, 2020, compared to net income of $39.2 million, or $1.24 per diluted share, for the same period in the prior year. Net income during the six months ended June 30, 2020 included $1.3 million, after tax, of expenses related to banking center consolidations. Adjusting for these expenses, net income would have been $34.8 million, or $1.12 per diluted share.

●

The six months ended June 30, 2020 included a $16.4 million loan loss provision from the CECL model, driven by deteriorating economic conditions caused by the impact of COVID-19, compared to a loan loss provision of $4.8 million for the six months ended June 30, 2019.

●

The return on average tangible assets was 1.14% for the six months ended June 30, 2020, compared to 1.41% for the same period in the prior year. Adjusting for the banking center consolidation-related expense, the return on average tangible assets for the six months ended June 30, 2020 was 1.19%.

●

The return on average tangible common equity was 10.38% for the six months ended June 30, 2020, compared to 13.30% for the same period in the prior year. Adjusting for the banking center consolidation-related expense, the return on average tangible common equity for the six months ended June 30, 2020 was 10.78%.

Strategic execution

●	Pro-actively continue to address the impacts of the COVID-19 pandemic through executing on our priorities as detailed in the “Recent Events” section above.
●	Funded $358.8 million in SBA Paycheck Protection Program loans for 2,164 clients.
●

As part of our continued focus on improving operating efficiencies and investing in digital solutions for our clients, during the second quarter of 2020, we approved plans to consolidate 12 banking centers throughout the Community Banks of Colorado, Bank Midwest and Hillcrest Bank markets. An expense of $1.7 million was recorded to non-interest expense during the second quarter of 2020 related to the consolidations.

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

Loan portfolio

●

Total loans ended the quarter at $4.8 billion and increased $367.0 million, or 8.3%, since December 31, 2019, primarily driven by PPP loans originated during the second quarter of 2020. Commercial loan growth, excluding PPP loans, totaled $49.6 million, or 1.7%.

●	Total loan originations during the six months ended June 30, 2020 were $754.5 million, led by PPP loans of $358.8 million and commercial loan originations, excluding PPP loans, of $216.1 million.
●

COVID-related loan modifications are handled individually on a relationship basis. During the six months ended June 30, 2020, $492.4 million, or 10.3%, of total loans were modified due to the impact from COVID-19.

Credit quality

●

Provision for loan losses totaled $16.4 million during the first six months of 2020, net of a $0.1 million reduction in unfunded loan commitment reserves, to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19.

●	Net charge-offs to average total loans for the six months ended June 30, 2020 totaled 0.04%, annualized, compared to 0.19% for the full year ended December 31, 2019.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual TDRs) improved to 0.42% of total loans, compared to 0.49% at December 31, 2019. Non-performing assets to total loans and OREO improved to 0.55% at June 30, 2020, compared to 0.66% at December 31, 2019. Excluding PPP loans, non-performing loans to total loans were 0.45%, and non-performing assets to total loans and OREO were 0.60%.

●

Allowance for credit loss balance increased by 54.8% from December 31, 2019 to June 30, 2020 due to the adoption of CECL on January 1, 2020 and the impact of continued deteriorating economic conditions driven by the COVID-19 pandemic. The allowance for credit losses totaled 1.26% of total loans compared to 0.88% at December 31, 2019. Excluding PPP loans, the allowance for credit losses totaled 1.36% of total loans at June 30, 2020.

Client deposit funded balance sheet

●	Average non-interest bearing demand deposits increased $154.9 million, or 13.7% during the six months ended June 30, 2020, compared to the same period in the prior year.
●	Total deposits averaged $5.0 billion during the six months ended June 30, 2020, increasing 6.8%, compared to $4.6 billion for the same period in the prior year.
●	Time deposits averaged $1.1 billion during the six months ended June 30, 2020, decreasing $28.6 million, or 2.6%, from the same period in the prior year.

●	The mix of transaction deposits to total deposits improved 370 basis points to 80.6% at June 30, 2020, compared to 76.9% at June 30, 2019.
●	Cost of deposits totaled 0.55%, decreasing nine basis points from December 31, 2019, and the cost of funds totaled 0.76%, decreasing 20 basis points from December 31, 2019.

Revenues

●

Fully taxable equivalent (“FTE”) net interest income totaled $100.2 million during the six months ended June 30, 2020 and decreased $5.9 million, or 5.6%, compared to the same period in the prior year due to the decline in short-term interest rates as a result of monetary policy actions by the Federal Reserve.

●

The FTE net interest margin narrowed 41 basis points to 3.62% for the six months ended June 30, 2020, as compared to the same period in the prior year due to lower earning asset yields. The yield on earning assets decreased 55 basis points, led by a 74 basis point decrease in the originated loan portfolio yields due to the decline in short-term interest rates as a result of monetary policy actions by the Federal Reserve. The cost of funds decreased 18 basis points to 0.76%.

●

Non-interest income totaled $62.4 million during the six months ended June 30, 2020, increasing $24.7 million from the six months ended June 30, 2019, primarily driven by an increase of $27.0 million, or 155.6%, in mortgage banking income. Service charges and bank card fees decreased a combined $1.7 million, and other non-interest income decreased $0.9 million from the same period during the prior year.

Expenses

●

Non-interest expense totaled $102.4 million during the six months ended June 30, 2020, representing an increase of $11.6 million, or 12.8%, from the six months ended June 30, 2019. Salaries and benefits increased $11.1 million due to higher mortgage banking commissions. Banking center consolidation-related expense totaling $1.7 million was incurred during 2020. Other non-interest expense decreased $1.3 million largely due to a decrease in FDIC deposit insurance fees and marketing and development expense.

●

Income tax expense totaled $7.7 million during the six months ended June 30, 2020, compared to $6.5 million during the six months ended June 30, 2019. Included in income tax expense was $0.1 million of expense and $2.1 million of benefit from stock compensation activity during the first six months of 2020 and 2019, respectively. Adjusting for stock compensation activity, the effective tax rate for the first six months of 2020 was 18.3%, compared to 19.0% in the prior period. The lower rate compared to the statutory rate reflects the continued success of our tax strategies and tax exempt income.

Strong capital position

●

Capital ratios are strong as our capital position remains in excess of federal bank regulatory thresholds. As of June 30, 2020, our consolidated tier 1 leverage ratio was 10.53% and our common equity tier 1 and consolidated tier 1 risk based capital ratios were 13.21%.

●	The Bank maintains ample liquidity with access to $1.0 billion in readily available funds.
●

At June 30, 2020, common book value per share was $25.42. The tangible common book value per share increased $0.78 to $21.67 at June 30, 2020, compared to December 31, 2019, as the earnings and positive fair market value adjustments in the available-for-sale securities portfolio outpaced the share repurchases, dividends and CECL cumulative effect adjustment.

Key Challenges

There are a number of significant challenges confronting us and our industry. We face continual challenges implementing our business strategy, including growing the assets, particularly loans, and deposits of our business amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive environment. Prevailing interest rates began decreasing in mid-2019 and have continued to decrease as a result of five Federal Reserve rate cuts from August 2019 through June 30, 2020.

General economic conditions continue to decline as a result of the COVID-19 pandemic. While we continue to respond quickly and prudently to minimize any disruptions to our business, our clients and communities are facing significant changes and disruption. The markets in which we do business have been subject to shelter-in-place orders, which forced non-essential businesses to close temporarily. Our markets are in varying phases of reopening plans and are subject to varying state and local mandates, and many businesses continue to be impacted by these actions. Our banking centers remain open by appointment-only and through drive-thru services. We have leveraged our digital banking platform, and are currently executing a four-phase return to office plan for all associates. Our teams have been working diligently to support our clients experiencing financial hardship due to COVID-19 through participation in the SBA’s Paycheck Participation Program and loan modifications as needed. The length of the pandemic and the efficacy of the extraordinary government-mandated measures that have been put into place to address it are still unknown, but have already had, and are likely to continue to have, a significantly negative impact to the U.S. labor market, consumer spending and business operations.

Our markets have historically outperformed the national averages on many key indicators; however, the economic impact from the COVID-19 pandemic is continuing to cause economic strain nationally and across all of our markets. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

As of June 30, 2020, the Company had low exposure to industries highly impacted by the COVID-19 pandemic. Within the commercial loan segment, restaurants were 4.5%, retailers 2.5%, hospital/medical 4.5% and oil and gas 1.0% of total loans. Within the commercial real estate non-owner occupied loan segment, hotel and lodging was 3.8%, multifamily 2.0% and retail 1.2% of total loans. The Company had no direct exposure to other industries and loan types more highly impacted by the pandemic including aviation, cruise lines, energy services, auto manufacturing/dealer floor plans, hedge funds, gaming and casinos, convention centers, credit cards, malls and taxi/ride share businesses. Furthermore, the Company had no consumer credit card, indirect auto or car leasing exposure.

The agriculture industry is in the sixth year of depressed commodity prices and is also being impacted by the COVID-19 pandemic. Our food and agribusiness portfolio is only 4.6% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.1% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our loans outstanding portfolio at June 30, 2020 totaled $4.8 billion, representing an increase of $367.0 million, or 8.3%, compared to December 31, 2019. Excluding PPP loans totaling $348.7 million, loans grew $18.3 million, or 0.4%, compared to December 31, 2019. During the six months ended June 30, 2020, our weighted average rate on new loans funded at the time of origination was 3.20% (FTE), compared to the weighted average yield of our originated loan portfolio of 4.15% (FTE). Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans and other high-quality earning assets as well as Federal Reserve interest rate policy decisions.

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

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2020	2019	2019	2020	2019
Key Ratios(1)
Return on average assets	1.13%	1.31%	1.39%	1.11%	1.37%
Return on average tangible assets(2)	1.16%	1.35%	1.44%	1.14%	1.41%
Return on average tangible assets, adjusted(2)(10)	1.25%	1.35%	1.44%	1.19%	1.41%
Return on average equity	9.23%	10.13%	11.17%	8.72%	11.01%
Return on average tangible common equity(2)	10.98%	12.07%	13.45%	10.38%	13.30%
Return on average tangible common equity, adjusted(2)(10)	11.78%	12.07%	13.45%	10.78%	13.30%
Loan to deposit ratio (end of period)	88.34%	93.21%	92.37%	88.34%	92.37%
Non-interest bearing deposits to total deposits (end of period)	27.76%	25.01%	24.90%	27.76%	24.90%
Net interest margin(4)	3.30%	3.68%	3.91%	3.53%	3.93%
Net interest margin FTE(2)(4)(9)	3.39%	3.77%	4.00%	3.62%	4.03%
Interest rate spread FTE(2)(5)(9)	3.19%	3.49%	3.72%	3.40%	3.77%
Yield on earning assets(3)	3.75%	4.35%	4.63%	4.06%	4.61%
Yield on earning assets FTE(2)(3)(9)	3.84%	4.44%	4.73%	4.16%	4.71%
Cost of interest bearing liabilities(3)	0.65%	0.95%	1.01%	0.76%	0.94%
Cost of deposits	0.47%	0.64%	0.66%	0.55%	0.62%
Non-interest income to total revenue FTE(2)	44.40%	28.19%	27.76%	38.35%	26.21%
Non-interest expense to average assets	3.42%	3.09%	3.19%	3.38%	3.17%
Non-interest expense to average assets, adjusted(1)(10)	3.31%	3.09%	3.19%	3.33%	3.17%
Efficiency ratio(2)	62.05%	64.82%	63.10%	63.63%	63.84%
Efficiency ratio FTE(2)(9)	61.13%	63.66%	62.01%	62.63%	62.73%
Efficiency ratio FTE, adjusted(2)(9)(10)	59.17%	63.66%	62.01%	61.58%	62.73%

Total Loans Asset Quality Data(6)(7)(8)
Non-performing loans to total loans	0.42%	0.49%	0.78%	0.42%	0.78%
Non-performing loans to total loans excluding PPP loans	0.45%	0.49%	0.78%	0.45%	0.78%
Non-performing assets to total loans and OREO	0.55%	0.66%	0.94%	0.55%	0.94%
Non-performing assets to total loans and OREO excluding PPP loans	0.60%	0.66%	0.94%	0.60%	0.94%
Allowance for credit losses to total loans	1.26%	0.88%	0.93%	1.26%	0.93%
Allowance for credit losses to total loans excluding PPP loans	1.36%	0.88%	0.93%	1.36%	0.93%
Allowance for credit losses to non-performing loans	302.34%	179.62%	118.93%	302.34%	118.93%
Net charge-offs to average loans	0.05%	0.07%	0.02%	0.04%	0.02%
Net charge-offs to average loans excluding PPP loans	0.05%	0.07%	0.02%	0.04%	0.02%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities or loans are excluded from interest earning assets.
(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(6)	Non-performing loans consist of non-accruing loans and restructured loans on non-accrual.
(7)	Non-performing assets include non-performing loans and OREO.
(8)	Total loans are net of unearned discounts and fees.
(9)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,301, $1,290 and $1,285 for the three months ended June 30, 2020, December 31, 2019 and June 30, 2019, respectively. The taxable equivalent adjustments included above are $2,568 and $2,512 for the six months ended June 30, 2020 and June 30, 2019, respectively.

(10)	Ratios are adjusted for banking center consolidation-related expense. See non-GAAP reconciliations below.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	June 30,	December 31,	June 30,
	2020	2019	2019
Total shareholders’ equity	$776,967	$766,920	$733,917
Less: goodwill and core deposit intangible assets, net	(123,166)	(123,758)	(124,350)
Add: deferred tax liability related to goodwill	8,698	8,241	7,784
Tangible common equity (non-GAAP)	$662,499	$651,403	$617,351

Total assets	$6,385,431	$5,895,512	$5,858,002
Less: goodwill and core deposit intangible assets, net	(123,166)	(123,758)	(124,350)
Add: deferred tax liability related to goodwill	8,698	8,241	7,784
Tangible assets (non-GAAP)	$6,270,963	$5,779,995	$5,741,436

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	12.17%	13.01%	12.53%
Less: impact of goodwill and core deposit intangible assets, net	(1.61)%	(1.74)%	(1.78)%
Tangible common equity to tangible assets (non-GAAP)	10.56%	11.27%	10.75%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$662,499	$651,403	$617,351
Divided by: ending shares outstanding	30,569,011	31,176,627	31,139,044
Tangible common book value per share (non-GAAP)	$21.67	$20.89	$19.83

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$662,499	$651,403	$617,351
Accumulated other comprehensive income, net of tax	(12,195)	(2,062)	(1,506)
Tangible common book value, excluding accumulated other comprehensive income, net of tax (non-GAAP)	650,304	649,341	615,845
Divided by: ending shares outstanding	30,569,011	31,176,627	31,139,044
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$21.27	$20.83	$19.78

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2020	2019	2019	2020	2019
Net income	$17,705	$19,519	$20,282	$33,529	$39,204
Add: impact of core deposit intangible amortization expense, after tax	227	225	225	454	450
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$17,932	$19,744	$20,507	$33,983	$39,654

Average assets	$6,318,596	$5,924,459	$5,844,561	$6,090,724	$5,778,159
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(114,631)	(115,665)	(116,712)	(114,779)	(116,858)
Average tangible assets (non-GAAP)	$6,203,965	$5,808,794	$5,727,849	$5,975,945	$5,661,301

Average shareholders' equity	$771,593	$764,694	$728,091	$772,986	$718,017
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(114,631)	(115,665)	(116,712)	(114,779)	(116,858)
Average tangible common equity (non-GAAP)	$656,962	$649,029	$611,379	$658,207	$601,159

Return on average assets	1.13%	1.31%	1.39%	1.11%	1.37%
Return on average tangible assets (non-GAAP)	1.16%	1.35%	1.44%	1.14%	1.41%
Return on average equity	9.23%	10.13%	11.17%	8.72%	11.01%
Return on average tangible common equity (non-GAAP)	10.98%	12.07%	13.45%	10.38%	13.30%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2020	2019	2019	2020	2019
Interest income	$53,744	$59,616	$62,193	$112,412	$121,613
Add: impact of taxable equivalent adjustment	1,301	1,290	1,285	2,568	2,512
Interest income FTE (non-GAAP)	$55,045	$60,906	$63,478	$114,980	$124,125

Net interest income	$47,328	$50,388	$52,491	$97,675	$103,657
Add: impact of taxable equivalent adjustment	1,301	1,290	1,285	2,568	2,512
Net interest income FTE (non-GAAP)	$48,629	$51,678	$53,776	$100,243	$106,169

Average earning assets	$5,766,672	$5,438,041	$5,387,156	$5,562,538	$5,317,596
Yield on earning assets	3.75%	4.35%	4.63%	4.06%	4.61%
Yield on earning assets FTE (non-GAAP)	3.84%	4.44%	4.73%	4.16%	4.71%
Net interest margin	3.30%	3.68%	3.91%	3.53%	3.93%
Net interest margin FTE (non-GAAP)	3.39%	3.77%	4.00%	3.62%	4.03%

Efficiency Ratio

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2020	2019	2019	2020	2019
Net interest income	$47,328	$50,388	$52,491	$97,675	$103,657
Add: impact of taxable equivalent adjustment	1,301	1,290	1,285	2,568	2,512
Net interest income, FTE (non-GAAP)	$48,629	$51,678	$53,776	$100,243	$106,169

Non-interest income	$38,837	$20,282	$20,660	$62,369	$37,711

Non-interest expense	$53,760	$46,107	$46,451	$102,431	$90,845
Less: core deposit intangible asset amortization	(296)	(296)	(296)	(592)	(592)
Non-interest expense, adjusted for core deposit intangible asset amortization	$53,464	$45,811	$46,155	$101,839	$90,253

Non-interest expense, adjusted for core deposit intangible asset amortization	$53,464	$45,811	$46,155	$101,839	$90,253
Banking center consolidation-related expense	(1,708)	—	—	(1,708)	—
Adjusted non-interest expense (non-GAAP)	$51,756	$45,811	$46,155	$100,131	$90,253

Efficiency ratio	62.05%	64.82%	63.10%	63.63%	63.84%
Efficiency ratio FTE (non-GAAP)	61.13%	63.66%	62.01%	62.63%	62.73%
Adjusted efficiency ratio FTE (non-GAAP)	59.17%	63.66%	62.01%	61.58%	62.73%

Adjusted Financial Results

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2020	2019	2019	2020	2019
Adjustments to net income:
Net income	$17,705	$19,519	$20,282	$33,529	$39,204
Adjustments(1)	1,310	—	—	1,310	—
Adjusted net income (non-GAAP)	$19,015	$19,519	$20,282	$34,839	$39,204

Adjustments to earnings per share:
Earnings per share - diluted	$0.57	$0.62	$0.64	$1.08	$1.24
Adjustments(1)	0.05	—	—	0.04	—
Adjusted earnings per share - diluted (non-GAAP)	$0.62	$0.62	$0.64	$1.12	$1.24

Adjustments to return on average tangible assets:
Adjusted net income (non-GAAP)	$19,015	$19,519	$20,282	$34,839	$39,204
Add: impact of core deposit intangible amortization expense, after tax	227	225	225	454	450
Net income adjusted for impact of core deposit intangible amortization expense, after tax	19,242	19,744	20,507	35,293	39,654
Average tangible assets (non-GAAP)	6,203,965	5,808,794	5,727,849	5,975,945	5,661,301
Adjusted return on average tangible assets (non-GAAP)	1.25%	1.35%	1.44%	1.19%	1.41%

Adjustments to return on average tangible common equity:
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$19,242	$19,744	$20,507	$35,293	$39,654
Average tangible common equity (non-GAAP)	656,962	649,029	611,379	658,207	601,159
Adjusted return on average tangible common equity (non-GAAP)	11.78%	12.07%	13.45%	10.78%	13.30%

Adjustments to non-interest expense:
Non-interest expense	$53,760	$46,107	$46,451	$102,431	$90,845
Adjustments(1)	1,708	—	—	1,708	—
Adjusted non-interest expense (non-GAAP)	52,052	46,107	46,451	100,723	90,845
Non-interest expense to average assets, adjusted (non-GAAP)	3.31%	3.09%	3.19%	3.33%	3.17%

(1) Adjustments:
Non-interest expense adjustments:
Banking center consolidation-related expense	$1,708	$—	$—	$1,708	$—
Tax expense impact	(398)	—	—	(398)	—
Adjustments (non-GAAP)	$1,310	$—	$—	$1,310	$—

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

Financial Condition

Total assets increased to $6.4 billion at June 30, 2020 from $5.9 billion at December 31, 2019. Total loans increased 8.3% or $367.0 million, cash and cash equivalents increased 29.2% or $32.2 million, and other assets increased 11.1% or $21.6 million. The allowance for credit losses increased 54.8% or $60.5 million at June 30, 2020 from $39.1 million at December 31, 2019, and included a CECL adoption day 1 increase of $5.8 million, partially offsetting the increase in total assets.

During the first six months of 2020, lower cost demand, savings and money market deposits (“transaction deposits”) increased $683.3 million, or 37.4% annualized, compared to December 31, 2019, as we continued to develop full banking relationships with our clients. Additionally, our clients used their core operating accounts for PPP funds and economic stimulus checks, which aided the strong deposit growth. The increase in transaction deposits provided low-cost funding utilized to fund PPP loans and pay down short-term borrowings.

Investment securities

Available-for-sale

At June 30, 2020, available-for-sale investment securities decreased 4.3%, compared to December 31, 2019, due to maturities and paydowns totaling $110.1 million. Purchases of available-for-sale securities during the six months ended June 30, 2020 totaled $69.6 million. Maturities and paydowns of available-for-sale securities during the six months ended June 30, 2019 totaled $97.6 million. There were no purchases of available-for-sale securities during the six months ended June 30, 2019.

Our available-for-sale investment securities portfolio is summarized as follows as of the dates indicated:

	June 30, 2020				December 31, 2019
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$98,126	$101,053	16.5%	2.02%	$93,770	$95,256	14.9%	2.59%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	495,544	506,704	83.0%	1.70%	543,275	542,037	84.9%	2.13%
Municipal securities	495	509	0.1%	3.59%	495	487	0.1%	3.60%
Corporate debt	2,000	2,000	0.3%	5.88%	—	—	—	—
Other securities	469	469	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$596,634	$610,735	100.0%	1.76%	$638,009	$638,249	100.0%	2.20%

As of June 30, 2020 and December 31, 2019, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 2.2 years and 2.9 years at June 30, 2020 and December 31, 2019, respectively. This estimate is based on assumptions and actual results may differ. At June 30, 2020 and December 31, 2019, the duration of the total available-for-sale investment portfolio was 2.1 years and 2.7 years, respectively.

At June 30, 2020 and December 31, 2019, adjustable rate securities comprised 2.6% and 2.8%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.39% per annum and 2.40% per annum at June 30, 2020 and December 31, 2019, respectively.

The available-for-sale investment portfolio included $14.2 million and $5.3 million of unrealized gains and $0.1 million and $5.1 million of unrealized losses at June 30, 2020 and December 31, 2019, respectively. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

 Held-to-maturity

At June 30, 2020, held-to-maturity investment securities increased 17.7%, compared to December 31, 2019, due to purchases totaling $67.4 million. Maturities and paydowns of held-to-maturity securities totaled $34.2 million and $28.2 million during the six months ended June 30, 2020 and 2019, respectively. There were no purchases of held-to-maturity securities during the six months ended June 30, 2019.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2020				December 31, 2019
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$165,638	$169,670	77.0%	2.41%	$127,560	$128,770	69.7%	3.19%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	49,545	49,986	23.0%	1.24%	55,324	54,971	30.3%	1.90%
Total investment securities held-to-maturity	$215,183	$219,656	100.0%	2.14%	$182,884	$183,741	100.0%	2.80%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $4.5 million and $1.3 million of unrealized gains and $0.0 million and $0.5 million of unrealized losses at June 30, 2020 and December 31, 2019, respectively.

The Company does not measure expected credit losses on a financial asset, or group of financial assets, in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Management evaluated held-to-maturity securities noting they are backed by loans guaranteed by either U.S. government agencies or U.S. government sponsored entities, and management believes that default is highly unlikely given this governmental backing and long history without credit losses. Additionally, management notes that yields on which the portfolio generally trades are based upon market views of prepayment and liquidity risk and not credit risk. The Company has no intention to sell the securities and believes it will not be required to sell the securities before the recovery of their amortized cost.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of June 30, 2020 and December 31, 2019 was 2.1 years and 2.4 years, respectively.

This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 2.0 years and 2.3 years as of June 30, 2020 and December 31, 2019, respectively.

Loans overview

At June 30, 2020, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date.

The table below shows the loan portfolio composition at the respective dates:

			June 30, 2020 vs.
			December 31, 2019
	June 30, 2020	December 31, 2019	% Change
Originated:
Commercial:
Commercial and industrial	$1,360,679	$1,380,248	(1.4)%
Municipal and non-profit	912,287	833,707	9.4%
Owner-occupied commercial real estate	455,846	414,477	10.0%
Food and agribusiness	213,789	245,320	(12.9)%
PPP loans	348,689	—	100.0%
Total commercial	3,291,290	2,873,752	14.5%
Commercial real estate non-owner occupied	540,412	505,479	6.9%
Residential real estate	631,032	651,656	(3.2)%
Consumer	20,370	21,030	(3.1)%
Total originated	4,483,104	4,051,917	10.6%

Acquired:
Commercial:
Commercial and industrial	27,461	31,284	(12.2)%
Municipal and non-profit	593	3,819	(84.5)%
Owner-occupied commercial real estate	65,052	75,645	(14.0)%
Food and agribusiness	6,237	7,807	(20.1)%
Total commercial	99,343	118,555	(16.2)%
Commercial real estate non-owner occupied	101,412	125,426	(19.1)%
Residential real estate	97,982	118,762	(17.5)%
Consumer	542	746	(27.3)%
Total acquired	299,279	363,489	(17.7)%
Total loans	$4,782,383	$4,415,406	8.3%

Our loan portfolio increased $367.0 million, or 16.7% annualized, since December 31, 2019, primarily driven by PPP loans of $348.7 million, which are fully guaranteed by the SBA. Commercial loans, excluding PPP loans, increased $49.6 million. Excluding PPP loans, the loan portfolio increased $18.3 million, or 0.8% annualized, since December 31, 2019.

Our commercial and industrial loan portfolio is comprised of diverse industry segments, and our ability to generate new relationships with small- to medium-sized businesses has driven strong loan growth within these segments. At June 30, 2020, these segments included finance and financial services, primarily lender finance loans, of $343.8 million, hospital/medical loans of $216.9 million, manufacturing-related loans of $132.4 million, and a variety of smaller subcategories of commercial and industrial loans. Food and agribusiness loans, which are well-diversified across food production, crop and livestock types, totaled $220.0 million and were 31.4% of the Company’s risk based capital. Crop and livestock loans represent 1.1% of total loans.

Non-owner occupied CRE loans were 91.5% of the Company’s risk based capital, or 13.4% of total loans, and no specific property type comprised more than 4.0% of total loans. The Company maintains very little exposure to retail properties, comprising 3.7% of total loans. Multi-family loans totaled $94.1 million, or 2.0% of total loans as of June 30, 2020.

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. In light of the strain placed on certain industries by the COVID-19 pandemic, the Company has carefully evaluated and continues to closely monitor our entire loan portfolio. Within the commercial loan segment, certain higher impacted industries are noted as follows: restaurants were 4.5%, retailers 2.5%, hospital/medical 4.5% and oil and gas 1.0% of total loans. Within the commercial real estate non-owner occupied loan segment, hotel and lodging was 3.8%, multifamily 2.0% and retail 1.2% of total loans. The Company had no direct exposure to other industries more highly impacted by the pandemic including aviation, cruise lines, energy services, auto manufacturing/dealer floor plans, hedge funds, gaming and casinos, convention centers, credit cards, malls and taxi/ride share businesses. Furthermore, the Company had no consumer credit card, indirect auto or car leasing exposure.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $1.3 billion over the past 12 months, led by commercial loan originations excluding PPP loans of $585.9 million and PPP loan originations of $358.8 million. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following table represents new loan originations during 2020 and 2019:

	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter
	2020	2020	2019	2019	2019
Commercial:
Commercial and industrial	$(8,726)	$118,999	$69,048	$144,554	$125,527
Municipal and non-profit	49,679	13,968	46,114	31,482	25,513
Owner occupied commercial real estate	22,078	37,372	46,965	16,149	41,380
Food and agribusiness	(10,480)	(6,787)	20,348	(4,894)	18,217
PPP loans	358,798	—	—	—	—
Total commercial	411,349	163,552	182,475	187,291	210,637
Commercial real estate non-owner occupied	18,992	80,792	41,256	79,929	36,632
Residential real estate	29,024	46,273	43,493	49,022	40,012
Consumer	2,206	2,320	2,315	2,986	3,264
Total	$461,571	$292,937	$269,539	$319,228	$290,545

Included in originations are net fundings under revolving lines of credit of ($55,826), $48,789, $1,756, $37,062, and $48,955 as of the second quarter 2020, first quarter 2020, fourth quarter 2019, third quarter 2019 and second quarter 2019, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	June 30, 2020
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$86,933	$1,077,746	$223,461	$1,388,140
Municipal and non-profit	62,349	139,947	710,584	912,880
Owner occupied commercial real estate	15,124	176,206	329,568	520,898
Food and agribusiness	73,094	120,265	26,667	220,026
PPP loans	—	348,689	—	348,689
Total commercial	237,500	1,862,853	1,290,280	3,390,633
Commercial real estate non-owner occupied	114,862	367,532	159,430	641,824
Residential real estate	26,911	42,416	659,687	729,014
Consumer	6,109	11,165	3,638	20,912
Total loans	$385,382	$2,283,966	$2,113,035	$4,782,383

	December 31, 2019
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$137,396	$1,013,753	$260,382	$1,411,531
Municipal and non-profit	26,009	126,634	684,883	837,526
Owner occupied commercial real estate	18,663	170,092	301,367	490,122
Food and agribusiness	57,159	168,827	27,142	253,128
Total commercial	239,227	1,479,306	1,273,774	2,992,307
Commercial real estate non-owner occupied	85,188	377,850	167,868	630,906
Residential real estate	27,251	49,818	693,348	770,417
Consumer	6,600	11,978	3,198	21,776
Total loans	$358,266	$1,918,952	$2,138,188	$4,415,406

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	June 30, 2020
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$296,176	4.87%	$1,005,031	3.11%	$1,301,207	3.51%
Municipal and non-profit(1)	821,904	3.57%	28,627	2.95%	850,531	3.55%
Owner occupied commercial real estate	263,720	5.00%	242,054	3.87%	505,774	4.55%
Food and agribusiness	46,873	5.09%	100,060	3.51%	146,933	4.01%
PPP loans	348,689	1.00%	—	0.00%	348,689	1.00%
Total commercial	1,777,362	4.18%	1,375,772	3.27%	3,153,134	3.73%
Commercial real estate non-owner occupied	233,153	4.71%	293,809	3.34%	526,962	3.94%
Residential real estate	300,553	3.72%	401,549	4.31%	702,102	4.06%
Consumer	11,525	5.22%	3,278	3.56%	14,803	4.85%
Total loans with > 1 year maturity	$2,322,593	3.69%	$2,074,408	3.48%	$4,397,001	3.59%

	December 31, 2019
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$294,406	4.95%	$979,730	4.39%	$1,274,136	4.52%
Municipal and non-profit(1)	779,293	3.60%	32,224	3.60%	811,517	3.60%
Owner occupied commercial real estate	235,337	4.87%	236,122	4.79%	471,459	4.99%
Food and agribusiness	50,287	5.19%	145,682	4.61%	195,969	4.76%
Total commercial	1,359,323	4.22%	1,393,758	4.46%	2,753,081	4.34%
Commercial real estate non-owner occupied	243,201	4.75%	302,516	4.46%	545,717	4.59%
Residential real estate	326,210	3.66%	416,955	4.54%	743,165	4.15%
Consumer	12,156	5.52%	3,020	4.94%	15,176	5.40%
Total loans with > 1 year maturity	$1,940,890	4.20%	$2,116,249	4.48%	$4,057,139	4.34%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $406,001 and $403,700 that have been swapped to variable rates at current market pricing at June 30, 2020 and December 31, 2019, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $729,382 and $701,825 with a weighted average rate of 3.37% and 3.41% at June 30, 2120 and December 31, 2019, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans, TDRs on non-accrual and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and six months ended June 30, 2020 was $0.3 million and $0.6 million, respectively, and $0.5 million and $0.9 million during the three and six months ended June 30, 2019, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	June 30, 2020	December 31, 2019
Non-accrual loans:
Non-accrual loans, excluding restructured loans	$15,878	$16,894
Restructured loans on non-accrual	4,121	4,854
Non-performing loans	19,999	21,748
OREO	6,491	7,300
Total non-performing assets	$26,490	$29,048

Loans 30-89 days past due and still accruing interest	$3,932	$6,350
Loans 90 days or more past due and still accruing interest	2,444	1,662
Non-accrual loans	19,999	21,748
Total past due and non-accrual loans	$26,375	$29,760
Accruing restructured loans	$20,284	$11,359
Allowance for credit losses	60,465	39,064
Non-performing loans to total loans	0.42%	0.49%
Non-performing loans to total loans excluding PPP loans	0.45%	0.49%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.47%	0.53%
Total non-performing assets to total loans and OREO	0.55%	0.66%
Total non-performing assets to total loans and OREO excluding PPP loans	0.60%	0.66%
ACL to non-performing loans	302.34%	179.62%

During the six months ended June 30, 2020, total non-performing loans decreased $1.7 million, or 8.0%, from December 31, 2019. During the six months ended June 30, 2020, accruing TDRs increased $8.9 million.

Loans 30-89 days past due and still accruing interest decreased $2.4 million from December 31, 2019 to June 30, 2020, and loans 90 days or more past due and still accruing interest increased $0.8 million from December 31, 2019 to June 30, 2020 for a collective decrease in total past due loans of $1.6 million.

The Company continues to monitor the operating status and trends of our clients to enable us to quickly detect credit deterioration and take action where needed. The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as troubled debt restructurings under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments as of December 31, 2019. As of June 30, 2020, the Company has executed COVID-related loan modifications on 10.3% of our loan portfolio totaling $492.4 million. All COVID modified loans were classified as performing as of June 30, 2020.

The following table sets forth the COVID-19 loan modifications as of the date presented:

	June 30, 2020
	Loans outstanding		Loans modified		Modification type
		Percentage of		Percentage of	3-month	3-month full	>3 month payment
	Balance	loan portfolio	Balance	loan segment	interest only	payment deferral	modification
Commercial	$3,041,944	63.7%	$265,522	8.7%	$194,955	66,771	3,796
PPP loans	348,689	7.3%	—	0.0%	—	—	—
Commercial real estate non-owner occupied	641,824	13.4%	199,204	31.0%	45,238	149,441	4,525
Residential real estate	729,014	15.2%	27,500	3.8%	15,054	12,446	—
Consumer	20,912	0.4%	219	1.0%	219	—	—
Total loans	$4,782,383	100.0%	$492,445	10.3%	$255,466	$228,658	$8,321

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

We measure expected credit losses for loans on a pooled basis when similar risk characteristics exist. We have identified four primary loan segments within the allowance for credit losses model that are further stratified into 11 loan classes to provide more granularity in analyzing loss history and to allow for more definitive qualitative adjustments based upon specific risk factors affecting each loan class. Generally, the underlying risk of loss for each of these loan segments will follow certain norms/trends in various economic environments. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Following are the loan classes within each of the four primary loan segments:

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

Net charge-offs on loans during the three months ended June 30, 2020 were $0.6 million. Provision for loan losses for funded loans of $10.1 million was recorded during the three months ended June 30, 2020 to provide for further declines in the macro-economic forecast within the CECL model as a result of COVID-19. PPP loans have no related ACL as they are fully guaranteed by the SBA.

Net charge-offs on loans during the six months ended June 30, 2020 were $1.0 million. Provision for loan losses for funded loans of $16.5 million was recorded during the six months ended June 30, 2020 to provide coverage for the impact of deteriorating economic conditions as a results of COVID-19 and to support non-PPP originated loan growth and net charge-offs. Specific reserves on loans totaled $1.3 million at June 30, 2020.

During the three and six months ended June 30, 2019, provision for loan losses of $3.2 million and $4.8 million, respectively, was recorded to support originated loan growth. Net charge-offs were $0.2 million, or 0.02%, annualized, and specific reserves on individually evaluated loans totaled $3.9 million at June 30, 2019.

The Company has elected to exclude AIR from the allowance for credit losses calculation. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income. As of June 30, 2020 and December 31, 2019, AIR from loans totaled $17.8 million and $17.2 million, respectively.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $60.5 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at June 30, 2020. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to impacts of COVID-19 on the macro-economic forecast, used in determining the ACL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	June 30, 2020	June 30, 2019
	Total loans	Total loans
Beginning allowance for credit losses	$50,956	$37,055
Charge-offs:
Commercial	(694)	(70)
Commercial real estate non owner-occupied	—	—
Residential real estate	(12)	(24)
Consumer	(146)	(200)
Total charge-offs	(852)	(294)
Recoveries	236	82
Net charge-offs	(616)	(212)
Provision for loan loss	10,125	3,239
Ending allowance for credit losses	$60,465	$40,082
Ratio of annualized net charge-offs to average total loans during the period	0.05%	0.02%
Ratio of annualized net charge-offs to average total loans excluding PPP loans during the period	0.05%	0.02%
Average total loans outstanding during the period	$4,794,466	$4,289,963
Average total loans outstanding excluding PPP loans during the period	4,512,010	4,289,963

	As of and for the six months ended
	June 30, 2020	June 30, 2019
	Total loans	Total loans
Beginning allowance for loan losses	$39,064	$35,692
Cumulative effect adjustment(1)	5,836	—
Charge-offs:
Commercial	(912)	(82)
Commercial real estate non-owner occupied	—	—
Residential real estate	(40)	(47)
Consumer	(397)	(433)
Total charge-offs	(1,349)	(562)
Recoveries	380	179
Net charge-offs	(969)	(383)
Provision for loan loss	16,534	4,773
Ending allowance for credit losses	$60,465	$40,082
Ratio of annualized net charge-offs to average total loans during the period	0.04%	0.02%
Ratio of annualized net charge-offs to average total loans excluding PPP loans during the period	0.04%	0.02%
Ratio of ACL to total loans outstanding at period end	1.26%	0.93%
Ratio of ACL to total loans outstanding excluding PPP loans at period end	1.36%	0.93%
Ratio of ACL to total non-performing loans at period end	302.34%	118.93%
Total loans	$4,782,383	$4,330,263
Average total loans outstanding during the period	4,603,393	4,209,472
Average total loans outstanding excluding PPP loans during the period	4,462,165	4,209,472
Non-performing loans	19,999	33,703

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

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	June 30, 2020
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,041,944	63.7%	$33,142	54.8%
PPP loans(1)	348,689	7.3%	—	0.0%
Commercial real estate non-owner occupied	641,824	13.4%	12,314	20.4%
Residential real estate	729,014	15.2%	14,525	24.0%
Consumer	20,912	0.4%	484	0.8%
Total	$4,782,383	100.0%	$60,465	100.0%

(1)	PPP loans are fully guaranteed by the SBA.

	December 31, 2019
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,992,307	67.8%	$30,442	77.9%
Commercial real estate non-owner occupied	630,906	14.3%	4,850	12.4%
Residential real estate	770,417	17.4%	3,468	8.9%
Consumer	21,776	0.5%	304	0.8%
Total	$4,415,406	100.0%	$39,064	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at June 30, 2020 and December 31, 2019:

					Increase (decrease)
	June 30, 2020		December 31, 2019		Amount	% Change
Non-interest bearing demand deposits	$1,502,948	27.7%	$1,184,945	25.0%	$318,003	26.8%
Interest bearing demand deposits	955,951	17.7%	738,496	15.6%	217,455	29.4%
Savings accounts	598,715	11.1%	542,531	11.5%	56,184	10.4%
Money market accounts	1,304,712	24.1%	1,213,007	25.6%	91,705	7.6%
Total transaction deposits	4,362,326	80.6%	3,678,979	77.7%	683,347	18.6%
Time deposits < $250,000	872,243	16.1%	894,459	18.9%	(22,216)	(2.5)%
Time deposits > $250,000	179,320	3.3%	163,694	3.4%	15,626	9.5%
Total time deposits	1,051,563	19.4%	1,058,153	22.3%	(6,590)	(0.6)%
Total deposits	$5,413,889	100.0%	$4,737,132	100.0%	$676,757	14.3%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $250,000 as of June 30, 2020:

June 30, 2020
Three months or less	$38,340
Over 3 months through 6 months	20,699
Over 6 months through 12 months	36,522
Thereafter	83,759
Total time deposits > $250,000	$179,320

At June 30, 2020 and December 31, 2019, time deposits that were scheduled to mature within 12 months totaled $618.7 million and $726.9 million, respectively. Of the time deposits scheduled to mature within 12 months at June 30, 2020, $95.6 million were in denominations of $250,000 or more, and $523.1 million were in denominations less than $250,000.

Other borrowings

As of June 30, 2020 and December 31, 2019, the Bank sold securities under agreements to repurchase totaling $24.5 million and $56.9 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.0 billion at June 30, 2020. The Bank utilizes its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At June 30, 2020 and December 31, 2019, the Bank had $0.0 million and $192.7 million in line of credit advances from the FHLB, respectively, that matured within a day. At June 30, 2020 and December 2019, the Bank had one term advance totaling $15.0 million with a fixed interest rate of 2.33% and a maturity date in October 2020. On July 8, 2020, the Bank paid off its one remaining FHLB term advance totaling $15.0 million. The Bank pledged investment securities and loans as collateral for FHLB advances. Investment securities pledged were $15.9 million at June 30, 2020 and $17.6 million at December 31, 2019. Loans pledged were $1.4 billion at June 30, 2020 and $1.5 billion at December 31, 2019. Interest expense related to FHLB advances totaled $0.3 million and $1.2 million for the three and six months ended June 30, 2020, respectively, and $1.9 million and $3.4 million for the three and six months ended June 30, 2019, respectively.

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

Overview of results of operations

We recorded net income of $17.7 million and $33.5 million, or $0.57 and $1.08 per diluted share, during the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, we recorded net income of $20.3 million and $39.2 million, or $0.64 and $1.24 per diluted share, respectively. Adjusting for the banking center consolidation-related expense, net income was $19.0 million and $34.8 million, or $0.62 and $1.12 per diluted share, during the three and six months ended June 30, 2020, respectively.

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

The table below presents the components of net interest income on a FTE basis for the three months ended June 30, 2020 and 2019. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

	For the three months ended			For the three months ended
	June 30, 2020			June 30, 2019
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,432,725	$42,440	3.85%	$3,821,981	$46,728	4.90%
Acquired loans	312,723	6,722	8.65%	467,982	9,619	8.24%
Loans held for sale	157,887	1,310	3.34%	87,222	934	4.30%
Investment securities available-for-sale	607,132	3,050	2.01%	738,970	4,002	2.17%
Investment securities held-to-maturity	189,360	1,201	2.54%	215,497	1,533	2.85%
Other securities	30,087	310	4.12%	28,425	458	6.45%
Interest earning deposits and securities purchased under agreements to resell	36,758	12	0.13%	27,079	204	3.02%
Total interest earning assets FTE(2)	$5,766,672	$55,045	3.84%	$5,387,156	$63,478	4.73%
Cash and due from banks	$76,041			$75,780
Other assets	532,867			419,368
Allowance for credit losses	(56,984)			(37,743)
Total assets	$6,318,596			$5,844,561
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,719,433	$1,951	0.29%	$2,429,686	$3,559	0.59%
Time deposits	1,048,772	4,136	1.59%	1,084,011	4,090	1.51%
Securities sold under agreements to repurchase	23,485	18	0.31%	57,571	162	1.13%
Federal Home Loan Bank advances	163,263	311	0.77%	294,524	1,891	2.58%
Total interest bearing liabilities	$3,954,953	$6,416	0.65%	$3,865,792	$9,702	1.01%
Demand deposits	$1,436,671			$1,155,710
Other liabilities	155,379			94,968
Total liabilities	5,547,003			5,116,470
Shareholders' equity	771,593			728,091
Total liabilities and shareholders' equity	$6,318,596			$5,844,561
Net interest income FTE(2)		$48,629			$53,776
Interest rate spread FTE(2)			3.19%			3.72%
Net interest earning assets	$1,811,719			$1,521,364
Net interest margin FTE(2)			3.39%			4.00%
Average transaction deposits	$4,156,104			$3,585,396
Average total deposits	5,204,876			4,669,407
Ratio of average interest earning assets to average interest bearing liabilities	145.81%			139.35%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,301 and $1,285 for the three months ended June 30, 2020 and 2019, respectively.

(3)	Loan fees included in interest income totaled $2,611 and $1,599 for the three months ended June 30, 2020 and 2019, respectively.

Net interest income totaled $47.3 million and $52.5 million during the three months ended June 30, 2020 and 2019, respectively. The yield on earning assets decreased 89 basis points, led by a 105 basis point decrease in the originated portfolio yields due to monetary policy actions by the Federal Reserve. The cost of funds decreased 36 basis points, compared to the three months ended June 30, 2019, to 0.65%.

Average loans comprised $4.7 billion, or 82.3%, of total average interest earning assets during the three months ended June 30, 2020, compared to $4.3 billion, or 79.6%, during the three months ended June 30, 2019. The increase in average loan balances was driven by a $610.7 million increase in average originated loans, which included an average $282.5 million of PPP loans originated during the second quarter of 2020.

Average investment securities comprised 13.8% and 17.7% of total interest earning assets during the three months ended June 30, 2020 and 2019, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations.

Average balances of interest bearing liabilities increased $89.2 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was driven by interest bearing demand, savings and money market deposits of $289.7 million. The increase was partially offset by decreases in FHLB advances of $131.3 million, time deposits of $35.2 million and securities sold under agreements to repurchase of $34.1 million. Total interest expense related to interest bearing liabilities was $6.4 million and $9.7 million during the three months ended June 30, 2020 and 2019, respectively, at an average cost of 0.65% and 1.01% during the three months ended June 30, 2020 and 2019, respectively. Additionally, the cost of deposits decreased 19 basis points to 0.47% during the three months ended June 30, 2020, compared to 0.66% during the three months ended June 30, 2019, due to the decline in short-term interest rates as a result of monetary policy actions by the Federal Reserve.

The table below presents the components of net interest income on a fully taxable equivalent basis for the six months ended June 30, 2020 and 2019:

	For the six months ended			For the six months ended
	June 30, 2020			June 30, 2019
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,237,946	$87,419	4.15%	$3,723,932	$90,301	4.89%
Acquired loans	328,165	15,601	9.56%	485,540	19,560	8.12%
Loans held for sale	130,411	2,246	3.46%	65,167	1,422	4.40%
Investment securities available-for-sale	617,027	6,445	2.09%	763,034	8,363	2.19%
Investment securities held-to-maturity	189,211	2,436	2.57%	222,411	3,184	2.86%
Other securities	29,920	724	4.84%	27,659	881	6.37%
Interest earning deposits and securities purchased under agreements to resell	29,858	109	0.73%	29,853	414	2.80%
Total interest earning assets FTE(2)	$5,562,538	$114,980	4.16%	$5,317,596	$124,125	4.71%
Cash and due from banks	$75,412			$76,861
Other assets	503,669			420,486
Allowance for credit losses	(50,895)			(36,784)
Total assets	$6,090,724			$5,778,159
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,608,281	$4,839	0.37%	$2,419,902	$6,567	0.55%
Time deposits	1,052,732	8,574	1.64%	1,081,297	7,697	1.44%
Securities sold under agreements to repurchase	34,192	115	0.68%	59,072	315	1.08%
Federal Home Loan Bank advances	191,308	1,209	1.27%	271,778	3,377	2.51%
Total interest bearing liabilities	$3,886,513	$14,737	0.76%	$3,832,049	$17,956	0.94%
Demand deposits	$1,286,972			$1,132,062
Other liabilities	144,253			96,031
Total liabilities	5,317,738			5,060,142
Stockholders' equity	772,986			718,017
Total liabilities and shareholders’ equity	$6,090,724			$5,778,159
Net interest income FTE(2)		$100,243			$106,169
Interest rate spread FTE(2)			3.40%			3.77%
Net interest earning assets	$1,676,025			$1,485,547
Net interest margin FTE(2)			3.62%			4.03%
Average transaction deposits	$3,895,253			$3,551,964
Average total deposits	4,947,985			4,633,261
Ratio of average interest earning assets to average interest bearing liabilities	143.12%			138.77%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $2,568 and $2,512 for the six months ended June 30, 2020 and 2019, respectively.

(3)	Loan fees included in interest income totaled $4,434 and $2,924 for the six months ended June 30, 2020 and 2019, respectively.

Net interest income totaled $97.7 million and $103.7 million during the six months ended June 30, 2020 and 2019, respectively. The yield on earnings assets decreased 55 basis points, led by a 74 basis point decrease in the originated loan portfolio yields, due to the decline in short-term interest rates as a result of monetary policy actions by the Federal Reserve.

Average loans comprised $4.6 billion, or 82.1%, of total average interest earning assets during the six months ended June 30, 2020, compared to $4.2 billion, or 79.2%, of total average interest earning assets during the six months ended June 30, 2019. The $514.0 million increase in average loan balances was primarily driven by commercial loan growth of $310.5 million and average PPP loan originations of $141.2 million.

Average investment securities comprised 14.5% and 18.5% of total interest earning assets during the six months ended June 30, 2020 and 2019, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest earning assets as we have utilized the paydowns of the investment portfolio to fund loan originations.

Average balances of interest bearing liabilities increased $54.5 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was driven by interest bearing demand, savings and money market deposits of $188.4 million. These increases were partially offset by decreases in FHLB advances of $80.5 million, time deposits of $28.6 million and securities sold under agreements to repurchase of $24.9 million. Total interest expense related to interest bearing liabilities was $14.7 million and $18.0 million during the six months ended June 30, 2020 and 2019, respectively, at an average cost of 0.76% and 0.94% during the six months ended June 30, 2020 and 2019, respectively. Additionally, the cost of deposits decreased seven basis points to 0.55% during the six months ended June 30, 2020, compared to 0.62% during the six months ended June 30, 2019, due to the decline in short-term interest rates as a result of monetary policy actions by the Federal Reserve.

The following table summarizes the changes in net interest income on a FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019:

	Three months ended June 30, 2020			Six months ended June 30, 2020
	compared to			compared to
	Three months ended June 30, 2019			Six months ended June 30, 2019
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$5,847	$(10,135)	$(4,288)	$10,603	$(13,485)	$(2,882)
Acquired loans	(3,337)	440	(2,897)	(7,482)	3,523	(3,959)
Loans held for sale	586	(210)	376	1,124	(300)	824
Investment securities available-for-sale	(662)	(290)	(952)	(1,525)	(393)	(1,918)
Investment securities held-to-maturity	(166)	(166)	(332)	(427)	(321)	(748)
Other securities	17	(165)	(148)	55	(212)	(157)
Interest earning deposits and securities purchased under agreements to resell	3	(195)	(192)	—	(305)	(305)
Total interest income	$2,288	$(10,721)	$(8,433)	$2,348	$(11,493)	$(9,145)
Interest expense:
Interest bearing demand, savings and money market deposits	$208	$(1,816)	$(1,608)	$349	$(2,077)	$(1,728)
Time deposits	(139)	185	46	(233)	1,110	877
Securities sold under agreements to repurchase	(26)	(118)	(144)	(84)	(116)	(200)
Federal Home Loan Bank advances	(250)	(1,330)	(1,580)	(509)	(1,659)	(2,168)
Total interest expense	(207)	(3,079)	(3,286)	(477)	(2,742)	(3,219)
Net change in net interest income	$2,495	$(7,642)	$(5,147)	$2,825	$(8,751)	$(5,926)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for the three and six months ended June 30, 2020 and 2019. The taxable equivalent adjustments included above are $1,301 and $1,285 for the three months ended June 30, 2020 and 2019, respectively. The taxable equivalent adjustments included above are $2,568 and $2,512 for the six months ended June 30, 2020 and 2019, respectively.

(3)

Loan fees included in interest income totaled $2,611 and $1,599 for the three months ended June 30, 2020 and 2019, respectively. Loan fees included in interest income totaled $4,434 and $2,924 for the six months ended June 30, 2020 and 2019, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$1,436,671	0.00%	$1,155,710	0.00%	$1,286,972	0.00%	$1,132,062	0.00%
Interest bearing demand	923,721	0.27%	693,483	0.23%	832,602	0.25%	692,215	0.20%
Money market accounts	1,212,620	0.35%	1,191,702	0.81%	1,211,220	0.50%	1,180,931	0.76%
Savings accounts	583,092	0.19%	544,501	0.56%	564,459	0.28%	546,756	0.53%
Time deposits	1,048,772	1.59%	1,084,011	1.51%	1,052,732	1.64%	1,081,297	1.44%
Total average deposits	$5,204,876	0.47%	$4,669,407	0.66%	$4,947,985	0.55%	$4,633,261	0.62%

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

During the three months ended June 30, 2020, the Company recorded provision for loan losses of $10.3 million, which included a $0.1 million provision for unfunded loan commitment reserves. The quarter’s provision expense was primarily driven by further declines in the macro-economic forecast within the CECL model as a result of COVID-19. Provision of $3.2 million was recorded under the prior incurred loss model during the three months ended June 30, 2019 to support originated loan growth.

Provision for loan losses of $16.4 million was recorded under the CECL model during the first six months of 2020, net of a $0.1 million reduction in unfunded loan commitment reserves, to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to support non-PPP originated loan growth and net charge-offs. Provision of $4.8 million was recorded under the prior incurred loss model during the six months ended June 30, 2019 to support originated loan growth. The allowance for credit losses totaled 1.26% of total loans at June 30, 2020, compared to the allowance for originated acquired loan losses of 0.93% at June 30, 2019, and included a CECL adoption day 1 increase of $5.8 million. Excluding PPP loans, the allowance for credit losses totaled 1.36% of loans at June 30, 2020.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2020	2019	2020	2019	Amount	% Change	Amount	% Change
Service charges	$3,094	$4,541	$7,220	$8,862	$(1,447)	(31.9)%	$(1,642)	(18.5)%
Bank card fees	3,654	3,766	7,167	7,194	(112)	(3.0)%	(27)	(0.4)%
Mortgage banking income	30,630	10,398	44,303	17,335	20,232	194.6%	26,968	155.6%
Bank-owned life insurance income	589	424	1,179	845	165	38.9%	334	39.5%
Other non-interest income	870	1,472	2,472	3,355	(602)	(40.9)%	(883)	(26.3)%
OREO-related income	—	59	28	120	(59)	(100.0)%	(92)	(76.7)%
Total non-interest income	$38,837	$20,660	$62,369	$37,711	$18,177	88.0%	$24,658	65.4%

Non-interest income totaled $38.8 million and $62.4 million for the three and six months ended June 30, 2020, respectively, compared to $20.7 million and $37.7 million for the three and six months ended June 30, 2019, respectively. Mortgage banking income reached a quarterly record of $30.6 million, increasing $20.2 million, or 194.6%, and $27.0 million, or 155.6%, during the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. The mortgage banking income increase was driven by higher loan production due to lower prevailing interest rates. During the three and six months ended June 30, 2020, service charges and bank card fees decreased a combined $1.6 million and $1.7 million, respectively, due to changes in consumer behavior as a result of the COVID-19 pandemic, and other non-interest income decreased $0.6 million and $0.9 million, respectively.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2020	2019	2020	2019	Amount	% Change	Amount	% Change
Salaries and benefits	$36,457	$30,667	$69,637	$58,557	$5,790	18.9%	$11,080	18.9%
Occupancy and equipment	7,078	6,721	13,976	13,603	357	5.3%	373	2.7%
Telecommunications and data processing	2,255	2,124	4,520	4,414	131	6.2%	106	2.4%
Marketing and business development	600	840	1,296	1,826	(240)	(28.6)%	(530)	(29.0)%
FDIC deposit insurance	411	493	335	991	(82)	(16.6)%	(656)	(66.2)%
Bank card expenses	1,033	1,423	2,059	2,233	(390)	(27.4)%	(174)	(7.8)%
Professional fees	759	1,041	1,368	1,855	(282)	(27.1)%	(487)	(26.3)%
Other non-interest expense	2,479	2,439	5,569	5,612	40	1.6%	(43)	(0.8)%
Problem asset workout	629	725	1,277	1,848	(96)	(13.2)%	(571)	(30.9)%
Loss (gain) on OREO sales, net	55	(318)	94	(686)	373	(117.3)%	780	(113.7)%
Core deposit intangible asset amortization	296	296	592	592	—	0.0%	—	0.0%
Banking center consolidation-related expense	1,708	—	1,708	—	1,708	0.0%	1,708	100.0%
Total non-interest expense	$53,760	$46,451	$102,431	$90,845	$7,309	15.7%	$11,586	12.8%

During the three months ended June 30, 2020, non-interest expense increased $7.3 million, or 15.7%, compared to the same period in the prior year. The increase was primarily driven by higher mortgage banking commissions included in salaries and benefits. Additionally, as part of our continued focus on improving operating efficiencies and investing in digital solutions for our clients, the Company approved plans to consolidate 12 banking centers throughout the Community Banks of Colorado, Bank Midwest and Hillcrest Bank markets. Expense totaling $1.7 million was recorded during the second quarter of 2020 related to the consolidation.

During the six months ended June 30, 2020, non-interest expense increased $11.6 million, or 12.8%, compared to the same period in the prior year. The primary drivers of the increase were higher mortgage banking commissions of $11.1 million included in salaries and benefits. Banking center consolidation-related expense totaled $1.7 million during the six months ended June 30, 2020. The increase in non-interest expense was partially offset by decreases in marketing and development expense and FDIC deposit insurance.

Income taxes

Income tax expense attributable to income before income taxes was $4.4 million and $7.7 million for the three and six months ended June 30, 2020, respectively. Income tax expense for the three and six months ended June 30, 2019 was $3.2 million and $6.5 million, respectively. During the three months ended June 30, 2020 and 2019, income tax expense included $0.1 million of expense and $1.3 million of benefit, respectively, from stock compensation activity. Adjusting for stock compensation activity, the effective tax rate for the three months ended June 30, 2020 was 19.6%, compared to 19.4% for the same period in the prior year. During the six months ended June 30, 2020 and 2019, income tax expense included $0.1 million of expense and $2.1 million of benefit, respectively, from stock compensation activity. Adjusting for stock compensation activity, the effective tax rate for the first six months of 2020 was 18.3%, compared to 19.0% for the same period in the prior year. The effective tax rate is lower than the federal statutory rate primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. The Company forecasts the full year estimated effective tax rate in accordance with ASC Topic 740; as a result, the relationship between pre-tax income and tax-exempt income within each reporting period can create fluctuations in the effective tax rate from period-to-period.

Additional information regarding income taxes can be found in note 19 of our audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Cash and due from banks	$141,885	$109,690
Interest bearing bank deposits	500	500
Unencumbered investment securities, at fair value	255,932	324,918
Total	$398,317	$435,108

Total on-balance sheet liquidity decreased $36.8 million at June 30, 2020 compared to December 31, 2019. The decrease was due to a reduction of $69.0 million in unencumbered available-for-sale and held-to-maturity securities balances partially offset by higher cash and due from banks of $32.2 million.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. The Bank pledged investment securities and loans as collateral for FHLB advances. Investment securities pledged were $15.9 million at June 30, 2020 and $17.6 million at December 31, 2019. The Bank also had loans pledged as collateral for FHLB advances of $1.4 billion at June 30, 2020 and $1.5 billion at December 31, 2019. FHLB advances, lines of credit and other short-term borrowing availability totaled $1.0 billion, of which $15.0 million was used at June 30, 2020. The Bank can obtain additional liquidity through the FHLB facility, if required, and also has access to the Paycheck Protection Program Liquidity Facility (“PPPLF”) and federal funds lines of credit with correspondent banks.

Our primary sources of funds are deposits, securities sold under agreements to repurchase, prepayments and maturities of loans and investment securities, the sale of investment securities and funds provided from operations. We anticipate having access to other third-party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12-month period.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and paydowns of loans and purchases and sales of investment securities. At June 30, 2020, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $0.8 billion at June 30, 2020, inclusive of pre-tax net unrealized gains of $14.1 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $4.5 million of pre-tax net unrealized gains on at June 30, 2020. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of June 30, 2020, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of June 30, 2020, $618.7 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Under the Basel III requirements, at June 30, 2020, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 9 in our consolidated financial statements.

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

On February 26, 2020, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. This authorization was in addition to the $12.6 million remaining for share repurchase that was previously approved by the Board on August 5, 2016. During the first quarter of 2020, the Company repurchased 734,117 shares for $19.5 million. This completed the previous authorization approved in August 2016. The remaining authorization under the program approved in February 2020 was $43.1 million at June 30, 2020.

On August 5, 2020, our Board of Directors declared a quarterly dividend of $0.20 per common share, payable on September 15, 2020 to shareholders of record at the close of business on August 28, 2020.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at June 30, 2020. During the three months ended June 30, 2020, our asset sensitivity increased slightly for a declining rate environment as a result of the balance sheet mix. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase at June 30, 2020 and December 31, 2019 and a 25 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2020:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	June 30, 2020	December 31, 2019
200	9.26%	6.16%
100	4.80%	3.13%
(25)	(0.33)%	(0.54)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of longer duration loans. The strategy with respect to liabilities has been to continue to emphasize transaction account growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 80.6% of total deposits at June 30, 2020 compared to 77.7% at December 31, 2019. We currently have no brokered time deposits.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of June 30, 2020 and December 31, 2019, we had loan commitments totaling $890.0 million and $850.3 million, respectively, and standby letters of credit that totaled $10.4 million and $11.9 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2020. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Item 1A. RISK FACTORS

The following discussion supplements the discussion of risk factors affecting the Company in Part I, Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31 2019, and Quarterly Report on Form 10-Q for the period ended March 31, 2020. The discussion of risk factors, as so supplemented, set forth the material risk factors that could affect our financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.

The COVID-19 pandemic is adversely affecting us, our clients and third-party service providers, and the adverse impacts on our business, financial position, operations and prospects has been and could continue to be significant.

The COVID-19 pandemic has adversely impacted our business and financial results, and its ultimate impact on our business will depend on highly uncertain and unpredictable future developments, including the magnitude and duration of the pandemic and actions taken by governmental authorities in response to the pandemic, particularly within our geographic footprint. The pandemic and resultant governmental action have severely restricted economic activity, reduced economic output, and resulted in a deterioration in economic conditions. This has resulted in temporary closures of many businesses, some of which include our borrowers, the institution of social distancing and sheltering in place requirements, high rates of unemployment and underemployment, historically low interest rates, and disruptions in consumer spending, among other things. These negative economic conditions have negatively impacted our financial results and are expected to have a continued adverse effect on our business, including adversely impacting the demand for our products and services, our net interest income and our liquidity and regulatory capital requirements. Additionally, if interest rates remain at historically low levels or unemployment continues to remain high, demand for mortgage products, including refinancing, may decrease.

Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed or operate at reduced capacities, the impact on the national economy continues to worsen, or more clients draw on their lines of credit or seek additional loans to help finance their businesses. Small and mid-sized businesses make up a large portion of our commercial loan portfolio and are particularly vulnerable to the financial effects of the COVID-19 pandemic due to their increased reliance on continuing cash flow to fund day-to-day operations. Although government programs have sought, and may further seek, to provide relief to these types of businesses, there can be no assurance that these programs will succeed. Our participation directly or on behalf of our clients in U.S. government programs, such as the Paycheck Protection Program and the Main Street Lending Program, that are designed to support individuals, households and businesses impacted by the economic disruptions caused by the COVID-19 pandemic, could be criticized and subject us to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation. In addition, we may be exposed to credit risk on a PPP loan if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced. In such a case, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any related loss from us.

Our business operations may also be disrupted if significant portions of our workforce, key personnel or third-party service providers are unable to work effectively, including because of illness, unavailability, quarantines, government actions, internal or external failure of information technology infrastructure, or other restrictions in connection with the pandemic. Until the COVID-19 pandemic subsides, it will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios and may also have the effect of heightening many of the other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
April 1 - April 30, 2020(1)	15,952	$26.47	—	$43,101,943
May 1 - May 31, 2020(1)	2,393	25.74	—	43,101,943
Total	18,345	$26.37	—	$43,101,943

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On February 26, 2020, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $43,101,943 remained available at June 30, 2020.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014)

10.1	Transition Agreement, dated May 5, 2020, by and between National Bank Holdings Corporation and Zsolt K. Besskó (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on May 5, 2020)

10.2	Employment Agreement, dated May 5, 2020, by and between National Bank Holdings Corporation and Angela N. Petrucci

10.3	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (TSR) (For Management)

10.4	Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (ROTA) (For Management)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ Aldis Birkans
Aldis Birkans
Chief Financial Officer
(principal financial officer)

Date: August 5, 2020