Form 10-Q
period 2020-09-30
National Bank Holdings Corp
filed 2020-11-05
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, the registrant had outstanding 30,604,461 shares of Class A voting common stock, each with $0.01 par value per share, excluding 161,503 shares of restricted Class A common stock issued but not yet vested.

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

●       adverse effects due to the novel Coronavirus Disease 2019 (“COVID-19”) on the Company and its clients, counterparties, employees and third-party service providers, and the adverse impacts on our business, financial position, results of operations and prospects;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$444,603	$109,690
Interest bearing bank deposits	500	500
Cash and cash equivalents	445,103	110,190
Investment securities available-for-sale (at fair value)	572,523	638,249
Investment securities held-to-maturity (fair value of $324,720 and $183,741 at September 30, 2020 and December 31, 2019, respectively)	320,001	182,884
Non-marketable securities	29,598	29,751
Loans	4,556,121	4,415,406
Allowance for credit losses	(60,979)	(39,064)
Loans, net	4,495,142	4,376,342
Loans held for sale	273,003	117,444
Other real estate owned	4,590	7,300
Premises and equipment, net	108,860	112,151
Goodwill	115,027	115,027
Intangible assets, net	15,017	11,361
Other assets	221,812	194,813
Total assets	$6,600,676	$5,895,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$1,533,676	$1,184,945
Interest bearing demand deposits	976,133	738,496
Savings and money market	2,079,585	1,755,538
Time deposits	1,027,066	1,058,153
Total deposits	5,616,460	4,737,132
Securities sold under agreements to repurchase	23,904	56,935
Federal Home Loan Bank advances	—	207,675
Other liabilities	160,955	126,850
Total liabilities	5,801,319	5,128,592
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 30,594,412 and 31,176,627 shares outstanding at September 30, 2020 and December 31, 2019, respectively	515	515
Additional paid-in capital	1,010,145	1,009,223
Retained earnings	202,238	164,082
Treasury stock of 20,714,662 and 20,189,082 shares at September 30, 2020 and December 31, 2019, respectively, at cost	(424,621)	(408,962)
Accumulated other comprehensive income, net of tax	11,080	2,062
Total shareholders’ equity	799,357	766,920
Total liabilities and shareholders’ equity	$6,600,676	$5,895,512

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and dividend income:
Interest and fees on loans	$47,974	$55,708	$150,672	$164,478
Interest and dividends on investment securities	4,037	5,080	12,918	16,627
Dividends on non-marketable securities	221	417	945	1,299
Interest on interest-bearing bank deposits	70	167	179	581
Total interest and dividend income	52,302	61,372	164,714	182,985
Interest expense:
Interest on deposits	5,491	7,974	18,904	22,238
Interest on borrowings	96	1,613	1,420	5,305
Total interest expense	5,587	9,587	20,324	27,543
Net interest income before provision for loan losses	46,715	51,785	144,390	155,442
Provision for loan losses	1,200	5,690	17,630	10,463
Net interest income after provision for loan losses	45,515	46,095	126,760	144,979
Non-interest income:
Service charges	3,742	4,617	10,962	13,479
Bank card fees	4,039	3,752	11,206	10,946
Mortgage banking income	34,943	14,702	79,246	32,037
Bank-owned life insurance income	597	431	1,776	1,276
Other non-interest income	1,136	1,230	3,608	4,585
OREO-related income	75	27	103	147
Total non-interest income	44,532	24,759	106,901	62,470
Non-interest expense:
Salaries and benefits	38,614	33,522	108,251	92,079
Occupancy and equipment	6,878	6,825	20,854	20,428
Telecommunications and data processing	2,270	2,133	6,790	6,547
Marketing and business development	696	985	1,992	2,811
FDIC deposit insurance	409	58	744	1,049
Bank card expenses	1,275	1,288	3,334	3,521
Professional fees	714	743	2,082	2,598
Other non-interest expense	2,793	2,958	8,362	8,570
Problem asset workout	1,064	602	2,341	2,450
Gain on OREO sales, net	(119)	(6,514)	(25)	(7,200)
Core deposit intangible asset amortization	295	295	887	887
Banking center consolidation-related expense	432	898	2,140	898
Total non-interest expense	55,321	43,793	157,752	134,638
Income before income taxes	34,726	27,061	75,909	72,811
Income tax expense	6,833	5,419	14,487	11,965
Net income	$27,893	$21,642	$61,422	$60,846
Earnings per share—basic	$0.91	$0.69	$1.99	$1.95
Earnings per share—diluted	0.90	0.69	1.97	1.93
Weighted average number of common shares outstanding:
Basic	30,756,116	31,281,970	30,881,325	31,133,982
Diluted	30,924,223	31,508,999	31,070,997	31,537,334

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$27,893	$21,642	$61,422	$60,846
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $290 and ($574) for the three months ended September 30, 2020 and 2019, respectively; and net of tax expense of $3,021 and $4,760 for the nine months ended September 30, 2020 and 2019, respectively	(925)	1,828	9,627	15,150
Less: amortization of net unrealized holding gains to income, net of tax benefit of $60 and $78 for the three months ended September 30, 2020 and 2019, respectively; and net of tax benefit of $191 and $249 for the nine months ended September 30, 2020 and 2019, respectively	(190)	(247)	(609)	(788)
Other comprehensive (loss) income	(1,115)	1,581	9,018	14,362
Comprehensive income	$26,778	$23,223	$70,440	$75,208

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, June 30, 2019	$515	$1,006,008	$135,210	$(409,322)	$1,506	$733,917
Net income	—	—	21,642	—	—	21,642
Stock-based compensation	—	1,441	—	—	—	1,441
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $373, net	—	179	—	552	—	731
Cash dividends declared ($0.19 per share)	—	—	(5,986)	—	—	(5,986)
Other comprehensive income	—	—	—	—	1,581	1,581
Balance, September 30, 2019	$515	$1,007,628	$150,866	$(408,770)	$3,087	$753,326

Balance, June 30, 2020	$515	$1,008,773	$180,537	$(425,053)	$12,195	$776,967
Net income	—	—	27,893	—	—	27,893
Stock-based compensation	—	1,189	—	—	—	1,189
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $157, net	—	183	—	432	—	615
Cash dividends declared ($0.20 per share)	—	—	(6,192)	—	—	(6,192)
Other comprehensive loss	—	—	—	—	(1,115)	(1,115)
Balance, September 30, 2020	$515	$1,010,145	$202,238	$(424,621)	$11,080	$799,357

	For the nine months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, December 31, 2018	$515	$1,014,399	$106,990	$(415,623)	$(11,275)	$695,006
Net income	—	—	60,846	—	—	60,846
Stock-based compensation	—	3,325	—	—	—	3,325
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $6,106, net	—	(10,096)	—	6,853	—	(3,243)
Cash dividends declared ($0.55 per share)	—	—	(17,226)	—	—	(17,226)
Cumulative effect adjustment(1)	—	—	256	—	—	256
Other comprehensive income	—	—	—	—	14,362	14,362
Balance, September 30, 2019	$515	$1,007,628	$150,866	$(408,770)	$3,087	$753,326

Balance, December 31, 2019	$515	$1,009,223	$164,082	$(408,962)	$2,062	$766,920
Net income	—	—	61,422	—	—	61,422
Stock-based compensation	—	4,028	—	—	—	4,028
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,192, net	—	(3,106)	—	3,817	—	711
Repurchase of 734,117 shares	—	—	—	(19,476)	—	(19,476)
Cash dividends declared ($0.60 per share)	—	—	(18,643)	—	—	(18,643)
Cumulative effect adjustment(2)	—	—	(4,623)	—	—	(4,623)
Other comprehensive income	—	—	—	—	9,018	9,018
Balance, September 30, 2020	$515	$1,010,145	$202,238	$(424,621)	$11,080	$799,357

(1)	Related to the adoption of Accounting Standards Update No. 2016-02, Leases.
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

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$61,422	$60,846
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	17,630	10,463
Provision (release) for mortgage loan repurchases	604	(639)
Depreciation and amortization	11,804	11,112
Current income tax receivable	2,394	3,498
Deferred income taxes	1,251	7,431
Net excess tax expense (benefit) on stock-based compensation	120	(2,162)
Discount accretion, net of premium amortization on securities	1,983	1,483
Loan accretion	(9,687)	(12,291)
Gain on sale of mortgages, net	(76,397)	(30,086)
Origination of loans held for sale, net of repayments	(1,703,208)	(946,576)
Proceeds from sales of loans held for sale	1,626,392	820,905
Bank-owned life insurance income	(1,776)	(1,276)
Gain on the sale of other real estate owned, net	(25)	(7,200)
Originations of mortgage serving rights	(6,627)	(26)
Impairment of mortgage servicing rights	847	453
Impairment on other real estate owned	423	872
Impairment on fixed assets related to banking center consolidations	1,631	898
Stock-based compensation	4,028	3,325
Operating lease payments	(4,092)	(4,209)
Change in other assets	(33,877)	(7,273)
Change in other liabilities	43,447	29,848
Net cash used in operating activities	(61,713)	(60,604)
Cash flows from investing activities:
Purchase of FHLB stock	(447)	(13,422)
Proceeds from redemption of FHLB stock	600	13,700
Proceeds from maturities of investment securities held-to-maturity	58,099	44,090
Proceeds from maturities of investment securities available-for-sale	191,846	146,316
Proceeds from sales of investment securities available-for-sale	—	20,378
Purchase of investment securities held-to-maturity	(196,736)	—
Purchase of investment securities available-for-sale	(114,735)	(18,005)
Net increase in loans	(142,133)	(305,450)
Purchases of premises and equipment, net	(4,498)	(7,743)
Proceeds from sales of other real estate owned	3,498	11,508
Net cash used in investing activities	(204,506)	(108,628)
Cash flows from financing activities:
Net increase in deposits	879,328	198,239
Net (decrease) increase in repurchase agreements and other short-term borrowings	(33,031)	6,688
Advances from FHLB	947,431	1,199,492
FHLB repayments	(1,155,106)	(1,207,255)
Issuance of stock under purchase and equity compensation plans	(570)	(6,079)
Proceeds from exercise of stock options	1,213	2,780
Payment of dividends	(18,657)	(17,270)
Repurchase of common stock	(19,476)	—
Net cash provided by financing activities	601,132	176,595
Increase in cash, cash equivalents and restricted cash(1)	334,913	7,363
Cash, cash equivalents and restricted cash at beginning of the year(1)	120,190	119,556
Cash, cash equivalents and restricted cash at end of period(1)	$455,103	$126,919
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$21,433	$25,050
Net tax payment	13,673	5,547
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	$1,186	$2,488
(Decrease) increase in loans purchased but not settled	(6,119)	2,526
Loans transferred from loans held for sale to loans	2,346	725
Lease right-of-use assets obtained	—	(30,474)

(1)

Included in restricted cash is $10.0 million placed in escrow for certain potential liabilities the Company is indemnified for pursuant to the Peoples merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition at September 30, 2020 and 2019.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Denver, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 100 banking centers, as of September 30, 2020, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2019 and include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and, where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. During the first quarter of 2020, the Company updated the loan classifications in its allowance for credit losses model and loans previously referred to as “310-30” were reclassified to “acquired loans”. Certain loan classifications within the consolidated financial disclosures have been updated to reflect this change. The prior period presentations have been reclassified to conform to the current period presentations. Refer to note 4 for further discussion. The results of operations for the interim period is not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

General economic conditions declined during 2020 as a result of the COVID-19 pandemic, which has caused substantial disruption to the communities we serve and has changed the way we live and work. The length of the pandemic and the efficacy of the extraordinary government-mandated measures that have been put into place to address it are still unknown, but have already had, and are likely to continue to have, a significant impact to the financial condition and operations of the Company.

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

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $0.9 billion at September 30, 2020 and included $0.6 billion of available-for-sale securities and $0.3 billion of held-to-maturity securities. At December 31, 2019, investment securities totaled $0.8 billion and included $0.6 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	September 30, 2020
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities (“MBS”):
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$90,022	$2,870	$—	$92,892
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	466,648	10,114	(112)	476,650
Municipal securities	495	14	—	509
Corporate debt	2,000	3	—	2,003
Other securities	469	—	—	469
Total investment securities available-for-sale	$559,634	$13,001	$(112)	$572,523

	December 31, 2019
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$93,770	$1,497	$(11)	$95,256
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	543,275	3,818	(5,056)	542,037
Municipal securities	495	—	(8)	487
Other securities	469	—	—	469
Total investment securities available-for-sale	$638,009	$5,315	$(5,075)	$638,249

At September 30, 2020 and December 31, 2019, the Company’s available-for-sale investment portfolio was primarily comprised of mortgage-backed securities, and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	$26,992	$(90)	$2,394	$(22)	$29,386	$(112)
Total	$26,992	$(90)	$2,394	$(22)	$29,386	$(112)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$10,413	$(7)	$1,421	$(4)	$11,834	$(11)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	41,983	(281)	254,380	(4,775)	296,363	(5,056)
Municipal securities	—	—	372	(8)	372	(8)
Total	$52,396	$(288)	$256,173	$(4,787)	$308,569	$(5,075)

Management evaluated all of the available-for-sale securities in an unrealized loss position at September 30, 2020 and December 31, 2019. The portfolio included 12 securities, which were in an unrealized loss position at September 30, 2020, compared to 67 securities at December 31, 2019. The unrealized losses in the Company's investment portfolio at September 30, 2020 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $401.6 million and $352.3 million at September 30, 2020 and at December 31, 2019, respectively. The Bank may also pledge available-for-sale investment securities as collateral for Federal Home Loan Bank (“FHLB”) advances. No securities were pledged for this purpose at September 30, 2020, and securities totaling $13.6 million were pledged as collateral at the FHLB at December 31, 2019.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. As of September 30, 2020, the entire municipal securities portfolio with an amortized cost and fair value of $0.5 million was due between one to five years. Corporate debt securities with an amortized cost and fair value of $2.0 million were due after five years through ten years. Other securities with an amortized cost and fair value of $0.5 million as of September 30, 2020, have no stated contractual maturity date.

As of September 30, 2020 and December 31, 2019, AIR from available-for-sale investment securities totaled $1.6 million and $1.5 million, respectively, and was included within other assets on the statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$250,790	$4,358	$(116)	$255,032
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	69,211	477	—	69,688
Total investment securities held-to-maturity	$320,001	$4,835	$(116)	$324,720

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$127,560	$1,239	$(29)	$128,770
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	55,324	82	(435)	54,971
Total investment securities held-to-maturity	$182,884	$1,321	$(464)	$183,741

There were six held-to-maturity securities in an unrealized loss position as of September 30, 2020, compared to 13 securities at December 31, 2019. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$59,053	$(116)	$—	$—	$59,053	$(116)
Total	$59,053	$(116)	$—	$—	$59,053	$(116)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$10,478	$(26)	$338	$(3)	$10,816	$(29)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	3,925	(9)	28,554	(426)	32,479	(435)
Total	$14,403	$(35)	$28,892	$(429)	$43,295	$(464)

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

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $146.3 million and $144.2 million at September 30, 2020 and December 31, 2019, respectively. The Bank had no held-to-maturity investment securities pledged as collateral for FHLB advances at September 30, 2020 and $4.0 million of held-to-maturity investment securities pledged at the FHLB at December 31, 2019.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

As of September 30, 2020 and December 31, 2019, AIR from held-to-maturity investment securities totaled $0.6 million and $0.5 million, respectively, and was included within other assets on the statements of financial condition.

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

The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $22.3 million and $21.9 million as of September 30, 2020 and December 31, 2019, respectively. Included in commercial loans are loans originated as part of the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) of which $348.3 million, net of fees and costs, are outstanding at September 30, 2020, which are fully guaranteed by the SBA.

	September 30, 2020
	Total loans	% of total
Commercial	$3,217,406	70.6%
Commercial real estate non-owner occupied	617,087	13.5%
Residential real estate	700,927	15.4%
Consumer	20,701	0.5%
Total	$4,556,121	100.0%

	December 31, 2019
	Total loans	% of total
Commercial	$2,992,307	67.8%
Commercial real estate non-owner occupied	630,906	14.3%
Residential real estate	770,417	17.4%
Consumer	21,776	0.5%
Total	$4,415,406	100.0%

Information about delinquent and non-accrual loans are shown in the following tables at September 30, 2020 and December 31, 2019:

	September 30, 2020
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$970	$—	$7,395	$8,365	$1,592,426	$1,600,791
Municipal and non-profit	—	—	—	—	883,641	883,641
Owner occupied commercial real estate	1,845	—	3,539	5,384	511,031	516,415
Food and agribusiness	472	—	551	1,023	215,536	216,559
Total commercial	3,287	—	11,485	14,772	3,202,634	3,217,406
Commercial real estate non-owner occupied:
Construction	—	—	—	—	77,361	77,361
Acquisition/development	—	—	8	8	26,003	26,011
Multifamily	—	—	—	—	69,925	69,925
Non-owner occupied	2,633	—	20	2,653	441,137	443,790
Total commercial real estate	2,633	—	28	2,661	614,426	617,087
Residential real estate:
Senior lien	506	161	6,625	7,292	611,971	619,263
Junior lien	154	—	697	851	80,813	81,664
Total residential real estate	660	161	7,322	8,143	692,784	700,927
Consumer	7	—	47	54	20,647	20,701
Total loans	$6,587	$161	$18,882	$25,630	$4,530,491	$4,556,121

	September 30, 2020
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$4,664	$2,731	$7,395
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	633	2,906	3,539
Food and agribusiness	178	373	551
Total commercial	5,475	6,010	11,485
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	8	—	8
Multifamily	—	—	—
Non-owner occupied	20	—	20
Total commercial real estate	28	—	28
Residential real estate:
Senior lien	4,429	2,196	6,625
Junior lien	697	—	697
Total residential real estate	5,126	2,196	7,322
Consumer	47	—	47
Total loans	$10,676	$8,206	$18,882

	December 31, 2019
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$2,252	$879	$10,330	$13,461	$1,398,070	$1,411,531
Municipal and non-profit	226	—	—	226	837,300	837,526
Owner occupied commercial real estate	595	630	2,264	3,489	486,633	490,122
Food and agribusiness	190	—	317	507	252,621	253,128
Total commercial	3,263	1,509	12,911	17,683	2,974,624	2,992,307
Commercial real estate non-owner occupied:
Construction	—	—	—	—	77,733	77,733
Acquisition/development	187	—	416	603	26,276	26,879
Multifamily	—	—	—	—	55,808	55,808
Non-owner occupied	438	65	43	546	469,940	470,486
Total commercial real estate	625	65	459	1,149	629,757	630,906
Residential real estate:
Senior lien	2,101	9	7,597	9,707	668,955	678,662
Junior lien	245	79	731	1,055	90,700	91,755
Total residential real estate	2,346	88	8,328	10,762	759,655	770,417
Consumer	116	—	50	166	21,610	21,776
Total loans	$6,350	$1,662	$21,748	$29,760	$4,385,646	$4,415,406

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include non-accrual loans and TDRs on non-accrual status. There was no interest income recognized from non-accrual loans during the nine months ended September 30, 2020 or 2019.

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

The amortized cost basis for all loans as determined by the Company’s internal risk rating system and year of origination was as follows at September 30, 2020:

	September 30, 2020
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$488,391	$231,994	$217,190	$98,442	$16,130	$19,820	$478,080	$2,290	$1,552,337
Special mention	871	1,327	5,849	5,018	6,098	824	4,073	1,019	25,079
Substandard	27	1,284	1,317	12,709	6	4,786	2,145	—	22,274
Doubtful	—	—	—	403	—	674	24	—	1,101
Total commercial and industrial	489,289	234,605	224,356	116,572	22,234	26,104	484,322	3,309	1,600,791
Municipal and non-profit:
Pass	116,484	95,749	133,050	158,834	132,527	246,993	4	—	883,641
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total municipal and non-profit	116,484	95,749	133,050	158,834	132,527	246,993	4	—	883,641
Owner occupied commercial real estate:
Pass	67,503	114,301	95,751	54,320	33,105	103,895	1,396	53	470,324
Special mention	1,581	2,996	2,612	548	5,912	19,496	—	—	33,145
Substandard	—	2,342	6,231	255	102	4,016	—	—	12,946
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied commercial real estate	69,084	119,639	104,594	55,123	39,119	127,407	1,396	53	516,415
Food and agribusiness:
Pass	21,695	9,417	31,671	7,366	9,874	28,770	105,873	167	214,833
Special mention	—	—	—	—	—	370	—	—	370
Substandard	—	—	—	308	—	970	69	—	1,347
Doubtful	—	—	—	—	—	1	8	—	9
Total food and agribusiness	21,695	9,417	31,671	7,674	9,874	30,111	105,950	167	216,559
Total commercial	696,552	459,410	493,671	338,203	203,754	430,615	591,672	3,529	3,217,406
Commercial real estate non-owner occupied:
Construction:
Pass	13,778	37,496	17,144	4,097	—	—	4,563	—	77,078
Special mention	283	—	—	—	—	—	—	—	283
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	14,061	37,496	17,144	4,097	—	—	4,563	—	77,361
Acquisition/development:
Pass	3,781	2,030	1,951	8,503	4,569	4,653	43	—	25,530
Special mention	—	—	—	35	—	253	—	—	288
Substandard	—	—	—	—	—	193	—	—	193
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition/development	3,781	2,030	1,951	8,538	4,569	5,099	43	—	26,011
Multifamily:
Pass	21,492	13,743	138	7,273	19,516	5,380	—	—	67,542
Special mention	—	—	—	—	—	2,383	—	—	2,383
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily	21,492	13,743	138	7,273	19,516	7,763	—	—	69,925
Non-owner occupied
Pass	32,026	96,992	27,884	110,225	28,868	121,540	1,761	49	419,345
Special mention	—	—	5,912	9,869	3,966	3,698	100	—	23,545
Substandard	—	—	66	—	—	834	—	—	900
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	32,026	96,992	33,862	120,094	32,834	126,072	1,861	49	443,790
Total commercial real estate non-owner occupied	71,360	150,261	53,095	140,002	56,919	138,934	6,467	49	617,087
Residential real estate:
Senior lien
Pass	95,390	95,318	46,063	54,423	102,307	192,309	25,377	327	611,514
Special mention	—	—	—	—	—	452	—	—	452
Substandard	96	359	20	1,530	562	4,730	—	—	7,297

	September 30, 2020
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total
Doubtful	—	—	—	—	—	—	—	—	—
Total senior lien	95,486	95,677	46,083	55,953	102,869	197,491	25,377	327	619,263
Junior lien
Pass	3,731	4,767	3,387	1,963	1,433	4,397	60,327	508	80,513
Special mention	—	—	—	—	—	21	347	—	368
Substandard	—	114	103	196	57	313	—	—	783
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien	3,731	4,881	3,490	2,159	1,490	4,731	60,674	508	81,664
Total residential real estate	99,217	100,558	49,573	58,112	104,359	202,222	86,051	835	700,927
Consumer
Pass	9,195	4,529	2,086	636	422	732	3,030	24	20,654
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	20	—	—	19	8	—	—	47
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	9,195	4,549	2,086	636	441	740	3,030	24	20,701
Total loans	$876,324	$714,778	$598,425	$536,953	$365,473	$772,511	$687,220	$4,437	$4,556,121

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at September 30, 2020:

	September 30, 2020
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$7,936	$4,441	$12,377
Owner-occupied commercial real estate	6,396	284	6,680
Food and agribusiness	372	86	458
Total Commercial	14,704	4,811	19,515
Commercial real estate non owner-occupied
Acquisition/development	253	—	253
Multifamily	1,935	—	1,935
Non-owner occupied	556	—	556
Total commercial real estate	2,744	—	2,744
Residential real estate
Senior lien	2,196	—	2,196
Total residential real estate	2,196	—	2,196
Total loans	$19,644	$4,811	$24,455

Loan modifications and troubled debt restructurings

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

The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as troubled debt restructurings under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments as of December 31, 2019. During the three and nine months ended September 30, 2020, the Company modified 20 and 483 loans totaling $7.1 million and $499.5 million, respectively, due to the effects of the COVID-19 pandemic that were not classified as TDRs. Loans with COVID-related modifications during the nine months ended September 30, 2020 totaled 11.6% of the total loan portfolio at September 30, 2020. Of those loans, $334.3 million have resumed making principal or interest payments or paid in full as of September 30, 2020. Modified loans that remained on a payment deferral plan at September 30, 2020 totaled $165.2 million, or 3.6% of the total loan portfolio, of which 84.0% were a second modification. Of those loans, principal payment deferrals totaled $155.1 million and full payment deferrals totaled $10.1 million. All COVID modified loans were classified as performing as of September 30, 2020.

During the three months ended September 30, 2020, the Company restructured seven loans with an amortized cost basis of $0.8 million to facilitate repayment that are considered TDRs. During the nine months ended September 30, 2020, the Company restructured 21 loans with an amortized cost basis of $18.6 million to facilitate repayment that are considered TDRs. Included in the total TDR balance as of September 30, 2020 were loans totaling $4.4 million previously accounted for under ASC 310-30. Loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. The tables below provide additional information related to accruing TDRs at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$14,903	$15,394	$15,527	$157
Commercial real estate non-owner occupied	5,076	4,938	7,001	—
Residential real estate	1,807	1,851	2,630	12
Consumer	—	—	—	—
Total	$21,786	$22,183	$25,158	$169

	December 31, 2019
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$5,615	$5,788	$5,714	$—
Commercial real estate non-owner occupied	141	172	192	—
Residential real estate	1,129	1,178	1,206	12
Consumer	—	—	—	—
Total	$6,885	$7,138	$7,112	$12

The following table summarizes the Company’s carrying value of non-accrual TDRs as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Commercial	$1,590	$1,891
Commercial real estate non-owner occupied	—	410
Residential real estate	3,069	2,553
Consumer	—	—
Total non-accruing TDRs	$4,659	$4,854

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had no TDRs that were modified within the past 12 months and had defaulted on their restructured terms during the nine months ended September 30, 2020 or 2019. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status, which are not classified as TDRs.

Note 5 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended September 30, 2020
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$33,142	$12,314	$14,525	$484	$60,465
Charge-offs	(499)	—	(16)	(104)	(619)
Recoveries	104	—	4	25	133
Provision	(1,576)	1,467	1,000	109	1,000
Ending balance	$31,171	$13,781	$15,513	$514	$60,979

	Nine months ended September 30, 2020
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,442	$4,850	$3,468	$304	$39,064
Cumulative effect adjustment(1)	(1,299)	1,666	5,314	155	5,836
Charge-offs	(1,411)	—	(56)	(502)	(1,969)
Recoveries	370	—	24	121	515
Provision	3,069	7,265	6,763	436	17,533
Ending balance	$31,171	$13,781	$15,513	$514	$60,979

(1)

Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments. Refer to note 2 – Recent Accounting Pronouncements of our consolidated financial statements for further details.

	Three months ended September 30, 2019
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,823	$5,067	$3,851	$341	$40,082
Charge-offs	(6,760)	(1)	(77)	(263)	(7,101)
Recoveries	2	—	3	34	39
Provision	5,730	(11)	(214)	185	5,690
Ending balance	$29,795	$5,055	$3,563	$297	$38,710

	Nine months ended September 30, 2019
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$27,137	$4,406	$3,800	$349	$35,692
Charge-offs	(6,841)	(1)	(124)	(696)	(7,662)
Recoveries	31	11	32	143	217
Provision	9,468	639	(145)	501	10,463
Ending balance	$29,795	$5,055	$3,563	$297	$38,710

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

Net charge-offs on loans during the three months ended September 30, 2020 were $0.5 million. Provision for loan losses for funded loans of $1.0 million was recorded during the three months ended September 30, 2020.

Net charge-offs on loans during the nine months ended September 30, 2020 were $1.5 million. Provision for loan losses for funded loans of $17.5 million was recorded during the nine months ended September 30, 2020 to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to support net charge-offs.

Provision for loan losses totaled $5.7 million and $10.5 million for the three and nine months ended September 30, 2019, respectively, to support originated loan growth and net charge-offs.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of September 30, 2020 and December 31, 2019, AIR from loans totaled $20.6 million and $17.2 million, respectively.

Note 6 Other Real Estate Owned

A summary of the activity in OREO during the nine months ended September 30, 2020 and 2019 is as follows:

	For the nine months ended September 30,
	2020	2019
Beginning balance	$7,300	$10,596
Transfers from loan portfolio, at fair value	1,186	2,488
Impairments	(423)	(872)
Sales	(3,473)	(4,308)
Ending balance	$4,590	$7,904

During the nine months ended September 30, 2020 and 2019, the Company sold OREO properties with net book balances of $3.5 million and $4.3 million, respectively. Sales of OREO properties resulted in net OREO gains of $0.1 million and $6.5 million, which were included in the consolidated statements of operations for the three months ended September 30, 2020 and 2019, respectively. Net OREO gains of $25 thousand and $7.2 million were included in the consolidated statements of operations for the nine months ended September 30, 2020 and 2019, respectively.

Note 7 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with our acquisitions, the Company recorded goodwill of $115.0 million. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or nine months ended September 30, 2020 or the year ended December 31, 2019.

The gross carrying amount of the core deposit intangibles and the associated accumulated amortization at September 30, 2020 and December 31, 2019, are presented as follows:

	September 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$(40,990)	$7,844	$48,834	$(40,103)	$8,731

The Company is amortizing the core deposit intangibles from acquisitions on a straight-line basis over 7-10 years from the date of the respective acquisition, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $0.3 million and $0.9 million during the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.9 million during the three and nine months ended September 30, 2019, respectively.

The following table shows the estimated future amortization expense for the core deposit intangibles as of September 30, 2020:

Years ending December 31,	Amount
For the three months ending December 31, 2020	$296
For the year ending December 31, 2021	1,183
For the year ending December 31, 2022	1,127
For the year ending December 31, 2023	1,048
For the year ending December 31, 2024	1,048

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced were $985.3 million and $334.5 million at September 30, 2020 and 2019, respectively.

Below are the changes in the MSRs for the periods presented:

	For the nine months ended September 30,
	2020	2019
Beginning balance	$2,630	$3,556
Originations	6,627	26
Impairment	(847)	(453)
Amortization	(1,237)	(578)
Ending balance	7,173	2,551
Fair value of mortgage servicing rights	$7,653	$2,551

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 18.0% to 21.8% for the September 30, 2020 valuation. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 17.9% to 26.7% for the September 30, 2019 valuation. Included in mortgage banking income in the consolidated statements of operations were service fees of $0.5 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively.

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

The following table shows the estimated future amortization expense for the MSRs as of September 30, 2020:

Years ending December 31,	Amount
For the three months ending December 31, 2020	$396
For the year ending December 31, 2021	1,507
For the year ending December 31, 2022	1,215
For the year ending December 31, 2023	980
For the year ending December 31, 2024	790

Note 8 Borrowings

The Company enters into repurchase agreements to facilitate the needs of its clients. As of September 30, 2020 and December 31, 2019, the Company sold securities under agreements to repurchase totaling $23.9 million and $56.9 million, respectively. The

Company pledged mortgage-backed securities with a fair value of approximately $28.8 million and $65.6 million as of September 30, 2020 and December 31, 2019, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of September 30, 2020 and December 31, 2019, the Company had $4.2 million and $7.0 million, respectively, of excess collateral pledged for repurchase agreements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.0 billion at September 30, 2020. At September 30, 2020, the Bank had no outstanding borrowings from the FHLB. At December 31, 2019, the Bank had $192.7 million in line of credit advances from the FHLB that matured within a day and one term advance totaling $15.0 million with a fixed interest rate of 2.33% and a maturity date in October 2020.

The Bank may have investment securities and loans pledged as collateral for FHLB advances. There were no investment securities pledged at September 30, 2020. At December 31, 2019, investment securities totaling $17.6 million were pledged as collateral for FHLB advances. Loans pledged were $1.3 billion at September 30, 2020 and $1.5 billion at December 31, 2019. Interest expense related to FHLB advances and other short-term borrowings totaled $0.1 million and $1.3 million for the three and nine months ended September 30, 2020, respectively, and $1.4 million and $4.8 million for the three and nine months ended September 30, 2019, respectively.

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

Under the Basel III requirements, at September 30, 2020 and December 31, 2019, the Company and the Bank met all capital requirements including the capital conservation buffer of 2.5%, which was fully phased in on January 1, 2019. The Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	September 30, 2020
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.6%	$673,622	N/A	N/A	4.0%	$254,180
NBH Bank	9.2%	586,217	5.0%	$317,605	4.0%	254,084
Common equity tier 1 risk based capital:
Consolidated	14.3%	$673,622	N/A	N/A	7.0%	$330,905
NBH Bank	12.4%	586,217	6.5%	$307,342	7.0%	330,984
Tier 1 risk based capital ratio:
Consolidated	14.3%	$673,622	N/A	N/A	8.5%	$401,813
NBH Bank	12.4%	586,217	8.0%	$378,267	8.5%	401,909
Total risk based capital ratio:
Consolidated	15.4%	$728,166	N/A	N/A	10.5%	$496,358
NBH Bank	13.6%	640,760	10.0%	$472,834	10.5%	496,476

	December 31, 2019
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.0%	$640,440	N/A	N/A	4.0%	$231,950
NBH Bank	9.1%	528,028	5.0%	$289,926	4.0%	231,940
Common equity tier 1 risk based capital:
Consolidated	13.2%	$640,440	N/A	N/A	7.0%	$405,912
NBH Bank	10.9%	528,028	6.5%	$376,903	7.0%	405,896
Tier 1 risk based capital ratio:
Consolidated	13.2%	$640,440	N/A	N/A	8.5%	$412,620
NBH Bank	10.9%	528,028	8.0%	$387,701	8.5%	411,932
Total risk based capital ratio:
Consolidated	14.1%	$682,645	N/A	N/A	10.5%	$509,707
NBH Bank	11.8%	570,233	10.0%	$484,626	10.5%	508,857

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$4,246	$5,112	$12,453	$14,822
Bank card fees	4,039	3,752	11,206	10,946
Non-interest income (in-scope of Topic 606)	8,285	8,864	23,659	25,768
Non-interest income (out-of-scope of Topic 606)	36,247	15,895	83,242	36,702
Total non-interest income	$44,532	$24,759	$106,901	$62,470
Non-interest expense
In-scope of Topic 606:
Gain on OREO sales, net	$119	$6,514	$25	$7,200
Total revenue in-scope of Topic 606	$8,404	$15,378	$23,684	$32,968

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

The following table summarizes stock option activity for the nine months ended September 30, 2020:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2019	657,114	$26.69	6.41	$5,626
Granted	225,936	23.13
Exercised	(63,558)	19.77
Forfeited	(17,038)	29.00
Outstanding at September 30, 2020	802,454	26.18	7.01	2,474
Options exercisable at September 30, 2020	447,461	25.35	5.43	1,791
Options vested and expected to vest	764,282	26.17	6.90	2,390

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, there was $0.9 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.3 years.

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

In establishing the PSU components during 2020, the Compensation Committee determined the EPS target portion of the award would not be an effective metric in light of economic uncertainty surrounding COVID-19. Consequently, the Compensation Committee granted an award based upon a relative return on tangible assets (“ROTA”). Annually, the Company’s ROTA is compared to the respective ROTA of companies comprising the KBW Regional Index. At the end of the measurement period, the Company’s ranking will be averaged to determine the shares awarded. The fair value of the ROTA award was determined based on the closing stock price of the Company’s common stock on the grant date.

The weighted-average grant date fair value per unit for the ROTA target portion and the TSR target portion granted during the nine months ended September 30, 2020 was $28.43 and $24.58, respectively. The initial weighted-average performance price for the TSR target portion granted during the nine months ended September 30, 2020 was $35.95. During the nine months ended September 30, 2020, the Company awarded an additional 17,852 units due to final performance results related to performance stock units granted in 2017.

The following table summarizes restricted stock and performance stock unit activity during the nine months ended September 30, 2020:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2019	122,198	$34.19	158,874	$31.19
Granted	120,132	23.58	68,498	26.74
Net adjustment due to performance	—	—	17,852	33.22
Vested	(53,995)	34.40	(53,540)	33.22
Forfeited	(9,502)	29.94	(6,032)	29.37
Unvested at September 30, 2020	178,833	$27.22	185,652	$29.22

As of September 30, 2020, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $2.6 million and $3.1 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.0 years and 1.9 years, respectively. Expense related to non-vested restricted stock awards totaled $0.7 million and $0.7 million during the three months ended September 30, 2020 and 2019, respectively, and $1.9 million and $1.6 million during the nine months ended September 30, 2020 and 2019, respectively. Expense related to non-vested performance stock units totaled $0.4 million and $0.5 million during the three months ended September 30, 2020 and 2019, respectively, and $1.3 million and $1.2 million during the nine months ended September 30, 2020 and 2019, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 302,876 was available for issuance at September 30, 2020.

Under the ESPP, employees purchased 23,212 shares and 16,556 shares during the nine months ended September 30, 2020 and 2019, respectively.

Note 12 Common Stock

The Company had 30,594,412 and 31,176,627 shares of Class A common stock outstanding at September 30, 2020 and December 31, 2019, respectively. Additionally, the Company had 178,833 and 122,198 shares outstanding at September 30, 2020 and December 31, 2019, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On February 26, 2020, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. During the first quarter of 2020, the Company repurchased 734,117 shares for $19.5 million. Of those repurchases, $12.6 million were part of the previous authorization from August 2016. That authorization has been completed. The remaining authorization under the new program as of September 30, 2020 was $43.1 million.

Note 13 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 11.

The Company had 30,594,412 and 31,169,086 shares of Class A common stock outstanding as of September 30, 2020 and 2019, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2020 and 2019.

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$27,893	$21,642	$61,422	$60,846
Less: income allocated to participating securities	(36)	(25)	(96)	(69)
Income allocated to common shareholders	$27,857	$21,617	$61,326	$60,777
Weighted average shares outstanding for basic earnings per common share	30,756,116	31,281,970	30,881,325	31,133,982
Dilutive effect of equity awards	168,107	227,029	189,672	403,352
Weighted average shares outstanding for diluted earnings per common share	30,924,223	31,508,999	31,070,997	31,537,334
Basic earnings per share	$0.91	$0.69	$1.99	$1.95
Diluted earnings per share	0.90	0.69	1.97	1.93

The Company had 802,454 and 661,467 outstanding stock options to purchase common stock at weighted average exercise prices of $26.18 and $26.73 per share at September 30, 2020 and 2019, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 364,485 and 295,619 unvested restricted shares and performance stock units issued as of September 30, 2020 and 2019, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2020 and December 31, 2019.

Information about the valuation methods used to measure fair value is provided in note 16.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	location	2020	2019	Location	2020	2019
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	$1,171	Other liabilities	$45,279	$13,537
Total derivatives designated as hedging instruments		$—	$1,171		$45,279	$13,537

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$21,287	$9,004	Other liabilities	$21,371	$9,021
Interest rate lock commitments	Other assets	11,769	1,499	Other liabilities	440	141
Forward contracts	Other assets	191	16	Other liabilities	1,006	299
Total derivatives not designated as hedging instruments		$33,247	$10,519		$22,817	$9,461

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2020, the Company had interest rate swaps with a notional amount of $395.3 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2019, the Company had interest rate swaps with a notional amount of $403.7 million, that were designated as fair value hedges. These interest rate swaps were associated with $398.4 million and $405.9 million of the Company’s fixed-rate loans included in loans receivable on the statements of financial condition as of September 30, 2020 and December 31, 2019, respectively, before a gain of $46.9 million and $13.9 million from the fair value hedge adjustment in the carrying amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2020, the Company had matched interest rate swap transactions with an aggregate notional amount of $492.3 million related to this program. As of December 31, 2019, the Company had matched interest rate swap transactions with an aggregate notional amount of $478.9 million.

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

The Company had interest rate lock commitments with a notional value of $457.9 million and forward contracts with a notional value of $516.4 million at September 30, 2020. At December 31, 2019, the Company had interest rate lock commitments with a notional value of $99.8 million and forward contracts with a notional value of $181.5 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
hedging relationships	derivatives	2020	2019	2020	2019
Interest rate products	Interest and fees on loans	$5,043	$5,809	$1,310	$(11,791)
Total		$5,043	$5,809	$1,310	$(11,791)

	Location of gain (loss)	Amount of (loss) gain recognized in income on hedged items
	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
Hedged items	hedged items	2020	2019	2020	2019
Interest rate products	Interest and fees on loans	$(4,993)	$(3,313)	$(2,869)	$11,604
Total		$(4,993)	$(3,313)	$(2,869)	$11,604

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
as hedging instruments	derivatives	2020	2019	2020	2019
Interest rate products	Other non-interest expense	$8	$(198)	$(65)	$(761)
Interest rate lock commitments	Mortgage banking income	3,243	522	14,174	2,290
Forward contracts	Mortgage banking income	1,558	348	(532)	49
Total		$4,809	$672	$13,577	$1,578

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

As of September 30, 2020, the termination value of derivatives in a net liability position related to these agreements was $69.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of September 30, 2020, the Company had posted $76.3 million in eligible collateral. If the Company had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Commitments to fund loans	$280,496	$249,914
Unfunded commitments under lines of credit	557,464	600,407
Commercial and standby letters of credit	8,862	11,929
Total unfunded commitments	$846,822	$862,250

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. Charges against the reserve during the three and nine months ended September 30, 2020 totaling $214 thousand and $397 thousand, respectively, were primarily driven by early payoffs. The Company recorded a repurchase reserve of $2.8 million and $2.6 million at September 30, 2020 and December 31, 2019, respectively, which is included in other liabilities on the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Beginning balance	$2,725	$2,633	$2,589	$3,286
Provision charged to (released from) operating expense, net	285	(111)	604	(639)
Charge-offs	(214)	(24)	(397)	(149)
Ending balance	$2,796	$2,498	$2,796	$2,498

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the nine months ended September 30, 2020 and 2019, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At September 30, 2020 and December 31, 2019, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 87.0% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$92,892	$—	$92,892
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	476,650	—	476,650
Municipal securities	—	394	—	394
Corporate debt	—	2,003	—	2,003
Loans held for sale	—	273,003	—	273,003
Interest rate swap derivatives	—	21,287	—	21,287
Mortgage banking derivatives	—	—	11,960	11,960
Total assets at fair value	$—	$866,229	$11,960	$878,189
Liabilities:
Interest rate swap derivatives	$—	$66,650	$—	$66,650
Mortgage banking derivatives	—	—	1,446	1,446
Total liabilities at fair value	$—	$66,650	$1,446	$68,096

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$95,256	$—	$95,256
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	542,037	—	542,037
Municipal securities	—	372	—	372
Loans held for sale	—	117,444	—	117,444
Interest rate swap derivatives	—	10,175	—	10,175
Mortgage banking derivatives	—	—	1,515	1,515
Total assets at fair value	$—	$765,284	$1,515	$766,799
Liabilities:
Interest rate swap derivatives	$—	$22,558	$—	$22,558
Mortgage banking derivatives	—	—	440	440
Total liabilities at fair value	$—	$22,558	$440	$22,998

The table below details the changes in level 3 financial instruments during the nine months ended September 30, 2020:

Mortgage banking
derivatives, net
Balance at December 31, 2019	$1,075
Gain included in earnings, net	13,642
Fees and costs included in earnings, net	(4,203)
Balance at September 30, 2020	$10,514

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 3% - 26% with a weighted average discount rate of 14.5%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At September 30, 2020, the Company recorded a specific reserve of $1.1 million related to six loans with a carrying balance of $4.6 million. At September 30, 2019, the Company recorded a specific reserve of $1.8 million related to eight loans with a carrying balance of $5.9 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 9.6%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $423 thousand and $872 thousand of OREO impairments in its consolidated statements of operations during the nine months ended September 30, 2020 and 2019, respectively. The fair values of OREO are derived from third-party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.5% with a weighted average rate of 9.5% at September 30, 2020 and prepayment speed assumption ranges of 18.0% to 21.8% with a weighted average rate of 18.1% at September 30, 2020 as inputs. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income on the consolidated statements of operations. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

Premises and equipment—During the second quarter of 2020, the Company approved plans to consolidate 12 banking centers throughout the Community Banks of Colorado, Bank Midwest and Hillcrest Bank markets. Premises and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process that considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third-party appraisals from certified real estate appraisers. These fair value measurements are classified as level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The Company recognized $1.6 million of impairments in its unaudited consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $8.0 million during the nine months ended September 30, 2020.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding the assets recorded at fair value on a non-recurring basis during the nine months ended September 30, 2020 and 2019:

	September 30, 2020
	Total	Losses from fair value changes
Individually evaluated loans	$33,603	$1,969
Other real estate owned	4,590	423
Premises and equipment	8,024	1,631
Mortgage servicing rights	7,173	847
Total	$53,390	$4,870

	September 30, 2019
	Total	Losses from fair value changes
Individually evaluated loans	$37,002	$7,571
Other real estate owned	7,904	872
Premises and equipment	3,385	898
Mortgage servicing rights	2,879	453
Total	$51,170	$9,794

The Company did not record any liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2020.

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

The fair value of financial instruments at September 30, 2020 and December 31, 2019 are set forth below:

	Level in fair value	September 30, 2020		December 31, 2019
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$445,103	$445,103	$110,190	$110,190
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	92,892	92,892	95,256	95,256
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	476,650	476,650	542,037	542,037
Municipal securities available-for-sale	Level 2	394	394	372	372
Municipal securities available-for-sale	Level 3	115	115	115	115
Corporate debt	Level 2	2,003	2,003	—	—
Other available-for-sale securities	Level 3	469	469	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	250,790	255,032	127,560	128,770
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	69,211	69,688	55,324	54,971
Non-marketable securities	Level 2	29,598	29,598	29,751	29,751
Loans receivable	Level 3	4,556,121	4,723,757	4,415,406	4,481,209
Loans held for sale	Level 2	273,003	273,003	117,444	117,444
Accrued interest receivable	Level 2	22,852	22,852	19,157	19,157
Interest rate swap derivatives	Level 2	21,287	21,287	10,175	10,175
Mortgage banking derivatives	Level 3	11,960	11,960	1,515	1,515
LIABILITIES
Deposit transaction accounts	Level 2	4,589,394	4,589,394	3,678,979	3,678,979
Time deposits	Level 2	1,027,066	1,036,192	1,058,153	1,058,354
Securities sold under agreements to repurchase	Level 2	23,904	23,904	56,935	56,935
Federal Home Loan Bank advances	Level 2	—	—	207,675	207,890
Accrued interest payable	Level 2	8,219	8,219	9,328	9,328
Interest rate swap derivatives	Level 2	66,650	66,650	22,558	22,558
Mortgage banking derivatives	Level 3	1,446	1,446	440	440

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2020, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2019, 2018 and 2017. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We also believe that our established presence in our core markets of Colorado, the greater Kansas City region, Texas, Utah and New Mexico, which are outperforming national averages, positions us well for growth opportunities. As of September 30, 2020, we had $6.6 billion in assets, $4.6 billion in loans, $5.6 billion in deposits and $0.8 billion in equity.

Recent Events

The COVID-19 pandemic has caused substantial disruption to the communities we serve and has changed the way we live and work. We continue to remain committed to ensuring our associates, clients, and communities are receiving the support they need during these challenging times. All of our banking centers remain operational through our drive-thru services and on an appointment-only basis in the lobbies. We have continued to leverage our digital banking platform with our clients. Our teams have been working diligently to support our clients who are experiencing financial hardship due to COVID-19 through participation in the SBA’s Paycheck Protection Program, including assistance with PPP loan forgiveness applications, and loan modifications, as needed. The length of the pandemic and the efficacy of the extraordinary government-mandated measures that have been put into place to address it are unknown, but have already had, and are likely to continue to have, a significantly negative impact to the U.S. labor market, consumer spending and business operations.

The Company shifted its strategic priorities in March 2020 to address the impacts from the COVID-19 pandemic. We remain focused on our priorities to 1) protect the health of our associates and clients, 2) ensure the safety and soundness of our bank, and 3) act on every opportunity to prudently support our clients and the communities where we do business.

Operating Highlights and Key Challenges

Profitability and returns

●

Net income totaled $61.4 million, or $1.97 per diluted share, for the nine months ended September 30, 2020, compared to net income of $60.8 million, or $1.93 per diluted share, for the same period in the prior year. Net income during the nine months ended September 30, 2020 included $1.6 million, after tax, of expenses related to banking center consolidations. Adjusting for these expenses, net income would have been $63.1 million, or $2.03 per diluted share. Net income during the nine months ended September 30, 2019 included $0.7 million, after tax, of expenses related to banking center consolidations. Adjusting for these expenses, net income would have been $61.5 million, or $1.95 per diluted share.

●

The nine months ended September 30, 2020 included a $17.6 million loan loss provision from the CECL model, driven by deteriorating economic conditions caused by the impact of COVID-19, compared to a loan loss provision of $10.5 million for the nine months ended September 30, 2019.

●

The return on average tangible assets was 1.36% for the nine months ended September 30, 2020, compared to 1.45% for the same period in the prior year. Adjusting for the banking center consolidation-related expense, the return on average tangible assets for the nine months ended September 30, 2020 and 2019 was 1.39% and 1.46%, respectively.

●

The return on average tangible common equity was 12.47% for the nine months ended September 30, 2020, compared to 13.43% for the same period in the prior year. Adjusting for the banking center consolidation-related expense, the return on average tangible common equity for the nine months ended September 30, 2020 and 2019 was 12.80% and 13.58%, respectively.

Strategic execution

●	Continue to pro-actively address the impacts of the COVID-19 pandemic through executing on our priorities as detailed in the “Recent Events” section above.
●	Funded $358.9 million in SBA Paycheck Protection Program loans for 2,164 clients and are actively assisting through the forgiveness process.
●

As part of our continued focus on improving operating efficiencies and investing in digital solutions for our clients, during the second quarter of 2020, we approved plans to consolidate 12 banking centers throughout the Community Banks of Colorado, Bank Midwest and Hillcrest Bank markets. Consolidation-related expense of $2.1 million was recorded to non-interest expense during the nine months ended September 30, 2020. The consolidations are expected to be substantially complete by year end.

●

Maintain a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans, and all concentration levels remain well below our self-imposed limits.

●

We continue to carefully monitor our entire loan portfolio and have no industry exposure exceeding 5% of total loans for industries highly impacted by COVID-19, such as restaurants, retailers, hospital/medical, multifamily, oil and gas, hotels and lodging. The Company has no direct exposure to other industries highly impacted, including aviation, cruise lines, energy services, auto manufacturing/dealer floor plans, hedge funds, gaming and casinos, convention centers, malls and taxi/ride share companies. Furthermore, we have no exposure to consumer credit card, indirect auto finance or car leasing.

Loan portfolio

●	Total loans ended the quarter at $4.6 billion and increased $140.7 million, or 3.2%, since December 31, 2019, primarily driven by PPP loans originated during the second quarter of 2020.
●

We are taking a very careful approach to extending new credit as well as continuing an intense focus on managing credit risk and yield. Total loan originations during the nine months ended September 30, 2020 were $887.4 million, led by PPP loans of $358.9 million and commercial loan originations, excluding PPP loans, of $271.2 million.

●	COVID-related loan modifications are handled individually on a relationship basis. As of September 30, 2020, $165.2 million, or 3.6%, of total loans were on a COVID-related modification plan.

Credit quality

●

Provision for loan losses totaled $17.6 million during the nine months ended September 30, 2020, including a $0.1 million provision for unfunded loan commitment reserves, to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19.

●	Net charge-offs to average total loans for the nine months ended September 30, 2020 totaled 0.04%, annualized, compared to 0.19% for the full year ended December 31, 2019.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual TDRs) improved to 0.41% of total loans, compared to 0.49% at December 31, 2019. Non-performing assets to total loans and OREO improved to 0.51% at September 30, 2020, compared to 0.66% at December 31, 2019. Excluding PPP loans, non-performing loans to total loans were 0.45%, and non-performing assets to total loans and OREO were 0.56% at September 30, 2020.

●

Allowance for credit losses increased by 56.1% from December 31, 2019 to September 30, 2020 due to the adoption of CECL on January 1, 2020 and to provide coverage for the economic impact of the COVID-19 pandemic. The allowance for credit losses totaled 1.34% of total loans compared to 0.88% at December 31, 2019. Excluding PPP loans, the allowance for credit losses totaled 1.45% of total loans at September 30, 2020.

Client deposit funded balance sheet

●

Average non-interest bearing demand deposits increased $210.8 million, or 18.3% during the nine months ended September 30, 2020, compared to the same period in the prior year. Our clients used their core operating accounts for PPP funds and economic stimulus checks, which aided the strong deposit growth. Average transaction deposits increased $510.3 million during the nine months ended September 30, 2020, compared to the same period in the prior year.

●	Total deposits averaged $5.1 billion during the nine months ended September 30, 2020, increasing 10.3%, compared to $4.7 billion for the same period in the prior year.
●	Time deposits averaged $1.0 billion during the nine months ended September 30, 2020, decreasing $30.4 million, or 2.8%, from the same period in the prior year.
●	The mix of transaction deposits to total deposits improved 405 basis points to 81.7% at September 30, 2020, compared to 77.7% at December 31, 2019.
●

Cost of deposits totaled 0.49% during the nine months ended September 30, 2020, decreasing 15 basis points compared to the year ended December 31, 2019. The cost of funds totaled 0.69% during the nine months ended September 30, 2020, decreasing 27 basis points compared to the year ended December 31, 2019.

Revenues

●

Fully taxable equivalent (“FTE”) net interest income totaled $148.2 million during the nine months ended September 30, 2020 and decreased $11.0 million, or 6.9%, compared to the same period in the prior year due to the decline in short-term interest rates as a result of monetary policy actions by the Federal Reserve.

●

The FTE net interest margin narrowed 50 basis points to 3.48% for the nine months ended September 30, 2020, as compared to the same period in the prior year due to lower earning asset yields. The yield on earning assets decreased 71 basis points, led by an 83 basis point decrease in the originated loan portfolio yields due to the decline in short-term interest rates. The cost of funds decreased 27 basis points to 0.69%.

●

Non-interest income totaled $106.9 million during the nine months ended September 30, 2020, increasing $44.4 million, or 71.1%, from the nine months ended September 30, 2019, primarily driven by mortgage banking income. Service charges and bank card fees decreased a combined $2.3 million due to changes in consumer behavior due to the COVID-19 pandemic.

Expenses

●

Non-interest expense totaled $157.8 million during the nine months ended September 30, 2020, representing an increase of $23.1 million, or 17.2%, from the nine months ended September 30, 2019. Salaries and benefits increased $16.2 million due to higher mortgage banking commissions. Banking center consolidation-related expense totaling $2.1 million was incurred during the nine months ended September 30, 2020, compared to $0.9 million during the same period in the last year. Additionally, included in the prior period were net gains on the sale of OREO of $7.2 million, compared to minimal net gains on the sale of OREO recorded in 2020.

●

Income tax expense totaled $14.5 million and $12.0 million during the first nine months of 2020 and 2019, respectively. Included in income tax expense was $0.1 million of expense during the first nine months of 2020 and $2.2 million of benefit during the first nine months of 2019 from stock compensation activity. Adjusting for stock compensation activity, the effective tax rate for the first nine months of 2020 was 18.9%, compared to 19.4% in the prior period. The lower rate compared to the statutory rate reflects the continued success of our tax strategies and tax exempt income.

Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. As of September 30, 2020, our consolidated tier 1 leverage ratio was 10.60% and our common equity tier 1 and consolidated tier 1 risk based capital ratios were 14.25%.

●	The Bank maintains ample liquidity with excess cash liquidity of $400 million and access to $2.3 billion in readily available funds.
●

At September 30, 2020, common book value per share was $26.13. The tangible common book value per share increased $1.51 to $22.40 at September 30, 2020, compared to December 31, 2019, as the earnings and positive fair market value adjustments in the available-for-sale securities portfolio outpaced the share repurchases, dividends and CECL cumulative effect adjustment.

Key Challenges

There are a number of significant challenges confronting us and our industry. We face continual challenges implementing our business strategy, including growing the assets, particularly loans, and deposits of our business amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive environment. Prevailing interest rates began decreasing in mid-2019, remain low and are expected to remain near zero for the foreseeable future as a result of monetary policy actions by the Federal Reserve.

General economic conditions continue to decline as a result of the COVID-19 pandemic. While we continue to respond quickly and prudently to minimize any disruptions to our business, our clients and communities continue to face significant changes and disruption. The markets in which we do business were subject to shelter-in-place or safe at home orders, which forced non-essential businesses to close temporarily. Our markets are in varying phases of reopening plans and are subject to varying state and local mandates that are continually changing, and many businesses continue to be impacted by these actions. U.S. COVID-19 cases are hitting record daily highs and, as winter approaches, it is possible state and local shelter-in-place orders will return. Our banking centers remain open by appointment-only and through drive-thru services. We continue to leverage our digital banking platform with our clients. Our teams have been working diligently to support our clients experiencing financial hardship due to COVID-19 through participation in the SBA’s Paycheck Participation Program, including assistance with PPP loan forgiveness applications, and loan modifications as needed. The length of the pandemic and the efficacy of the extraordinary government-mandated measures that have been put into place to address it are still unknown, but have already had, and are likely to continue to have, a significantly negative impact to the U.S. labor market, consumer spending and business operations.

Our markets have historically outperformed the national averages on many key indicators; however, the economic impact from the COVID-19 pandemic is continuing to cause economic strain nationally and across all of our markets. We are taking a very careful approach to extending new credit as well as continuing an intense focus on managing credit risk and yield. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

As of September 30, 2020, the Company had low exposure to industries highly impacted by the COVID-19 pandemic. Within the commercial loan segment, restaurants were 4.6%, retailers 2.6%, hospital/medical 4.7% and oil and gas 0.7% of total loans. Within the commercial real estate non-owner occupied loan segment, hotel and lodging was 4.0%, multifamily 1.6% and retail 1.2% of total loans. The Company had no direct exposure to other industries and loan types more highly impacted by the pandemic including aviation, cruise lines, energy services, auto manufacturing/dealer floor plans, hedge funds, gaming and casinos, convention centers, credit cards, malls and taxi/ride share businesses. Furthermore, the Company had no consumer credit card, indirect auto or car leasing exposure.

The agriculture industry is in the sixth year of depressed commodity prices and is also being impacted by the COVID-19 pandemic. Our food and agribusiness portfolio is only 4.8% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.1% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our loans outstanding portfolio at September 30, 2020 totaled $4.6 billion, representing an increase of $140.7 million, or 3.2%, compared to December 31, 2019, led by PPP loans totaling $348.3 million that were partially offset by lower commercial and industrial loans of $159.0 million, or 11.3%. During the nine months ended September 30, 2020, our weighted average rate on new loans funded at the time of origination was 3.13%, compared to the weighted average yield of our originated loan portfolio of 4.01% (FTE). Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans and other high-quality earning assets as well as Federal Reserve interest rate policy decisions.

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

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2020	2019	2019	2020	2019
Key Ratios(1)
Return on average assets	1.71%	1.31%	1.46%	1.32%	1.40%
Return on average tangible assets(2)	1.76%	1.35%	1.51%	1.36%	1.45%
Return on average tangible assets, adjusted(2)(10)	1.78%	1.35%	1.56%	1.39%	1.46%
Return on average equity	14.00%	10.13%	11.44%	10.53%	11.16%
Return on average tangible common equity(2)	16.49%	12.07%	13.68%	12.47%	13.43%
Return on average tangible common equity, adjusted(2)(10)	16.69%	12.07%	14.11%	12.80%	13.58%
Loan to deposit ratio (end of period)	81.12%	93.21%	92.99%	81.12%	92.99%
Non-interest bearing deposits to total deposits (end of period)	27.31%	25.01%	26.13%	27.31%	26.13%
Net interest margin(3)	3.13%	3.68%	3.81%	3.39%	3.89%
Net interest margin FTE(2)(3)(9)	3.21%	3.77%	3.91%	3.48%	3.98%
Interest rate spread FTE(2)(5)(9)	3.04%	3.49%	3.61%	3.27%	3.71%
Yield on earning assets(3)	3.50%	4.35%	4.52%	3.87%	4.58%
Yield on earning assets FTE(2)(4)(9)	3.59%	4.44%	4.61%	3.96%	4.67%
Cost of interest bearing liabilities(4)	0.55%	0.95%	1.00%	0.69%	0.96%
Cost of deposits	0.40%	0.64%	0.67%	0.49%	0.64%
Non-interest income to total revenue FTE(2)	48.13%	28.19%	31.82%	41.90%	28.18%
Non-interest expense to average assets	3.39%	3.09%	2.96%	3.39%	3.10%
Non-interest expense to average assets, adjusted(1)(2)(10)	3.37%	3.09%	2.90%	3.34%	3.08%
Efficiency ratio(2)	60.30%	64.82%	56.83%	62.42%	61.38%
Efficiency ratio FTE(2)(9)	59.47%	63.66%	55.90%	61.48%	60.33%
Efficiency ratio FTE, adjusted(2)(9)(10)	59.01%	63.66%	54.75%	60.64%	59.93%

Total Loans Asset Quality Data(6)(7)(8)
Non-performing loans to total loans	0.41%	0.49%	0.58%	0.41%	0.58%
Non-performing loans to total loans excluding PPP loans	0.45%	0.49%	0.58%	0.45%	0.58%
Non-performing assets to total loans and OREO	0.51%	0.66%	0.76%	0.51%	0.76%
Non-performing assets to total loans and OREO excluding PPP loans	0.56%	0.66%	0.76%	0.56%	0.76%
Allowance for credit losses to total loans	1.34%	0.88%	0.88%	1.34%	0.88%
Allowance for credit losses to total loans excluding PPP loans	1.45%	0.88%	0.88%	1.45%	0.88%
Allowance for credit losses to non-performing loans	322.95%	179.62%	152.41%	322.95%	152.41%
Net charge-offs to average loans	0.04%	0.07%	0.65%	0.04%	0.23%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(4)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities or loans are excluded from interest earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(6)	Non-performing loans consist of non-accruing loans and restructured loans on non-accrual.
(7)	Non-performing assets include non-performing loans and OREO.
(8)	Total loans are net of unearned discounts and fees.
(9)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,275, $1,290 and $1,264 for the three months ended September 30, 2020, December 31, 2019 and September 30, 2019, respectively. The taxable equivalent adjustments included above are $3,843 and $3,775 for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	September 30,	December 31,	September 30,
	2020	2019	2019
Total shareholders’ equity	$799,357	$766,920	$753,326
Less: goodwill and core deposit intangible assets, net	(122,871)	(123,758)	(124,054)
Add: deferred tax liability related to goodwill	8,927	8,241	8,012
Tangible common equity (non-GAAP)	$685,413	$651,403	$637,284

Total assets	$6,600,676	$5,895,512	$5,990,050
Less: goodwill and core deposit intangible assets, net	(122,871)	(123,758)	(124,054)
Add: deferred tax liability related to goodwill	8,927	8,241	8,012
Tangible assets (non-GAAP)	$6,486,732	$5,779,995	$5,874,008

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	12.11%	13.01%	12.58%
Less: impact of goodwill and core deposit intangible assets, net	(1.54)%	(1.74)%	(1.73)%
Tangible common equity to tangible assets (non-GAAP)	10.57%	11.27%	10.85%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$685,413	$651,403	$637,284
Divided by: ending shares outstanding	30,594,412	31,176,627	31,169,086
Tangible common book value per share (non-GAAP)	$22.40	$20.89	$20.45

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$685,413	$651,403	$637,284
Accumulated other comprehensive income, net of tax	(11,080)	(2,062)	(3,087)
Tangible common book value, excluding accumulated other comprehensive income, net of tax (non-GAAP)	674,333	649,341	634,197
Divided by: ending shares outstanding	30,594,412	31,176,627	31,169,086
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$22.04	$20.83	$20.35

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2020	2019	2019	2020	2019
Net income	$27,893	$19,519	$21,642	$61,422	$60,846
Add: impact of core deposit intangible amortization expense, after tax	226	225	224	680	674
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$28,119	$19,744	$21,866	$62,102	$61,520

Average assets	$6,483,016	$5,924,459	$5,865,785	$6,222,442	$5,807,689
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(114,122)	(115,665)	(116,188)	(114,406)	(116,481)
Average tangible assets (non-GAAP)	$6,368,894	$5,808,794	$5,749,597	$6,108,036	$5,691,208

Average shareholders' equity	$792,358	$764,694	$750,314	$779,491	$728,901
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(114,122)	(115,665)	(116,188)	(114,406)	(116,481)
Average tangible common equity (non-GAAP)	$678,236	$649,029	$634,126	$665,085	$612,420

Return on average assets	1.71%	1.31%	1.46%	1.32%	1.40%
Return on average tangible assets (non-GAAP)	1.76%	1.35%	1.51%	1.36%	1.45%
Return on average equity	14.00%	10.13%	11.44%	10.53%	11.16%
Return on average tangible common equity (non-GAAP)	16.49%	12.07%	13.68%	12.47%	13.43%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2020	2019	2019	2020	2019
Interest income	$52,302	$59,616	$61,372	$164,714	$182,985
Add: impact of taxable equivalent adjustment	1,275	1,290	1,264	3,843	3,775
Interest income FTE (non-GAAP)	$53,577	$60,906	$62,636	$168,557	$186,760

Net interest income	$46,715	$50,388	$51,785	$144,390	$155,442
Add: impact of taxable equivalent adjustment	1,275	1,290	1,264	3,843	3,775
Net interest income FTE (non-GAAP)	$47,990	$51,678	$53,049	$148,233	$159,217

Average earning assets	$5,944,790	$5,438,041	$5,385,407	$5,690,884	$5,344,494
Yield on earning assets	3.50%	4.35%	4.52%	3.87%	4.58%
Yield on earning assets FTE (non-GAAP)	3.59%	4.44%	4.61%	3.96%	4.67%
Net interest margin	3.13%	3.68%	3.81%	3.39%	3.89%
Net interest margin FTE (non-GAAP)	3.21%	3.77%	3.91%	3.48%	3.98%

Efficiency Ratio

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2020	2019	2019	2020	2019
Net interest income	$46,715	$50,388	$51,785	$144,390	$155,442
Add: impact of taxable equivalent adjustment	1,275	1,290	1,264	3,843	3,775
Net interest income, FTE (non-GAAP)	$47,990	$51,678	$53,049	$148,233	$159,217

Non-interest income	$44,532	$20,282	$24,759	$106,901	$62,470

Non-interest expense	$55,321	$46,107	$43,793	$157,752	$134,638
Less: core deposit intangible asset amortization	(295)	(296)	(295)	(887)	(887)
Non-interest expense, adjusted for core deposit intangible asset amortization	$55,026	$45,811	$43,498	$156,865	$133,751

Non-interest expense, adjusted for core deposit intangible asset amortization	$55,026	$45,811	$43,498	$156,865	$133,751
Banking center consolidation-related expense	(432)	—	(898)	(2,140)	(898)
Adjusted non-interest expense (non-GAAP)	$54,594	$45,811	$42,600	$154,725	$132,853

Efficiency ratio	60.30%	64.82%	56.83%	62.42%	61.38%
Efficiency ratio FTE (non-GAAP)	59.47%	63.66%	55.90%	61.48%	60.33%
Adjusted efficiency ratio FTE (non-GAAP)	59.01%	63.66%	54.75%	60.64%	59.93%

Adjusted Financial Results

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2020	2019	2019	2020	2019
Adjustments to net income:
Net income	$27,893	$19,519	$21,642	$61,422	$60,846
Adjustments(1)	331	—	689	1,641	689
Adjusted net income (non-GAAP)	$28,224	$19,519	$22,331	$63,063	$61,535

Adjustments to earnings per share:
Earnings per share - diluted	$0.90	$0.62	$0.69	$1.97	$1.93
Adjustments(1)	0.01	—	0.02	0.06	0.02
Adjusted earnings per share - diluted (non-GAAP)	$0.91	$0.62	$0.71	$2.03	$1.95

Adjustments to return on average tangible assets:
Adjusted net income (non-GAAP)	$28,224	$19,519	$22,331	$63,063	$61,535
Add: impact of core deposit intangible amortization expense, after tax	226	225	224	680	674
Net income adjusted for impact of core deposit intangible amortization expense, after tax	28,450	19,744	22,555	63,743	62,209
Average tangible assets (non-GAAP)	6,368,894	5,808,794	5,749,597	6,108,036	5,691,208
Adjusted return on average tangible assets (non-GAAP)	1.78%	1.35%	1.56%	1.39%	1.46%

Adjustments to return on average tangible common equity:
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$28,450	$19,744	$22,555	$63,743	$62,209
Average tangible common equity (non-GAAP)	678,236	649,029	634,126	665,085	612,420
Adjusted return on average tangible common equity (non-GAAP)	16.69%	12.07%	14.11%	12.80%	13.58%

Adjustments to non-interest expense:
Non-interest expense	$55,321	$46,107	$43,793	$157,752	$134,638
Adjustments(1)	432	—	898	2,140	898
Adjusted non-interest expense (non-GAAP)	54,889	46,107	42,895	155,612	133,740
Non-interest expense to average assets, adjusted (non-GAAP)	3.37%	3.09%	2.90%	3.34%	3.08%

(1) Adjustments:
Non-interest expense adjustments:
Banking center consolidation-related expense	$432	$—	$898	$2,140	$898
Tax expense impact	(101)	—	(209)	(499)	(209)
Adjustments (non-GAAP)	$331	$—	$689	$1,641	$689

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

Financial Condition

Total assets increased to $6.6 billion at September 30, 2020 from $5.9 billion at December 31, 2019. Total loans increased 3.2% or $140.7 million, cash and cash equivalents increased 303.9% or $334.9 million. The allowance for credit losses increased 56.1% or $21.9 million at September 30, 2020 from $39.1 million at December 31, 2019, and included a CECL adoption day 1 increase of $5.8 million, partially offsetting the increase in total assets.

During the nine months ended September 30, 2020, lower cost demand, savings and money market deposits (“transaction deposits”) increased $910.4 million, or 33.1% annualized, compared to December 31, 2019, as we benefited from cash inflows resulting from the CARES Act economic stimulus and continued developing full banking relationships with our clients. Our clients used their core operating accounts for PPP funds and economic stimulus checks, which aided the strong deposit growth. In addition to providing excess cash liquidity, the increase in transaction deposits provided low-cost funding utilized to fund PPP loans and pay down short-term borrowings.

Investment securities

Available-for-sale

At September 30, 2020, available-for-sale investment securities decreased $65.7 million, or 10.3%, compared to December 31, 2019. For the nine months ended September 30, 2020, maturities and paydowns totaled $191.8 million and were partially offset by purchases totaling $114.7 million. For the nine months ended September 30, 2019, maturities and paydowns of available-for-sale securities totaled $146.3 million, and purchases totaled $18.0 million.

Our available-for-sale investment securities portfolio is summarized as follows as of the dates indicated:

	September 30, 2020				December 31, 2019
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$90,022	$92,892	16.2%	1.89%	$93,770	$95,256	14.9%	2.59%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	466,648	476,650	83.3%	1.49%	543,275	542,037	84.9%	2.13%
Municipal securities	495	509	0.1%	3.60%	495	487	0.1%	3.60%
Corporate debt	2,000	2,003	0.3%	5.83%	—	—	—	—
Other securities	469	469	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$559,634	$572,523	100.0%	1.57%	$638,009	$638,249	100.0%	2.20%

As of September 30, 2020 and December 31, 2019, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 2.3 years and 2.9 years at September 30, 2020 and December 31, 2019, respectively. This estimate is based on assumptions and actual results may differ. At September 30, 2020 and December 31, 2019, the duration of the total available-for-sale investment portfolio was 2.2 years and 2.7 years, respectively.

At September 30, 2020 and December 31, 2019, adjustable rate securities comprised 2.9% and 2.8%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.24% per annum and 2.40% per annum at September 30, 2020 and December 31, 2019, respectively.

The available-for-sale investment portfolio included $13.0 million and $5.3 million of unrealized gains and $0.1 million and $5.1 million of unrealized losses at September 30, 2020 and December 31, 2019, respectively. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

 Held-to-maturity

At September 30, 2020, held-to-maturity investment securities increased $137.1 million, or 75.0%, compared to December 31, 2019. For the nine months ended September 30, 2020, purchases of held-to-maturity securities totaled $196.7 million. There were no purchase of held-to-maturity securities during the nine months ended September 30, 2019. Maturities and paydowns of held-to-maturity securities totaled $58.1 million and $44.1 million during the nine months ended September 30, 2020 and 2019, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2020				December 31, 2019
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$250,790	$255,032	78.4%	1.65%	$127,560	$128,770	69.7%	3.19%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	69,211	69,688	21.6%	0.65%	55,324	54,971	30.3%	1.90%
Total investment securities held-to-maturity	$320,001	$324,720	100.0%	1.43%	$182,884	$183,741	100.0%	2.80%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $4.8 million and $1.3 million of unrealized gains and $0.1 million and $0.5 million of unrealized losses at September 30, 2020 and December 31, 2019, respectively.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of September 30, 2020 and December 31, 2019 was 2.3 years and 2.4 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 2.2 years and 2.3 years as of September 30, 2020 and December 31, 2019, respectively.

Loans overview

At September 30, 2020, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date.

The table below shows the loan portfolio composition at the respective dates:

			September 30, 2020 vs.
			December 31, 2019
	September 30, 2020	December 31, 2019	% Change
Originated:
Commercial:
Commercial and industrial	$1,228,550	$1,380,248	(11.0)%
Municipal and non-profit	883,065	833,707	5.9%
Owner-occupied commercial real estate	460,487	414,477	11.1%
Food and agribusiness	210,818	245,320	(14.1)%
PPP loans	348,257	—	100.0%
Total commercial	3,131,177	2,873,752	9.0%
Commercial real estate non-owner occupied	515,415	505,479	2.0%
Residential real estate	614,449	651,656	(5.7)%
Consumer	20,196	21,030	(4.0)%
Total originated	4,281,237	4,051,917	5.7%

Acquired:
Commercial:
Commercial and industrial	23,984	31,284	(23.3)%
Municipal and non-profit	576	3,819	(84.9)%
Owner-occupied commercial real estate	55,929	75,645	(26.1)%
Food and agribusiness	5,740	7,807	(26.5)%
Total commercial	86,229	118,555	(27.3)%
Commercial real estate non-owner occupied	101,672	125,426	(18.9)%
Residential real estate	86,478	118,762	(27.2)%
Consumer	505	746	(32.3)%
Total acquired	274,884	363,489	(24.4)%
Total loans	$4,556,121	$4,415,406	3.2%

Our loan portfolio increased $140.7 million, or 3.2%, since December 31, 2019. We are taking a careful approach to extending credit and focusing on managing credit risk and yield and saw elevated levels of paydowns and payoffs during the quarter. Year-to-date loan originations through September 30, 2020 totaled $887.4 million, including $358.9 million of PPP loan originations, which were offset by elevated levels of paydowns and payoffs.

Our commercial and industrial loan portfolio is comprised of diverse industry segments. At September 30, 2020, these segments included finance and financial services, primarily lender finance loans, of $267.0 million, hospital/medical loans of $213.4 million, manufacturing-related loans of $113.3 million, and a variety of smaller subcategories of commercial and industrial loans. Food and agribusiness loans, which are well-diversified across food production, crop and livestock types, totaled $216.6 million and were 29.7% of the Company’s risk based capital. Crop and livestock loans represent 1.1% of total loans.

Non-owner occupied CRE loans were 84.7% of the Company’s risk based capital, or 13.5% of total loans, and no specific property type comprised more than 4.0% of total loans. The Company maintains very little exposure to retail properties, comprising 3.8% of total loans. Multi-family loans totaled $71.5 million, or 1.6% of total loans as of September 30, 2020.

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. In light of the strain placed on certain industries by the COVID-19 pandemic, the Company has carefully evaluated and continues to closely monitor our entire loan portfolio. Within the commercial loan segment, certain highly impacted industries are noted as follows: restaurants were 4.6%, retailers 2.6%, hospital/medical 4.7% and oil and gas 0.7% of total loans. Within the commercial real estate non-owner occupied loan segment, hotel and lodging was 4.0%, multifamily 1.6% and retail 1.2% of total loans. The Company had no direct exposure to other industries more highly impacted by the pandemic including aviation, cruise lines, energy services, auto manufacturing/dealer floor plans, hedge funds, gaming and casinos, convention centers, credit cards, malls and taxi/ride share businesses. Furthermore, the Company had no consumer credit card, indirect auto or car leasing exposure.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $1.2 billion over the past 12 months, led by commercial loan originations of $812.6 million, which included PPP loan originations of $358.9 million. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following table represents new loan originations during 2020 and 2019:

	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter
	2020	2020	2020	2019	2019
Commercial:
Commercial and industrial	$11,354	$(8,726)	$118,999	$69,048	$144,554
Municipal and non-profit	6,083	49,679	13,968	46,114	31,482
Owner occupied commercial real estate	23,758	22,078	37,372	46,965	16,149
Food and agribusiness	13,876	(10,480)	(6,787)	20,348	(4,894)
PPP loans	122	358,798	—	—	—
Total commercial	55,193	411,349	163,552	182,475	187,291
Commercial real estate non-owner occupied	24,937	18,992	80,792	41,256	79,929
Residential real estate	49,786	29,024	46,273	43,493	49,022
Consumer	2,980	2,206	2,320	2,315	2,986
Total	$132,896	$461,571	$292,937	$269,539	$319,228

Included in originations are net fundings under revolving lines of credit of ($27,899), ($55,826), $48,789, $1,756, and $37,062 as of the third quarter 2020, second quarter 2020, first quarter 2020, fourth quarter 2019 and third quarter 2019, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	September 30, 2020
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$90,393	$938,291	$223,850	$1,252,534
Municipal and non-profit	52,517	144,504	686,620	883,641
Owner occupied commercial real estate	19,575	166,512	330,329	516,416
Food and agribusiness	73,525	117,726	25,307	216,558
PPP loans	—	348,257	—	348,257
Total commercial	236,010	1,715,290	1,266,106	3,217,406
Commercial real estate non-owner occupied	78,754	389,109	149,224	617,087
Residential real estate	22,123	39,976	638,828	700,927
Consumer	4,773	12,567	3,361	20,701
Total loans	$341,660	$2,156,942	$2,057,519	$4,556,121

	December 31, 2019
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$137,396	$1,013,753	$260,382	$1,411,531
Municipal and non-profit	26,009	126,634	684,883	837,526
Owner occupied commercial real estate	18,663	170,092	301,367	490,122
Food and agribusiness	57,159	168,827	27,142	253,128
Total commercial	239,227	1,479,306	1,273,774	2,992,307
Commercial real estate non-owner occupied	85,188	377,850	167,868	630,906
Residential real estate	27,251	49,818	693,348	770,417
Consumer	6,600	11,978	3,198	21,776
Total loans	$358,266	$1,918,952	$2,138,188	$4,415,406

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	September 30, 2020
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$299,592	4.77%	$862,550	3.07%	$1,162,142	3.51%
Municipal and non-profit(1)	802,638	3.58%	28,486	2.94%	831,124	3.55%
Owner occupied commercial real estate	261,718	4.83%	235,122	3.88%	496,840	4.51%
Food and agribusiness	59,053	5.03%	83,981	3.46%	143,034	4.12%
PPP loans	348,257	1.00%	—	0.00%	348,257	1.00%
Total commercial	1,771,258	3.53%	1,210,139	3.25%	2,981,397	3.42%
Commercial real estate non-owner occupied	242,424	4.67%	295,909	3.51%	538,333	4.04%
Residential real estate	299,878	3.64%	378,926	4.19%	678,804	3.95%
Consumer	13,130	4.86%	2,797	3.48%	15,927	4.62%
Total loans with > 1 year maturity	$2,326,690	3.67%	$1,887,771	3.48%	$4,214,461	3.58%

	December 31, 2019
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$294,406	4.95%	$979,730	4.39%	$1,274,136	4.52%
Municipal and non-profit(1)	779,293	3.60%	32,224	3.60%	811,517	3.60%
Owner occupied commercial real estate	235,337	4.87%	236,122	4.79%	471,459	4.99%
Food and agribusiness	50,287	5.19%	145,682	4.61%	195,969	4.76%
Total commercial	1,359,323	4.22%	1,393,758	4.46%	2,753,081	4.34%
Commercial real estate non-owner occupied	243,201	4.75%	302,516	4.46%	545,717	4.59%
Residential real estate	326,210	3.66%	416,955	4.54%	743,165	4.15%
Consumer	12,156	5.52%	3,020	4.94%	15,176	5.40%
Total loans with > 1 year maturity	$1,940,890	4.20%	$2,116,249	4.48%	$4,057,139	4.34%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $395,345 and $403,700 that have been swapped to variable rates at current market pricing at September 30, 2020 and December 31, 2019, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $706,844 and $701,825 with a weighted average rate of 3.34% and 3.41% at September 30, 2020 and December 31, 2019, respectively.

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

Additionally, we have implemented procedures to timely identify loans that may become problematic in order to ensure the most beneficial resolution for the Company. Asset quality is monitored by our credit risk management department and evaluated based on quantitative and subjective factors such as the timeliness of contractual payments received. Additional factors that are considered, particularly with commercial loans over $500,000, include the financial condition and liquidity of individual borrowers and guarantors, if any, and the value of our collateral. To facilitate the oversight of asset quality, loans are categorized based on the number of days past due and on an internal risk rating system, and both are discussed in more detail below.

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

The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as troubled debt restructurings under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments as of December 31, 2019. The Company has modified loans due to the effects of the COVID-19 pandemic that were not classified as troubled debt restructurings. Modifications include deferral of principal as well as full-payment deferral for a period ranging from three months to one year. The number and aggregate balance of COVID-related loan modifications substantially decreased during the third quarter, and we continue to monitor the remaining COVID loan modifications closely.

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans, TDRs on non-accrual and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and nine months ended September 30, 2020 was $0.3 million and $0.9 million, respectively, and $0.3 million and $1.2 million during the three and nine months ended September 30, 2019, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	September 30, 2020	December 31, 2019
Non-accrual loans:
Non-accrual loans, excluding restructured loans	$14,224	$16,894
Restructured loans on non-accrual	4,658	4,854
Non-performing loans	18,882	21,748
OREO	4,590	7,300
Total non-performing assets	$23,472	$29,048

Loans 30-89 days past due and still accruing interest	$6,587	$6,350
Loans 90 days or more past due and still accruing interest	161	1,662
Non-accrual loans	18,882	21,748
Total past due and non-accrual loans	$25,630	$29,760
Accruing restructured loans	$21,786	$11,359
Allowance for credit losses	60,979	39,064
Non-performing loans to total loans	0.41%	0.49%
Non-performing loans to total loans excluding PPP loans	0.45%	0.49%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.42%	0.53%
Total non-performing assets to total loans and OREO	0.51%	0.66%
Total non-performing assets to total loans and OREO, excluding PPP loans	0.56%	0.66%
ACL to non-performing loans	322.95%	179.62%

During the nine months ended September 30, 2020, total non-performing loans decreased $2.9 million, or 13.2%, from December 31, 2019. During the nine months ended September 30, 2020, accruing TDRs increased $10.4 million.

Loans 30-89 days past due and still accruing interest increased $0.2 million from December 31, 2019 to September 30, 2020, and loans 90 days or more past due and still accruing interest decreased $1.5 million from December 31, 2019 to September 30, 2020 for a collective decrease in total past due loans of $1.3 million.

The Company continues to monitor the operating status and trends of our clients to enable us to quickly detect credit deterioration and take action where needed. The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as troubled debt restructurings under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments as of December 31, 2019. During the three and nine months ended September 30, 2020, the Company has executed COVID-related loan modifications totaling $7.1 million and $499.5 million, respectively. Loans with COVID-related modifications during the nine months ended September 30, 2020 totaled 11.6% of the total loan portfolio. Of those loans, $334.3 million have resumed making principal or interest payments or paid in full as of September 30, 2020. Modified loans that remained on a payment deferral plan at September 30, 2020 totaled $165.2 million, or 3.6% of the total loan portfolio, of which 84.0% were a second modification. All COVID modified loans were classified as performing as of September 30, 2020.

The following table sets forth COVID-19 loan modifications currently on a deferral plan as of the date presented:

	September 30, 2020
	Loans outstanding		Loans modified		Modification type
		Percentage of		Percentage of	3-month	4 to 6-month	7 to 12-month	3 to 6-month full	6 to 12-month full
	Balance	loan portfolio	Balance	loan segment	interest only	interest only	interest only	payment deferral	payment deferral
Commercial	$2,869,149	63.0%	$22,922	0.8%	$—	$2,497	$17,117	$1,839	$1,469
Commercial real estate non-owner occupied	617,087	13.5%	137,912	22.3%	—	87	135,328	—	2,497
Residential real estate	700,927	15.4%	4,318	0.6%	—	43	—	472	3,803
Consumer	20,701	0.5%	25	0.1%	9	—	8	4	4
Total excluding PPP loans	$4,207,864	92.4%	$165,177	3.9%	$9	$2,627	$152,453	$2,315	$7,773
PPP loans	348,257	7.6%	—	0.0%	—	—	—	—	—
Total loans	$4,556,121	100.0%	$165,177	3.6%	$9	$2,627	$152,453	$2,315	$7,773

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

Net charge-offs on loans during the three months ended September 30, 2020 were $0.5 million. Provision for loan losses for funded loans of $1.0 million, and provision for unfunded loan commitments of $0.2 million was recorded during the three months ended September 30, 2020. PPP loans have no related ACL as they are fully guaranteed by the SBA.

Net charge-offs on loans during the nine months ended September 30, 2020 were $1.5 million. Provision for loan losses for funded loans of $17.5 million, and provision for unfunded loan commitments of $0.1 million was recorded during the nine months ended September 30, 2020 to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to support net charge-offs. Specific reserves on loans totaled $1.1 million at September 30, 2020.

During the three and nine months ended September 30, 2019, provision for loan losses of $5.7 million and $10.5 million, respectively, was recorded to support originated loan growth and cover net charge-offs. Net charge-offs were $7.1 million, or 0.65%, annualized, and specific reserves on individually evaluated loans totaled $1.8 million at September 30, 2019.

The Company has elected to exclude AIR from the allowance for credit losses calculation. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income. As of September 30, 2020 and December 31, 2019, AIR from loans totaled $20.6 million and $17.2 million, respectively.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $61.0 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at September 30, 2020. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to impacts of COVID-19 on the macro-economic forecast, used in determining the ACL could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	September 30, 2020	September 30, 2019
	Total loans	Total loans
Beginning allowance for credit losses	$60,465	$40,082
Charge-offs:
Commercial	(499)	(6,760)
Commercial real estate non owner-occupied	—	(1)
Residential real estate	(16)	(77)
Consumer	(104)	(263)
Total charge-offs	(619)	(7,101)
Recoveries	133	39
Net charge-offs	(486)	(7,062)
Provision for loan loss	1,000	5,690
Ending allowance for credit losses	$60,979	$38,710
Ratio of annualized net charge-offs to average total loans during the period	0.04%	0.65%
Average total loans outstanding during the period	$4,677,630	$4,329,590
Average total loans outstanding, excluding PPP loans during the period	4,329,458	4,329,590

	As of and for the nine months ended
	September 30, 2020	September 30, 2019
	Total loans	Total loans
Beginning allowance for loan losses	$39,064	$35,692
Cumulative effect adjustment(1)	5,836	—
Charge-offs:
Commercial	(1,411)	(6,841)
Commercial real estate non-owner occupied	—	(1)
Residential real estate	(56)	(124)
Consumer	(502)	(696)
Total charge-offs	(1,969)	(7,662)
Recoveries	515	217
Net charge-offs	(1,454)	(7,445)
Provision for loan loss	17,533	10,463
Ending allowance for credit losses	$60,979	$38,710
Ratio of annualized net charge-offs to average total loans during the period	0.04%	0.23%
Ratio of ACL to total loans outstanding at period end	1.34%	0.88%
Ratio of ACL to total loans outstanding, excluding PPP loans at period end	1.45%	0.88%
Ratio of ACL to total non-performing loans at period end	322.95%	152.41%
Total loans	$4,556,121	$4,401,917
Average total loans outstanding during the period	4,628,319	4,249,952
Average total loans outstanding, excluding PPP loans during the period	4,417,606	4,249,952
Non-performing loans	18,882	25,398

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

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	September 30, 2020
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,869,149	63.0%	$31,171	51.2%
PPP loans(1)	348,257	7.6%	—	0.0%
Commercial real estate non-owner occupied	617,087	13.5%	13,781	22.6%
Residential real estate	700,927	15.4%	15,513	25.4%
Consumer	20,701	0.5%	514	0.8%
Total	$4,556,121	100.0%	$60,979	100.0%

(1)	PPP loans are fully guaranteed by the SBA.

	December 31, 2019
				ALL as a %
	Total loans	% of total loans	Related ALL	of total ALL
Commercial	$2,992,307	67.8%	$30,442	77.9%
Commercial real estate non-owner occupied	630,906	14.3%	4,850	12.4%
Residential real estate	770,417	17.4%	3,468	8.9%
Consumer	21,776	0.5%	304	0.8%
Total	$4,415,406	100.0%	$39,064	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at September 30, 2020 and December 31, 2019:

					Increase (decrease)
	September 30, 2020		December 31, 2019		Amount	% Change
Non-interest bearing demand deposits	$1,533,676	27.3%	$1,184,945	25.0%	$348,731	29.4%
Interest bearing demand deposits	976,133	17.4%	738,496	15.6%	237,637	32.2%
Savings accounts	608,783	10.8%	542,531	11.5%	66,252	12.2%
Money market accounts	1,470,802	26.2%	1,213,007	25.6%	257,795	21.3%
Total transaction deposits	4,589,394	81.7%	3,678,979	77.7%	910,415	24.7%
Time deposits < $250,000	854,922	15.2%	894,459	18.9%	(39,537)	(4.4)%
Time deposits > $250,000	172,144	3.1%	163,694	3.4%	8,450	5.2%
Total time deposits	1,027,066	18.3%	1,058,153	22.3%	(31,087)	(2.9)%
Total deposits	$5,616,460	100.0%	$4,737,132	100.0%	$879,328	18.6%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $250,000 as of September 30, 2020:

September 30, 2020
Three months or less	$26,112
Over 3 months through 6 months	18,073
Over 6 months through 12 months	54,248
Thereafter	73,711
Total time deposits > $250,000	$172,144

At September 30, 2020 and December 31, 2019, time deposits that were scheduled to mature within 12 months totaled $631.3 million and $726.9 million, respectively. Of the time deposits scheduled to mature within 12 months at September 30, 2020, $98.4 million were in denominations of $250,000 or more, and $532.9 million were in denominations less than $250,000.

Other borrowings

As of September 30, 2020 and December 31, 2019, the Bank sold securities under agreements to repurchase totaling $23.9 million and $56.9 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.0 billion at September 30, 2020. The Bank utilizes its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At September 30, 2020, the Bank had no outstanding borrowings with the FHLB. At December 31, 2019, the Bank had $192.7 million in line of credit advances from the FHLB that matured within a day and one term advance totaling $15.0 million with a fixed interest rate of 2.33% and a maturity date in October 2020. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at September 30, 2020. At December 31, 2019, investment securities pledged totaled $17.6 million. Loans pledged were $1.3 billion at September 30, 2020 and $1.5 billion at December 31, 2019. Interest expense related to FHLB advances and other short-term borrowings totaled $0.1 million and $1.3 million for the three and nine months ended September 30, 2020, respectively, and $1.4 million and $4.8 million for the three and nine months ended September 30, 2019, respectively.

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

Overview of results of operations

We recorded net income of $27.9 million and $61.4 million, or $0.90 and $1.97 per diluted share, during the three and nine months ended September 30, 2020, respectively. Adjusting for the banking center consolidation-related expense, net income was $28.2 million and $63.1 million, or $0.91 and $2.03 per diluted share, during the three and nine months ended September 30, 2020, respectively.

During the three and nine months ended September 30, 2019, we recorded net income of $21.6 million and $60.8 million, or $0.69 and $1.93 per diluted share, respectively. Net income adjusted for banking center consolidation-related expense was $22.3 million and $61.5 million, or $0.71 and $1.95 per diluted share, during the three and nine months ended September 30, 2019, respectively.

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

The table below presents the components of net interest income on a FTE basis for the three months ended September 30, 2020 and 2019. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

	For the three months ended			For the three months ended
	September 30, 2020			September 30, 2019
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,343,335	$40,973	3.75%	$3,886,503	$46,736	4.77%
Acquired loans	284,653	6,593	9.21%	425,079	8,907	8.31%
Loans held for sale	230,390	1,683	2.91%	139,281	1,328	3.78%
Investment securities available-for-sale	559,330	2,784	1.99%	687,989	3,696	2.15%
Investment securities held-to-maturity	242,511	1,253	2.07%	199,519	1,384	2.77%
Other securities	29,640	221	2.98%	27,227	418	6.14%
Interest earning deposits and securities purchased under agreements to resell	254,931	70	0.11%	19,809	167	3.34%
Total interest earning assets FTE(2)	$5,944,790	$53,577	3.59%	$5,385,407	$62,636	4.61%
Cash and due from banks	$73,274			$76,866
Other assets	525,324			443,724
Allowance for credit losses	(60,372)			(40,212)
Total assets	$6,483,016			$5,865,785
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,957,604	$1,990	0.27%	$2,438,399	$3,609	0.59%
Time deposits	1,038,983	3,501	1.34%	1,073,140	4,365	1.61%
Securities sold under agreements to repurchase	22,667	10	0.18%	65,722	204	1.23%
Federal Home Loan Bank advances	1,141	86	29.99%	231,926	1,409	2.41%
Total interest bearing liabilities	$4,020,395	$5,587	0.55%	$3,809,187	$9,587	1.00%
Demand deposits	$1,515,058			$1,193,357
Other liabilities	155,205			112,927
Total liabilities	5,690,658			5,115,471
Shareholders' equity	792,358			750,314
Total liabilities and shareholders' equity	$6,483,016			$5,865,785
Net interest income FTE(2)		$47,990			$53,049
Interest rate spread FTE(2)			3.04%			3.61%
Net interest earning assets	$1,924,395			$1,576,220
Net interest margin FTE(2)			3.21%			3.91%
Average transaction deposits	$4,472,662			$3,631,756
Average total deposits	5,511,645			4,704,896
Ratio of average interest earning assets to average interest bearing liabilities	147.87%			141.38%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,275 and $1,264 for the three months ended September 30, 2020 and 2019, respectively.

(3)	Loan fees included in interest income totaled $3,703 and $1,663 for the three months ended September 30, 2020 and 2019, respectively.

Net interest income totaled $46.7 million and $51.8 million during the three months ended September 30, 2020 and 2019, respectively. The yield on earning assets decreased 102 basis points, led by a decrease in the originated portfolio yields due to monetary policy actions by the Federal Reserve. The cost of funds decreased 45 basis points, compared to the three months ended September 30, 2019, to 0.55%.

Average loans comprised $4.6 billion, or 77.8%, of total average interest earning assets during the three months ended September 30, 2020, compared to $4.3 billion, or 80.1%, during the three months ended September 30, 2019. The increase in average loan balances was primarily driven by an increase in average PPP loans. During the quarter, we took a very careful approach to extending new credit as well as continuing an intense focus on managing credit risk and yield. This led to loan originations of $132.9 million, during the three months ended September 30, 2020, which were more than offset by higher levels of paydowns and payoffs. We continue to maintain a granular and well diversified loan portfolio with self-imposed concentration limits. In light of the strain placed on industries by the COVID-19 pandemic, we have carefully evaluated and continue to closely monitor our entire loan portfolio. Higher deposits, loan paydowns and loan payoffs, combined with lower loan originations, drove a higher average cash and cash equivalent balance of $328.2 million during the three months ended September 30, 2020, compared to an average balance of $96.7 million during the three months ended September 30, 2019.

Average investment securities comprised 13.5% and 16.5% of total interest earning assets during the three months ended September 30, 2020 and 2019, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest earning assets.

Average balances of interest bearing liabilities increased $211.2 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was driven by interest bearing demand, savings and money market deposits of $519.2 million. The increase in average deposit balances was used to pay off FHLB borrowings of $230.8 million. Time deposits decreased $34.2 million and securities sold under agreements to repurchase decreased $43.1 million. Total interest expense related to interest bearing liabilities was $5.6 million and $9.6 million during the three months ended September 30, 2020 and 2019, respectively, at an average cost of 0.55% and 1.00% during the three months ended September 30, 2020 and 2019, respectively. Additionally, the cost of deposits decreased 27 basis points to 0.40% during the three months ended September 30, 2020, compared to 0.67% during the three months ended September 30, 2019, due to the decline in short-term interest rates as a result of monetary policy actions by the Federal Reserve.

The table below presents the components of net interest income on a fully taxable equivalent basis for the nine months ended September 30, 2020 and 2019:

	For the nine months ended			For the nine months ended
	September 30, 2020			September 30, 2019
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,273,332	$128,392	4.01%	$3,782,765	$137,036	4.84%
Acquired loans	313,555	22,194	9.45%	465,165	28,467	8.18%
Loans held for sale	163,980	3,929	3.20%	90,143	2,750	4.08%
Investment securities available-for-sale	597,654	9,229	2.06%	737,744	12,059	2.18%
Investment securities held-to-maturity	207,107	3,689	2.37%	214,696	4,568	2.84%
Other securities	29,826	945	4.22%	27,513	1,299	6.30%
Interest earning deposits and securities purchased under agreements to resell	105,430	179	0.23%	26,468	581	2.93%
Total interest earning assets FTE(2)	$5,690,884	$168,557	3.96%	$5,344,494	$186,760	4.67%
Cash and due from banks	$74,694			$76,863
Other assets	510,941			424,271
Allowance for credit losses	(54,077)			(37,939)
Total assets	$6,222,442			$5,807,689
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,725,572	$6,829	0.33%	$2,426,136	$10,176	0.56%
Time deposits	1,048,116	12,075	1.54%	1,078,549	12,062	1.50%
Securities sold under agreements to repurchase	30,322	125	0.55%	61,313	519	1.13%
Federal Home Loan Bank advances	127,456	1,295	1.36%	258,348	4,786	2.48%
Total interest bearing liabilities	$3,931,466	$20,324	0.69%	$3,824,346	$27,543	0.96%
Demand deposits	$1,363,556			$1,152,718
Other liabilities	147,929			101,724
Total liabilities	5,442,951			5,078,788
Stockholders' equity	779,491			728,901
Total liabilities and shareholders’ equity	$6,222,442			$5,807,689
Net interest income FTE(2)		$148,233			$159,217
Interest rate spread FTE(2)			3.27%			3.71%
Net interest earning assets	$1,759,418			$1,520,148
Net interest margin FTE(2)			3.48%			3.98%
Average transaction deposits	$4,089,128			$3,578,854
Average total deposits	5,137,244			4,657,403
Ratio of average interest earning assets to average interest bearing liabilities	144.75%			139.75%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $3,843 and $3,775 for the nine months ended September 30, 2020 and 2019, respectively.

(3)	Loan fees included in interest income totaled $8,137 and $4,587 for the nine months ended September 30, 2020 and 2019, respectively.

Net interest income totaled $144.4 million and $155.4 million during the nine months ended September 30, 2020 and 2019, respectively. The yield on earnings assets decreased 71 basis points, due to the decline in short-term interest rates as a result of monetary policy actions by the Federal Reserve.

Average loans comprised $4.6 billion, or 80.6%, of total average interest earning assets during the nine months ended September 30, 2020, compared to $4.2 billion, or 79.5%, of total average interest earning assets during the nine months ended September 30, 2019. The $339.0 million increase in average loan balances was primarily driven by commercial loan growth, excluding PPP loans, of $350.3 million and average PPP loan originations of $210.7 million.

Average investment securities comprised 14.1% and 17.8% of total interest earning assets during the nine months ended September 30, 2020 and 2019, respectively. The decrease in the investment portfolio was a result of scheduled paydowns and reflects the re-mixing of the interest earning assets.

Average balances of interest bearing liabilities increased $107.1 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was driven by interest bearing demand, savings and money market deposits of $299.4 million. These increases were partially offset by decreases in FHLB advances of $130.9 million, time deposits of $30.4 million and securities sold under agreements to repurchase of $31.0 million. Total interest expense related to interest bearing liabilities was $20.3 million and $27.5 million during the nine months ended September 30, 2020 and 2019, respectively, at an average cost of 0.69% and 0.96% during the nine months ended September 30, 2020 and 2019, respectively. Additionally, the cost of deposits decreased 15 basis points to 0.49% during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due to the decline in short-term interest rates as a result of monetary policy actions by the Federal Reserve.

The following table summarizes the changes in net interest income on a FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019:

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	compared to			compared to
	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$4,310	$(10,073)	$(5,763)	$14,739	$(23,383)	$(8,644)
Acquired loans	(3,252)	938	(2,314)	(10,731)	4,458	(6,273)
Loans held for sale	666	(311)	355	1,769	(590)	1,179
Investment securities available-for-sale	(640)	(272)	(912)	(2,163)	(667)	(2,830)
Investment securities held-to-maturity	222	(353)	(131)	(135)	(744)	(879)
Other securities	18	(215)	(197)	73	(427)	(354)
Interest earning deposits and securities purchased under agreements to resell	65	(162)	(97)	134	(536)	(402)
Total interest income	$1,389	$(10,448)	$(9,059)	$3,686	$(21,889)	$(18,203)
Interest expense:
Interest bearing demand, savings and money market deposits	$349	$(1,968)	$(1,619)	$750	$(4,097)	$(3,347)
Time deposits	(115)	(749)	(864)	(351)	364	13
Securities sold under agreements to repurchase	(19)	(175)	(194)	(128)	(266)	(394)
Federal Home Loan Bank advances	(17,395)	16,072	(1,323)	(1,330)	(2,161)	(3,491)
Total interest expense	(17,180)	13,180	(4,000)	(1,059)	(6,160)	(7,219)
Net change in net interest income	$18,569	$(23,628)	$(5,059)	$4,745	$(15,729)	$(10,984)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for the three and nine months ended September 30, 2020 and 2019. The taxable equivalent adjustments included above are $1,275 and $1,264 for the three months ended September 30, 2020 and 2019, respectively. The taxable equivalent adjustments included above are $3,843 and $3,775 for the nine months ended September 30, 2020 and 2019, respectively.

(3)

Loan fees included in interest income totaled $3,703 and $1,663 for the three months ended September 30, 2020 and 2019, respectively. Loan fees included in interest income totaled $8,137 and $4,587 for the nine months ended September 30, 2020 and 2019, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$1,515,058	0.00%	$1,193,357	0.00%	$1,363,556	0.00%	$1,152,718	0.00%
Interest bearing demand	961,468	0.21%	683,309	0.26%	875,871	0.24%	689,214	0.22%
Money market accounts	1,390,747	0.34%	1,221,258	0.80%	1,271,499	0.44%	1,194,521	0.77%
Savings accounts	605,389	0.18%	533,832	0.53%	578,202	0.24%	542,401	0.53%
Time deposits	1,038,983	1.34%	1,073,140	1.61%	1,048,116	1.54%	1,078,549	1.50%
Total average deposits	$5,511,645	0.40%	$4,704,896	0.67%	$5,137,244	0.49%	$4,657,403	0.64%

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

During the three months ended September 30, 2020, the Company recorded provision for loan losses of $1.2 million, which included a $0.2 million provision for unfunded loan commitment reserves. Provision of $5.7 million was recorded under the prior incurred loss model during the three months ended September 30, 2019 to support originated loan growth and cover net charge-offs.

Provision for loan losses of $17.6 million was recorded under the CECL model during the nine months ended September 30, 2020, including a $0.1 million provision for unfunded loan commitment reserves, to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to cover net charge-offs. Provision of $10.5 million was recorded under the prior incurred loss model during the nine months ended September 30, 2019 to support originated loan growth and net charge-offs. The allowance for credit losses totaled 1.34% of total loans at September 30, 2020, compared to 0.88% at December 31, 2019, and included a CECL adoption day 1 increase of $5.8 million. Excluding PPP loans, the allowance for credit losses totaled 1.45% of loans at September 30, 2020.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2020	2019	2020	2019	Amount	% Change	Amount	% Change
Service charges	$3,742	$4,617	$10,962	$13,479	$(875)	(19.0)%	$(2,517)	(18.7)%
Bank card fees	4,039	3,752	11,206	10,946	287	7.6%	260	2.4%
Mortgage banking income	34,943	14,702	79,246	32,037	20,241	137.7%	47,209	147.4%
Bank-owned life insurance income	597	431	1,776	1,276	166	38.5%	500	39.2%
Other non-interest income	1,136	1,230	3,608	4,585	(94)	(7.6)%	(977)	(21.3)%
OREO-related income	75	27	103	147	48	177.8%	(44)	(29.9)%
Total non-interest income	$44,532	$24,759	$106,901	$62,470	$19,773	79.9%	$44,431	71.1%

Non-interest income totaled $44.5 million and $106.9 million for the three and nine months ended September 30, 2020, respectively, compared to $24.8 million and $62.5 million for the three and nine months ended September 30, 2019, respectively. Mortgage banking income reached a quarterly record of $34.9 million, increasing $20.2 million, or 137.7%, and $47.2 million, or 147.4%, during the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. The mortgage banking income increase was driven by higher loan production due to lower prevailing interest rates. During the three and nine months ended September 30, 2020, service charges and bank card fees decreased a combined $0.6 million and $2.3 million, respectively, due to changes in consumer behavior as a result of the COVID-19 pandemic.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2020	2019	2020	2019	Amount	% Change	Amount	% Change
Salaries and benefits	$38,614	$33,522	$108,251	$92,079	$5,092	15.2%	$16,172	17.6%
Occupancy and equipment	6,878	6,825	20,854	20,428	53	0.8%	426	2.1%
Telecommunications and data processing	2,270	2,133	6,790	6,547	137	6.4%	243	3.7%
Marketing and business development	696	985	1,992	2,811	(289)	(29.3)%	(819)	(29.1)%
FDIC deposit insurance	409	58	744	1,049	351	605.2%	(305)	(29.1)%
Bank card expenses	1,275	1,288	3,334	3,521	(13)	(1.0)%	(187)	(5.3)%
Professional fees	714	743	2,082	2,598	(29)	(3.9)%	(516)	(19.9)%
Other non-interest expense	2,793	2,958	8,362	8,570	(165)	(5.6)%	(208)	(2.4)%
Problem asset workout	1,064	602	2,341	2,450	462	76.7%	(109)	(4.4)%
Gain on OREO sales, net	(119)	(6,514)	(25)	(7,200)	6,395	(98.2)%	7,175	(99.7)%
Core deposit intangible asset amortization	295	295	887	887	—	0.0%	—	0.0%
Banking center consolidation-related expense	432	898	2,140	898	(466)	(51.9)%	1,242	138.3%
Total non-interest expense	$55,321	$43,793	$157,752	$134,638	$11,528	26.3%	$23,114	17.2%

During the three months ended September 30, 2020, non-interest expense increased $11.5 million, or 26.3%, compared to the same period in the prior year. The increase was primarily driven by higher mortgage banking compensation-related expense included in salaries and benefits. The consolidations of 12 banking centers were announced in the second quarter of 2020 and are expected to be substantially completed by year end.

During the nine months ended September 30, 2020, non-interest expense increased $23.1 million, or 17.2%, compared to the same period in the prior year. The primary drivers of the increase were higher mortgage banking commissions of $12.9 million included in salaries and benefits, banking center consolidation expense and higher gains on OREO sales during the prior period.

Income taxes

Income tax expense attributable to income before income taxes was $6.8 million and $14.5 million for the three and nine months ended September 30, 2020, respectively. Income tax expense for the three and nine months ended September 30, 2019 was $5.4 million and $12.0 million, respectively. The effective tax rate for the three months ended September 30, 2020 was 19.7%, compared to 20.0% for the same period in the prior year. Income tax expense included $0.1 million of expense during the nine months ended September 30, 2020 and $2.2 million of benefit during the nine months ended September 30, 2019 from stock compensation activity. Adjusting for stock compensation activity, the effective tax rate for the nine months ended September 30, 2020 was 18.9%, compared to 19.4% for the same period in the prior year. The effective tax rate is lower than the federal statutory rate primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income. The Company forecasts the full year estimated effective tax rate in accordance with ASC Topic 740; as a result, the relationship between pre-tax income and tax-exempt income within each reporting period can create fluctuations in the effective tax rate from period-to-period.

Additional information regarding income taxes can be found in note 19 of our audited consolidated financial statements in our 2019 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Cash and due from banks	$444,603	$109,690
Interest bearing bank deposits	500	500
Unencumbered investment securities, at fair value	345,388	324,918
Total	$790,491	$435,108

Total on-balance sheet liquidity increased $355.4 million at September 30, 2020, compared to December 31, 2019, primarily driven by strong deposit growth.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at September 30, 2020. At December 31, 2019, investment securities totaling $17.6 million were pledged as collateral for FHLB advances. The Bank had loans pledged as collateral for FHLB advances of $1.3 billion at September 30, 2020 and $1.5 billion at December 31, 2019. FHLB advances, lines of credit and other short-term borrowing availability totaled $1.0 billion at September 30, 2020. The Bank can obtain additional liquidity through the FHLB facility, if required, and also has access to the Paycheck Protection Program Liquidity Facility (“PPPLF”) and federal funds lines of credit with correspondent banks.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and paydowns of loans and purchases and sales of investment securities. At September 30, 2020, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $0.9 billion at September 30, 2020, inclusive of pre-tax net unrealized gains of $12.9 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $4.7 million of pre-tax net unrealized gains at September 30, 2020. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of September 30, 2020, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of September 30, 2020, $631.3 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Under the Basel III requirements, at September 30, 2020, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 9 in our consolidated financial statements.

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

On February 26, 2020, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. This authorization was in addition to the $12.6 million remaining for share repurchase that was previously approved by the Board on August 5, 2016. During the first quarter of 2020, the Company repurchased 734,117 shares for $19.5 million. This completed the previous authorization approved in August 2016. The remaining authorization under the program approved in February 2020 was $43.1 million at September 30, 2020.

On November 5, 2020, our Board of Directors declared a quarterly dividend of $0.20 per common share, payable on December 15, 2020 to shareholders of record at the close of business on November 27, 2020.

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

The principal objective of the Company's asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing earnings and preserving adequate levels of liquidity and capital. The asset and liability management function is under the guidance of the Asset Liability Committee with direction from the Board of Directors. The Asset Liability Committee meets monthly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, local and national market conditions and rates. The Asset Liability Committee also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at September 30, 2020. During the three months ended September 30, 2020, our asset sensitivity increased slightly for a rising rate environment as a result of the balance sheet mix. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase at September 30, 2020 and December 31, 2019 and a 25 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2020:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	September 30, 2020	December 31, 2019
200	11.29%	6.16%
100	6.01%	3.13%
(25)	(0.58)%	(0.54)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized a balanced approach to loan origination with an emphasis on shorter duration loans as well as variable rate loans given the current low rate environment. The strategy with respect to liabilities has been to continue to emphasize transaction account growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 81.7% of total deposits at September 30, 2020, compared to 77.7% at December 31, 2019. We currently have no brokered time deposits.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of September 30, 2020 and December 31, 2019, we had loan commitments totaling $838.0 million and $850.3 million, respectively, and standby letters of credit that totaled $8.9 million and $11.9 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2020. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

Item 1A. RISK FACTORS

The following discussion supplements the discussion of risk factors affecting the Company in Part I, Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31 2019, and Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020. The discussion of risk factors, as so supplemented, set forth the material risk factors that could affect our financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.

The COVID-19 pandemic is adversely affecting us, our clients and third-party service providers, and the adverse impacts on our business, financial position, operations and prospects has been and could continue to be significant.

The COVID-19 pandemic has adversely impacted our business and financial results, and its ultimate impact on our business will depend on highly uncertain and unpredictable future developments, including the magnitude and duration of the pandemic and actions taken by governmental authorities in response to the pandemic, particularly within our geographic footprint. The pandemic and resultant governmental action have severely restricted economic activity, reduced economic output, and resulted in a deterioration in economic conditions. This has resulted in temporary closures of many businesses, some of which include our borrowers, the institution of social distancing and sheltering in place requirements, high rates of unemployment and underemployment, historically low interest rates, and disruptions in consumer spending, among other things. These negative economic conditions have negatively impacted our financial results and are expected to have a continued adverse effect on our business, including adversely impacting the demand for our products and services, our net interest income and our liquidity and regulatory capital requirements. Additionally, as interest rates remain at historically low levels or if unemployment continues to remain high, demand for mortgage products, including refinancing, may decrease.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (1)
July 1 - July 31, 2020	—	$—	—	$43,101,943
August 1 - August 31, 2020	—	—	—	43,101,943
September 1 - September 30, 2020	—	—	—	43,101,943
Total	—	$—	—	$43,101,943

(1)

On February 26, 2020, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $43,101,943 remained available for purchase at September 30, 2020.

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

Date: November 5, 2020