Form 10-K
period 2020-12-31
National Bank Holdings Corp
filed 2021-02-24
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $796,000,000 based on the closing sale price as reported on the New York Stock Exchange.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 22, 2021, NBHC had outstanding 30,642,692 shares of Class A voting common stock with $0.01 par value per share, excluding 165,940 shares of restricted Class A common stock issued but not yet vested.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2020 will be incorporated by reference into Part III of this Form 10-K.

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

●       effects of any potential government shutdowns;

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

●       changes in estimates of future credit reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

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

PART I: FINANCIAL INFORMATION

Item 1.       BUSINESS.

Summary

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Denver, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"). The Company provides a variety of banking products and services to both commercial and consumer clients through a network of 90 banking centers, as of December 31, 2020, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services. As of December 31, 2020, we had $6.7 billion in assets, $4.4 billion in loans, $5.7 billion in deposits and $0.8 billion in shareholders’ equity.

NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve Bank of Kansas City. Through NBH Bank, we operate under the following brand names: Community Banks of Colorado and Community Banks Mortgage, a division of NBH Bank, in Colorado, Bank Midwest and Bank Midwest Mortgage in Kansas and Missouri, and Hillcrest Bank and Hillcrest Bank Mortgage in Texas, Utah and New Mexico. We believe that conducting our banking operations under a single state charter streamlines our operations and enables us to more effectively and efficiently execute our growth strategy.

We began banking operations in October 2010 and, as of December 31, 2020, we have completed six bank acquisitions. We have transformed these banks into one collective banking operation with a strong capital position, organic growth, prudent underwriting, a granular and well-diversified loan portfolio and meaningful market share with continued opportunity for expansion.

Our Market Area

Our core markets are broadly defined as Colorado, the greater Kansas City region, Texas, Utah and New Mexico. We are the third largest banking center network among Colorado-based banks and the eighth largest banking center network in the greater Kansas City metropolitan statistical area (“MSA”) among Missouri- and Kansas-based banks ranked by deposits as of June 30, 2020 (the last date as of which data are available), according to S&P Global. Other major MSAs in which we operate include Dallas-Fort Worth-Arlington, Texas; Austin-Round Rock, Texas; and Salt Lake City, Utah.

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

The table below describes certain key demographic statistics regarding our markets:

							Top 3
							competitor
		# of				Median	combined
	Deposits	businesses	Population	Unemployment	Population	household	deposit
	(billions)	(thousands)	(millions)	rate(1)	growth(2)	income	market share
Denver, CO	$106.6	148.3	3.0	8.5%	18.0%	$83,768	50%
Front Range, CO(3)	144.1	235.1	4.8	8.4%	18.4%	80,902	50%
Kansas City, MO-KS MSA	72.4	102.8	2.2	4.8%	8.0%	69,742	43%
Austin, TX	51.3	94.7	2.2	5.4%	30.3%	82,650	51%
Dallas, TX	375.1	> 250.0	7.7	6.7%	19.2%	73,009	60%
Salt Lake City, UT	59.7	54.4	1.2	3.8%	14.4%	78,785	80%
U.S.(4)				6.7%	7.0%	66,010	56%

(1)	Unemployment data is as of December 31, 2020.
(2)	For the period 2010 through 2020.
(3)	Colorado Front Range is a population weighted average of the following Colorado MSAs: Denver, Boulder, Colorado Springs, Fort Collins and Greeley.
(4)	Top 3 competitor combined deposit market share based on U.S. Top 20 MSAs (determined by population).

Source: S&P Global as of December 31, 2020, except Deposits and Top 3 Competitor Combined Deposit Market Shares, which reflects data as of June 30, 2020.

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

While we remain focused on executing on our business strategies, in 2020 the COVID-19 pandemic necessitated a shift to focus our immediate attention on the following three priorities: 1) protecting the health of our associates and clients, 2) ensuring the safety and soundness of our bank, and 3) acting on every opportunity to prudently support our clients and the communities where we do business. We continue to leverage our digital banking platform with our clients and have been working diligently to support our clients who are experiencing financial hardship through participation in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) created under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), including assistance with PPP loan forgiveness applications for the first draw loans, PPP loan applications for the second draw and loan modifications, as needed.

The key components of our strategic plan are:

●	Focus on client-centered, relationship-driven banking strategy. Our business and commercial bankers focus on small- and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services. Our business and commercial bankers are supported by treasury management teams in each of their markets, which allows us to more effectively deliver a comprehensive suite of products and services to our business clients and further deepen our banking relationships. Our consumer bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit, online and mobile banking solutions.

●	Expansion of commercial banking, business banking and specialty businesses. We have made significant investments in our commercial relationship managers, as well as developed significant capabilities across our business banking and several specialty commercial banking offerings. Our strategy is to originate a high-quality loan portfolio that is diversified across industries and granular in loan size. We have preferred lender status with the SBA providing a leveraged platform for growth in the business lending segment. We believe we are well-positioned to leverage our operating and risk management infrastructure through organic growth, and we intend to continue to add or repurpose our commercial relationship managers to higher growth opportunities and markets in order to drive increased profitability.

●	Expansion through organic growth and competitive product offerings. We believe that our focus on serving consumers and small- to medium-sized businesses, coupled with our competitive product offerings, will provide an expanded revenue base and new sources of fee income. We conduct regular market and competitive analysis to determine which products and services are best suited for our clients. Our teams also continue to pursue opportunities to deepen client relationships, which we believe will further increase our organic loan origination volumes and attract new transaction accounts that offer lower cost of funds and higher fee generating activity.

●	Continue to strengthen profitability through organic growth and operating efficiencies. We continue to utilize our comprehensive underwriting and risk management processes under one operating platform while maintaining local branding, leadership and decision making, which allows us to support growth and realize operating efficiencies throughout our enterprise. We believe that we have the infrastructure in place to support our future revenue growth without causing non-interest expenses to increase by a corresponding amount. Our growth strategy is focused on organic initiatives in order to accelerate our growth in profitability. Key priorities to strengthen profitability include the continued ramp-up of loan production, growing low-cost core deposits, implementing additional fee-based business initiatives and further enhancing operational efficiencies, including banking center consolidations.

●	Maintain conservative risk profile and sound risk management practices. Strong risk management is an important element of our operating philosophy. We maintain a conservative risk culture with adherence to comprehensive and seasoned policies across all areas of the organization. We implement self-imposed concentration limits on our loan portfolio to ensure a granular and diverse loan portfolio and protect against downside risk to any particular industry or real estate sector. In light of the strain placed on certain industries by the COVID-19 pandemic, the Company has prudently evaluated and continues to closely monitor our entire loan portfolio. To manage credit risk and yield, we are taking a very careful approach to extending new credit. Our risk management approach seeks to identify, assess and mitigate risk and minimize any resulting losses. We have implemented processes to identify, measure, monitor, report and analyze the types of risk to which we are subject. We believe our risk management policies establish appropriate limitations that allow for the prudent oversight of such risks that include, but are not limited to the following: credit, liquidity, market, operational, legal and compliance, reputational, and strategic and business risk.

●	Pursue disciplined acquisitions or other expansionary opportunities. We expect that acquisitions or other expansionary opportunities will continue to be a component of our growth strategy. We intend to carefully select opportunities that we believe have stable core franchises, have significant local market share or will add asset generation capabilities or fee income streams while structuring the opportunities to limit risk. Further, we seek transactions that offer opportunities for clear financial benefits with valuations that have acceptable levels of earnings accretion, tangible book value dilution/earn-back, and internal rates of return. We seek to acquire or expand into financial services franchises in markets that exhibit attractive demographic attributes and business growth trends, and we believe that our focus on attractive markets will provide long-term opportunities for organic growth. Our main focus is on our primary markets of Colorado, the greater Kansas City region, Texas, Utah and New Mexico, including teams, asset portfolios, specialty commercial finance businesses, and whole banks. From time to time, we also consider other types of opportunities that would be expected to improve our profitability, leverage greater scale and/or leverage technology to grow our digital offerings.

We believe our strategy of strong organic growth through the retention, expansion and development of client-centered relationships and growth through selective acquisitions or other expansionary opportunities in attractive markets provides flexibility regardless of economic conditions. Our established platform for assessing, executing and integrating acquisitions creates opportunities in an economic downturn, and our attractive market factors, franchise scale in our targeted markets and our relationship-centered banking focus create opportunities in an improving economic environment. While the pandemic has created operating stress for many businesses, our teams continually monitor the financial health of our clients in order to manage the increased risk presented by the pandemic and its impact to the global economy. Our strong capital and liquidity have allowed us to prudently navigate a challenging economy, and we believe we are well positioned to continue to support our clients and communities.

Products and Services

Through the Bank, our primary business is to offer a full range of traditional banking products and financial services to our commercial, business and consumer clients, who are predominantly located in Colorado, the greater Kansas City region, Texas, Utah and New Mexico. We conduct our banking business through 90 banking centers, with 45 of those located in Colorado, 37 in Kansas and Missouri, two in Texas, one in Utah and five in New Mexico as of December 31, 2020. Our distribution network also includes 128 ATMs as well as fully integrated online banking and mobile banking services. We offer a high level of personalized service to our clients through our relationship managers and banking center associates. We believe that a personalized banking relationship that includes multiple services, such as loan and deposit services, online and mobile banking solutions and treasury management products and services, is the key to profitable and long-lasting client relationships and that our local focus and decision making provide us with a competitive advantage over banks that do not have these attributes.

Our primary strategic objective is to serve small- to medium-sized businesses in our markets with a variety of unique and useful services, including a full array of banking products, while maintaining a strong and disciplined credit culture and delivering excellent client service. We offer a variety of products and services that are focused on the following areas:

Commercial and Specialty Banking

Our commercial bankers focus on small- and medium-sized businesses and commercial real estate investors/developers with an advisory approach that emphasizes understanding the client’s business and offering a complete suite of loan, deposit and treasury management products and services. We have invested significantly in our commercial banking capabilities, attracting experienced commercial bankers from competing institutions in our markets, which positions us well for continued growth in our originated loan portfolio. During 2020, our teams have also been working diligently to support our clients who are experiencing financial hardship due to COVID-19 through participation in the SBA’s Paycheck Protection Program, including assistance with PPP loan forgiveness applications, and loan modifications, as needed. Our commercial relationship managers offer a wide range of commercial loan products, including:

Commercial and Industrial Loans—We originate commercial and industrial loans and leases, including working capital loans, equipment loans, lender finance loans, food and agribusiness loans, government and non-profit loans, owner occupied commercial real estate loans and other commercial loans and leases. The terms of these loans vary by purpose and by type of underlying collateral, if any.

Working capital loans generally have terms of one to three years, are usually secured by accounts receivable and inventory and carry the personal guarantees of the principals of the business. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type. In the case of owner-occupied commercial real estate loans, we are usually the primary provider of financial services for the company and/or the principals and the primary source of repayment is through the cash flows generated by the borrowers’ business operations. Owner-occupied commercial real estate loans are typically secured by a first lien mortgage on real property plus assignments of all leases related to the properties. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% or less loan-to-value ratio on owner-occupied properties. As of December 31, 2020, substantially all of our commercial and industrial loans were secured.

Non-Owner Occupied Commercial Real Estate Loans—Non-owner occupied commercial real estate loans (“CRE”) consist of loans to finance the purchase of commercial real estate and development loans. Our non-owner occupied CRE loans include commercial properties such as office buildings, warehouse/distribution buildings, multi-family, hospitality and retail buildings. These loans are typically secured by a first lien mortgage or deed of trust, as well as assignments of all related leases. Underwriting guidelines generally require borrowers to contribute cash equity that results in the lessor of a 75% or less loan to cost or loan to value ratio.

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

Small Business Administration Loans—We offer a range of U.S. Small Business Administration, or SBA loans, to support manufacturers, distributors and service providers targeted to small businesses and entrepreneurs seeking growth capital, working capital, or other capital investments. As a Preferred Lender Provider of the SBA, we are able to expedite SBA loan approval, closing, and servicing functions through delegated authority to underwrite and approve loans on behalf of the SBA. We utilize the SBA 7(a) loan, SBA 504 loan, SBA Express loan, and CAP Line loan programs. During 2020, we participated in the CARES Act Paycheck Protection Program, and continue to do so, by offering PPP loans to provide support and funding to our clients affected by the COVID-19 pandemic. Our approach to PPP loans has been to provide the greatest value to our clients both with a thorough and efficient PPP loan origination process and through efficient and expeditious PPP forgiveness.

Commercial Deposit and Treasury Management Products (including business online and mobile banking)—Our commercial bankers are focused on providing value-added deposit products to our clients that optimize their cash management program. We are focused on full-relationship banking, including banking core operating accounts and ancillary accounts. We also provide our commercial clients with money market accounts and short-term repurchase reserve accounts depending on their individual needs. In addition, we provide a wide array of treasury management solutions to our clients, including: business online and mobile banking, commercial credit card services, wire transfers, automated clearing house services, electronic bill payment, lock box services, remote deposit capture services, merchant processing services, cash vault, controlled disbursements, fraud prevention services through positive pay and other auxiliary services (including account reconciliation, collections, repurchase accounts, zero balance accounts and sweep accounts).

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

Residential Real Estate Loans—Residential real estate loans consist of loans secured by the primary or secondary residence of the borrower. These loans consist of closed loans, which are typically amortizing over a 10 to 30-year term. Our loan-to-value (LTV) benchmark for these loans will generally be below 80% at inception unless related to certain internal or government programs where higher LTV’s may be warranted, along with satisfactory debt-to-income ratios. These residential real estate loans are generally originated under terms and conditions consistent with secondary market guidelines. Some of these loans will be placed in the Bank’s loan portfolio; however, a majority are sold in the secondary market and provide a significant source of fee income. Currently, conventional loans in states where the bank has market presence may be sold with servicing retained or with servicing released. Government loans and conventional loans in states where the bank does not have a market presence are generally sold with servicing released. We have residential banking products, servicing capabilities and residential loan origination channels. In addition to the referral business through our existing consumer client base, we have a dedicated team of mortgage bankers who focus origination efforts primarily on new purchase activity and secondarily on refinance activity. We also offer open- and closed-ended home equity loans, which are loans generally secured by second lien positions on residential real estate, and residential construction loans to consumers and builders for the construction of residential real estate. We do not originate or purchase negatively amortizing or sub-prime residential loans.

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

Lending Activities

Our loan portfolio includes commercial and industrial loans, commercial real estate loans, residential real estate loans, business loans and consumer loans. In light of the strain placed on certain industries by the COVID-19 pandemic, the Company has prudently evaluated and continues to closely monitor our entire loan portfolio. To manage credit risk and yield, we are taking a very careful approach to extending new credit. The principal risk evaluated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower’s market or industry segment. Attributes of the relevant business market or industry segment include the economic and competitive environment, changes to supply or demand, threat of substitutes and barriers to entry and exit. In our credit underwriting process, we carefully evaluate the borrower’s industry, operating performance, liquidity and financial condition. We underwrite credits based on multiple repayment sources, including operating cash flow, liquidation of collateral and guarantor support, where appropriate. We closely monitor the operating performance, liquidity and financial condition of borrowers through analysis of periodic financial statements and meetings with the borrower’s management. As part of our credit underwriting process, we also review the borrower’s total debt obligations on a global basis. Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio.

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

Competition

The banking landscape in our primary markets of Colorado, Kansas City region, Texas, Utah and New Mexico is highly competitive and quite fragmented, with many small banks having limited market share while the large out-of-state national and super-regional banks control the majority of deposits and profitable banking relationships. We compete actively with national, regional and local financial services providers, including: banks, thrifts, credit unions, mortgage companies, finance companies and financial technology (“FinTech”) companies.

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a variety of traditional brick and mortar banks and nontraditional alternatives, such as online banks and FinTech companies. Competition among providers is based on many factors. The primary factors driving commercial and consumer competition for loans and deposits are interest rates, the fees charged, client service levels and the range of products and services offered. In addition, other competitive factors include the location and hours of our banking centers, the client service orientation of our associates and the availability of digital banking products and services. We believe the most important of these competitive factors that determine our success are our consumer bankers’ focus on knowing their individual clients in order to best meet their financial needs and our business and commercial bankers’ focus on small- and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services through our banking centers and, especially during the COVID-19 pandemic, our digital banking platform.

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

Human Capital

Our core values Integrity, Meritocracy, Teamwork and Citizenship, represent our belief that our Company’s long-term success is deeply tied to having a dedicated and engaged workforce and a commitment to the communities we serve. We are committed to building and contributing to a healthy workplace environment for our associates by investing in competitive compensation and benefit packages, promoting inclusion of diverse viewpoints and backgrounds, providing training and career development opportunities and promoting qualified associates within our organization.

Associate Statistics

We are committed to attracting, developing, and retaining associates who reflect the communities in which we serve. Partnerships with professional associations, schools and universities imbedded within our local footprint, and the use of various technology solutions assist us in connecting and building relationships with a diverse pool of candidates. As of December 31, 2020, we employed 1,166 full-time and 58 part-time associates throughout the six states in our business footprint.

The market for top talent is highly competitive. We recognize that workforce turnover is not only financially costly, but it does not align with our commitment to our team. We believe we are best served when we can invest through meritocracy within our current talent pool. The average tenure of service of our associates is approximately seven years.

Equity, Diversity and Inclusion

We strongly believe that equity, diversity and inclusion are important elements in building and sustaining a successful organization and positive, results-driven culture. Additionally, equity, diversity and inclusion helps us to connect and build better relationships within our Company and communities. As a result of our efforts:

●	68% of the Company’s workforce is female and 57% of the Company’s managerial roles are female, as of December 31, 2020.

●	Minorities represent 24% of the Company’s workforce and 20% of the Company’s managerial roles, as of December 31, 2020.
●	In 2020, we hired 390 associates, and 74% of those new associates were female and 33% were minorities.
●	In 2020, 228 associates, or 19% of our workforce, were promoted, and 68% of those individuals were female and 21% were minorities.

The Company oversees its Equity, Diversity and Inclusion efforts through its Equity, Diversity and Inclusion Committee that is comprised of a multi-disciplinary group of associates throughout NBH Bank with oversight by the executive management team. To further our diversity goals for our workforce, the Company has also implemented programs developed to foster equality and leadership opportunities for the entire associate base, including events with keynote speakers, panels and Q&A forums to enable associate feedback. Our management team also plays an integral part in championing women in business by hosting networking events, serving on panels and sponsoring relevant events that foster understanding and engagement, such as the ATHENA leadership awards.

Associate Development and Training

We believe that building the best team requires investing in our associates’ professional development. Associates have access to our learning center, NBH University, which offers a variety of courses that center around professional development. Additionally, we have connection mentors in place to assist new associates with expanding their network, building professional skills, helping navigate the organization and assist in onboarding.

Compensation and Benefits

Our Company offers comprehensive benefits packages to our associates, including medical and prescription drug insurance, dental insurance and vision insurance as well as several voluntary benefit options. Our compensation structure recognizes the individual performance of our associates through merit-based salary increases with a focus on variable pay and paying for performance.

We also encourage our associates to think about their long-term financial stability. Our associates have the opportunity to participate in our 401(k) plan, which includes contribution matches from the Company. Additionally, we offer a stock purchase plan (ASPP) to our associates which allows those who work 20 hours or more per week to purchase shares in our Company through payroll deductions at a 10% discount.

Community Engagement

We strive to make a positive impact in the communities we serve through consistent engagement, as well as maintaining strong partnerships with a wide range of charitable organizations and causes. All bank associates are granted up to eight paid hours each year to donate their time to non-profit organizations that align with our CRA initiatives.

Safety and Respect in the Workplace

We are committed to providing a safe and secure work environment in accordance with applicable labor, safety, health, anti-discrimination and other workplace laws. We strive for all of our associates to feel safe and empowered at work. To that end, we maintain a whistleblower hotline that allows associates and others to anonymously voice concerns. We prohibit retaliation against an individual who reported a concern or assisted with an inquiry or investigation.

Our Company has taken workplace safety very seriously during the COVID-19 pandemic. From the onset of the pandemic and into the month of May, we provided “premium pay” for banking center and operations associates whose job functions required them to be physically present. We have restricted services in our banking center lobbies to by appointment-only, maintained drive-thru services for our clients, provided two weeks paid time off for our associates affected by COVID-19 illness and/or quarantines, waived medical plan cost-sharing and co-pays for COVID-19 testing and treatment, instituted daily health assessments for associates who are working in our physical locations and have followed applicable health and governmental guidelines on quarantining.

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

The capital rules require banks and bank holding companies to maintain a minimum common equity tier 1 capital ratio of 4.5%, a total tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. Additionally, bank holding companies are required to hold a capital conservation buffer of common equity tier 1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments.

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

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. The EGRRCPA directed the federal banking agencies to develop a “Community Bank Leverage Ratio”, calculated by dividing tangible equity capital by average consolidated total assets. In October 2019, the federal banking agencies adopted a Community Bank Leverage Ratio of 9%. If a “qualified community bank”, generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then the institution is considered to have met all generally applicable leverage and risk based capital requirements, the capital ratio requirements for “well capitalized” status under the prompt corrective action rules and any other leverage or capital requirements to which it is subject. At this time the Company and NBH Bank has not elected to apply this regime.

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

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions (generally referred to as “Covered Transactions”) between a bank and its non-bank affiliates. Covered Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank, and Covered Transactions with all affiliates may not exceed, in the aggregate, 20% of the bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses (“ACL”) excluded from tier 2 capital. The bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with Covered Transactions that are extensions of credit, the bank may be required to hold collateral to provide added security to the bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are Covered Transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding Covered Transactions must be satisfied. As of December 31, 2020, the Company did not have any outstanding Covered Transactions.

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

COVID-19 Legislation and Regulatory Response

The COVID-19 pandemic is creating extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. There have been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic.

On March 27, 2020, the CARES Act was signed into law. The CARES Act is a $2.2 trillion economic stimulus bill that intended to provide relief in the wake of the COVID-19 pandemic. Several provisions within the CARES Act led to action from the bank regulatory agencies. There are also separate provisions within the legislation that directly impact financial institutions, including affording borrowers with federally-backed mortgage loans experiencing a financial hardship due to the COVID-19 pandemic the option to request forbearance, regardless of delinquency status, for up to 360 days. In addition, servicers of federally-backed mortgage loans were prohibited from initiating foreclosures during what was initially a 60-day period beginning March 18, 2020, but has since been extended several times and is currently in effect. The CARES Act also established the directive to provide loans to businesses impacted by COVID through the PPP.

The bank regulatory agencies have stressed the importance of financial institutions continuing to assist borrowers impacted by the COVID-19 pandemic, and indicated that adequate flexibility will be given to financial institutions who work with such borrowers. On April 3, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs, and followed with a final rule on June 23, 2020 that makes it clear servicers do not violate Regulation X (which places restrictions and requirements upon lenders related to consumers who apply for and receive mortgage loans) by offering certain COVID-19-related loss mitigation options based on an evaluation of limited information collected from the borrower. Additionally, on September 29, 2020, the bank regulatory agencies issued a rule that deferred appraisal and evaluation requirements after the closing of certain residential and CRE transactions through December 31, 2020. On January 20, 2021, the new Administration issued an Executive Order extending the federal eviction moratorium through March 31, 2021. This eviction moratorium could be further extended through September 30, 2021 if the COVID-19 relief package proposed by the new Administration is adopted by Congress in its current form.

On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions. The act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds through a newly structured PPP.

The Federal Reserve, in cooperation with the Department of the Treasury, has established many financing and liquidity programs. The Main Street Lending Program is intended to keep credit flowing to small and mid-sized businesses that were in sound financial condition before the coronavirus pandemic but now need financing to maintain operations. The Paycheck Protection Program Liquidity Facility supplies liquidity to PPP participating financial institutions through term financing backed by PPP loans. Further, the federal bank regulatory agencies issued several interim final rules throughout the course of 2020 to neutralize the regulatory capital and liquidity effects for banks that participate in the Federal Reserve liquidity facilities.

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

The COVID-19 pandemic has impacted our business and financial results, and its ultimate impact on our business will depend on highly uncertain and unpredictable future developments, including the magnitude and duration of the pandemic and actions taken by governmental authorities in response to the pandemic, particularly within our geographic footprint. The pandemic and resultant governmental action have severely restricted economic activity, reduced economic output, and resulted in a deterioration in economic conditions. This has resulted in temporary closures of many businesses, some of which include our borrowers, the institution of social distancing and sheltering in place requirements, high rates of unemployment and underemployment, historically low interest rates, and disruptions in consumer spending, among other things. These negative economic conditions have negatively impacted our financial results and are expected to have a continued adverse effect on our business, including adversely impacting the demand for our products and services, our net interest income and our liquidity and regulatory capital requirements. Additionally, as interest rates remain at historically low levels or if unemployment continues to remain high, the increased demand for mortgage products, including refinancing, may decrease.

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

Our business operations may also be disrupted if significant portions of our workforce, key personnel or third-party service providers are unable to work effectively, including because of illness, unavailability, quarantines, government actions, internal or external failure of information technology infrastructure, or other restrictions in connection with the pandemic. Until the COVID-19 pandemic subsides, it will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios and may also have the effect of heightening many of the other risk factors.

Changes in general business and economic conditions could materially and adversely affect us.

Our business and operations are sensitive to general business and economic conditions in the United States and in our core markets of Colorado, the greater Kansas City region, New Mexico, Texas and Utah. If the economies in our core markets, or the U.S. economy more generally, experience worsening economic conditions, including industry-specific conditions, we could be materially and adversely affected. The COVID-19 pandemic has impacted our local economics through continued temporary closures or other restrictions on businesses, higher unemployment rates and disruption to consumer spending. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines, lower home sales and commercial activity, further or prolonged pressure on energy prices, high unemployment, and the economic effects of natural disasters, severe weather conditions, health emergencies or pandemics, cyberattacks, outbreaks of hostilities, terrorism or other geopolitical instabilities. All of these factors would be detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies, including as a result of the new administration, are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us.

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

As a lender, we are exposed to the risk that our clients will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the ability of borrowers to repay their loans and, if applicable, the period of time over which the loan is repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses. A decline in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans resulting in greater charge-offs in future periods, as well as adversely impact mortgage loan originations and gains on sale of mortgage loans. A decline in commercial real estate values would likewise adversely affect the value of collateral securing certain commercial loans and result in greater charge-offs in future periods. Declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could materially and adversely affect us. The COVID-19 pandemic may negatively impact commercial real estate values, particularly hospitality and leisure, office and retail properties. Residential real estate may also be negatively impacted by higher unemployment driven in part by the pandemic.

We depend on our executive officers and key personnel to implement our strategy and could be harmed by the loss of their services.

The execution of our strategy depends in large part on the skills of our executive management team and our ability to motivate and retain these and other key personnel, including key personnel added through mergers and acquisitions. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. Our success also depends on the experience of our banking center managers and relationship managers and on their relationships with the clients and communities they serve. The loss of these key personnel could negatively impact our banking operations. Further surges in COVID-19 cases may increase the risk of maintaining adequate staffing in our banking centers and other key areas.

Our allowance for credit losses and fair value adjustments may prove to be insufficient to absorb losses inherent in our loan or other real estate owned (“OREO”) portfolio.

On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, the new accounting standard promulgated by the Financial Accounting Standards Board (“FASB”), regarding the recognition of credit losses. This standard made significant changes to the accounting and disclosures for credit losses on financial instruments recorded on an amortized cost basis, including our loans held for investment. The new current expected credit loss (“CECL”) impairment model requires an estimate of expected credit losses for financial assets measured over the contractual life of an instrument based on historical experience, current conditions and reasonable and supportable forecasts. The standard provides significant flexibility and requires a high degree of judgment in order to develop an estimate of expected lifetime losses. Providing for lifetime losses for our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility. The unique and unprecedented impacts of the COVID-19 pandemic may also lead to greater volatility in economic conditions, potentially increasing volatility in the required allowance amount.

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding our loans, identification of additional problem loans by us and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. If the real estate markets deteriorate, we expect that we will experience increased delinquencies and credit losses, particularly with respect to construction, land development and land loans. In addition, our regulators periodically review our allowance for credit losses and may require an increase in the allowance for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and capital and may have a material adverse effect on us.

We hold and acquire an amount of OREO from time to time, which may lead to volatility in operating expenses and vulnerability to declines in real property values.

When necessary, we foreclose on and take title to the real estate serving as collateral for our loans as part of our business. Real estate that we own but do not use in the ordinary course of our operations is referred to as OREO property. While our OREO portfolio is smaller than it has been in recent years, the COVID-19 pandemic and future acquisitions could result in a higher OREO balance, which could negatively affect our earning as a result of various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with OREO assets. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. In addition, the COVID-19 pandemic may negatively impact commercial real estate values, particularly hospitality and leisure, office and retail properties. Residential real estate may also be negatively impacted by higher unemployment driven in part by the pandemic.

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

We service the loans held on our balance sheet, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur significant additional costs to comply with such requirements which may further adversely affect us. The CARES Act and related legislation have imposed additional restrictions with respect to foreclosures and the handling of delinquent payments. In addition, our failure to comply with these laws and regulations could possibly lead to: civil and criminal liability; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us. There is also uncertainty regarding what legislative or regulatory changes may occur as a result of the change in leadership resulting from the recent elections, or, if changes occur, the ultimate effect they would have upon our financial condition or results of operations.

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

With respect to the PPP, we could be criticized and subject to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation. In addition, we may be exposed to credit risk on a PPP loan if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced. In such a case, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any related loss from us.

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

We have historically taken a conservative investment strategy with our securities portfolio, with concentrations of securities that are primarily backed by government sponsored enterprises (“GSE”). In the future, we may seek to increase yields through different strategies, which may include a greater percentage of corporate securities and structured credit products. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. These factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

We face significant competition from other financial institutions and financial services providers, which may materially and adversely affect us.

Consumer and commercial banking is highly competitive. Our markets contain a large number of community and regional banks as well as a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, including savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies, as well as major retailers, in providing various types of loans and other financial services. Some of these competitors have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Some of our competitors also have greater resources and access to capital and possess an advantage by being capable of maintaining numerous banking locations in more convenient sites, operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed online banking platform. Competitors may also exhibit a greater tolerance for risk and behave more aggressively with respect to pricing in order to increase their market share. In addition, the effects of disintermediation can also impact the banking business because of the fast growing body of FinTech companies that use software to deliver mortgage lending, payment services and other financial services.

Our ability to compete successfully depends on a number of factors, including, among others:

●

the ability to develop, maintain and build upon long-term client relationships based on quality service, effective and efficient products and services, high ethical standards and safe and sound assets;

●	the scope, relevance and pricing of products and services offered to meet client needs and demands;
●	the rate at which we introduce new products and services, including internet-based or other digital services, relative to our competitors;
●	the ability to attract and retain highly qualified associates to operate our business;
●	the ability to expand our market position;
●	client satisfaction with our level of service;
●	the ability to invest in new technologies, including relative to our digital banking platform;
●	the ability to operate our business effectively and efficiently; and
●	industry and general economic trends.

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

Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets and liabilities, loan and investment securities portfolios and our overall results. Changes in interest rates may also have a significant impact on any future loan origination revenues. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume and revenues usually decline during periods of rising or high interest rates and increase during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of a significant percentage of the assets, both loans and investment securities, on our balance sheet. We may incur debt in the future and that debt may also be sensitive to interest rates and any increase in interest rates could materially and adversely affect us. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. The Federal Reserve lowered interest rates significantly in 2020. A continued low interest rate environment or other changes in monetary policies and economic conditions could materially and adversely affect us.

Reforms to and uncertainty regarding LIBOR and certain other indices may adversely affect our business.

In 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or require banks to submit rates for the London Interbank Offered Rate (“LIBOR”) after 2021. Subsequently, in November 2020, the FCA proposed end dates immediately following the December 31, 2021 publication for the one-week and two-month LIBOR settings, and the June 30, 2023 publication for other LIBOR tenors. These announcements, in conjunction with financial benchmark reforms more generally and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices that are used as interest rate “benchmarks.” In addition, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve and what the effect of their implementation may be on the market for floating-rate financial instruments. We began indexing new retail adjustable rate mortgages to SOFR in the third quarter of 2020 and are in the process of addressing LIBOR-based commercial loans, including updating International Swaps and Derivative Association (“ISDA”) protocols in interest rate derivatives.

Uncertainty as to the nature and effect of such reforms and actions, and the potential or actual discontinuance of benchmark quotes, may adversely affect our financial condition or results of operations, including the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including any LIBOR-based securities, loans and derivatives. Furthermore, there can be no assurances that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that may have an unpredictable impact on contractual mechanics (including, but not limited to, interest rates to be paid to or by us), which may also result in adversely affecting our financial condition or results of operations. Such transition may also result in litigation with counterparties impacted by the transition as well as increased regulatory scrutiny and other adverse consequences. Any replacement benchmark ultimately adopted as a substitute for LIBOR may behave differently than LIBOR in a manner detrimental to our financial performance.

We are highly dependent on the internet, cloud technologies and third-party providers. Systems failures or interruptions could have a material adverse effect on us.

Our business is highly dependent on the increasing use of the internet, mobile devices and cloud technologies. Further, we have and will continue to be subject to an increasing risk of operational disruption and information security incidents as a result. These events can arise from a variety of sources, many of which are not under our control because of our reliance on third party technology systems and outsourcing services for key processes including data processing, loan servicing and deposit processing; and for key services including internet, and mobile technology. Potential causes for incidents may include human error, electrical or telecommunication outages, hardware failures, and malicious activity. Any of these events could cause interruption to the Company’s operations, as well as the operations of our clients. If significant, sustained or repeated, these events could compromise our ability to operate effectively, damage our reputation, result in a loss of client business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

A failure in or breach of our security systems or infrastructure, or those of our third-party providers, could result in financial losses to us or in the disclosure or misuse of confidential or proprietary information, including client information, or could trigger further regulatory and financial penalty if determined to be non-compliant with evolving privacy and data protection laws. These events could have a material adverse effect on the Company.

As a financial institution, we may be the target of fraudulent activity that may result in financial losses to us or our clients, privacy breaches against our clients or damage to our reputation and regulatory relationships. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, unauthorized intrusion into or use of our systems, ATM skimming or jackpotting, and other dishonest acts. We provide our clients with the ability to bank remotely, including via online, mobile and phone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking. The COVID-19 pandemic has heightened these risks as vulnerabilities for our clients and the Company have increased given work from home and shelter at home orders as well as consumer behaviors independent of jurisdictional orders. Furthermore, crisis conditions caused by the pandemic may lead to more attempts by both domestic and international parties to commit cyber-attacks or other fraudulent acts.

Our systems and network are subject to ongoing cyber incidents such as unauthorized access, loss or destruction of data, account takeovers, unavailability of service, computer viruses or other malicious code, phishing schemes, ransomware and other similar events. Third parties with whom we do business may also be sources of cybersecurity risks. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could cause serious negative consequences, including reputational damage, litigation exposure and, regulatory scrutiny, and could result in a violation of applicable privacy and data protection laws. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in our systems and could materially and adversely affect us. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and our plans to continue to provide digital banking products and services to our clients.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service or ransomware attacks are designed to disrupt key business services, such as client-facing web sites. We are not able to anticipate or implement preventive measures against all security breaches of these types, especially because the techniques used change frequently and can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyber-attacks and other security breaches in connection with credit or debit card, including ATM-related, transactions that typically involve the transmission of sensitive information regarding our clients through various third parties, including merchant acquiring banks, payment processors, payment card networks (e.g., Visa, MasterCard) and our third-party processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely significantly on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While many of our agreements with third parties contain indemnification provisions, we may not be able to recover sufficiently, or at all, under the provisions to offset any losses we may incur from third-party cyber incidents.

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

We intend to continue to grow our business through organic loan growth and strategic acquisitions of financial services franchises. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. As our acquired loan portfolio, which generally produces higher yields than our originated loans due to loan discounts and accretable yield, is paid down, we expect downward pressure on our income to the extent that the runoff is not replaced with other high-yielding loans. As a result of the foregoing, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans, we could be materially and adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher-yielding loans that fail to perform. As a result of the COVID-19 pandemic and the ensuing economic uncertainty, our ability to develop consistent organic loan growth has been challenged as the Company continues to take a very careful approach to extending new credit.

Projected operating results for businesses acquired by us may be inaccurate and may vary significantly from actual results. To the extent that we make acquisitions that involve distressed assets, we may not be able to realize the value we predict from these assets or make sufficient provision for future losses in the value of, or accurately estimate the future write-downs to be taken in respect of, these assets.

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

Delinquencies and losses in the loan portfolios and other assets we acquire may exceed our initial forecasts developed during our due diligence investigation prior to acquisition and, thus, produce lower returns than we believed our purchase price supported. Furthermore, our due diligence investigation may not reveal all material issues. If, during the diligence process, we fail to identify all relevant issues related to an acquisition, we may be forced to later write-down or write off assets, restructure our operations, or incur impairment or other charges that could result in significant losses. Any of these events could materially and adversely affect us. Economic conditions may create an uncertain environment with respect to asset valuations and there is no certainty that we will be able to sell assets or institutions after we acquire them if we determine it would be in our best interests to do so. Valuations for acquired assets are more challenging because of the COVID-19 pandemic, creating a risk of greater volatility in the future. In addition, there may be limited liquidity for certain asset classes we hold, including commercial real estate and construction and development loans. Any of the foregoing matters could materially and adversely affect us.

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
●

increased compliance requirements, including with respect to the CARES Act, could result in higher compliance costs, higher foreclosure proceedings or lower loan origination volume, all which could negatively impact future earnings; and

●	a rise in interest rates could cause a decline in mortgage originations, which could negatively impact our earnings.

Our use of appraisals in deciding whether to make loans secured by real property does not ensure that the value of the real property collateral will be sufficient to repay our loans.

In considering whether to make a loan secured by real property, we require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and requires the exercise of a considerable degree of judgment. If the appraisal does not accurately reflect the amount that may be obtained upon sale or foreclosure of the property, whether due to a decline in property value after the date of the original appraisal or defective preparation of the appraisal, we may not realize an amount equal to the indebtedness secured by the property and as a result, we may suffer losses. This risk could be intensified by the COVID-19 pandemic, which may negatively impact commercial real estate values, particularly hospitality and leisure, office and retail properties. Residential real estate may also be negatively impacted by higher unemployment driven in part by the pandemic.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

None

Item 2.       PROPERTIES.

Our principal executive offices are located in the Denver Tech Center area immediately south of Denver, Colorado. We also have approximately 70,000 square feet of office and operations space in Kansas City, Missouri. At December 31, 2020, we operated 45 banking centers in Colorado, 37 in Kansas and Missouri, five in New Mexico, two in Texas and one in Utah. Of these banking centers, 66 were owned and 24 locations were leased.

Item 3.       LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any of our pending legal proceedings, individually or in the aggregate, will have a material adverse effect on our business, prospects, financial condition, results of operations or liquidity.

Item 4.       MINE SAFETY DISCLOSURES.

None.

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Shares of the Company’s common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “NBHC”. The Company had 184 shareholders of record as of February 22, 2021. Management estimates that the number of beneficial owners is significantly greater.

Performance Graph

The following graph presents a comparison of the Company’s performance to the indices named below. It assumes $100 invested on December 31, 2015, with dividends invested on a total return basis.

Total Return Performance
NBHC
KBW Regional Banking Index
Russell 2000 Index
Index Value
235
230
225
220
215
210
205
200
195
190
185
180
175
170
165
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
85
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
NBHC	100.00	150.66	154.84	149.53	174.28	166.50
KBW Regional Banking Index	100.00	139.12	141.63	116.86	144.76	132.18
Russell 2000 Index	100.00	121.28	139.02	123.69	155.21	186.15

The following table sets forth information about our repurchases of our common stock during the fourth quarter of 2020:

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
October 1 - October 31, 2020(1)	552	$26.36	—	$43,101,943
November 1 - November 30, 2020(1)	5,467	30.15	—	43,101,943
Total	6,019	$29.80	—	$43,101,943

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On February 26, 2020, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. Under this authorization, $43,101,943 remained available for purchase at December 31, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

During the second quarter of 2014, shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons. As of December 31, 2020, the aggregate number of Company common stock available for issuance under the 2014 Plan was 4,314,726 shares.

During the second quarter of 2015, shareholders approved the Company’s 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year or 2,000 shares per offering period. The price an employee pays for shares is 90% of the fair market value of Company common stock on the last day of the offering period. As of December 31, 2020, the aggregate number of Company common stock available for issuance under the ESPP was 302,876 shares.

See note 16 to the consolidated financial statements for further detail related to these equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity plans approved by security holders	768,129	$26.35	4,617,602
Equity plans not approved by security holders	—	—	—
Total	768,129	$26.35	4,617,602

Item 6.       SELECTED FINANCIAL DATA.

The following table sets forth a summary of selected historical financial information derived from our audited consolidated financial statements as of and for the five years ended December 31, 2020. This information should be read together with the related notes thereto as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Such information is not necessarily indicative of anticipated future results. All amounts are presented in thousands, except share and per share data, or as otherwise noted.

Summary of Selected Historical Consolidated Financial Data

Consolidated Statements of Financial Condition Data:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Cash and cash equivalents	$605,565	$110,190	$109,556	$257,364	$152,736
Investment securities available-for-sale (at fair value)	661,955	638,249	791,102	855,345	884,232
Investment securities held-to-maturity	376,615	182,884	235,398	258,730	332,505
Non-marketable securities	16,493	29,751	27,555	15,030	14,949
Loans (1)	4,353,726	4,415,406	4,092,308	3,178,947	2,860,921
Allowance for credit losses	(59,777)	(39,064)	(35,692)	(31,264)	(29,174)
Loans, net	4,293,949	4,376,342	4,056,616	3,147,683	2,831,747
Loans held for sale	247,813	117,444	48,120	4,629	24,187
Other real estate owned	4,730	7,300	10,596	10,491	15,662
Premises and equipment, net	106,982	112,151	109,986	93,708	95,671
Goodwill and other intangible assets, net	132,955	126,388	128,497	61,237	66,579
Other assets	212,893	194,813	159,240	139,248	154,778
Total assets	$6,659,950	$5,895,512	$5,676,666	$4,843,465	$4,573,046
Deposits	$5,676,232	$4,737,132	$4,535,621	$3,979,559	$3,868,649
Other liabilities	163,027	391,460	446,039	331,499	168,208
Total liabilities	5,839,259	5,128,592	4,981,660	4,311,058	4,036,857
Total shareholders’ equity	820,691	766,920	695,006	532,407	536,189
Total liabilities and shareholders’ equity	$6,659,950	$5,895,512	$5,676,666	$4,843,465	$4,573,046

(1)	Total loans are net of unearned discounts and deferred fees and costs.

Consolidated Statements of Operations Data:

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Interest income	$218,002	$242,601	$221,391	$164,421	$160,448
Interest expense	25,056	36,771	23,954	18,115	14,808
Net interest income	192,946	205,830	197,437	146,306	145,640
Provision for loan losses	17,630	11,643	5,197	12,972	23,651
Net interest income after provision for loan losses	175,316	194,187	192,240	133,334	121,989
Non-interest income	140,258	82,752	70,775	39,205	40,027
Non-interest expense	206,177	180,745	189,334	136,677	136,009
Income before income taxes	109,397	96,194	73,681	35,862	26,007
Income tax expense	20,806	15,829	12,230	21,283	2,947
Net income	$88,591	$80,365	$61,451	$14,579	$23,060
Share Information:
Earnings per share, basic	$2.87	$2.57	$2.00	$0.54	$0.81
Earnings per share, diluted	2.85	2.55	1.95	0.53	0.79
Adjusted earnings per share, diluted(1)	2.91	2.57	2.16	1.26	0.79
Dividends paid	0.80	0.75	0.54	0.34	0.22
Book value per share	26.79	24.60	22.59	19.81	20.32
Tangible common book value per share(2)	23.09	20.89	18.77	17.94	18.15
Total shareholders' equity to total assets	12.32%	13.01%	12.24%	10.99%	11.72%
Tangible common equity to tangible assets(2)	10.80%	11.27%	10.39%	10.06%	10.61%
Weighted average common shares outstanding, basic	30,857,086	31,175,825	30,748,234	26,928,763	28,313,061
Weighted average common shares outstanding, diluted	31,075,857	31,530,817	31,430,074	27,709,659	29,091,343
Common shares outstanding	30,634,291	31,176,627	30,769,063	26,875,585	26,386,583

(1)	Represents a non-GAAP financial measure. See non-GAAP reconciliation below.
(2)

Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. We believe that the most directly comparable GAAP financial measures are book value per share and total shareholders’ equity to total assets. See the reconciliation under “About Non-GAAP Financial Measures.”

Key Ratios

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Return on average assets	1.40%	1.38%	1.10%	0.31%	0.50%
Return on average tangible assets(1)	1.44%	1.42%	1.15%	0.38%	0.57%
Return on average tangible assets, adjusted(1)	1.47%	1.43%	1.26%	0.82%	0.57%
Return on average equity	11.24%	10.89%	9.28%	2.67%	3.95%
Return on average tangible common equity(1)	13.27%	13.07%	11.60%	3.61%	5.04%
Return on average tangible common equity, adjusted(1)	13.54%	13.18%	12.76%	7.75%	5.04%
Loan to deposit ratio (end of period)	76.70%	93.21%	90.23%	80.00%	74.58%
Non-interest bearing deposits to total deposits (end of period)	37.19%	25.01%	23.64%	22.68%	21.89%
Net interest margin(3)	3.33%	3.83%	3.85%	3.36%	3.39%
Net interest margin FTE(1)(3)(8)	3.42%	3.93%	3.93%	3.50%	3.49%
Interest rate spread FTE(4)(8)	3.21%	3.65%	3.77%	3.35%	3.38%
Yield on earning assets(2)	3.76%	4.52%	4.31%	3.78%	3.74%
Yield on earning assets FTE(1)(2)(8)	3.85%	4.61%	4.40%	3.91%	3.84%
Cost of interest bearing liabilities	0.64%	0.96%	0.63%	0.56%	0.46%
Cost of deposits	0.45%	0.64%	0.45%	0.41%	0.36%
Non-interest income to total revenue FTE(8)	41.46%	28.18%	25.95%	20.49%	21.09%
Non-interest expense to average assets	3.26%	3.10%	3.38%	2.90%	2.92%
Non-interest expense to average assets, adjusted(1)	3.22%	3.08%	3.23%	2.84%	2.92%
Efficiency ratio	61.52%	62.22%	69.78%	70.80%	70.30%
Efficiency ratio FTE(1)(8)	60.59%	61.15%	68.64%	68.63%	68.79%
Efficiency ratio FTE, adjusted(1)(8)	59.90%	60.84%	65.72%	66.97%	68.79%

Total Loans Asset Quality Data(5)(6)(7)
Non-performing loans to total loans	0.47%	0.49%	0.60%	0.66%	1.07%
Non-performing loans to total loans excluding PPP loans	0.49%	0.49%	0.60%	0.66%	1.07%
Non-performing assets to total loans and OREO	0.58%	0.66%	0.85%	0.99%	1.61%
Non-performing assets to total loans and OREO excluding PPP loans	0.60%	0.66%	0.85%	0.99%	1.61%
Allowance for credit losses to total loans	1.37%	0.88%	0.87%	0.98%	1.02%
Allowance for credit losses to total loans excluding PPP loans	1.43%	0.88%	0.87%	0.98%	1.02%
Allowance for credit losses to non-performing loans	293.21%	179.62%	145.94%	148.88%	94.98%
Net charge-offs to average loans	0.06%	0.19%	0.02%	0.36%	0.80%

(1)	Ratio represents a non-GAAP financial measure. See non-GAAP reconciliation below.
(2)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities or loans are excluded from interest-earning assets.
(3)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(4)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(5)	Non-performing loans consist of non-accruing loans and restructured loans on non-accrual.
(6)	Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.
(7)	Total loans are net of unearned discounts and fees.
(8)

Presented on a fully taxable equivalent (“FTE”) basis using the statutory rate of 21% for 2020, 2019 and 2018 and 35% for 2017 and 2016. The taxable equivalent adjustments included above are $5,103, $5,065, $4,482, $5,852 and $4,081 for the years ended 2020, 2019, 2018, 2017, and 2016, respectively.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Total shareholders’ equity	$820,691	$766,920	$695,006	$532,407	$536,189
Less: goodwill and core deposit intangible assets, net	(122,575)	(123,758)	(124,941)	(61,237)	(66,580)
Add: deferred tax liability related to goodwill	9,155	8,241	7,327	10,873	9,323
Tangible common equity (non-GAAP)	$707,271	$651,403	$577,392	$482,043	$478,932

Total assets	$6,659,950	$5,895,512	$5,676,666	$4,843,465	$4,573,046
Less: goodwill and core deposit intangible assets, net	(122,575)	(123,758)	(124,941)	(61,237)	(66,580)
Add: deferred tax liability related to goodwill	9,155	8,241	7,327	10,873	9,323
Tangible assets (non-GAAP)	$6,546,530	$5,779,995	$5,559,052	$4,793,101	$4,515,789

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	12.32%	13.01%	12.24%	10.99%	11.72%
Less: impact of goodwill and core deposit intangible assets, net	(1.52)%	(1.74)%	(1.85)%	(0.93)%	(1.11)%
Tangible common equity to tangible assets (non-GAAP)	10.80%	11.27%	10.39%	10.06%	10.61%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$707,271	$651,403	$577,392	$482,043	$478,932
Divided by: ending shares outstanding	30,634,291	31,176,627	30,769,063	26,875,585	26,386,583
Tangible common book value per share (non-GAAP)	$23.09	$20.89	$18.77	$17.94	$18.15

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$707,271	$651,403	$577,392	$482,043	$478,932
Accumulated other comprehensive income, net of tax	(9,766)	(2,062)	11,275	6,242	1,762
Tangible common book value, excluding accumulated other comprehensive income, net of tax (non-GAAP)	697,505	649,341	588,667	488,285	480,694
Divided by: ending shares outstanding	30,634,291	31,176,627	30,769,063	26,875,585	26,386,583
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$22.77	$20.83	$19.13	$18.17	$18.22

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Net income	$88,591	$80,365	$61,451	$14,579	$23,060
Add: impact of core deposit intangible amortization expense, after tax	910	899	1,649	3,259	3,343
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$89,501	$81,264	$63,100	$17,838	$26,403

Average assets	$6,326,268	$5,837,121	$5,607,532	$4,705,241	$4,651,953
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(114,031)	(116,104)	(118,546)	(52,958)	(59,977)
Average tangible assets (non-GAAP)	$6,212,237	$5,721,017	$5,488,986	$4,652,283	$4,591,976

Average shareholders' equity	$788,286	$737,923	$662,420	$546,716	$583,686
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(114,031)	(116,104)	(118,546)	(52,958)	(59,977)
Average tangible common equity (non-GAAP)	$674,255	$621,819	$543,874	$493,758	$523,709

Return on average assets	1.40%	1.38%	1.10%	0.31%	0.50%
Return on average tangible assets (non-GAAP)	1.44%	1.42%	1.15%	0.38%	0.57%
Return on average equity	11.24%	10.89%	9.28%	2.67%	3.95%
Return on average tangible common equity (non-GAAP)	13.27%	13.07%	11.60%	3.61%	5.04%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Interest income	$218,002	$242,601	$221,391	$164,421	$160,448
Add: impact of taxable equivalent adjustment	5,103	5,065	4,482	5,852	4,081
Interest income FTE (non-GAAP)	$223,105	$247,666	$225,873	$170,273	$164,529

Net interest income	$192,946	$205,830	$197,437	$146,306	$145,640
Add: impact of taxable equivalent adjustment	5,103	5,065	4,482	5,852	4,081
Net interest income FTE (non-GAAP)	$198,049	$210,895	$201,919	$152,158	$149,721

Average earning assets	$5,795,864	$5,368,073	$5,131,694	$4,353,320	$4,290,171
Yield on earning assets	3.76%	4.52%	4.31%	3.78%	3.75%
Yield on earning assets FTE (non-GAAP)	3.85%	4.61%	4.40%	3.91%	3.84%
Net interest margin	3.33%	3.83%	3.85%	3.36%	3.39%
Net interest margin FTE (non-GAAP)	3.42%	3.93%	3.93%	3.50%	3.49%

Efficiency Ratio

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Net interest income	$192,946	$205,830	$197,437	$146,306	$145,640
Add: impact of taxable equivalent adjustment	5,103	5,065	4,482	5,852	4,081
Net interest income, FTE (non-GAAP)	$198,049	$210,895	$201,919	$152,158	$149,721

Non-interest income	$140,258	$82,752	$70,775	$39,205	$40,027

Non-interest expense	$206,177	$180,745	$189,334	$136,677	$136,009
Less: core deposit intangible asset amortization	(1,183)	(1,183)	(2,170)	(5,342)	(5,480)
Non-interest expense, adjusted for core deposit intangible asset amortization	$204,994	$179,562	$187,164	$131,335	$130,529

Non-interest expense, adjusted for core deposit intangible asset amortization	$204,994	$179,562	$187,164	$131,335	$130,529
Banking center consolidation-related expense	(2,348)	(898)	—	—	—
Non-recurring Peoples acquisition-related expenses	—	—	(7,957)	(2,691)	—
Tax reform bonus(1)	—	—	—	(491)	—
Adjusted non-interest expense (non-GAAP)	$202,646	$178,664	$179,207	$128,153	$130,529

Efficiency ratio	61.52%	62.22%	69.78%	70.80%	70.30%
Efficiency ratio FTE (non-GAAP)	60.59%	61.15%	68.64%	68.63%	68.79%
Adjusted efficiency ratio FTE (non-GAAP)	59.90%	60.84%	65.72%	66.97%	68.79%

(1)	Represents a special $1,000 bonus payment to 491 associates made in connection with the Tax Cuts and Jobs Act enacted in 2017.

Adjusted Financial Results

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Adjustments to net income:
Net income	$88,591	$80,365	$61,451	$14,579	$23,060
Adjustments(1)(2)	1,806	689	6,321	20,430	—
Adjusted net income (non-GAAP)	$90,397	$81,054	$67,772	$35,009	$23,060

Adjustments to earnings per share:
Earnings per share - diluted	$2.85	$2.55	$1.95	$0.53	$0.79
Adjustments(1)(2)	0.06	0.02	0.21	0.73	—
Adjusted earnings per share - diluted (non-GAAP)	$2.91	$2.57	$2.16	$1.26	$0.79

Adjustments to return on average tangible assets:
Adjusted net income (non-GAAP)	$90,397	$81,054	$67,772	$35,009	$23,060
Add: impact of core deposit intangible amortization expense, after tax	910	899	1,649	3,259	3,343
Net income adjusted for impact of core deposit intangible amortization expense, after tax	91,307	81,953	69,421	38,268	26,403
Average tangible assets (non-GAAP)	6,212,237	5,721,017	5,488,986	4,652,283	4,591,976
Adjusted return on average tangible assets (non-GAAP)	1.47%	1.43%	1.26%	0.82%	0.57%

Adjustments to return on average tangible common equity:
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$91,307	$81,953	$69,421	$38,268	$26,403
Average tangible common equity (non-GAAP)	674,255	621,819	543,874	493,758	523,709
Adjusted return on average tangible common equity (non-GAAP)	13.54%	13.18%	12.76%	7.75%	5.04%

Adjustments to non-interest expense:
Non-interest expense	$206,177	$180,745	$189,334	$136,677	$136,009
Adjustments(1)(2)	2,348	898	7,957	3,182	—
Adjusted non-interest expense (non-GAAP)	203,829	179,847	181,377	133,495	136,009
Non-interest expense to average assets, adjusted (non-GAAP)	3.22%	3.08%	3.23%	2.84%	2.92%

(1) Adjustments:
Non-interest expense adjustments:
Banking center consolidation-related expense	$2,348	$898	$—	$—	$—
Non-recurring Peoples acquisition-related expenses	—	—	7,957	2,691	—
Tax reform bonus(3)	—	—	—	491	—
Total non-interest expense adjustments (non-GAAP)	$2,348	$898	$7,957	$3,182	$—

Total pre-tax adjustments (non-GAAP)	$2,348	$898	$7,957	$3,182	$—
Collective tax expense impact	(542)	(209)	(1,636)	(1,209)	—
Deferred tax asset remeasurement	—	—	—	18,457	—
Adjustments (non-GAAP)	$1,806	$689	$6,321	$20,430	$—

(2)	Non-GAAP adjustments for the year ended December 31, 2019 have been updated to conform to the current period presentation.
(3)	Represents a special $1,000 bonus payment to 491 associates made in connection with the Tax Cuts and Jobs Act enacted in 2017.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the years ended December 31, 2020, 2019, and 2018, and with the other financial and statistical data presented in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and should be read herewith.

Management’s discussion focuses on 2020 results compared to 2019. For a discussion of 2019 results compared to 2018, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We also believe that our established presence in our core markets of Colorado, the greater Kansas City region, Texas, Utah and New Mexico, which are outperforming national averages, positions us well for growth opportunities. As of December 31, 2020, we had $6.7 billion in assets, $4.4 billion in loans, $5.7 billion in deposits and $0.8 billion in equity.

Recent Events

The COVID-19 pandemic has caused substantial disruption to the communities we serve and has changed the way we live and work. We continue to remain committed to ensuring our associates, clients and communities are receiving the support they need during these challenging times. Our banking centers remain operational through our drive-thru services and on an appointment-only basis in the lobbies. We have continued to leverage our digital banking platform with our clients. Our teams have been working diligently to support our clients who are experiencing financial hardship due to COVID-19 through participation in the SBA’s Paycheck Protection Program, including assistance with PPP loan forgiveness applications, and loan modifications, as needed. While the initial release of the vaccine is promising, the length of time that the government-mandated measures must remain in place to address COVID-19 is unknown. The pandemic has already had a significantly negative impact to the U.S. labor market, consumer spending and business operations, and it is not clear how quickly the vaccine can be widely deployed and when government-mandated measures will be removed.

Operating Highlights and Key Challenges

Profitability and returns

●

Net income increased $8.2 million, or 10.2%, to $88.6 million, as of December 31, 2020, compared to the prior year. Net income during 2020 included $1.8 million, after tax, of expenses related to banking center consolidations. Adjusting for these expenses, net income would have been $90.4 million, or $2.91 per diluted share. Net income during 2019 included $0.7 million, after tax, of expenses related to banking center consolidations. Adjusting for these expenses, net income would have been $81.1 million, or $2.57 per diluted share.

●

A CECL model-driven provision for loan losses totaled $17.6 million, including a $0.1 million provision for unfunded loan commitment reserves, driven by deteriorating economic conditions caused by the impact of COVID-19. The year ended December 31, 2019 included a loan loss provision of $11.6 million.

●

The return on average tangible assets was 1.44% for 2020, compared to 1.42% for 2019. Adjusting for the banking center consolidation-related expense, the return on average tangible assets for the years ended December 31, 2020 and 2019 was 1.47% and 1.43%, respectively.

●

The return on average tangible common equity was 13.27% for 2020, compared to 13.07% for 2019. Adjusting for the banking center consolidation-related expense, the return on average tangible common equity for the years ended December 31, 2020 and 2019 was 13.54% and 13.18%, respectively.

Strategic execution

●	Continue to pro-actively address the impacts of the COVID-19 pandemic through executing on our priorities as detailed in the “Recent Events” section above.
●

Funded $358.9 million in SBA Paycheck Protection Program loans for 2,164 clients. In assisting our clients through the forgiveness process we had achieved forgiveness on 50% of our original PPP loan balances with the remaining balance totaling $176.1 million as of December 31, 2020.

●

As part of our continued focus on improving operating efficiencies and investing in digital solutions for our clients, we consolidated 11 banking centers during 2020 and one in January of 2021. Consolidation-related expense of $2.3 million was recorded to non-interest expense during the year ended December 31, 2020. Additionally, in January 2021, we announced the consolidation of seven additional banking centers across our markets that are expected to be substantially completed in the first half of 2021. Once completed, this will bring our total banking center network down by 22%, compared to the third quarter of 2019 when we began these initiatives.

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

Loan portfolio

●

Loans outstanding totaled $4.4 billion, decreasing $61.7 million, or 1.4%, from the prior year, largely due to lower commercial and industrial loans of $140.9 million, or 10.0%, that were offset by PPP loans of $176.1 million.

●

We are taking a very careful approach to extending new credit as well as continuing an intense focus on managing credit risk and yield. Total loan originations during the year ended December 31, 2020 were $1.2 billion, led by commercial loan originations of $807.3 million, which included PPP loan originations of $358.9 million.

●	COVID-related loan modifications are handled individually on a relationship basis. As of December 31, 2020, $173.6 million, or 4.0%, of total loans were on a COVID-related modification plan.

Credit quality

●

Provision for loan losses totaled $17.6 million and $11.6 million during 2020 and 2019, respectively. During 2020, provision for loan losses was recorded to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and included a $0.1 million provision for unfunded loan commitment reserves.

●

Allowance for credit losses increased by 53.0% from December 31, 2019 to December 31, 2020 due to the adoption of CECL on January 1, 2020 and to provide coverage for the economic impact of the COVID-19 pandemic. The ACL totaled 1.37% of total loans compared to 0.88% at December 31, 2019. Excluding PPP loans, the ACL totaled 1.43% of total loans at December 31, 2020.

●	Net charge-offs of $2.7 million and $8.3 million were recorded during 2020 and 2019, respectively. Net charge-offs to average total loans totaled 0.06% and 0.19% for 2020 and 2019, respectively.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual troubled debt restructured loans) decreased to 0.47% of total loans at December 31, 2020, compared to 0.49% at December 31, 2019. Non-performing assets to total loans and OREO totaled 0.58% at December 31, 2020 compared to 0.66% at December 31, 2019. Excluding PPP loans, non-performing loans to total loans were 0.49%, and non-performing assets to total loans and OREO were 0.60% at December 31, 2020.

●	Loans 30 days or more past due and still accruing interest totaled three basis points of total loans, the lowest level in our company’s history, as of December 31, 2020.

Client deposit funded balance sheet

.9
●	Average transaction deposits for the fourth quarter of 2020 totaled $4.6 billion, increasing 28.8%, compared to $3.6 billion for the same period in the prior year.
●	Average total deposits for the fourth quarter of 2020 totaled $5.7 billion, increasing 21.1%, compared to $4.7 billion for the same period in the prior year.
●	The mix of transaction deposits to total deposits improved 490 basis points to 82.6% at December 31, 2020 from 77.7% at December 31, 2019.
●	Cost of deposits totaled 0.45% for the year ended December 31, 2020, decreasing 19 basis points compared to the year ended December 31, 2019.

Revenues

●

Fully taxable equivalent net interest income totaled $198.0 million for the year ended December 31, 2020 and decreased $12.8 million, or 6.1%, compared to the prior year due to the decline in short-term interest rates as a result of monetary policy actions by the Federal Reserve.

●

The FTE net interest margin narrowed 51 basis points to 3.42% for the year ended December 31, 2020, as compared to the prior year due to lower earning asset yields. The yield on earning assets decreased 76 basis points, led by an 73 basis point decrease in the originated loan portfolio yields due to the decline in short-term interest rates. The cost of funds decreased 28 basis points to 0.46%.

●

Non-interest income totaled $140.3 million during 2020, increasing $57.5 million, or 69.5%, from 2019, primarily driven by record mortgage banking income totaling $102.4 million. During 2020, service charges and bank card fees decreased a combined $2.1 million due to changes in consumer behavior due to the COVID-19 pandemic.

Expenses

●

Non-interest expense totaled $206.2 million during 2020, representing an increase of $25.4 million, or 14.1%, from 2019. Salaries and benefits increased $18.4 million due to higher mortgage banking compensation-related expense. Banking center consolidation-related expense totaling $2.3 million was incurred during 2020, compared to $0.9 million during the same period in the last year. Additionally, included in the prior period were net gains on the sale of OREO of $7.2 million, compared to minimal net gains on the sale of OREO recorded in 2020.

●

Income tax expense totaled $20.8 million during 2020, compared to $15.8 million during 2019. Tax expense was lowered by $2.2 million of tax benefit from stock compensation activity during 2019. Adjusting for the stock compensation activity, the 2020 and 2019 effective tax rate was 19.0% and 18.7%, respectively.

Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. As of December 31, 2020, our consolidated tier 1 leverage ratio was 10.70%, and our common equity tier 1 and consolidated tier 1 risk based capital ratios were 14.70%.

●

At December 31, 2020, common book value per share was $26.79. The tangible common book value per share increased $2.20 to $23.09 at December 31, 2020, compared to December 31, 2019, as the earnings and positive fair market value adjustments in the available-for-sale securities portfolio outpaced the share repurchases, dividends and CECL cumulative effect adjustment.

●	The Bank maintains ample liquidity with excess cash liquidity of $365 million and access to $2.2 billion in readily available funds.

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

The COVID-19 pandemic has caused disruption and is likely to continue to present challenges to our business. Temporary closures and sheltering in place policies have altered the way our clients and associates live and work. Our banking centers remain operational through our drive-thru services and on an appointment-only basis in the lobbies, and we have continued to leverage our digital banking platform with our clients. Our teams have been working diligently to support our clients who are experiencing financial hardship due to COVID-19 through participation in the SBA’s Paycheck Protection Program, including assistance with PPP loan forgiveness applications, and loan modifications, as needed. While conditions regarding the pandemic may be improving, there is continued uncertainty regarding economic recovery, the success of vaccine distribution and the effectiveness of administered vaccines.

Our markets have historically outperformed the national averages on many key indicators; however, the economic impact from the COVID-19 pandemic continues to cause economic strain nationally and across all of our markets. We are taking a very careful approach to extending new credit as well as continuing an intense focus on managing credit risk and yield. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

As of December 31, 2020, the Company had low exposure to industries highly impacted by the COVID-19 pandemic. Within the commercial loan segment, restaurants were 4.8%, retailers 2.9%, hospital/medical 4.8% and oil and gas 0.7% of total loans. Within the commercial real estate non-owner occupied loan segment, hotel and lodging was 4.2%, multifamily 1.6% and retail 1.2% of total loans. The Company had no direct exposure to other industries and loan types more highly impacted by the pandemic including aviation, cruise lines, energy services, auto manufacturing/dealer floor plans, hedge funds, convention centers, credit cards, malls and taxi/ride share businesses. Furthermore, the Company had no consumer credit card, indirect auto or car leasing exposure.

The agriculture industry is in the sixth year of depressed commodity prices and is also being impacted by the COVID-19 pandemic. Our food and agribusiness portfolio is only 4.8% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 0.8% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Our loans outstanding at December 31, 2020 totaled $4.4 billion, representing a decrease of $61.7 million, or 1.4%, compared to December 31, 2019, largely due to lower commercial and industrial loans of $140.9 million, or 10.0%. The decrease was partially offset by PPP loans, which totaled $176.1 million as of December 31, 2020. During 2020, our weighted average rate on new loans funded at the time of origination was 3.06%, compared to the weighted average yield of our originated loan portfolio of 4.05% (FTE). Future growth in our interest income will ultimately be dependent on our ability to continue to generate sufficient volumes of high-quality originated loans and other high-quality earning assets as well as Federal Reserve interest rate policy decisions.

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

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the determination of the allowance for credit losses. See additional discussion of our ACL policy in note 2 – Summary of Significant Accounting Policies in the notes to our consolidated financial statements for the year ended December 31, 2020.

The determination of the ACL, which represents management’s estimate of lifetime credit losses inherent in our loan portfolio at the balance sheet date, involves a high degree of judgment and complexity. The Company estimates the collective ACL by first disaggregating the loan portfolio into segments based upon broad characteristics such as primary use and underlying collateral. Within these segments, the portfolio is further disaggregated into classes of loans with similar attributes and risk characteristics. The collective ACL is determined at the class level, analyzing loss history based upon specific loss drivers and risk factors affecting each loan class. The Company utilizes a discounted cash flow (“DCF”) model that incorporates forecasts of certain national macroeconomic factors (reasonable and supportable forecasts) which drive the losses predicted in establishing the Company’s collective ACL. Management accounts for the inherent uncertainty of the underlying economic forecast by reviewing and weighting alternate forecast scenarios. For periods beyond the reasonable and supportable forecast period, the Company reverts to historical long-term average loss rates on a straight-line basis. Additionally, the collective ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition. For further discussion of the ACL, see notes 2 and 7 to our consolidated financial statements.

Future Accounting Pronouncements

The Company is still evaluating the impact from ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and does not expect the adoption of that pronouncement to have a material impact on its financial statements.

Financial Condition

Total assets were $6.7 billion at December 31, 2020, compared to $5.9 billion at December 31, 2019, an increase of $764.4 million, or 13.0%. Cash and cash equivalents increased $495.4 million, and total loans decreased $61.7 million, or 1.4%. The allowance for credit losses increased $20.7 million, or 53.0%, to $59.8 million at December 31, 2020. It included a CECL adoption Day 1 increase of $5.8 million, partially offsetting the increase in total assets.

During 2020, lower cost demand, savings and money market deposits (“transaction deposits”) increased $1.0 billion, or 27.5%, compared to the prior year, as we benefited from cash inflows resulting from the CARES Act economic stimulus and continued developing full banking relationships with our clients. Our clients used their core operating accounts for PPP funds and economic stimulus checks, which aided the strong deposit growth. In addition to providing excess cash liquidity, the increase in transaction deposits provided low-cost funding utilized to fund PPP loans and pay off short-term borrowings.

Investment securities

Available-for-sale

Total investment securities available-for-sale were $662.0 million at December 31, 2020, compared to $638.2 million at December 31, 2019, an increase of $23.7 million, or 3.71%. During 2020 and 2019, purchases of available-for-sale securities totaled $286.1 million and $45.7 million, respectively. Maturities and paydowns of available-for-sale securities during 2020 and 2019 totaled $271.5 million and $195.5 million, respectively. There were no sales of available-for-sale securities during 2020. Proceeds from sales of available-for-sale securities during 2019 totaled $20.4 million.

Available-for-sale investment securities are summarized as follows as of the dates indicated:

	December 31, 2020				December 31, 2019
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$193,424	$196,334	29.6%	1.36%	$93,770	$95,256	14.9%	2.59%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	454,345	462,779	69.9%	1.45%	543,275	542,037	84.9%	2.13%
Municipal securities	362	375	0.1%	3.46%	495	487	0.1%	3.60%
Corporate debt	2,000	1,998	0.3%	5.83%	—	—	—	—
Other securities	469	469	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$650,600	$661,955	100.0%	1.44%	$638,009	$638,249	100.0%	2.20%

As of December 31, 2020 and 2019, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities (“MBS”) are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 2.7 years and 2.9 years at December 31, 2020 and December 31, 2019, respectively. This estimate is based on assumptions and actual results may differ. At December 31, 2020 and December 31, 2019, the duration of the total available-for-sale investment portfolio was 2.6 years and 2.7 years, respectively.

At December 31, 2020 and 2019, adjustable rate securities comprised 2.3% and 2.8%, respectively, of the available-for-sale mortgage-backed security portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.00% per annum and 2.40% per annum at December 31, 2020 and 2019, respectively.

The available-for-sale investment portfolio included $11.7 million and $5.3 million of unrealized gains and $0.4 million and $5.1 million of unrealized losses at December 31, 2020 and December 31, 2019, respectively. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

 Held-to-maturity

At December 31, 2020, we held $376.6 million of held-to-maturity investment securities, compared to $182.9 million at December 31, 2019, an increase of $193.7 million, or 105.9%. Purchases of held-to-maturity securities totaled $284.2 million and $10.2 million during 2020 and 2019, respectively. Maturities and paydowns of held-to-maturity securities totaled $88.1 million and $60.9 million during 2020 and 2019, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2020				December 31, 2019
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$306,187	$310,930	81.3%	1.39%	$127,560	$128,770	69.7%	3.19%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	70,428	70,761	18.7%	0.41%	55,324	54,971	30.3%	1.90%
Total investment securities held-to-maturity	$376,615	$381,691	100.0%	1.21%	$182,884	$183,741	100.0%	2.80%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $5.3 million and $1.3 million of unrealized gains and $0.3 million and $0.5 million of unrealized losses at December 31, 2020 and December 31, 2019, respectively.

The Company does not measure expected credit losses on a financial asset, or group of financial assets, in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Management evaluated held-to-maturity securities noting they are backed by loans guaranteed by either U.S. government agencies or U.S. government sponsored entities, and management believes that default is highly unlikely given this governmental backing and long history without credit losses. Additionally, management notes that yields on which the portfolio generally trades are based upon market views of prepayment and liquidity risk and not credit risk. The Company has no intention to sell the securities and believes it will not be required to sell the securities before the recovery of their amortized cost

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of December 31, 2020 and December 31, 2019 was 2.4 years and 2.4 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity portfolio was 2.4 years and 2.3 years as of December 30, 2020 and December 31, 2019, respectively.

Loans overview

At December 31, 2020, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date.

The table below shows the loan portfolio composition at the respective dates:

			December 31, 2020 vs.
			December 31, 2019
	December 31, 2020	December 31, 2019	% Change
Originated:
Commercial:
Commercial and industrial	$1,248,530	$1,380,248	(9.5)%
Municipal and non-profit	870,410	833,707	4.4%
Owner-occupied commercial real estate	464,417	414,477	12.0%
Food and agribusiness	205,189	245,320	(16.4)%
PPP loans(1)	176,106	—	100.0%
Total commercial	2,964,652	2,873,752	3.2%
Commercial real estate non-owner occupied	542,642	505,479	7.4%
Residential real estate	581,555	651,656	(10.8)%
Consumer	18,581	21,030	(11.6)%
Total originated	4,107,430	4,051,917	1.4%

Acquired:
Commercial:
Commercial and industrial	22,102	31,284	(29.4)%
Municipal and non-profit	381	3,819	(90.0)%
Owner-occupied commercial real estate	51,821	75,645	(31.5)%
Food and agribusiness	5,108	7,807	(34.6)%
Total commercial	79,412	118,555	(33.0)%
Commercial real estate non-owner occupied	89,354	125,426	(28.8)%
Residential real estate	77,105	118,762	(35.1)%
Consumer	425	746	(43.0)%
Total acquired	246,296	363,489	(32.2)%
Total loans	$4,353,726	$4,415,406	(1.4)%

(1)	PPP loan balances are net of fees and costs and include principal totaling $179,531 as of December 31, 2020.

Our loan portfolio decreased $61.7 million, or 1.4%, since December 31, 2019. We are taking a careful approach to extending credit and focusing on managing credit risk and yield. Year-to-date loan originations through December 31, 2020 totaled $1.2 billion, including $358.9 million of PPP loan originations, which were offset by elevated levels of paydowns and payoffs.

Our commercial and industrial loan portfolio is comprised of diverse industry segments. At December 31, 2020, these segments included finance and financial services, primarily lender finance loans of $257.9 million, hospital/medical loans of $207.8 million, manufacturing-related loans of $111.2 million, and a variety of smaller subcategories of commercial and industrial loans. Food and agribusiness loans, which are well-diversified across food production, crop and livestock types, totaled $210.3 million and were 28.0% of the Company’s risk based capital. Crop and livestock loans represent 0.8% of total loans.

Non-owner occupied CRE loans were 84.3% of the Company’s risk based capital, or 14.5% of total loans, and no specific property type comprised more than 5.0% of total loans. The Company maintains very little exposure to retail properties, comprising 4.1% of total loans. Multi-family loans totaled $71.4 million, or 1.6% of total loans as of December 31, 2020.

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. In light of the strain placed on certain industries by the COVID-19 pandemic, the Company has carefully evaluated and continues to closely monitor our entire loan portfolio. Within the commercial loan segment, certain highly impacted industries are noted as follows: restaurants were 4.8%, retailers 2.9%, hospital/medical 4.8% and oil and gas 0.7% of total loans. Within the commercial real estate non-owner occupied loan segment, hotel and lodging was 4.2%, multifamily 1.6% and retail 1.2% of total loans. The Company had no direct exposure to other industries more highly impacted by the pandemic including aviation, cruise lines, energy services, auto manufacturing/dealer floor plans, hedge funds, convention centers, credit cards, malls and taxi/ride share businesses. Furthermore, the Company had no consumer credit card, indirect auto or car leasing exposure.

When considering the loan portfolio in its entirety, 77.0% of loans were located within our footprint of Colorado, the greater Kansas City region, Texas, Utah and New Mexico as of December 31, 2020, based on the domicile of the borrower or, in the case of collateral-dependent loans, the geographical location of the collateral.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $1.2 billion over the past 12 months, led by commercial loan originations of $807.3 million, which included PPP loan originations of $358.9 million. Originations are defined as closed end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following tables represent new loan originations during 2020 and 2019:

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2020	2020	2020	2020	2020
Commercial:
Commercial and industrial	$96,625	$11,354	$(8,726)	$118,999	$218,252
Municipal and non-profit	25,348	6,083	49,679	13,968	95,078
Owner occupied commercial real estate	36,085	23,758	22,078	37,372	119,293
Food and agribusiness	19,191	13,876	(10,480)	(6,787)	15,800
PPP loans	—	122	358,798	—	358,920
Total commercial	177,249	55,193	411,349	163,552	807,343
Commercial real estate non-owner occupied	52,018	24,937	18,992	80,792	176,739
Residential real estate	41,355	49,786	29,024	46,273	166,438
Consumer	1,858	2,980	2,206	2,320	9,364
Total	$272,480	$132,896	$461,571	$292,937	$1,159,884

Included in originations are net fundings (paydowns) under revolving lines of credit of $50,982, ($27,899), ($55,826) and $48,789 as of the fourth quarter 2020, third quarter 2020, second quarter 2020 and first quarter 2020, respectively.

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2019	2019	2019	2019	2019
Commercial:
Commercial and industrial	$69,048	$144,554	$125,527	$138,106	$477,235
Municipal and non-profit	46,114	31,482	25,513	21,579	124,688
Owner occupied commercial real estate	46,965	16,149	41,380	26,405	130,899
Food and agribusiness	20,348	(4,894)	18,217	15,213	48,884
PPP loans	—	—	—	—	—
Total Commercial	182,475	187,291	210,637	201,303	781,706
Commercial real estate non-owner occupied	41,256	79,929	36,632	69,125	226,942
Residential real estate	43,493	49,022	40,012	38,627	171,154
Consumer	2,315	2,986	3,264	1,958	10,523
Total	$269,539	$319,228	$290,545	$311,013	$1,190,325

Included in originations are net fundings under revolving lines of credit of $1,756, $37,062, $48,955 and $105,235 as of the fourth quarter 2019, third quarter 2019, second quarter 2019 and first quarter 2019, respectively.

The tables below show the contractual maturities of our loans for the dates indicated:

	December 31, 2020
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$109,586	$927,881	$233,165	$1,270,632
Municipal and non-profit	42,222	164,994	663,575	870,791
Owner occupied commercial real estate	24,510	177,311	314,418	516,239
Food and agribusiness	80,691	105,815	23,791	210,297
PPP loans	—	176,106	—	176,106
Total commercial	257,009	1,552,107	1,234,949	3,044,065
Commercial real estate non-owner occupied	72,486	426,291	133,219	631,996
Residential real estate	18,569	36,747	603,343	658,659
Consumer	5,167	10,886	2,953	19,006
Total loans	$353,231	$2,026,031	$1,974,464	$4,353,726

	December 31, 2019
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$137,396	$1,013,753	$260,382	$1,411,531
Municipal and non-profit	26,009	126,634	684,883	837,526
Owner occupied commercial real estate	18,663	170,092	301,367	490,122
Food and agribusiness	57,159	168,827	27,142	253,128
Total commercial	239,227	1,479,306	1,273,774	2,992,307
Commercial real estate non-owner occupied	85,188	377,850	167,868	630,906
Residential real estate	27,251	49,818	693,348	770,417
Consumer	6,600	11,978	3,198	21,776
Total loans	$358,266	$1,918,952	$2,138,188	$4,415,406

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	December 31, 2020
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$320,745	4.68%	$840,301	3.11%	$1,161,046	3.54%
Municipal and non-profit(1)	803,350	3.55%	25,219	2.83%	828,569	3.53%
Owner occupied commercial real estate	261,406	4.82%	230,323	3.88%	491,729	4.51%
Food and agribusiness	57,360	5.02%	72,246	3.67%	129,606	4.27%
PPP loans	176,106	1.00%	—	—	176,106	1.00%
Total commercial	1,618,967	3.79%	1,168,089	3.29%	2,787,056	3.58%
Commercial real estate non-owner occupied	253,879	4.65%	305,631	3.42%	559,510	3.98%
Residential real estate	298,759	3.60%	341,332	4.14%	640,091	3.89%
Consumer	11,384	4.92%	2,455	3.50%	13,839	4.66%
Total loans with > 1 year maturity	$2,182,989	3.86%	$1,817,507	3.47%	$4,000,496	3.68%

	December 31, 2019
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	294,406	4.95%	$979,730	4.39%	$1,274,136	4.52%
Municipal and non-profit(1)	779,293	3.60%	32,224	3.60%	811,517	3.60%
Owner occupied commercial real estate	235,337	4.87%	236,122	4.79%	471,459	4.99%
Food and agribusiness	50,287	5.19%	145,682	4.61%	195,969	4.76%
Total commercial	1,359,323	4.22%	1,393,758	4.46%	2,753,081	4.34%
Commercial real estate non-owner occupied	243,201	4.75%	302,516	4.46%	545,717	4.59%
Residential real estate	326,210	3.66%	416,955	4.54%	743,165	4.15%
Consumer	12,156	5.52%	3,020	4.94%	15,176	5.40%
Total loans with > 1 year maturity	$1,940,890	4.20%	$2,116,249	4.48%	$4,057,139	4.34%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $387,105 and $403,700 that have been swapped to variable rates at current market pricing at December 31, 2020 and 2019, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $711,582 and $701,825 with a weighted average rate of 3.33% and 3.41% at December 31, 2020 and 2019, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans, TDRs on non-accrual and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during 2020 and 2019 was $1.2 million and $1.7 million, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Non-accrual loans:
Non-accrual loans, excluding restructured loans	$12,190	$16,894	$21,017	$13,745	$14,009
Restructured loans on non-accrual	8,197	4,854	3,439	7,255	16,708
Non-performing loans	20,387	21,748	24,456	21,000	30,717
OREO	4,730	7,300	10,596	10,491	15,662
Other repossessed assets	17	—	—	—	—
Total non-performing assets	$25,134	$29,048	$35,052	$31,491	$46,379

Loans 30-89 days past due and still accruing interest	$968	$6,349	$5,066	$5,124	$3,626
Loans 90 days or more past due and still accruing interest	162	1,662	1,047	25,407	40,470
Non-accrual loans	20,387	21,748	24,456	21,000	30,717
Total past due and non-accrual loans	$21,517	$29,759	$30,569	$51,531	$74,813
Accruing restructured loans	$13,945	$6,885	$5,944	$8,461	$5,766
Allowance for credit losses	59,777	39,064	35,692	31,264	29,174
Non-performing loans to total loans	0.47%	0.49%	0.60%	0.66%	1.07%
Non-performing loans to total loans excluding PPP loans	0.49%	0.49%	0.60%	0.66%	1.07%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.47%	0.53%	0.62%	1.46%	2.49%
Total non-performing assets to total loans and OREO	0.58%	0.66%	0.85%	0.99%	1.61%
Total non-performing assets to total loans and OREO, excluding PPP loans	0.60%	0.66%	0.85%	0.99%	1.61%
ACL to non-performing loans	293.21%	179.62%	145.94%	148.88%	94.98%

During 2020, total non-performing loans decreased $1.4 million, or 6.3%, from December 31, 2019. During 2020, accruing TDRs increased $7.1 million.

Loans 30-89 days past due and still accruing interest decreased $5.4 million from December 31, 2019 to December 31, 2020, and loans 90 days or more past due and still accruing interest decreased $1.5 million from December 31, 2019 to December 31, 2020, for a collective decrease in total past due loans of $6.9 million. Loans 30 days or more past due were 0.03% of total loans at December 31, 2020, the lowest level in our Company’s history.

The Company continues to monitor the operating status and trends of our clients to enable us to quickly detect credit deterioration and take action where needed. The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as TDRs under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments as of December 31, 2019. During 2020, the Company has executed COVID-related loan modifications totaling $519.0 million. Loans with COVID-related modifications during 2020 totaled 11.9% of the total loan portfolio at December 31, 2020. Of those loans, $345.4 million have resumed making principal or interest payments or paid in full as of December 31, 2020. Modified loans that remained on a payment deferral plan at December 31, 2020 totaled $173.6 million, or 4.0% of the total loan portfolio, of which 26.2% were a subsequent modification. Monthly interest payments were required on 96.2% of the COVID modified loans as of December 31, 2020. All COVID modified loans were classified as performing as of December 31, 2020.

The following table sets forth COVID-19 loan modifications currently on a deferral plan as of the date presented:

	December 31, 2020
	Loans outstanding		Loans modified		Modification type
		Percentage of		Percentage of	3-month	4 to 6-month	7 to 12-month	3 to 6-month full	6 to 12-month full
	Balance	loan portfolio	Balance	loan segment	interest only	interest only	interest only	payment deferral	payment deferral
Commercial	$2,867,959	66.0%	$44,655	1.6%	$—	$—	$40,097	$649	$3,909
Commercial real estate non-owner occupied	631,996	14.5%	126,423	20.0%	—	—	126,423	—	—
Residential real estate	658,659	15.1%	2,495	0.4%	—	356	158	1,693	288
Consumer	19,006	0.4%	4	0.0%	4	—	—	—	—
Total excluding PPP loans	$4,177,620	96.0%	$173,577	4.2%	$4	$356	$166,678	$2,342	$4,197
PPP loans	176,106	4.0%	—	0.0%	—	—	—	—	—
Total loans	$4,353,726	100.0%	$173,577	4.0%	$4	$356	$166,678	$2,342	$4,197

Allowance for credit losses

The ACL represents the amount that we believe is necessary to absorb estimated lifetime credit losses inherent in the loan portfolio at the balance sheet date and involves a high degree of judgment and complexity. On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments which replaced the incurred loss methodology for recognizing credit losses with a CECL model. The Company utilizes a DCF model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The ACL is calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual life of loan cash flow modeling, excluding extensions and renewals, using loan-specific interest rates and repayment schedules including estimated prepayment rates and loss recovery timing delays. The model incorporates forecasts of certain national macroeconomic factors, including unemployment rates, home price index (“HPI”), retail sales and gross domestic product (“GDP”), which drive correlated loss rates. The determination and application of the ACL accounting policy involves judgments, estimates and uncertainties that are subject to change. For periods beyond the reasonable and supportable forecast period, we revert to historical long-term average loss rates on a straight-line basis.

We measure expected credit losses for loans on a pooled basis when similar risk characteristics exist. We have identified four primary loan segments within the ACL model that are further stratified into 11 loan classes to provide more granularity in analyzing loss history and to allow for more definitive qualitative adjustments based upon specific risk factors affecting each loan class. Generally, the underlying risk of loss for each of these loan segments will follow certain norms/trends in various economic environments. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Following are the loan classes within each of the four primary loan segments:

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

Loans on non-accrual, in bankruptcy and TDRs with a balance greater than $250,000 are excluded from the pooled analysis and are evaluated individually. If management determines that foreclosure is probable, expected credit losses are evaluated based on the criteria listed below, adjusted for selling costs as appropriate. Typically, these loans consist of commercial, commercial real estate and agriculture loans and exclude homogeneous loans such as residential real estate and consumer loans. Specific allowances are determined by collectively analyzing:

●	the borrower’s resources, ability and willingness to repay in accordance with the terms of the loan agreement;
●	the likelihood of receiving financial support from any guarantors;

●	the adequacy and present value of future cash flows, less disposal costs, of any collateral; and
●	the impact current economic conditions may have on the borrower’s financial condition and liquidity or the value of the collateral.

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

Provision for loan losses for funded loans of $17.5 million, and provision for unfunded loan commitments of $0.1 million was recorded during the year ended December 31, 2020 to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to support net charge-offs. Net charge-offs on loans during the year ended December 31, 2020 were $2.7 million, or 0.06% of total loans. Specific reserves on loans totaled $1.9 million at December 31, 2020.

During the year ended December 31, 2019, provision for loan losses of $11.6 million was recorded to support originated loan growth and cover net charge-offs. Net charge-offs were $8.3 million, or 0.19% of total loans, and specific reserves on individually evaluated loans totaled $1.8 million at December 31, 2019.

The Company has elected to exclude accrued interest receivable (“AIR”) from the ACL calculation. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income. As of December 31, 2020 and December 31, 2019, AIR from loans totaled $16.7 million and $17.2 million, respectively.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $59.8 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at December 31, 2020. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to impacts of COVID-19 on the macro-economic forecast, used in determining the ACL, could adversely affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ACL during the years listed:

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
	Total loans	Total loans	Total loans	Total loans	Total loans
Beginning balance	$39,064	$35,692	$31,264	$29,174	$27,119
Cumulative effect adjustment(1)	5,836	—	—	—	—
Charge-offs:
Commercial	(2,023)	(7,422)	(895)	(10,342)	(20,684)
Commercial real estate non-owner occupied	(412)	(116)	(11)	—	(321)
Residential real estate	(67)	(124)	(118)	(236)	(408)
Consumer	(726)	(937)	(1,134)	(737)	(777)
Total charge-offs	(3,228)	(8,599)	(2,158)	(11,315)	(22,190)
Recoveries	571	328	1,389	433	594
Net charge-offs	(2,657)	(8,271)	(769)	(10,882)	(21,596)
Provision for loan loss	17,534	11,643	5,197	12,972	23,651
Ending allowance for credit losses	$59,777	$39,064	$35,692	$31,264	$29,174
Ratio of annualized net charge-offs to average total loans during the period	0.06%	0.19%	0.02%	0.36%	0.80%
Ratio of ACL to total loans outstanding at period end	1.37%	0.88%	0.87%	0.98%	1.02%
Ratio of ACL to total loans outstanding, excluding PPP loans at period end	1.43%	0.88%	0.87%	0.98%	1.02%
Ratio of ACL to total non-performing loans at period end	293.21%	179.62%	145.94%	148.88%	94.98%
Total loans	$4,353,726	$4,415,406	$4,092,308	$3,178,947	$2,860,921
Average total loans outstanding during the period	4,578,894	4,288,226	3,819,603	3,029,446	2,700,794
Average total loans outstanding, excluding PPP loans during the period	4,352,984	4,288,226	3,819,603	3,029,446	2,700,794
Non-performing loans	20,387	21,748	24,456	21,000	30,717

(1)

Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments. Refer to note 1 – Basis of Presentation and note 7 – Allowance for Credit Losses of our consolidated financial statements for further details.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	December 31, 2020
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,867,959	66.0%	$30,376	50.8%
PPP loans(1)	176,106	4.0%	—	0.0%
Commercial real estate non-owner occupied	631,996	14.5%	17,448	29.2%
Residential real estate	658,659	15.1%	11,492	19.2%
Consumer	19,006	0.4%	461	0.8%
Total	$4,353,726	100.0%	$59,777	100.0%

(1)	PPP loans are fully guaranteed by the SBA.

	December 31, 2019
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,992,307	67.8%	$30,442	77.9%
Commercial real estate non-owner occupied	630,906	14.3%	4,850	12.4%
Residential real estate	770,417	17.4%	3,468	8.9%
Consumer	21,776	0.5%	304	0.8%
Total	$4,415,406	100.0%	$39,064	100.0%

	December 31, 2018
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,644,571	64.6%	$27,137	76.1%
Commercial real estate non-owner occupied	592,212	14.5%	4,406	12.3%
Residential real estate	830,815	20.3%	3,800	10.6%
Consumer	24,710	0.6%	349	1.0%
Total	$4,092,308	100.0%	$35,692	100.0%

	December 31, 2017
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$1,874,605	59.0%	$21,385	68.4%
Commercial real estate non-owner occupied	563,049	17.7%	5,609	17.9%
Residential real estate	716,237	22.5%	3,965	12.7%
Consumer	25,056	0.8%	305	1.0%
Total	$3,178,947	100.0%	$31,264	100.0%

	December 31, 2016
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$1,560,430	54.6%	$18,821	64.6%
Commercial real estate non-owner occupied	526,792	18.4%	5,642	19.3%
Residential real estate	744,885	26.0%	4,387	15.0%
Consumer	28,814	1.0%	324	1.1%
Total	$2,860,921	100.0%	$29,174	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at December 31, 2020 and 2019:

					Increase (decrease)
	December 31, 2020		December 31, 2019		Amount	% Change
Non-interest bearing demand deposits	$2,111,045	37.1%	$1,184,945	25.0%	$926,100	78.2%
Interest bearing demand deposits	514,286	9.1%	738,496	15.6%	(224,210)	(30.4)%
Savings accounts	646,829	11.4%	542,531	11.5%	104,298	19.2%
Money market accounts	1,417,940	25.0%	1,213,007	25.6%	204,933	16.9%
Total transaction deposits	4,690,100	82.6%	3,678,979	77.7%	1,011,121	27.5%
Time deposits < $250,000	820,229	14.5%	894,459	18.9%	(74,230)	(8.3)%
Time deposits > $250,000	165,903	2.9%	163,694	3.4%	2,209	1.3%
Total time deposits	986,132	17.4%	1,058,153	22.3%	(72,021)	(6.8)%
Total deposits	$5,676,232	100.0%	$4,737,132	100.0%	$939,100	19.8%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $250,000 as of December 31, 2020:

December 31, 2020
Three months or less	$19,672
Over 3 months through 6 months	18,467
Over 6 months through 12 months	65,364
Thereafter	62,400
Total time deposits > $250,000	$165,903

At December 31, 2020 and 2019, time deposits that were scheduled to mature within 12 months totaled $659.5 million and $726.9 million, respectively. Of the time deposits scheduled to mature within 12 months at December 31, 2020, $103.5 million were in denominations of $250,000 or more, and $556.0 million were in denominations less than $250,000. The aggregate amount of certificates of deposit in denominations that meet or exceed the FDIC insurance limit was $165.9 million and $163.7 million at December 31, 2020 and 2019, respectively. Note 12 to the consolidated financial statements provides a maturity schedule of time deposits outstanding at December 31, 2020.

Other borrowings

As of December 31, 2020 and 2019, the Bank sold securities under agreements to repurchase totaling $22.9 million and $56.9 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $0.9 billion at December 31, 2020. The Bank utilizes its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At December 31, 2020, the Bank had no outstanding borrowings with the FHLB. At December 31, 2019, the Bank had $192.7 million in line of credit advances from the FHLB that matured within a day and one term advance totaling $15.0 million with a fixed interest rate of 2.33% and a maturity date in October 2020. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at December 31, 2020. At December 31, 2019, investment securities pledged totaled $17.6 million. Loans pledged were $1.2 billion at December 31, 2020 and $1.5 billion at December 31, 2019. Interest expense related to FHLB advances totaled $1.3 million and $6.2 million for the years ended December 31, 2020 and 2019, respectively.

Regulatory Capital

Our subsidiary bank and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At December 31, 2020 and 2019, our subsidiary bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 14 of our consolidated financial statements.

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

Overview of results of operations

We recorded net income of $88.6 million, or $2.85 per diluted share, during 2020, compared to net income of $80.4 million, or $2.55 per diluted share, during 2019. Adjusting for the banking center consolidation-related expense, net income was $90.4 million, or $2.91 per diluted share, during 2020, and $81.1 million, or $2.57 per diluted share, during 2019.

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

The table below presents the components of net interest income on a FTE basis for the years ended December 31, 2020, 2019 and 2018. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

	For the year ended			For the year ended			For the year ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,237,091	$171,592	4.05%	$3,838,229	$183,502	4.78%	$3,166,374	$142,461	4.50%
Acquired loans	299,901	27,909	9.31%	443,025	35,992	8.12%	653,229	51,765	7.92%
Loans held for sale	185,182	5,628	3.04%	113,183	4,407	3.89%	73,644	3,380	4.59%
Investment securities available-for-sale	591,870	11,406	1.93%	713,686	15,472	2.17%	883,737	18,493	2.09%
Investment securities held-to-maturity	248,006	5,099	2.06%	207,784	5,825	2.80%	258,809	7,252	2.80%
Other securities	26,903	1,157	4.30%	28,060	1,770	6.31%	18,093	1,096	6.06%
Interest earning deposits and securities purchased under agreements to resell	206,911	314	0.15%	24,106	698	2.90%	77,808	1,426	1.83%
Total interest earning assets FTE(2)	$5,795,864	$223,105	3.85%	$5,368,073	$247,666	4.61%	$5,131,694	$225,873	4.40%
Cash and due from banks	74,461			76,788			88,847
Other assets	511,721			430,402			419,607
Allowance for credit losses	(55,778)			(38,142)			(32,616)
Total assets	$6,326,268			$5,837,121			$5,607,532
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,730,857	$8,605	0.32%	$2,426,963	$13,277	0.55%	$2,418,326	$8,758	0.36%
Time deposits	1,038,107	15,024	1.45%	1,074,506	16,526	1.54%	1,132,748	12,283	1.08%
Securities sold under agreements to repurchase	28,585	132	0.46%	60,445	668	1.11%	87,691	295	0.34%
Federal Home Loan Bank advances	95,418	1,295	1.36%	269,207	6,300	2.34%	133,932	2,618	1.95%
Total interest bearing liabilities	$3,892,967	$25,056	0.64%	$3,831,121	$36,771	0.96%	$3,772,697	$23,954	0.63%
Demand deposits	1,497,940			1,159,080			1,082,158
Other liabilities	147,075			108,997			90,257
Total liabilities	5,537,982			5,099,198			4,945,112
Shareholders' equity	788,286			737,923			662,420
Total liabilities and shareholders' equity	$6,326,268			$5,837,121			$5,607,532
Net interest income FTE(2)		$198,049			$210,895			$201,919
Interest rate spread FTE(2)			3.21%			3.65%			3.77%
Net interest earning assets	$1,902,897			$1,536,952			$1,358,997
Net interest margin FTE(2)			3.42%			3.93%			3.93%
Average transaction deposits	$4,228,797			$3,586,043			$3,500,484
Average total deposits	5,266,904			4,660,549			4,633,232
Ratio of average interest earning assets to average interest bearing liabilities	148.88%			140.12%			136.02%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $5,103, $5,065 and $4,482 for the years ended 2020, 2019 and 2018, respectively.

(3)	Loan fees included in interest income totaled $15,713, $6,328 and $6,027 during 2020, 2019 and 2018, respectively.

Net interest income totaled $192.9 million, $205.8 million and $197.4 million during the years ended 2020, 2019 and 2018, respectively. The yield on earning assets decreased 76 basis points, led by a decrease in the originated portfolio yields due to monetary policy actions by the Federal Reserve. During 2020, the cost of funds decreased 28 basis points, compared to the prior year.

Average loans comprised $4.5 billion, or 78.3%, of total average interest earning assets during 2020, compared to $4.3 billion, or 79.8%, during 2019. The increase in average loan balances was primarily driven by an increase in average PPP loans. During 2020, we took a very careful approach to extending new credit as well as continuing an intense focus on managing credit risk and yield. This led to loan originations of $1.2 billion, during 2020, which were more than offset by higher levels of paydowns and payoffs. We continue to maintain a granular and well diversified loan portfolio with self-imposed concentration limits. In light of the strain placed on industries by the COVID-19 pandemic, we have carefully evaluated and continue to closely monitor our entire loan portfolio. Higher deposits, loan paydowns and loan payoffs, combined with lower loan originations, drove a higher average cash and cash equivalent balance of $281.4 million during the year ended December 31, 2020, compared to an average balance of $100.9 million during the year ended December 31, 2019.

Average investment securities comprised 14.5% and 17.2% of total interest earning assets during 2020 and 2019, respectively. For the year-ended December 31, 2020, investment security purchases totaled $570.3 million and were partially offset by maturities of $359.6 million.

Average balances of interest bearing liabilities increased $61.8 million during 2020 compared to 2019. The increase was driven by interest bearing demand, savings and money market deposits of $303.9 million, partially offset by decreases in FHLB advances, time deposits and securities sold under agreements to repurchase of $173.8 million, $36.4 million and $31.9 million, respectively.

Total interest expense related to interest bearing liabilities was $25.1 million and $36.8 million during 2020 and 2019, respectively, at an average cost of 0.64% and 0.96% during 2020 and 2019, respectively. Additionally, the cost of deposits decreased 19 basis points to 0.45% during 2020, compared to 0.64% during 2019, due to the decline in short-term interest rates as a result of monetary policy actions by the Federal Reserve.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for 2020, 2019 and 2018:

	The year ended December 31, 2020			The year ended December 31, 2019
	compared to			compared to
	the year ended December 31, 2019			the year ended December 31, 2018
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$16,153	$(28,063)	$(11,910)	$32,120	$8,921	$41,041
Acquired loans	(13,319)	5,236	(8,083)	(17,077)	1,304	(15,773)
Loans held for sale	2,188	(967)	1,221	1,540	(513)	1,027
Investment securities available-for-sale	(2,348)	(1,718)	(4,066)	(3,687)	666	(3,021)
Investment securities held-to-maturity	827	(1,553)	(726)	(1,430)	3	(1,427)
Other securities	(50)	(563)	(613)	629	45	674
Interest earning deposits and securities purchased under agreements to resell	277	(661)	(384)	(1,555)	827	(728)
Total interest income	$3,728	$(28,289)	$(24,561)	$10,540	$11,253	$21,793
Interest expense:
Interest bearing demand, savings and money market deposits	$958	$(5,630)	$(4,672)	$47	$4,472	$4,519
Time deposits	(527)	(975)	(1,502)	(896)	5,139	4,243
Securities sold under agreements to repurchase	(147)	(389)	(536)	(301)	674	373
Federal Home Loan Bank advances	(2,359)	(2,646)	(5,005)	3,166	516	3,682
Total interest expense	(2,075)	(9,640)	(11,715)	2,016	10,801	12,817
Net change in net interest income	$5,803	$(18,649)	$(12,846)	$8,524	$452	$8,976

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $5,103, $5,065 and $4,482 for the years ended 2020, 2019 and 2018, respectively.

(3)	Loan fees included in interest income totaled $15,713, $6,328 and $6,027 for the years ended December 31, 2020, 2019 and 2018, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the years ended
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$1,898,171	0.00%	$1,177,958	0.00%	$1,497,940	0.00%	$1,159,080	0.00%
Interest bearing demand	660,817	0.21%	679,884	0.23%	821,813	0.23%	686,862	0.22%
Money market accounts	1,459,528	0.31%	1,221,719	0.69%	1,318,764	0.41%	1,201,377	0.75%
Savings accounts	626,252	0.18%	527,814	0.43%	590,280	0.23%	538,724	0.50%
Time deposits	1,008,297	1.16%	1,062,511	1.67%	1,038,107	1.45%	1,074,506	1.54%
Total average deposits	$5,653,065	0.33%	$4,669,886	0.64%	$5,266,904	0.45%	$4,660,549	0.64%

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

Provision for loan losses of $17.6 million was recorded under the CECL model during 2020, including a $0.1 million provision for unfunded loan commitment reserves, to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to cover net charge-offs. Provision of $11.6 million was recorded under the prior incurred loss model during 2019 to support originated loan growth and net charge-offs. The allowance for credit losses totaled 1.37% of total loans at December 31, 2020, compared to 0.88% at December 31, 2019, and included a CECL adoption Day 1 increase of $5.8 million. Excluding PPP loans, the allowance for credit losses totaled 1.43% of loans at December 31, 2020.

Non-interest income

The table below details the components of non-interest income for the years presented:

	For the years ended December 31,			2020 vs 2019		2019 vs 2018
				Increase (decrease)		Increase (decrease)
	2020	2019	2018	Amount	% Change	Amount	% Change
Service charges	$14,962	$17,895	$18,092	$(2,933)	(16.4)%	$(197)	(1.1)%
Bank card fees	15,446	14,595	14,489	851	5.8%	106	0.7%
Mortgage banking income	102,384	42,346	30,107	60,038	141.8%	12,239	40.7%
Bank-owned life insurance income	2,360	1,713	1,791	647	37.8%	(78)	(4.4)%
Other non-interest income	4,719	5,888	5,379	(1,169)	(19.9)%	509	9.5%
OREO-related income	387	315	917	72	22.9%	(602)	(65.6)%
Total non-interest income	$140,258	$82,752	$70,775	$57,506	69.5%	$11,977	16.9%

Non-interest income totaled $140.3 million and $82.8 million during 2020 and 2019, respectively. During 2020, mortgage banking income reached a record $102.4 million, increasing $60.0 million, or 141.8%, compared to the prior year. The mortgage banking income increase was driven by higher loan production due to lower prevailing interest rates. During 2020, bank card fees increased $0.9 million, or 5.8%, and service charges decreased $2.9 million, or 16.4%, due to changes in consumer behavior as a result of the COVID-19 pandemic.

Non-interest expense

The table below details the components of non-interest expense for the years presented:

	For the years ended December 31,			2020 vs 2019		2019 vs 2018
				Increase (decrease)		Increase (decrease)
	2020	2019	2018	Amount	% Change	Amount	% Change
Salaries and benefits	$141,170	$122,732	$114,939	$18,438	15.0%	$7,793	6.8%
Occupancy and equipment	27,473	27,336	28,493	137	0.5%	(1,157)	(4.1)%
Telecommunications and data processing	9,042	8,754	10,098	288	3.3%	(1,344)	(13.3)%
Marketing and business development	2,802	3,897	4,513	(1,095)	(28.1)%	(616)	(13.6)%
FDIC deposit insurance	1,168	1,049	2,475	119	11.3%	(1,426)	(57.6)%
Bank card expenses	4,388	4,780	5,453	(392)	(8.2)%	(673)	(12.3)%
Professional fees	2,946	3,256	6,059	(310)	(9.5)%	(2,803)	(46.3)%
Other non-interest expense	10,547	10,867	13,073	(320)	(2.9)%	(2,206)	(16.9)%
Problem asset workout	3,148	3,186	2,549	(38)	(1.2)%	637	25.0%
Gain on OREO sales, net	(38)	(7,193)	(488)	7,155	(99.5)%	(6,705)	>100.0%
Core deposit intangible asset amortization	1,183	1,183	2,170	—	0.0%	(987)	(45.5)%
Banking center consolidation-related expense	2,348	898	—	1,450	161.5%	898	100.0%
Total non-interest expense	$206,177	$180,745	$189,334	$25,432	14.1%	$(8,589)	(4.5)%

During 2020, non-interest expense increased $25.4 million, or 14.1%, compared to 2019, largely due to higher mortgage banking performance-related compensation. Banking center consolidation-related expense totaled $2.3 million, compared to $0.9 million during the prior year. The consolidations of 12 banking centers were announced in the second quarter of 2020 and were substantially complete at December 31, 2020. Additionally, included in the prior period were net gains on the sale of OREO of $7.2 million, compared to minimal net gains on the sale of OREO recorded in 2020.

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

Income tax expense totaled $20.8 million during 2020 compared to $15.8 million during 2019. Included in income tax expense was $2.2 million of tax benefits from stock compensation activity during 2019. Adjusting for the stock compensation activity, the effective tax rate for 2020 was 19.0% compared to an adjusted rate of 18.7% for 2019. As of December 31, 2020, our marginal tax rate (the rate we pay on each incremental dollar of earnings) was approximately 23%. However, our effective tax rate (income tax expense divided by income before income taxes) for a given period differs from our marginal rate largely due to income and expense items that are non-taxable or non-deductible in the calculation of income tax expense. The lower effective tax rates compared to the federal statutory tax rate was primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Cash and due from banks	$605,065	$109,690
Interest bearing bank deposits	500	500
Unencumbered investment securities, at fair value	513,945	324,918
Total	$1,119,510	$435,108

Total on-balance sheet liquidity increased $684.4 million from December 31, 2019 to December 31, 2020, primarily driven by strong deposit growth.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at December 31, 2020. At December 31, 2019, investment securities totaling $17.6 million were pledged as collateral for FHLB advances. The Bank had loans pledged as collateral for FHLB advances of $1.2 billion at December 31, 2020 and $1.5 billion at December 31, 2019. FHLB advances, lines of credit and other short-term borrowing availability totaled $0.9 billion at December 31, 2020. The Bank can obtain additional liquidity through the FHLB facility, if required, and also has access to the Paycheck Protection Program Liquidity Facility (“PPPLF”) and federal funds lines of credit with correspondent banks.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and pay downs of loans and purchases and sales of investment securities. At December 31, 2020, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.0 billion at December 31, 2020, inclusive of pre-tax net unrealized gains of $11.4 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $5.1 million of pre-tax net unrealized gains at December 31, 2020. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of December 31, 2020, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of December 31, 2020, $659.5 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Under the Basel III requirements, at December 31, 2020, the Company and the Bank met all capital adequacy requirements, and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 14 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends.

The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On February 26, 2020, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. This authorization was in addition to the $12.6 million remaining for share repurchase that was previously approved by the Board on August 5, 2016. During the first quarter of 2020, the Company repurchased 734,117 shares for $19.5 million. This completed the previous authorization approved in August 2016. The remaining authorization under the program approved in February 2020 was $43.1 million at December 31, 2020.

On January 21, 2021, our Board of Directors declared a quarterly dividend of $0.21 per common share, payable on March 15, 2021 to shareholders of record at the close of business on February 26, 2021.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at December 31, 2020 and 2019. During the year ended December 31, 2020, our asset sensitivity increased slightly for a rising rate environment as a result of the balance sheet mix. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 25 basis point decrease in interest rates on net interest income based on the interest rate risk model at December 31, 2020 and 2019:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	December 31, 2020	December 31, 2019
200	14.22%	6.16%
100	7.46%	3.13%
(25)	(0.46)%	(0.54)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized a balanced approach to loan origination with an emphasis on shorter duration loans as well as variable rate loans given the current low rate environment. The strategy with respect to liabilities has been to continue to emphasize transaction account growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 82.6% of total deposits at December 31, 2020, compared to 77.7% at December 31, 2019. We currently have no brokered time deposits.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of December 31, 2020 and 2019, we had loan commitments totaling $848.6 million and $850.3 million, respectively, and standby letters of credit that totaled $7.3 million and $11.9 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities, and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

Contractual Obligations

In addition to the financing commitments detailed above under “Off-Balance Sheet Activities,” in the normal course of business, we enter into contractual obligations that require future cash settlement. The following table summarizes the contractual cash obligations as of December 31, 2020 and the expected timing of those payments:

		After one but	After three but
	Within	within three	within five	After five
	one year	years	years	years	Total
Operating lease obligations	$5,276	$9,425	$7,675	$12,294	$34,670
Purchase obligations	12,135	9,209	549	—	21,893
Time deposits	659,509	293,985	31,657	981	986,132
Total	$676,920	$312,619	$39,881	$13,275	$1,042,695

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

National Bank Holdings Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses for loans evaluated on a collective basis

As discussed in Note 3 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326), as of January 1, 2020. The allowance for credit losses related to loans collectively evaluated for impairment (the collective ACL) was $43.1 million of a total ACL of $44.9 million as of January 1, 2020. As discussed in Note 7 to the consolidated financial statements, the Company’s collective ACL was $57.9 million of a total allowance for credit losses of $59.8 million as of December 31, 2020. The Company estimated the January 1, 2020 collective ACL and December 31, 2020 collective ACL (together, the 2020 collective ACL) by first disaggregating the loan portfolio into segments based upon broad characteristics such as primary use and underlying collateral. Within these segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics. The 2020 collective ACL was determined at the class level, analyzing loss history based upon specific loss drivers and risk factors affecting each loan class. The Company utilized a discounted cash flow (DCF) model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The 2020 collective ACL was calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual life of loan cash flow modeling, excluding extensions and renewals, using loan-specific interest rates and repayment schedules including estimated prepayment rates and loss recovery timing delays. The model incorporates forecasts of certain national macroeconomic factors (reasonable and supportable forecasts) which drive correlated Probability of Default (“PD”) and Loss Given Default (“LGD”) rates, which in turn, drive the losses predicted in establishing the Company’s 2020 collective ACL. Management accounts for the inherent uncertainty of the underlying economic forecast by reviewing and weighting alternate forecast scenarios. PD and LGD rates along with prepayment rates and loss recovery time delays are determined at a loan class level making use of both internal and peer historical loss rate data. For periods beyond the reasonable and supportable forecast period, the Company reverts to historical long-term average loss rates on a straight-line basis. The length of the forecast period spans four quarters. The length of the reversion period is based on management’s assessment of the length and pattern of the current economic cycle and typically ranges from four to eight quarters. Additionally, the 2020 collective ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience.

We identified the assessment of the January 1, 2020 collective ACL and December 31,2020 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge in the industry, and subjective and complex auditor judgment was involved in the assessment of the 2020 collective ACL. Specifically, the assessment encompassed the evaluation of the 2020 collective ACL methodology, including (1) the DCF model and significant assumptions: PD, LGD, prepayment rates, loss recovery time delays, peer data, portfolio segmentation, the length and weighting of the reasonable and supportable forecast, and the reversion period, and (2) the qualitative risk factors. The assessment also included an evaluation of the conceptual soundness and performance of the underlying models and assumptions. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the 2020 collective ACL estimates, including controls over the:

●development and approval of the 2020 collective ACL methodology
●development of the DCF model and significant assumptions
●development of the qualitative risk factors
●analysis of the overall ACL results, trends, and ratios.

We evaluated the Company’s process to develop the 2020 collective ACL estimates by testing certain sources of data, factors, and significant assumptions that the Company used, and considered the relevance and reliability of such data, factors, and significant assumptions, including an evaluation of whether additional factors or alternative assumptions should be used. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

●evaluating the Company’s 2020 collective ACL methodology for compliance with U.S. generally accepted accounting principles
●assessing the conceptual soundness and performance testing of the DCF model by inspecting the model documentation to determine whether the models are suitable for their intended use
●evaluating judgments made by the Company in the development of the PD, LGD, prepayment rates, loss recovery time delays, peer data, and the reversion period assumptions by comparing them to relevant Company-specific metrics and trends, and the applicable industry and regulatory practices
●evaluating the reasonable and supportable forecast judgments used to develop (i) the weighting of alternate forecast scenarios by comparing it to the Company’s business environment, relevant industry practices, and comparisons to publicly available forecasts, and (ii) the length of that period by comparing to specific portfolio risk characteristics and trends
●determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
●evaluating the methodology used to develop the qualitative factors and the effect of those factors on the 2020 collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying DCF model.

We also assessed the sufficiency of the audit evidence obtained related to the 2020 collective ACL estimates by evaluating the:

●cumulative results of the audit procedures performed
●qualitative aspects of the Company’s accounting practices
●the potential bias in accounting estimates.

We have served as the Company’s auditor since 2010.

Kansas City, Missouri

February 24, 2021

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2020 and 2019

(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$605,065	$109,690
Interest bearing bank deposits	500	500
Cash and cash equivalents	605,565	110,190
Investment securities available-for-sale (at fair value)	661,955	638,249
Investment securities held-to-maturity (fair value of $381,691 and $183,741 at December 31, 2020 and December 31, 2019, respectively)	376,615	182,884
Non-marketable securities	16,493	29,751
Loans	4,353,726	4,415,406
Allowance for credit losses	(59,777)	(39,064)
Loans, net	4,293,949	4,376,342
Loans held for sale	247,813	117,444
Other real estate owned	4,730	7,300
Premises and equipment, net	106,982	112,151
Goodwill	115,027	115,027
Intangible assets, net	17,928	11,361
Other assets	212,893	194,813
Total assets	$6,659,950	$5,895,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,111,045	$1,184,945
Interest bearing demand deposits	514,286	738,496
Savings and money market	2,064,769	1,755,538
Time deposits	986,132	1,058,153
Total deposits	5,676,232	4,737,132
Securities sold under agreements to repurchase	22,897	56,935
Federal Home Loan Bank advances	—	207,675
Other liabilities	140,130	126,850
Total liabilities	5,839,259	5,128,592
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 30,634,291 and 31,176,627 shares outstanding at December 31, 2020 and December 31, 2019, respectively	515	515
Additional paid-in capital	1,011,362	1,009,223
Retained earnings	223,175	164,082
Treasury stock of 20,686,986 and 20,189,082 shares at December 31, 2020 and December 31, 2019, respectively, at cost	(424,127)	(408,962)
Accumulated other comprehensive income, net of tax	9,766	2,062
Total shareholders’ equity	820,691	766,920
Total liabilities and shareholders’ equity	$6,659,950	$5,895,512

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands, except share and per share data)

	2020	2019	2018
Interest and dividend income:
Interest and fees on loans	$200,026	$218,836	$193,124
Interest and dividends on investment securities	16,505	21,297	25,746
Dividends on non-marketable securities	1,157	1,770	1,096
Interest on interest-bearing bank deposits	314	698	1,425
Total interest and dividend income	218,002	242,601	221,391
Interest expense:
Interest on deposits	23,629	29,803	21,041
Interest on borrowings	1,427	6,968	2,913
Total interest expense	25,056	36,771	23,954
Net interest income before provision for loan losses	192,946	205,830	197,437
Provision for loan losses	17,630	11,643	5,197
Net interest income after provision for loan losses	175,316	194,187	192,240
Non-interest income:
Service charges	14,962	17,895	18,092
Bank card fees	15,446	14,595	14,489
Mortgage banking income	102,384	42,346	30,107
Bank-owned life insurance income	2,360	1,713	1,791
Other non-interest income	4,719	5,888	5,379
OREO-related income	387	315	917
Total non-interest income	140,258	82,752	70,775
Non-interest expense:
Salaries and benefits	141,170	122,732	114,939
Occupancy and equipment	27,473	27,336	28,493
Telecommunications and data processing	9,042	8,754	10,098
Marketing and business development	2,802	3,897	4,513
FDIC deposit insurance	1,168	1,049	2,475
Bank card expenses	4,388	4,780	5,453
Professional fees	2,946	3,256	6,059
Other non-interest expense	10,547	10,867	13,073
Problem asset workout	3,148	3,186	2,549
Gain on OREO sales, net	(38)	(7,193)	(488)
Core deposit intangible asset amortization	1,183	1,183	2,170
Banking center consolidation-related expense	2,348	898	—
Total non-interest expense	206,177	180,745	189,334
Income before income taxes	109,397	96,194	73,681
Income tax expense	20,806	15,829	12,230
Net income	$88,591	$80,365	$61,451
Earnings per share—basic	$2.87	$2.57	$2.00
Earnings per share—diluted	2.85	2.55	1.95
Weighted average number of common shares outstanding:
Basic	30,857,086	31,175,825	30,748,234
Diluted	31,075,857	31,530,817	31,430,074

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Net income	$88,591	$80,365	$61,451
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($2,634), ($4,510) and $876 for the years ended December 31, 2020, 2019 and 2018, respectively.	8,482	14,352	(2,243)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $248, $320 and $361 for the years ended December 31, 2020, 2019 and 2018, respectively.	(778)	(1,015)	(1,311)
Other comprehensive income (loss)	7,704	13,337	(3,554)
Comprehensive income	$96,295	$93,702	$57,897

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended 2020, 2019 and 2018

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, December 31, 2017	$515	$970,668	$60,795	$(493,329)	$(6,242)	$532,407
Cumulative effect adjustment(1)	—	—	26	—	—	26
Net income	—	—	61,451	—	—	61,451
Stock-based compensation	—	4,420	—	—	—	4,420
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $7,998, net	—	(2,932)	—	9,736	—	6,804
Reissuance of treasury stock of $3,398,477 shares for acquisition of Peoples, Inc.	—	42,243	—	67,970	—	110,213
Cash dividends declared ($0.54 per share)	—	—	(16,761)	—	—	(16,761)
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	1,479	—	(1,479)	—
Other comprehensive loss	—	—	—	—	(3,554)	(3,554)
Balance, December 31, 2018	$515	$1,014,399	$106,990	$(415,623)	$(11,275)	$695,006
Cumulative effect adjustment(2)	—	—	256	—	—	256
Net income	—	—	80,365	—	—	80,365
Stock-based compensation	—	4,869	—	—	—	4,869
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $6,010, net	—	(10,045)	—	6,661	—	(3,384)
Cash dividends declared ($0.75 per share)	—	—	(23,529)	—	—	(23,529)
Other comprehensive income	—	—	—	—	13,337	13,337
Balance, December 31, 2019	$515	$1,009,223	$164,082	$(408,962)	$2,062	$766,920
Cumulative effect adjustment(3)	—	—	(4,623)	—	—	(4,623)
Net income	—	—	88,591	—	—	88,591
Stock-based compensation	—	5,299	—	—	—	5,299
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,588, net	—	(3,160)	—	4,311	—	1,151
Repurchase of 734,117 shares	—	—	—	(19,476)	—	(19,476)
Cash dividends declared ($0.80 per share)	—	—	(24,875)	—	—	(24,875)
Other comprehensive income	—	—	—	—	7,704	7,704
Balance, December 31, 2020	$515	$1,011,362	$223,175	$(424,127)	$9,766	$820,691

(1)	Related to the adoption of Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.
(2)	Related to the adoption of Accounting Standards Update No. 2016-02, Leases. Refer to note 3 – Recent Accounting Pronouncements of our consolidated financial statements for further details.
(3)

Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments. Refer to note 3 – Recent Accounting Pronouncements of our consolidated financial statements for further details.

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$88,591	$80,365	$61,451
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	17,630	11,643	5,197
Provision (release) for mortgage loan repurchases	662	(366)	370
Depreciation and amortization	14,449	15,038	11,522
Change in current income tax receivable	(2,371)	1,955	4,246
Change in deferred income taxes	3,477	8,793	9,092
Net excess tax expense (benefit) on stock-based compensation	51	(2,160)	(1,286)
Discount accretion, net of premium amortization on securities	3,374	2,047	2,911
Loan accretion	(11,694)	(15,590)	(23,115)
Gain on sale of mortgages, net	(98,250)	(39,922)	(27,009)
Origination of loans held for sale, net of repayments	(2,376,660)	(1,317,547)	(1,005,850)
Proceeds from sales of loans held for sale	2,348,166	1,289,877	1,030,906
Bank-owned life insurance income	(2,360)	(1,713)	(1,791)
Gain on the sale of other real estate owned, net	(38)	(7,193)	(488)
Originations of mortgage serving rights	(10,354)	(27)	(30)
Impairment of mortgage servicing rights	751	129	21
Impairment on other real estate owned	470	1,082	230
Impairment on fixed assets related to banking center consolidations	1,631	898	—
Stock-based compensation	5,299	4,869	4,420
Operating lease payments	(5,414)	(5,294)	—
Acquisition-related costs	—	—	(7,957)
Change in other assets	(21,323)	(799)	(3,645)
Change in other liabilities	34,045	16,391	14,379
Net cash (used in) provided by operating activities	(9,868)	42,476	73,574
Cash flows from investing activities:
Purchase of FHLB stock	(451)	(16,761)	(16,463)
Proceeds from redemption of FHLB stock	13,709	14,565	12,062
Purchase of FRB stock	—	—	(4,716)
Proceeds from redemption of FRB stock	—	—	1,371
Proceeds from maturities of investment securities held-to-maturity	88,071	60,948	61,913
Proceeds from maturities of investment securities available-for-sale	271,508	195,467	216,077
Proceeds from sales of investment securities available-for-sale	—	20,378	33,637
Proceeds from maturities of non-marketable securities	—	—	67
Purchase of investment securities held-to-maturity	(284,170)	(10,201)	(40,735)
Purchase of investment securities available-for-sale	(286,130)	(45,745)	(72,555)
Net decrease (increase) in loans	49,209	(312,844)	(382,441)
Purchases of premises and equipment, net	(4,352)	(11,204)	(6,277)
Purchase of bank-owned life insurance	—	(20,000)	—
Proceeds from sales of loans	—	—	713
Proceeds from sales of other real estate owned	3,671	12,112	26,346
Net cash activity from acquisition	—	—	68,984
Net cash used in investing activities	(148,935)	(113,285)	(102,017)
Cash flows from financing activities:
Net increase (decrease) in deposits	939,100	201,511	(173,849)
Net decrease in repurchase agreements and other short-term borrowings	(34,038)	(9,112)	(64,416)
Advances from FHLB	947,431	1,477,447	889,416
FHLB repayments	(1,155,106)	(1,571,432)	(750,696)
Issuance of stock under purchase and equity compensation plans	(749)	(6,229)	(772)
Proceeds from exercise of stock options	1,832	2,788	7,576
Payment of dividends	(24,816)	(23,530)	(16,624)
Repurchase of common stock	(19,476)	—	—
Net cash provided by (used in) financing activities	654,178	71,443	(109,365)
Increase (decrease) in cash, cash equivalents and restricted cash(1)	495,375	634	(137,808)
Cash, cash equivalents and restricted cash at beginning of the year(1)	120,190	119,556	257,364
Cash, cash equivalents and restricted cash at end of period(1)	$615,565	$120,190	$119,556
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$27,622	$34,458	$22,714
Net tax payment	22,111	9,271	(2,345)
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	1,533	2,705	24,940
(Decrease) increase in loans purchased but not settled	(16,351)	7,372	(21,202)
Loans transferred from loans held for sale to loans	3,625	1,732	1,038
Lease right-of-use assets obtained	—	(30,474)	—
Treasury stock reissued for acquisition	—	—	110,213

(1)

Included in restricted cash is $10.0 million placed in escrow for certain potential liabilities the Company is indemnified for pursuant to the Peoples merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition at December 31, 2020, 2019 and 2018.

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

Note 1 Basis of Presentation

National Bank Holdings Corporation is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Denver, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 90 banking centers as of December 31, 2020, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and, where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. During the first quarter of 2020, the Company updated the loan classifications in its allowance for credit losses model and loans previously referred to as “310-30” were reclassified to “acquired loans.” Certain loan classifications within the consolidated financial disclosures have been updated to reflect this change. The prior period presentations have been reclassified to conform to the current period presentations. Refer to note 6 for further discussion. All amounts are in thousands, except share data and per share data, or as otherwise noted.

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

GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the amount and timing of expected cash flows from assets, the valuation of other real estate owned, the fair value adjustments on assets acquired and liabilities assumed, the valuation of core deposit intangible assets, the valuation of investment securities, the valuation of stock-based compensation, the valuation of MSRs, the fair values of financial instruments, the allowance for credit losses and contingent liabilities. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

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

Management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings. If either of the above criteria is not met, we evaluate whether the decline in fair value is the result of credit losses or other factors. In making the assessment, we may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss. When the loss is not considered a result of credit loss, the cost basis of the security is written down to fair value, with the loss charge recognized in AOCI. The Company does not measure expected credit losses for U.S. agency-backed held-to-maturity securities, since the risk of nonpayment of the amortized cost basis is zero. Credit losses are not estimated for AIR from investment securities as interest deemed uncollectible is written off through interest income.

Prior to the adoption of ASU 2016-13, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other-than-temporarily impaired were reflected in earnings as realized losses. In estimating other-than-temporary-impairment prior to January 1, 2020, the Company considered, among other things, the severity and duration of the unrealized loss position; adverse conditions specifically related to the security; changes in expected future cash flows; downgrades in the rating of the security by a rating agency; the failure of the issuer to make scheduled interest or principal payments; whether the Company had the intent to sell the security; and whether it was more likely than not that the Company would be required to sell the security.

c) Non-marketable securities—Non-marketable securities include FRB stock and FHLB stock. These securities have been acquired for debt facility or regulatory purposes and are carried at cost.

d) Loans receivable—Loans receivable include loans originated by the Company and loans that are acquired through acquisitions. Loans originated by the Company are carried at the principal amount outstanding, net of premiums, discounts, unearned income and deferred loan fees and costs. Loan fees and certain costs of originating loans are deferred and the net amount is amortized over the contractual life of the related loans. Acquired loans are initially recorded at fair value. Non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, and fair value adjustments for acquired loans, are deferred and recognized over the remaining lives of the related loans in accordance with ASC 310-20.

Estimated fair values of acquired loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, the expected timing of cash flows, classification status, fixed or variable interest rate, term of loan and whether or not the loan is amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Discounts created when the loans are recorded at their estimated fair values at acquisition are accreted over the remaining term of the loan as an adjustment to the related loan’s yield. Similar to originated loans described below, the accrual of interest income on acquired loans is discontinued when the collection of principal or interest, in whole or in part, is doubtful.

Interest income on acquired loans and interest income on loans originated by the Company is accrued and credited to income as it is earned using the interest method based on daily balances of the principal amount outstanding. However, interest is generally not accrued on loans 90 days or more past due, unless they are well secured and in the process of collection. Additionally, in certain situations, loans that are not contractually past due may be placed on non-accrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as insufficient collateral value or deficient primary and secondary sources of repayment. Accrued interest receivable is reversed when a loan is placed on non-accrual status and payments received generally reduce the carrying value of the loan. Interest is not accrued while a loan is on non-accrual status and interest income is generally recognized on a cash basis only after payment in full of the past due principal and collection of principal outstanding is reasonably assured. A loan may be placed back on accrual status if all contractual payments have been received, or sooner under certain conditions and collection of future principal and interest payments is no longer doubtful.

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

The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as TDRs if the borrower has been adversely impacted by COVID-19 and was current on their loan payments. The Company has modified loans due to the effects of the COVID-19 pandemic that were not classified as TDRs. Modifications include deferral of principal as well as full-payment deferral for a period ranging from three months to one year. The number and aggregate balance of COVID-related loan modifications substantially decreased during the third quarter, and we continue to monitor the remaining COVID loan modifications closely.

e) Loans held for sale—The Company has elected to record loans originated and intended for sale in the secondary market at estimated fair value. The Company estimates fair value based on quoted market prices for similar loans in the secondary market. Gains or losses are recognized upon sale and are included as a component of mortgage banking income in the consolidated statements of operations. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within 45 days. Currently, conventional loans in states where the bank has market presence may be sold with servicing retained or with servicing released. Government loans and conventional loans in states where the bank does not have a market presence are generally sold with servicing released. Under limited circumstances, buyers may have recourse to return a purchased loan to the Company. Recourse conditions may include early payoff, early payment default, breach of representations or warranties, or documentation deficiencies in the underwriting process.

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

f) Allowance for credit losses—The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, effective January 1, 2020.

The ACL represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified four primary loan segments that are further stratified into 11 loan classes to provide more granularity in analyzing loss history based upon specific loss drivers and risk factors affecting each loan class. Generally, the underlying risk of loss for each of these loan classes will follow certain norms/trends in various economic environments. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Those loans include loans on non-accrual status, loans in bankruptcy, and TDRs described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted expected cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral-dependent loans.

The Company utilizes a DCF model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The ACL is calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual life of loan cash flow modeling, excluding extensions and renewals, using loan-specific interest rates and repayment schedules adjusted for estimated prepayment rates and loss recovery timing delays. The model incorporates forecasts of certain national macroeconomic factors, including unemployment rates, HPI, retail sales and GDP, which drive correlated probability of default (“PD”) and loss given default (“LGD”) rates. PD and LGD, in turn, drive the losses predicted in establishing our ACL. PD and LGD rates along with prepayment rates and loss recovery time delays are determined at a loan class level making use of both internal and peer historical loss rate data. The determination and application of the ACL accounting policy involves judgments, estimates, and uncertainties that are subject to change. For periods beyond the reasonable and supportable forecast period, we revert to historical long-term average loss rates on a straight-line basis. The length of the forecast period spans four quarters. The length of the reversion period is based on management’s assessment of the length and pattern of the current economic cycle and typically ranges from four to eight quarters.

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

Prior to the adoption of ASU 2016-13, the Company’s determination of the allowance took into consideration, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan losses, the estimated loss emergence period, estimated default rates, any declines in cash flow assumptions from acquisitions, loan structures, growth factors and other elements that warrant recognition.

Under the prior incurred loss methodology, the Company routinely evaluated adversely risk-rated credits for impairment. Impairment, if any, was typically measured for each loan based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated fair value, or the estimated fair value of the underlying collateral less costs of disposition for collateral dependent loans. General allowances were established for loans with similar characteristics. In this process, general allowance factors were based on an analysis of historical loss and recovery experience, if any, related to originated and acquired loans, as well as certain industry experience, with adjustments made for qualitative or environmental factors that were likely to cause estimated credit losses to differ from historical experience. To the extent that the data supporting such factors had limitations, management’s judgment and experience played a key role in determining the allowance estimates.

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

MSRs associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and included in intangible assets on the consolidated statements of financial condition. For subsequent measurement purposes, the Company measures servicing assets based on the lower of cost or market using the amortization method. The values of these capitalized servicing rights are amortized as an offset to the loan servicing income earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the fair value of those assets. For purposes of impairment evaluation and measurement, management stratifies MSRs based on the predominant risk characteristics of the underlying loans, including loan type and loan term. If, by individual stratum, the carrying amount of these MSRs exceeds fair value, a valuation allowance is established and the impairment is recognized in mortgage banking income. If the fair value of impaired MSRs subsequently increases, management recognizes the increase in fair value in current period mortgage banking income and, through a reduction in the valuation allowance, adjusts the carrying value of the MSRs to a level not in excess of amortized cost.

i) Reserve for Mortgage Loan Repurchase Losses–The Company sells mortgage loans to various third parties, including government-sponsored entities, under contractual provisions that include various representations and warranties that typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, and similar matters. The Company may be required to repurchase the mortgage loans with identified defects, indemnify the investor or insurer, or reimburse the investor for credit loss incurred on the loan (collectively “repurchase”) in the event of a material breach of such contractual representations or warranties. Risk associated with potential repurchases or other forms of settlement is managed through underwriting and quality assurance practices.

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

k) Bank-owned life insurance—The Company is the owner and beneficiary of bank-owned life insurance ("BOLI”) policies that it purchased on certain associates of the Company. The BOLI is carried at net realizable value with changes in net realizable value recorded in non-interest income on the consolidated statements of operations.

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

n) Income taxes—The Company and its subsidiaries file U.S. federal and certain state income tax returns on a consolidated basis. Additionally, the Company and its subsidiaries file separate state income tax returns with various state jurisdictions. The provision for income taxes includes the income tax balances of the Company and all of its subsidiaries.

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

o) Earnings per share—The Company applies the two-class method of computing earnings per share as certain of the Company's restricted shares are entitled to non-forfeitable dividends and are therefore considered to be a class of participating securities. The two-class method allocates income according to dividends declared and participation rights in undistributed income. Basic earnings per share is computed by dividing income allocated to common shareholders by the weighted average number of common shares outstanding during each period. Diluted income per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding during the period, plus amounts representing the dilutive effect of stock options outstanding, certain unvested restricted shares, or other contracts to issue common shares (“common stock equivalents”) using the treasury stock method. Common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which they have an anti-dilutive effect.

p) Interest Rate Swap Derivatives—The Company carries all derivatives on the statement of financial condition at fair value. All derivative instruments are recognized as either assets or liabilities depending on the rights or obligations under the contracts. All gains and losses on the derivatives due to changes in fair value are recognized in earnings each period.

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

q) Treasury stock —When the Company acquires treasury stock, the sum of the consideration paid and direct transaction costs after tax is recognized as a deduction from equity. The cost basis for the reissuance of treasury stock is determined using a first-in, first-out basis. To the extent that the reissuance price is more than the cost basis (gain), the excess is recorded as an increase to additional paid-in capital in the consolidated statements of financial condition. If the reissuance price is less than the cost basis (loss), the difference is recorded to additional paid-in capital to the extent there is a cumulative treasury stock paid-in capital balance. Any loss in excess of the cumulative treasury stock paid-in capital balance is charged to retained earnings.

r) Acquisition activities—The Company accounts for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including identifiable intangible assets. If the fair value of net assets acquired exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. Fair values are subject to refinement for up to a maximum of one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Adjustments recorded to the acquired assets and liabilities assumed are applied prospectively in accordance with Accounting Standards Codification (“ASC”) Topic 805. The determination of the fair value of loans acquired takes into account credit quality deterioration and probability of loss; therefore, the related ALL is not carried forward at the time of acquisition.

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

Leases—In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. The new standard established a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statements. ASU 2016-02 became effective for the Company on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11 which, among other things, provided an additional transition method that allows entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact our financial statements in relation to contracts whereby we act as a lessor. We applied the modified-retrospective transition approach prescribed by ASU 2018-11. Upon adoption of ASU 2016-02 and ASU 2018-11 on January 1, 2019, we recognized right-of-use assets and related lease liabilities totaling $30.5 million with a cumulative-effect adjustment to beginning retained earnings of $0.3 million, after tax.

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

Reclassification of Certain Tax Effects—In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments eliminate the stranded tax effects that were created as a result of the reduction of historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU 2018-02 in the first quarter of 2018, resulting in a $1.5 million reclassification from accumulated other comprehensive loss to retained earnings on the consolidated statements of financial condition and the consolidated statements of changes in shareholders’ equity.

Other Pronouncements— The Company adopted ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825); ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments; ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment; ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20); ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting; and ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement with no material impact on its financial statements. The Company early adopted ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (Subtopic 350-40) on a prospective basis with no material impact on its financial statements.

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.0 billion at December 31, 2020 and included $0.6 billion of available-for-sale securities and $0.4 billion of held-to-maturity securities. At December 31, 2019, investment securities totaled $0.8 billion and included $0.6 billion of available-for-sale securities and $0.2 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	December 31, 2020
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$193,424	$2,952	$(42)	$196,334
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	454,345	8,778	(344)	462,779
Municipal securities	362	13	—	375
Corporate debt	2,000	—	(2)	1,998
Other securities	469	—	—	469
Total investment securities available-for-sale	$650,600	$11,743	$(388)	$661,955

	December 31, 2019
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$93,770	$1,497	$(11)	$95,256
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	543,275	3,818	(5,056)	542,037
Municipal securities	495	—	(8)	487
Other securities	469	—	—	469
Total investment securities available-for-sale	$638,009	$5,315	$(5,075)	$638,249

During 2020 and 2019, purchases of available-for-sale securities totaled $286.1 million and $45.7 million, respectively. Maturities and paydowns of available-for-sale securities during 2020 and 2019 totaled $271.5 million and $195.5 million, respectively. There were no sales of available-for-sale securities during 2020. Proceeds from sales of available-for-sale securities during 2019 totaled $20.4 million.

At December 31, 2020 and 2019, the Company’s available-for-sale investment portfolio was primarily comprised of mortgage-backed securities, and all mortgage-backed securities were backed by GSE collateral such as FHLMC and FNMA and the government owned agency GNMA.

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$26,878	$(42)	$1	$—	$26,879	$(42)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	95,888	(328)	2,138	(16)	98,026	(344)
Corporate debt	1,998	(2)	—	—	1,998	(2)
Total	$124,764	$(372)	$2,139	$(16)	$126,903	$(388)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$10,413	$(7)	$1,421	$(4)	$11,834	$(11)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	41,983	(281)	254,380	(4,775)	296,363	(5,056)
Municipal securities	—	—	372	(8)	372	(8)
Total	$52,396	$(288)	$256,173	$(4,787)	$308,569	$(5,075)

Management evaluated all of the available-for-sale securities in an unrealized loss position at December 31, 2020 and December 31, 2019. The portfolio included 22 securities, which were in an unrealized loss position at December 31, 2020, compared to 67 securities at December 31, 2019. The unrealized losses in the Company’s investment portfolio at December 31, 2020 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $385.8 million and $352.3 million at December 31, 2020 and 2019, respectively. The Bank may also pledge available-for-sale investment securities as collateral for FHLB advances. No securities were pledged for this purpose at December 31, 2020, and securities totaling $13.6 million were pledged as collateral at December 31, 2019.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. As of December 31, 2020, municipal securities of $0.1 million was due in one year or less and municipal securities of $0.3 million was due between one to five years. Corporate debt securities of $2.0 million were due after five years through ten years. Other securities of $0.5 million as of December 31, 2020 have no stated contractual maturity date.

As of December 31, 2020 and December 31, 2019, AIR from available-for-sale investment securities totaled $1.1 million and $1.3 million, respectively, and was included within other assets on the statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$306,187	$4,940	$(197)	$310,930
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	70,428	396	(63)	70,761
Total investment securities held-to-maturity	$376,615	$5,336	$(260)	$381,691

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$127,560	$1,239	$(29)	$128,770
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	55,324	82	(435)	54,971
Total investment securities held-to-maturity	$182,884	$1,321	$(464)	$183,741

During 2020 and 2019, purchases of held-to-maturity securities totaled $284.2 million and $10.2 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $88.1 million and $60.9 million during 2020 and 2019, respectively.

The held-to-maturity portfolio included nine securities which were in an unrealized loss position at December 31, 2020, compared to 13 securities at December 31, 2019. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$53,453	$(197)	$—	$—	$53,453	$(197)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	19,554	(63)	—	—	19,554	(63)
Total	$73,007	$(260)	$—	$—	$73,007	$(260)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$10,478	$(26)	$338	$(3)	$10,816	$(29)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	3,925	(9)	28,554	(426)	32,479	(435)
Total	$14,403	$(35)	$28,892	$(429)	$43,295	$(464)

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

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $140.6 million and $144.2 million at December 31, 2020 and December 31, 2019, respectively. The Bank had no held-to-maturity investment securities pledged as collateral for FHLB advances at December 31, 2020 and $4.0 million of held-to-maturity investment securities pledged at the FHLB at December 31, 2019.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

As of December 31, 2020 and December 31, 2019, AIR from held-to-maturity investment securities totaled $0.7 million and $0.5 million, respectively, and was included within other assets on the statements of financial condition.

Note 5 Non-marketable Securities

Non-marketable securities include FRB stock and FHLB stock. At December 31, 2020, the Company held $13.9 million of FRB stock and $2.6 million of FHLB stock for regulatory or debt facility purposes. At December 31, 2019, the Company held $13.9 million of FRB stock and $15.8 million of FHLB stock.

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

The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $16.2 million and $21.9 million at December 31, 2020 and 2019, respectively. Included in commercial loans are loans originated as part of the SBA’s Paycheck Protection Program of which $176.1 million, net of fees and costs, are outstanding at December 31, 2020, and are fully guaranteed by the SBA.

	December 31, 2020
	Total loans	% of total
Commercial	$3,044,065	70.0%
Commercial real estate non-owner occupied	631,996	14.5%
Residential real estate	658,659	15.1%
Consumer	19,006	0.4%
Total	$4,353,726	100.0%

	December 31, 2019
	Total loans	% of total
Commercial	$2,992,307	67.8%
Commercial real estate non-owner occupied	630,906	14.3%
Residential real estate	770,417	17.4%
Consumer	21,776	0.5%
Total	$4,415,406	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at December 31, 2020 and 2019:

	December 31, 2020
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$170	$—	$6,312	$6,482	$1,440,256	$1,446,738
Municipal and non-profit	—	—	—	—	870,791	870,791
Owner occupied commercial real estate	—	—	5,450	5,450	510,789	516,239
Food and agribusiness	146	—	422	568	209,729	210,297
Total commercial	316	—	12,184	12,500	3,031,565	3,044,065
Commercial real estate non-owner occupied:
Construction	—	—	—	—	91,125	91,125
Acquisition/development	—	—	6	6	24,665	24,671
Multifamily	—	—	1,523	1,523	67,233	68,756
Non-owner occupied	—	—	135	135	447,309	447,444
Total commercial real estate	—	—	1,664	1,664	630,332	631,996
Residential real estate:
Senior lien	527	160	5,820	6,507	577,764	584,271
Junior lien	95	—	709	804	73,584	74,388
Total residential real estate	622	160	6,529	7,311	651,348	658,659
Consumer	30	2	10	42	18,964	19,006
Total loans	$968	$162	$20,387	$21,517	$4,332,209	$4,353,726

	December 31, 2020
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$6,080	$232	$6,312
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	2,698	2,752	5,450
Food and agribusiness	88	334	422
Total commercial	8,866	3,318	12,184
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	6	—	6
Multifamily	—	1,523	1,523
Non-owner occupied	135	—	135
Total commercial real estate	141	1,523	1,664
Residential real estate:
Senior lien	4,158	1,662	5,820
Junior lien	709	—	709
Total residential real estate	4,867	1,662	6,529
Consumer	10	—	10
Total loans	$13,884	$6,503	$20,387

	December 31, 2019
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$2,251	$879	$10,330	$13,460	$1,398,071	$1,411,531
Municipal and non-profit	226	—	—	226	837,300	837,526
Owner occupied commercial real estate	595	630	2,264	3,489	486,633	490,122
Food and agribusiness	190	—	317	507	252,621	253,128
Total commercial	3,262	1,509	12,911	17,682	2,974,625	2,992,307
Commercial real estate non-owner occupied:
Construction	—	—	—	—	77,733	77,733
Acquisition/development	187	—	416	603	26,276	26,879
Multifamily	—	—	—	—	55,808	55,808
Non-owner occupied	438	65	43	546	469,940	470,486
Total commercial real estate	625	65	459	1,149	629,757	630,906
Residential real estate:
Senior lien	2,101	9	7,597	9,707	668,955	678,662
Junior lien	245	79	731	1,055	90,700	91,755
Total residential real estate	2,346	88	8,328	10,762	759,655	770,417
Consumer	116	—	50	166	21,610	21,776
Total loans	$6,349	$1,662	$21,748	$29,759	$4,385,647	$4,415,406

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include non-accrual loans and TDRs on non-accrual status. There was no interest income recognized from non-accrual loans during the years ended December 31, 2020 and 2019.

The Company’s internal risk rating system uses a series of grades, which reflect our assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements and are categorized as “Pass”, “Special mention”, “Substandard” and “Doubtful”. For a description of the general characteristics of the risk grades, refer to note 2 Summary of Significant Accounting Policies.

The amortized cost basis for all loans as determined by the Company’s internal risk rating system and year of origination was as follows at December 31, 2020:

	December 31, 2020
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$372,041	$212,388	$189,753	$93,822	$15,145	$17,662	$499,283	$991	$1,401,085
Special mention	—	1,445	7,381	4,845	5,810	729	2,329	1,478	24,017
Substandard	23	1,238	925	11,885	56	4,840	1,341	—	20,308
Doubtful	—	—	34	456	—	809	29	—	1,328
Total commercial and industrial	372,064	215,071	198,093	111,008	21,011	24,040	502,982	2,469	1,446,738
Municipal and non-profit:
Pass	131,961	91,911	125,247	156,275	124,269	238,453	2,675	—	870,791
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total municipal and non-profit	131,961	91,911	125,247	156,275	124,269	238,453	2,675	—	870,791
Owner occupied commercial real estate:
Pass	100,791	107,558	90,398	53,131	32,648	87,758	1,401	—	473,685
Special mention	1,581	2,236	2,714	544	3,254	19,341	—	—	29,670
Substandard	—	1,988	6,211	251	93	3,802	—	—	12,345
Doubtful	—	511	—	—	—	28	—	—	539
Total owner occupied commercial real estate	102,372	112,293	99,323	53,926	35,995	110,929	1,401	—	516,239
Food and agribusiness:
Pass	28,139	9,198	20,242	7,198	9,556	28,330	106,007	126	208,796
Special mention	—	—	—	—	—	222	—	—	222
Substandard	—	—	—	302	—	977	—	—	1,279
Doubtful	—	—	—	—	—	—	—	—	—
Total food and agribusiness	28,139	9,198	20,242	7,500	9,556	29,529	106,007	126	210,297
Total commercial	634,536	428,473	442,905	328,709	190,831	402,951	613,065	2,595	3,044,065
Commercial real estate non-owner occupied:
Construction:
Pass	15,841	49,658	17,349	4,072	—	—	2,006	1,807	90,733
Special mention	392	—	—	—	—	—	—	—	392
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	16,233	49,658	17,349	4,072	—	—	2,006	1,807	91,125
Acquisition/development:
Pass	3,762	1,997	1,947	8,373	4,559	3,694	11	—	24,343
Special mention	—	—	—	34	—	253	—	—	287
Substandard	—	—	—	—	—	41	—	—	41
Doubtful	—	—	—	—	—	—	—	—	—
Total acquisition/development	3,762	1,997	1,947	8,407	4,559	3,988	11	—	24,671
Multifamily:
Pass	29,738	13,670	137	212	18,050	4,990	—	—	66,797
Special mention	—	—	—	—	—	436	—	—	436
Substandard	—	—	—	—	—	1,523	—	—	1,523
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily	29,738	13,670	137	212	18,050	6,949	—	—	68,756
Non-owner occupied
Pass	51,445	92,225	25,362	86,975	26,613	118,144	3,083	643	404,490
Special mention	70	5,458	5,841	22,737	—	3,662	100	—	37,868
Substandard	—	—	779	—	3,937	370	—	—	5,086
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	51,515	97,683	31,982	109,712	30,550	122,176	3,183	643	447,444
Total commercial real estate non-owner occupied	101,248	163,008	51,415	122,403	53,159	133,113	5,200	2,450	631,996

	December 31, 2020
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total
Residential real estate:
Senior lien
Pass	129,551	76,504	36,493	47,887	88,358	173,091	24,884	218	576,986
Special mention	—	—	—	—	—	463	—	—	463
Substandard	95	818	20	1,232	550	4,107	—	—	6,822
Doubtful	—	—	—	—	—	—	—	—	—
Total senior lien	129,646	77,322	36,513	49,119	88,908	177,661	24,884	218	584,271
Junior lien
Pass	3,479	4,217	2,553	1,775	1,226	3,760	55,860	365	73,235
Special mention	—	—	—	—	—	21	341	—	362
Substandard	—	112	101	177	55	287	—	59	791
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien	3,479	4,329	2,654	1,952	1,281	4,068	56,201	424	74,388
Total residential real estate	133,125	81,651	39,167	51,071	90,189	181,729	81,085	642	658,659
Consumer
Pass	9,777	3,348	1,674	489	329	623	2,700	19	18,959
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	37	—	2	8	—	—	47
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	9,777	3,348	1,711	489	331	631	2,700	19	19,006
Total loans	$878,686	$676,480	$535,198	$502,672	$334,510	$718,424	$702,050	$5,706	$4,353,726

Credit exposure for all loans as determined by the Company’s internal risk rating system was as follows at December 31, 2019:

	December 31, 2019
		Special
	Pass	mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$1,366,457	$28,226	$15,132	$1,716	$1,411,531
Municipal and non-profit	837,526	—	—	—	837,526
Owner occupied commercial real estate	439,315	39,986	10,821	—	490,122
Food and agribusiness	249,930	1,408	1,758	32	253,128
Total commercial	2,893,228	69,620	27,711	1,748	2,992,307
Commercial real estate non-owner occupied:
Construction	77,733	—	—	—	77,733
Acquisition/development	26,229	—	650	—	26,879
Multifamily	55,325	—	483	—	55,808
Non-owner occupied	454,045	15,307	1,134	—	470,486
Total commercial real estate	613,332	15,307	2,267	—	630,906
Residential real estate:
Senior lien	668,452	441	9,769	—	678,662
Junior lien	90,540	365	850	—	91,755
Total residential real estate	758,992	806	10,619	—	770,417
Consumer	21,725	1	50	—	21,776
Total loans	$4,287,277	$85,734	$40,647	$1,748	$4,415,406

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at December 31, 2020:

	December 31, 2020
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$7,579	$3,005	$10,584
Owner-occupied commercial real estate	3,701	284	3,985
Food and agribusiness	334	—	334
Total Commercial	11,614	3,289	14,903
Commercial real estate non owner-occupied
Acquisition/development	1,573	—	1,573
Multifamily	1,523	—	1,523
Total commercial real estate	3,096	—	3,096
Residential real estate
Senior lien	2,021	—	2,021
Total residential real estate	2,021	—	2,021
Total loans	$16,731	$3,289	$20,020

Impaired Loans

During 2019 and 2018, prior to the adoption of ASU 2016-13, loans were considered to be impaired when it was probable that the Company would not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans were comprised of originated and acquired loans on non-accrual status, loans in bankruptcy, and TDRs described below. If a specific allowance was warranted based on the borrower’s overall financial condition, the specific allowance was calculated based on discounted cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral dependent loans.

At December 31, 2019 and 2018, the Company’s recorded investment in impaired loans was $32.8 million and $31.1 million, respectively, of which $6.9 million and $4.1 million, respectively, were accruing TDRs. Impaired loans had a collective related allowance allocated to them of $1.8 million and $1.2 million at December 31, 2019 and 2018, respectively.

Additional information regarding impaired loans at December 31, 2019 and 2018 is set forth in the table below:

	December 31, 2019			December 31, 2018
	Unpaid		Allowance	Unpaid		Allowance
	principal	Recorded	for losses	principal	Recorded	for losses
	balance	investment	allocated	balance	investment	allocated
With no related allowance recorded:
Commercial:
Commercial and industrial	$16,001	$10,548	$—	$9,740	$3,771	$—
Municipal and non-profit	—	—	—	—	—	—
Owner occupied commercial real estate	3,265	2,385	—	7,130	6,609	—
Food and agribusiness	1,468	1,220	—	1,468	1,260	—
Total commercial	20,734	14,153	—	18,338	11,640	—
Commercial real estate non-owner occupied:
Construction	—	—	—	1,435	1,208	—
Acquisition/development	458	415	—	378	121	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	90	26	—	641	547	—
Total commercial real estate	548	441	—	2,454	1,876	—
Residential real estate:
Senior lien	4,355	3,967	—	4,229	3,814	—
Junior lien	311	269	—	409	341	—
Total residential real estate	4,666	4,236	—	4,638	4,155	—
Consumer	57	50	—	46	42	—
Total impaired loans with no related allowance recorded	$26,005	$18,880	$—	$25,476	$17,713	$—
With a related allowance recorded:
Commercial:
Commercial and industrial	$13,768	$6,435	$1,725	$7,252	$4,627	$996
Municipal and non-profit	—	—	—	—	—	—
Owner occupied commercial real estate	711	505	3	1,362	1,169	90
Food and agribusiness	757	751	35	883	845	46
Total commercial	15,236	7,691	1,763	9,497	6,641	1,132
Commercial real estate non-owner occupied:
Construction	—	—	—	—	—	—
Acquisition/development	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-owner occupied	232	171	1	313	254	2
Total commercial real estate	232	171	1	313	254	2
Residential real estate:
Senior lien	5,808	5,034	25	6,032	5,178	27
Junior lien	1,074	987	6	1,408	1,293	8
Total residential real estate	6,882	6,021	31	7,440	6,471	35
Consumer	—	—	—	—	—	—
Total impaired loans with a related allowance recorded	$22,350	$13,883	$1,795	$17,250	$13,366	$1,169
Total impaired loans	$48,355	$32,763	$1,795	$42,726	$31,079	$1,169

The table below shows additional information regarding the average recorded investment and interest income recognized on impaired loans for the years presented:

	For the years ended
	December 31, 2019		December 31, 2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$13,062	$248	$4,132	$168
Municipal and non-profit	—	—	—	—
Owner occupied commercial real estate	2,849	27	6,799	38
Food and agribusiness	1,316	—	1,259	98
Total commercial	17,227	275	12,190	304
Commercial real estate non-owner occupied:
Construction	—	—	1,208	—
Acquisition/development	575	—	606	—
Multifamily	—	—	—	—
Non-owner occupied	28	—	573	—
Total commercial real estate	603	—	2,387	—
Residential real estate:
Senior lien	4,081	1	3,904	0
Junior lien	287	2	355	2
Total residential real estate	4,368	3	4,259	2
Consumer	11	—	12	—
Total impaired loans with no related allowance recorded	$22,209	$278	$18,848	$306
With a related allowance recorded:
Commercial:
Commercial and industrial	$6,653	$—	$4,677	$—
Municipal and non-profit	554	17	1,220	19
Owner occupied commercial real estate	796	12	862	5
Food and agribusiness	—	—	—	—
Total commercial	8,003	29	6,759	24
Commercial real estate non-owner occupied:
Construction	—	—	—	—
Acquisition/development	—	—	—	—
Multifamily	—	—	—	—
Non-owner occupied	207	14	288	16
Total commercial real estate	207	14	288	16
Residential real estate:
Senior lien	5,241	66	5,412	57
Junior lien	1,034	34	1,331	43
Total residential real estate	6,275	100	6,743	100
Consumer	49	—	36	—
Total impaired loans with a related allowance recorded	$14,534	$143	$13,826	$140
Total impaired loans	$36,743	$421	$32,674	$446

Interest income recognized on impaired loans noted in the tables above, primarily represents interest earned on accruing TDRs. Interest income recognized on impaired loans during the years ended December 31, 2019 and 2018 was $0.4 million and $0.4 million, respectively.

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

The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as TDRs under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments. During 2020, the Company modified 510 loans totaling $519.0 million due to the effects of the COVID-19 pandemic that were not classified as TDRs. Of those loans, $345.4 million have resumed making principal or interest payments or paid in full as of December 31, 2020. Modified loans that remained on a payment deferral plan at December 31, 2020 totaled $173.6 million, or 4.0% of the total loan portfolio, of which 26.2% were a subsequent modification. Of those loans, principal payment deferrals totaled $167.1 million and full payment deferrals totaled $6.5 million. All COVID modified loans were classified as performing as of December 31, 2020.

During 2020, the Company restructured 24 loans with an amortized cost basis of $10.8 million to facilitate repayment that are considered TDRs. Included in the total TDR balance as of December 31, 2020 were loans totaling $4.2 million previously accounted for under ASC 310-30. Loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term.

The tables below provide additional information related to accruing TDRs at December 31, 2020 and 2019:

	December 31, 2020
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$9,387	$9,544	$9,978	$150
Commercial real estate non-owner occupied	2,400	2,351	4,105	—
Residential real estate	2,121	2,185	2,922	12
Consumer	37	37	37	—
Total	$13,945	$14,117	$17,042	$162

	December 31, 2019
	Recorded	Average year-to-date	Unpaid	Unfunded commitments
	investment	recorded investment	principal balance	to fund TDRs
Commercial	$5,615	$5,788	$5,714	$—
Commercial real estate non-owner occupied	141	172	192	—
Residential real estate	1,129	1,178	1,206	12
Consumer	—	—	—	—
Total	$6,885	$7,138	$7,112	$12

The following table summarizes the Company’s carrying value of non-accrual TDRs as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Commercial	$3,397	$1,891
Commercial real estate non-owner occupied	1,644	410
Residential real estate	3,156	2,553
Consumer	—	—
Total non-accruing TDRs	$8,197	$4,854

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had three TDRs totaling $3.4 million that were modified within the past 12 months and had defaulted on their restructured terms during the year ended December 31, 2020.

During 2019, the Company had two TDRs totaling $0.7 million that had been modified within the prior twelve months and defaulted on their restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDRs.

Note 7 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Year ended December 31, 2020
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,442	$4,850	$3,468	$304	$39,064
Cumulative effect adjustment(1)	(1,299)	1,666	5,314	155	5,836
Charge-offs	(2,023)	(412)	(67)	(726)	(3,228)
Recoveries	394	—	32	145	571
Provision	2,862	11,344	2,745	583	17,534
Ending balance	30,376	17,448	11,492	461	59,777

(1)

Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments. Refer to note 2 – Recent Accounting Pronouncements of our consolidated financial statements for further details.

	Year ended December 31, 2019
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$27,137	$4,406	$3,800	$349	$35,692
Charge-offs	(7,422)	(116)	(124)	(937)	(8,599)
Recoveries	102	12	34	180	328
Provision	10,625	548	(242)	712	11,643
Ending balance	30,442	4,850	3,468	304	39,064

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

Net charge-offs on loans during 2020 were $2.7 million. Provision for loan losses of $17.6 million, including $0.1 million for unfunded loan commitment reserves, was recorded during the year ended December 31, 2020 to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19.

Provision for loan losses totaled $11.6 million for the year ended December 31, 2019 to support originated loan growth.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of December 31, 2020 and December 31, 2019, AIR from loans totaled $16.7 million and $17.2 million, respectively.

Note 8 Leases

Right-of-use (“ROU”) lease assets totaled $25.4 million and $29.2 million as of December 31, 2020 and 2019, respectively, and were included in other assets on the consolidated statements of financial condition. The related lease liabilities totaled $26.0 million and $29.5 million as of December 31, 2020 and 2019, respectively, and were included in other liabilities on the consolidated statements of financial condition.

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

The Company has operating leases for banking centers, corporate offices and ATM locations, with remaining lease terms ranging from one year to ten years. The Company only included reasonably certain renewal options in the lease terms. The weighted-average remaining lease term for our operating leases was 5.4 years and 5.1 years at December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the weighted-average discount rate was 3.36% and 3.36%, respectively, utilizing the Company’s incremental FHLB borrowing rate for borrowings of a similar term at the date of lease commencement.

Rent expense totaled $5.7 million and $5.7 million for the years ended December 31, 2020 and 2019, respectively, and was recorded within occupancy and equipment on the consolidated statements of operations. Lease payments do not include non-lease components such as real estate taxes, insurance and common area maintenance.

Below is a summary of undiscounted future minimum lease payments as of December 31, 2020:

Years ending December 31,	Amount
2021	$5,276
2022	4,896
2023	4,529
2024	4,136
2025	3,539
Thereafter	12,294
Total lease payments	34,670
Less: Imputed interest	(8,678)
Present value of operating lease liabilities	$25,992

Note 9 Premises and Equipment

Premises and equipment consisted of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Land	$33,149	$32,911
Buildings and improvements	92,463	94,260
Equipment	60,205	56,523
Total premises and equipment, at cost	185,817	183,694
Less: accumulated depreciation and amortization	(78,835)	(71,543)
Premises and equipment, net	$106,982	$112,151

The Company recorded $8.1 million, $8.2 million and $8.6 million of depreciation expense during 2020, 2019 and 2018, respectively, as a component of occupancy and equipment expense in the consolidated statements of operations. The Company disposed of $3.6 million, $0.0 million and $1.7 million of premises and equipment, net, during 2020, 2019 and 2018, respectively. During 2020, the Company recognized $1.6 million of impairments included in non-interest expense in its consolidated statements of operations from the consolidation of 12 banking centers classified as held-for-sale totaling $8.0 million. During 2019, the Company recognized $0.9 million of impairments in its consolidated statements of operations from the consolidation of four banking centers classified as held-for-sale totaling $3.4 million.

Note 10 Other Real Estate Owned

A summary of the activity in OREO during 2020 and 2019 is as follows:

	For the years ended December 31,
	2020	2019
Beginning balance	$7,300	$10,596
Transfers from loan portfolio, at fair value	1,533	2,705
Impairments	(470)	(1,082)
Sales	(3,633)	(4,919)
Ending balance	$4,730	$7,300

During 2020, the Company sold OREO properties with net book balances of $3.6 million, compared to $4.9 million during 2019. Sales of OREO properties resulted in net OREO gains of $38 thousand and $7.2 million which were included within other non-interest expense in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.

Note 11 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with our acquisitions, the Company recorded goodwill of $115.0 million. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the years ended December 31, 2020 or December 31, 2019.

The gross carrying amount of the core deposit intangibles and the associated accumulated amortization at December 31, 2020 and December 31, 2019, are presented as follows:

	December 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$(41,286)	$7,548	$48,834	$(40,103)	$8,731

The Company is amortizing the core deposit intangibles from acquisitions on a straight line basis over 7-10 years from the date of the respective acquisition, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $1.2 million, $1.2 million and $2.2 million during 2020, 2019 and 2018, respectively.

The following table shows the estimated future amortization expense for the core deposit intangibles as of December 31, 2020:

Years ending December 31,	Amount
2021	$1,183
2022	1,127
2023	1,048
2024	1,048
2025	1,048

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $1.4 billion at December 31, 2020 and $308.4 million at December 31, 2019.

Below are the changes in the MSRs for the years presented:

	For the years ended December 31,
	2020	2019
Beginning balance	$2,630	$3,556
Originations	10,354	27
Impairment	(751)	(129)
Amortization	(1,853)	(824)
Ending balance	10,380	2,630
Fair value of mortgage servicing rights	$11,542	$2,630

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 15.4% to 21.3% for the December 31, 2020 valuation. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 14.8% to 22.0% for the December 31, 2019 valuation. Included in mortgage banking income in the consolidated statements of operations were service fees of $1.7 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively.

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

The following table shows the estimated future amortization expense for the MSRs as of December 31, 2020:

Years ending December 31,	Amount
2021	$1,971
2022	1,626
2023	1,342
2024	1,108
2025	914

Note 12 Deposits

Total deposits were $5.7 billion and $4.7 billion at December 31, 2020 and 2019, respectively. Time deposits were $1.0 billion and $1.1 billion at December 31, 2020 and 2019, respectively. The following table summarizes the Company’s time deposits by remaining contractual maturity:

Years ending December 31,	Amount
2021	$659,509
2022	246,835
2023	47,150
2024	21,717
2025	9,940
Thereafter	981
Total time deposits	$986,132

The Company incurred interest expense on deposits as follows during the years indicated:

	For the years ended December 31,
	2020	2019	2018
Interest bearing demand deposits	$1,921	$1,514	$887
Money market accounts	5,342	9,046	5,622
Savings accounts	1,342	2,717	2,249
Time deposits	15,024	16,526	12,283
Total	$23,629	$29,803	$21,041

The Federal Reserve System requires cash balances to be maintained at the FRB based on certain deposit levels. There was no minimum reserve requirement for the Bank at December 31, 2020.

Note 13 Borrowings

The following table sets forth selected information regarding repurchase agreements during 2020, 2019 and 2018:

	As of and for the years ended December 31,
	2020	2019	2018
Maximum amount of outstanding agreements at any month end during the period	$54,489	$68,600	$142,292
Average amount outstanding during the period	30,355	60,445	87,691
Weighted average interest rate for the period	0.45%	1.11%	0.34%

The Company enters into repurchase agreements to facilitate the needs of its clients. As of December 31, 2020, 2019 and 2018, the Company sold securities under agreements to repurchase totaling $22.9 million, $56.9 million and $66.0 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $27.7 million, $65.6 million and $73.9 million, as of December 31, 2020, 2019 and 2018, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of December 31, 2020, 2019 and 2018, the Company had $2.1 million, $7.0 million and $5.9 million, respectively, of excess collateral pledged for repurchase agreements.

The vast majority of the Company’s repurchase agreements are overnight transactions with clients that mature the day after the transaction. At December 31, 2020, 2019 and 2018, none of the Company’s repurchase agreements were for periods longer than one day. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the consolidated financial statements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $0.9 billion at December 31, 2020. At December 31, 2020, the Bank had no outstanding borrowings from the FHLB. At December 31, 2019 and 2018, the Bank had $192.7 million and $234.3 million, respectively, in line of credit advances from the FHLB that matured within a day. At December 31, 2019 and 2018, the Bank had $15.0 million and $67.3 million in term advances from the FHLB, respectively, with fixed interest rates between 1.55% - 2.33% and maturity dates of 2020 - 2021.

The Bank may have investment securities and loans pledged as collateral for FHLB advances. There were no investment securities pledged at December 31, 2020. At December 31, 2019 and 2018, investment securities pledged were $17.6 million and $16.0 million, respectively. Loans pledged were $1.2 billion, $1.5 billion and $1.6 billion at December 31, 2020, 2019 and 2018, respectively. Interest expense related to FHLB advances and other short-term borrowings totaled $1.3 million, $6.3 million and $2.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Under the Basel III requirements, at December 31, 2020 and 2019, the Company and the Bank met all capital requirements including the capital conservation buffer of 2.5%. The Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	December 31, 2020
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.7%	$696,311	N/A	N/A	4.0%	$260,370
NBH Bank	9.2%	600,622	5.0%	$325,447	4.0%	260,358
Common equity tier 1 risk based capital:
Consolidated	14.7%	$696,311	N/A	N/A	7.0%	$331,632
NBH Bank	12.7%	600,622	6.5%	$307,631	7.0%	331,295
Tier 1 risk based capital ratio:
Consolidated	14.7%	$696,311	N/A	N/A	8.5%	$402,696
NBH Bank	12.7%	600,622	8.0%	$378,623	8.5%	402,287
Total risk based capital ratio:
Consolidated	15.8%	$749,899	N/A	N/A	10.5%	$497,448
NBH Bank	13.8%	654,209	10.0%	$473,279	10.5%	496,943

	December 31, 2019
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.0%	$640,440	N/A	N/A	4.0%	$231,950
NBH Bank	9.1%	528,028	5.0%	$289,926	4.0%	231,940
Common equity tier 1 risk based capital:
Consolidated	13.2%	$640,440	N/A	N/A	7.0%	$405,912
NBH Bank	10.9%	528,028	6.5%	$376,903	7.0%	405,896
Tier 1 risk based capital ratio:
Consolidated	13.2%	$640,440	N/A	N/A	8.5%	$412,620
NBH Bank	10.9%	528,028	8.0%	$387,701	8.5%	411,932
Total risk based capital ratio:
Consolidated	14.1%	$682,645	N/A	N/A	10.5%	$509,707
NBH Bank	11.8%	570,233	10.0%	$484,626	10.5%	508,857

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the years ended December 31, 2020, 2019 and 2018.

	For the years ended December 31,
	2020	2019	2018
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$16,913	$19,720	$20,408
Bank card fees	15,446	14,595	14,489
Non-interest income (in-scope of Topic 606)	32,359	34,315	34,897
Non-interest income (out-of-scope of Topic 606)	107,899	48,437	35,878
Total non-interest income	$140,258	$82,752	$70,775
Non-interest expense
In-scope of Topic 606:
Gain on OREO sales, net	$38	$7,193	488
Total revenue in-scope of Topic 606	$32,397	$41,508	$35,385

Contract acquisition costs

In accordance with Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a client if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a client that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to expense immediately contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs.

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

As of December 31, 2020, the aggregate number of Class A common stock available for issuance under the 2014 Plan is 4,314,726 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders. Upon an option exercise, it is the Company’s policy to issue shares from treasury stock.

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

Below are the weighted average assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s stock options granted in 2020, 2019 and 2018:

	2020	2019	2018
Weighted average fair value	$3.37	$6.31	$7.43
Weighted average risk-free interest rate (1)	0.44%	2.35%	2.69%
Expected volatility (2)	25.08%	20.56%	20.75%
Expected term (years) (3)	6.04	6.05	6.10
Dividend yield (4)	3.44%	2.00%	1.13%
(1)	The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term.
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

The Company issued stock options in accordance with the 2014 Plan during 2020. The following table summarizes stock option activity for 2020:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2019	657,114	$26.69	6.41	$5,626
Granted	230,261	23.25
Exercised	(94,007)	19.95
Forfeited	(25,239)	30.59
Outstanding at December 31, 2020	768,129	$26.35	6.91	5,224
Options exercisable at December 31, 2020	412,940	25.64	5.32	3,101
Options vested and expected to vest	736,774	26.36	6.82	5,005

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $1.0 million, $0.7 million and $0.8 million for 2020, 2019 and 2018, respectively. At December 31, 2020, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes the Company’s outstanding stock options:

			Options outstanding			Options exercisable
				Weighted average
			Number	remaining contractual	Weighted average	Number	Weighted average
Range of exercise price			outstanding	life (years)	exercise price	exercisable	exercise price
$18.00	-	22.99	228,228	3.95	$19.25	228,228	$19.25
23.00	-	27.99	219,652	9.24	23.13	936	23.75
28.00	-	32.99	110,753	7.18	32.53	71,223	32.64
33.00	-	37.99	207,597	7.54	34.15	111,289	34.12
38.00	and above		1,899	7.63	40.36	1,264	40.36

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1 – 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

During the years ended December 2020, 2019 and 2018, the Company granted 68,498, 60,781, and 77,125 performance stock units in accordance with the 2014 Plan, respectively. The Company grants performance stock units which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. Historically, 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date.

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

The weighted-average grant date fair value per unit for the ROTA target portion and the TSR target portion granted during 2020 was $28.43 and $24.58, respectively. The weighted-average grant date fair value per unit for awards granted during 2019 of the EPS target portion and the TSR target portion was $34.08 and $27.01, respectively. The initial weighted-average performance price for the TSR target portion granted during 2020 was $35.95. During 2020 and 2019, the Company awarded an additional 17,852 and 22,246 units due to final performance results related to performance stock units granted in 2017 and 2016, respectively.

The following table summarizes restricted stock and performance stock unit activity during 2020 and 2019:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2018	146,494	$28.19	192,049	$26.40
Granted	86,689	35.05	60,781	30.85
Adjustment due to performance	—	—	22,246	17.36
Vested	(85,266)	25.21	(95,308)	18.02
Forfeited	(25,719)	32.68	(20,894)	31.48
Unvested at December 31, 2019	122,198	34.19	158,874	31.19
Granted	127,400	23.94	68,498	26.74
Adjustment due to performance	—	—	17,852	33.22
Vested	(69,444)	32.60	(53,540)	33.22
Forfeited	(13,524)	29.25	(6,847)	29.52
Unvested at December 31, 2020	166,630	$27.42	184,837	$29.21

As of December 31, 2020, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $2.1 million and $2.5 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.0 years and 1.7 years, respectively. Expense related to non-vested restricted stock awards totaled $2.5 million, $2.2 million and $2.1 million during 2020, 2019 and 2018, respectively. Expense related to non-vested performance stock units totaled $1.8 million, $2.0 million and $1.5 million during 2020, 2019 and 2018, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 302,876 was available for issuance at December 31, 2020.

Under the ESPP, employees purchased 23,212 shares and 16,556 shares during 2020 and 2019, respectively.

Note 17 Common Stock

The Company had 30,634,291 and 31,176,627 shares of Class A common stock outstanding at December 31, 2020 and 2019, respectively. Additionally, the Company had 166,630 and 122,198 shares outstanding at December 31, 2020 and 2019, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On February 26, 2020, the Board of Directors authorized a new share repurchase program for up to $50.0 million from time to time in either the open market or through privately negotiated transactions. During the first quarter of 2020, the Company repurchased 734,117 shares for $19.5 million. Of those repurchases, $12.6 million were part of the previous authorization from August 2016. That authorization has been completed. The remaining authorization under the new program as of December 31, 2020 was $43.1 million.

Note 18 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 16.

The Company had 30,634,291 and 31,176,627 shares of Class A common stock outstanding as of December 31, 2020 and 2019, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for 2020, 2019 and 2018.

The following table illustrates the computation of basic and diluted earnings per share for 2020, 2019 and 2018:

	For the years ended December 31,
	2020	2019	2018
Net income	$88,591	$80,365	$61,451
Less: income allocated to participating securities	(130)	(94)	(70)
Income allocated to common shareholders	$88,461	$80,271	$61,381
Weighted average shares outstanding for basic earnings per common share	30,857,086	31,175,825	30,748,234
Dilutive effect of equity awards	218,771	354,992	681,840
Weighted average shares outstanding for diluted earnings per common share	31,075,857	31,530,817	31,430,074
Basic earnings per share	$2.87	$2.57	$2.00
Diluted earnings per share	2.85	2.55	1.95

The Company had 768,129, 657,114 and 1,264,876 outstanding stock options to purchase common stock at weighted average exercise prices of $26.35, $26.69 and $22.33 per share at December 31, 2020, 2019 and 2018, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 351,467, 281,072 and 338,543 unvested restricted shares and performance stock units issued as of December 31, 2020, 2019 and 2018, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 19 Income Taxes

Income tax expense attributable to income before taxes was $20.8 million, $15.8 million and $12.2 million for 2020, 2019 and 2018, respectively. Included in income tax was $51 thousand of tax expense during 2020 and $2.2 million and $1.3 million of tax benefit from stock compensation activity during 2019 and 2018, respectively.

(a) Income taxes

Total income taxes for 2020, 2019 and 2018 were allocated as follows:

	For the years ended December 31,
	2020	2019	2018
Current expense:
U.S. federal	$16,460	$8,947	$427
State and local	3,255	2,280	1,530
Total current income tax expense	19,715	11,227	1,957
Deferred expense:
U.S. federal	560	4,115	10,110
State and local	531	487	163
Total deferred income tax expense	1,091	4,602	10,273
Income tax expense	$20,806	$15,829	$12,230

(b) Tax Rate Reconciliation

The reconciliation between the income tax expenses and the amounts computed by applying the U.S. federal income tax rate to pretax income is as follows:

	For the years ended December 31,
	2020	2019	2018
Income tax at federal statutory rates (21%)	$22,974	$20,201	$15,473
State income taxes, net of federal benefits	2,991	2,186	1,337
Tax-exempt loan interest income	(4,628)	(4,354)	(4,089)
Bank-owned life insurance income	(575)	(475)	136
Stock-based compensation	43	(1,925)	(1,207)
Other	1	196	580
Income tax expense	$20,806	$15,829	$12,230

(c) Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Excess tax basis of acquired loans over carrying value	$966	$2,053
Allowance for credit losses	14,154	9,414
Other real estate owned	634	810
Accrued stock-based compensation	2,070	1,945
Accrued compensation	3,674	3,425
Capitalized start-up costs	1,540	1,885
Accrued expenses	532	1,051
Net deferred loan fees	1,015	63
Net operating loss	641	707
Lease liability	6,154	7,113
Other	2,025	1,910
Total deferred tax assets	33,405	30,376
Deferred tax liabilities:
Intangible assets	(2,563)	(327)
Net unrealized gains on investment securities	(3,033)	(647)
Premises and equipment	(1,599)	(1,852)
Right of use assets	(6,015)	(7,033)
Prepaid expenses	(229)	(209)
Mortgage servicing rights	(2,458)	(634)
Other	(44)	(196)
Total deferred tax liabilities	(15,941)	(10,898)
Net deferred tax asset	$17,464	$19,478

At December 31, 2020, the Company had federal and state net operating loss carryovers (NOLs) of $2.4 million and $3.5 million, respectively, which are available to offset future taxable income. The federal NOLs expire in varying amounts through 2034, and the state NOLs expire in varying amounts between 2026 and 2034. While these NOLs are subject to certain restrictions on the amount that can be utilized per year, the Company does not expect any tax attribute carryovers to expire before they are utilized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. For the years ended December 31, 2020 and 2019, management believes a valuation allowance on the deferred tax asset is not necessary based on the current and future projected earnings of the Company. The Company has no ASC 740-10 unrecognized tax benefits recorded as of December 31, 2020 and 2019 and does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. The Company and its subsidiary bank are subject to income tax by federal, state and local government taxing authorities. The Company is not currently subject to any open income tax examinations; however, the Company’s tax returns for the years ended December 31, 2017 through 2020 remain subject to examination by U.S. federal income tax authorities. The years open to examination by state and local government authorities vary by jurisdiction.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of December 31, 2020 and 2019.

Information about the valuation methods used to measure fair value is provided in note 22.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	location	2020	2019	Location	2020	2019
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	$1,171	Other liabilities	$38,884	$13,537
Total derivatives designated as hedging instruments		$—	$1,171		$38,884	$13,537

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$18,149	$9,004	Other liabilities	$18,176	$9,021
Interest rate lock commitments	Other assets	7,001	1,499	Other liabilities	298	141
Forward contracts	Other assets	—	16	Other liabilities	2,622	299
Total derivatives not designated as hedging instruments		$25,150	$10,519		$21,096	$9,461

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2020, the Company had interest rate swaps with a notional amount of $387.1 million that were designated as fair value hedges. These interest rate swaps were associated with $389.9 million of the Company’s fixed-rate loans included in loans receivable on the statements of financial condition as of December 31, 2020, before a gain of $40.1 million from the fair value hedge adjustment in the carrying amount.

As of December 31, 2019, the Company had interest rate swaps with a notional amount of $403.7 million that were designated as fair value hedges. These interest rate swaps were associated with $405.9 million of the Company’s fixed-rate loans as of December 31, 2019, excluding a gain of $13.9 million from the fair value hedge adjustment in the carrying amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2020, the Company had matched interest rate swap transactions with an aggregate notional amount of $456.0 million related to this program. As of December 31, 2019, the Company had matched interest rate swap transactions with an aggregate notional amount of $478.9 million.

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

The Company had interest rate lock commitments with a notional value of $258.8 million and forward contracts with a notional value of $375.3 million at December 31, 2020. At December 31, 2019, the Company had interest rate lock commitments with a notional value of $99.8 million and forward contracts with a notional value of $181.5 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for 2020 and 2019:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the years ended December 31,
hedging relationships	derivatives	2020	2019
Interest rate products	Interest and fees on loans	$4,405	$10,397
Total		$4,405	$10,397

	Location of gain (loss)	Amount of gain (loss) recognized in income on hedged items
	recognized in income on	For the years ended December 31,
Hedged items	hedged items	2020	2019
Interest rate products	Interest and fees on loans	$(6,376)	$(9,603)
Total		$(6,376)	$(9,603)

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the years ended December 31,
as hedging instruments	derivatives	2020	2019
Interest rate products	Other non-interest expense	$(7)	$133
Interest rate lock commitments	Mortgage banking income	7,218	1,138
Forward contracts	Mortgage banking income	(2,339)	189
Total		$4,872	$1,460

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

As of December 31, 2020, the termination value of derivatives in a net liability position related to these agreements was $59.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of December 31, 2020, the Company had posted $63.4 million in eligible collateral. If the Company had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Commitments to fund loans	$311,237	$249,914
Unfunded commitments under lines of credit	537,325	600,407
Commercial and standby letters of credit	7,320	11,929
Total unfunded commitments	$855,882	$862,250

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. Charges against the reserve during the year ended December 31, 2020 and 2019 totaling $0.5 million and $0.3 million, respectively, were primarily driven by early payoffs. The Company recorded a repurchase reserve of $2.7 million and $2.6 million at December 31, 2020 and 2019, respectively, which is included in other liabilities on the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the years ended December 31,
	2020	2019
Beginning balance	$2,589	$3,286
Provision charged to (released from) operating expense, net	662	(366)
Charge-offs	(510)	(331)
Ending balance	$2,741	$2,589

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During 2020 and 2019, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At December 31, 2020 and 2019, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

Loans held for sale—The Company has elected to record loans originated and intended for sale in the secondary market at estimated fair value. The portfolio consists primarily of fixed rate residential mortgage loans that are sold within 45 days. The Company estimates fair value based on quoted market prices for similar loans in the secondary market and are classified as level 2.

Interest rate swap derivatives—The Company's derivative instruments are limited to interest rate swaps that may be accounted for as fair value hedges or non-designated hedges. The fair values of the swaps incorporate credit valuation adjustments in order to appropriately reflect nonperformance risk in the fair value measurements. The credit valuation adjustment is the dollar amount of the fair value adjustment related to credit risk and utilizes a probability weighted calculation to quantify the potential loss over the life of the trade. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying the respective counterparties’ credit spreads to the exposure offset by marketable collateral posted, if any. Certain derivative transactions are executed with counterparties who are large financial institutions ("dealers"). International Swaps and Derivative Association Master Agreements (“ISDA”) and Credit Support Annexes (“CSA”) are employed for all contracts with dealers. These contracts contain bilateral collateral arrangements. The fair value inputs of these financial instruments are determined using discounted cash flow analysis through the use of third-party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk, and are classified as level 2.

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 86.1% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019, on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$196,334	$—	$196,334
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	462,779	—	462,779
Municipal securities	—	318	—	318
Corporate debt	—	1,998	—	1,998
Loans held for sale	—	247,813	—	247,813
Interest rate swap derivatives	—	18,149	—	18,149
Mortgage banking derivatives	—	—	7,001	7,001
Total assets at fair value	$—	$927,391	$7,001	$934,392
Liabilities:
Interest rate swap derivatives	$—	$57,060	$—	$57,060
Mortgage banking derivatives	—	—	2,920	2,920
Total liabilities at fair value	$—	$57,060	$2,920	$59,980

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$95,256	$—	$95,256
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	542,037	—	542,037
Municipal securities	—	372	—	372
Loans held for sale	—	117,444	—	117,444
Interest rate swap derivatives	—	10,175	—	10,175
Mortgage banking derivatives	—	—	1,515	1,515
Total assets at fair value	$—	$765,284	$1,515	$766,799
Liabilities:
Interest rate swap derivatives	$—	$22,558	$—	$22,558
Mortgage banking derivatives	—	—	440	440
Total liabilities at fair value	$—	$22,558	$440	$22,998

The table below details the changes in level 3 financial instruments during 2020:

Mortgage banking
derivatives, net
Balance at December 31, 2019	$1,075
Gain included in earnings, net	4,879
Fees and costs included in earnings, net	(1,873)
Balance at December 31, 2020	$4,081

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 3% - 26%, with a weighted average discount rate of 14.5%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At December 31, 2020, the Company recorded a specific reserve of $1.9 million related to seven loans with a carrying balance of $7.5 million. At December 31, 2019, the Company recorded a specific reserve of $1.8 million related to seven loans with a carrying balance of $5.9 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% - 10% with a weighted average discount rate of 9.7%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $0.5 million and $1.1 million of OREO impairments in its consolidated statements of operations during 2020 and 2019, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.5% with a weighted average discount rate of 9.5% at December 31, 2020 and a prepayment speed assumption range from 15.4% to 21.3% with a weighted average rate of 15.8% at December 31, 2020 as inputs. At December 31, 2019, discount rates ranged from 9.5% to 10.5% with a weighted average discount rate of 9.6% and prepayment speed assumption range from 14.8% to 22.0% with a weighted average rate of 15.7%. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income on the consolidated statements of operations. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

Premises and equipment—During 2020, the Company announced plans to consolidate 12 banking centers, which were substantially complete by December 31, 2020. Premises and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The Company recognized $1.6 million of impairments in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $8.0 million during the year ended December 31, 2020. During 2019, the Company recognized $0.9 million of impairments in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $3.4 million.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding the assets recorded at fair value on a non-recurring basis at December 31, 2020 and 2019.

	December 31, 2020
	Total	Losses from fair value changes
Individually evaluated loans	$25,480	$3,228
Other real estate owned	4,730	470
Premises and equipment	8,024	1,631
Mortgage servicing rights	10,380	751
Total	$48,614	$6,080

	December 31, 2019
	Total	Losses from fair value changes
Individually evaluated loans	$32,763	$8,271
Other real estate owned	7,300	1,082
Premises and equipment	3,385	898
Mortgage servicing rights	2,630	129
Total	$46,078	$10,380

The Company did not record any liabilities measured at fair value on a non-recurring basis during 2020 and 2019.

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

The fair value of financial instruments at December 31, 2020 and 2019 are set forth below:

	Level in fair value	December 31, 2020		December 31, 2019
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$605,565	$605,565	$110,190	$110,190
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	196,334	196,334	95,256	95,256
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	462,779	462,779	542,037	542,037
Municipal securities available-for-sale	Level 2	318	318	372	372
Municipal securities available-for-sale	Level 3	57	57	115	115
Corporate debt	Level 2	1,998	1,998	—	—
Other available-for-sale securities	Level 3	469	469	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	306,187	310,930	127,560	128,770
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	70,428	70,761	55,324	54,971
Non-marketable securities	Level 2	16,493	16,493	29,751	29,751
Loans receivable	Level 3	4,353,726	4,511,357	4,415,406	4,481,209
Loans held for sale	Level 2	247,813	247,813	117,444	117,444
Accrued interest receivable	Level 2	18,795	18,795	19,157	19,157
Interest rate swap derivatives	Level 2	18,149	18,149	10,175	10,175
Mortgage banking derivatives	Level 3	7,001	7,001	1,515	1,515
LIABILITIES
Deposit transaction accounts	Level 2	4,690,100	4,690,100	3,678,979	3,678,979
Time deposits	Level 2	986,132	993,070	1,058,153	1,058,354
Securities sold under agreements to repurchase	Level 2	22,897	22,897	56,935	56,935
Federal Home Loan Bank advances	Level 2	—	—	207,675	207,890
Accrued interest payable	Level 2	6,762	6,762	9,328	9,328
Interest rate swap derivatives	Level 2	57,060	57,060	22,558	22,558
Mortgage banking derivatives	Level 3	2,920	2,920	440	440

Note 24 Parent Company Only Financial Statements

Parent company only financial information for National Bank Holdings Corporation is summarized as follows:

Condensed Statements of Financial Condition

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$91,402	$105,012
Investment in subsidiaries	725,002	654,508
Other assets	14,809	18,095
Total assets	$831,213	$777,615
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$10,522	$10,695
Total liabilities	10,522	10,695
Shareholders’ equity	820,691	766,920
Total liabilities and shareholders’ equity	$831,213	$777,615

Condensed Statements of Operations

	For the years ended December 31,
	2020	2019	2018
Income
Interest income	$—	$—	$112
Equity in undistributed earnings of subsidiaries	67,416	28,133	19,682
Distributions from subsidiaries	27,200	55,725	47,338
Total income	94,616	83,858	67,132
Expenses
Salaries and benefits	5,136	4,925	4,455
Other expenses	2,621	2,463	4,467
Total expenses	7,757	7,388	8,922
Income before income taxes	86,859	76,470	58,210
Income tax benefit	(1,732)	(3,895)	(3,241)
Net income	$88,591	$80,365	$61,451

Condensed Statements of Cash Flows

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$88,591	$80,365	$61,451
Equity in undistributed earnings of subsidiaries	(67,416)	(28,133)	(19,682)
Stock-based compensation expense	5,299	4,869	4,420
Net excess tax benefit on stock-based compensation	51	(2,160)	(1,286)
Other	3,074	5,045	9,230
Net cash provided by operating activities	29,599	59,986	54,133
Cash flows from investing activities:
Outlay for business combinations	—	—	(36,189)
Net cash used in investing activities	—	—	(36,189)
Cash flows from financing activities:
Issuance of stock under purchase and equity compensation plans	(749)	(6,229)	(772)
Proceeds from exercise of stock options	1,832	2,788	7,576
Payment of dividends	(24,816)	(23,530)	(16,624)
Repurchase of shares	(19,476)	—	—
Net cash used in financing activities	(43,209)	(26,971)	(9,820)
Net increase in cash, cash equivalents and restricted cash	(13,610)	33,015	8,124
Cash, cash equivalents and restricted cash at beginning of the year	115,012	81,997	73,873
Cash, cash equivalents and restricted cash at end of the year	$101,402	$115,012	$81,997

Note 25 Quarterly Results of Operations (unaudited)

The following is a summary of quarterly results:

	December 31, 2020
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$53,288	$52,302	$53,744	$58,668	$218,002
Interest expense	4,732	5,587	6,416	8,321	25,056
Net interest income before provision for loan losses	48,556	46,715	47,328	50,347	192,946
Provision for loan losses	—	1,200	10,271	6,159	17,630
Net interest income after provision for loan losses	48,556	45,515	37,057	44,188	175,316
Non-interest income	33,357	44,532	38,837	23,532	140,258
Non-interest expense	48,425	55,321	53,760	48,671	206,177
Income before income taxes	33,488	34,726	22,134	19,049	109,397
Income tax expense	6,319	6,833	4,429	3,225	20,806
Net income	$27,169	$27,893	$17,705	$15,824	$88,591
Earnings per share-basic	$0.88	$0.91	$0.57	$0.51	$2.87
Earnings per share-diluted	0.87	0.90	0.57	0.50	2.85

	December 31, 2019
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$59,616	$61,372	$62,193	$59,420	$242,601
Interest expense	9,228	9,587	9,702	8,254	36,771
Net interest income before provision for loan losses	50,388	51,785	52,491	51,166	205,830
Provision for loan losses	1,180	5,690	3,239	1,534	11,643
Net interest income after provision for loan losses	49,208	46,095	49,252	49,632	194,187
Non-interest income	20,282	24,759	20,660	17,051	82,752
Non-interest expense	46,107	43,793	46,451	44,394	180,745
Income before income taxes	23,383	27,061	23,461	22,289	96,194
Income tax expense	3,864	5,419	3,179	3,367	15,829
Net income	$19,519	$21,642	$20,282	$18,922	$80,365
Earnings per share-basic	$0.62	$0.69	$0.65	$0.61	$2.57
Earnings per share-diluted	0.62	0.69	0.64	0.60	2.55

	December 31, 2018
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter	Total
Interest and dividend income	$57,780	$55,909	$54,911	$52,791	$221,391
Interest expense	7,148	6,137	5,525	5,144	23,954
Net interest income before provision for loan losses	50,632	49,772	49,386	47,647	197,437
Provision for loan losses	2,476	807	1,873	41	5,197
Net interest income after provision for loan losses	48,156	48,965	47,513	47,606	192,240
Non-interest income	15,317	18,061	19,562	17,835	70,775
Non-interest expense	42,857	44,432	46,763	55,282	189,334
Income before income taxes	20,616	22,594	20,312	10,159	73,681
Income tax expense (benefit)	3,381	4,354	2,800	1,695	12,230
Net income	$17,235	$18,240	$17,512	$8,464	$61,451
Earnings per share-basic	$0.56	$0.59	$0.57	$0.28	$2.00
Earnings per share-diluted	0.55	0.58	0.56	0.27	1.95

Note 26 Acquisition Activities

On January 1, 2018, the Company completed its acquisition of Peoples, Inc. (“Peoples”), the bank holding company of Colorado-based Peoples National Bank and Kansas-based Peoples Bank. Immediately following the completion of the acquisition, Peoples National Bank and Peoples Bank merged into NBH Bank. Pursuant to the merger agreement executed in June 2017, the Company paid $36.2 million of cash consideration and 3,398,477 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Peoples. Included in other assets is $10.0 million of restricted cash placed in escrow for certain potential liabilities for which the Company is indemnified pursuant to the merger agreement. The transaction was valued at $146.4 million in the aggregate, based on the Company’s closing price of $32.43 on the acquisition date. Acquisition-related costs of $8.0 million on a pre-tax basis were included in the Company’s consolidated statements of operations for the year ended December 31, 2018. The results of Peoples are included in the results of the Company subsequent to the acquisition date.

The table below summarizes the net assets acquired (at fair value) and consideration transferred in connection with the Peoples acquisition:

January 1, 2018
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

In connection with the Peoples acquisition, the Company recorded $55.4 million of goodwill, a $10.5 million core deposit intangible asset, a $4.3 million MSRs intangible asset and a $4.0 million mortgage repurchase reserve, included in other liabilities. The core deposit intangible is being amortized straight-line over ten years and the MSRs intangible is amortized in proportion to and over the period of the estimated net servicing income. The FHLB borrowings of $33.8 million were paid off during the first quarter of 2018. The goodwill associated with this transaction is not tax deductible.

At the date of acquisition, the gross contractual amounts receivable, inclusive of all principal and interest, was $713.6 million. The Company’s best estimate of the contractual principal cash flows for loans not expected to be collected was $2.1 million.

Note 27 Subsequent Event

On February 24, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $75.0 million of the Company’s common stock from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. To date, the Company has repurchased $6.9 million of its previously authorized $50.0 million stock repurchase program announced in February 2020. The new program of $75.0 million replaces this previously authorized program in its entirety.

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9A.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2020. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2020, which report is included in this Item 9A below.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

National Bank Holdings Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited National Bank Holdings Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

February 24, 2021

Item 9B.     OTHER INFORMATION.

None.

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

The Company's Supplemental Code of Ethics for CEO and Senior Financial Officers, which applies to the CEO, Chief Financial Officer and Principal Accounting Officer, is available at www.nationalbankholdings.com. Amendments to, and waivers of, the code of ethics are publicly disclosed as required by applicable law, regulation or rule.

Item 11.       EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Form 10-Q, filed on November 7, 2014)

4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on August 22, 2012)

4.2	Description of Capital Stock (incorporated herein by reference to Exhibit 4.2 to our Form 10-K, filed on February 26, 2020)

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

10.6	Employment Agreement, dated May 2, 2018, by and between Aldis Birkans and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on May 2, 2018)˄

10.7

Transition Agreement, dated May 5, 2020, by and between National Bank Holdings Corporation and Zsolt K. Besskó (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on May 5, 2020) ˄

10.8

Employment Agreement, dated May 5, 2020, by and between National Bank Holdings Corporation and Angela N. Petrucci (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q, filed on August 5, 2020) ˄

10.9	Change of Control Agreement applicable to executive officers not party to an employee agreement (incorporated herein by reference to Exhibit 10.17 to our form 10-K, filed on February 28, 2018)˄

10.10

Support Agreement, dated as of June 23, 2017, by and among Peoples, Inc., National Bank Holdings Corporation and the undersigned stockholders of Peoples, Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated June 23, 2017 and filed on June 27, 2017)

10.11	NBH Holdings Corp. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)˄

10.12	Amendment to the NBH Holdings Corp. 2009 Equity Incentive Plan dated February 22, 2017 (incorporated herein by reference to Exhibit 10.10 to our form 10-K, filed on February 24, 2017)˄

10.13	National Bank Holdings Corporation Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 30, 2015)˄

10.14	National Bank Holdings Corporation 2014 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 31, 2014)˄

10.15

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (For Management) (incorporated herein by reference to Exhibit 10.13 to our Form 10-K, filed on March 1, 2019)˄

10.16

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Management) (incorporated herein by reference to Exhibit 10.14 to our Form 10-K, filed on March 1, 2019)˄

10.17

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Management) (incorporated herein by reference to Exhibit 10.15 to our Form 10-K, filed on March 1, 2019)˄

10.18

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors) (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q, filed on May 9, 2014)˄

10.19

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (TSR) (For Management) (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q, filed on August 5, 2020)˄

10.20

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (ROTA) (For Management) (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q, filed on August 5, 2020)˄

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 24, 2021, on its behalf by the undersigned, thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ G. Timothy Laney
G. Timothy Laney
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

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