Form 10-Q
period 2021-03-31
National Bank Holdings Corp
filed 2021-05-04
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had outstanding 30,789,788 shares of Class A voting common stock, each with $0.01 par value per share, excluding 153,728 shares of restricted Class A common stock issued but not yet vested.

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$822,018	$605,065
Interest bearing bank deposits	500	500
Cash and cash equivalents	822,518	605,565
Investment securities available-for-sale (at fair value)	666,915	661,955
Investment securities held-to-maturity (fair value of $517,448 and $381,691 at March 31, 2021 and December 31, 2020, respectively)	520,823	376,615
Non-marketable securities	15,493	16,493
Loans	4,303,246	4,353,726
Allowance for credit losses	(55,057)	(59,777)
Loans, net	4,248,189	4,293,949
Loans held for sale	228,888	247,813
Other real estate owned	5,669	4,730
Premises and equipment, net	101,830	106,982
Goodwill	115,027	115,027
Intangible assets, net	20,205	17,928
Other assets	203,944	212,893
Total assets	$6,949,501	$6,659,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,295,704	$2,111,045
Interest bearing demand deposits	557,850	514,286
Savings and money market	2,199,420	2,064,769
Time deposits	948,676	986,132
Total deposits	6,001,650	5,676,232
Securities sold under agreements to repurchase	19,405	22,897
Other liabilities	96,456	140,130
Total liabilities	6,117,511	5,839,259
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 30,715,790 and 30,634,291 shares outstanding at March 31, 2021 and December 31, 2020, respectively	515	515
Additional paid-in capital	1,010,798	1,011,362
Retained earnings	243,446	223,175
Treasury stock of 20,608,658 and 20,686,986 shares at March 31, 2021 and December 31, 2020, respectively, at cost	(423,254)	(424,127)
Accumulated other comprehensive income, net of tax	485	9,766
Total shareholders’ equity	831,990	820,691
Total liabilities and shareholders’ equity	$6,949,501	$6,659,950

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended
	March 31,
	2021	2020
Interest and dividend income:
Interest and fees on loans	$44,938	$53,527
Interest and dividends on investment securities	3,900	4,631
Dividends on non-marketable securities	210	414
Interest on interest-bearing bank deposits	165	96
Total interest and dividend income	49,213	58,668
Interest expense:
Interest on deposits	3,987	7,326
Interest on borrowings	5	995
Total interest expense	3,992	8,321
Net interest income before provision for loan losses	45,221	50,347
Provision (release) expense for loan losses	(3,575)	6,159
Net interest income after provision for loan losses	48,796	44,188
Non-interest income:
Service charges	3,474	4,126
Bank card fees	4,073	3,513
Mortgage banking income	22,379	13,673
Bank-owned life insurance income	548	590
Other non-interest income	2,852	1,602
OREO-related income	35	28
Total non-interest income	33,361	23,532
Non-interest expense:
Salaries and benefits	33,523	33,180
Occupancy and equipment	6,550	6,898
Telecommunications and data processing	2,337	2,265
Marketing and business development	452	696
FDIC deposit insurance	444	(76)
Bank card expenses	1,144	1,026
Professional fees	742	609
Other non-interest expense	2,476	3,090
Problem asset workout	438	648
(Gain) loss on OREO sales, net	(29)	39
Core deposit intangible asset amortization	296	296
Banking center consolidation-related expense	1,295	—
Total non-interest expense	49,668	48,671
Income before income taxes	32,489	19,049
Income tax expense	5,677	3,225
Net income	$26,812	$15,824
Earnings per share—basic	$0.87	$0.51
Earnings per share—diluted	0.86	0.50
Weighted average number of common shares outstanding:
Basic	30,828,262	31,157,476
Diluted	31,143,322	31,361,296

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2021	2020
Net income	$26,812	$15,824
Other comprehensive income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $2,832 and ($3,301) for the three months ended March 31, 2021 and 2020, respectively.	(9,118)	10,521
Less: amortization of net unrealized holding gains to income, net of tax benefit of $51 and $68 for the three months ended March 31, 2021 and 2020, respectively.	(163)	(216)
Other comprehensive (loss) income	(9,281)	10,305
Comprehensive income	$17,531	$26,129

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2021 and 2020

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2019	$515	$1,009,223	$164,082	$(408,962)	$2,062	$766,920
Cumulative effect adjustment(1)	—	—	(4,623)	—	—	(4,623)
Net income	—	—	15,824	—	—	15,824
Stock-based compensation	—	1,222	—	—	—	1,222
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $414, net	—	(967)	—	548	—	(419)
Repurchase of 734,117 shares	—	—	—	(19,476)	—	(19,476)
Cash dividends declared ($0.20 per share)	—	—	(6,299)	—	—	(6,299)
Other comprehensive income	—	—	—	—	10,305	10,305
Balance, March 31, 2020	$515	$1,009,478	$168,984	$(427,890)	$12,367	$763,454
Balance, December 31, 2020	$515	$1,011,362	$223,175	$(424,127)	$9,766	$820,691
Net income	—	—	26,812	—	—	26,812
Stock-based compensation	—	1,130	—	—	—	1,130
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,533 net	—	(1,694)	—	873	—	(821)
Cash dividends declared ($0.21 per share)	—	—	(6,541)	—	—	(6,541)
Other comprehensive loss	—	—	—	—	(9,281)	(9,281)
Balance, March 31, 2021	$515	$1,010,798	$243,446	$(423,254)	$485	$831,990

(1)	Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$26,812	$15,824
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (release) expense for loan losses	(3,575)	6,159
Provision expense for mortgage loan repurchases	5	279
Depreciation and amortization	4,080	3,597
Change in current income tax receivable	4,030	3,902
Change in deferred income taxes	(1,322)	2,503
Net excess tax (benefit) expense on stock-based compensation	(175)	28
Discount accretion, net of premium amortization on securities	1,367	501
Loan accretion	(1,899)	(4,142)
Gain on sale of mortgages, net	(20,639)	(13,483)
Origination of loans held for sale, net of repayments	(583,008)	(337,155)
Proceeds from sales of loans held for sale	624,756	341,019
Bank-owned life insurance income	(548)	(590)
(Gain) loss on the sale of other real estate owned, net	(29)	39
Originations of mortgage serving rights	(2,869)	(142)
(Recovery) impairment of mortgage servicing rights	(671)	509
Impairment on fixed assets related to banking center consolidations	1,259	—
Gain on sale of fixed assets	(1,556)	—
Stock-based compensation	1,130	1,227
Operating lease payments	(1,320)	(1,396)
Change in other assets	3,798	(28,953)
Change in other liabilities	(43,262)	36,516
Net cash provided by operating activities	6,364	26,242
Cash flows from investing activities:
Purchase of FHLB stock	(3)	(197)
Proceeds from redemption of FHLB stock	1,003	—
Proceeds from maturities of investment securities held-to-maturity	29,003	15,351
Proceeds from maturities of investment securities available-for-sale	68,626	48,830
Purchase of investment securities held-to-maturity	(174,129)	(25,824)
Purchase of investment securities available-for-sale	(86,199)	(26,485)
Net decrease (increase) in loans	48,553	(91,384)
Sales (purchases) of premises and equipment, net	3,681	(2,161)
Proceeds from sales of other real estate owned	612	228
Net cash used in investing activities	(108,853)	(81,642)
Cash flows from financing activities:
Net increase in deposits	325,418	4,724
Net decrease in repurchase agreements and other short-term borrowings	(3,492)	(33,232)
Advances from FHLB	—	607,000
FHLB repayments	—	(473,169)
Issuance of stock under purchase and equity compensation plans	(1,279)	(457)
Proceeds from exercise of stock options	423	6
Payment of dividends	(6,628)	(6,260)
Repurchase of common stock	—	(19,476)
Net cash provided by financing activities	314,442	79,136
Increase in cash, cash equivalents and restricted cash(1)	211,953	23,736
Cash, cash equivalents and restricted cash at beginning of the year(1)	615,565	120,190
Cash, cash equivalents and restricted cash at end of period(1)	$827,518	$143,926
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$4,304	$8,086
Net tax payment	88	54
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	$1,522	$18
Decrease in loans purchased but not settled	—	(4,450)
Loans transferred from loans held for sale to loans	2,184	376

(1)

Included in restricted cash at March 31, 2021 and 2020 is $5.0 million and $10.0 million, respectively, held in escrow for certain potential liabilities the Company is indemnified for pursuant to the Peoples merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Denver, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 89 banking centers, as of March 31, 2021, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2020 and include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

While general economic conditions have been improving, the COVID-19 pandemic caused substantial disruption to the communities we serve and has changed the way we live and work. The length of the pandemic and the efficacy of the extraordinary government-mandated measures that have been put into place to address it are still unknown, but have already had, and are likely to continue to have, a significant impact to the financial condition and operations of the Company.

GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the fair values of financial instruments, contingent liabilities and the allowance for credit losses (“ACL”). Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2020 and are contained in the Company's Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2020.

Note 2 Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.2 billion at March 31, 2021 and included $0.7 billion of available-for-sale securities and $0.5 billion of held-to-maturity securities. At December 31, 2020, investment securities totaled $1.0 billion and included $0.6 billion of available-for-sale securities and $0.4 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	March 31, 2021
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$228,924	$2,412	$(4,823)	$226,513
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	435,753	7,142	(5,471)	437,424
Municipal securities	362	10	—	372
Corporate debt	2,000	137	—	2,137
Other securities	469	—	—	469
Total investment securities available-for-sale	$667,508	$9,701	$(10,294)	$666,915

	December 31, 2020
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$193,424	$2,952	$(42)	$196,334
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	454,345	8,778	(344)	462,779
Municipal securities	362	13	—	375
Corporate debt	2,000	—	(2)	1,998
Other securities	469	—	—	469
Total investment securities available-for-sale	$650,600	$11,743	$(388)	$661,955

During the three months ended March 31, 2021 and 2020, purchases of available-for-sale securities totaled $86.2 million and $26.5 million, respectively. Maturities and paydowns of available-for-sale securities during the three months ended March 31, 2021 and 2020 totaled $68.6 million and $48.8 million, respectively. There were no sales of available-for-sale securities during the three months ended March 31, 2021 or 2020.

At March 31, 2021 and December 31, 2020, the Company’s available-for-sale investment portfolio was primarily comprised of mortgage-backed securities, and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$167,785	$(4,823)	$—	$—	$167,785	$(4,823)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	130,051	(5,461)	1,899	(10)	131,950	(5,471)
Total	$297,836	$(10,284)	$1,899	$(10)	$299,735	$(10,294)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$26,878	$(42)	$1	$—	$26,879	$(42)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	95,888	(328)	2,138	(16)	98,026	(344)
Corporate debt	1,998	(2)	—	—	1,998	(2)
Total	$124,764	$(372)	$2,139	$(16)	$126,903	$(388)

Management evaluated all of the available-for-sale securities in an unrealized loss position at March 31, 2021 and December 31, 2020. The portfolio included 32 securities, which were in an unrealized loss position at March 31, 2021, compared to 22 securities at December 31, 2020. The unrealized losses in the Company's investment portfolio at March 31, 2021 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $397.6 million and $385.8 million at March 31, 2021 and December 31, 2020, respectively. The Bank may also pledge available-for-sale investment securities as collateral for Federal Home Loan Bank (“FHLB”) advances. No securities were pledged for this purpose at March 31, 2021 or December 31, 2020.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. As of March 31, 2021, municipal securities with an amortized cost and fair value of $0.1 million were due in one year or less and municipal securities with an amortized cost and fair value of $0.3 million were due between one to five years. Corporate debt securities with an amortized costs and fair value of $2.0 million were due after five years through ten years. Other securities with an amortized cost and fair value of $0.5 million as of March 31, 2021, have no stated contractual maturity date.

As of March 31, 2021 and December 31, 2020, accrued interest receivable (“AIR”) from available-for-sale investment securities totaled $1.1 million and $1.1 million, respectively, and was included within other assets on the statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$344,412	$3,687	$(5,730)	$342,369
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	176,411	423	(1,755)	175,079
Total investment securities held-to-maturity	$520,823	$4,110	$(7,485)	$517,448

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$306,187	$4,940	$(197)	$310,930
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	70,428	396	(63)	70,761
Total investment securities held-to-maturity	$376,615	$5,336	$(260)	$381,691

During the three months ended March 31, 2021 and 2020, purchases of held-to-maturity securities totaled $174.1 million and $25.8 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $29.0 million and $15.4 million during the first quarter of 2021 and 2020, respectively.

The held-to-maturity portfolio included 32 securities which were in an unrealized loss position as of March 31, 2021 compared to nine securities at December 31, 2020. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$242,029	$(5,730)	$—	$—	$242,029	$(5,730)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	99,986	(1,755)	—	—	99,986	(1,755)
Total	$342,015	$(7,485)	$—	$—	$342,015	$(7,485)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$53,453	$(197)	$—	$—	$53,453	$(197)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	19,554	(63)	—	—	19,554	(63)
Total	$73,007	$(260)	$—	$—	$73,007	$(260)

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

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $138.6 million and $140.6 million at March 31, 2021 and December 31, 2020, respectively. The Bank may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at March 31, 2021 or December 31, 2020.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

As of March 31, 2021 and December 31, 2020, AIR from held-to-maturity investment securities totaled $0.9 million and $0.7 million, respectively, and was included within other assets on the statements of financial condition.

Note 4 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, cost and fair value marks of $17.8 million and $16.2 million as of March 31, 2021 and December 31, 2020, respectively. Included in commercial loans are loans originated as part of the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) of which $217.7 million, net of fees and costs, were outstanding at March 31, 2021, and were fully guaranteed by the SBA.

	March 31, 2021
	Total loans	% of total
Commercial	$2,976,679	69.2%
Commercial real estate non-owner occupied	634,360	14.7%
Residential real estate	674,142	15.7%
Consumer	18,065	0.4%
Total	$4,303,246	100.0%

	December 31, 2020
	Total loans	% of total
Commercial	$3,044,065	70.0%
Commercial real estate non-owner occupied	631,996	14.5%
Residential real estate	658,659	15.1%
Consumer	19,006	0.4%
Total	$4,353,726	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at March 31, 2021 and December 31, 2020:

	March 31, 2021
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$427	$—	$5,581	$6,008	$1,409,858	$1,415,866
Municipal and non-profit	—	—	—	—	851,033	851,033
Owner occupied commercial real estate	—	—	5,401	5,401	521,831	527,232
Food and agribusiness	183	—	82	265	182,283	182,548
Total commercial	610	—	11,064	11,674	2,965,005	2,976,679
Commercial real estate non-owner occupied:
Construction	—	—	—	—	55,114	55,114
Acquisition/development	—	—	3	3	21,849	21,852
Multifamily	—	—	—	—	98,917	98,917
Non-owner occupied	258	411	135	804	457,673	458,477
Total commercial real estate	258	411	138	807	633,553	634,360
Residential real estate:
Senior lien	922	593	4,583	6,098	601,321	607,419
Junior lien	41	17	581	639	66,084	66,723
Total residential real estate	963	610	5,164	6,737	667,405	674,142
Consumer	36	—	8	44	18,021	18,065
Total loans	$1,867	$1,021	$16,374	$19,262	$4,283,984	$4,303,246

	December 31, 2020
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$170	$—	$6,312	$6,482	$1,440,256	$1,446,738
Municipal and non-profit	—	—	—	—	870,791	870,791
Owner occupied commercial real estate	—	—	5,450	5,450	510,789	516,239
Food and agribusiness	146	—	422	568	209,729	210,297
Total commercial	316	—	12,184	12,500	3,031,565	3,044,065
Commercial real estate non-owner occupied:
Construction	—	—	—	—	91,125	91,125
Acquisition/development	—	—	6	6	24,665	24,671
Multifamily	—	—	1,523	1,523	67,233	68,756
Non-owner occupied	—	—	135	135	447,309	447,444
Total commercial real estate	—	—	1,664	1,664	630,332	631,996
Residential real estate:
Senior lien	527	160	5,820	6,507	577,764	584,271
Junior lien	95	—	709	804	73,584	74,388
Total residential real estate	622	160	6,529	7,311	651,348	658,659
Consumer	30	2	10	42	18,964	19,006
Total loans	$968	$162	$20,387	$21,517	$4,332,209	$4,353,726

	March 31, 2021
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$5,581	$—	$5,581
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	3,260	2,141	5,401
Food and agribusiness	82	—	82
Total commercial	8,923	2,141	11,064
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	3	—	3
Multifamily	—	—	—
Non-owner occupied	135	—	135
Total commercial real estate	138	—	138
Residential real estate:
Senior lien	3,853	730	4,583
Junior lien	581	—	581
Total residential real estate	4,434	730	5,164
Consumer	8	—	8
Total loans	$13,503	$2,871	$16,374

	December 31, 2020
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$6,080	$232	$6,312
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	2,698	2,752	5,450
Food and agribusiness	88	334	422
Total commercial	8,866	3,318	12,184
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	6	—	6
Multifamily	—	1,523	1,523
Non-owner occupied	135	—	135
Total commercial real estate	141	1,523	1,664
Residential real estate:
Senior lien	4,158	1,662	5,820
Junior lien	709	—	709
Total residential real estate	4,867	1,662	6,529
Consumer	10	—	10
Total loans	$13,884	$6,503	$20,387

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include non-accrual loans and troubled debt restructurings (“TDRs”) on non-accrual status. There was no interest income recognized from non-accrual loans during the three months ended March 31, 2021 or 2020.

The Company’s internal risk rating system uses a series of grades, which reflect our assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements and are categorized as “Pass”, “Special mention”, “Substandard” and “Doubtful”. For a description of the general characteristics of the risk grades, refer to note 2 Summary of Significant Accounting Policies in our audited consolidated financial statements in our 2020 Annual Report on Form 10-K.

The amortized cost basis for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following tables as of March 31, 2021 and December 31, 2020:

	March 31, 2021
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2021	2020	2019	2018	2017	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$152,099	$283,047	$207,700	$181,981	$78,209	$30,343	$422,318	$15,347	$1,371,044
Special mention	—	—	3,268	7,273	4,753	6,186	1,993	335	23,808
Substandard	240	25	1,347	893	11,700	4,542	1,100	—	19,847
Doubtful	—	—	—	43	310	785	29	—	1,167
Total commercial and industrial	152,339	283,072	212,315	190,190	94,972	41,856	425,440	15,682	1,415,866
Municipal and non-profit:
Pass	31,543	90,017	89,670	124,444	155,242	359,392	725	—	851,033
Total municipal and non-profit	31,543	90,017	89,670	124,444	155,242	359,392	725	—	851,033
Owner occupied commercial real estate:
Pass	11,308	112,877	105,939	85,059	49,485	115,521	2,497	—	482,686
Special mention	—	1,581	3,747	5,019	1,488	22,307	—	—	34,142
Substandard	—	—	1,900	3,885	243	3,754	—	—	9,782
Doubtful	—	—	587	—	—	35	—	—	622
Total owner occupied commercial real estate	11,308	114,458	112,173	93,963	51,216	141,617	2,497	—	527,232
Food and agribusiness:
Pass	391	27,945	8,743	18,501	6,746	31,761	87,247	86	181,420
Special mention	—	—	—	—	—	219	—	—	219
Substandard	—	—	—	—	277	632	—	—	909
Total food and agribusiness	391	27,945	8,743	18,501	7,023	32,612	87,247	86	182,548
Total commercial	195,581	515,492	422,901	427,098	308,453	575,477	515,909	15,768	2,976,679
Commercial real estate non-owner occupied:
Construction:
Pass	16	4,612	47,167	—	228	—	3,091	—	55,114
Total construction	16	4,612	47,167	—	228	—	3,091	—	55,114
Acquisition/development:
Pass	1,000	768	1,966	1,944	8,286	7,736	5	—	21,705
Special mention	—	—	—	—	—	108	—	—	108
Substandard	—	—	—	—	—	39	—	—	39
Total acquisition/development	1,000	768	1,966	1,944	8,286	7,883	5	—	21,852
Multifamily:
Pass	1,495	29,708	14,873	13,685	208	38,524	—	—	98,493
Special mention	—	—	—	—	—	424	—	—	424
Total multifamily	1,495	29,708	14,873	13,685	208	38,948	—	—	98,917
Non-owner occupied
Pass	8,117	60,577	92,690	27,874	101,602	133,069	4,008	—	427,937
Special mention	—	—	5,744	5,760	9,866	4,034	100	—	25,504
Substandard	—	—	—	763	—	4,273	—	—	5,036
Total non-owner occupied	8,117	60,577	98,434	34,397	111,468	141,376	4,108	—	458,477
Total commercial real estate non-owner occupied	10,628	95,665	162,440	50,026	120,190	188,207	7,204	—	634,360
Residential real estate:
Senior lien
Pass	82,016	125,137	61,953	32,804	43,271	234,894	21,002	172	601,249
Special mention	—	—	—	—	—	468	—	—	468
Substandard	—	199	807	20	312	4,364	—	—	5,702
Total senior lien	82,016	125,336	62,760	32,824	43,583	239,726	21,002	172	607,419
Junior lien
Pass	360	3,140	3,784	2,430	1,424	4,628	49,285	647	65,698
Special mention	—	—	—	—	—	21	342	—	363
Substandard	9	21	110	99	172	251	—	—	662
Total junior lien	369	3,161	3,894	2,529	1,596	4,900	49,627	647	66,723
Total residential real estate	82,385	128,497	66,654	35,353	45,179	244,626	70,629	819	674,142
Consumer
Pass	2,031	8,046	2,683	1,411	354	808	2,674	14	18,021
Substandard	—	—	—	37	—	7	—	—	44
Total consumer	2,031	8,046	2,683	1,448	354	815	2,674	14	18,065
Total loans	$290,625	$747,700	$654,678	$513,925	$474,176	$1,009,125	$596,416	$16,601	$4,303,246

	December 31, 2020
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$372,041	$212,388	$189,753	$93,822	$15,145	$17,662	$499,283	$991	$1,401,085
Special mention	—	1,445	7,381	4,845	5,810	729	2,329	1,478	24,017
Substandard	23	1,238	925	11,885	56	4,840	1,341	—	20,308
Doubtful	—	—	34	456	—	809	29	—	1,328
Total commercial and industrial	372,064	215,071	198,093	111,008	21,011	24,040	502,982	2,469	1,446,738
Municipal and non-profit:
Pass	131,961	91,911	125,247	156,275	124,269	238,453	2,675	—	870,791
Total municipal and non-profit	131,961	91,911	125,247	156,275	124,269	238,453	2,675	—	870,791
Owner occupied commercial real estate:
Pass	100,791	107,558	90,398	53,131	32,648	87,758	1,401	—	473,685
Special mention	1,581	2,236	2,714	544	3,254	19,341	—	—	29,670
Substandard	—	1,988	6,211	251	93	3,802	—	—	12,345
Doubtful	—	511	—	—	—	28	—	—	539
Total owner occupied commercial real estate	102,372	112,293	99,323	53,926	35,995	110,929	1,401	—	516,239
Food and agribusiness:
Pass	28,139	9,198	20,242	7,198	9,556	28,330	106,007	126	208,796
Special mention	—	—	—	—	—	222	—	—	222
Substandard	—	—	—	302	—	977	—	—	1,279
Total food and agribusiness	28,139	9,198	20,242	7,500	9,556	29,529	106,007	126	210,297
Total commercial	634,536	428,473	442,905	328,709	190,831	402,951	613,065	2,595	3,044,065
Commercial real estate non-owner occupied:
Construction:
Pass	15,841	49,658	17,349	4,072	—	—	2,006	1,807	90,733
Special mention	392	—	—	—	—	—	—	—	392
Total construction	16,233	49,658	17,349	4,072	—	—	2,006	1,807	91,125
Acquisition/development:
Pass	3,762	1,997	1,947	8,373	4,559	3,694	11	—	24,343
Special mention	—	—	—	34	—	253	—	—	287
Substandard	—	—	—	—	—	41	—	—	41
Total acquisition/development	3,762	1,997	1,947	8,407	4,559	3,988	11	—	24,671
Multifamily:
Pass	29,738	13,670	137	212	18,050	4,990	—	—	66,797
Special mention	—	—	—	—	—	436	—	—	436
Substandard	—	—	—	—	—	1,523	—	—	1,523
Total multifamily	29,738	13,670	137	212	18,050	6,949	—	—	68,756
Non-owner occupied
Pass	51,445	92,225	25,362	86,975	26,613	118,144	3,083	643	404,490
Special mention	70	5,458	5,841	22,737	—	3,662	100	—	37,868
Substandard	—	—	779	—	3,937	370	—	—	5,086
Total non-owner occupied	51,515	97,683	31,982	109,712	30,550	122,176	3,183	643	447,444
Total commercial real estate non-owner occupied	101,248	163,008	51,415	122,403	53,159	133,113	5,200	2,450	631,996
Residential real estate:
Senior lien
Pass	129,551	76,504	36,493	47,887	88,358	173,091	24,884	218	576,986
Special mention	—	—	—	—	—	463	—	—	463
Substandard	95	818	20	1,232	550	4,107	—	—	6,822
Total senior lien	129,646	77,322	36,513	49,119	88,908	177,661	24,884	218	584,271
Junior lien
Pass	3,479	4,217	2,553	1,775	1,226	3,760	55,860	365	73,235
Special mention	—	—	—	—	—	21	341	—	362
Substandard	—	112	101	177	55	287	—	59	791
Total junior lien	3,479	4,329	2,654	1,952	1,281	4,068	56,201	424	74,388
Total residential real estate	133,125	81,651	39,167	51,071	90,189	181,729	81,085	642	658,659
Consumer
Pass	9,777	3,348	1,674	489	329	623	2,700	19	18,959
Substandard	—	—	37	—	2	8	—	—	47
Total consumer	9,777	3,348	1,711	489	331	631	2,700	19	19,006
Total loans	$878,686	$676,480	$535,198	$502,672	$334,510	$718,424	$702,050	$5,706	$4,353,726

Loans evaluated individually

We evaluate loans individually when they no longer share risk characteristics with pooled loans. These loans include loans on non-accrual status, loans in bankruptcy, and TDRs as described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted expected cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral-dependent loans.

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at March 31, 2021 and December 31, 2020:

	March 31, 2021
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$8,216	$2,412	$10,628
Owner-occupied commercial real estate	3,409	284	3,693
Total Commercial	11,625	2,696	14,321
Commercial real estate non owner-occupied
Acquisition/development	1,296	—	1,296
Total commercial real estate	1,296	—	1,296
Residential real estate
Senior lien	1,993	—	1,993
Total residential real estate	1,993	—	1,993
Total loans	$14,914	$2,696	$17,610

	December 31, 2020
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$7,579	$3,005	$10,584
Owner-occupied commercial real estate	3,701	284	3,985
Food and agribusiness	334	—	334
Total Commercial	11,614	3,289	14,903
Commercial real estate non owner-occupied
Acquisition/development	1,573	—	1,573
Multifamily	1,523	—	1,523
Total commercial real estate	3,096	—	3,096
Residential real estate
Senior lien	2,021	—	2,021
Total residential real estate	2,021	—	2,021
Total loans	$16,731	$3,289	$20,020

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

The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as TDRs under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments. The Company modified 10 loans totaling $1.4 million during the three months ended March 31, 2021 and four loans totaling $122 thousand during the three months ended March 31, 2020, due to the effects of the COVID-19 pandemic, that were not classified as TDRs. Modified loans that remained on a payment deferral plan at March 31, 2021 totaled $144.1 million, or 3.3% of the total loan portfolio. Of those loans, principal payment deferrals totaled $139.2 million and full payment deferrals totaled $4.9 million. At March 31, 2021, 6.4% of loan modifications related to COVID-19 were subsequently modified. All COVID-19 modified loans were classified as performing as of March 31, 2021. At December 31, 2020, modified loans that remained on a payment deferral plan totaled $173.6 million, or 4.0% of the total loan portfolio, of which 26.2% were subsequently modified.

During the three months ended March 31, 2021, the Company restructured five loans with an amortized cost basis of $2.6 million to facilitate repayment that are considered TDRs. Loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. The tables below provide additional information related to accruing TDRs at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$8,718	$8,803	$9,127	$150
Commercial real estate non-owner occupied	2,232	2,287	3,668	—
Residential real estate	2,836	2,850	3,664	35
Consumer	37	37	39	—
Total	$13,823	$13,977	$16,498	$185

	December 31, 2020
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$9,387	$9,544	$9,978	$150
Commercial real estate non-owner occupied	2,400	2,351	4,105	—
Residential real estate	2,121	2,185	2,922	12
Consumer	37	37	37	—
Total	$13,945	$14,117	$17,042	$162

The following table summarizes the Company’s carrying value of non-accrual TDRs as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Commercial	$2,666	$3,397
Commercial real estate non-owner occupied	123	1,644
Residential real estate	2,147	3,156
Consumer	—	—
Total non-accruing TDRs	$4,936	$8,197

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had two TDRs totaling $1.6 million that were modified within the past twelve months and had defaulted on their restructured terms during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company had five TDRs totaling $0.8 million that were modified within the past twelve months and had defaulted on their restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDRs.

Note 5 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended March 31, 2021
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,376	$17,448	$11,492	$461	$59,777
Charge-offs	(160)	—	(22)	(120)	(302)
Recoveries	129	6	8	39	182
Provision (release) expense	(2,260)	(2,400)	68	(8)	(4,600)
Ending balance	$28,085	$15,054	$11,546	$372	$55,057

	Three months ended March 31, 2020
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,442	$4,850	$3,468	$304	$39,064
Cumulative effect adjustment(1)	(1,299)	1,666	5,314	155	5,836
Charge-offs	(218)	—	(28)	(251)	(497)
Recoveries	91	—	5	48	144
Provision expense	1,541	2,762	1,937	169	6,409
Ending balance	$30,557	$9,278	$10,696	$425	$50,956

(1)	Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments.

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

Net charge-offs on loans during the three months ended March 31, 2021 and 2020 were $0.1 million and $0.4 million, respectively. The Company recorded $4.6 million of provision release during the three months ended March 31, 2021 driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. Included in the first quarter of 2021 was $1.0 million of provision expense for unfunded loan commitment reserves. Provision expense for loan losses totaled $6.2 million, net of a $0.2 million reduction in unfunded loan commitment reserves, for the three months ended March 31, 2020 to support originated loan growth and provide coverage for the impact of deterioration in the macro-economic environment as a result of COVID-19.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of March 31, 2021 and December 31, 2020, AIR from loans totaled $18.5 million and $16.7 million, respectively.

Note 6 Other Real Estate Owned

A summary of the activity in other real estate owned (“OREO”) during the three months ended March 31, 2021 and 2020 is as follows:

	For the three months ended March 31,
	2021	2020
Beginning balance	$4,730	$7,300
Transfers from loan portfolio, at fair value	1,522	18
Sales	(583)	(267)
Ending balance	$5,669	$7,051

During the three months ended March 31, 2021 and 2020, the Company sold OREO properties with net book balances of $0.6 million and $0.3 million, respectively. Sales of OREO properties resulted in net OREO gains of $29 thousand and net OREO losses of $39 thousand during the three months ended March 31, 2021 and 2020, respectively, which were included in the consolidated statements of operations.

Note 7 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with our acquisitions, the Company recorded goodwill of $115.0 million. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three months ended March 31, 2021 or the year ended December 31, 2020.

The gross carrying amount of the core deposit intangibles and the associated accumulated amortization at March 31, 2021 and December 31, 2020, are presented as follows:

	March 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$(41,581)	$7,253	$48,834	$(41,286)	$7,548

The Company is amortizing the core deposit intangibles from acquisitions on a straight line basis over 7-10 years from the date of the respective acquisition, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $0.3 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively.

The following table shows the estimated future amortization expense for the core deposit intangibles as of March 31, 2021:

Years ending December 31,	Amount
For the nine months ending December 31, 2021	$887
For the year ending December 31, 2022	1,127
For the year ending December 31, 2023	1,048
For the year ending December 31, 2024	1,048
For the year ending December 31, 2025	1,048

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $1.6 billion and $301.8 million at March 31, 2021 and 2020, respectively.

Below are the changes in the MSRs for the periods presented:

	For the three months ended March 31,
	2021	2020
Beginning balance	$10,380	$2,630
Originations	2,869	142
Recovery (impairment)	671	(509)
Amortization	(968)	(210)
Ending balance	12,952	2,053
Fair value of mortgage servicing rights	$16,171	$2,053

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 11.2% to 17.5% for the March 31, 2021 valuation. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 16.9% to 21.4% for the March 31, 2020 valuation. Included in mortgage banking income in the consolidated statements of operations were servicing income of $1.0 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

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

The following table shows the estimated future amortization expense for the MSRs as of March 31, 2021:

Years ending December 31,	Amount
For the nine months ending December 31, 2021	$1,452
For the year ending December 31, 2022	1,723
For the year ending December 31, 2023	1,470
For the year ending December 31, 2024	1,254
For the year ending December 31, 2025	1,070

Note 8 Borrowings

The Company enters into repurchase agreements to facilitate the needs of its clients. As of March 31, 2021 and December 31, 2020, the Company sold securities under agreements to repurchase totaling $19.4 million and $22.9 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $26.3 million and $27.7 million as of March 31, 2021 and December 31, 2020, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of March 31, 2021 and December 31, 2020, the Company had $6.3 million and $2.1 million, respectively, of excess collateral pledged for repurchase agreements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $0.9 billion at March 31, 2021. The Bank may utilize its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At March 31, 2021 and December 31, 2020, the Bank had no outstanding borrowings from the FHLB. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at March 31, 2021 or December 31, 2020. Loans pledged were $1.2 billion at both March 31, 2021 and December 31, 2020. There was no interest expense related to FHLB advances and other short-term borrowings for the three months ended March 31, 2021, compared to $0.9 million during the three months ended March 31, 2020.

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

Under the Basel III requirements, at March 31, 2021 and December 31, 2020, the Company and the Bank met all capital requirements including the capital conservation buffer of 2.5%. The Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	March 31, 2021
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.8%	$716,296	N/A	N/A	4.0%	$265,237
NBH Bank	9.3%	613,997	5.0%	$331,432	4.0%	265,146
Common equity tier 1 risk based capital:
Consolidated	15.2%	$716,296	N/A	N/A	7.0%	$329,283
NBH Bank	13.1%	613,997	6.5%	$305,484	7.0%	328,983
Tier 1 risk based capital ratio:
Consolidated	15.2%	$716,296	N/A	N/A	8.5%	$399,843
NBH Bank	13.1%	613,997	8.0%	$375,980	8.5%	399,479
Total risk based capital ratio:
Consolidated	16.3%	$766,992	N/A	N/A	10.5%	$493,924
NBH Bank	14.1%	664,692	10.0%	$469,975	10.5%	493,474

	December 31, 2020
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.7%	$696,311	N/A	N/A	4.0%	$260,370
NBH Bank	9.2%	600,622	5.0%	$325,447	4.0%	260,358
Common equity tier 1 risk based capital:
Consolidated	14.7%	$696,311	N/A	N/A	7.0%	$331,632
NBH Bank	12.7%	600,622	6.5%	$307,631	7.0%	331,295
Tier 1 risk based capital ratio:
Consolidated	14.7%	$696,311	N/A	N/A	8.5%	$402,696
NBH Bank	12.7%	600,622	8.0%	$378,623	8.5%	402,287
Total risk based capital ratio:
Consolidated	15.8%	$749,899	N/A	N/A	10.5%	$497,448
NBH Bank	13.8%	654,209	10.0%	$473,279	10.5%	496,943

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
	2021	2020
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$3,951	$4,665
Bank card fees	4,073	3,513
Non-interest income (in-scope of Topic 606)	8,024	8,178
Non-interest income (out-of-scope of Topic 606)	25,337	15,354
Total non-interest income	$33,361	$23,532
Non-interest expense
In-scope of Topic 606:
Gain (loss) on OREO sales, net	$29	$(39)
Total revenue in-scope of Topic 606	$8,053	$8,139

Contract acquisition costs

The Company utilizes the practical expedient which allows entities to expense immediately contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs.

Note 11 Stock-based Compensation and Benefits

The Company provides stock-based compensation in accordance with shareholder-approved plans and is authorized to issue awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons.

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

The following table summarizes stock option activity for the three months ended March 31, 2021:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2020	768,129	$26.35	6.91	$5,224
Granted	—	—
Exercised	(35,892)	24.74
Forfeited	(6,131)	29.71
Outstanding at March 31, 2021	726,106	$26.40	6.85	$9,641
Options exercisable at March 31, 2021	376,186	25.71	5.30	5,257
Options vested and expected to vest	702,720	26.43	6.78	9,311

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $140 thousand and $208 thousand for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.8 years.

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1-3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

The Company grants performance stock units which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. For awards granted prior to 2020, 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date.

In establishing the PSU components during 2021 and 2020, the Compensation Committee determined the EPS target portion of the award would not be an effective metric in light of economic uncertainty surrounding COVID-19. Consequently, the Compensation Committee granted an award based upon a relative return on tangible assets (“ROTA”). Annually, the Company’s ROTA will be compared to the respective ROTA of companies comprising the KBW Regional Index. At the end of the measurement period, the Company’s ranking will be averaged to determine the shares awarded. The fair value of the ROTA award was determined based on the closing stock price of the Company’s common stock on the grant date.

The weighted-average grant date fair value per unit for the ROTA target portion and the TSR target portion granted during 2020 was $28.43 and $24.58, respectively. The initial weighted-average performance price for the TSR target portion granted during 2020 was $35.95. During the three months ended March 31, 2021, the Company awarded an additional 30,024 units due to final performance results related to performance stock units granted in 2018.

The following table summarizes restricted stock and performance stock unit activity during the three months ended March 31, 2021:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2020	166,630	$27.42	184,837	$29.21
Granted	890	39.27	—	—
Adjustment due to performance	—	—	30,024	30.38
Vested	—	—	(90,016)	30.38
Forfeited	(4,061)	28.60	(1,669)	29.31
Unvested at March 31, 2021	163,459	$27.45	123,176	$28.65

As of March 31, 2021, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $1.5 million and $2.0 million, respectively, and is expected to be recognized over a weighted average period of approximately 1.9 years and 1.6 years, respectively. Expense related to non-vested restricted stock awards totaled $0.6 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively. Expense related to non-vested performance stock units totaled $0.4 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 293,905 was available for issuance at March 31, 2021.

Under the ESPP, employees purchased 8,971 shares and 8,890 shares during the three months ended March 31, 2021 and 2020, respectively.

Note 12 Common Stock

The Company had 30,715,790 and 30,634,291 shares of Class A common stock outstanding at March 31, 2021 and December 31, 2020, respectively. Additionally, the Company had 163,459 and 166,630 shares outstanding at March 31, 2021 and December 31, 2020, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On February 24, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $75.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The new program of $75.0 million replaces the previously authorized $50.0 million stock repurchase program announced in February 2020 in its entirety. The remaining authorization under the new program as of March 31, 2021 was $75.0 million.

Note 13 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 30,715,790 and 30,483,361 shares of Class A common stock outstanding as of March 31, 2021 and 2020, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 2021 and 2020.

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

	For the three months ended
	March 31, 2021	March 31, 2020
Net income	$26,812	$15,824
Less: income allocated to participating securities	(34)	(24)
Income allocated to common shareholders	$26,778	$15,800
Weighted average shares outstanding for basic earnings per common share	30,828,262	31,157,476
Dilutive effect of equity awards	315,060	203,820
Weighted average shares outstanding for diluted earnings per common share	31,143,322	31,361,296
Basic earnings per share	$0.87	$0.51
Diluted earnings per share	0.86	0.50

The Company had 726,106 and 652,309 outstanding stock options to purchase common stock at weighted average exercise prices of $26.40 and $26.69 per share at March 31, 2021 and 2020, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 286,635 and 243,481 unvested restricted shares and performance stock units issued as of March 31, 2021 and 2020, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of March 31, 2021 and December 31, 2020. Information about the valuation methods used to measure fair value is provided in note 16.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	location	2021	2020	Location	2021	2020
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$466	$—	Other liabilities	$16,632	$38,884
Total derivatives designated as hedging instruments		$466	$—		$16,632	$38,884

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$12,000	$18,149	Other liabilities	$12,023	$18,176
Interest rate lock commitments	Other assets	3,225	7,001	Other liabilities	326	298
Forward contracts	Other assets	3,462	—	Other liabilities	2	2,622
Total derivatives not designated as hedging instruments		$18,687	$25,150		$12,351	$21,096

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2021, the Company had interest rate swaps with a notional amount of $342.6 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2020, the Company had interest rate swaps with a notional amount of $387.1 million that were designated as fair value hedges. These interest rate swaps were associated with $345.3 million and $389.9 million of the Company’s fixed-rate loans as of March 31, 2021 and December 31, 2020, respectively, before a gain of $21.5 million and $40.1 million from the fair value hedge adjustment in the carrying amount, included in loans receivable on the statements of financial condition as of March 31, 2021 and December 31, 2020, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2021, the Company had matched interest rate swap transactions with an aggregate notional amount of $411.8 million related to this program. As of December 31, 2020, the Company had matched interest rate swap transactions with an aggregate notional amount of $456.0 million related to this program.

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

The Company had interest rate lock commitments with a notional value of $241.1 million and forward contracts with a notional value of $340.8 million at March 31, 2021. At December 31, 2020, the Company had interest rate lock commitments with a notional value of $258.8 million and forward contracts with a notional value of $375.3 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended March 31,
hedging relationships	derivatives	2021	2020
Interest rate products	Interest and fees on loans	$20,872	$(34,770)
Total		$20,872	$(34,770)

	Location of gain (loss)	Amount of (loss) gain recognized in income on hedged items
	recognized in income on	For the three months ended March 31,
Hedged items	hedged items	2021	2020
Interest rate products	Interest and fees on loans	$(18,569)	$33,778
Total		$(18,569)	$33,778

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended March 31,
as hedging instruments	derivatives	2021	2020
Interest rate products	Other non-interest expense	$5	$(23)
Interest rate lock commitments	Mortgage banking income	(4,073)	7,503
Forward contracts	Mortgage banking income	6,082	(5,707)
Total		$2,014	$1,773

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

As of March 31, 2021, the termination value of derivatives in a net liability position related to these agreements was $29.8 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and as of March 31, 2021, the Company had posted $35.1 million in eligible collateral. If the Company had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Commitments to fund loans	$347,182	$311,237
Unfunded commitments under lines of credit	569,773	537,325
Commercial and standby letters of credit	7,983	7,320
Total unfunded commitments	$924,938	$855,882

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. Charges against the reserve during the three months ended March 31, 2021 and 2020 totaling $126 thousand and $78 thousand, respectively, were primarily driven by early payoffs. The repurchase reserve is included in other liabilities on the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended March 31,
	2021	2020
Beginning balance	$2,741	$2,589
Provision charged to operating expense, net	5	279
Charge-offs	(126)	(78)
Ending balance	$2,620	$2,790

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the three months ended March 31, 2021 and 2020, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At March 31, 2021 and December 31, 2020, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 88.0% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$226,513	$—	$226,513
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	437,424	—	437,424
Municipal securities	—	315	—	315
Corporate debt	—	2,137	—	2,137
Loans held for sale	—	228,888	—	228,888
Interest rate swap derivatives	—	12,466	—	12,466
Mortgage banking derivatives	—	—	6,687	6,687
Total assets at fair value	$—	$907,743	$6,687	$914,430
Liabilities:
Interest rate swap derivatives	$—	$28,655	$—	$28,655
Mortgage banking derivatives	—	—	328	328
Total liabilities at fair value	$—	$28,655	$328	$28,983

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$196,334	$—	$196,334
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	462,779	—	462,779
Municipal securities	—	318	—	318
Corporate debt	—	1,998	—	1,998
Loans held for sale	—	247,813	—	247,813
Interest rate swap derivatives	—	18,149	—	18,149
Mortgage banking derivatives	—	—	7,001	7,001
Total assets at fair value	$—	$927,391	$7,001	$934,392
Liabilities:
Interest rate swap derivatives	$—	$57,060	$—	$57,060
Mortgage banking derivatives	—	—	2,920	2,920
Total liabilities at fair value	$—	$57,060	$2,920	$59,980

The table below details the changes in level 3 financial instruments during the three months ended March 31, 2021:

Mortgage banking
derivatives, net
Balance at December 31, 2020	$4,081
Gain included in earnings, net	2,009
Fees and costs included in earnings, net	269
Balance at March 31, 2021	$6,359

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 6% - 26% with a weighted average discount rate of 14.1%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At March 31, 2021, the Company recorded a specific reserve of $1.8 million related to six loans with a carrying balance of $7.2 million. At March 31, 2020, the Company recorded a specific reserve of $1.3 million related to seven loans with a carrying balance of $5.2 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 8.7%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. There was no OREO impairment during the three months ended March 31, 2021 or 2020. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.5% with a weighted average rate of 9.51% at March 31, 2021 and prepayment speed assumption ranges of 11.2% to 17.5% with a weighted average rate of 11.4% at March 31, 2021 as inputs. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance included in mortgage banking income on the consolidated statements of operations. There was no MSR impairment during the three months ended March 31, 2021. MSR impairment during the three months ended March 31, 2020 totaled $509 thousand. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

Premises and equipment—During the first quarter of 2021, the Company approved plans to consolidate seven banking centers. Premises and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process that considers current local commercial real estate market conditions, the judgment of the sales agent and often involves obtaining third-party appraisals from certified real estate appraisers. These fair value measurements are classified as level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. As of March 31, 2021, the Company recognized $1.3 million of impairment in its unaudited consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $5.6 million.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding the assets recorded at fair value on a non-recurring basis during the three months ended March 31, 2021 and 2020:

	March 31, 2021
	Total	Losses from fair value changes
Individually evaluated loans	$24,636	$302
Premises and equipment	5,569	1,259
Total	$30,205	$1,561

	March 31, 2020
	Total	Losses from fair value changes
Individually evaluated loans	$35,935	$497
Mortgage servicing rights	2,053	509
Total	$37,988	$1,006

The Company did not record any liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2021 and 2020.

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

The fair value of financial instruments at March 31, 2021 and December 31, 2020 are set forth below:

	Level in fair value	March 31, 2021		December 31, 2020
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$822,518	$822,518	$605,565	$605,565
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	226,513	226,513	196,334	196,334
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	437,424	437,424	462,779	462,779
Municipal securities available-for-sale	Level 2	315	315	318	318
Municipal securities available-for-sale	Level 3	57	57	57	57
Corporate debt	Level 2	2,137	2,137	1,998	1,998
Other available-for-sale securities	Level 3	469	469	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	344,412	342,369	306,187	310,930
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	176,411	175,079	70,428	70,761
Non-marketable securities	Level 2	15,493	15,493	16,493	16,493
Loans receivable	Level 3	4,303,246	4,389,925	4,353,726	4,511,357
Loans held for sale	Level 2	228,888	228,888	247,813	247,813
Accrued interest receivable	Level 2	20,878	20,878	18,795	18,795
Interest rate swap derivatives	Level 2	12,466	12,466	18,149	18,149
Mortgage banking derivatives	Level 3	6,687	6,687	7,001	7,001
LIABILITIES
Deposit transaction accounts	Level 2	5,052,974	5,052,974	4,690,100	4,690,100
Time deposits	Level 2	948,676	953,688	986,132	993,070
Securities sold under agreements to repurchase	Level 2	19,405	19,405	22,897	22,897
Federal Home Loan Bank advances	Level 2	—	—	—	—
Accrued interest payable	Level 2	6,450	6,450	6,762	6,762
Interest rate swap derivatives	Level 2	28,655	28,655	57,060	57,060
Mortgage banking derivatives	Level 3	328	328	2,920	2,920

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2021, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2020, 2019 and 2018. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A “Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We also believe that our established presence in our core markets of Colorado, the greater Kansas City region, Texas, Utah and New Mexico, which are outperforming national averages, positions us well for growth opportunities. As of March 31, 2021, we had $6.9 billion in assets, $4.3 billion in loans, $6.0 billion in deposits and $0.8 billion in equity.

Operating Highlights and Key Challenges

   Profitability and returns

●	Net income was $26.8 million, or $0.86 per diluted share, for the first quarter of 2021, compared to net income of $15.8 million, or $0.50 per diluted share, for the first quarter of 2020.
●	The return on average tangible assets was 1.65% for the first quarter of 2021, compared to 1.12% for the first quarter of 2020.
●	The return on average tangible common equity was 15.2% for the first quarter of 2021, compared to 9.79% for the first quarter of 2020.

   Strategic execution

●	Continue to proactively address the impacts of the COVID-19 pandemic by executing on our priorities.
●

As part of our continued focus on improving operating efficiencies and investing in digital solutions for our clients, during the first quarter of 2021, we approved plans to consolidate seven banking centers. An impairment charge of $1.3 million was recorded to non-interest expense during the first quarter of 2021 related to the consolidations.

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

   Loan portfolio

●

We continue to take a very careful approach to extending new credit as well as continuing an intense focus on managing credit risk and yield. Total loans ended the quarter at $4.3 billion and decreased $50.5 million, or 4.7% annualized, since December 31, 2020. Excluding PPP loans, total loans decreased by $92.1 million, or 8.9% annualized.

●	Total loan originations during the first quarter of 2021 were $294.2 million, which included PPP loan originations of $121.1 million.
●	COVID-related loan modifications are handled individually on a relationship basis. As of March 31, 2021, $144.1 million, or 3.3%, of total loans were on a COVID-related modification plan.

   Credit quality

●

Allowance for credit losses totaled 1.28% of total loans at March 31, 2021, compared to 1.37% at December 31, 2020. Excluding PPP loans, the ACL totaled 1.35% of total loans at March 31, 2021, compared to 1.43% at December 31, 2020.

●

During the first quarter of 2021, the Company recorded $4.6 million of provision release, partially offset by $1.0 million of provision expense for unfunded loan commitment reserves, driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. The first quarter of 2020 included provision expense of $6.2 million, net of a $0.2 million reduction in unfunded loan commitment reserves, driven by deteriorating economic conditions caused by the impact of COVID-19.

●	Net charge-offs to average total loans for the three months ended March 31, 2021 totaled 0.01%, annualized, compared to 0.06% for the full year ended December 31, 2020.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual TDRs) improved to 0.38% of total loans, compared to 0.47% at December 31, 2020. Non-performing assets to total loans and OREO improved to 0.51% at March 31, 2021, compared to 0.58% at December 31, 2020. Excluding PPP loans, non-performing loans to total loans were 0.40%, and non-performing assets to total loans and OREO were 0.54% at March 31, 2021.

   Client deposit funded balance sheet

●	Average transaction deposits for the first quarter of 2021 totaled $4.8 billion, increasing 32.4%, compared to $3.6 billion for the same period in the prior year.
●	Average total deposits for the first quarter of 2021 totaled $5.8 billion, increasing $1.1 billion, compared to the first quarter of 2020.
●	The mix of transaction deposits to total deposits improved 640 basis points to 84.2% at March 31, 2021.
●	Cost of deposits totaled 0.28%, decreasing five basis points from December 31, 2020.

   Revenues

●

Fully taxable equivalent (“FTE”) net interest income totaled $46.5 million for the first quarter of 2021 and decreased $5.1 million, or 9.9%, compared to the first quarter of 2020 primarily due to the decline in short-term interest rates as a result of monetary policy actions by the Federal Reserve during 2020.

●

The FTE net interest margin narrowed 85 basis points to 3.02% for the three months ended March 31, 2021, as compared to the same period in the prior year due to lower earning asset yields. The yield on earning assets decreased 122 basis points, led by a 46 basis point decrease in the originated loan portfolio yields and the remix of assets into lower-yielding cash balances. The cost of funds decreased 40 basis points to 0.28%.

●

Non-interest income totaled $33.4 million during the three months ended March 31, 2021, increasing $9.9 million, or 41.8%, compared to the three months ended March 31, 2020, primarily driven by an increase in mortgage banking income and gains on fixed assets sales.

   Expenses

●

Non-interest expense totaled $49.7 million during the three months ended March 31, 2021, representing an increase of $1.0 million, or 2.0%, compared to the three months ended March 31, 2020 due to $1.3 million of banking center consolidation-related expense. Occupancy and equipment decreased $0.3 million largely due to efficiencies gained from the completion of previously announced banking center consolidations.

●

Income tax expense totaled $5.7 million during the three months ended March 31, 2021, compared to $3.2 million during the three months ended March 31, 2020 driven by the increase in pre-tax income. The effective tax rate for the first quarter 2021 was 18.0%, adjusted for stock compensation activity, compared to 19.0% for the full year 2020.

   Strong capital position

●

Capital ratios continue to be strong as our capital position remains in excess of federal bank regulatory thresholds. As of March 31, 2021, our consolidated tier 1 leverage ratio was 10.80% and our common equity tier 1 and consolidated tier 1 risk based capital ratios were both 15.23%.

●	The Bank maintains ample liquidity with access to $2.5 billion in readily available funds.
●

At March 31, 2021, common book value per share was $27.09. The tangible common book value per share increased $0.32 during the first quarter to $23.41 at March 31, 2021, primarily due to the quarter’s earnings, net of dividends paid and lower accumulated other comprehensive income.

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

The COVID-19 pandemic has caused disruption and is likely to continue to present challenges to our business. We continue to remain committed to ensuring our associates, clients and communities are receiving the support they need during these challenging times. Our banking centers remain operational through our drive-thru services and on an appointment-only basis in the lobbies, and we have continued to leverage our digital banking platform with our clients. Our teams have been working diligently to support our clients who are experiencing financial hardship due to COVID-19 through participation in the SBA’s Paycheck Protection Program, including assistance with PPP loan forgiveness applications, and loan modifications, as needed. While vaccination rates are improving, the length of time that the government-mandated measures must remain in place to address COVID-19 is unknown. The pandemic has already had a significantly negative impact to the U.S. labor market, consumer spending and business operations, and it is not clear when government-mandated measures will be removed.

Our markets have historically outperformed the national averages on many key indicators; however, the economic impact from the COVID-19 pandemic continues to cause economic strain nationally and across all of our markets. We are taking a careful approach to extending new credit as well as continuing an intense focus on managing credit risk and yield. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

As of March 31, 2021, the Company had low exposure to industries highly impacted by the COVID-19 pandemic. Within the commercial loan segment, restaurants were 4.7%, retailers 2.9%, hospital/medical 5.1% and oil and gas 0.6% of total loans. Within the commercial real estate non-owner occupied loan segment, hotel and lodging was 4.5%, multifamily 2.4%, office 1.3% and retail 1.4% of total loans. The Company had no direct exposure to other industries and loan types more highly impacted by the pandemic including aviation, cruise lines, energy services, auto manufacturing/dealer floor plans, hedge funds, convention centers, credit cards, malls and taxi/ride share businesses. Furthermore, the Company had no consumer credit card, indirect auto or car leasing exposure.

The agriculture industry continues to be impacted by volatility in commodity prices as well as supply chain issues driven by the COVID-19 pandemic. Our food and agribusiness portfolio is only 4.2% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 0.6% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

The extraordinary government measures enacted during the COVID-19 pandemic have generated unprecedented levels of economic stimulus funding and produced high levels of cash liquidity within the banking industry. Our cash balances total $0.8 billion as of March 31, 2021 and have increased $217.0 million from December 31, 2020 and $688.6 million from March 31, 2020. Future growth in our interest income will ultimately be dependent on our ability to deploy the excess cash liquidity into high-quality originated loans and other high-quality earning assets such as investment securities. Investment securities totaled $1.2 billion as of March 31, 2021 and increased $148.2 million, or 14.0%, compared to December 31, 2020. As of March 31, 2021, our loans outstanding totaled $4.3 billion, and due to our careful approach to extending new credit, decreased $50.5 million, or 1.2%, compared to December 31, 2020. During 2021, our weighted average rate on new loans funded at the time of origination was 2.64%, compared to the weighted average yield of our originated loan portfolio of 4.01% (FTE). Our net interest income has been impacted by the Federal Reserve’s monetary policy decisions to lower short-term interest rates in response to the COVID-19 pandemic, and our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions.

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

Key Ratios(1)

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Return on average assets	1.61%	1.63%	1.09%
Return on average tangible assets(2)	1.65%	1.67%	1.12%
Return on average equity	13.03%	13.27%	8.22%
Return on average tangible common equity(2)	15.20%	15.55%	9.79%
Loan to deposit ratio (end of period)	71.70%	76.70%	95.02%
Non-interest bearing deposits to total deposits (end of period)	38.25%	37.19%	24.26%
Net interest margin(4)	2.94%	3.16%	3.78%
Net interest margin FTE(2)(4)(9)	3.02%	3.24%	3.87%
Interest rate spread FTE(5)(9)	2.83%	3.05%	3.62%
Yield on earning assets(3)	3.20%	3.47%	4.40%
Yield on earning assets FTE(2)(3)(9)	3.28%	3.55%	4.50%
Cost of interest bearing liabilities	0.45%	0.50%	0.88%
Cost of deposits	0.28%	0.33%	0.63%
Non-interest income to total revenue FTE(9)	41.78%	40.11%	31.31%
Non-interest expense to average assets	2.98%	2.90%	3.34%
Efficiency ratio	62.83%	58.76%	65.48%
Efficiency ratio FTE(2)(9)	61.83%	57.87%	64.37%

Total Loans Asset Quality Data(6)(7)(8)
Non-performing loans to total loans	0.38%	0.47%	0.47%
Non-performing loans to total loans excluding PPP loans	0.40%	0.49%	0.47%
Non-performing assets to total loans and OREO	0.51%	0.58%	0.63%
Non-performing assets to total loans and OREO excluding PPP loans	0.54%	0.60%	0.63%
Allowance for credit losses to total loans	1.28%	1.37%	1.13%
Allowance for credit losses to total loans excluding PPP loans	1.35%	1.43%	1.13%
Allowance for credit losses to non-performing loans	336.25%	293.21%	238.93%
Net charge-offs to average loans	0.01%	0.11%	0.03%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities are excluded from interest-earning assets.
(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(6)	Non-performing loans consist of non-accruing loans and restructured loans on non-accrual.
(7)	Non-performing assets include non-performing loans and OREO.
(8)	Total loans are net of unearned discounts and fees.
(9)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,268, $1,260 and $1,268 the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	March 31,	December 31,	March 31,
	2021	2020	2020
Total shareholders’ equity	$831,990	$820,691	$763,454
Less: goodwill and core deposit intangible assets, net	(122,280)	(122,575)	(123,462)
Add: deferred tax liability related to goodwill	9,384	9,155	8,469
Tangible common equity (non-GAAP)	$719,094	$707,271	$648,461

Total assets	$6,949,501	$6,659,950	$6,028,330
Less: goodwill and core deposit intangible assets, net	(122,280)	(122,575)	(123,462)
Add: deferred tax liability related to goodwill	9,384	9,155	8,469
Tangible assets (non-GAAP)	$6,836,605	$6,546,530	$5,913,337

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.97%	12.32%	12.66%
Less: impact of goodwill and core deposit intangible assets, net	(1.45)%	(1.52)%	(1.69)%
Tangible common equity to tangible assets (non-GAAP)	10.52%	10.80%	10.97%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$719,094	$707,271	$648,461
Divided by: ending shares outstanding	30,715,790	30,634,291	30,483,361
Tangible common book value per share (non-GAAP)	$23.41	$23.09	$21.27

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$719,094	$707,271	$648,461
Accumulated other comprehensive income, net of tax	(485)	(9,766)	(12,367)
Tangible common book value, excluding accumulated other comprehensive income, net of tax (non-GAAP)	718,609	697,505	636,094
Divided by: ending shares outstanding	30,715,790	30,634,291	30,483,361
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$23.40	$22.77	$20.87

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Net income	$26,812	$27,169	$15,824
Add: impact of core deposit intangible amortization expense, after tax	228	228	225
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$27,040	$27,397	$16,049

Average assets	$6,755,484	$6,635,490	$5,862,851
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(113,074)	(113,594)	(115,156)
Average tangible assets (non-GAAP)	$6,642,410	$6,521,896	$5,747,695

Average shareholders' equity	$834,698	$814,483	$774,380
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(113,074)	(113,594)	(115,156)
Average tangible common equity (non-GAAP)	$721,624	$700,889	$659,224

Return on average assets	1.61%	1.63%	1.09%
Return on average tangible assets (non-GAAP)	1.65%	1.67%	1.12%
Return on average equity	13.03%	13.27%	8.22%
Return on average tangible common equity (non-GAAP)	15.20%	15.55%	9.79%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Interest income	$49,213	$53,288	$58,668
Add: impact of taxable equivalent adjustment	1,268	1,260	1,268
Interest income FTE (non-GAAP)	$50,481	$54,548	$59,936

Net interest income	$45,221	$48,556	$50,347
Add: impact of taxable equivalent adjustment	1,268	1,260	1,268
Net interest income FTE (non-GAAP)	$46,489	$49,816	$51,615

Average earning assets	$6,237,924	$6,108,513	$5,358,404
Yield on earning assets	3.20%	3.47%	4.40%
Yield on earning assets FTE (non-GAAP)	3.28%	3.55%	4.50%
Net interest margin	2.94%	3.16%	3.78%
Net interest margin FTE (non-GAAP)	3.02%	3.24%	3.87%

Efficiency Ratio

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Net interest income	$45,221	$48,556	$50,347
Add: impact of taxable equivalent adjustment	1,268	1,260	1,268
Net interest income, FTE (non-GAAP)	$46,489	$49,816	$51,615

Non-interest income	$33,361	$33,357	$23,532

Non-interest expense	$49,668	$48,425	$48,671
Less: core deposit intangible asset amortization	(296)	(296)	(296)
Non-interest expense, adjusted for core deposit intangible asset amortization	$49,372	$48,129	$48,375

Efficiency ratio	62.83%	58.76%	65.48%
Efficiency ratio FTE (non-GAAP)	61.83%	57.87%	64.37%

Application of Critical Accounting Policies

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the determination of the ACL. See additional discussion of our ACL policy in note 2 – Summary of Significant Accounting Policies in our audited consolidated financial statements in our 2020 Annual Report on Form 10-K.

Future Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 was effective upon issuance and can be adopted during any interim period through December 31, 2022. It provides optional expedients and guidance for applying generally accepted accounting principles to contract modifications and hedging relationships, if certain criteria are met, that reference the London Inter-Bank Offered Rate (“LIBOR”) or any other reference rate that is expected to be discontinued. The Company is evaluating the impact from ASU 2020-04, and any related updates, and does not expect the adoption of ASU 2020-04 to have a material impact on its financial statements.

Financial Condition

Total assets were $6.9 billion at March 31, 2021, compared to $6.7 billion at December 31, 2020, an increase of $289.6 million, or 4.3%. Cash and cash equivalents increased $217.0 million, or 35.8%, from December 31, 2020, and investment securities increased $148.2 million, or 14.0%. Total loans decreased $50.5 million, or 1.2%, and the allowance for credit losses decreased $4.7 million to $55.1 million at March 31, 2021.

During the first quarter of 2021, lower cost demand, savings, and money market deposits ("transaction deposits") increased $362.9 million, or 31.4% annualized, compared to December 31, 2020, as we received cash inflows from economic stimulus and continued developing full banking relationships with our clients. Our clients used their core operating accounts for PPP funds and economic stimulus checks, which aided the strong deposit growth. In addition to providing excess cash liquidity, the increase in transaction deposits provided low-cost funding utilized to fund PPP loans.

Investment securities

Available-for-sale

Total investment securities available-for-sale increased 0.7% during the three months ended March 31, 2021 to $0.7 billion. Purchases of available-for-sale securities during the three months ended March 31, 2021 and 2020 totaled $86.2 million and $26.5 million, respectively. Paydowns and maturities totaled $68.6 million and $48.8 million during the three months ended March 31, 2021 and 2020, respectively.

Our available-for-sale investment securities portfolio is summarized as follows as of the dates indicated:

	March 31, 2021				December 31, 2020
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$228,924	$226,513	34.0%	1.50%	$193,424	$196,334	29.6%	1.36%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	435,753	437,424	65.5%	1.62%	454,345	462,779	69.9%	1.45%
Municipal securities	362	372	0.1%	3.46%	362	375	0.1%	3.46%
Corporate debt	2,000	2,137	0.3%	5.79%	2,000	1,998	0.3%	5.83%
Other securities	469	469	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$667,508	$666,915	100.0%	1.59%	$650,600	$661,955	100.0%	1.44%

As of March 31, 2021 and December 31, 2020, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 4.3 years and 2.7 years at March 31, 2021 and December 31, 2020, respectively. This estimate is based on assumptions and actual results may differ. At March 31, 2021 and December 31, 2020, the duration of the total available-for-sale investment portfolio was 4.0 years and 2.6 years, respectively.

At March 31, 2021 and December 31, 2020, adjustable rate securities comprised 2.3% and 2.3%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 1.85% per annum and 2.00% per annum at March 31, 2021 and December 31, 2020, respectively.

The available-for-sale investment portfolio included $9.7 million and $11.7 million of unrealized gains and $10.3 million and $0.4 million of unrealized losses at March 31, 2021 and December 31, 2020, respectively. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

 Held-to-maturity

Held-to-maturity investment securities increased 38.3% during the three months ended March 31, 2021 to $0.5 billion. Purchases during the three months ended March 31, 2021 and 2020 totaled $174.1 million and $25.8 million, respectively. Paydowns and maturities totaled $29.0 million and $15.4 million during the three months ended March 31, 2021 and 2020, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2021				December 31, 2020
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$344,412	$342,369	66.1%	1.68%	$306,187	$310,930	81.3%	1.39%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	176,411	175,079	33.9%	1.23%	70,428	70,761	18.7%	0.41%
Total investment securities held-to-maturity	$520,823	$517,448	100.0%	1.53%	$376,615	$381,691	100.0%	1.21%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $4.1 million and $5.3 million of unrealized gains and $7.5 million and $0.3 million of unrealized losses at March 31, 2021 and December 31, 2020, respectively.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of March 31, 2021 and December 31, 2020 was 4.7 years and 2.4 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 4.4 years and 2.4 years as of March 31, 2021 and December 31, 2020, respectively.

Loans overview

At March 31, 2021, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date.

The table below shows the loan portfolio composition at the respective dates:

			March 31, 2021 vs.
			December 31, 2020
	March 31, 2021	December 31, 2020	% Change
Originated:
Commercial:
Commercial and industrial	$1,177,764	$1,248,530	(5.7)%
Municipal and non-profit	850,663	870,410	(2.3)%
Owner-occupied commercial real estate	476,625	464,417	2.6%
Food and agribusiness	178,419	205,189	(13.0)%
PPP loans(1)	217,697	176,106	23.6%
Total commercial	2,901,168	2,964,652	(2.1)%
Commercial real estate non-owner occupied	553,184	542,642	1.9%
Residential real estate	604,001	581,555	3.9%
Consumer	17,671	18,581	(4.9)%
Total originated	4,076,024	4,107,430	(0.8)%

Acquired:
Commercial:
Commercial and industrial	20,405	22,102	(7.7)%
Municipal and non-profit	370	381	(2.9)%
Owner-occupied commercial real estate	50,607	51,821	(2.3)%
Food and agribusiness	4,129	5,108	(19.2)%
Total commercial	75,511	79,412	(4.9)%
Commercial real estate non-owner occupied	81,176	89,354	(9.2)%
Residential real estate	70,141	77,105	(9.0)%
Consumer	394	425	(7.3)%
Total acquired	227,222	246,296	(7.7)%
Total loans	$4,303,246	$4,353,726	(1.2)%

(1)	PPP loan balances are net of fees and costs and include principal totaling $223,867 and $179,531 as of March 31, 2021 and December 31, 2020, respectively.

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. During the first quarter of 2021, we continued our careful approach to extending new credit during the quarter and maintained an intense focus on managing credit risk and yield. Our loan portfolio decreased $50.5 million, or 4.7% annualized, from December 31, 2020. Excluding PPP loans, total loans decreased by $92.1 million, or 8.9% annualized. First quarter loan originations totaled $294.2 million, and included $121.1 million of PPP loan originations. During the quarter, PPP loans forgiven totaled $79.6 million.

Our commercial and industrial loan portfolio is comprised of diverse industry segments. At March 31, 2021, these segments included finance and financial services, primarily lender finance loans of $182.5 million, hospital/medical loans of $220.2 million, manufacturing-related loans of $108.4 million, and a variety of smaller subcategories of commercial and industrial loans. Food and agribusiness loans, which are well-diversified across food production, crop and livestock types, totaled $182.5 million and were 23.8% of the Company’s risk based capital. Crop and livestock loans represent 0.6% of total loans.

Non-owner occupied CRE loans were 82.7% of the Company’s risk based capital, or 14.7% of total loans, and no specific property type comprised more than 5.0% of total loans. The Company maintains very little exposure to retail properties, comprising 4.4% of total loans. Multi-family loans totaled $101.5 million, or 2.4% of total loans as of March 31, 2021.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $1.2 billion over the past 12 months, led by commercial loan originations of $813.3 million, which included PPP loan originations of $480.1 million. Originations are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following tables represent new loan originations during 2021 and 2020:

	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	2021	2020	2020	2020	2020
Commercial:
Commercial and industrial	$23,390	$96,625	$11,354	$(8,726)	$118,999
Municipal and non-profit	7,999	25,348	6,083	49,679	13,968
Owner occupied commercial real estate	27,093	36,085	23,758	22,078	37,372
Food and agribusiness	(10,104)	19,191	13,876	(10,480)	(6,787)
PPP loans	121,141	—	122	358,798	—
Total commercial	169,519	177,249	55,193	411,349	163,552
Commercial real estate non-owner occupied	49,195	52,018	24,937	18,992	80,792
Residential real estate	74,145	41,355	49,786	29,024	46,273
Consumer	1,353	1,858	2,980	2,206	2,320
Total	$294,212	$272,480	$132,896	$461,571	$292,937

Included in originations are net fundings under revolving lines of credit of ($26,395), $50,982, ($27,899), ($55,826) and $48,789 as of the first quarter 2021 and each quarter in 2020, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	March 31, 2021
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$114,330	$898,861	$184,978	$1,198,169
Municipal and non-profit	24,619	162,847	663,567	851,033
Owner occupied commercial real estate	27,594	185,097	314,541	527,232
Food and agribusiness	63,792	96,416	22,340	182,548
PPP loans	—	217,697	—	217,697
Total commercial	230,335	1,560,918	1,185,426	2,976,679
Commercial real estate non-owner occupied	76,538	432,074	125,748	634,360
Residential real estate	12,246	32,648	629,248	674,142
Consumer	5,201	9,964	2,900	18,065
Total loans	$324,320	$2,035,604	$1,943,322	$4,303,246

	December 31, 2020
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$109,586	$927,881	$233,165	$1,270,632
Municipal and non-profit	42,222	164,994	663,575	870,791
Owner occupied commercial real estate	24,510	177,311	314,418	516,239
Food and agribusiness	80,691	105,815	23,791	210,297
PPP loans	—	176,106	—	176,106
Total commercial	257,009	1,552,107	1,234,949	3,044,065
Commercial real estate non-owner occupied	72,486	426,291	133,219	631,996
Residential real estate	18,569	36,747	603,343	658,659
Consumer	5,167	10,886	2,953	19,006
Total loans	$353,231	$2,026,031	$1,974,464	$4,353,726

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	March 31, 2021
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$324,704	4.63%	$759,135	3.13%	$1,083,839	3.58%
Municipal and non-profit(1)	801,338	3.53%	25,075	2.83%	826,413	3.51%
Owner occupied commercial real estate	263,935	4.84%	235,704	3.84%	499,639	4.50%
Food and agribusiness	49,331	5.04%	69,426	3.77%	118,757	4.30%
PPP loans	217,697	1.00%	—	—	217,697	1.00%
Total commercial	1,657,005	3.70%	1,089,340	3.32%	2,746,345	3.55%
Commercial real estate non-owner occupied	266,585	4.46%	291,238	3.48%	557,823	3.96%
Residential real estate	335,495	3.47%	326,401	4.10%	661,896	3.78%
Consumer	10,408	4.82%	2,455	3.46%	12,863	4.56%
Total loans with > 1 year maturity	$2,269,493	3.76%	$1,709,434	3.50%	$3,978,927	3.64%

	December 31, 2020
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	320,745	4.68%	$840,301	3.11%	$1,161,046	3.54%
Municipal and non-profit(1)	803,350	3.55%	25,219	2.83%	828,569	3.53%
Owner occupied commercial real estate	261,406	4.82%	230,323	3.88%	491,729	4.51%
Food and agribusiness	57,360	5.02%	72,246	3.67%	129,606	4.27%
PPP loans	176,106	1.00%	—	—	176,106	1.00%
Total commercial	1,618,967	3.79%	1,168,089	3.29%	2,787,056	3.58%
Commercial real estate non-owner occupied	253,879	4.65%	305,631	3.42%	559,510	3.98%
Residential real estate	298,759	3.60%	341,332	4.14%	640,091	3.89%
Consumer	11,384	4.92%	2,455	3.50%	13,839	4.66%
Total loans with > 1 year maturity	$2,182,989	3.86%	$1,817,507	3.47%	$4,000,496	3.68%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $342,611 and $387,105 that have been swapped to variables rates at current market pricing at March 31, 2021 and December 31, 2020, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $728,108 and $711,582 with a weighted average rate of 3.35% and 3.33% at March 31, 2021 and December 31, 2020, respectively.

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

In the event of borrower default, we may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying or restructuring a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such restructured loans are considered TDRs in accordance with ASC 310-40. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ACL and any subsequent declines in carrying value charged to impairments on OREO.

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans, TDRs on non-accrual and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three months ended March 31, 2021 and 2020 was $0.3 million in both periods.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	March 31, 2021	December 31, 2020
Non-accrual loans:
Non-accrual loans, excluding restructured loans	$11,438	$12,190
Restructured loans on non-accrual	4,936	8,197
Non-performing loans	16,374	20,387
OREO	5,669	4,730
Other repossessed assets	17	17
Total non-performing assets	$22,060	$25,134

Loans 30-89 days past due and still accruing interest	$1,867	$968
Loans 90 days or more past due and still accruing interest	1,021	162
Non-accrual loans	16,374	20,387
Total past due and non-accrual loans	$19,262	$21,517
Accruing restructured loans	$13,822	$13,945
Allowance for credit losses	55,057	59,777
Non-performing loans to total loans	0.38%	0.47%
Non-performing loans to total loans excluding PPP loans	0.40%	0.49%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.40%	0.47%
Total non-performing assets to total loans and OREO	0.51%	0.58%
Total non-performing assets to total loans and OREO, excluding PPP loans	0.54%	0.60%
ACL to non-performing loans	336.25%	293.21%

During the first quarter of 2021, total non-performing loans decreased $4.0 million, or 19.7%, from December 31, 2020. Loans 30-89 days past due and still accruing interest were 0.04% and 0.02% of total loans at March 31, 2021 and December 31, 2020, respectively. Loans 90 days or more past due and still accruing interest were 0.02% and 0.01% of total loans at March 31, 2021 and December 31, 2020, respectively.

The Company continues to monitor the operating status and trends of our clients to enable us to quickly detect credit deterioration and take action where needed. The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as TDRs under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments. The Company modified 10 loans totaling $1.4 million during the three months ended March 31, 2021 and four loans totaling $122 thousand during the three months ended March 31, 2020, due to the effects of the COVID-19 pandemic, that were not classified as TDRs. Modified loans that remained on a payment deferral plan at March 31, 2021 totaled $144.1 million, or 3.3% of the total loan portfolio. Of those loans, principal payment deferrals totaled $139.2 million and full payment deferrals totaled $4.9 million. At March 31, 2021, 6.4% of loan modifications related to COVID-19 were subsequently modified. All COVID-19 modified loans were classified as performing as of March 31, 2021. At December 31, 2020, modified loans that remained on a payment deferral plan totaled $173.6 million, or 4.0% of the total loan portfolio, of which 26.2% were subsequently modified.

The following table sets forth COVID-19 loan modifications currently on a deferral plan as of the dates presented:

	March 31, 2021
	Loans outstanding		Loans modified		Modification type
		Percentage of		Percentage of	3-month	7 to 12-month	6 to 12-month full
	Balance	loan portfolio	Balance	loan segment	interest only	interest only	payment deferral
Commercial	$2,758,982	64.1%	$31,513	1.1%	$—	$26,819	$4,694
Commercial real estate non-owner occupied	634,360	14.7%	111,791	17.6%	—	111,791	—
Residential real estate	674,142	15.7%	797	0.1%	637	—	160
Consumer	18,065	0.4%	5	0.0%	5	—	—
Total excluding PPP loans	$4,085,549	94.9%	$144,106	3.5%	$642	$138,610	$4,854
PPP loans	217,697	5.1%	—	0.0%	—	—	—
Total loans	$4,303,246	100.0%	$144,106	3.3%	$642	$138,610	$4,854

	December 31, 2020
	Loans outstanding		Loans modified		Modification type
		Percentage of		Percentage of	3-month	4 to 6-month	7 to 12-month	3 to 6-month full	6 to 12-month full
	Balance	loan portfolio	Balance	loan segment	interest only	interest only	interest only	payment deferral	payment deferral
Commercial	$2,867,959	66.0%	$44,655	1.6%	$—	$—	$40,097	$649	$3,909
Commercial real estate non-owner occupied	631,996	14.5%	126,423	20.0%	—	—	126,423	—	—
Residential real estate	658,659	15.1%	2,495	0.4%	—	356	158	1,693	288
Consumer	19,006	0.4%	4	0.0%	4	—	—	—	—
Total excluding PPP loans	$4,177,620	96.0%	$173,577	4.2%	$4	$356	$166,678	$2,342	$4,197
PPP loans	176,106	4.0%	—	0.0%	—	—	—	—	—
Total loans	$4,353,726	100.0%	$173,577	4.0%	$4	$356	$166,678	$2,342	$4,197

Allowance for credit losses

The ACL represents the amount that we believe is necessary to absorb estimated lifetime credit losses inherent in the loan portfolio at the balance sheet date and involves a high degree of judgment and complexity. On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology for recognizing credit losses with a CECL model. The Company utilizes a DCF model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The ACL is calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual life of loan cash flow modeling, excluding extensions and renewals, using loan-specific interest rates and repayment schedules including estimated prepayment rates and loss recovery timing delays. The model incorporates forecasts of certain national macroeconomic factors, including unemployment rates, home price index (“HPI”), retail sales and gross domestic product (“GDP”), which drive correlated loss rates. The determination and application of the ACL accounting policy involves judgments, estimates and uncertainties that are subject to change. For periods beyond the reasonable and supportable forecast period, we revert to historical long-term average loss rates on a straight-line basis.

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

During the three months ended March 31, 2021, the Company released $3.6 million of net provision driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. Included in the quarter was a $1.0 million provision expense for unfunded loan commitment reserves. Annualized net charge-offs on loans during the three months ended March 31, 2021 totaled $0.1 million, or 0.01% annualized of total loans. Specific reserves on loans totaled $1.8 million at March 31, 2021.

During the three months ended March 31, 2020, the Company recorded provision expense for loan losses of $6.2 million, net of a $0.2 million reduction in unfunded loan commitment reserves. The provision expense was recorded to support originated loan growth and to provide coverage for the impact of deterioration in the macro-economic environment as a result of COVID-19. Net charge-offs were $0.4 million, or 0.03% annualized of total loans, and specific reserves on loans totaled $1.3 million at March 31, 2020. The increase of $11.9 million in the allowance for credit losses from December 31, 2019 included a CECL Day 1 increase of $5.8 million and increased provision expense recorded during the first quarter of 2020 due to declining economic conditions as a result of COVID-19.

The Company has elected to exclude AIR from the ACL calculation. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income. As of March 31, 2021 and December 31, 2020, AIR from loans totaled $18.5 million and $16.7 million, respectively

Total ACL

After considering the above mentioned factors, we believe that the ACL of $55.1 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at March 31, 2021. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	March 31,	March 31,
	2021	2020
	Total loans	Total loans
Beginning balance	$59,777	$39,064
Cumulative effect adjustment(1)	—	5,836
Charge-offs:
Commercial	(160)	(218)
Commercial real estate non-owner occupied	—	—
Residential real estate	(22)	(28)
Consumer	(120)	(251)
Total charge-offs	(302)	(497)
Recoveries	182	144
Net charge-offs	(120)	(353)
Provision (release) expense for loan loss	(4,600)	6,409
Ending allowance for credit losses	$55,057	$50,956
Ratio of annualized net charge-offs to average total loans during the period	0.01%	0.03%
Ratio of ACL to total loans outstanding at period end	1.28%	1.13%
Ratio of ACL to total loans outstanding, excluding PPP loans at period end	1.35%	1.13%
Ratio of ACL to total non-performing loans at period end	336.25%	238.93%
Total loans	$4,303,246	$4,505,735
Average total loans outstanding during the period	4,277,481	4,412,320
Average total loans outstanding, excluding PPP loans during the period	4,098,898	4,412,320
Non-performing loans	16,374	21,327

(1)	Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	March 31, 2021
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,758,982	64.1%	$28,085	51.0%
PPP loans(1)	217,697	5.1%	—	0.0%
Commercial real estate non-owner occupied	634,360	14.7%	15,054	27.3%
Residential real estate	674,142	15.7%	11,546	21.0%
Consumer	18,065	0.4%	372	0.7%
Total	$4,303,246	100.0%	$55,057	100.0%

(1)	PPP loans are fully guaranteed by the SBA.

	December 31, 2020
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,867,959	66.0%	$30,376	50.8%
PPP loans(1)	176,106	4.0%	—	0.0%
Commercial real estate non-owner occupied	631,996	14.5%	17,448	29.2%
Residential real estate	658,659	15.1%	11,492	19.2%
Consumer	19,006	0.4%	461	0.8%
Total	$4,353,726	100.0%	$59,777	100.0%

(1)	PPP loans are fully guaranteed by the SBA.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at March 31, 2021 and December 31, 2020:

					Increase (decrease)
	March 31, 2021		December 31, 2020		Amount	% Change
Non-interest bearing demand deposits	$2,295,704	38.2%	$2,111,045	37.1%	$184,659	8.7%
Interest bearing demand deposits	557,850	9.3%	514,286	9.1%	43,564	8.5%
Savings accounts	730,381	12.2%	646,829	11.4%	83,552	12.9%
Money market accounts	1,469,039	24.5%	1,417,940	25.0%	51,099	3.6%
Total transaction deposits	5,052,974	84.2%	4,690,100	82.6%	362,874	7.7%
Time deposits < $250,000	789,380	13.1%	820,229	14.5%	(30,849)	(3.8)%
Time deposits > $250,000	159,296	2.7%	165,903	2.9%	(6,607)	(4.0)%
Total time deposits	948,676	15.8%	986,132	17.4%	(37,456)	(3.8)%
Total deposits	$6,001,650	100.0%	$5,676,232	100.0%	$325,418	5.7%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $250,000 as of March 31, 2021:

March 31, 2021
Three months or less	$20,743
Over 3 months through 6 months	35,522
Over 6 months through 12 months	55,854
Thereafter	47,177
Total time deposits > $250,000	$159,296

At March 31, 2021 and December 31 2020, time deposits that were scheduled to mature within 12 months totaled $677.3 million and $659.5 million, respectively. Of the time deposits scheduled to mature within 12 months at March 31, 2021, $112.2 million were in denominations of $250,000 or more, and $565.1 million were in denominations less than $250,000.

Other borrowings

As of March 31, 2021 and December 31, 2020, the Bank sold securities under agreements to repurchase totaling $19.4 million and $22.9 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $0.9 billion at March 31, 2021. The Bank utilizes its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At March 31, 2021 and December 31, 2020, the Bank had no outstanding borrowings with the FHLB. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at March 31, 2021 or December 31, 2020. Loans pledged were $1.2 billion at both March 31, 2021 and December 31, 2020. Interest expense related to FHLB advances totaled $0.0 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

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

Overview of results of operations

We recorded net income of $26.8 million, or $0.86 per diluted share, during the three months ended March 31, 2021, compared to net income of $15.8 million, or $0.50 per diluted share, during the three months ended March 31, 2020.

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

The table below presents the components of net interest income on a FTE basis for the three months ended March 31, 2021 and 2020. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

	For the three months ended			For the three months ended
	March 31, 2021			March 31, 2020
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,004,994	$39,560	4.01%	$4,043,168	$44,980	4.47%
Acquired loans	238,468	5,128	8.72%	343,608	8,879	10.39%
Loans held for sale	231,521	1,517	2.66%	102,935	936	3.66%
Investment securities available-for-sale	686,731	2,485	1.45%	626,921	3,395	2.17%
Investment securities held-to-maturity	421,119	1,416	1.34%	189,062	1,235	2.61%
Other securities	15,818	210	5.31%	29,753	414	5.57%
Interest earning deposits and securities purchased under agreements to resell	639,273	165	0.10%	22,957	97	1.70%
Total interest earning assets FTE(2)	$6,237,924	$50,481	3.28%	$5,358,404	$59,936	4.50%
Cash and due from banks	$81,253			$74,784
Other assets	495,222			474,470
Allowance for credit losses	(58,915)			(44,807)
Total assets	$6,755,484			$5,862,851
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,645,487	$1,652	0.25%	$2,497,129	$2,888	0.47%
Time deposits	967,447	2,335	0.98%	1,056,692	4,438	1.69%
Securities sold under agreements to repurchase	21,377	5	0.09%	44,898	97	0.87%
Federal Home Loan Bank advances	—	—	0.00%	219,353	898	1.65%
Total interest bearing liabilities	$3,634,311	$3,992	0.45%	$3,818,072	$8,321	0.88%
Demand deposits	$2,165,868			$1,137,273
Other liabilities	120,607			133,126
Total liabilities	5,920,786			5,088,471
Shareholders' equity	834,698			774,380
Total liabilities and shareholders' equity	$6,755,484			$5,862,851
Net interest income FTE(2)		$46,489			$51,615
Interest rate spread FTE(2)			2.83%			3.62%
Net interest earning assets	$2,603,613			$1,540,332
Net interest margin FTE(2)			3.02%			3.87%
Average transaction deposits	$4,811,355			$3,634,402
Average total deposits	5,778,802			4,691,094
Ratio of average interest earning assets to average interest bearing liabilities	171.64%			140.34%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,268 and $1,268 for the three months ended March 31, 2021 and 2020, respectively.

(3)	Loan fees included in interest income totaled $4,544 and $1,823 for the three months ended March 31, 2021 and 2020, respectively.

Net interest income totaled $45.2 million and $50.3 million during the three months ended March 31, 2021 and 2020, respectively. The yield on earning assets decreased 122 basis points, led by a 46 basis point decrease in the originated portfolio yields due to monetary policy actions by the Federal Reserve during 2020. During the three months ended March 31, 2021, the cost of funds decreased 40 basis points, compared to the same period during 2020.

Average loans comprised $4.2 billion, or 68.0%, of total average interest earning assets during the three months ended March 31, 2021, compared to $4.4 billion, or 81.9%, during the three months ended March 31, 2020. The decrease in average loan balances was driven by our careful approach to extending new credit as well as continuing an intense focus on managing credit risk and yield.

Average investment securities comprised 17.8% and 15.2% of total interest earning assets during the three months ended March 31, 2021 and 2020, respectively. The increase in the investment portfolio was driven by strategic decisions to deploy a portion of the excess liquidity into investment securities.

Average balances of interest bearing liabilities decreased $183.8 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was driven by strong non-interest bearing deposit inflows, which were utilized, in part, to pay off our outstanding FHLB advances in 2020. Average FHLB advances decreased $219.4 million, and time deposits decreased $89.2 million between the two periods. Those decreases were partially offset by an increase in average interest-bearing transaction deposits of $148.4 million. The cost of deposits decreased 35 basis points to 0.28% during the three months ended March 31, 2021, compared to 0.63% during the three months ended March 31, 2020.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three months ended March 31, 2021, compared to the three months ended March 31, 2020:

	Three months ended March 31, 2021
	compared to
	Three months ended March 31, 2020
	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$(377)	$(5,043)	$(5,420)
Acquired loans	(2,261)	(1,490)	(3,751)
Loans held for sale	843	(262)	581
Investment securities available-for-sale	216	(1,126)	(910)
Investment securities held-to-maturity	780	(599)	181
Other securities	(185)	(19)	(204)
Interest earning deposits and securities purchased under agreements to resell	159	(91)	68
Total interest income	$(825)	$(8,630)	$(9,455)
Interest expense:
Interest bearing demand, savings and money market deposits	$93	$(1,329)	$(1,236)
Time deposits	(215)	(1,888)	(2,103)
Securities sold under agreements to repurchase	(6)	(86)	(92)
Federal Home Loan Bank advances	—	(898)	(898)
Total interest expense	(128)	(4,201)	(4,329)
Net change in net interest income	$(697)	$(4,429)	$(5,126)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,268 and $1,268 for three months ended March 31, 2021 and 2020, respectively.

(3)	Loan fees included in interest income totaled $4,544 and $1,823 for the three months ended March 31, 2021 and 2020, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended
	March 31, 2021		March 31, 2020
		Average		Average
	Average	rate	Average	rate
	balance	paid	balance	paid
Non-interest bearing demand	$2,165,868	0.00%	$1,137,273	0.00%
Interest bearing demand	542,050	0.23%	741,482	0.24%
Money market accounts	1,428,845	0.30%	1,209,822	0.65%
Savings accounts	674,592	0.17%	545,825	0.37%
Time deposits	967,447	0.98%	1,056,692	1.69%
Total average deposits	$5,778,802	0.28%	$4,691,094	0.63%

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

The Company recorded $4.6 million of provision release for funded loans, partially offset by $1.0 million of provision expense for unfunded loan commitment reserves, during the three months ended March 31, 2021 driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. During the first quarter of 2020, provision for loan loss expense of $6.2 million, net of a $0.2 million reduction in unfunded loan commitment reserves, was recorded under the CECL model to support originated loan growth and to provide coverage for the impact of deterioration in the macro-economic environment as a result of COVID-19. The allowance for credit losses totaled 1.28% of total loans at March 31, 2021, compared to the allowance for credit losses of 1.13% at March 31, 2020. Excluding PPP loans, the allowance for credit losses totaled 1.35% of total loans at March 31, 2021.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended March 31,		2021 vs 2020
			Increase (decrease)
	2021	2020	Amount	% Change
Service charges	$3,474	$4,126	$(652)	(15.8)%
Bank card fees	4,073	3,513	560	15.9%
Mortgage banking income	22,379	13,673	8,706	63.7%
Bank-owned life insurance income	548	590	(42)	(7.1)%
Other non-interest income	2,852	1,602	1,250	78.0%
OREO-related income	35	28	7	25.0%
Total non-interest income	$33,361	$23,532	$9,829	41.8%

During the first quarter of 2021, non-interest income increased $9.8 million, or 41.8%, compared to the first quarter of last year primarily due to higher mortgage banking income, driven by higher loan production due to lower prevailing interest rates. Other non-interest income increased $1.3 million due to gains on fixed assets sales. Service charges and bank card fees decreased a combined $0.1 million and continue to be impacted by changes in consumer behavior due to COVID-19.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended March 31,		2021 vs 2020
			Increase (decrease)
	2021	2020	Amount	% Change
Salaries and benefits	$33,523	$33,180	$343	1.0%
Occupancy and equipment	6,550	6,898	(348)	(5.0)%
Telecommunications and data processing	2,337	2,265	72	3.2%
Marketing and business development	452	696	(244)	(35.1)%
FDIC deposit insurance	444	(76)	520	(684.2)%
Bank card expenses	1,144	1,026	118	11.5%
Professional fees	742	609	133	21.8%
Other non-interest expense	2,476	3,090	(614)	(19.9)%
Problem asset workout	438	648	(210)	(32.4)%
(Gain) loss on OREO sales, net	(29)	39	(68)	(174.4)%
Core deposit intangible asset amortization	296	296	—	—
Banking center consolidation-related expense	1,295	—	1,295	100.0%
Total non-interest expense	$49,668	$48,671	$997	2.0%

During the first quarter of 2021, non-interest expense increased $1.0 million, or 2.0%, compared to the first quarter of last year due to $1.3 million of banking center consolidation-related expense. Occupancy and equipment decreased $0.3 million largely due to efficiencies gained from the completion of the previously announced banking center consolidations.

Income taxes

Income tax expense was $5.7 million for the three months ended March 31, 2021, compared to an income tax expense of $3.2 million for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 was 17.5%, compared to 19.0% for the full year 2020. The effective tax rate is lower than the federal statutory rate primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

Additional information regarding income taxes can be found in note 19 of our audited consolidated financial statements in our 2020 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Cash and due from banks	$822,018	$605,065
Interest bearing bank deposits	500	500
Unencumbered investment securities, at fair value	649,278	513,945
Total	$1,471,796	$1,119,510

Total on-balance sheet liquidity increased $352.3 million at March 31, 2021 compared to December 31, 2020. The increase was due to $135.3 million in unencumbered available-for-sale and held-to-maturity securities balances and higher cash and due from banks of $217.0 million.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at March 31, 2021 or December 31, 2020. The Bank had loans pledged as collateral for FHLB advances of $1.2 billion at both March 31, 2021 and December 31, 2020. FHLB advances, lines of credit and other short-term borrowing availability totaled $0.9 billion at March 31, 2021. The Bank can obtain additional liquidity through the

FHLB facility, if required, and also has access to the Paycheck Protection Program Liquidity Facility (“PPPLF”) and federal funds lines of credit with correspondent banks.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and payoffs and paydowns of loans and purchases and sales of investment securities. At March 31, 2021, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.2 billion at March 31, 2021, inclusive of pre-tax net unrealized losses of $0.6 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $3.4 million of pre-tax net unrealized losses at March 31, 2021. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of March 31, 2021, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of March 31, 2021, $677.3 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Under the Basel III requirements, at March 31, 2021, the Company and the Bank met all capital adequacy requirements, and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 9 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On February 24, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $75.0 million of the Company’s stock which replaces the previously authorized $50.0 million stock repurchase program announced in February 2020 in its entirety. The remaining authorization under the new program as of March 31, 2021 was $75.0 million.

On May 4, 2021, our Board of Directors declared a quarterly dividend of $0.22 per common share, payable on June 15, 2021 to shareholders of record at the close of business on May 28, 2021.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at March 31, 2021. At March 31, 2021, our asset sensitivity decreased slightly for both increasing and declining rate scenarios as a result of the balance sheet mix. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 25 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2021 at the respective dates:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	March 31, 2021	December 31, 2020
200	11.95%	14.22%
100	5.85%	7.46%
(25)	(0.35)%	(0.46)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of longer duration loans. The strategy with respect to liabilities has been to continue to emphasize transaction account growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 84.2% of total deposits at March 31, 2021, compared to 82.6% at December 31, 2020. We currently have no brokered time deposits.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of March 31, 2021 and December 31, 2020, we had loan commitments totaling $917.0 million and $848.6 million, respectively, and standby letters of credit that totaled $8.0 million and $7.3 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2021. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
January 1 - January 31, 2021(1)	—	$—	—	$43,101,943
February 1 - February 28, 2021(1)	15,014	36.27	—	75,000,000
March 1 - March 31, 2021(1)	38,366	39.43	—	75,000,000
Total	53,380	$38.54	—	$75,000,000

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On February 24, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $75.0 million of common stock. Under this authorization, $75.0 million remained available for purchase at March 31, 2021. The new program replaces the previously authorized $50.0 million stock repurchase program announced in February 2020 in its entirety.

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

Date: May 4, 2021