Form 10-Q
period 2021-06-30
National Bank Holdings Corp
filed 2021-08-04
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had outstanding 30,800,985 shares of Class A voting common stock, each with $0.01 par value per share, excluding 153,690 shares of restricted Class A common stock issued but not yet vested.

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

●       technological changes;

●       the timely development and acceptance of new products and services, including in the digital technology space, and perceived overall value of these products and services by our clients;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$1,003,993	$605,065
Interest bearing bank deposits	500	500
Cash and cash equivalents	1,004,493	605,565
Investment securities available-for-sale (at fair value)	605,798	661,955
Investment securities held-to-maturity (fair value of $687,145 and $381,691 at June 30, 2021 and December 31, 2020, respectively)	687,635	376,615
Non-marketable securities	14,741	16,493
Loans	4,300,757	4,353,726
Allowance for credit losses	(49,030)	(59,777)
Loans, net	4,251,727	4,293,949
Loans held for sale	134,805	247,813
Other real estate owned	5,124	4,730
Premises and equipment, net	95,019	106,982
Goodwill	115,027	115,027
Intangible assets, net	22,360	17,928
Other assets	199,399	212,893
Total assets	$7,136,128	$6,659,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,437,328	$2,111,045
Interest bearing demand deposits	555,865	514,286
Savings and money market	2,240,359	2,064,769
Time deposits	924,501	986,132
Total deposits	6,158,053	5,676,232
Securities sold under agreements to repurchase	22,957	22,897
Other liabilities	103,252	140,130
Total liabilities	6,284,262	5,839,259
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 30,800,985 and 30,634,291 shares outstanding at June 30, 2021 and December 31, 2020, respectively	515	515
Additional paid-in capital	1,011,200	1,011,362
Retained earnings	260,821	223,175
Treasury stock of 20,535,572 and 20,686,986 shares at June 30, 2021 and December 31, 2020, respectively, at cost	(422,365)	(424,127)
Accumulated other comprehensive income, net of tax	1,695	9,766
Total shareholders’ equity	851,866	820,691
Total liabilities and shareholders’ equity	$7,136,128	$6,659,950

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest and dividend income:
Interest and fees on loans	$43,892	$49,171	$88,830	$102,698
Interest and dividends on investment securities	4,121	4,250	8,021	8,881
Dividends on non-marketable securities	209	310	419	724
Interest on interest-bearing bank deposits	228	13	393	109
Total interest and dividend income	48,450	53,744	97,663	112,412
Interest expense:
Interest on deposits	3,576	6,087	7,563	13,413
Interest on borrowings	6	329	11	1,324
Total interest expense	3,582	6,416	7,574	14,737
Net interest income before provision for loan losses	44,868	47,328	90,089	97,675
Provision (release) expense for loan losses	(5,850)	10,271	(9,425)	16,430
Net interest income after provision for loan losses	50,718	37,057	99,514	81,245
Non-interest income:
Service charges	3,568	3,094	7,042	7,220
Bank card fees	4,614	3,654	8,687	7,167
Mortgage banking income	13,979	30,630	36,358	44,303
Bank-owned life insurance income	553	589	1,101	1,179
Other non-interest income	2,552	870	5,404	2,472
OREO-related income	—	—	35	28
Total non-interest income	25,266	38,837	58,627	62,369
Non-interest expense:
Salaries and benefits	31,439	36,457	64,962	69,637
Occupancy and equipment	6,131	7,078	12,681	13,976
Telecommunications and data processing	2,315	2,255	4,652	4,520
Marketing and business development	570	600	1,022	1,296
FDIC deposit insurance	456	411	900	335
Bank card expenses	1,330	1,033	2,474	2,059
Professional fees	649	759	1,391	1,368
Other non-interest expense	2,348	2,479	4,824	5,569
Problem asset workout	294	629	732	1,277
Loss on OREO sales, net	221	55	192	94
Core deposit intangible asset amortization	296	296	592	592
Banking center consolidation-related expense	294	1,708	1,589	1,708
Total non-interest expense	46,343	53,760	96,011	102,431
Income before income taxes	29,641	22,134	62,130	41,183
Income tax expense	5,441	4,429	11,118	7,654
Net income	$24,200	$17,705	$51,012	$33,529
Earnings per share—basic	$0.78	$0.57	$1.65	$1.08
Earnings per share—diluted	0.77	0.57	1.63	1.08
Weighted average number of common shares outstanding:
Basic	30,947,206	30,731,758	30,888,062	30,944,617
Diluted	31,226,351	30,857,606	31,182,584	31,128,084

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$24,200	$17,705	$51,012	$33,529
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax expense of $423 and $9 for the three months ended June 30, 2021 and 2020, respectively; and net of tax benefit (expense) of $2,409 and ($3,311) for the six months ended June 30, 2021 and 2020, respectively	1,361	30	(7,757)	10,551
Less: amortization of net unrealized holding gains to income, net of tax benefit of $47 and $64 for the three months ended June 30, 2021 and 2020, respectively; and net of tax benefit of $98 and $131 for the six months ended June 30, 2021 and 2020, respectively	(151)	(202)	(314)	(418)
Other comprehensive income (loss)	1,210	(172)	(8,071)	10,133
Comprehensive income	$25,410	$17,533	$42,941	$43,662

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, March 31, 2020	$515	$1,009,478	$168,984	$(427,890)	$12,367	$763,454
Net income	—	—	17,705	—	—	17,705
Stock-based compensation	—	1,616	—	—	—	1,616
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $621, net	—	(2,321)	—	2,837	—	516
Cash dividends declared ($0.20 per share)	—	—	(6,152)	—	—	(6,152)
Other comprehensive loss	—	—	—	—	(172)	(172)
Balance, June 30, 2020	$515	$1,008,773	$180,537	$(425,053)	$12,195	$776,967
Balance, March 31, 2021	$515	$1,010,798	$243,446	$(423,254)	$485	$831,990
Net income	—	—	24,200	—	—	24,200
Stock-based compensation	—	1,353	—	—	—	1,353
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,654, net	—	(951)	—	889	—	(62)
Cash dividends declared ($0.22 per share)	—	—	(6,825)	—	—	(6,825)
Other comprehensive income	—	—	—	—	1,210	1,210
Balance, June 30, 2021	$515	$1,011,200	$260,821	$(422,365)	$1,695	$851,866

	For the six months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2019	$515	$1,009,223	$164,082	$(408,962)	$2,062	$766,920
Cumulative effect adjustment(1)	—	—	(4,623)	—	—	(4,623)
Net income	—	—	33,529	—	—	33,529
Stock-based compensation	—	2,839	—	—	—	2,839
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,035, net	—	(3,289)	—	3,385	—	96
Repurchase of 734,117 shares	—	—	—	(19,476)	—	(19,476)
Cash dividends declared ($0.40 per share)	—	—	(12,451)	—	—	(12,451)
Other comprehensive income	—	—	—	—	10,133	10,133
Balance, June 30, 2020	$515	$1,008,773	$180,537	$(425,053)	$12,195	$776,967
Balance, December 31, 2020	$515	$1,011,362	$223,175	$(424,127)	$9,766	$820,691
Net income	—	—	51,012	—	—	51,012
Stock-based compensation	—	2,483	—	—	—	2,483
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,187, net	—	(2,645)	—	1,762	—	(883)
Cash dividends declared ($0.43 per share)	—	—	(13,366)	—	—	(13,366)
Other comprehensive loss	—	—	—	—	(8,071)	(8,071)
Balance, June 30, 2021	$515	$1,011,200	$260,821	$(422,365)	$1,695	$851,866

(1)	Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$51,012	$33,529
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (release) expense for loan losses	(9,425)	16,430
Provision (release) expense for mortgage loan repurchases	(102)	320
Depreciation and amortization	7,692	7,600
Change in current income tax receivable	(3,563)	1,852
Change in deferred income taxes	2,710	1,059
Net excess tax (benefit) expense from stock-based compensation	(392)	128
Discount accretion, net of premium amortization on securities	2,570	1,208
Loan accretion	(3,179)	(6,821)
Gain on sale of mortgages, net	(33,326)	(43,315)
Origination of loans held for sale, net of repayments	(1,064,145)	(984,452)
Proceeds from sales of loans held for sale	1,213,796	941,153
Bank-owned life insurance income	(1,101)	(1,179)
Loss on the sale of other real estate owned, net	192	94
Originations of mortgage serving rights	(5,949)	(3,189)
(Recovery) impairment of mortgage servicing rights	(707)	1,102
Impairment on other real estate owned	—	26
Impairment on fixed assets related to banking center consolidations	1,552	1,631
Gain on sale of fixed assets	(2,315)	(55)
Stock-based compensation	2,483	2,839
Operating lease payments	(2,620)	(2,778)
Change in other assets	11,503	(27,474)
Change in other liabilities	(36,524)	46,964
Net cash provided by (used in) operating activities	130,162	(13,328)
Cash flows from investing activities:
Purchase of FHLB stock	(3)	(437)
Proceeds from redemption of FHLB stock	1,755	—
Proceeds from maturities of investment securities held-to-maturity	64,762	34,150
Proceeds from maturities of investment securities available-for-sale	131,113	110,102
Purchase of investment securities held-to-maturity	(377,687)	(67,361)
Purchase of investment securities available-for-sale	(86,199)	(69,571)
Net decrease (increase) in loans	52,462	(379,420)
Sales (purchases) of premises and equipment, net	9,102	(3,515)
Proceeds from sales of other real estate owned	936	1,835
Net cash used in investing activities	(203,759)	(374,217)
Cash flows from financing activities:
Net increase in deposits	481,821	676,757
Net increase (decrease) in repurchase agreements and other short-term borrowings	60	(32,431)
Advances from FHLB	—	947,431
FHLB repayments	—	(1,140,106)
Issuance of stock under purchase and equity compensation plans	(2,424)	(936)
Proceeds from exercise of stock options	1,506	1,006
Payment of dividends	(13,438)	(12,505)
Repurchase of common stock	—	(19,476)
Net cash provided by financing activities	467,525	419,740
Increase in cash, cash equivalents and restricted cash(1)	393,928	32,195
Cash, cash equivalents and restricted cash at beginning of the year(1)	615,565	120,190
Cash, cash equivalents and restricted cash at end of period(1)	$1,009,493	$152,385
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$9,581	$15,535
Net tax payment	9,464	7,923
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	$1,522	$1,146
Increase (decrease) in loans purchased but not settled	2,000	(16,351)
Loans transferred from loans held for sale to loans	3,317	798

(1)

Included in restricted cash at June 30, 2021 and 2020 is $5.0 million and $10.0 million, respectively, held in escrow for certain potential liabilities the Company is indemnified for pursuant to the Peoples merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Denver, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 82 banking centers, as of June 30, 2021, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services.

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

While general economic conditions have been improving, the COVID-19 pandemic caused substantial disruption to the communities we serve and has changed the way we live and work. The length of the pandemic, the impact of new variants of the virus, the efficacy and public acceptance of vaccines and other treatment for COVID-19, and the potential for reinstitution of government measures to curb the spread of the virus and address the resulting economic effects have already had, and are likely to continue to have, a significant impact to the financial condition and operations of the Company.

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

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.3 billion at June 30, 2021 and included $0.6 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities. At December 31, 2020, investment securities totaled $1.0 billion and included $0.6 billion of available-for-sale securities and $0.4 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	June 30, 2021
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$217,026	$2,182	$(2,977)	$216,231
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	384,751	5,809	(3,988)	386,572
Municipal securities	362	9	—	371
Corporate debt	2,000	155	—	2,155
Other securities	469	—	—	469
Total investment securities available-for-sale	$604,608	$8,155	$(6,965)	$605,798

	December 31, 2020
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$193,424	$2,952	$(42)	$196,334
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	454,345	8,778	(344)	462,779
Municipal securities	362	13	—	375
Corporate debt	2,000	—	(2)	1,998
Other securities	469	—	—	469
Total investment securities available-for-sale	$650,600	$11,743	$(388)	$661,955

During the six months ended June 30, 2021 and 2020, purchases of available-for-sale securities totaled $86.2 million and $69.6 million, respectively. Maturities and paydowns of available-for-sale securities during the six months ended June 30, 2021 and 2020 totaled $131.1 million and $110.1 million, respectively. There were no sales of available-for-sale securities during the six months ended June 30, 2021 or 2020.

At June 30, 2021 and December 31, 2020, the Company’s available-for-sale investment portfolio was primarily comprised of mortgage-backed securities backed by government sponsored enterprises collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$157,105	$(2,977)	$—	$—	$157,105	$(2,977)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	131,255	(3,978)	2,274	(10)	133,529	(3,988)
Total	$288,360	$(6,955)	$2,274	$(10)	$290,634	$(6,965)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$26,878	$(42)	$1	$—	$26,879	$(42)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	95,888	(328)	2,138	(16)	98,026	(344)
Corporate debt	1,998	(2)	—	—	1,998	(2)
Total	$124,764	$(372)	$2,139	$(16)	$126,903	$(388)

Management evaluated all of the available-for-sale securities in an unrealized loss position at June 30, 2021 and December 31, 2020. The portfolio included 29 securities, which were in an unrealized loss position at June 30, 2021, compared to 22 securities at December 31, 2020. The unrealized losses in the Company's investment portfolio at June 30, 2021 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $404.9 million and $385.8 million at June 30, 2021 and at December 31, 2020, respectively. The Bank may also pledge available-for-sale investment securities as collateral for Federal Home Loan Bank (“FHLB”) advances. No securities were pledged for this purpose at June 30, 2021 or December 31, 2020.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. As of June 30, 2021, municipal securities with an amortized cost and fair value of $0.1 million were due in one year or less and municipal securities with an amortized cost and fair value of $0.3 million were due between one to five years. Corporate debt securities with an amortized cost and fair value of $2.0 million were due after five years through ten years. Other securities with an amortized cost and fair value of $0.5 million as of June 30, 2021, have no stated contractual maturity date.

As of June 30, 2021 and December 31, 2020, accrued interest receivable (“AIR”) from available-for-sale investment securities totaled $0.9 million and $1.1 million, respectively, and was included within other assets on the statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$337,831	$3,629	$(3,419)	$338,041
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	349,804	638	(1,338)	349,104
Total investment securities held-to-maturity	$687,635	$4,267	$(4,757)	$687,145

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$306,187	$4,940	$(197)	$310,930
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	70,428	396	(63)	70,761
Total investment securities held-to-maturity	$376,615	$5,336	$(260)	$381,691

During the six months ended June 30, 2021 and 2020, purchases of held-to-maturity securities totaled $377.7 million and $67.4 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $64.8 million and $34.2 million during the six months ended June 30, 2021 and 2020, respectively.

The held-to-maturity portfolio included 34 securities which were in an unrealized loss position as of June 30, 2021, compared to nine securities at December 31, 2020. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$231,551	$(3,419)	$—	$—	$231,551	$(3,419)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	147,039	(1,338)	—	—	147,039	(1,338)
Total	$378,590	$(4,757)	$—	$—	$378,590	$(4,757)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$53,453	$(197)	$—	$—	$53,453	$(197)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	19,554	(63)	—	—	19,554	(63)
Total	$73,007	$(260)	$—	$—	$73,007	$(260)

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

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $147.0 million and $140.6 million at June 30, 2021 and December 31, 2020, respectively. The Bank may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at June 30, 2021 or December 31, 2020.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

As of June 30, 2021 and December 31, 2020, AIR from held-to-maturity investment securities totaled $1.0 million and $0.7 million, respectively, and was included within other assets on the statements of financial condition.

Note 4 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $15.8 million and $16.2 million as of June 30, 2021 and December 31, 2020, respectively. Included in commercial loans are fully-guaranteed loans originated as part of the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) of which $129.6 million and $176.1 million, net of fees and costs, were outstanding at June 30, 2021 and December 31, 2020, respectively.

	June 30, 2021
	Total loans	% of total
Commercial	$2,981,926	69.4%
Commercial real estate non-owner occupied	637,620	14.8%
Residential real estate	662,929	15.4%
Consumer	18,282	0.4%
Total	$4,300,757	100.0%

	December 31, 2020
	Total loans	% of total
Commercial	$3,044,065	70.0%
Commercial real estate non-owner occupied	631,996	14.5%
Residential real estate	658,659	15.1%
Consumer	19,006	0.4%
Total	$4,353,726	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at June 30, 2021 and December 31, 2020:

	June 30, 2021
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$1,319	$361	$2,269	$3,949	$1,398,150	$1,402,099
Municipal and non-profit	—	—	—	—	861,099	861,099
Owner occupied commercial real estate	377	—	6,650	7,027	512,694	519,721
Food and agribusiness	177	—	76	253	198,754	199,007
Total commercial	1,873	361	8,995	11,229	2,970,697	2,981,926
Commercial real estate non-owner occupied:
Construction	—	—	—	—	72,608	72,608
Acquisition/development	—	—	2	2	21,838	21,840
Multifamily	—	—	—	—	98,014	98,014
Non-owner occupied	—	245	132	377	444,781	445,158
Total commercial real estate	—	245	134	379	637,241	637,620
Residential real estate:
Senior lien	195	161	4,260	4,616	596,481	601,097
Junior lien	21	—	485	506	61,326	61,832
Total residential real estate	216	161	4,745	5,122	657,807	662,929
Consumer	9	—	7	16	18,266	18,282
Total loans	$2,098	$767	$13,881	$16,746	$4,284,011	$4,300,757

	December 31, 2020
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$170	$—	$6,312	$6,482	$1,440,256	$1,446,738
Municipal and non-profit	—	—	—	—	870,791	870,791
Owner occupied commercial real estate	—	—	5,450	5,450	510,789	516,239
Food and agribusiness	146	—	422	568	209,729	210,297
Total commercial	316	—	12,184	12,500	3,031,565	3,044,065
Commercial real estate non-owner occupied:
Construction	—	—	—	—	91,125	91,125
Acquisition/development	—	—	6	6	24,665	24,671
Multifamily	—	—	1,523	1,523	67,233	68,756
Non-owner occupied	—	—	135	135	447,309	447,444
Total commercial real estate	—	—	1,664	1,664	630,332	631,996
Residential real estate:
Senior lien	527	160	5,820	6,507	577,764	584,271
Junior lien	95	—	709	804	73,584	74,388
Total residential real estate	622	160	6,529	7,311	651,348	658,659
Consumer	30	2	10	42	18,964	19,006
Total loans	$968	$162	$20,387	$21,517	$4,332,209	$4,353,726

	June 30, 2021
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$2,269	$—	$2,269
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	4,803	1,847	6,650
Food and agribusiness	76	—	76
Total commercial	7,148	1,847	8,995
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	2	—	2
Multifamily	—	—	—
Non-owner occupied	132	—	132
Total commercial real estate	134	—	134
Residential real estate:
Senior lien	3,546	714	4,260
Junior lien	485	—	485
Total residential real estate	4,031	714	4,745
Consumer	7	—	7
Total loans	$11,320	$2,561	$13,881

	December 31, 2020
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$6,080	$232	$6,312
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	2,698	2,752	5,450
Food and agribusiness	88	334	422
Total commercial	8,866	3,318	12,184
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	6	—	6
Multifamily	—	1,523	1,523
Non-owner occupied	135	—	135
Total commercial real estate	141	1,523	1,664
Residential real estate:
Senior lien	4,158	1,662	5,820
Junior lien	709	—	709
Total residential real estate	4,867	1,662	6,529
Consumer	10	—	10
Total loans	$13,884	$6,503	$20,387

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include non-accrual loans and troubled debt restructurings (“TDRs”) on non-accrual status. There was no interest income recognized from non-accrual loans during the three or six months ended June 30, 2021 or 2020.

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

The amortized cost basis for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following tables as of June 30, 2021 and December 31, 2020:

	June 30, 2021
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2021	2020	2019	2018	2017	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$291,810	$187,178	$193,434	$157,743	$76,346	$23,665	$430,813	$5,928	$1,366,917
Special mention	—	—	2,163	6,085	4,182	5,973	2,260	—	20,663
Substandard	205	21	338	835	11,288	723	675	—	14,085
Doubtful	—	—	—	79	195	131	29	—	434
Total commercial and industrial	292,015	187,199	195,935	164,742	92,011	30,492	433,777	5,928	1,402,099
Municipal and non-profit:
Pass	58,209	90,275	85,838	120,463	152,649	350,024	3,641	—	861,099
Total municipal and non-profit	58,209	90,275	85,838	120,463	152,649	350,024	3,641	—	861,099
Owner occupied commercial real estate:
Pass	48,904	93,663	104,223	78,789	47,001	103,023	2,710	165	478,478
Special mention	—	—	1,744	12,085	1,469	16,542	—	—	31,840
Substandard	—	1,193	1,729	1,847	236	3,400	—	—	8,405
Doubtful	—	389	574	—	—	35	—	—	998
Total owner occupied commercial real estate	48,904	95,245	108,270	92,721	48,706	123,000	2,710	165	519,721
Food and agribusiness:
Pass	7,758	27,464	7,773	17,668	5,930	28,307	102,986	12	197,898
Special mention	—	—	—	—	—	219	—	—	219
Substandard	—	—	—	—	271	619	—	—	890
Total food and agribusiness	7,758	27,464	7,773	17,668	6,201	29,145	102,986	12	199,007
Total commercial	406,886	400,183	397,816	395,594	299,567	532,661	543,114	6,105	2,981,926
Commercial real estate non-owner occupied:
Construction:
Pass	3,965	7,058	57,375	—	226	—	3,984	—	72,608
Total construction	3,965	7,058	57,375	—	226	—	3,984	—	72,608
Acquisition/development:
Pass	1,887	386	1,925	1,830	8,096	7,638	—	51	21,813
Substandard	—	—	—	—	—	27	—	—	27
Total acquisition/development	1,887	386	1,925	1,830	8,096	7,665	—	51	21,840
Multifamily:
Pass	1,488	29,660	11,678	16,261	204	38,310	—	—	97,601
Special mention	—	—	—	—	—	413	—	—	413
Total multifamily	1,488	29,660	11,678	16,261	204	38,723	—	—	98,014
Non-owner occupied
Pass	25,552	60,076	88,050	18,697	98,020	120,940	3,483	—	414,818
Special mention	—	—	5,742	5,748	9,866	3,970	100	—	25,426
Substandard	—	—	—	750	—	4,164	—	—	4,914
Total non-owner occupied	25,552	60,076	93,792	25,195	107,886	129,074	3,583	—	445,158
Total commercial real estate non-owner occupied	32,892	97,180	164,770	43,286	116,412	175,462	7,567	51	637,620
Residential real estate:
Senior lien
Pass	129,600	119,075	51,646	28,401	35,867	210,099	20,266	507	595,461
Special mention	—	—	—	—	—	476	—	—	476
Substandard	—	196	796	19	308	3,841	—	—	5,160
Total senior lien	129,600	119,271	52,442	28,420	36,175	214,416	20,266	507	601,097
Junior lien
Pass	401	2,952	3,470	2,239	1,406	4,295	45,961	198	60,922
Special mention	—	—	—	—	—	21	343	—	364
Substandard	8	20	108	66	102	223	—	19	546
Total junior lien	409	2,972	3,578	2,305	1,508	4,539	46,304	217	61,832
Total residential real estate	130,009	122,243	56,020	30,725	37,683	218,955	66,570	724	662,929
Consumer
Pass	4,600	6,748	2,219	1,037	253	697	2,683	36	18,273
Substandard	—	—	—	1	—	8	—	—	9
Total consumer	4,600	6,748	2,219	1,038	253	705	2,683	36	18,282
Total loans	$574,387	$626,354	$620,825	$470,643	$453,915	$927,783	$619,934	$6,916	$4,300,757

	December 31, 2020
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$372,041	$212,388	$189,753	$93,822	$15,145	$17,662	$499,283	$991	$1,401,085
Special mention	—	1,445	7,381	4,845	5,810	729	2,329	1,478	24,017
Substandard	23	1,238	925	11,885	56	4,840	1,341	—	20,308
Doubtful	—	—	34	456	—	809	29	—	1,328
Total commercial and industrial	372,064	215,071	198,093	111,008	21,011	24,040	502,982	2,469	1,446,738
Municipal and non-profit:
Pass	131,961	91,911	125,247	156,275	124,269	238,453	2,675	—	870,791
Total municipal and non-profit	131,961	91,911	125,247	156,275	124,269	238,453	2,675	—	870,791
Owner occupied commercial real estate:
Pass	100,791	107,558	90,398	53,131	32,648	87,758	1,401	—	473,685
Special mention	1,581	2,236	2,714	544	3,254	19,341	—	—	29,670
Substandard	—	1,988	6,211	251	93	3,802	—	—	12,345
Doubtful	—	511	—	—	—	28	—	—	539
Total owner occupied commercial real estate	102,372	112,293	99,323	53,926	35,995	110,929	1,401	—	516,239
Food and agribusiness:
Pass	28,139	9,198	20,242	7,198	9,556	28,330	106,007	126	208,796
Special mention	—	—	—	—	—	222	—	—	222
Substandard	—	—	—	302	—	977	—	—	1,279
Total food and agribusiness	28,139	9,198	20,242	7,500	9,556	29,529	106,007	126	210,297
Total commercial	634,536	428,473	442,905	328,709	190,831	402,951	613,065	2,595	3,044,065
Commercial real estate non-owner occupied:
Construction:
Pass	15,841	49,658	17,349	4,072	—	—	2,006	1,807	90,733
Special mention	392	—	—	—	—	—	—	—	392
Total construction	16,233	49,658	17,349	4,072	—	—	2,006	1,807	91,125
Acquisition/development:
Pass	3,762	1,997	1,947	8,373	4,559	3,694	11	—	24,343
Special mention	—	—	—	34	—	253	—	—	287
Substandard	—	—	—	—	—	41	—	—	41
Total acquisition/development	3,762	1,997	1,947	8,407	4,559	3,988	11	—	24,671
Multifamily:
Pass	29,738	13,670	137	212	18,050	4,990	—	—	66,797
Special mention	—	—	—	—	—	436	—	—	436
Substandard	—	—	—	—	—	1,523	—	—	1,523
Total multifamily	29,738	13,670	137	212	18,050	6,949	—	—	68,756
Non-owner occupied
Pass	51,445	92,225	25,362	86,975	26,613	118,144	3,083	643	404,490
Special mention	70	5,458	5,841	22,737	—	3,662	100	—	37,868
Substandard	—	—	779	—	3,937	370	—	—	5,086
Total non-owner occupied	51,515	97,683	31,982	109,712	30,550	122,176	3,183	643	447,444
Total commercial real estate non-owner occupied	101,248	163,008	51,415	122,403	53,159	133,113	5,200	2,450	631,996
Residential real estate:
Senior lien
Pass	129,551	76,504	36,493	47,887	88,358	173,091	24,884	218	576,986
Special mention	—	—	—	—	—	463	—	—	463
Substandard	95	818	20	1,232	550	4,107	—	—	6,822
Total senior lien	129,646	77,322	36,513	49,119	88,908	177,661	24,884	218	584,271
Junior lien
Pass	3,479	4,217	2,553	1,775	1,226	3,760	55,860	365	73,235
Special mention	—	—	—	—	—	21	341	—	362
Substandard	—	112	101	177	55	287	—	59	791
Total junior lien	3,479	4,329	2,654	1,952	1,281	4,068	56,201	424	74,388
Total residential real estate	133,125	81,651	39,167	51,071	90,189	181,729	81,085	642	658,659
Consumer
Pass	9,777	3,348	1,674	489	329	623	2,700	19	18,959
Substandard	—	—	37	—	2	8	—	—	47
Total consumer	9,777	3,348	1,711	489	331	631	2,700	19	19,006
Total loans	$878,686	$676,480	$535,198	$502,672	$334,510	$718,424	$702,050	$5,706	$4,353,726

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$3,956	$1,910	$5,866
Owner-occupied commercial real estate	4,667	284	4,951
Total Commercial	8,623	2,194	10,817
Commercial real estate non owner-occupied
Acquisition/development	1,272	—	1,272
Total commercial real estate	1,272	—	1,272
Residential real estate
Senior lien	1,970	—	1,970
Total residential real estate	1,970	—	1,970
Total loans	$11,865	$2,194	$14,059

	December 31, 2020
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$7,579	$3,005	$10,584
Owner-occupied commercial real estate	3,701	284	3,985
Food and agribusiness	334	—	334
Total Commercial	11,614	3,289	14,903
Commercial real estate non owner-occupied
Acquisition/development	1,573	—	1,573
Multifamily	1,523	—	1,523
Total commercial real estate	3,096	—	3,096
Residential real estate
Senior lien	2,021	—	2,021
Total residential real estate	2,021	—	2,021
Total loans	$16,731	$3,289	$20,020

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

The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as TDRs under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments. The Company modified 13 loans totaling $4.6 million during the six months ended June 30, 2021 and 463 loans totaling $492.4 million during the six months ended June 30, 2020, due to the effects of the

COVID-19 pandemic, that were not classified as TDRs. Modified loans that remained on a payment deferral plan at June 30, 2021 totaled $108.6 million, or 2.5% of the total loan portfolio. Of those loans, principal payment deferrals totaled $102.3 million and full payment deferrals totaled $6.3 million. At June 30, 2021, 0.9% of loan modifications related to COVID-19 were a subsequent modification. All COVID-19 modified loans were classified as performing as of June 30, 2021. At December 31, 2020, modified loans that remained on a payment deferral plan totaled $173.6 million, or 4.0% of the total loan portfolio, of which 26.2% were a subsequent modification.

During the three months ended June 30, 2021, the Company restructured no loans to facilitate repayment that are considered TDRs. During the six months ended June 30, 2021, the Company restructured three loans with an amortized cost basis of $1.6 million to facilitate repayment that are considered TDRs. Loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. The tables below provide additional information related to accruing TDRs at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$6,809	$7,393	$7,215	$150
Commercial real estate non-owner occupied	2,075	2,120	3,417	—
Residential real estate	2,960	2,994	3,784	35
Consumer	—	—	—	—
Total	$11,844	$12,507	$14,416	$185

	December 31, 2020
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$9,387	$9,544	$9,978	$150
Commercial real estate non-owner occupied	2,400	2,351	4,105	—
Residential real estate	2,121	2,185	2,922	12
Consumer	37	37	37	—
Total	$13,945	$14,117	$17,042	$162

The following table summarizes the Company’s carrying value of non-accrual TDRs as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Commercial	$2,623	$3,397
Commercial real estate non-owner occupied	123	1,644
Residential real estate	1,896	3,156
Consumer	—	—
Total non-accruing TDRs	$4,642	$8,197

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had two TDRs totaling $49 thousand that were modified within the past 12 months and had defaulted on their restructured terms during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company had two TDRs totaling $0.4 million that were modified within the past 12 months and had defaulted on their restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status, which are not classified as TDRs.

Note 5 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended June 30, 2021
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$28,085	$15,054	$11,546	$372	$55,057
Charge-offs	(781)	—	—	(144)	(925)
Recoveries	128	—	37	33	198
Provision expense (release) for loan losses	1,208	(3,867)	(2,732)	91	(5,300)
Ending balance	$28,640	$11,187	$8,851	$352	$49,030

	Six months ended June 30, 2021
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,376	$17,448	$11,492	$461	$59,777
Charge-offs	(942)	—	(22)	(263)	(1,227)
Recoveries	257	6	44	73	380
Provision (release) expense for loan losses	(1,051)	(6,267)	(2,663)	81	(9,900)
Ending balance	$28,640	$11,187	$8,851	$352	$49,030

	Three months ended June 30, 2020
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,557	$9,278	$10,696	$425	$50,956
Charge-offs	(694)	—	(12)	(146)	(852)
Recoveries	172	—	15	49	236
Provision expense for loan losses	3,107	3,036	3,826	156	10,125
Ending balance	$33,142	$12,314	$14,525	$484	$60,465

	Six months ended June 30, 2020
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,442	$4,850	$3,468	$304	$39,064
Cumulative effect adjustment(1)	(1,299)	1,666	5,314	155	5,836
Charge-offs	(912)	—	(40)	(397)	(1,349)
Recoveries	263	—	20	97	380
Provision expense for loan losses	4,648	5,798	5,763	325	16,534
Ending balance	$33,142	$12,314	$14,525	$484	$60,465

(1)	Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments.

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

Net charge-offs on loans during the three and six months ended June 30, 2021 were $0.7 million and $0.8 million, respectively. The Company recorded total provision release of $5.9 million for the three months ended June 30, 2021, which included a provision release of $5.3 million for funded loans and a provision release of $0.6 million for unfunded loan commitments. During the six months ended June 30, 2021, the Company recorded total provision release of $9.4 million, which included a provision release of $9.9 million for funded loans and a provision expense of $0.5 million for unfunded loan commitments. Provision release was driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast.

Net charge-offs on loans during the three and six months ended June 30, 2020 were $0.6 million and $1.0 million, respectively. The Company recorded total provision expense of $10.3 million for the three months ended June 30, 2020, which included a provision expense of $10.1 million for funded loans and a provision expense of $0.2 million for unfunded loan commitments. During the six months ended June 30, 2020, the Company recorded total provision expense of $16.4 million, which included a provision expense of $16.5 million for funded loans and a provision release of $0.1 million for unfunded loan commitments. Provision expense was recorded to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to support non-PPP originated loan growth.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of June 30, 2021 and December 31, 2020, AIR from loans totaled $15.0 million and $16.7 million, respectively.

Note 6 Other Real Estate Owned

A summary of the activity in other real estate owned (“OREO”) during the six months ended June 30, 2021 and 2020 is as follows:

	For the six months ended June 30,
	2021	2020
Beginning balance	$4,730	$7,300
Transfers from loan portfolio, at fair value	1,522	1,146
Impairments	—	(26)
Sales	(1,128)	(1,929)
Ending balance	$5,124	$6,491

During the six months ended June 30, 2021 and 2020, the Company sold OREO properties with net book balances of $1.1 million and $1.9 million, respectively. Sales of OREO properties resulted in net OREO losses of $0.2 million and $0.2 million, which were included in the consolidated statements of operations for the three and six months ended June 30, 2021, respectively. Net OREO losses of $0.1 million and $0.1 million were included in the consolidated statements of operations for the three and six months ended June 30, 2020, respectively.

Note 7 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with our acquisitions, the Company recorded goodwill of $115.0 million. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or six months ended June 30, 2021 or the year ended December 31, 2020.

The gross carrying amount of the core deposit intangibles and the associated accumulated amortization at June 30, 2021 and December 31, 2020, are presented as follows:

	June 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$(41,877)	$6,957	$48,834	$(41,286)	$7,548

The Company is amortizing the core deposit intangibles from acquisitions on a straight-line basis over 7-10 years from the date of the respective acquisition, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $0.3 million and $0.6 million during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, the Company recognized core deposit intangible amortization expense of $0.3 million and $0.6 million, respectively.

The following table shows the estimated future amortization expense for the core deposit intangibles as of June 30, 2021:

Years ending December 31,	Amount
For the six months ending December 31, 2021	$592
For the year ending December 31, 2022	1,127
For the year ending December 31, 2023	1,048
For the year ending December 31, 2024	1,048
For the year ending December 31, 2025	1,048

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in intangible assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $1.9 billion and $0.6 billion at June 30, 2021 and 2020, respectively.

Below are the changes in the MSRs for the periods presented:

	For the six months ended June 30,
	2021	2020
Beginning balance	$10,380	$2,630
Originations	5,949	3,189
Recovery (impairment)	707	(1,102)
Amortization	(1,632)	(682)
Ending balance	15,404	4,035
Fair value of mortgage servicing rights	$18,685	$4,173

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 11.4% to 18.7% for the June 30, 2021 valuation. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 18.3% to 21.3% for the June 30, 2020 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $1.1 million and $2.1 million for the three and six months ended June 30, 2021, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively.

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

The following table shows the estimated future amortization expense for the MSRs as of June 30, 2021:

Years ending December 31,	Amount
For the six months ending December 31, 2021	$955
For the year ending December 31, 2022	1,793
For the year ending December 31, 2023	1,573
For the year ending December 31, 2024	1,381
For the year ending December 31, 2025	1,212

Note 8 Borrowings

The Company enters into repurchase agreements to facilitate the needs of its clients. As of June 30, 2021 and December 31, 2020, the Company sold securities under agreements to repurchase totaling $23.0 million and $22.9 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $26.1 million and $27.7 million as of June 30, 2021 and December 31,

2020, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of June 30, 2021 and December 31, 2020, the Company had $3.1 million and $4.8 million, respectively, of excess collateral pledged for repurchase agreements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $0.9 billion at June 30, 2021. The Bank may utilize its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At June 30, 2021 and December 31, 2020, the Bank had no outstanding borrowings from the FHLB. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at June 30, 2021 or December 31, 2020. Loans pledged were $1.3 billion and $1.2 billion at June 30, 2021 and December 31, 2020, respectively. There was no interest expense related to FHLB advances and other short-term borrowings for the three and six months ended June 30, 2021, compared to $0.3 million and $1.2 million during the three and six months ended June 30, 2020, respectively.

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

Under the Basel III requirements, at June 30, 2021 and December 31, 2020, the Company and the Bank met all capital requirements. The Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	June 30, 2021
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.6%	$733,666	N/A	N/A	4.0%	$277,579
NBH Bank	9.0%	624,289	5.0%	$346,699	4.0%	277,359
Common equity tier 1 risk based capital:
Consolidated	15.3%	$733,666	N/A	N/A	7.0%	$335,348
NBH Bank	13.1%	624,289	6.5%	$310,925	7.0%	334,842
Tier 1 risk based capital ratio:
Consolidated	15.3%	$733,666	N/A	N/A	8.5%	$407,208
NBH Bank	13.1%	624,289	8.0%	$382,677	8.5%	406,594
Total risk based capital ratio:
Consolidated	16.3%	$779,207	N/A	N/A	10.5%	$503,021
NBH Bank	14.0%	669,829	10.0%	$478,346	10.5%	502,263

	December 31, 2020
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.7%	$696,311	N/A	N/A	4.0%	$260,370
NBH Bank	9.2%	600,622	5.0%	$325,447	4.0%	260,358
Common equity tier 1 risk based capital:
Consolidated	14.7%	$696,311	N/A	N/A	7.0%	$331,632
NBH Bank	12.7%	600,622	6.5%	$307,631	7.0%	331,295
Tier 1 risk based capital ratio:
Consolidated	14.7%	$696,311	N/A	N/A	8.5%	$402,696
NBH Bank	12.7%	600,622	8.0%	$378,623	8.5%	402,287
Total risk based capital ratio:
Consolidated	15.8%	$749,899	N/A	N/A	10.5%	$497,448
NBH Bank	13.8%	654,209	10.0%	$473,279	10.5%	496,943

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$4,415	$3,543	$8,367	$8,208
Bank card fees	4,614	3,654	8,687	7,167
Non-interest income (in-scope of Topic 606)	9,029	7,197	17,054	15,375
Non-interest income (out-of-scope of Topic 606)	16,237	31,640	41,573	46,994
Total non-interest income	$25,266	$38,837	$58,627	$62,369
Non-interest expense
In-scope of Topic 606:
Loss on OREO sales, net	$(221)	$(55)	$(192)	$(94)
Total revenue in-scope of Topic 606	$8,808	$7,142	$16,862	$15,281

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

The following table summarizes stock option activity for the six months ended June 30, 2021:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2020	768,129	$26.35	6.91	$5,224
Granted	80,615	40.16
Exercised	(72,497)	27.61
Forfeited	(24,853)	27.47
Outstanding at June 30, 2021	751,394	$27.68	6.86	$7,759
Options exercisable at June 30, 2021	494,874	26.33	5.85	5,675
Options vested and expected to vest	724,144	27.52	6.77	7,568

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.5 million and $0.6 million for the three and six months ended June 30, 2021, respectively, and $0.5 million and $0.7 million for the three and six months ended June 30, 2020, respectively. At June 30, 2021, there was $0.6 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.4 years.

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

The weighted-average grant date fair value per unit for the ROTA target portion and the TSR target portion granted during 2021 was $40.16 and $33.11, respectively. The initial weighted-average performance price for the TSR target portion granted during 2021 was $33.04. During the six months ended June 30, 2021, the Company awarded an additional 30,024 units due to final performance results related to performance stock units granted in 2018.

The following table summarizes restricted stock and performance stock unit activity during the six months ended June 30, 2021:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2020	166,630	$27.42	184,837	$29.21
Granted	81,481	40.07	52,526	37.01
Adjustment due to performance	—	—	30,024	30.38
Vested	(77,679)	28.56	(90,016)	30.38
Forfeited	(19,082)	29.20	(16,977)	28.96
Unvested at June 30, 2021	151,350	$33.42	160,394	$31.36

As of June 30, 2021, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $3.6 million and $3.3 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.3 years and 2.1 years, respectively. Expense related to non-vested restricted stock awards totaled $0.6 million and $1.2 million during the three and six months ended June 30, 2021, respectively, and $0.7 million and $1.2 million during the three and six months ended June 30, 2020, respectively. Expense related to non-vested performance stock units totaled $0.2 million and $0.7 million during the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.9 million during the three and six months ended June 30, 2020, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 293,905 was available for issuance at June 30, 2021.

Under the ESPP, employees purchased 8,971 shares and 8,890 shares during the six months ended June 30, 2021 and 2020, respectively.

Note 12 Common Stock

The Company had 30,800,985 and 30,634,291 shares of Class A common stock outstanding at June 30, 2021 and December 31, 2020, respectively. Additionally, the Company had 151,350 and 166,630 shares outstanding at June 30, 2021 and December 31, 2020, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On February 24, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $75.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The new program of $75.0 million replaces the previously authorized $50.0 million stock repurchase program announced in February 2020 in its entirety. The remaining authorization under the new program as of June 30, 2021 was $75.0 million.

Note 13 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 11.

The Company had 30,800,985 and 30,569,011 shares of Class A common stock outstanding as of June 30, 2021 and 2020, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and six months ended June 30, 2021 and 2020.

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$24,200	$17,705	$51,012	$33,529
Less: income allocated to participating securities	(33)	(37)	(67)	(61)
Income allocated to common shareholders	$24,167	$17,668	$50,945	$33,468
Weighted average shares outstanding for basic earnings per common share	30,947,206	30,731,758	30,888,062	30,944,617
Dilutive effect of equity awards	279,145	125,848	294,522	183,467
Weighted average shares outstanding for diluted earnings per common share	31,226,351	30,857,606	31,182,584	31,128,084
Basic earnings per share	$0.78	$0.57	$1.65	$1.08
Diluted earnings per share	0.77	0.57	1.63	1.08

The Company had 751,394 and 825,031 outstanding stock options to purchase common stock at weighted average exercise prices of $27.68 and $26.11 per share at June 30, 2021 and 2020, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 311,744 and 335,560 unvested restricted shares and performance stock units issued as of June 30, 2021 and 2020, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2021 and December 31, 2020. Information about the valuation methods used to measure fair value is provided in note 16.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	location	2021	2020	Location	2021	2020
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$42	$—	Other liabilities	$21,670	$38,884
Total derivatives designated as hedging instruments		$42	$—		$21,670	$38,884

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$11,640	$18,149	Other liabilities	$11,661	$18,176
Interest rate lock commitments	Other assets	2,950	7,001	Other liabilities	414	298
Forward contracts	Other assets	63	—	Other liabilities	301	2,622
Total derivatives not designated as hedging instruments		$14,653	$25,150		$12,376	$21,096

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2021, the Company had interest rate swaps with a notional amount of $339.2 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2020, the Company had interest rate swaps with a notional amount of $387.1 million that were designated as fair value hedges. These interest rate swaps were associated with $339.3 million and $389.9 million of the Company’s fixed-rate loans as of June 30, 2021 and December 31, 2020, respectively, before a gain of $26.7 million and $40.1 million from the fair value hedge adjustment in the carrying amount, included in loans receivable on the statements of financial condition as of June 30, 2021 and December 31, 2020.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2021, the Company had matched interest rate swap transactions with an aggregate notional amount of $414.2 million related to this program. As of December 31, 2020, the Company had matched interest rate swap transactions with an aggregate notional amount of $456.0 million.

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

The Company had interest rate lock commitments with a notional value of $182.0 million and forward contracts with a notional value of $244.4 million at June 30, 2021. At December 31, 2020, the Company had interest rate lock commitments with a notional value of $258.8 million and forward contracts with a notional value of $375.3 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
hedging relationships	derivatives	2021	2020	2021	2020
Interest rate products	Interest and fees on loans	$(28,100)	$31,037	$(7,228)	$(3,733)
Total		$(28,100)	$31,037	$(7,228)	$(3,733)

	Location of gain (loss)	Amount of gain (loss) recognized in income on hedged items
	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
Hedged items	hedged items	2021	2020	2021	2020
Interest rate products	Interest and fees on loans	$23,726	$(31,654)	$5,157	$2,124
Total		$23,726	$(31,654)	$5,157	$2,124

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
as hedging instruments	derivatives	2021	2020	2021	2020
Interest rate products	Other non-interest expense	$4	$(50)	$10	$(73)
Interest rate lock commitments	Mortgage banking income	(1,029)	3,428	(5,101)	10,931
Forward contracts	Mortgage banking income	(3,698)	3,617	2,384	(2,090)
Total		$(4,723)	$6,995	$(2,707)	$8,768

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

As of June 30, 2021, the termination value of derivatives in a net liability position related to these agreements was $34.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of June 30, 2021, the Company had posted $36.8 million in eligible collateral. If the Company had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Commitments to fund loans	$455,362	$311,237
Unfunded commitments under lines of credit	539,580	537,325
Commercial and standby letters of credit	9,162	7,320
Total unfunded commitments	$1,004,104	$855,882

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. Charges against the reserve during the three and six months ended June 30, 2021 and 2020 were driven by early payoffs and repurchases. The repurchase reserve is included in other liabilities on the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Beginning balance	$2,620	$2,790	$2,741	$2,589
Provision (released from) charged to operating expense, net	(106)	41	(102)	320
Charge-offs	(116)	(106)	(241)	(184)
Ending balance	$2,398	$2,725	$2,398	$2,725

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the six months ended June 30, 2021 and 2020, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At June 30, 2021 and December 31, 2020, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 87.6% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 on the consolidated statements of financial condition utilizing the hierarchy structure described above:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$216,231	$—	$216,231
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	386,572	—	386,572
Municipal securities	—	314	—	314
Corporate debt	—	2,155	—	2,155
Loans held for sale	—	134,805	—	134,805
Interest rate swap derivatives	—	11,682	—	11,682
Mortgage banking derivatives	—	—	3,013	3,013
Total assets at fair value	$—	$751,759	$3,013	$754,772
Liabilities:
Interest rate swap derivatives	$—	$33,331	$—	$33,331
Mortgage banking derivatives	—	—	715	715
Total liabilities at fair value	$—	$33,331	$715	$34,046

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$196,334	$—	$196,334
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	462,779	—	462,779
Municipal securities	—	318	—	318
Corporate debt	—	1,998	—	1,998
Loans held for sale	—	247,813	—	247,813
Interest rate swap derivatives	—	18,149	—	18,149
Mortgage banking derivatives	—	—	7,001	7,001
Total assets at fair value	$—	$927,391	$7,001	$934,392
Liabilities:
Interest rate swap derivatives	$—	$57,060	$—	$57,060
Mortgage banking derivatives	—	—	2,920	2,920
Total liabilities at fair value	$—	$57,060	$2,920	$59,980

The table below details the changes in level 3 financial instruments during the six months ended June 30, 2021:

Mortgage banking
derivatives, net
Balance at December 31, 2020	$4,081
Gain included in earnings, net	(2,717)
Fees and costs included in earnings, net	934
Balance at June 30, 2021	$2,298

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 0% - 26% with a weighted average discount rate of 9.2%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At June 30, 2021, the Company recorded a specific reserve of $1.4 million related to seven loans with a carrying balance of $5.7 million. At June 30, 2020, the Company recorded a specific reserve of $1.3 million related to six loans with a carrying balance of $4.4 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 8.5%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized no OREO impairment during the six months ended June 30, 2021 and $26 thousand of OREO impairment during the six months ended June 30, 2020 in its consolidated statements of operations. The fair values of OREO are derived from third-party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.5% with a weighted average rate of 9.5% at June 30, 2021 and prepayment speed assumption ranges of 11.4% to 18.7% with a weighted average rate of 11.7% at June 30, 2021. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income on the consolidated statements of operations. There was $0.7 million of recovery on MSRs during the six months ended June 30, 2021, compared to $1.1 million of impairment during the six months ended June 30, 2020. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

Premises and equipment—During the first quarter of 2021, the Company approved plans to consolidate seven banking centers. Premises and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process that considers current local commercial real estate market conditions, the judgment of the sales agent and often involves obtaining third-party appraisals from certified real estate appraisers. These fair value measurements are classified as level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. As of June 30, 2021, the Company recognized $1.6 million of impairment in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $6.0 million.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding the assets recorded at fair value on a non-recurring basis during the six months ended June 30, 2021 and 2020:

	June 30, 2021
	Total	Losses from fair value changes
Individually evaluated loans	$20,807	$1,227
Premises and equipment	6,032	1,552
Total	$26,839	$2,779

	June 30, 2020
	Total	Losses from fair value changes
Individually evaluated loans	$33,075	$1,349
Premises and equipment	8,024	1,631
Mortgage servicing rights	4,035	1,102
Total	$45,134	$4,082

The Company did not record any liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2021.

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

The fair value of financial instruments at June 30, 2021 and December 31, 2020 are set forth below:

	Level in fair value	June 30, 2021		December 31, 2020
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$1,004,493	$1,004,493	$605,565	$605,565
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	216,231	216,231	196,334	196,334
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	386,572	386,572	462,779	462,779
Municipal securities available-for-sale	Level 2	314	314	318	318
Municipal securities available-for-sale	Level 3	57	57	57	57
Corporate debt	Level 2	2,155	2,155	1,998	1,998
Other available-for-sale securities	Level 3	469	469	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	337,831	338,041	306,187	310,930
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	349,804	349,104	70,428	70,761
Non-marketable securities	Level 2	14,741	14,741	16,493	16,493
Loans receivable	Level 3	4,300,757	4,384,071	4,353,726	4,511,357
Loans held for sale	Level 2	134,805	134,805	247,813	247,813
Accrued interest receivable	Level 2	17,156	17,156	18,795	18,795
Interest rate swap derivatives	Level 2	11,682	11,682	18,149	18,149
Mortgage banking derivatives	Level 3	3,013	3,013	7,001	7,001
LIABILITIES
Deposit transaction accounts	Level 2	5,233,552	5,233,552	4,690,100	4,690,100
Time deposits	Level 2	924,501	928,221	986,132	993,070
Securities sold under agreements to repurchase	Level 2	22,957	22,957	22,897	22,897
Accrued interest payable	Level 2	4,755	4,755	6,762	6,762
Interest rate swap derivatives	Level 2	33,331	33,331	57,060	57,060
Mortgage banking derivatives	Level 3	715	715	2,920	2,920

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and six months ended June 30, 2021, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2020, 2019 and 2018. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We also believe that our established presence in our core markets of Colorado, the greater Kansas City region, Texas, Utah and New Mexico, positions us well for growth opportunities. As of June 30, 2021, we had $7.1 billion in assets, $4.3 billion in loans, $6.2 billion in deposits and $0.9 billion in equity.

Operating Highlights and Key Challenges

Profitability and returns

●

Net income totaled $51.0 million, or $1.63 per diluted share, for the six months ended June 30, 2021, compared to net income of $33.5 million, or $1.08 per diluted share, for the same period in the prior year.

●	The return on average tangible assets was 1.53% for the six months ended June 30, 2021, compared to 1.14% for the same period in the prior year.
●	The return on average tangible common equity was 14.29% for the six months ended June 30, 2021, compared to 10.38% for the same period in the prior year.

Strategic execution

●	Excluding PPP loans, loan originations during the three months ended June 30, 2021 more than doubled the first quarter of 2021 loan originations, increasing $189.0 million, or 109.2%.
●

Completed the previously announced plans to consolidate seven banking centers during 2021 as part of our continued focus on improving operating efficiencies and investing in digital solutions for our clients. Banking center consolidation-related expense of $1.6 million was recorded to non-interest expense during the six months ended June 30, 2021.

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

Loan portfolio

●	Total loans ended the quarter at $4.3 billion and decreased $53.0 million, or 2.5% annualized, since December 31, 2020. Excluding PPP loans, total loans decreased by $6.5 million, or 0.3% annualized.
●

Total loan originations during the three months ended June 30, 2021 were $362.1 million. New loan originations over the trailing 12 months totaled $1.1 billion, led by commercial loan originations of $649.3 million, including PPP loan originations of $121.3 million.

●	COVID-related loan modifications are handled individually on a relationship basis. As of June 30, 2021, $108.6 million, or 2.5%, of total loans were on a COVID-related modification plan.

Credit quality

●

Allowance for credit losses totaled 1.14% of total loans at June 30, 2021, compared to 1.37% at December 31, 2020. Excluding PPP loans, the ACL totaled 1.18% of total loans at June 30, 2021, compared to 1.43% at December 31, 2020.

●

The Company recorded total provision release of $9.4 million for the six months ended June 30, 2021, which included a provision release of $9.9 million for funded loans and a provision expense of $0.5 million for unfunded loan commitments, driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. During the six months ended June 30, 2020, the Company recorded total provision expense of $16.4 million, which included a provision expense of $16.5 million for funded loans and a provision release of $0.1 million for unfunded loan commitments, driven by deteriorating economic conditions caused by the impact of COVID-19.

●	Net charge-offs to average total loans for the six months ended June 30, 2021 totaled 0.04%, annualized, compared to 0.06% for the full year ended December 31, 2020.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual TDRs) improved to 0.32% of total loans, compared to 0.47% at December 31, 2020. Non-performing assets to total loans and OREO improved to 0.44% at June 30, 2021, compared to 0.58% at December 31, 2020. Excluding PPP loans, non-performing loans to total loans were 0.33%, and non-performing assets to total loans and OREO were 0.46% at June 30, 2021.

Client deposit funded balance sheet

●	Average transaction deposits for the six months ended June 30, 2021 totaled $5.0 billion, increasing 28.0%, compared to $3.9 billion for the same period in the prior year.
●	Average total deposits totaled $5.9 billion during the six months ended June 30, 2021, increasing 20.0%, compared to $4.9 billion for the same period in the prior year.
●	The mix of transaction deposits to total deposits improved to 85.0% at June 30, 2021, compared to 82.6% at December 31, 2020.
●	Cost of deposits totaled 0.26% during the six months ended June 30, 2021, decreasing 19 basis points from December 31, 2020.

Revenues

●

Fully taxable equivalent (“FTE”) net interest income totaled $92.6 million during the six months ended June 30, 2021 and decreased $7.6 million, or 7.6%, compared to the same period in the prior year primarily due to interest rate actions taken by the Federal Reserve during 2020 and lower non-PPP originated loan balances.

●

The FTE net interest margin narrowed 70 basis points to 2.92% for the six months ended June 30, 2021, as compared to the same period in the prior year due to lower earning asset yields. The yield on earning assets decreased 100 basis points, led by the remix of assets into lower-yielding cash balances and an 18 basis point decrease in the originated loan portfolio yields. The cost of funds decreased 20 basis points to 0.26% for the six months ended June 30, 2021.

●

Non-interest income totaled $58.6 million during the six months ended June 30, 2021, decreasing $3.7 million, or 6.0%, from the six months ended June 30, 2020, primarily driven by a decrease in mortgage banking income.

Expenses

●

Non-interest expense totaled $96.0 million during the six months ended June 30, 2021, representing a decrease of $6.4 million, or 6.3%, compared to the six months ended June 30, 2020, driven by lower mortgage-related compensation as well as the Company’s strategic efforts to improve operating efficiency.

●

Income tax expense totaled $11.1 million during the six months ended June 30, 2021, compared to $7.7 million during the six months ended June 30, 2020 driven by 2021’s higher pre-tax income during the first six months. The effective tax rate for the six months ended June 30, 2021 was 18.5%, adjusted for stock compensation activity, compared to 19.0% for the full year 2020.

Strong capital position

●

Capital ratios continue to be strong as our capital position remains in excess of federal bank regulatory thresholds. As of June 30, 2021, our consolidated tier 1 leverage ratio was 10.57%, and our common equity tier 1 and consolidated tier 1 risk based capital ratios were both 15.31%.

●	The Bank maintains ample liquidity with access to $2.6 billion in readily available funds.
●

At June 30, 2021, common book value per share was $27.66. The tangible common book value per share increased $0.92 to $24.01 at June 30, 2021 compared to December 31, 2020, primarily due to earnings, net of dividends paid and lower accumulated other comprehensive income.

Key Challenges

There are a number of significant challenges confronting us and our industry. We face continual challenges implementing our business strategy, including growing the assets, particularly loans, and deposits of our business amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive environment. Prevailing interest rates began decreasing in mid-2019, remain low and are expected to remain near zero for the foreseeable future as a result of interest rate actions taken by the Federal Reserve.

The COVID-19 pandemic has caused disruption and is likely to continue to present challenges to our business. We continue to remain committed to ensuring our associates, clients and communities are receiving the support they need. Our banking centers are fully operational, and we continue to leverage our digital banking platform with our clients. Our teams have been working diligently to support our clients who are experiencing financial hardship due to COVID-19 through participation in the SBA’s Paycheck Protection Program, including assistance with PPP loan forgiveness applications, and loan modifications, as needed. While access to vaccines in the United States has increased, the efficacy and public acceptance of those vaccines, the impact of the new variants of the virus, and the length of time that the government-mandated measures must remain in place or potentially be reinstituted to address COVID-19 are unknown. The pandemic has had a significantly negative impact to the U.S. labor market, consumer spending and business operations, and it is not clear to what degree new outbreaks of COVID-19 cases will have further negative impact.

Our markets have historically outperformed the national averages on many key indicators; however, the economic impact from the COVID-19 pandemic has caused economic strain nationally and across all of our markets. We are encouraged by the positive signs of economic recovery we are seeing throughout our markets. We are focused on growing our loan portfolio while taking a careful approach to extending new credit and adhering to our established underwriting standards and self-imposed concentration limits. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

As of June 30, 2021, the Company had low exposure to industries highly impacted by the COVID-19 pandemic. Within the commercial loan segment, restaurants were 5.4%, retailers 3.1%, hospital/medical 5.9% and oil and gas 0.7% of total loans. Within the commercial real estate non-owner occupied loan segment, hotel and lodging was 4.4%, multifamily 2.3% and retail 1.2% of total loans. The Company had no direct exposure to other industries and loan types more highly impacted by the pandemic including aviation, cruise lines, energy services, auto manufacturing/dealer floor plans, hedge funds, convention centers, credit cards, malls and taxi/ride share businesses. Furthermore, the Company had no consumer credit card, indirect auto or car leasing exposure.

The agriculture industry continues to be impacted by volatility in commodity prices as well as supply chain issues driven by the COVID-19 pandemic. Our food and agribusiness portfolio is only 4.6% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 0.9% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

The extraordinary government measures enacted during the COVID-19 pandemic have generated unprecedented levels of economic stimulus funding and produced high levels of cash liquidity within the banking industry. Our cash balances total $1.0 billion as of June 30, 2021 and have increased $398.9 million from December 31, 2020 and $862.1 million from June 30, 2020. Future growth in our interest income will ultimately be dependent on our ability to deploy the excess cash liquidity into high-quality originated loans and other high-quality earning assets such as investment securities. Investment securities totaled $1.3 billion as of June 30, 2021 and increased $253.1 million, or 24.0%, compared to December 31, 2020. As of June 30, 2021, our loans outstanding totaled $4.3 billion, decreasing $53.0 million, or 1.2%, compared to December 31, 2020 due largely to a decrease in PPP loans totaling $46.5 million as a result of PPP loan forgiveness. During the six months ended June 30, 2021, our weighted average rate on new loans funded at the time of origination was 3.27%, compared to the weighted average yield of our originated loan portfolio of 3.97% (FTE). Our net interest income has been impacted by interest rate actions taken by the Federal Reserve in response to the COVID-19 pandemic, and our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions.

Continued regulation, impending new liquidity and capital constraints, and a continual need to bolster cybersecurity are adding costs and uncertainty to all U.S. banks and could affect profitability. Also, nontraditional participants in the market may offer increased competition as non-bank payment businesses, including FinTechs, are expanding into traditional banking products. While certain external factors are out of our control and may provide obstacles to our business strategy, we are prepared to deal with these challenges and expand our offerings in digital technology where appropriate. We seek to remain flexible, yet methodical and proactive, in our strategic decision making so that we can quickly respond to market changes and the inherent challenges and opportunities that accompany such changes.

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

Key Ratios(1)

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2021	2020	2020	2021	2020
Return on average assets	1.38%	1.63%	1.13%	1.49%	1.11%
Return on average tangible assets(2)	1.41%	1.67%	1.16%	1.53%	1.14%
Return on average equity	11.51%	13.27%	9.23%	12.26%	8.72%
Return on average tangible common equity(2)	13.41%	15.55%	10.98%	14.29%	10.38%
Loan to deposit ratio (end of period)	69.84%	76.70%	88.34%	69.84%	88.34%
Non-interest bearing deposits to total deposits (end of period)	39.58%	37.19%	27.76%	39.58%	27.76%
Net interest margin(3)	2.74%	3.16%	3.30%	2.84%	3.53%
Net interest margin FTE(2)(3)(4)	2.82%	3.24%	3.39%	2.92%	3.62%
Interest rate spread FTE(4)(5)	2.66%	3.05%	3.19%	2.75%	3.40%
Yield on earning assets(6)	2.96%	3.47%	3.75%	3.08%	4.06%
Yield on earning assets FTE(2)(4)(6)	3.04%	3.55%	3.84%	3.16%	4.16%
Cost of interest bearing liabilities	0.38%	0.50%	0.65%	0.41%	0.76%
Cost of deposits	0.24%	0.33%	0.47%	0.26%	0.55%
Non-interest income to total revenue FTE(4)	35.38%	40.11%	44.40%	38.76%	38.35%
Non-interest expense to average assets	2.63%	2.90%	3.42%	2.80%	3.38%
Efficiency ratio	65.66%	58.76%	62.05%	64.16%	63.63%
Efficiency ratio FTE(2)(4)	64.48%	57.87%	61.13%	63.08%	62.63%

Total Loans Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.32%	0.47%	0.42%	0.32%	0.42%
Non-performing loans to total loans excluding PPP loans	0.33%	0.49%	0.45%	0.33%	0.45%
Non-performing assets to total loans and OREO	0.44%	0.58%	0.55%	0.44%	0.55%
Non-performing assets to total loans and OREO excluding PPP loans	0.46%	0.60%	0.60%	0.46%	0.60%
Allowance for credit losses to total loans	1.14%	1.37%	1.26%	1.14%	1.26%
Allowance for credit losses to total loans excluding PPP loans	1.18%	1.43%	1.36%	1.18%	1.36%
Allowance for credit losses to non-performing loans	353.22%	293.21%	302.34%	353.22%	302.34%
Net charge-offs to average loans	0.07%	0.11%	0.05%	0.04%	0.04%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(4)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,279, $1,260 and $1,301 for the three months ended June 30, 2021, December 31, 2020 and June 30, 2020, respectively. The taxable equivalent adjustments included above are $2,547 and $2,568 for the six months ended June 30, 2021 and June 30, 2020, respectively.

(5)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(6)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities are excluded from interest earning assets.
(7)	Non-performing loans consist of non-accruing loans and restructured loans on non-accrual.
(8)	Non-performing assets include non-performing loans and OREO.
(9)	Total loans are net of unearned discounts and fees.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	June 30,	December 31,	June 30,
	2021	2020	2020
Total shareholders’ equity	$851,866	$820,691	$776,967
Less: goodwill and core deposit intangible assets, net	(121,983)	(122,575)	(123,166)
Add: deferred tax liability related to goodwill	9,612	9,155	8,698
Tangible common equity (non-GAAP)	$739,495	$707,271	$662,499

Total assets	$7,136,128	$6,659,950	$6,385,431
Less: goodwill and core deposit intangible assets, net	(121,983)	(122,575)	(123,166)
Add: deferred tax liability related to goodwill	9,612	9,155	8,698
Tangible assets (non-GAAP)	$7,023,757	$6,546,530	$6,270,963

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.94%	12.32%	12.17%
Less: impact of goodwill and core deposit intangible assets, net	(1.41)%	(1.52)%	(1.61)%
Tangible common equity to tangible assets (non-GAAP)	10.53%	10.80%	10.56%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$739,495	$707,271	$662,499
Divided by: ending shares outstanding	30,800,985	30,634,291	30,569,011
Tangible common book value per share (non-GAAP)	$24.01	$23.09	$21.67

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$739,495	$707,271	$662,499
Accumulated other comprehensive income, net of tax	(1,695)	(9,766)	(12,195)
Tangible common book value, excluding accumulated other comprehensive income, net of tax (non-GAAP)	737,800	697,505	650,304
Divided by: ending shares outstanding	30,800,985	30,634,291	30,569,011
Tangible common book value per share, excluding accumulated other comprehensive income, net of tax (non-GAAP)	$23.95	$22.77	$21.27

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2021	2020	2020	2021	2020
Net income	$24,200	$27,169	$17,705	$51,012	$33,529
Add: impact of core deposit intangible amortization expense, after tax	228	228	227	455	454
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$24,428	$27,397	$17,932	$51,467	$33,983

Average assets	$7,056,894	$6,635,490	$6,318,596	$6,907,022	$6,090,724
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(112,552)	(113,594)	(114,631)	(112,698)	(114,779)
Average tangible assets (non-GAAP)	$6,944,342	$6,521,896	$6,203,965	$6,794,324	$5,975,945

Average shareholders' equity	$843,116	$814,483	$771,593	$838,930	$772,986
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(112,552)	(113,594)	(114,631)	(112,698)	(114,779)
Average tangible common equity (non-GAAP)	$730,564	$700,889	$656,962	$726,232	$658,207

Return on average assets	1.38%	1.63%	1.13%	1.49%	1.11%
Return on average tangible assets (non-GAAP)	1.41%	1.67%	1.16%	1.53%	1.14%
Return on average equity	11.51%	13.27%	9.23%	12.26%	8.72%
Return on average tangible common equity (non-GAAP)	13.41%	15.55%	10.98%	14.29%	10.38%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2021	2020	2020	2021	2020
Interest income	$48,450	$53,288	$53,744	$97,663	$112,412
Add: impact of taxable equivalent adjustment	1,279	1,260	1,301	2,547	2,568
Interest income FTE (non-GAAP)	$49,729	$54,548	$55,045	$100,210	$114,980

Net interest income	$44,868	$48,556	$47,328	$90,089	$97,675
Add: impact of taxable equivalent adjustment	1,279	1,260	1,301	2,547	2,568
Net interest income FTE (non-GAAP)	$46,147	$49,816	$48,629	$92,636	$100,243

Average earning assets	$6,561,588	$6,108,513	$5,766,672	$6,400,651	$5,562,538
Yield on earning assets	2.96%	3.47%	3.75%	3.08%	4.06%
Yield on earning assets FTE (non-GAAP)	3.04%	3.55%	3.84%	3.16%	4.16%
Net interest margin	2.74%	3.16%	3.30%	2.84%	3.53%
Net interest margin FTE (non-GAAP)	2.82%	3.24%	3.39%	2.92%	3.62%

Efficiency Ratio

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2021	2020	2020	2021	2020
Net interest income	$44,868	$48,556	$47,328	$90,089	$97,675
Add: impact of taxable equivalent adjustment	1,279	1,260	1,301	2,547	2,568
Net interest income, FTE (non-GAAP)	$46,147	$49,816	$48,629	$92,636	$100,243

Non-interest income	$25,266	$33,357	$38,837	$58,627	$62,369

Non-interest expense	$46,343	$48,425	$53,760	$96,011	$102,431
Less: core deposit intangible asset amortization	(296)	(296)	(296)	(592)	(592)
Non-interest expense, adjusted for core deposit intangible asset amortization	$46,047	$48,129	$53,464	$95,419	$101,839

Efficiency ratio	65.66%	58.76%	62.05%	64.16%	63.63%
Efficiency ratio FTE (non-GAAP)	64.48%	57.87%	61.13%	63.08%	62.63%

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

Financial Condition

Total assets were $7.1 billion at June 30, 2021, compared to $6.7 billion at December 31, 2020, an increase of $476.2 million, or 7.1%. Cash and cash equivalents increased $398.9 million, or 65.9%, from December 31, 2020, and investment securities increased $253.1 million, or 24.0%. Total loans as of June 30, 2021 decreased $53.0 million, or 1.2%, and included a decrease in PPP loans of $46.5 million, or 26.4%, compared to December 31, 2020. The allowance for credit losses decreased $10.7 million to $49.0 million at June 30, 2021.

During the six months ended June 30, 2021, lower cost demand, savings, and money market deposits ("transaction deposits") increased $543.5 million, or 23.4% annualized, compared to December 31, 2020, as we received cash inflows from economic stimulus and continued developing full banking relationships with our clients. Our clients used their core operating accounts for PPP funds and economic stimulus checks, which aided the strong deposit growth. In addition to providing excess cash liquidity, the increase in transaction deposits provided low-cost funding utilized to fund PPP loans.

Investment securities

Available-for-sale

Total investment securities available-for-sale decreased 8.5% during the six months ended June 30, 2021 to $0.6 billion. Purchases of available-for-sale securities during the six months ended June 30, 2021 and 2020 totaled $86.2 million and $69.6 million, respectively. Paydowns and maturities totaled $131.1 million and $110.1 million during the six months ended June 30, 2021 and 2020, respectively.

Our available-for-sale investment securities portfolio is summarized as follows as of the dates indicated:

	June 30, 2021				December 31, 2020
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$217,026	$216,231	35.6%	1.43%	$193,424	$196,334	29.6%	1.36%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	384,751	386,572	63.8%	1.58%	454,345	462,779	69.9%	1.45%
Municipal securities	362	371	0.1%	3.45%	362	375	0.1%	3.46%
Corporate debt	2,000	2,155	0.4%	5.81%	2,000	1,998	0.3%	5.83%
Other securities	469	469	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$604,608	$605,798	100.0%	1.54%	$650,600	$661,955	100.0%	1.44%

As of June 30, 2021 and December 31, 2020, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 4.5 years and 2.7 years at June 30, 2021 and December 31, 2020, respectively. This estimate is based on assumptions and actual results may differ. At June 30, 2021 and December 31, 2020, the duration of the total available-for-sale investment portfolio was 3.6 years and 2.6 years, respectively.

At June 30, 2021 and December 31, 2020, adjustable rate securities comprised 2.2% and 2.3%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 1.79% per annum and 2.00% per annum at June 30, 2021 and December 31, 2020, respectively.

The available-for-sale investment portfolio included $8.2 million and $11.7 million of unrealized gains and $7.0 million and $0.4 million of unrealized losses at June 30, 2021 and December 31, 2020, respectively. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

 Held-to-maturity

Held-to-maturity investment securities increased 82.6% during the six months ended June 30, 2021 to $0.7 billion. Purchases during the six months ended June 30, 2021 and 2020 totaled $377.7 million and $67.4 million, respectively. Paydowns and maturities totaled $64.8 million and $34.2 million during the six months ended June 30, 2021 and 2020, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2021				December 31, 2020
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$337,831	$338,041	49.1%	1.57%	$306,187	$310,930	81.3%	1.39%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	349,804	349,104	50.9%	1.24%	70,428	70,761	18.7%	0.41%
Total investment securities held-to-maturity	$687,635	$687,145	100.0%	1.40%	$376,615	$381,691	100.0%	1.21%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $4.3 million and $5.3 million of unrealized gains and $4.8 million and $0.3 million of unrealized losses at June 30, 2021 and December 31, 2020, respectively.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of June 30, 2021 and December 31, 2020 was 4.0 years and 2.4 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 3.8 years and 2.4 years as of June 30, 2021 and December 31, 2020, respectively.

Loans overview

At June 30, 2021, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date.

The table below shows the loan portfolio composition at the respective dates:

			June 30, 2021 vs.
			December 31, 2020
	June 30, 2021	December 31, 2020	% Change
Originated:
Commercial:
Commercial and industrial	$1,253,745	$1,248,530	0.4%
Municipal and non-profit	860,740	870,410	(1.1)%
Owner-occupied commercial real estate	479,286	464,417	3.2%
Food and agribusiness	195,095	205,189	(4.9)%
PPP loans(1)	129,643	176,106	(26.4)%
Total commercial	2,918,509	2,964,652	(1.6)%
Commercial real estate non-owner occupied	570,252	542,642	5.1%
Residential real estate	600,124	581,555	3.2%
Consumer	17,942	18,581	(3.4)%
Total originated	4,106,827	4,107,430	(0.0)%

Acquired:
Commercial:
Commercial and industrial	18,710	22,102	(15.3)%
Municipal and non-profit	359	381	(5.8)%
Owner-occupied commercial real estate	40,435	51,821	(22.0)%
Food and agribusiness	3,913	5,108	(23.4)%
Total commercial	63,417	79,412	(20.1)%
Commercial real estate non-owner occupied	67,368	89,354	(24.6)%
Residential real estate	62,805	77,105	(18.5)%
Consumer	340	425	(20.0)%
Total acquired	193,930	246,296	(21.3)%
Total loans	$4,300,757	$4,353,726	(1.2)%

(1)	PPP loan balances are net of fees and costs and include principal totaling $134,632 and $179,531 as of June 30, 2021 and December 31, 2020, respectively.

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. Our loan portfolio decreased $53.0 million, or 2.5% annualized, from December 31, 2020. Excluding PPP loans, total loans decreased by $6.5 million, or 0.3% annualized. During the three months ended June 30, 2021, loan originations totaled $362.1 million, led by commercial loan originations of $247.3 million. Excluding PPP loans, loan originations in the second quarter of 2021 more than doubled loan originations in the first quarter of 2021, increasing $189.0 million, or 109.2%. Originations during the six months ended June 30, 2021 totaled $656.3 million, including $121.1 million of PPP loan originations. PPP loans forgiven totaled $203.8 million during the six months ended June 30, 2021.

Our commercial and industrial loan portfolio is comprised of diverse industry segments. At June 30, 2021, these segments included finance and financial services, primarily lender finance loans, of $164.9 million, hospital/medical loans of $255.7 million, manufacturing-related loans of $106.1 million, and a variety of smaller subcategories of commercial and industrial loans. Food and agribusiness loans, which are well-diversified across food production, crop and livestock types, totaled $199.0 million and were 25.5% of the Company’s risk based capital. Crop and livestock loans represent 0.9% of total loans.

Non-owner occupied CRE loans were 81.8% of the Company’s risk based capital, or 14.8% of total loans, and no specific property type comprised more than 5.0% of total loans. The Company maintains very little exposure to retail properties. Total exposure to retailers as well as non-owner occupied retail properties totaled 4.3% of total loans. Multi-family loans totaled $99.1 million, or 2.3% of total loans as of June 30, 2021.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $1.1 billion over the past 12 months, led by commercial loan originations of $649.3 million, which included PPP loan originations of $121.3 million. Originations are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following table represents new loan originations for the periods presented:

	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter
	2021	2021	2020	2020	2020
Commercial:
Commercial and industrial	$147,030	$23,390	$96,625	$11,354	$(8,726)
Municipal and non-profit	25,131	7,999	25,348	6,083	49,679
Owner occupied commercial real estate	48,225	27,093	36,085	23,758	22,078
Food and agribusiness	26,956	(10,104)	19,191	13,876	(10,480)
PPP loans	—	121,141	—	122	358,798
Total commercial	247,342	169,519	177,249	55,193	411,349
Commercial real estate non-owner occupied	58,532	49,195	52,018	24,937	18,992
Residential real estate	53,962	74,145	41,355	49,786	29,024
Consumer	2,267	1,353	1,858	2,980	2,206
Total	$362,103	$294,212	$272,480	$132,896	$461,571

Included in originations are net fundings (paydowns) under revolving lines of credit of $59,520, ($26,395), $50,982, ($27,899), and ($55,826) as of the second and first quarters of 2021 and the fourth, third and second quarters of 2020, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	June 30, 2021
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$135,959	$937,015	$199,482	$1,272,456
Municipal and non-profit	29,701	162,436	668,962	861,099
Owner occupied commercial real estate	33,960	158,159	327,602	519,721
Food and agribusiness	86,234	93,532	19,241	199,007
PPP loans	8,133	121,510	—	129,643
Total commercial	293,987	1,472,652	1,215,287	2,981,926
Commercial real estate non-owner occupied	113,941	389,514	134,165	637,620
Residential real estate	9,406	32,659	620,864	662,929
Consumer	5,142	10,075	3,065	18,282
Total loans	$422,476	$1,904,900	$1,973,381	$4,300,757

	December 31, 2020
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$109,586	$927,881	$233,165	$1,270,632
Municipal and non-profit	42,222	164,994	663,575	870,791
Owner occupied commercial real estate	24,510	177,311	314,418	516,239
Food and agribusiness	80,691	105,815	23,791	210,297
PPP loans	—	176,106	—	176,106
Total commercial	257,009	1,552,107	1,234,949	3,044,065
Commercial real estate non-owner occupied	72,486	426,291	133,219	631,996
Residential real estate	18,569	36,747	603,343	658,659
Consumer	5,167	10,886	2,953	19,006
Total loans	$353,231	$2,026,031	$1,974,464	$4,353,726

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	June 30, 2021
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$340,680	4.55%	$795,818	3.29%	$1,136,498	3.67%
Municipal and non-profit(1)	806,468	3.52%	24,930	2.82%	831,398	3.50%
Owner occupied commercial real estate	279,641	4.77%	206,120	3.72%	485,761	4.46%
Food and agribusiness	45,800	5.10%	66,973	3.96%	112,773	4.42%
PPP loans	121,510	1.00%	—	—	121,510	1.00%
Total commercial	1,594,099	3.85%	1,093,841	3.40%	2,687,940	3.67%
Commercial real estate non-owner occupied	241,484	4.44%	282,195	3.47%	523,679	3.92%
Residential real estate	339,809	3.47%	313,714	4.06%	653,523	3.75%
Consumer	10,632	4.70%	2,508	3.59%	13,140	4.48%
Total loans with > 1 year maturity	$2,186,024	3.86%	$1,692,258	3.54%	$3,878,282	3.72%

	December 31, 2020
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$320,745	4.68%	$840,301	3.11%	$1,161,046	3.54%
Municipal and non-profit(1)	803,350	3.55%	25,219	2.83%	828,569	3.53%
Owner occupied commercial real estate	261,406	4.82%	230,323	3.88%	491,729	4.51%
Food and agribusiness	57,360	5.02%	72,246	3.67%	129,606	4.27%
PPP loans	176,106	1.00%	—	—	176,106	1.00%
Total commercial	1,618,967	3.79%	1,168,089	3.29%	2,787,056	3.58%
Commercial real estate non-owner occupied	253,879	4.65%	305,631	3.42%	559,510	3.98%
Residential real estate	298,759	3.60%	341,332	4.14%	640,091	3.89%
Consumer	11,384	4.92%	2,455	3.50%	13,839	4.66%
Total loans with > 1 year maturity	$2,182,989	3.86%	$1,817,507	3.47%	$4,000,496	3.68%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $339,182 and $387,105 that have been swapped to variable rates at current market pricing at June 30, 2021 and December 31, 2020, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $727,979 and $711,582 with a weighted average rate of 3.34% and 3.33% at June 30, 2021 and December 31, 2020, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans, TDRs on non-accrual and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and six months ended June 30, 2021 was $0.2 million and $0.5 million, respectively, and $0.3 million and $0.6 million during the three and six months ended June 30, 2020, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	June 30, 2021	December 31, 2020
Non-accrual loans:
Non-accrual loans, excluding restructured loans	$9,239	$12,190
Restructured loans on non-accrual	4,642	8,197
Non-performing loans	13,881	20,387
OREO	5,124	4,730
Other repossessed assets	—	17
Total non-performing assets	$19,005	$25,134

Loans 30-89 days past due and still accruing interest	$2,098	$968
Loans 90 days or more past due and still accruing interest	767	162
Non-accrual loans	13,881	20,387
Total past due and non-accrual loans	$16,746	$21,517
Accruing restructured loans	$11,844	$13,945
Allowance for credit losses	49,030	59,777
Non-performing loans to total loans	0.32%	0.47%
Non-performing loans to total loans excluding PPP loans	0.33%	0.49%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.34%	0.47%
Total non-performing assets to total loans and OREO	0.44%	0.58%
Total non-performing assets to total loans and OREO, excluding PPP loans	0.46%	0.60%
ACL to non-performing loans	353.22%	293.21%

During the six months ended June 30, 2021, total non-performing loans decreased $6.5 million, or 31.9%, from December 31, 2020.

Loans 30-89 days past due and still accruing interest were 0.05% and 0.02% of total loans at June 30, 2021 and December 31, 2020, respectively. Loans 90 days or more past due and still accruing interest were 0.02% and 0.01% of total loans at June 30, 2021 and December 31, 2020, respectively.

The Company continues to monitor the operating status and trends of our clients to enable us to quickly detect credit deterioration and take action where needed. The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as TDRs under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments. The Company modified 13 loans totaling $4.6 million during the six months ended June 30, 2021 and 463 loans totaling $492.4 million during the six months ended June 30, 2020, due to the effects of the COVID-19 pandemic, that were not classified as TDRs. Modified loans that remained on a payment deferral plan at June 30, 2021 totaled $108.6 million, or 2.5% of the total loan portfolio. Of those loans, principal payment deferrals totaled $102.3 million and full payment deferrals totaled $6.3 million. At June 30, 2021, 0.9% of loan modifications related to COVID-19 were a subsequent modification. All COVID-19 modified loans were classified as performing as of June 30, 2021. At December 31, 2020, modified loans that remained on a payment deferral plan totaled $173.6 million, or 4.0% of the total loan portfolio, of which 26.2% were a subsequent modification.

The following table sets forth COVID-19 loan modifications currently on a deferral plan as of the date presented:

	June 30, 2021
	Loans outstanding		Loans modified		Modification type
		Percentage of		Percentage of	3-month	4 to 6-month	7 to 12-month	3 to 6-month full	6 to 12-month full
	Balance	loan portfolio	Balance	loan segment	interest only	interest only	interest only	payment deferral	payment deferral
Commercial	$2,852,283	66.4%	$6,141	0.2%	$—	$—	$—	$3,132	$3,009
Commercial real estate non-owner occupied	637,620	14.8%	102,302	16.0%	—	—	102,302	—	—
Residential real estate	662,929	15.4%	206	0.0%	45	—	—	—	161
Consumer	18,282	0.4%	—	0.0%	—	—	—	—	—
Total excluding PPP loans	$4,171,114	97.0%	$108,649	2.6%	$45	$—	$102,302	$3,132	$3,170
PPP loans	129,643	3.0%	—	0.0%	—	—	—	—	—
Total loans	$4,300,757	100.0%	$108,649	2.5%	$45	$—	$102,302	$3,132	$3,170

	December 31, 2020
	Loans outstanding		Loans modified		Modification type
		Percentage of		Percentage of	3-month	4 to 6-month	7 to 12-month	3 to 6-month full	6 to 12-month full
	Balance	loan portfolio	Balance	loan segment	interest only	interest only	interest only	payment deferral	payment deferral
Commercial	$2,867,959	66.0%	$44,655	1.6%	$—	$—	$40,097	$649	$3,909
Commercial real estate non-owner occupied	631,996	14.5%	126,423	20.0%	—	—	126,423	—	—
Residential real estate	658,659	15.1%	2,495	0.4%	—	356	158	1,693	288
Consumer	19,006	0.4%	4	0.0%	4	—	—	—	—
Total excluding PPP loans	$4,177,620	96.0%	$173,577	4.2%	$4	$356	$166,678	$2,342	$4,197
PPP loans	176,106	4.0%	—	0.0%	—	—	—	—	—
Total loans	$4,353,726	100.0%	$173,577	4.0%	$4	$356	$166,678	$2,342	$4,197

Allowance for credit losses

The ACL represents the amount that we believe is necessary to absorb estimated lifetime credit losses inherent in the loan portfolio at the balance sheet date and involves a high degree of judgment and complexity. On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments which replaced the incurred loss methodology for recognizing credit losses with a CECL model. The Company utilizes a DCF model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The ACL is calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual life of loan cash flow modeling, excluding extensions and renewals, using loan-specific interest rates and repayment schedules including estimated prepayment rates and loss recovery timing delays. The model incorporates forecasts of certain national macro-economic factors, including unemployment rates, home price index (“HPI”), retail sales and gross domestic product (“GDP”), which drive correlated loss rates. The determination and application of the ACL accounting policy involves judgments, estimates and uncertainties that are subject to change. For periods beyond the reasonable and supportable forecast period, we revert to historical long-term average loss rates on a straight-line basis.

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

Net charge-offs on loans during the three and six months ended June 30, 2021 were $0.7 million and $0.8 million, respectively. The Company recorded total provision release of $5.9 million for the three months ended June 30, 2021, which included a provision release of $5.3 million for funded loans and a provision release of $0.6 million for unfunded loan commitments. During the six months ended June 30, 2021, the Company recorded total provision release of $9.4 million, which included a provision release of $9.9 million for funded loans and a provision expense of $0.5 million for unfunded loan commitments. Provision release was driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. Specific reserves on loans totaled $1.4 million at June 30, 2021.

Net charge-offs on loans during the three and six months ended June 30, 2020 were $0.6 million and $1.0 million, respectively. The Company recorded total provision expense of $10.3 million for the three months ended June 30, 2020, which included a provision expense of $10.1 million for funded loans and a provision expense of $0.2 million for unfunded loan commitments. During the six months ended June 30, 2020, the Company recorded total provision expense of $16.4 million, which included a provision expense of $16.5 million for funded loans and a provision release of $0.1 million for unfunded loan commitments. Provision expense was recorded to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to support non-PPP originated loan growth. Specific reserves on loans totaled $1.3 million at June 30, 2020.

The Company has elected to exclude AIR from the ACL calculation. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income. As of June 30, 2021 and December 31, 2020, AIR from loans totaled $15.0 million and $16.7 million, respectively.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $49.0 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at June 30, 2021. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	June 30, 2021	June 30, 2020
	Total loans	Total loans
Beginning allowance for credit losses	$55,057	$50,956
Charge-offs:
Commercial	(781)	(694)
Commercial real estate non owner-occupied	—	—
Residential real estate	—	(12)
Consumer	(144)	(146)
Total charge-offs	(925)	(852)
Recoveries	198	236
Net charge-offs	(727)	(616)
Provision (release) expense for loan losses	(5,300)	10,125
Ending allowance for credit losses	$49,030	$60,465
Ratio of annualized net charge-offs to average total loans during the period	0.07%	0.05%
Average total loans outstanding during the period	$4,312,128	$4,794,466
Average total loans outstanding excluding, PPP loans during the period	4,112,172	4,512,010

	As of and for the six months ended
	June 30, 2021	June 30, 2020
	Total loans	Total loans
Beginning balance	$59,777	$39,064
Cumulative effect adjustment(1)	—	5,836
Charge-offs:
Commercial	(942)	(912)
Commercial real estate non-owner occupied	—	—
Residential real estate	(22)	(40)
Consumer	(263)	(397)
Total charge-offs	(1,227)	(1,349)
Recoveries	380	380
Net charge-offs	(847)	(969)
Provision (release) expense for loan losses	(9,900)	16,534
Ending allowance for credit losses	$49,030	$60,465
Ratio of annualized net charge-offs to average total loans during the period	0.04%	0.04%
Ratio of ACL to total loans outstanding at period end	1.14%	1.26%
Ratio of ACL to total loans outstanding, excluding PPP loans at period end	1.18%	1.36%
Ratio of ACL to total non-performing loans at period end	353.22%	302.34%
Total loans	$4,300,757	$4,782,383
Average total loans outstanding during the period	4,294,900	4,603,393
Average total loans outstanding, excluding PPP loans during the period	4,105,571	4,462,165
Non-performing loans	13,881	19,999

(1)	Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	June 30, 2021
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,852,283	66.4%	$28,640	58.4%
PPP loans(1)	129,643	3.0%	—	0.0%
Commercial real estate non-owner occupied	637,620	14.8%	11,187	22.8%
Residential real estate	662,929	15.4%	8,851	18.1%
Consumer	18,282	0.4%	352	0.7%
Total	$4,300,757	100.0%	$49,030	100.0%

(1)	PPP loans are fully guaranteed by the SBA.

	December 31, 2020
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,867,959	66.0%	$30,376	50.8%
PPP loans(1)	176,106	4.0%	—	0.0%
Commercial real estate non-owner occupied	631,996	14.5%	17,448	29.2%
Residential real estate	658,659	15.1%	11,492	19.2%
Consumer	19,006	0.4%	461	0.8%
Total	$4,353,726	100.0%	$59,777	100.0%

(1)	PPP loans are fully guaranteed by the SBA.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at June 30, 2021 and December 31, 2020:

					Increase (decrease)
	June 30, 2021		December 31, 2020		Amount	% Change
Non-interest bearing demand deposits	$2,437,328	39.6%	$2,111,045	37.1%	$326,283	15.5%
Interest bearing demand deposits	555,865	9.0%	514,286	9.1%	41,579	8.1%
Savings accounts	717,453	11.7%	646,829	11.4%	70,624	10.9%
Money market accounts	1,522,906	24.7%	1,417,940	25.0%	104,966	7.4%
Total transaction deposits	5,233,552	85.0%	4,690,100	82.6%	543,452	11.6%
Time deposits < $250,000	768,858	12.5%	820,229	14.5%	(51,371)	(6.3)%
Time deposits > $250,000	155,643	2.5%	165,903	2.9%	(10,260)	(6.2)%
Total time deposits	924,501	15.0%	986,132	17.4%	(61,631)	(6.2)%
Total deposits	$6,158,053	100.0%	$5,676,232	100.0%	$481,821	8.5%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $250,000 as of June 30, 2021:

June 30, 2021
Three months or less	$38,749
Over 3 months through 6 months	29,594
Over 6 months through 12 months	40,837
Thereafter	46,463
Total time deposits > $250,000	$155,643

At June 30, 2021 and December 31, 2020, time deposits that were scheduled to mature within 12 months totaled $677.2 million and $659.5 million, respectively. Of the time deposits scheduled to mature within 12 months at June 30, 2021, $109.2 million were in denominations of $250,000 or more, and $568.0 million were in denominations less than $250,000.

Other borrowings

As of June 30, 2021 and December 31, 2020, the Bank sold securities under agreements to repurchase totaling $23.0 million and $22.9 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $0.9 billion at June 30, 2021. The Bank may utilize its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At June 30, 2021 and December 31, 2020, the Bank had no outstanding borrowings from the FHLB. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at June 30, 2021 or December 31, 2020. Loans pledged were $1.3 billion and $1.2 billion at June 30, 2021 and December 31, 2020, respectively. There was no interest expense related to FHLB advances and other short-term borrowings for the three and six months ended June 30, 2021, compared to $0.3 million and $1.2 million during the three and six months ended June 30, 2020, respectively.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for loan losses and non-interest income, such as service charges, bank card income, swap fee income, and gain on sale of mortgages. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, telecommunications data processing expense and intangible asset amortization. Any expenses related to the resolution of problem assets are also included in non-interest expense.

Overview of results of operations

We recorded net income of $24.2 million and $51.0 million, or $0.77 and $1.63 per diluted share, during the three and six months ended June 30, 2021, respectively.

During the three and six months ended June 30, 2020, we recorded net income of $17.7 million and $33.5 million, or $0.57 and $1.08 per diluted share, respectively.

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

The table below presents the components of net interest income on a FTE basis for the three months ended June 30, 2021 and 2020. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

	For the three months ended			For the three months ended
	June 30, 2021			June 30, 2020
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,077,142	$40,036	3.94%	$4,432,725	$42,440	3.85%
Acquired loans	211,126	3,923	7.45%	312,723	6,722	8.65%
Loans held for sale	159,068	1,213	3.06%	157,887	1,310	3.34%
Investment securities available-for-sale	638,039	2,397	1.50%	607,132	3,050	2.01%
Investment securities held-to-maturity	572,534	1,723	1.20%	189,360	1,201	2.54%
Other securities	15,079	209	5.54%	30,087	310	4.12%
Interest earning deposits and securities purchased under agreements to resell	888,600	228	0.10%	36,758	12	0.13%
Total interest earning assets FTE(2)	$6,561,588	$49,729	3.04%	$5,766,672	$55,045	3.84%
Cash and due from banks	$78,148			$76,041
Other assets	472,142			532,867
Allowance for credit losses	(54,984)			(56,984)
Total assets	$7,056,894			$6,318,596
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,789,681	$1,572	0.23%	$2,719,433	$1,951	0.29%
Time deposits	937,579	2,004	0.86%	1,048,772	4,136	1.59%
Securities sold under agreements to repurchase	19,891	6	0.12%	23,485	18	0.31%
Federal Home Loan Bank advances	—	—	0.00%	163,263	311	0.77%
Total interest bearing liabilities	$3,747,151	$3,582	0.38%	$3,954,953	$6,416	0.65%
Demand deposits	$2,368,810			$1,436,671
Other liabilities	97,817			155,379
Total liabilities	6,213,778			5,547,003
Shareholders' equity	843,116			771,593
Total liabilities and shareholders' equity	$7,056,894			$6,318,596
Net interest income FTE(2)		$46,147			$48,629
Interest rate spread FTE(2)			2.66%			3.19%
Net interest earning assets	$2,814,437			$1,811,719
Net interest margin FTE(2)			2.82%			3.39%
Average transaction deposits	$5,158,491			$4,156,104
Average total deposits	6,096,070			5,204,876
Ratio of average interest earning assets to average interest bearing liabilities	175.11%			145.81%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,279 and $1,301 for the three months ended June 30, 2021 and 2020, respectively.

(3)	Loan fees included in interest income totaled $4,695 and $2,611 for the three months ended June 30, 2021 and 2020, respectively.

Net interest income totaled $44.9 million and $47.3 million during the three months ended June 30, 2021 and 2020, respectively. The yield on earning assets decreased 80 basis points, driven by the remix of assets into lower-yielding cash balances and interest rate actions taken by the Federal Reserve during 2020. During the three months ended June 30, 2021, the cost of funds decreased 25 basis points, compared to the three months ended June 30, 2020.

Average loans comprised $4.3 billion, or 65.4%, of total average interest earning assets during the three months ended June 30, 2021, compared to $4.7 billion, or 82.3%, during the three months ended June 30, 2020. The decrease in average loan balances was primarily driven by our careful approach to extending new credit, a focus on managing credit risk and yield and a decrease in PPP loan balances. Average PPP loans for the three months ended June 30, 2021 decreased $82.5 million, or 29.2%, to $200.0 million, compared to the three months ended June 30, 2020.

Average investment securities comprised 18.4% and 13.8% of total interest earning assets during the three months ended June 30, 2021 and 2020, respectively. The increase in the investment portfolio was driven by strategic decisions to deploy a portion of the excess liquidity into investment securities.

Average balances of interest bearing liabilities decreased $207.8 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease was driven by strong non-interest bearing deposit inflows, which were utilized, in part, to pay off our outstanding FHLB advances in 2020. Average FHLB advances decreased $163.3 million, and time deposits decreased $111.2 million between the two periods. Those decreases were partially offset by an increase in average interest-bearing transaction deposits of $70.2 million. The cost of deposits decreased 23 basis points to 0.24% during the three months ended June 30, 2021, compared to 0.47% during the three months ended June 30, 2020.

The table below presents the components of net interest income on a fully taxable equivalent basis for the six months ended June 30, 2021 and 2020:

	For the six months ended			For the six months ended
	June 30, 2021			June 30, 2020
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,041,268	$79,596	3.97%	$4,237,946	$87,419	4.15%
Acquired loans	224,722	9,051	8.12%	328,165	15,601	9.56%
Loans held for sale	195,094	2,730	2.82%	130,411	2,246	3.46%
Investment securities available-for-sale	662,250	4,882	1.47%	617,027	6,445	2.09%
Investment securities held-to-maturity	497,245	3,139	1.26%	189,211	2,436	2.57%
Other securities	15,446	419	5.43%	29,920	724	4.84%
Interest earning deposits and securities purchased under agreements to resell	764,626	393	0.10%	29,858	109	0.73%
Total interest earning assets FTE(2)	$6,400,651	$100,210	3.16%	$5,562,538	$114,980	4.16%
Cash and due from banks	$79,692			$75,412
Other assets	483,617			503,669
Allowance for credit losses	(56,938)			(50,895)
Total assets	$6,907,022			$6,090,724
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,717,983	$3,224	0.24%	$2,608,281	$4,839	0.37%
Time deposits	952,431	4,339	0.92%	1,052,732	8,574	1.64%
Securities sold under agreements to repurchase	20,630	11	0.11%	34,192	115	0.68%
Federal Home Loan Bank advances	—	—	0.00%	191,308	1,209	1.27%
Total interest bearing liabilities	$3,691,044	$7,574	0.41%	$3,886,513	$14,737	0.76%
Demand deposits	$2,267,900			$1,286,972
Other liabilities	109,148			144,253
Total liabilities	6,068,092			5,317,738
Stockholders' equity	838,930			772,986
Total liabilities and shareholders’ equity	$6,907,022			$6,090,724
Net interest income FTE(2)		$92,636			$100,243
Interest rate spread FTE(2)			2.75%			3.40%
Net interest earning assets	$2,709,607			$1,676,025
Net interest margin FTE(2)			2.92%			3.62%
Average transaction deposits	$4,985,883			$3,895,253
Average total deposits	5,938,314			4,947,985
Ratio of average interest earning assets to average interest bearing liabilities	173.41%			143.12%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $2,547 and $2,568 for the six months ended June 30, 2021 and 2020, respectively.

(3)	Loan fees included in interest income totaled $9,238 and $4,434 for the six months ended June 30, 2021 and 2020, respectively.

Net interest income totaled $90.1 million and $97.7 million during the six months ended June 30, 2021 and 2020, respectively. The yield on earnings assets decreased 100 basis points, led by the remix of assets into lower-yielding cash balances, an 18 basis point decrease in the originated portfolio yields due to interest rate actions taken by the Federal Reserve during 2020. During the six months ended June 30, 2021, the cost of funds decreased 31 basis points, compared to the six months ended June 30, 2020.

Average loans comprised $4.3 billion, or 66.6%, of total average interest earning assets during the six months ended June 30, 2021, compared to $4.6 billion, or 82.1%, of total average interest earning assets during the six months ended June 30, 2020. The $300.1 million decrease in average loan balances was primarily driven by lower PPP loan balances and the Company’s careful approach to extending new credit and focus on managing credit risk and yield. Year-to-date loan originations through June 30, 2021 totaled $656.3 million, including $121.1 million of PPP loan originations.

Average investment securities comprised 18.1% and 14.5% of total interest earning assets during the six months ended June 30, 2021 and 2020, respectively. The increase in the investment portfolio was driven by strategic decisions to deploy a portion of excess liquidity into investment securities.

Average balances of interest bearing liabilities decreased $195.5 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The decrease was driven by strong non-interest bearing deposit inflows, which were utilized, in part, to pay off our outstanding FHLB advances in 2020. Average FHLB advances decreased $191.3 million, and time deposits decreased $100.3 million between the two periods. Those decreases were partially offset by an increase in average interest-bearing transaction deposits of $109.7 million. The cost of deposits decreased 29 basis points to 0.26% during the six months ended June 30, 2021, compared to 0.55% during the six months ended June 30, 2020.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020:

	Three months ended June 30, 2021			Six months ended June 30, 2021
	compared to			compared to
	Three months ended June 30, 2020			Six months ended June 30, 2020
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$(3,492)	$1,088	$(2,404)	$(3,874)	$(3,949)	$(7,823)
Acquired loans	(1,888)	(911)	(2,799)	(4,166)	(2,384)	(6,550)
Loans held for sale	9	(106)	(97)	905	(421)	484
Investment securities available-for-sale	116	(769)	(653)	333	(1,896)	(1,563)
Investment securities held-to-maturity	1,153	(631)	522	1,945	(1,242)	703
Other securities	(208)	107	(101)	(393)	88	(305)
Interest earning deposits and securities purchased under agreements to resell	219	(3)	216	378	(94)	284
Total interest income	$(4,091)	$(1,225)	$(5,316)	$(4,872)	$(9,898)	$(14,770)
Interest expense:
Interest bearing demand, savings and money market deposits	$40	$(419)	$(379)	$130	$(1,745)	$(1,615)
Time deposits	(238)	(1,894)	(2,132)	(457)	(3,778)	(4,235)
Securities sold under agreements to repurchase	(1)	(11)	(12)	(7)	(97)	(104)
Federal Home Loan Bank advances	—	(311)	(311)	—	(1,209)	(1,209)
Total interest expense	(199)	(2,635)	(2,834)	(334)	(6,829)	(7,163)
Net change in net interest income	$(3,892)	$1,410	$(2,482)	$(4,538)	$(3,069)	$(7,607)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,279 and $1,301 for the three months ended June 30, 2021 and 2020, respectively. The taxable equivalent adjustments included above are $2,547 and $2,568 for the six months ended June 30, 2021 and 2020, respectively.

(3)

Loan fees included in interest income totaled $4,695 and $2,611 for the three months ended June 30, 2021 and 2020, respectively. Loan fees included in interest income totaled $9,238 and $4,434 for the six months ended June 30, 2021 and 2020, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,368,810	0.00%	$1,436,671	0.00%	$2,267,900	0.00%	$1,286,972	0.00%
Interest bearing demand	560,591	0.21%	923,721	0.27%	551,371	0.22%	832,602	0.25%
Money market accounts	1,509,395	0.26%	1,212,620	0.35%	1,469,344	0.28%	1,211,220	0.50%
Savings accounts	719,695	0.16%	583,092	0.19%	697,268	0.17%	564,459	0.28%
Time deposits	937,579	0.86%	1,048,772	1.59%	952,431	0.92%	1,052,732	1.64%
Total average deposits	$6,096,070	0.24%	$5,204,876	0.47%	$5,938,314	0.26%	$4,947,985	0.55%

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

The Company recorded $5.3 million of provision release for funded loans and $0.6 million of provision release for unfunded loan commitment reserves, during the three months ended June 30, 2021 driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. During the three months ended June 30, 2020, provision for loan loss expense of $10.3 million, including a $0.1 million provision expense for unfunded loan commitment reserves, was recorded under the CECL model to provide coverage for the impact of deterioration in the macro-economic environment as a result of COVID-19.

The Company recorded total provision release of $9.4 million for the six months ended June 30, 2021, which included a provision release of $9.9 million for funded loans and a provision expense of $0.5 million for unfunded loan commitments, driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. During the six months ended June 30, 2020, the Company recorded total provision expense of $16.4 million, which included a provision expense of $16.5 million for funded loans and a provision release of $0.1 million for unfunded loan commitments, to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to support non-PPP originated loan growth. The allowance for credit losses totaled 1.14% of total loans at June 30, 2021, compared to the allowance for credit losses of 1.26% at June 30, 2020. Excluding PPP loans, the allowance for credit losses totaled 1.18% and 1.36% of total loans at June 30, 2021 and 2020, respectively.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2021	2020	2021	2020	Amount	% Change	Amount	% Change
Service charges	$3,568	$3,094	$7,042	$7,220	$474	15.3%	$(178)	(2.5)%
Bank card fees	4,614	3,654	8,687	7,167	960	26.3%	1,520	21.2%
Mortgage banking income	13,979	30,630	36,358	44,303	(16,651)	(54.4)%	(7,945)	(17.9)%
Bank-owned life insurance income	553	589	1,101	1,179	(36)	(6.1)%	(78)	(6.6)%
Other non-interest income	2,552	870	5,404	2,472	1,682	193.3%	2,932	118.6%
OREO-related income	—	—	35	28	—	—	7	25.0%
Total non-interest income	$25,266	$38,837	$58,627	$62,369	$(13,571)	(34.9)%	$(3,742)	(6.0)%

Non-interest income totaled $25.3 million and $58.6 million for the three and six months ended June 30, 2021, respectively, compared to $38.8 million and $62.4 million for the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2021, mortgage banking income decreased $16.7 million and $7.9 million, respectively, compared to the same periods in the prior year due to lower refinance activity. Service charges and bank card fees increased a combined $1.4 million and $1.3 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, due to changes in consumer behavior. Other non-interest income increased $1.7 million and $2.9 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year largely due to $0.8 million and $2.4 million of gains on fixed assets sales from the banking center consolidations.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2021	2020	2021	2020	Amount	% Change	Amount	% Change
Salaries and benefits	$31,439	$36,457	$64,962	$69,637	$(5,018)	(13.8)%	$(4,675)	(6.7)%
Occupancy and equipment	6,131	7,078	12,681	13,976	(947)	(13.4)%	(1,295)	(9.3)%
Telecommunications and data processing	2,315	2,255	4,652	4,520	60	2.7%	132	2.9%
Marketing and business development	570	600	1,022	1,296	(30)	(5.0)%	(274)	(21.1)%
FDIC deposit insurance	456	411	900	335	45	10.9%	565	168.7%
Bank card expenses	1,330	1,033	2,474	2,059	297	28.8%	415	20.2%
Professional fees	649	759	1,391	1,368	(110)	(14.5)%	23	1.7%
Other non-interest expense	2,348	2,479	4,824	5,569	(131)	(5.3)%	(745)	(13.4)%
Problem asset workout	294	629	732	1,277	(335)	(53.3)%	(545)	(42.7)%
Loss on OREO sales, net	221	55	192	94	166	301.8%	98	104.3%
Core deposit intangible asset amortization	296	296	592	592	—	—	—	0.0%
Banking center consolidation-related expense	294	1,708	1,589	1,708	(1,414)	(82.8)%	(119)	(7.0)%
Total non-interest expense	$46,343	$53,760	$96,011	$102,431	$(7,417)	(13.8)%	$(6,420)	(6.3)%

During the three and six months ended June 30, 2021, non-interest expense decreased $7.4 million, or 13.8%, and $6.4 million, or 6.3%, respectively, compared to the three and six months ended June 30, 2020. The decrease was primarily driven by lower mortgage-related compensation as well as the Company’s strategic efforts to improve operating efficiency. Salaries and benefits decreased $5.0 million and $4.7 million during the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020 largely due to lower mortgage banking related compensation. Occupancy and equipment decreased $0.9 million and $1.3 million, during the three and six months ended June 30, 2021, largely due to efficiencies gained from the completion of the previously announced banking center consolidations. Banking center consolidation-related expense decreased $1.4 million and $0.1 million during the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. Problem asset workout expenses decreased $0.3 million and $0.5 million.

During the three and six months ended June 30, 2020, non-interest expense increased $7.3 million, or 15.7%, and $11.6 million, or 12.8%, respectively. The increase in 2020 was primarily driven by higher mortgage banking commissions included in salaries and benefits, banking center consolidation expense and higher gains on OREO sales during the prior period.

Income taxes

Income tax expense was $5.4 million and $11.1 million for the three and six months ended June 30, 2021, respectively. Income tax expense for the three and six months ended June 30, 2020 was $4.4 million and $7.7 million, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 18.4% and 17.9%, respectively, compared to 20.0% and 18.6% for the same periods in the prior year. Income tax expense included $0.2 million and $0.4 million of benefit from stock compensation activity during the three and six months ended June 30, 2021, respectively. Income tax expense included $0.1 million and $0.1 million of expense from stock compensation activity during the three and six months ended June 30, 2020, respectively. Adjusting for stock compensation activity, the effective tax rate for the three and six months ended June 30, 2021 was 19.1% and 18.5%, compared to 19.6% and 18.3% for the same periods in the prior year. The effective tax rate is lower than the federal statutory rate primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

Additional information regarding income taxes can be found in note 19 of our audited consolidated financial statements in our 2020 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Cash and due from banks	$1,003,993	$605,065
Interest bearing bank deposits	500	500
Unencumbered investment securities, at fair value	739,190	513,945
Total	$1,743,683	$1,119,510

Total on-balance sheet liquidity increased $624.2 million at June 30, 2021, compared to December 31, 2020. The increase was due to $225.2 million in unencumbered available-for-sale and held-to-maturity securities balances and higher cash and due from banks of $398.9 million.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at June 30, 2021 or December 31, 2020. The Bank had loans pledged as collateral for FHLB advances of $1.3 billion and $1.2 billion at June 30, 2021 and December 31, 2020, respectively. FHLB advances, lines of credit and other short-term borrowing availability totaled $0.9 billion at June 30, 2021. The Bank can obtain additional liquidity through the FHLB facility, if required, and also has access to the Paycheck Protection Program Liquidity Facility (“PPPLF”) and federal funds lines of credit with correspondent banks.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and paydowns of loans and purchases and sales of investment securities. At June 30, 2021, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.3 billion at June 30, 2021, inclusive of pre-tax net unrealized gains of $1.2 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $0.5 million of pre-tax net unrealized losses at June 30, 2021. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of June 30, 2021, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of June 30, 2021, $677.2 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Under the Basel III requirements, at June 30, 2021, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 9 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On February 24, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $75.0 million of the Company’s stock which replaces the previously authorized $50.0 million stock repurchase program announced in February 2020 in its entirety. The remaining authorization under the new program as of June 30, 2021 was $75.0 million.

On August 4, 2021, our Board of Directors declared a quarterly dividend of $0.22 per common share, payable on September 15, 2021 to shareholders of record at the close of business on August 27, 2021.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at June 30, 2021. During the six months ended June 30, 2021, our asset sensitivity decreased slightly for a rising rate environment as a result of the balance sheet mix. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase at June 30, 2021 and December 31, 2020 and a 25 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2021:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	June 30, 2021	December 31, 2020
200	12.09%	14.22%
100	5.96%	7.46%
(25)	(0.23)%	(0.46)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of longer duration loans. The strategy with respect to liabilities has been to continue to emphasize transaction account growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 85.0% of total deposits at June 30, 2021, compared to 82.6% at December 31, 2020. We currently have no brokered time deposits.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of June 30, 2021 and December 31, 2020, we had loan commitments totaling $994.9 million and $848.6 million, respectively, and standby letters of credit that totaled $9.2 million and $7.3 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2021. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
April 1 - April 30, 2021(1)	23,560	$40.54	—	$75,000,000
May 1 - May 31, 2021(1)	5,529	39.70	—	75,000,000
June 1 - June 30, 2021(1)	—	—	—	75,000,000
Total	29,089	$40.38	—	$75,000,000

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On February 24, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $75.0 million of common stock. Under this authorization, $75.0 million remained available for purchase at June 30, 2021. The new program replaces the previously authorized $50.0 million stock repurchase program announced in February 2020 in its entirety.

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

Date: August 4, 2021