Form 10-Q
period 2021-09-30
National Bank Holdings Corp
filed 2021-11-09
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had outstanding 30,297,871 shares of Class A voting common stock, each with $0.01 par value per share, excluding 143,078 shares of restricted Class A common stock issued but not yet vested.

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

Forward-looking statements involve certain important risks, uncertainties and other factors, any of which could cause actual results to differ materially from those in such statements and, therefore, you are cautioned not to place undue reliance on such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●       our ability to execute our business strategy, including our digital strategy, as well as changes in our business strategy or development plans;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$806,870	$605,065
Interest bearing bank deposits	500	500
Cash and cash equivalents	807,370	605,565
Investment securities available-for-sale (at fair value)	657,833	661,955
Investment securities held-to-maturity (fair value of $640,341 and $381,691 at September 30, 2021 and December 31, 2020, respectively)	642,636	376,615
Non-marketable securities	46,964	22,073
Loans	4,421,760	4,353,726
Allowance for credit losses	(49,155)	(59,777)
Loans, net	4,372,605	4,293,949
Loans held for sale	158,066	247,813
Other real estate owned	4,325	4,730
Premises and equipment, net	94,114	106,982
Goodwill	115,027	115,027
Intangible assets, net	11,621	17,928
Other assets	190,430	207,313
Total assets	$7,100,991	$6,659,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,447,099	$2,111,045
Interest bearing demand deposits	546,597	514,286
Savings and money market	2,264,083	2,064,769
Time deposits	876,841	986,132
Total deposits	6,134,620	5,676,232
Securities sold under agreements to repurchase	21,427	22,897
Other liabilities	100,228	140,130
Total liabilities	6,256,275	5,839,259
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 30,288,131 and 30,634,291 shares outstanding at September 30, 2021 and December 31, 2020, respectively	515	515
Additional paid-in capital	1,013,064	1,011,362
Retained earnings	273,900	223,175
Treasury stock of 21,044,309 and 20,686,986 shares at September 30, 2021 and December 31, 2020, respectively, at cost	(441,366)	(424,127)
Accumulated other comprehensive (loss) income, net of tax	(1,397)	9,766
Total shareholders’ equity	844,716	820,691
Total liabilities and shareholders’ equity	$7,100,991	$6,659,950

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and dividend income:
Interest and fees on loans	$45,512	$47,974	$134,342	$150,672
Interest and dividends on investment securities	4,750	4,037	12,771	12,918
Dividends on non-marketable securities	210	221	629	945
Interest on interest-bearing bank deposits	329	70	722	179
Total interest and dividend income	50,801	52,302	148,464	164,714
Interest expense:
Interest on deposits	3,227	5,491	10,790	18,904
Interest on borrowings	5	96	16	1,420
Total interest expense	3,232	5,587	10,806	20,324
Net interest income before provision for loan losses	47,569	46,715	137,658	144,390
Provision expense (release) for loan losses	—	1,200	(9,425)	17,630
Net interest income after provision for loan losses	47,569	45,515	147,083	126,760
Non-interest income:
Service charges	3,947	3,742	10,989	10,962
Bank card fees	4,530	4,039	13,217	11,206
Mortgage banking income	16,615	34,943	52,973	79,246
Bank-owned life insurance income	558	597	1,659	1,776
Other non-interest income	2,872	1,136	8,276	3,608
OREO-related income	—	75	35	103
Total non-interest income	28,522	44,532	87,149	106,901
Non-interest expense:
Salaries and benefits	32,556	38,614	97,518	108,251
Occupancy and equipment	6,469	6,878	19,150	20,854
Telecommunications and data processing	2,282	2,270	6,934	6,790
Marketing and business development	582	696	1,604	1,992
FDIC deposit insurance	475	409	1,375	744
Bank card expenses	1,457	1,275	3,931	3,334
Professional fees	3,251	714	4,642	2,082
Other non-interest expense	2,828	2,793	7,652	8,362
Problem asset workout	1,119	1,064	1,851	2,341
(Gain) loss on OREO sales, net	—	(119)	192	(25)
Core deposit intangible asset amortization	295	295	887	887
Banking center consolidation-related expense	—	432	1,589	2,140
Total non-interest expense	51,314	55,321	147,325	157,752
Income before income taxes	24,777	34,726	86,907	75,909
Income tax expense	4,952	6,833	16,070	14,487
Net income	$19,825	$27,893	$70,837	$61,422
Earnings per share—basic	$0.64	$0.91	$2.29	$1.99
Earnings per share—diluted	0.64	0.90	2.27	1.97
Weighted average number of common shares outstanding:
Basic	30,800,590	30,756,116	30,858,759	30,881,325
Diluted	31,064,815	30,924,223	31,162,132	31,070,997

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$19,825	$27,893	$70,837	$61,422
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit of $922 and $290 for the three months ended September 30, 2021 and 2020, respectively; and net of tax benefit (expense) of $3,331 and ($3,021) for the nine months ended September 30, 2021 and 2020, respectively	(2,970)	(925)	(10,727)	9,627
Less: amortization of net unrealized holding gains to income, net of tax benefit of $38 and $60 for the three months ended September 30, 2021 and 2020, respectively; and net of tax benefit of $135 and $191 for the nine months ended September 30, 2021 and 2020, respectively	(122)	(190)	(436)	(609)
Other comprehensive (loss) income	(3,092)	(1,115)	(11,163)	9,018
Comprehensive income	$16,733	$26,778	$59,674	$70,440

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	loss, net	Total
Balance, June 30, 2020	$515	$1,008,773	$180,537	$(425,053)	$12,195	$776,967
Net income	—	—	27,893	—	—	27,893
Stock-based compensation	—	1,189	—	—	—	1,189
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $157, net	—	183	—	432	—	615
Cash dividends declared ($0.20 per share)	—	—	(6,192)	—	—	(6,192)
Other comprehensive loss	—	—	—	—	(1,115)	(1,115)
Balance, September 30, 2020	$515	$1,010,145	$202,238	$(424,621)	$11,080	$799,357
Balance, June 30, 2021	$515	$1,011,200	$260,821	$(422,365)	$1,695	$851,866
Net income	—	—	19,825	—	—	19,825
Stock-based compensation	—	1,734	—	—	—	1,734
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $313, net	—	130	—	369	—	499
Repurchase of 527,214 shares	—	—	—	(19,370)	—	(19,370)
Cash dividends declared ($0.22 per share)	—	—	(6,746)	—	—	(6,746)
Other comprehensive loss	—	—	—	—	(3,092)	(3,092)
Balance, September 30, 2021	$515	$1,013,064	$273,900	$(441,366)	$(1,397)	$844,716

	For the nine months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2019	$515	$1,009,223	$164,082	$(408,962)	$2,062	$766,920
Cumulative effect adjustment(1)	—	—	(4,623)	—	—	(4,623)
Net income	—	—	61,422	—	—	61,422
Stock-based compensation	—	4,028	—	—	—	4,028
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,192, net	—	(3,106)	—	3,817	—	711
Repurchase of 734,117 shares	—	—	—	(19,476)	—	(19,476)
Cash dividends declared ($0.60 per share)	—	—	(18,643)	—	—	(18,643)
Other comprehensive income	—	—	—	—	9,018	9,018
Balance, September 30, 2020	$515	$1,010,145	$202,238	$(424,621)	$11,080	$799,357
Balance, December 31, 2020	$515	$1,011,362	$223,175	$(424,127)	$9,766	$820,691
Net income	—	—	70,837	—	—	70,837
Stock-based compensation	—	4,216	—	—	—	4,216
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,492, net	—	(2,514)	—	2,131	—	(383)
Repurchase of 527,214 shares	—	—	—	(19,370)	—	(19,370)
Cash dividends declared ($0.65 per share)	—	—	(20,112)	—	—	(20,112)
Other comprehensive loss	—	—	—	—	(11,163)	(11,163)
Balance, September 30, 2021	$515	$1,013,064	$273,900	$(441,366)	$(1,397)	$844,716

(1)	Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$70,837	$61,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (release) expense for loan losses	(9,425)	17,630
Provision (release) expense for mortgage loan repurchases	(62)	604
Depreciation and amortization	11,536	11,804
Change in current income tax receivable	3,476	2,394
Change in deferred income taxes	(207)	1,251
Net excess tax (benefit) expense from stock-based compensation	(396)	120
Discount accretion, net of premium amortization on securities	3,398	1,983
Loan accretion	(4,509)	(9,687)
Gain on sale of mortgages, net	(47,322)	(76,397)
Origination of loans held for sale, net of repayments	(1,506,880)	(1,703,208)
Proceeds from sales of loans held for sale	1,649,747	1,626,392
Bank-owned life insurance income	(1,659)	(1,776)
Loss (gain) on the sale of other real estate owned, net	192	(25)
(Income) loss from non-marketable securities	(1,031)	271
Originations of mortgage serving rights	(6,649)	(6,627)
Proceeds from sales of mortgage servicing rights	11,375	—
Gain on sale of mortgage servicing rights	(1,290)	—
(Recovery) impairment of mortgage servicing rights	(717)	847
Impairment on other real estate owned	799	423
Impairment on fixed assets related to banking center consolidations	1,552	1,631
Gain on sale of fixed assets	(2,708)	—
Gain from banking center divestiture	(778)	—
Stock-based compensation	4,216	4,028
Operating lease payments	(3,910)	(4,092)
Change in other assets	11,226	(32,190)
Change in other liabilities	(35,945)	43,447
Net cash provided by (used in) operating activities	144,866	(59,755)
Cash flows from investing activities:
Proceeds from non-marketable securities	1,912	600
Proceeds from maturities of investment securities available-for-sale	185,025	191,846
Proceeds from maturities of investment securities held-to-maturity	108,993	58,099
Proceeds from sales of other real estate owned	936	3,498
Purchase of non-marketable securities	(25,772)	(2,405)
Purchase of investment securities available-for-sale	(196,257)	(114,735)
Purchase of investment securities held-to-maturity	(377,687)	(196,736)
Sales (purchases) of premises and equipment, net	8,572	(4,498)
Net increase in loans	(71,913)	(142,133)
Net cash used in investing activities	(366,191)	(206,464)
Cash flows from financing activities:
Net increase in deposits	459,166	879,328
Net decrease in repurchase agreements and other short-term borrowings	(1,470)	(33,031)
Advances from FHLB	—	947,431
FHLB repayments	—	(1,155,106)
Issuance of stock under purchase and equity compensation plans	(2,020)	(570)
Proceeds from exercise of stock options	1,557	1,213
Payment of dividends	(20,208)	(18,657)
Repurchase of common stock	(19,370)	(19,476)
Net cash provided by financing activities	417,655	601,132
Increase in cash, cash equivalents and restricted cash(1)	196,330	334,913
Cash, cash equivalents and restricted cash at beginning of the year(1)	615,565	120,190
Cash, cash equivalents and restricted cash at end of period(1)	$811,895	$455,103
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$12,719	$21,433
Net tax payment	9,334	13,673
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	$1,522	$1,186
Decrease in loans purchased but not settled	—	(6,119)
Loans transferred from loans held for sale to loans	5,798	2,346

(1)

Included in restricted cash at September 30, 2021 and 2020 is $4.5 million and $10.0 million, respectively, held in escrow for certain potential liabilities the Company is indemnified for pursuant to the Peoples merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Denver, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 81 banking centers, as of September 30, 2021, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2020 and include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and, where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. During the third quarter of 2021, the Company updated its asset classifications to include certain financial instruments within non-marketable securities that were previously reported in other assets in the statements of financial condition. The prior year presentation has been reclassified to conform to the current year presentation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

While general economic conditions have been improving, the COVID-19 pandemic caused disruption to the communities we serve and has changed the way we live and work. While access to vaccines in the United States has increased, the efficacy of those vaccines, the impact of emerging targeted vaccine mandates and new variants of the virus, and the length of time that the government-mandated measures must remain in place or potentially be reinstituted to address COVID-19 are unknown. The pandemic has had a negative impact to the U.S. labor market, consumer spending and business operations, and it is not clear whether new outbreaks of COVID-19 cases will have further impact.

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

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2020 and are contained in the Company's Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2020, except for the following:

Non-marketable securities— Non-marketable securities include Federal Reserve Bank (“FRB”) stock, Federal Home Loan Bank (“FHLB”) stock and other non-marketable securities. FRB and FHLB securities have been acquired for debt facility or regulatory purposes and are carried at cost. Other non-marketable securities consist of equity method investments in which the Company’s proportionate share of income or loss is recognized one quarter in arrears in other non-interest income in the consolidated statements of operations. Other non-marketable securities also include an investment in convertible preferred stock. As the convertible preferred stock does not have a readily determinable fair value, it is carried at cost and evaluated periodically for impairment.

Note 2 Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.3 billion at September 30, 2021 and included $0.7 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities. At December 31, 2020, investment securities totaled $1.0 billion and included $0.6 billion of available-for-sale securities and $0.4 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	September 30, 2021
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$244,912	$1,898	$(4,508)	$242,302
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	412,793	4,398	(4,636)	412,555
Municipal securities	362	8	—	370
Corporate debt	2,000	137	—	2,137
Other securities	469	—	—	469
Total investment securities available-for-sale	$660,536	$6,441	$(9,144)	$657,833

	December 31, 2020
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$193,424	$2,952	$(42)	$196,334
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	454,345	8,778	(344)	462,779
Municipal securities	362	13	—	375
Corporate debt	2,000	—	(2)	1,998
Other securities	469	—	—	469
Total investment securities available-for-sale	$650,600	$11,743	$(388)	$661,955

During the nine months ended September 30, 2021 and 2020, purchases of available-for-sale securities totaled $196.3 million and $114.7 million, respectively. Maturities and paydowns of available-for-sale securities during the nine months ended September 30, 2021 and 2020 totaled $185.0 million and $191.8 million, respectively. There were no sales of available-for-sale securities during the nine months ended September 30, 2021 or 2020.

At September 30, 2021 and December 31, 2020, the Company’s available-for-sale investment portfolio was primarily comprised of mortgage-backed securities backed by government sponsored enterprises collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$189,230	$(4,508)	$—	$—	$189,230	$(4,508)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	182,842	(4,627)	1,496	(9)	184,338	(4,636)
Total	$372,072	$(9,135)	$1,496	$(9)	$373,568	$(9,144)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$26,878	$(42)	$1	$—	$26,879	$(42)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	95,888	(328)	2,138	(16)	98,026	(344)
Corporate debt	1,998	(2)	—	—	1,998	(2)
Total	$124,764	$(372)	$2,139	$(16)	$126,903	$(388)

Management evaluated all of the available-for-sale securities in an unrealized loss position at September 30, 2021 and December 31, 2020. The portfolio included 33 securities, which were in an unrealized loss position at September 30, 2021, compared to 22 securities at December 31, 2020. The unrealized losses in the Company's investment portfolio at September 30, 2021 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $383.6 million and $385.8 million at September 30, 2021 and at December 31, 2020, respectively. The Bank may also pledge available-for-sale investment securities as collateral for FHLB advances. No securities were pledged for this purpose at September 30, 2021 or December 31, 2020.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. As of September 30, 2021, municipal securities with an amortized cost and fair value of $0.1 million were due in one year or less and municipal securities with an amortized cost and fair value of $0.3 million were due between one to five years. Corporate debt securities with an amortized cost and fair value of $2.0 million were due after five years through ten years. Other securities with an amortized cost and fair value of $0.5 million as of September 30, 2021, have no stated contractual maturity date.

As of September 30, 2021 and December 31, 2020, accrued interest receivable (“AIR”) from available-for-sale investment securities totaled $1.0 million and $1.1 million, respectively, and was included within other assets in the statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$315,257	$3,099	$(4,730)	$313,626
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	327,379	580	(1,244)	326,715
Total investment securities held-to-maturity	$642,636	$3,679	$(5,974)	$640,341

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$306,187	$4,940	$(197)	$310,930
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	70,428	396	(63)	70,761
Total investment securities held-to-maturity	$376,615	$5,336	$(260)	$381,691

During the nine months ended September 30, 2021 and 2020, purchases of held-to-maturity securities totaled $377.7 million and $196.7 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $109.0 million and $58.1 million during the nine months ended September 30, 2021 and 2020, respectively.

The held-to-maturity portfolio included 37 securities which were in an unrealized loss position as of September 30, 2021, compared to nine securities at December 31, 2020. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$202,742	$(4,176)	$15,334	$(554)	$218,076	$(4,730)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	209,417	(1,244)	—	—	209,417	(1,244)
Total	$412,159	$(5,420)	$15,334	$(554)	$427,493	$(5,974)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$53,453	$(197)	$—	$—	$53,453	$(197)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	19,554	(63)	—	—	19,554	(63)
Total	$73,007	$(260)	$—	$—	$73,007	$(260)

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

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $156.2 million and $140.6 million at September 30, 2021 and December 31, 2020, respectively. The Bank may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at September 30, 2021 or December 31, 2020.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

As of September 30, 2021 and December 31, 2020, AIR from held-to-maturity investment securities totaled $0.9 million and $0.7 million, respectively, and was included within other assets in the statements of financial condition.

Note 4 Non-marketable Securities

During the third quarter of 2021, the Company updated its asset classifications to include other investments within non-marketable securities that were either purchased during the quarter or previously classified in other assets in the statements of financial condition.

Non-marketable securities totaled $47.0 million and $22.1 million at September 30, 2021 and December 31, 2020, respectively, and included FRB stock, FHLB stock and other non-marketable securities. At September 30, 2021, other non-marketable securities totaled $32.4 million and consisted of equity method investments and convertible preferred stock without readily determinable fair values. During the nine months ended September 30, 2021 and 2020, purchases of non-marketable securities totaled $25.8 million and $2.4 million, respectively. Included in these purchases were investments in two fintech firms, Finstro Global Holdings Inc. of $20.0 million and Figure Technologies of $2.0 million. At December 31, 2020, the Company held $5.6 million of other non-marketable securities.

At September 30, 2021, the Company held $13.9 million of FRB stock and $0.7 million of FHLB stock for regulatory or debt facility purposes. At December 31, 2020, the Company held $13.9 million of FRB stock and $2.6 million of FHLB stock. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $12.9 million and $16.2 million as of September 30, 2021 and December 31, 2020, respectively. Included in commercial loans are fully-guaranteed loans originated as part of the Small

Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) of which $76.8 million and $176.1 million, net of fees and costs, were outstanding at September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021
	Total loans	% of total
Commercial	$3,067,300	69.3%
Commercial real estate non-owner occupied	670,927	15.2%
Residential real estate	665,502	15.1%
Consumer	18,031	0.4%
Total	$4,421,760	100.0%

	December 31, 2020
	Total loans	% of total
Commercial	$3,044,065	70.0%
Commercial real estate non-owner occupied	631,996	14.5%
Residential real estate	658,659	15.1%
Consumer	19,006	0.4%
Total	$4,353,726	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at September 30, 2021 and December 31, 2020:

	September 30, 2021
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$249	$99	$1,405	$1,753	$1,445,043	$1,446,796
Municipal and non-profit	—	—	—	—	879,335	879,335
Owner occupied commercial real estate	419	—	6,451	6,870	534,880	541,750
Food and agribusiness	92	—	72	164	199,255	199,419
Total commercial	760	99	7,928	8,787	3,058,513	3,067,300
Commercial real estate non-owner occupied:
Construction	—	—	—	—	61,976	61,976
Acquisition/development	—	—	—	—	20,339	20,339
Multifamily	—	—	—	—	90,427	90,427
Non-owner occupied	—	235	128	363	497,822	498,185
Total commercial real estate	—	235	128	363	670,564	670,927
Residential real estate:
Senior lien	478	161	4,394	5,033	603,426	608,459
Junior lien	28	—	391	419	56,624	57,043
Total residential real estate	506	161	4,785	5,452	660,050	665,502
Consumer	36	—	7	43	17,988	18,031
Total loans	$1,302	$495	$12,848	$14,645	$4,407,115	$4,421,760

	December 31, 2020
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$170	$—	$6,312	$6,482	$1,440,256	$1,446,738
Municipal and non-profit	—	—	—	—	870,791	870,791
Owner occupied commercial real estate	—	—	5,450	5,450	510,789	516,239
Food and agribusiness	146	—	422	568	209,729	210,297
Total commercial	316	—	12,184	12,500	3,031,565	3,044,065
Commercial real estate non-owner occupied:
Construction	—	—	—	—	91,125	91,125
Acquisition/development	—	—	6	6	24,665	24,671
Multifamily	—	—	1,523	1,523	67,233	68,756
Non-owner occupied	—	—	135	135	447,309	447,444
Total commercial real estate	—	—	1,664	1,664	630,332	631,996
Residential real estate:
Senior lien	527	160	5,820	6,507	577,764	584,271
Junior lien	95	—	709	804	73,584	74,388
Total residential real estate	622	160	6,529	7,311	651,348	658,659
Consumer	30	2	10	42	18,964	19,006
Total loans	$968	$162	$20,387	$21,517	$4,332,209	$4,353,726

	September 30, 2021
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,405	$—	$1,405
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	4,604	1,847	6,451
Food and agribusiness	72	—	72
Total commercial	6,081	1,847	7,928
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	128	—	128
Total commercial real estate	128	—	128
Residential real estate:
Senior lien	3,393	1,001	4,394
Junior lien	391	—	391
Total residential real estate	3,784	1,001	4,785
Consumer	7	—	7
Total loans	$10,000	$2,848	$12,848

	December 31, 2020
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$6,080	$232	$6,312
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	2,698	2,752	5,450
Food and agribusiness	88	334	422
Total commercial	8,866	3,318	12,184
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	6	—	6
Multifamily	—	1,523	1,523
Non-owner occupied	135	—	135
Total commercial real estate	141	1,523	1,664
Residential real estate:
Senior lien	4,158	1,662	5,820
Junior lien	709	—	709
Total residential real estate	4,867	1,662	6,529
Consumer	10	—	10
Total loans	$13,884	$6,503	$20,387

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include non-accrual loans and troubled debt restructurings (“TDRs”) on non-accrual status. There was no interest income recognized from non-accrual loans during the three or nine months ended September 30, 2021 or 2020.

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

The amortized cost basis for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following tables as of September 30, 2021 and December 31, 2020:

	September 30, 2021
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2021	2020	2019	2018	2017	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$391,229	$172,714	$162,299	$151,647	$52,024	$23,606	$436,119	$5,967	$1,395,605
Special mention	—	1,066	2,102	4,250	12,823	5,693	2,045	100	28,079
Substandard	—	20	328	744	21,040	286	440	41	22,899
Doubtful	—	—	—	43	39	131	—	—	213
Total commercial and industrial	391,229	173,800	164,729	156,684	85,926	29,716	438,604	6,108	1,446,796
Municipal and non-profit:
Pass	96,149	92,184	85,619	119,619	150,074	334,757	933	—	879,335
Total municipal and non-profit	96,149	92,184	85,619	119,619	150,074	334,757	933	—	879,335
Owner occupied commercial real estate:
Pass	100,608	84,772	87,893	71,987	44,003	97,376	12,654	—	499,293
Special mention	—	—	7,415	8,248	1,449	16,205	—	—	33,317
Substandard	—	1,192	1,567	1,847	228	3,320	—	—	8,154
Doubtful	—	389	562	—	—	35	—	—	986
Total owner occupied commercial real estate	100,608	86,353	97,437	82,082	45,680	116,936	12,654	—	541,750
Food and agribusiness:
Pass	9,515	23,190	7,106	16,375	2,558	26,808	99,645	—	185,197
Special mention	—	4,669	1,083	—	—	216	7,388	—	13,356
Substandard	—	—	—	—	267	599	—	—	866
Total food and agribusiness	9,515	27,859	8,189	16,375	2,825	27,623	107,033	—	199,419
Total commercial	597,501	380,196	355,974	374,760	284,505	509,032	559,224	6,108	3,067,300
Commercial real estate non-owner occupied:
Construction:
Pass	17,307	11,782	28,181	—	224	—	4,482	—	61,976
Total construction	17,307	11,782	28,181	—	224	—	4,482	—	61,976
Acquisition/development:
Pass	2,557	385	1,892	1,830	6,045	7,567	63	—	20,339
Total acquisition/development	2,557	385	1,892	1,830	6,045	7,567	63	—	20,339
Multifamily:
Pass	3,115	29,612	2,964	16,189	201	37,946	—	—	90,027
Special mention	—	—	—	—	—	400	—	—	400
Total multifamily	3,115	29,612	2,964	16,189	201	38,346	—	—	90,427
Non-owner occupied
Pass	49,707	59,726	122,389	18,324	97,332	117,331	3,400	1	468,210
Special mention	—	—	5,746	5,667	9,805	3,933	—	—	25,151
Substandard	—	—	—	744	—	4,080	—	—	4,824
Total non-owner occupied	49,707	59,726	128,135	24,735	107,137	125,344	3,400	1	498,185
Total commercial real estate non-owner occupied	72,686	101,505	161,172	42,754	113,607	171,257	7,945	1	670,927
Residential real estate:
Senior lien
Pass	175,920	110,891	46,818	23,384	32,345	193,777	19,728	52	602,915
Special mention	—	—	—	—	—	278	—	—	278
Substandard	—	402	686	322	302	3,554	—	—	5,266
Total senior lien	175,920	111,293	47,504	23,706	32,647	197,609	19,728	52	608,459
Junior lien
Pass	748	2,494	2,967	1,847	1,076	3,849	43,108	137	56,226
Special mention	—	—	—	—	—	21	345	—	366
Substandard	—	19	—	64	99	233	—	36	451
Total junior lien	748	2,513	2,967	1,911	1,175	4,103	43,453	173	57,043
Total residential real estate	176,668	113,806	50,471	25,617	33,822	201,712	63,181	225	665,502
Consumer
Pass	6,628	5,292	1,762	803	188	630	2,696	25	18,024
Substandard	—	—	—	—	—	7	—	—	7
Total consumer	6,628	5,292	1,762	803	188	637	2,696	25	18,031
Total loans	$853,483	$600,799	$569,379	$443,934	$432,122	$882,638	$633,046	$6,359	$4,421,760

	December 31, 2020
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$372,041	$212,388	$189,753	$93,822	$15,145	$17,662	$499,283	$991	$1,401,085
Special mention	—	1,445	7,381	4,845	5,810	729	2,329	1,478	24,017
Substandard	23	1,238	925	11,885	56	4,840	1,341	—	20,308
Doubtful	—	—	34	456	—	809	29	—	1,328
Total commercial and industrial	372,064	215,071	198,093	111,008	21,011	24,040	502,982	2,469	1,446,738
Municipal and non-profit:
Pass	131,961	91,911	125,247	156,275	124,269	238,453	2,675	—	870,791
Total municipal and non-profit	131,961	91,911	125,247	156,275	124,269	238,453	2,675	—	870,791
Owner occupied commercial real estate:
Pass	100,791	107,558	90,398	53,131	32,648	87,758	1,401	—	473,685
Special mention	1,581	2,236	2,714	544	3,254	19,341	—	—	29,670
Substandard	—	1,988	6,211	251	93	3,802	—	—	12,345
Doubtful	—	511	—	—	—	28	—	—	539
Total owner occupied commercial real estate	102,372	112,293	99,323	53,926	35,995	110,929	1,401	—	516,239
Food and agribusiness:
Pass	28,139	9,198	20,242	7,198	9,556	28,330	106,007	126	208,796
Special mention	—	—	—	—	—	222	—	—	222
Substandard	—	—	—	302	—	977	—	—	1,279
Total food and agribusiness	28,139	9,198	20,242	7,500	9,556	29,529	106,007	126	210,297
Total commercial	634,536	428,473	442,905	328,709	190,831	402,951	613,065	2,595	3,044,065
Commercial real estate non-owner occupied:
Construction:
Pass	15,841	49,658	17,349	4,072	—	—	2,006	1,807	90,733
Special mention	392	—	—	—	—	—	—	—	392
Total construction	16,233	49,658	17,349	4,072	—	—	2,006	1,807	91,125
Acquisition/development:
Pass	3,762	1,997	1,947	8,373	4,559	3,694	11	—	24,343
Special mention	—	—	—	34	—	253	—	—	287
Substandard	—	—	—	—	—	41	—	—	41
Total acquisition/development	3,762	1,997	1,947	8,407	4,559	3,988	11	—	24,671
Multifamily:
Pass	29,738	13,670	137	212	18,050	4,990	—	—	66,797
Special mention	—	—	—	—	—	436	—	—	436
Substandard	—	—	—	—	—	1,523	—	—	1,523
Total multifamily	29,738	13,670	137	212	18,050	6,949	—	—	68,756
Non-owner occupied
Pass	51,445	92,225	25,362	86,975	26,613	118,144	3,083	643	404,490
Special mention	70	5,458	5,841	22,737	—	3,662	100	—	37,868
Substandard	—	—	779	—	3,937	370	—	—	5,086
Total non-owner occupied	51,515	97,683	31,982	109,712	30,550	122,176	3,183	643	447,444
Total commercial real estate non-owner occupied	101,248	163,008	51,415	122,403	53,159	133,113	5,200	2,450	631,996
Residential real estate:
Senior lien
Pass	129,551	76,504	36,493	47,887	88,358	173,091	24,884	218	576,986
Special mention	—	—	—	—	—	463	—	—	463
Substandard	95	818	20	1,232	550	4,107	—	—	6,822
Total senior lien	129,646	77,322	36,513	49,119	88,908	177,661	24,884	218	584,271
Junior lien
Pass	3,479	4,217	2,553	1,775	1,226	3,760	55,860	365	73,235
Special mention	—	—	—	—	—	21	341	—	362
Substandard	—	112	101	177	55	287	—	59	791
Total junior lien	3,479	4,329	2,654	1,952	1,281	4,068	56,201	424	74,388
Total residential real estate	133,125	81,651	39,167	51,071	90,189	181,729	81,085	642	658,659
Consumer
Pass	9,777	3,348	1,674	489	329	623	2,700	19	18,959
Substandard	—	—	37	—	2	8	—	—	47
Total consumer	9,777	3,348	1,711	489	331	631	2,700	19	19,006
Total loans	$878,686	$676,480	$535,198	$502,672	$334,510	$718,424	$702,050	$5,706	$4,353,726

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at September 30, 2021 and December 31, 2020:

	September 30, 2021
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$3,604	$1,858	$5,462
Owner-occupied commercial real estate	4,493	261	4,754
Total Commercial	8,097	2,119	10,216
Commercial real estate non owner-occupied
Acquisition/development	1,297	—	1,297
Total commercial real estate	1,297	—	1,297
Residential real estate
Senior lien	2,247	—	2,247
Total residential real estate	2,247	—	2,247
Total loans	$11,641	$2,119	$13,760

	December 31, 2020
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$7,579	$3,005	$10,584
Owner-occupied commercial real estate	3,701	284	3,985
Food and agribusiness	334	—	334
Total Commercial	11,614	3,289	14,903
Commercial real estate non owner-occupied
Acquisition/development	1,573	—	1,573
Multifamily	1,523	—	1,523
Total commercial real estate	3,096	—	3,096
Residential real estate
Senior lien	2,021	—	2,021
Total residential real estate	2,021	—	2,021
Total loans	$16,731	$3,289	$20,020

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

The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as TDRs under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments. The Company modified 14 loans totaling $4.8 million during the nine months ended September 30, 2021 and 483 loans totaling $499.5 million during the nine months ended September 30, 2020, due to the effects of the COVID-19 pandemic, that were not classified as TDRs. Modified loans that remained on a payment deferral plan at September 30, 2021 totaled $0.9 million. Of those loans, principal payment deferrals totaled $0.3 million and full payment deferrals totaled $0.6 million. At September 30, 2021, $45 thousand of loan modifications related to COVID-19 were a subsequent modification. All COVID-19 modified loans were classified as performing as of September 30, 2021. At December 31, 2020, modified loans that remained on a payment deferral plan totaled $173.6 million, or 4.0% of the total loan portfolio, of which 26.2% were a subsequent modification.

During the three months ended September 30, 2021, the Company added no new TDRs. During the nine months ended September 30, 2021, the Company restructured three loans with an amortized cost basis of $1.4 million to facilitate repayment that are considered TDRs. Loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. The tables below provide additional information related to accruing TDRs at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$6,380	$7,054	$6,734	$315
Commercial real estate non-owner occupied	2,049	2,074	2,880	—
Residential real estate	2,706	2,760	3,181	35
Consumer	—	—	—	—
Total	$11,135	$11,888	$12,795	$350

	December 31, 2020
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$9,387	$9,544	$9,978	$150
Commercial real estate non-owner occupied	2,400	2,351	4,105	—
Residential real estate	2,121	2,185	2,922	12
Consumer	37	37	37	—
Total	$13,945	$14,117	$17,042	$162

The following table summarizes the Company’s carrying value of non-accrual TDRs as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Commercial	$2,505	$3,397
Commercial real estate non-owner occupied	121	1,644
Residential real estate	1,733	3,156
Consumer	—	—
Total non-accruing TDRs	$4,359	$8,197

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had one TDR totaling $36 thousand that was modified within the past 12 months and had defaulted on its restructured terms during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company had no TDRs that were modified within the past 12 months and had defaulted on their restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status, which are not classified as TDRs.

Note 6 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended September 30, 2021
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$28,640	$11,187	$8,851	$352	$49,030
Charge-offs	(172)	—	(4)	(146)	(322)
Recoveries	61	—	2	38	101
Provision expense (release) for loan losses	1,124	(388)	(475)	85	346
Ending balance	$29,653	$10,799	$8,374	$329	$49,155

	Nine months ended September 30, 2021
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,376	$17,448	$11,492	$461	$59,777
Charge-offs	(1,112)	—	(26)	(410)	(1,548)
Recoveries	316	7	47	110	480
Provision expense (release) for loan losses	73	(6,656)	(3,139)	168	(9,554)
Ending balance	$29,653	$10,799	$8,374	$329	$49,155

	Three months ended September 30, 2020
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$33,142	$12,314	$14,525	$484	$60,465
Charge-offs	(499)	—	(16)	(104)	(619)
Recoveries	104	—	4	25	133
Provision (release) expense for loan losses	(1,576)	1,467	1,000	109	1,000
Ending balance	$31,171	$13,781	$15,513	$514	$60,979

	Nine months ended September 30, 2020
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,442	$4,850	$3,468	$304	$39,064
Cumulative effect adjustment(1)	(1,299)	1,666	5,314	155	5,836
Charge-offs	(1,411)	—	(56)	(502)	(1,969)
Recoveries	370	—	24	121	515
Provision expense for loan losses	3,069	7,265	6,763	436	17,533
Ending balance	$31,171	$13,781	$15,513	$514	$60,979

(1)	Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments.

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

Net charge-offs on loans during the three and nine months ended September 30, 2021 were $0.2 million and $1.1 million, respectively. The Company recorded a net zero provision for loan losses for the three months ended September 30, 2021, as the provision expense of $0.3 million for funded loans was fully offset by a provision release of $0.3 million for unfunded loan commitments. During the nine months ended September 30, 2021, the Company recorded total provision release of $9.4 million, which included a provision release of $9.6 million for funded loans and a provision expense of $0.2 million for unfunded loan commitments. Provision release was driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast.

Net charge-offs on loans during the three and nine months ended September 30, 2020 were $0.5 million and $1.5 million, respectively. The Company recorded total provision expense of $1.2 million for the three months ended September 30, 2020, which included a provision expense of $1.0 million for funded loans and a provision expense of $0.2 million for unfunded loan commitments. During the nine months ended September 30, 2020, the Company recorded total provision expense of $17.6 million, which included a provision expense of $17.5 million for funded loans and a provision expense of $0.1 million for unfunded loan commitments. Provision expense was recorded to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to support non-PPP originated loan growth.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of September 30, 2021 and December 31, 2020, AIR from loans totaled $17.6 million and $16.7 million, respectively.

Note 7 Other Real Estate Owned

A summary of the activity in other real estate owned (“OREO”) during the nine months ended September 30, 2021 and 2020 is as follows:

	For the nine months ended September 30,
	2021	2020
Beginning balance	$4,730	$7,300
Transfers from loan portfolio, at fair value	1,522	1,186
Impairments	(799)	(423)
Sales	(1,128)	(3,473)
Ending balance	$4,325	$4,590

During the nine months ended September 30, 2021 and 2020, the Company sold OREO properties with net book balances of $1.1 million and $3.5 million, respectively. Sales of OREO properties resulted in net OREO losses of $0.2 million, which were included in the consolidated statements of operations for the nine months ended September 30, 2021. Net OREO gains of $0.1 million and $25 thousand were included in the consolidated statements of operations for the three and nine months ended September 30, 2020, respectively.

Note 8 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with our acquisitions, the Company recorded goodwill of $115.0 million. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or nine months ended September 30, 2021 or the year ended December 31, 2020.

The gross carrying amount of the core deposit intangibles and the associated accumulated amortization at September 30, 2021 and December 31, 2020, are presented as follows:

	September 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$(42,173)	$6,661	$48,834	$(41,286)	$7,548

The Company is amortizing the core deposit intangibles from acquisitions on a straight-line basis over 7-10 years from the date of the respective acquisition, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $0.3 million and $0.9 million during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, the Company recognized core deposit intangible amortization expense of $0.3 million and $0.9 million, respectively.

The following table shows the estimated future amortization expense for the core deposit intangibles as of September 30, 2021:

Years ending December 31,	Amount
For the three months ending December 31, 2021	$296
For the year ending December 31, 2022	1,127
For the year ending December 31, 2023	1,048
For the year ending December 31, 2024	1,048
For the year ending December 31, 2025	1,048

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in intangible assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.6 billion and $1.0 billion at September 30, 2021 and 2020, respectively.

Below are the changes in the MSRs for the periods presented:

	For the nine months ended September 30,
	2021	2020
Beginning balance	$10,380	$2,630
Originations	6,648	6,627
Sales	(10,499)	—
Recovery (impairment)	717	(847)
Amortization	(2,286)	(1,237)
Ending balance	4,960	7,173
Fair value of mortgage servicing rights	$6,179	$7,653

During the three months ended September 30, 2021, the Company sold rights to service loans totaling $1.3 billion in unpaid principal balances from our mortgage servicing rights portfolio as a strategic move to reduce the risk associated with mortgage servicing. As a result of the sale, the book value of our mortgage servicing right intangible decreased $10.5 million and generated a gain of $1.3 million included in mortgage banking income in the consolidated statements of operations.

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.0%, and the constant prepayment speed ranged from 11.1% to 14.9% for the September 30, 2021 valuation. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 18.0% to 21.8% for the September 30, 2020 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $1.0 million and $3.0 million for the three and nine months ended September 30, 2021, respectively, and $0.5 million and $1.0 million for the three and nine months ended September 30, 2020, respectively.

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

The following table shows the estimated future amortization expense for the MSRs as of September 30, 2021:

Years ending December 31,	Amount
For the three months ending December 31, 2021	$184
For the year ending December 31, 2022	708
For the year ending December 31, 2023	604
For the year ending December 31, 2024	515
For the year ending December 31, 2025	439

Note 9 Borrowings

The Company enters into repurchase agreements to facilitate the needs of its clients. As of September 30, 2021 and December 31, 2020, the Company sold securities under agreements to repurchase totaling $21.4 million and $22.9 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $26.3 million and $27.7 million as of September 30, 2021 and December 31, 2020, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of September 30, 2021 and December 31, 2020, the Company had $4.9 million and $2.1 million, respectively, of excess collateral pledged for repurchase agreements.

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $0.9 billion at September 30, 2021. The Bank may utilize its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At September 30, 2021 and December 31, 2020, the Bank had no outstanding borrowings from the FHLB. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at September 30, 2021 or December 31, 2020. Loans pledged were $1.3 billion and $1.2 billion at September 30, 2021 and December 31, 2020, respectively. There was no interest expense related to FHLB advances and other short-term borrowings for the three and nine months ended September 30, 2021, compared to $0.1 million and $1.3 million during the three and nine months ended September 30, 2020, respectively.

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

Under the Basel III requirements, at September 30, 2021 and December 31, 2020, the Company and the Bank met all capital requirements. The Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	September 30, 2021
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.4%	$729,828	N/A	N/A	4.0%	$279,899
NBH Bank	8.9%	623,094	5.0%	$349,554	4.0%	279,643
Common equity tier 1 risk based capital:
Consolidated	14.6%	$729,828	N/A	N/A	7.0%	$350,589
NBH Bank	12.5%	623,094	6.5%	$323,842	7.0%	348,753
Tier 1 risk based capital ratio:
Consolidated	14.6%	$729,828	N/A	N/A	8.5%	$425,716
NBH Bank	12.5%	623,094	8.0%	$398,575	8.5%	423,486
Total risk based capital ratio:
Consolidated	15.5%	$775,091	N/A	N/A	10.5%	$525,884
NBH Bank	13.4%	668,358	10.0%	$498,219	10.5%	523,130

	December 31, 2020
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.7%	$696,311	N/A	N/A	4.0%	$260,370
NBH Bank	9.2%	600,622	5.0%	$325,447	4.0%	260,358
Common equity tier 1 risk based capital:
Consolidated	14.7%	$696,311	N/A	N/A	7.0%	$331,632
NBH Bank	12.7%	600,622	6.5%	$307,631	7.0%	331,295
Tier 1 risk based capital ratio:
Consolidated	14.7%	$696,311	N/A	N/A	8.5%	$402,696
NBH Bank	12.7%	600,622	8.0%	$378,623	8.5%	402,287
Total risk based capital ratio:
Consolidated	15.8%	$749,899	N/A	N/A	10.5%	$497,448
NBH Bank	13.8%	654,209	10.0%	$473,279	10.5%	496,943

Note 11 Revenue from Contracts with Clients

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$5,286	$4,246	$13,653	$12,453
Bank card fees	4,530	4,039	13,217	11,206
Non-interest income (in-scope of Topic 606)	9,816	8,285	26,870	23,659
Non-interest income (out-of-scope of Topic 606)	18,706	36,247	60,279	83,242
Total non-interest income	$28,522	$44,532	$87,149	$106,901
Non-interest expense
In-scope of Topic 606:
Gain (loss) on OREO sales, net	$—	$119	$(192)	$25
Total revenue in-scope of Topic 606	$9,816	$8,404	$26,678	$23,684

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

The following table summarizes stock option activity for the nine months ended September 30, 2021:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2020	768,129	$26.35	6.91	$5,224
Granted	81,438	40.10
Exercised	(75,986)	27.51
Forfeited	(25,915)	27.73
Outstanding at September 30, 2021	747,666	$27.68	6.62	$9,566
Options exercisable at September 30, 2021	490,448	26.32	5.60	6,980
Options vested and expected to vest	724,844	27.55	6.55	9,373

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.1 million and $0.7 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.8 million for the three and nine months ended September 30, 2020, respectively. At September 30, 2021, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.2 years.

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

In establishing the PSU components during 2021 and 2020, the Compensation Committee determined the EPS target portion of the award would not be an effective metric in light of economic uncertainty surrounding COVID-19. Consequently, the Compensation Committee granted an award based upon a relative return on tangible assets (“ROTA”). Annually, the Company’s ROTA will be compared to the respective ROTA of companies comprising the KBW Regional Index. At the end of the measurement period, the Company’s ranking will be averaged to determine the shares awarded. The fair value of the relative ROTA award was determined based on the closing stock price of the Company’s common stock on the grant date.

The weighted-average grant date fair value per unit for the relative ROTA target portion and the TSR target portion granted during 2021 was $40.16 and $33.11, respectively. The initial weighted-average performance price for the TSR target portion granted during 2021 was $33.04. During the nine months ended September 30, 2021, the Company awarded an additional 30,024 units due to final performance results related to performance stock units granted in 2018.

The following table summarizes restricted stock and performance stock unit activity during the nine months ended September 30, 2021:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2020	166,630	$27.42	184,837	$29.21
Granted	86,084	39.80	52,526	37.01
Adjustment due to performance	—	—	30,024	30.38
Vested	(77,679)	28.56	(90,016)	30.38
Forfeited	(19,568)	29.32	(16,977)	28.96
Unvested at September 30, 2021	155,467	$33.47	160,394	$31.36

As of September 30, 2021, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $3.0 million and $2.9 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.1 years and 1.9 years, respectively. Expense related to non-vested restricted stock awards totaled $0.8 million and $2.0 million during the three and nine months ended September 30, 2021, respectively, and $0.7 million and $1.9 million during the three and nine months ended September 30, 2020, respectively. Expense related to non-vested performance stock units totaled $0.8 million and $1.5 million during the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.3 million during the three and nine months ended September 30, 2020, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 281,896 was available for issuance at September 30, 2021.

Under the ESPP, employees purchased 20,980 shares and 23,212 shares during the nine months ended September 30, 2021 and 2020, respectively.

Note 13 Common Stock

The Company had 30,288,131 and 30,634,291 shares of Class A common stock outstanding at September 30, 2021 and December 31, 2020, respectively. Additionally, the Company had 155,467 and 166,630 shares outstanding at September 30, 2021 and December 31, 2020, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On February 24, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $75.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The new program of $75.0 million replaced the previously authorized $50.0 million stock repurchase program announced in February 2020 in its entirety. During the third quarter of 2021, the Company repurchased 527,214 shares for $19.4 million at a weighted average price per share of $36.72. The remaining authorization under the current program as of September 30, 2021 was $55.6 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 30,288,131 and 30,594,412 shares of Class A common stock outstanding as of September 30, 2021 and 2020, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2021 and 2020.

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$19,825	$27,893	$70,837	$61,422
Less: income allocated to participating securities	(34)	(36)	(101)	(96)
Income allocated to common shareholders	$19,791	$27,857	$70,736	$61,326
Weighted average shares outstanding for basic earnings per common share	30,800,590	30,756,116	30,858,759	30,881,325
Dilutive effect of equity awards	264,225	168,107	303,373	189,672
Weighted average shares outstanding for diluted earnings per common share	31,064,815	30,924,223	31,162,132	31,070,997
Basic earnings per share	$0.64	$0.91	$2.29	$1.99
Diluted earnings per share	0.64	0.90	2.27	1.97

The Company had 747,666 and 802,454 outstanding stock options to purchase common stock at weighted average exercise prices of $27.68 and $26.18 per share at September 30, 2021 and 2020, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 315,861 and 364,485 unvested restricted shares and performance stock units issued as of September 30, 2021 and 2020, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of September 30, 2021 and December 31, 2020. Information about the valuation methods used to measure fair value is provided in note 17.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	location	2021	2020	Location	2021	2020
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$533	$—	Other liabilities	$18,555	$38,884
Total derivatives designated as hedging instruments		$533	$—		$18,555	$38,884

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$10,535	$18,149	Other liabilities	$10,548	$18,176
Interest rate lock commitments	Other assets	2,170	7,001	Other liabilities	448	298
Forward contracts	Other assets	1,022	—	Other liabilities	31	2,622
Total derivatives not designated as hedging instruments		$13,727	$25,150		$11,027	$21,096

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2021, the Company had interest rate swaps with a notional amount of $350.3 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2020, the Company had interest rate swaps with a notional amount of $387.1 million that were designated as fair value hedges. These interest rate swaps were associated with $350.3 million and $389.9 million of the Company’s fixed-rate loans as of September 30, 2021 and December 31, 2020, respectively, before a gain of $22.9 million and $40.1 million from the fair value hedge adjustment in the carrying amount, included in loans receivable in the statements of financial condition as of September 30, 2021 and December 31, 2020.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2021, the Company had matched interest rate swap transactions with an aggregate notional amount of $408.9 million related to this program. As of December 31, 2020, the Company had matched interest rate swap transactions with an aggregate notional amount of $456.0 million.

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

The Company had interest rate lock commitments with a notional value of $171.4 million and forward contracts with a notional value of $267.5 million at September 30, 2021. At December 31, 2020, the Company had interest rate lock commitments with a notional value of $258.8 million and forward contracts with a notional value of $375.3 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Location of gain (loss)	Amount of gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
hedging relationships	derivatives	2021	2020	2021	2020
Interest rate products	Interest and fees on loans	$9,057	$5,043	$1,829	$1,310
Total		$9,057	$5,043	$1,829	$1,310

	Location of gain (loss)	Amount of loss recognized in income on hedged items
	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
Hedged items	hedged items	2021	2020	2021	2020
Interest rate products	Interest and fees on loans	$(8,321)	$(4,993)	$(3,164)	$(2,869)
Total		$(8,321)	$(4,993)	$(3,164)	$(2,869)

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
as hedging instruments	derivatives	2021	2020	2021	2020
Interest rate products	Other non-interest expense	$8	$8	$18	$(65)
Interest rate lock commitments	Mortgage banking income	(861)	3,243	(5,962)	14,174
Forward contracts	Mortgage banking income	1,229	1,558	3,613	(532)
Total		$376	$4,809	$(2,331)	$13,577

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

As of September 30, 2021, the termination value of derivatives in a net liability position related to these agreements was $30.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of September 30, 2021, the Company had posted $32.6 million in eligible collateral. If the Company had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Commitments to fund loans	$476,573	$311,237
Unfunded commitments under lines of credit	558,771	537,325
Commercial and standby letters of credit	16,193	7,320
Total unfunded commitments	$1,051,537	$855,882

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. Charges against the reserve during the three and nine months ended September 30, 2021 and 2020 were driven by early payoffs and repurchases. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Beginning balance	$2,398	$2,725	$2,741	$2,589
Provision charged to (released from) operating expense, net	39	285	(62)	604
Charge-offs	(150)	(214)	(392)	(397)
Ending balance	$2,287	$2,796	$2,287	$2,796

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the nine months ended September 30, 2021 and 2020, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At September 30, 2021 and December 31, 2020, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 82.3% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$242,302	$—	$242,302
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	412,555	—	412,555
Municipal securities	—	313	—	313
Corporate debt	—	2,137	—	2,137
Loans held for sale	—	158,066	—	158,066
Interest rate swap derivatives	—	11,068	—	11,068
Mortgage banking derivatives	—	—	3,192	3,192
Total assets at fair value	$—	$826,441	$3,192	$829,633
Liabilities:
Interest rate swap derivatives	$—	$29,103	$—	$29,103
Mortgage banking derivatives	—	—	479	479
Total liabilities at fair value	$—	$29,103	$479	$29,582

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$196,334	$—	$196,334
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	462,779	—	462,779
Municipal securities	—	318	—	318
Corporate debt	—	1,998	—	1,998
Loans held for sale	—	247,813	—	247,813
Interest rate swap derivatives	—	18,149	—	18,149
Mortgage banking derivatives	—	—	7,001	7,001
Total assets at fair value	$—	$927,391	$7,001	$934,392
Liabilities:
Interest rate swap derivatives	$—	$57,060	$—	$57,060
Mortgage banking derivatives	—	—	2,920	2,920
Total liabilities at fair value	$—	$57,060	$2,920	$59,980

The table below details the changes in level 3 financial instruments during the nine months ended September 30, 2021:

Mortgage banking
derivatives, net
Balance at December 31, 2020	$4,081
Gain included in earnings, net	(2,349)
Fees and costs included in earnings, net	981
Balance at September 30, 2021	$2,713

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 6% - 26% with a weighted average discount rate of 9.5%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At September 30, 2021, the Company recorded a specific reserve of $1.2 million related to five loans with a carrying balance of $4.7 million. At September 30, 2020, the Company recorded a specific reserve of $1.1 million related to six loans with a carrying balance of $4.6 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 7.0%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $799 thousand of OREO impairment during the nine months ended September 30, 2021 and $423 thousand of OREO impairment during the nine months ended September 30, 2020 in its consolidated statements of operations. The fair values of OREO are derived from third-party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.0% with a weighted average rate of 9.5% at September 30, 2021 and prepayment speed assumption ranges of 11.1% to 14.9% with a weighted average rate of 11.2% at September 30, 2021. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. There was $0.7 million of recovery on MSRs during the nine months ended September 30, 2021, compared to $0.8 million of impairment during the nine months ended September 30, 2020. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

Premises and equipment—During the first quarter of 2021, the Company approved plans to consolidate seven banking centers. Premises and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process that considers current local commercial real estate market conditions, the judgment of the sales agent and often involves obtaining third-party appraisals from certified real estate appraisers. These fair value measurements are classified as level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. As of September 30, 2021, the Company recognized $1.6 million of impairment in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $6.0 million.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding the assets recorded at fair value on a non-recurring basis as of and for the nine months ended September 30, 2021 and 2020:

	September 30, 2021
	Total	Losses from fair value changes
Individually evaluated loans	$19,406	$1,548
Other real estate owned	4,325	799
Premises and equipment	6,032	1,552
Total	$29,763	$3,899

	September 30, 2020
	Total	Losses from fair value changes
Individually evaluated loans	$33,603	$1,969
Other real estate owned	4,590	423
Premises and equipment	8,024	1,631
Mortgage servicing rights	7,173	847
Total	$53,390	$4,870

The Company did not record any liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2021.

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

The fair value of financial instruments at September 30, 2021 and December 31, 2020 are set forth below:

	Level in fair value	September 30, 2021		December 31, 2020
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$807,370	$807,370	$605,565	$605,565
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	242,302	242,302	196,334	196,334
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	412,555	412,555	462,779	462,779
Municipal securities available-for-sale	Level 2	313	313	318	318
Municipal securities available-for-sale	Level 3	57	57	57	57
Corporate debt	Level 2	2,137	2,137	1,998	1,998
Other available-for-sale securities	Level 3	469	469	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	315,257	313,626	306,187	310,930
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	327,379	326,715	70,428	70,761
Non-marketable securities	Level 2	14,532	14,532	16,493	16,493
Non-marketable securities	Level 3	32,432	32,432	5,580	5,580
Loans receivable	Level 3	4,421,760	4,498,601	4,353,726	4,511,357
Loans held for sale	Level 2	158,066	158,066	247,813	247,813
Accrued interest receivable	Level 2	20,032	20,032	18,795	18,795
Interest rate swap derivatives	Level 2	11,068	11,068	18,149	18,149
Mortgage banking derivatives	Level 3	3,192	3,192	7,001	7,001
LIABILITIES
Deposit transaction accounts	Level 2	5,257,779	5,257,779	4,690,100	4,690,100
Time deposits	Level 2	876,841	879,456	986,132	993,070
Securities sold under agreements to repurchase	Level 2	21,427	21,427	22,897	22,897
Accrued interest payable	Level 2	4,850	4,850	6,762	6,762
Interest rate swap derivatives	Level 2	29,103	29,103	57,060	57,060
Mortgage banking derivatives	Level 3	479	479	2,920	2,920

Note 19 Subsequent Event

On November 5, 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The note is subordinated, unsecured and matures on November 15, 2031. Beginning November 15, 2021, the note will initially be payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company intends to use the net proceeds from the sale of the note for general corporate purposes.

Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2021, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2020, 2019 and 2018. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We also believe that our established presence in our core markets of Colorado, the greater Kansas City region, Texas, Utah and New Mexico, positions us well for growth opportunities. As of September 30, 2021, we had $7.1 billion in assets, $4.4 billion in loans, $6.1 billion in deposits and $0.8 billion in equity.

Operating Highlights and Key Challenges

Profitability and returns

●

Net income totaled $70.8 million, or $2.27 per diluted share, for the nine months ended September 30, 2021, compared to net income of $61.4 million, or $1.97 per diluted share, for the same period in the prior year.

●	The return on average tangible assets was 1.39% for the nine months ended September 30, 2021, compared to 1.36% for the same period in the prior year.
●	The return on average tangible common equity was 13.04% for the nine months ended September 30, 2021, compared to 12.47% for the same period in the prior year.

Strategic execution

●	Loan originations during the three months ended September 30, 2021 totaled a record $413.3 million, led by commercial loan originations totaling $301.7 million.
●

Announced investments in two fintech firms including $20.0 million in Finstro Global Holdings Inc. and $2.0 million in Figure Technologies. The Company is partnering with Finstro and Figure to build a comprehensive digital financial ecosystem serving small and medium-sized businesses to provide access to a full range of banking services and block chain payment alternatives.

●

As part of our continued focus on improving operating efficiencies and investing in digital solutions for our clients, we completed the previously announced consolidation of seven banking centers and the sale of one banking center during 2021. A deposit premium gain on sale of $0.8 million related to the banking center sale was recorded to other non-interest income during the three months ended September 30, 2021. Banking center consolidation-related expense of $1.6 million was recorded to non-interest expense during the nine months ended September 30, 2021.

●

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans, and all concentration levels remain well below our self-imposed limits.

●	During the three months ended September 30, 2021, the Company sold mortgage servicing rights generating a gain of $1.3 million.
●	Repurchased 527,214 shares for $19.4 million at a weighted average price per share of $36.72 during the three months ended September 30, 2021.
●

On November 5, 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The initial interest rate of the note is 3.00% until November 15, 2026.

Loan portfolio

●

Total loans ended the quarter at $4.4 billion and increased $68.0 million, or 2.1% annualized, since December 31, 2020. Excluding PPP loans, total loans increased by $167.3 million, or 5.4% annualized.

●

Total loan originations during the three months ended September 30, 2021 were a record $413.3 million. Loan originations, excluding PPP loans, totaled $948.5 million and $528.5 million for the nine months ended September 30, 2021 and 2020, respectively.

●

COVID-related loan modifications totaled $0.9 million as of September 30, 2021, down from $173.6 million as of December 31, 2020 as a majority of the COVID-modified loans have now returned to their full principal and interest payment terms.

Credit quality

●

Allowance for credit losses totaled 1.11% of total loans at September 30, 2021, compared to 1.37% at December 31, 2020. Excluding PPP loans, the ACL totaled 1.13% of total loans at September 30, 2021, compared to 1.43% at December 31, 2020.

●

The Company recorded total provision release of $9.4 million for the nine months ended September 30, 2021, driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. During the nine months ended September 30, 2020, the Company recorded total provision expense of $17.6 million, driven by deteriorating economic conditions caused by the impact of COVID-19.

●	Net charge-offs to average total loans for the nine months ended September 30, 2021 totaled 0.03%, annualized, compared to 0.06% for the full year ended December 31, 2020.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual TDRs) improved to 0.29% of total loans, compared to 0.47% at December 31, 2020. Non-performing assets to total loans and OREO improved to 0.39% at September 30, 2021, compared to 0.58% at December 31, 2020.

Client deposit funded balance sheet

●	Average transaction deposits for the nine months ended September 30, 2021 totaled $5.1 billion, increasing 23.9%, compared to $4.1 billion for the same period in the prior year.
●	Average total deposits totaled $6.0 billion during the nine months ended September 30, 2021, increasing 16.9%, compared to $5.1 billion for the same period in the prior year.
●	The mix of transaction deposits to total deposits improved to 85.7% at September 30, 2021, compared to 82.6% at December 31, 2020.
●	Cost of deposits decreased 21 basis points to 0.24% during the nine months ended September 30, 2021.

Revenues

●

Fully taxable equivalent (“FTE”) net interest income during the three months ended September 30, 2021, excluding PPP loan fee income of $2.6 million, increased $2.2 million, or 19.8% annualized, compared to the three months ended June 30 2021.

●

FTE net interest income totaled $141.5 million during the nine months ended September 30, 2021 and decreased $6.7 million, or 4.5%, compared to the same period in the prior year primarily due to interest rate actions taken by the Federal Reserve during 2020 and lower non-PPP originated loan balances.

●

The FTE net interest margin widened 11 basis points to 2.93% for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021, driven by excess cash liquidity being deployed into higher yielding originated loans. During the three months ended September 30, 2021, the yield on earning assets increased eight basis points, with the cost of deposits decreasing three basis points to 0.21%, compared to the prior quarter.

●

The FTE net interest margin narrowed 56 basis points to 2.92% for the nine months ended September 30, 2021, as compared to the same period in the prior year due to lower earning asset yields. The yield on earning assets decreased 82 basis points, led by the remix of assets into lower-yielding cash balances and a three basis point decrease in the originated loan portfolio yields. The cost of funds decreased 22 basis points to 0.24% for the nine months ended September 30, 2021.

●

Non-interest income totaled $87.1 million during the nine months ended September 30, 2021, compared to $106.9 million for the same period in 2020, primarily due to lower mortgage refinance demand and tighter gain on sale margins on mortgage loans sold in the secondary market.

●

During the nine months ended September 30, 2021, other non-interest income increased $4.7 million, compared to the nine months ended September 30, 2020, largely due to $3.5 million of gains from banking center-related sales activities.

Expenses

●

Non-interest expense totaled $147.3 million during the nine months ended September 30, 2021, representing a decrease of $10.4 million, or 6.6%, compared to the nine months ended September 30, 2020, driven by lower mortgage-related compensation as well as the Company’s strategic efforts to improve operating efficiency.

●

Income tax expense totaled $16.1 million during the nine months ended September 30, 2021, compared to $14.5 million during the nine months ended September 30, 2020 driven by 2021’s higher pre-tax income. The effective tax rate for the nine months ended September 30, 2021 was 18.9%, adjusted for stock compensation activity, and was consistent with the full year effective tax rate for 2020.

●

During the nine months ended September 30, 2021, non-interest expense included $2.5 million of transaction-related expenses for the investments in Finstro Global Holdings Inc. and Figure Technologies to further our vision for building a comprehensive digital financial ecosystem.

●	The Company recognized $0.8 million of OREO impairment during the three months ended September 30, 2021 in non-interest expense in the consolidated statements of operations.

Strong capital position

●

Capital ratios continue to be strong as our capital position remains in excess of federal bank regulatory thresholds. As of September 30, 2021, our consolidated tier 1 leverage ratio was 10.43%, and our common equity tier 1 and consolidated tier 1 risk based capital ratios were both 14.57%.

●	The Bank maintains ample liquidity with access to $2.6 billion in readily available funds.
●

At September 30, 2021, common book value per share was $27.89. The tangible common book value per share increased $1.11 to $24.20 at September 30, 2021 compared to December 31, 2020, primarily driven by earnings.

Key Challenges

There are a number of significant challenges confronting us and our industry. We face continual challenges implementing our business strategy, including growing the assets, particularly loans, and deposits of our business amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities, including building our digital strategy, in a very competitive environment. Prevailing interest rates began decreasing in mid-2019 and are expected to remain relatively low for the foreseeable future as a result of interest rate actions taken by the Federal Reserve.

The COVID-19 pandemic has caused disruption and is likely to continue to present challenges to our business. We continue to remain committed to ensuring our associates, clients and communities are receiving the support they need through our banking centers and our digital banking platform. Our teams have been working diligently to support our clients who are experiencing financial hardship due to COVID-19 through participation in the SBA’s Paycheck Protection Program, including assistance with PPP loan forgiveness applications, and loan modifications, as needed. While access to vaccines in the United States has increased, the efficacy of those vaccines, the impact of emerging targeted vaccine mandates and new variants of the virus, and the length of time that the government-mandated measures must remain in place or potentially be reinstituted to address COVID-19 are unknown. The pandemic has had a negative impact to the U.S. labor market, consumer spending and business operations, and it is not clear whether new outbreaks of COVID-19 cases will have further impact.

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

As of September 30, 2021, the Company had low exposure to industries highly impacted by the COVID-19 pandemic. Within the commercial loan segment, restaurants were 5.5%, retailers 3.0%, hospital/medical 6.4% and oil and gas 0.4% of total loans. Within the commercial real estate non-owner occupied loan segment, hotel and lodging was 4.5%, multifamily 2.1% and retail 1.5% of total loans. The Company had no direct exposure to other industries and loan types more highly impacted by the pandemic including aviation, cruise lines, energy services, auto manufacturing/dealer floor plans, hedge funds, convention centers, credit cards, malls and taxi/ride share businesses. Furthermore, the Company had no consumer credit card, indirect auto or car leasing exposure.

The agriculture industry continues to be impacted by volatility in commodity prices as well as supply chain issues driven by the COVID-19 pandemic. Our food and agribusiness portfolio is only 4.5% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 0.9% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

The extraordinary government measures enacted during the COVID-19 pandemic have generated unprecedented levels of economic stimulus funding and produced high levels of cash liquidity within the banking industry. Our cash balances total $807.4 million as of September 30, 2021 and have increased $201.8 million from December 31, 2020 and $362.3 million from September 30, 2020. Future growth in our interest income will ultimately be dependent on our ability to deploy the excess cash liquidity into high-quality originated loans and other high-quality earning assets such as investment securities. Investment securities totaled $1.3 billion as of September 30, 2021 and increased $286.8 million, or 27.0%, compared to December 31, 2020. As of September 30, 2021, our loans outstanding totaled $4.4 billion, increasing $68.0 million, or 1.6%, compared to December 31, 2020. Non-PPP loans increased $167.3 million, or 4.0%, compared to December 31, 2020. During the nine months ended September 30, 2021, our weighted average rate on new loans funded at the time of origination was 3.47%, compared to the weighted average yield of our originated loan portfolio of 3.99% (FTE). Our net interest income has been impacted by interest rate actions taken by the Federal Reserve in response to the COVID-19 pandemic, and our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions.

Continued regulation, impending new liquidity and capital constraints, and a continual need to bolster cybersecurity are adding costs and uncertainty to all U.S. banks and could affect profitability. Also, nontraditional participants in the market may offer increased competition as non-bank payment businesses, including fintechs, are expanding into traditional banking products. While certain external factors are out of our control and may provide obstacles to our business strategy, we are prepared to deal with these challenges and expand our offerings in digital technology, including by partnering with and investing in fintechs where appropriate. We seek to remain flexible, yet methodical and proactive, in our strategic decision making so that we can quickly respond to market changes and the inherent challenges and opportunities that accompany such changes.

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

Key Ratios(1)

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2021	2020	2020	2021	2020
Return on average assets	1.11%	1.63%	1.71%	1.36%	1.32%
Return on average tangible assets(2)	1.14%	1.67%	1.76%	1.39%	1.36%
Return on average equity	9.15%	13.27%	14.00%	11.20%	10.53%
Return on average tangible common equity(2)	10.65%	15.55%	16.49%	13.04%	12.47%
Loan to deposit ratio (end of period)	72.08%	76.70%	81.12%	72.08%	81.12%
Non-interest bearing deposits to total deposits (end of period)	39.89%	37.19%	27.31%	39.89%	27.31%
Net interest margin(3)	2.85%	3.16%	3.13%	2.84%	3.39%
Net interest margin FTE(2)(3)(4)	2.93%	3.24%	3.21%	2.92%	3.48%
Interest rate spread FTE(4)(5)	2.78%	3.05%	3.04%	2.75%	3.27%
Yield on earning assets(6)	3.04%	3.47%	3.50%	3.07%	3.87%
Yield on earning assets FTE(2)(4)(6)	3.12%	3.55%	3.59%	3.14%	3.96%
Cost of interest bearing liabilities	0.34%	0.50%	0.55%	0.39%	0.69%
Cost of deposits	0.21%	0.33%	0.40%	0.24%	0.49%
Non-interest income to total revenue FTE(4)	36.85%	40.11%	48.13%	38.11%	41.90%
Non-interest expense to average assets	2.86%	2.90%	3.39%	2.82%	3.39%
Efficiency ratio	67.05%	58.76%	60.30%	65.14%	62.42%
Efficiency ratio FTE(2)(4)	65.91%	57.87%	59.47%	64.04%	61.48%

Total Loans Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.29%	0.47%	0.41%	0.29%	0.41%
Non-performing loans to total loans excluding PPP loans	0.30%	0.49%	0.45%	0.30%	0.45%
Non-performing assets to total loans and OREO	0.39%	0.58%	0.51%	0.39%	0.51%
Non-performing assets to total loans and OREO excluding PPP loans	0.39%	0.60%	0.56%	0.39%	0.56%
Allowance for credit losses to total loans	1.11%	1.37%	1.34%	1.11%	1.34%
Allowance for credit losses to total loans excluding PPP loans	1.13%	1.43%	1.45%	1.13%	1.45%
Allowance for credit losses to non-performing loans	382.59%	293.21%	322.95%	382.59%	322.95%
Net charge-offs to average loans	0.02%	0.11%	0.04%	0.03%	0.04%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(4)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,315, $1,260 and $1,275 for the three months ended September 30, 2021, December 31, 2020 and September 30, 2020, respectively. The taxable equivalent adjustments included above are $3,862 and $3,843 for the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	September 30,	December 31,	September 30,
	2021	2020	2020
Total shareholders’ equity	$844,716	$820,691	$799,357
Less: goodwill and core deposit intangible assets, net	(121,688)	(122,575)	(122,871)
Add: deferred tax liability related to goodwill	9,841	9,155	8,927
Tangible common equity (non-GAAP)	$732,869	$707,271	$685,413

Total assets	$7,100,991	$6,659,950	$6,600,676
Less: goodwill and core deposit intangible assets, net	(121,688)	(122,575)	(122,871)
Add: deferred tax liability related to goodwill	9,841	9,155	8,927
Tangible assets (non-GAAP)	$6,989,144	$6,546,530	$6,486,732

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.90%	12.32%	12.11%
Less: impact of goodwill and core deposit intangible assets, net	(1.41)%	(1.52)%	(1.54)%
Tangible common equity to tangible assets (non-GAAP)	10.49%	10.80%	10.57%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$732,869	$707,271	$685,413
Divided by: ending shares outstanding	30,288,131	30,634,291	30,594,412
Tangible common book value per share (non-GAAP)	$24.20	$23.09	$22.40

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$732,869	$707,271	$685,413
Accumulated other comprehensive loss (income), net of tax	1,397	(9,766)	(11,080)
Tangible common book value, excluding accumulated other comprehensive loss (income), net of tax (non-GAAP)	734,266	697,505	674,333
Divided by: ending shares outstanding	30,288,131	30,634,291	30,594,412
Tangible common book value per share, excluding accumulated other comprehensive loss (income), net of tax (non-GAAP)	$24.24	$22.77	$22.04

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2021	2020	2020	2021	2020
Net income	$19,825	$27,169	$27,893	$70,837	$61,422
Add: impact of core deposit intangible amortization expense, after tax	227	228	226	682	680
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$20,052	$27,397	$28,119	$71,519	$62,102

Average assets	$7,116,141	$6,635,490	$6,483,016	$6,977,494	$6,222,442
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(112,026)	(113,594)	(114,122)	(112,320)	(114,406)
Average tangible assets (non-GAAP)	$7,004,115	$6,521,896	$6,368,894	$6,865,174	$6,108,036

Average shareholders' equity	$859,245	$814,483	$792,358	$845,776	$779,491
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(112,026)	(113,594)	(114,122)	(112,320)	(114,406)
Average tangible common equity (non-GAAP)	$747,219	$700,889	$678,236	$733,456	$665,085

Return on average assets	1.11%	1.63%	1.71%	1.36%	1.32%
Return on average tangible assets (non-GAAP)	1.14%	1.67%	1.76%	1.39%	1.36%
Return on average equity	9.15%	13.27%	14.00%	11.20%	10.53%
Return on average tangible common equity (non-GAAP)	10.65%	15.55%	16.49%	13.04%	12.47%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2021	2020	2020	2021	2020
Interest income	$50,801	$53,288	$52,302	$148,464	$164,714
Add: impact of taxable equivalent adjustment	1,315	1,260	1,275	3,862	3,843
Interest income FTE (non-GAAP)	$52,116	$54,548	$53,577	$152,326	$168,557

Net interest income	$47,569	$48,556	$46,715	$137,658	$144,390
Add: impact of taxable equivalent adjustment	1,315	1,260	1,275	3,862	3,843
Net interest income FTE (non-GAAP)	$48,884	$49,816	$47,990	$141,520	$148,233

Average earning assets	$6,624,047	$6,108,513	$5,944,790	$6,475,934	$5,690,884
Yield on earning assets	3.04%	3.47%	3.50%	3.07%	3.87%
Yield on earning assets FTE (non-GAAP)	3.12%	3.55%	3.59%	3.14%	3.96%
Net interest margin	2.85%	3.16%	3.13%	2.84%	3.39%
Net interest margin FTE (non-GAAP)	2.93%	3.24%	3.21%	2.92%	3.48%

Efficiency Ratio

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2021	2020	2020	2021	2020
Net interest income	$47,569	$48,556	$46,715	$137,658	$144,390
Add: impact of taxable equivalent adjustment	1,315	1,260	1,275	3,862	3,843
Net interest income, FTE (non-GAAP)	$48,884	$49,816	$47,990	$141,520	$148,233

Non-interest income	$28,522	$33,357	$44,532	$87,149	$106,901

Non-interest expense	$51,314	$48,425	$55,321	$147,325	$157,752
Less: core deposit intangible asset amortization	(295)	(296)	(295)	(887)	(887)
Non-interest expense, adjusted for core deposit intangible asset amortization	$51,019	$48,129	$55,026	$146,438	$156,865

Efficiency ratio	67.05%	58.76%	60.30%	65.14%	62.42%
Efficiency ratio FTE (non-GAAP)	65.91%	57.87%	59.47%	64.04%	61.48%

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

Future Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 was effective upon issuance and can be adopted during any interim period through December 31, 2022. It provides optional expedients and guidance for applying generally accepted accounting principles to contract modifications and hedging relationships, if certain criteria are met, that reference the London Inter-Bank Offered Rate (“LIBOR”) or any other reference rate that is expected to be discontinued. Beginning January 1, 2022, the Company will no longer underwrite loans using LIBOR as a reference rate. The Company continues to evaluate the impact from ASU 2020-04, and any related updates, and does not expect the adoption of ASU 2020-04 to have a material impact on its financial statements.

Financial Condition

Total assets were $7.1 billion at September 30, 2021, compared to $6.7 billion at December 31, 2020, an increase of $441.0 million, or 6.6%. Cash and cash equivalents increased $201.8 million, or 33.3%, from December 31, 2020, and investment securities increased $286.8 million, or 27.0%. Total loans as of September 30, 2021 increased $68.0 million, or 1.6%, with non-PPP loans increasing $167.3 million, or 4.0%, compared to December 31, 2020. The allowance for credit losses decreased $10.6 million to $49.2 million at September 30, 2021, compared to December 31, 2020.

During the nine months ended September 30, 2021, lower cost demand, savings, and money market deposits ("transaction deposits") increased $567.7 million, or 16.2% annualized, compared to December 31, 2020, as we received cash inflows from economic stimulus and continued developing full banking relationships with our clients. Our clients used their core operating accounts for PPP funds and economic stimulus checks, which aided the strong deposit growth. In addition to providing excess cash liquidity, the increase in transaction deposits provided low-cost funding utilized to fund PPP loans.

Investment securities

Available-for-sale

Total investment securities available-for-sale decreased 0.6% during the nine months ended September 30, 2021 to $0.7 billion. Purchases of available-for-sale securities during the nine months ended September 30, 2021 and 2020 totaled $196.3 million and $114.7 million, respectively. Paydowns and maturities totaled $185.0 million and $191.8 million during the nine months ended September 30, 2021 and 2020, respectively.

Our available-for-sale investment securities portfolio is summarized as follows as of the dates indicated:

	September 30, 2021				December 31, 2020
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$244,912	$242,302	36.8%	1.33%	$193,424	$196,334	29.6%	1.36%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	412,793	412,555	62.7%	1.49%	454,345	462,779	69.9%	1.45%
Municipal securities	362	370	0.1%	3.44%	362	375	0.1%	3.46%
Corporate debt	2,000	2,137	0.3%	5.80%	2,000	1,998	0.3%	5.83%
Other securities	469	469	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$660,536	$657,833	100.0%	1.45%	$650,600	$661,955	100.0%	1.44%

As of September 30, 2021 and December 31, 2020, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 3.6 years and 2.7 years at September 30, 2021 and December 31, 2020, respectively. This estimate is based on assumptions and actual results may differ. At September 30, 2021 and December 31, 2020, the duration of the total available-for-sale investment portfolio was 3.4 years and 2.6 years, respectively.

At September 30, 2021 and December 31, 2020, adjustable rate securities comprised 1.9% and 2.3%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 1.72% per annum and 2.00% per annum at September 30, 2021 and December 31, 2020, respectively.

The available-for-sale investment portfolio included $9.1 million of unrealized losses and $6.4 million of unrealized gains and $11.7 million of unrealized gains and $0.4 million of unrealized losses at September 30, 2021 and December 31, 2020, respectively. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

 Held-to-maturity

Held-to-maturity investment securities increased 70.6% during the nine months ended September 30, 2021 to $0.6 billion. Purchases during the nine months ended September 30, 2021 and 2020 totaled $377.7 million and $196.7 million, respectively. Paydowns and maturities totaled $109.0 million and $58.1 million during the nine months ended September 30, 2021 and 2020, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2021				December 31, 2020
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$315,257	$313,626	49.1%	1.52%	$306,187	$310,930	81.3%	1.39%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	327,379	326,715	50.9%	1.21%	70,428	70,761	18.7%	0.41%
Total investment securities held-to-maturity	$642,636	$640,341	100.0%	1.36%	$376,615	$381,691	100.0%	1.21%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $3.7 million and $5.3 million of unrealized gains and $6.0 million and $0.3 million of unrealized losses at September 30, 2021 and December 31, 2020, respectively.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of September 30, 2021 and December 31, 2020 was 3.5 years and 2.4 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 3.3 years and 2.4 years as of September 30, 2021 and December 31, 2020, respectively.

Non-marketable securities

During the third quarter of 2021, the Company updated its asset classifications to include other investments within non-marketable securities that were either purchased during the quarter or previously classified in other assets in the statements of financial condition.

Non-marketable securities totaled $47.0 million and $22.1 million at September 30, 2021 and December 31, 2020, respectively, and included FRB stock, FHLB stock and other non-marketable securities. At September 30, 2021, other non-marketable securities totaled $32.4 million and consisted of equity method investments and convertible preferred stock without readily determinable fair values. During the nine months ended September 30, 2021 and 2020, purchases of non-marketable securities totaled $25.8 million and $2.4 million, respectively. Included in these purchases were investments in two fintech firms, Finstro Global Holdings Inc. of $20.0 million and Figure Technologies of $2.0 million. The Company is working with Finstro Global Holdings Inc. and Figure Technologies to build a comprehensive digital financial ecosystem serving small and medium-sized businesses with a goal to provide access to a full range of banking services and block chain payment alternatives. At December 31, 2020, the Company held $5.6 million of other non-marketable securities.

At September 30, 2021, the Company held $13.9 million of FRB stock and $0.7 million of FHLB stock for regulatory or debt facility purposes. At December 31, 2020, the Company held $13.9 million of FRB stock and $2.6 million of FHLB stock. These are restricted securities which, lacking a market, are carried at cost. The Company is not aware of any events or changes in circumstances that may have an adverse effect on the investments carried at cost.

Loans overview

At September 30, 2021, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date.

The table below shows the loan portfolio composition at the respective dates:

			September 30, 2021 vs.
			December 31, 2020
	September 30, 2021	December 31, 2020	% Change
Originated:
Commercial:
Commercial and industrial	$1,352,481	$1,248,530	8.3%
Municipal and non-profit	878,988	870,410	1.0%
Owner-occupied commercial real estate	504,415	464,417	8.6%
Food and agribusiness	195,766	205,189	(4.6)%
PPP loans(1)	76,794	176,106	(56.4)%
Total commercial	3,008,444	2,964,652	1.5%
Commercial real estate non-owner occupied	605,143	542,642	11.5%
Residential real estate	608,158	581,555	4.6%
Consumer	17,735	18,581	(4.6)%
Total originated	4,239,480	4,107,430	3.2%

Acquired:
Commercial:
Commercial and industrial	17,521	22,102	(20.7)%
Municipal and non-profit	347	381	(8.9)%
Owner-occupied commercial real estate	37,335	51,821	(28.0)%
Food and agribusiness	3,653	5,108	(28.5)%
Total commercial	58,856	79,412	(25.9)%
Commercial real estate non-owner occupied	65,784	89,354	(26.4)%
Residential real estate	57,344	77,105	(25.6)%
Consumer	296	425	(30.4)%
Total acquired	182,280	246,296	(26.0)%
Total loans	$4,421,760	$4,353,726	1.6%

(1)	PPP loan balances are net of fees and costs and include principal totaling $79,242 and $179,531 as of September 30, 2021 and December 31, 2020, respectively.

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. Our loan portfolio increased $68.0 million, or 2.1% annualized, from December 31, 2020. Excluding PPP loans, total loans increased by $167.3 million, or 5.4% annualized. During the three months ended September 30, 2021, loan originations totaled a record $413.3 million, led by commercial loan originations of $301.7 million. Loan growth was broad based with all asset classes and geographies contributing to the increased balance. Originations during the nine months ended September 30, 2021 totaled $1.1 billion, including $121.1 million of PPP loan originations. PPP loans forgiven totaled $238.7 million during the nine months ended September 30, 2021.

Our commercial and industrial loan portfolio is comprised of diverse industry segments. At September 30, 2021, these segments included finance and financial services, primarily lender finance loans, of $177.1 million, hospital/medical loans of $283.5 million, manufacturing-related loans of $110.8 million, and a variety of smaller subcategories of commercial and industrial loans. Food and agribusiness loans, which are well-diversified across food production, crop and livestock types, totaled $199.4 million and were 25.7% of the Company’s risk based capital. Crop and livestock loans represent 0.9% of total loans.

Non-owner occupied CRE loans were 86.6% of the Company’s risk based capital, or 15.2% of total loans, and no specific property type comprised more than 5.0% of total loans. The Company maintains very little exposure to retail properties. Total exposure to retailers as well as non-owner occupied retail properties totaled 4.5% of total loans. Multi-family loans totaled $91.5 million, or 2.1% of total loans as of September 30, 2021.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled $1.3 billion over the past 12 months, led by commercial loan originations of $895.8 million, which included PPP loan originations of $121.1 million. Originations are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following table represents new loan originations for the periods presented:

	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter
	2021	2021	2021	2020	2020
Commercial:
Commercial and industrial	$196,289	$147,030	$23,390	$96,625	$11,354
Municipal and non-profit	43,516	25,131	7,999	25,348	6,083
Owner occupied commercial real estate	53,445	48,225	27,093	36,085	23,758
Food and agribusiness	8,442	26,956	(10,104)	19,191	13,876
PPP loans	—	—	121,141	—	122
Total commercial	301,692	247,342	169,519	177,249	55,193
Commercial real estate non-owner occupied	55,392	58,532	49,195	52,018	24,937
Residential real estate	54,442	53,962	74,145	41,355	49,786
Consumer	1,810	2,267	1,353	1,858	2,980
Total	$413,336	$362,103	$294,212	$272,480	$132,896

Included in originations are net fundings (paydowns) under revolving lines of credit of $29,154, $59,520, ($26,395), $50,982 and ($27,899) as of the third, second and first quarters of 2021 and the fourth and third quarters of 2020, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	September 30, 2021
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$122,946	$1,026,893	$220,163	$1,370,002
Municipal and non-profit	29,788	142,488	707,059	879,335
Owner occupied commercial real estate	59,248	139,614	342,888	541,750
Food and agribusiness	83,056	99,481	16,882	199,419
PPP loans	2,793	74,001	—	76,794
Total commercial	297,831	1,482,477	1,286,992	3,067,300
Commercial real estate non-owner occupied	165,976	360,774	144,177	670,927
Residential real estate	12,216	31,627	621,659	665,502
Consumer	4,861	10,200	2,970	18,031
Total loans	$480,884	$1,885,078	$2,055,798	$4,421,760

	December 31, 2020
	Due within	Due after 1 but	Due after
	1 year	within 5 years	5 years	Total
Commercial:
Commercial and industrial	$109,586	$927,881	$233,165	$1,270,632
Municipal and non-profit	42,222	164,994	663,575	870,791
Owner occupied commercial real estate	24,510	177,311	314,418	516,239
Food and agribusiness	80,691	105,815	23,791	210,297
PPP loans	—	176,106	—	176,106
Total commercial	257,009	1,552,107	1,234,949	3,044,065
Commercial real estate non-owner occupied	72,486	426,291	133,219	631,996
Residential real estate	18,569	36,747	603,343	658,659
Consumer	5,167	10,886	2,953	19,006
Total loans	$353,231	$2,026,031	$1,974,464	$4,353,726

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	September 30, 2021
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$383,256	4.34%	$863,801	3.38%	$1,247,057	3.68%
Municipal and non-profit(1)	824,760	3.50%	24,786	2.82%	849,546	3.48%
Owner occupied commercial real estate	288,103	4.55%	194,400	3.92%	482,503	4.48%
Food and agribusiness	44,593	5.17%	71,770	4.26%	116,363	4.61%
PPP loans	74,001	1.00%	—	—	74,001	1.00%
Total commercial	1,614,713	3.87%	1,154,757	3.52%	2,769,470	3.72%
Commercial real estate non-owner occupied	239,320	4.33%	265,631	3.40%	504,951	3.84%
Residential real estate	348,487	3.46%	304,799	4.03%	653,286	3.72%
Consumer	10,630	4.62%	2,540	3.55%	13,170	4.41%
Total loans with > 1 year maturity	$2,213,150	3.86%	$1,727,727	3.59%	$3,940,877	3.74%

	December 31, 2020
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$320,745	4.68%	$840,301	3.11%	$1,161,046	3.54%
Municipal and non-profit(1)	803,350	3.55%	25,219	2.83%	828,569	3.53%
Owner occupied commercial real estate	261,406	4.82%	230,323	3.88%	491,729	4.51%
Food and agribusiness	57,360	5.02%	72,246	3.67%	129,606	4.27%
PPP loans	176,106	1.00%	—	—	176,106	1.00%
Total commercial	1,618,967	3.79%	1,168,089	3.29%	2,787,056	3.58%
Commercial real estate non-owner occupied	253,879	4.65%	305,631	3.42%	559,510	3.98%
Residential real estate	298,759	3.60%	341,332	4.14%	640,091	3.89%
Consumer	11,384	4.92%	2,455	3.50%	13,839	4.66%
Total loans with > 1 year maturity	$2,182,989	3.86%	$1,817,507	3.47%	$4,000,496	3.68%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $350,277 and $387,105 that have been swapped to variable rates at current market pricing at September 30, 2021 and December 31, 2020, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $746,641 and $711,582 with an FTE weighted average rate of 4.02% and 4.03% at September 30, 2021 and December 31, 2020, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans, TDRs on non-accrual and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and nine months ended September 30, 2021 was $0.2 million and $0.7 million, respectively, and $0.3 million and $0.9 million during the three and nine months ended September 30, 2020, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	September 30, 2021	December 31, 2020
Non-accrual loans:
Non-accrual loans, excluding restructured loans	$8,489	$12,190
Restructured loans on non-accrual	4,359	8,197
Non-performing loans	12,848	20,387
OREO	4,325	4,730
Other repossessed assets	—	17
Total non-performing assets	$17,173	$25,134

Loans 30-89 days past due and still accruing interest	$1,302	$968
Loans 90 days or more past due and still accruing interest	495	162
Non-accrual loans	12,848	20,387
Total past due and non-accrual loans	$14,645	$21,517
Accruing restructured loans	$11,135	$13,945
Allowance for credit losses	49,155	59,777
Non-performing loans to total loans	0.29%	0.47%
Non-performing loans to total loans excluding PPP loans	0.30%	0.49%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.30%	0.47%
Total non-performing assets to total loans and OREO	0.39%	0.58%
Total non-performing assets to total loans and OREO, excluding PPP loans	0.39%	0.60%
ACL to non-performing loans	382.59%	293.21%

During the nine months ended September 30, 2021, total non-performing loans decreased $7.5 million, or 37.0%, from December 31, 2020.

Loans 30-89 days past due and still accruing interest were 0.03% and 0.02% of total loans at September 30, 2021 and December 31, 2020, respectively. Loans 90 days or more past due and still accruing interest were 0.01% of total loans at both September 30, 2021 and December 31, 2020.

The Company continues to monitor the operating status and trends of our clients to enable us to quickly detect credit deterioration and take action where needed. The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as TDRs under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments. The Company modified 14 loans totaling $4.8 million during the nine months ended September 30, 2021 and 483 loans totaling $499.5 million during the nine months ended September 30, 2020, due to the effects of the COVID-19 pandemic, that were not classified as TDRs. Modified loans that remained on a payment deferral plan at September 30, 2021 totaled $0.9 million. Of those loans, principal payment deferrals totaled $0.3 million and full payment deferrals totaled $0.6 million. At September 30, 2021, $45 thousand of loan modifications related to COVID-19 were a subsequent modification. All COVID-19 modified loans were classified as performing as of September 30, 2021. At December 31, 2020, modified loans that remained on a payment deferral plan totaled $173.6 million, or 4.0% of the total loan portfolio, of which 26.2% were a subsequent modification.

The following table sets forth COVID-19 loan modifications currently on a deferral plan as of the date presented:

	September 30, 2021
	Loans outstanding		Loans modified		Modification type
		Percentage of		Percentage of	3-month	4 to 6-month	7 to 12-month	3 to 6-month full	6 to 12-month full
	Balance	loan portfolio	Balance	loan segment	interest only	interest only	interest only	payment deferral	payment deferral
Commercial	$2,990,506	67.6%	$649	0.0%	$—	$—	$—	$—	$649
Commercial real estate non-owner occupied	670,927	15.2%	—	0.0%	—	—	—	—	—
Residential real estate	665,502	15.1%	251	0.0%	206	45	—	—	—
Consumer	18,031	0.4%	—	0.0%	—	—	—	—	—
Total excluding PPP loans	$4,344,966	98.3%	$900	0.0%	$206	$45	$—	$—	$649
PPP loans	76,794	1.7%	—	0.0%	—	—	—	—	—
Total loans	$4,421,760	100.0%	$900	0.0%	$206	$45	$—	$—	$649

	December 31, 2020
	Loans outstanding		Loans modified		Modification type
		Percentage of		Percentage of	3-month	4 to 6-month	7 to 12-month	3 to 6-month full	6 to 12-month full
	Balance	loan portfolio	Balance	loan segment	interest only	interest only	interest only	payment deferral	payment deferral
Commercial	$2,867,959	66.0%	$44,655	1.6%	$—	$—	$40,097	$649	$3,909
Commercial real estate non-owner occupied	631,996	14.5%	126,423	20.0%	—	—	126,423	—	—
Residential real estate	658,659	15.1%	2,495	0.4%	—	356	158	1,693	288
Consumer	19,006	0.4%	4	0.0%	4	—	—	—	—
Total excluding PPP loans	$4,177,620	96.0%	$173,577	4.2%	$4	$356	$166,678	$2,342	$4,197
PPP loans	176,106	4.0%	—	0.0%	—	—	—	—	—
Total loans	$4,353,726	100.0%	$173,577	4.0%	$4	$356	$166,678	$2,342	$4,197

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

Net charge-offs on loans during the three and nine months ended September 30, 2021 were $0.2 million and $1.1 million, respectively. The Company recorded a net zero provision for loan losses for the three months ended September 30, 2021, as the provision expense of $0.3 million for funded loans was fully offset by a provision release of $0.3 million for unfunded loan commitments. During the nine months ended September 30, 2021, the Company recorded total provision release of $9.4 million, which included a provision release of $9.6 million for funded loans and a provision expense of $0.2 million for unfunded loan commitments. Provision release was driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. Specific reserves on loans totaled $1.2 million at September 30, 2021.

Net charge-offs on loans during the three and nine months ended September 30, 2020 were $0.5 million and $1.5 million, respectively. The Company recorded total provision expense of $1.2 million for the three months ended September 30, 2020, which included a provision expense of $1.0 million for funded loans and a provision expense of $0.2 million for unfunded loan commitments. During the nine months ended September 30, 2020, the Company recorded total provision expense of $17.6 million, which included a provision expense of $17.5 million for funded loans and a provision expense of $0.1 million for unfunded loan commitments. Provision expense was recorded to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to support non-PPP originated loan growth. Specific reserves on loans totaled $1.1 million at September 30, 2020.

The Company has elected to exclude AIR from the ACL calculation. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income. As of September 30, 2021 and December 31, 2020, AIR from loans totaled $17.6 million and $16.7 million, respectively.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $49.2 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at September 30, 2021. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	September 30, 2021	September 30, 2020
	Total loans	Total loans
Beginning allowance for credit losses	$49,030	$60,465
Charge-offs:
Commercial	(172)	(499)
Commercial real estate non owner-occupied	—	—
Residential real estate	(4)	(16)
Consumer	(146)	(104)
Total charge-offs	(322)	(619)
Recoveries	101	133
Net charge-offs	(221)	(486)
Provision expense for loan losses	346	1,000
Ending allowance for credit losses	$49,155	$60,979
Ratio of annualized net charge-offs to average total loans during the period	0.02%	0.04%
Average total loans outstanding during the period	$4,352,557	$4,677,630
Average total loans outstanding excluding, PPP loans during the period	4,245,524	4,329,458

	As of and for the nine months ended
	September 30, 2021	September 30, 2020
	Total loans	Total loans
Beginning balance	$59,777	$39,064
Cumulative effect adjustment(1)	—	5,836
Charge-offs:
Commercial	(1,112)	(1,411)
Commercial real estate non-owner occupied	—	—
Residential real estate	(26)	(56)
Consumer	(410)	(502)
Total charge-offs	(1,548)	(1,969)
Recoveries	480	515
Net charge-offs	(1,068)	(1,454)
Provision (release) expense for loan losses	(9,554)	17,533
Ending allowance for credit losses	$49,155	$60,979
Ratio of annualized net charge-offs to average total loans during the period	0.03%	0.04%
Ratio of ACL to total loans outstanding at period end	1.11%	1.34%
Ratio of ACL to total loans outstanding, excluding PPP loans at period end	1.13%	1.45%
Ratio of ACL to total non-performing loans at period end	382.59%	322.95%
Total loans	$4,421,760	$4,556,121
Average total loans outstanding during the period	4,314,330	4,628,319
Average total loans outstanding, excluding PPP loans during the period	4,152,735	4,417,606
Non-performing loans	12,848	18,882

(1)	Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	September 30, 2021
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,990,506	67.6%	$29,653	60.3%
PPP loans(1)	76,794	1.7%	—	0.0%
Commercial real estate non-owner occupied	670,927	15.2%	10,799	22.0%
Residential real estate	665,502	15.1%	8,374	17.0%
Consumer	18,031	0.4%	329	0.7%
Total	$4,421,760	100.0%	$49,155	100.0%

(1)	PPP loans are fully guaranteed by the SBA.

	December 31, 2020
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,867,959	66.0%	$30,376	50.8%
PPP loans(1)	176,106	4.0%	—	0.0%
Commercial real estate non-owner occupied	631,996	14.5%	17,448	29.2%
Residential real estate	658,659	15.1%	11,492	19.2%
Consumer	19,006	0.4%	461	0.8%
Total	$4,353,726	100.0%	$59,777	100.0%

(1)	PPP loans are fully guaranteed by the SBA.

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at September 30, 2021 and December 31, 2020:

					Increase (decrease)
	September 30, 2021		December 31, 2020		Amount	% Change
Non-interest bearing demand deposits	$2,447,099	39.9%	$2,111,045	37.1%	$336,054	15.9%
Interest bearing demand deposits	546,597	8.9%	514,286	9.1%	32,311	6.3%
Savings accounts	731,638	11.9%	646,829	11.4%	84,809	13.1%
Money market accounts	1,532,445	25.0%	1,417,940	25.0%	114,505	8.1%
Total transaction deposits	5,257,779	85.7%	4,690,100	82.6%	567,679	12.1%
Time deposits < $250,000	733,064	12.0%	820,229	14.5%	(87,165)	(10.6)%
Time deposits > $250,000	143,777	2.3%	165,903	2.9%	(22,126)	(13.3)%
Total time deposits	876,841	14.3%	986,132	17.4%	(109,291)	(11.1)%
Total deposits	$6,134,620	100.0%	$5,676,232	100.0%	$458,388	8.1%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $250,000 as of September 30, 2021:

September 30, 2021
Three months or less	$32,647
Over 3 months through 6 months	25,217
Over 6 months through 12 months	30,623
Thereafter	55,290
Total time deposits > $250,000	$143,777

At September 30, 2021 and December 31, 2020, time deposits that were scheduled to mature within 12 months totaled $592.6 million and $659.5 million, respectively. Of the time deposits scheduled to mature within 12 months at September 30, 2021, $88.5 million were in denominations of $250,000 or more, and $504.1 million were in denominations less than $250,000.

Other borrowings

As of September 30, 2021 and December 31, 2020, the Bank sold securities under agreements to repurchase totaling $21.4 million and $22.9 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $0.9 billion at September 30, 2021. The Bank may utilize its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At September 30, 2021 and December 31, 2020, the Bank had no outstanding borrowings from the FHLB. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at September 30, 2021 or December 31, 2020. Loans pledged were $1.3 billion and $1.2 billion at September 30, 2021 and December 31, 2020, respectively. There was no interest expense related to FHLB advances and other short-term borrowings for the three and nine months ended September 30, 2021, compared to $0.1 million and $1.3 million during the three and nine months ended September 30, 2020, respectively.

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

Overview of results of operations

We recorded net income of $19.8 million and $70.8 million, or $0.64 and $2.27 per diluted share, during the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2021, the return on average tangible assets increased three basis points to 1.39%, and the return on average tangible common equity increased 57 basis points to 13.04%, compared to the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2020, we recorded net income of $27.9 million and $61.4 million, or $0.90 and $1.97 per diluted share, respectively. During the nine months ended September 30, 2020, the return on average tangible assets decreased nine basis points to 1.36%, and the return on average tangible common equity decreased 96 basis points to 12.47%, compared to the nine months ended September 30, 2019.

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

The table below presents the components of net interest income on a FTE basis for the three months ended September 30, 2021 and 2020. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

	For the three months ended			For the three months ended
	September 30, 2021			September 30, 2020
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,137,001	$41,865	4.01%	$4,343,335	$40,973	3.75%
Acquired loans	187,419	3,796	8.04%	284,653	6,593	9.21%
Loans held for sale	157,381	1,166	2.94%	230,390	1,683	2.91%
Investment securities available-for-sale	656,757	2,572	1.57%	559,330	2,784	1.99%
Investment securities held-to-maturity	671,053	2,178	1.30%	242,511	1,253	2.07%
Other securities	14,657	210	5.73%	29,640	221	2.98%
Interest earning deposits and securities purchased under agreements to resell	799,779	329	0.16%	254,931	70	0.11%
Total interest earning assets FTE(2)	$6,624,047	$52,116	3.12%	$5,944,790	$53,577	3.59%
Cash and due from banks	$77,498			$73,274
Other assets	463,553			525,324
Allowance for credit losses	(48,957)			(60,372)
Total assets	$7,116,141			$6,483,016
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,803,071	$1,516	0.21%	$2,957,604	$1,990	0.27%
Time deposits	903,935	1,711	0.75%	1,038,983	3,501	1.34%
Securities sold under agreements to repurchase	19,681	5	0.10%	22,667	10	0.18%
Federal Home Loan Bank advances	—	—	0.00%	1,141	86	29.99%
Total interest bearing liabilities	$3,726,687	$3,232	0.34%	$4,020,395	$5,587	0.55%
Demand deposits	$2,422,976			$1,515,058
Other liabilities	107,233			155,205
Total liabilities	6,256,896			5,690,658
Shareholders' equity	859,245			792,358
Total liabilities and shareholders' equity	$7,116,141			$6,483,016
Net interest income FTE(2)		$48,884			$47,990
Interest rate spread FTE(2)			2.78%			3.04%
Net interest earning assets	$2,897,360			$1,924,395
Net interest margin FTE(2)			2.93%			3.21%
Average transaction deposits	$5,226,047			$4,472,662
Average total deposits	6,129,982			5,511,645
Ratio of average interest earning assets to average interest bearing liabilities	177.75%			147.87%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,315 and $1,275 for the three months ended September 30, 2021 and 2020, respectively.

(3)	Loan fees included in interest income totaled $4,514 and $3,703 for the three months ended September 30, 2021 and 2020, respectively.

Net interest income totaled $47.6 million and $46.7 million during the three months ended September 30, 2021 and 2020, respectively. Net interest income on an FTE basis totaled $48.9 million and $48.0 million during the three months ended September 30, 2021 and 2020, respectively. The yield on earning assets decreased 47 basis points, driven by the remix of assets into lower-yielding cash balances and interest rate actions taken by the Federal Reserve during 2020. During the three months ended September 30, 2021, the cost of funds decreased 19 basis points, compared to the three months ended September 30, 2020.

Average loans comprised $4.3 billion, or 65.3%, of total average interest earning assets during the three months ended September 30, 2021, compared to $4.6 billion, or 77.8%, during the three months ended September 30, 2020. The decrease in average loan balances was primarily driven by our careful approach to extending new credit, a focus on managing credit risk and yield and a decrease in PPP loan balances. Average PPP loans for the three months ended September 30, 2021 decreased $241.1 million, or 69.3%, to $107.0 million, compared to the three months ended September 30, 2020.

Average investment securities comprised 20.0% and 13.5% of total interest earning assets during the three months ended September 30, 2021 and 2020, respectively. The increase in the investment portfolio was driven by strategic decisions to deploy a portion of the excess liquidity into investment securities.

Average balances of interest bearing liabilities decreased $293.7 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Average non-interest bearing demand deposits increased $907.9 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Average interest bearing demand, savings and money market deposits decreased $154.5 million. Average time deposits decreased $135.0 million between the two periods, and average securities sold under agreements to repurchase decreased $3.0 million. During the three months ended September 30, 2021, average FHLB advances decreased $1.1 million, compared to the three months ended September 30, 2020. The cost of deposits decreased 19 basis points to 0.21% during the three months ended September 30, 2021, compared to 0.40% during the three months ended September 30, 2020.

The table below presents the components of net interest income on an FTE basis for the nine months ended September 30, 2021 and 2020:

	For the nine months ended			For the nine months ended
	September 30, 2021			September 30, 2020
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,073,529	$121,461	3.99%	$4,273,332	$128,392	4.01%
Acquired loans	212,151	12,847	8.10%	313,555	22,194	9.45%
Loans held for sale	182,385	3,896	2.86%	163,980	3,929	3.20%
Investment securities available-for-sale	660,399	7,454	1.50%	597,654	9,229	2.06%
Investment securities held-to-maturity	555,818	5,317	1.28%	207,107	3,689	2.37%
Other securities	15,180	629	5.52%	29,826	945	4.22%
Interest earning deposits and securities purchased under agreements to resell	776,472	722	0.12%	105,430	179	0.23%
Total interest earning assets FTE(2)	$6,475,934	$152,326	3.14%	$5,690,884	$168,557	3.96%
Cash and due from banks	$78,953			$74,694
Other assets	476,856			510,941
Allowance for credit losses	(54,249)			(54,077)
Total assets	$6,977,494			$6,222,442
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,746,657	$4,740	0.23%	$2,725,572	$6,829	0.33%
Time deposits	936,088	6,050	0.86%	1,048,116	12,075	1.54%
Securities sold under agreements to repurchase	20,310	16	0.11%	30,322	125	0.55%
Federal Home Loan Bank advances	—	—	0.00%	127,456	1,295	1.36%
Total interest bearing liabilities	$3,703,055	$10,806	0.39%	$3,931,466	$20,324	0.69%
Demand deposits	$2,320,160			$1,363,556
Other liabilities	108,503			147,929
Total liabilities	6,131,718			5,442,951
Stockholders' equity	845,776			779,491
Total liabilities and shareholders’ equity	$6,977,494			$6,222,442
Net interest income FTE(2)		$141,520			$148,233
Interest rate spread FTE(2)			2.75%			3.27%
Net interest earning assets	$2,772,879			$1,759,418
Net interest margin FTE(2)			2.92%			3.48%
Average transaction deposits	$5,066,817			$4,089,128
Average total deposits	6,002,905			5,137,244
Ratio of average interest earning assets to average interest bearing liabilities	174.88%			144.75%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $3,862 and $3,843 for the nine months ended September 30, 2021 and 2020, respectively.

(3)	Loan fees included in interest income totaled $13,753 and $8,137 for the nine months ended September 30, 2021 and 2020, respectively.

Net interest income totaled $137.7 million and $144.4 million during the nine months ended September 30, 2021 and 2020, respectively. Net interest income on an FTE basis totaled $141.5 million and $148.2 million during the nine months ended September 30, 2021 and 2020, respectively. The yield on earnings assets decreased 82 basis points, led by the remix of assets into lower-yielding cash balances and a decrease in the originated portfolio yields due to interest rate actions taken by the Federal Reserve during 2020. During the nine months ended September 30, 2021, the cost of funds decreased 27 basis points, compared to the nine months ended September 30, 2020.

Average loans comprised $4.3 billion, or 66.2%, of total average interest earning assets during the nine months ended September 30, 2021, compared to $4.6 billion, or 80.6%, of total average interest earning assets during the nine months ended September 30, 2020. The $301.2 million decrease in average loan balances was primarily driven by the Company’s careful approach to extending new credit and focus on managing credit risk and yield during 2020. Year-to-date loan originations through September 30, 2021 totaled $1.1 billion, including $121.1 million of PPP loan originations.

Average investment securities comprised 18.8% and 14.1% of total interest earning assets during the nine months ended September 30, 2021 and 2020, respectively. The increase in the investment portfolio was driven by strategic decisions to deploy a portion of excess liquidity into investment securities.

Average balances of interest bearing liabilities decreased $228.4 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decrease was driven by strong non-interest bearing deposit inflows, which were utilized, in part, to pay off our outstanding FHLB advances in 2020. Average FHLB advances decreased $127.5 million, and average time deposits decreased $112.0 million between the two periods. Those decreases were partially offset by an increase in average interest-bearing transaction deposits of $21.1 million. The cost of deposits decreased 25 basis points to 0.24% during the nine months ended September 30, 2021, compared to 0.49% during the nine months ended September 30, 2020.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	compared to			compared to
	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$(2,088)	$2,980	$892	$(5,958)	$(973)	$(6,931)
Acquired loans	(1,969)	(828)	(2,797)	(6,141)	(3,206)	(9,347)
Loans held for sale	(541)	24	(517)	393	(426)	(33)
Investment securities available-for-sale	382	(594)	(212)	708	(2,483)	(1,775)
Investment securities held-to-maturity	1,391	(466)	925	3,336	(1,708)	1,628
Other securities	(215)	204	(11)	(607)	291	(316)
Interest earning deposits and securities purchased under agreements to resell	224	35	259	624	(81)	543
Total interest income	$(2,816)	$1,355	$(1,461)	$(7,645)	$(8,586)	$(16,231)
Interest expense:
Interest bearing demand, savings and money market deposits	$(84)	$(390)	$(474)	$36	$(2,125)	$(2,089)
Time deposits	(256)	(1,534)	(1,790)	(724)	(5,301)	(6,025)
Securities sold under agreements to repurchase	(1)	(4)	(5)	(8)	(101)	(109)
Federal Home Loan Bank advances	—	(86)	(86)	—	(1,295)	(1,295)
Total interest expense	(341)	(2,014)	(2,355)	(696)	(8,822)	(9,518)
Net change in net interest income	$(2,475)	$3,369	$894	$(6,949)	$236	$(6,713)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,315 and $1,275 for the three months ended September 30, 2021 and 2020, respectively. The taxable equivalent adjustments included above are $3,862 and $3,843 for the nine months ended September 30, 2021 and 2020, respectively.

(3)

Loan fees included in interest income totaled $4,514 and $3,703 for the three months ended September 30, 2021 and 2020, respectively. Loan fees included in interest income totaled $13,753 and $8,137 for the nine months ended September 30, 2021 and 2020, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,422,976	0.00%	$1,515,058	0.00%	$2,320,160	0.00%	$1,363,556	0.00%
Interest bearing demand	544,056	0.19%	961,468	0.21%	548,906	0.21%	875,871	0.24%
Money market accounts	1,535,361	0.25%	1,390,747	0.34%	1,491,591	0.27%	1,271,499	0.44%
Savings accounts	723,654	0.15%	605,389	0.18%	706,160	0.16%	578,202	0.24%
Time deposits	903,935	0.75%	1,038,983	1.34%	936,088	0.86%	1,048,116	1.54%
Total average deposits	$6,129,982	0.21%	$5,511,645	0.40%	$6,002,905	0.24%	$5,137,244	0.49%

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

The Company recorded $0.3 million of provision expense for funded loans and $0.3 million of provision release for unfunded loan commitment reserves, during the three months ended September 30, 2021, as the impact of net loan growth was offset by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. During the three months ended September 30, 2020, provision for loan loss expense of $1.2 million, including a $0.2 million provision expense for unfunded loan commitment reserves, was recorded under the CECL model to provide coverage for the impact of deterioration in the macro-economic environment as a result of COVID-19.

The Company recorded total provision release of $9.4 million for the nine months ended September 30, 2021, which included a provision release of $9.6 million for funded loans and a provision expense of $0.2 million for unfunded loan commitments, driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. During the nine months ended September 30, 2020, the Company recorded total provision expense of $17.6 million, which included a provision expense of $17.5 million for funded loans and a provision expense of $0.1 million for unfunded loan commitments, to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to support non-PPP originated loan growth.

The allowance for credit losses totaled 1.11% of total loans at September 30, 2021, compared to the allowance for credit losses of 1.34% at September 30, 2020. Excluding PPP loans, the allowance for credit losses totaled 1.13% and 1.45% of total loans at September 30, 2021 and 2020, respectively.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2021	2020	2021	2020	Amount	% Change	Amount	% Change
Service charges	$3,947	$3,742	$10,989	$10,962	$205	5.5%	$27	0.2%
Bank card fees	4,530	4,039	13,217	11,206	491	12.2%	2,011	17.9%
Mortgage banking income	16,615	34,943	52,973	79,246	(18,328)	(52.5)%	(26,273)	(33.2)%
Bank-owned life insurance income	558	597	1,659	1,776	(39)	(6.5)%	(117)	(6.6)%
Other non-interest income	2,872	1,136	8,276	3,608	1,736	152.8%	4,668	129.4%
OREO-related income	—	75	35	103	(75)	(100.0)%	(68)	(66.0)%
Total non-interest income	$28,522	$44,532	$87,149	$106,901	$(16,010)	(36.0)%	$(19,752)	(18.5)%

Non-interest income totaled $28.5 million and $87.1 million for the three and nine months ended September 30, 2021, respectively, compared to $44.5 million and $106.9 million for the three and nine months ended September 30, 2020, respectively. The decrease in mortgage banking income during both periods was driven by slower refinance activity in 2021 and competition driving tighter gain on sale margins. The decrease in mortgage banking income was partially offset by a $1.3 million gain from the sale of mortgage servicing rights during the third quarter of 2021. Service charges and bank card fees increased a combined $0.7 million and $2.0 million during the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, due to changes in consumer behavior. Included in other non-interest income was $0.8 million of deposit premium gain from the sale of one banking center during the third quarter of 2021. Additionally, other non-interest income included $0.4 million and $3.5 million of gains from fixed assets sales from the banking center consolidations during the three and nine months ended September 30, 2021, respectively.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2021	2020	2021	2020	Amount	% Change	Amount	% Change
Salaries and benefits	$32,556	$38,614	$97,518	$108,251	$(6,058)	(15.7)%	$(10,733)	(9.9)%
Occupancy and equipment	6,469	6,878	19,150	20,854	(409)	(5.9)%	(1,704)	(8.2)%
Telecommunications and data processing	2,282	2,270	6,934	6,790	12	0.5%	144	2.1%
Marketing and business development	582	696	1,604	1,992	(114)	(16.4)%	(388)	(19.5)%
FDIC deposit insurance	475	409	1,375	744	66	16.1%	631	84.8%
Bank card expenses	1,457	1,275	3,931	3,334	182	14.3%	597	17.9%
Professional fees	3,251	714	4,642	2,082	2,537	355.3%	2,560	123.0%
Other non-interest expense	2,828	2,793	7,652	8,362	35	1.3%	(710)	(8.5)%
Problem asset workout	1,119	1,064	1,851	2,341	55	5.2%	(490)	(20.9)%
(Gain) loss on OREO sales, net	—	(119)	192	(25)	119	100.0%	217	868.0%
Core deposit intangible asset amortization	295	295	887	887	—	—	—	—
Banking center consolidation-related expense	—	432	1,589	2,140	(432)	(100.0)%	(551)	(25.7)%
Total non-interest expense	$51,314	$55,321	$147,325	$157,752	$(4,007)	(7.2)%	$(10,427)	(6.6)%

During the three and nine months ended September 30, 2021, non-interest expense decreased $4.0 million, or 7.2%, and $10.4 million, or 6.6%, respectively, compared to the three and nine months ended September 30, 2020. Salaries and benefits decreased during both periods primarily due to lower mortgage-related compensation. Occupancy and equipment decreased $0.4 million and $1.7 million, during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, largely due to efficiencies gained from the completion of the previously announced banking center consolidations. Problem asset workout expense included a write-down during the third quarter of 2021 of one previously acquired OREO property totaling $0.8 million. Included in professional fees for the three and nine months ended September 30, 2020, were $2.4 million and $2.5 million, respectively, of transaction-related expenses for the investments in Finstro Global Holdings Inc. and Figure Technologies.

Income taxes

Income tax expense totaled $5.0 million and $16.1 million for the three and nine months ended September 30, 2021, respectively. Income tax expense for the three and nine months ended September 30, 2020 was $6.8 million and $14.5 million, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 20.0% and 18.5%, respectively, compared to 19.7% and 19.1% for the same periods in the prior year. Income tax expense included $0.4 million of benefit and $0.1 million of expense from stock compensation activity during the nine months ended September 30, 2021 and 2020, respectively. Adjusting for stock compensation activity, the effective tax rate for the nine months ended September 30, 2021 and 2020 was consistent at 18.9%. The effective tax rate is lower than the federal statutory rate primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

Additional information regarding income taxes can be found in note 19 of our audited consolidated financial statements in our 2020 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Cash and due from banks	$806,870	$605,065
Interest bearing bank deposits	500	500
Unencumbered investment securities, at fair value	758,992	513,945
Total	$1,566,362	$1,119,510

Total on-balance sheet liquidity increased $446.9 million at September 30, 2021, compared to December 31, 2020. The increase was due to $245.1 million in unencumbered available-for-sale and held-to-maturity securities balances and higher cash and due from banks of $201.8 million.

Through our relationship with the FHLB, we have pledged qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at September 30, 2021 or December 31, 2020. The Bank had loans pledged as collateral for FHLB advances of $1.3 billion and $1.2 billion at September 30, 2021 and December 31, 2020, respectively. FHLB advances, lines of credit and other short-term borrowing availability totaled $0.9 billion at September 30, 2021. The Bank can obtain additional liquidity through the FHLB facility, if required, and also has access to the Paycheck Protection Program Liquidity Facility and federal funds lines of credit with correspondent banks.

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

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and paydowns of loans and purchases and sales of investment securities. At September 30, 2021, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.3 billion at September 30, 2021, inclusive of pre-tax net unrealized losses of $2.7 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $2.3 million of pre-tax net unrealized losses at September 30, 2021. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of September 30, 2021, our investment securities portfolio consisted primarily of mortgage-backed securities, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of September 30, 2021, $592.6 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits.

Under the Basel III requirements, at September 30, 2021, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On February 24, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $75.0 million of the Company’s stock which replaces the previously authorized $50.0 million stock repurchase program announced in February 2020 in its entirety. During the third quarter of 2021, the Company repurchased 527,214 shares for $19.4 million at a weighted average price per share of $36.72. The remaining authorization under the new program as of September 30, 2021 was $55.6 million.

On November 9, 2021, our Board of Directors declared a quarterly dividend of $0.22 per common share, payable on December 15, 2021 to shareholders of record at the close of business on November 26, 2021.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at September 30, 2021. During the nine months ended September 30, 2021, our asset sensitivity decreased for a rising rate environment as a result of the balance sheet mix. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase at September 30, 2021 and December 31, 2020 and a 25 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2021:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	September 30, 2021	December 31, 2020
200	12.11%	14.22%
100	6.04%	7.46%
(25)	(0.17)%	(0.46)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of longer duration loans. The strategy with respect to liabilities has been to continue to emphasize transaction account growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 85.7% of total deposits at September 30, 2021, compared to 82.6% at December 31, 2020. We currently have no brokered time deposits.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of September 30, 2021 and December 31, 2020, we had loan commitments totaling $1.0 billion and $848.6 million, respectively, and standby letters of credit that totaled $16.2 million and $7.3 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2021. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
August 1 - August 31, 2021	229,604	36.85	229,604	66,539,829
August 1 - August 31, 2021(1)	1,138	34.71	—	66,539,829
September 1 - September 30, 2021	297,610	36.62	297,610	55,640,399
Total	528,352	$36.72	527,214	$55,640,399

(1)

These shares represent shares purchased other than through publicly announced plans and were purchased pursuant to the Company’s stock incentive plans. Pursuant to the plans, shares were purchased from plan participants at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On February 24, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $75.0 million of common stock. Under this authorization, $55.6 million remained available for purchase at September 30, 2021. The new program replaces the previously authorized $50.0 million stock repurchase program announced in February 2020 in its entirety.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014)

4.1	Form of 3.00% Fixed-to-Floating Rate Subordinated Note due 2031 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated and filed on November 5, 2021)

10.1

Form of Subordinated Note Purchase Agreement, dated November 5, 2021 by and among National Bank Holding Corporation and the Purchaser named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated and filed on November 5, 2021)

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

Date: November 9, 2021