Form 10-K
period 2021-12-31
National Bank Holdings Corp
filed 2022-02-23
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,139,000,000 based on the closing sale price as reported on the New York Stock Exchange.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 21, 2022, NBHC had outstanding 29,959,010 shares of Class A voting common stock with $0.01 par value per share, excluding 143,710 shares of restricted Class A common stock issued but not yet vested.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2021 will be incorporated by reference into Part III of this Form 10-K.

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

●       technological changes;

●       the timely development and acceptance of new products and services, including in the digital technology space and our digital solution 2UniFi, and perceived overall value of these products and services by our clients;

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

PART I: FINANCIAL INFORMATION

Item 1.       BUSINESS.

Summary

National Bank Holdings Corporation ("NBHC" or the "Company") is a financial holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"). The Company provides a variety of banking products and services to both commercial and consumer clients through a network of 81 banking centers, as of December 31, 2021, located primarily in Colorado and the greater Kansas City region, and through online and mobile banking products and services. As of December 31, 2021, we had $7.2 billion in assets, $4.5 billion in loans, $6.2 billion in deposits and $0.8 billion in shareholders’ equity.

During 2021, we announced the initial development of our digital solution 2UniFi, a national platform for providing information management and access to blockchain payment tools to small and medium-sized businesses. We believe these services will address borrowings, depository and cash management needs for our clients by providing digital access to financial services, real-time information and blockchain solutions. We continue to focus on growing our core business while also innovating and building partnerships that will help us deliver a comprehensive digital financial ecosystem.

NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve Bank of Kansas City. We operate under a single state charter through the following brand names as divisions of NBH Bank: in Colorado, Community Banks of Colorado and Community Banks Mortgage; in Kansas and Missouri, Bank Midwest and Bank Midwest Mortgage; and in Texas, Utah and New Mexico, Hillcrest Bank and Hillcrest Bank Mortgage. We believe that conducting our banking operations under a single state charter streamlines our operations and enables us to more effectively and efficiently execute our growth strategy.

We began banking operations in October 2010 and, as of December 31, 2021, we have completed six bank acquisitions. We have transformed these banks into one collective banking operation with a strong capital position, organic growth, prudent underwriting, a granular and well-diversified loan portfolio and meaningful market share with continued opportunity for expansion.

Our Market Area

Our core markets are broadly defined as Colorado, the greater Kansas City region, Texas, Utah and New Mexico. We are the third largest banking center network among Colorado-based banks and the ninth largest banking center network in the greater Kansas City metropolitan statistical area (“MSA”) among Missouri- and Kansas-based banks ranked by deposits as of June 30, 2021 (the last date as of which data are available), according to S&P Global. Other major MSAs in which we operate include Dallas-Fort Worth-Arlington, Texas; Austin-Round Rock, Texas; and Salt Lake City, Utah.

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

The table below describes certain key demographic statistics regarding our markets:

							Top 3
							competitor
		# of				Median	combined
	Deposits	businesses	Population	Unemployment	Population	household	deposit
	(billions)	(thousands)	(millions)	rate(1)	growth(2)	income	market share
Denver, CO	$122.0	197.5	3.0	4.9%	17.3%	$86,603	54%
Front Range, CO(3)	164.1	> 250.0	4.8	4.8%	18.5%	83,721	52%
Kansas City, MO-KS MSA	81.9	112.6	2.2	3.4%	5.1%	72,051	45%
Austin, TX	61.7	116.3	2.3	3.4%	29.6%	85,670	51%
Dallas, TX	426.6	> 250.0	7.7	4.3%	15.7%	75,727	62%
Salt Lake City, UT	73.6	64.7	1.3	1.8%	13.9%	82,244	76%
U.S.(4)				3.9%	6.5%	67,761	56%

(1)	Unemployment data is as of December 31, 2021.
(2)	For the period 2011 through 2021.
(3)	Colorado Front Range is a population weighted average of the following Colorado MSAs: Denver, Boulder, Colorado Springs, Fort Collins and Greeley.
(4)	Top 3 competitor combined deposit market share based on U.S. Top 20 MSAs (determined by population).

Source: S&P Global as of December 31, 2021, except Deposits and Top 3 Competitor Combined Deposit Market Shares, which reflects data as of June 30, 2021.

Our Business Strategy

As part of our goal of becoming a leading regional community financial services company, we seek to continue to generate strong organic growth, as well as pursue selective acquisitions of financial institutions and other complementary businesses. Our focus is on building organic growth through strong banking relationships with small- and medium-sized businesses and consumers in our primary markets, while maintaining a low-risk profile designed to generate reliable income streams and attractive returns.

While we remain focused on executing on our business strategies, in 2021 we continued to support our associates, clients, and communities as we navigated the on-going COVID-19 pandemic. We continue to leverage our digital banking platform with our clients and have been working diligently to support our clients who were experiencing financial hardship through participation in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) including assistance with PPP loan forgiveness applications for the first draw loans, PPP loan applications for the second draw and loan modifications, as needed.

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

●	Expansion through organic growth, competitive product and digital offerings. We believe that our focus on serving consumers and small- to medium-sized businesses, coupled with our competitive product offerings, including our digital solution 2UniFi, will provide an expanded revenue base and new sources of fee income. We conduct regular market and competitive analysis to determine which products and services are best suited for our clients. Our teams also continue to pursue opportunities to deepen client relationships, which we believe will further increase our organic loan origination volumes and attract new transaction accounts that offer lower cost of funds and higher fee generating activity.

●	Expansion through our digital solution 2UniFi. We are designing a platform for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking services. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to blockchain payment tools, under the safety of a regulated bank. We will continue to invest with fintech solution providers to support our ecosystem buildout, support our core bank products and offerings, and to leverage efficiencies and technological solutions in our shared services areas. We believe the expansion into the digital financial ecosystem through our platform will provide an expanded revenue base, new sources of fee income and drive growth in our low cost deposit base on a national scale.

●	Continue to strengthen profitability through organic growth and operating efficiencies. We continue to utilize our comprehensive underwriting and risk management processes under one operating platform while maintaining local branding and leadership, which allows us to support growth and realize operating efficiencies throughout our enterprise. We believe that we have the infrastructure in place to support our future revenue growth without causing non-interest expenses to increase by a corresponding amount. Our growth strategy is focused on organic initiatives in order to accelerate our growth in profitability. Key priorities to strengthen profitability include the continued ramp-up of loan production, growing low-cost core deposits, implementing additional fee-based business initiatives and further enhancing operational efficiencies, including banking center consolidations.

●	Maintain conservative risk profile and sound risk management practices. Strong risk management is an important element of our operating philosophy. We maintain a conservative risk culture with adherence to comprehensive and seasoned policies across all areas of the organization. We implement self-imposed concentration limits on our loan portfolio to ensure a granular and diverse loan portfolio and protect against downside risk to any particular industry or real estate sector. In light of the strain placed on certain industries by the COVID-19 pandemic, the Company has prudently evaluated and continues to closely monitor our entire loan portfolio. To manage credit risk and yield, we are taking a very careful approach to extending new credit. Our risk management approach seeks to identify, assess and mitigate risk and minimize any resulting losses. We have implemented processes to identify, measure, monitor, report and analyze the types of risk to which we are subject. We believe our risk management policies establish appropriate limitations that allow for the prudent oversight of such risks that include, but are not limited to the following: credit, liquidity, market, operational, legal and compliance, reputational, and strategic and business risk.

●	Pursue disciplined acquisitions or other expansionary opportunities. We expect that acquisitions or other expansionary opportunities will continue to be a component of our growth strategy. We intend to carefully select opportunities that we believe have stable core franchises, have significant growth potential or will add asset generation capabilities or fee income streams while structuring the opportunities to limit risk. Further, we seek transactions that offer opportunities for clear financial benefits with valuations that have acceptable levels of earnings accretion, tangible book value dilution/earn-back, and internal rates of return. We seek to acquire or expand into financial services franchises in markets that exhibit attractive demographic attributes and business growth trends, and we believe that our focus on attractive markets will provide long-term opportunities for organic growth.

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

Products and Services

Through the Bank, our primary business is to offer a full range of banking products and financial services to our commercial, business and consumer clients, who are predominantly located in Colorado, the greater Kansas City region, Texas, Utah and New Mexico. We conduct our banking business through 81 banking centers, with 40 of those located in Colorado, 34 in Kansas and Missouri, two in Texas, one in Utah and four in New Mexico as of December 31, 2021. Our distribution network also includes 121 ATMs as well as fully integrated online banking and mobile banking services. We offer a high level of personalized service to our clients through our relationship managers and banking center associates. We believe that a personalized banking relationship that includes multiple services, such as loan and deposit services, online and mobile banking solutions and treasury management products and services, is the key to profitable and long-lasting client relationships and that our local focus and decision making provide us with a competitive advantage over banks that do not have these attributes.

Our primary strategic objective is to serve small- to medium-sized businesses in our markets with a variety of unique and useful services, including a full array of banking products, while maintaining a strong and disciplined credit culture and delivering excellent client service. We offer a variety of products and services that are focused on the following areas:

Commercial and Specialty Banking

Our commercial bankers focus on small- and medium-sized businesses and commercial real estate investors/developers with an advisory approach that emphasizes understanding the client’s business and offering a complete suite of loan, deposit and treasury management products and services. We have invested significantly in our commercial banking capabilities, attracting experienced commercial bankers from competing institutions in our markets, which positions us well for continued growth in our originated loan portfolio. Throughout the COVID-19 pandemic, our teams have also been working diligently to support our clients who are experiencing financial hardship due to COVID-19 through participation in the SBA’s Paycheck Protection Program, including assistance with PPP loan forgiveness applications, and loan modifications, as needed. Our commercial relationship managers offer a wide range of commercial loan products, including:

Commercial and Industrial Loans—We originate commercial and industrial loans and leases, including working capital loans, equipment loans, lender finance loans, food and agribusiness loans, government and non-profit loans, owner occupied commercial real estate loans and other commercial loans and leases. The terms of these loans vary by purpose and by type of underlying collateral, if any.

Working capital loans generally have terms of one to three years, are usually secured by accounts receivable and inventory and carry the personal guarantees of the principals of the business. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type. In the case of owner-occupied commercial real estate loans, we are usually the primary provider of financial services for the company and/or the principals and the primary source of repayment is through the cash flows generated by the borrowers’ business operations. Owner-occupied commercial real estate loans are typically secured by a first lien mortgage on real property plus assignments of all leases related to the properties. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% or less loan-to-value (“LTV”) ratio on owner-occupied properties. As of December 31, 2021, substantially all of our commercial and industrial loans were secured.

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

Small Business Administration Loans—We offer a range of U.S. Small Business Administration, or SBA loans, to support manufacturers, distributors and service providers targeted to small businesses and entrepreneurs seeking growth capital, working capital, or other capital investments. As a Preferred Lender Provider of the SBA, we were able to expedite SBA loan approval, closing, and servicing functions through delegated authority to underwrite and approve loans on behalf of the SBA. We utilize the SBA 7(a) loan, SBA 504 loan, SBA Express loan, and CAP Line loan programs. During 2021 and 2020, we participated in the CARES Act Paycheck Protection Program by offering PPP loans to provide support and funding to our clients affected by the COVID-19 pandemic. Our approach to PPP loans has been to provide the greatest value to our clients both with a thorough and efficient PPP loan origination process and through efficient and expeditious PPP forgiveness.

Commercial Deposit and Treasury Management Products (including business online and mobile banking)—Our commercial bankers are focused on providing value-added deposit products to our clients that optimize their cash management program. We are focused on full-relationship banking, including banking core operating accounts and ancillary accounts. We also provide our commercial clients with money market accounts and short-term repurchase reserve accounts depending on their individual needs. In addition, we provide a wide array of treasury management solutions to our clients, including: business online and mobile banking, commercial credit card services, wire transfers, automated clearing house services, electronic bill payment, lock box services, remote deposit capture services, merchant processing services, cash vault, controlled disbursements, fraud prevention services through positive pay and other auxiliary services, such as account reconciliation, collections, repurchase accounts, zero balance accounts and sweep accounts.

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

Residential and Personal Banking

Our personal bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit and online and mobile banking solutions. We strive to do business in the areas served by our banking centers, which is also where our marketing is focused, and the vast majority of our new loan and deposit clients are located in existing market areas.

All of our newly originated consumer loans are on a direct to consumer basis. We offer a variety of consumer loans, including:

Residential Real Estate Loans—Residential real estate loans consist of loans secured by the primary or secondary residence of the borrower as well as properties the borrower holds for investment. These loans consist of closed loans, which are typically amortizing over a 10 to 30-year term. Our LTV benchmark for these loans will generally be below 80% at inception unless related to certain internal or government programs where higher LTV’s may be warranted, along with satisfactory debt-to-income ratios. These residential real estate loans are generally originated under terms and conditions consistent with secondary market guidelines. Some of these loans will be placed in the Bank’s loan portfolio; however, a majority are sold in the secondary market and provide a significant source of fee income. The majority of loans sold are sold with servicing released. We have residential banking products, servicing capabilities and residential loan origination channels. In addition to the referral business through our existing consumer client base, we have a dedicated team of mortgage bankers who focus origination efforts primarily on new purchase activity and secondarily on refinance activity. We also offer open- and closed-ended home equity loans, which are loans generally secured by second lien positions on residential real estate, and residential construction loans to consumers and builders for the construction of residential real estate. We do not originate or purchase negatively amortizing or sub-prime residential loans.

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

Associate Statistics

We are committed to attracting, developing, and retaining associates who reflect the communities in which we serve. Partnerships with professional associations, schools and universities imbedded within our local footprint, and the use of various technology solutions assist us in connecting and building relationships with a diverse pool of candidates. As of December 31, 2021, we employed 1,120 full-time and 34 part-time associates throughout our business footprint.

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

Equity, Diversity and Inclusion

We strongly believe that equity, diversity and inclusion are important elements in building and sustaining a successful organization and positive, results-driven culture. Additionally, equity, diversity and inclusion helps us to connect and build better relationships within our Company and communities. As a result of our efforts:

●	68% of the Company’s workforce is female and 56% of the Company’s managerial roles are female, as of December 31, 2021.
●	Minorities represent 22% of the Company’s workforce and 19% of the Company’s managerial roles, as of December 31, 2021.
●	In 2021, we hired 382 associates, and 70% of those new associates were female and 35% were minorities.
●	In 2021, 251 associates, or 22% of our workforce, were promoted, and 68% of those individuals were female and 25% were minorities.

The Company oversees its Equity, Diversity and Inclusion efforts through our broader Environmental, Social and Governance (“ESG”) Committee that is comprised of a multi-disciplinary group of associates throughout NBH Bank with oversight by the executive management team. To further our diversity goals for our workforce, the Company has also implemented programs developed to foster equality and leadership opportunities for the entire associate base, including events with keynote speakers, panels and Q&A forums to enable associate feedback. Our management team also plays an integral part in championing women in business by hosting networking events, serving on panels and sponsoring relevant events that foster understanding and engagement, such as the ATHENA leadership awards.

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

Community Engagement

We strive to make a positive impact in the communities we serve through consistent engagement, as well as maintaining strong partnerships with a wide range of charitable organizations and causes. All bank associates are granted up to eight paid hours each year to donate their time to non-profit organizations that align with our Community Reinvestment Act (“CRA”) initiatives, which include financial literacy, affordable housing and workforce development.

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

Our Company made workplace safety a priority during the COVID-19 pandemic. We adhered to applicable health and governmental guidelines with respect to wearing masks and quarantines. We maintained our drive-thru services, and, when circumstances warranted, we requested our clients access our banking center lobbies by appointment only. In addition, we waived medical plan cost-sharing and co-pays for COVID-19 testing and treatment throughout the year.

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

The BHCA generally prohibits a bank holding company from engaging, directly or indirectly, in activities other than banking or managing or controlling banks, except for activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In 2021, the Company elected to be treated as a financial holding company pursuant to Section 4(l) of the BHCA. As a financial holding company, the Company is authorized to engage in broader set of financial activities than a bank holding company that has not elected to be a treated as a financial holding company, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve and the U.S. Treasury to be financial in nature or incidental to such financial activity. Financial holding companies may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities.

Maintaining our financial holding company status requires that the Company and our bank subsidiary, NBH Bank, remain “well-capitalized” and “well-managed” as defined by regulation and that NBH Bank maintain at least a “satisfactory” rating under the CRA. If we or NBH Bank fail to continue to meet these requirements, we could be subject to restrictions on new activities and acquisitions, and/or be required to cease and possibly divest operations that conduct activities that are not permissible for a bank holding company that does not also qualify as a financial holding company.

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

Dividend Restrictions

The Company is a legal entity separate and distinct from its subsidiaries. Because the Company’s consolidated net income consists largely of the net income of NBH Bank, the Company’s ability to pay dividends depends upon its receipt of dividends from its subsidiary. The ability of a bank to pay dividends and make other distributions is limited by federal and state law. The specific limits depend on a number of factors, including the bank’s type of charter, recent earnings, recent dividends, level of capital and regulatory status. As a member of the Federal Reserve System and a Colorado state-chartered bank, NBH Bank is subject to Regulation H and limitations under Colorado law with respect to the payment of dividends. Non-bank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. State member banks, such as NBH Bank, may not declare or pay a cash dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the Bank's net income during the current calendar year and the retained net income of the prior two calendar years, unless approved by the Federal Reserve.

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

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions (generally referred to as “Covered Transactions”) between a bank and its non-bank affiliates. Covered Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank, and Covered Transactions with all affiliates may not exceed, in the aggregate, 20% of the bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses (“ACL”) excluded from tier 2 capital. The bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with Covered Transactions that are extensions of credit, the bank may be required to hold collateral to provide added security to the bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are Covered Transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding Covered Transactions must be satisfied. As of December 31, 2021, the Company did not have any outstanding Covered Transactions.

Regulatory Notice and Approval Requirements for Acquisitions of Control

We must generally receive federal bank regulatory approval before we can acquire a financial institution. Specifically, as a bank holding company, we must obtain prior approval of the Federal Reserve in connection with any acquisition that would result in the Company owning or controlling 5% or more of any class of voting securities of a bank or another bank holding company, including a financial holding company. Our ability to make investments in depository institutions will depend on our ability to obtain approval for such investments from the Federal Reserve. The Federal Reserve could deny our application based on the statutory factors outlined in the BHCA, including the financial and managerial resources of the parties and the future prospects of the combined organization, the effects of the transaction on competition, the convenience and needs of the community, including the record of performance of the parties under the Community Reinvestment Act of 1977, the effectiveness of the Company in combating money-laundering activities and the impact of the transaction on the financial stability of the U.S. banking or financial system, or other considerations. For example, we could be required to sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to us, or, if acceptable to us, may reduce the benefit of any acquisition.

In addition, federal and state laws, including the BHCA and the Change in Bank Control Act, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company for purposes of the Change in Bank Control Act.

The BHCA prohibits any entity from acquiring 25% (as noted above, the BHC Act has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. The Federal Reserve has rule-based standards for determining whether one company has control over another. These rules established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

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

Consumer Laws and Regulations

Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Funds Transfer Act, Flood Disaster Protection Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Act, Gramm-Leach Bliley Financial Modernization Act, Home Mortgage Disclosure Act, Right to Financial Privacy Act and Real Estate Settlement Procedures Act.

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

The Community Reinvestment Act

The CRA is intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. Failure to adequately meet these criteria could impose additional requirements and limitations on us. Additionally, we must publicly disclose the terms of various CRA-related agreements. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.

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

COVID-19 Legislation and Regulatory Response

The COVID-19 pandemic has created extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. There have been a number of statutory and regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic.

On March 27, 2020, the CARES Act was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that intended to provide relief in the wake of the COVID-19 pandemic. Several provisions within the CARES Act led to action from the bank regulatory agencies. There are also separate provisions within the legislation that directly impact financial institutions, including affording borrowers with federally-backed mortgage loans experiencing a financial hardship due to the COVID-19 pandemic the option to request forbearance, regardless of delinquency status, for up to 360 days. The CARES Act also provided a moratorium on initiating foreclosure on properties; however, the moratorium expired on July 31, 2021. Additionally, a directive was established to provide loans to businesses impacted by COVID through the PPP.

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

On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions. The act directed financial regulators to support community development financial institutions and minority depository institutions and directed Congress to re-appropriate $429 billion in unobligated CARES Act funds through a newly structured PPP. Additional government relief was provided under the American Rescue Plan Act of 2021 that became effective on March 11, 2021.

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

The COVID-19 pandemic has impacted our business and financial results, and its ultimate impact on our business will depend on highly uncertain and unpredictable future developments, including the magnitude and duration of the pandemic and actions taken by governmental authorities in response to the pandemic, particularly within our geographic footprint. The pandemic and resultant governmental action have severely restricted economic activity, reduced economic output, and resulted in a deterioration in economic conditions. This has resulted in temporary closures of many businesses, some of which include our borrowers, the institution of social distancing and sheltering in place requirements, high rates of unemployment and underemployment, historically low interest rates, and disruptions in consumer spending, among other things. These negative economic conditions have negatively impacted our financial results and may have a continued adverse effect on our business, including adversely impacting the demand for our products and services, our net interest income and our liquidity and regulatory capital requirements. The impact of interest rates or unemployment may also have a negative impact on demand for mortgage products, including refinancing requests.

Furthermore, the pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed or operate at reduced capacities, the impact on the national economy worsens, or more clients draw on their lines of credit or seek additional loans to help finance their businesses. Small and mid-sized businesses make up a large portion of our commercial loan portfolio and are particularly vulnerable to the financial effects of the COVID-19 pandemic due to their increased reliance on continuing cash flow to fund day-to-day operations. Although government programs have sought, and may further seek, to provide relief to these types of businesses, there can be no assurance that these programs will succeed. Our participation directly or on behalf of our clients in U.S. government programs, such as the Paycheck Protection Program, that are designed to support individuals, households and businesses impacted by the economic disruptions caused by the COVID-19 pandemic, could be criticized and subject us to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation. In addition, we may be exposed to credit risk on a PPP loan if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced. In such a case, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any related loss from us.

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

Our business and operations are sensitive to general business and economic conditions in the United States and in our core markets of Colorado, the greater Kansas City region, New Mexico, Texas and Utah. If the economies in our core markets, or the U.S. economy more generally, experience worsening economic conditions, including industry-specific conditions, we could be materially and adversely affected. The COVID-19 pandemic has impacted and may continue to impact our local economics through continued temporary closures or other restrictions on businesses, higher unemployment rates and disruption to consumer spending. Weak economic conditions may be characterized by inflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines, lower home sales and commercial activity, further or prolonged pressure on energy prices, high unemployment, and the economic effects of natural disasters, severe weather conditions, health emergencies or pandemics, cyberattacks, outbreaks of hostilities, terrorism or other geopolitical instabilities. All of these factors would be detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us.

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

As a lender, we are exposed to the risk that our clients will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the ability of borrowers to repay their loans and, if applicable, the period of time over which the loan is repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses. A decline in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans resulting in greater charge-offs in future periods, as well as adversely impact mortgage loan originations and gains on sale of mortgage loans. A decline in commercial real estate values would likewise adversely affect the value of collateral securing certain commercial loans and result in greater charge-offs in future periods. Declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could materially and adversely affect us. The COVID-

19 pandemic may negatively impact commercial real estate values, particularly hospitality and leisure, office and retail properties. Residential real estate may also be negatively impacted by higher unemployment driven in part by the pandemic.

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

On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, the new accounting standard promulgated by the Financial Accounting Standards Board (“FASB”), regarding the recognition of credit losses. This standard made significant changes to the accounting and disclosures for credit losses on financial instruments recorded on an amortized cost basis, including our loans held for investment. The current expected credit loss (“CECL”) impairment model requires an estimate of expected credit losses for financial assets measured over the contractual life of an instrument based on historical experience, current conditions and reasonable and supportable forecasts. The standard provides significant flexibility and requires a high degree of judgment in order to develop an estimate of expected lifetime losses. Providing for lifetime losses for our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility. The unique and unprecedented impacts of the COVID-19 pandemic may also lead to greater volatility in economic conditions, potentially increasing volatility in the required allowance amount.

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

When necessary, we foreclose on and take title to the real estate serving as collateral for our loans as part of our business. Real estate that we own but do not use in the ordinary course of our operations is referred to as OREO property. While our OREO portfolio is smaller than it has been in recent years, future acquisitions could result in a higher OREO balance, which could negatively affect our earning as a result of various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with OREO assets. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. In addition, the COVID-19 pandemic may negatively impact commercial real estate values, particularly hospitality and leisure, office and retail properties. Residential real estate may also be negatively impacted by higher unemployment driven in part by the pandemic.

Environmental issues, including external events such as severe weather, natural disasters, and climate change, as well as environmental liability risks associated with our lending activities, could significantly impact our business.

Severe weather, natural disasters, climate change and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, there can be no guarantee of the effectiveness of such policies and procedures, and the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations. Additionally, concerns over the long term impacts of climate change have led and will continue to lead to governmental efforts to mitigate those impacts. We and our clients may face cost increases, asset value reductions, and operating process changes as a result.

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

We service the loans held on our balance sheet, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur significant additional costs to comply with such requirements which may further adversely affect us. The CARES Act and related legislation imposed additional restrictions with respect to foreclosures and the handling of delinquent payments. Our failure to comply with these laws and regulations could possibly lead to: civil and criminal liability; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us. There is also uncertainty regarding what legislative or regulatory changes may occur as a result of changes in leadership resulting from elections, or, if changes occur, the ultimate effect they would have upon our financial condition or results of operations.

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

We have historically taken a conservative investment strategy with our securities portfolio, with concentrations of securities that are primarily backed by government sponsored enterprises (“GSE”). A portion of our non-marketable securities portfolio is comprised of non-liquid fund investments and direct investments in our fintech partners. We may seek to increase yields through different strategies, which may include a greater percentage of corporate securities and structured credit products. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets or an inability of our partners to successfully execute on their strategies. These factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

Our earnings and cash flows largely depend upon the level of our net interest income, which is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. Because different types of assets and liabilities may react differently and at different times to market interest rate changes, changes in interest rates can increase or decrease our net interest income. When interest-bearing liabilities increase at a pace exceeding interest earning assets, an increase in interest rates would reduce net interest income. Also, when interest-bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in interest rates would reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, and because the magnitude of repricing of interest earning assets is often greater than interest bearing liabilities, falling interest rates would reduce net interest income.

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

The London Interbank Offered Rate (“LIBOR”) is a short-term interest rate used as a pricing reference for certain loans, derivatives and other financial instruments. In 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or require banks to submit rates for LIBOR after 2021. In November 2020, the Federal Reserve, FDIC and OCC issued a joint statement confirming that the lesser used one-week and two-month USD LIBOR settings would cease publication at the end of 2021, but the remaining USD LIBOR settings would continue publication until June 30, 2023 to better facilitate an orderly transition. These announcements, in conjunction with other financial benchmark reforms and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices that are used as interest rate “benchmarks.” In addition, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve and what the effect of their implementation may be on the market for floating-rate financial instruments. We began indexing new retail adjustable rate mortgages to SOFR in the third quarter of 2020 and are addressing LIBOR-based commercial loans, including adhering to the ISDA IBOR Fallbacks Protocol as needed. We stopped originating LIBOR-based products in the fourth quarter of 2021 and are using substitute interest rates such as Prime and SOFR.

Uncertainty as to the nature and effect of such reforms and actions may adversely affect our financial condition or results of operations, including the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including any LIBOR-based securities, loans and derivatives. Furthermore, there can be no assurances that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that may have an unpredictable impact on contractual mechanics (including, but not limited to, interest rates to be paid to or by us), which may also result in adversely affecting our financial condition or results of operations. Such transition may also result in litigation with counterparties impacted by the transition as well as increased regulatory scrutiny and other adverse consequences. In addition, any replacement benchmark ultimately adopted as a substitute for LIBOR, including SOFR, may behave differently than LIBOR in a manner detrimental to our financial performance.

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

Our expansionary activity, whether through de novo branching, acquisitions, organic growth or the implementation of our digital banking strategy has placed, and it may continue to place, significant demands on our operations and management. The success of our expansionary activity is dependent upon our ability to:

●

continue to implement and improve our operational, credit, financial, legal, management and other internal risk controls and processes and our reporting systems and procedures in order to manage a growing number of client relationships;

●	implement and scale our 2UniFi platform and other new technologies;
●	integrate our acquisitions and develop consistent policies throughout the various lines of businesses;
●	attract and retain the client base; and
●	attract and retain management talent.

We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with new banking centers, banks and growth of our client base through our digital banking strategy. Thus, our growth strategy may divert management from our existing franchises and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage and grow our financial services franchise, we could be materially and adversely affected. In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

Our digital growth strategy may subject us to additional operational, strategic, reputational and regulatory risks.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. Our future success will depend, in part, upon our ability to continue to address the needs of our clients by using innovative technologies to provide products and services that will satisfy client demands for convenience and security, as well as to create additional efficiencies in our operations. The implementation of such new technologies may expose us to additional operational, financial, operational, strategic, reputational and regulatory risks.

New technology-driven products and services are rapidly being introduced throughout the financial services industry, often through fintech companies. We have made and will continue to make investments in and also partner with third party fintech companies in connection with our digital growth strategy and the digital solution, 2UnFi.Our investments may include companies that may be unseasoned, unprofitable or have no established operating histories or earnings and may lack technical, marketing, financial and other resources and are therefore more vulnerable to financial failure. The innovations these companies develop for utilization by 2UniFi, may prove more difficult to successfully integrate into our existing operations. We may be required to employ and maintain qualified personnel and as our business expands into new and expanding markets, and we may be required to install additional operational and control systems to manage fraud, operational, legal and compliance risks. Any failure to successfully manage this integration may adversely affect our timeline for our digital strategy, future financial condition and results of operations. Additionally, any adverse regulatory treatment of the companies and technologies we have invested in, may impact our digital growth and our ability to satisfy our clients’ demands for digital offerings in the 2UniFi ecosystem.

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

We face risks due to our mortgage banking activities that could negatively impact net income and profitability.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

None

Item 2.       PROPERTIES.

Our principal executive offices are located in the Denver Tech Center area immediately south of Denver, Colorado. We also have approximately 70,000 square feet of office and operations space in Kansas City, Missouri. At December 31, 2021, we operated 40 banking centers in Colorado, 34 in Kansas and Missouri, two in Texas, one in Utah and four in New Mexico. Of these banking centers, 61 were owned and 20 locations were leased.

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

Item 4.       MINE SAFETY DISCLOSURES.

None.

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Shares of the Company’s common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “NBHC”. The Company had 171 shareholders of record as of February 21, 2022. Management estimates that the number of beneficial owners is significantly greater.

Performance Graph

The following graph presents a comparison of the Company’s performance to the indices named below. It assumes $100 invested on December 31, 2016, with dividends invested on a total return basis.

Total Return Performance
Index Value
190
185
180
175
170
165
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
85
80
75
70
NBHC
KBW Regional Banking Index
Russell 2000 Index
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
NBHC	100.00	102.77	99.24	115.67	110.51	151.45
KBW Regional Banking Index	100.00	101.81	84.00	104.05	95.02	129.84
Russell 2000 Index	100.00	114.63	101.99	127.98	153.49	176.18

The following table sets forth information about our repurchases of our common stock during the fourth quarter of 2021:

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (3)
October 1 - October 31, 2021(1)	5,102	$42.91	—	$55,640,399
November 1 - November 30, 2021(2)	152,001	45.37	147,204	48,961,068
December 1 - December 31, 2021	237,795	43.49	237,795	38,618,179
Total	394,898	44.21	384,999

(1)

Represents shares purchased other than through publicly announced plans purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

Of the shares repurchased in November 2021, 4,797 shares were purchased other than through publicly announced plans. These shares were purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(3)

On February 24, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $75.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The new program of $75.0 million replaced the previously authorized $50.0 million stock repurchase program announced in February 2020 in its entirety. The remaining authorization under the new program as of December 31, 2021 was $38.6 million.

Securities Authorized for Issuance under Equity Compensation Plans

During the second quarter of 2014, shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons. As of December 31, 2021, the aggregate number of Company common stock available for issuance under the 2014 Plan was 4,048,761 shares.

During the second quarter of 2015, shareholders approved the Company’s 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year or 2,000 shares per offering period. The price an employee pays for shares is 90% of the fair market value of Company common stock on the last day of the offering period. As of December 31, 2021, the aggregate number of Company common stock available for issuance under the ESPP was 281,896 shares.

See note 16 to the consolidated financial statements for further detail related to these equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity plans approved by security holders	695,960	$28.19	4,330,657
Equity plans not approved by security holders	—	—	—
Total	695,960	$28.19	4,330,657

Item 6.       SELECTED FINANCIAL DATA.

The following table sets forth a summary of selected historical financial information derived from our audited consolidated financial statements as of and for the five years ended December 31, 2021. This information should be read together with the related notes thereto as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

included elsewhere in this annual report. Such information is not necessarily indicative of anticipated future results. All amounts are presented in thousands, except share and per share data, or as otherwise noted.

Summary of Selected Historical Consolidated Financial Data

Consolidated Statements of Financial Condition Data:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017
Cash and cash equivalents	$845,695	$605,565	$110,190	$109,556	$257,364
Investment securities available-for-sale (at fair value)	691,847	661,955	638,249	791,102	855,345
Investment securities held-to-maturity	609,012	376,615	182,884	235,398	258,730
Non-marketable securities	50,740	16,493	29,751	27,555	15,030
Loans (1)	4,513,383	4,353,726	4,415,406	4,092,308	3,178,947
Allowance for credit losses	(49,694)	(59,777)	(39,064)	(35,692)	(31,264)
Loans, net	4,463,689	4,293,949	4,376,342	4,056,616	3,147,683
Loans held for sale	139,142	247,813	117,444	48,120	4,629
Other real estate owned	7,005	4,730	7,300	10,596	10,491
Premises and equipment, net	96,747	106,982	112,151	109,986	93,708
Goodwill and other intangible assets, net	127,349	132,955	126,388	128,497	61,237
Other assets	182,785	212,893	194,813	159,240	139,248
Total assets	$7,214,011	$6,659,950	$5,895,512	$5,676,666	$4,843,465
Deposits	$6,228,173	$5,676,232	$4,737,132	$4,535,621	$3,979,559
Long-term debt, net	39,478	—	—	—	—
Other liabilities	106,254	163,027	391,460	446,039	331,499
Total liabilities	6,373,905	5,839,259	5,128,592	4,981,660	4,311,058
Total shareholders’ equity	840,106	820,691	766,920	695,006	532,407
Total liabilities and shareholders’ equity	$7,214,011	$6,659,950	$5,895,512	$5,676,666	$4,843,465

(1)	Total loans are net of unearned discounts and deferred fees and costs.

Consolidated Statements of Operations Data:

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017
Interest income	$200,965	$218,002	$242,601	$221,391	$164,421
Interest expense	13,821	25,056	36,771	23,954	18,115
Net interest income	187,144	192,946	205,830	197,437	146,306
Provision (release) expense for loan losses	(9,293)	17,630	11,643	5,197	12,972
Net interest income after provision for loan losses	196,437	175,316	194,187	192,240	133,334
Non-interest income	110,364	140,258	82,752	70,775	39,205
Non-interest expense	191,830	206,177	180,745	189,334	136,677
Income before income taxes	114,971	109,397	96,194	73,681	35,862
Income tax expense	21,365	20,806	15,829	12,230	21,283
Net income	$93,606	$88,591	$80,365	$61,451	$14,579
Share Information:
Earnings per share, basic	$3.04	$2.87	$2.57	$2.00	$0.54
Earnings per share, diluted	3.01	2.85	2.55	1.95	0.53
Dividends paid	0.87	0.80	0.75	0.54	0.34
Book value per share	28.04	26.79	24.60	22.59	19.81
Tangible common book value per share(1)	24.33	23.09	20.89	18.77	17.94
Total shareholders' equity to total assets	11.65%	12.32%	13.01%	12.24%	10.99%
Tangible common equity to tangible assets(1)	10.26%	10.80%	11.27%	10.39%	10.06%
Weighted average common shares outstanding, basic	30,727,566	30,857,086	31,175,825	30,748,234	26,928,763
Weighted average common shares outstanding, diluted	31,068,159	31,075,857	31,530,817	31,430,074	27,709,659
Common shares outstanding	29,958,764	30,634,291	31,176,627	30,769,063	26,875,585

(1)

Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. We believe that the most directly comparable GAAP financial measures are book value per share and total shareholders’ equity to total assets. See the reconciliation under “About Non-GAAP Financial Measures.”

Key Ratios

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017
Return on average assets	1.33%	1.40%	1.38%	1.10%	0.31%
Return on average tangible assets(1)	1.37%	1.44%	1.42%	1.15%	0.38%
Return on average equity	11.06%	11.24%	10.89%	9.28%	2.67%
Return on average tangible common equity(1)	12.87%	13.27%	13.07%	11.60%	3.61%
Loan to deposit ratio (end of period)	72.47%	76.70%	93.21%	90.23%	80.00%
Non-interest bearing deposits to total deposits (end of period)	40.24%	37.19%	25.01%	23.64%	22.68%
Net interest margin(2)	2.87%	3.33%	3.83%	3.85%	3.36%
Net interest margin FTE(1)(2)(3)	2.95%	3.42%	3.93%	3.93%	3.50%
Interest rate spread FTE(3)(4)	2.79%	3.21%	3.65%	3.77%	3.35%
Yield on earning assets(5)	3.08%	3.76%	4.52%	4.31%	3.78%
Yield on earning assets FTE(1)(2)(3)	3.16%	3.85%	4.61%	4.40%	3.91%
Cost of interest bearing liabilities	0.37%	0.64%	0.96%	0.63%	0.56%
Cost of deposits	0.23%	0.45%	0.64%	0.45%	0.41%
Non-interest income to total revenue FTE(3)	36.46%	41.46%	28.18%	25.95%	20.49%
Non-interest expense to average assets	2.73%	3.26%	3.10%	3.38%	2.90%
Efficiency ratio	64.08%	61.52%	62.22%	69.78%	70.80%
Efficiency ratio FTE(1)(3)	62.99%	60.59%	61.15%	68.64%	68.63%

Total Loans Asset Quality Data(6)(7)(8)
Non-performing loans to total loans	0.24%	0.47%	0.49%	0.60%	0.66%
Non-performing loans to total loans excluding PPP loans	0.24%	0.49%	0.49%	0.60%	0.66%
Non-performing assets to total loans and OREO	0.39%	0.58%	0.66%	0.85%	0.99%
Non-performing assets to total loans and OREO excluding PPP loans	0.40%	0.60%	0.66%	0.85%	0.99%
Allowance for credit losses to total loans	1.10%	1.37%	0.88%	0.87%	0.98%
Allowance for credit losses to total loans excluding PPP loans	1.11%	1.43%	0.88%	0.87%	0.98%
Allowance for credit losses to non-performing loans	458.77%	293.21%	179.62%	145.94%	148.88%
Net charge-offs to average loans	0.03%	0.06%	0.19%	0.02%	0.36%

(1)	Ratio represents a non-GAAP financial measure. See non-GAAP reconciliation below.
(2)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(3)

Presented on a fully taxable equivalent (“FTE”) basis using the statutory rate of 21% for 2021, 2020, 2019 and 2018 and 35% for 2017. The taxable equivalent adjustments included above are $5,161, $5,103, $5,065, $4,482 and $5,852 for the years ended 2021, 2020, 2019, 2018, and 2017, respectively.

(4)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(5)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities or loans are excluded from interest-earning assets.
(6)	Non-performing loans consist of non-accruing loans and restructured loans on non-accrual.
(7)	Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.
(8)	Total loans are net of unearned discounts and fees.

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “return on average tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity,” “tangible common equity to tangible assets,” and “fully taxable equivalent (FTE)” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenses or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017
Total shareholders’ equity	$840,106	$820,691	$766,920	$695,006	$532,407
Less: goodwill and core deposit intangible assets, net	(121,392)	(122,575)	(123,758)	(124,941)	(61,237)
Add: deferred tax liability related to goodwill	10,070	9,155	8,241	7,327	10,873
Tangible common equity (non-GAAP)	$728,784	$707,271	$651,403	$577,392	$482,043

Total assets	$7,214,011	$6,659,950	$5,895,512	$5,676,666	$4,843,465
Less: goodwill and core deposit intangible assets, net	(121,392)	(122,575)	(123,758)	(124,941)	(61,237)
Add: deferred tax liability related to goodwill	10,070	9,155	8,241	7,327	10,873
Tangible assets (non-GAAP)	$7,102,689	$6,546,530	$5,779,995	$5,559,052	$4,793,101

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.65%	12.32%	13.01%	12.24%	10.99%
Less: impact of goodwill and core deposit intangible assets, net	(1.39)%	(1.52)%	(1.74)%	(1.85)%	(0.93)%
Tangible common equity to tangible assets (non-GAAP)	10.26%	10.80%	11.27%	10.39%	10.06%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$728,784	$707,271	$651,403	$577,392	$482,043
Divided by: ending shares outstanding	29,958,764	30,634,291	31,176,627	30,769,063	26,875,585
Tangible common book value per share (non-GAAP)	$24.33	$23.09	$20.89	$18.77	$17.94

Tangible common book value per share, excluding accumulated other comprehensive loss (income) calculations:
Tangible common equity (non-GAAP)	$728,784	$707,271	$651,403	$577,392	$482,043
Accumulated other comprehensive loss (income), net of tax	6,963	(9,766)	(2,062)	11,275	6,242
Tangible common book value, excluding accumulated other comprehensive loss (income), net of tax (non-GAAP)	735,747	697,505	649,341	588,667	488,285
Divided by: ending shares outstanding	29,958,764	30,634,291	31,176,627	30,769,063	26,875,585
Tangible common book value per share, excluding accumulated other comprehensive loss (income), net of tax (non-GAAP)	$24.56	$22.77	$20.83	$19.13	$18.17

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017
Net income	$93,606	$88,591	$80,365	$61,451	$14,579
Add: impact of core deposit intangible amortization expense, after tax	909	910	899	1,649	3,259
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$94,515	$89,501	$81,264	$63,100	$17,838

Average assets	$7,020,111	$6,326,268	$5,837,121	$5,607,532	$4,705,241
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(111,944)	(114,031)	(116,104)	(118,546)	(52,958)
Average tangible assets (non-GAAP)	$6,908,167	$6,212,237	$5,721,017	$5,488,986	$4,652,283

Average shareholders' equity	$846,539	$788,286	$737,923	$662,420	$546,716
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(111,944)	(114,031)	(116,104)	(118,546)	(52,958)
Average tangible common equity (non-GAAP)	$734,595	$674,255	$621,819	$543,874	$493,758

Return on average assets	1.33%	1.40%	1.38%	1.10%	0.31%
Return on average tangible assets (non-GAAP)	1.37%	1.44%	1.42%	1.15%	0.38%
Return on average equity	11.06%	11.24%	10.89%	9.28%	2.67%
Return on average tangible common equity (non-GAAP)	12.87%	13.27%	13.07%	11.60%	3.61%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017
Interest income	$200,965	$218,002	$242,601	$221,391	$164,421
Add: impact of taxable equivalent adjustment	5,161	5,103	5,065	4,482	5,852
Interest income FTE (non-GAAP)	$206,126	$223,105	$247,666	$225,873	$170,273

Net interest income	$187,144	$192,946	$205,830	$197,437	$146,306
Add: impact of taxable equivalent adjustment	5,161	5,103	5,065	4,482	5,852
Net interest income FTE (non-GAAP)	$192,305	$198,049	$210,895	$201,919	$152,158

Average earning assets	$6,521,300	$5,795,864	$5,368,073	$5,131,694	$4,353,320
Yield on earning assets	3.08%	3.76%	4.52%	4.31%	3.78%
Yield on earning assets FTE (non-GAAP)	3.16%	3.85%	4.61%	4.40%	3.91%
Net interest margin	2.87%	3.33%	3.83%	3.85%	3.36%
Net interest margin FTE (non-GAAP)	2.95%	3.42%	3.93%	3.93%	3.50%

Efficiency Ratio

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017
Net interest income	$187,144	$192,946	$205,830	$197,437	$146,306
Add: impact of taxable equivalent adjustment	5,161	5,103	5,065	4,482	5,852
Net interest income, FTE (non-GAAP)	$192,305	$198,049	$210,895	$201,919	$152,158

Non-interest income	$110,364	$140,258	$82,752	$70,775	$39,205

Non-interest expense	$191,830	$206,177	$180,745	$189,334	$136,677
Less: core deposit intangible asset amortization	(1,183)	(1,183)	(1,183)	(2,170)	(5,342)
Non-interest expense, adjusted for core deposit intangible asset amortization (non-GAAP)	$190,647	$204,994	$179,562	$187,164	$131,335

Efficiency ratio	64.08%	61.52%	62.22%	69.78%	70.80%
Efficiency ratio FTE (non-GAAP)	62.99%	60.59%	61.15%	68.64%	68.63%

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the years ended December 31, 2021, 2020, and 2019, and with the other financial and statistical data presented in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and should be read herewith.

Management’s discussion focuses on 2021 results compared to 2020. For a discussion of 2020 results compared to 2019, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. Additionally, we are innovating and building strategic partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to blockchain payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Texas, Utah and New Mexico, as well as our ongoing investment in digital and blockchain solutions position us well for growth opportunities. As of December 31, 2021, we had $7.2 billion in assets, $4.5 billion in loans, $6.2 billion in deposits and $0.8 billion in equity.

Operating Highlights and Key Challenges

Profitability and returns

●	Net income increased $5.0 million, or 5.7%, to a record $93.6 million, as of December 31, 2021, compared to the prior year.
●	The return on average tangible assets was 1.37% for 2021, compared to 1.44% for 2020.
●	The return on average tangible common equity was 12.87% for 2021, compared to 13.27% for 2020.

Strategic execution

●

Announced plans to design a financial eco-system, 2UniFi, for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking services. We believe the expansion into the digital financial ecosystem through our platform will provide an expanded revenue base, new sources of fee income and drive growth in our low cost deposit base on a national scale.

●

Strategically invested in two fintech firms including $20.0 million in Finstro Global Holdings, Inc. and $2.0 million in Figure Technologies. We will continue to invest with fintech solution providers to support our ecosystem buildout, support our core bank products and offerings, and to leverage efficiencies and technological solutions in our shared services areas.

●

As part of our continued focus on improving operating efficiencies and investing in digital solutions for our clients, we completed the previously announced consolidation of seven banking centers and the sale of one banking center during 2021. Banking center consolidation-related income of $4.6 million was recorded in other non-interest income, and banking center consolidation-related expense of $1.6 million was recorded in other non-interest expense during the year ended December 31, 2021.

●

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans and all concentration levels remain well below our self-imposed limits.

●

During the year ended December 31, 2021, the Company sold mortgage servicing rights of $10.5 million generating a gain of $1.3 million included in mortgage banking income in the consolidated statements of operation.

●	Repurchased 912,213 shares for $36.4 million at a weighted average price per share of $39.88 during the year ended December 31, 2021.
●

During 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million at December 31, 2021. The balance on the note at December 31, 2021, net of issuance costs totaling $0.5 million, totaled $39.5 million. The initial interest rate of the note is 3.00% until November 15, 2026. The Company intends to use the net proceeds from the sale of the note for general corporate purposes.

Loan portfolio

●	Loans outstanding totaled $4.5 billion, increasing $159.7 million, or 3.7%, from the prior year, largely due to higher commercial and industrial loans of $203.8 million, or 16.0%.
●	Loan originations during the year ended December 31, 2021 totaled a record $1.5 billion, led by commercial loan originations totaling $1.1 billion, including PPP loan originations of $121.1 million.
●	During 2021, the Company successfully executed PPP loan forgiveness for our clients with a decrease in PPP loan balances of $154.4 million to $21.7 million as of December 31, 2021.
●

COVID-related loan modifications totaled $5.3 million at December 31, 2021, down from $173.6 million at December 31, 2020 as a majority of the COVID-modified loans have now returned to their full principal and interest payment terms.

Credit quality

●	Allowance for credit losses totaled 1.10% of total loans at December 31, 2021, compared to 1.37% at December 31, 2020.
●

During the year ended December 31, 2021, the Company recorded a provision release of $9.3 million, which included a provision release of $8.8 million for funded loans and a provision release of $0.5 million for unfunded loan commitments. During the year ended December 31, 2020, the Company recorded total provision expense of $17.6 million, which included a provision expense of $17.5 million for funded loans and a provision expense of $0.1 million for unfunded loan commitments.

●	Net charge-offs of $1.3 million and $2.7 million were recorded during 2021 and 2020, respectively. Net charge-offs to average total loans totaled 0.03% and 0.06% for 2021 and 2020, respectively.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual troubled debt restructured loans) decreased to 0.24% of total loans at December 31, 2021, compared to 0.47% at December 31, 2020. Non-performing assets to total loans and OREO totaled 0.39% at December 31, 2021, compared to 0.58% at December 31, 2020.

Client deposit funded balance sheet

.9
●	Average transaction deposits for the fourth quarter of 2021 totaled $5.3 billion, increasing 14.2%, compared to $4.6 billion for the same period in the prior year.
●	Average total deposits for the fourth quarter of 2021 totaled $6.2 billion, increasing 8.9%, compared to $5.7 billion for the same period in the prior year.
●	The mix of transaction deposits to total deposits improved 390 basis points to 86.5% at December 31, 2021, from 82.6% at December 31, 2020.
●	Cost of deposits totaled 0.23% for the year ended December 31, 2021, decreasing 22 basis points, compared to the year ended December 31, 2020.

Revenues

●

Fully taxable equivalent net interest income totaled $192.3 million for the year ended December 31, 2021 a decrease of $5.7 million, or 2.9%, compared to the prior year due to a decrease in average loan balances and the interest rate actions taken by the Federal Reserve during 2020.

●

The FTE net interest margin narrowed 47 basis points from the prior year to 2.95% for the year ended December 31, 2021 due to lower earning asset yields. The yield on earning assets decreased 69 basis points, driven by the remix of assets into lower-yielding cash balances. The cost of funds decreased 22 basis points to 0.23%.

●

Non-interest income totaled $110.4 million during 2021, decreasing $29.9 million, or 21.3%, from 2020, driven by $39.0 million lower mortgage banking income due to slower refinance activity in 2021 and competition driving tighter gain on sale margins. During 2021, service charges and bank card fees increased a combined $2.2 million.

●

Other non-interest income increased $7.5 million due to $4.6 million of gains from banking center consolidation-related income and $3.0 million of unrealized gains from equity method investments during 2021.

Expenses

●

Non-interest expense totaled $191.8 million during 2021, representing a decrease of $14.3 million, or 7.0%, from 2020, primarily driven by lower mortgage-related compensation as well as the Company’s strategic efforts to improve operating efficiencies.

●

Occupancy and equipment decreased $2.2 million during 2021, compared to 2020, largely due to efficiencies gained from banking center consolidations. Banking center consolidation-related expense totaling $1.6 million was recorded during 2021, compared to $2.3 million during 2020.

●

During the year ended December 31, 2021, non-interest expense included $2.5 million of transaction-related expenses for the investments in Finstro Global Holdings, Inc. and Figure Technologies to further our vision for building a comprehensive digital financial ecosystem

●

Income tax expense totaled $21.4 million during 2021, compared to $20.8 million during 2020. Tax expense was lowered by $0.6 million of tax benefit and $0.1 million of tax expense from stock compensation activity during 2021 and 2020, respectively. Adjusting for the stock compensation activity, the 2021 and 2020 effective tax rates were 19.1% and 19.0%, respectively.

Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. At December 31, 2021, our consolidated tier 1 leverage ratio was 10.39%, and our common equity tier 1 and consolidated tier 1 risk based capital ratios were 14.26%.

●

At December 31, 2021, common book value per share was $28.04. The tangible common book value per share increased $1.24 to $24.33 at December 31, 2021, compared to December 31, 2020, as the Company’s earnings outpaced share repurchases and dividends.

●	The Bank maintains ample liquidity with excess cash liquidity of $372 million and access to $2.7 billion in readily available funds.

Key Challenges

There are a number of significant challenges confronting us and our industry. We face continual challenges implementing our business strategy. These include growing our assets, particularly loans, and deposits amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive environment.

The COVID-19 pandemic has caused disruption and is likely to continue to present challenges to our business. We continue to remain committed to ensuring our associates, clients and communities are receiving the support they need through our banking centers and our digital banking platform. Our teams have been working diligently to support our clients who are experiencing financial hardship due to COVID-19 through participation in the SBA’s Paycheck Protection Program, including assistance with PPP loan forgiveness applications, and loan modifications, as needed. While access to vaccines in the United States has increased, the efficacy of those vaccines, the impact of emerging targeted vaccine mandates and new variants of the virus, and the length of time that the government-mandated measures must remain in place or potentially be reinstituted to address COVID-19 are unknown. The pandemic has had a negative impact to the U.S. labor market, consumer spending and business operations, and it is not clear how long new outbreaks of COVID-19 cases will have a continued impact.

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

As of December 31, 2021, the Company had low exposure to industries highly impacted by the COVID-19 pandemic. Within the commercial loan segment, restaurants were 5.7%, retailers 2.7%, hospital/medical 6.8% and oil and gas 0.7% of total loans. Within the commercial real estate non-owner occupied loan segment, hotel and lodging was 4.1%, multifamily 2.1% and retail 1.5% of total loans. The Company had no direct exposure to other industries and loan types more highly impacted by the pandemic including aviation, cruise lines, energy services, auto manufacturing/dealer floor plans, hedge funds, convention centers, credit cards, malls and taxi/ride share businesses. Furthermore, the Company had no consumer credit card, indirect auto or car leasing exposure.

The agriculture industry continues to be impacted by volatility in commodity prices as well as supply chain issues driven by the COVID-19 pandemic. Our food and agribusiness portfolio is only 4.5% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.0% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

The extraordinary government measures enacted during the COVID-19 pandemic have generated unprecedented levels of economic stimulus funding and have produced high levels of cash liquidity within the banking industry. Our cash balances total $845.7 million at December 31, 2021 and have increased $240.1 million from December 31, 2020. Future growth in our interest income will ultimately be dependent on our ability to deploy the excess cash liquidity into high-quality originated loans and other high-quality earning assets such as investment securities. Investment securities totaled $1.3 billion at December 31, 2021 and increased $262.3 million, or 25.3%, compared to December 31, 2020. At December 31, 2021, our loans outstanding totaled $4.5 billion, increasing $159.7 million, or 3.7%, compared to December 31, 2020. During the year ended December 31, 2021, our weighted average rate on new loans funded at the time of origination was 3.51%, compared to the weighted average yield of our originated loan portfolio of 3.98% (FTE). Our net interest income has been impacted by lower average loan balances and interest rate actions taken by the Federal Reserve in response to the COVID-19 pandemic, and our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions.

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

Application of Critical Accounting Policies and Significant Estimates

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the determination of the allowance for credit losses. See additional discussion of our ACL policy in note 2 – Summary of Significant Accounting Policies in the notes to our consolidated financial statements for the year ended December 31, 2021.

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

Future Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 was effective upon issuance and can be adopted during any interim period through December 31, 2022. It provides optional expedients and guidance for applying generally accepted accounting principles to contract modifications and hedging relationships, if certain criteria are met, that reference LIBOR or any other reference rate that is expected to be discontinued. To address reference rate reform, the Company established a LIBOR transition subcommittee in January of 2020 to identify exposure to reference rates within loan and derivative contracts. The Company had no exposure to LIBOR tenors that were discontinued as of January 1, 2022. For tenors expiring on future dates the Company is working to ensure all documentation includes contingency terms, if necessary, that may be utilized at such time when the LIBOR is discontinued. Beginning January 1, 2022, the Company no longer originates loans using LIBOR as a reference rate. The Company has assessed, and will continue to evaluate, the impact from ASU 2020-04 and does not expect the adoption of ASU 2020-04, or any updates issued to date, to have a material impact on its financial statements.

Financial Condition

Total assets were $7.2 billion at December 31, 2021, compared to $6.7 billion at December 31, 2020, an increase of $554.1 million, or 8.3%. Cash and cash equivalents increased $240.1 million, and total loans increased $159.7 million, or 3.7%.

During 2021, lower cost demand, savings and money market deposits (“transaction deposits”) increased $0.7 billion, or 15.0%, compared to the prior year, as we continued developing full banking relationships with our clients. Our clients used their core operating accounts for PPP funds and economic stimulus checks, which aided the strong deposit growth. In addition to providing excess cash liquidity, the increase in transaction deposits provided low-cost funding utilized to fund loan growth.

Investment securities

Available-for-sale

Total investment securities available-for-sale were $691.8 million at December 31, 2021, compared to $662.0 million at December 31, 2020, an increase of $29.9 million, or 4.52%. During 2021 and 2020, purchases of available-for-sale securities totaled $288.6 million and $286.1 million, respectively. Maturities and paydowns of available-for-sale securities during 2021 and 2020 totaled $235.9 million and $271.5 million, respectively. There were no sales of available-for-sale securities during 2021 or 2020.

Available-for-sale investment securities are summarized as follows as of the dates indicated:

	December 31, 2021				December 31, 2020
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$231,523	$227,696	32.9%	1.38%	$193,424	$196,334	29.6%	1.36%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	467,490	461,334	66.7%	1.47%	454,345	462,779	69.9%	1.45%
Municipal securities	230	237	0.0%	3.17%	362	375	0.1%	3.46%
Corporate debt	2,000	2,111	0.3%	5.80%	2,000	1,998	0.3%	5.83%
Other securities	469	469	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$701,712	$691,847	100.0%	1.46%	$650,600	$661,955	100.0%	1.44%

As of December 31, 2021 and 2020, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities (“MBS”) are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 4.2 years and 2.7 years at December 31, 2021 and December 31, 2020, respectively. This estimate is based on assumptions and actual results may differ. At December 31, 2021 and December 31, 2020, the duration of the total available-for-sale investment portfolio was 3.8 years and 2.6 years, respectively.

At December 31, 2021 and 2020, adjustable rate securities comprised 1.7% and 2.3%, respectively, of the available-for-sale mortgage-backed security portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 1.70% per annum and 2.00% per annum at December 31, 2021 and 2020, respectively.

The available-for-sale investment portfolio included $3.4 million of unrealized gains and $13.3 million of unrealized losses at December 31, 2021. At December 31, 2020, the available-for-sale investment portfolio included $11.7 million of unrealized gains and $0.4 million of unrealized losses. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

 Held-to-maturity

At December 31, 2021, we held $609.0 million of held-to-maturity investment securities, compared to $376.6 million at December 31, 2020, an increase of $232.4 million, or 61.7%. Purchases of held-to-maturity securities totaled $397.8 million and $284.2 million during 2021 and 2020, respectively. Maturities and paydowns of held-to-maturity securities totaled $161.9 million and $88.1 million during 2021 and 2020, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2021				December 31, 2020
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$312,916	$309,614	51.4%	1.56%	$306,187	$310,930	81.3%	1.39%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	296,096	289,646	48.6%	1.25%	70,428	70,761	18.7%	0.41%
Total investment securities held-to-maturity	$609,012	$599,260	100.0%	1.41%	$376,615	$381,691	100.0%	1.21%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $2.2 million and $5.3 million of unrealized gains and $11.9 million and $0.3 million of unrealized losses at December 31, 2021 and December 31, 2020, respectively.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of December 31, 2021 and December 31, 2020 was 4.1 years and 2.4 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity portfolio was 3.8 years and 2.4 years as of December 30, 2021 and December 31, 2020, respectively.

Residential mortgage pass-through investments due after one year but within five years had a weighted average yield of 3.35% at December 31, 2021. Those due after five years but within 10 years had a weighted average yield of 1.91%, and those due after 10 years had a weighted average yield of 1.26% at December 31, 2021. Other residential MBS held-to-maturity investments due after five years but within 10 years had a weighted average yield of 1.64%, and those due after 10 years had a weighted average yield of 1.23%.

Non-marketable securities

During 2021, the Company updated its asset classifications to include certain financial instruments previously included in other assets within non-marketable securities in the statements of financial condition.

Non-marketable securities totaled $50.7 million and $22.1 million at December 31, 2021 and 2020, respectively, and included FRB stock, FHLB stock and other non-marketable securities. At December 31, 2021, other non-marketable securities totaled $36.2 million and consisted of equity method investments and convertible preferred stock without readily determinable fair values. During the years ended December 31, 2021 and 2020, purchases of non-marketable securities totaled $27.7 million and $4.1 million, respectively. Included in the purchases during 2021 were investments in two fintech firms, Finstro Global Holdings, Inc. of $20.0 million and Figure Technologies of $2.0 million. The Company will continue to invest with fintech solution providers to support our ecosystem buildout, support our core bank products and offerings, and to leverage efficiencies and technological solutions in our shared services areas. At December 31, 2020, the Company held $5.6 million of equity method investments.

At December 31, 2021, the Company held $13.9 million of FRB stock and $0.7 million of FHLB stock for regulatory or debt facility purposes. At December 31, 2020, the Company held $13.9 million of FRB stock and $2.6 million of FHLB stock. These are restricted securities which, lacking a market, are carried at cost. The Company is not aware of any events or changes in circumstances that may have an adverse effect on the investments carried at cost.

Loans overview

At December 31, 2021, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date.

The table below shows the loan portfolio composition at the respective dates:

			December 31, 2021 vs.
			December 31, 2020
	December 31, 2021	December 31, 2020	% Change
Originated:
Commercial:
Commercial and industrial	$1,458,218	$1,248,530	16.8%
Municipal and non-profit	928,705	870,410	6.7%
Owner-occupied commercial real estate	503,663	464,417	8.5%
Food and agribusiness	200,412	205,189	(2.3)%
PPP loans(1)	21,677	176,106	(87.7)%
Total commercial	3,112,675	2,964,652	5.0%
Commercial real estate non-owner occupied	611,765	542,642	12.7%
Residential real estate	616,135	581,555	5.9%
Consumer	17,336	18,581	(6.7)%
Total originated	4,357,911	4,107,430	6.1%

Acquired:
Commercial:
Commercial and industrial	16,252	22,102	(26.5)%
Municipal and non-profit	340	381	(10.8)%
Owner-occupied commercial real estate	29,973	51,821	(42.2)%
Food and agribusiness	3,177	5,108	(37.8)%
Total commercial	49,742	79,412	(37.4)%
Commercial real estate non-owner occupied	52,964	89,354	(40.7)%
Residential real estate	52,521	77,105	(31.9)%
Consumer	245	425	(42.4)%
Total acquired	155,472	246,296	(36.9)%
Total loans	$4,513,383	$4,353,726	3.7%

(1)	PPP loan balances are net of fees and costs and include principal totaling $22,300 and $179,531 as of December 31, 2021 and 2020, respectively.

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. Our loan portfolio increased $159.7 million, or 3.7%, from December 31, 2020. Excluding PPP loans, total loans increased $314.1 million or 7.5%, led by commercial loan growth of $272.8 million, or 9.5%. New loan originations during the year ended December 31, 2021 totaled a record $1.5 billion, led by commercial loan originations of $1.1 billion including PPP loan originations of $121.1 million.

Our commercial and industrial loan portfolio is comprised of diverse industry segments. At December 31, 2021, these segments included finance and financial services, primarily lender finance loans of $183.7 million, hospital/medical loans of $307.1 million, manufacturing-related loans of $117.0 million, and a variety of smaller subcategories of commercial and industrial loans. Food and agribusiness loans, which are well-diversified across food production, crop and livestock types, totaled $203.6 million and were 24.9% of the Company’s risk based capital. Crop and livestock loans represent 1.0% of total loans.

Non-owner occupied CRE loans were 81.5% of the Company’s risk based capital, or 14.7% of total loans, and no specific property type comprised more than 5.0% of total loans. The Company maintains very little exposure to non-owner occupied CRE retail properties, comprising 1.5% of total loans. Multi-family loans totaled $93.2 million, or 2.1% of total loans as of December 31, 2021.

When considering the loan portfolio in its entirety, 75.1% of loans were located within our footprint of Colorado, the greater Kansas City region, Texas, Utah and New Mexico as of December 31, 2021, based on the domicile of the borrower or, in the case of collateral-dependent loans, the geographical location of the collateral.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan originations totaled a record $1.5 billion over the past 12 months, led by commercial loan originations of $1.1 billion, which included PPP loan originations of $121.1 million. Originations are defined as closed end funded loans and revolving lines of credit advances net of any current period paydowns. Management utilizes this more conservative definition of originations to better approximate the impact of originations on loans outstanding and ultimately net interest income.

The following tables represent new loan originations during 2021 and 2020:

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2021	2021	2021	2021	2021
Commercial:
Commercial and industrial	$229,529	$196,289	$147,030	$23,390	$596,238
Municipal and non-profit	101,450	43,516	25,131	7,999	178,096
Owner occupied commercial real estate	28,914	53,445	48,225	27,093	157,677
Food and agribusiness	11,016	8,442	26,956	(10,104)	36,310
PPP loans	—	—	—	121,141	121,141
Total commercial	370,909	301,692	247,342	169,519	1,089,462
Commercial real estate non-owner occupied	46,128	55,392	58,532	49,195	209,247
Residential real estate	55,873	54,442	53,962	74,145	238,422
Consumer	2,524	1,810	2,267	1,353	7,954
Total	$475,434	$413,336	$362,103	$294,212	$1,545,085

Included in originations are net fundings (paydowns) under revolving lines of credit of $138,777, $29,154, $59,520 and ($26,395) as of the fourth, third, second and first quarter of 2021, respectively.

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

Included in originations are net fundings (paydowns) under revolving lines of credit of $50,982, ($27,899), ($55,826) and $48,789 as of the fourth, third, second and first quarter of 2020, respectively.

The tables below show the contractual maturities of our loans for the dates indicated:

	December 31, 2021
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$140,715	$1,099,955	$226,793	$7,007	$1,474,470
Municipal and non-profit	23,827	112,022	559,493	233,703	929,045
Owner occupied commercial real estate	40,510	160,853	266,664	65,609	533,636
Food and agribusiness	79,507	107,799	11,193	5,090	203,589
PPP loans	2,437	19,240	—	—	21,677
Total commercial	286,996	1,499,869	1,064,143	311,409	3,162,417
Commercial real estate non-owner occupied	200,042	316,473	147,783	431	664,729
Residential real estate	12,605	30,233	201,918	423,900	668,656
Consumer	3,504	11,507	2,570	—	17,581
Total loans	$503,147	$1,858,082	$1,416,414	$735,740	$4,513,383

	December 31, 2020
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$109,586	$927,881	$230,431	$2,734	$1,270,632
Municipal and non-profit	42,222	164,994	391,069	272,506	870,791
Owner occupied commercial real estate	24,510	177,311	238,135	76,283	516,239
Food and agribusiness	80,691	105,815	17,432	6,359	210,297
PPP loans	—	176,106	—	—	176,106
Total commercial	257,009	1,552,107	877,067	357,882	3,044,065
Commercial real estate non-owner occupied	72,486	426,291	129,963	3,256	631,996
Residential real estate	18,569	36,747	269,166	334,177	658,659
Consumer	5,167	10,886	2,953	—	19,006
Total loans	$353,231	$2,026,031	$1,279,149	$695,315	$4,353,726

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	December 31, 2021
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$460,795	4.18%	$872,961	3.41%	$1,333,756	3.67%
Municipal and non-profit(1)	881,339	3.37%	23,879	2.76%	905,218	3.35%
Owner occupied commercial real estate	293,190	4.70%	199,936	3.75%	493,126	4.45%
Food and agribusiness	49,303	5.21%	74,779	3.95%	124,082	4.45%
PPP loans	19,239	1.00%	—	—	19,239	1.00%
Total commercial	1,703,866	3.88%	1,171,555	3.49%	2,875,421	3.72%
Commercial real estate non-owner occupied	214,463	4.28%	250,224	3.51%	464,687	3.86%
Residential real estate	360,648	3.45%	295,403	4.00%	656,051	3.70%
Consumer	11,567	4.37%	2,510	3.52%	14,077	4.21%
Total loans with > 1 year maturity	$2,290,544	3.85%	$1,719,692	3.58%	$4,010,236	3.74%

	December 31, 2020
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$320,745	4.68%	$840,301	3.11%	$1,161,046	3.54%
Municipal and non-profit(1)	803,350	3.55%	25,219	2.83%	828,569	3.53%
Owner occupied commercial real estate	261,406	4.82%	230,323	3.88%	491,729	4.51%
Food and agribusiness	57,360	5.02%	72,246	3.67%	129,606	4.27%
PPP loans	176,106	1.00%	—	—	176,106	1.00%
Total commercial	1,618,967	3.79%	1,168,089	3.29%	2,787,056	3.58%
Commercial real estate non-owner occupied	253,879	4.65%	305,631	3.42%	559,510	3.98%
Residential real estate	298,759	3.60%	341,332	4.14%	640,091	3.89%
Consumer	11,384	4.92%	2,455	3.50%	13,839	4.66%
Total loans with > 1 year maturity	$2,182,989	3.86%	$1,817,507	3.47%	$4,000,496	3.68%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $343,089 and $387,105 that have been swapped to variable rates at current market pricing at December 31, 2021 and 2020, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $746,508 and $711,582 with an FTE weighted average rate of 3.97% and 4.03% at December 31, 2021 and 2020, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during 2021 and 2020 was $0.8 million and $1.2 million, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Non-accrual loans:
Non-accrual loans, excluding restructured loans	$8,466	$12,190	$16,894	$21,017	$13,745
Restructured loans on non-accrual	2,366	8,197	4,854	3,439	7,255
Non-performing loans	10,832	20,387	21,748	24,456	21,000
OREO	7,005	4,730	7,300	10,596	10,491
Other repossessed assets	—	17	—	—	—
Total non-performing assets	$17,837	$25,134	$29,048	$35,052	$31,491

Loans 30-89 days past due and still accruing interest	$1,687	$968	$6,349	$5,066	$5,124
Loans 90 days or more past due and still accruing interest	420	162	1,662	1,047	25,407
Non-accrual loans	10,832	20,387	21,748	24,456	21,000
Total past due and non-accrual loans	$12,939	$21,517	$29,759	$30,569	$51,531
Accruing restructured loans	$7,186	$13,945	$6,885	$5,944	$8,461
Allowance for credit losses	49,694	59,777	39,064	35,692	31,264
Non-performing loans to total loans	0.24%	0.47%	0.49%	0.60%	0.66%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.25%	0.47%	0.53%	0.62%	1.46%
Total non-performing assets to total loans and OREO	0.39%	0.58%	0.66%	0.85%	0.99%
ACL to non-performing loans	458.77%	293.21%	179.62%	145.94%	148.88%

During 2021, total non-performing loans decreased $9.6 million, or 46.9%, from December 31, 2020. During 2021, accruing TDRs decreased $6.8 million, or 48.5%. OREO increased $2.3 million, or 48.1%, to $7.0 million at December 31, 2021, compared to December 31, 2020 primarily related to one previously acquired loan.

Loans 30-89 days past due and still accruing interest increased $0.7 million from December 31, 2020 to December 31, 2021, and loans 90 days or more past due and still accruing interest increased $0.3 million from December 31, 2020 to December 31, 2021.

The Company continues to monitor the operating status and trends of our clients to enable us to quickly detect credit deterioration and take action where needed. The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as TDRs under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments. The Company modified 19 loans totaling $9.9 million during the year ended December 31, 2021 and 510 loans totaling $519.0 million during the year ended December 31, 2020, due to the effects of the COVID-19 pandemic, that were not classified as TDRs. Modified loans that remained on a payment deferral plan, paying interest only, at December 31, 2021 totaled $5.3 million. At December 31, 2021, $206 thousand of loan modifications related to COVID-19 were a subsequent modification, and one loan totaling $206 thousand was classified as non-accrual. At December 31, 2020, modified loans that remained on a payment deferral plan totaled $173.6 million, or 4.0% of the total loan portfolio, of which $45.4 million, or 26.2%, were a subsequent modification.

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

Net charge-offs on loans during the year ended December 31, 2021 totaled $1.3 million, or 0.03% of total loans. During the year ended December 31, 2021, the Company recorded a provision release of $9.3 million, which included a provision release of $8.8 million for funded loans and a provision release of $0.5 million for unfunded loan commitments. Provision release was driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. Specific reserves on loans totaled $1.6 million at December 31, 2021.

Net charge-offs on loans during the year ended December 31, 2020 totaled $2.7 million, or 0.06% of total loans. During the year ended December 31, 2020, the Company recorded total provision expense of $17.6 million, which included a provision expense of $17.5 million for funded loans and a provision expense of $0.1 million for unfunded loan commitments. Provision expense was recorded to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to support non-PPP originated loan growth. Specific reserves on loans totaled $1.9 million at December 31, 2020.

The Company has elected to exclude accrued interest receivable (“AIR”) from the ACL calculation. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income. As of December 31, 2021 and December 31, 2020, AIR from loans totaled $15.7 million and $16.7 million, respectively.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $49.7 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at December 31, 2021. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ACL during the years listed:

	As of and for the years ended
	December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017
	Total loans	% NCOs(1)	Total loans	% NCOs(1)	Total loans	% NCOs(1)	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning balance	$59,777		$39,064		$35,692		$31,264		$29,174
Cumulative effect adjustment(2)	—		5,836		—		—		—
Charge-offs:
Commercial	(1,171)	0.02%	(2,023)	0.04%	(7,422)	0.17%	(895)	0.00%	(10,342)	0.34%
Commercial real estate non-owner occupied	—	0.00%	(412)	0.01%	(116)	0.00%	(11)	0.00%	—	0.00%
Residential real estate	(24)	0.00%	(67)	0.00%	(124)	0.00%	(118)	0.00%	(236)	0.00%
Consumer	(621)	0.01%	(726)	0.01%	(937)	0.02%	(1,134)	0.02%	(737)	0.02%
Total charge-offs	(1,816)		(3,228)		(8,599)		(2,158)		(11,315)
Recoveries	552		571		328		1,389		433
Net charge-offs	(1,264)	0.03%	(2,657)	0.06%	(8,271)	0.19%	(769)	0.02%	(10,882)	0.36%
Provision (release) expense for loan losses	(8,819)		17,534		11,643		5,197		12,972
Ending allowance for credit losses	$49,694		$59,777		$39,064		$35,692		$31,264
Ratio of ACL to total loans outstanding at period end	1.10%		1.37%		0.88%		0.87%		0.98%
Ratio of ACL to total loans outstanding, excluding PPP loans at period end	1.11%		1.43%		0.88%		0.87%		0.98%
Ratio of ACL to total non-performing loans at period end	458.77%		293.21%		179.62%		145.94%		148.88%
Total loans	$4,513,383		$4,353,726		$4,415,406		$4,092,308		$3,178,947
Average total loans outstanding during the period	4,358,707		4,578,894		4,288,226		3,819,603		3,029,446
Average total loans outstanding, excluding PPP loans during the period	4,224,607		4,352,984		4,288,226		3,819,603		3,029,446
Non-performing loans	10,832		20,387		21,748		24,456		21,000

(1)	Ratio of net charge-offs to average total loans.
(2)	Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	December 31, 2021
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,140,740	69.6%	$31,256	62.9%
PPP loans(1)	21,677	0.5%	—	0.0%
Commercial real estate non-owner occupied	664,729	14.7%	10,033	20.2%
Residential real estate	668,656	14.8%	8,056	16.2%
Consumer	17,581	0.4%	349	0.7%
Total	$4,513,383	100.0%	$49,694	100.0%

(1)	PPP loans are fully guaranteed by the SBA.

	December 31, 2020
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,867,959	66.0%	$30,376	50.8%
PPP loans(1)	176,106	4.0%	—	0.0%
Commercial real estate non-owner occupied	631,996	14.5%	17,448	29.2%
Residential real estate	658,659	15.1%	11,492	19.2%
Consumer	19,006	0.4%	461	0.8%
Total	$4,353,726	100.0%	$59,777	100.0%

(1)	PPP loans are fully guaranteed by the SBA.

	December 31, 2019
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,992,307	67.8%	$30,442	77.9%
Commercial real estate non-owner occupied	630,906	14.3%	4,850	12.4%
Residential real estate	770,417	17.4%	3,468	8.9%
Consumer	21,776	0.5%	304	0.8%
Total	$4,415,406	100.0%	$39,064	100.0%

	December 31, 2018
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,644,571	64.6%	$27,137	76.1%
Commercial real estate non-owner occupied	592,212	14.5%	4,406	12.3%
Residential real estate	830,815	20.3%	3,800	10.6%
Consumer	24,710	0.6%	349	1.0%
Total	$4,092,308	100.0%	$35,692	100.0%

	December 31, 2017
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$1,874,605	59.0%	$21,385	68.4%
Commercial real estate non-owner occupied	563,049	17.7%	5,609	17.9%
Residential real estate	716,237	22.5%	3,965	12.7%
Consumer	25,056	0.8%	305	1.0%
Total	$3,178,947	100.0%	$31,264	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at December 31, 2021 and 2020:

					Increase (decrease)
	December 31, 2021		December 31, 2020		Amount	% Change
Non-interest bearing demand deposits	$2,506,265	40.2%	$2,111,045	37.1%	$395,220	18.7%
Interest bearing demand deposits	555,401	8.9%	514,286	9.1%	41,115	8.0%
Savings accounts	774,559	12.4%	646,829	11.4%	127,730	19.7%
Money market accounts	1,558,032	25.0%	1,417,940	25.0%	140,092	9.9%
Total transaction deposits	5,394,257	86.5%	4,690,100	82.6%	704,157	15.0%
Time deposits < $250,000	703,741	11.4%	820,229	14.5%	(116,488)	(14.2)%
Time deposits > $250,000	130,175	2.1%	165,903	2.9%	(35,728)	(21.5)%
Total time deposits	833,916	13.5%	986,132	17.4%	(152,216)	(15.4)%
Total deposits	$6,228,173	100.0%	$5,676,232	100.0%	$551,941	9.7%

The following table shows uninsured time deposits by scheduled maturity as of December 31, 2021:

December 31, 2021
Three months or less	$14,340
Over 3 months through 6 months	4,538
Over 6 months through 12 months	17,027
Thereafter	21,520
Total uninsured time deposits	$57,425

At December 31, 2021 and 2020, time deposits that were scheduled to mature within 12 months totaled $555.4 million and $659.5 million, respectively. Of the time deposits scheduled to mature within 12 months at December 31, 2021, $81.4 million were in denominations of $250,000 or more, and $474.0 million were in denominations less than $250,000. The aggregate amount of time deposits that exceeded the FDIC insurance limit was $57.4 million at December 31, 2021. Note 12 to the consolidated financial statements provides a maturity schedule of time deposits outstanding at December 31, 2021.

Long-term debt

During the fourth quarter of 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at December 31, 2021, net of long-term debt issuance costs totaling $0.5 million, totaled $39.5 million. Interest expense totaling $183.3 thousand was recorded within other liabilities in the consolidated statements of financial condition during the year ended December 31, 2021.

The note is subordinated, unsecured and matures on November 15, 2031. Payments consist of interest only. Beginning November 15, 2021, the note will initially be payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company intends to use the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

Other borrowings

As of December 31, 2021 and 2020, the Bank sold securities under agreements to repurchase totaling $22.8 million and $22.9 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $0.9 billion at December 31, 2021. The Bank utilizes its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At December 31, 2021 and 2020, the Bank had no outstanding borrowings with the FHLB. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at December 31, 2021 or 2020. Loans pledged were $1.3 billion at December 31, 2021 and $1.2 billion at December 31, 2020. The Company incurred no interest expense related to FHLB advances or other short-term borrowings for the year ended December 31, 2021, compared to $1.3 million for the year ended December 31, 2020.

Regulatory Capital

Our subsidiary bank and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At December 31, 2021 and 2020, our subsidiary bank and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 14 of our consolidated financial statements.

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

Overview of results of operations

Net income totaled a record $93.6 million, or $3.01 per diluted share, during 2021, compared to net income of $88.6 million, or $2.85 per diluted share, during 2020. The return on average tangible assets was 1.37% and 1.44% during the years ended December 31, 2021 and 2020, respectively, and the return on average tangible common equity was 12.87% and 13.27%, respectively.

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

The table below presents the components of net interest income on a FTE basis for the years ended December 31, 2021, 2020 and 2019. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

	For the year ended			For the year ended			For the year ended
	December 31, 2021			December 31, 2020			December 31, 2019
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,129,684	$164,527	3.98%	$4,237,091	$171,592	4.05%	$3,838,229	$183,502	4.78%
Acquired loans	202,174	17,340	8.58%	299,901	27,909	9.31%	443,025	35,992	8.12%
Loans held for sale	178,373	5,110	2.86%	185,182	5,628	3.04%	113,183	4,407	3.89%
Investment securities available-for-sale	667,859	10,014	1.50%	591,870	11,406	1.93%	713,686	15,472	2.17%
Investment securities held-to-maturity	576,343	7,311	1.27%	248,006	5,099	2.06%	207,784	5,825	2.80%
Other securities	15,032	838	5.57%	26,903	1,157	4.30%	28,060	1,770	6.31%
Interest earning deposits and securities purchased under agreements to resell	751,835	986	0.13%	206,911	314	0.15%	24,106	698	2.90%
Total interest earning assets FTE(2)	$6,521,300	$206,126	3.16%	$5,795,864	$223,105	3.85%	$5,368,073	$247,666	4.61%
Cash and due from banks	78,979			74,461			76,788
Other assets	472,775			511,721			430,402
Allowance for credit losses	(52,943)			(55,778)			(38,142)
Total assets	$7,020,111			$6,326,268			$5,837,121
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,772,091	$6,240	0.23%	$2,730,857	$8,605	0.32%	$2,426,963	$13,277	0.55%
Time deposits	914,837	7,362	0.80%	1,038,107	15,024	1.45%	1,074,506	16,526	1.54%
Securities sold under agreements to repurchase	20,338	23	0.11%	28,585	132	0.46%	60,445	668	1.11%
Long-term debt, net	6,200	196	3.16%	—	—	0.00%	—	—	0.00%
Federal Home Loan Bank advances	—	—	0.00%	95,418	1,295	1.36%	269,207	6,300	2.34%
Total interest bearing liabilities	$3,713,466	$13,821	0.37%	$3,892,967	$25,056	0.64%	$3,831,121	$36,771	0.96%
Demand deposits	2,355,171			1,497,940			1,159,080
Other liabilities	104,935			147,075			108,997
Total liabilities	6,173,572			5,537,982			5,099,198
Shareholders' equity	846,539			788,286			737,923
Total liabilities and shareholders' equity	$7,020,111			$6,326,268			$5,837,121
Net interest income FTE(2)		$192,305			$198,049			$210,895
Interest rate spread FTE(2)			2.79%			3.21%			3.65%
Net interest earning assets	$2,807,834			$1,902,897			$1,536,952
Net interest margin FTE(2)			2.95%			3.42%			3.93%
Average transaction deposits	$5,127,262			$4,228,797			$3,586,043
Average total deposits	6,042,099			5,266,904			4,660,549
Ratio of average interest earning assets to average interest bearing liabilities	175.61%			148.88%			140.12%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $5,161, $5,103 and $5,065 for the years ended 2021, 2020 and 2019, respectively.

(3)	Loan fees included in interest income totaled $18,207, $15,713 and $6,328 during 2021, 2020 and 2019, respectively.

Net interest income totaled $187.1 million, $192.9 million and $205.8 million during the years ended 2021, 2020 and 2019, respectively. Net interest income on an FTE basis totaled $192.3 million, $198.0 million and $210.9 million during the years ended 2021, 2020 and 2019, respectively. The yield on earning assets decreased 69 basis points, led by a decrease in the originated portfolio yields due to a remix of assets into lower-yielding cash balances and interest rate actions taken by the Federal Reserve during 2020. During 2021, the cost of funds decreased 22 basis points, compared to the prior year.

Average loans comprised $4.3 billion, or 66.4%, of total average interest earning assets during 2021, compared to $4.5 billion, or 78.3%, during 2020. The decrease in average loan balances was primarily driven by our careful approach to extending new credit, a focus on managing credit risk and yield and a decrease in PPP loan balances. During 2021, loan originations totaled $1.5 billion.

Average investment securities comprised 19.1% and 14.5% of total interest earning assets during 2021 and 2020, respectively. The increase in the investment portfolio was driven by strategic decisions to deploy a portion of excess liquidity into investment securities. Average interest bearing cash balances totaled $751.8 million during 2021, compared to $206.9 million during 2020.

Average balances of interest bearing liabilities decreased $179.5 million during 2021, compared to 2020. The decrease was driven by time deposits totaling $123.3 million, FHLB advances totaling $95.4 million and securities sold under agreements to repurchase totaling $8.2 million. The decrease was partially offset by increases in interest bearing demand, savings and money market deposits totaling $41.2 million and long-term debt totaling $6.2 million.

Total interest expense related to interest bearing liabilities was $13.8 million and $25.1 million during 2021 and 2020, respectively, at an average cost of 0.37% and 0.64% during 2021 and 2020, respectively. Additionally, the cost of deposits decreased 22 basis points to 0.23% during 2021, compared to 0.45% during 2020, due to the decline in short-term interest rates as a result of interest rate actions taken by the Federal Reserve.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for 2021, 2020 and 2019:

	The year ended December 31, 2021			The year ended December 31, 2020
	compared to			compared to
	the year ended December 31, 2020			the year ended December 31, 2019
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$(4,279)	$(2,786)	$(7,065)	$16,153	$(28,063)	$(11,910)
Acquired loans	(8,382)	(2,187)	(10,569)	(13,319)	5,236	(8,083)
Loans held for sale	(195)	(323)	(518)	2,188	(967)	1,221
Investment securities available-for-sale	1,139	(2,531)	(1,392)	(2,348)	(1,718)	(4,066)
Investment securities held-to-maturity	4,165	(1,953)	2,212	827	(1,553)	(726)
Other securities	(662)	343	(319)	(50)	(563)	(613)
Interest earning deposits and securities purchased under agreements to resell	715	(43)	672	277	(661)	(384)
Total interest income	$(7,499)	$(9,480)	$(16,979)	$3,728	$(28,289)	$(24,561)
Interest expense:
Interest bearing demand, savings and money market deposits	$93	$(2,458)	$(2,365)	$958	$(5,630)	$(4,672)
Time deposits	(992)	(6,670)	(7,662)	(527)	(975)	(1,502)
Securities sold under agreements to repurchase	(9)	(100)	(109)	(147)	(389)	(536)
Long-term debt, net	196	—	196	—	—	—
Federal Home Loan Bank advances	—	(1,295)	(1,295)	(2,359)	(2,646)	(5,005)
Total interest expense	(712)	(10,523)	(11,235)	(2,075)	(9,640)	(11,715)
Net change in net interest income	$(6,787)	$1,043	$(5,744)	$5,803	$(18,649)	$(12,846)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $5,161, $5,103 and $5,065 for the years ended 2021, 2020 and 2019, respectively.

(3)	Loan fees included in interest income totaled $18,207, $15,713 and $6,328 for the years ended December 31, 2021, 2020 and 2019, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the years ended
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,459,063	0.00%	$1,898,171	0.00%	$2,355,171	0.00%	$1,497,940	0.00%
Interest bearing demand	547,740	0.17%	660,817	0.21%	548,612	0.20%	821,813	0.23%
Money market accounts	1,549,844	0.25%	1,459,528	0.31%	1,506,274	0.27%	1,318,764	0.41%
Savings accounts	749,978	0.16%	626,252	0.18%	717,205	0.16%	590,280	0.23%
Time deposits	851,779	0.61%	1,008,297	1.16%	914,837	0.80%	1,038,107	1.45%
Total average deposits	$6,158,404	0.18%	$5,653,065	0.33%	$6,042,099	0.23%	$5,266,904	0.45%

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

The Company recorded a provision release of $9.3 million for the year ended December 31, 2021, which included a provision release of $8.8 million for funded loans and a provision release of $0.5 million for unfunded loan commitments, driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. During the year ended December 31, 2020, the Company recorded total provision expense of $17.6 million, which included a provision expense of $17.5 million for funded loans and a provision expense of $0.1 million for unfunded loan commitments, to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to support non-PPP originated loan growth.

The allowance for credit losses totaled 1.10% of total loans at December 31, 2021, compared to 1.37% at December 31, 2020. Excluding PPP loans, the allowance for credit losses totaled 1.11% of loans at December 31, 2021, compared to 1.43% at December 31, 2020.

Non-interest income

The table below details the components of non-interest income for the years presented:

	For the years ended December 31,			2021 vs 2020		2020 vs 2019
				Increase (decrease)		Increase (decrease)
	2021	2020	2019	Amount	% Change	Amount	% Change
Service charges	$14,894	$14,962	$17,895	$(68)	(0.5)%	$(2,933)	(16.4)%
Bank card fees	17,693	15,446	14,595	2,247	14.5%	851	5.8%
Mortgage banking income	63,360	102,384	42,346	(39,024)	(38.1)%	60,038	141.8%
Bank-owned life insurance income	2,208	2,360	1,713	(152)	(6.4)%	647	37.8%
Other non-interest income	12,174	4,719	5,888	7,455	158.0%	(1,169)	(19.9)%
OREO-related income	35	387	315	(352)	(91.0)%	72	22.9%
Total non-interest income	$110,364	$140,258	$82,752	$(29,894)	(21.3)%	$57,506	69.5%

Non-interest income totaled $110.4 million for the year ended December 31, 2021, compared to $140.3 million for the year ended December 31, 2020. The decrease was driven by $39.0 million lower mortgage banking income due to slower refinance activity in 2021 and competition driving tighter gain on sale margins. Included in mortgage banking income was a $1.3 million gain from the sale of mortgage servicing rights during 2021. Other non-interest income increased $7.5 million during 2021 due to $4.6 million of banking center consolidation-related income and $3.0 million of unrealized gains from equity method investments. Bank card fees increased $2.2 million due to changes in consumer behavior.

Non-interest expense

The table below details the components of non-interest expense for the years presented:

	For the years ended December 31,			2021 vs 2020		2020 vs 2019
				Increase (decrease)		Increase (decrease)
	2021	2020	2019	Amount	% Change	Amount	% Change
Salaries and benefits	$127,504	$141,170	$122,732	$(13,666)	(9.7)%	$18,438	15.0%
Occupancy and equipment	25,283	27,473	27,336	(2,190)	(8.0)%	137	0.5%
Telecommunications and data processing	9,310	9,042	8,754	268	3.0%	288	3.3%
Marketing and business development	2,509	2,802	3,897	(293)	(10.5)%	(1,095)	(28.1)%
FDIC deposit insurance	1,850	1,168	1,049	682	58.4%	119	11.3%
Bank card expenses	5,177	4,388	4,780	789	18.0%	(392)	(8.2)%
Professional fees	5,423	2,946	3,256	2,477	84.1%	(310)	(9.5)%
Other non-interest expense	10,414	10,547	10,867	(133)	(1.3)%	(320)	(2.9)%
Problem asset workout	2,063	3,148	3,186	(1,085)	(34.5)%	(38)	(1.2)%
Gain on OREO sales, net	(475)	(38)	(7,193)	437	>100.0%	(7,155)	(99.5)%
Core deposit intangible asset amortization	1,183	1,183	1,183	—	—	—	—
Banking center consolidation-related expense	1,589	2,348	898	(759)	(32.3)%	1,450	161.5%
Total non-interest expense	$191,830	$206,177	$180,745	$(14,347)	(7.0)%	$25,432	14.1%

During the year ended December 31, 2021, non-interest expense decreased $14.3 million, or 7.0%, compared to the year ended December 31, 2020, primarily due to lower mortgage-related compensation as well as the Company’s strategic efforts to improve operating efficiency. Salaries and benefits decreased $13.7 million primarily due to lower mortgage banking related compensation. Included in 2021 were $2.5 million of transaction-related professional fees for the investments in Finstro Global Holdings, Inc. and Figure Technologies. Occupancy and equipment decreased $2.2 million largely due to efficiencies gained from banking center consolidations. Problem asset workout expense decreased $1.1 million, and gain on sale of OREO increased $0.4 million.

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

Income tax expense totaled $21.4 million during 2021, compared to $20.8 million during 2020. Included in income tax expense was $0.6 million of tax benefit and $0.1 million of tax expense from stock compensation activity during 2021 and 2020, respectively. Adjusting for the stock compensation activity, the effective tax rate for 2021 was 19.1% compared to an adjusted rate of 19.0% for 2020. As of December 31, 2021, our marginal tax rate (the rate we pay on each incremental dollar of earnings) was approximately 23%. However, our effective tax rate (income tax expense divided by income before income taxes) for a given period differs from our marginal rate largely due to income and expense items that are non-taxable or non-deductible in the calculation of income tax expense. The lower effective tax rate compared to the federal statutory tax rate was primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

Liquidity and Capital Resources

Liquidity

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. Management believes that the Company's excess cash, borrowing capacity and access to sufficient sources of capital are adequate to meet its short-term and long-term liquidity needs in the foreseeable future. Our primary sources of funds are deposits, securities sold under agreements to repurchase, prepayments and maturities of loans and investment securities, the sale of investment securities, and funds provided from operations. We anticipate having access to other third party funding sources, including the ability to raise funds through the issuance of shares of our common stock or other equity or equity-related securities, incurrence of debt, and federal funds purchased, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12-month period, and we may utilize any combination of these funding sources for long-term liquidity needs if deemed prudent.

On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Cash and due from banks	$845,195	$605,065
Interest bearing bank deposits	500	500
Unencumbered investment securities, at fair value	781,166	513,945
Total	$1,626,861	$1,119,510

Total on-balance sheet liquidity increased $507.4 million from December 31, 2020 to December 31, 2021, primarily driven by strong deposit growth.

Through our relationship with the FHLB, the Bank may pledge qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. There were no investment securities pledged at December 31, 2021 or 2020. The Bank had loans pledged as collateral for FHLB advances of $1.3 billion at December 31, 2021 and $1.2 billion at December 31, 2020. FHLB advances, lines of credit and other short-term borrowing availability totaled $0.9 billion at December 31, 2021. The Bank can obtain additional liquidity through the FHLB facility, if required, and also has access to federal funds lines of credit with correspondent banks.

During 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating note. The Company intends to use the net proceeds from the sale of the note for general corporate purposes. The note is not subject to redemption at the option of the holder.

Our primary uses of funds are loan originations, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses, and share repurchases. For additional information regarding our operating, investing and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Exclusive from the investing activities related to acquisitions, our primary investing activities are originations and pay-offs and paydowns of loans and purchases and sales of investment securities. At December 31, 2021, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.3 billion at December 31, 2021, inclusive of pre-tax net unrealized gains of $3.4 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $2.2 million of pre-tax net unrealized gains at December 31, 2021. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of December 31, 2021, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of December 31, 2021, $555.4 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits.

We enter into contractual obligations that require a future cash settlement. These may include operating lease obligations, purchase obligations, time deposits and issuance of long-term debt. For the year ended December 31, 2021, contractual obligations totaled $924.6 million with $576.1 million estimated to be paid within one year. Included within those contractual obligations were time deposits totaling $833.9 million, with $555.4 million of that estimated to be paid within one year.

Capital

Under the Basel III requirements, at December 31, 2021, the Company and the Bank met all capital adequacy requirements, and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 14 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On February 24, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $75.0 million of the Company’s stock which replaces the previously authorized $50.0 million stock repurchase program announced in February 2020 in its entirety. During 2021, the Company repurchased 912,213 shares for $36.4 million at a weighted average price per share of $39.88. The remaining authorization under the new program as of December 31, 2021 was $38.6 million.

On January 20, 2022, our Board of Directors declared a quarterly dividend of $0.23 per common share, payable on March 15, 2022 to shareholders of record at the close of business on February 25, 2022.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at December 31, 2021 and 2020. During the year ended December 31, 2021, our asset sensitivity decreased slightly for a rising rate environment as a result of the balance sheet mix. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 25 basis point decrease in interest rates on net interest income based on the interest rate risk model at December 31, 2021 and 2020:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	December 31, 2021	December 31, 2020
200	11.12%	14.22%
100	5.37%	7.46%
(25)	(0.67)%	(0.46)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of longer duration loans. The strategy with respect to liabilities has been to continue to emphasize transaction account growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 86.5% of total deposits at December 31, 2021, compared to 82.6% at December 31, 2020. We currently have no brokered time deposits.

Impact of Inflation and Changing Prices

The primary impact of inflation on our operations is reflected in increasing operating costs and non-interest expense. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do changes in the general rate of inflation and changes in prices. Interest rate changes do not necessarily move in the same direction, nor have the same magnitude, as changes in the prices of goods and services. Although not as critical to the banking industry as many other industries, inflationary factors may have some impact on our ability to grow, total assets, earnings and capital levels. We do not expect inflation to be a significant factor in our financial results in the near future. To help curb inflation, the Federal Reserve has indicated that they will more than likely increase interest rates during the first quarter of 2022.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of December 31, 2021 and 2020, we had loan commitments totaling $992.5 million and $848.6 million, respectively, and standby letters of credit that totaled $7.3 million for both 2021 and 2020. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon. We do not anticipate any material losses arising from commitments or contingent liabilities, and we do not believe that there are any material commitments to extend credit that represent risks of an unusual nature.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

National Bank Holdings Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries (the Company) as of December 31, 2021and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.

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

Allowance for credit losses for loans individually evaluated on a collective basis

As discussed in Note 3 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326), as of January 1, 2020. As discussed in Note 7 to the consolidated financial statements, the allowance for credit losses related to loans collectively evaluated for impairment (the collective ACL) was $48.1 million of a total ACL of $49.7 million as of December 31, 2021. The Company estimated the December 31, 2021 collective ACL by first disaggregating the loan portfolio into segments based upon broad characteristics such as primary use and underlying collateral. Within these segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics. The 2021 collective ACL was determined at the class level, analyzing loss history based upon specific loss drivers and risk factors affecting each loan class. The Company utilized a discounted cash flow (DCF) model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The 2021 collective ACL was calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual life of loan cash flow modeling, excluding extensions and renewals, using loan-specific interest rates and repayment schedules including estimated prepayment rates and loss recovery timing delays. The model incorporates forecasts of certain national macroeconomic factors (reasonable and supportable forecasts) which drive correlated Probability of Default (“PD”) and Loss Given Default (“LGD”) rates, which in turn, drive the losses predicted in establishing the Company’s 2021 collective ACL. Management accounts for the inherent uncertainty of the underlying economic forecast by reviewing and weighting alternate forecast scenarios. PD and LGD rates along with prepayment rates and loss recovery time delays are determined at a loan class level making use of both internal and peer historical loss rate data. For periods beyond the reasonable and supportable forecast period, the Company reverts to historical long-term average loss rates on a straight-line basis. The length of the forecast period spans four quarters. The length of the reversion period is based on management’s assessment of the length and pattern of the current economic cycle and typically ranges from four to eight quarters. Additionally, the 2021 collective ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience.

We identified the assessment of the 2021 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge in the industry, and subjective and complex auditor judgment was involved in the assessment of the 2021 collective ACL. Specifically, the assessment encompassed the evaluation of the 2021 collective ACL methodology, including (1) the DCF model and significant assumptions: PD, LGD, prepayment rates, discount rates, loss recovery time delays, the use of peer data, portfolio segmentation, the length and weighting of the reasonable and supportable forecast and the reversion period, and (2) the qualitative risk factors. The assessment also included an evaluation of the conceptual soundness and performance of the underlying models and assumptions. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the 2021 collective ACL estimate, including controls over the:

◾	development of the 2021 collective ACL methodology

◾	continued use and appropriateness of changes made to the DCF model
◾	performance monitoring of the DCF model
◾	identification and determination of the significant assumptions used in the DCF model
◾	continued use and appropriateness of changes made to the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
◾	analysis of the overall ACL results, trends, and ratios.

We evaluated the Company’s process to develop the 2021 collective ACL estimate by testing certain sources of data, factors, and significant assumptions that the Company used, and considered the relevance and reliability of such data, factors, and significant assumptions, including an evaluation of whether additional factors or alternative assumptions should be used. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

◾	evaluating the Company’s 2021 collective ACL methodology for compliance with U.S. generally accepted accounting principles
◾	assessing the conceptual soundness and performance testing of the DCF model by inspecting the model documentation to determine whether the models are suitable for their intended use
◾	evaluating judgments made by the Company in the continued use and appropriateness of changes made to the PD, LGD, prepayment rates, loss recovery time delays, use of peer data, and the reversion period assumptions by comparing them to relevant Company-specific metrics and trends, and the applicable industry and regulatory practices
◾	evaluating the selection of methodology used to develop the economic forecast scenarios, including the weighting of the scenarios, and underlying assumptions, by comparing it to the Company’s business environment and relevant industry practices
◾	determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
◾	evaluating the methodology used to develop the qualitative factors and the effect of those factors on the 2021 collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying DCF model.

We also assessed the sufficiency of the audit evidence obtained related to the 2021 collective ACL estimate by evaluating the:

◾	cumulative results of the audit procedures
◾	qualitative aspects of the Company’s accounting practices
◾	potential bias in the accounting estimates.

We have served as the Company’s auditor since 2010.

Kansas City, Missouri

February 23, 2022

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2021 and 2020

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$845,195	$605,065
Interest bearing bank deposits	500	500
Cash and cash equivalents	845,695	605,565
Investment securities available-for-sale (at fair value)	691,847	661,955
Investment securities held-to-maturity (fair value of $599,260 and $381,691 at December 31, 2021 and December 31, 2020, respectively)	609,012	376,615
Non-marketable securities	50,740	22,073
Loans	4,513,383	4,353,726
Allowance for credit losses	(49,694)	(59,777)
Loans, net	4,463,689	4,293,949
Loans held for sale	139,142	247,813
Other real estate owned	7,005	4,730
Premises and equipment, net	96,747	106,982
Goodwill	115,027	115,027
Intangible assets, net	12,322	17,928
Other assets	182,785	207,313
Total assets	$7,214,011	$6,659,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,506,265	$2,111,045
Interest bearing demand deposits	555,401	514,286
Savings and money market	2,332,591	2,064,769
Time deposits	833,916	986,132
Total deposits	6,228,173	5,676,232
Securities sold under agreements to repurchase	22,768	22,897
Long-term debt, net	39,478	—
Other liabilities	83,486	140,130
Total liabilities	6,373,905	5,839,259
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 29,958,764 and 30,634,291 shares outstanding at December 31, 2021 and December 31, 2020, respectively	515	515
Additional paid-in capital	1,014,294	1,011,362
Retained earnings	289,876	223,175
Treasury stock of 21,384,676 and 20,686,986 shares at December 31, 2021 and December 31, 2020, respectively, at cost	(457,616)	(424,127)
Accumulated other comprehensive (loss) income, net of tax	(6,963)	9,766
Total shareholders’ equity	840,106	820,691
Total liabilities and shareholders’ equity	$7,214,011	$6,659,950

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands, except share and per share data)

	2021	2020	2019
Interest and dividend income:
Interest and fees on loans	$181,816	$200,026	$218,836
Interest and dividends on investment securities	17,325	16,505	21,297
Dividends on non-marketable securities	838	1,157	1,770
Interest on interest-bearing bank deposits	986	314	698
Total interest and dividend income	200,965	218,002	242,601
Interest expense:
Interest on deposits	13,602	23,629	29,803
Interest on borrowings	219	1,427	6,968
Total interest expense	13,821	25,056	36,771
Net interest income before provision for loan losses	187,144	192,946	205,830
Provision (release) expense for loan losses	(9,293)	17,630	11,643
Net interest income after provision for loan losses	196,437	175,316	194,187
Non-interest income:
Service charges	14,894	14,962	17,895
Bank card fees	17,693	15,446	14,595
Mortgage banking income	63,360	102,384	42,346
Bank-owned life insurance income	2,208	2,360	1,713
Other non-interest income	12,174	4,719	5,888
OREO-related income	35	387	315
Total non-interest income	110,364	140,258	82,752
Non-interest expense:
Salaries and benefits	127,504	141,170	122,732
Occupancy and equipment	25,283	27,473	27,336
Telecommunications and data processing	9,310	9,042	8,754
Marketing and business development	2,509	2,802	3,897
FDIC deposit insurance	1,850	1,168	1,049
Bank card expenses	5,177	4,388	4,780
Professional fees	5,423	2,946	3,256
Other non-interest expense	10,414	10,547	10,867
Problem asset workout	2,063	3,148	3,186
Gain on OREO sales, net	(475)	(38)	(7,193)
Core deposit intangible asset amortization	1,183	1,183	1,183
Banking center consolidation-related expense	1,589	2,348	898
Total non-interest expense	191,830	206,177	180,745
Income before income taxes	114,971	109,397	96,194
Income tax expense	21,365	20,806	15,829
Net income	$93,606	$88,591	$80,365
Earnings per share—basic	$3.04	$2.87	$2.57
Earnings per share—diluted	3.01	2.85	2.55
Weighted average number of common shares outstanding:
Basic	30,727,566	30,857,086	31,175,825
Diluted	31,068,159	31,075,857	31,530,817

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
Net income	$93,606	$88,591	$80,365
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $5,034, ($2,634), and ($4,510) for the years ended 2021, 2020 and 2019, respectively.	(16,186)	8,482	14,352
Less: amortization of net unrealized holding gains to income, net of tax benefit of $168, $248, and $320 for the years ended 2021, 2020 and 2019, respectively.	(543)	(778)	(1,015)
Other comprehensive (loss) income	(16,729)	7,704	13,337
Comprehensive income	$76,877	$96,295	$93,702

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended 2021, 2020 and 2019

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2018	$515	$1,014,399	$106,990	$(415,623)	$(11,275)	$695,006
Cumulative effect adjustment(1)	—	—	256	—	—	256
Net income	—	—	80,365	—	—	80,365
Stock-based compensation	—	4,869	—	—	—	4,869
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $6,010, net	—	(10,045)	—	6,661	—	(3,384)
Cash dividends declared ($0.75 per share)	—	—	(23,529)	—	—	(23,529)
Other comprehensive income	—	—	—	—	13,337	13,337
Balance, December 31, 2019	$515	$1,009,223	$164,082	$(408,962)	$2,062	$766,920
Cumulative effect adjustment(2)	$—	$—	$(4,623)	$—	$—	$(4,623)
Net income	—	—	88,591	—	—	88,591
Stock-based compensation	—	5,299	—	—	—	5,299
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,588, net	—	(3,160)	—	4,311	—	1,151
Repurchase of 734,117 shares	—	—	—	(19,476)	—	(19,476)
Cash dividends declared ($0.80 per share)	—	—	(24,875)	—	—	(24,875)
Other comprehensive income	—	—	—	—	7,704	7,704
Balance, December 31, 2020	$515	$1,011,362	$223,175	$(424,127)	$9,766	$820,691
Net income	$—	$—	$93,606	$—	$—	$93,606
Stock-based compensation	—	5,541	—	—	—	5,541
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,661, net	—	(2,609)	—	2,911	—	302
Repurchase of 912,213 shares	—	—	—	(36,400)	—	(36,400)
Cash dividends declared ($0.87 per share)	—	—	(26,905)	—	—	(26,905)
Other comprehensive loss	—	—	—	—	(16,729)	(16,729)
Balance, December 31, 2021	$515	$1,014,294	$289,876	$(457,616)	$(6,963)	$840,106

(1)	Related to the adoption of Accounting Standards Update No. 2016-02, Leases. Refer to note 3 – Recent Accounting Pronouncements of our consolidated financial statements for further details.
(2)

Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments. Refer to note 3 – Recent Accounting Pronouncements of our consolidated financial statements for further details.

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	For the year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$93,606	$88,591	$80,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (release) expense for loan losses	(9,293)	17,630	11,643
Provision (release) expense for mortgage loan repurchases	(108)	662	(366)
Depreciation and amortization	13,585	14,449	15,038
Change in current income tax receivable	1,045	(2,371)	1,955
Change in deferred income taxes	(226)	3,477	8,793
Net excess tax (benefit) expense from stock-based compensation	(644)	51	(2,160)
Discount accretion, net of premium amortization on securities	4,335	3,374	2,047
Loan accretion	(6,582)	(11,694)	(15,590)
Gain on sale of mortgages, net	(56,946)	(98,250)	(39,922)
Origination of loans held for sale, net of repayments	(1,867,734)	(2,376,660)	(1,317,547)
Proceeds from sales of loans held for sale	2,041,158	2,348,166	1,289,877
Bank-owned life insurance income	(2,208)	(2,360)	(1,713)
Gain on the sale of other real estate owned, net	(475)	(38)	(7,193)
(Income) loss from non-marketable securities	(2,985)	406	298
Originations of mortgage serving rights	(7,882)	(10,354)	(27)
Proceeds from sales of mortgage servicing rights	11,375	—	—
Gain on sale of mortgage servicing rights	(1,290)	—	—
(Recovery) impairment of mortgage servicing rights	(740)	751	129
Impairment on other real estate owned	799	470	1,082
Impairment on fixed assets related to banking center consolidations	1,553	1,631	898
Gain on sale of fixed assets	(3,768)	—	—
Gain from banking center divestiture	(778)	—	—
Stock-based compensation	5,541	5,299	4,869
Operating lease payments	(5,099)	(5,414)	(5,294)
Change in other assets	24,225	(18,073)	670
Change in other liabilities	(50,962)	34,045	16,391
Net cash provided by (used in) operating activities	179,502	(6,212)	44,243
Cash flows from investing activities:
Proceeds from non-marketable securities	2,006	13,709	14,737
Proceeds from maturities of investment securities available-for-sale	235,860	271,508	195,467
Proceeds from maturities of investment securities held-to-maturity	161,923	88,071	60,948
Proceeds from sales of investment securities available-for-sale	—	—	20,378
Proceeds from sales of other real estate owned	1,917	3,671	12,112
Purchase of non-marketable securities	(27,688)	(4,107)	(18,700)
Purchase of investment securities available-for-sale	(288,580)	(286,130)	(45,745)
Purchase of investment securities held-to-maturity	(397,758)	(284,170)	(10,201)
Sales (purchases) of premises and equipment, net	5,146	(4,352)	(11,204)
Net (increase) decrease in loans	(166,662)	49,209	(312,844)
Purchase of bank-owned life insurance	—	—	(20,000)
Net cash used in investing activities	(473,836)	(152,591)	(115,052)
Cash flows from financing activities:
Net increase in deposits	552,719	939,100	201,511
Net decrease in repurchase agreements and other short-term borrowings	(129)	(34,038)	(9,112)
Proceeds from long-term debt	40,000	—	—
Payment of long-term debt issuance costs	(535)	—	—
Advances from FHLB	—	947,431	1,477,447
FHLB repayments	—	(1,155,106)	(1,571,432)
Issuance of stock under purchase and equity compensation plans	(2,267)	(749)	(6,229)
Proceeds from exercise of stock options	2,489	1,832	2,788
Payment of dividends	(26,888)	(24,816)	(23,530)
Repurchase of common stock	(36,400)	(19,476)	—
Net cash provided by financing activities	528,989	654,178	71,443
Increase in cash, cash equivalents and restricted cash(1)	234,655	495,375	634
Cash, cash equivalents and restricted cash at beginning of the year(1)	615,565	120,190	119,556
Cash, cash equivalents and restricted cash at end of period(1)	$850,220	$615,565	$120,190
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$16,638	$27,622	$34,458
Net tax payment	15,389	22,111	9,271
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	4,516	1,533	2,705
(Decrease) increase in loans purchased but not settled	—	(16,351)	7,372
Loans transferred from loans held for sale to loans	7,807	3,625	1,732
Lease right-of-use assets obtained	—	—	(30,474)

(1)

Included in restricted cash at December 31, 2021, 2020 and 2019 is $4.5 million, $10.0 million and $10.0 million, respectively, placed in escrow for certain potential liabilities, for which the Company is indemnified, resulting from a previous acquisition. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition.

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

Note 1 Basis of Presentation

National Bank Holdings Corporation is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 81 banking centers as of December 31, 2021, located primarily in Colorado, the greater Kansas City region, Texas, Utah and New Mexico, as well as through online and mobile banking products and services.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and, where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. During 2021, the Company updated its asset classifications to include certain financial instruments within non-marketable securities that were previously reported in other assets in the statements of financial condition. The prior period presentations have been reclassified to conform to the current period presentations. Refer to note 5 for further discussion. All amounts are in thousands, except share data and per share data, or as otherwise noted.

While general economic conditions have been improving, the COVID-19 pandemic caused disruption to the communities we serve and has changed the way we live and work. We continue to remain committed to ensuring our associates, clients and communities are receiving the support they need through our banking centers and our digital banking platform. Our teams have been working diligently to support our clients who are experiencing financial hardship due to COVID-19 through participation in the SBA’s Paycheck Protection Program, including assistance with PPP loan forgiveness applications, and loan modifications, as needed. While access to vaccines in the United States has increased, the efficacy of those vaccines, the impact of emerging targeted vaccine mandates and new variants of the virus, and the length of time that the government-mandated measures must remain in place or potentially be reinstituted to address COVID-19 are unknown. The pandemic has had a negative impact to the U.S. labor market, consumer spending and business operations, and it is not clear how long new outbreaks of COVID-19 cases will have a continued impact.

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

c) Non-marketable securities— Non-marketable securities include FRB stock, FHLB stock and other non-marketable securities. FRB and FHLB securities have been acquired for debt facility or regulatory purposes and are carried at cost. Other non-marketable securities consist of equity method investments in which the Company’s proportionate share of income or loss is recognized one quarter in arrears in other non-interest income in the consolidated statements of operations. Equity method investments are periodically evaluated for impairment. If impairment is deemed other than temporary, the Company will reduce the carrying value of the investment to the extent it is not recoverable. Other non-marketable securities also include an investment in convertible preferred stock. As the convertible preferred stock does not have a readily determinable fair value, it is carried at cost and evaluated periodically for impairment.

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

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both "best efforts" and "mandatory delivery" forward loan sale commitments to mitigate the risk of potential increases or decreases in the values of loans that would result from the change in market rates for such loans. The Company manages the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage backed securities. Such contracts are accounted for as derivatives and are recorded at fair value as derivative assets or liabilities. They are carried in the consolidated statements of financial condition within other assets or other liabilities, and changes in fair value are recorded net as a component of mortgage banking income in the consolidated statements of operations. The gross gains on loan sales are recognized based on new loan commitments with adjustment for price and pair-off activity. Commission expenses on loans held for sale are recognized based on loans closed.

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

The Company uses an internal risk rating system to indicate credit quality in the loan portfolio. The risk rating system is applied to all loans and uses a series of grades, which reflect management’s assessment of the risk attributable to loans based on an analysis of the borrower’s financial condition and ability to meet contractual debt service requirements. Loans that management perceives to have acceptable risk are categorized as “Pass” loans. The “Special Mention” loans represent loans that have potential credit weaknesses that deserve management’s close attention. Special mention loans include borrowers that have potential weaknesses or unwarranted risks that, unless corrected, may threaten the borrower’s ability to meet debt requirements. However, these borrowers are still believed to have the ability to respond to and resolve the financial issues that threaten their financial situation. Loans classified as “Substandard” are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. “Doubtful” loans are loans that management believes the collection of payments in accordance with the terms of the loan agreement is highly questionable and improbable. Credit quality indicators are reviewed and updated in accordance with internal policy based on loan balance and risk rating. Interest accrual is discontinued on doubtful loans and certain substandard loans.

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

MSRs associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and included in intangible assets in the consolidated statements of financial condition. For subsequent measurement purposes, the Company measures servicing assets based on the lower of cost or market using the amortization method. The values of these capitalized servicing rights are amortized as an offset to the loan servicing income earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the fair value of those assets. For purposes of impairment evaluation and measurement, management stratifies MSRs based on the predominant risk characteristics of the underlying loans, including loan type and loan term. If, by individual stratum, the carrying amount of these MSRs exceeds fair value, a valuation allowance is established and the impairment is recognized in mortgage banking income. If the fair value of impaired MSRs subsequently increases, management recognizes the increase in fair value in current period mortgage banking income and, through a reduction in the valuation allowance, adjusts the carrying value of the MSRs to a level not in excess of amortized cost.

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

j) Other real estate owned—OREO consists of property that has been foreclosed on or repossessed by deed in lieu of foreclosure. The assets are initially recorded at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ACL. Subsequent downward valuation adjustments, if any, in addition to gains and losses realized on sales and net operating expenses, are recorded in non-interest expense. Costs associated with maintaining property, such as utilities and maintenance, are charged to expense in the period in which they occur, while costs relating to the development and improvement of property are capitalized to the extent the balance does not exceed fair value. All OREO acquired through acquisition is recorded at fair value, less cost to sell, at the date of acquisition.

k) Bank-owned life insurance—The Company is the owner and beneficiary of bank-owned life insurance ("BOLI”) policies that it purchased on certain associates of the Company. The BOLI is carried at net realizable value with changes in net realizable value recorded in non-interest income in the consolidated statements of operations.

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

p) Interest Rate Swap Derivatives—The Company carries all derivatives in the statement of financial condition at fair value. All derivative instruments are recognized as either assets or liabilities depending on the rights or obligations under the contracts. All gains and losses on the derivatives due to changes in fair value are recognized in earnings each period.

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

r) Acquisition activities—The Company accounts for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including identifiable intangible assets. If the fair value of net assets acquired exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. Fair values are subject to refinement for up to a maximum of one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Adjustments recorded to the acquired assets and liabilities assumed are applied prospectively in accordance with Accounting Standards Codification (“ASC”) Topic 805. The determination of the fair value of loans acquired takes into account credit quality deterioration and probability of loss; therefore, the related ACL is not carried forward at the time of acquisition.

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

Other Pronouncements— The Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement with no material impact on its financial statements.

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.3 billion at December 31, 2021 and included $0.7 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities. At December 31, 2020, investment securities totaled $1.0 billion and included $0.6 billion of available-for-sale securities and $0.4 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	December 31, 2021
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$231,523	$1,436	$(5,263)	$227,696
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	467,490	1,889	(8,045)	461,334
Municipal securities	230	7	—	237
Corporate debt	2,000	111	—	2,111
Other securities	469	—	—	469
Total investment securities available-for-sale	$701,712	$3,443	$(13,308)	$691,847

	December 31, 2020
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$193,424	$2,952	$(42)	$196,334
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	454,345	8,778	(344)	462,779
Municipal securities	362	13	—	375
Corporate debt	2,000	—	(2)	1,998
Other securities	469	—	—	469
Total investment securities available-for-sale	$650,600	$11,743	$(388)	$661,955

During 2021 and 2020, purchases of available-for-sale securities totaled $288.6 million and $286.1 million, respectively. Maturities and paydowns of available-for-sale securities during 2021 and 2020 totaled $235.9 million and $271.5 million, respectively. There were no sales of available-for-sale securities during 2021 or 2020.

At December 31, 2021 and 2020, the Company’s available-for-sale investment portfolio was primarily comprised of mortgage-backed securities, and all mortgage-backed securities were backed by GSE collateral such as FHLMC and FNMA and the government owned agency GNMA.

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$163,579	$(4,404)	$22,852	$(859)	$186,431	$(5,263)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	237,759	(5,593)	48,750	(2,452)	286,509	(8,045)
Total	$401,338	$(9,997)	$71,602	$(3,311)	$472,940	$(13,308)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$26,878	$(42)	$1	$—	$26,879	$(42)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	95,888	(328)	2,138	(16)	98,026	(344)
Corporate debt	1,998	(2)	—	—	1,998	(2)
Total	$124,764	$(372)	$2,139	$(16)	$126,903	$(388)

Management evaluated all of the available-for-sale securities in an unrealized loss position at December 31, 2021 and December 31, 2020. The portfolio included 49 securities, which were in an unrealized loss position at December 31, 2021, compared to 22 securities at December 31, 2020. The unrealized losses in the Company’s investment portfolio at December 31, 2021 and 2020 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $363.4 million and $385.8 million at December 31, 2021 and 2020, respectively. The Bank may also pledge available-for-sale investment securities as collateral for FHLB advances. No securities were pledged for this purpose at December 31, 2021 or 2020.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. As of December 31, 2021, municipal securities with an amortized cost and fair value of $0.2 million were due between one to five years. Corporate debt securities with an amortized cost of $2.0 million and fair value of $2.1 million were due after five years through ten years. Other securities with an amortized cost and fair value of $0.5 million as of December 31, 2021 have no stated contractual maturity date.

As of December 31, 2021 and December 31, 2020, AIR from available-for-sale investment securities totaled $1.0 million and $1.1 million, respectively, and was included within other assets in the statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$312,916	$2,061	$(5,363)	$309,614
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	296,096	122	(6,572)	289,646
Total investment securities held-to-maturity	$609,012	$2,183	$(11,935)	$599,260

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$306,187	$4,940	$(197)	$310,930
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	70,428	396	(63)	70,761
Total investment securities held-to-maturity	$376,615	$5,336	$(260)	$381,691

During 2021 and 2020, purchases of held-to-maturity securities totaled $397.8 million and $284.2 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $161.9 million and $88.1 million during 2021 and 2020, respectively.

The held-to-maturity portfolio included 48 securities which were in an unrealized loss position at December 31, 2021, compared to nine securities at December 31, 2020. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$197,095	$(3,499)	$45,353	$(1,864)	$242,448	$(5,363)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	276,098	(6,572)	—	—	276,098	(6,572)
Total	$473,193	$(10,071)	$45,353	$(1,864)	$518,546	$(11,935)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$53,453	$(197)	$—	$—	$53,453	$(197)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	19,554	(63)	—	—	19,554	(63)
Total	$73,007	$(260)	$—	$—	$73,007	$(260)

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

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $147.3 million and $140.6 million at December 31, 2021 and December 31, 2020, respectively. The Bank may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at December 31, 2021 or 2020.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

As of December 31, 2021 and December 31, 2020, AIR from held-to-maturity investment securities totaled $0.9 million and $0.7 million, respectively, and was included within other assets in the statements of financial condition.

Note 5 Non-marketable Securities

During 2021, the Company updated its asset classifications to include certain financial instruments previously included in other assets within non-marketable securities in the statements of financial condition.

Non-marketable securities totaled $50.7 million and $22.1 million at December 31, 2021 and 2020, respectively, and included FRB stock, FHLB stock and other non-marketable securities. At December 31, 2021, other non-marketable securities totaled $36.2 million and consisted of equity method investments totaling $16.2 million and convertible preferred stock without readily determinable fair values totaling $20.0 million. During the years ended December 31, 2021 and 2020, purchases of non-marketable securities totaled $27.7 million and $4.1 million, respectively. Included in these purchases were investments in two fintech firms, Finstro Global Holdings, Inc. of $20.0 million and Figure Technologies of $2.0 million. At December 31, 2020, the Company held $5.6 million of equity method investments.

At December 31, 2021, the Company held $13.9 million of FRB stock and $0.7 million of FHLB stock for regulatory or debt facility purposes. At December 31, 2020, the Company held $13.9 million of FRB stock and $2.6 million of FHLB stock. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost.

Note 6 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $9.4 million and $16.2 million at December 31, 2021 and 2020, respectively. Included in commercial loans are fully-guaranteed loans originated as part of the SBA’s Paycheck Protection Program of which $21.7 million and $176.1 million, net of fees and costs, were outstanding at December 31, 2021 and 2020, respectively.

	December 31, 2021
	Total loans	% of total
Commercial	$3,162,417	70.1%
Commercial real estate non-owner occupied	664,729	14.7%
Residential real estate	668,656	14.8%
Consumer	17,581	0.4%
Total	$4,513,383	100.0%

	December 31, 2020
	Total loans	% of total
Commercial	$3,044,065	70.0%
Commercial real estate non-owner occupied	631,996	14.5%
Residential real estate	658,659	15.1%
Consumer	19,006	0.4%
Total	$4,353,726	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at December 31, 2021 and 2020:

	December 31, 2021
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$481	$—	$1,490	$1,971	$1,494,176	$1,496,147
Municipal and non-profit	202	—	—	202	928,843	929,045
Owner occupied commercial real estate	207	—	4,525	4,732	528,904	533,636
Food and agribusiness	89	—	64	153	203,436	203,589
Total commercial	979	—	6,079	7,058	3,155,359	3,162,417
Commercial real estate non-owner occupied:
Construction	—	—	—	—	86,126	86,126
Acquisition/development	—	—	—	—	9,609	9,609
Multifamily	—	—	—	—	92,174	92,174
Non-owner occupied	94	217	121	432	476,388	476,820
Total commercial real estate	94	217	121	432	664,297	664,729
Residential real estate:
Senior lien	399	198	4,251	4,848	609,780	614,628
Junior lien	179	—	374	553	53,475	54,028
Total residential real estate	578	198	4,625	5,401	663,255	668,656
Consumer	36	5	7	48	17,533	17,581
Total loans	$1,687	$420	$10,832	$12,939	$4,500,444	$4,513,383

	December 31, 2021
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,490	$—	$1,490
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	4,525	—	4,525
Food and agribusiness	64	—	64
Total commercial	6,079	—	6,079
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	121	—	121
Total commercial real estate	121	—	121
Residential real estate:
Senior lien	3,274	977	4,251
Junior lien	374	—	374
Total residential real estate	3,648	977	4,625
Consumer	7	—	7
Total loans	$9,855	$977	$10,832

	December 31, 2020
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$170	$—	$6,312	$6,482	$1,440,256	$1,446,738
Municipal and non-profit	—	—	—	—	870,791	870,791
Owner occupied commercial real estate	—	—	5,450	5,450	510,789	516,239
Food and agribusiness	146	—	422	568	209,729	210,297
Total commercial	316	—	12,184	12,500	3,031,565	3,044,065
Commercial real estate non-owner occupied:
Construction	—	—	—	—	91,125	91,125
Acquisition/development	—	—	6	6	24,665	24,671
Multifamily	—	—	1,523	1,523	67,233	68,756
Non-owner occupied	—	—	135	135	447,309	447,444
Total commercial real estate	—	—	1,664	1,664	630,332	631,996
Residential real estate:
Senior lien	527	160	5,820	6,507	577,764	584,271
Junior lien	95	—	709	804	73,584	74,388
Total residential real estate	622	160	6,529	7,311	651,348	658,659
Consumer	30	2	10	42	18,964	19,006
Total loans	$968	$162	$20,387	$21,517	$4,332,209	$4,353,726

	December 31, 2020
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$6,080	$232	$6,312
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	2,698	2,752	5,450
Food and agribusiness	88	334	422
Total commercial	8,866	3,318	12,184
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	6	—	6
Multifamily	—	1,523	1,523
Non-owner occupied	135	—	135
Total commercial real estate	141	1,523	1,664
Residential real estate:
Senior lien	4,158	1,662	5,820
Junior lien	709	—	709
Total residential real estate	4,867	1,662	6,529
Consumer	10	—	10
Total loans	$13,884	$6,503	$20,387

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include non-accrual loans and TDRs on non-accrual status. There was no interest income recognized from non-accrual loans during the years ended December 31, 2021 and 2020.

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

The amortized cost basis for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following tables as of December 31, 2021 and 2020:

	December 31, 2021
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2021	2020	2019	2018	2017	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$424,813	$155,268	$146,420	$128,002	$49,408	$18,529	$519,678	$5,975	$1,448,093
Special mention	—	1,122	2,000	3,446	22,654	4,440	1,824	250	35,736
Substandard	—	99	89	744	10,399	303	105	—	11,739
Doubtful	—	375	—	54	49	101	—	—	579
Total commercial and industrial	424,813	156,864	148,509	132,246	82,510	23,373	521,607	6,225	1,496,147
Municipal and non-profit:
Pass	234,827	93,310	69,509	81,175	147,115	302,574	535	—	929,045
Total municipal and non-profit	234,827	93,310	69,509	81,175	147,115	302,574	535	—	929,045
Owner occupied commercial real estate:
Pass	122,641	81,072	84,359	71,183	48,086	77,100	13,666	1,688	499,795
Special mention	—	—	9,155	3,864	1,429	13,443	—	—	27,891
Substandard	—	1,192	1,527	—	220	2,028	—	—	4,967
Doubtful	—	389	550	—	—	44	—	—	983
Total owner occupied commercial real estate	122,641	82,653	95,591	75,047	49,735	92,615	13,666	1,688	533,636
Food and agribusiness:
Pass	11,245	20,606	6,966	21,427	2,443	24,047	107,978	24	194,736
Special mention	—	4,670	1,234	—	—	215	1,897	—	8,016
Substandard	—	—	—	—	259	578	—	—	837
Total food and agribusiness	11,245	25,276	8,200	21,427	2,702	24,840	109,875	24	203,589
Total commercial	793,526	358,103	321,809	309,895	282,062	443,402	645,683	7,937	3,162,417
Commercial real estate non-owner occupied:
Construction:
Pass	39,584	10,047	29,496	—	222	—	6,777	—	86,126
Total construction	39,584	10,047	29,496	—	222	—	6,777	—	86,126
Acquisition/development:
Pass	1,691	385	766	1,830	30	4,907	—	—	9,609
Total acquisition/development	1,691	385	766	1,830	30	4,907	—	—	9,609
Multifamily:
Pass	3,101	32,619	2,184	15,977	193	37,713	—	—	91,787
Special mention	—	—	—	—	—	387	—	—	387
Total multifamily	3,101	32,619	2,184	15,977	193	38,100	—	—	92,174
Non-owner occupied
Pass	59,060	58,964	122,452	18,425	92,349	95,265	557	—	447,072
Special mention	—	—	5,747	5,584	9,745	3,898	—	—	24,974
Substandard	—	—	—	729	—	4,045	—	—	4,774
Total non-owner occupied	59,060	58,964	128,199	24,738	102,094	103,208	557	—	476,820
Total commercial real estate non-owner occupied	103,436	102,015	160,645	42,545	102,539	146,215	7,334	—	664,729
Residential real estate:
Senior lien
Pass	223,120	100,476	38,696	21,889	29,554	177,051	18,278	188	609,252
Special mention	—	—	—	—	—	290	—	—	290
Substandard	44	325	684	318	299	3,416	—	—	5,086
Total senior lien	223,164	100,801	39,380	22,207	29,853	180,757	18,278	188	614,628
Junior lien
Pass	1,320	2,150	2,731	1,639	951	3,209	40,921	328	53,249
Special mention	—	—	—	—	—	—	24	322	346
Substandard	—	19	—	62	131	221	—	—	433
Total junior lien	1,320	2,169	2,731	1,701	1,082	3,430	40,945	650	54,028
Total residential real estate	224,484	102,970	42,111	23,908	30,935	184,187	59,223	838	668,656
Consumer
Pass	8,815	3,528	1,241	631	131	557	2,653	19	17,575
Substandard	—	—	—	—	—	6	—	—	6
Total consumer	8,815	3,528	1,241	631	131	563	2,653	19	17,581
Total loans	$1,130,261	$566,616	$525,806	$376,979	$415,667	$774,367	$714,893	$8,794	$4,513,383

	December 31, 2020
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$372,041	$212,388	$189,753	$93,822	$15,145	$17,662	$499,283	$991	$1,401,085
Special mention	—	1,445	7,381	4,845	5,810	729	2,329	1,478	24,017
Substandard	23	1,238	925	11,885	56	4,840	1,341	—	20,308
Doubtful	—	—	34	456	—	809	29	—	1,328
Total commercial and industrial	372,064	215,071	198,093	111,008	21,011	24,040	502,982	2,469	1,446,738
Municipal and non-profit:
Pass	131,961	91,911	125,247	156,275	124,269	238,453	2,675	—	870,791
Total municipal and non-profit	131,961	91,911	125,247	156,275	124,269	238,453	2,675	—	870,791
Owner occupied commercial real estate:
Pass	100,791	107,558	90,398	53,131	32,648	87,758	1,401	—	473,685
Special mention	1,581	2,236	2,714	544	3,254	19,341	—	—	29,670
Substandard	—	1,988	6,211	251	93	3,802	—	—	12,345
Doubtful	—	511	—	—	—	28	—	—	539
Total owner occupied commercial real estate	102,372	112,293	99,323	53,926	35,995	110,929	1,401	—	516,239
Food and agribusiness:
Pass	28,139	9,198	20,242	7,198	9,556	28,330	106,007	126	208,796
Special mention	—	—	—	—	—	222	—	—	222
Substandard	—	—	—	302	—	977	—	—	1,279
Total food and agribusiness	28,139	9,198	20,242	7,500	9,556	29,529	106,007	126	210,297
Total commercial	634,536	428,473	442,905	328,709	190,831	402,951	613,065	2,595	3,044,065
Commercial real estate non-owner occupied:
Construction:
Pass	15,841	49,658	17,349	4,072	—	—	2,006	1,807	90,733
Special mention	392	—	—	—	—	—	—	—	392
Total construction	16,233	49,658	17,349	4,072	—	—	2,006	1,807	91,125
Acquisition/development:
Pass	3,762	1,997	1,947	8,373	4,559	3,694	11	—	24,343
Special mention	—	—	—	34	—	253	—	—	287
Substandard	—	—	—	—	—	41	—	—	41
Total acquisition/development	3,762	1,997	1,947	8,407	4,559	3,988	11	—	24,671
Multifamily:
Pass	29,738	13,670	137	212	18,050	4,990	—	—	66,797
Special mention	—	—	—	—	—	436	—	—	436
Substandard	—	—	—	—	—	1,523	—	—	1,523
Total multifamily	29,738	13,670	137	212	18,050	6,949	—	—	68,756
Non-owner occupied
Pass	51,445	92,225	25,362	86,975	26,613	118,144	3,083	643	404,490
Special mention	70	5,458	5,841	22,737	—	3,662	100	—	37,868
Substandard	—	—	779	—	3,937	370	—	—	5,086
Total non-owner occupied	51,515	97,683	31,982	109,712	30,550	122,176	3,183	643	447,444
Total commercial real estate non-owner occupied	101,248	163,008	51,415	122,403	53,159	133,113	5,200	2,450	631,996
Residential real estate:
Senior lien
Pass	129,551	76,504	36,493	47,887	88,358	173,091	24,884	218	576,986
Special mention	—	—	—	—	—	463	—	—	463
Substandard	95	818	20	1,232	550	4,107	—	—	6,822
Total senior lien	129,646	77,322	36,513	49,119	88,908	177,661	24,884	218	584,271
Junior lien
Pass	3,479	4,217	2,553	1,775	1,226	3,760	55,860	365	73,235
Special mention	—	—	—	—	—	21	341	—	362
Substandard	—	112	101	177	55	287	—	59	791
Total junior lien	3,479	4,329	2,654	1,952	1,281	4,068	56,201	424	74,388
Total residential real estate	133,125	81,651	39,167	51,071	90,189	181,729	81,085	642	658,659
Consumer:
Pass	9,777	3,348	1,674	489	329	623	2,700	19	18,959
Substandard	—	—	37	—	2	8	—	—	47
Total consumer	9,777	3,348	1,711	489	331	631	2,700	19	19,006
Total loans	$878,686	$676,480	$535,198	$502,672	$334,510	$718,424	$702,050	$5,706	$4,353,726

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at December 31, 2021 and 2020:

	December 31, 2021
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$3,270	$1,261	$4,531
Owner-occupied commercial real estate	4,012	255	4,267
Total Commercial	7,282	1,516	8,798
Residential real estate
Senior lien	2,212	—	2,212
Total residential real estate	2,212	—	2,212
Total loans	$9,494	$1,516	$11,010

	December 31, 2020
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$7,579	$3,005	$10,584
Owner-occupied commercial real estate	3,701	284	3,985
Food and agribusiness	334	—	334
Total Commercial	11,614	3,289	14,903
Commercial real estate non owner-occupied
Acquisition/development	1,573	—	1,573
Multifamily	1,523	—	1,523
Total commercial real estate	3,096	—	3,096
Residential real estate
Senior lien	2,021	—	2,021
Total residential real estate	2,021	—	2,021
Total loans	$16,731	$3,289	$20,020

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

The CARES Act afforded financial institutions the option to modify loans within certain parameters in response to the COVID-19 pandemic without requiring the modifications to be classified as TDRs under ASC Topic 310 if the borrower has been adversely impacted by COVID-19 and was current on their loan payments. The Company modified 19 loans totaling $9.9 million during the year ended December 31, 2021 and 510 loans totaling $519.0 million during the year ended December 31, 2020, due to the effects of the COVID-19 pandemic, that were not classified as TDRs. Modified loans that remained on a payment deferral plan, paying interest only, at December 31, 2021 totaled $5.3 million, or 0.1% of the total loan population. At December 31, 2021, $206 thousand of loan modifications related to COVID-19 were a subsequent modification and one loan totaling $206 thousand was classified as non-accrual. At December 31, 2020, modified loans that remained on a payment deferral plan totaled $173.6 million, or 4.0% of the total loan portfolio, of which 26.2% were a subsequent modification.

During 2021, the Company restructured four loans with an amortized cost basis of $1.1 million to facilitate repayment that are considered TDRs. Loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. The tables below provide additional information related to accruing TDRs at December 31, 2021 and 2020:

	December 31, 2021
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$4,066	$4,472	$4,417	$—
Commercial real estate non-owner occupied	725	767	892	—
Residential real estate	2,395	2,468	2,781	—
Consumer	—	—	—	—
Total	$7,186	$7,707	$8,090	$—

	December 31, 2020
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$9,387	$9,544	$9,978	$150
Commercial real estate non-owner occupied	2,400	2,351	4,105	—
Residential real estate	2,121	2,185	2,922	12
Consumer	37	37	37	—
Total	$13,945	$14,117	$17,042	$162

The following table summarizes the Company’s carrying value of non-accrual TDRs as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Commercial	$644	$3,397
Commercial real estate non-owner occupied	117	1,644
Residential real estate	1,605	3,156
Consumer	—	—
Total non-accruing TDRs	$2,366	$8,197

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had no TDRs that were modified within the past 12 months and had defaulted on their restructured terms during the year ended December 31, 2021. During 2020, the Company had three TDRs totaling $3.4 million that had been modified within the prior 12 months and defaulted on their restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDRs.

Note 7 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Year ended December 31, 2021
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,376	$17,448	$11,492	$461	$59,777
Charge-offs	(1,171)	—	(24)	(621)	(1,816)
Recoveries	371	7	48	126	552
Provision expense (release) for loan losses	1,680	(7,422)	(3,460)	383	(8,819)
Ending balance	$31,256	$10,033	$8,056	$349	$49,694

	Year ended December 31, 2020
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,442	$4,850	$3,468	$304	$39,064
Cumulative effect adjustment(1)	(1,299)	1,666	5,314	155	5,836
Charge-offs	(2,023)	(412)	(67)	(726)	(3,228)
Recoveries	394	—	32	145	571
Provision expense for loan losses	2,862	11,344	2,745	583	17,534
Ending balance	$30,376	$17,448	$11,492	$461	$59,777

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

Net charge-offs on loans during the year ended December 31, 2021 were $1.3 million. The Company recorded a provision release of $9.3 million during 2021, which included a provision release of $8.8 million for funded loans and a provision release of $0.5 million for unfunded loan commitments. Provision release was driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast.

Net charge-offs on loans during the year ended December 31, 2020 were $2.7 million. The Company recorded total provision expense of $17.6 million during 2020, which included a provision expense of $17.5 million for funded loans and a provision expense of $0.1 million for unfunded loan commitments. Provision expense was recorded to provide coverage for the impact of deteriorating economic conditions as a result of COVID-19 and to support non-PPP originated loan growth.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of December 31, 2021 and December 31, 2020, AIR from loans totaled $15.7 million and $16.7 million, respectively.

Note 8 Leases

Right-of-use (“ROU”) lease assets totaled $19.7 million and $25.4 million as of December 31, 2021 and 2020, respectively, and were included in other assets in the consolidated statements of financial condition. The related lease liabilities totaled $20.3 million and $26.0 million as of December 31, 2021 and 2020, respectively, and were included in other liabilities in the consolidated statements of financial condition.

The Company has operating leases for banking centers, corporate offices and ATM locations, with remaining lease terms ranging from one year to ten years. The Company only included reasonably certain renewal options in the lease terms. The weighted-average remaining lease term for our operating leases was 4.7 years and 5.4 years at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the weighted-average discount rate were 3.25% and 3.36%, respectively, utilizing the Company’s incremental FHLB borrowing rate for borrowings of a similar term at the date of lease commencement.

Rent expense totaled $5.1 million and $5.7 million for the years ended December 31, 2021 and 2020, respectively, and was recorded within occupancy and equipment in the consolidated statements of operations. Lease payments do not include non-lease components such as real estate taxes, insurance and common area maintenance.

Below is a summary of undiscounted future minimum lease payments as of December 31, 2021:

Years ending December 31,	Amount
2022	$4,511
2023	4,171
2024	3,741
2025	2,985
2026	1,967
Thereafter	10,174
Total lease payments	27,549
Less: Imputed interest	(7,296)
Present value of operating lease liabilities	$20,253

Note 9 Premises and Equipment

Premises and equipment consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Land	$30,556	$33,149
Buildings and improvements	86,201	92,463
Equipment	63,553	60,205
Total premises and equipment, at cost	180,310	185,817
Less: accumulated depreciation and amortization	(83,563)	(78,835)
Premises and equipment, net	$96,747	$106,982

The Company recorded $7.3 million, $8.1 million and $8.2 million of depreciation expense during 2021, 2020 and 2019, respectively, as a component of occupancy and equipment expense in the consolidated statements of operations. The Company disposed of $13.7 million, $3.6 million and $0.0 million of premises and equipment, net, during 2021, 2020 and 2019, respectively. The company recorded gains on sale of premises and equipment totaling $3.8 million and $0.3 million during the years ended December 31, 2021 and 2020, respectively, within other non-interest income in the consolidated statements of operations. During 2021, the Company recognized $1.6 million of impairment in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $6.0 million at the time of impairment. During 2020, the Company recognized $1.6 million of impairments from the consolidation of 12 banking centers classified as held-for-sale totaling $8.0 million.

Note 10 Other Real Estate Owned

A summary of the activity in OREO during 2021 and 2020 is as follows:

	For the years ended December 31,
	2021	2020
Beginning balance	$4,730	$7,300
Transfers from loan portfolio, at fair value	4,516	1,533
Impairments	(799)	(470)
Sales	(1,442)	(3,633)
Ending balance	$7,005	$4,730

During the year ended December 31, 2021 and 2020, the Company sold OREO properties with net book balances of $1.4 million and $3.6 million, respectively. Sales of OREO properties resulted in net OREO gains of $475 thousand and $38 thousand which were included within gain on OREO sales, net in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively.

Note 11 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with our acquisitions, the Company recorded goodwill of $115.0 million. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the years ended December 31, 2021 or December 31, 2020.

The gross carrying amount of the core deposit intangibles and the associated accumulated amortization at December 31, 2021 and December 31, 2020, are presented as follows:

	December 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$(42,469)	$6,365	$48,834	$(41,286)	$7,548

The Company is amortizing the core deposit intangibles from acquisitions on a straight line basis over 7-10 years from the date of the respective acquisition, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $1.2 million for the years ended December 31, 2021, 2020 and 2019.

The following table shows the estimated future amortization expense for the core deposit intangibles as of December 31, 2021:

Years ending December 31,	Amount
2022	$1,127
2023	1,048
2024	1,048
2025	1,048
2026	1,048

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.7 billion at December 31, 2021 and $1.4 billion at December 31, 2020.

Below are the changes in the MSRs for the years presented:

	For the years ended December 31,
	2021	2020
Beginning balance	$10,380	$2,630
Originations	7,881	10,354
Sales	(10,499)	—
Recovery (impairment)	740	(751)
Amortization	(2,545)	(1,853)
Ending balance	5,957	10,380
Fair value of mortgage servicing rights	$7,729	$11,542

During the year ended December 31, 2021, the Company sold rights to service loans totaling $1.3 billion in unpaid principal balances from our mortgage servicing rights portfolio as a strategic move to reduce the risk associated with mortgage servicing. As a result of the sale, the book value of our mortgage servicing right intangible decreased $10.5 million and generated a gain of $1.3 million included in mortgage banking income in the consolidated statements of operations.

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.0%, and the constant prepayment speed ranged from 9.3% to 14.5% for the December 31, 2021 valuation. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 15.4% to 21.3% for the December 31, 2020 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $3.5 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.

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

The following table shows the estimated future amortization expense for the MSRs as of December 31, 2021:

Years ending December 31,	Amount
2022	$813
2023	702
2024	606
2025	524
2026	453

Note 12 Deposits

Total deposits were $6.2 billion and $5.7 billion at December 31, 2021 and 2020, respectively. Time deposits were $0.8 billion and $1.0 billion at December 31, 2021 and 2020, respectively. The following table summarizes the Company’s time deposits by remaining contractual maturity:

Years ending December 31,	Amount
2022	$555,361
2023	197,026
2024	50,617
2025	27,882
2026	2,445
Thereafter	585
Total time deposits	$833,916

The Company incurred interest expense on deposits as follows during the years indicated:

	For the years ended December 31,
	2021	2020	2019
Interest bearing demand deposits	$1,088	$1,921	$1,514
Money market accounts	3,995	5,342	9,046
Savings accounts	1,157	1,342	2,717
Time deposits	7,362	15,024	16,526
Total	$13,602	$23,629	$29,803

The Federal Reserve System requires cash balances to be maintained at the FRB based on certain deposit levels. There was no minimum reserve requirement for the Bank at December 31, 2021.

Note 13 Borrowings

Borrowings consist of securities sold under agreements to repurchase, subordinated debt and FHLB advances.

Securities sold under agreements to repurchase

The following table sets forth selected information regarding repurchase agreements during 2021, 2020 and 2019:

	As of and for the years ended December 31,
	2021	2020	2019
Maximum amount of outstanding agreements at any month end during the period	$23,574	$54,489	$68,600
Average amount outstanding during the period	20,338	30,355	60,445
Weighted average interest rate for the period	0.11%	0.45%	1.11%

The Company enters into repurchase agreements to facilitate the needs of its clients. As of December 31, 2021, 2020 and 2019, the Company sold securities under agreements to repurchase totaling $22.8 million, $22.9 million and $56.9 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $28.8 million, $27.7 million and $65.6 million, as of December 31, 2021, 2020 and 2019, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of December 31, 2021, 2020 and 2019, the Company had $6.1 million, $2.1 million and $7.0 million, respectively, of excess collateral pledged for repurchase agreements.

The vast majority of the Company’s repurchase agreements are overnight transactions with clients that mature the day after the transaction. At December 31, 2021, 2020 and 2019, none of the Company’s repurchase agreements were for periods longer than one day. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the consolidated financial statements.

Long-term debt

During the fourth quarter of 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at December 31, 2021, net of long-term debt issuance costs totaling $0.5 million, totaled $39.5 million. Interest expense totaling $183.3 thousand was recorded within other liabilities in the consolidated statements of financial condition during the year ended December 31, 2021.

The note is subordinated, unsecured and matures on November 15, 2031. Payments consist of interest only. Beginning November 15, 2021, the note will initially be payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company intends to use the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

Federal Home Loan Bank advances

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $0.9 billion at December 31, 2021. At December 31, 2021 and 2020, the Bank had no outstanding borrowings from the FHLB. At December 31, 2019, the Bank had $192.7 million in line of credit advances from the FHLB that matured within a day. At December 31, 2019, the Bank had $15.0 million in term advances from the FHLB with fixed interest rates between 1.55% - 2.33% and maturity dates of 2020 - 2021.

The Bank may have investment securities and loans pledged as collateral for FHLB advances. There were no investment securities pledged at December 31, 2021 or 2020. At December 31, 2019, investment securities pledged were $17.6 million. Loans pledged were $1.3 billion, $1.2 billion and $1.5 billion at December 31, 2021, 2020 and 2019, respectively. There was no interest expense related to FHLB advances and other short-term borrowings for the year ended December 31, 2021, compared to $1.3 million and $6.3 million for the years ended December 31, 2020 and 2019, respectively.

Note 14 Regulatory Capital

As a bank holding company that has elected to be treated as a financial holding company, the Company and NBH Bank is subject to regulatory capital adequacy requirements implemented by the Federal Reserve, including maintaining capital positions at the “well-capitalized” level. The federal banking agencies have risk-based capital adequacy regulations intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations. Under these regulations, assets are assigned to one of several risk categories, and nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by a risk-adjustment percentage for the category.

Under the Basel III requirements, at December 31, 2021 and 2020, the Company and the Bank met all capital requirements, including the capital conservation buffer of 2.5%. The Company and Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	December 31, 2021
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.4%	$731,087	N/A	N/A	4.0%	$281,463
NBH Bank	9.1%	637,115	5.0%	$350,584	4.0%	280,467
Common equity tier 1 risk based capital:
Consolidated	14.3%	$731,087	N/A	N/A	7.0%	$358,813
NBH Bank	12.5%	637,115	6.5%	$331,427	7.0%	356,921
Tier 1 risk based capital ratio:
Consolidated	14.3%	$731,087	N/A	N/A	8.5%	$435,701
NBH Bank	12.5%	637,115	8.0%	$407,910	8.5%	433,404
Total risk based capital ratio:
Consolidated	15.9%	$816,117	N/A	N/A	10.5%	$538,219
NBH Bank	13.4%	682,145	10.0%	$509,888	10.5%	535,382

	December 31, 2020
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.7%	$696,311	N/A	N/A	4.0%	$260,370
NBH Bank	9.2%	600,622	5.0%	$325,447	4.0%	260,358
Common equity tier 1 risk based capital:
Consolidated	14.7%	$696,311	N/A	N/A	7.0%	$331,632
NBH Bank	12.7%	600,622	6.5%	$307,631	7.0%	331,295
Tier 1 risk based capital ratio:
Consolidated	14.7%	$696,311	N/A	N/A	8.5%	$402,696
NBH Bank	12.7%	600,622	8.0%	$378,623	8.5%	402,287
Total risk based capital ratio:
Consolidated	15.8%	$749,899	N/A	N/A	10.5%	$497,448
NBH Bank	13.8%	654,209	10.0%	$473,279	10.5%	496,943

(1)	Includes the capital conservation buffer of 2.5%.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the years ended December 31, 2021, 2020 and 2019.

	For the years ended December 31,
	2021	2020	2019
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$18,066	$16,913	$19,720
Bank card fees	17,693	15,446	14,595
Non-interest income (in-scope of Topic 606)	35,759	32,359	34,315
Non-interest income (out-of-scope of Topic 606)	69,975	107,899	48,437
Total non-interest income	$105,734	$140,258	$82,752
Non-interest expense
In-scope of Topic 606:
Gain on OREO sales, net	$475	$38	7,193
Total revenue in-scope of Topic 606	$36,234	$32,397	$41,508

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

As of December 31, 2021, the aggregate number of Class A common stock available for issuance under the 2014 Plan is 4,048,761 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders. Upon an option exercise, it is the Company’s policy to issue shares from treasury stock.

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

Below are the weighted average assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s stock options granted in 2021, 2020 and 2019:

	2021	2020	2019
Weighted average fair value	$9.65	$3.37	$6.31
Weighted average risk-free interest rate (1)	1.14%	0.44%	2.35%
Expected volatility (2)	30.54%	25.08%	20.56%
Expected term (years) (3)	6.04	6.04	6.05
Dividend yield (4)	2.09%	3.44%	2.00%
(1)	The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term.
(2)	Expected volatility was calculated using historical volatility of the Company’s stock price for a period commensurate with the expected term of the options.
(3)	The expected term was estimated to be the average of the contractual vesting term and time to expiration.
(4)	The dividend yield was calculated in accordance with the Company’s dividend policy at the time of grant.

The Company issued stock options in accordance with the 2014 Plan during 2021. The following table summarizes stock option activity for 2021:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2020	768,129	$26.35	6.91	$5,224
Granted	82,587	40.18
Exercised	(128,551)	25.00
Forfeited	(26,205)	27.80
Outstanding at December 31, 2021	695,960	28.19	6.57	$10,964
Options exercisable at December 31, 2021	440,806	26.94	5.49	7,492
Options vested and expected to vest	677,858	28.07	6.51	10,756

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.9 million, $1.0 million and $0.7 million for 2021, 2020 and 2019, respectively. At December 31, 2021, there was $0.4 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes the Company’s outstanding stock options:

			Options outstanding			Options exercisable
				Weighted average
			Number	remaining contractual	Weighted average	Number	Weighted average
Range of exercise price			outstanding	life (years)	exercise price	exercisable	exercise price
$18.00	-	22.99	159,208	3.35	$19.22	159,208	$19.22
23.00	-	27.99	193,046	8.24	23.13	60,728	23.14
28.00	-	32.99	89,409	6.25	32.56	87,455	32.62
33.00	-	37.99	172,080	6.57	34.14	132,133	34.12
38.00	and above		82,217	9.22	40.24	1,282	40.51

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1 – 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

During the years ended December 2021, 2020 and 2019, the Company granted 52,526, 68,498, and 60,781 performance stock units in accordance with the 2014 Plan, respectively. The Company grants performance stock units which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. For awards granted prior to 2020, 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date.

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

The weighted-average grant date fair value per unit for the relative ROTA target portion and the TSR target portion granted during 2021 was $40.16 and $33.11, respectively. The initial weighted-average performance price for the TSR target portion granted during 2021 was $33.04. During 2021 and 2020, the Company awarded an additional 30,024 and 17,852 units due to final performance results related to performance stock units granted in 2018 and 2017, respectively.

The following table summarizes restricted stock and performance stock unit activity during 2021 and 2020:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2019	122,198	$34.19	158,874	$31.19
Granted	127,400	23.94	68,498	26.74
Adjustment due to performance	—	—	17,852	33.22
Vested	(69,444)	32.60	(53,540)	33.22
Forfeited	(13,524)	29.25	(6,847)	29.52
Unvested at December 31, 2020	166,630	$27.42	184,837	$29.21
Granted	89,351	39.99	52,526	37.01
Adjustment due to performance	—	—	30,024	30.38
Vested	(90,645)	29.78	(90,016)	30.38
Forfeited	(20,869)	29.54	(16,977)	28.96
Unvested at December 31, 2021	144,467	$33.40	160,394	$31.36

As of December 31, 2021, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $2.3 million and $2.4 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.0 years and 1.8 years, respectively. Expense related to non-vested restricted stock awards totaled $2.7 million, $2.5 million and $2.2 million during 2021, 2020 and 2019, respectively. Expense related to non-vested performance stock units totaled $2.0 million, $1.8 million and $2.0 million during 2021, 2020 and 2019, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 281,896 was available for issuance at December 31, 2021.

Under the ESPP, employees purchased 20,980 shares and 23,212 shares during 2021 and 2020, respectively.

Note 17 Common Stock

The Company had 29,958,764 and 30,634,291 shares of Class A common stock outstanding at December 31, 2021 and 2020, respectively. Additionally, the Company had 144,467 and 166,630 shares outstanding at December 31, 2021 and 2020, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On February 24, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $75.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The new program of $75.0 million replaced the previously authorized $50.0 million stock repurchase program announced in February 2020 in its entirety. During 2021, the Company repurchased 912,213 shares for $36.4 million at a weighted average price per share of $39.88. The remaining authorization under the current program as of December 31, 2021 was $38.6 million.

Note 18 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 16.

The Company had 29,958,764 and 30,634,291 shares of Class A common stock outstanding as of December 31, 2021 and 2020, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for 2021, 2020 and 2019.

The following table illustrates the computation of basic and diluted earnings per share for 2021, 2020 and 2019:

	For the years ended December 31,
	2021	2020	2019
Net income	$93,606	$88,591	$80,365
Less: income allocated to participating securities	(133)	(130)	(94)
Income allocated to common shareholders	$93,473	$88,461	$80,271
Weighted average shares outstanding for basic earnings per common share	30,727,566	30,857,086	31,175,825
Dilutive effect of equity awards	340,593	218,771	354,992
Weighted average shares outstanding for diluted earnings per common share	31,068,159	31,075,857	31,530,817
Basic earnings per share	$3.04	$2.87	$2.57
Diluted earnings per share	3.01	2.85	2.55

The Company had 695,960, 768,129 and 657,114 outstanding stock options to purchase common stock at weighted average exercise prices of $28.19, $26.35 and $26.69 per share at December 31, 2021, 2020 and 2019, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 304,861, 351,467 and 281,072 unvested restricted shares and performance stock units issued as of December 31, 2021, 2020 and 2019, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 19 Income Taxes

Income tax expense attributable to income before taxes was $21.4 million, $20.8 million and $15.8 million for 2021, 2020 and 2019, respectively. Included in income tax was $0.6 million of tax benefit, $51 thousand of tax expense and $2.2 million of tax benefit from stock compensation activity during 2021, 2020 and 2019, respectively.

(a) Income taxes

Total income taxes for 2021, 2020 and 2019 were allocated as follows:

	For the years ended December 31,
	2021	2020	2019
Current expense:
U.S. federal	$13,746	$16,460	$8,947
State and local	2,643	3,255	2,280
Total current income tax expense	16,389	19,715	11,227
Deferred expense:
U.S. federal	4,327	560	4,115
State and local	649	531	487
Total deferred income tax expense	4,976	1,091	4,602
Income tax expense	$21,365	$20,806	$15,829

(b) Tax Rate Reconciliation

The reconciliation between the income tax expenses and the amounts computed by applying the U.S. federal income tax rate to pretax income is as follows:

	For the years ended December 31,
	2021	2020	2019
Income tax at federal statutory rates (21%)	$24,144	$22,974	$20,201
State income taxes, net of federal benefits	2,601	2,991	2,186
Tax-exempt loan interest income	(4,862)	(4,628)	(4,354)
Bank-owned life insurance income	(603)	(575)	(475)
Stock-based compensation	(733)	43	(1,925)
Non-deductible compensation	852	388	253
Other	(34)	(387)	(57)
Income tax expense	$21,365	$20,806	$15,829

(c) Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Excess tax basis of acquired loans over carrying value	$679	$966
Allowance for credit losses	11,806	14,154
Other real estate owned	645	634
Accrued stock-based compensation	1,384	2,070
Accrued compensation	4,355	3,674
Capitalized start-up costs	1,223	1,540
Accrued expenses	316	532
Net deferred loan fees	1,021	1,015
Net operating loss	573	641
Lease liability	4,811	6,154
Net unrealized losses on investment securities	2,169	—
Other	1,791	2,025
Total deferred tax assets	30,773	33,405
Deferred tax liabilities:
Intangible assets	(4,822)	(2,563)
Net unrealized gains on investment securities	—	(3,033)
Premises and equipment	(1,858)	(1,599)
Right of use assets	(4,674)	(6,015)
Prepaid expenses	(255)	(229)
Mortgage servicing rights	(1,415)	(2,458)
Other	(59)	(44)
Total deferred tax liabilities	(13,083)	(15,941)
Net deferred tax asset	$17,690	$17,464

At December 31, 2021, the Company had federal and state net operating loss carryovers (“NOLs”) of $2.2 million and $3.2 million, respectively, which are available to offset future taxable income. The federal NOLs expire in varying amounts through 2034, and the state NOLs expire in varying amounts between 2026 and 2034. While these NOLs are subject to certain restrictions on the amount that can be utilized per year, the Company does not expect any tax attribute carryovers to expire before they are utilized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. For the years ended December 31, 2021 and 2020, management believes a valuation allowance on the deferred tax asset is not necessary based on the current and future projected earnings of the Company. The Company has no ASC 740-10 unrecognized tax benefits recorded as of December 31, 2021 and 2020 and does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. The Company and its subsidiary bank are subject to income tax by federal, state and local government taxing authorities. The Company is not currently subject to any open income tax examinations; however, the Company’s tax returns for the years ended December 31, 2018 through 2021 remain subject to examination by U.S. federal income tax authorities. The years open to examination by state and local government authorities vary by jurisdiction.

Note 20 Derivatives

Risk management objective of using derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company has established policies stipulating that neither carrying value nor fair value at risk should exceed established guidelines. The Company has designed strategies to confine these risks within the established limits and identify appropriate trade-offs in the financial structure of its balance sheet. These strategies include the use of derivative financial instruments to help achieve the desired balance sheet repricing structure while meeting the desired objectives of its clients. Currently the Company employs certain interest rate swaps that are designated as fair value hedges as well as economic hedges. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of December 31, 2021 and 2020.

Information about the valuation methods used to measure fair value is provided in note 22.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	location	2021	2020	Location	2021	2020
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$477	$—	Other liabilities	$12,221	$38,884
Total derivatives designated as hedging instruments		$477	$—		$12,221	$38,884

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$8,321	$18,149	Other liabilities	$8,329	$18,176
Interest rate lock commitments	Other assets	1,792	7,001	Other liabilities	197	298
Forward contracts	Other assets	91	—	Other liabilities	266	2,622
Total derivatives not designated as hedging instruments		$10,204	$25,150		$8,792	$21,096

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2021, the Company had interest rate swaps with a notional amount of $343.1 million that were designated as fair value hedges. These interest rate swaps were associated with $345.2 million of the Company’s fixed-rate loans included in loans receivable in the statements of financial condition as of December 31, 2021, before a gain of $16.1 million from the fair value hedge adjustment in the carrying amount.

As of December 31, 2020, the Company had interest rate swaps with a notional amount of $387.1 million that were designated as fair value hedges. These interest rate swaps were associated with $389.9 million of the Company’s fixed-rate loans as of December 31, 2020, excluding a gain of $40.1 million from the fair value hedge adjustment in the carrying amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2021, the Company had matched interest rate swap transactions with an aggregate notional amount of $394.4 million related to this program. As of December 31, 2020, the Company had matched interest rate swap transactions with an aggregate notional amount of $456.0 million.

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

Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Company does not expect any counterparty to any MBS contract to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that, if the Company fails to deliver the loans subject to interest rate risk lock commitments, it will still be obligated to “pair off” MBS to the counterparty. Should this be required, the Company could incur significant costs in acquiring replacement loans and such costs could have an adverse effect in the consolidated financial statements.

The fair value of the mortgage banking derivative is recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.

The Company had interest rate lock commitments with a notional value of $110.0 million and forward contracts with a notional value of $198.3 million at December 31, 2021. At December 31, 2020, the Company had interest rate lock commitments with a notional value of $258.8 million and forward contracts with a notional value of $375.3 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for 2021 and 2020:

	Location of gain (loss)	Amount of gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the years ended December 31,
hedging relationships	derivatives	2021	2020
Interest rate products	Interest and fees on loans	$4,568	$4,405

	Location of gain (loss)	Amount of loss recognized in income on hedged items
	recognized in income on	For the years ended December 31,
Hedged items	hedged items	2021	2020
Interest rate products	Interest and fees on loans	$(3,026)	$(6,376)

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the years ended December 31,
as hedging instruments	derivatives	2021	2020
Interest rate products	Other non-interest expense	$23	$(7)
Interest rate lock commitments	Mortgage banking income	(6,852)	7,218
Forward contracts	Mortgage banking income	2,447	(2,339)
Total		$(4,382)	$4,872

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

As of December 31, 2021, the termination value of derivatives in a net liability position related to these agreements was $20.8 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of December 31, 2021, the Company had posted $21.6 million in eligible collateral. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Commitments to fund loans	$462,151	$311,237
Unfunded commitments under lines of credit	530,397	537,325
Commercial and standby letters of credit	7,321	7,320
Total unfunded commitments	$999,869	$855,882

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. Charges against the reserve during the year ended December 31, 2021 and 2020 totaling $0.5 million and $0.5 million, respectively, were primarily driven by early payoffs. The Company recorded a repurchase reserve of $2.1 million and $2.7 million at December 31, 2021 and 2020, respectively, which is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the years ended December 31,
	2021	2020
Beginning balance	$2,741	$2,589
Provision (released from) charged to operating expense, net	(108)	662
Charge-offs	(531)	(510)
Ending balance	$2,102	$2,741

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During 2021 and 2020, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. At December 31, 2021 and 2020, the Company did not hold any level 1 securities. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 86.7% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020, in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$227,696	$—	$227,696
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	461,334	—	461,334
Municipal securities	—	237	—	237
Corporate debt	—	2,111	—	2,111
Loans held for sale	—	139,142	—	139,142
Interest rate swap derivatives	—	8,798	—	8,798
Mortgage banking derivatives	—	—	1,883	1,883
Total assets at fair value	$—	$839,318	$1,883	$841,201
Liabilities:
Interest rate swap derivatives	$—	$20,550	$—	$20,550
Mortgage banking derivatives	—	—	463	463
Total liabilities at fair value	$—	$20,550	$463	$21,013

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$196,334	$—	$196,334
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	462,779	—	462,779
Municipal securities	—	318	—	318
Corporate debt	—	1,998	—	1,998
Loans held for sale	—	247,813	—	247,813
Interest rate swap derivatives	—	18,149	—	18,149
Mortgage banking derivatives	—	—	7,001	7,001
Total assets at fair value	$—	$927,391	$7,001	$934,392
Liabilities:
Interest rate swap derivatives	$—	$57,060	$—	$57,060
Mortgage banking derivatives	—	—	2,920	2,920
Total liabilities at fair value	$—	$57,060	$2,920	$59,980

The table below details the changes in level 3 financial instruments during 2021:

Mortgage banking
derivatives, net
Balance at December 31, 2020	$4,081
Loss included in earnings, net	(4,405)
Fees and costs included in earnings, net	1,744
Balance at December 31, 2021	$1,420

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 6% - 15%, with a weighted average discount rate of 8.3%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At December 31, 2021, the Company recorded a specific reserve of $1.6 million related to six loans with a carrying balance of $5.1 million. At December 31, 2020, the Company recorded a specific reserve of $1.9 million related to seven loans with a carrying balance of $7.5 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% - 10% with a weighted average discount rate of 7.2%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $0.8 million and $0.5 million of OREO impairments in its consolidated statements of operations during 2021 and 2020, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, then the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.0% with a weighted average discount rate of 9.5% at December 31, 2021 and a prepayment speed assumption range from 9.3% to 14.5% with a weighted average rate of 9.4% at December 31, 2021 as inputs. At December 31, 2020, discount rates ranged from 9.5% to 10.5% with a weighted average discount rate of 9.5% and prepayment speed assumption range from 15.4% to 21.3% with a weighted average rate of 15.8%. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. There was $0.7 million of recovery on MSRs during 2021 compared to $0.8 million of impairment during 2020. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

Premises and equipment—During 2021, the Company completed the previously announced consolidation of seven banking centers. Premises and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The Company recognized $1.6 million of impairment in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $6.0 million during the year ended December 31, 2021. During 2020, the Company recognized $1.6 million of impairments in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $8.0 million.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from the assets recorded at fair value on a non-recurring basis at December 31, 2021 and 2020.

	December 31, 2021
	Total	Losses from fair value changes
Individually evaluated loans	$14,083	$1,816
Other real estate owned	7,005	799
Premises and equipment	6,032	1,552
Total	$27,120	$4,167

	December 31, 2020
	Total	Losses from fair value changes
Individually evaluated loans	$25,480	$3,228
Other real estate owned	4,730	470
Premises and equipment	8,024	1,631
Mortgage servicing rights	10,380	751
Total	$48,614	$6,080

The Company did not record any liabilities measured at fair value on a non-recurring basis during 2021 and 2020.

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

The fair value of financial instruments at December 31, 2021 and 2020 are set forth below:

	Level in fair value	December 31, 2021		December 31, 2020
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$845,695	$845,695	$605,565	$605,565
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	227,696	227,696	196,334	196,334
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	461,334	461,334	462,779	462,779
Municipal securities available-for-sale	Level 2	237	237	318	318
Municipal securities available-for-sale	Level 3	—	—	57	57
Corporate debt	Level 2	2,111	2,111	1,998	1,998
Other available-for-sale securities	Level 3	469	469	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	312,916	309,614	306,187	310,930
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	296,096	289,646	70,428	70,761
Non-marketable securities	Level 2	14,533	14,533	16,493	16,493
Loans receivable	Level 3	4,513,383	4,540,847	4,353,726	4,511,357
Loans held for sale	Level 2	139,142	139,142	247,813	247,813
Accrued interest receivable	Level 2	17,848	17,848	18,795	18,795
Interest rate swap derivatives	Level 2	8,798	8,798	18,149	18,149
Mortgage banking derivatives	Level 3	1,883	1,883	7,001	7,001
LIABILITIES
Deposit transaction accounts	Level 2	5,394,257	5,394,257	4,690,100	4,690,100
Time deposits	Level 2	833,916	833,163	986,132	993,070
Securities sold under agreements to repurchase	Level 2	22,768	22,768	22,897	22,897
Long-term debt	Level 2	40,000	40,000	—	—
Accrued interest payable	Level 2	3,944	3,944	6,762	6,762
Interest rate swap derivatives	Level 2	20,550	20,550	57,060	57,060
Mortgage banking derivatives	Level 3	463	463	2,920	2,920

Note 24 Parent Company Only Financial Statements

Parent company only financial information for National Bank Holdings Corporation is summarized as follows:

Condensed Statements of Financial Condition

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$107,154	$91,402
Non-marketable securities	24,178	58
Investment in subsidiaries	746,135	725,002
Other assets	7,366	14,751
Total assets	$884,833	$831,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt, net	$39,478	$—
Other liabilities	5,249	10,522
Total liabilities	44,727	10,522
Shareholders’ equity	840,106	820,691
Total liabilities and shareholders’ equity	$884,833	$831,213

Condensed Statements of Operations

	For the years ended December 31,
	2021	2020	2019
Income
Equity in undistributed earnings of subsidiaries	$37,866	$67,416	$28,133
Distributions from subsidiaries	63,000	27,200	55,725
Income from non-marketable securities	553	—	—
Total income	101,419	94,616	83,858
Expenses
Interest expense	197	—	—
Salaries and benefits	5,622	5,136	4,925
Other expenses	5,042	2,621	2,463
Total expenses	10,861	7,757	7,388
Income before income taxes	90,558	86,859	76,470
Income tax benefit	(3,048)	(1,732)	(3,895)
Net income	$93,606	$88,591	$80,365

Condensed Statements of Cash Flows

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$93,606	$88,591	$80,365
Equity in undistributed earnings of subsidiaries	(37,866)	(67,416)	(28,133)
Stock-based compensation expense	5,541	5,299	4,869
Net excess tax (benefit) expense from stock-based compensation	(644)	51	(2,160)
Amortization	13	—	—
Other	(3,747)	3,074	5,045
Net cash provided by operating activities	56,903	29,599	59,986
Cash flows from investing activities:
Purchase of non-marketable securities	(23,025)	—	—
Net cash used in investing activities	(23,025)	—	—
Cash flows from financing activities:
Proceeds from issuance of long-term debt	40,000	—	—
Payments of long-term debt issuance costs	(535)	—	—
Issuance of stock under purchase and equity compensation plans	(2,267)	(749)	(6,229)
Proceeds from exercise of stock options	2,489	1,832	2,788
Payment of dividends	(26,888)	(24,816)	(23,530)
Repurchase of shares	(36,400)	(19,476)	—
Net cash used in financing activities	(23,601)	(43,209)	(26,971)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,277	(13,610)	33,015
Cash, cash equivalents and restricted cash at beginning of the year	101,402	115,012	81,997
Cash, cash equivalents and restricted cash at end of the year	$111,679	$101,402	$115,012

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9A.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2021. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2021, which report is included in this Item 9A below.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

National Bank Holdings Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited National Bank Holdings Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 23, 2022

Item 9B.     OTHER INFORMATION.

None.

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

The Company's Supplemental Code of Ethics for CEO and Senior Financial Officers, which applies to the CEO, Chief Financial Officer and Principal Accounting Officer, is available at www.nationalbankholdings.com. Amendments to, and waivers of, the code of ethics are publicly disclosed as required by applicable law, regulation or rule.

Item 11.       EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Form 10-Q, filed on November 7, 2014)

4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on August 22, 2012)

4.2	Description of Capital Stock (incorporated herein by reference to Exhibit 4.2 to our Form 10-K, filed on February 26, 2020)

4.3	Form of 3.00% Fixed-to-Floating Rate Subordinated Note due 2031 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated and filed on November 5, 2021)

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

10.21

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 23, 2022, on its behalf by the undersigned, thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ G. Timothy Laney
G. Timothy Laney
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ RALPH W. CLERMONT
Ralph W. Clermont, Lead Director

/s/ ROBERT E. DEAN
Robert E. Dean, Director

/s/ ALKA GUPTA
Alka Gupta, Director

/s/ FRED J. JOSEPH
Fred J. Joseph, Director

/s/ PATRICK G. SOBERS
Patrick G. Sobers, Director

/s/ MICHO F. SPRING
Micho F. Spring, Director

/s/ BURNEY S. WARREN, III
Burney S. Warren, III, Director

/s/ ART ZEILE
Art Zeile, Director