Form 10-Q
period 2022-03-31
National Bank Holdings Corp
filed 2022-05-03
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had outstanding 30,049,172 shares of Class A voting common stock, each with $0.01 par value per share, excluding 151,408 shares of restricted Class A common stock issued but not yet vested.

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

Forward-looking statements involve certain important risks, uncertainties and other factors, any of which could cause actual results to differ materially from those in such statements and, therefore, you are cautioned not to place undue reliance on such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●       difficulties and delays in integrating the mergers of NBHC, Community Bancorporation, and Bancshares of Jackson Hole Incorporated businesses or fully realizing cost savings and other benefits;

●       our ability to obtain regulatory approvals and meet other closing conditions to the mergers on the expected terms and schedule;

●       a delay in closing the mergers;

●       business disruption following the proposed transactions;

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

●       effects of inflation, including its associated impact on labor costs, as well as, interest rate, securities market and monetary supply fluctuations;

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

●       a cybersecurity incident, data breach or a failure of a key information technology system;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$785,885	$845,195
Interest bearing bank deposits	500	500
Cash and cash equivalents	786,385	845,695
Investment securities available-for-sale (at fair value)	790,384	691,847
Investment securities held-to-maturity (fair value of $523,702 and $599,260 at March 31, 2022 and December 31, 2021, respectively)	567,055	609,012
Non-marketable securities	54,568	50,740
Loans	4,674,238	4,513,383
Allowance for credit losses	(48,810)	(49,694)
Loans, net	4,625,428	4,463,689
Loans held for sale	90,152	139,142
Other real estate owned	5,063	7,005
Premises and equipment, net	95,133	96,747
Goodwill	115,027	115,027
Intangible assets, net	13,505	12,322
Other assets	198,812	182,785
Total assets	$7,341,512	$7,214,011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,554,820	$2,506,265
Interest bearing demand deposits	595,137	555,401
Savings and money market	2,412,081	2,332,591
Time deposits	802,772	833,916
Total deposits	6,364,810	6,228,173
Securities sold under agreements to repurchase	24,744	22,768
Long-term debt, net	39,505	39,478
Other liabilities	92,238	83,486
Total liabilities	6,521,297	6,373,905
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 30,008,781 and 29,958,764 shares outstanding at March 31, 2022 and December 31, 2021, respectively	515	515
Additional paid-in capital	1,014,332	1,014,294
Retained earnings	301,220	289,876
Treasury stock of 21,336,851 and 21,384,676 shares at March 31, 2022 and December 31, 2021, respectively, at cost	(457,219)	(457,616)
Accumulated other comprehensive loss, net of tax	(38,633)	(6,963)
Total shareholders’ equity	820,215	840,106
Total liabilities and shareholders’ equity	$7,341,512	$7,214,011

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended
	March 31,
	2022	2021
Interest and dividend income:
Interest and fees on loans	$44,095	$44,938
Interest and dividends on investment securities	4,862	3,900
Dividends on non-marketable securities	209	210
Interest on interest-bearing bank deposits	359	165
Total interest and dividend income	49,525	49,213
Interest expense:
Interest on deposits	2,531	3,987
Interest on borrowings	333	5
Total interest expense	2,864	3,992
Net interest income before provision for loan losses	46,661	45,221
Provision release for loan losses	(322)	(3,575)
Net interest income after provision for loan losses	46,983	48,796
Non-interest income:
Service charges	3,710	3,474
Bank card fees	4,123	4,073
Mortgage banking income	9,666	22,379
Bank-owned life insurance income	532	548
Other non-interest income	1,023	2,852
OREO-related income	—	35
Total non-interest income	19,054	33,361
Non-interest expense:
Salaries and benefits	29,336	33,523
Occupancy and equipment	6,396	6,550
Telecommunications and data processing	2,381	2,337
Marketing and business development	673	452
FDIC deposit insurance	482	444
Bank card expenses	1,268	1,144
Professional fees	814	742
Other non-interest expense	2,548	2,476
Problem asset workout	163	438
Gain on OREO sales, net	(275)	(29)
Core deposit intangible asset amortization	296	296
Banking center consolidation-related expense	—	1,295
Total non-interest expense	44,082	49,668
Income before income taxes	21,955	32,489
Income tax expense	3,603	5,677
Net income	$18,352	$26,812
Earnings per share—basic	$0.61	$0.87
Earnings per share—diluted	0.60	0.86
Weighted average number of common shares outstanding:
Basic	30,120,195	30,828,262
Diluted	30,479,261	31,143,322

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2022	2021
Net income	$18,352	$26,812
Other comprehensive loss, net of tax:
Securities available-for-sale:
Net unrealized losses arising during the period, net of tax benefit of $9,837 and $2,832 for the three months ended March 31, 2022 and 2021, respectively	(31,579)	(9,118)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $28 and $51 for the three months ended March 31, 2022 and 2021, respectively	(91)	(163)
Other comprehensive loss	(31,670)	(9,281)
Comprehensive (loss) income	$(13,318)	$17,531

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2022 and 2021

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2020	$515	$1,011,362	$223,175	$(424,127)	$9,766	$820,691
Net income	—	—	26,812	—	—	26,812
Stock-based compensation	—	1,130	—	—	—	1,130
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,533, net	—	(1,694)	—	873	—	(821)
Cash dividends declared ($0.21 per share)	—	—	(6,541)	—	—	(6,541)
Other comprehensive loss	—	—	—	—	(9,281)	(9,281)
Balance, March 31, 2021	$515	$1,010,798	$243,446	$(423,254)	$485	$831,990
Balance, December 31, 2021	$515	$1,014,294	$289,876	$(457,616)	$(6,963)	$840,106
Net income	—	—	18,352	—	—	18,352
Stock-based compensation	—	1,151	—	—	—	1,151
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,104, net	—	(1,113)	—	397	—	(716)
Cash dividends declared ($0.23 per share)	—	—	(7,008)	—	—	(7,008)
Other comprehensive loss	—	—	—	—	(31,670)	(31,670)
Balance, March 31, 2022	$515	$1,014,332	$301,220	$(457,219)	$(38,633)	$820,215

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$18,352	$26,812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision release for loan losses	(322)	(3,575)
Depreciation and amortization	3,422	4,080
Change in current income tax receivable	1,398	4,030
Change in deferred income taxes	(7,750)	(1,322)
Net excess tax benefit from stock-based compensation	(96)	(175)
Discount accretion, net of premium amortization on securities	724	1,367
Gain on sale of mortgages, net	(8,409)	(20,639)
Origination of loans held for sale, net of repayments	(282,614)	(583,008)
Proceeds from sales of loans held for sale	342,071	624,756
Originations of mortgage serving rights	(1,679)	(2,869)
Impairment on fixed assets related to banking center consolidations	—	1,259
Gain on sale of fixed assets	(696)	(1,556)
Stock-based compensation	1,151	1,130
Operating lease payments	(1,201)	(1,320)
Change in other assets	(2,921)	1,817
Change in other liabilities	(12,669)	(43,257)
Net cash provided by operating activities	48,761	7,530
Cash flows from investing activities:
Proceeds from non-marketable securities	60	1,013
Proceeds from maturities of investment securities available-for-sale	39,108	68,626
Proceeds from maturities of investment securities held-to-maturity	41,422	29,003
Proceeds from sales of other real estate owned	2,068	612
Purchase of non-marketable securities	(4,027)	(1,179)
Purchase of investment securities available-for-sale	(179,369)	(86,199)
Purchase of investment securities held-to-maturity	—	(174,129)
Sales of premises and equipment, net	420	3,681
Net (increase) decrease in loans	(140,033)	48,553
Net cash used in investing activities	(240,351)	(110,019)
Cash flows from financing activities:
Net increase in deposits	136,637	325,418
Net increase (decrease) in repurchase agreements and other short-term borrowings	1,976	(3,492)
Issuance of stock under purchase and equity compensation plans	(760)	(1,279)
Proceeds from exercise of stock options	8	423
Payment of dividends	(7,092)	(6,628)
Net cash provided by financing activities	130,769	314,442
(Decrease) increase in cash, cash equivalents and restricted cash(1)	(60,821)	211,953
Cash, cash equivalents and restricted cash at beginning of the year(1)	850,220	615,565
Cash, cash equivalents and restricted cash at end of period(1)	$789,399	$827,518
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$2,269	$4,304
Net tax payments	89	88
Supplemental schedule of non-cash activities:
Increase in loans purchased but not settled	22,739	—
Loans transferred from loans held for sale to loans	2,058	2,184

(1)

Included in restricted cash at March 31, 2022 and 2021 is $3.0 million and $5.0 million, respectively, placed in escrow for certain potential liabilities, for which the Company is indemnified, resulting from a previous acquisition. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2022

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank, (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 81 banking centers, as of March 31, 2022, located primarily in Colorado, the greater Kansas City region, Texas, Utah and New Mexico, as well as through online and mobile banking products and services.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2021 and include the accounts of the Company and its wholly owned subsidiary, NBH Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

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

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2021 and are contained in the Company's Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2021.

Note 2 Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.4 billion at March 31, 2022 and included $0.8 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities. At December 31, 2021, investment securities totaled $1.3 billion and included $0.7 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	March 31, 2022
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$49,056	$95	$—	$49,151
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	250,841	291	(19,134)	231,998
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	539,068	15	(32,630)	506,453
Municipal securities	230	—	—	230
Corporate debt	2,000	83	—	2,083
Other securities	469	—	—	469
Total investment securities available-for-sale	$841,664	$484	$(51,764)	$790,384

	December 31, 2021
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$231,523	$1,436	$(5,263)	$227,696
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	467,490	1,889	(8,045)	461,334
Municipal securities	230	7	—	237
Corporate debt	2,000	111	—	2,111
Other securities	469	—	—	469
Total investment securities available-for-sale	$701,712	$3,443	$(13,308)	$691,847

During the three months ended March 31, 2022 and 2021, purchases of available-for-sale securities totaled $179.4 million and $86.2 million, respectively. Maturities and paydowns of available-for-sale securities during the three months ended March 31, 2022 and 2021 totaled $39.1 million and $68.6 million, respectively. There were no sales of available-for-sale securities during the three months ended March 31, 2022 or 2021.

At March 31, 2022 and December 31, 2021, the Company’s available-for-sale investment portfolio was primarily comprised of mortgage-backed securities, and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$90,646	$(4,392)	$122,306	$(14,742)	$212,952	$(19,134)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	397,953	(21,248)	88,097	(11,382)	486,050	(32,630)
Total	$488,599	$(25,640)	$210,403	$(26,124)	$699,002	$(51,764)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$163,579	$(4,404)	$22,852	$(859)	$186,431	$(5,263)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	237,759	(5,593)	48,750	(2,452)	286,509	(8,045)
Total	$401,338	$(9,997)	$71,602	$(3,311)	$472,940	$(13,308)

Management evaluated all of the available-for-sale securities in an unrealized loss position at March 31, 2022 and December 31, 2021. The portfolio included 148 securities, which were in an unrealized loss position at March 31, 2022, compared to 49 securities at December 31, 2021. The unrealized losses in the Company's investment portfolio at March 31, 2022 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $374.1 million and $363.4 million at March 31, 2022 and December 31, 2021, respectively. The Bank may also pledge available-for-sale investment securities as collateral for Federal Home Loan Bank (“FHLB”) advances. No securities were pledged for this purpose at March 31, 2022 or December 31, 2021.

A summary of the available-for-sale securities by maturity is shown in the following table as of March 31, 2022. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. Additionally, the Company holds other securities with an amortized cost and fair value of $0.5 million that have no stated contractual maturity date.

	March 31, 2022
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
After one but within five years	$49,056	$49,151	2.43%
Total U.S. Treasury securities	49,056	49,151
Municipal securities
After one but within five years	230	230	3.17%
Total municipal securities	230	230
Corporate debt
After five but within ten years	2,000	2,083	5.87%
Total corporate debt	2,000	2,083
Total	$51,286	$51,464

As of March 31, 2022 and December 31, 2021, accrued interest receivable (“AIR”) from available-for-sale investment securities totaled $1.2 million and $1.0 million, respectively, and was included within other assets on the statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$297,165	$232	$(20,972)	$276,425
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	269,890	—	(22,613)	247,277
Total investment securities held-to-maturity	$567,055	$232	$(43,585)	$523,702

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$312,916	$2,061	$(5,363)	$309,614
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	296,096	122	(6,572)	289,646
Total investment securities held-to-maturity	$609,012	$2,183	$(11,935)	$599,260

There were no purchases of held-to-maturity securities during the three months ended March 31, 2022. During the three months ended March 31, 2021, purchases totaled $174.1 million. Maturities and paydowns of held-to-maturity securities totaled $41.4 million and $29.0 million during the first quarter of 2022 and 2021, respectively.

The held-to-maturity portfolio included 69 securities which were in an unrealized loss position as of March 31, 2022 compared to 48 securities at December 31, 2021. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$149,794	$(15,283)	$88,875	$(5,689)	$238,669	$(20,972)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	214,931	(18,181)	32,346	(4,432)	247,277	(22,613)
Total	$364,725	$(33,464)	$121,221	$(10,121)	$485,946	$(43,585)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$197,095	$(3,499)	$45,353	$(1,864)	$242,448	$(5,363)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	276,098	(6,572)	—	—	276,098	(6,572)
Total	$473,193	$(10,071)	$45,353	$(1,864)	$518,546	$(11,935)

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

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $179.1 million and $147.3 million at March 31, 2022 and December 31, 2021, respectively. The Bank may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at March 31, 2022 or December 31, 2021.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

As of March 31, 2022 and December 31, 2021, AIR from held-to-maturity investment securities totaled $0.8 million and $0.9 million, respectively, and was included within other assets on the statements of financial condition.

Note 4 Non-marketable Securities

Non-marketable securities totaled $54.6 million and $50.7 million at March 31, 2022 and December 31, 2021, respectively, and included FRB stock, FHLB stock and other non-marketable securities. At March 31, 2022, other non-marketable securities totaled $40.0 million and consisted of equity method investments totaling $18.0 million and convertible preferred stock without a readily determinable fair value totaling $22.0 million. At December 31, 2021, other non-marketable securities totaled $36.2 million and consisted of equity method investments totaling $14.2 million and convertible preferred stock without a readily determinable fair value totaling $22.0 million. During the three months ended March 31, 2022 and 2021, purchases of non-marketable securities totaled $4.0 million and $1.2 million, respectively.

At March 31, 2022, the Company held $13.9 million of FRB stock and $0.7 million of FHLB stock for regulatory or debt facility purposes. At December 31, 2021, the Company held $13.9 million of FRB stock and $0.7 million of FHLB stock. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, cost and fair value marks of $9.1 million and $9.4 million as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022
	Total loans	% of total
Commercial	$3,301,256	70.6%
Commercial real estate non-owner occupied	681,359	14.6%
Residential real estate	674,077	14.4%
Consumer	17,546	0.4%
Total	$4,674,238	100.0%

	December 31, 2021
	Total loans	% of total
Commercial	$3,162,417	70.1%
Commercial real estate non-owner occupied	664,729	14.7%
Residential real estate	668,656	14.8%
Consumer	17,581	0.4%
Total	$4,513,383	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at March 31, 2022 and December 31, 2021:

	March 31, 2022
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$1,158	$24	$1,214	$2,396	$1,564,851	$1,567,247
Municipal and non-profit	—	—	—	—	949,460	949,460
Owner occupied commercial real estate	—	—	4,446	4,446	571,228	575,674
Food and agribusiness	86	—	60	146	208,729	208,875
Total commercial	1,244	24	5,720	6,988	3,294,268	3,301,256
Commercial real estate non-owner occupied:
Construction	—	—	—	—	107,582	107,582
Acquisition/development	—	—	—	—	9,825	9,825
Multifamily	—	—	—	—	102,327	102,327
Non-owner occupied	612	205	782	1,599	460,026	461,625
Total commercial real estate	612	205	782	1,599	679,760	681,359
Residential real estate:
Senior lien	1,060	160	4,154	5,374	616,045	621,419
Junior lien	102	—	431	533	52,125	52,658
Total residential real estate	1,162	160	4,585	5,907	668,170	674,077
Consumer	16	—	6	22	17,524	17,546
Total loans	$3,034	$389	$11,093	$14,516	$4,659,722	$4,674,238

	March 31, 2022
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,214	$—	$1,214
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	4,446	—	4,446
Food and agribusiness	60	—	60
Total commercial	5,720	—	5,720
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	782	—	782
Total commercial real estate	782	—	782
Residential real estate:
Senior lien	3,199	955	4,154
Junior lien	431	—	431
Total residential real estate	3,630	955	4,585
Consumer	6	—	6
Total loans	$10,138	$955	$11,093

	December 31, 2021
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$481	$—	$1,490	$1,971	$1,494,176	$1,496,147
Municipal and non-profit	202	—	—	202	928,843	929,045
Owner occupied commercial real estate	207	—	4,525	4,732	528,904	533,636
Food and agribusiness	89	—	64	153	203,436	203,589
Total commercial	979	—	6,079	7,058	3,155,359	3,162,417
Commercial real estate non-owner occupied:
Construction	—	—	—	—	86,126	86,126
Acquisition/development	—	—	—	—	9,609	9,609
Multifamily	—	—	—	—	92,174	92,174
Non-owner occupied	94	217	121	432	476,388	476,820
Total commercial real estate	94	217	121	432	664,297	664,729
Residential real estate:
Senior lien	399	198	4,251	4,848	609,780	614,628
Junior lien	179	—	374	553	53,475	54,028
Total residential real estate	578	198	4,625	5,401	663,255	668,656
Consumer	36	5	7	48	17,533	17,581
Total loans	$1,687	$420	$10,832	$12,939	$4,500,444	$4,513,383

	December 31, 2021
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,490	$—	$1,490
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	4,525	—	4,525
Food and agribusiness	64	—	64
Total commercial	6,079	—	6,079
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	121	—	121
Total commercial real estate	121	—	121
Residential real estate:
Senior lien	3,274	977	4,251
Junior lien	374	—	374
Total residential real estate	3,648	977	4,625
Consumer	7	—	7
Total loans	$9,855	$977	$10,832

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include non-accrual loans and troubled debt restructurings (“TDRs”) on non-accrual status. There was no interest income recognized from non-accrual loans during the three months ended March 31, 2022 or 2021.

The Company’s internal risk rating system uses a series of grades, which reflect our assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements and are categorized as “Pass”, “Special mention”, “Substandard” and “Doubtful”. For a description of the general characteristics of the risk grades, refer to note 2 Summary of Significant Accounting Policies in our audited consolidated financial statements in our 2021 Annual Report on Form 10-K.

The amortized cost basis for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following tables as of March 31, 2022 and December 31, 2021:

	March 31, 2022
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2022	2021	2020	2019	2018	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$123,353	$390,125	$134,460	$123,223	$122,761	$68,076	$568,609	$491	$1,531,098
Special mention	—	—	979	1,932	2,118	17,116	752	870	23,767
Substandard	40	—	35	226	660	10,735	255	—	11,951
Doubtful	—	—	—	—	54	377	—	—	431
Total commercial and industrial	123,393	390,125	135,474	125,381	125,593	96,304	569,616	1,361	1,567,247
Municipal and non-profit:
Pass	32,396	228,612	93,625	67,916	80,709	445,989	213	—	949,460
Total municipal and non-profit	32,396	228,612	93,625	67,916	80,709	445,989	213	—	949,460
Owner occupied commercial real estate:
Pass	60,619	125,761	81,051	81,851	66,814	114,652	9,547	1	540,296
Special mention	—	—	—	8,412	6,336	14,791	—	—	29,539
Substandard	—	—	1,192	1,528	—	2,188	—	—	4,908
Doubtful	—	—	389	498	—	44	—	—	931
Total owner occupied commercial real estate	60,619	125,761	82,632	92,289	73,150	131,675	9,547	1	575,674
Food and agribusiness:
Pass	886	11,544	15,908	6,917	20,338	23,287	115,686	—	194,566
Special mention	—	—	4,668	1,233	—	200	5,934	1,303	13,338
Substandard	—	—	—	—	—	971	—	—	971
Total food and agribusiness	886	11,544	20,576	8,150	20,338	24,458	121,620	1,303	208,875
Total commercial	217,294	756,042	332,307	293,736	299,790	698,426	700,996	2,665	3,301,256
Commercial real estate non-owner occupied:
Construction:
Pass	2,779	55,306	10,524	31,016	—	220	7,737	—	107,582
Total construction	2,779	55,306	10,524	31,016	—	220	7,737	—	107,582
Acquisition/development:
Pass	1,020	994	385	743	1,830	4,853	—	—	9,825
Total acquisition/development	1,020	994	385	743	1,830	4,853	—	—	9,825
Multifamily:
Pass	15,721	3,074	32,512	—	15,898	35,122	—	—	102,327
Total multifamily	15,721	3,074	32,512	—	15,898	35,122	—	—	102,327
Non-owner occupied
Pass	14,149	59,708	58,052	103,110	18,052	177,909	553	—	431,533
Special mention	—	—	—	5,744	5,567	13,536	—	—	24,847
Substandard	—	—	—	—	658	4,483	—	—	5,141
Doubtful	—	—	—	—	—	104	—	—	104
Total non-owner occupied	14,149	59,708	58,052	108,854	24,277	196,032	553	—	461,625
Total commercial real estate non-owner occupied	33,669	119,082	101,473	140,613	42,005	236,227	8,290	—	681,359
Residential real estate:
Senior lien
Pass	35,443	224,333	93,075	33,803	20,182	190,923	18,228	152	616,139
Special mention	—	—	—	—	—	305	—	—	305
Substandard	—	149	358	574	311	3,583	—	—	4,975
Total senior lien	35,443	224,482	93,433	34,377	20,493	194,811	18,228	152	621,419
Junior lien
Pass	901	1,128	2,045	2,549	1,576	3,633	39,868	122	51,822
Special mention	—	—	—	—	—	323	24	—	347
Substandard	—	—	19	—	60	316	—	94	489
Total junior lien	901	1,128	2,064	2,549	1,636	4,272	39,892	216	52,658
Total residential real estate	36,344	225,610	95,497	36,926	22,129	199,083	58,120	368	674,077
Consumer
Pass	2,384	7,359	2,741	1,048	483	593	2,902	30	17,540
Substandard	—	—	—	—	—	6	—	—	6
Total consumer	2,384	7,359	2,741	1,048	483	599	2,902	30	17,546
Total loans	$289,691	$1,108,093	$532,018	$472,323	$364,407	$1,134,335	$770,308	$3,063	$4,674,238

	December 31, 2021
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2021	2020	2019	2018	2017	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$424,813	$155,268	$146,420	$128,002	$49,408	$18,529	$519,678	$5,975	$1,448,093
Special mention	—	1,122	2,000	3,446	22,654	4,440	1,824	250	35,736
Substandard	—	99	89	744	10,399	303	105	—	11,739
Doubtful	—	375	—	54	49	101	—	—	579
Total commercial and industrial	424,813	156,864	148,509	132,246	82,510	23,373	521,607	6,225	1,496,147
Municipal and non-profit:
Pass	234,827	93,310	69,509	81,175	147,115	302,574	535	—	929,045
Total municipal and non-profit	234,827	93,310	69,509	81,175	147,115	302,574	535	—	929,045
Owner occupied commercial real estate:
Pass	122,641	81,072	84,359	71,183	48,086	77,100	13,666	1,688	499,795
Special mention	—	—	9,155	3,864	1,429	13,443	—	—	27,891
Substandard	—	1,192	1,527	—	220	2,028	—	—	4,967
Doubtful	—	389	550	—	—	44	—	—	983
Total owner occupied commercial real estate	122,641	82,653	95,591	75,047	49,735	92,615	13,666	1,688	533,636
Food and agribusiness:
Pass	11,245	20,606	6,966	21,427	2,443	24,047	107,978	24	194,736
Special mention	—	4,670	1,234	—	—	215	1,897	—	8,016
Substandard	—	—	—	—	259	578	—	—	837
Total food and agribusiness	11,245	25,276	8,200	21,427	2,702	24,840	109,875	24	203,589
Total commercial	793,526	358,103	321,809	309,895	282,062	443,402	645,683	7,937	3,162,417
Commercial real estate non-owner occupied:
Construction:
Pass	39,584	10,047	29,496	—	222	—	6,777	—	86,126
Total construction	39,584	10,047	29,496	—	222	—	6,777	—	86,126
Acquisition/development:
Pass	1,691	385	766	1,830	30	4,907	—	—	9,609
Total acquisition/development	1,691	385	766	1,830	30	4,907	—	—	9,609
Multifamily:
Pass	3,101	32,619	2,184	15,977	193	37,713	—	—	91,787
Special mention	—	—	—	—	—	387	—	—	387
Total multifamily	3,101	32,619	2,184	15,977	193	38,100	—	—	92,174
Non-owner occupied
Pass	59,060	58,964	122,452	18,425	92,349	95,265	557	—	447,072
Special mention	—	—	5,747	5,584	9,745	3,898	—	—	24,974
Substandard	—	—	—	729	—	4,045	—	—	4,774
Total non-owner occupied	59,060	58,964	128,199	24,738	102,094	103,208	557	—	476,820
Total commercial real estate non-owner occupied	103,436	102,015	160,645	42,545	102,539	146,215	7,334	—	664,729
Residential real estate:
Senior lien
Pass	223,120	100,476	38,696	21,889	29,554	177,051	18,278	188	609,252
Special mention	—	—	—	—	—	290	—	—	290
Substandard	44	325	684	318	299	3,416	—	—	5,086
Total senior lien	223,164	100,801	39,380	22,207	29,853	180,757	18,278	188	614,628
Junior lien
Pass	1,320	2,150	2,731	1,639	951	3,209	40,921	328	53,249
Special mention	—	—	—	—	—	—	24	322	346
Substandard	—	19	—	62	131	221	—	—	433
Total junior lien	1,320	2,169	2,731	1,701	1,082	3,430	40,945	650	54,028
Total residential real estate	224,484	102,970	42,111	23,908	30,935	184,187	59,223	838	668,656
Consumer:
Pass	8,815	3,528	1,241	631	131	557	2,653	19	17,575
Substandard	—	—	—	—	—	6	—	—	6
Total consumer	8,815	3,528	1,241	631	131	563	2,653	19	17,581
Total loans	$1,130,261	$566,616	$525,806	$376,979	$415,667	$774,367	$714,893	$8,794	$4,513,383

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at March 31, 2022 and December 31, 2021:

	March 31, 2022
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$2,777	$1,244	$4,021
Owner-occupied commercial real estate	3,950	250	4,200
Total Commercial	6,727	1,494	8,221
Commercial real estate non owner-occupied
Non-owner occupied	574	—	574
Total commercial real estate	574	—	574
Residential real estate
Senior lien	2,180	—	2,180
Total residential real estate	2,180	—	2,180
Total loans	$9,481	$1,494	$10,975

	December 31, 2021
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$3,270	$1,261	$4,531
Owner-occupied commercial real estate	4,012	255	4,267
Total Commercial	7,282	1,516	8,798
Residential real estate
Senior lien	2,212	—	2,212
Total residential real estate	2,212	—	2,212
Total loans	$9,494	$1,516	$11,010

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

During the three months ended March 31, 2022, the Company restructured four loans with an amortized cost basis of $0.6 million to facilitate repayment that are considered TDRs. Loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. The tables below provide additional information related to accruing TDRs at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$2,335	$2,343	$2,450	$150
Commercial real estate non-owner occupied	766	774	943	—
Residential real estate	1,878	1,889	2,243	—
Consumer	—	—	—	—
Total	$4,979	$5,006	$5,636	$150

	December 31, 2021
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$4,066	$4,472	$4,417	$—
Commercial real estate non-owner occupied	725	767	892	—
Residential real estate	2,395	2,468	2,781	—
Consumer	—	—	—	—
Total	$7,186	$7,707	$8,090	$—

The following table summarizes the Company’s carrying value of non-accrual TDRs as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Commercial	$849	$644
Commercial real estate non-owner occupied	114	117
Residential real estate	1,528	1,605
Consumer	—	—
Total non-accruing TDRs	$2,491	$2,366

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had no TDRs that were modified within the past twelve months and had defaulted on their restructured terms during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company had two TDRs totaling $1.6 million that were modified within the past twelve months and had defaulted on their restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDRs.

Note 6 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended March 31, 2022
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$31,256	$10,033	$8,056	$349	$49,694
Charge-offs	(463)	—	(2)	(169)	(634)
Recoveries	47	—	2	26	75
Provision expense (release) for loan losses	1,005	(1,538)	80	128	(325)
Ending balance	$31,845	$8,495	$8,136	$334	$48,810

	Three months ended March 31, 2021
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,376	$17,448	$11,492	$461	$59,777
Charge-offs	(160)	—	(22)	(120)	(302)
Recoveries	129	6	8	39	182
Provision (release) expense for loan losses	(2,260)	(2,400)	68	(8)	(4,600)
Ending balance	$28,085	$15,054	$11,546	$372	$55,057

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

Net charge-offs on loans during the three months ended March 31, 2022 were $0.6 million. The Company recorded an allowance for loan losses provision release of $0.3 million during the three months ended March 31, 2022 driven by strong asset quality.

Net charge-offs on loans during the three months ended March 31, 2021 were $0.1 million. The Company recorded an allowance for loan losses provision release of $3.6 million during the three months ended March 31, 2021, which included a provision release of $4.6 million for funded loans and a provision expense of $1.0 million for unfunded loan commitments. The provision release was driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of March 31, 2022 and December 31, 2021, AIR from loans totaled $19.0 million and $15.7 million, respectively.

Note 7 Other Real Estate Owned

A summary of the activity in other real estate owned (“OREO”) during the three months ended March 31, 2022 and 2021 is as follows:

	For the three months ended March 31,
	2022	2021
Beginning balance	$7,005	$4,730
Transfers from loan portfolio, at fair value	39	1,522
Impairments	(188)	—
Sales	(1,793)	(583)
Ending balance	$5,063	$5,669

During the three months ended March 31, 2022 and 2021, the Company sold OREO properties with net book balances of $1.8 million and $0.6 million, respectively. Sales of OREO properties resulted in net OREO gains of $275 thousand and net OREO gains of $29 thousand, which were included within gain on OREO sales, net in the consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

Note 8 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with our acquisitions, the Company recorded goodwill of $115.0 million. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three months ended March 31, 2022 or the year ended December 31, 2021.

The gross carrying amount of the core deposit intangibles and the associated accumulated amortization at March 31, 2022 and December 31, 2021, are presented as follows:

	March 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$(42,765)	$6,069	$48,834	$(42,469)	$6,365

The Company is amortizing the core deposit intangibles from acquisitions on a straight line basis over 7-10 years from the date of the respective acquisition, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $0.3 million and $0.3 million during the three months ended March 31, 2022 and 2021, respectively.

The following table shows the estimated future amortization expense for the core deposit intangibles as of March 31, 2022:

Years ending December 31,	Amount
For the nine months ending December 31, 2022	$845
For the year ending December 31, 2023	1,048
For the year ending December 31, 2024	1,048
For the year ending December 31, 2025	1,048
For the year ending December 31, 2026	1,048

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.8 billion and $1.6 billion at March 31, 2022 and 2021, respectively.

Below are the changes in the MSRs for the periods presented:

	For the three months ended March 31,
	2022	2021
Beginning balance	$5,957	$10,380
Originations	1,679	2,869
Recovery	6	671
Amortization	(206)	(968)
Ending balance	7,436	12,952
Fair value of mortgage servicing rights	$10,834	$16,171

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.0%, and the constant prepayment speed ranged from 7.7% to 13.0% for the March 31, 2022 valuation. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 11.2% to 17.5% for the March 31, 2021 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.5 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.

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

The following table shows the estimated future amortization expense for the MSRs as of March 31, 2022:

Years ending December 31,	Amount
For the nine months ending December 31, 2022	$682
For the year ending December 31, 2023	825
For the year ending December 31, 2024	725
For the year ending December 31, 2025	636
For the year ending December 31, 2026	558

Note 9 Borrowings

Borrowings consist of securities sold under agreements to repurchase, subordinated debt and FHLB advances.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of March 31, 2022 and December 31, 2021, the Company sold securities under agreements to repurchase totaling $24.7 million and $22.8 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $29.8 million and $28.8 million as of March 31, 2022 and December 31, 2021, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of March 31, 2022 and December 31, 2021, the Company had $5.0 million and $6.1 million, respectively, of excess collateral pledged for repurchase agreements.

Long-term debt

During the fourth quarter of 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at March 31, 2022, net of long-term debt issuance costs totaling $0.5 million, totaled $39.5 million. Interest expense totaling $0.3 million was recorded in the consolidated statements of operations during the three months ended March 31, 2022.

The note is subordinated, unsecured and matures on November 15, 2031. Payments consist of interest only. Interest expense on the note is payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term secured overnight financing rate (“SOFR”) plus 203 basis points. The Company intends to use the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

Federal Home Loan Bank advances

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $0.9 billion at March 31, 2022. The Bank may utilize its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At March 31, 2022 and December 31, 2021, the Bank had no outstanding borrowings from the FHLB. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at March 31, 2022 or December 31, 2021. Loans pledged were $1.3 billion and $1.3 billion at March 31, 2022 and December 31, 2021, respectively. There was no interest expense related to FHLB advances and other short-term borrowings for the three months ended March 31, 2022 or 2021.

Note 10 Regulatory Capital

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

Under the Basel III requirements, at March 31, 2022 and December 31, 2021, the Company and the Bank met all capital requirements, including the capital conservation buffer of 2.5%. The Company and Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	March 31, 2022
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.5%	$741,768	N/A	N/A	4.0%	$283,098
NBH Bank	9.1%	640,966	5.0%	$352,511	4.0%	282,009
Common equity tier 1 risk based capital:
Consolidated	13.9%	$741,768	N/A	N/A	7.0%	$372,420
NBH Bank	12.1%	640,966	6.5%	$343,868	7.0%	370,319
Tier 1 risk based capital ratio:
Consolidated	13.9%	$741,768	N/A	N/A	8.5%	$452,225
NBH Bank	12.1%	640,966	8.0%	$423,222	8.5%	449,673
Total risk based capital ratio:
Consolidated	15.6%	$827,583	N/A	N/A	10.5%	$558,631
NBH Bank	13.0%	686,781	10.0%	$529,028	10.5%	555,479

	December 31, 2021
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.4%	$731,087	N/A	N/A	4.0%	$281,463
NBH Bank	9.1%	637,115	5.0%	$350,584	4.0%	280,467
Common equity tier 1 risk based capital:
Consolidated	14.3%	$731,087	N/A	N/A	7.0%	$358,813
NBH Bank	12.5%	637,115	6.5%	$331,427	7.0%	356,921
Tier 1 risk based capital ratio:
Consolidated	14.3%	$731,087	N/A	N/A	8.5%	$435,701
NBH Bank	12.5%	637,115	8.0%	$407,910	8.5%	433,404
Total risk based capital ratio:
Consolidated	15.9%	$816,117	N/A	N/A	10.5%	$538,219
NBH Bank	13.4%	682,145	10.0%	$509,888	10.5%	535,382

(1)	Includes the capital conservation buffer of 2.5%.

T

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three months ended March 31, 2022 and 2021.

	For the three months ended March 31,
	2022	2021
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$4,177	$3,951
Bank card fees	4,123	4,073
Non-interest income (in-scope of Topic 606)	8,300	8,024
Non-interest income (out-of-scope of Topic 606)	10,754	25,337
Total non-interest income	$19,054	$33,361
Non-interest expense
In-scope of Topic 606:
Gain on OREO sales, net	$275	$29
Total revenue in-scope of Topic 606	$8,575	$8,053

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

The following table summarizes stock option activity for the three months ended March 31, 2022:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2021	695,960	$28.19	6.57	$10,964
Granted	—	—
Exercised	(246)	34.08
Forfeited	(4,631)	29.92
Outstanding at March 31, 2022	691,083	28.18	6.28	8,371
Options exercisable at March 31, 2022	440,560	26.94	5.20	5,878
Options vested and expected to vest	678,136	28.08	6.24	8,277

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $97 thousand and $140 thousand for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.9 years.

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

The weighted-average grant date fair value per unit for the ROTA target portion and the TSR target portion granted during 2021 was $40.16 and $33.11, respectively. The initial weighted-average performance price for the TSR target portion granted during 2021 was $33.04. During the three months ended March 31, 2022, the Company awarded an additional 17,741 units due to final performance results related to performance stock units granted in 2019.

The following table summarizes restricted stock and performance stock unit activity during the three months ended March 31, 2022:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2021	144,467	$33.40	160,394	$31.36
Granted	—	—	—	—
Adjustment due to performance	—	—	17,741	32.44
Vested	—	—	(67,875)	31.27
Forfeited	(2,192)	32.82	(2,086)	31.07
Unvested at March 31, 2022	142,275	$33.41	108,174	$31.60

As of March 31, 2022, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $1.6 million and $2.0 million, respectively, and is expected to be recognized over a weighted average period of approximately 1.8 years and 1.7 years, respectively. Expense related to non-vested restricted stock awards totaled $0.6 million and $0.6 million during the three months ended March 31, 2022 and 2021, respectively. Expense related to non-vested performance stock units totaled $0.4 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of

$25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 273,868 was available for issuance at March 31, 2022.

Under the ESPP, employees purchased 8,028 shares and 8,971 shares during the three months ended March 31, 2022 and 2021, respectively.

Note 13 Common Stock

The Company had 30,008,781 and 29,958,764 shares of Class A common stock outstanding at March 31, 2022 and December 31, 2021, respectively. Additionally, the Company had 142,275 and 144,467 shares outstanding at March 31, 2022 and December 31, 2021, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On February 24, 2021, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the current program as of March 31, 2022 was $38.6 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 30,008,781 and 30,715,790 shares of Class A common stock outstanding as of March 31, 2022 and 2021, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 2022 and 2021.

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31, 2022	March 31, 2021
Net income	$18,352	$26,812
Less: income allocated to participating securities	(33)	(34)
Income allocated to common shareholders	$18,319	$26,778
Weighted average shares outstanding for basic earnings per common share	30,120,195	30,828,262
Dilutive effect of equity awards	359,066	315,060
Weighted average shares outstanding for diluted earnings per common share	30,479,261	31,143,322
Basic earnings per share	$0.61	$0.87
Diluted earnings per share	0.60	0.86

The Company had 691,083 and 726,106 outstanding stock options to purchase common stock at weighted average exercise prices of $28.18 and $26.40 per share at March 31, 2022 and 2021, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 250,449 and 286,635 unvested restricted shares and performance stock units issued as of March 31, 2022 and 2021, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of March 31, 2022 and December 31, 2021. Information about the valuation methods used to measure fair value is provided in note 17.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	location	2022	2021	Location	2022	2021
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$9,220	$477	Other liabilities	$814	$12,221
Total derivatives designated as hedging instruments		$9,220	$477		$814	$12,221

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$4,702	$8,321	Other liabilities	$4,705	$8,329
Interest rate lock commitments	Other assets	903	1,792	Other liabilities	712	197
Forward contracts	Other assets	2,585	91	Other liabilities	49	266
Total derivatives not designated as hedging instruments		$8,190	$10,204		$5,466	$8,792

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2022, the Company had interest rate swaps with a notional amount of $341.3 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2021, the Company had interest rate swaps with a notional amount of $343.1 million that were designated as fair value hedges. These interest rate swaps were associated with $343.4 million and $345.2 million of the Company’s fixed-rate loans as of March 31, 2022 and December 31, 2021, respectively, before a loss of $4.2 million and a gain of $16.1 million from the fair value hedge adjustment in the carrying amount, included in loans receivable on the statements of financial condition as of March 31, 2022 and December 31, 2021, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2022, the Company had matched interest rate swap transactions with an aggregate notional amount of $366.1 million related to this program. As of December 31, 2021, the Company had matched interest rate swap transactions with an aggregate notional amount of $394.4 million.

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

The Company had interest rate lock commitments with a notional value of $135.8 million and forward contracts with a notional value of $170.8 million at March 31, 2022. At December 31, 2021, the Company had interest rate lock commitments with a notional value of $110.0 million and forward contracts with a notional value of $198.3 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	Location of gain (loss)	Amount of gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended March 31,
hedging relationships	derivatives	2022	2021
Interest rate products	Interest and fees on loans	$18,596	$20,872

	Location of gain (loss)	Amount of loss recognized in income on hedged items
	recognized in income on	For the three months ended March 31,
Hedged items	hedged items	2022	2021
Interest rate products	Interest and fees on loans	$(20,220)	$(18,569)

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended March 31,
as hedging instruments	derivatives	2022	2021
Interest rate products	Other non-interest expense	$5	$5
Interest rate lock commitments	Mortgage banking income	(1,086)	(4,073)
Forward contracts	Mortgage banking income	2,711	6,082
Total		$1,630	$2,014

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

As of March 31, 2022, the termination value of derivatives in a net liability position related to these agreements was $6.7 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and as of March 31, 2022, the Company had posted $0.1 million in eligible collateral. If the Company had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Commitments to fund loans	$512,104	$462,151
Unfunded commitments under lines of credit	562,393	530,397
Commercial and standby letters of credit	7,622	7,321
Total unfunded commitments	$1,082,119	$999,869

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. Charges against the reserve during the three months ended March 31, 2022 and 2021 totaling $45 thousand and $126 thousand, respectively, were primarily driven by early payoffs. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended March 31,
	2022	2021
Beginning balance	$2,102	$2,741
Provision (released from) charged to operating expense, net	(88)	5
Charge-offs	(45)	(126)
Ending balance	$1,969	$2,620

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the three months ended March 31, 2022 and 2021, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 86.2% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$49,151	$—	$—	$49,151
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	231,998	—	231,998
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	506,453	—	506,453
Municipal securities	—	230	—	230
Corporate debt	—	2,083	—	2,083
Loans held for sale	—	90,152	—	90,152
Interest rate swap derivatives	—	13,922	—	13,922
Mortgage banking derivatives	—	—	3,488	3,488
Total assets at fair value	$49,151	$844,838	$3,488	$897,477
Liabilities:
Interest rate swap derivatives	$—	$5,519	$—	$5,519
Mortgage banking derivatives	—	—	761	761
Total liabilities at fair value	$—	$5,519	$761	$6,280

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$227,696	$—	$227,696
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	461,334	—	461,334
Municipal securities	—	237	—	237
Corporate debt	—	2,111	—	2,111
Loans held for sale	—	139,142	—	139,142
Interest rate swap derivatives	—	8,798	—	8,798
Mortgage banking derivatives	—	—	1,883	1,883
Total assets at fair value	$—	$839,318	$1,883	$841,201
Liabilities:
Interest rate swap derivatives	$—	$20,550	$—	$20,550
Mortgage banking derivatives	—	—	463	463
Total liabilities at fair value	$—	$20,550	$463	$21,013

The table below details the changes in level 3 financial instruments during the three months ended March 31, 2022:

Mortgage banking
derivatives, net
Balance at December 31, 2021	$1,420
Loss included in earnings, net	1,625
Fees and costs included in earnings, net	(318)
Balance at March 31, 2022	$2,727

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 6% - 15% with a weighted average discount rate of 8.1%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At March 31, 2022, the Company recorded a specific reserve of $1.5 million related to seven loans with a carrying balance of $5.4 million. At March 31, 2021, the Company recorded a specific reserve of $1.8 million related to six loans with a carrying balance of $7.2 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 7.2%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $188 thousand of OREO impairment during the three months ended March 31, 2022. There was no OREO impairment during the three months ended March 31, 2021. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

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

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 9.5% to 10.0% with a weighted average rate of 9.5% at March 31, 2022 and prepayment speed assumption ranges of 7.7% to 13.0% with a weighted average rate of 7.9% at March 31, 2022 as inputs. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance included in mortgage banking income in the consolidated statements of operations. There was no MSR impairment during the three months ended March 31, 2022 or 2021. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from assets recorded at fair value on a non-recurring basis during the three months ended March 31, 2022 and 2021:

	March 31, 2022
	Total	Losses from fair value changes
Individually evaluated loans	$14,104	$634
Other real estate owned	5,063	188
Total	$19,167	$822

	March 31, 2021
	Total	Losses from fair value changes
Individually evaluated loans	$24,636	$302
Premises and equipment	5,569	1,259
Total	$30,205	$1,561

The Company did not record any liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2022 and 2021.

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

The fair value of financial instruments at March 31, 2022 and December 31, 2021 are set forth below:

	Level in fair value	March 31, 2022		December 31, 2021
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$786,385	$786,385	$845,695	$845,695
U.S. Treasury securities	Level 1	49,151	49,151	—	—
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	231,998	231,998	227,696	227,696
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	506,453	506,453	461,334	461,334
Municipal securities available-for-sale	Level 2	230	230	237	237
Municipal securities available-for-sale	Level 3	—	—	—	—
Corporate debt	Level 2	2,083	2,083	2,111	2,111
Other available-for-sale securities	Level 3	469	469	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	297,165	276,425	312,916	309,614
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	269,890	247,277	296,096	289,646
Non-marketable securities	Level 2	14,533	14,533	14,533	14,533
Loans receivable	Level 3	4,674,238	4,609,629	4,513,383	4,540,847
Loans held for sale	Level 2	90,152	90,152	139,142	139,142
Accrued interest receivable	Level 2	21,547	21,547	17,848	17,848
Interest rate swap derivatives	Level 2	13,922	13,922	8,798	8,798
Mortgage banking derivatives	Level 3	3,488	3,488	1,883	1,883
LIABILITIES
Deposit transaction accounts	Level 2	5,562,038	5,562,038	5,394,257	5,394,257
Time deposits	Level 2	802,772	792,325	833,916	833,163
Securities sold under agreements to repurchase	Level 2	24,744	24,744	22,768	22,768
Long-term debt	Level 2	40,000	40,000	40,000	40,000
Accrued interest payable	Level 2	4,539	4,539	3,944	3,944
Interest rate swap derivatives	Level 2	5,519	5,519	20,550	20,550
Mortgage banking derivatives	Level 3	761	761	463	463

Note 19 Subsequent Events

On April 1, 2022, the Company announced the signing of a definitive merger agreement to acquire Bancshares of Jackson Hole Incorporated (“BOJH”), the holding company for Bank of Jackson Hole with operations in Jackson Hole, Wyoming and Boise, Idaho. Under the terms of the agreement, BOJH shareholders will receive approximately $53.0 million of cash consideration and approximately 4.4 million shares of NBHC common stock, subject to certain potential adjustments. The transaction has a value of $230.0 million in the aggregate, based on NBHC’s closing price of $40.28 on March 31, 2022. The transaction is expected to be completed during the second half of 2022.

On April 18, 2022, the Company announced the signing of a definitive merger agreement to acquire Community Bancorporation (“CB”), the holding company for Rock Canyon Bank, headquartered in Provo, Utah and operating in the greater Salt Lake City region. Under the terms of the agreement, CB shareholders will receive approximately $16.1 million of cash consideration and approximately 3.1 million shares of NBHC common stock, subject to certain potential adjustments. The transaction has a value of $136.0 million in the aggregate, based on NBHC’s closing price of $38.69 on April 14, 2022. The transaction is expected to be completed during the second half of 2022.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2022, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2021, 2020 and 2019. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A “Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We are executing on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to blockchain payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Texas, Utah and New Mexico, as well as our ongoing investment in digital and blockchain solutions and strategic acquisitions position us well for growth opportunities. As of March 31, 2022, we had $7.3 billion in assets, $4.7 billion in loans, $6.4 billion in deposits and $0.8 billion in equity.

Operating Highlights and Key Challenges

   Profitability and returns

●

Net income was $18.4 million, or $0.60 per diluted share, for the first quarter of 2022, compared to net income of $26.8 million, or $0.86 per diluted share, for the first quarter of 2021, largely driven by lower mortgage banking income due to lower refinance activity in 2022.

●	The return on average tangible assets was 1.07% for the first quarter of 2022, compared to 1.65% for the first quarter of 2021.
●	The return on average tangible common equity was 10.3% for the first quarter of 2022, compared to 15.2% for the first quarter of 2021.

   Strategic execution

●

Announced a merger agreement with Bancshares of Jackson Hole Incorporated (“BOJH”) located in the fast-growing Wyoming and Boise markets, which had $1.6 billion in assets, $1.5 billion in deposits, $1.0 billion in loans and a favorable Wyoming-domiciled trust business with $0.6 billion in assets under management as of December 31, 2021.

●

Announced a merger agreement with Community Bancorporation (“CB”), the holding company for Rock Canyon Bank, which had $814.3 million in assets, $736.6 million in deposits and $494.2 million in loans as of December 31, 2021, further expanding our presence in the Salt Lake City region.

●	Upon completion of the BOJH and CB mergers, NBHC will have approximately $9.6 billion in pro forma assets measured as of December 31, 2021.
●

Continued to invest in digital solutions for our clients through our financial eco-system, 2UniFi, for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking services.

●

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans, and all concentration levels remain well below our self-imposed limits.

   Loan portfolio

●

Total loans ended the quarter at $4.7 billion increasing $174.9 million, or 15.8% annualized, since December 31, 2021, excluding Paycheck Protection Program (“PPP”) loans of $7.6 million and $21.7 million as of March 31, 2022 and December 31, 2021, respectively.

●	Generated record first quarter loan fundings totaling $419.7 million, led by commercial loan fundings of $305.3 million at March 31, 2022.

   Credit quality

●	Allowance for credit losses totaled 1.04% of total loans at March 31, 2022, compared to 1.10% at December 31, 2021.
●

During the three months ended March 31, 2022, the Company recorded an allowance for loan losses provision release of $0.3 million, compared to $4.6 million during the three months ended March 31, 2021.

●	Net charge-offs to average total loans for the three months ended March 31, 2022 totaled 0.05% annualized, compared to 0.03% for the full year ended December 31, 2021.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual TDRs) totaled a record low 0.24% of total loans consistent with December 31, 2021. Non-performing assets to total loans and OREO improved to 0.35% at March 31, 2022, compared to 0.39% at December 31, 2021.

   Client deposit funded balance sheet

●	Average transaction deposits for the first quarter of 2022 increased 11.6% to $5.4 billion, compared to $4.8 billion for the same period in the prior year.
●	Average total deposits for the first quarter of 2022 increased 7.2% to $6.2 billion, compared to the first quarter of 2021.
●	The mix of transaction deposits to total deposits improved 78 basis points to 87.4% at March 31, 2022 from last quarter.
●	Cost of deposits totaled a record low 0.17%, decreasing 11 basis points, compared to March 31, 2021.

   Revenues

●	Fully taxable equivalent (“FTE”) net interest income totaled $48.0 million for the first quarter of 2022 and increased $1.5 million, or 3.2%, compared to the first quarter of 2021.
●

The FTE net interest margin narrowed 12 basis points to 2.90% for the three months ended March 31, 2022, compared to the same period in the prior year due to lower earning asset yields which were partially offset by a decrease in the cost of funds. The yield on earning assets decreased 20 basis points driven by lower PPP loan activity. The cost of funds decreased nine basis points to 0.19% for the three months ended March 31, 2022, compared to the same period in the prior year.

●

Non-interest income totaled $19.1 million during the three months ended March 31, 2022, compared to $33.4 million for the three months ended March 31, 2021, driven by lower mortgage banking income due to lower refinance activity in 2022 and competition driving tighter gain on sale margins.

●	Service charges and bank card fees increased a combined $0.3 million during the three months ended March 31, 2022, compared to the first quarter of 2021.

   Expenses

●

Non-interest expense totaled $44.1 million during the three months ended March 31, 2022, representing a decrease of $5.6 million, or 11.2%, compared to the three months ended March 31, 2021 primarily due to lower salaries and benefits from lower mortgage banking-related compensation.

●

Income tax expense totaled $3.6 million during the three months ended March 31, 2022, compared to $5.7 million during the three months ended March 31, 2021 driven by lower pre-tax income. The effective tax rate for the first quarter 2022 was 16.4%, compared to 18.6% for the full year 2021.

   Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. As of March 31, 2022, our consolidated tier 1 leverage ratio was 10.48% and our common equity tier 1 and consolidated tier 1 risk based capital ratios were 13.94%.

●

At March 31, 2022, common book value per share was $27.33. The tangible common book value per share decreased $0.69 during the first quarter to $23.64 at March 31, 2022, primarily due to first quarter earnings, net of dividends paid, being outpaced by the increase in accumulated other comprehensive loss. Excluding accumulated other comprehensive loss, the tangible book value per share increased $0.37 to $24.93 at March 31, 2022.

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

The COVID-19 pandemic has caused disruption to the U.S. labor market, supply chain, consumer spending and business operations. The prolonged economic impacts from the pandemic, including inflationary pressures, are likely to continue to present challenges to our business and to our clients.

We are focused on growing our loan portfolio while adhering to our established underwriting standards and self-imposed concentration limits. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

The agriculture industry continues to be impacted by elevated and volatile commodity prices and intermittent disruptions in supply chains. Our food and agribusiness portfolio is only 4.5% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 0.7% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Future growth in our interest income will ultimately be dependent on our ability to originate high-quality loans and other high-quality earning assets such as investment securities. Cash balances total $0.8 billion as of March 31, 2022 and have decreased $59.3 million from December 31, 2021 and $36.1 million from March 31, 2021. Investment securities totaled $1.4 billion as of March 31, 2022 and increased $56.6 million, or 4.3%, compared to December 31, 2021. As of March 31, 2022, our loans outstanding totaled $4.7 billion, increasing $160.9 million, or 3.6%, compared to December 31, 2021. During 2022, our weighted average rate on new loans funded at the time of origination was 4.01%, which was consistent with the weighted average yield of our originated loans. Throughout 2020 and 2021, our net interest income has been impacted by lower average loan balances and interest rate actions taken by the Federal Reserve in response to the COVID-19 pandemic. Our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions.

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

Key Ratios(1)

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Return on average assets	1.04%	1.26%	1.61%
Return on average tangible assets(2)	1.07%	1.30%	1.65%
Return on average equity	8.84%	10.64%	13.03%
Return on average tangible common equity(2)	10.31%	12.37%	15.20%
Loan to deposit ratio (end of period)	73.44%	72.47%	71.70%
Non-interest bearing deposits to total deposits (end of period)	40.14%	40.24%	38.25%
Net interest margin(3)	2.82%	2.95%	2.94%
Net interest margin FTE(2)(3)(4)	2.90%	3.03%	3.02%
Interest rate spread FTE(4)(5)	2.78%	2.89%	2.83%
Yield on earning assets(6)	3.00%	3.13%	3.20%
Yield on earning assets FTE(2)(4)(6)	3.08%	3.21%	3.28%
Cost of interest bearing liabilities	0.30%	0.32%	0.45%
Cost of deposits	0.17%	0.18%	0.28%
Non-interest income to total revenue FTE(4)	28.43%	31.37%	41.78%
Non-interest expense to average assets	2.49%	2.47%	2.98%
Efficiency ratio	66.63%	60.81%	62.83%
Efficiency ratio FTE(2)(4)	65.32%	59.74%	61.83%

Total Loans Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.24%	0.24%	0.38%
Non-performing assets to total loans and OREO	0.35%	0.39%	0.51%
Allowance for credit losses to total loans	1.04%	1.10%	1.28%
Allowance for credit losses to non-performing loans	440.01%	458.77%	336.25%
Net charge-offs to average loans	0.05%	0.02%	0.01%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(4)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,313, $1,299 and $1,268 the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	March 31,	December 31,	March 31,
	2022	2021	2021
Total shareholders’ equity	$820,215	$840,106	$831,990
Less: goodwill and core deposit intangible assets, net	(121,096)	(121,392)	(122,280)
Add: deferred tax liability related to goodwill	10,298	10,070	9,384
Tangible common equity (non-GAAP)	$709,417	$728,784	$719,094

Total assets	$7,341,512	$7,214,011	$6,949,501
Less: goodwill and core deposit intangible assets, net	(121,096)	(121,392)	(122,280)
Add: deferred tax liability related to goodwill	10,298	10,070	9,384
Tangible assets (non-GAAP)	$7,230,714	$7,102,689	$6,836,605

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.17%	11.65%	11.97%
Less: impact of goodwill and core deposit intangible assets, net	(1.36)%	(1.39)%	(1.45)%
Tangible common equity to tangible assets (non-GAAP)	9.81%	10.26%	10.52%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$709,417	$728,784	$719,094
Divided by: ending shares outstanding	30,008,781	29,958,764	30,715,790
Tangible common book value per share (non-GAAP)	$23.64	$24.33	$23.41

Tangible common book value per share, excluding accumulated other comprehensive loss (income) calculations:
Tangible common equity (non-GAAP)	$709,417	$728,784	$719,094
Accumulated other comprehensive loss (income), net of tax	38,633	6,963	(485)
Tangible common book value, excluding accumulated other comprehensive loss (income), net of tax (non-GAAP)	748,050	735,747	718,609
Divided by: ending shares outstanding	30,008,781	29,958,764	30,715,790
Tangible common book value per share, excluding accumulated other comprehensive loss (income), net of tax (non-GAAP)	$24.93	$24.56	$23.40

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Net income	$18,352	$22,769	$26,812
Add: impact of core deposit intangible amortization expense, after tax	227	227	228
Net income adjusted for impact of core deposit intangible amortization expense, after tax	$18,579	$22,996	$27,040

Average assets	$7,174,398	$7,146,571	$6,755,484
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(110,973)	(111,508)	(113,074)
Average tangible assets (non-GAAP)	$7,063,425	$7,035,063	$6,642,410

Average shareholders' equity	$841,942	$848,803	$834,698
Less: average goodwill and core deposit intangible asset, net of deferred tax liability related to goodwill	(110,973)	(111,508)	(113,074)
Average tangible common equity (non-GAAP)	$730,969	$737,295	$721,624

Return on average assets	1.04%	1.26%	1.61%
Return on average tangible assets (non-GAAP)	1.07%	1.30%	1.65%
Return on average equity	8.84%	10.64%	13.03%
Return on average tangible common equity (non-GAAP)	10.31%	12.37%	15.20%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Interest income	$49,525	$52,501	$49,213
Add: impact of taxable equivalent adjustment	1,313	1,299	1,268
Interest income FTE (non-GAAP)	$50,838	$53,800	$50,481

Net interest income	$46,661	$49,486	$45,221
Add: impact of taxable equivalent adjustment	1,313	1,299	1,268
Net interest income FTE (non-GAAP)	$47,974	$50,785	$46,489

Average earning assets	$6,702,501	$6,655,918	$6,237,924
Yield on earning assets	3.00%	3.13%	3.20%
Yield on earning assets FTE (non-GAAP)	3.08%	3.21%	3.28%
Net interest margin	2.82%	2.95%	2.94%
Net interest margin FTE (non-GAAP)	2.90%	3.03%	3.02%

Efficiency Ratio

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Net interest income	$46,661	$49,486	$45,221
Add: impact of taxable equivalent adjustment	1,313	1,299	1,268
Net interest income, FTE (non-GAAP)	$47,974	$50,785	$46,489

Non-interest income	$19,054	$23,215	$33,361

Non-interest expense	$44,082	$44,505	$49,668
Less: core deposit intangible asset amortization	(296)	(296)	(296)
Non-interest expense, adjusted for core deposit intangible asset amortization (non-GAAP)	$43,786	$44,209	$49,372

Efficiency ratio	66.63%	60.81%	62.83%
Efficiency ratio FTE (non-GAAP)	65.32%	59.74%	61.83%

Application of Critical Accounting Policies and Significant Estimates

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the determination of the ACL. See additional discussion of our ACL policy in note 2 – Summary of Significant Accounting Policies in our audited consolidated financial statements in our 2021 Annual Report on Form 10-K.

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

Financial Condition

Total assets were $7.3 billion at March 31, 2022, compared to $7.2 billion at December 31, 2021, an increase of $127.5 million, or 1.8%. Cash and cash equivalents decreased $59.3 million, or 7.0%, from December 31, 2021, and investment securities increased $56.6 million, or 4.3%. Total loans increased $160.9 million, or 3.6%, and the allowance for credit losses decreased $0.9 million to $48.8 million at March 31, 2022.

During the first quarter of 2022, lower cost demand, savings, and money market deposits ("transaction deposits") increased $167.8 million, or 12.6% annualized, compared to December 31, 2021, as we continued developing full banking relationships with our clients. In addition to providing excess cash liquidity, the increase in transaction deposits provided low-cost funding utilized to fund loan growth.

Investment securities

Available-for-sale

Total investment securities available-for-sale increased 14.2% during the three months ended March 31, 2022 to $0.8 billion. Purchases of available-for-sale securities during the three months ended March 31, 2022 and 2021 totaled $179.4 million and $86.2 million, respectively. Paydowns and maturities totaled $39.1 million and $68.6 million during the three months ended March 31, 2022 and 2021, respectively.

Our available-for-sale investment securities portfolio is summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	March 31, 2022				December 31, 2021
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$49,056	$49,151	6.2%	2.43%	$—	$—	—	—
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	250,841	231,998	29.4%	1.50%	231,523	227,696	32.9%	1.38%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	539,068	506,453	64.0%	1.58%	467,490	461,334	66.7%	1.47%
Municipal securities	230	230	0.0%	3.17%	230	237	0.0%	3.17%
Corporate debt	2,000	2,083	0.3%	5.87%	2,000	2,111	0.3%	5.80%
Other securities	469	469	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$841,664	$790,384	100.0%	1.62%	$701,712	$691,847	100.0%	1.46%

As of March 31, 2022 and December 31, 2021, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 5.2 years and 4.2 years at March 31, 2022 and December 31, 2021, respectively. This estimate is based on assumptions and actual results may differ. At March 31, 2022 and December 31, 2021, the duration of the total available-for-sale investment portfolio was 4.5 years and 3.8 years, respectively.

At March 31, 2022 and December 31, 2021, adjustable rate securities comprised 7.7% and 1.7%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 1.73% per annum and 1.70% per annum at March 31, 2022 and December 31, 2021, respectively.

The available-for-sale investment portfolio included $0.5 million of unrealized gains and $51.8 million of unrealized losses at March 31, 2022. At December 31, 2021, the available-for-sale investment portfolio included $3.4 million of unrealized gains and $13.3 million of unrealized losses. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

 Held-to-maturity

Held-to-maturity investment securities decreased 6.9% during the three months ended March 31, 2022 to $0.6 billion. There were no purchases of held-to-maturity investment securities during the three months ended March 31, 2022. Purchases during the three months ended March 31, 2021 totaled $174.1 million. Paydowns and maturities totaled $41.4 million and $29.0 million during the three months ended March 31, 2022 and 2021, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2022				December 31, 2021
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$297,165	$276,425	52.4%	1.64%	$312,916	$309,614	51.4%	1.56%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	269,890	247,277	47.6%	1.30%	296,096	289,646	48.6%	1.25%
Total investment securities held-to-maturity	$567,055	$523,702	100.0%	1.48%	$609,012	$599,260	100.0%	1.41%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $0.2 million of unrealized gains and $43.6 million of unrealized losses at March 31, 2022. At December 31, 2021, the held-to-maturity investment portfolio included $2.2 million of unrealized gains and $11.9 million of unrealized losses.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of March 31, 2022 and December 31, 2021 was 6.0 years and 4.1 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 5.1 years and 3.8 years as of March 31, 2022 and December 31, 2021, respectively.

Non-marketable securities

Non-marketable securities totaled $54.6 million and $50.7 million at March 31, 2022 and December 31, 2021, respectively, and included FRB stock, FHLB stock and other non-marketable securities. At March 31, 2022, other non-marketable securities totaled $40.0 million and consisted of equity method investments totaling $18.0 million and convertible preferred stock without a readily determinable fair value totaling $22.0 million. At December 31, 2021, other non-marketable securities totaled $36.2 million and consisted of equity method investments totaling $14.2 million and convertible preferred stock without a readily determinable fair value totaling $22.0 million. During 2021, the Company invested in two fintech firms, Finstro Global Holdings, Inc. and Figure Technologies. The Company will continue to invest with fintech solution providers to support our ecosystem buildout, support our core bank products and offerings, and to leverage efficiencies and technological solutions in our shared services areas. Purchases of non-marketable securities totaled $4.0 million and $1.2 million during the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, the Company held $13.9 million of FRB stock and $0.7 million of FHLB stock for regulatory or debt facility purposes, consistent with December 31, 2021. These are restricted securities which, lacking a market, are carried at cost. The Company is not aware of any events or changes in circumstances that may have an adverse effect on the investments carried at cost.

Loans overview

At March 31, 2022, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date.

The table below shows the loan portfolio composition at the respective dates:

			March 31, 2022 vs.
			December 31, 2021
	March 31, 2022	December 31, 2021	% Change
Originated:
Commercial:
Commercial and industrial	$1,551,447	$1,479,895	4.8%
Municipal and non-profit	949,125	928,705	2.2%
Owner-occupied commercial real estate	554,345	503,663	10.1%
Food and agribusiness	205,899	200,412	(2.7)%
Total commercial	3,260,816	3,112,675	4.8%
Commercial real estate non-owner occupied	634,928	611,765	3.8%
Residential real estate	626,763	616,135	1.7%
Consumer	17,321	17,336	(0.1)%
Total originated	4,539,828	4,357,911	4.2%

Acquired:
Commercial:
Commercial and industrial	15,800	16,252	(2.8)%
Municipal and non-profit	335	340	(1.5)%
Owner-occupied commercial real estate	21,329	29,973	(28.8)%
Food and agribusiness	2,976	3,177	(6.3)%
Total commercial	40,440	49,742	(18.7)%
Commercial real estate non-owner occupied	46,431	52,964	(12.3)%
Residential real estate	47,314	52,521	(9.9)%
Consumer	225	245	(8.2)%
Total acquired	134,410	155,472	(13.5)%
Total loans	$4,674,238	$4,513,383	3.6%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. The loan portfolio increased $174.9 million, or 15.8% annualized, from December 31, 2021 to March 31, 2022, excluding PPP loans of $7.6 million and $21.7 million as of March 31, 2022 and December 31, 2021, respectively. The increase was led by commercial loan growth, excluding PPP loans, of $152.9 million, or 19.7% annualized. First quarter loan fundings totaled $419.7 million, led by commercial loan fundings of $305.3 million.

Our commercial and industrial loan portfolio is comprised of diverse industry segments. At March 31, 2022, these segments included finance and financial services, primarily lender finance loans of $164.9 million, hospital/medical loans of $328.5 million, manufacturing-related loans of $136.1 million, and a variety of smaller subcategories of commercial and industrial loans. Food and agribusiness loans, which are well-diversified across food production, crop and livestock types, totaled $208.9 million and were 25.2% of the Company’s risk based capital. Crop and livestock loans represent 0.7% of total loans.

Non-owner occupied CRE loans were 82.3% of the Company’s risk based capital, or 14.6% of total loans, and no specific property type comprised more than 5.0% of total loans. The Company maintains very little exposure to non-owner occupied CRE retail properties, comprising 1.4% of total loans. Multi-family loans totaled $103.4 million, or 2.2% of total loans as of March 31, 2022.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled $1.7 billion over the past 12 months, led by commercial loan fundings of $1.2 billion. Fundings are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following tables represent new loan fundings during 2022 and 2021:

	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	2022	2021	2021	2021	2021
Commercial:
Commercial and industrial	$169,168	$229,529	$196,289	$147,030	$144,531
Municipal and non-profit	49,906	101,450	43,516	25,131	7,999
Owner occupied commercial real estate	67,597	28,914	53,445	48,225	27,093
Food and agribusiness	18,620	11,016	8,442	26,956	(10,104)
Total commercial	305,291	370,909	301,692	247,342	169,519
Commercial real estate non-owner occupied	63,416	46,128	55,392	58,532	49,195
Residential real estate	49,040	55,873	54,442	53,962	74,145
Consumer	1,904	2,524	1,810	2,267	1,353
Total	$419,651	$475,434	$413,336	$362,103	$294,212

Included in fundings are net fundings (paydowns) under revolving lines of credit totaling $66,430, $138,777, $29,154, $59,250 and ($26,395) as of the first quarter 2022 and fourth, third, second and first quarters in 2021, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	March 31, 2022
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$142,407	$1,153,873	$263,381	$7,586	$1,567,247
Municipal and non-profit	5,734	110,885	568,009	264,832	949,460
Owner occupied commercial real estate	36,968	183,712	283,672	71,322	575,674
Food and agribusiness	71,961	122,045	10,997	3,872	208,875
Total commercial	257,070	1,570,515	1,126,059	347,612	3,301,256
Commercial real estate non-owner occupied	217,684	311,606	151,642	427	681,359
Residential real estate	12,251	31,036	188,587	442,203	674,077
Consumer	4,231	10,746	2,569	—	17,546
Total loans	$491,236	$1,923,903	$1,468,857	$790,242	$4,674,238

	December 31, 2021
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$143,152	$1,119,195	$226,793	$7,007	$1,496,147
Municipal and non-profit	23,827	112,022	559,493	233,703	929,045
Owner occupied commercial real estate	40,510	160,853	266,664	65,609	533,636
Food and agribusiness	79,507	107,799	11,193	5,090	203,589
Total commercial	286,996	1,499,869	1,064,143	311,409	3,162,417
Commercial real estate non-owner occupied	200,042	316,473	147,783	431	664,729
Residential real estate	12,605	30,233	201,918	423,900	668,656
Consumer	3,504	11,507	2,570	—	17,581
Total loans	$503,147	$1,858,082	$1,416,414	$735,740	$4,513,383

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	March 31, 2022
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$548,977	4.18%	$875,863	3.61%	$1,424,840	3.83%
Municipal and non-profit(1)	919,997	3.38%	23,729	2.83%	943,726	3.37%
Owner occupied commercial real estate	338,777	4.52%	199,929	3.89%	538,706	4.43%
Food and agribusiness	45,497	5.21%	91,417	4.13%	136,914	4.49%
Total commercial	1,853,248	3.91%	1,190,938	3.68%	3,044,186	3.82%
Commercial real estate non-owner occupied	213,963	4.22%	249,712	3.69%	463,675	3.93%
Residential real estate	364,614	3.45%	297,211	3.99%	661,825	3.69%
Consumer	10,557	4.47%	2,757	3.47%	13,314	4.26%
Total loans with > 1 year maturity	$2,442,382	3.87%	$1,740,618	3.74%	$4,183,000	3.82%

	December 31, 2021
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$480,034	4.05%	$872,961	3.41%	$1,352,995	3.63%
Municipal and non-profit(1)	881,339	3.37%	23,879	2.76%	905,218	3.35%
Owner occupied commercial real estate	293,190	4.70%	199,936	3.75%	493,126	4.45%
Food and agribusiness	49,303	5.21%	74,779	3.95%	124,082	4.45%
Total commercial	1,703,866	3.88%	1,171,555	3.49%	2,875,421	3.72%
Commercial real estate non-owner occupied	214,463	4.28%	250,224	3.51%	464,687	3.86%
Residential real estate	360,648	3.45%	295,403	4.00%	656,051	3.70%
Consumer	11,567	4.37%	2,510	3.52%	14,077	4.21%
Total loans with > 1 year maturity	$2,290,544	3.85%	$1,719,692	3.58%	$4,010,236	3.74%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $341,330 and $343,089 that have been swapped to variable rates at current market pricing at March 31, 2022 and December 31, 2021, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $754,558 and $746,508 with an FTE weighted average rate of 4.01% and 3.97% at March 31, 2022 and December 31, 2021, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three months ended March 31, 2022 and 2021 was $0.1 million and $0.3 million, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	March 31, 2022	December 31, 2021
Non-accrual loans:
Non-accrual loans, excluding restructured loans	$8,602	$8,466
Restructured loans on non-accrual	2,491	2,366
Non-performing loans	11,093	10,832
OREO	5,063	7,005
Total non-performing assets	$16,156	$17,837

Loans 30-89 days past due and still accruing interest	$3,034	$1,687
Loans 90 days or more past due and still accruing interest	389	420
Non-accrual loans	11,093	10,832
Total past due and non-accrual loans	$14,516	$12,939
Accruing restructured loans	$4,979	$7,186
Allowance for credit losses	48,810	49,694
Non-performing loans to total loans	0.24%	0.24%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.25%	0.25%
Total non-performing assets to total loans and OREO	0.35%	0.39%
ACL to non-performing loans	440.01%	458.77%

During the first quarter of 2022, total non-performing loans increased $0.3 million, or 2.4%, from December 31, 2021. Loans 30-89 days past due and still accruing interest were 0.07% and 0.04% of total loans at March 31, 2022 and December 31, 2021, respectively. Loans 90 days or more past due and still accruing interest were 0.01% at both March 31, 2022 and December 31, 2021.

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

Net charge-offs on loans during the three months ended March 31, 2022 totaled $0.6 million, and the ratio of annualized net charge-offs to average total loans totaled 0.05%. During the first quarter of 2022, the Company recorded an allowance for loan losses provision release of $0.3 million driven by strong asset quality. Specific reserves on loans totaled $1.5 million at March 31, 2022.

Net charge-offs on loans during the three months ended March 31, 2021 totaled $0.1 million, and the ratio of annualized net charge-offs to average total loans totaled 0.01%. The Company recorded an allowance for loan losses provision release of $3.6 million, which included a provision release of $4.6 million for funded loans and a provision expense of $1.0 million for unfunded loan commitments during the first quarter of 2021. Provision release was driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. Specific reserves on loans totaled $1.8 million at March 31, 2021.

The Company has elected to exclude AIR from the ACL calculation. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income. As of March 31, 2022 and December 31, 2021, AIR from loans totaled $19.0 million and $15.7 million, respectively.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $48.8 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at March 31, 2022. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	March 31, 2022		March 31, 2021
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning balance	$49,694		$59,777
Charge-offs:
Commercial	(463)	0.04%	(160)	0.00%
Commercial real estate non-owner occupied	—	0.00%	—	0.00%
Residential real estate	(2)	0.00%	(22)	0.00%
Consumer	(169)	0.01%	(120)	0.01%
Total charge-offs	(634)		(302)
Recoveries	75		182
Net charge-offs	(559)	0.05%	(120)	0.01%
Provision release for loan losses	(325)		(4,600)
Ending allowance for credit losses	$48,810		$55,057
Ratio of ACL to total loans outstanding at period end	1.04%		1.28%
Ratio of ACL to total non-performing loans at period end	440.01%		336.25%
Total loans	$4,674,238		$4,303,246
Average total loans outstanding during the period	4,520,205		4,277,481
Non-performing loans	11,093		16,374

(1)	Ratio of annualized net charge-offs to average total loans.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	March 31, 2022
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,301,256	70.6%	$31,845	65.2%
Commercial real estate non-owner occupied	681,359	14.6%	8,495	17.4%
Residential real estate	674,077	14.4%	8,136	16.7%
Consumer	17,546	0.4%	334	0.7%
Total	$4,674,238	100.0%	$48,810	100.0%

	December 31, 2021
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,162,417	70.1%	$31,256	62.9%
Commercial real estate non-owner occupied	664,729	14.7%	10,033	20.2%
Residential real estate	668,656	14.8%	8,056	16.2%
Consumer	17,581	0.4%	349	0.7%
Total	$4,513,383	100.0%	$49,694	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at March 31, 2022 and December 31, 2021:

					Increase (decrease)
	March 31, 2022		December 31, 2021		Amount	% Change
Non-interest bearing demand deposits	$2,554,820	40.1%	$2,506,265	40.2%	$48,555	1.9%
Interest bearing demand deposits	595,137	9.4%	555,401	8.9%	39,736	7.2%
Savings accounts	791,463	12.4%	774,559	12.4%	16,904	2.2%
Money market accounts	1,620,618	25.5%	1,558,032	25.0%	62,586	4.0%
Total transaction deposits	5,562,038	87.4%	5,394,257	86.5%	167,781	3.1%
Time deposits < $250,000	684,165	10.7%	703,741	11.4%	(19,576)	(2.8)%
Time deposits > $250,000	118,607	1.9%	130,175	2.1%	(11,568)	(8.9)%
Total time deposits	802,772	12.6%	833,916	13.5%	(31,144)	(3.7)%
Total deposits	$6,364,810	100.0%	$6,228,173	100.0%	$136,637	2.2%

The following table shows uninsured time deposits by scheduled maturity as of March 31, 2022:

March 31, 2022
Three months or less	$3,812
Over 3 months through 6 months	6,955
Over 6 months through 12 months	15,911
Thereafter	22,179
Total uninsured time deposits	$48,857

At March 31, 2022 and December 31 2021, time deposits that were scheduled to mature within 12 months totaled $543.6 million and $555.4 million, respectively. Of the time deposits scheduled to mature within 12 months at March 31, 2022, $70.9 million were in denominations of $250,000 or more, and $472.7 million were in denominations less than $250,000.

Long-term debt

During the fourth quarter of 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at March 31, 2022, net of long-term debt issuance costs totaling $0.5 million, totaled $39.5 million. Interest expense totaling $0.3 million was recorded in the consolidated statements of operations during the year ended March 31, 2022.

The note is subordinated, unsecured and matures on November 15, 2031. Payments consist of interest only. Interest expense on the note is payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company intends to use the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

Other borrowings

As of March 31, 2022 and December 31, 2021, the Bank sold securities under agreements to repurchase totaling $24.7 million and $22.8 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $0.9 billion at March 31, 2022. The Bank utilizes its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At March 31, 2022 and December 31, 2021, the Bank had no outstanding borrowings with the FHLB. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at March 31, 2022 or December 31, 2021. Loans pledged were $1.3 billion at both March 31, 2022 and December 31, 2021. The Company incurred no interest expense related to FHLB advances or other short-term borrowing for the three months ended March 31, 2022 and 2021, respectively.

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

Overview of results of operations

Net income totaled $18.4 million, or $0.60 per diluted share, during the three months ended March 31, 2022, compared to net income of $26.8 million, or $0.86 per diluted share, during the three months ended March 31, 2021. The decrease between the periods is largely driven by lower mortgage banking income, due to lower refinance activity in 2022.

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

The table below presents the components of net interest income on a FTE basis for the three months ended March 31, 2022 and 2021. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

	For the three months ended			For the three months ended
	March 31, 2022			March 31, 2021
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,361,919	$42,085	3.91%	$4,004,994	$39,560	4.01%
Acquired loans	147,638	2,568	7.05%	238,468	5,128	8.72%
Loans held for sale	93,639	756	3.27%	231,521	1,517	2.66%
Investment securities available-for-sale	751,646	2,849	1.52%	686,731	2,485	1.45%
Investment securities held-to-maturity	589,830	2,012	1.36%	421,119	1,416	1.34%
Other securities	14,590	209	5.73%	15,818	210	5.31%
Interest earning deposits and securities purchased under agreements to resell	743,239	359	0.20%	639,273	165	0.10%
Total interest earning assets FTE(2)	$6,702,501	$50,838	3.08%	$6,237,924	$50,481	3.28%
Cash and due from banks	$79,383			$81,253
Other assets	442,098			495,222
Allowance for credit losses	(49,584)			(58,915)
Total assets	$7,174,398			$6,755,484
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,936,158	$1,437	0.20%	$2,645,487	$1,652	0.25%
Time deposits	821,814	1,094	0.54%	967,447	2,335	0.98%
Securities sold under agreements to repurchase	22,770	7	0.12%	21,377	5	0.09%
Long-term debt, net	39,489	326	3.35%	—	—	0.00%
Total interest bearing liabilities	$3,820,231	$2,864	0.30%	$3,634,311	$3,992	0.45%
Demand deposits	$2,434,198			$2,165,868
Other liabilities	78,027			120,607
Total liabilities	6,332,456			5,920,786
Shareholders' equity	841,942			834,698
Total liabilities and shareholders' equity	$7,174,398			$6,755,484
Net interest income FTE(2)		$47,974			$46,489
Interest rate spread FTE(2)			2.78%			2.83%
Net interest earning assets	$2,882,270			$2,603,613
Net interest margin FTE(2)			2.90%			3.02%
Average transaction deposits	$5,370,356			$4,811,355
Average total deposits	6,192,170			5,778,802
Ratio of average interest earning assets to average interest bearing liabilities	175.45%			171.64%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,313 and $1,268 for the three months ended March 31, 2022 and 2021, respectively.

(3)	Loan fees included in interest income totaled $2,364 and $4,544 for the three months ended March 31, 2022 and 2021, respectively.

Net interest income totaled $46.7 million and $45.2 million during the three months ended March 31, 2022 and 2021, respectively. Net interest income on an FTE basis totaled $48.0 million during the three months ended March 31, 2022, an increase of $1.5 million, or 3.2%, compared to three months ended March 31, 2021. While the impact of the 25 basis point increase in the federal funds rate on March 16, 2022 had a nominal impact on the Company’s first quarter 2022 results, the Company’s net interest income in future periods will benefit from this rate increase. The yield on earning assets decreased 20 basis points, driven by lower PPP loan forgiveness activity. During the three months ended March 31, 2022, the cost of funds decreased nine basis points to a record low 0.19%, compared to the same period during 2021.

Average loans comprised $4.5 billion, or 67.3%, of total average interest earning assets during the three months ended March 31, 2022, compared to $4.2 billion, or 68.0%, during the three months ended March 31, 2021. The increase in average loan balances was driven by a $356.9 million increase in average originated loans.

Average investment securities comprised 20.0% and 17.8% of total interest earning assets during the three months ended March 31, 2022 and 2021, respectively. The increase in the investment portfolio was driven by a strategic decision to deploy a portion of the excess cash liquidity into investment securities.

Average balances of interest bearing liabilities increased $185.9 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was driven by interest bearing demand, savings and money market deposits totaling $290.7 million, long-term debt totaling $39.5 million and securities sold under agreements to repurchase totaling $1.4 million. The increase was partially offset by a decrease in time deposits of $145.6 million.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three months ended March 31, 2022
	compared to
	Three months ended March 31, 2021
	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$3,444	$(919)	$2,525
Acquired loans	(1,580)	(980)	(2,560)
Loans held for sale	(1,113)	352	(761)
Investment securities available-for-sale	246	118	364
Investment securities held-to-maturity	575	21	596
Other securities	(18)	17	(1)
Interest earning deposits and securities purchased under agreements to resell	50	144	194
Total interest income	$1,604	$(1,247)	$357
Interest expense:
Interest bearing demand, savings and money market deposits	$142	$(357)	$(215)
Time deposits	(194)	(1,047)	(1,241)
Securities sold under agreements to repurchase	—	2	2
Long-term debt, net	326	—	326
Total interest expense	274	(1,402)	(1,128)
Net change in net interest income	$1,330	$155	$1,485

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,313 and $1,268 for three months ended March 31, 2022 and 2021, respectively.

(3)	Loan fees included in interest income totaled $2,364 and $4,544 for the three months ended March 31, 2022 and 2021, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended
	March 31, 2022		March 31, 2021
		Average		Average
	Average	rate	Average	rate
	balance	paid	balance	paid
Non-interest bearing demand	$2,434,198	0.00%	$2,165,868	0.00%
Interest bearing demand	577,586	0.17%	542,050	0.23%
Money market accounts	1,575,592	0.24%	1,428,845	0.30%
Savings accounts	782,980	0.14%	674,592	0.17%
Time deposits	821,814	0.54%	967,447	0.98%
Total average deposits	$6,192,170	0.17%	$5,778,802	0.28%

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

The Company recorded an allowance for loan losses provision release of $0.3 million for the three months ended March 31, 2022, driven by strong asset quality. During the three months ended March 31, 2021, the Company recorded total provision release of $3.6 million, which included a provision release of $4.6 million for funded loans, driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast, and a provision expense of $1.0 million for unfunded loan commitments. The allowance for credit losses totaled 1.04% of total loans at March 31, 2022, compared to the allowance for credit losses of 1.28% at March 31, 2021.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended March 31,		2022 vs 2021
			Increase (decrease)
	2022	2021	Amount	% Change
Service charges	$3,710	$3,474	$236	6.8%
Bank card fees	4,123	4,073	50	1.2%
Mortgage banking income	9,666	22,379	(12,713)	(56.8)%
Bank-owned life insurance income	532	548	(16)	(2.9)%
Other non-interest income	1,023	2,852	(1,829)	(64.1)%
OREO-related income	—	35	(35)	(100.0)%
Total non-interest income	$19,054	$33,361	$(14,307)	(42.9)%

During the first quarter of 2022, non-interest income decreased $14.3 million, or 42.9%, compared to the first quarter of last year. The decrease was primarily driven by $12.7 million lower mortgage banking income due to lower refinance activity in 2022 and competition driving tighter gain on sale margins. Other non-interest income decreased $1.8 million during the three months ended March 31, 2022, compared to the first quarter of 2021, primarily due to $0.8 million lower banking center consolidation-related income and $0.5 million lower unrealized gains on equity method investments. Service charges and bank card fees increased a combined $0.3 million compared to the first quarter 2021.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended March 31,		2022 vs 2021
			Increase (decrease)
	2022	2021	Amount	% Change
Salaries and benefits	$29,336	$33,523	$(4,187)	(12.5)%
Occupancy and equipment	6,396	6,550	(154)	(2.4)%
Telecommunications and data processing	2,381	2,337	44	1.9%
Marketing and business development	673	452	221	48.9%
FDIC deposit insurance	482	444	38	8.6%
Bank card expenses	1,268	1,144	124	10.8%
Professional fees	814	742	72	9.7%
Other non-interest expense	2,548	2,476	72	2.9%
Problem asset workout	163	438	(275)	(62.8)%
Gain on OREO sales, net	(275)	(29)	(246)	848.3%
Core deposit intangible asset amortization	296	296	—	—
Banking center consolidation-related expense	—	1,295	(1,295)	(100.0)%
Total non-interest expense	$44,082	$49,668	$(5,586)	(11.2)%

During the first quarter of 2022, non-interest expense decreased $5.6 million, or 11.2%, compared to the first quarter of last year. The decrease was largely due to $4.2 million lower salaries and benefits, which primarily included lower mortgage banking-related compensation. Occupancy and equipment decreased $0.2 million due to efficiencies gained from banking center consolidations in prior years. Problem asset workout expense decreased $0.3 million, and gain on sale of OREO increased $0.2 million. Included in the three months ended March 31, 2021 was $1.3 million of banking center consolidation-related expense.

Income taxes

Income tax expense was $3.6 million for the three months ended March 31, 2022, compared to an income tax expense of $5.7 million for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 was 16.4%, compared to 18.6% for the full year 2021. The effective tax rate is lower than the federal statutory rate primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

Additional information regarding income taxes can be found in note 19 of our audited consolidated financial statements in our 2021 Annual Report on Form 10-K.

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

On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Cash and due from banks	$785,885	$845,195
Interest bearing bank deposits	500	500
Unencumbered investment securities, at fair value	772,631	781,166
Total	$1,559,016	$1,626,861

Total on-balance sheet liquidity decreased $67.8 million at March 31, 2022 compared to December 31, 2021, due to lower cash and due from banks of $59.3 million and lower unencumbered investment securities of $8.5 million.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of March 31, 2022, $543.6 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on both lower cost transaction accounts and term deposits, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits. During 2021, the Company entered into a subordinated note purchase agreement maturing on November 15, 2031. The Company intends to use the net proceeds from the sale of the note for general corporate purposes. At March 31, 2022, the balance on the note, net of issuance costs totaling $0.5 million, totaled $39.5 million.

Through our relationship with the FHLB, the Bank may pledge qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. There were no investment securities pledged at March 31, 2022 or December 31, 2021. The Bank had loans pledged as collateral for FHLB advances of $1.3 billion at March 31, 2022 and $1.3 billion at December 31, 2021. FHLB advances, lines of credit and other short-term borrowing availability totaled $0.9 billion at March 31, 2022. The Bank can obtain additional liquidity through the FHLB facility, if required, and also has access to federal funds lines of credit with correspondent banks.

Our primary uses of funds are loan fundings, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses, and share repurchases. For additional information regarding our operating, investing and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Exclusive from the investing activities related to acquisitions, our primary investing activities are fundings and pay-offs and paydowns of loans and purchases and sales of investment securities. At March 31, 2022, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.4 billion at March 31, 2022, inclusive of pre-tax net unrealized losses of $51.3 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $42.7 million of pre-tax net unrealized losses at March 31, 2022. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of March 31, 2022, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

Capital

Under the Basel III requirements, at March 31, 2022, the Company and the Bank met all capital adequacy requirements, and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On February 24, 2021, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s stock. The remaining authorization under the program as of March 31, 2022 was $38.6 million.

On May 3, 2022, our Board of Directors declared a quarterly dividend of $0.23 per common share, payable on June 15, 2022 to shareholders of record at the close of business on May 27, 2022.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at March 31, 2022. At March 31, 2022, our asset sensitivity decreased slightly for a rising rate environment as a result of the balance sheet mix. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 25 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2022 at the respective dates:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	March 31, 2022	December 31, 2021
200	11.09%	11.12%
100	5.30%	5.37%
(25)	(1.87)%	(0.67)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of longer duration loans. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 87.4% of total deposits at March 31, 2022, compared to 86.5% at December 31, 2021. We currently have no brokered time deposits.

Impact of Inflation and Changing Prices

The primary impact of inflation on our operations is reflected in increasing operating costs and non-interest expense. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do changes in the general rate of inflation and changes in prices. Interest rate changes do not necessarily move in the same direction, nor have the same magnitude, as changes in the prices of goods and services. Although not as critical to the banking industry as many other industries, inflationary factors may have some impact on our ability to grow, total assets, earnings and capital levels. While we plan to continue our disciplined approach to expense management, an inflationary environment may cause wage pressures and general increases in our cost of doing business, which may increase our non-interest expense.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of March 31, 2022 and December 31, 2021, we had loan commitments totaling $1.1 billion and $992.5 million, respectively, and standby letters of credit that totaled $7.6 million and $7.3 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 with the exception of the following:

With respect to the mergers between the Company and Bancshares of Jackson Hole Inc. and Community Bancorporation, regulatory approvals may not be received, may take longer than expected, or regulators may impose conditions that are not presently anticipated or that could have an adverse effect on the Company. In addition, the Company is expected to incur significant costs related to the mergers and integration.

Before the mergers may be completed, various approvals, consents and non-objections must be obtained from the Board of Governors of the Federal Reserve System, and the relevant state regulators. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment, including as a result of changes in regulatory agency leadership. Despite the Company’s commitments to use their reasonable best efforts to resolve any objection that may be asserted by any governmental entity with respect to the merger agreement, under the terms of the merger agreement, the Company is not required to take any action or agree to any condition or restriction in connection with obtaining these approvals that would reasonably be expected to have a material adverse effect on the Company’s business.

Additionally, the Company is expected to incur substantial costs in connection with the mergers, including legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, and other regulatory fees and related costs. There are a large number of processes, policies, procedures, operations, technologies, and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, banking center operations, vendor management, risk management, lines of business, pricing, and benefits. While the Company has assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the Company taking charges against earnings following the completion of the mergers, the amount, and timing of which are uncertain at present.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
March 1 - March 31, 2022(1)	26,132	$41.40	—	$38,618,179

(1)

Represents shares purchased other than through publicly announced plans purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On February 24, 2021, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the program as of March 31, 2022 was $38.6 million.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

2.1

Agreement and Plan of Merger, dated as of March 31, 2022, by and among Bancshares of Jackson Hole Incorporated and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 2.1 to our Form 8-K dated March 31, 2022 and filed on April 5, 2022)

2.2

Agreement and Plan of Merger, dated as of April 18, 2022, by and among Community Bancorporation, National Bank Holdings Corporation, the Significant Stockholders named therein and Park Roney (incorporated herein by reference to Exhibit 2.1 to our Form 8-K dated April 18, 2022 and filed on April 20, 2022)

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

10.1

Form of Voting and Support Agreement, dated as of March 31, 2022, by and among Bancshares of Jackson Hole Incorporated, National Bank Holdings Corporation and certain shareholders of Bancshares of Jackson Hole Incorporated (incorporated herein by reference to Exhibit 2.1 to our Form 8-K dated March 31, 2022 and filed on April 5, 2022)

10.2

Form of Voting and Support Agreement, dated as of April 18, 2022, by and among National Bank Holdings Corporation and certain shareholders of Community Bancorporation (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 18, 2022 and filed on April 20, 2022)

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

Date: May 3, 2022