Form 10-Q
period 2022-06-30
National Bank Holdings Corp
filed 2022-08-02
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had outstanding 30,078,203 shares of Class A voting common stock, each with $0.01 par value per share, excluding 158,459 shares of restricted Class A common stock issued but not yet vested.

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

Forward-looking statements involve certain important risks, uncertainties and other factors, any of which could cause actual results to differ materially from those in such statements and, therefore, you are cautioned not to place undue reliance on such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●       difficulties and delays in integrating the mergers of NBHC, Community Bancorporation, and Bancshares of Jackson Hole Incorporated (the “mergers”) businesses or fully realizing cost savings and other benefits;

●       our ability to obtain regulatory approval for Bancshares of Jackson Hole Incorporated and meet other closing conditions for the mergers on the expected terms and schedule;

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

●       the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters;

●       the trading price of shares of the Company's stock;

●       the effects of tax legislation, including the potential of future increases to prevailing tax rates, or challenges to our positions;

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

●       technological changes;

●       the timely development and acceptance of new products and services, including in the digital technology space and our digital solution 2UniFiSM, and perceived overall value of these products and services by our clients;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$447,875	$845,195
Interest bearing bank deposits	500	500
Cash and cash equivalents	448,375	845,695
Investment securities available-for-sale (at fair value)	805,858	691,847
Investment securities held-to-maturity (fair value of $516,685 and $599,260 at June 30, 2022 and December 31, 2021, respectively)	582,650	609,012
Non-marketable securities	59,754	50,740
Loans	4,817,070	4,513,383
Allowance for credit losses	(50,860)	(49,694)
Loans, net	4,766,210	4,463,689
Loans held for sale	48,816	139,142
Other real estate owned	4,992	7,005
Premises and equipment, net	103,690	96,747
Goodwill	115,027	115,027
Intangible assets, net	14,568	12,322
Other assets	218,059	182,785
Total assets	$7,167,999	$7,214,011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,454,740	$2,506,265
Interest bearing demand deposits	597,000	555,401
Savings and money market	2,364,681	2,332,591
Time deposits	777,977	833,916
Total deposits	6,194,398	6,228,173
Securities sold under agreements to repurchase	24,396	22,768
Long-term debt, net	39,532	39,478
Other liabilities	94,122	83,486
Total liabilities	6,352,448	6,373,905
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 30,075,175 and 29,958,764 shares outstanding at June 30, 2022 and December 31, 2021, respectively	515	515
Additional paid-in capital	1,014,330	1,014,294
Retained earnings	314,616	289,876
Treasury stock of 21,251,530 and 21,384,676 shares at June 30, 2022 and December 31, 2021, respectively, at cost	(455,909)	(457,616)
Accumulated other comprehensive loss, net of tax	(58,001)	(6,963)
Total shareholders’ equity	815,551	840,106
Total liabilities and shareholders’ equity	$7,167,999	$7,214,011

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$51,737	$43,892	$95,832	$88,830
Interest and dividends on investment securities	5,873	4,121	10,735	8,021
Dividends on non-marketable securities	211	209	420	419
Interest on interest-bearing bank deposits	1,015	228	1,374	393
Total interest and dividend income	58,836	48,450	108,361	97,663
Interest expense:
Interest on deposits	2,485	3,576	5,016	7,563
Interest on borrowings	334	6	667	11
Total interest expense	2,819	3,582	5,683	7,574
Net interest income before provision for loan losses	56,017	44,868	102,678	90,089
Provision expense (release) for loan losses	2,504	(5,850)	2,182	(9,425)
Net interest income after provision for loan losses	53,513	50,718	100,496	99,514
Non-interest income:
Service charges	3,956	3,568	7,666	7,042
Bank card fees	4,541	4,614	8,664	8,687
Mortgage banking income	6,948	13,979	16,614	36,358
Bank-owned life insurance income	540	553	1,072	1,101
Other non-interest income	777	2,552	1,800	5,439
Total non-interest income	16,762	25,266	35,816	58,627
Non-interest expense:
Salaries and benefits	28,776	31,439	58,112	64,962
Occupancy and equipment	6,665	6,131	13,061	12,681
Telecommunications and data processing	2,453	2,315	4,834	4,652
Marketing and business development	674	570	1,347	1,022
FDIC deposit insurance	486	456	968	900
Bank card expenses	1,398	1,330	2,666	2,474
Professional fees	1,486	649	2,300	1,391
Other non-interest expense	3,169	2,348	5,717	4,824
Problem asset workout	144	294	307	732
Loss (gain) on OREO sales, net	5	221	(270)	192
Core deposit intangible asset amortization	296	296	592	592
Banking center consolidation-related expense	—	294	—	1,589
Total non-interest expense	45,552	46,343	89,634	96,011
Income before income taxes	24,723	29,641	46,678	62,130
Income tax expense	4,361	5,441	7,964	11,118
Net income	$20,362	$24,200	$38,714	$51,012
Earnings per share—basic	$0.67	$0.78	$1.28	$1.65
Earnings per share—diluted	0.67	0.77	1.27	1.63
Weighted average number of common shares outstanding:
Basic	30,225,898	30,947,206	30,173,338	30,888,062
Diluted	30,493,265	31,226,351	30,492,613	31,182,584

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$20,362	$24,200	$38,714	$51,012
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $6,009 and ($423) for the three months ended June 30, 2022 and 2021, respectively; and net of tax benefit of $15,846 and $2,409 for the six months ended June 30, 2022 and 2021, respectively	(19,288)	1,361	(50,866)	(7,757)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $25 and $47 for the three months ended June 30, 2022 and 2021, respectively; and net of tax benefit of $53 and $98 for the six months ended June 30, 2022 and 2021, respectively	(80)	(151)	(172)	(314)
Other comprehensive (loss) income	(19,368)	1,210	(51,038)	(8,071)
Comprehensive income (loss)	$994	$25,410	$(12,324)	$42,941

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, March 31, 2021	$515	$1,010,798	$243,446	$(423,254)	$485	$831,990
Net income	—	—	24,200	—	—	24,200
Stock-based compensation	—	1,353	—	—	—	1,353
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,654, net	—	(951)	—	889	—	(62)
Cash dividends declared ($0.22 per share)	—	—	(6,825)	—	—	(6,825)
Other comprehensive income	—	—	—	—	1,210	1,210
Balance, June 30, 2021	$515	$1,011,200	$260,821	$(422,365)	$1,695	$851,866
Balance, March 31, 2022	$515	$1,014,332	$301,220	$(457,219)	$(38,633)	$820,215
Net income	—	—	20,362	—	—	20,362
Stock-based compensation	—	1,697	—	—	—	1,697
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,782, net	—	(1,699)	—	1,310	—	(389)
Cash dividends declared ($0.23 per share)	—	—	(6,966)	—	—	(6,966)
Other comprehensive loss	—	—	—	—	(19,368)	(19,368)
Balance, June 30, 2022	$515	$1,014,330	$314,616	$(455,909)	$(58,001)	$815,551

	For the six months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2020	$515	$1,011,362	$223,175	$(424,127)	$9,766	$820,691
Net income	—	—	51,012	—	—	51,012
Stock-based compensation	—	2,483	—	—	—	2,483
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,187, net	—	(2,645)	—	1,762	—	(883)
Cash dividends declared ($0.43 per share)	—	—	(13,366)	—	—	(13,366)
Other comprehensive loss	—	—	—	—	(8,071)	(8,071)
Balance, June 30, 2021	$515	$1,011,200	$260,821	$(422,365)	$1,695	$851,866
Balance, December 31, 2021	$515	$1,014,294	$289,876	$(457,616)	$(6,963)	$840,106
Net income	—	—	38,714	—	—	38,714
Stock-based compensation	—	2,848	—	—	—	2,848
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $2,849, net	—	(2,812)	—	1,707	—	(1,105)
Cash dividends declared ($0.46 per share)	—	—	(13,974)	—	—	(13,974)
Other comprehensive loss	—	—	—	—	(51,038)	(51,038)
Balance, June 30, 2022	$515	$1,014,330	$314,616	$(455,909)	$(58,001)	$815,551

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$38,714	$51,012
Adjustments to reconcile net income to net cash provided by operating activities:
Provision expense (release) for loan losses	2,182	(9,425)
Depreciation and amortization	6,887	7,692
Change in current income tax receivable	2,001	(3,563)
Change in deferred income taxes	(13,309)	2,710
Net excess tax benefit from stock-based compensation	(206)	(392)
Discount accretion, net of premium amortization on securities	1,132	2,570
Gain on sale of mortgages, net	(14,304)	(33,326)
Origination of loans held for sale, net of repayments	(531,523)	(1,064,145)
Proceeds from sales of loans held for sale	639,614	1,213,796
Originations of mortgage serving rights	(3,325)	(5,949)
Impairment on other real estate owned	188	—
Impairment on fixed assets related to banking center consolidations	—	1,552
Gain on sale of fixed assets	(718)	(2,315)
Stock-based compensation	2,848	2,483
Operating lease payments	(2,339)	(2,620)
Change in other assets	(7,317)	10,535
Change in other liabilities	6,678	(36,626)
Net cash provided by operating activities	127,203	133,989
Cash flows from investing activities:
Proceeds from non-marketable securities	62	1,765
Proceeds from maturities of investment securities available-for-sale	79,103	131,113
Proceeds from maturities of investment securities held-to-maturity	69,734	64,762
Proceeds from sales of other real estate owned	2,134	936
Purchase of non-marketable securities	(9,379)	(3,840)
Purchase of investment securities available-for-sale	(260,246)	(86,199)
Purchase of investment securities held-to-maturity	(44,309)	(377,687)
(Purchases) sales of premises and equipment, net	(10,007)	9,102
Net (increase) decrease in loans	(306,728)	52,462
Proceeds from the sale of loans	933	—
Net cash used in investing activities	(478,703)	(207,586)
Cash flows from financing activities:
Net (decrease) increase in deposits	(33,775)	481,821
Net increase in repurchase agreements and other short-term borrowings	1,628	60
Issuance of stock under purchase and equity compensation plans	(1,623)	(2,424)
Proceeds from exercise of stock options	482	1,506
Payment of dividends	(14,043)	(13,438)
Net cash (used in) provided by financing activities	(47,331)	467,525
(Decrease) increase in cash, cash equivalents and restricted cash(1)	(398,831)	393,928
Cash, cash equivalents and restricted cash at beginning of the year(1)	850,220	615,565
Cash, cash equivalents and restricted cash at end of period(1)	$451,389	$1,009,493
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$6,282	$9,581
Net tax payments	3,373	9,464
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	$39	$1,522
Increase in loans purchased but not settled	—	2,000
Loans transferred from loans held for sale to loans	3,461	3,317

(1)

Included in restricted cash at June 30, 2022 and 2021 is $3.0 million and $5.0 million, respectively, placed in escrow for certain potential liabilities, for which the Company is indemnified, resulting from a previous acquisition. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2022

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 81 banking centers, as of June 30, 2022, located primarily in Colorado, the greater Kansas City region, Texas, Utah and New Mexico, as well as through online and mobile banking products and services.

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

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.4 billion at June 30, 2022 and included $0.8 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities. At December 31, 2021, investment securities totaled $1.3 billion and included $0.7 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	June 30, 2022
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$73,793	$—	$(739)	$73,054
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	282,052	59	(29,333)	252,778
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	523,891	3	(46,593)	477,301
Municipal securities	230	—	—	230
Corporate debt	2,000	26	—	2,026
Other securities	469	—	—	469
Total investment securities available-for-sale	$882,435	$88	$(76,665)	$805,858

	December 31, 2021
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$231,523	$1,436	$(5,263)	$227,696
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	467,490	1,889	(8,045)	461,334
Municipal securities	230	7	—	237
Corporate debt	2,000	111	—	2,111
Other securities	469	—	—	469
Total investment securities available-for-sale	$701,712	$3,443	$(13,308)	$691,847

During the six months ended June 30, 2022 and 2021, purchases of available-for-sale securities totaled $260.2 million and $86.2 million, respectively. Maturities and paydowns of available-for-sale securities during the six months ended June 30, 2022 and 2021 totaled $79.1 million and $131.1 million, respectively. There were no sales of available-for-sale securities during the six months ended June 30, 2022 or 2021.

At June 30, 2022 and December 31, 2021, the Company’s available-for-sale investment portfolio was primarily comprised of mortgage-backed securities, and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$73,054	$(739)	$—	$—	$73,054	$(739)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	134,678	(7,765)	112,143	(21,568)	246,821	(29,333)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	388,472	(30,013)	88,281	(16,580)	476,753	(46,593)
Total	$596,204	$(38,517)	$200,424	$(38,148)	$796,628	$(76,665)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$163,579	$(4,404)	$22,852	$(859)	$186,431	$(5,263)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	237,759	(5,593)	48,750	(2,452)	286,509	(8,045)
Total	$401,338	$(9,997)	$71,602	$(3,311)	$472,940	$(13,308)

Management evaluated all of the available-for-sale securities in an unrealized loss position at June 30, 2022 and December 31, 2021. The portfolio included 223 securities, which were in an unrealized loss position at June 30, 2022, compared to 49 securities at December 31, 2021. The unrealized losses in the Company's investment portfolio at June 30, 2022 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $418.2 million and $363.4 million at June 30, 2022 and at December 31, 2021, respectively. The Bank may also pledge available-for-sale investment securities as collateral for Federal Home Loan Bank (“FHLB”) advances. No securities were pledged for this purpose at June 30, 2022 or December 31, 2021.

A summary of the available-for-sale securities by maturity is shown in the following table as of June 30, 2022. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. Additionally, the Company holds other available-for-sale securities with an amortized cost and fair value of $0.5 million that have no stated contractual maturity date.

	June 30, 2022
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
After one but within five years	$73,793	$73,054	2.54%
Total U.S. Treasury securities	73,793	73,054
Municipal securities
After one but within five years	230	230	3.17%
Total municipal securities	230	230
Corporate debt
After five but within ten years	2,000	2,026	5.87%
Total corporate debt	2,000	2,026
Total	$76,023	$75,310

As of June 30, 2022 and December 31, 2021, accrued interest receivable (“AIR”) from available-for-sale investment securities totaled $1.5 million and $1.0 million, respectively, and was included within other assets in the statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$24,794	$124	$—	$24,918
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	303,370	—	(32,354)	271,016
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	254,486	—	(33,735)	220,751
Total investment securities held-to-maturity	$582,650	$124	$(66,089)	$516,685

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$312,916	$2,061	$(5,363)	$309,614
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	296,096	122	(6,572)	289,646
Total investment securities held-to-maturity	$609,012	$2,183	$(11,935)	$599,260

During the six months ended June 30, 2022 and 2021, purchases of held-to-maturity securities totaled $44.3 million and $377.7 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $69.7 million and $64.8 million during the six months ended June 30, 2022 and 2021, respectively.

The held-to-maturity portfolio included 99 securities, which were in an unrealized loss position as of June 30, 2022, compared to 48 securities at December 31, 2021. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$133,297	$(10,258)	$137,689	$(22,096)	$270,986	$(32,354)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	184,788	(26,395)	35,963	(7,340)	220,751	(33,735)
Total	$318,085	$(36,653)	$173,652	$(29,436)	$491,737	$(66,089)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$197,095	$(3,499)	$45,353	$(1,864)	$242,448	$(5,363)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	276,098	(6,572)	—	—	276,098	(6,572)
Total	$473,193	$(10,071)	$45,353	$(1,864)	$518,546	$(11,935)

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

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $244.7 million and $147.3 million at June 30, 2022 and December 31, 2021, respectively. The Bank may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at June 30, 2022 or December 31, 2021.

A summary of the held-to-maturity securities by maturity is shown in the following table as of June 30, 2022. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

	June 30, 2022
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
After one but within five years	$24,794	$24,918	3.18%
Total	$24,794	$24,918

As of June 30, 2022 and December 31, 2021, AIR from held-to-maturity investment securities totaled $0.9 million and $0.9 million, respectively, and was included within other assets in the statements of financial condition.

Note 4 Non-marketable Securities

Non-marketable securities totaled $59.8 million and $50.7 million at June 30, 2022 and December 31, 2021, respectively, and included FRB stock, FHLB stock and other non-marketable securities. At June 30, 2022, other non-marketable securities totaled $45.2 million and consisted of equity method investments totaling $19.2 million and convertible preferred stock without a readily determinable fair value totaling $26.0 million. At December 31, 2021, other non-marketable securities totaled $36.2 million and consisted of equity method investments totaling $14.2 million and convertible preferred stock without a readily determinable fair value totaling $22.0 million. During the six months ended June 30, 2022 and 2021, purchases of non-marketable securities totaled $9.4 million and $3.8 million, respectively.

At June 30, 2022, the Company held $13.9 million of FRB stock and $0.7 million of FHLB stock for regulatory or debt facility purposes. At December 31, 2021, the Company held $13.9 million of FRB stock and $0.7 million of FHLB stock. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $8.2 million and $9.4 million as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022
	Total loans	% of total
Commercial	$3,410,711	70.8%
Commercial real estate non-owner occupied	662,904	13.8%
Residential real estate	725,758	15.0%
Consumer	17,697	0.4%
Total	$4,817,070	100.0%

	December 31, 2021
	Total loans	% of total
Commercial	$3,162,417	70.1%
Commercial real estate non-owner occupied	664,729	14.7%
Residential real estate	668,656	14.8%
Consumer	17,581	0.4%
Total	$4,513,383	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at June 30, 2022 and December 31, 2021:

	June 30, 2022
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$544	$—	$1,021	$1,565	$1,601,732	$1,603,297
Municipal and non-profit	—	—	—	—	996,553	996,553
Owner occupied commercial real estate	—	—	2,487	2,487	608,696	611,183
Food and agribusiness	84	—	56	140	199,538	199,678
Total commercial	628	—	3,564	4,192	3,406,519	3,410,711
Commercial real estate non-owner occupied:
Construction	—	—	—	—	146,569	146,569
Acquisition/development	—	—	—	—	11,162	11,162
Multifamily	—	—	—	—	69,913	69,913
Non-owner occupied	652	191	754	1,597	433,663	435,260
Total commercial real estate	652	191	754	1,597	661,307	662,904
Residential real estate:
Senior lien	228	—	5,160	5,388	667,731	673,119
Junior lien	126	—	372	498	52,141	52,639
Total residential real estate	354	—	5,532	5,886	719,872	725,758
Consumer	147	3	12	162	17,535	17,697
Total loans	$1,781	$194	$9,862	$11,837	$4,805,233	$4,817,070

	June 30, 2022
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$224	$797	$1,021
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	2,317	170	2,487
Food and agribusiness	56	—	56
Total commercial	2,597	967	3,564
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	754	—	754
Total commercial real estate	754	—	754
Residential real estate:
Senior lien	3,609	1,551	5,160
Junior lien	372	—	372
Total residential real estate	3,981	1,551	5,532
Consumer	12	—	12
Total loans	$7,344	$2,518	$9,862

	December 31, 2021
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$481	$—	$1,490	$1,971	$1,494,176	$1,496,147
Municipal and non-profit	202	—	—	202	928,843	929,045
Owner occupied commercial real estate	207	—	4,525	4,732	528,904	533,636
Food and agribusiness	89	—	64	153	203,436	203,589
Total commercial	979	—	6,079	7,058	3,155,359	3,162,417
Commercial real estate non-owner occupied:
Construction	—	—	—	—	86,126	86,126
Acquisition/development	—	—	—	—	9,609	9,609
Multifamily	—	—	—	—	92,174	92,174
Non-owner occupied	94	217	121	432	476,388	476,820
Total commercial real estate	94	217	121	432	664,297	664,729
Residential real estate:
Senior lien	399	198	4,251	4,848	609,780	614,628
Junior lien	179	—	374	553	53,475	54,028
Total residential real estate	578	198	4,625	5,401	663,255	668,656
Consumer	36	5	7	48	17,533	17,581
Total loans	$1,687	$420	$10,832	$12,939	$4,500,444	$4,513,383

	December 31, 2021
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,490	$—	$1,490
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	4,525	—	4,525
Food and agribusiness	64	—	64
Total commercial	6,079	—	6,079
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	121	—	121
Total commercial real estate	121	—	121
Residential real estate:
Senior lien	3,274	977	4,251
Junior lien	374	—	374
Total residential real estate	3,648	977	4,625
Consumer	7	—	7
Total loans	$9,855	$977	$10,832

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include non-accrual loans and troubled debt restructurings (“TDRs”) on non-accrual status. There was no interest income recognized from non-accrual loans during the three or six months ended June 30, 2022 or 2021.

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

The amortized cost basis for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following tables as of June 30, 2022 and December 31, 2021:

	June 30, 2022
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2022	2021	2020	2019	2018	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$242,060	$345,996	$120,916	$116,400	$116,898	$65,106	$543,613	$18,173	$1,569,162
Special mention	—	—	2,528	1,818	646	16,562	1,173	—	22,727
Substandard	38	—	—	104	209	10,883	150	24	11,408
Total commercial and industrial	242,098	345,996	123,444	118,322	117,753	92,551	544,936	18,197	1,603,297
Municipal and non-profit:
Pass	85,811	238,344	94,037	63,194	77,055	436,512	1,600	—	996,553
Total municipal and non-profit	85,811	238,344	94,037	63,194	77,055	436,512	1,600	—	996,553
Owner occupied commercial real estate:
Pass	122,872	118,103	63,379	78,870	68,105	110,319	15,979	14	577,641
Special mention	—	—	—	10,651	4,350	14,694	—	—	29,695
Substandard	—	—	1,192	263	—	1,992	—	—	3,447
Doubtful	—	—	385	15	—	—	—	—	400
Total owner occupied commercial real estate	122,872	118,103	64,956	89,799	72,455	127,005	15,979	14	611,183
Food and agribusiness:
Pass	10,309	11,940	15,103	6,758	14,405	22,858	103,854	13	185,240
Special mention	—	—	4,669	1,233	—	199	7,388	—	13,489
Substandard	—	—	—	—	—	949	—	—	949
Total food and agribusiness	10,309	11,940	19,772	7,991	14,405	24,006	111,242	13	199,678
Total commercial	461,090	714,383	302,209	279,306	281,668	680,074	673,757	18,224	3,410,711
Commercial real estate non-owner occupied:
Construction:
Pass	16,737	69,351	19,069	32,366	—	217	8,829	—	146,569
Total construction	16,737	69,351	19,069	32,366	—	217	8,829	—	146,569
Acquisition/development:
Pass	2,975	867	375	711	1,830	4,404	—	—	11,162
Total acquisition/development	2,975	867	375	711	1,830	4,404	—	—	11,162
Multifamily:
Pass	23,684	2,999	25,851	—	15,820	1,559	—	—	69,913
Total multifamily	23,684	2,999	25,851	—	15,820	1,559	—	—	69,913
Non-owner occupied
Pass	29,537	61,499	58,341	76,444	17,522	158,061	300	—	401,704
Special mention	—	—	—	9,840	5,484	13,050	—	—	28,374
Substandard	—	—	—	—	653	4,425	—	—	5,078
Doubtful	—	—	—	—	—	104	—	—	104
Total non-owner occupied	29,537	61,499	58,341	86,284	23,659	175,640	300	—	435,260
Total commercial real estate non-owner occupied	72,933	134,716	103,636	119,361	41,309	181,820	9,129	—	662,904
Residential real estate:
Senior lien
Pass	112,424	221,697	86,468	31,290	19,223	177,110	18,148	471	666,831
Special mention	—	—	—	—	—	320	—	—	320
Substandard	—	235	477	1,175	111	3,970	—	—	5,968
Total senior lien	112,424	221,932	86,945	32,465	19,334	181,400	18,148	471	673,119
Junior lien
Pass	1,444	1,149	1,748	2,236	1,486	3,319	40,190	290	51,862
Special mention	—	—	—	—	—	322	—	27	349
Substandard	—	—	112	—	58	258	—	—	428
Total junior lien	1,444	1,149	1,860	2,236	1,544	3,899	40,190	317	52,639
Total residential real estate	113,868	223,081	88,805	34,701	20,878	185,299	58,338	788	725,758
Consumer
Pass	4,522	6,059	2,288	891	388	528	2,973	35	17,684
Substandard	—	—	—	4	—	6	3	—	13
Total consumer	4,522	6,059	2,288	895	388	534	2,976	35	17,697
Total loans	$652,413	$1,078,239	$496,938	$434,263	$344,243	$1,047,727	$744,200	$19,047	$4,817,070

	December 31, 2021
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2021	2020	2019	2018	2017	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$424,813	$155,268	$146,420	$128,002	$49,408	$18,529	$519,678	$5,975	$1,448,093
Special mention	—	1,122	2,000	3,446	22,654	4,440	1,824	250	35,736
Substandard	—	99	89	744	10,399	303	105	—	11,739
Doubtful	—	375	—	54	49	101	—	—	579
Total commercial and industrial	424,813	156,864	148,509	132,246	82,510	23,373	521,607	6,225	1,496,147
Municipal and non-profit:
Pass	234,827	93,310	69,509	81,175	147,115	302,574	535	—	929,045
Total municipal and non-profit	234,827	93,310	69,509	81,175	147,115	302,574	535	—	929,045
Owner occupied commercial real estate:
Pass	122,641	81,072	84,359	71,183	48,086	77,100	13,666	1,688	499,795
Special mention	—	—	9,155	3,864	1,429	13,443	—	—	27,891
Substandard	—	1,192	1,527	—	220	2,028	—	—	4,967
Doubtful	—	389	550	—	—	44	—	—	983
Total owner occupied commercial real estate	122,641	82,653	95,591	75,047	49,735	92,615	13,666	1,688	533,636
Food and agribusiness:
Pass	11,245	20,606	6,966	21,427	2,443	24,047	107,978	24	194,736
Special mention	—	4,670	1,234	—	—	215	1,897	—	8,016
Substandard	—	—	—	—	259	578	—	—	837
Total food and agribusiness	11,245	25,276	8,200	21,427	2,702	24,840	109,875	24	203,589
Total commercial	793,526	358,103	321,809	309,895	282,062	443,402	645,683	7,937	3,162,417
Commercial real estate non-owner occupied:
Construction:
Pass	39,584	10,047	29,496	—	222	—	6,777	—	86,126
Total construction	39,584	10,047	29,496	—	222	—	6,777	—	86,126
Acquisition/development:
Pass	1,691	385	766	1,830	30	4,907	—	—	9,609
Total acquisition/development	1,691	385	766	1,830	30	4,907	—	—	9,609
Multifamily:
Pass	3,101	32,619	2,184	15,977	193	37,713	—	—	91,787
Special mention	—	—	—	—	—	387	—	—	387
Total multifamily	3,101	32,619	2,184	15,977	193	38,100	—	—	92,174
Non-owner occupied
Pass	59,060	58,964	122,452	18,425	92,349	95,265	557	—	447,072
Special mention	—	—	5,747	5,584	9,745	3,898	—	—	24,974
Substandard	—	—	—	729	—	4,045	—	—	4,774
Total non-owner occupied	59,060	58,964	128,199	24,738	102,094	103,208	557	—	476,820
Total commercial real estate non-owner occupied	103,436	102,015	160,645	42,545	102,539	146,215	7,334	—	664,729
Residential real estate:
Senior lien
Pass	223,120	100,476	38,696	21,889	29,554	177,051	18,278	188	609,252
Special mention	—	—	—	—	—	290	—	—	290
Substandard	44	325	684	318	299	3,416	—	—	5,086
Total senior lien	223,164	100,801	39,380	22,207	29,853	180,757	18,278	188	614,628
Junior lien
Pass	1,320	2,150	2,731	1,639	951	3,209	40,921	328	53,249
Special mention	—	—	—	—	—	—	24	322	346
Substandard	—	19	—	62	131	221	—	—	433
Total junior lien	1,320	2,169	2,731	1,701	1,082	3,430	40,945	650	54,028
Total residential real estate	224,484	102,970	42,111	23,908	30,935	184,187	59,223	838	668,656
Consumer:
Pass	8,815	3,528	1,241	631	131	557	2,653	19	17,575
Substandard	—	—	—	—	—	6	—	—	6
Total consumer	8,815	3,528	1,241	631	131	563	2,653	19	17,581
Total loans	$1,130,261	$566,616	$525,806	$376,979	$415,667	$774,367	$714,893	$8,794	$4,513,383

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at June 30, 2022 and December 31, 2021:

	June 30, 2022
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$241	$1,490	$1,731
Owner-occupied commercial real estate	2,431	—	2,431
Total Commercial	2,672	1,490	4,162
Commercial real estate non owner-occupied
Non-owner occupied	574	—	574
Total commercial real estate	574	—	574
Residential real estate
Senior lien	3,476	1,606	5,082
Total residential real estate	3,476	1,606	5,082
Total loans	$6,722	$3,096	$9,818

	December 31, 2021
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$3,270	$1,261	$4,531
Owner-occupied commercial real estate	4,012	255	4,267
Total Commercial	7,282	1,516	8,798
Residential real estate
Senior lien	2,212	—	2,212
Total residential real estate	2,212	—	2,212
Total loans	$9,494	$1,516	$11,010

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

During the three months ended June 30, 2022, the Company restructured two loans with an amortized cost basis of $2.4 million to facilitate repayment that are considered TDRs. During the six months ended June 30, 2022, the Company restructured six loans with an amortized cost basis of $3.0 million to facilitate repayment that are considered TDRs. Loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. The tables below provide additional information related to accruing TDRs at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$4,621	$4,655	$4,729	$317
Commercial real estate non-owner occupied	739	761	913	—
Residential real estate	1,848	1,876	2,242	—
Consumer	—	—	—	—
Total	$7,208	$7,292	$7,884	$317

	December 31, 2021
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$4,066	$4,472	$4,417	$—
Commercial real estate non-owner occupied	725	767	892	—
Residential real estate	2,395	2,468	2,781	—
Consumer	—	—	—	—
Total	$7,186	$7,707	$8,090	$—

The following table summarizes the Company’s carrying value of non-accrual TDRs as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Commercial	$439	$644
Commercial real estate non-owner occupied	94	117
Residential real estate	1,378	1,605
Consumer	—	—
Total non-accruing TDRs	$1,911	$2,366

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had no TDRs that were modified within the past 12 months and had defaulted on their restructured terms during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company had two TDRs totaling $49 thousand that were modified within the past 12 months and had defaulted on their restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status, which are not classified as TDRs.

Note 6 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended June 30, 2022
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$31,845	$8,495	$8,136	$334	$48,810
Charge-offs	(291)	—	—	(160)	(451)
Recoveries	27	21	44	23	115
Provision expense (release) for loan losses	430	(90)	1,892	154	2,386
Ending balance	$32,011	$8,426	$10,072	$351	$50,860

	Six months ended June 30, 2022
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$31,256	$10,033	$8,056	$349	$49,694
Charge-offs	(754)	—	(2)	(329)	(1,085)
Recoveries	74	21	46	49	190
Provision expense (release) for loan losses	1,435	(1,628)	1,972	282	2,061
Ending balance	$32,011	$8,426	$10,072	$351	$50,860

	Three months ended June 30, 2021
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$28,085	$15,054	$11,546	$372	$55,057
Charge-offs	(781)	—	—	(144)	(925)
Recoveries	128	—	37	33	198
Provision expense (release) for loan losses	1,208	(3,867)	(2,732)	91	(5,300)
Ending balance	$28,640	$11,187	$8,851	$352	$49,030

	Six months ended June 30, 2021
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,376	$17,448	$11,492	$461	$59,777
Charge-offs	(942)	—	(22)	(263)	(1,227)
Recoveries	257	6	44	73	380
Provision (release) expense for loan losses	(1,051)	(6,267)	(2,663)	81	(9,900)
Ending balance	$28,640	$11,187	$8,851	$352	$49,030

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

Net charge-offs on loans during the three and six months ended June 30, 2022 were $0.3 million and $0.9 million, respectively. The Company recorded an allowance for loan losses provision expense of $2.5 million during the three months ended June 30, 2022, which included a provision expense of $2.4 million for funded loans and a provision expense of $0.1 million for unfunded loan commitments. During the six months ended June 30, 2022, the Company recorded an allowance for loan losses provision expense of $2.2 million, which included a provision expense of $2.1 million for funded loans and a provision expense of $0.1 million for unfunded loan commitments. The provision expense was driven by loan growth and higher reserve requirements from changes in the CECL model’s underlying economic forecast.

Net charge-offs on loans during the three and six months ended June 30, 2021 were $0.7 million and $0.8 million, respectively. The Company recorded an allowance for loan losses provision release of $5.9 million for the three months ended June 30, 2021, which included a provision release of $5.3 million for funded loans and a provision release of $0.6 million for unfunded loan commitments. During the six months ended June 30, 2021, the Company recorded an allowance for loan losses provision release of $9.4 million, which included a provision release of $9.9 million for funded loans, partially offset by a provision expense of $0.5 million for unfunded loan commitments. Provision release was driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of June 30, 2022 and December 31, 2021, AIR from loans totaled $17.2 million and $15.7 million, respectively.

Note 7 Other Real Estate Owned

A summary of the activity in other real estate owned (“OREO”) during the six months ended June 30, 2022 and 2021 is as follows:

	For the six months ended June 30,
	2022	2021
Beginning balance	$7,005	$4,730
Transfers from loan portfolio, at fair value	39	1,522
Impairments	(188)	—
Sales	(1,864)	(1,128)
Ending balance	$4,992	$5,124

During the three months ended June 30, 2022 and 2021, the Company sold OREO properties with net book balances of $0.1 million and $0.5 million, respectively. During the six months ended June 30, 2022 and 2021, the Company sold OREO properties with net book balances of $1.9 million and $1.1 million, respectively. Sales of OREO properties resulted in net OREO losses of $5 thousand and net OREO gains of $270 thousand, which were included within gain on OREO sales, net in the consolidated statements of operations for the three and six months ended June 30, 2022, respectively. Net OREO losses of $0.2 million and $0.2 million were included in the consolidated statements of operations for the three and six months ended June 30, 2021, respectively.

Note 8 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with our acquisitions, the Company recorded goodwill of $115.0 million. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or six months ended June 30, 2022 or the year ended December 31, 2021.

The gross carrying amount of the core deposit intangibles (“CDI”) and the associated accumulated amortization at June 30, 2022 and December 31, 2021, are presented as follows:

	June 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$48,834	$(43,060)	$5,774	$48,834	$(42,469)	$6,365

The Company is amortizing the CDI from acquisitions on a straight-line basis over 7-10 years from the date of the respective acquisition, which represents the expected useful life of the assets. The Company recognized CDI amortization expense of $0.3 million and $0.6 million during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, the Company recognized CDI amortization expense of $0.3 million and $0.6 million, respectively.

The following table shows the estimated future amortization expense for the CDI as of June 30, 2022:

Years ending December 31,	Amount
For the six months ending December 31, 2022	$563
For the year ending December 31, 2023	1,048
For the year ending December 31, 2024	1,048
For the year ending December 31, 2025	1,048
For the year ending December 31, 2026	1,048

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $1.0 billion and $1.9 billion at June 30, 2022 and 2021, respectively.

Below are the changes in the MSRs for the periods presented:

	For the six months ended June 30,
	2022	2021
Beginning balance	$5,957	$10,380
Originations	3,325	5,949
(Impairment) recovery	(39)	707
Amortization	(448)	(1,632)
Ending balance	8,795	15,404
Fair value of mortgage servicing rights	$12,728	$18,685

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. The discount rate was 9.5%, and the constant prepayment speed ranged from 7.8% to 8.2% for the June 30, 2022 valuation. Discount rates ranged from 9.5% to 10.5%, and the constant prepayment speed ranged from 11.4% to 18.7% for the June 30, 2021 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2021, respectively.

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

The following table shows the estimated future amortization expense for the MSRs as of June 30, 2022:

Years ending December 31,	Amount
For the six months ending December 31, 2022	$537
For the year ending December 31, 2023	1,010
For the year ending December 31, 2024	887
For the year ending December 31, 2025	779
For the year ending December 31, 2026	684

Note 9 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of June 30, 2022 and December 31, 2021, the Company sold securities under agreements to repurchase totaling $24.4 million and $22.8 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $32.4 million and $28.8 million as of June 30, 2022 and December 31, 2021, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of June 30, 2022 and December 31, 2021, the Company had $8.0 million and $6.1 million, respectively, of excess collateral pledged for repurchase agreements.

Long-term debt

On November 5, 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at June 30, 2022, net of long-term debt issuance costs totaling $0.5 million, totaled $39.5 million. Interest expense totaling $0.3 million and $0.6 million was recorded in the consolidated statements of operations during the three and six months ended June 30, 2022, respectively.

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

FHLB advances

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.0 billion at June 30, 2022. The Bank may utilize its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At June 30, 2022 and December 31, 2021, the Bank had no outstanding borrowings from the FHLB. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at June 30, 2022 or December 31, 2021. Loans pledged were $1.4 billion and $1.3 billion at June 30, 2022 and December 31, 2021, respectively. There was no interest expense related to FHLB advances and other short-term borrowings for the three and six months ended June 30, 2022 or 2021.

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

Under the Basel III requirements, at June 30, 2022 and December 31, 2021, the Company and the Bank met all capital requirements, including the capital conservation buffer of 2.5%. The Company and Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	June 30, 2022
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.5%	$756,805	N/A	N/A	4.0%	$287,215
NBH Bank	9.1%	648,767	5.0%	$357,493	4.0%	285,994
Common equity tier 1 risk based capital:
Consolidated	13.8%	$756,805	N/A	N/A	7.0%	$385,243
NBH Bank	11.9%	648,767	6.5%	$355,490	7.0%	382,835
Tier 1 risk based capital ratio:
Consolidated	13.8%	$756,805	N/A	N/A	8.5%	$467,795
NBH Bank	11.9%	648,767	8.0%	$437,526	8.5%	464,871
Total risk based capital ratio:
Consolidated	15.4%	$844,697	N/A	N/A	10.5%	$577,864
NBH Bank	12.7%	696,659	10.0%	$546,907	10.5%	574,252

	December 31, 2021
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.4%	$731,087	N/A	N/A	4.0%	$281,463
NBH Bank	9.1%	637,115	5.0%	$350,584	4.0%	280,467
Common equity tier 1 risk based capital:
Consolidated	14.3%	$731,087	N/A	N/A	7.0%	$358,813
NBH Bank	12.5%	637,115	6.5%	$331,427	7.0%	356,921
Tier 1 risk based capital ratio:
Consolidated	14.3%	$731,087	N/A	N/A	8.5%	$435,701
NBH Bank	12.5%	637,115	8.0%	$407,910	8.5%	433,404
Total risk based capital ratio:
Consolidated	15.9%	$816,117	N/A	N/A	10.5%	$538,219
NBH Bank	13.4%	682,145	10.0%	$509,888	10.5%	535,382

(1)	Includes the capital conservation buffer of 2.5%.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$3,956	$4,415	$7,666	$8,367
Bank card fees	4,541	4,614	8,664	8,687
Non-interest income (in-scope of Topic 606)	8,497	9,029	16,330	17,054
Non-interest income (out-of-scope of Topic 606)	8,265	16,237	19,486	41,573
Total non-interest income	$16,762	$25,266	$35,816	$58,627
Non-interest expense
In-scope of Topic 606:
(Loss) gain on OREO sales, net	$(5)	$(221)	$270	$(192)
Total revenue in-scope of Topic 606	$8,492	$8,808	$16,600	$16,862

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

The following table summarizes stock option activity for the six months ended June 30, 2022:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2021	695,960	$28.19	6.57	$10,964
Granted	74,715	40.79
Exercised	(21,794)	23.96
Forfeited	(12,432)	31.38
Outstanding at June 30, 2022	736,449	29.54	6.43	6,770
Options exercisable at June 30, 2022	544,103	27.73	5.58	5,785
Options vested and expected to vest	716,705	29.32	6.35	6,715

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.4 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $0.6 million for the three and six months ended June 30, 2021, respectively. At June 30, 2022, there was $0.6 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.5 years.

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1-3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

The Company grants performance stock units which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. For awards granted in years other than 2020 and 2021, 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date.

In establishing PSU components during 2021 and 2020, the Compensation Committee determined the EPS target portion of the award would not be an effective metric in light of economic uncertainty surrounding COVID-19. Consequently, the Compensation Committee granted an award based upon a relative return on tangible assets (“ROTA”). Annually, the Company’s ROTA is compared to the respective ROTA of companies comprising the KBW Regional Index. At the end of the measurement period, the Company’s ranking will be averaged to determine the shares awarded. The fair value of the ROTA award was determined based on the closing stock price of the Company’s common stock on the grant date.

The weighted-average grant date fair value per unit for the awards granted during the six months ended June 30, 2022 of the EPS target portion and the TSR target portion was $40.83 and $35.25, respectively. The initial weighted-average performance price for the TSR target portion granted during 2022 was $43.51. During the six months ended June 30, 2022, the Company awarded an additional 17,741 units due to final performance results related to performance stock units granted in 2019.

The following table summarizes restricted stock and performance stock unit activity during the six months ended June 30, 2022:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2021	144,467	$33.40	160,394	$31.36
Granted	94,155	39.87	51,931	38.40
Adjustment due to performance	—	—	17,741	32.44
Vested	(69,183)	32.99	(67,875)	31.27
Forfeited	(8,237)	36.13	(6,334)	32.70
Unvested at June 30, 2022	161,202	$37.22	155,857	$33.81

As of June 30, 2022, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $4.3 million and $3.4 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.0 years and 2.1 years, respectively. Expense related to non-vested restricted stock awards totaled $0.9 million and $1.5 million during the three and six months ended June 30, 2022, respectively, and $0.6 million and $1.2 million during the three and six months ended June 30, 2021, respectively. Expense related to non-vested performance stock units totaled $0.4 million and $0.8 million during the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.7 million during the three and six months ended June 30, 2021, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 273,868 was available for issuance at June 30, 2022.

Under the ESPP, employees purchased 8,028 shares and 8,971 shares during the six months ended June 30, 2022 and 2021, respectively.

Note 13 Common Stock

The Company had 30,075,175 and 29,958,764 shares of Class A common stock outstanding at June 30, 2022 and December 31, 2021, respectively. Additionally, the Company had 161,202 and 144,467 shares outstanding at June 30, 2022 and December 31, 2021, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On February 24, 2021, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the current program as of June 30, 2022 was $38.6 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 30,075,175 and 30,800,985 shares of Class A common stock outstanding as of June 30, 2022 and 2021, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and six months ended June 30, 2022 and 2021.

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$20,362	$24,200	$38,714	$51,012
Less: income allocated to participating securities	(37)	(33)	(72)	(67)
Income allocated to common shareholders	$20,325	$24,167	$38,642	$50,945
Weighted average shares outstanding for basic earnings per common share	30,225,898	30,947,206	30,173,338	30,888,062
Dilutive effect of equity awards	267,367	279,145	319,275	294,522
Weighted average shares outstanding for diluted earnings per common share	30,493,265	31,226,351	30,492,613	31,182,584
Basic earnings per share	$0.67	$0.78	$1.28	$1.65
Diluted earnings per share	0.67	0.77	1.27	1.63

The Company had 736,449 and 751,394 outstanding stock options to purchase common stock at weighted average exercise prices of $29.54 and $27.68 per share at June 30, 2022 and 2021, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 317,059 and 311,744 unvested restricted shares and performance stock units issued as of June 30, 2022 and 2021, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of June 30, 2022 and December 31, 2021. Information about the valuation methods used to measure fair value is provided in note 17.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	location	2022	2021	Location	2022	2021
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$21,213	$477	Other liabilities	$127	$12,221
Total derivatives designated as hedging instruments		$21,213	$477		$127	$12,221

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$4,883	$8,321	Other liabilities	$4,935	$8,329
Interest rate lock commitments	Other assets	1,361	1,792	Other liabilities	525	197
Forward contracts	Other assets	175	91	Other liabilities	434	266
Total derivatives not designated as hedging instruments		$6,419	$10,204		$5,894	$8,792

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2022, the Company had interest rate swaps with a notional amount of $344.6 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2021, the Company had interest rate swaps with a notional amount of $343.1 million that were designated as fair value hedges. These interest rate swaps were associated with $346.8 million and $345.2 million of the Company’s fixed-rate loans as of June 30, 2022 and December 31, 2021, respectively, before a loss of $17.0 million and a gain of $16.1 million from the fair value hedge adjustment in the carrying amount, included in loans receivable in the statements of financial condition as of June 30, 2022 and December 31, 2021, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2022, the Company had matched interest rate swap transactions with an aggregate notional amount of $369.6 million related to this program. As of December 31, 2021, the Company had matched interest rate swap transactions with an aggregate notional amount of $394.4 million.

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

The Company had interest rate lock commitments with a notional value of $102.9 million and forward contracts with a notional value of $104.1 million at June 30, 2022. At December 31, 2021, the Company had interest rate lock commitments with a notional value of $110.0 million and forward contracts with a notional value of $198.3 million.

Effect of derivative instruments on the consolidated statements of operations

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
hedging relationships	derivatives	2022	2021	2022	2021
Interest rate products	Interest and fees on loans	$(6,902)	$(28,100)	$11,694	$(7,228)

	Location of gain (loss)	Amount of gain (loss) recognized in income on hedged items
	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
Hedged items	hedged items	2022	2021	2022	2021
Interest rate products	Interest and fees on loans	$7,428	$23,726	$(12,792)	$5,157

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
as hedging instruments	derivatives	2022	2021	2022	2021
Interest rate products	Other non-interest expense	$(50)	$4	$(44)	$10
Interest rate lock commitments	Mortgage banking income	243	(1,029)	(844)	(5,101)
Forward contracts	Mortgage banking income	(2,795)	(3,698)	(84)	2,384
Total		$(2,602)	$(4,723)	$(972)	$(2,707)

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

As of June 30, 2022, the termination value of derivatives in a net liability position related to these agreements was $23.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of June 30, 2022, the Company had posted $0.1 million in eligible collateral. If the Company had breached any of these provisions at June 30, 2022, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Commitments to fund loans	$573,082	$462,151
Unfunded commitments under lines of credit	584,554	530,397
Commercial and standby letters of credit	7,236	7,321
Total unfunded commitments	$1,164,872	$999,869

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. Charges against the reserve during the three and six months ended June 30, 2022 totaling $98 thousand and $144 thousand, respectively, were primarily driven by early payoffs and repurchases. Charges against the reserve during the three and six months ended June 30, 2021 totaling $116 thousand and $241 thousand, respectively, were primarily driven by early payoffs and repurchases. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Beginning balance	$1,969	$2,620	$2,102	$2,741
Provision charged to (released from) operating expense, net	7	(106)	(80)	(102)
Charge-offs	(98)	(116)	(144)	(241)
Ending balance	$1,878	$2,398	$1,878	$2,398

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the six months ended June 30, 2022 and 2021, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 84.9% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$73,054	$—	$—	$73,054
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	252,778	—	252,778
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	477,301	—	477,301
Municipal securities	—	230	—	230
Corporate debt	—	2,026	—	2,026
Loans held for sale	—	48,816	—	48,816
Interest rate swap derivatives	—	26,096	—	26,096
Mortgage banking derivatives	—	—	1,536	1,536
Total assets at fair value	$73,054	$807,247	$1,536	$881,837
Liabilities:
Interest rate swap derivatives	$—	$5,062	$—	$5,062
Mortgage banking derivatives	—	—	959	959
Total liabilities at fair value	$—	$5,062	$959	$6,021

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$227,696	$—	$227,696
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	461,334	—	461,334
Municipal securities	—	237	—	237
Corporate debt	—	2,111	—	2,111
Loans held for sale	—	139,142	—	139,142
Interest rate swap derivatives	—	8,798	—	8,798
Mortgage banking derivatives	—	—	1,883	1,883
Total assets at fair value	$—	$839,318	$1,883	$841,201
Liabilities:
Interest rate swap derivatives	$—	$20,550	$—	$20,550
Mortgage banking derivatives	—	—	463	463
Total liabilities at fair value	$—	$20,550	$463	$21,013

The table below details the changes in level 3 financial instruments during the six months ended June 30, 2022:

Mortgage banking
derivatives, net
Balance at December 31, 2021	$1,420
Loss included in earnings, net	(928)
Fees and costs included in earnings, net	85
Balance at June 30, 2022	$577

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 5% - 17% with a weighted average discount rate of 9.8%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At June 30, 2022, the Company recorded a specific reserve of $0.5 million related to three loans with a carrying balance of $2.4 million. At June 30, 2021, the Company recorded a specific reserve of $1.4 million related to seven loans with a carrying balance of $5.7 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 7.2%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $188 thousand of OREO impairment during the six months ended June 30, 2022. There was no OREO impairment during the six months ended June 30, 2021. The fair values of OREO are derived from third-party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes a discount rate and weighted average rate of 9.5% at June 30, 2022 and prepayment speed assumption ranges of 7.8% to 8.2% with a weighted average rate of 7.9% at June 30, 2022. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. During the six months ended June 30, 2022, the Company recorded $39 thousand of impairment. There was $0.7 million of recovery during the six months ended June 30, 2021. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

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

The tables below provide information regarding losses from assets recorded at fair value on a non-recurring basis during the six months ended June 30, 2022 and 2021:

	June 30, 2022
	Total	Losses from fair value changes
Individually evaluated loans	$14,916	$1,085
Other real estate owned	4,992	188
Mortgage servicing rights	8,795	39
Total	$28,703	$1,312

	June 30, 2021
	Total	Losses from fair value changes
Individually evaluated loans	$20,807	$1,227
Premises and equipment	6,032	1,552
Total	$26,839	$2,779

The Company did not record any liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2022.

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

The fair value of financial instruments at June 30, 2022 and December 31, 2021 are set forth below:

	Level in fair value	June 30, 2022		December 31, 2021
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$448,375	$448,375	$845,695	$845,695
U.S. Treasury securities - AFS	Level 1	73,054	73,054	—	—
U.S. Treasury securities - HTM	Level 1	24,794	24,918	—	—
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	252,778	252,778	227,696	227,696
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	477,301	477,301	461,334	461,334
Municipal securities available-for-sale	Level 2	230	230	237	237
Municipal securities available-for-sale	Level 3	—	—	—	—
Corporate debt	Level 2	2,026	2,026	2,111	2,111
Other available-for-sale securities	Level 3	469	469	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	303,370	271,016	312,916	309,614
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	254,486	220,751	296,096	289,646
Non-marketable securities	Level 2	14,534	14,534	14,533	14,533
Loans receivable	Level 3	4,817,070	4,741,285	4,513,383	4,540,847
Loans held for sale	Level 2	48,816	48,816	139,142	139,142
Accrued interest receivable	Level 2	19,785	19,785	17,848	17,848
Interest rate swap derivatives	Level 2	26,095	26,095	8,798	8,798
Mortgage banking derivatives	Level 3	1,536	1,536	1,883	1,883
LIABILITIES
Deposit transaction accounts	Level 2	5,416,421	5,416,421	5,394,257	5,394,257
Time deposits	Level 2	777,977	761,336	833,916	833,163
Securities sold under agreements to repurchase	Level 2	24,396	24,396	22,768	22,768
Long-term debt	Level 2	40,000	37,149	40,000	40,000
Accrued interest payable	Level 2	3,345	3,345	3,944	3,944
Interest rate swap derivatives	Level 2	5,062	5,062	20,550	20,550
Mortgage banking derivatives	Level 3	959	959	463	463

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and six months ended June 30, 2022, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2021, 2020 and 2019. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We are executing on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to blockchain payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Texas, Utah and New Mexico, as well as our ongoing investment in digital and blockchain solutions and strategic acquisitions position us well for growth opportunities. As of June 30, 2022, we had $7.2 billion in assets, $4.8 billion in loans, $6.2 billion in deposits and $0.8 billion in equity.

Operating Highlights and Key Challenges

Profitability and returns

●

Net income totaled $38.7 million, or $1.27 per diluted share, for the six months ended June 30, 2022, compared to net income of $51.0 million, or $1.63 per diluted share, for the same period in the prior year. Adjusting for $1.3 million of non-recurring expenses related to the previously announced acquisitions of Bank of Jackson Hole (“BOJH”) and Rock Canyon Bank (“RCB”), net income totaled $39.7 million, or $1.30 per diluted share, for the six months ended June 30, 2022.

●

The return on average tangible assets was 1.11% for the six months ended June 30, 2022, compared to 1.53% for the same period in the prior year. Adjusting for non-recurring acquisition-related expenses, the return on average tangible assets for the six months ended June 30, 2022 was 1.14%.

●

The return on average tangible common equity was 10.97% for the six months ended June 30, 2022, compared to 14.29% for the same period in the prior year. Adjusting for non-recurring acquisition-related expenses, the return on average tangible common equity for the six months ended June 30, 2022 was 11.24%.

Strategic execution

●

Announced a merger agreement with Community Bancorporation (“CB”), the holding company for RCB, which had $814.3 million in assets, $736.6 million in deposits and $494.2 million in loans as of December 31, 2021, further expanding our presence in the Salt Lake City region. We received regulatory approval on July 21, 2022, and the acquisition is expected to close in September 2022.

●

Announced a merger agreement with BOJH located in the fast-growing Wyoming and Boise markets, which had $1.6 billion in assets, $1.5 billion in deposits, $1.0 billion in loans and a favorable Wyoming-domiciled trust business with $0.6 billion in assets under management as of December 31, 2021.

●	Upon completion of the BOJH and CB mergers, NBHC will have approximately $9.6 billion in pro forma assets measured as of December 31, 2021.

●

Continued to invest in digital solutions for our clients through our financial eco-system, 2UniFiSM, for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking services.

●

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 5% or less of total loans, and all concentration levels remain well below our self-imposed limits.

Loan portfolio

●	Total loans ended the quarter at $4.8 billion increasing $303.7 million, or 13.6% annualized, since December 31, 2021.
●	New loan fundings over the trailing 12 months totaled a record $1.8 billion, led by commercial loan fundings of $1.3 billion.

Credit quality

●	Allowance for credit losses totaled 1.06% of total loans at June 30, 2022, compared to 1.10% at December 31, 2021.
●

The Company recorded an allowance for loan losses provision expense of $2.2 million for the six months ended June 30, 2022, compared to an allowance for loan losses provision release of $9.4 million for the six months ended June 30, 2021. The provision expense was driven by loan growth and higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast.

●	Net charge-offs to average total loans for the six months ended June 30, 2022 totaled 0.04%, annualized, compared to 0.03% for the full year ended December 31, 2021.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual TDRs) improved to a record low 0.20% of total loans, compared to 0.24% at December 31, 2021. Non-performing assets to total loans and OREO improved to a record low 0.31% at June 30, 2022, compared to 0.39% at December 31, 2021.

Client deposit funded balance sheet

●	Average transaction deposits for the six months ended June 30, 2022 increased 8.6% to $5.4 billion, compared to $5.0 billion for the same period in the prior year.
●	Average total deposits totaled $6.2 billion during the six months ended June 30, 2022, increasing 4.8%, compared to $5.9 billion for the same period in the prior year.
●	The mix of transaction deposits to total deposits improved 90 basis points to 87.4% at June 30, 2022, compared to 86.5% at December 31, 2021.
●	Cost of deposits totaled a record low 0.16% during the six months ended June 30, 2022, compared to 0.26% for the same period in the prior year.

Revenues

●

Fully taxable equivalent (“FTE”) net interest income totaled $105.3 million during the six months ended June 30, 2022, increasing $12.7 million, or 13.7%, compared to the same period in the prior year.

●

The FTE net interest margin widened 23 basis points to 3.15% for the six months ended June 30, 2022, as compared to the same period in the prior year. The yield on earning assets increased 16 basis points, led by the remix of assets into higher-yielding loan balances and increases in the federal funds rate since March 2022. The cost of funds decreased eight basis points to 0.18% for the six months ended June 30, 2022, compared to the same period in the prior year.

●

Non-interest income totaled $35.8 million during the six months ended June 30, 2022, compared to $58.6 million for the same period in 2021, primarily due to lower mortgage banking income from reduced refinance activity and tighter gain on sale margins for mortgage loans sold in the secondary market.

Expenses

●

Non-interest expense totaled $89.6 million during the six months ended June 30, 2022, representing a decrease of $6.4 million, or 6.6%, compared to the six months ended June 30, 2021, primarily due to lower salaries and benefits from lower mortgage banking-related compensation.

●

Included in the first six months of 2022 were $1.3 million of non-recurring acquisition-related expenses, with $1.1 million included in professional fees and $0.2 million included in other non-interest expense.

●

The FTE efficiency ratio during the six months ended June 30, 2022 totaled 63.09%, compared to 63.08% during the six months ended June 30, 2021. Adjusting for non-recurring acquisition-related expenses, the FTE efficiency ratio improved 89 basis points to 62.19% during the six months ended June 30, 2022, compared to the same period in the prior year.

●

Income tax expense totaled $8.0 million during the six months ended June 30, 2022, compared to $11.1 million during the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was 17.1%, compared to 17.9% for the six months ended June 30, 2021.

Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. As of June 30, 2022, our consolidated tier 1 leverage ratio was 10.54%, and our common equity tier 1 and consolidated tier 1 risk based capital ratios were 13.75%.

●

At June 30, 2022, common book value per share was $27.12. The tangible common book value per share decreased $0.88 to $23.45 at June 30, 2022 compared to December 31, 2022 as earnings, net of dividends paid, were outpaced by an increase in accumulated other comprehensive loss. Excluding accumulated other comprehensive loss, the tangible book value per share increased $0.82 to $25.38 at June 30, 2022.

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

The agriculture industry continues to be impacted by elevated and volatile commodity prices and intermittent disruptions in supply chains. Our food and agribusiness portfolio is only 4.1% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 0.7% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Future growth in our interest income will ultimately be dependent on our ability to originate high-quality loans and other high-quality earning assets such as investment securities. Cash balances total $0.5 billion as of June 30, 2022 and have decreased $397.3 million from December 31, 2021 and $556.1 million from June 30, 2021. Investment securities totaled $1.4 billion as of June 30, 2022 and increased $87.6 million, or 6.7%, compared to December 31, 2021. As of June 30, 2022, our loans outstanding totaled $4.8 billion, increasing $303.7 million, or 6.7%, compared to December 31, 2021. During 2022, our weighted average rate on new loans funded at the time of origination was 4.32%, compared to the weighted average yield of our originated loan portfolio of 4.05% (FTE). During the six months ended June 30, 2022, the Federal Reserve increased prevailing interest rates by a total of 1.50%. Our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions.

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

Key Ratios(1)

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2022	2021	2021	2022	2021
Return on average assets	1.13%	1.26%	1.38%	1.08%	1.49%
Return on average tangible assets(2)	1.16%	1.30%	1.41%	1.11%	1.53%
Return on average tangible assets, adjusted(2)(10)	1.20%	1.30%	1.41%	1.14%	1.53%
Return on average equity	9.96%	10.64%	11.51%	9.40%	12.26%
Return on average tangible common equity(2)	11.64%	12.37%	13.41%	10.97%	14.29%
Return on average tangible common equity, adjusted(2)(10)	12.08%	12.37%	13.41%	11.24%	14.29%
Loan to deposit ratio (end of period)	77.76%	72.47%	69.84%	77.76%	69.84%
Non-interest bearing deposits to total deposits (end of period)	39.63%	40.24%	39.58%	39.63%	39.58%
Net interest margin(3)	3.30%	2.95%	2.74%	3.07%	2.84%
Net interest margin FTE(2)(3)(4)	3.38%	3.03%	2.82%	3.15%	2.92%
Interest rate spread FTE(4)(5)	3.26%	2.89%	2.66%	3.02%	2.75%
Yield on earning assets(6)	3.47%	3.13%	2.96%	3.24%	3.08%
Yield on earning assets FTE(2)(4)(6)	3.55%	3.21%	3.04%	3.32%	3.16%
Cost of interest bearing liabilities	0.29%	0.32%	0.38%	0.30%	0.41%
Cost of deposits	0.16%	0.18%	0.24%	0.16%	0.26%
Non-interest income to total revenue FTE(4)	22.62%	31.37%	35.38%	25.38%	38.76%
Non-interest expense to average assets	2.53%	2.47%	2.63%	2.51%	2.80%
Efficiency ratio	62.18%	60.81%	65.66%	64.29%	64.16%
Efficiency ratio FTE(2)(4)	61.06%	59.74%	64.48%	63.09%	63.08%
Efficiency ratio FTE, adjusted(2)(4)(10)	59.70%	59.74%	64.48%	62.19%	63.08%

Total Loans Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.20%	0.24%	0.32%	0.20%	0.32%
Non-performing assets to total loans and OREO	0.31%	0.39%	0.44%	0.31%	0.44%
Allowance for credit losses to total loans	1.06%	1.10%	1.14%	1.06%	1.14%
Allowance for credit losses to non-performing loans	515.72%	458.77%	353.22%	515.72%	353.22%
Net charge-offs to average loans	0.03%	0.02%	0.07%	0.04%	0.04%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(4)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,336, $1,299 and $1,279 for the three months ended June 30, 2022, December 31, 2021 and June 30, 2021, respectively. The taxable equivalent adjustments included above are $2,649 and $2,547 for the six months ended June 30, 20221 and June 30, 2021, respectively.

(5)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(6)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities are excluded from interest earning assets.
(7)	Non-performing loans consist of non-accruing loans and restructured loans on non-accrual.
(8)	Non-performing assets include non-performing loans and OREO.
(9)	Total loans are net of unearned discounts and fees.
(10)	Ratios are adjusted for acquisition-related expenses. See non-GAAP reconciliation below.

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “average tangible assets,” “return on average tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity,” “tangible common equity to tangible assets,” “adjusted non-interest expense,” “non-interest expense to average assets, adjusted,” “adjusted net income,” “adjusted earnings per share - diluted,” “adjusted return on average tangible assets,” “adjusted return on average tangible common equity,” “Tangible common book value, excluding accumulated other comprehensive loss (income), net of tax,” “Tangible common book value per share, excluding accumulated other comprehensive loss (income), net of tax,” “Adjusted efficiency ratio FTE,” “Adjusted net income excluding CDI amortization expense, after tax” and “fully taxable equivalent” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenses or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	June 30,	December 31,	June 30,
	2022	2021	2021
Total shareholders’ equity	$815,551	$840,106	$851,866
Less: goodwill and CDI assets, net	(120,800)	(121,392)	(121,983)
Add: deferred tax liability related to goodwill	10,527	10,070	9,612
Tangible common equity (non-GAAP)	$705,278	$728,784	$739,495

Total assets	$7,167,999	$7,214,011	$7,136,128
Less: goodwill and CDI assets, net	(120,800)	(121,392)	(121,983)
Add: deferred tax liability related to goodwill	10,527	10,070	9,612
Tangible assets (non-GAAP)	$7,057,726	$7,102,689	$7,023,757

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.38%	11.65%	11.94%
Less: impact of goodwill and CDI assets, net	(1.39)%	(1.39)%	(1.41)%
Tangible common equity to tangible assets (non-GAAP)	9.99%	10.26%	10.53%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$705,278	$728,784	$739,495
Divided by: ending shares outstanding	30,075,175	29,958,764	30,800,985
Tangible common book value per share (non-GAAP)	$23.45	$24.33	$24.01

Tangible common book value per share, excluding accumulated other comprehensive loss (income) calculations:
Tangible common equity (non-GAAP)	$705,278	$728,784	$739,495
Accumulated other comprehensive loss (income), net of tax	58,001	6,963	(1,695)
Tangible common book value, excluding accumulated other comprehensive loss (income), net of tax (non-GAAP)	763,279	735,747	737,800
Divided by: ending shares outstanding	30,075,175	29,958,764	30,800,985
Tangible common book value per share, excluding accumulated other comprehensive loss (income), net of tax (non-GAAP)	$25.38	$24.56	$23.95

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2022	2021	2021	2022	2021
Net income	$20,362	$22,769	$24,200	$38,714	$51,012
Add: impact of CDI amortization expense, after tax	227	227	228	455	455
Net income excluding the impact of CDI amortization expense, after tax	$20,589	$22,996	$24,428	$39,169	$51,467

Average assets	$7,231,319	$7,146,571	$7,056,894	$7,203,016	$6,907,022
Less: average goodwill and CDI asset, net of deferred tax liability related to goodwill	(110,446)	(111,508)	(112,552)	(110,594)	(112,698)
Average tangible assets (non-GAAP)	$7,120,873	$7,035,063	$6,944,342	$7,092,422	$6,794,324

Average shareholders' equity	$819,614	$848,803	$843,116	$830,716	$838,930
Less: average goodwill and CDI asset, net of deferred tax liability related to goodwill	(110,446)	(111,508)	(112,552)	(110,594)	(112,698)
Average tangible common equity (non-GAAP)	$709,168	$737,295	$730,564	$720,122	$726,232

Return on average assets	1.13%	1.26%	1.38%	1.08%	1.49%
Return on average tangible assets (non-GAAP)	1.16%	1.30%	1.41%	1.11%	1.53%
Return on average equity	9.96%	10.64%	11.51%	9.40%	12.26%
Return on average tangible common equity (non-GAAP)	11.64%	12.37%	13.41%	10.97%	14.29%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2022	2021	2021	2022	2021
Interest income	$58,836	$52,501	$48,450	$108,361	$97,663
Add: impact of taxable equivalent adjustment	1,336	1,299	1,279	2,649	2,547
Interest income FTE (non-GAAP)	$60,172	$53,800	$49,729	$111,010	$100,210

Net interest income	$56,017	$49,486	$44,868	$102,678	$90,089
Add: impact of taxable equivalent adjustment	1,336	1,299	1,279	2,649	2,547
Net interest income FTE (non-GAAP)	$57,353	$50,785	$46,147	$105,327	$92,636

Average earning assets	$6,802,300	$6,655,918	$6,561,588	$6,752,676	$6,400,651
Yield on earning assets	3.47%	3.13%	2.96%	3.24%	3.08%
Yield on earning assets FTE (non-GAAP)	3.55%	3.21%	3.04%	3.32%	3.16%
Net interest margin	3.30%	2.95%	2.74%	3.07%	2.84%
Net interest margin FTE (non-GAAP)	3.38%	3.03%	2.82%	3.15%	2.92%

Efficiency Ratio

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2022	2021	2021	2022	2021
Net interest income	$56,017	$49,486	$44,868	$102,678	$90,089
Add: impact of taxable equivalent adjustment	1,336	1,299	1,279	2,649	2,547
Net interest income, FTE (non-GAAP)	$57,353	$50,785	$46,147	$105,327	$92,636

Non-interest income	$16,762	$23,215	$25,266	$35,816	$58,627

Non-interest expense	$45,552	$44,505	$46,343	$89,634	$96,011
Less: CDI asset amortization	(296)	(296)	(296)	(592)	(592)
Non-interest expense, excluding CDI asset amortization (non-GAAP)	$45,256	$44,209	$46,047	$89,042	$95,419

Non-interest expense, excluding CDI asset amortization	$45,256	$44,209	$46,047	$89,042	$95,419
Acquisition-related expenses	(1,006)	—	—	(1,260)	—
Adjusted non-interest expense (non-GAAP)	$44,250	$44,209	$46,047	$87,782	$95,419

Efficiency ratio	62.18%	60.81%	65.66%	64.29%	64.16%
Efficiency ratio FTE (non-GAAP)	61.06%	59.74%	64.48%	63.09%	63.08%
Adjusted efficiency ratio FTE (non-GAAP)	59.70%	59.74%	64.48%	62.19%	63.08%

Adjusted Financial Results

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2022	2021	2021	2022	2021
Adjustments to net income:
Net income	$20,362	$22,769	$24,200	$38,714	$51,012
Adjustments(1)	773	—	—	968	—
Adjusted net income (non-GAAP)	$21,135	$22,769	$24,200	$39,682	$51,012

Adjustments to earnings per share:
Earnings per share - diluted	$0.67	$0.75	$0.77	$1.27	$1.63
Adjustments(1)	0.02	—	—	0.03	—
Adjusted earnings per share - diluted (non-GAAP)	$0.69	$0.75	$0.77	$1.30	$1.63

Adjustments to return on average tangible assets:
Adjusted net income (non-GAAP)	$21,135	$22,769	$24,200	$39,682	$51,012
Add: impact of CDI amortization expense, after tax	227	227	228	455	455
Adjusted net income excluding CDI amortization expense, after tax (non-GAAP)	21,362	22,996	24,428	40,137	51,467
Average tangible assets (non-GAAP)	7,120,873	7,035,063	6,944,342	7,092,422	6,794,324
Adjusted return on average tangible assets (non-GAAP)	1.20%	1.30%	1.41%	1.14%	1.53%

Adjustments to return on average tangible common equity:
Adjusted net income excluding CDI amortization expense, after tax (non-GAAP)	$21,362	$22,996	$24,428	$40,137	$51,467
Average tangible common equity (non-GAAP)	709,168	737,295	730,564	720,122	726,232
Adjusted return on average tangible common equity (non-GAAP)	12.08%	12.37%	13.41%	11.24%	14.29%

Adjustments to non-interest expense:
Non-interest expense	$45,552	$44,505	$46,343	$89,634	$96,011
Adjustments(1)	1,006	—	—	1,260	—
Adjusted non-interest expense (non-GAAP)	44,546	44,505	46,343	88,374	96,011
Non-interest expense to average assets, adjusted (non-GAAP)	2.47%	2.47%	2.63%	2.47%	2.80%

(1) Adjustments:
Non-interest expense adjustments:
Acquisition-related expenses	$1,006	$—	$—	$1,260	$—
Tax expense impact	(233)	—	—	(292)	—
Adjustments (non-GAAP)	$773	$—	$—	$968	$—

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on TDRs and requires disclosure of current-period gross write-offs by year of origination. The guidance also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructuring for borrowers experiencing financial difficulty. The guidance will be effective for fiscal years, and interim periods, beginning after December 15, 2022 for entities that have adopted ASU 2016-13. The Company is reviewing ASU 2022-02 and does not expect the adoption of that pronouncement to have a material impact on its financial statements.

Financial Condition

Total assets remained consistent at $7.2 billion from December 31, 2021 to June 30, 2022 as the increases in loans and investment securities were offset by a decrease in cash. Cash and cash equivalents decreased $397.3 million, or 47.0%, from December 31, 2021 as excess cash liquidity was deployed into higher earning investment securities and loans. Investment securities increased $87.6 million, or 6.7%, and loans increased $303.7 million, or 6.7%, compared to December 31, 2021. The allowance for credit losses increased $1.2 million to $50.9 million at June 30, 2022, compared to December 31, 2021.

During the six months ended June 30, 2022, lower cost demand, savings, and money market deposits ("transaction deposits") increased $22.2 million, or 0.8% annualized, compared to December 31, 2021, as we continued developing full banking relationships with our clients. In addition to providing excess cash liquidity, the increase in transaction deposits provided low-cost funding utilized to fund loan growth.

Investment securities

Available-for-sale

Total investment securities available-for-sale increased 16.5% during the six months ended June 30, 2022 to $0.8 billion. Purchases of available-for-sale securities during the six months ended June 30, 2022 and 2021 totaled $260.2 million and $86.2 million, respectively. Paydowns and maturities totaled $79.1 million and $131.1 million during the six months ended June 30, 2022 and 2021, respectively.

Our available-for-sale investment securities portfolio is summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	June 30, 2022				December 31, 2021
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$73,793	$73,054	9.1%	2.54%	$—	$—	—	—
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	282,052	252,778	31.4%	1.72%	231,523	227,696	32.9%	1.38%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	523,891	477,301	59.1%	1.69%	467,490	461,334	66.7%	1.47%
Municipal securities	230	230	0.0%	3.17%	230	237	0.0%	3.17%
Corporate debt	2,000	2,026	0.3%	5.87%	2,000	2,111	0.3%	5.80%
Other securities	469	469	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$882,435	$805,858	100.0%	1.78%	$701,712	$691,847	100.0%	1.46%

As of June 30, 2022 and December 31, 2021, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 5.6 years and 4.2 years at June 30, 2022 and December 31, 2021, respectively. This estimate is based on assumptions and actual results may differ. At June 30, 2022 and December 31, 2021, the duration of the total available-for-sale investment portfolio was 4.8 years and 3.8 years, respectively.

At June 30, 2022 and December 31, 2021, adjustable rate securities comprised 10.4% and 1.7%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 1.76% per annum and 1.70% per annum at June 30, 2022 and December 31, 2021, respectively.

The available-for-sale investment portfolio included $76.7 million of unrealized losses and $0.1 million of unrealized gains at June 30, 2022 and $13.3 million of unrealized losses and $3.4 million of unrealized gains at December 31, 2021. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

 Held-to-maturity

Held-to-maturity investment securities decreased 4.3% during the six months ended June 30, 2022 to $0.6 billion. Purchases during the six months ended June 30, 2022 and 2021 totaled $44.3 million and $377.7 million, respectively. Paydowns and maturities totaled $69.7 million and $64.8 million during the six months ended June 30, 2022 and 2021, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2022				December 31, 2021
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$24,794	$24,918	4.3%	3.18%	$—	$—	—	—
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	303,370	271,016	52.0%	1.75%	312,916	309,614	51.4%	1.56%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	254,486	220,751	43.7%	1.31%	296,096	289,646	48.6%	1.25%
Total investment securities held-to-maturity	$582,650	$516,685	100.0%	1.62%	$609,012	$599,260	100.0%	1.41%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $66.1 million of unrealized losses and $0.1 million of unrealized gains at June 30, 2022. At December 31, 2021, the held-to-maturity investment portfolio included $11.9 million of unrealized losses and $2.2 million of unrealized gains.

The Company does not measure expected credit losses on a financial asset, or groups of financial assets, in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Management evaluated held-to-maturity securities noting they are backed by loans guaranteed by either U.S. government agencies or U.S. government sponsored entities, and management believes that default is highly unlikely given this governmental backing and long history without credit losses. Additionally, management notes that yields on which the portfolio generally trades are based upon market views of prepayment and liquidity risk and not credit risk. The Company has no intention to sell the securities and believes it will not be required to sell the securities before the recovery of their amortized cost.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of June 30, 2022 and December 31, 2021 was 6.4 years and 4.1 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 5.3 years and 3.8 years as of June 30, 2022 and December 31, 2021, respectively.

Non-marketable securities

Non-marketable securities totaled $59.8 million and $50.7 million at June 30, 2022 and December 31, 2021, respectively, and included FRB stock, FHLB stock and other non-marketable securities. At June 30, 2022, other non-marketable securities totaled $45.2 million and consisted of equity method investments totaling $19.2 million and convertible preferred stock without a readily determinable fair value totaling $26.0 million. At December 31, 2021, other non-marketable securities totaled $36.2 million and consisted of equity method investments totaling $14.2 million and convertible preferred stock without a readily determinable fair value totaling $22.0 million. The Company continues to invest with fintech solution providers to support our ecosystem buildout, support our core bank products and offerings, and to leverage efficiencies and technological solutions in our shared services areas. Purchases of non-marketable securities totaled $9.4 million and $3.8 million during the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022, the Company held $13.9 million of FRB stock and $0.7 million of FHLB stock for regulatory or debt facility purposes, consistent with December 31, 2021. These are restricted securities which, lacking a market, are carried at cost. The Company is not aware of any events or changes in circumstances that may have an adverse effect on the investments carried at cost.

Loans overview

At June 30, 2022, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our six acquisitions to date.

The table below shows the loan portfolio composition at the respective dates:

			June 30, 2022 vs.
			December 31, 2021
	June 30, 2022	December 31, 2021	% Change
Originated:
Commercial:
Commercial and industrial	$1,588,241	$1,479,895	7.3%
Municipal and non-profit	996,223	928,705	7.3%
Owner-occupied commercial real estate	592,334	503,663	17.6%
Food and agribusiness	196,829	200,412	(1.8)%
Total commercial	3,373,627	3,112,675	8.4%
Commercial real estate non-owner occupied	620,133	611,765	1.4%
Residential real estate	682,272	616,135	10.7%
Consumer	17,486	17,336	0.9%
Total originated	4,693,518	4,357,911	7.7%

Acquired:
Commercial:
Commercial and industrial	15,056	16,252	(7.4)%
Municipal and non-profit	330	340	(2.9)%
Owner-occupied commercial real estate	18,849	29,973	(37.1)%
Food and agribusiness	2,849	3,177	(10.3)%
Total commercial	37,084	49,742	(25.4)%
Commercial real estate non-owner occupied	42,771	52,964	(19.2)%
Residential real estate	43,486	52,521	(17.2)%
Consumer	211	245	(13.9)%
Total acquired	123,552	155,472	(20.5)%
Total loans	$4,817,070	$4,513,383	6.7%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. The loan portfolio increased $303.7 million, or 13.6% annualized, from December 31, 2021 to June 30, 2022. The increase was led by commercial loan growth of $248.3 million, or 15.8% annualized. Loan fundings for the first half of 2022 totaled a record $912.2 million, led by commercial loan fundings of $614.0 million.

Our commercial and industrial loan portfolio is comprised of diverse industry segments. At June 30, 2022, these segments included finance and financial services, primarily lender finance loans, of $174.1 million, hospital/medical loans of $346.8 million, manufacturing-related loans of $143.4 million, and a variety of smaller subcategories of commercial and industrial loans. Food and agribusiness loans, which are well-diversified across food production, crop and livestock types, totaled $199.7 million and were 23.6% of the Company’s risk based capital. Crop and livestock loans represent 0.7% of total loans.

Non-owner occupied CRE loans were 78.5% of the Company’s risk based capital, or 13.8% of total loans, and no specific property type comprised more than 5.0% of total loans. The Company maintains very little exposure to non-owner occupied CRE retail properties, comprising 1.3% of total loans. Multi-family loans totaled $70.9 million, or 1.5% of total loans as of June 30, 2022.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled a record $1.8 billion over the past 12 months, led by commercial loan fundings of $1.3 billion. Fundings are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following table represents new loan fundings for the periods presented:

	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter
	2022	2022	2021	2021	2021
Commercial:
Commercial and industrial	$152,550	$169,168	$229,529	$196,289	$147,030
Municipal and non-profit	81,428	49,906	101,450	43,516	25,131
Owner occupied commercial real estate	78,905	67,597	28,914	53,445	48,225
Food and agribusiness	(4,186)	18,620	11,016	8,442	26,956
Total commercial	308,697	305,291	370,909	301,692	247,342
Commercial real estate non-owner occupied	88,612	63,416	46,128	55,392	58,532
Residential real estate	93,220	49,040	55,873	54,442	53,962
Consumer	1,989	1,904	2,524	1,810	2,267
Total	$492,518	$419,651	$475,434	$413,336	$362,103

Included in fundings are net fundings under revolving lines of credit totaling $21,762, $66,430, $138,777, $29,154, and $59,250 as of the second and first quarters of 2022 and the fourth, third and second quarters of 2021, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	June 30, 2022
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$154,565	$1,179,280	$260,290	$9,162	$1,603,297
Municipal and non-profit	(2,074)	140,808	547,362	310,457	996,553
Owner occupied commercial real estate	38,688	186,951	313,042	72,502	611,183
Food and agribusiness	47,769	139,972	8,093	3,844	199,678
Total commercial	238,948	1,647,011	1,128,787	395,965	3,410,711
Commercial real estate non-owner occupied	184,630	321,847	156,302	125	662,904
Residential real estate	8,358	35,602	178,425	503,373	725,758
Consumer	4,394	11,165	2,138	—	17,697
Total loans	$436,330	$2,015,625	$1,465,652	$899,463	$4,817,070

	December 31, 2021
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$143,152	$1,119,195	$226,793	$7,007	$1,496,147
Municipal and non-profit	23,827	112,022	559,493	233,703	929,045
Owner occupied commercial real estate	40,510	160,853	266,664	65,609	533,636
Food and agribusiness	79,507	107,799	11,193	5,090	203,589
Total commercial	286,996	1,499,869	1,064,143	311,409	3,162,417
Commercial real estate non-owner occupied	200,042	316,473	147,783	431	664,729
Residential real estate	12,605	30,233	201,918	423,900	668,656
Consumer	3,504	11,507	2,570	—	17,581
Total loans	$503,147	$1,858,082	$1,416,414	$735,740	$4,513,383

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	June 30, 2022
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$623,325	4.27%	$825,408	4.47%	$1,448,733	4.38%
Municipal and non-profit(1)	975,049	3.44%	23,580	3.28%	998,629	3.43%
Owner occupied commercial real estate	357,833	4.39%	214,662	4.43%	572,495	4.53%
Food and agribusiness	45,138	5.17%	106,770	4.96%	151,908	5.02%
Total commercial	2,001,345	3.94%	1,170,420	4.48%	3,171,765	4.14%
Commercial real estate non-owner occupied	207,690	4.35%	270,583	4.38%	478,273	4.37%
Residential real estate	391,076	3.51%	326,323	4.17%	717,399	3.81%
Consumer	10,473	4.46%	2,830	4.14%	13,303	4.39%
Total loans with > 1 year maturity	$2,610,584	3.91%	$1,770,156	4.41%	$4,380,740	4.11%

	December 31, 2021
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$480,034	4.05%	$872,961	3.41%	$1,352,995	3.63%
Municipal and non-profit(1)	881,339	3.37%	23,879	2.76%	905,218	3.35%
Owner occupied commercial real estate	293,190	4.70%	199,936	3.75%	493,126	4.45%
Food and agribusiness	49,303	5.21%	74,779	3.95%	124,082	4.45%
Total commercial	1,703,866	3.88%	1,171,555	3.49%	2,875,421	3.72%
Commercial real estate non-owner occupied	214,463	4.28%	250,224	3.51%	464,687	3.86%
Residential real estate	360,648	3.45%	295,403	4.00%	656,051	3.70%
Consumer	11,567	4.37%	2,510	3.52%	14,077	4.21%
Total loans with > 1 year maturity	$2,290,544	3.85%	$1,719,692	3.58%	$4,010,236	3.74%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $344,648 and $343,089 that have been swapped to variable rates at current market pricing at June 30, 2022 and December 31, 2021, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $776,558 and $746,508 with an FTE weighted average rate of 4.00% and 3.97% at June 30, 2022 and December 31, 2021, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and six months ended June 30, 2022 was $0.1 million and $0.3 million, respectively, and $0.2 million and $0.5 million during the three and six months ended June 30, 2021, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	June 30, 2022	December 31, 2021
Non-accrual loans:
Non-accrual loans, excluding restructured loans	$7,951	$8,466
Restructured loans on non-accrual	1,911	2,366
Non-performing loans	9,862	10,832
OREO	4,992	7,005
Total non-performing assets	$14,854	$17,837

Loans 30-89 days past due and still accruing interest	$1,781	$1,687
Loans 90 days or more past due and still accruing interest	194	420
Non-accrual loans	9,862	10,832
Total past due and non-accrual loans	$11,837	$12,939
Accruing restructured loans	$7,208	$7,186
Allowance for credit losses	50,860	49,694
Non-performing loans to total loans	0.20%	0.24%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.21%	0.25%
Total non-performing assets to total loans and OREO	0.31%	0.39%
ACL to non-performing loans	515.72%	458.77%

During the six months ended June 30, 2022, total non-performing loans decreased $1.0 million, or 9.0%, from December 31, 2021 to a record low $9.9 million.

Loans 30-89 days past due and still accruing interest were 0.04% of total loans at both June 30, 2022 and December 31, 2021. Loans 90 days or more past due and still accruing interest were 0.00% of total loans at June 30, 2022 and 0.01% at December 31, 2021.

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

Net charge-offs on loans during the three and six months ended June 30, 2022 were $0.3 million and $0.9 million, respectively. The Company recorded an allowance for loan losses provision expense of $2.5 million for the three months ended June 30, 2022, which included a provision expense of $2.4 million for funded loans and a provision expense of $0.1 million for unfunded loan commitments. During the six months ended June 30, 2022, the Company recorded an allowance for loan losses provision expense of $2.2 million, which included a provision expense of $2.1 million for funded loans and a provision expense of $0.1 million for unfunded loan commitments. Provision expense was driven by loan growth and higher reserve requirements from changes in the CECL model’s underlying economic forecast. Specific reserves on loans totaled $0.5 million at June 30, 2022.

Net charge-offs on loans during the three and six months ended June 30, 2021 were $0.7 million and $0.8 million, respectively. The Company recorded an allowance for loan losses provision release of $5.9 million for the three months ended June 30, 2021, which included a provision release of $5.3 million for funded loans and a provision release of $0.6 million for unfunded loan commitments. During the six months ended June 30, 2021, the Company recorded total provision release of $9.4 million, which included a provision release of $9.9 million for funded loans, partially offset by a provision expense of $0.5 million for unfunded loan commitments. Provision release was driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. Specific reserves on loans totaled $1.4 million at June 30, 2021.

The Company has elected to exclude AIR from the ACL calculation. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income. As of June 30, 2022 and December 31, 2021, AIR from loans totaled $17.2 million and $15.7 million, respectively.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $50.9 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at June 30, 2022. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	June 30, 2022		June 30, 2021
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning allowance for credit losses	$48,810		$55,057
Charge-offs:
Commercial	(291)	0.02%	(781)	0.06%
Commercial real estate non owner-occupied	—	0.00%	—	0.00%
Residential real estate	—	0.00%	—	0.00%
Consumer	(160)	0.01%	(144)	0.01%
Total charge-offs	(451)		(925)
Recoveries	115		198
Net charge-offs	(336)	0.03%	(727)	0.07%
Provision expense (release) for loan losses	2,386		(5,300)
Ending allowance for credit losses	$50,860		$49,030
Average total loans outstanding during the period	$4,711,416		$4,312,128

	As of and for the six months ended
	June 30, 2022		June 30, 2021
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning balance	$49,694		$59,777
Charge-offs:
Commercial	(754)	0.03%	(942)	0.03%
Commercial real estate non-owner occupied	—	0.00%	—	0.00%
Residential real estate	(2)	0.00%	(22)	0.00%
Consumer	(329)	0.01%	(263)	0.01%
Total charge-offs	(1,085)		(1,227)
Recoveries	190		380
Net charge-offs	(895)	0.04%	(847)	0.04%
Provision expense (release) for loan losses	2,061		(9,900)
Ending allowance for credit losses	$50,860		$49,030
Ratio of ACL to total loans outstanding at period end	1.06%		1.14%
Ratio of ACL to total non-performing loans at period end	515.72%		353.22%
Total loans	$4,817,070		$4,300,757
Average total loans outstanding during the period	4,616,339		4,294,900
Non-performing loans	9,862		13,881

(1)	Ratio of annualized net charge-offs to average total loans.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	June 30, 2022
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,410,711	70.8%	$32,011	62.9%
Commercial real estate non-owner occupied	662,904	13.8%	8,426	16.6%
Residential real estate	725,758	15.0%	10,072	19.8%
Consumer	17,697	0.4%	351	0.7%
Total	$4,817,070	100.0%	$50,860	100.0%

	December 31, 2021
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,162,417	70.1%	$31,256	62.9%
Commercial real estate non-owner occupied	664,729	14.7%	10,033	20.2%
Residential real estate	668,656	14.8%	8,056	16.2%
Consumer	17,581	0.4%	349	0.7%
Total	$4,513,383	100.0%	$49,694	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at June 30, 2022 and December 31, 2021:

					Increase (decrease)
	June 30, 2022		December 31, 2021		Amount	% Change
Non-interest bearing demand deposits	$2,454,740	39.6%	$2,506,265	40.2%	$(51,525)	(2.1)%
Interest bearing demand deposits	597,000	9.6%	555,401	8.9%	41,599	7.5%
Savings accounts	782,579	12.6%	774,559	12.4%	8,020	1.0%
Money market accounts	1,582,102	25.6%	1,558,032	25.0%	24,070	1.5%
Total transaction deposits	5,416,421	87.4%	5,394,257	86.5%	22,164	0.4%
Time deposits < $250,000	663,847	10.7%	703,741	11.4%	(39,894)	(5.7)%
Time deposits > $250,000	114,130	1.9%	130,175	2.1%	(16,045)	(12.3)%
Total time deposits	777,977	12.6%	833,916	13.5%	(55,939)	(6.7)%
Total deposits	$6,194,398	100.0%	$6,228,173	100.0%	$(33,775)	(0.5)%

The following table shows uninsured time deposits by scheduled maturity as of June 30, 2022:

June 30, 2022
Three months or less	$5,293
Over 3 months through 6 months	10,454
Over 6 months through 12 months	10,880
Thereafter	21,754
Total uninsured time deposits	$48,381

At June 30, 2022 and December 31, 2021, time deposits that were scheduled to mature within 12 months totaled $536.7 million and $555.4 million, respectively. Of the time deposits scheduled to mature within 12 months at June 30, 2022, $69.4 million were in denominations of $250,000 or more, and $467.3 million were in denominations less than $250,000.

Long-term debt

On November 5, 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at June 30, 2022, net of long-term debt issuance costs totaling $0.5 million, totaled $39.5 million. Interest expense totaling $0.3 million and $0.6 million was recorded in the consolidated statements of operations during the three and six months ended June 30, 2022, respectively.

The note is subordinated, unsecured and matures on November 15, 2031. Payments consist of interest only. Interest expense on the note is payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company is using the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

Other borrowings

As of June 30, 2022 and December 31, 2021, the Bank sold securities under agreements to repurchase totaling $24.4 million and $22.8 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.0 billion at June 30, 2022. The Bank may utilize its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At June 30, 2022 and December 31, 2021, the Bank had no outstanding borrowings with the FHLB. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at June 30, 2022 or December 31, 2021. Loans pledged were $1.4 billion and $1.3 billion at June 30, 2022 and December 31, 2021, respectively. The Company incurred no interest expense related to FHLB advances or other short-term borrowings for the three and six months ended June 30, 2022 or 2021.

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

Overview of results of operations

Net income totaled $20.4 million and $38.7 million, or $0.67 and $1.27 per diluted share, during the three and six months ended June 30, 2022, respectively. Excluding $1.0 million of non-recurring acquisition-related expenses, net income totaled $21.1 million, or $0.69 per diluted share, during the three months ended June 30, 2022. Excluding $1.3 million of non-recurring acquisition-related expenses, net income totaled $39.7 million, or $1.30 per diluted share, during the six months ended June 30, 2022. During the three and six months ended June 30, 2021, net income totaled $24.2 million and $51.0 million, or $0.77 and $1.63 per diluted share, respectively. The rise in mortgage rates in 2022 has resulted in lower mortgage banking income during the first six months of 2022. However, the increases in the Federal Reserve’s interest rates are driving higher loan yields resulting in increasing levels of net interest income.

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

The table below presents the components of net interest income on a FTE basis for the three months ended June 30, 2022 and 2021.

	For the three months ended			For the three months ended
	June 30, 2022			June 30, 2021
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,594,799	$47,787	4.17%	$4,077,142	$40,036	3.94%
Acquired loans	128,107	4,403	13.79%	211,126	3,923	7.45%
Loans held for sale	78,574	881	4.50%	159,068	1,213	3.06%
Investment securities available-for-sale	898,928	3,808	1.69%	638,039	2,397	1.50%
Investment securities held-to-maturity	559,712	2,067	1.48%	572,534	1,723	1.20%
Other securities	14,591	211	5.78%	15,079	209	5.54%
Interest earning deposits and securities purchased under agreements to resell	527,589	1,015	0.77%	888,600	228	0.10%
Total interest earning assets FTE(2)	$6,802,300	$60,172	3.55%	$6,561,588	$49,729	3.04%
Cash and due from banks	$75,616			$78,148
Other assets	402,529			472,142
Allowance for credit losses	(49,126)			(54,984)
Total assets	$7,231,319			$7,056,894
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,992,986	$1,494	0.20%	$2,789,681	$1,572	0.23%
Time deposits	790,998	991	0.50%	937,579	2,004	0.86%
Securities sold under agreements to repurchase	21,761	6	0.11%	19,891	6	0.12%
Long-term debt, net	39,516	328	3.33%	—	—	0.00%
Total interest bearing liabilities	$3,845,261	$2,819	0.29%	$3,747,151	$3,582	0.38%
Demand deposits	$2,469,729			$2,368,810
Other liabilities	96,715			97,817
Total liabilities	6,411,705			6,213,778
Shareholders' equity	819,614			843,116
Total liabilities and shareholders' equity	$7,231,319			$7,056,894
Net interest income FTE(2)		$57,353			$46,147
Interest rate spread FTE(2)			3.26%			2.66%
Net interest earning assets	$2,957,039			$2,814,437
Net interest margin FTE(2)			3.38%			2.82%
Average transaction deposits	$5,462,715			$5,158,491
Average total deposits	6,253,713			6,096,070
Ratio of average interest earning assets to average interest bearing liabilities	176.90%			175.11%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,336 and $1,279 for the three months ended June 30, 2022 and 2021, respectively.

(3)	Loan fees included in interest income totaled $2,586 and $4,695 for the three months ended June 30, 2022 and 2021, respectively.

Net interest income totaled $56.0 million and $44.9 million during the three months ended June 30, 2022 and 2021, respectively. Net interest income on an FTE basis totaled a record $57.4 million and $46.1 million during the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022, the FTE net interest margin widened 56 basis points to 3.38%, compared to the three months ended June 30, 2021. The yield on earning assets increased 51 basis points, primarily driven by increases in the federal funds rate since March 2022 and excess cash being deployed into higher-yielding originated loans and investment securities. The cost of funds decreased five basis points to a record low 0.18% during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Average loans comprised $4.7 billion, or 69.4%, of total average interest earning assets during the three months ended June 30, 2022, compared to $4.3 billion, or 65.4%, during the three months ended June 30, 2021. The increase in average loan balances was driven by a $517.7 million increase in average originated loans.

Average investment securities comprised 21.4% and 18.4% of total interest earning assets during the three months ended June 30, 2022 and 2021, respectively. The increase in the investment portfolio was driven by a strategic decision to deploy a portion of the excess cash liquidity into higher-yielding investment securities.

Average balances of interest bearing liabilities increased $98.1 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was driven by higher interest bearing demand, savings and money market deposits totaling $203.3 million, long-term debt totaling $39.5 million and securities sold under agreement to repurchase totaling $1.9 million. The increase was partially offset by a decrease in time deposits of $146.6 million.

The table below presents the components of net interest income on an FTE basis for the six months ended June 30, 2022 and 2021:

	For the six months ended			For the six months ended
	June 30, 2022			June 30, 2021
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,479,002	$89,872	4.05%	$4,041,268	$79,596	3.97%
Acquired loans	137,819	6,971	10.20%	224,722	9,051	8.12%
Loans held for sale	86,065	1,637	3.84%	195,094	2,730	2.82%
Investment securities available-for-sale	825,694	6,657	1.61%	662,250	4,882	1.47%
Investment securities held-to-maturity	574,688	4,079	1.42%	497,245	3,139	1.26%
Other securities	14,590	420	5.76%	15,446	419	5.43%
Interest earning deposits and securities purchased under agreements to resell	634,818	1,374	0.44%	764,626	393	0.10%
Total interest earning assets FTE(2)	$6,752,676	$111,010	3.32%	$6,400,651	$100,210	3.16%
Cash and due from banks	$77,489			$79,692
Other assets	422,205			483,617
Allowance for credit losses	(49,354)			(56,938)
Total assets	$7,203,016			$6,907,022
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,964,729	$2,931	0.20%	$2,717,983	$3,224	0.24%
Time deposits	806,321	2,085	0.52%	952,431	4,339	0.92%
Securities sold under agreements to repurchase	22,263	13	0.12%	20,630	11	0.11%
Long-term debt, net	39,503	654	3.34%	—	—	0.00%
Total interest bearing liabilities	$3,832,816	$5,683	0.30%	$3,691,044	$7,574	0.41%
Demand deposits	$2,452,062			$2,267,900
Other liabilities	87,422			109,148
Total liabilities	6,372,300			6,068,092
Shareholders' equity	830,716			838,930
Total liabilities and shareholders' equity	$7,203,016			$6,907,022
Net interest income FTE(2)		$105,327			$92,636
Interest rate spread FTE(2)			3.02%			2.75%
Net interest earning assets	$2,919,860			$2,709,607
Net interest margin FTE(2)			3.15%			2.92%
Average transaction deposits	$5,416,791			$4,985,883
Average total deposits	6,223,112			5,938,314
Ratio of average interest earning assets to average interest bearing liabilities	176.18%			173.41%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $2,649 and $2,547 for the six months ended June 30, 2022 and 2021, respectively.

(3)	Loan fees included in interest income totaled $4,950 and $9,238 for the six months ended June 30, 2022 and 2021, respectively.

Net interest income totaled $102.7 million and $90.1 million during the six months ended June 30, 2022 and 2021, respectively. Net interest income on an FTE basis totaled $105.3 million and $92.6 million during the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, the FTE net interest margin widened 23 basis points to 3.15%, compared to the six months ended June 30, 2021. The yield on earnings assets increased 16 basis points, primarily driven by increases in the federal funds rate since March 2022 and excess cash being deployed into higher-yielding originated loans and investment securities. The cost of funds decreased eight basis points to a record low 0.18% during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Average loans comprised $4.6 billion, or 68.4%, of total average interest earning assets during the six months ended June 30, 2022, compared to $4.3 billion, or 66.6%, of total average interest earning assets during the six months ended June 30, 2021. The increase in average loan balances was driven by a $437.7 million increase in average originated loans. Year-to-date loan fundings through June 30, 2022 totaled a record $912.2 million.

Average investment securities comprised 20.7% and 18.1% of total interest earning assets during the six months ended June 30, 2022 and 2021, respectively. The increase in the investment portfolio was driven by strategic decisions to deploy a portion of excess cash liquidity into higher-yielding investment securities.

Average balances of interest bearing liabilities increased $141.8 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was driven by higher interest bearing demand, savings and money market deposits totaling $246.8 million, long-term debt totaling $39.5 million and securities sold under agreements to repurchase totaling $1.6 million. The increase was partially offset by a decrease in time deposits of $146.1 million. The cost of deposits decreased 10 basis points to a record low 0.16% during the six months ended June 30, 2022, compared to 0.26% during the six months ended June 30, 2021.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021:

	Three months ended June 30, 2022			Six months ended June 30, 2022
	compared to			compared to
	Three months ended June 30, 2021			Six months ended June 30, 2021
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$5,384	$2,367	$7,751	$8,783	$1,493	$10,276
Acquired loans	(2,853)	3,333	480	(4,396)	2,316	(2,080)
Loans held for sale	(903)	571	(332)	(2,074)	981	(1,093)
Investment securities available-for-sale	1,105	306	1,411	1,318	457	1,775
Investment securities held-to-maturity	(47)	391	344	550	390	940
Other securities	(7)	9	2	(25)	26	1
Interest earning deposits and securities purchased under agreements to resell	(695)	1,482	787	(281)	1,262	981
Total interest income	$1,984	$8,459	$10,443	$3,875	$6,925	$10,800
Interest expense:
Interest bearing demand, savings and money market deposits	$101	$(179)	$(78)	$244	$(537)	$(293)
Time deposits	(184)	(829)	(1,013)	(378)	(1,876)	(2,254)
Securities sold under agreements to repurchase	1	(1)	—	1	1	2
Long-term debt, net	328	—	328	654	—	654
Total interest expense	246	(1,009)	(763)	521	(2,412)	(1,891)
Net change in net interest income	$1,738	$9,468	$11,206	$3,354	$9,337	$12,691

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,336 and $1,279 for the three months ended June 30, 2022 and 2021, respectively. The taxable equivalent adjustments included above are $2,649 and $2,547 for the six months ended June 30, 2022 and 2021, respectively.

(3)

Loan fees included in interest income totaled $2,586 and $4,695 for the three months ended June 30, 2022 and 2021, respectively. Loan fees included in interest income totaled $4,950 and $9,238 for the six months ended June 30, 2022 and 2021, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,469,729	0.00%	$2,368,810	0.00%	$2,452,062	0.00%	$2,267,900	0.00%
Interest bearing demand	599,874	0.18%	560,591	0.21%	588,792	0.18%	551,371	0.22%
Money market accounts	1,608,317	0.24%	1,509,395	0.26%	1,592,044	0.24%	1,469,344	0.28%
Savings accounts	784,795	0.14%	719,695	0.16%	783,893	0.14%	697,268	0.17%
Time deposits	790,998	0.50%	937,579	0.86%	806,321	0.52%	952,431	0.92%
Total average deposits	$6,253,713	0.16%	$6,096,070	0.24%	$6,223,112	0.16%	$5,938,314	0.26%

Provision for loan losses

The provision for loan losses represents the amount of expense that is necessary to bring the ACL to a level that we deem appropriate to absorb estimated lifetime losses inherent in the loan portfolio as of the balance sheet date. The determination of the ACL, and the resultant provision for loan losses, is subjective and involves significant estimates and assumptions. The allowance for credit losses totaled 1.06% of total loans at June 30, 2022, compared to the allowance for credit losses of 1.14% at June 30, 2021.

The Company recorded loan losses provision expense of $2.5 million and $2.2 million for the three and six months ended June 30, 2022, respectively, which included a provision expense of $2.4 million and $2.1 million, respectively, for funded loans and a provision expense of $0.1 million and $0.1 million, respectively, for unfunded loan commitments, driven by strong loan growth and higher reserve requirements from changes in the CECL model’s underlying economic forecast

During the three and six months ended June 30, 2021, the Company recorded a provision release of $5.9 million and $9.4 million, respectively, which included a provision release of $5.3 million and $9.9 million, respectively, for funded loans and a provision release of $0.6 million and a provision expense of $0.5 million, respectively, for unfunded loan commitments, driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2022	2021	2022	2021	Amount	% Change	Amount	% Change
Service charges	$3,956	$3,568	$7,666	$7,042	$388	10.9%	$624	8.9%
Bank card fees	4,541	4,614	8,664	8,687	(73)	(1.6)%	(23)	(0.3)%
Mortgage banking income	6,948	13,979	16,614	36,358	(7,031)	(50.3)%	(19,744)	(54.3)%
Bank-owned life insurance income	540	553	1,072	1,101	(13)	(2.4)%	(29)	(2.6)%
Other non-interest income	772	2,552	1,795	5,404	(1,780)	(69.7)%	(3,609)	(66.8)%
OREO-related income	5	—	5	35	5	100.0%	(30)	(85.7)%
Total non-interest income	$16,762	$25,266	$35,816	$58,627	$(8,504)	(33.7)%	$(22,811)	(38.9)%

Non-interest income totaled $16.8 million for the three months ended June 30, 2022, compared to $25.3 million for the three months ended June 30, 2021. The decrease in mortgage banking income was driven by lower refinance activity and competition driving tighter gain on sale margins. Other non-interest income decreased $1.8 million primarily due to market adjustments on company-owned life insurance, equity method investments and banking center consolidation-related income. Service charges and bank card fees increased a combined $0.3 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to changes in consumer behavior.

Non-interest income totaled $35.8 million for the six months ended June 30, 2022, compared to $58.6 million for the six months ended June 30, 2021. The decrease in mortgage banking income was driven by lower refinance activity and competition driving tighter gain on sale margins. Other non-interest income decreased $3.6 million primarily due to market adjustments on company-owned life insurance, equity method investments and banking center consolidation-related income. Service charges and bank card fees increased a combined $0.6 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to changes in consumer behavior.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2022	2021	2022	2021	Amount	% Change	Amount	% Change
Salaries and benefits	$28,776	$31,439	$58,112	$64,962	$(2,663)	(8.5)%	$(6,850)	(10.5)%
Occupancy and equipment	6,665	6,131	13,061	12,681	534	8.7%	380	3.0%
Telecommunications and data processing	2,453	2,315	4,834	4,652	138	6.0%	182	3.9%
Marketing and business development	674	570	1,347	1,022	104	18.2%	325	31.8%
FDIC deposit insurance	486	456	968	900	30	6.6%	68	7.6%
Bank card expenses	1,398	1,330	2,666	2,474	68	5.1%	192	7.8%
Professional fees	1,486	649	2,300	1,391	837	129.0%	909	65.3%
Other non-interest expense	3,169	2,348	5,717	4,824	821	35.0%	893	18.5%
Problem asset workout	144	294	307	732	(150)	(51.0)%	(425)	(58.1)%
Loss (gain) on OREO sales, net	5	221	(270)	192	(216)	(97.7)%	(462)	(240.6)%
Core deposit intangible asset amortization	296	296	592	592	—	—	—	—
Banking center consolidation-related expense	—	294	—	1,589	(294)	(100.0)%	(1,589)	(100.0)%
Total non-interest expense	$45,552	$46,343	$89,634	$96,011	$(791)	(1.7)%	$(6,377)	(6.6)%

During the three and six months ended June 30, 2022, non-interest expense decreased $0.8 million, or 1.7%, and $6.4 million, or 6.6%, respectively, compared to the three and six months ended June 30, 2021. Salaries and benefits decreased primarily due to lower mortgage banking-related compensation. The three months ended June 30, 2022 included $1.0 million of non-recurring acquisition-related expenses with $0.8 million included in professional fees and $0.2 million included in other non-interest expense. The six months ended June 30, 2022 included $1.3 million of non-recurring acquisition-related expenses with $1.1 million included in professional fees and $0.2 million included in other non-interest expense.

Income taxes

Income tax expense totaled $4.4 million and $8.0 million for the three and six months ended June 30, 2022, respectively. Income tax expense for the three and six months ended June 30, 2021 was $5.4 million and $11.1 million, respectively. The effective tax rate for the three and six months ended June 30, 2022 was 17.6% and 17.1%, respectively, compared to 18.4% and 17.9% for the same periods in the prior year. The effective tax rate is lower than the federal statutory rate primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

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

On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Cash and due from banks	$447,875	$845,195
Interest bearing bank deposits	500	500
Unencumbered investment securities, at fair value	686,212	781,166
Total	$1,134,587	$1,626,861

Total on-balance sheet liquidity decreased $492.3 million at June 30, 2022, compared to December 31, 2021. The decrease was due to $95.0 million lower unencumbered available-for-sale and held-to-maturity securities balances and lower cash and due from banks of $397.3 million.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of June 30, 2022, $536.7 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on lower cost transaction accounts, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits. During 2021, the Company entered into a subordinated note purchase agreement maturing on November 15, 2031. The Company is using the net proceeds from the sale of the note for general corporate purposes. At June 30, 2022, the balance on the note, net of issuance costs totaling $0.5 million, totaled $39.5 million.

Through our relationship with the FHLB, the Bank may pledge qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. There were no investment securities pledged at June 30, 2022 or December 31, 2021. The Bank had loans pledged as collateral for FHLB advances of $1.4 billion at June 30, 2022 and $1.3 billion at December 31, 2021. FHLB advances, lines of credit and other short-term borrowing availability totaled $1.0 billion at June 30, 2022. The Bank can obtain additional liquidity through the FHLB facility, if required, and also has access to federal funds lines of credit with correspondent banks. Currently, the Company does not have any advances from the FHLB.

Our primary uses of funds are loan fundings, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses, and share repurchases. For additional information regarding our operating, investing and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Exclusive from the investing activities related to acquisitions, our primary investing activities are loan fundings and pay-offs and paydowns of loans and purchases and sales of investment securities. At June 30, 2022, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.4 billion at June 30, 2022, inclusive of pre-tax net unrealized losses of $76.6 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $66.0 million of pre-tax net unrealized losses at June 30, 2022. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of June 30, 2022, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

Capital

Under the Basel III requirements, at June 30, 2022, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On February 24, 2021, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s stock. The remaining authorization under the program as of June 30, 2022 was $38.6 million.

On August 2, 2022, our Board of Directors declared a quarterly dividend of $0.23 per common share, payable on September 15, 2022 to shareholders of record at the close of business on August 26, 2022.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at June 30, 2022. At June 30, 2022, our asset sensitivity decreased slightly for a rising rate environment as a result of the balance sheet mix. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 25 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2022 at the respective dates:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	June 30, 2022	December 31, 2021
200	6.45%	11.12%
100	3.22%	5.37%
(25)	(1.39)%	(0.67)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of longer duration loans. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 87.4% of total deposits at June 30, 2022, compared to 86.5% at December 31, 2021. We currently have no brokered time deposits.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of June 30, 2022 and December 31, 2021, we had loan commitments totaling $1.2 billion and $992.5 million, respectively, and standby letters of credit that totaled $7.2 million and $7.3 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 with the exception of the following:

With respect to the merger between the Company and Bancshares of Jackson Hole Inc., regulatory approval may not be received, may take longer than expected, or regulators may impose conditions that are not presently anticipated or that could have an adverse effect on the Company. In addition, the Company is expected to incur significant costs related to the mergers and integration of both Bancshares of Jackson Hole Inc. and Community Bancorporation.

Before the mergers may be completed, various approvals, consents and non-objections must be obtained from the Board of Governors of the Federal Reserve System, and the relevant state regulators. Full regulatory approval for the merger between the Company and Community Bancorporation was received on July 21, 2022. Approvals related to Bancshares of Jackson Hole Inc. could be delayed or not obtained at all, including due to any or all of the following: an adverse development in the party’s regulatory standing, or any other factors considered by regulators in granting such approval; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment, including as a result of changes in regulatory agency leadership. Despite the Company’s commitments to use their reasonable best efforts to resolve any objection that may be asserted by any governmental entity with respect to the merger agreement, under the terms of the merger agreement, the Company is not required to take any action or agree to any condition or restriction in connection with obtaining these approvals that would reasonably be expected to have a material adverse effect on the Company’s business.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
April 1 - April 30, 2022(1)	19,933	$37.05	—	$38,618,179
May 1 - May 31, 2022(1)	3,355	37.03	—	38,618,179
June 1 - June 30, 2022(1)	1,049	41.10	—	$38,618,179
Total	24,337	37.22	—

(1)

Represents shares purchased other than through publicly announced plans purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On February 24, 2021, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the program as of June 30, 2022 was $38.6 million.

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

10.3	Form of Aircraft Time-Sharing Agreement (filed herewith)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ Aldis Birkans
Aldis Birkans
Chief Financial Officer
(principal financial officer)

Date: August 2, 2022