Form 10-Q
period 2022-09-30
National Bank Holdings Corp
filed 2022-11-08
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had outstanding 37,594,260 shares of Class A voting common stock, each with $0.01 par value per share, excluding 153,630 shares of restricted Class A common stock issued but not yet vested.

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

●       business disruption following the mergers;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$255,458	$845,195
Interest bearing bank deposits	749	500
Cash and cash equivalents	256,207	845,695
Investment securities available-for-sale (at fair value)	730,791	691,847
Investment securities held-to-maturity (fair value of $508,961 and $599,260 at September 30, 2022 and December 31, 2021, respectively)	606,245	609,012
Non-marketable securities	64,004	50,740
Loans	5,721,985	4,513,383
Allowance for credit losses	(65,623)	(49,694)
Loans, net	5,656,362	4,463,689
Loans held for sale	33,043	139,142
Other real estate owned	3,695	7,005
Premises and equipment, net	105,801	96,747
Goodwill	167,882	115,027
Intangible assets, net	30,843	12,322
Other assets	268,048	182,785
Total assets	$7,922,921	$7,214,011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,735,832	$2,506,265
Interest bearing demand deposits	597,035	555,401
Savings and money market	2,631,855	2,332,591
Time deposits	838,830	833,916
Total deposits	6,803,552	6,228,173
Securities sold under agreements to repurchase	20,044	22,768
Long-term debt, net	39,559	39,478
Other liabilities	140,340	83,486
Total liabilities	7,003,495	6,373,905
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 33,189,253 and 29,958,764 shares outstanding at September 30, 2022 and December 31, 2021, respectively	515	515
Additional paid-in capital	1,079,560	1,014,294
Retained earnings	323,448	289,876
Treasury stock of 18,129,309 and 21,384,676 shares at September 30, 2022 and December 31, 2021, respectively, at cost	(394,758)	(457,616)
Accumulated other comprehensive loss, net of tax	(89,339)	(6,963)
Total shareholders’ equity	919,426	840,106
Total liabilities and shareholders’ equity	$7,922,921	$7,214,011

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$63,875	$45,512	$159,707	$134,342
Interest and dividends on investment securities	6,460	4,750	17,195	12,771
Dividends on non-marketable securities	212	210	632	629
Interest on interest-bearing bank deposits	1,822	329	3,196	722
Total interest and dividend income	72,369	50,801	180,730	148,464
Interest expense:
Interest on deposits	2,945	3,227	7,961	10,790
Interest on borrowings	333	5	1,000	16
Total interest expense	3,278	3,232	8,961	10,806
Net interest income before provision for credit losses	69,091	47,569	171,769	137,658
Provision expense (release) for credit losses	12,678	—	14,860	(9,425)
Net interest income after provision for credit losses	56,413	47,569	156,909	147,083
Non-interest income:
Service charges	4,326	3,947	11,992	10,989
Bank card fees	4,681	4,530	13,345	13,217
Mortgage banking income	4,474	16,615	21,088	52,973
Bank-owned life insurance income	573	558	1,645	1,659
Other non-interest income	3,303	2,872	5,098	8,276
OREO-related income	1	—	6	35
Total non-interest income	17,358	28,522	53,174	87,149
Non-interest expense:
Salaries and benefits	30,540	32,556	88,652	97,518
Occupancy and equipment	8,026	6,469	21,087	19,150
Telecommunications and data processing	2,899	2,282	7,733	6,934
Marketing and business development	979	582	2,326	1,604
FDIC deposit insurance	508	475	1,476	1,375
Bank card expenses	1,409	1,457	4,075	3,931
Professional fees	5,810	3,251	8,110	4,642
Other non-interest expense	3,547	2,828	9,264	7,652
Problem asset workout	215	1,119	522	1,851
(Gain) loss on OREO sales, net	(378)	—	(648)	192
Core deposit intangible asset amortization	383	295	975	887
Banking center consolidation-related expense	—	—	—	1,589
Total non-interest expense	53,938	51,314	143,572	147,325
Income before income taxes	19,833	24,777	66,511	86,907
Income tax expense	3,994	4,952	11,958	16,070
Net income	$15,839	$19,825	$54,553	$70,837
Earnings per share—basic	$0.51	$0.64	$1.78	$2.29
Earnings per share—diluted	0.50	0.64	1.77	2.27
Weighted average number of common shares outstanding:
Basic	31,259,188	30,800,590	30,539,266	30,858,759
Diluted	31,531,075	31,064,815	30,834,630	31,162,132

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$15,839	$19,825	$54,553	$70,837
Other comprehensive loss, net of tax:
Securities available-for-sale:
Net unrealized losses arising during the period, net of tax benefit of $9,184 and $922 for the three months ended September 30, 2022 and 2021, respectively; and net of tax benefit of $25,030 and $3,331 for the nine months ended September 30, 2022 and 2021, respectively	(29,482)	(2,970)	(80,349)	(10,727)
Less: amortization of net unrealized holding losses, net of tax benefit of $22 and $38 for the three months ended September 30, 2022 and 2021, respectively; and net of tax benefit of $75 and $135 for the nine months ended September 30, 2022 and 2021, respectively	(71)	(122)	(242)	(436)
Cash flow hedges:
Net unrealized losses arising during the period, net of tax benefit of $559 and $0 for the three months ended September 30, 2022 and 2021, respectively; and net of tax benefit of $559 and $0 for the nine months ended September 30, 2022 and 2021, respectively	(1,795)	—	(1,795)	—
Less: reclassification adjustment for gains included in net income, net of tax expense of $3 and $0 for the three months ended September 30, 2022 and September 30, 2021, respectively; and net of tax expense of $3 and $0 for the nine months ended September 30, 2022 and September 30, 2021, respectively	10	—	10	—
Other comprehensive loss	(31,338)	(3,092)	(82,376)	(11,163)
Comprehensive (loss) income	$(15,499)	$16,733	$(27,823)	$59,674

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	loss, net	Total
Balance, June 30, 2021	$515	$1,011,200	$260,821	$(422,365)	$1,695	$851,866
Net income	—	—	19,825	—	—	19,825
Stock-based compensation	—	1,734	—	—	—	1,734
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $313, net	—	130	—	369	—	499
Repurchase of 527,214 shares	—	—	—	(19,370)	—	(19,370)
Cash dividends declared ($0.22 per share)	—	—	(6,746)	—	—	(6,746)
Other comprehensive loss	—	—	—	—	(3,092)	(3,092)
Balance, September 30, 2021	$515	$1,013,064	$273,900	$(441,366)	$(1,397)	$844,716
Balance, June 30, 2022	$515	$1,014,330	$314,616	$(455,909)	$(58,001)	$815,551
Net income	—	—	15,839	—	—	15,839
Stock-based compensation	—	1,494	—	—	—	1,494
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $64,175, net	—	106	—	509	—	615
Reissuance of treasury stock of 3,096,745 for acquisition of Community Bancorporation	—	63,630	—	60,642	—	124,272
Cash dividends declared ($0.23 per share)	—	—	(7,007)	—	—	(7,007)
Other comprehensive loss	—	—	—	—	(31,338)	(31,338)
Balance, September 30, 2022	$515	$1,079,560	$323,448	$(394,758)	$(89,339)	$919,426

	For the nine months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	loss, net	Total
Balance, December 31, 2020	$515	$1,011,362	$223,175	$(424,127)	$9,766	$820,691
Net income	—	—	70,837	—	—	70,837
Stock-based compensation	—	4,216	—	—	—	4,216
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,500, net	—	(2,514)	—	2,131	—	(383)
Repurchase of 527,214 shares	—	—	—	(19,370)	—	(19,370)
Cash dividends declared ($0.65 per share)	—	—	(20,112)	—	—	(20,112)
Other comprehensive loss	—	—	—	—	(11,163)	(11,163)
Balance, September 30, 2021	$515	$1,013,064	$273,900	$(441,366)	$(1,397)	$844,716
Balance, December 31, 2021	$515	$1,014,294	$289,876	$(457,616)	$(6,963)	$840,106
Net income	—	—	54,553	—	—	54,553
Stock-based compensation	—	4,342	—	—	—	4,342
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $67,024, net	—	(2,706)	—	2,216	—	(490)
Reissuance of treasury stock of 3,096,745 for acquisition of Community Bancorporation	—	63,630	—	60,642	—	124,272
Cash dividends declared ($0.69 per share)	—	—	(20,981)	—	—	(20,981)
Other comprehensive loss	—	—	—	—	(82,376)	(82,376)
Balance, September 30, 2022	$515	$1,079,560	$323,448	$(394,758)	$(89,339)	$919,426

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$54,553	$70,837
Adjustments to reconcile net income to net cash provided by operating activities:
Provision expense (release) for credit losses	12,386	(9,425)
Depreciation and amortization	10,712	11,536
Change in current income tax receivable	5,677	3,476
Change in deferred income taxes	(21,295)	(207)
Net excess tax benefit from stock-based compensation	(216)	(396)
Discount accretion, net of premium amortization on securities	1,192	3,398
Gain on sale of mortgages, net	(20,733)	(47,322)
Origination of loans held for sale, net of repayments	(710,743)	(1,506,880)
Proceeds from sales of loans held for sale	845,406	1,649,747
Originations of mortgage serving rights	(3,895)	(6,649)
Proceeds from sales of mortgage servicing rights	—	11,375
Gain on sale of mortgage servicing rights	—	(1,290)
Impairment on other real estate owned	227	799
Impairment on fixed assets related to banking center consolidations	118	1,552
Gain on sale of fixed assets	(1,674)	(2,708)
Gain from banking center divestiture	—	(778)
Stock-based compensation	4,342	4,216
Operating lease payments	(3,515)	(3,910)
Change in other assets	(35,110)	3,440
Change in other liabilities	43,665	(35,945)
Net cash provided by operating activities	181,097	144,866
Cash flows from investing activities:
Proceeds from non-marketable securities	64	1,912
Proceeds from maturities of investment securities available-for-sale	116,002	185,025
Proceeds from maturities of investment securities held-to-maturity	93,201	108,993
Proceeds from sales of other real estate owned	3,563	936
Purchase of non-marketable securities	(11,494)	(25,772)
Purchase of investment securities available-for-sale	(260,249)	(196,257)
Purchase of investment securities held-to-maturity	(91,607)	(377,687)
(Purchases) sales of premises and equipment, net	(9,912)	8,572
Net increase in loans	(673,939)	(71,913)
Proceeds from the sale of loans	933	—
Net cash activity from acquisition	244,742	—
Net cash used in investing activities	(588,696)	(366,191)
Cash flows from financing activities:
Net (decrease) increase in deposits	(159,101)	459,166
Net decrease in repurchase agreements and other short-term borrowings	(2,724)	(1,470)
Issuance of stock under purchase and equity compensation plans	(1,210)	(2,020)
Proceeds from exercise of stock options	639	1,557
Payment of dividends	(21,004)	(20,208)
Repurchase of common stock	—	(19,370)
Net cash (used in) provided by financing activities	(183,400)	417,655
(Decrease) increase in cash, cash equivalents and restricted cash(1)	(590,999)	196,330
Cash, cash equivalents and restricted cash at beginning of the year(1)	850,220	615,565
Cash, cash equivalents and restricted cash at end of period(1)	$259,221	$811,895
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$9,587	$12,719
Net tax payments	5,567	9,334
Supplemental schedule of non-cash activities:
Loans transferred from loans held for sale to loans	$4,762	5,798
Treasury stock reissued for acquisition	60,642	$—

(1)

Included in restricted cash at September 30, 2022 and 2021 is $3.0 million and $4.5 million, respectively, placed in escrow for certain potential liabilities, for which the Company is indemnified, pursuant to the Peoples merger agreement. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2022

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiary, NBH Bank (the "Bank"), a Colorado state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of 86 banking centers, as of September 30, 2022, located primarily in Colorado, the greater Kansas City region, Utah, Texas and New Mexico, as well as through online and mobile banking products and services.

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

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2021 and are contained in the Company's Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2021, with the exception of the following:

Acquired loans —ASC Topic 805, Business Combinations, requires all acquired loans be recorded at fair value at the date of acquisition. The fair value for acquired loans at the time of acquisition is based on a variety of factors including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. Loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination are purchased credit deteriorated (“PCD”) loans. The net premium or discount on PCD loans is adjusted by our allowance for credit losses recorded at the time of acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using a level yield method. The net premium or discount on loans that are not classified as PCD (“non-PCD”), that includes credit quality and interest rate considerations, is accreted or amortized into interest income over the remaining life of the loan using the level yield method. The Company then records the necessary allowance for credit losses on the non-PCD loans through provision for credit losses expense.

Note 2 Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Note 3 Acquisition Activities

Rock Canyon Bank

On September 1, 2022, the Company completed its acquisition of Community Bancorporation, the bank holding company of Utah-based Rock Canyon Bank (“RCB”). Immediately following the completion of the acquisition, RCB merged into NBH Bank. Pursuant to the merger agreement executed in April 2022, the Company paid $16.1 million of cash consideration and issued 3,096,745 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Community Bancorporation. The transaction was valued at $140.4 million in the aggregate, based on the Company’s closing price of $40.13 on August 31, 2022. The acquisition added seven banking centers to the Company’s footprint within the Provo and Greater Salt Lake City regions.

RCB acquisition-related costs totaled $9.1 million and $9.8 million for the three and nine months ended September 30, 2022, respectively, including a Day 1 CECL provision expense of $5.4 million. The results of RCB are included in the results of the Company subsequent to the acquisition date. The Company closed on its acquisition of Bancshares of Jackson Hole, the holding company for Bank of Jackson Hole (“BOJH”) on October 1, 2022. Refer to note 20 Subsequent Events in our unaudited consolidated financial statements for more information. Total acquisition-related costs for RCB and BOJH were $12.4 million and $13.6 million, which were included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.

The Company determined that the acquisition of RCB constitutes a business combination as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Actual results could differ materially. The Company has made the determination of fair values using the best information available at the time; however, purchase accounting is not complete and the assumptions used are subject to change and, if changed, could have a material effect on the Company's financial position and results of operations.

The table below summarizes preliminary net assets acquired (at fair value) and consideration transferred in connection with the RCB acquisition:

September 1, 2022
Assets:
Cash and due from banks	$260,883
Investment securities available-for-sale	402
Non-marketable securities	977
Loans, net	535,197
Loans held for sale	3,069
Premises and equipment	3,413
Core deposit and other intangibles	16,463
Other assets	11,749
Total assets acquired	832,153

Liabilities:
Total deposits	734,480
Other liabilities	10,115
Total liabilities assumed	744,595

Identifiable net assets acquired	$87,558

Consideration:
NBHC common stock paid, closing price of $40.13 on August 31, 2022	$124,272
Cash	16,141
Total	140,413

Goodwill	$52,855

In connection with the RCB acquisition, the Company recorded $52.9 million of goodwill. The amount of goodwill recorded reflects the expanded market presence, synergies and operational efficiencies that are expected to result from the acquisition. The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks—The carrying amount of these assets was deemed a reasonable estimate of fair value based on the short-term nature of these assets.

Loans, net—The fair value of loans were based on a discounted cash flow methodology that considered the loans’ underlying characteristics including account type, remaining terms of loan, annual interest rates or coupon, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposure and remaining balance. The discount rates applied were based upon a build-up approach considering the alternative cost of funds, capital charges, servicing costs, and a liquidity premium. Loans were aggregated according to similar characteristics when applying the valuation method.

Core deposit and other intangibles—The Company recorded a core deposit intangible asset of $13.3 million and a Small Business Administration (“SBA”) servicing rights asset of $3.1 million. The core deposit intangible was valued utilizing a discounted cash flow methodology based upon assumptions regarding retained balances, such as account retention rate and growth rates, interest expense including maintenance costs, and alternative costs of funding. The discount rate applied is consistent to that applied to loans above. The SBA servicing asset was valued using a discounted cash flow methodology that included assumptions for pre-payment speeds and defaults discounted at a market-based discount rate. The valuation methodology was applied to each loan individually based upon its specific characteristics.

The core deposit intangible will be amortized straight-line over ten years, and the SBA servicing rights asset will be amortized over the life of the underlying portfolio.

Deposits—By definition, the fair value of demand and saving deposits equals the amount payable. For time deposits acquired, the Company utilized an income approach, discounting the contractual cash flows on the instruments over their remaining contractual lives at prevailing market rates.

The fair value of the acquired assets and liabilities noted in the table may change during the provisional period, which may last up to twelve months subsequent to the acquisition date. The Company may obtain additional information to refine the valuation of the acquired assets and liabilities and adjust the recorded fair value.

Accounting for acquired loans

A Day 1 CECL allowance for credit losses on the non-PCD loans was recorded through provision for credit loss expense within the consolidated statements of income. At the date of acquisition, of the $537.7 million of loans acquired from RCB, $11.1 million, or 2.1% of RCB’s loan portfolio, were accounted for as PCD loans. The gross contractual amounts receivable of PCD loans, inclusive of all principal and interest, was $13.1 million. The Company’s best estimate of the contractual cash flows for PCD loans not expected to be collected was $2.5 million.

The following table provides a summary of PCD loans purchased as part of the RCB acquisition as of the acquisition date:

	Commercial	Commercial real estate non-owner occupied	Residential real estate	Consumer	Total
Unpaid principal balance	$12,079	$220	$843	$3	$13,145
PCD allowance for credit loss at acquisition	(2,257)	(2)	(215)	—	(2,474)
(Discount) premium on acquired loans	(787)	19	(5)	—	(773)
Loans previously charged-off by RCB	(2,051)	—	—	(3)	(2,054)
Purchase price of PCD loans	$6,984	$237	$623	$—	$7,844

Pro forma information

The following pro forma information combines the historical results of RCB and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. If the RCB acquisition had been completed on January 1, 2021, pro forma total revenue for the Company would have been approximately $100.7 million and $89.1 million for the three months ended September 30, 2022 and 2021, respectively. Pro forma net income for the Company would have been approximately $29.0 million and $22.8 million for the three months ended September 30, 2022 and 2021, respectively. Pro forma basic and diluted earnings per share for the Company would have been $0.87 and $0.86 for the three months ended September 30, 2022, respectively, and $0.67 and $0.67 for the three months ended September 30, 2021, respectively. For the three months ended September 30, 2022, the pro forma information reflects adjustments made to exclude acquisition-related expenses of the Company totaling $12.4 million and estimated acquisition-related expenses incurred by RCB prior to the acquisition date totaling $0.7 million. Adjustments also included estimated amortization of acquired identifiable intangibles of $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022 and 2021, pro forma total revenue for the Company would have been approximately $263.3 million and $263.1 million. For the nine months ended September 30, 2022 and 2021, pro forma net income for the Company would have been approximately $74.3 million and $80.6 million, respectively. Pro forma basic and diluted earnings per share for the Company would have been $2.23 and $2.21 for the nine months ended September 30, 2022, respectively, and $2.37 and $2.35 for the nine months ended September 30, 2021, respectively. For the nine months ended September 30, 2022, the pro forma information reflects adjustments made to exclude acquisition-related expenses of the Company totaling $13.6 million and estimated acquisition-related expenses incurred by RCB prior to the acquisition date totaling $0.7 million. Adjustments also included estimated amortization and accretion of purchase premiums and discounts of $0.2 million for the nine months ended September 30, 2022 and 2021, estimated accretion of fair value marks on time deposits of $0.1 million for the nine months ended September 30, 2022 and 2021 and estimated amortization of acquired identifiable intangibles of $0.9 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively.

The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired RCB during the periods presented.

The Company has determined that it is impractical to report the amounts of revenue and earnings of legacy RCB since the acquisition date due to the integration of certain processes occurring shortly after the acquisition date. Such amounts would require significant estimates that cannot be objectively made.

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.3 billion at September 30, 2022 and included $0.7 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities. At December 31, 2021, investment securities totaled $1.3 billion and included $0.7 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	September 30, 2022
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$73,912	$—	$(2,816)	$71,096
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	272,133	12	(42,494)	229,651
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	496,878	—	(69,896)	426,982
Municipal securities	230	—	(6)	224
Corporate debt	2,000	—	(42)	1,958
Other securities	880	—	—	880
Total investment securities available-for-sale	$846,033	$12	$(115,254)	$730,791

	December 31, 2021
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$231,523	$1,436	$(5,263)	$227,696
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	467,490	1,889	(8,045)	461,334
Municipal securities	230	7	—	237
Corporate debt	2,000	111	—	2,111
Other securities	469	—	—	469
Total investment securities available-for-sale	$701,712	$3,443	$(13,308)	$691,847

During the nine months ended September 30, 2022 and 2021, purchases of available-for-sale securities totaled $260.2 million and $196.3 million, respectively. Maturities and paydowns of available-for-sale securities during the nine months ended September 30, 2022 and 2021 totaled $116.0 million and $185.0 million, respectively. There were no sales of available-for-sale securities during the nine months ended September 30, 2022 or 2021.

At September 30, 2022 and December 31, 2021, the Company’s available-for-sale investment portfolio was primarily comprised of mortgage-backed securities, and all mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$71,096	$(2,816)	$—	$—	$71,096	$(2,816)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	89,723	(8,558)	136,713	(33,936)	226,436	(42,494)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	297,858	(36,381)	129,124	(33,515)	426,982	(69,896)
Municipal securities	224	(6)	—	—	224	(6)
Corporate debt	1,958	(42)	—	—	1,958	(42)
Total	$460,859	$(47,803)	$265,837	$(67,451)	$726,696	$(115,254)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$163,579	$(4,404)	$22,852	$(859)	$186,431	$(5,263)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	237,759	(5,593)	48,750	(2,452)	286,509	(8,045)
Total	$401,338	$(9,997)	$71,602	$(3,311)	$472,940	$(13,308)

Management evaluated all of the available-for-sale securities in an unrealized loss position at September 30, 2022 and December 31, 2021. The portfolio included 245 securities, which were in an unrealized loss position at September 30, 2022, compared to 49 securities at December 31, 2021. The unrealized losses in the Company's investment portfolio at September 30, 2022 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $407.9 million and $363.4 million at September 30, 2022 and at December 31, 2021, respectively. The Bank may also pledge available-for-sale investment securities as collateral for Federal Home Loan Bank (“FHLB”) advances. No securities were pledged for this purpose at September 30, 2022 or December 31, 2021.

A summary of the available-for-sale securities by maturity is shown in the following table as of September 30, 2022. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. Additionally, the Company holds other available-for-sale securities with an amortized cost and fair value of $0.9 million that have no stated contractual maturity date.

	September 30, 2022
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
After one but within five years	$73,912	$71,096	2.54%
Municipal securities
After one but within five years	230	224	3.17%
Corporate debt
After five but within ten years	2,000	1,958	5.87%

As of September 30, 2022 and December 31, 2021, accrued interest receivable (“AIR”) from available-for-sale investment securities totaled $1.5 million and $1.0 million, respectively, and was included within other assets in the statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$48,973	$—	$(1,561)	$47,412
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	291,306	—	(46,440)	244,866
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	265,966	—	(49,283)	216,683
Total investment securities held-to-maturity	$606,245	$—	$(97,284)	$508,961

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$312,916	$2,061	$(5,363)	$309,614
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	296,096	122	(6,572)	289,646
Total investment securities held-to-maturity	$609,012	$2,183	$(11,935)	$599,260

During the nine months ended September 30, 2022 and 2021, purchases of held-to-maturity securities totaled $91.6 million and $377.7 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $93.2 million and $109.0 million during the nine months ended September 30, 2022 and 2021, respectively.

The held-to-maturity portfolio included 104 securities, which were in an unrealized loss position as of September 30, 2022, compared to 48 securities at December 31, 2021. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$47,412	$(1,561)	$—	$—	$47,412	$(1,561)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	90,673	(10,880)	154,193	(35,560)	244,866	(46,440)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	92,466	(14,168)	124,217	(35,115)	216,683	(49,283)
Total	$230,551	$(26,609)	$278,410	$(70,675)	$508,961	$(97,284)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$197,095	$(3,499)	$45,353	$(1,864)	$242,448	$(5,363)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	276,098	(6,572)	—	—	276,098	(6,572)
Total	$473,193	$(10,071)	$45,353	$(1,864)	$518,546	$(11,935)

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

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $280.7 million and $147.3 million at September 30, 2022 and December 31, 2021, respectively. The Bank may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at September 30, 2022 or December 31, 2021.

A summary of the held-to-maturity securities by maturity is shown in the following table as of September 30, 2022. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments.

	September 30, 2022
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
After one but within five years	$48,973	$47,412	3.14%
Total	$48,973	$47,412

As of September 30, 2022 and December 31, 2021, AIR from held-to-maturity investment securities totaled $1.3 million and $0.9 million, respectively, and was included within other assets in the statements of financial condition.

Note 5 Non-marketable Securities

Non-marketable securities totaled $64.0 million and $50.7 million at September 30, 2022 and December 31, 2021, respectively, and included FRB stock, FHLB stock and other non-marketable securities. At September 30, 2022, other non-marketable securities totaled $48.5 million and consisted of equity method investments totaling $21.5 million and convertible preferred stock without a readily determinable fair value totaling $27.0 million. At December 31, 2021, other non-marketable securities totaled $36.2 million and consisted of equity method investments totaling $14.2 million and convertible preferred stock without a readily determinable fair value totaling $22.0 million. During the nine months ended September 30, 2022 and 2021, purchases of non-marketable securities totaled $11.5 million and $25.8 million, respectively. Proceeds from non-marketable securities totaled $0.1 million and $1.9 million during the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022, the Company held $13.9 million of FRB stock and $1.6 million of FHLB stock for regulatory or debt facility purposes. At December 31, 2021, the Company held $13.9 million of FRB stock and $0.7 million of FHLB stock. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost.

Note 6 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $5.9 million and $9.4 million as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022
	Total loans	% of total
Commercial	$3,923,483	68.6%
Commercial real estate non-owner occupied	950,402	16.6%
Residential real estate	830,146	14.5%
Consumer	17,954	0.3%
Total	$5,721,985	100.0%

	December 31, 2021
	Total loans	% of total
Commercial	$3,162,417	70.1%
Commercial real estate non-owner occupied	664,729	14.7%
Residential real estate	668,656	14.8%
Consumer	17,581	0.4%
Total	$4,513,383	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at September 30, 2022 and December 31, 2021:

	September 30, 2022
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$945	$55	$1,887	$2,887	$1,803,906	$1,806,793
Municipal and non-profit	—	—	—	—	968,865	968,865
Owner occupied commercial real estate	93	—	2,681	2,774	805,394	808,168
Food and agribusiness	116	—	4,503	4,619	335,038	339,657
Total commercial	1,154	55	9,071	10,280	3,913,203	3,923,483
Commercial real estate non-owner occupied:
Construction	—	—	—	—	212,961	212,961
Acquisition/development	—	—	—	—	63,104	63,104
Multifamily	—	—	—	—	68,802	68,802
Non-owner occupied	—	177	708	885	604,650	605,535
Total commercial real estate	—	177	708	885	949,517	950,402
Residential real estate:
Senior lien	173	—	4,454	4,627	756,548	761,175
Junior lien	103	100	416	619	68,352	68,971
Total residential real estate	276	100	4,870	5,246	824,900	830,146
Consumer	118	—	8	126	17,828	17,954
Total loans	$1,548	$332	$14,657	$16,537	$5,705,448	$5,721,985

	September 30, 2022
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,090	$797	$1,887
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	2,511	170	2,681
Food and agribusiness	2,159	2,344	4,503
Total commercial	5,760	3,311	9,071
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	708	—	708
Total commercial real estate	708	—	708
Residential real estate:
Senior lien	3,282	1,172	4,454
Junior lien	416	—	416
Total residential real estate	3,698	1,172	4,870
Consumer	8	—	8
Total loans	$10,174	$4,483	$14,657

	December 31, 2021
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$481	$—	$1,490	$1,971	$1,494,176	$1,496,147
Municipal and non-profit	202	—	—	202	928,843	929,045
Owner occupied commercial real estate	207	—	4,525	4,732	528,904	533,636
Food and agribusiness	89	—	64	153	203,436	203,589
Total commercial	979	—	6,079	7,058	3,155,359	3,162,417
Commercial real estate non-owner occupied:
Construction	—	—	—	—	86,126	86,126
Acquisition/development	—	—	—	—	9,609	9,609
Multifamily	—	—	—	—	92,174	92,174
Non-owner occupied	94	217	121	432	476,388	476,820
Total commercial real estate	94	217	121	432	664,297	664,729
Residential real estate:
Senior lien	399	198	4,251	4,848	609,780	614,628
Junior lien	179	—	374	553	53,475	54,028
Total residential real estate	578	198	4,625	5,401	663,255	668,656
Consumer	36	5	7	48	17,533	17,581
Total loans	$1,687	$420	$10,832	$12,939	$4,500,444	$4,513,383

	December 31, 2021
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,490	$—	$1,490
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	4,525	—	4,525
Food and agribusiness	64	—	64
Total commercial	6,079	—	6,079
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	121	—	121
Total commercial real estate	121	—	121
Residential real estate:
Senior lien	3,274	977	4,251
Junior lien	374	—	374
Total residential real estate	3,648	977	4,625
Consumer	7	—	7
Total loans	$9,855	$977	$10,832

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include non-accrual loans and troubled debt restructurings (“TDRs”) on non-accrual status. There was no interest income recognized from non-accrual loans during the three or nine months ended September 30, 2022 or 2021.

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

The amortized cost basis for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following tables as of September 30, 2022 and December 31, 2021:

	September 30, 2022
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2022	2021	2020	2019	2018	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$398,113	$337,365	$124,435	$98,318	$112,867	$76,695	$633,732	$1,264	$1,782,789
Special mention	—	—	2,455	501	613	6,480	1,052	—	11,101
Substandard	36	91	35	159	209	10,872	—	—	11,402
Doubtful	—	—	230	688	—	583	—	—	1,501
Total commercial and industrial	398,149	337,456	127,155	99,666	113,689	94,630	634,784	1,264	1,806,793
Municipal and non-profit:
Pass	80,096	240,715	89,704	62,972	76,668	418,708	2	—	968,865
Total municipal and non-profit	80,096	240,715	89,704	62,972	76,668	418,708	2	—	968,865
Owner occupied commercial real estate:
Pass	210,412	170,909	88,920	89,869	72,920	120,814	24,542	25	778,411
Special mention	—	—	—	8,184	4,322	13,239	—	—	25,745
Substandard	—	—	1,192	263	—	1,947	—	—	3,402
Doubtful	—	—	373	3	—	—	234	—	610
Total owner occupied commercial real estate	210,412	170,909	90,485	98,319	77,242	136,000	24,776	25	808,168
Food and agribusiness:
Pass	32,042	23,781	28,872	11,450	21,736	31,383	173,644	—	322,908
Special mention	—	—	4,572	—	—	198	6,309	—	11,079
Substandard	—	1,811	—	1,247	—	920	1,206	—	5,184
Doubtful	—	232	250	4	—	—	—	—	486
Total food and agribusiness	32,042	25,824	33,694	12,701	21,736	32,501	181,159	—	339,657
Total commercial	720,699	774,904	341,038	273,658	289,335	681,839	840,721	1,289	3,923,483
Commercial real estate non-owner occupied:
Construction:
Pass	46,923	107,357	17,043	34,887	—	215	6,536	—	212,961
Total construction	46,923	107,357	17,043	34,887	—	215	6,536	—	212,961
Acquisition/development:
Pass	20,784	21,890	9,229	1,245	2,482	5,435	2,039	—	63,104
Total acquisition/development	20,784	21,890	9,229	1,245	2,482	5,435	2,039	—	63,104
Multifamily:
Pass	25,738	7,338	11,677	5,518	15,742	2,186	603	—	68,802
Total multifamily	25,738	7,338	11,677	5,518	15,742	2,186	603	—	68,802
Non-owner occupied
Pass	144,452	81,831	74,950	81,694	25,804	158,510	5,121	—	572,362
Special mention	—	—	—	9,779	5,560	12,738	—	—	28,077
Substandard	—	—	—	—	637	4,391	—	—	5,028
Doubtful	—	—	—	—	—	68	—	—	68
Total non-owner occupied	144,452	81,831	74,950	91,473	32,001	175,707	5,121	—	605,535
Total commercial real estate non-owner occupied	237,897	218,416	112,899	133,123	50,225	183,543	14,299	—	950,402
Residential real estate:
Senior lien
Pass	197,370	234,459	87,454	29,021	18,121	167,800	21,568	125	755,918
Special mention	—	—	—	—	—	340	—	—	340
Substandard	193	191	480	868	106	3,079	—	—	4,917
Total senior lien	197,563	234,650	87,934	29,889	18,227	171,219	21,568	125	761,175
Junior lien
Pass	2,789	1,808	2,815	2,474	1,427	3,187	52,703	489	67,692
Special mention	—	—	—	—	—	349	—	—	349
Substandard	9	—	91	—	57	313	251	—	721
Doubtful	—	—	—	—	—	—	209	—	209
Total junior lien	2,798	1,808	2,906	2,474	1,484	3,849	53,163	489	68,971
Total residential real estate	200,361	236,458	90,840	32,363	19,711	175,068	74,731	614	830,146
Consumer
Pass	6,471	5,035	2,073	703	315	560	2,766	23	17,946
Substandard	—	—	—	—	—	5	3	—	8
Total consumer	6,471	5,035	2,073	703	315	565	2,769	23	17,954
Total loans	$1,165,428	$1,234,813	$546,850	$439,847	$359,586	$1,041,015	$932,520	$1,926	$5,721,985

	December 31, 2021
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2021	2020	2019	2018	2017	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$424,813	$155,268	$146,420	$128,002	$49,408	$18,529	$519,678	$5,975	$1,448,093
Special mention	—	1,122	2,000	3,446	22,654	4,440	1,824	250	35,736
Substandard	—	99	89	744	10,399	303	105	—	11,739
Doubtful	—	375	—	54	49	101	—	—	579
Total commercial and industrial	424,813	156,864	148,509	132,246	82,510	23,373	521,607	6,225	1,496,147
Municipal and non-profit:
Pass	234,827	93,310	69,509	81,175	147,115	302,574	535	—	929,045
Total municipal and non-profit	234,827	93,310	69,509	81,175	147,115	302,574	535	—	929,045
Owner occupied commercial real estate:
Pass	122,641	81,072	84,359	71,183	48,086	77,100	13,666	1,688	499,795
Special mention	—	—	9,155	3,864	1,429	13,443	—	—	27,891
Substandard	—	1,192	1,527	—	220	2,028	—	—	4,967
Doubtful	—	389	550	—	—	44	—	—	983
Total owner occupied commercial real estate	122,641	82,653	95,591	75,047	49,735	92,615	13,666	1,688	533,636
Food and agribusiness:
Pass	11,245	20,606	6,966	21,427	2,443	24,047	107,978	24	194,736
Special mention	—	4,670	1,234	—	—	215	1,897	—	8,016
Substandard	—	—	—	—	259	578	—	—	837
Total food and agribusiness	11,245	25,276	8,200	21,427	2,702	24,840	109,875	24	203,589
Total commercial	793,526	358,103	321,809	309,895	282,062	443,402	645,683	7,937	3,162,417
Commercial real estate non-owner occupied:
Construction:
Pass	39,584	10,047	29,496	—	222	—	6,777	—	86,126
Total construction	39,584	10,047	29,496	—	222	—	6,777	—	86,126
Acquisition/development:
Pass	1,691	385	766	1,830	30	4,907	—	—	9,609
Total acquisition/development	1,691	385	766	1,830	30	4,907	—	—	9,609
Multifamily:
Pass	3,101	32,619	2,184	15,977	193	37,713	—	—	91,787
Special mention	—	—	—	—	—	387	—	—	387
Total multifamily	3,101	32,619	2,184	15,977	193	38,100	—	—	92,174
Non-owner occupied
Pass	59,060	58,964	122,452	18,425	92,349	95,265	557	—	447,072
Special mention	—	—	5,747	5,584	9,745	3,898	—	—	24,974
Substandard	—	—	—	729	—	4,045	—	—	4,774
Total non-owner occupied	59,060	58,964	128,199	24,738	102,094	103,208	557	—	476,820
Total commercial real estate non-owner occupied	103,436	102,015	160,645	42,545	102,539	146,215	7,334	—	664,729
Residential real estate:
Senior lien
Pass	223,120	100,476	38,696	21,889	29,554	177,051	18,278	188	609,252
Special mention	—	—	—	—	—	290	—	—	290
Substandard	44	325	684	318	299	3,416	—	—	5,086
Total senior lien	223,164	100,801	39,380	22,207	29,853	180,757	18,278	188	614,628
Junior lien
Pass	1,320	2,150	2,731	1,639	951	3,209	40,921	328	53,249
Special mention	—	—	—	—	—	—	24	322	346
Substandard	—	19	—	62	131	221	—	—	433
Total junior lien	1,320	2,169	2,731	1,701	1,082	3,430	40,945	650	54,028
Total residential real estate	224,484	102,970	42,111	23,908	30,935	184,187	59,223	838	668,656
Consumer:
Pass	8,815	3,528	1,241	631	131	557	2,653	19	17,575
Substandard	—	—	—	—	—	6	—	—	6
Total consumer	8,815	3,528	1,241	631	131	563	2,653	19	17,581
Total loans	$1,130,261	$566,616	$525,806	$376,979	$415,667	$774,367	$714,893	$8,794	$4,513,383

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at September 30, 2022 and December 31, 2021:

	September 30, 2022
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$230	$1,471	$1,701
Owner-occupied commercial real estate	3,804	—	3,804
Food and agribusiness	3,115	309	3,424
Total Commercial	7,149	1,780	8,929
Commercial real estate non owner-occupied
Non-owner occupied	538	—	538
Total commercial real estate	538	—	538
Residential real estate
Senior lien	3,095	1,626	4,721
Junior lien	460	—	460
Total residential real estate	3,555	1,626	5,181
Total loans	$11,242	$3,406	$14,648

	December 31, 2021
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$3,270	$1,261	$4,531
Owner-occupied commercial real estate	4,012	255	4,267
Total Commercial	7,282	1,516	8,798
Residential real estate
Senior lien	2,212	—	2,212
Total residential real estate	2,212	—	2,212
Total loans	$9,494	$1,516	$11,010

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

During the three months ended September 30, 2022, the Company restructured four loans with an amortized cost basis of $0.6 million to facilitate repayment that are considered TDRs. During the nine months ended September 30, 2022, the Company restructured 10 loans with an amortized cost basis of $3.2 million to facilitate repayment that are considered TDRs. Loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. The tables below provide additional information related to accruing TDRs at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$2,057	$2,286	$2,062	$150
Commercial real estate non-owner occupied	713	748	730	—
Residential real estate	1,840	1,883	1,998	—
Consumer	—	—	—	—
Total	$4,610	$4,917	$4,790	$150

	December 31, 2021
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$4,066	$4,472	$4,417	$—
Commercial real estate non-owner occupied	725	767	892	—
Residential real estate	2,395	2,468	2,781	—
Consumer	—	—	—	—
Total	$7,186	$7,707	$8,090	$—

The following table summarizes the Company’s carrying value of non-accrual TDRs as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Commercial	$2,717	$644
Commercial real estate non-owner occupied	88	117
Residential real estate	1,620	1,605
Consumer	—	—
Total non-accruing TDRs	$4,425	$2,366

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had two TDRs totaling $2.3 million that were modified within the past 12 months and had defaulted on their restructured terms during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company had one TDR totaling $36 thousand that was modified within the past 12 months and had defaulted on their restructured terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status, which are not classified as TDRs.

Note 7 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended September 30, 2022
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$32,011	$8,426	$10,072	$351	$50,860
Charge-offs	—	—	—	(253)	(253)
Recoveries	40	—	3	23	66
Provision expense for credit losses	1,651	3,419	1,988	217	7,275
Day 1 CECL provision expense	2,261	2,327	596	17	5,201
PCD allowance for credit loss at acquisition	2,257	2	215	—	2,474
Ending balance	$38,220	$14,174	$12,874	$355	$65,623

	Nine months ended September 30, 2022
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$31,256	$10,033	$8,056	$349	$49,694
Charge-offs	(754)	—	(2)	(582)	(1,338)
Recoveries	115	21	49	71	256
Provision expense for credit losses	3,085	1,791	3,960	500	9,336
Day 1 CECL provision expense	2,261	2,327	596	17	5,201
PCD allowance for credit loss at acquisition	2,257	2	215	—	2,474
Ending balance	$38,220	$14,174	$12,874	$355	$65,623

	Three months ended September 30, 2021
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$28,640	$11,187	$8,851	$352	$49,030
Charge-offs	(172)	—	(4)	(146)	(322)
Recoveries	61	—	2	38	101
Provision expense (release) for credit losses	1,124	(388)	(475)	85	346
Ending balance	$29,653	$10,799	$8,374	$329	$49,155

	Nine months ended September 30, 2021
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,376	$17,448	$11,492	$461	$59,777
Charge-offs	(1,112)	—	(26)	(410)	(1,548)
Recoveries	316	7	47	110	480
Provision expense (release) for credit losses	73	(6,656)	(3,139)	168	(9,554)
Ending balance	$29,653	$10,799	$8,374	$329	$49,155

At the acquisition date, RCB had $2.1 million of previously charged off loans for which the Company continued to have contractual rights to the cash flows. In accordance with ASC Topic 326, PCD loan accounting is to be applied by the acquirer whereby an allowance for credit losses should be recorded for this subset of loans at the acquisition date, and if deemed non-collectible, the loans are to be fully charged off on the acquirer’s books. Such amounts were fully reserved for, charged off on the acquisition date and excluded from the tables above.

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

Net charge-offs on loans during the three and nine months ended September 30, 2022 were $0.2 million and $1.1 million, respectively. The Company recorded an increase in the allowance for credit losses of $15.0 million during the three months ended September 30, 2022, which included a provision expense of $5.2 million of Day 1 allowance reserve funding for the RCB portfolio and a $2.5 million credit allowance for Day 1 PCD loans. The remainder of the provision expense during the quarter was driven by strong loan growth and higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast. During the nine months ended September 30, 2022, the Company recorded an increase in the allowance for credit losses of $17.0 million. The provision expense was driven by record loan growth, higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast and Day 1 reserve requirements for the acquired RCB portfolio.

Net charge-offs on loans during the three and nine months ended September 30, 2021 were $0.2 million and $1.1 million, respectively. The Company recorded a net zero provision for credit losses for the three months ended September 30, 2021, which included a provision expense of $0.3 million for funded loans and a provision release of $0.3 million for unfunded loan commitments. During the nine months ended September 30, 2021, the Company recorded an allowance for credit loss release of $9.4 million, which included a provision release of $9.6 million for funded loans, partially offset by a provision expense of $0.2 million for unfunded loan commitments. Provision release was driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of September 30, 2022 and December 31, 2021, AIR from loans totaled $26.9 million and $15.7 million, respectively.

Note 8 Other Real Estate Owned

A summary of the activity in other real estate owned (“OREO”) during the nine months ended September 30, 2022 and 2021 is as follows:

	For the nine months ended September 30,
	2022	2021
Beginning balance	$7,005	$4,730
Transfers from loan portfolio, at fair value	58	1,522
Impairments	(452)	(799)
Sales	(2,916)	(1,128)
Ending balance	$3,695	$4,325

During the three months ended September 30, 2022, the Company sold OREO properties with net book balances of $1.1 million. During the nine months ended September 30, 2022 and 2021, the Company sold OREO properties with net book balances of $2.9 million and $1.1 million, respectively. Sales of OREO properties resulted in net OREO gains of $0.4 million and $0.6 million, which were included within gain on OREO sales, net in the consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. During the nine months ended September 30, 2022, impairments included $227 thousand recorded within problem asset workout in the consolidated statements of operations and $225 thousand included within other liabilities in the statements of financial condition to reduce the payable for an SBA redemption agreement. During the nine months ended September 30, 2021, impairments included $799 thousand recorded within problem asset workout in the consolidated statements of operations. Net OREO losses of $0.0 million and $0.2 million were included in the consolidated statements of operations for the three and nine months ended September 30, 2021, respectively.

Note 9 Goodwill and Intangible Assets

Goodwill and core deposit intangible

In connection with our acquisitions, the Company recorded goodwill of $167.9 million. The Company recorded goodwill of $52.9 million, core deposit intangibles of $13.3 million and SBA servicing rights of $3.1 million related to the acquisition of RCB. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or nine months ended September 30, 2022 or the year ended December 31, 2021.

The gross carrying amount of the core deposit intangibles (“CDI”) and the associated accumulated amortization at September 30, 2022 and December 31, 2021, are presented as follows:

	September 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$62,171	$(43,444)	$18,727	$48,834	$(42,469)	$6,365

In connection with the RCB acquisition, the Company added a core deposit intangible of $13.3 million on September 1, 2022. The Company is amortizing the CDI from acquisitions on a straight-line basis over 10 years from the date of the respective acquisition, which represents the expected useful life of the assets. The Company recognized CDI amortization expense of $0.4 million and $1.0 million during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, the Company recognized CDI amortization expense of $0.3 million and $0.9 million, respectively.

The following table shows the estimated future amortization expense for the CDI as of September 30, 2022:

Years ending December 31,	Amount
For the three months ending December 31, 2022	$595
For the year ending December 31, 2023	2,381
For the year ending December 31, 2024	2,381
For the year ending December 31, 2025	2,381
For the year ending December 31, 2026	2,381

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $1.0 billion and $0.6 billion at September 30, 2022 and 2021, respectively.

Below are the changes in the MSRs for the periods presented:

	For the nine months ended September 30,
	2022	2021
Beginning balance	$5,957	$10,380
Originations	3,895	6,648
Sales	—	(10,499)
(Impairment) recovery	(6)	717
Amortization	(713)	(2,286)
Ending balance	9,133	4,960
Fair value of mortgage servicing rights	$13,782	$6,179

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. The discount rate was 9.5%, and the constant prepayment speed ranged from 7.6% to 7.8% for the September 30, 2022 valuation. Discount rates ranged from 9.5% to 10.0%, and the constant prepayment speed ranged from 11.1% to 14.9% for the September 30, 2021 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.7 million and $1.8 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2021, respectively.

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

The following table shows the estimated future amortization expense for the MSRs as of September 30, 2022:

Years ending December 31,	Amount
For the three months ending December 31, 2022	$272
For the year ending December 31, 2023	1,055
For the year ending December 31, 2024	930
For the year ending December 31, 2025	819
For the year ending December 31, 2026	722

SBA servicing assets

In connection with the RCB acquisition, the Company added an SBA servicing right asset of $3.1 million. The servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Company serviced $133.5 million of SBA loans, as of September 30, 2022. Since the acquisition date, the Company recognized SBA servicing asset amortization, net of fee income, of $68 thousand.

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. The key assumptions used to determine the fair value of the Company’s SBA loan servicing rights included a weighted average lifetime constant prepayment rate equal to 12.11%, and a weighted average discount rate equal to 11.74%.

Note 10 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of September 30, 2022 and December 31, 2021, the Company sold securities under agreements to repurchase totaling $20.0 million and $22.8 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $31.8 million and $28.8 million as of September 30, 2022 and December 31, 2021, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of September 30, 2022 and December 31, 2021, the Company had $11.8 million and $6.1 million, respectively, of excess collateral pledged for repurchase agreements.

Long-term debt

On November 5, 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at September 30, 2022, net of long-term debt issuance costs totaling $0.4 million, totaled $39.6 million. Interest expense totaling $0.3 million and $0.9 million was recorded in the consolidated statements of operations during the three and nine months ended September 30, 2022, respectively.

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

FHLB advances

As a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.0 billion at September 30, 2022. The Bank may utilize its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At September 30, 2022 and December 31, 2021, the Bank had no outstanding borrowings from the FHLB. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at September 30, 2022 or December 31, 2021. Loans pledged were $1.7 billion and $1.3 billion at September 30, 2022 and December 31, 2021, respectively. There was no interest expense related to FHLB advances and other short-term borrowings for the three and nine months ended September 30, 2022 or 2021.

Note 11 Regulatory Capital

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

Under the Basel III requirements, at September 30, 2022 and December 31, 2021, the Company and the Bank met all capital requirements, including the capital conservation buffer of 2.5%. The Company and Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	September 30, 2022
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.5%	$826,285	N/A	N/A	4.0%	$316,209
NBH Bank	9.2%	722,231	5.0%	$393,330	4.0%	314,664
Common equity tier 1 risk based capital:
Consolidated	12.8%	$826,285	N/A	N/A	7.0%	$453,669
NBH Bank	11.2%	722,231	6.5%	$418,972	7.0%	451,200
Tier 1 risk based capital ratio:
Consolidated	12.8%	$826,285	N/A	N/A	8.5%	$550,884
NBH Bank	11.2%	722,231	8.0%	$515,657	8.5%	547,886
Total risk based capital ratio:
Consolidated	14.3%	$929,103	N/A	N/A	10.5%	$680,503
NBH Bank	12.2%	785,048	10.0%	$644,572	10.5%	676,800

	December 31, 2021
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.4%	$731,087	N/A	N/A	4.0%	$281,463
NBH Bank	9.1%	637,115	5.0%	$350,584	4.0%	280,467
Common equity tier 1 risk based capital:
Consolidated	14.3%	$731,087	N/A	N/A	7.0%	$358,813
NBH Bank	12.5%	637,115	6.5%	$331,427	7.0%	356,921
Tier 1 risk based capital ratio:
Consolidated	14.3%	$731,087	N/A	N/A	8.5%	$435,701
NBH Bank	12.5%	637,115	8.0%	$407,910	8.5%	433,404
Total risk based capital ratio:
Consolidated	15.9%	$816,117	N/A	N/A	10.5%	$538,219
NBH Bank	13.4%	682,145	10.0%	$509,888	10.5%	535,382

(1)	Includes the capital conservation buffer of 2.5%.

Note 12 Revenue from Contracts with Clients

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$4,867	$5,286	$13,444	$13,653
Bank card fees	4,681	4,530	13,345	13,217
Non-interest income (in-scope of Topic 606)	9,548	9,816	26,789	26,870
Non-interest income (out-of-scope of Topic 606)	7,810	18,706	26,385	60,279
Total non-interest income	$17,358	$28,522	$53,174	$87,149
Non-interest expense
In-scope of Topic 606:
Gain (loss) on OREO sales, net	$378	$—	$648	$(192)
Total revenue in-scope of Topic 606	$9,926	$9,816	$27,437	$26,678

Contract acquisition costs

The Company utilizes the practical expedient which allows entities to expense immediately contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs.

Note 13 Stock-based Compensation and Benefits

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

The following table summarizes stock option activity for the nine months ended September 30, 2022:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2021	695,960	$28.19	6.57	$10,964
Granted	74,715	40.79
Exercised	(27,741)	24.47
Forfeited	(12,432)	31.38
Outstanding at September 30, 2022	730,502	29.56	6.17	5,958
Options exercisable at September 30, 2022	538,156	27.75	5.32	5,060
Options vested and expected to vest	714,222	29.38	6.11	5,922

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.1 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.7 million for the three and nine months ended September 30, 2021, respectively. At September 30, 2022, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.2 years.

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

The weighted-average grant date fair value per unit for the awards granted during the nine months ended September 30, 2022 of the EPS target portion and the TSR target portion was $40.83 and $35.25, respectively. The initial weighted-average performance price for the TSR target portion granted during 2022 was $43.51. During the nine months ended September 30, 2022, the Company awarded an additional 17,741 units due to final performance results related to performance stock units granted in 2019.

The following table summarizes restricted stock and performance stock unit activity during the nine months ended September 30, 2022:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2021	144,467	$33.40	160,394	$31.36
Granted	106,439	40.06	51,931	38.40
Adjustment due to performance	—	—	17,741	32.44
Vested	(69,183)	32.99	(67,875)	31.27
Forfeited	(12,378)	36.92	(6,334)	32.70
Unvested at September 30, 2022	169,345	$37.50	155,857	$33.81

As of September 30, 2022, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $3.7 million and $3.0 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.1 years and 1.9 years, respectively. Expense related to non-vested restricted stock awards totaled $0.9 million and $2.5 million during the three and nine months ended September 30, 2022, respectively, and $0.8 million and $2.0 million during the three and nine months ended September 30, 2021, respectively. Expense related to non-vested performance stock units totaled $0.4 million and $1.2 million during the three and nine months ended September 30, 2022, respectively, and $0.8 million and $1.5 million during the three and nine months ended September 30, 2021, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 262,482 was available for issuance at September 30, 2022.

Under the ESPP, employees purchased 19,414 shares and 20,980 shares during the nine months ended September 30, 2022 and 2021, respectively.

Note 14 Common Stock

The Company had 33,189,253 and 29,958,764 shares of Class A common stock outstanding at September 30, 2022 and December 31, 2021, respectively. Additionally, the Company had 169,345 and 144,467 shares outstanding at September 30, 2022 and December 31, 2021, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On February 24, 2021, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the current program as of September 30, 2022 was $38.6 million.

Note 15 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 33,189,253 and 30,288,131 shares of Class A common stock outstanding as of September 30, 2022 and 2021, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2022 and 2021.

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$15,839	$19,825	$54,553	$70,837
Less: income allocated to participating securities	(39)	(34)	(111)	(101)
Income allocated to common shareholders	$15,800	$19,791	$54,442	$70,736
Weighted average shares outstanding for basic earnings per common share	31,259,188	30,800,590	30,539,266	30,858,759
Dilutive effect of equity awards	271,887	264,225	295,364	303,373
Weighted average shares outstanding for diluted earnings per common share	31,531,075	31,064,815	30,834,630	31,162,132
Basic earnings per share	$0.51	$0.64	$1.78	$2.29
Diluted earnings per share	0.50	0.64	1.77	2.27

The Company had 730,502 and 747,666 outstanding stock options to purchase common stock at weighted average exercise prices of $29.56 and $27.68 per share at September 30, 2022 and 2021, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 325,202 and 315,861 unvested restricted shares and performance stock units issued as of September 30, 2022 and 2021, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 16 Derivatives

Risk management objective of using derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company has established policies stipulating that neither carrying value nor fair value at risk should exceed established guidelines. The Company has designed strategies to confine these risks within the established limits and identify appropriate trade-offs in the financial structure of its balance sheet. These strategies include the use of derivative financial instruments to help achieve the desired balance sheet repricing structure while meeting the desired objectives of its clients. Currently, the Company employs certain interest rate swaps that are designated as fair value hedges, cash flow hedges and economic hedges. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of September 30, 2022 and December 31, 2021. Information about the valuation methods used to measure fair value is provided in note 18.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	location	2022	2021	Location	2022	2021
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$33,779	$477	Other liabilities	$1,827	$12,221
Total derivatives designated as hedging instruments		$33,779	$477		$1,827	$12,221

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$10,132	$8,321	Other liabilities	$10,136	$8,329
Interest rate lock commitments	Other assets	210	1,792	Other liabilities	783	197
Forward contracts	Other assets	1,923	91	Other liabilities	3	266
Total derivatives not designated as hedging instruments		$12,265	$10,204		$10,922	$8,792

Cash flow hedges

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses floors and collars as part of its interest rate risk management strategy. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium. Interest rate collars designated as cash flow hedges involve the payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and receipt of variable-rate amounts if interest rates fall below the floor strike rate on the contract. Beginning with the third quarter of 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate loan assets.

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of September 30, 2022, the Company had cash flow hedges with a notional amount of $150.0 million. The Company expects to reclassify $0.9 million from accumulated other comprehensive income (“AOCI”) as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2022, the Company had interest rate swaps with a notional amount of $331.7 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2021, the Company had interest rate swaps with a notional amount of $343.1 million that were designated as fair value hedges. These interest rate swaps were associated with $436.5 million and $345.2 million of the Company’s fixed-rate loans as of September 30, 2022 and December 31, 2021, respectively, before a loss of $31.5 million and a gain of $16.1 million from the fair value hedge adjustment in the carrying amount, and are included in loans receivable in the statements of financial condition as of September 30, 2022 and December 31, 2021, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2022, the Company had matched interest rate swap transactions with an aggregate notional amount of $397.0 million related to this program. As of December 31, 2021, the Company had matched interest rate swap transactions with an aggregate notional amount of $394.4 million.

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

The Company had interest rate lock commitments with a notional value of $46.9 million and forward contracts with a notional value of $54.5 million at September 30, 2022. At December 31, 2021, the Company had interest rate lock commitments with a notional value of $110.0 million and forward contracts with a notional value of $198.3 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Location of gain (loss)	Amount of gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
hedging relationships	derivatives	2022	2021	2022	2021
Interest rate products	Interest and fees on loans	$20,795	$9,057	$13,893	$1,829

	Location of gain (loss)	Amount of loss recognized in income on hedged items
	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
Hedged items	hedged items	2022	2021	2022	2021
Interest rate products	Interest and fees on loans	$(22,016)	$(8,321)	$(14,589)	$(3,164)

	Location of gain (loss)	Amount of gain recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
as hedging instruments	derivatives	2022	2021	2022	2021
Interest rate products	Other non-interest expense	$49	$8	$5	$18
Interest rate lock commitments	Mortgage banking income	(1,936)	(861)	(2,780)	(5,962)
Forward contracts	Mortgage banking income	2,179	1,229	2,095	3,613
Total		$292	$376	$(680)	$(2,331)

The table below presents the effect of fair value cash flow hedge accounting on AOCI as of the dates presented. The Company did not utilize cash flow hedges until the third quarter of 2022.

	For the three and nine months ended September 30, 2022
	Loss recognized in OCI on derivative	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of Loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(2,355)	$(1,827)	$(528)	Interest income	$(14)	$—	$(14)

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

As of September 30, 2022, the termination value of derivatives in a net liability position related to these agreements was $42.7 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of September 30, 2022, the Company had met these thresholds. If the Company had breached any of these provisions at September 30, 2022, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Commitments to fund loans	$684,800	$462,151
Unfunded commitments under lines of credit	682,240	530,397
Commercial and standby letters of credit	6,245	7,321
Total unfunded commitments	$1,373,285	$999,869

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends in the portfolio and economic conditions. Charges against the reserve during the three and nine months ended September 30, 2022 totaling $74 thousand and $218 thousand, respectively, were primarily driven by early payoffs and repurchases. Charges against the reserve during the three and nine months ended September 30, 2021 totaling $150 thousand and $392 thousand, respectively, were primarily driven by early payoffs and repurchases. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Beginning balance	$1,878	$2,398	$2,102	$2,741
Provision charged to (released from) operating expense, net	35	39	(45)	(62)
Charge-offs	(74)	(150)	(218)	(392)
Ending balance	$1,839	$2,287	$1,839	$2,287

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the nine months ended September 30, 2022 and 2021, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 79.6% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$71,096	$—	$—	$71,096
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	229,651	—	229,651
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	426,982	—	426,982
Municipal securities	—	224	—	224
Corporate debt	—	1,958	—	1,958
Loans held for sale	—	33,043	—	33,043
Interest rate swap derivatives	—	44,852	—	44,852
Mortgage banking derivatives	—	—	2,133	2,133
Total assets at fair value	$71,096	$736,710	$2,133	$809,939
Liabilities:
Interest rate swap derivatives	$—	$11,925	$—	$11,925
Mortgage banking derivatives	—	—	786	786
Total liabilities at fair value	$—	$11,925	$786	$12,711

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$227,696	$—	$227,696
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	461,334	—	461,334
Municipal securities	—	237	—	237
Corporate debt	—	2,111	—	2,111
Loans held for sale	—	139,142	—	139,142
Interest rate swap derivatives	—	8,798	—	8,798
Mortgage banking derivatives	—	—	1,883	1,883
Total assets at fair value	$—	$839,318	$1,883	$841,201
Liabilities:
Interest rate swap derivatives	$—	$20,550	$—	$20,550
Mortgage banking derivatives	—	—	463	463
Total liabilities at fair value	$—	$20,550	$463	$21,013

The table below details the changes in level 3 financial instruments during the nine months ended September 30, 2022:

Mortgage banking
derivatives, net
Balance at December 31, 2021	$1,420
Loss included in earnings, net	(787)
Fees and costs included in earnings, net	714
Balance at September 30, 2022	$1,347

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 5% - 17% with a weighted average discount rate of 9.9%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At September 30, 2022, the Company recorded a specific reserve of $2.9 million related to nine loans with a carrying value of $7.2 million. At September 30, 2021, the Company recorded a specific reserve of $1.2 million related to five loans with a carrying balance of $4.7 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 6.3%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $452 thousand and $799 thousand of OREO impairment during the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, impairments included $227 thousand recorded within problem asset workout in the consolidated statements of operations and $225 thousand included within other liabilities in the statements of financial condition to reduce the payable for an SBA redemption agreement. The fair values of OREO are derived from third-party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes a discount rate and weighted average rate of 9.5% at September 30, 2022 and prepayment speed assumption ranges of 7.6% to 7.8% with a weighted average rate of 7.6% at September 30, 2022. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. During the nine months ended September 30, 2022, the Company recorded impairment totaling $6 thousand. There was $0.7 million of recovery during the nine months ended September 30, 2021. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing rights— SBA loan servicing assets represent the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 11.7% and a weighted average lifetime constant prepayment rate of 12.1%. SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Company recorded no impairment for the nine months ended September 30, 2022.

Premises and equipment—During the first quarter of 2021, the Company approved plans to consolidate seven banking centers. Premises and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process that considers current local commercial real estate market conditions, the judgment of the sales agent and often involves obtaining third-party appraisals from certified real estate appraisers. These fair value measurements are classified as level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. For the nine months ended September 30, 2021, the Company recognized $1.6 million of impairment in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $6.0 million as of September 30, 2021.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from assets recorded at fair value on a non-recurring basis during the nine months ended September 30, 2022 and 2021:

	September 30, 2022
	Total	Losses from fair value changes
Individually evaluated loans	$20,504	$1,338
Other real estate owned	3,695	452
Mortgage servicing rights	9,133	6
Total	$33,332	$1,796

	September 30, 2021
	Total	Losses from fair value changes
Individually evaluated loans	$19,406	$1,548
Other real estate owned	4,325	799
Premises and equipment	6,032	1,552
Total	$29,763	$3,899

The Company did not record any liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2022.

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

The fair value of financial instruments at September 30, 2022 and December 31, 2021 are set forth below:

	Level in fair value	September 30, 2022		December 31, 2021
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$256,207	$256,207	$845,695	$845,695
U.S. Treasury securities - AFS	Level 1	71,096	71,096	—	—
U.S. Treasury securities - HTM	Level 1	48,973	47,412	—	—
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	229,651	229,651	227,696	227,696
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	426,982	426,982	461,334	461,334
Municipal securities available-for-sale	Level 2	224	224	237	237
Municipal securities available-for-sale	Level 3	—	—	—	—
Corporate debt	Level 2	1,958	1,958	2,111	2,111
Other available-for-sale securities	Level 3	880	880	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	291,306	244,866	312,916	309,614
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	265,966	216,683	296,096	289,646
Non-marketable securities	Level 2	15,513	15,513	14,533	14,533
Loans receivable	Level 3	5,721,985	5,434,105	4,513,383	4,540,847
Loans held for sale	Level 2	33,043	33,043	139,142	139,142
Accrued interest receivable	Level 2	30,125	30,125	17,848	17,848
Interest rate swap derivatives	Level 2	44,852	44,852	8,798	8,798
Mortgage banking derivatives	Level 3	2,133	2,133	1,883	1,883
LIABILITIES
Deposit transaction accounts	Level 2	5,964,722	5,964,722	5,394,257	5,394,257
Time deposits	Level 2	838,830	814,466	833,916	833,163
Securities sold under agreements to repurchase	Level 2	20,044	20,044	22,768	22,768
Long-term debt	Level 2	40,000	37,728	40,000	40,000
Accrued interest payable	Level 2	3,318	3,318	3,944	3,944
Interest rate swap derivatives	Level 2	11,925	11,925	20,550	20,550
Mortgage banking derivatives	Level 3	786	786	463	463

Note 20 Subsequent Events

On October 1, 2022, the Company completed its acquisition of Bancshares of Jackson Hole Incorporated, the holding company for Bank of Jackson Hole with operations in Wyoming and Idaho. The acquisition added 12 banking centers and expanded the Company’s footprint into Wyoming and Idaho. The combined holding company will operate under the National Bank Holdings Corporation name. Pursuant to the merger agreement executed in March 2022, the Company paid $51.0 million of cash consideration and issued 4,391,964 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of BOJH. The cash paid is included in cash and due from banks in the Company’s consolidated statements of financial condition at September 30, 2022. The transaction had a value of $213.4 million in the aggregate, based on the Company’s closing price of $36.99 on September 30,

2022. BOJH acquisition-related costs of $3.3 million and $3.9 million were included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.

With the completion of the BOJH and RCB acquisitions, the Company has approximately $9.4 billion in pro-forma assets, including $6.9 billion in total loans, $8.2 billion in total deposits and $0.8 billion in assets under management as of September 30, 2022.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2022, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2021, 2020 and 2019. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We are executing on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to blockchain payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as our ongoing investment in digital and blockchain solutions and strategic acquisitions position us well for growth opportunities. As of September 30, 2022, we had $7.9 billion in assets, $5.7 billion in loans, $6.8 billion in deposits and $0.9 billion in equity.

Operating Highlights and Key Challenges

On September 1, 2022, the Company completed its acquisition of Community Bancorporation, the holding company for Rock Canyon Bank, headquartered in Provo, Utah. At the close of the acquisition, the Company acquired seven banking centers in the greater Salt Lake City region. The acquisition added approximately $832.2 million in total assets, $537.7 million in loans and $734.5 million in deposits. The merger consideration totaled $140.4 million and consisted of $124.3 million in Company stock and $16.1 million in cash. All core operating systems were converted in October.

On October 1, 2022, the Company completed its acquisition of Bancshares of Jackson Hole Incorporated, the holding company for Bank of Jackson Hole, with operations in Jackson Hole, Wyoming and Idaho. At the close of the acquisition, the Company acquired 12 banking centers. The acquisition added approximately $1.5 billion in total assets, $1.2 billion in loans and $1.4 billion in deposits and an attractive Wyoming-based trust and wealth management business with $0.8 billion in assets under management. The merger consideration totaled $213.4 million and consisted of $162.5 million in Company stock and $51.0 million in cash. All core operating systems will be converted during the fourth quarter of 2022.

Profitability and returns

●

Net income totaled $54.6 million, or $1.77 per diluted share, for the nine months ended September 30, 2022, compared to net income of $70.8 million, or $2.27 per diluted share, for the same period in the prior year. Adjusting for $13.6 million of non-recurring expenses related to the previously announced acquisitions of Bank of Jackson Hole and Rock Canyon Bank, including $5.4 million for a CECL Day 1 provision expense, net income totaled $65.0 million, or $2.11 per diluted share, for the nine months ended September 30, 2022.

●

The return on average tangible assets was 1.03% for the nine months ended September 30, 2022, compared to 1.39% for the same period in the prior year. Adjusting for non-recurring acquisition-related expenses, the return on average tangible assets for the nine months ended September 30, 2022 was 1.23%.

●

The return on average tangible common equity was 10.17% for the nine months ended September 30, 2022, compared to 13.04% for the same period in the prior year. Adjusting for non-recurring acquisition-related expenses, the return on average tangible common equity for the nine months ended September 30, 2022 was 12.10%.

Strategic execution

●

Completed the acquisition of Community Bancorporation, the holding company for RCB, on September 1, 2022, further expanding our presence in the Salt Lake City region. Additionally, the Company became the #1 SBA lender by loan volume in the state of Utah.

●

On October 1, 2022, the acquisition of BOJH, located in the fast-growing Wyoming and Boise markets, was closed. BOJH had $1.5 billion in assets, $1.2 billion in loans, $1.4 billion in deposits and a favorable Wyoming-domiciled trust business with $0.8 billion in assets under management at the acquisition date.

●

With the completion of these exclusively negotiated transactions, NBHC has approximately $9.4 billion in pro forma assets, $6.9 billion in total loans, $8.2 billion in total deposits and $0.8 billion in assets under management measured as of September 30, 2022.

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

Loan portfolio

●	Generated record organic loan growth of 30.2% annualized fueled by record year-to-date loan fundings.
●

New loan fundings over the trailing 12 months totaled a record $2.0 billion, led by commercial loan fundings of $1.3 billion. The RCB acquisition added loans totaling $537.7 million on September 1, 2022.

●	Total loans ended the quarter at $5.7 billion increasing $1.2 billion, or 35.8% annualized, since December 31, 2021.

Credit quality

●	Allowance for credit losses totaled 1.15% of total loans at September 30, 2022, compared to 1.10% at December 31, 2021.
●

The Company recorded an increase in the allowance for credit losses of $17.0 million for the nine months ended September 30, 2022, which included a Day 1 CECL allowance reserve of $5.2 million for the acquired RCB loan portfolio and a $2.5 million credit allowance for Day 1 PCD loans. The remainder of the provision expense was driven by record loan growth and higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast. For the nine months ended September 30, 2021, the Company recorded an allowance for credit loss release of $9.4 million.

●	Net charge-offs to average total loans for the nine months ended September 30, 2022 totaled 0.03%, annualized, compared to 0.03% for the full year ended December 31, 2021.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual TDRs) totaled 0.26% of loans, compared to 0.24% at December 31, 2021. Non-performing assets to total loans and OREO improved to 0.32% at September 30, 2022, compared to 0.39% at December 31, 2021.

Client deposit funded balance sheet

●	Average transaction deposits for the nine months ended September 30, 2022 increased 8.2% to $5.5 billion, compared to $5.1 billion for the same period in the prior year.
●	Average total deposits totaled $6.3 billion during the nine months ended September 30, 2022, increasing 4.7%, compared to $6.0 billion for the same period in the prior year.
●

The mix of transaction deposits to total deposits improved 120 basis points to 87.7% at September 30, 2022, compared to 86.5% at December 31, 2021. The Rock Canyon Bank acquisition added $734.5 million of total deposits, including $653.0 million of transaction deposits and $81.5 million of time deposits on September 1, 2022.

●	Cost of deposits totaled 0.17% during the nine months ended September 30, 2022, compared to 0.24% for the same period in the prior year.

Revenues

●

Fully taxable equivalent (“FTE”) net interest income totaled $175.8 million during the nine months ended September 30, 2022, increasing $34.3 million, or 24.2%, compared to the same period in the prior year.

●

The FTE net interest margin widened 52 basis points to 3.44% for the nine months ended September 30, 2022, as compared to the same period in the prior year. The yield on earning assets increased 48 basis points, led by the remix of assets into higher-yielding loan balances and multiple increases in the federal funds rate since March 2022. The cost of funds decreased five basis points to 0.19% for the nine months ended September 30, 2022, compared to the same period in the prior year.

●

Non-interest income totaled $53.2 million during the nine months ended September 30, 2022, compared to $87.1 million for the same period in 2021, primarily due to lower mortgage banking income from reduced refinance activity and tighter gain on sale margins for mortgage loans sold in the secondary market.

Expenses

●

Non-interest expense totaled $143.6 million during the nine months ended September 30, 2022, representing a decrease of $3.8 million, or 2.5%, compared to the nine months ended September 30, 2021, primarily due to lower salaries and benefits from lower mortgage banking-related compensation.

●

Included in the first nine months of 2022 were $13.6 million of non-recurring acquisition-related expenses, including $5.4 million of CECL Day 1 provision expense for credit losses, $5.6 million of professional fees, $0.8 million of salaries and benefits, $0.6 million of telecommunications and data processing expense, $0.5 million of occupancy and equipment expense and $0.7 million in other non-interest expense in the consolidated statements of operations.

●

The FTE efficiency ratio during the nine months ended September 30, 2022 totaled 62.69%, compared to 64.43% during the nine months ended September 30, 2021. Adjusting for CDI asset amortization and non-recurring acquisition-related expenses, the FTE efficiency ratio improved 538 basis points to 58.66% during the nine months ended September 30, 2022, compared to the same period in the prior year.

●

Income tax expense totaled $12.0 million during the nine months ended September 30, 2022, compared to $16.1 million during the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was 18.0%, compared to 18.5% for the nine months ended September 30, 2021.

Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. As of September 30, 2022, our consolidated tier 1 leverage ratio was 10.45%, and our common equity tier 1 and consolidated tier 1 risk based capital ratio was 12.75%.

●

At September 30, 2022, common book value per share was $27.70. The tangible common book value per share decreased $1.93 to $22.40 at September 30, 2022 compared to December 31, 2021 as earnings, net of dividends paid, were outpaced by a $2.48 increase in accumulated other comprehensive loss and the issuance of shares for the RCB acquisition. Excluding accumulated other comprehensive loss, the tangible book value per share increased $0.54 to $25.10 at September 30, 2022.

Key Challenges

There are a number of significant challenges confronting us and our industry. We face continual challenges implementing our business strategy. These include growing our assets, particularly loans, and deposits amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive and inflationary environment.

The COVID-19 pandemic has caused disruption to the U.S. labor market, supply chain, consumer spending and business operations. The prolonged economic impacts from the pandemic, including inflationary pressures and demand for labor, are likely to continue to present challenges to our business and to our clients.

We are focused on growing our loan portfolio while adhering to our established underwriting standards and self-imposed concentration limits. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio.

The agriculture industry continues to be impacted by elevated and volatile commodity prices and intermittent disruptions in supply chains. Our food and agribusiness portfolio is only 5.9% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.8% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Future growth in our interest income will ultimately be dependent on our ability to originate high-quality loans and other high-quality earning assets such as investment securities. Cash balances total $0.3 billion as of September 30, 2022 and have decreased $589.5 million from December 31, 2021 and $551.2 million from September 30, 2021. Investment securities totaled $1.3 billion as of September 30, 2022 and increased $36.2 million, or 2.8%, compared to December 31, 2021. As of September 30, 2022, our loans outstanding totaled $5.7 billion, increasing $1.2 billion, or 26.8%, compared to December 31, 2021. During 2022, our weighted average rate on new loans funded at the time of origination was 4.80%, compared to the weighted average yield of our originated loan portfolio of 4.30% (FTE). During the nine months ended September 30, 2022, the Federal Reserve increased prevailing interest rates by a total of 300 basis points. Our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions.

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

Key Metrics(1)

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2022	2021	2021	2022	2021
Return on average assets	0.84%	1.26%	1.11%	1.00%	1.36%
Return on average tangible assets(2)	0.87%	1.30%	1.14%	1.03%	1.39%
Return on average tangible assets, adjusted(2)(10)	1.39%	1.30%	1.14%	1.23%	1.39%
Return on average equity	7.22%	10.64%	9.15%	8.64%	11.20%
Return on average tangible common equity(2)	8.66%	12.37%	10.65%	10.17%	13.04%
Return on average tangible common equity, adjusted(2)(10)	13.76%	12.37%	10.65%	12.10%	13.04%
Loan to deposit ratio (end of period)	84.10%	72.47%	72.08%	84.10%	72.08%
Non-interest bearing deposits to total deposits (end of period)	40.21%	40.24%	39.89%	40.21%	39.89%
Net interest margin(3)	3.93%	2.95%	2.85%	3.36%	2.84%
Net interest margin FTE(2)(3)(4)	4.01%	3.03%	2.93%	3.44%	2.92%
Interest rate spread FTE(4)(5)	3.86%	2.89%	2.78%	3.31%	2.75%
Yield on earning assets(6)	4.11%	3.13%	3.04%	3.54%	3.07%
Yield on earning assets FTE(2)(4)(6)	4.19%	3.21%	3.12%	3.62%	3.14%
Cost of interest bearing liabilities	0.33%	0.32%	0.34%	0.31%	0.39%
Cost of deposits	0.18%	0.18%	0.21%	0.17%	0.24%
Non-interest income to total revenue FTE(4)	19.76%	31.37%	36.85%	23.22%	38.11%
Non-interest expense to average assets	2.87%	2.47%	2.86%	2.63%	2.82%
Efficiency ratio	62.39%	61.22%	67.44%	63.83%	65.53%
Efficiency ratio FTE(2)(4)	61.39%	60.14%	66.29%	62.69%	64.43%
Efficiency ratio FTE, adjusted(2)(4)(10)	52.99%	59.74%	65.91%	58.66%	64.04%
Pre-provision net revenue	$32,511	$28,196	$24,777	$81,371	$77,482
Pre-provision net revenue FTE(2)	33,920	29,495	26,092	85,429	81,344
Pre-provision net revenue FTE adjusted for acquisition-related expense(2)(10)	40,916	29,495	26,092	93,685	81,344

Total Loans Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.26%	0.24%	0.29%	0.26%	0.29%
Non-performing assets to total loans and OREO	0.32%	0.39%	0.39%	0.32%	0.39%
Allowance for credit losses to total loans	1.15%	1.10%	1.11%	1.15%	1.11%
Allowance for credit losses to non-performing loans	447.72%	458.77%	382.59%	447.72%	382.59%
Net charge-offs to average loans	0.01%	0.02%	0.02%	0.03%	0.03%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(4)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,409, $1,299 and $1,315 for the three months ended September 30, 2022, December 31, 2021 and September 30, 2021, respectively. The taxable equivalent adjustments included above are $4,058 and $3,862 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “average tangible assets,” “return on average tangible assets,” “tangible common equity,” “tangible common equity to tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity to tangible assets,” “tangible common book value, excluding accumulated other comprehensive loss, net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss, net of tax,” “adjusted non-interest expense,” “non-interest expense to average assets, adjusted,” “adjusted net income,” “adjusted net income excluding core deposit intangible amortization expense, after tax,” “adjusted earnings per share - diluted,” “adjusted return on average tangible assets,” “adjusted return on average tangible common equity,” “non-interest expense adjusted for CDI asset amortization and acquisition-related expenses,” “non-interest expense adjusted for acquisition-related expenses,” “efficiency ratio adjusted for CDI and acquisition-related expenses,” “pre-provision net revenue,” “pre-provision net revenue adjusted for acquisition-related expenses,” “tangible common book value, excluding accumulated other comprehensive loss (income), net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss (income), net of tax,” “adjusted net income excluding CDI amortization expense, after tax” and “fully taxable equivalent” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenses or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	September 30,	December 31,	September 30,
	2022	2021	2021
Total shareholders’ equity	$919,426	$840,106	$844,716
Less: goodwill and CDI assets, net	(186,608)	(121,392)	(121,688)
Add: deferred tax liability related to goodwill	10,755	10,070	9,841
Tangible common equity (non-GAAP)	$743,573	$728,784	$732,869

Total assets	$7,922,921	$7,214,011	$7,100,991
Less: goodwill and CDI assets, net	(186,608)	(121,392)	(121,688)
Add: deferred tax liability related to goodwill	10,755	10,070	9,841
Tangible assets (non-GAAP)	$7,747,068	$7,102,689	$6,989,144

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.60%	11.65%	11.90%
Less: impact of goodwill and CDI assets, net	(2.00)%	(1.39)%	(1.41)%
Tangible common equity to tangible assets (non-GAAP)	9.60%	10.26%	10.49%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$743,573	$728,784	$732,869
Divided by: ending shares outstanding	33,189,253	29,958,764	30,288,131
Tangible common book value per share (non-GAAP)	$22.40	$24.33	$24.20

Tangible common book value per share, excluding accumulated other comprehensive loss calculations:
Tangible common equity (non-GAAP)	$743,573	$728,784	$732,869
Accumulated other comprehensive loss, net of tax	89,339	6,963	1,397
Tangible common book value, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	832,912	735,747	734,266
Divided by: ending shares outstanding	33,189,253	29,958,764	30,288,131
Tangible common book value per share, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	$25.10	$24.56	$24.24

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2022	2021	2021	2022	2021
Net income	$15,839	$22,769	$19,825	$54,553	$70,837
Add: impact of CDI amortization expense, after tax	295	227	227	751	682
Net income excluding the impact of CDI amortization expense, after tax	$16,134	$22,996	$20,052	$55,304	$71,519

Net income excluding impact of CDI amortization expense, after tax	$16,134	$22,996	$20,052	$55,304	$71,519
Add: acquisition-related adjustments, after tax (non-GAAP)(1)	9,510	—	—	10,480	—
Net income excluding impact of CDI amortization expense adjusted, after tax (non-GAAP)(1)	$25,644	$22,996	$20,052	$65,784	$71,519

Average assets	$7,449,066	$7,146,571	$7,116,141	$7,285,934	$6,977,494
Less: average goodwill and CDI asset, net of deferred tax liability related to goodwill	(131,490)	(111,508)	(112,026)	(117,485)	(112,320)
Average tangible assets (non-GAAP)	$7,317,576	$7,035,063	$7,004,115	$7,168,449	$6,865,174

Average shareholders' equity	$870,849	$848,803	$859,245	$844,241	$845,776
Less: average goodwill and CDI asset, net of deferred tax liability related to goodwill	(131,490)	(111,508)	(112,026)	(117,485)	(112,320)
Average tangible common equity (non-GAAP)	$739,359	$737,295	$747,219	$726,756	$733,456

Return on average assets (non-GAAP)	0.84%	1.26%	1.11%	1.00%	1.36%
Return on average tangible assets (non-GAAP)	0.87%	1.30%	1.14%	1.03%	1.39%
Adjusted return on average tangible assets (non-GAAP)	1.39%	1.30%	1.14%	1.23%	1.39%
Return on average equity (non-GAAP)	7.22%	10.64%	9.15%	8.64%	11.20%
Return on average tangible common equity (non-GAAP)	8.66%	12.37%	10.65%	10.17%	13.04%
Adjusted return on average tangible common equity (non-GAAP)	13.76%	12.37%	10.65%	12.10%	13.04%

(1) Acquisition-related adjustments:
Provision expense adjustments:
CECL day 1 provision expense (non-GAAP)	$5,358	$—	$—	$5,358	$—
Non-interest expense adjustments:
Acquisition-related expenses (non-GAAP)	6,996	—	—	8,256	—
Acquisition-related adjustments before tax (non-GAAP)	12,354	—	—	13,614	—
Tax expense impact	(2,844)	—	—	(3,134)	—
Acquisition-related adjustments, after tax (non-GAAP)	$9,510	$—	$—	$10,480	$—

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2022	2021	2021	2022	2021
Interest income	$72,369	$52,501	$50,801	$180,730	$148,464
Add: impact of taxable equivalent adjustment	1,409	1,299	1,315	4,058	3,862
Interest income FTE (non-GAAP)	$73,778	$53,800	$52,116	$184,788	$152,326

Net interest income	$69,091	$49,486	$47,569	$171,769	$137,658
Add: impact of taxable equivalent adjustment	1,409	1,299	1,315	4,058	3,862
Net interest income FTE (non-GAAP)	$70,500	$50,785	$48,884	$175,827	$141,520

Average earning assets	$6,982,048	$6,655,918	$6,624,047	$6,829,975	$6,475,934
Yield on earning assets	4.11%	3.13%	3.04%	3.54%	3.07%
Yield on earning assets FTE (non-GAAP)	4.19%	3.21%	3.12%	3.62%	3.14%
Net interest margin	3.93%	2.95%	2.85%	3.36%	2.84%
Net interest margin FTE (non-GAAP)	4.01%	3.03%	2.93%	3.44%	2.92%

Efficiency Ratio and Pre-Provision Net Revenue

	As of and for the three months ended			As of and for the six months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2022	2021	2021	2022	2021
Net interest income	$69,091	$49,486	$47,569	$171,769	$137,658
Add: impact of taxable equivalent adjustment	1,409	1,299	1,315	4,058	3,862
Net interest income, FTE (non-GAAP)	$70,500	$50,785	$48,884	$175,827	$141,520

Non-interest income	$17,358	$23,215	$28,522	$53,174	$87,149

Non-interest expense	$53,938	$44,505	$51,314	$143,572	$147,325
Less: CDI asset amortization	(383)	(296)	(295)	(975)	(887)
Less: Acquisition-related expenses	(6,996)	—	—	(8,256)	—
Non-interest expense adjusted for CDI asset amortization and acquisition-related expenses (non-GAAP)	$46,559	$44,209	$51,019	$134,341	$146,438

Non-interest expense	$53,938	$44,505	$51,314	$143,572	$147,325
Less: Acquisition-related expenses	(6,996)	—	—	(8,256)	—
Non-interest expense adjusted for acquisition-related expenses (non-GAAP)	$46,942	$44,505	$51,314	$135,316	$147,325

Efficiency ratio	62.39%	61.22%	67.44%	63.83%	65.53%
Efficiency ratio FTE (non-GAAP)	61.39%	60.14%	66.29%	62.69%	64.43%
Efficiency ratio FTE adjusted for CDI asset amortization and acquisition-related expenses (non-GAAP)	52.99%	59.74%	65.91%	58.66%	64.04%

Pre-provision net revenue (non-GAAP)	$32,511	$28,196	$24,777	$81,371	$77,482
Pre-provision net revenue, FTE (non-GAAP)	33,920	29,495	26,092	85,429	81,344
Pre-provision net revenue, FTE adjusted for acquisition-related expenses (non-GAAP)	40,916	29,495	26,092	93,685	81,344

Adjusted Net Income and Earnings Per Share

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2022	2021	2021	2022	2021
Adjustments to net income:
Net income	$15,839	$22,769	$19,825	$54,553	$70,837
Add: Acquisition-related adjustments, after tax (non-GAAP)	9,510	—	—	10,480	—
Adjusted net income (non-GAAP)	$25,349	$22,769	$19,825	$65,033	$70,837

Adjustments to earnings per share:
Earnings per share - diluted	$0.50	$0.75	$0.64	$1.77	$2.27
Add: Acquisition-related adjustments, after tax (non-GAAP)	0.30	—	—	0.34	—
Adjusted earnings per share - diluted (non-GAAP)	$0.80	$0.75	$0.64	$2.11	$2.27

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

Accounting for Acquired Loans

ASC Topic 805, Business Combinations, all acquired loans are recorded at fair value at the date of acquisition. The fair value for acquired loans at the time of acquisition is based on a variety of factors including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. Loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination are PCD loans. The net premium or discount on PCD loans is adjusted by our allowance for credit losses recorded at the time of acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using the level yield method. The net premium or discount on non-PCD loans, that includes credit quality and interest rate considerations, is accreted or amortized into interest income over the remaining life of the loan using the level yield method. The Company then records the necessary allowance for credit losses on the non-PCD loans through provision for credit losses expense.

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022. The Company is reviewing ASU 2022-01 and does not expect the adoption of that pronouncement to have a material impact on its financial statements.

Financial Condition

Total assets increased $708.9 million to $7.9 billion from December 31, 2021 to September 30, 2022 primarily due to the acquisition of RCB. Cash and cash equivalents decreased $589.5 million, or 69.7%, from December 31, 2021 as excess cash liquidity was deployed into higher earning investment securities and loans. Investment securities decreased $36.2 million, or 2.8%, and loans increased $1.2 billion, or 26.8%, compared to December 31, 2021. The allowance for credit losses increased $15.9 million to $65.6 million at September 30, 2022, compared to December 31, 2021.

During the nine months ended September 30, 2022, lower cost demand, savings, and money market deposits ("transaction deposits") increased $570.5 million, or 14.1% annualized, compared to December 31, 2021, largely due to the acquisition of RCB, in addition to continued development of full banking relationships with our clients. In addition to providing excess cash liquidity, the increase in transaction deposits provided low-cost funding utilized to fund loan growth.

Investment securities

Available-for-sale

Total investment securities available-for-sale increased 5.6% during the nine months ended September 30, 2022 to $0.7 billion. Purchases of available-for-sale securities during the nine months ended September 30, 2022 and 2021 totaled $260.2 million and $196.3 million, respectively. Paydowns and maturities totaled $116.0 million and $185.0 million during the nine months ended September 30, 2022 and 2021, respectively.

Our available-for-sale investment securities portfolio is summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	September 30, 2022				December 31, 2021
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$73,912	$71,096	9.7%	2.54%	$—	$—	—	—
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	272,133	229,651	31.4%	1.73%	231,523	227,696	32.9%	1.38%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	496,878	426,982	58.5%	1.68%	467,490	461,334	66.7%	1.47%
Municipal securities	230	224	0.0%	3.17%	230	237	0.0%	3.17%
Corporate debt	2,000	1,958	0.3%	5.87%	2,000	2,111	0.3%	5.80%
Other securities	880	880	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$846,033	$730,791	100.0%	1.78%	$701,712	$691,847	100.0%	1.46%

As of September 30, 2022 and December 31, 2021, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 5.6 years and 4.2 years at September 30, 2022 and December 31, 2021, respectively. This estimate is based on assumptions and actual results may differ. At September 30, 2022 and December 31, 2021, the duration of the total available-for-sale investment portfolio was 4.6 years and 3.8 years, respectively.

At September 30, 2022 and December 31, 2021, adjustable rate securities comprised 11.1% and 1.7%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 1.75% per annum and 1.70% per annum at September 30, 2022 and December 31, 2021, respectively.

The available-for-sale investment portfolio included $115.3 million of unrealized losses and $12 thousand of unrealized gains at September 30, 2022 and $13.3 million of unrealized losses and $3.4 million of unrealized gains at December 31, 2021. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

 Held-to-maturity

Held-to-maturity investment securities decreased 0.5% during the nine months ended September 30, 2022 to $0.6 billion. Purchases during the nine months ended September 30, 2022 and 2021 totaled $91.6 million and $377.7 million, respectively. Paydowns and maturities totaled $93.2 million and $109.0 million during the nine months ended September 30, 2022 and 2021, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2022				December 31, 2021
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$48,973	$47,412	8.1%	3.14%	$—	$—	—	—
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	291,306	244,866	48.0%	1.75%	312,916	309,614	51.4%	1.56%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	265,966	216,683	43.9%	1.54%	296,096	289,646	48.6%	1.25%
Total investment securities held-to-maturity	$606,245	$508,961	100.0%	1.77%	$609,012	$599,260	100.0%	1.41%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $97.3 million of unrealized losses at September 30, 2022. At December 31, 2021, the held-to-maturity investment portfolio included $11.9 million of unrealized losses and $2.2 million of unrealized gains.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-

maturity mortgage-backed securities portfolio as of September 30, 2022 and December 31, 2021 was 6.3 years and 4.1 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 5.0 years and 3.8 years as of September 30, 2022 and December 31, 2021, respectively.

Non-marketable securities

Non-marketable securities totaled $64.0 million and $50.7 million at September 30, 2022 and December 31, 2021, respectively, and included FRB stock, FHLB stock and other non-marketable securities. At September 30, 2022, other non-marketable securities totaled $48.5 million and consisted of equity method investments totaling $21.5 million and convertible preferred stock without readily determinable fair values totaling $27.0 million. At December 31, 2021, other non-marketable securities totaled $36.2 million and consisted of equity method investments totaling $14.2 million and convertible preferred stock without readily determinable fair values totaling $22.0 million. The Company continues to invest with fintech solution providers to support our digital ecosystem buildout, support our core bank products and offerings, and to leverage efficiencies and technological solutions in our shared services areas. Purchases of non-marketable securities totaled $11.5 million and $25.8 million during the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022, the Company held $13.9 million of FRB stock and $1.6 million of FHLB stock for regulatory and debt facility purposes. At December 31, 2021, the Company held $13.9 million of FRB stock and $0.7 million of FHLB stock. These are restricted securities which, lacking a market, are carried at cost. The Company is not aware of any events or changes in circumstances that may have an adverse effect on the investments carried at cost.

Loans overview

At September 30, 2022, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our seven acquisitions to date. The Company added $537.7 million of loans to the acquired loan portfolio on September 1, 2022 from the acquisition of RCB.

As discussed in note 3 to our consolidated financial statements, under ASC Topic 805, Business Combinations, all acquired loans are recorded at fair value at the date of acquisition. The fair value for acquired loans at the time of acquisition is based on a variety of factors including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. Loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination are PCD loans. The net premium or discount on PCD loans is adjusted by our allowance for credit losses recorded at the time of acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using a level yield method. The net premium or discount on non-PCD loans, that includes credit quality and interest rate considerations, is accreted or amortized into interest income over the remaining life of the loan using a level yield method. The Company then records the necessary allowance for credit losses on the non-PCD loans through provision for credit losses expense.

The table below shows the loan portfolio composition at the respective dates:

			September 30, 2022 vs.
			December 31, 2021
	September 30, 2022	December 31, 2021	% Change
Originated:
Commercial:
Commercial and industrial	$1,724,469	$1,479,895	16.5%
Municipal and non-profit	968,539	928,705	4.3%
Owner-occupied commercial real estate	631,783	503,663	25.4%
Food and agribusiness	265,835	200,412	32.6%
Total commercial	3,590,626	3,112,675	15.4%
Commercial real estate non-owner occupied	731,293	611,765	19.5%
Residential real estate	750,669	616,135	21.8%
Consumer	17,027	17,336	(1.8)%
Total originated	5,089,615	4,357,911	16.8%

Acquired:
Commercial:
Commercial and industrial	82,324	16,252	>100%
Municipal and non-profit	326	340	(4.1)%
Owner-occupied commercial real estate	176,385	29,973	>100%
Food and agribusiness	73,822	3,177	>100%
Total commercial	332,857	49,742	>100%
Commercial real estate non-owner occupied	219,109	52,964	>100%
Residential real estate	79,477	52,521	51.3%
Consumer	927	245	>100%
Total acquired	632,370	155,472	>100%
Total loans	$5,721,985	$4,513,383	26.8%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. The loan portfolio increased $1.2 billion, or 35.8% annualized, from December 31, 2021 to September 30, 2022. The increase was led by commercial loan growth of $761.1 million, or 32.2% annualized. Excluding loans totaling $537.7 million from the acquisition of RCB, loans increased $670.9 million led by originated commercial loan growth of $478.0 million, or 15.4%. Loan fundings during the nine months ended September 30, 2022 totaled a record $1.5 billion, led by commercial loan fundings of $977.4 million.

Our commercial and industrial loan portfolio is comprised of diverse industry segments. At September 30, 2022, these segments included finance and financial services, primarily lender finance loans, of $201.8 million, hospital/medical loans of $397.4 million, manufacturing-related loans of $206.9 million, and a variety of smaller subcategories of commercial and industrial loans. Food and agribusiness loans, which are well-diversified across food production, crop and livestock types, totaled $339.7 million and were 36.6% of the Company’s risk based capital. Crop and livestock loans represent 1.8% of total loans.

Non-owner occupied CRE loans were 102.3% of the Company’s risk based capital, or 16.6% of total loans, and no specific property type comprised more than 5.0% of total loans. The Company maintains very little exposure to non-owner occupied CRE retail properties, comprising 1.4% of total loans. Multi-family loans totaled $69.8 million, or 1.2% of total loans as of September 30, 2022.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled a record $2.0 billion over the past 12 months, led by commercial loan fundings of $1.3 billion. Fundings are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following table represents new loan fundings for the periods presented:

	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter
	2022	2022	2022	2021	2021
Commercial:
Commercial and industrial	$201,106	$152,550	$169,168	$229,529	$196,289
Municipal and non-profit	20,845	81,428	49,906	101,450	43,516
Owner occupied commercial real estate	65,125	78,905	67,597	28,914	53,445
Food and agribusiness	76,293	(4,186)	18,620	11,016	8,442
Total commercial	363,369	308,697	305,291	370,909	301,692
Commercial real estate non-owner occupied	166,739	88,612	63,416	46,128	55,392
Residential real estate	99,951	93,220	49,040	55,873	54,442
Consumer	1,505	1,989	1,904	2,524	1,810
Total	$631,564	$492,518	$419,651	$475,434	$413,336

Included in fundings are net fundings under revolving lines of credit totaling $124,834, $21,762, $66,430, $138,777 and $29,154 as of the third, second and first quarters of 2022 and the fourth and third quarters of 2021, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	September 30, 2022
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$184,939	$1,337,644	$273,871	$10,339	$1,806,793
Municipal and non-profit	2,396	151,005	510,341	305,123	968,865
Owner occupied commercial real estate	65,345	221,255	418,251	103,317	808,168
Food and agribusiness	70,477	205,556	42,466	21,158	339,657
Total commercial	323,157	1,915,460	1,244,929	439,937	3,923,483
Commercial real estate non-owner occupied	227,394	484,706	221,477	16,825	950,402
Residential real estate	30,029	40,215	191,432	568,470	830,146
Consumer	4,250	11,324	2,379	1	17,954
Total loans	$584,830	$2,451,705	$1,660,217	$1,025,233	$5,721,985

	December 31, 2021
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$143,152	$1,119,195	$226,793	$7,007	$1,496,147
Municipal and non-profit	23,827	112,022	559,493	233,703	929,045
Owner occupied commercial real estate	40,510	160,853	266,664	65,609	533,636
Food and agribusiness	79,507	107,799	11,193	5,090	203,589
Total commercial	286,996	1,499,869	1,064,143	311,409	3,162,417
Commercial real estate non-owner occupied	200,042	316,473	147,783	431	664,729
Residential real estate	12,605	30,233	201,918	423,900	668,656
Consumer	3,504	11,507	2,570	—	17,581
Total loans	$503,147	$1,858,082	$1,416,414	$735,740	$4,513,383

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	September 30, 2022
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$646,710	4.40%	$975,144	5.91%	$1,621,854	5.31%
Municipal and non-profit(1)	973,811	3.45%	23,430	3.90%	997,241	3.46%
Owner occupied commercial real estate	381,363	4.55%	361,460	5.59%	742,823	5.10%
Food and agribusiness	51,110	5.23%	218,070	6.15%	269,180	5.98%
Total commercial	2,052,994	4.02%	1,578,104	5.84%	3,631,098	4.81%
Commercial real estate non-owner occupied	264,778	4.63%	458,230	5.44%	723,008	5.14%
Residential real estate	397,691	3.57%	402,426	4.76%	800,117	4.17%
Consumer	11,055	4.78%	2,649	6.30%	13,704	5.07%
Total loans with > 1 year maturity	$2,726,518	4.02%	$2,441,409	5.59%	$5,167,927	4.76%

	December 31, 2021
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$480,034	4.05%	$872,961	3.41%	$1,352,995	3.63%
Municipal and non-profit(1)	881,339	3.37%	23,879	2.76%	905,218	3.35%
Owner occupied commercial real estate	293,190	4.70%	199,936	3.75%	493,126	4.45%
Food and agribusiness	49,303	5.21%	74,779	3.95%	124,082	4.45%
Total commercial	1,703,866	3.88%	1,171,555	3.49%	2,875,421	3.72%
Commercial real estate non-owner occupied	214,463	4.28%	250,224	3.51%	464,687	3.86%
Residential real estate	360,648	3.45%	295,403	4.00%	656,051	3.70%
Consumer	11,567	4.37%	2,510	3.52%	14,077	4.21%
Total loans with > 1 year maturity	$2,290,544	3.85%	$1,719,692	3.58%	$4,010,236	3.74%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $331,708 and $343,089 that have been swapped to variable rates at current market pricing at September 30, 2022 and December 31, 2021, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $774,498 and $746,508 with an FTE weighted average rate of 4.03% and 3.97% at September 30, 2022 and December 31, 2021, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and nine months ended September 30, 2022 was $0.2 million and $0.4 million, respectively, and $0.2 million and $0.7 million during the three and nine months ended September 30, 2021, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	September 30, 2022	December 31, 2021
Non-accrual loans:
Non-accrual loans, excluding restructured loans	$10,232	$8,466
Restructured loans on non-accrual	4,425	2,366
Non-performing loans	14,657	10,832
OREO	3,695	7,005
Total non-performing assets	$18,352	$17,837

Loans 30-89 days past due and still accruing interest	$1,548	$1,687
Loans 90 days or more past due and still accruing interest	332	420
Non-accrual loans	14,657	10,832
Total past due and non-accrual loans	$16,537	$12,939
Accruing restructured loans	$4,610	$7,186
Allowance for credit losses	65,623	49,694
Non-performing loans to total loans	0.26%	0.24%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.26%	0.25%
Total non-performing assets to total loans and OREO	0.32%	0.39%
ACL to non-performing loans	447.72%	458.77%

During the nine months ended September 30, 2022, total non-performing loans increased $3.8 million from December 31, 2021 to $14.7 million. The increases in the non-performing loans was primarily driven by the inclusion of the Rock Canyon Bank portfolio. Total non-performing assets to total loans and OREO decreased seven basis points to 0.32% at September 30, 2022.

Loans 30-89 days past due and still accruing interest were 0.03% and 0.04% of total loans at September 30, 2022 and December 31, 2021, respectively. Loans 90 days or more past due and still accruing interest were 0.01% of total loans at both September 30, 2022 and December 31, 2021.

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

Net charge-offs on loans during the three and nine months ended September 30, 2022 were $0.2 million and $1.1 million, respectively. The Company recorded an increase in the allowance for credit losses of $15.0 million during the three months ended September 30, 2022, which included a $5.2 million provision expense as a Day 1 allowance reserve for the RCB portfolio and a $2.5 million credit allowance for Day 1 PCD loans. The remainder of the provision expense during the quarter was driven by strong loan growth and higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast. During the nine months ended September 30, 2022, the Company recorded an increase in the allowance for credit losses of $17.0 million. The provision expense was driven by record loan growth, higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast and Day 1 reserve requirements for the acquired RCB portfolio. Specific reserves on loans totaled $2.9 million at September 30, 2022.

Net charge-offs on loans during the three and nine months ended September 30, 2021 were $0.2 million and $1.1 million, respectively. The Company recorded a net zero provision for credit losses for the three months ended September 30, 2021, as the provision expense of $0.3 million for funded loans was fully offset by a provision release of $0.3 million for unfunded loan commitments. During the nine months ended September 30, 2021, the Company recorded total provision release of $9.4 million, which included a provision release of $9.6 million for funded loans and a provision expense of $0.2 million for unfunded loan commitments. The provision release was driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. Specific reserves on loans totaled $1.2 million at September 30, 2021.

The Company has elected to exclude AIR from the ACL calculation. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income. As of September 30, 2022 and December 31, 2021, AIR from loans totaled $26.9 million and $15.7 million, respectively.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $65.6 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at September 30, 2022. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	September 30, 2022		September 30, 2021
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning allowance for credit losses	$50,860		$49,030
Charge-offs:
Commercial	—	0.00%	(172)	0.01%
Commercial real estate non owner-occupied	—	0.00%	—	0.00%
Residential real estate	—	0.00%	(4)	0.00%
Consumer	(253)	0.02%	(146)	0.01%
Total charge-offs	(253)		(322)
Recoveries	66		101
Net charge-offs	(187)	0.01%	(221)	0.02%
Provision expense for credit losses	7,275		346
Day 1 CECL provision expense	5,201		—
PCD allowance for credit loss at acquisition	2,474		—
Ending allowance for credit losses	$65,623		$49,155
Average total loans outstanding during the period	$5,114,044		$4,352,557

	As of and for the nine months ended
	September 30, 2022		September 30, 2021
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning balance	$49,694		$59,777
Charge-offs:
Commercial	(754)	0.02%	(1,112)	0.02%
Commercial real estate non-owner occupied	—	0.00%	—	0.00%
Residential real estate	(2)	0.00%	(26)	0.00%
Consumer	(582)	0.01%	(410)	0.01%
Total charge-offs	(1,338)		(1,548)
Recoveries	256		480
Net charge-offs	(1,082)	0.03%	(1,068)	0.03%
Provision expense (release) for credit losses	9,336		(9,554)
Day 1 CECL provision expense	5,201		—
PCD allowance for credit loss at acquisition	2,474		—
Ending allowance for credit losses	$65,623		$49,155
Ratio of ACL to total loans outstanding at period end	1.15%		1.11%
Ratio of ACL to total non-performing loans at period end	447.72%		382.59%
Total loans	$5,721,985		$4,421,760
Average total loans outstanding during the period	4,784,064		4,314,330
Non-performing loans	14,657		12,848

(1)	Ratio of annualized net charge-offs to average total loans.

At the acquisition date, RCB had $2.1 million of previously charged off loans for which the Company continued to have contractual rights to the cash flows. In accordance with ASC Topic 326, PCD loan accounting is to be applied by the acquirer whereby an allowance for credit losses should be recorded for this subset of loans at the acquisition date, and if deemed non-collectible, the loans are to be fully charged off on the acquirer’s books. Such amounts were fully reserved for, charged off on the acquisition date and excluded from the table above.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	September 30, 2022
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,923,483	68.6%	$38,220	58.2%
Commercial real estate non-owner occupied	950,402	16.6%	14,174	21.7%
Residential real estate	830,146	14.5%	12,874	19.6%
Consumer	17,954	0.3%	355	0.5%
Total	$5,721,985	100.0%	$65,623	100.0%

	December 31, 2021
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,162,417	70.1%	$31,256	62.9%
Commercial real estate non-owner occupied	664,729	14.7%	10,033	20.2%
Residential real estate	668,656	14.8%	8,056	16.2%
Consumer	17,581	0.4%	349	0.7%
Total	$4,513,383	100.0%	$49,694	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a low-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at September 30, 2022 and December 31, 2021:

					Increase (decrease)
	September 30, 2022		December 31, 2021		Amount	% Change
Non-interest bearing demand deposits	$2,735,832	40.2%	$2,506,265	40.2%	$229,567	9.2%
Interest bearing demand deposits	597,035	8.8%	555,401	8.9%	41,634	7.5%
Savings accounts	817,724	12.0%	774,559	12.4%	43,165	5.6%
Money market accounts	1,814,131	26.7%	1,558,032	25.0%	256,099	16.4%
Total transaction deposits	5,964,722	87.7%	5,394,257	86.5%	570,465	10.6%
Time deposits < $250,000	672,267	9.9%	703,741	11.4%	(31,474)	(4.5)%
Time deposits > $250,000	166,563	2.4%	130,175	2.1%	36,388	28.0%
Total time deposits	838,830	12.3%	833,916	13.5%	4,914	0.6%
Total deposits	$6,803,552	100.0%	$6,228,173	100.0%	$575,379	9.2%

The following table shows uninsured time deposits by scheduled maturity as of September 30, 2022:

September 30, 2022
Three months or less	$15,299
Over 3 months through 6 months	17,109
Over 6 months through 12 months	23,120
Thereafter	86,599
Total uninsured time deposits	$142,127

At September 30, 2022 and December 31, 2021, time deposits that were scheduled to mature within 12 months totaled $521.7 million and $555.4 million, respectively. Of the time deposits scheduled to mature within 12 months at September 30, 2022, $72.9 million were in denominations of $250,000 or more, and $448.8 million were in denominations less than $250,000.

Long-term debt

On November 5, 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at September 30, 2022, net of long-term debt issuance costs totaling $0.4 million, totaled $39.6 million. Interest expense totaling $0.3 million and $0.9 million was recorded in the consolidated statements of operations during the three and nine months ended September 30, 2022, respectively.

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

Other borrowings

As of September 30, 2022 and December 31, 2021, the Bank sold securities under agreements to repurchase totaling $20.0 million and $22.8 million, respectively. In addition, as a member of the FHLB, the Bank has access to a line of credit and term financing from the FHLB with total available credit of $1.0 billion at September 30, 2022. The Bank may utilize its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At September 30, 2022 and December 31, 2021, the Bank had no outstanding borrowings with the FHLB. The Bank may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at September 30, 2022 or December 31, 2021. Loans pledged were $1.7 billion and $1.3 billion at September 30, 2022 and December 31, 2021, respectively. The Company incurred no interest expense related to FHLB advances or other short-term borrowings for the three and nine months ended September 30, 2022 or 2021.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for credit losses and non-interest income, such as service charges, bank card income, swap fee income, and gain on sale of mortgages. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, telecommunications data processing expense and intangible asset amortization. Any expenses related to the resolution of problem assets are also included in non-interest expense.

Overview of results of operations

Net income totaled $15.8 million and $54.6 million, or $0.50 and $1.77 per diluted share, during the three and nine months ended September 30, 2022, respectively. Excluding $9.5 million of after-tax non-recurring acquisition-related expenses, net income totaled $25.3 million, or $0.80 per diluted share, during the three months ended September 30, 2022. Excluding $10.5 million of after-tax non-recurring acquisition-related expenses, net income totaled $65.0 million, or $2.11 per diluted share, during the nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, net income totaled $19.8 million and $70.8 million, or $0.64 and $2.27 per diluted share, respectively. The rise in mortgage rates in 2022 has resulted in lower mortgage banking income during the first nine months of 2022. However, the increases in the Federal Reserve’s interest rates are driving higher loan yields resulting in increasing levels of net interest income.

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

The table below presents the components of net interest income on a FTE basis for the three months ended September 30, 2022 and 2021.

	For the three months ended			For the three months ended
	September 30, 2022			September 30, 2021
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,834,206	$58,153	4.77%	$4,137,001	$41,865	4.01%
Acquired loans	295,893	6,581	8.82%	187,419	3,796	8.04%
Loans held for sale	39,532	551	5.53%	157,381	1,166	2.94%
Investment securities available-for-sale	865,875	4,247	1.96%	656,757	2,572	1.57%
Investment securities held-to-maturity	605,356	2,212	1.46%	671,053	2,178	1.30%
Other securities	14,909	212	5.69%	14,657	210	5.73%
Interest earning deposits and securities purchased under agreements to resell	326,277	1,822	2.22%	799,779	329	0.16%
Total interest earning assets FTE(2)	$6,982,048	$73,778	4.19%	$6,624,047	$52,116	3.12%
Cash and due from banks	$81,112			$77,498
Other assets	440,516			463,553
Allowance for credit losses	(54,610)			(48,957)
Total assets	$7,449,066			$7,116,141
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$3,058,463	$1,829	0.24%	$2,803,071	$1,516	0.21%
Time deposits	799,759	1,116	0.55%	903,935	1,711	0.75%
Securities sold under agreements to repurchase	22,183	7	0.13%	19,681	5	0.10%
Long-term debt, net	39,543	326	3.27%	—	—	0.00%
Total interest bearing liabilities	$3,919,948	$3,278	0.33%	$3,726,687	$3,232	0.34%
Demand deposits	$2,557,286			$2,422,976
Other liabilities	100,983			107,233
Total liabilities	6,578,217			6,256,896
Shareholders' equity	870,849			859,245
Total liabilities and shareholders' equity	$7,449,066			$7,116,141
Net interest income FTE(2)		$70,500			$48,884
Interest rate spread FTE(2)			3.86%			2.78%
Net interest earning assets	$3,062,100			$2,897,360
Net interest margin FTE(2)			4.01%			2.93%
Average transaction deposits	$5,615,749			$5,226,047
Average total deposits	6,415,508			6,129,982
Ratio of average interest earning assets to average interest bearing liabilities	178.12%			177.75%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,409 and $1,315 for the three months ended September 30, 2022 and 2021, respectively.

(3)	Loan fees included in interest income totaled $2,205 and $4,514 for the three months ended September 30, 2022 and 2021, respectively.

Net interest income totaled $69.1 million and $47.6 million during the three months ended September 30, 2022 and 2021, respectively. Net interest income on an FTE basis totaled a record $70.5 million and $48.9 million during the three months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022, the FTE net interest margin widened 108 basis points to 4.01%, compared to the three months ended September 30, 2021. The yield on earning assets increased 107 basis points, primarily driven by increases in the federal funds rate since March 2022 as well as excess cash being deployed into higher-yielding originated loans and investment securities. The cost of funds decreased one basis point to 0.20% during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Average loans comprised $5.1 billion, or 73.5%, of total average interest earning assets during the three months ended September 30, 2022, compared to $4.3 billion, or 65.3%, during the three months ended September 30, 2021. The increase in average loan balances was driven by a $697.2 million increase in average originated loans. Average acquired loans increased $108.5 million primarily driven by the RCB acquisition.

Average investment securities comprised 21.1% and 20.0% of total interest earning assets during the three months ended September 30, 2022 and 2021, respectively. The increase in the investment portfolio was driven by strategic decisions to deploy a portion of the excess cash liquidity into higher-yielding investment securities.

Average balances of interest bearing liabilities increased $193.3 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was driven by higher interest bearing demand, savings and money market deposits totaling $255.4 million, long-term debt totaling $39.5 million and securities sold under agreement to repurchase totaling $2.5 million. The increase was partially offset by a decrease in time deposits of $104.1 million.

The Rock Canyon Bank acquisition added $734.5 million of total deposits, including $653.0 million of transaction deposits and $81.5 million of time deposits on September 1, 2022.

The table below presents the components of net interest income on an FTE basis for the nine months ended September 30, 2022 and 2021:

	For the nine months ended			For the nine months ended
	September 30, 2022			September 30, 2021
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,598,705	$148,025	4.30%	$4,073,529	$121,461	3.99%
Acquired loans	191,089	13,552	9.48%	212,151	12,847	8.10%
Loans held for sale	70,384	2,188	4.16%	182,385	3,896	2.86%
Investment securities available-for-sale	839,235	10,904	1.73%	660,399	7,454	1.50%
Investment securities held-to-maturity	585,023	6,291	1.43%	555,818	5,317	1.28%
Other securities	14,698	632	5.73%	15,180	629	5.52%
Interest earning deposits and securities purchased under agreements to resell	530,841	3,196	0.80%	776,472	722	0.12%
Total interest earning assets FTE(2)	$6,829,975	$184,788	3.62%	$6,475,934	$152,326	3.14%
Cash and due from banks	$78,710			$78,953
Other assets	428,374			476,856
Allowance for credit losses	(51,125)			(54,249)
Total assets	$7,285,934			$6,977,494
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$2,996,317	$4,760	0.21%	$2,746,657	$4,740	0.23%
Time deposits	804,110	3,201	0.53%	936,088	6,050	0.86%
Securities sold under agreements to repurchase	22,236	20	0.12%	20,310	16	0.11%
Long-term debt, net	39,516	980	3.32%	—	—	0.00%
Total interest bearing liabilities	$3,862,179	$8,961	0.31%	$3,703,055	$10,806	0.39%
Demand deposits	$2,487,522			$2,320,160
Other liabilities	91,992			108,503
Total liabilities	6,441,693			6,131,718
Shareholders' equity	844,241			845,776
Total liabilities and shareholders' equity	$7,285,934			$6,977,494
Net interest income FTE(2)		$175,827			$141,520
Interest rate spread FTE(2)			3.31%			2.75%
Net interest earning assets	$2,967,796			$2,772,879
Net interest margin FTE(2)			3.44%			2.92%
Average transaction deposits	$5,483,839			$5,066,817
Average total deposits	6,287,949			6,002,905
Ratio of average interest earning assets to average interest bearing liabilities	176.84%			174.88%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $4,058 and $3,862 for the nine months ended September 30, 2022 and 2021, respectively.

(3)	Loan fees included in interest income totaled $7,155 and $13,753 for the nine months ended September 30, 2022 and 2021, respectively.

Net interest income totaled $171.8 million and $137.7 million during the nine months ended September 30, 2022 and 2021, respectively. Net interest income on an FTE basis totaled $175.8 million and $141.5 million during the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, the FTE net interest margin widened 52 basis points to 3.44%, compared to the nine months ended September 30, 2021. The yield on earnings assets increased 48 basis points, primarily driven by increases in the federal funds rate since March 2022, the RCB acquisition as well as excess cash being deployed into higher-yielding originated loans and investment securities. The cost of funds decreased five basis points to 0.19% during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Average loans comprised $4.8 billion, or 70.1%, of total average interest earning assets during the nine months ended September 30, 2022, compared to $4.3 billion, or 66.2%, of total average interest earning assets during the nine months ended September 30, 2021. The increase in average loan balances was driven by a $525.2 million increase in average originated loans. Year-to-date loan fundings through September 30, 2022 totaled a record $1.5 billion.

Average investment securities comprised 20.9% and 18.8% of total interest earning assets during the nine months ended September 30, 2022 and 2021, respectively. The increase in the investment portfolio was driven by strategic decisions to deploy a portion of excess cash liquidity into higher-yielding investment securities.

Average balances of interest bearing liabilities increased $159.1 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was driven by higher interest bearing demand, savings and money market deposits totaling $249.7 million, long-term debt totaling $39.5 million and securities sold under agreements to repurchase totaling $1.9 million. The increase was partially offset by a decrease in time deposits of $132.0 million. The cost of deposits decreased seven basis points to 0.17% during the nine months ended September 30, 2022, compared to 0.24% during the nine months ended September 30, 2021.

The Rock Canyon Bank acquisition added $734.5 million of total deposits, including $653.0 million of transaction deposits and $81.5 million of time deposits on September 1, 2022.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021:

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	compared to			compared to
	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$8,387	$7,901	$16,288	$16,905	$9,659	$26,564
Acquired loans	2,413	372	2,785	(1,494)	2,199	705
Loans held for sale	(1,643)	1,028	(615)	(3,482)	1,774	(1,708)
Investment securities available-for-sale	1,026	649	1,675	2,324	1,126	3,450
Investment securities held-to-maturity	(240)	274	34	314	660	974
Other securities	4	(2)	2	(21)	24	3
Interest earning deposits and securities purchased under agreements to resell	(2,644)	4,137	1,493	(1,479)	3,953	2,474
Total interest income	$7,303	$14,359	$21,662	$13,067	$19,395	$32,462
Interest expense:
Interest bearing demand, savings and money market deposits	$153	$160	$313	$397	$(377)	$20
Time deposits	(145)	(450)	(595)	(525)	(2,324)	(2,849)
Securities sold under agreements to repurchase	1	1	2	2	2	4
Long-term debt, net	326	—	326	980	—	980
Total interest expense	335	(289)	46	854	(2,699)	(1,845)
Net change in net interest income	$6,968	$14,648	$21,616	$12,213	$22,094	$34,307

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,409 and $1,315 for the three months ended September 30, 2022 and 2021, respectively. The taxable equivalent adjustments included above are $4,058 and $3,862 for the nine months ended September 30, 2022 and 2021, respectively.

(3)

Loan fees included in interest income totaled $2,205 and $4,514 for the three months ended September 30, 2022 and 2021, respectively. Loan fees included in interest income totaled $7,155 and $13,753 for the nine months ended September 30, 2022 and 2021, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,557,286	0.00%	$2,422,976	0.00%	$2,487,522	0.00%	$2,320,160	0.00%
Interest bearing demand	592,133	0.26%	544,056	0.19%	589,918	0.21%	548,906	0.21%
Money market accounts	1,674,240	0.26%	1,535,361	0.25%	1,619,744	0.24%	1,491,591	0.27%
Savings accounts	792,090	0.18%	723,654	0.15%	786,655	0.15%	706,160	0.16%
Time deposits	799,759	0.55%	903,935	0.75%	804,110	0.53%	936,088	0.86%
Total average deposits	$6,415,508	0.18%	$6,129,982	0.21%	$6,287,949	0.17%	$6,002,905	0.24%

Provision for credit losses

The provision for credit losses represents the amount of expense that is necessary to bring the ACL to a level that we deem appropriate to absorb estimated lifetime losses inherent in the loan portfolio as of the balance sheet date. The determination of the ACL, and the resultant provision for credit losses, is subjective and involves significant estimates and assumptions. The allowance for credit losses totaled 1.15% of total loans at September 30, 2022, compared to the allowance for credit losses of 1.11% at September 30, 2021.

The Company recorded credit loss provision expense of $12.7 million during the three months ended September 30, 2022, which included a provision expense of $12.5 million for funded loans and a provision expense of $0.2 million for unfunded loan commitments. During the nine months ended September 30, 2022, the Company recorded credit loss provision expense of $14.9 million, which included a provision expense of $14.5 million for funded loans and a provision expense of $0.4 million for unfunded loan commitments. The provision expense was driven by record loan growth, higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast and $5.4 million of Day 1 reserve requirements for the acquired RCB portfolio.

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

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2022	2021	2022	2021	Amount	% Change	Amount	% Change
Service charges	$4,326	$3,947	$11,992	$10,989	$379	9.6%	$1,003	9.1%
Bank card fees	4,681	4,530	13,345	13,217	151	3.3%	128	1.0%
Mortgage banking income	4,474	16,615	21,088	52,973	(12,141)	(73.1)%	(31,885)	(60.2)%
Bank-owned life insurance income	573	558	1,645	1,659	15	2.7%	(14)	(0.8)%
Other non-interest income	2,527	1,708	3,554	4,705	819	48.0%	(1,151)	(24.5)%
OREO-related income	1	—	6	35	1	100.0%	(29)	(82.9)%
Banking center consolidation-related income	776	1,164	1,544	3,571	(388)	(33.3)%	(2,027)	(56.8)%
Total non-interest income	$17,358	$28,522	$53,174	$87,149	$(11,164)	(39.1)%	$(33,975)	(39.0)%

Non-interest income totaled $17.4 million for the three months ended September 30, 2022, compared to $28.5 million for the three months ended September 30, 2021. The decrease in mortgage banking income was driven by lower mortgage activity due to higher interest rates on mortgage loans and competition driving tighter gain on sale margins. Service charges and bank card fees increased a combined $0.4 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to changes in consumer behavior. Other non-interest income increased $0.8 million due to higher derivative fee income and unrealized gains on equity method investments, partially offset by market adjustments on company-owned life insurance.

Non-interest income totaled $53.2 million for the nine months ended September 30, 2022, compared to $87.1 million for the nine months ended September 30, 2021. The decrease in mortgage banking income was driven by lower mortgage activity due to higher interest rates on mortgage loans and competition driving tighter gain on sale margins. Other non-interest income decreased $1.2 million primarily due to market adjustments on company-owned life insurance and lower unrealized gains on equity method investments. Service charges and bank card fees increased a combined $1.1 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to changes in consumer behavior.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2022	2021	2022	2021	Amount	% Change	Amount	% Change
Salaries and benefits	$30,540	$32,556	$88,652	$97,518	$(2,016)	(6.2)%	$(8,866)	(9.1)%
Occupancy and equipment	8,026	6,469	21,087	19,150	1,557	24.1%	1,937	10.1%
Telecommunications and data processing	2,899	2,282	7,733	6,934	617	27.0%	799	11.5%
Marketing and business development	979	582	2,326	1,604	397	68.2%	722	45.0%
FDIC deposit insurance	508	475	1,476	1,375	33	6.9%	101	7.3%
Bank card expenses	1,409	1,457	4,075	3,931	(48)	(3.3)%	144	3.7%
Professional fees	5,810	3,251	8,110	4,642	2,559	78.7%	3,468	74.7%
Other non-interest expense	3,547	2,828	9,264	7,652	719	25.4%	1,612	21.1%
Problem asset workout	215	1,119	522	1,851	(904)	(80.8)%	(1,329)	(71.8)%
(Gain) loss on OREO sales, net	(378)	—	(648)	192	(378)	(100.0)%	(840)	>(100.0)%
Core deposit intangible asset amortization	383	295	975	887	88	29.8%	88	9.9%
Banking center consolidation-related expense	—	—	—	1,589	—	—	(1,589)	(100.0)%
Total non-interest expense	$53,938	$51,314	$143,572	$147,325	$2,624	5.1%	$(3,753)	(2.5)%

During the three and nine months ended September 30, 2022, non-interest expense increased $2.6 million, or 5.1%, and decreased $3.8 million, or 2.5%, respectively, compared to the three and nine months ended September 30, 2021. Salaries and benefits decreased primarily due to lower mortgage banking-related compensation. The three months ended September 30, 2022 included $7.0 million of non-recurring acquisition-related expenses with $4.6 million included in professional fees, $0.8 million included in salaries and benefits, $0.6 million included in telecommunications and data processing, $0.5 million included in occupancy and equipment, $0.3 million included in other non-interest expense and $0.2 million included in marketing and business development. The nine months ended September 30, 2022 included $8.3 million of non-recurring acquisition-related expenses with $5.7 million included in professional fees, $0.8 million included in salaries and benefits, $0.6 million in telecommunications and data processing, $0.5 million in occupancy and equipment, $0.5 million included in other non-interest expense and $0.2 million in marketing and business development.

Income taxes

Income tax expense totaled $4.0 million and $12.0 million for the three and nine months ended September 30, 2022, respectively. Income tax expense for the three and nine months ended September 30, 2021 was $5.0 million and $16.1 million, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was 20.1% and 18.0%, respectively, compared to 20.0% and 18.5% for the same periods in the prior year. The effective tax rate is lower than the federal statutory rate primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

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

On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash and due from banks	$255,458	$845,195
Interest bearing bank deposits	749	500
Unencumbered investment securities, at fair value	597,535	781,166
Total	$853,742	$1,626,861

Total on-balance sheet liquidity decreased $773.1 million at September 30, 2022, compared to December 31, 2021. The decrease was due to $183.6 million lower unencumbered available-for-sale and held-to-maturity securities balances and lower cash and due from banks of $589.5 million.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of September 30, 2022, $521.7 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment, market conditions, and our consumer banking strategy focusing on lower cost transaction accounts, our strategy is to replace a portion of those maturing time deposits with transaction deposits and market-rate time deposits. During 2021, the Company entered into a subordinated note purchase agreement maturing on November 15, 2031. The Company is using the net proceeds from the sale of the note for general corporate purposes. At September 30, 2022, the balance on the note, net of issuance costs totaling $0.4 million, totaled $39.6 million.

Through our relationship with the FHLB, the Bank may pledge qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. There were no investment securities pledged at September 30, 2022 or December 31, 2021. The Bank had loans pledged as collateral for FHLB advances of $1.7 billion at September 30, 2022 and $1.3 billion at December 31, 2021. FHLB advances, lines of credit and other short-term borrowing availability totaled $1.0 billion at September 30, 2022. The Bank can obtain additional liquidity through the FHLB facility, if required, and also has access to federal funds lines of credit with correspondent banks. Currently, the Company does not have any advances from the FHLB.

Our primary uses of funds are loan fundings, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses, and share repurchases. For additional information regarding our operating, investing and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Exclusive from the investing activities related to acquisitions, our primary investing activities are loan fundings and pay-offs and paydowns of loans and purchases and sales of investment securities. At September 30, 2022, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.3 billion at September 30, 2022, inclusive of pre-tax net unrealized losses of $115.2 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $97.3 million of pre-tax net unrealized losses at September 30, 2022. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of September 30, 2022, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

Capital

Under the Basel III requirements, at September 30, 2022, the Company and the Bank met all capital adequacy requirements and the Bank had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On February 24, 2021, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s stock. The remaining authorization under the program as of September 30, 2022 was $38.6 million.

On November 8, 2022, our Board of Directors declared a quarterly dividend of $0.25 per common share, payable on December 15, 2022 to shareholders of record at the close of business on November 25, 2022.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at September 30, 2022. At September 30, 2022, our asset sensitivity decreased for a rising rate environment as a result of the balance sheet mix. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2022 at the respective dates:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	September 30, 2022	December 31, 2021
200	5.40%	11.12%
100	2.79%	5.37%
(100)	(5.81)%	—
(200)	(12.96)%	—

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has emphasized the origination of longer duration loans. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 87.7% of total deposits at September 30, 2022, compared to 86.5% at December 31, 2021. We currently have no brokered time deposits.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of September 30, 2022 and December 31, 2021, we had loan commitments totaling $1.4 billion and $992.5 million, respectively, and standby letters of credit that totaled $6.2 million and $7.3 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

On September 1, 2022, the Company completed the acquisition of Rock Canyon Bank. The Company is in the process of incorporating RCB’s internal controls and procedures into its internal controls over financial reporting.

Other than mentioned above, there were no changes made in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, during the most recently completed fiscal quarter.

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

The Company has incurred and is expected to continue to incur substantial costs in connection with the mergers, including legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, and other regulatory fees and related costs. There are a large number of processes, policies, procedures, operations, technologies, and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, banking center operations, vendor management, risk management, lines of business, pricing, and benefits. While the Company has assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the Company taking charges against earnings following the completion of the mergers, the amount, and timing of which are uncertain at present.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
July 1 - July 31, 2022(1)	—	$—	—	$38,618,179
August 1 - August 31, 2022(1)	—	—	—	38,618,179
September 1 - September 30, 2022(1)	—	—	—	$38,618,179
Total	—	—	—

(1)

Represents shares purchased other than through publicly announced plans purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On February 24, 2021, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the program as of September 30, 2022 was $38.6 million.

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

Date: November 8, 2022