Form 10-K
period 2022-12-31
National Bank Holdings Corp
filed 2023-02-28
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,128,000,000 based on the closing sale price as reported on the New York Stock Exchange.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 24, 2023, NBHC had outstanding 37,608,519 shares of Class A voting common stock with $0.01 par value per share, excluding 164,870 shares of restricted Class A common stock issued but not yet vested.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2022 will be incorporated by reference into Part III of this Form 10-K.

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

●       economic, market, operational, liquidity, credit and interest rate risks associated with our business, including increased competition for deposits due to prevailing interest rates;

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

●       our ability to integrate acquisitions, such as Community Bancorporation and Bancshares of Jackson Hole Incorporated (the “2022 Mergers”), or consolidations and to achieve synergies, operating efficiencies and/or other expected benefits within expected time-frames, or at all, or within expected cost projections, and to preserve the goodwill of acquired financial institutions;

●       business disruption following the 2022 Mergers;

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

●       our ability to achieve organic loan and deposit growth and the competition for, and composition of, such growth;

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

●       the effects of tax legislation, including the potential of future changes to prevailing tax rates, or challenges to our positions;

●       our ability to realize deferred tax assets or the need for a valuation allowance, or the effects of changes in tax laws on our deferred tax assets;

●       costs and effects of changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, changes in regulation that affect the fees that we charge, the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations, reviews or other inquiries; and changes in regulations that apply to us as a Colorado state-chartered bank and a Wyoming state-chartered bank;

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

●       regulatory limitations on dividends from our bank subsidiaries;

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

PART I: FINANCIAL INFORMATION

Item 1.       BUSINESS.

Summary

National Bank Holdings Corporation ("NBHC" or the "Company") is a financial holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries, NBH Bank and Bank of Jackson Hole Trust (“the Banks”). The Company provides a variety of banking products and services to both commercial and consumer clients through a network of over 95 banking centers, as of December 31, 2022, located primarily in Colorado and the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services. As of December 31, 2022, we had $9.6 billion in assets, $7.2 billion in loans, $7.9 billion in deposits, $1.1 billion in shareholders’ equity and $0.8 billion of trust and wealth management assets under management.

NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve Bank (“FRB”) of Kansas City. We operate under the following brand names as divisions of NBH Bank: in Colorado, Community Banks of Colorado and Community Banks Mortgage; in Kansas and Missouri, Bank Midwest and Bank Midwest Mortgage; in Wyoming, Bank of Jackson Hole and Bank of Jackson Hole Mortgage; and in Texas, Utah, New Mexico and Idaho, Hillcrest Bank and Hillcrest Bank Mortgage.

Bank of Jackson Hole Trust (“BOJHT”) is a Wyoming state-chartered bank and a member of the Federal Reserve Bank of Kansas City. Our trust and wealth business currently operates under the Wyoming charter as Bank of Jackson Hole Trust and Bank of Jackson Hole Trust and Wealth Partners.

The Company continues to develop our digital solution 2UniFiSM, a national platform for providing banking services to small and medium-sized businesses, digital payment tools and financial services information management. We believe these services will address borrowings, depository and cash management needs for our clients by providing digital access to financial services, real-time information and digital payment solutions. We continue to focus on growing our core business while also innovating and building partnerships that will help us deliver a comprehensive digital financial ecosystem.

Our Acquisitions

We began banking operations in October 2010 and, as of December 31, 2022, we have completed eight bank acquisitions. We have transformed these banks into one collective banking operation with a strong capital position, organic growth, prudent underwriting, a granular and well-diversified loan portfolio and meaningful market share with continued opportunity for expansion.

Rock Canyon Bank Acquisition

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

Bank of Jackson Hole Acquisition

On October 1, 2022, the Company completed its acquisition of Bancshares of Jackson Hole, the bank holding company of Wyoming-based Bank of Jackson Hole (“BOJH”). Pursuant to the merger agreement executed in March 2022, the Company paid $51.0 million of cash consideration and issued 4,391,964 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Bancshares of Jackson Hole. The transaction was valued at $213.4 million in the aggregate, based on the Company’s closing price of $36.99 on September 30, 2022. Immediately following the closing of the acquisition, BOJH sold substantially of all its assets and liabilities to NBH Bank, with the exception of assets and liabilities related to its trust business. Effective October 1, 2022, BOJH was renamed as Bank of Jackson Hole Trust. The Bank of Jackson Hole Trust also operates under the brand Jackson Hole Trust.

All of our acquisitions were accounted for under the acquisition method of accounting, and accordingly, all assets acquired and liabilities assumed were recorded at their respective acquisition date fair values and the fair value discounts/premiums on loans are being accreted over the lives of the loans.

Our Market Area

Our core markets are broadly defined as Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho. We are the third largest banking center network among Colorado-based banks and the sixth largest banking center network in the greater Kansas City metropolitan statistical area (“MSA”) among Missouri- and Kansas-based banks ranked by deposits as of June 30, 2022 (the last date as of which data are available), according to S&P Global. Other major MSAs in which we operate include Salt Lake City, Utah; Jackson, Wyoming; Dallas-Fort Worth-Arlington, Texas; Boise City, ID and Austin-Round Rock, Texas.

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

The table below describes certain key demographic statistics regarding our markets:

							Top 3
							competitor
		# of				Median	combined
	Deposits	businesses	Population	Unemployment	Population	household	deposit
	(billions)	(thousands)	(millions)	rate(1)	growth(2)	income	market share
Denver, CO	$126.8	160.5	3.0	3.3%	16.7%	$95,551	52%
Front Range, CO(3)	170.6	> 250.0	4.8	3.3%	17.2%	92,157	51%
Kansas City, MO-KS MSA	85.8	101.4	2.2	2.7%	8.0%	76,169	45%
Austin, TX	71.0	96.2	2.4	2.9%	31.7%	91,096	50%
Dallas, TX	430.5	> 250.0	7.8	3.4%	17.9%	81,205	62%
Salt Lake City, UT	65.8	55.1	1.3	2.2%	13.9%	88,921	78%
Jackson, WY-ID	4.4	3.0	0.0	-	12.0%	93,322	74%
Boise City, ID	18.4	113.2	0.8	2.6%	25.7%	73,973	53%
U.S.(4)				3.5%	6.8%	72,465	57%

(1)	Unemployment data is as of December 31, 2022.
(2)	For the period 2012 through 2022.
(3)	Colorado Front Range is a population weighted average of the following Colorado MSAs: Denver, Boulder, Colorado Springs, Fort Collins and Greeley.
(4)	Top 3 competitor combined deposit market share based on U.S. Top 20 MSAs (determined by population).

Source: S&P Global as of December 31, 2022, except Deposits and Top 3 Competitor Combined Deposit Market Shares, which reflects data as of June 30, 2022.

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

The key components of our strategic plan are:

●	Focus on client-centered, relationship-driven banking strategy. Our business and commercial bankers focus on small- and medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services. Our business and commercial bankers are supported by treasury management teams in each of their markets, which allows us to more effectively deliver a comprehensive suite of products and services to our business clients and further deepen our banking relationships. Our consumer bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit, online and mobile banking solutions.

●	Expansion of commercial banking, business banking and specialty businesses. We have made significant investments in our commercial relationship managers, as well as developed significant capabilities across our business banking and several specialty commercial banking offerings. Our strategy is to originate a high-quality loan portfolio that is diversified across industries and granular in loan size. We have preferred lender status with the Small Business Administration (“SBA”) providing a leveraged platform for growth in the business lending segment. We believe we are well-positioned to leverage our operating and risk management infrastructure through organic growth, and we intend to continue to add or repurpose our commercial relationship managers to higher growth opportunities and markets in order to drive increased profitability.

●	Expansion through organic growth, competitive product and digital offerings. We believe that our focus on serving consumers and small- to medium-sized businesses, coupled with our competitive product offerings, trust and wealth management services offered through Bank of Jackson Hole Trust and our digital solution 2UniFiSM, will provide an expanded revenue base and new sources of fee income. We conduct regular market and competitive analysis to determine which products and services are best suited for our clients. Our teams also continue to pursue opportunities to deepen client relationships, which we believe will further increase our organic loan origination volumes and attract new transaction accounts that offer lower cost of funds and higher fee generating activity.

●	Expansion through our digital solution 2UniFiSM. We are designing a platform for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking services. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We will continue to invest with fintech solution providers to support our ecosystem buildout, support our core bank products and offerings, and to leverage efficiencies and technological solutions in our shared services areas. We believe the expansion into the digital financial ecosystem through our platform will provide an expanded revenue base, new sources of fee income and drive growth in our low cost deposit base on a national scale.

●	Continue to strengthen profitability through organic growth and operating efficiencies. We continue to utilize our comprehensive underwriting and risk management processes under one operating platform while maintaining local branding and leadership, which allows us to support growth and realize operating efficiencies throughout our enterprise. We believe that we have the infrastructure in place to support our future revenue growth without causing non-interest expenses to increase by a corresponding amount. Our growth strategy is focused on organic initiatives in order to accelerate our growth in profitability. Key priorities to strengthen profitability include the continued ramp-up of loan production, growing lower-cost core deposits, implementing additional fee-based business initiatives and further enhancing operational efficiencies, including banking center consolidations.

●	Maintain conservative risk profile and sound risk management practices. Strong risk management is an important element of our operating philosophy. We maintain a conservative risk culture with adherence to comprehensive and seasoned policies across all areas of the organization. We implement self-imposed concentration limits on our loan portfolio to ensure a granular and diverse loan portfolio and protect against downside risk to any particular industry or real estate sector. To manage credit risk and yield, we are taking careful approach to extending new credit. Our risk management approach seeks to identify, assess and mitigate risk and minimize any resulting losses. We have implemented processes to identify, measure, monitor, report and analyze the types of risk to which we are subject. We believe our risk management policies establish appropriate limitations that allow for the prudent oversight of such risks that include, but are not limited to the following: credit, liquidity, market, operational, legal and compliance, reputational, and strategic and business risk.

●	Pursue disciplined acquisitions or other expansionary opportunities. We expect that acquisitions or other expansionary opportunities can be complimentary to our growth strategy. We intend to carefully select opportunities that we believe have stable core franchises, have significant growth potential or will add asset generation capabilities or fee income streams while structuring the opportunities to limit risk. Further, we seek transactions that offer opportunities for clear financial benefits with valuations that have acceptable levels of earnings accretion, tangible book value dilution/earn-back, and internal rates of return. We seek to acquire or expand into financial services franchises in markets that exhibit attractive demographic attributes and business growth trends, and we believe that our focus on attractive markets will provide long-term opportunities for organic growth. Our main focus is on our primary markets of Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico and Idaho, including teams, asset portfolios, specialty commercial finance businesses, and whole banks. From time to time, we also consider other types of opportunities that would be expected to improve our profitability, leverage greater scale and/or leverage technology to grow our digital offerings.

We believe our strategy of strong organic growth through the retention, expansion and development of client-centered relationships and growth through selective acquisitions or other expansionary opportunities in attractive markets provides flexibility regardless of economic conditions. Our established platform for assessing, executing and integrating acquisitions creates opportunities in an economic downturn, and our attractive market factors, franchise scale in our targeted markets and our relationship-centered banking focus create opportunities in an improving economic environment. While the current inflationary environment has created operating stress for many businesses, our teams continually monitor the financial health of our clients in order to manage risk. Our strong capital and liquidity have allowed us to prudently navigate an uncertain economy, and we believe we are well positioned to continue to support our clients and communities.

Products and Services

Through NBH Bank, our primary business is to offer a full range of banking products and financial services to our commercial, business and consumer clients, who are predominantly located in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho. Through the Bank of Jackson Hole Trust, our primary business is to provide trust and wealth management services to our clients. We conduct our banking business with over 95 banking centers across our footprint as of December 31, 2022. Our distribution network also includes 129 ATMs as well as fully integrated online banking and mobile banking services. We offer a high level of personalized service to our clients through our relationship managers and banking center associates. We believe that a personalized banking relationship that includes multiple services, such as loan and deposit services, online and mobile banking solutions, treasury management products and services and trust and wealth management services, is the key to profitable and long-lasting client relationships and that our local focus and decision making provide us with a competitive advantage over banks that do not have these attributes.

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

Working capital loans generally have terms of one to three years, are usually secured by accounts receivable and inventory and carry the personal guarantees of the principals of the business. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type. In the case of owner-occupied commercial real estate loans, we are usually the primary provider of financial services for the company and/or the principals and the primary source of repayment is through the cash flows generated by the borrowers’ business operations. Owner-occupied commercial real estate loans are typically secured by a first lien mortgage on real property plus assignments of all leases related to the properties. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% or less loan-to-value (“LTV”) ratio on owner-occupied properties. As of December 31, 2022, substantially all of our commercial and industrial loans were secured.

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

Small Business Administration Loans—We offer a range of U.S. Small Business Administration, or SBA loans, to support manufacturers, distributors and service providers targeted to small businesses and entrepreneurs seeking growth capital, working capital, or other capital investments. As a Preferred Lender Provider of the SBA, we are able to expedite SBA loan approval, closing, and servicing functions through delegated authority to underwrite and approve loans on behalf of the SBA. We utilize the SBA 7(a) loan, SBA 504 loan, SBA Express loan, and CAP Line loan programs. In addition to the SBA program, we also originate U.S. Department of Agriculture and Farm Service Agency loans.

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

Deposit Products (including online and mobile banking)—We offer a variety of deposit products to our clients, including checking accounts, savings accounts, money market accounts, health savings accounts and other deposit accounts, including fixed-rate, fixed maturity time deposits ranging in terms from 30 days to five years, and individual retirement accounts. We view deposits as an important part of the overall client relationship and believe they provide opportunities to cross-sell other products and services. We intend to continue our efforts to attract lower-cost transaction deposits from our client relationships. Consumer deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our banking centers. In order to attract and retain deposits, we rely on providing competitively priced high-quality service and introducing new products and services that meet our clients' needs.

We also offer comprehensive, user-friendly mobile and online banking platforms allowing our clients to pay bills, check statements, deposit checks and transfer funds, amongst other features, online or on-the-go.

Trust and Wealth Management Services

With the acquisition of Bank of Jackson Hole Trust, the Company expanded the offerings available to clients with the addition of trust, estate and wealth management services. Our trust and wealth team rounds out the full-service offerings to provide the full spectrum of tools and support required for all our clients’ financial needs.

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

Competition

The banking landscape in our primary markets of Colorado, the greater Kansas City region, Utah, Texas, Wyoming, New Mexico and Idaho is highly competitive and quite fragmented, with many small banks having limited market share while the large out-of-state national and super-regional banks control the majority of deposits and profitable banking relationships. We compete actively with national, regional and local financial services providers, including: banks, thrifts, credit unions, mortgage companies, finance companies and financial technology (“fintech”) companies.

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

Associate Statistics

We are committed to attracting, developing, and retaining associates who reflect the communities in which we serve. Partnerships with professional associations, schools and universities imbedded within our local footprint, and the use of various technology solutions assist us in connecting and building relationships with a diverse pool of candidates. As of December 31, 2022, we employed 1,255 full-time and 67 part-time associates throughout our business footprint.

The market for top talent is highly competitive. We recognize that workforce turnover is not only financially costly, but it does not align with our commitment to our team. We believe we are best served when we can invest through meritocracy within our current talent pool. The average tenure of service of our associates is approximately six years.

Equity, Diversity and Inclusion

We strongly believe that equity, diversity and inclusion are important elements in building and sustaining a successful organization and positive, results-driven culture. Additionally, equity, diversity and inclusion helps us to connect and build better relationships within our Company and communities. As a result of our efforts:

●	64% of the Company’s workforce is female and 54% of the Company’s managerial roles are female, as of December 31, 2022.
●	Minorities represent 23% of the Company’s workforce and 21% of the Company’s managerial roles, as of December 31, 2022.

●	In 2022, we hired 426 associates, and 66% of those new associates were female and 34% were minorities.

The Company oversees its Equity, Diversity and Inclusion efforts through our broader Environmental, Social and Governance (“ESG”) Committee that is comprised of a multi-disciplinary group of associates throughout NBH Bank with oversight by the executive management team. To further our diversity goals for our workforce, the Company has also implemented programs developed to foster equality and leadership opportunities for the entire associate base, including associate peer networks, events with keynote speakers, panels and Q&A forums to enable associate feedback. Our management team also plays an integral part in championing women in business by hosting networking events, serving on panels and sponsoring relevant events that foster understanding and engagement.

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

We also encourage our associates to think about their long-term financial stability. Our associates have the opportunity to participate in our 401(k) plan, which includes contribution matches from the Company. Additionally, we offer a stock purchase plan (ESPP) to our associates which allows those who work 20 hours or more per week to purchase shares in our Company at a 10% discount.

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

SUPERVISION AND REGULATION

The U.S. banking industry is highly regulated under federal and state law. Banking laws, regulations, and policies affect the operations of the Company and its subsidiaries. Investors should understand that the primary objective of the U.S. bank regulatory regime is the protection of depositors, the Depositors Insurance Fund (“DIF”), and the banking system as a whole, not the protection of the Company’s shareholders.

As a bank holding company, we are subject to inspection, examination, supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). National Bank Holdings Corporation holds two subsidiaries, NBH Bank and Bank of Jackson Hole Trust. NBH Bank, is a Colorado state-chartered bank and a member of the Federal Reserve Bank of Kansas City. As such, NBH Bank is subject to examination, supervision and regulation by both the Colorado

Division of Banking and the Federal Reserve. Our other bank subsidiary, BOJHT, is a Wyoming state-chartered bank and a member of the Federal Reserve Bank of Kansas City. As such, BOJHT is subject to examination, supervision and regulation by both the Wyoming Division of Banking and the Federal Reserve. In addition, we expect that any additional businesses that we may invest in or acquire will be regulated by various state and/or federal banking regulators.

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

Banking statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions and make distributions or pay dividends on our equity securities. They may also require us to provide financial support to any bank that we control, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of NBH Bank, BOJHT or other depository institutions we control.

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

The BHCA generally prohibits a bank holding company from engaging, directly or indirectly, in activities other than banking or managing or controlling banks, except for activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In 2021, the Company elected to be treated as a financial holding company pursuant to Section 4(l) of the BHCA. As a financial holding company, the Company is authorized to engage in a broader set of financial activities than a bank holding company that has not elected to be a treated as a financial holding company, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve and the U.S. Treasury to be financial in nature or incidental to such financial activity. Financial holding companies may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities.

Maintaining our financial holding company status requires that the Company and our bank subsidiaries, remain “well-capitalized” and “well-managed” as defined by regulation and that our bank subsidiaries maintain at least a “satisfactory” rating under the CRA. If we or our bank subsidiaries fail to continue to meet these requirements, we could be subject to restrictions on new activities and acquisitions, and/or be required to cease and possibly divest operations that conduct activities that are not permissible for a bank holding company that does not also qualify as a financial holding company.

Subsidiaries as State-Chartered Banks

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

Bank of Jackson Hole Trust as a Wyoming State-Chartered Bank

Our bank subsidiary, Bank of Jackson Hole Trust, is a Wyoming state-chartered bank and also a member of the Federal Reserve Bank of Kansas City. As such, BOJHT is subject to examination, supervision and regulation by both the Wyoming Division of Banking and the Federal Reserve. BOJHT’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) through the DIF, in the manner and to the extent provided by law. As an insured bank, BOJHT is subject to the provisions of the Federal Deposit Insurance Act, as amended (the “FDI Act”), and the FDIC’s implementing regulations thereunder, and may also be subject to supervision and examination by the FDIC under certain circumstances. BOJHT is subject to the FDICIA requirements discussed above, however, during the year of acquisition the Company has elected to exclude them from the assessment. As of January 1, 2023, BOJHT is included in the FDICIA assessment.

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

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company, its subsidiaries and their respective officers, directors and institution-affiliated parties to the remedies described above and other sanctions. In addition, the FDIC could terminate NBH Bank’s or Bank of Jackson Hole Trust’s deposit insurance if it determined that the Banks’ financial condition was unsafe or unsound or that the banks engaged in unsafe or unsound practices or violated an applicable rule, regulation, order or condition enacted or imposed by the banks’ regulators.

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

The capital rules require banks and bank holding companies to maintain a minimum common equity tier 1 capital ratio of 4.5%, a total tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. Additionally, banks and bank holding companies are required to hold a capital conservation buffer of common equity tier 1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments.

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

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. The EGRRCPA directed the federal banking agencies to develop a “Community Bank Leverage Ratio”, calculated by dividing tangible equity capital by average consolidated total assets. In October 2019, the federal banking agencies adopted a Community Bank Leverage Ratio of 9%. If a “qualified community bank”, generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then the institution is considered to have met all generally applicable leverage and risk based capital requirements, the capital ratio requirements for “well capitalized” status under the prompt corrective action rules and any other leverage or capital requirements to which it is subject. At this time the Company, NBH Bank and BOJHT have not elected to apply this regime.

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

The Dodd-Frank Act codified the requirement that holding companies, like the Company, serve as a source of financial strength for their subsidiary depository institutions, by providing financial assistance to its insured depository institution subsidiaries in the event of financial distress. Under the source of strength doctrine, the Company could be required to provide financial assistance to the Banks should it experience financial distress.

In addition, capital loans by us to the Banks will be subordinate in right of payment to deposits and certain other indebtedness of the Banks. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Dividend Restrictions

The Company is a legal entity separate and distinct from its subsidiaries. Because the Company’s consolidated net income consists largely of the net income of NBH Bank and BOJHT, the Company’s ability to pay dividends depends upon its receipt of dividends from its subsidiaries. The ability of a bank to pay dividends and make other distributions is limited by federal and state law. The specific limits depend on a number of factors, including the banks’ type of charter, recent earnings, recent dividends, level of capital and regulatory status. As a member of the Federal Reserve System and state-chartered banks, NBH Bank and BOJHT are subject to Regulation H and limitations under state law with respect to the payment of dividends. Non-bank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. State member banks, such as NBH Bank and BOJHT, may not declare or pay a cash dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the Banks’ net income during the current calendar year and the retained net income of the prior two calendar years, unless approved by the Federal Reserve.

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

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions (generally referred to as “Covered Transactions”) between a bank and its non-bank affiliates. Covered Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the banks, and Covered Transactions with all affiliates may not exceed, in the aggregate, 20% of the banks’ capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses (“ACL”) excluded from tier 2 capital. The banks’ transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with Covered Transactions that are extensions of credit, the banks may be required to hold collateral to provide added security to the banks, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are Covered Transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding Covered Transactions must be satisfied. As of December 31, 2022, the Company did not have any outstanding Covered Transactions.

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

The Consumer Financial Protection Bureau (the “CFPB”) has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks. The CFPB is authorized to issue rules for both bank and nonbank companies that offer consumer financial products and services, subject to consultation with the prudential banking regulators. In general, however, banks with assets of $10 billion or less, will continue to be examined for consumer compliance by their primary bank regulator. At this time, NBH Bank is not subject to supervision by the CFPB but it will be if our assets grow above $10 billion.

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

The Community Reinvestment Act

The CRA is intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the banks’ record in meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. Failure to adequately meet these criteria could impose additional requirements and limitations on us. Additionally, we must publicly disclose the terms of various CRA-related agreements. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.

When we apply for regulatory approval to make certain investments, the regulators will consider the CRA record of the target institution and our depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application.

Reserve Requirements

Pursuant to regulations of the Federal Reserve, all banks are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a FRB.

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

On October 17, 2022, the FDIC issued a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The assessment rate schedules under this final rule will remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds two percent. Although the FDIC insurance expense will increase as a result of this ruling, the Company does not expect the increase to have a material impact on its financial statements.

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

Our business and operations are sensitive to general business and economic conditions in the United States and in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico, and Idaho. If the economies in our core markets, or the U.S. economy more generally, experience worsening economic conditions, including industry-specific conditions, we could be materially and adversely affected. Weak economic conditions may be characterized by inflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines, lower home sales and commercial activity, further or prolonged pressure on energy prices, high unemployment, and the economic effects of natural disasters, severe weather conditions, health emergencies or pandemics (such as COVID-19), cyberattacks, outbreaks of hostilities, terrorism or other geopolitical instabilities. All of these factors would be detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us.

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

The execution of our strategy depends in large part on the skills of our executive management team and our ability to motivate and retain these and other key personnel, including key personnel added through mergers and acquisitions. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. Our success also depends on the experience of our banking center managers and relationship managers and on their relationships with the clients and communities they serve. The loss of these key personnel could negatively impact our banking operations. Surges in illnesses, including but not limited to COVID-19 cases, may increase the risk of maintaining adequate staffing in our banking centers and other key areas.

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

We hold an amount of OREO from time to time, which may lead to volatility in operating expenses and vulnerability to declines in real property values.

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

The London Interbank Offered Rate (“LIBOR”) is a short-term interest rate used as a pricing reference for certain loans, derivatives and other financial instruments. On June 30, 2023, LIBOR will cease to be published. Our internal working group began indexing new retail adjustable rate mortgages to Secured Overnight Financing Rate (“SOFR”) in the third quarter of 2020 and are addressing LIBOR-based commercial loans, including adhering to the ISDA IBOR Fallbacks Protocol as needed. We stopped originating LIBOR-based products in the fourth quarter of 2021 and are using substitute interest rates such as Prime and SOFR. While many of our client relationships still involve products based on LIBOR, we are working to correctly transition these products to substitute interest rates with as little impact to our clients as possible. While we believe we have prepared as much as possible for the transition from LIBOR, there can be no assurances that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that may have an unpredictable impact on contractual mechanics (including, but not limited to, interest rates to be paid to or by us), which may also result in adversely affecting our financial condition or results of operations. In addition, such transition may result in litigation with counterparties impacted by the transition as well as increased regulatory scrutiny and other adverse consequences.

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

The value of our mortgage and Small Business Administration servicing rights can decline during periods of falling interest rates, and we may be required to take a charge against earnings for the decreased value.

A mortgage servicing right (“MSR”) is the right to service a mortgage loan for a fee. A Small Business Administration servicing right is the right to service loans sold for a fee. We capitalize servicing rights when we originate mortgage or SBA loans and retain the servicing rights after we sell the loans. We carry servicing rights at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our servicing rights can decrease. Each quarter we evaluate our servicing rights for impairment based on the difference between the carrying amount and fair value, and, if a temporary impairment exists, we establish a valuation allowance through a charge that negatively affects our earnings.

We may be required to repurchase mortgage loans or reimburse investors and others as a result of breaches in contractual representations and warranties.

We sell residential mortgage loans to various parties, including GSEs and other financial institutions that purchase mortgage loans for investment or private label securitization. The agreements under which we sell mortgage loans and the insurance or guaranty agreements with the FHA and VA contain various representations and warranties regarding the origination and characteristics of the mortgage loans, including ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, fraudulent documentation and compliance with applicable origination laws. If any of these items prove defective or insufficient, we may be required to repurchase mortgage loans, indemnify the investor or insurer, or reimburse the investor or insurer for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 90 days or less) after we receive notice of the breach. Contracts for mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. Similarly, the agreements under which we sell mortgage loans require us to deliver various documents to the investor, and we may be obligated to repurchase any mortgage loan as to which the required documents are not delivered or are defective. We establish a mortgage repurchase liability related to the various representations and warranties that reflect management's estimate of losses for loans which we have a repurchase obligation. Our mortgage repurchase liability represents management's best estimate of the probable loss that we may expect to incur for the representations and warranties in the contractual provisions of our sales of mortgage loans. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. If economic conditions and the housing market deteriorate or future investor repurchase demand and our success at appealing repurchase requests differ from past experience, we could experience increased repurchase obligations and increased loss severity on repurchases, requiring additions to the repurchase liability.

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

We sell a majority of the mortgage loans that we originate. The sale of these loans generates non-interest income and can be a source of liquidity for the Banks. Disruption in the secondary market for residential mortgage loans as well as declines in real estate values could result in one or more of the following:

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
●

increased compliance requirements, including with respect to the CARES Act, could result in higher compliance costs, higher foreclosure proceedings or lower loan origination volume, all which could negatively impact future earnings; and

Increases in prevailing interest rates have caused and may continue to cause declines in mortgage originations including declines in mortgage refinance activity, which have impacted and may continue to negatively impact our earnings. Mortgage interest rates are influenced by many elements including inflation, monetary policy set by the Federal Reserve and macro-economic factors. A prolonged period of rising interest rates may result in changes in consumer spending, borrowing and savings habits. Such conditions could have adverse effects on our ability to originate mortgage loans due to reduced consumer demand, increased pressure from competing lenders and increased costs, which could impact earnings in the form of reduced interest from fewer mortgages, reduced fees from loan sales and tighter net interest margins.

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

●	implement and scale our 2UniFiSM platform and other new technologies;
●	integrate our acquisitions and develop consistent policies throughout the various lines of businesses;
●	attract and retain the client base; and
●	attract and retain management talent.

We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with new banking centers, banks and growth of our client base through our digital banking strategy and our trust and wealth management business. Thus, our growth strategy may divert management from our existing franchises and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage and grow our financial services franchise, we could be materially and adversely affected. In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

We face increased risk of claims and litigation relating to our fiduciary responsibilities in connection with our trust and wealth management business.

Services we provide in connection with our trust and wealth management business may require us to act as fiduciaries for our clients and others. Third parties or government agencies may assert claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

New technology-driven products and services are rapidly being introduced throughout the financial services industry, often through fintech companies. We have made and will continue to make investments in and also partner with third party fintech companies in connection with our digital growth strategy and the digital solution, 2UniFiSM. Our investments may include companies that may be unseasoned, unprofitable or have no established operating histories or earnings and may lack technical, marketing, financial and other resources and are therefore more vulnerable to financial failure. The innovations these companies develop for utilization by 2UniFiSM, may prove more difficult to successfully integrate into our existing operations. We may be required to employ and maintain qualified personnel and as our business expands into new and expanding markets, and we may be required to install additional operational and control systems to manage fraud, operational, legal and compliance risks. Any failure to successfully manage this integration may adversely affect our timeline for our digital strategy, future financial condition and results of operations. Additionally, any adverse regulatory treatment of the companies and technologies we have invested in, may impact our digital growth and our ability to satisfy our clients’ demands for digital offerings in the 2UniFiSM ecosystem.

Our acquisitions generally will require regulatory approvals, and failure to obtain them would restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of financial services franchises. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, including the Federal Reserve, the Colorado Division of Banking and the Wyoming Division of Banking. In acting on applications, our banking regulators consider, among other factors:

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

The Federal Reserve may require us to commit capital resources to support our subsidiary banks.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

None

Item 2.       PROPERTIES.

Our principal executive offices are located in the Denver Tech Center area immediately south of Denver, Colorado and cover approximately 47,000 square feet. We also have approximately 57,000 square feet of office and operations space in Kansas City, Missouri. At December 31, 2022, we operated 38 banking centers in Colorado, 34 in Kansas and Missouri, nine in Wyoming, eight in Utah, two in Texas, four in New Mexico and three in Idaho. Of these banking centers, 69 were owned and 29 locations were leased.

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

Item 4.       MINE SAFETY DISCLOSURES.

None.

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Shares of the Company’s common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “NBHC”. The Company had 231 shareholders of record as of February 24, 2023. Management estimates that the number of beneficial owners is significantly greater.

Performance Graph

The following graph presents a comparison of the Company’s performance to the indices named below. It assumes $100 invested on December 31, 2017, with dividends invested on a total return basis.

Total Return Performance
Index Value
190
185
180
175
170
165
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
85
80
75
70
NBHC
KBW Regional Banking Index
Russell 2000 Index
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
NBHC	100.00	96.57	112.55	107.53	147.37	144.19
KBW Regional Banking Index	100.00	82.51	102.20	93.33	127.53	118.71
Russell 2000 Index	100.00	88.97	111.65	133.90	153.70	122.25

The following table sets forth information about our repurchases of our common stock during the fourth quarter of 2022:

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
October 1 - October 31, 2022(1)	5,484	$40.79	—	$38,618,179
November 1 - November 30, 2022(1)	1,481	48.65	—	38,618,179
December 1 - December 31, 2022(1)	2,373	43.48	—	$38,618,179
Total	9,338	42.72	—

(1)

Represents shares purchased other than through publicly announced plans purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On February 24, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $75.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the program as of December 31, 2022 was $38.6 million.

Securities Authorized for Issuance under Equity Compensation Plans

During the second quarter of 2014, shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons. As of December 31, 2022, the aggregate number of Company common stock available for issuance under the 2014 Plan was 3,608,461 shares.

During the second quarter of 2015, shareholders approved the Company’s 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to purchase shares of common stock up to a limit of $25,000 per calendar year or 2,000 shares per offering period. The price an employee pays for shares is 90% of the fair market value of Company common stock on the last day of the offering period. As of December 31, 2022, the aggregate number of Company common stock available for issuance under the ESPP was 262,482 shares.

See note 17 to the consolidated financial statements for further detail related to these equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity plans approved by security holders	717,088	$29.79	3,870,943
Equity plans not approved by security holders	—	—	—
Total	717,088	$29.79	3,870,943

Item 6.       SELECTED FINANCIAL DATA.

The following table sets forth a summary of selected historical financial information derived from our audited consolidated financial statements as of and for the five years ended December 31, 2022. This information should be read together with the related notes thereto as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Such information is not necessarily indicative of anticipated future results. All amounts are presented in thousands, except share and per share data, or as otherwise noted.

Summary of Selected Historical Consolidated Financial Data

Consolidated Statements of Financial Condition Data:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018
Cash and cash equivalents	$195,505	$845,695	$605,565	$110,190	$109,556
Investment securities available-for-sale (at fair value)	706,289	691,847	661,955	638,249	791,102
Investment securities held-to-maturity	651,527	609,012	376,615	182,884	235,398
Non-marketable securities	89,049	50,740	17,260	29,751	27,555
Loans (1)	7,220,469	4,513,383	4,353,726	4,415,406	4,092,308
Allowance for credit losses	(89,553)	(49,694)	(59,777)	(39,064)	(35,692)
Loans, net	7,130,916	4,463,689	4,293,949	4,376,342	4,056,616
Loans held for sale	22,767	139,142	247,813	117,444	48,120
Other real estate owned	3,731	7,005	4,730	7,300	10,596
Premises and equipment, net	136,111	96,747	106,982	112,151	109,986
Goodwill and other intangible assets, net	339,019	127,349	132,955	126,388	128,497
Other assets	298,329	182,785	212,126	194,813	159,240
Total assets	$9,573,243	$7,214,011	$6,659,950	$5,895,512	$5,676,666
Deposits	$7,872,626	$6,228,173	$5,676,232	$4,737,132	$4,535,621
Long-term debt, net	53,890	39,478	—	—	—
Other liabilities	554,525	106,254	163,027	391,460	446,039
Total liabilities	8,481,041	6,373,905	5,839,259	5,128,592	4,981,660
Total shareholders’ equity	1,092,202	840,106	820,691	766,920	695,006
Total liabilities and shareholders’ equity	$9,573,243	$7,214,011	$6,659,950	$5,895,512	$5,676,666

(1)	Total loans are net of unearned discounts and deferred fees and costs.

Consolidated Statements of Operations Data:

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018
Interest income	$284,688	$200,965	$218,002	$242,601	$221,391
Interest expense	17,853	13,821	25,056	36,771	23,954
Net interest income	266,835	187,144	192,946	205,830	197,437
Provision expense (release) for credit losses	36,729	(9,293)	17,630	11,643	5,197
Net interest income after provision for credit losses	230,106	196,437	175,316	194,187	192,240
Non-interest income	67,312	110,364	140,258	82,752	70,775
Non-interest expense	211,234	191,830	206,177	180,745	189,334
Income before income taxes	86,184	114,971	109,397	96,194	73,681
Income tax expense	14,910	21,365	20,806	15,829	12,230
Net income	$71,274	$93,606	$88,591	$80,365	$61,451
Share Information:
Earnings per share, basic	$2.20	$3.04	$2.87	$2.57	$2.00
Earnings per share, diluted	2.18	3.01	2.85	2.55	1.95
Dividends paid	0.94	0.87	0.80	0.75	0.54
Book value per share	29.04	28.04	26.79	24.60	22.59
Tangible common book value per share(1)	20.63	24.33	23.09	20.89	18.77
Total shareholders' equity to total assets	11.41%	11.65%	12.32%	13.01%	12.24%
Tangible common equity to tangible assets(1)	8.38%	10.26%	10.80%	11.27%	10.39%
Weighted average common shares outstanding, basic	32,360,005	30,727,566	30,857,086	31,175,825	30,748,234
Weighted average common shares outstanding, diluted	32,680,932	31,068,159	31,075,857	31,530,817	31,430,074
Common shares outstanding	37,608,519	29,958,764	30,634,291	31,176,627	30,769,063

(1)

Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. We believe that the most directly comparable GAAP financial measures are book value per share and total shareholders’ equity to total assets. See the reconciliation under “About Non-GAAP Financial Measures.”

Key Metrics

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018
Return on average assets	0.91%	1.33%	1.40%	1.38%	1.10%
Return on average tangible assets(1)	0.95%	1.37%	1.44%	1.42%	1.15%
Return on average tangible assets, adjusted(1)(2)	1.32%	1.37%	1.44%	1.42%	1.26%
Return on average equity	7.88%	11.06%	11.24%	10.89%	9.28%
Return on average tangible common equity(1)	9.91%	12.87%	13.27%	13.07%	11.60%
Return on average tangible common equity, adjusted(1)(2)	13.75%	12.87%	13.27%	13.07%	12.76%
Loan to deposit ratio (end of period)(9)	91.72%	72.47%	76.70%	93.21%	90.23%
Non-interest bearing deposits to total deposits (end of period)	39.82%	40.24%	37.19%	25.01%	23.64%
Net interest margin(3)	3.65%	2.87%	3.33%	3.83%	3.85%
Net interest margin FTE(1)(3)(4)	3.73%	2.95%	3.42%	3.93%	3.93%
Interest rate spread FTE(1)(4)(5)	3.54%	2.79%	3.21%	3.65%	3.77%
Yield on earning assets(6)	3.90%	3.08%	3.76%	4.52%	4.31%
Yield on earning assets FTE(1)(4)(6)	3.97%	3.16%	3.85%	4.61%	4.40%
Cost of interest bearing liabilities	0.43%	0.37%	0.64%	0.96%	0.63%
Cost of deposits	0.22%	0.23%	0.45%	0.64%	0.45%
Non-interest income to total revenue FTE(4)	19.82%	36.46%	41.46%	28.18%	25.95%
Non-interest expense to average assets	2.70%	2.73%	3.26%	3.10%	3.38%
Efficiency ratio	63.22%	64.48%	61.88%	62.63%	70.59%
Efficiency ratio FTE(1)(4)	62.19%	63.38%	60.94%	61.55%	69.43%
Efficiency ratio FTE, adjusted(1)(2)(4)	57.07%	62.99%	60.59%	61.15%	68.64%
Pre-provision net revenue	$122,913	$105,678	$127,027	$107,837	$78,878
Pre-provision net revenue FTE(1)(4)	128,425	110,839	132,130	112,902	83,360
Pre-provision net revenue FTE adjusted for acquisition-related expense(1)(2)(4)	143,492	110,839	132,130	112,902	83,360

Total Loans Asset Quality Data(7)(8)(9)
Non-performing loans to total loans	0.23%	0.24%	0.47%	0.49%	0.60%
Non-performing assets to total loans and OREO	0.28%	0.39%	0.58%	0.66%	0.85%
Allowance for credit losses to total loans	1.24%	1.10%	1.37%	0.88%	0.87%
Allowance for credit losses to non-performing loans	542.35%	458.77%	293.21%	179.62%	145.94%
Net charge-offs to average loans	0.03%	0.03%	0.06%	0.19%	0.02%

(1)	Ratio represents a non-GAAP financial measure. See non-GAAP reconciliation below.
(2)	Ratios are adjusted for acquisition-related expenses. See non-GAAP reconciliation below.
(3)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(4)

Presented on a fully taxable equivalent (“FTE”) basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $5,512, $5,161, $5,103, $5,065 and $4,482 for the years ended 2022, 2021, 2020, 2019 and 2018, respectively.

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

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “average tangible assets,” “return on average tangible assets,” “tangible common equity,” “tangible common equity to tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity to tangible assets,” “tangible common book value, excluding accumulated other comprehensive loss, net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss, net of tax,” “adjusted non-interest expense,” “non-interest expense to average assets, adjusted,” “adjusted net income,” “adjusted net income excluding core deposit intangible amortization expense, after tax,” “adjusted earnings per share - diluted,” “adjusted return on average tangible assets,” “adjusted return on average tangible common equity,” “non-interest expense adjusted for CDI asset amortization and acquisition-related expenses,” “non-interest expense adjusted for acquisition-related expenses,” “efficiency ratio adjusted for CDI and WMI amortization and acquisition-related expenses,” “pre-provision net revenue,” “pre-provision net revenue adjusted for acquisition-related expenses,” “tangible common book value, excluding accumulated other comprehensive loss (income), net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss (income), net of tax,” “adjusted net income excluding CDI amortization expense, after tax,” “net income adjusted for the impact of CDI and WMI amortization expense and acquisition-related expenses, after tax,” “net income excluding the impact of CDI and WMI amortization expense, after tax,” and “fully taxable equivalent” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018
Total shareholders' equity	$1,092,202	$840,106	$820,691	$766,920	$695,006
Less: goodwill, core deposit (“CDI”) and wealth management (“WMI”) intangible assets, net	(327,191)	(121,392)	(122,575)	(123,758)	(124,941)
Add: deferred tax liability related to goodwill	10,984	10,070	9,155	8,241	7,327
Tangible common equity (non-GAAP)	$775,995	$728,784	$707,271	$651,403	$577,392

Total assets	$9,573,243	$7,214,011	$6,659,950	$5,895,512	$5,676,666
Less: goodwill, CDI and WMI assets, net	(327,191)	(121,392)	(122,575)	(123,758)	(124,941)
Add: deferred tax liability related to goodwill	10,984	10,070	9,155	8,241	7,327
Tangible assets (non-GAAP)	$9,257,036	$7,102,689	$6,546,530	$5,779,995	$5,559,052

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.41%	11.65%	12.32%	13.01%	12.24%
Less: impact of goodwill, CDI and WMI assets, net	(3.03)%	(1.39)%	(1.52)%	(1.74)%	(1.85)%
Tangible common equity to tangible assets (non-GAAP)	8.38%	10.26%	10.80%	11.27%	10.39%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$775,995	$728,784	$707,271	$651,403	$577,392
Divided by: ending shares outstanding	37,608,519	29,958,764	30,634,291	31,176,627	30,769,063
Tangible common book value per share (non-GAAP)	$20.63	$24.33	$23.09	$20.89	$18.77

Tangible common book value per share, excluding accumulated other comprehensive income calculations:
Tangible common equity (non-GAAP)	$775,995	$728,784	$707,271	$651,403	$577,392
Accumulated other comprehensive loss (income), net of tax	88,204	6,963	(9,766)	(2,062)	11,275
Tangible common book value, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	864,199	735,747	697,505	649,341	588,667
Divided by: ending shares outstanding	37,608,519	29,958,764	30,634,291	31,176,627	30,769,063
Tangible common book value per share, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	$22.98	$24.56	$22.77	$20.83	$19.13

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018
Net income	$71,274	$93,606	$88,591	$80,365	$61,451
Add: impact of CDI and WMI amortization expense, after tax	1,799	909	910	899	1,649
Net income excluding the impact of CDI and WMI amortization expense, after tax (non-GAAP)	$73,073	$94,515	$89,501	$81,264	$63,100

Net income excluding the impact of CDI and WMI amortization expense, after tax	$73,073	$94,515	$89,501	$81,264	$63,100
Add: acquisition-related adjustments, after tax (non-GAAP)(1)	28,303	—	—	—	6,321
Net income adjusted for the impact of CDI and WMI amortization expense and acquisition-related expenses, after tax (non-GAAP)(1)	$101,376	$94,515	$89,501	$81,264	$69,421

Average assets	$7,829,792	$7,020,111	$6,326,268	$5,837,121	$5,607,532
Less: average goodwill, CDI and WMI assets, net of deferred tax liability related to goodwill	(166,857)	(111,944)	(114,031)	(116,104)	(118,546)
Average tangible assets (non-GAAP)	$7,662,935	$6,908,167	$6,212,237	$5,721,017	$5,488,986

Average shareholders' equity	$904,381	$846,539	$788,286	$737,923	$662,420
Less: average goodwill, CDI and WMI assets, net of deferred tax liability related to goodwill	(166,857)	(111,944)	(114,031)	(116,104)	(118,546)
Average tangible common equity (non-GAAP)	$737,524	$734,595	$674,255	$621,819	$543,874

Return on average assets	0.91%	1.33%	1.40%	1.38%	1.10%
Return on average tangible assets (non-GAAP)	0.95%	1.37%	1.44%	1.42%	1.15%
Adjusted return on average tangible assets (non-GAAP)	1.32%	1.37%	1.44%	1.42%	1.26%
Return on average equity	7.88%	11.06%	11.24%	10.89%	9.28%
Return on average tangible common equity (non-GAAP)	9.91%	12.87%	13.27%	13.07%	11.60%
Adjusted return on average tangible common equity (non-GAAP)	13.75%	12.87%	13.27%	13.07%	12.76%

(1) Acquisition-related adjustments:
Provision expense adjustments:
CECL day 1 provision expense (non-GAAP)	$21,706	$—	$—	$—	$—
Non-interest expense adjustments:
Acquisition-related expenses (non-GAAP)	15,067	—	—	—	7,957
Acquisition-related adjustments before tax (non-GAAP)	36,773	—	—	—	7,957
Tax expense impact	(8,470)	—	—	—	(1,636)
Acquisition-related adjustments, after tax (non-GAAP)	$28,303	$—	$—	$—	$6,321

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018
Interest income	$284,688	$200,965	$218,002	$242,601	$221,391
Add: impact of taxable equivalent adjustment	5,512	5,161	5,103	5,065	4,482
Interest income FTE (non-GAAP)	$290,200	$206,126	$223,105	$247,666	$225,873

Net interest income	$266,835	$187,144	$192,946	$205,830	$197,437
Add: impact of taxable equivalent adjustment	5,512	5,161	5,103	5,065	4,482
Net interest income FTE (non-GAAP)	$272,347	$192,305	$198,049	$210,895	$201,919

Average earning assets	$7,308,753	$6,521,300	$5,795,864	$5,368,073	$5,131,694
Yield on earning assets	3.90%	3.08%	3.76%	4.52%	4.31%
Yield on earning assets FTE (non-GAAP)	3.97%	3.16%	3.85%	4.61%	4.40%
Net interest margin	3.65%	2.87%	3.33%	3.83%	3.85%
Net interest margin FTE (non-GAAP)	3.73%	2.95%	3.42%	3.93%	3.93%

Efficiency Ratio and Pre-provision Net Revenue

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018
Net interest income	$266,835	$187,144	$192,946	$205,830	$197,437
Add: impact of taxable equivalent adjustment	5,512	5,161	5,103	5,065	4,482
Net interest income FTE (non-GAAP)	$272,347	$192,305	$198,049	$210,895	$201,919

Non-interest income	$67,312	$110,364	$140,258	$82,752	$70,775

Non-interest expense	$211,234	$191,830	$206,177	$180,745	$189,334
Less: CDI and WMI asset amortization	(2,338)	(1,183)	(1,183)	(1,183)	(2,170)
Less: acquisition-related expenses (non-GAAP)	(15,067)	—	—	—	—
Non-interest expense adjusted for CDI and WMI asset amortization and acquisition-related expenses (non-GAAP)	$193,829	$190,647	$204,994	$179,562	$187,164

Non-interest expense	$211,234	$191,830	$206,177	$180,745	$189,334
Less: acquisition-related expenses (non-GAAP)	(15,067)	—	—	—	—
Non-interest expense, adjusted for impact of CDI and WMI amortization expense and acquisition-related expenses (non-GAAP)	$196,167	$191,830	$206,177	$180,745	$189,334

Efficiency ratio	63.22%	64.48%	61.88%	62.63%	70.59%
Efficiency ratio FTE (non-GAAP)	62.19%	63.38%	60.94%	61.55%	69.43%
Efficiency ratio adjusted for CDI and WMI amortization and acquisition-related expenses FTE (non-GAAP)	57.07%	62.99%	60.59%	61.15%	68.64%

Pre-provision net revenue (non-GAAP)	$122,913	$105,678	$127,027	$107,837	$78,878
Pre-provision net revenue, FTE (non-GAAP)	128,425	110,839	132,130	112,902	83,360
Pre-provision net revenue FTE, adjusted for acquisition-related expenses (non-GAAP)	143,492	110,839	132,130	112,902	83,360

Adjusted Net Income and Earnings Per Share

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018
Adjustments to net income:
Net income	$71,274	$93,606	$88,591	$80,365	$61,451
Add: Acquisition-related adjustments, after tax (non-GAAP)	28,303	—	—	—	6,321
Adjusted net income (non-GAAP)	$99,577	$93,606	$88,591	$80,365	$67,772

Adjustments to earnings per share:
Earnings per share - diluted	$2.18	$3.01	$2.85	$2.55	$1.95
Add: Acquisition-related adjustments, after tax (non-GAAP)	0.87	—	—	—	0.21
Adjusted earnings per share - diluted (non-GAAP)	$3.05	$3.01	$2.85	$2.55	$2.16

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the years ended December 31, 2022, 2021, and 2020, and with the other financial and statistical data presented in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and should be read herewith.

Management’s discussion focuses on 2022 results compared to 2021. For a discussion of 2021 results compared to 2020, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We are executing on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as our ongoing investment in digital solutions and strategic acquisitions, position us well for growth opportunities. As of December 31, 2022, we had $9.6 billion in assets, $7.2 billion in loans, $7.9 billion in deposits, $1.1 billion in equity and $0.8 billion in assets under management in our trust and wealth management business.

Operating Highlights and Key Challenges

On September 1, 2022, the Company completed its acquisition of Community Bancorporation, the holding company for Rock Canyon Bank (“RCB”), headquartered in Provo, Utah. At the close of the acquisition, the Company acquired seven banking centers in the greater Salt Lake City region. The acquisition added $832.2 million in total assets, $537.7 million in loans and $734.5 million in deposits as of September 1, 2022. The merger consideration totaled $140.4 million and consisted of $124.3 million in Company stock and $16.1 million in cash. All core operating systems were converted during the fourth quarter of 2022.

On October 1, 2022, the Company completed its acquisition of Bancshares of Jackson Hole Incorporated, the holding company for Bank of Jackson Hole (“BOJH”), with operations in Jackson Hole, Wyoming and Idaho. At the close of the acquisition, the Company acquired 12 banking centers. As of October 1, 2022, the acquisition added $1.5 billion in total assets, $1.2 billion in loans and $1.4 billion in deposits and an attractive Wyoming-based trust and wealth management business with $0.8 billion in assets under management. The merger consideration totaled $213.4 million and consisted of $162.5 million in Company stock and $51.0 million in cash. All core operating systems were converted in December of 2022.

Profitability and returns

●

Net income totaled $71.3 million, or $2.18 per diluted share, for the year ended December 31, 2022, compared to net income of $93.6 million, or $3.01 per diluted share, for the year ended December 31, 2021. Adjusting for $36.8 million of non-recurring acquisition-related expenses, including CECL Day 1 provision expense totaling $21.7 million, net income totaled $99.6 million, or $3.05 per diluted share, for the year ended December 31, 2022.

●

The return on average tangible assets was 0.95% for 2022, compared to 1.37% for 2021. Adjusting for non-recurring acquisition-related expenses, the return on average tangible assets for the year ended December 31, 2022 was 1.32%.

●

The return on average tangible common equity was 9.91% for 2022, compared to 12.87% for 2021. Adjusting for non-recurring acquisition-related expenses, the return on average tangible common equity for the year ended December 31, 2022 was 13.75%.

Strategic execution

●

Completed the acquisition of RCB on September 1, 2022, further expanding our presence in the Salt Lake City region. Additionally, the Company became the #1 SBA lender by loan volume in the state of Utah.

●	Completed the acquisition of BOJH on October 1, 2022, located in the fast-growing Wyoming and Boise markets, adding a favorable Wyoming-domiciled trust business.
●

Continued to invest in digital solutions for our clients through our financial eco-system, 2UniFiSM, for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking services.

●

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 10% or less of total loans and all concentration levels remain well below our self-imposed limits.

Loan portfolio

●	Excluding the newly acquired loans, loans increased $1.0 billion or 21.7% led by originated commercial loan growth of $629.0 million.
●

New loan fundings during 2022 totaled a record $2.0 billion, led by commercial loan fundings of $1.2 billion. The RCB acquisition added loans totaling $537.7 million on September 1, 2022, and the BOJH acquisition added loans totaling $1.2 billion on October 1, 2022.

●	Loans outstanding totaled a record $7.2 billion, increasing $2.7 billion, or 60.0%, from the prior year.

Credit quality

●	Allowance for credit losses totaled 1.24% of total loans at December 31, 2022, compared to 1.10% at December 31, 2021.
●

The Company recorded an increase in the allowance for credit losses of $39.9 million for the year ended December 31, 2022, which included $27.4 million from the RCB and BOJH loan portfolios. The remainder of the provision expense was driven by record loan growth and higher allowance requirements from changes in the CECL model’s underlying macro-economic forecast.

●	Net charge-offs of $1.8 million and $1.3 million were recorded during 2022 and 2021, respectively. Net charge-offs to average total loans totaled 0.03% and 0.03% for 2022 and 2021, respectively.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual troubled debt restructured loans) decreased to 0.23% of total loans at December 31, 2022, compared to 0.24% at December 31, 2021. Non-performing assets to total loans and OREO decreased 11 basis points to 0.28% at December 31, 2022.

Client deposit funded balance sheet

.9
●	Average transaction deposits for the fourth quarter of 2022 totaled $7.1 billion, increasing 33.6%, compared to $5.3 billion for the same period in the prior year.
●	Average total deposits for the fourth quarter of 2022 totaled $8.0 billion, increasing 29.6%, compared to $6.2 billion for the same period in the prior year.
●

The mix of transaction deposits to total deposits improved 240 basis points to 88.9% at December 31, 2022, from 86.5% at December 31, 2021. The RCB acquisition added $734.5 million of total deposits, including $653.0 million of transaction deposits and $81.5 million of time deposits on September 1, 2022, and the BOJH acquisition added $1.4 billion of total deposits, including $1.3 billion of transaction deposits and $0.1 billion of time deposits on October 1, 2022.

●	Cost of deposits increased 15 basis points when comparing the fourth quarter of 2022 to the fourth quarter of 2021. The increase represents less than a five percent beta this rate cycle.

Revenues

●

Fully taxable equivalent net interest income totaled a record $272.3 million for the year ended December 31, 2022 an increase of $80.0 million, or 41.6%, compared to the prior year due to an increase in average earning assets, several increases in the federal funds rate since March 2022, and excess cash being deployed into higher-yielding originated loans.

●

The FTE net interest margin widened 78 basis points from the prior year to 3.73% for the year ended December 31, 2022, benefitting from an 81 basis point increase in earning asset yields to 3.97%. The cost of funds totaled 0.26%, compared to 0.23% during 2021.

●

Non-interest income totaled $67.3 million during 2022, decreasing $43.1 million, or 39.0%, from 2021, largely driven by $39.6 million of lower mortgage banking income due to slower refinance activity in 2022 and competition driving tighter gain on sale margins. During 2022, service charges and bank card fees increased a combined $2.1 million.

●

Other non-interest income decreased $5.6 million largely due to market adjustments on company-owned life insurance and higher unrealized gains on equity method investments included in the prior year. The year ended December 31, 2021 included $4.6 million of non-recurring banking center consolidation-related income.

Expenses

●	Non-interest expense totaled $211.2 million during 2022, representing an increase of $19.4 million, or 10.1%, from 2021, primarily driven by expenses from acquisitions.
●

Included in the year ended December 31, 2022 were $36.8 million of non-recurring acquisition-related expenses, including $21.7 million of CECL Day 1 provision expense for credit losses, $8.2 million of professional fees, $1.7 million of salaries and benefits, $2.1 million of data processing expense, $1.6 million of occupancy and equipment expense and $1.5 million in other non-interest expense in the consolidated statements of operations.

●

The FTE efficiency ratio during the year ended December 31, 2022 totaled 62%, compared to 63% during the year ended December 31, 2021. Adjusting for CDI and WMI asset amortization and non-recurring acquisition-related expenses, the FTE efficiency ratio improved 592 basis points to 57% during the year ended December 31, 2022, compared to the same period in the prior year.

●	Income tax expense totaled $14.9 million during 2022, compared to $21.4 million during 2021. The 2022 and 2021 effective tax rates were 17.3% and 18.6%, respectively.

Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. At December 31, 2022, our consolidated tier 1 leverage ratio was 9.29%, and our common equity tier 1 and consolidated tier 1 risk based capital ratios were 10.54%.

●

At December 31, 2022, common book value per share was $29.04. The tangible common book value per share decreased $3.70 to $20.63 at December 31, 2022, compared to December 31, 2021, as earnings, net of dividends paid, were outpaced by a $2.16 increase in accumulated other comprehensive loss and the impact of the RCB and BOJH acquisitions.

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

The agriculture industry continues to be impacted by elevated and volatile commodity prices and intermittent disruptions in supply chains. Our food and agribusiness portfolio is only 4.9% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.4% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

Future growth in our interest income will ultimately be dependent on our ability to originate high-quality loans and other high-quality earning assets such as investment securities. Cash balances total $195.5 million at December 31, 2022 and have decreased $650.2 million from December 31, 2021. Investment securities totaled $1.4 billion at December 31, 2022 and increased $57.0 million, or 4.4%, compared to December 31, 2021. At December 31, 2022, our loans outstanding totaled a record $7.2 billion, increasing $2.7 billion, or 60.0%, compared to December 31, 2021. Loans outstanding at December 31, 2022 included $1.7 billion of loans acquired through the RCB and BOJH acquisitions. During the year ended December 31, 2022, our weighted average rate on new loans funded at the time of origination was 5.25%, compared to the weighted average yield of our originated loan portfolio of 4.58% (FTE). During the year ended December 31, 2022, the Federal Reserve increased prevailing interest rates by a total of 425 basis points. Our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions.

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

Application of Critical Accounting Policies and Significant Estimates

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the determination of the allowance for credit losses and accounting for acquired loans. See additional discussion of our ACL policy in note 2 – Summary of Significant Accounting Policies in the notes to our consolidated financial statements for the year ended December 31, 2022.

Allowance for credit losses

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

Accounting for Acquired Loans

ASC Topic 805, Business Combinations, requires that acquired loans are recorded at fair value at the date of acquisition. The fair value for acquired loans at the time of acquisition is based on a variety of factors including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. Loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination are purchase credit deteriorated (“PCD”) loans. The net premium or discount on PCD loans is adjusted by our allowance for credit losses recorded at the time of acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using the level yield method. The net premium or discount on non-PCD loans, that includes credit quality and interest rate considerations, is accreted or amortized into interest income over the remaining life of the loan using the level yield method. The Company then records the necessary allowance for credit losses on the non-PCD loans through provision for credit losses expense.

Future Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on TDRs and requires disclosure of current-period gross write-offs by year of origination. The guidance also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructuring for borrowers experiencing financial difficulty. The guidance will be effective for fiscal years, and interim periods, beginning after December 15, 2022 for entities that have adopted ASU 2016-13. The Company does not expect the adoption of that pronouncement to have a material impact on its financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022. The Company does not expect the adoption of that pronouncement to have a material impact on its financial statements.

Financial Condition

Total assets were $9.6 billion at December 31, 2022, compared to $7.2 billion at December 31, 2021, an increase of $2.4 billion, or 32.7% primarily due to the acquisitions of RCB and BOJH. At December 31, 2022, cash and cash equivalents decreased $650.2 million, compared to December 31, 2021, as excess cash liquidity was deployed into higher yielding investment securities and loans. At December 31, 2022, investment securities increased $57.0 million, or 4.4%, and total loans increased $2.7 billion, or 60.0% compared to December 31, 2021. Total loans increased $1.7 billion through the acquisitions of RCB and BOJH.

During 2022, lower cost demand, savings and money market deposits (“transaction deposits”) increased $1.6 billion, or 29.8%, compared to the prior year, largely due to the acquisitions of RCB and BOJH and the continued development of full banking relationships with our clients. The increase in transaction deposits provided lower-cost funding utilized to fund loan growth.

Investment securities

Available-for-sale

Total investment securities available-for-sale were $706.3 million at December 31, 2022, compared to $691.8 million at December 31, 2021, an increase of $14.4 million, or 2.1%. During 2022 and 2021, purchases of available-for-sale securities totaled $259.8 million and $288.6 million, respectively. Maturities and paydowns of available-for-sale securities during 2022 and 2021 totaled $141.9 million and $235.9 million, respectively. The Company sold $128.4 million of the available-for-sale securities acquired through the BOJH acquisition. The remaining BOJH available-for-sale portfolio was reclassified to held-to-maturity on Day 1. There were no sales of available-for-sale securities during 2021.

Available-for-sale investment securities are summarized as follows as of the dates indicated:

	December 31, 2022				December 31, 2021
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$74,031	$71,388	10.1%	2.54%	$—	$—	0.0%	0.00%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	263,939	226,131	32.0%	1.72%	231,523	227,696	32.9%	1.38%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	478,866	405,926	57.5%	1.69%	467,490	461,334	66.7%	1.47%
Municipal securities	155	153	0.0%	3.17%	230	237	0.0%	3.17%
Corporate debt	2,000	1,920	0.3%	5.87%	2,000	2,111	0.3%	5.80%
Other securities	771	771	0.1%	0.00%	469	469	0.1%	0.00%
Total investment securities available-for-sale	$819,762	$706,289	100.0%	1.79%	$701,712	$691,847	100.0%	1.46%

As of December 31, 2022 and 2021, nearly all the available-for-sale investment portfolio was primarily backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities (“MBS”) are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 5.4 years and 4.2 years at December 31, 2022 and December 31, 2021, respectively. This estimate is based on assumptions and actual results may differ. At December 31, 2022 and December 31, 2021, the duration of the total available-for-sale investment portfolio was 4.4 years and 3.8 years, respectively.

At December 31, 2022 and 2021, adjustable rate securities comprised 11.5% and 1.7%, respectively, of the available-for-sale mortgage-backed security portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 1.75% per annum and 1.70% per annum at December 31, 2022 and 2021, respectively.

The available-for-sale investment portfolio included $113.5 million of unrealized losses at December 31, 2022. At December 31, 2021, the available-for-sale investment portfolio included $3.4 million of unrealized gains and $13.3 million of unrealized losses. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

 Held-to-maturity

At December 31, 2022, we held $651.5 million of held-to-maturity investment securities, compared to $609.0 million at December 31, 2021, an increase of $42.5 million, or 7.0%. Purchases of held-to-maturity securities totaled $101.7 million and $397.8 million during 2022 and 2021, respectively. Maturities and paydowns of held-to-maturity securities totaled $133.4 million and $161.9 million during 2022 and 2021, respectively. The Company sold a portion of the available-for-sale securities acquired through the BOJH acquisition. The Company transferred the remaining $75.3 million of available-for-sale securities acquired through the BOJH acquisition to held-to-maturity.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2022				December 31, 2021
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$49,045	$47,629	7.5%	3.14%	$—	$—	—	—
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	339,815	298,816	52.2%	2.29%	312,916	309,614	51.4%	1.56%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	262,667	213,479	40.3%	1.60%	296,096	289,646	48.6%	1.25%
Total investment securities held-to-maturity	$651,527	$559,924	100.0%	2.07%	$609,012	$599,260	100.0%	1.41%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $0.2 million of unrealized gains and $91.8 million of unrealized losses at December 31, 2022. At December 31, 2021, the held-to-maturity investment portfolio included $2.2 million of unrealized gains and $11.9 million of unrealized losses.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of December 31, 2022 and December 31, 2021 was 6.0 years and 4.1 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity portfolio was 4.8 years and 3.8 years as of December 30, 2022 and December 31, 2021, respectively.

Non-marketable securities

Non-marketable securities totaled $89.0 million and $50.7 million at December 31, 2022 and 2021, respectively, and included FRB stock, FHLB stock and other non-marketable securities.

At December 31, 2022, the Company held $20.3 million of FHLB stock and $18.1 million of FRB stock for regulatory or debt facility purposes. During the year ended December 31, 2022, purchases of FHLB and FRB stock totaled $23.8 million, and FHLB and FRB stock from the acquisitions of RCB and BOJH totaled $4.0 million. Redemptions of FHLB stock totaled

$4.0 million during 2022. At December 31, 2021, the Company held $0.7 million of FHLB stock and $13.9 million of FRB stock. There were no purchases of FHLB and FRB stock during 2021. These are restricted securities which, lacking a market, are carried at cost. The Company is not aware of any events or changes in circumstances that may have an adverse effect on the investments carried at cost.

At December 31, 2022, other non-marketable securities totaled $50.7 million and consisted of equity method investments totaling $21.7 million and convertible preferred stock without readily determinable fair values totaling $29.0 million. At December 31, 2021, other non-marketable securities totaled $36.2 million and consisted of equity method investments totaling $14.2 million and convertible preferred stock without readily determinable fair values totaling $22.0 million. During the years ended December 31, 2022 and 2021, purchases of other non-marketable securities totaled $13.5 million and $27.7 million, respectively. The Company continues to invest with fintech solution providers to support our digital ecosystem buildout, support our core bank products and offerings, and to leverage efficiencies and technological solutions in our shared services areas.

Loans overview

At December 31, 2022, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our eight acquisitions to date. The Company added $537.7 million of loans to the acquired loan portfolio on September 1, 2022 from the acquisition of RCB and $1.2 billion of loans on October 1, 2022 from the acquisition of BOJH.

As discussed in note 4 to our consolidated financial statements, under ASC Topic 805, Business Combinations, all acquired loans are recorded at fair value at the date of acquisition. The fair value for acquired loans at the time of acquisition is based on a variety of factors including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. Loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination are PCD loans. The net premium or discount on PCD loans is adjusted by our allowance for credit losses recorded at the time of acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using a level yield method. The net premium or discount on non-PCD loans, that includes credit quality and interest rate considerations, is accreted or amortized into interest income over the remaining life of the loan using a level yield method. The Company then records the necessary allowance for credit losses on the non-PCD loans through provision for credit losses expense.

The table below shows the loan portfolio composition at the respective dates:

			December 31, 2022 vs.
			December 31, 2021
	December 31, 2022	December 31, 2021	% Change
Originated:
Commercial:
Commercial and industrial	$1,841,313	$1,479,895	24.4%
Municipal and non-profit	959,305	928,705	3.3%
Owner-occupied commercial real estate	656,361	503,663	30.3%
Food and agribusiness	284,714	200,412	42.1%
Total commercial	3,741,693	3,112,675	20.2%
Commercial real estate non-owner occupied	841,657	611,765	37.6%
Residential real estate	827,030	616,135	34.2%
Consumer	16,986	17,336	(2.0)%
Total originated	5,427,366	4,357,911	24.5%

Acquired:
Commercial:
Commercial and industrial	183,522	16,252	>100%
Municipal and non-profit	321	340	(5.6)%
Owner-occupied commercial real estate	256,979	29,973	>100%
Food and agribusiness	69,265	3,177	>100%
Total commercial	510,087	49,742	>100%
Commercial real estate non-owner occupied	854,393	52,964	>100%
Residential real estate	424,251	52,521	>100%
Consumer	4,372	245	>100%
Total acquired	1,793,103	155,472	>100%
Total loans	$7,220,469	$4,513,383	60.0%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. The loan portfolio increased $2.7 billion, or 60.0%, from December 31, 2021 to December 31, 2022. Excluding loans totaling $537.7 million from the acquisition of RCB and $1.2 billion from the acquisition of BOJH, loans increased $980.9 million led by originated commercial loan growth of $629.0 million, or 20.2%.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. As of December 31, 2022, there were no industry sectors representing more than 10% of our total loan portfolio. Key segments included government/non-profit loans of $559.9 million, or 7.8% of total loans, and health care/hospital loans of $402.8 million, or 5.6% of total loans.

Non-owner occupied CRE loans were 169.5% of the Company’s risk based capital, or 23.5% of total loans, and no specific property type comprised more than 5.0% of total loans. The Company maintains very little exposure to non-owner occupied CRE retail properties and office properties, comprising 2.0% and 1.6% of total loans, respectively. Multi-family loans totaled $214.8 million, or 3.0% of total loans as of December 31, 2022.

When considering the loan portfolio in its entirety, 76.9% of loans were located within our footprint of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho as of December 31, 2022, based on the domicile of the borrower or, in the case of collateral-dependent loans, the geographical location of the collateral.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled a record $2.0 billion over the past 12 months, led by commercial loan fundings of $1.2 billion. Fundings are defined as closed end funded loans and revolving lines of credit advances net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following tables represent new loan fundings during 2022 and 2021:

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2022	2022	2022	2022	2022
Commercial:
Commercial and industrial	$177,693	$201,106	$152,550	$169,168	$700,517
Municipal and non-profit	20,393	20,845	81,428	49,906	172,572
Owner occupied commercial real estate	40,912	65,125	78,905	67,597	252,539
Food and agribusiness	28,518	76,293	(4,186)	18,620	119,245
Total commercial	267,516	363,369	308,697	305,291	1,244,873
Commercial real estate non-owner occupied	133,271	166,739	88,612	63,416	452,038
Residential real estate	95,067	99,951	93,220	49,040	337,278
Consumer	1,396	1,505	1,989	1,904	6,794
Total	$497,250	$631,564	$492,518	$419,651	$2,040,983

Included in the table above are net fundings under revolving lines of credit of $96,903, $124,834, $21,762 and $66,430 for the dates noted in the table above, respectively.

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2021	2021	2021	2021	2021
Commercial:
Commercial and industrial	$229,529	$196,289	$147,030	$144,531	$717,379
Municipal and non-profit	101,450	43,516	25,131	7,999	178,096
Owner occupied commercial real estate	28,914	53,445	48,225	27,093	157,677
Food and agribusiness	11,016	8,442	26,956	(10,104)	36,310
Total Commercial	370,909	301,692	247,342	169,519	1,089,462
Commercial real estate non-owner occupied	46,128	55,392	58,532	49,195	209,247
Residential real estate	55,873	54,442	53,962	74,145	238,422
Consumer	2,524	1,810	2,267	1,353	7,954
Total	$475,434	$413,336	$362,103	$294,212	$1,545,085

Included in the table above are net fundings (paydowns) under revolving lines of credit of $138,777, $29,154, $59,520 and ($26,395) for the dates noted in the table above, respectively.

The tables below show the contractual maturities of our loans for the dates indicated:

	December 31, 2022
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$234,028	$1,421,752	$353,909	$15,146	$2,024,835
Municipal and non-profit	1,184	134,012	513,872	310,558	959,626
Owner occupied commercial real estate	61,598	261,305	478,104	112,333	913,340
Food and agribusiness	83,254	203,910	46,624	20,191	353,979
Total commercial	380,064	2,020,979	1,392,509	458,228	4,251,780
Commercial real estate non-owner occupied	234,962	863,842	579,843	17,403	1,696,050
Residential real estate	72,035	169,024	372,638	637,584	1,251,281
Consumer	6,142	12,494	2,721	1	21,358
Total loans	$693,203	$3,066,339	$2,347,711	$1,113,216	$7,220,469

	December 31, 2021
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$143,152	$1,119,195	$226,793	$7,007	$1,496,147
Municipal and non-profit	23,827	112,022	559,493	233,703	929,045
Owner occupied commercial real estate	40,510	160,853	266,664	65,609	533,636
Food and agribusiness	79,507	107,799	11,193	5,090	203,589
Total commercial	286,996	1,499,869	1,064,143	311,409	3,162,417
Commercial real estate non-owner occupied	200,042	316,473	147,783	431	664,729
Residential real estate	12,605	30,233	201,918	423,900	668,656
Consumer	3,504	11,507	2,570	—	17,581
Total loans	$503,147	$1,858,082	$1,416,414	$735,740	$4,513,383

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	December 31, 2022
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$726,568	4.62%	$1,064,239	7.00%	$1,790,807	6.04%
Municipal and non-profit(1)	965,635	3.50%	22,483	4.77%	988,118	3.63%
Owner occupied commercial real estate	417,675	4.51%	434,066	6.00%	851,741	5.33%
Food and agribusiness	49,961	5.26%	220,764	7.19%	270,725	6.83%
Total commercial	2,159,839	4.14%	1,741,552	6.75%	3,901,391	5.35%
Commercial real estate non-owner occupied	569,788	4.28%	891,299	5.88%	1,461,087	5.25%
Residential real estate	500,170	3.75%	679,075	4.88%	1,179,245	4.40%
Consumer	11,480	4.98%	3,736	7.21%	15,216	5.52%
Total loans with > 1 year maturity	$3,241,277	4.11%	$3,315,662	6.13%	$6,556,939	5.15%

	December 31, 2021
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$480,034	4.05%	$872,961	3.41%	$1,352,995	3.63%
Municipal and non-profit(1)	881,339	3.37%	23,879	2.76%	905,218	3.35%
Owner occupied commercial real estate	293,190	4.70%	199,936	3.75%	493,126	4.45%
Food and agribusiness	49,303	5.21%	74,779	3.95%	124,082	4.45%
Total commercial	1,703,866	3.88%	1,171,555	3.49%	2,875,421	3.72%
Commercial real estate non-owner occupied	214,463	4.28%	250,224	3.51%	464,687	3.86%
Residential real estate	360,648	3.45%	295,403	4.00%	656,051	3.70%
Consumer	11,567	4.37%	2,510	3.52%	14,077	4.21%
Total loans with > 1 year maturity	$2,290,544	3.85%	$1,719,692	3.58%	$4,010,236	3.74%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $340,081 and $343,089 that have been swapped to variable rates at current market pricing at December 31, 2022 and 2021, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $772,908 and $746,508 with an FTE weighted average rate of 4.08% and 3.97% at December 31, 2022 and 2021, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during 2022 and 2021 was $0.7 million and $0.8 million, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Non-accrual loans:
Non-accrual loans, excluding restructured loans	$14,034	$8,466	$12,190	$16,894	$21,017
Restructured loans on non-accrual	2,478	2,366	8,197	4,854	3,439
Non-performing loans	16,512	10,832	20,387	21,748	24,456
OREO	3,731	7,005	4,730	7,300	10,596
Other repossessed assets	—	—	17	—	—
Total non-performing assets	$20,243	$17,837	$25,134	$29,048	$35,052

Loans 30-89 days past due and still accruing interest	$2,986	$1,687	$968	$6,349	$5,066
Loans 90 days or more past due and still accruing interest	95	420	162	1,662	1,047
Non-accrual loans	16,512	10,832	20,387	21,748	24,456
Total past due and non-accrual loans	$19,593	$12,939	$21,517	$29,759	$30,569
Accruing restructured loans	$4,654	$7,186	$13,945	$6,885	$5,944
Allowance for credit losses	89,553	49,694	59,777	39,064	35,692
Non-performing loans to total loans	0.23%	0.24%	0.47%	0.49%	0.60%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.23%	0.25%	0.47%	0.53%	0.62%
Total non-performing assets to total loans and OREO	0.28%	0.39%	0.58%	0.66%	0.85%
ACL to non-performing loans	542.35%	458.77%	293.21%	179.62%	145.94%

During 2022, total non-performing loans increased $5.7 million, from December 31, 2021, primarily driven by the inclusion of the RCB and BOJH portfolios. During 2022, accruing TDRs decreased $2.5 million, or 35.2%. OREO decreased $3.3 million, or 46.7%, to $3.7 million at December 31, 2022, compared to December 31, 2021. Total non-performing assets to total loans and OREO decreased 11 basis points to 0.28% at December 31, 2022.

Loans 30-89 days past due and still accruing interest increased $1.3 million from December 31, 2021 to December 31, 2022, and loans 90 days or more past due and still accruing interest decreased $0.3 million from December 31, 2021 to December 31, 2022.

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

Net charge-offs on loans during the year ended December 31, 2022 totaled $1.8 million, or 0.03% of total loans. During the year ended December 31, 2022, the Company recorded an increase in the allowance for credit losses of $39.9 million, which included a $21.2 million provision expense as a Day 1 allowance reserve for the RCB and BOJH portfolios and a $6.2 million credit allowance for Day 1 PCD loans. The remainder of the provision expense during the year was driven by strong loan growth and higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast. Specific reserves on loans totaled $5.3 million at December 31, 2022.

Net charge-offs on loans during the year ended December 31, 2021 totaled $1.3 million, or 0.03% of total loans. During the year ended December 31, 2021, the allowance for credit losses totaled $49.7 million, which included a provision release of $8.8 million for funded loans. The provision release was driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast. Specific reserves on loans totaled $1.6 million at December 31, 2021.

The Company has elected to exclude accrued interest receivable (“AIR”) from the ACL calculation. As of December 31, 2022 and December 31, 2021, AIR totaled $31.8 million and $15.7 million, respectively, from total loans. The increase in AIR was driven by originated loan growth and the acquired loan portfolios. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $89.6 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at December 31, 2022. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ACL during the years listed:

	As of and for the years ended
	December 31, 2022		December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018
	Total loans	% NCOs(1)	Total loans	% NCOs(1)	Total loans	% NCOs(1)	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning balance	$49,694		$59,777		$39,064		$35,692		$31,264
Cumulative effect adjustment(2)	—		—		5,836		—		—
Day 1 CECL provision expense	21,228		—		—		—		—
PCD allowance for credit loss at acquisition	6,238		—		—		—		—
Charge-offs:
Commercial	(1,340)	0.02%	(1,171)	0.02%	(2,023)	0.04%	(7,422)	0.17%	(895)	0.00%
Commercial real estate non-owner occupied	—	0.00%	—	0.00%	(412)	0.01%	(116)	0.00%	(11)	0.00%
Residential real estate	(2)	0.00%	(24)	0.00%	(67)	0.00%	(124)	0.00%	(118)	0.00%
Consumer	(845)	0.01%	(621)	0.01%	(726)	0.01%	(937)	0.02%	(1,134)	0.02%
Total charge-offs	(2,187)		(1,816)		(3,228)		(8,599)		(2,158)
Recoveries	385		552		571		328		1,389
Net charge-offs	(1,802)	0.03%	(1,264)	0.03%	(2,657)	0.06%	(8,271)	0.19%	(769)	0.02%
Provision expense (release) for credit losses	14,195		(8,819)		17,534		11,643		5,197
Ending allowance for credit losses	$89,553		$49,694		$59,777		$39,064		$35,692
Ratio of ACL to total loans outstanding at period end	1.24%		1.10%		1.37%		0.88%		0.87%
Ratio of ACL to total non-performing loans at period end	542.35%		458.77%		293.21%		179.62%		145.94%
Total loans	$7,220,469		$4,513,383		$4,353,726		$4,415,406		$4,092,308
Average total loans outstanding during the period	5,349,916		4,358,707		4,578,894		4,288,226		3,819,603
Non-performing loans	16,512		10,832		20,387		21,748		24,456

(1)	Ratio of net charge-offs to average total loans.
(2)	Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments.

At their respective acquisition dates, RCB had $2.1 million and BOJH had $0.5 million of previously charged off loans for which the Company continued to have contractual rights to the cash flows. In accordance with ASC Topic 326, PCD loan accounting is to be applied by the acquirer whereby an allowance for credit losses should be recorded for this subset of loans at the acquisition date, and if deemed non-collectible, the loans are to be fully charged off on the acquirer’s books. Such amounts were fully reserved for, charged off on the acquisition date and excluded from the table above.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	December 31, 2022
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,251,780	58.9%	$37,608	42.0%
Commercial real estate non-owner occupied	1,696,050	23.5%	32,050	35.8%
Residential real estate	1,251,281	17.3%	19,306	21.5%
Consumer	21,358	0.3%	589	0.7%
Total	$7,220,469	100.0%	$89,553	100.0%

	December 31, 2021
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,162,417	70.1%	$31,256	62.9%
Commercial real estate non-owner occupied	664,729	14.7%	10,033	20.2%
Residential real estate	668,656	14.8%	8,056	16.2%
Consumer	17,581	0.4%	349	0.7%
Total	$4,513,383	100.0%	$49,694	100.0%

	December 31, 2020
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,044,065	70.0%	$30,376	50.8%
Commercial real estate non-owner occupied	631,996	14.5%	17,448	29.2%
Residential real estate	658,659	15.1%	11,492	19.2%
Consumer	19,006	0.4%	461	0.8%
Total	$4,353,726	100.0%	$59,777	100.0%

	December 31, 2019
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,992,307	67.8%	$30,442	77.9%
Commercial real estate non-owner occupied	630,906	14.3%	4,850	12.4%
Residential real estate	770,417	17.4%	3,468	8.9%
Consumer	21,776	0.5%	304	0.8%
Total	$4,415,406	100.0%	$39,064	100.0%

	December 31, 2018
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,644,571	64.6%	$27,137	76.1%
Commercial real estate non-owner occupied	592,212	14.5%	4,406	12.3%
Residential real estate	830,815	20.3%	3,800	10.6%
Consumer	24,710	0.6%	349	1.0%
Total	$4,092,308	100.0%	$35,692	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. The following table presents information regarding our deposit composition at December 31, 2022 and 2021:

					Increase (decrease)
	December 31, 2022		December 31, 2021		Amount	% Change
Non-interest bearing demand deposits	$3,134,716	39.9%	$2,506,265	40.2%	$628,451	25.1%
Interest bearing demand deposits	913,852	11.6%	555,401	8.9%	358,451	64.5%
Savings accounts	885,488	11.2%	774,559	12.4%	110,929	14.3%
Money market accounts	2,065,170	26.2%	1,558,032	25.0%	507,138	32.5%
Total transaction deposits	6,999,226	88.9%	5,394,257	86.5%	1,604,969	29.8%
Time deposits < $250,000	670,197	8.5%	703,741	11.4%	(33,544)	(4.8)%
Time deposits > $250,000	203,203	2.6%	130,175	2.1%	73,028	56.1%
Total time deposits	873,400	11.1%	833,916	13.5%	39,484	4.7%
Total deposits	$7,872,626	100.0%	$6,228,173	100.0%	$1,644,453	26.4%

The following table shows uninsured time deposits by scheduled maturity as of December 31, 2022:

December 31, 2022
Three months or less	$13,477
Over 3 months through 6 months	24,567
Over 6 months through 12 months	37,800
Thereafter	95,926
Total uninsured time deposits	$171,770

At December 31, 2022 and 2021, time deposits that were scheduled to mature within 12 months totaled $469.8 million and $555.4 million, respectively. Of the time deposits scheduled to mature within 12 months at December 31, 2022, $98.2 million were in denominations of $250,000 or more, and $371.6 million were in denominations less than $250,000.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at December 31, 2022, net of long-term debt issuance costs totaling $0.5 million, totaled $39.5 million. Interest expense totaling $1.3 million and $0.2 million was recorded in the consolidated statements of operations during the years ended December 31, 2022 and 2021, respectively.

The note is subordinated, unsecured and matures on November 15, 2031. Payments consist of interest only. Interest expense on the note is payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company deployed the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rates totaling $15.0 million. The balance on the notes at December 31, 2022, net of a fair value adjustment related to the acquisition totaling $0.6 million, totaled $14.4 million. Interest expense related to the notes totaling $0.2 million was recorded in the consolidated statements of operations during the year ended December 31, 2022.

The three notes, containing similar terms, are subordinated, unsecured and mature on June 15, 2031. Payments consist of interest only. Interest expense on the notes is payable semi-annually in arrears and will bear interest at 3.75% per annum until June 15, 2026 (or any earlier redemption date). From June 15, 2026 until June 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 306 basis points. Prior to June 15, 2026, the Company may redeem the notes only under certain limited circumstances. Beginning on June 15, 2026 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the notes being redeemed, together with any accrued and unpaid interest on the notes being redeemed up to but excluding the date of redemption. The notes are not subject to redemption at the option of the holder.

Other borrowings

As of December 31, 2022 and 2021, the Company sold securities under agreements to repurchase totaling $20.2 million and $22.8 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $1.1 billion at December 31, 2022. The Company may utilize its FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At December 31, 2022, the Company had $385.0 million of outstanding borrowings with the FHLB. At December 31, 2021, the Company had no outstanding borrowings with the FHLB. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at December 31, 2022 or 2021. Loans pledged were $2.0 billion at December 31, 2022 and $1.3 billion at December 31, 2021. The Company incurred $1.7 million of interest expense related to FHLB advances or other short-term borrowings for the year ended December 31, 2022.

Regulatory Capital

Our subsidiary banks and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At December 31, 2022 and 2021, our subsidiary banks and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 15 of our consolidated financial statements.

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

Overview of results of operations

Net income totaled $71.3 million, or $2.18 per diluted share, during 2022, compared to net income of $93.6 million, or $3.01 per diluted share, during 2021. Adjusting for acquisition-related provision expense and non-recurring acquisition-related expenses of $36.8 million during 2022, adjusted net income totaled $99.6 million or $3.05 per diluted share, during the year ended December 31, 2022. The return on average tangible assets was 0.95% and 1.37% during the years ended December 31, 2022 and 2021, respectively, and the return on average tangible common equity was 9.91% and 12.87%, respectively. Adjusting for acquisition-related expenses, the return on average tangible assets was 1.32% and the return on average tangible common equity was a record 13.75% during the year ended December 31, 2022. The increases in the Federal Reserve’s interest rates are driving higher loan yields. The increasing interest rates, in combination with our strong originated loan growth and growth from our acquisitions resulted in increasing levels of net interest income. However, the rise in interest rates in 2022 has resulted in lower mortgage banking income.

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

The table below presents the components of net interest income on a FTE basis for the years ended December 31, 2022, 2021 and 2020.

	For the year ended			For the year ended			For the year ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$4,767,713	$218,561	4.58%	$4,129,684	$164,527	3.98%	$4,237,091	$171,592	4.05%
Acquired loans	594,222	40,060	6.74%	202,174	17,340	8.58%	299,901	27,909	9.31%
Loans held for sale	58,788	2,563	4.36%	178,373	5,110	2.86%	185,182	5,628	3.04%
Investment securities available-for-sale	839,872	15,091	1.80%	667,859	10,014	1.50%	591,870	11,406	1.93%
Investment securities held-to-maturity	604,423	9,109	1.51%	576,343	7,311	1.27%	248,006	5,099	2.06%
Other securities	17,598	1,034	5.88%	15,032	838	5.57%	26,903	1,157	4.30%
Interest earning deposits	426,137	3,782	0.89%	751,835	986	0.13%	206,911	314	0.15%
Total interest earning assets FTE(2)	$7,308,753	$290,200	3.97%	$6,521,300	$206,126	3.16%	$5,795,864	$223,105	3.85%
Cash and due from banks	90,657			78,979			74,461
Other assets	490,206			472,775			511,721
Allowance for credit losses	(59,824)			(52,943)			(55,778)
Total assets	$7,829,792			$7,020,111			$6,326,268
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$3,235,834	$9,347	0.29%	$2,772,091	$6,240	0.23%	$2,730,857	$8,605	0.32%
Time deposits	826,293	5,249	0.64%	914,837	7,362	0.80%	1,038,107	15,024	1.45%
Securities sold under agreements to repurchase	21,298	43	0.20%	20,338	23	0.11%	28,585	132	0.46%
Long-term debt, net	43,048	1,519	3.53%	6,200	196	3.16%	—	—	0.00%
Federal Home Loan Bank advances	40,870	1,695	4.15%	—	—	0.00%	95,418	1,295	1.36%
Total interest bearing liabilities	$4,167,343	$17,853	0.43%	$3,713,466	$13,821	0.37%	$3,892,967	$25,056	0.64%
Demand deposits	2,652,561			2,355,171			1,497,940
Other liabilities	105,507			104,935			147,075
Total liabilities	6,925,411			6,173,572			5,537,982
Shareholders' equity	904,381			846,539			788,286
Total liabilities and shareholders' equity	$7,829,792			$7,020,111			$6,326,268
Net interest income FTE(2)		$272,347			$192,305			$198,049
Interest rate spread FTE(2)			3.54%			2.79%			3.21%
Net interest earning assets	$3,141,410			$2,807,834			$1,902,897
Net interest margin FTE(2)			3.73%			2.95%			3.42%
Average transaction deposits	$5,888,395			$5,127,262			$4,228,797
Average total deposits	6,714,688			6,042,099			5,266,904
Ratio of average interest earning assets to average interest bearing liabilities	175.38%			175.61%			148.88%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $5,512, $5,161 and $5,103 for the years ended 2022, 2021 and 2020, respectively.

(3)	Loan fees included in interest income totaled $9,453, $18,207 and $15,713 during 2022, 2021 and 2020, respectively.

Net interest income totaled $266.8 million, $187.1 million and $192.9 million during the years ended 2022, 2021 and 2020, respectively. Net interest income on an FTE basis totaled $272.3 million, $192.3 million and $198.0 million during the years ended 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, the FTE net interest margin widened 78 basis points to 3.73%, compared to the year ended December 31, 2021. The yield on earning assets increased 81 basis points to 3.97%, primarily driven by multiple increases in the federal funds rate since March 2022 as well as excess cash being deployed into higher-yielding originated loans and investment securities. The cost of funds increased three basis points to 0.26% during the year ended December 31, 2022, compared to the year ended December 31, 2021.

Average loans comprised $5.4 billion, or 73.4%, of total average interest earning assets during 2022, compared to $4.3 billion, or 66.4%, during 2021. The increase in average loan balances was largely driven by a $638.0 million increase in average originated loans. Average acquired loans increased $392.0 million as a result of the RCB and BOJH acquisitions.

Average investment securities comprised 19.8% and 19.1% of total interest earning assets during 2022 and 2021, respectively. Average interest bearing cash balances totaled $426.1 million during 2022, compared to $751.8 million during 2021 as the excess cash liquidity has been deployed into higher-yielding earning assets.

Average balances of interest bearing liabilities increased $453.9 million during 2022, compared to 2021. The increase was driven by interest bearing demand, savings and money market deposits totaling $463.7 million, FHLB advances totaling $40.9 million, long-term debt totaling $36.8 million and securities sold under agreements to repurchase totaling $1.0 million. The increase was partially offset by a decrease in average time deposits totaling $88.5 million.

The RCB acquisition added $0.7 billion of total deposits, including $0.6 billion of transaction deposits and $0.1 billion of time deposits on September 1, 2022. The BOJH acquisition added $1.4 billion of total deposits, including $1.3 billion of transaction deposits and $0.1 billion of time deposits on October 1, 2022.

Total interest expense related to interest bearing liabilities was $17.9 million and $13.8 million during 2022 and 2021, respectively, at an average cost of 0.43% and 0.37% during 2022 and 2021, respectively. Additionally, the cost of deposits decreased one basis point to 0.22% during 2022, compared to 2021.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for 2022, 2021 and 2020:

	The year ended December 31, 2022			The year ended December 31, 2021
	compared to			compared to
	the year ended December 31, 2021			the year ended December 31, 2020
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$29,248	$24,786	$54,034	$(4,279)	$(2,786)	$(7,065)
Acquired loans	26,430	(3,710)	22,720	(8,382)	(2,187)	(10,569)
Loans held for sale	(5,214)	2,667	(2,547)	(195)	(323)	(518)
Investment securities available-for-sale	3,091	1,986	5,077	1,139	(2,531)	(1,392)
Investment securities held-to-maturity	423	1,375	1,798	4,165	(1,953)	2,212
Other securities	151	45	196	(662)	343	(319)
Interest earning deposits	(2,891)	5,687	2,796	715	(43)	672
Total interest income	$51,238	$32,836	$84,074	$(7,499)	$(9,480)	$(16,979)
Interest expense:
Interest bearing demand, savings and money market deposits	$1,340	$1,767	$3,107	$93	$(2,458)	$(2,365)
Time deposits	(562)	(1,551)	(2,113)	(992)	(6,670)	(7,662)
Securities sold under agreements to repurchase	2	18	20	(9)	(100)	(109)
Long-term debt, net	1,300	23	1,323	196	—	196
Federal Home Loan Bank advances	1,695	—	1,695	—	(1,295)	(1,295)
Total interest expense	3,775	257	4,032	(712)	(10,523)	(11,235)
Net change in net interest income	$47,463	$32,579	$80,042	$(6,787)	$1,043	$(5,744)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $5,512, $5,161 and $5,103 for the years ended 2022, 2021 and 2020, respectively.

(3)	Loan fees included in interest income totaled $9,453, $18,207 and $15,713 for the years ended December 31, 2022, 2021 and 2020, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the years ended
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$3,142,296	0.00%	$2,459,063	0.00%	$2,652,561	0.00%	$2,355,171	0.00%
Interest bearing demand	939,973	0.53%	547,740	0.17%	678,151	0.32%	548,612	0.20%
Money market accounts	2,115,876	0.53%	1,549,844	0.25%	1,744,797	0.33%	1,506,274	0.27%
Savings accounts	890,724	0.21%	749,978	0.16%	812,886	0.17%	717,205	0.16%
Time deposits	892,122	0.91%	851,779	0.61%	826,293	0.64%	914,837	0.80%
Total average deposits	$7,980,991	0.33%	$6,158,404	0.18%	$6,714,688	0.22%	$6,042,099	0.23%

Provision for credit losses

The provision for loan losses represents the amount of expense that is necessary to bring the ACL to a level that we deem appropriate to absorb estimated lifetime losses inherent in the loan portfolio as of the balance sheet date. The determination of the ACL, and the resultant provision for credit losses, is subjective and involves significant estimates and assumptions. The allowance for credit losses totaled 1.24% of total loans at December 31, 2022, compared to the allowance for credit losses of 1.10% at December 31, 2021.

The Company recorded a credit loss provision expense of $36.7 million for the year ended December 31, 2022, which included $21.7 million of Day 1 reserve funding for the RCB and BOJH loan portfolios. The remainder of the provision expense was driven by strong loan growth and higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast. During the year ended December 31, 2021, the Company recorded a provision release of $9.3 million, which included a provision release of $8.8 million for funded loans and a provision release of $0.5 million for unfunded loan commitments, driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast.

Non-interest income

The table below details the components of non-interest income for the years presented:

	For the years ended December 31,			2022 vs 2021		2021 vs 2020
				Increase (decrease)		Increase (decrease)
	2022	2021	2020	Amount	% Change	Amount	% Change
Service charges	$16,357	$14,894	$14,962	$1,463	9.8%	$(68)	(0.5)%
Bank card fees	18,299	17,693	15,446	606	3.4%	2,247	14.5%
Mortgage banking income	23,774	63,360	102,384	(39,586)	(62.5)%	(39,024)	(38.1)%
Bank-owned life insurance income	2,272	2,208	2,360	64	2.9%	(152)	(6.4)%
Other non-interest income	6,603	12,174	4,719	(5,571)	(45.8)%	7,455	>100.0%
OREO-related income	7	35	387	(28)	(80.0)%	(352)	(91.0)%
Total non-interest income	$67,312	$110,364	$140,258	$(43,052)	(39.0)%	$(29,894)	(21.3)%

Non-interest income totaled $67.3 million for the year ended December 31, 2022, compared to $110.4 million for the year ended December 31, 2021. The decrease was primarily driven by $39.6 million lower mortgage banking income due to slower refinance activity in 2022 and competition driving tighter gain on sale margins. The year ended December 31, 2021 included a $1.3 million gain from the sale of mortgage servicing rights included in mortgage banking income. Other non-interest income decreased $5.6 million primarily due to market adjustments on company-owned life insurance, lower unrealized gains on equity method investments and non-recurring banking center consolidation-related income included in 2021. Service charges and bank card fees increased a combined $2.1 million during the year ended December 31, 2022, compared to 2021, due to the growth in our deposit base and changes in consumer behavior.

Non-interest expense

The table below details the components of non-interest expense for the years presented:

	For the years ended December 31,			2022 vs 2021		2021 vs 2020
				Increase (decrease)		Increase (decrease)
	2022	2021	2020	Amount	% Change	Amount	% Change
Salaries and benefits	$124,971	$127,504	$141,170	$(2,533)	(2.0)%	$(13,666)	(9.7)%
Occupancy and equipment	31,496	25,283	27,473	6,213	24.6%	(2,190)	(8.0)%
Data processing	12,657	9,310	9,042	3,347	36.0%	268	3.0%
Marketing and business development	3,821	2,509	2,802	1,312	52.3%	(293)	(10.5)%
FDIC deposit insurance	2,121	1,850	1,168	271	14.6%	682	58.4%
Bank card expenses	5,480	5,177	4,388	303	5.9%	789	18.0%
Professional fees	14,418	5,423	2,946	8,995	165.9%	2,477	84.1%
Other non-interest expense	14,332	10,414	10,547	3,918	37.6%	(133)	(1.3)%
Problem asset workout	248	2,063	3,148	(1,815)	(88.0)%	(1,085)	(34.5)%
Gain on OREO sales, net	(648)	(475)	(38)	(173)	36.4%	(437)	>100.0%
Core deposit intangible asset amortization	2,338	1,183	1,183	1,155	97.6%	—	0.0%
Banking center consolidation-related expense	—	1,589	2,348	(1,589)	(100.0)%	(759)	(32.3)%
Total non-interest expense	$211,234	$191,830	$206,177	$19,404	10.1%	$(14,347)	(7.0)%

During the year ended December 31, 2022, non-interest expense increased $19.4 million, or 10.1%, compared to the year ended December 31, 2021. The year ended December 31, 2022 included $15.1 million of non-recurring acquisition-related expenses with $8.2 million included in professional fees, $1.7 million included in salaries and benefits, $2.1 million included in data processing, $1.6 million included in occupancy and equipment, $0.9 million included in other non-interest expense and $0.6 million included in marketing and business development. Compared to 2021, our on-going operating expenses increased driven by growth from our recent acquisitions. Excluding non-recurring acquisition-related expenses, occupancy and equipment increased $4.6 million, data processing increased $1.2 million, core deposit and wealth management intangible assets amortization increased $1.2 million, professional fees increased $0.8 million and other non-interest expense increased $3.0 million. Partially offsetting these increases was a $0.8 million decrease in salaries and benefits as the decrease in mortgage banking-related compensation more than offset additional expense for the RCB and BOJH associates. The year ended December 31, 2022 included $4.3 million for continued investment in our digital platform 2UniFiSM, and the year ended December 31, 2021 included banking center consolidation-related expense of $1.6 million.

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

Income tax expense totaled $14.9 million during 2022, compared to $21.4 million during 2021. The decrease in income tax expense was driven by the lower taxable income due to 2022’s acquisition-related expenses. Included in income tax expense was $0.3 million and $0.6 million of tax benefit from stock compensation activity during 2022 and 2021, respectively. Adjusting for the stock compensation activity, the effective tax rate for 2022 was 17.6% compared to an adjusted rate of 19.1% for 2021. As of December 31, 2022, our marginal tax rate (the rate we pay on each incremental dollar of earnings) was approximately 23%. However, our effective tax rate (income tax expense divided by income before income taxes) for a given period differs from our marginal rate largely due to income and expense items that are non-taxable or non-deductible in the calculation of income tax expense. The lower effective tax rate compared to the federal statutory tax rate was primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

Liquidity and Capital Resources

Liquidity

Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. Management believes that the Company's excess cash, borrowing capacity and access to sufficient sources of capital are adequate to meet its short-term and long-term liquidity needs in the foreseeable future. Our primary sources of funds are deposits, securities sold under agreements to repurchase, prepayments and maturities of loans and investment securities, the sale of investment securities, and funds provided from operations. We anticipate having access to other third party funding sources, including the ability to raise funds through FHLB advances, issuance of debt, federal funds purchased, and the issuance of shares of our common stock or other equity or equity-related securities, that may also be a source of liquidity. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12-month period, and we may utilize any combination of these funding sources for long-term liquidity needs if deemed prudent.

On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Cash and due from banks	$194,756	$845,195
Interest bearing bank deposits	749	500
Unencumbered investment securities, at fair value	476,250	781,166
Total	$671,755	$1,626,861

Total on-balance sheet liquidity decreased $954.9 million from December 31, 2021 to December 31, 2022. The decrease was due to $304.9 million lower unencumbered available-for-sale and held-to-maturity securities balances and lower cash and due from banks of $650.4 million as excess cash liquidity was deployed into higher earning investment securities and loans.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of December 31, 2022, $469.8 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on lower cost transaction accounts and time deposits. During 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating note. The Company deployed the net proceeds from the sale of the note for general corporate purposes. The note is not subject to redemption at the option of the holder. Additionally, as part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes.

Through our relationship with the FHLB, the Company may pledge qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. There were no investment securities pledged at December 31, 2022 or 2021. The Company had loans of $2.0 billion and $1.3 billion pledged as collateral for FHLB advances at December 31, 2022 and 2021, respectively. FHLB advances, lines of credit and other short-term borrowing availability totaled $1.1 billion at December 31, 2022. The Company can obtain additional liquidity through the FHLB facility, if required, and also has access to federal funds lines of credit with correspondent banks. At December 31, 2022, the Company had $385.0 million of outstanding borrowings with the FHLB.

Our primary uses of funds are loan fundings, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses, and share repurchases. For additional information regarding our operating, investing and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Exclusive from the investing activities related to acquisitions, our primary investing activities are loan fundings and pay-offs and paydowns of loans and purchases and sales of investment securities. At December 31, 2022, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.4 billion at December 31, 2022, inclusive of pre-tax net unrealized losses of $113.5 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $91.6 million of pre-tax net unrealized losses at December 31, 2022. The gross unrealized gains and losses are detailed in note 5 of our consolidated financial statements. As of December 31, 2022, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

We enter into contractual obligations that require a future cash settlement. These may include operating lease obligations, purchase obligations, time deposits and issuance of long-term debt. For the year ended December 31, 2022, contractual obligations totaled $967.5 million with $495.4 million estimated to be paid within one year. Included within those contractual obligations were time deposits totaling $873.4 million, with $469.8 million of that estimated to be paid within one year.

Capital

Under the Basel III requirements, at December 31, 2022, the Company and the Banks met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 15 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On February 24, 2021, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s stock. The remaining authorization under the program as of December 31, 2022 was $38.6 million.

On January 19, 2023, our Board of Directors declared a quarterly dividend of $0.25 per common share, payable on March 15, 2023 to shareholders of record at the close of business on February 24, 2023.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at December 31, 2022 and 2021. During the year ended December 31, 2021, our asset sensitivity decreased for a rising rate environment as a result of the decrease in excess cash liquidity. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at December 31, 2022 and 2021:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	December 31, 2022	December 31, 2021
200	2.60%	11.12%
100	1.31%	5.37%
(100)	(2.93)%	—
(200)	(8.24)%	—

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 21. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 88.9% of total deposits at December 31, 2022, compared to 86.5% at December 31, 2021. We currently have no brokered time deposits.

Impact of Inflation and Changing Prices

The primary impact of inflation on our operations is reflected in increasing operating costs and non-interest expense. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do changes in the general rate of inflation and changes in prices. Interest rate changes do not necessarily move in the same direction, nor have the same magnitude, as changes in the prices of goods and services. Although not as critical to the banking industry as many other industries, inflationary factors may have some impact on our ability to grow total assets, earnings and capital levels. While we plan to continue our disciplined approach to expense management, an inflationary environment may cause wage pressures and general increases in our cost of doing business, which may increase our non-interest expense.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of December 31, 2022 and 2021, we had loan commitments totaling $2.0 billion and $1.0 billion, respectively, and standby letters of credit that totaled $13.9 million and $7.3 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

National Bank Holdings Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses for loans individually evaluated on a collective basis

As discussed in note 8 to the consolidated financial statements, the allowance for credit losses related to loans collectively evaluated for impairment (the collective ACL) was $84.2 million of a total ACL of $89.6 million as of December 31, 2022. The Company estimated the December 31, 2022 collective ACL by first disaggregating the loan portfolio into segments based upon broad characteristics such as primary use and underlying collateral. Within these segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics. The 2022 collective ACL was determined at the class level, analyzing loss history based upon specific loss drivers and risk factors affecting each loan class. The Company utilized a discounted cash flow (DCF) model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The 2022 collective ACL was calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual life of loan cash flow modeling, excluding extensions and renewals, using loan-specific interest rates and repayment schedules including estimated prepayment rates and loss recovery timing delays. The model incorporates forecasts of certain national macroeconomic factors (reasonable and supportable forecasts), which drive correlated Probability of Default (PD) and Loss Given Default (LGD) rates, which in turn, drive the losses predicted in establishing the Company’s 2022 collective ACL. Management accounts for the inherent uncertainty of the underlying economic forecast by reviewing and weighting alternate forecast scenarios. PD and LGD rates along with prepayment rates and loss recovery time delays are determined at a loan class level making use of both internal and peer historical loss rate data. For periods beyond the reasonable and supportable forecast period, the Company reverts to historical long-term average loss rates on a straight-line basis. The length of the forecast period spans four quarters. The length of the reversion period is based on management’s assessment of the length and pattern of the current economic cycle and typically ranges from four to eight quarters. Additionally, the 2022 collective ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience.

We identified the assessment of the 2022 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge in the industry, and subjective and complex auditor judgment was involved in the assessment of the 2022 collective ACL. Specifically, the assessment encompassed the evaluation of the 2022 collective ACL methodology, including (1) the DCF model and significant assumptions: PD, LGD, prepayment rates, discount rates, loss recovery time delays, the use of peer data, portfolio segmentation, the length and weighting of the reasonable and supportable forecast, and the reversion period, and (2) the qualitative risk factors. The assessment also included an evaluation of the conceptual soundness and performance of the underlying models and assumptions. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the 2022 collective ACL estimate, including controls over the:

■Development of the 2022 collective ACL methodology

■Continued use and appropriateness of changes made to the DCF model

■Performance monitoring of the DCF model

■Identification and determination of the significant assumptions used in the DCF model

■	Continued use and appropriateness of changes made to the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors

■Analysis of the overall ACL results, trends, and ratios.

We evaluated the Company’s process to develop the 2022 collective ACL estimate by testing certain sources of data, factors, and significant assumptions that the Company used, and considered the relevance and reliability of such data, factors, and significant assumptions, including an evaluation of whether additional factors or alternative assumptions should be used. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

■	Evaluating the Company’s 2022 collective ACL methodology for compliance with U.S. generally accepted accounting principles
■	Assessing the conceptual soundness and performance testing of the DCF model by inspecting the model documentation to determine whether the models are suitable for their intended use
■

Evaluating judgments made by the Company in the continued use and appropriateness of changes made to the PD, LGD, prepayment rates, loss recovery time delays, use of peer data, and the reversion period assumptions by comparing them to relevant Company-specific metrics and trends, and the applicable industry and regulatory practices

■

Evaluating the selection of methodology used to develop the economic forecast scenarios, including the weighting of the scenarios, and underlying assumptions, by comparing it to the Company’s business environment and relevant industry practices

■	Determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
■

Evaluating the methodology used to develop the qualitative factors and the effect of those factors on the 2022 collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying DCF model.

We also assessed the sufficiency of the audit evidence obtained related to the 2022 collective ACL estimate by evaluating the:

■Cumulative results of the audit procedures

■Qualitative aspects of the Company’s accounting practices

■Potential bias in the accounting estimates.

Initial Fair Value measurement of Community Bancorporation, the parent company of Rock Canyon Bank (RCB), and Bancshares of Jackson Hole Incorporated, the parent company of Bank of Jackson Hole (BOJH), core deposit intangible assets and loan portfolios

As discussed in note 4 to the consolidated financial statements, on September 1, 2022, the Company completed its acquisition of Community Bancorporation and its wholly owned subsidiary, Rock Canyon Bank (“CB”). The value of the transaction consideration was approximately $140.4 million. On October 1, 2022, the Company completed its acquisition of Bancshares of Jackson Hole Incorporated and its wholly owned subsidiary, Bank of Jackson Hole. The value of the transaction consideration was approximately $213.4 million. Both transactions were accounted for as a business combination with the assets acquired and liabilities assumed being measured based on their estimated fair values. As a result of the RCB transaction, the Company acquired a loan portfolio, as well as recognized a core deposit intangible (CDI) asset, with acquisition-date fair values of $535 million and $13 million, respectively. As a result of the BOJH transaction, the Company acquired a loan portfolio, as well as recognized a CDI asset, with acquisition-date fair values of $1.2 billion and $29 million, respectively. The fair value of acquired loans was based on a discounted cash flow methodology that considered the loans’ underlying characteristics including account type, remaining terms of a loan, annual interest rates or coupon, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposure, and remaining balance. The fair value of the CDI assets were valued utilizing a discounted cash flow methodology based upon assumptions regarding retained balances, such as account retention rate and growth rates, interest expense, including maintenance costs, and alternative costs of funding.

We identified, for both acquisitions referenced, the fair value measurement of acquired loans and CDI assets, as a critical audit matter. These fair value measurements involved a high degree of measurement uncertainty and subjectivity, which required specialized skills and knowledge to evaluate. Specifically, the assessment of these fair value measurements encompassed the evaluation of the methodologies used to measure (1) the fair value of acquired loans, including the significant assumptions of market implied credit losses of probability of default and loss given default; and (2) the fair value of the CDI assets, including the significant assumptions of alternative costs of funds. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurement of acquired loans and CDI assets, including controls over:

■Development of the fair value methodologies

■Identification and determination of the significant assumptions

■Assessment of the overall fair value measurements

We evaluated the Company’s process to develop the fair value measurement of acquired loans and the CDI assets by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in:

■	Evaluating the overall fair value methodology used by the Company to estimate the fair value for acquired loans and the CDI assets for compliance with U.S. generally accepted accounting principles
■	Developing independent ranges of fair value for acquired loans, including the development of independent assumptions utilizing market data for implied credit loss assumptions
■	Assessing the Company’s estimate of fair value for acquired loans by comparing it to the independently developed ranges
■	Developing independent ranges for the CDI alternative cost of funds assumption by utilizing market data specific for the related assumption; and
■

Assessing the Company’s estimate of fair value for the CDI assets by comparing the alternative cost of funds assumption to independently developed ranges, and evaluating other underlying assumptions, by comparing them to the Company’s business environment and relevant industry practices.

We also assessed the sufficiency of the audit evidence obtained related to the fair value measurement of acquired loans and the CDI assets by evaluating the:

■Cumulative results of the audit procedures

■Qualitative aspects of the Company’s accounting practices and

■Potential bias in the accounting estimates.

We have served as the Company’s auditor since 2010.

Kansas City, Missouri

February 28, 2023

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2022 and 2021

(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$194,756	$845,195
Interest bearing bank deposits	749	500
Cash and cash equivalents	195,505	845,695
Investment securities available-for-sale (at fair value)	706,289	691,847
Investment securities held-to-maturity (fair value of $559,924 and $599,260 at December 31, 2022 and December 31, 2021, respectively)	651,527	609,012
Non-marketable securities	89,049	50,740
Loans	7,220,469	4,513,383
Allowance for credit losses	(89,553)	(49,694)
Loans, net	7,130,916	4,463,689
Loans held for sale	22,767	139,142
Other real estate owned	3,731	7,005
Premises and equipment, net	136,111	96,747
Goodwill	279,132	115,027
Intangible assets, net	59,887	12,322
Other assets	298,329	182,785
Total assets	$9,573,243	$7,214,011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$3,134,716	$2,506,265
Interest bearing demand deposits	913,852	555,401
Savings and money market	2,950,658	2,332,591
Time deposits	873,400	833,916
Total deposits	7,872,626	6,228,173
Securities sold under agreements to repurchase	20,214	22,768
Long-term debt, net	53,890	39,478
Federal Home Loan Bank advances	385,000	—
Other liabilities	149,311	83,486
Total liabilities	8,481,041	6,373,905
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 37,608,519 and 29,958,764 shares outstanding at December 31, 2022 and December 31, 2021, respectively	515	515
Additional paid-in capital	1,159,508	1,014,294
Retained earnings	330,721	289,876
Treasury stock of 13,714,251 and 21,384,676 shares at December 31, 2022 and December 31, 2021, respectively, at cost	(310,338)	(457,616)
Accumulated other comprehensive loss, net of tax	(88,204)	(6,963)
Total shareholders’ equity	1,092,202	840,106
Total liabilities and shareholders’ equity	$9,573,243	$7,214,011

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands, except share and per share data)

	2022	2021	2020
Interest and dividend income:
Interest and fees on loans	$255,672	$181,816	$200,026
Interest and dividends on investment securities	24,200	17,325	16,505
Dividends on non-marketable securities	1,034	838	1,157
Interest on interest-bearing bank deposits	3,782	986	314
Total interest and dividend income	284,688	200,965	218,002
Interest expense:
Interest on deposits	14,596	13,602	23,629
Interest on borrowings	3,257	219	1,427
Total interest expense	17,853	13,821	25,056
Net interest income before provision for credit losses	266,835	187,144	192,946
Allowance for credit loss expense (release)	36,729	(9,293)	17,630
Net interest income after provision for credit losses	230,106	196,437	175,316
Non-interest income:
Service charges	16,357	14,894	14,962
Bank card fees	18,299	17,693	15,446
Mortgage banking income	23,774	63,360	102,384
Bank-owned life insurance income	2,272	2,208	2,360
Other non-interest income	6,603	12,174	4,719
OREO-related income	7	35	387
Total non-interest income	67,312	110,364	140,258
Non-interest expense:
Salaries and benefits	124,971	127,504	141,170
Occupancy and equipment	31,496	25,283	27,473
Data processing	12,657	9,310	9,042
Marketing and business development	3,821	2,509	2,802
FDIC deposit insurance	2,121	1,850	1,168
Bank card expenses	5,480	5,177	4,388
Professional fees	14,418	5,423	2,946
Other non-interest expense	14,332	10,414	10,547
Problem asset workout	248	2,063	3,148
Gain on OREO sales, net	(648)	(475)	(38)
Core deposit and wealth management intangible assets amortization	2,338	1,183	1,183
Banking center consolidation-related expense	—	1,589	2,348
Total non-interest expense	211,234	191,830	206,177
Income before income taxes	86,184	114,971	109,397
Income tax expense	14,910	21,365	20,806
Net income	$71,274	$93,606	$88,591
Earnings per share—basic	$2.20	$3.04	$2.87
Earnings per share—diluted	2.18	3.01	2.85
Weighted average number of common shares outstanding:
Basic	32,360,005	30,727,566	30,857,086
Diluted	32,680,932	31,068,159	31,075,857

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
Net income	$71,274	$93,606	$88,591
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $24,297, $5,034, and ($2,634) for the years ended 2022, 2021 and 2020, respectively.	(79,312)	(16,186)	8,482
Less: amortization of net unrealized holding losses to income, net of tax benefit of $95, $168, and $248 for the years ended 2022, 2021 and 2020, respectively.	(303)	(543)	(778)
Cash flow hedges:
Net unrealized losses arising during the period, net of tax benefit of $524, $0, and $0 for the years ended 2022, 2021 and 2020, respectively.	(1,721)	—	—
Less: reclassification adjustment for losses included in net income, net of tax benefit of $28, $0, and $0 for the years ended 2022, 2021, and 2020, respectively.	95	—	—
Other comprehensive (loss) income	(81,241)	(16,729)	7,704
Comprehensive (loss) income	$(9,967)	$76,877	$96,295

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended 2022, 2021 and 2020

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2019	$515	$1,009,223	$164,082	$(408,962)	$2,062	$766,920
Cumulative effect adjustment(1)	—	—	(4,623)	—	—	(4,623)
Net income	—	—	88,591	—	—	88,591
Stock-based compensation	—	5,299	—	—	—	5,299
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,588, net	—	(3,160)	—	4,311	—	1,151
Repurchase of 734,117 shares	—	—	—	(19,476)	—	(19,476)
Cash dividends declared ($0.80 per share)	—	—	(24,875)	—	—	(24,875)
Other comprehensive income	—	—	—	—	7,704	7,704
Balance, December 31, 2020	$515	$1,011,362	$223,175	$(424,127)	$9,766	$820,691
Net income	—	—	93,606	—	—	93,606
Stock-based compensation	—	5,541	—	—	—	5,541
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,661, net	—	(2,609)	—	2,911	—	302
Repurchase of 912,213 shares	—	—	—	(36,400)	—	(36,400)
Cash dividends declared ($0.87 per share)	—	—	(26,905)	—	—	(26,905)
Other comprehensive loss	—	—	—	—	(16,729)	(16,729)
Balance, December 31, 2021	$515	$1,014,294	$289,876	$(457,616)	$(6,963)	$840,106
Net income	—	—	71,274	—	—	71,274
Stock-based compensation	—	6,059	—	—	—	6,059
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,111, net	—	(2,812)	—	2,514	—	(298)
Reissuance of treasury stock of 3,096,745 for acquisition of Community Bancorporation	—	63,630	—	60,642	—	124,272
Reissuance of treasury stock of 4,391,964 for acquisition of Bancshares of Jackson Hole	—	78,337	—	84,122	—	162,459
Cash dividends declared ($0.94 per share)	—	—	(30,429)	—	—	(30,429)
Other comprehensive loss	—	—	—	—	(81,241)	(81,241)
Balance, December 31, 2022	$515	$1,159,508	$330,721	$(310,338)	$(88,204)	$1,092,202

(1)

Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments. Refer to note 3 – Recent Accounting Pronouncements of our consolidated financial statements for further details.

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$71,274	$93,606	$88,591
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision expense (release) for loan losses	36,729	(9,293)	17,630
Depreciation and amortization	16,448	13,585	14,449
Change in current income tax receivable	(3,880)	1,045	(2,371)
Change in deferred income taxes	(17,280)	(226)	3,477
Net excess tax (benefit) expense from stock-based compensation	(294)	(644)	51
Discount accretion, net of premium amortization on securities	1,111	4,335	3,374
Gain on sale of mortgages, net	(19,747)	(56,946)	(98,250)
Origination of loans held for sale, net of repayments	(810,061)	(1,867,734)	(2,376,660)
Proceeds from sales of loans held for sale	955,044	2,041,158	2,348,166
Originations of mortgage serving rights	(4,187)	(7,882)	(10,354)
Proceeds from sales of mortgage servicing rights	—	11,375	—
Gain on sale of mortgage servicing rights	—	(1,290)	—
Impairment on other real estate owned	505	799	470
Impairment on fixed assets related to banking center consolidations	118	1,553	1,631
Gain on sale of fixed assets	(1,674)	(3,768)	—
Gain from banking center divestiture	—	(778)	—
Stock-based compensation	6,059	5,541	5,299
Acquisition-related costs	15,067	—	—
Operating lease payments	(5,036)	(5,099)	(5,414)
Change in other assets	(26,960)	11,235	(31,008)
Change in other liabilities	1,398	(51,070)	34,707
Net cash provided by (used in) operating activities	214,634	179,502	(6,212)
Cash flows from investing activities:
Proceeds from non-marketable securities	4,175	2,006	13,709
Proceeds from maturities of investment securities available-for-sale	141,892	235,860	271,508
Proceeds from maturities of investment securities held-to-maturity	133,363	161,923	88,071
Proceeds from sales of investment securities available-for-sale	128,430	—	—
Proceeds from sales of other real estate owned	3,564	1,917	3,671
Purchase of non-marketable securities	(37,271)	(27,688)	(4,107)
Purchase of investment securities available-for-sale	(259,846)	(288,580)	(286,130)
Purchase of investment securities held-to-maturity	(101,699)	(397,758)	(284,170)
(Purchases) sales of premises and equipment, net	(12,430)	5,146	(4,352)
Net (increase) decrease in loans	(987,511)	(166,662)	49,209
Proceeds from the sale of loans	933	—	—
Net cash activity from acquisitions	234,263	—	—
Net cash used in investing activities	(752,137)	(473,836)	(152,591)
Cash flows from financing activities:
Net (decrease) increase in deposits	(465,818)	552,719	939,100
Net decrease in repurchase agreements and other short-term borrowings	(2,554)	(129)	(34,038)
Proceeds from long-term debt	—	40,000	—
Payment of long-term debt issuance costs	—	(535)	—
Advances from FHLB	570,500	—	947,431
FHLB repayments	(185,500)	—	(1,155,106)
Issuance of stock under purchase and equity compensation plans	(1,481)	(2,267)	(749)
Proceeds from exercise of stock options	1,102	2,489	1,832
Payment of dividends	(30,447)	(26,888)	(24,816)
Repurchase of common stock	—	(36,400)	(19,476)
Net cash (used in) provided by financing activities	(114,198)	528,989	654,178
(Decrease) increase in cash, cash equivalents and restricted cash(1)	(651,701)	234,655	495,375
Cash, cash equivalents and restricted cash at beginning of the year(1)	850,220	615,565	120,190
Cash, cash equivalents and restricted cash at end of period(1)	$198,519	$850,220	$615,565
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$18,597	$16,638	$27,622
Net tax payments	11,302	15,389	22,111
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	147	4,516	1,533
(Decrease) increase in loans purchased but not settled	—	—	(16,351)
Loans transferred from loans held for sale to loans	5,288	7,807	3,625
Treasury stock reissued for acquisition - RCB	60,642	—	—
Treasury stock reissued for acquisition - BOJH	84,122	—	—

(1)

Included in restricted cash at December 31, 2022, 2021 and 2020 is $3.0 million, $4.5 million and $10.0 million, respectively, placed in escrow for certain potential liabilities, for which the Company is indemnified, resulting from the Peoples acquisition. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition.

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

Note 1 Basis of Presentation

National Bank Holdings Corporation is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and Bank of Jackson Hole Trust. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve System, and Bank of Jackson Hole Trust is a Wyoming state-charted bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 95 banking centers as of December 31, 2022, located primarily in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NBH Bank and Bank of Jackson Hole Trust. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and, where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. All amounts are in thousands, except share data, or as otherwise noted.

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

c) Non-marketable securities— Non-marketable securities include FRB stock, FHLB stock and other non-marketable securities. FRB and FHLB securities have been acquired for debt facility or regulatory purposes and are carried at cost. Other non-marketable securities include equity method investments in which the Company’s proportionate share of income or loss is recognized one quarter in arrears in other non-interest income in the consolidated statements of operations. Equity method investments are periodically evaluated for impairment. If impairment is deemed other than temporary, the Company will reduce the carrying value of the investment to the extent it is not recoverable. Other non-marketable securities also include direct investments in convertible preferred stock. As the convertible preferred stock does not have a readily determinable fair value, it is carried at cost and evaluated periodically for impairment. Impairments of convertible preferred stock will be reflected in earnings in the period in which the cost basis of the investment exceeds fair value.

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

Acquired loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination are PCD loans. The net premium or discount on PCD loans is adjusted by our allowance for credit losses recorded at the time of acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using the level yield method. The net premium or discount on non-PCD loans, that includes credit quality and interest rate considerations, is accreted or amortized into interest income over the remaining life of the loan using the level yield method. The Company then records the necessary allowance for credit losses on the non-PCD loans through provision for credit losses expense.

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

e) Loans held for sale—The Company has elected to record loans originated and intended for sale in the secondary market at estimated fair value. The Company estimates fair value based on quoted market prices for similar loans in the secondary market. Gains or losses are recognized upon sale and are included as a component of mortgage banking income in the consolidated statements of operations. Loans held for sale have primarily been fixed rate single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within 45 days. Currently, conventional loans in states where the banks have market presence may be sold with servicing retained or with servicing released. Government loans and conventional loans in states where the banks do not have a market presence are generally sold with servicing released. Under limited circumstances, buyers may have recourse to return a purchased loan to the Company. Recourse conditions may include early payoff, early payment default, breach of representations or warranties, or documentation deficiencies in the underwriting process.

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

f) Allowance for credit losses—The ACL represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified four primary loan segments that are further stratified into 11 loan classes to provide more granularity in analyzing loss history based upon specific loss drivers and risk factors affecting each loan class. Generally, the underlying risk of loss for each of these loan classes will follow certain norms/trends in various economic environments. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Those loans include loans on non-accrual status, loans in bankruptcy, and TDRs described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted expected cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral-dependent loans.

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

Small Business Administration servicing assets are related to loans sold where servicing is retained in exchange for a fee. SBA servicing assets are valued utilizing a discounted cash flow methodology based upon assumptions regarding retained balances, such as account retention rate and growth rates, interest expense including maintenance costs, alternative costs of funding, pre-payment speeds and defaults discounted at a market-based discount rate. The valuation methodology was applied to each loan individually based upon its specific characteristics. The SBA servicing rights asset will be amortized over the life of the underlying portfolio.

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

The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses based on a combination of factors. Such factors incorporate actual and historic loss history, delinquency trends or other deficiencies found in the portfolio and economic conditions. The Company establishes a reserve at the time loans are sold and updates the reserve estimate quarterly during the estimated loan life. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

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

k) Bank-owned life insurance—The Company is the owner and beneficiary of bank-owned life insurance ("BOLI”) policies that it purchased on certain associates of the Company or acquired through our acquisitions. The BOLI policies are carried at net realizable value with changes in net realizable value recorded in non-interest income in the consolidated statements of operations.

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

p) Interest Rate Swap Derivatives—The Company carries all derivatives in the statement of financial condition at fair value. All derivative instruments are recognized as either assets or liabilities depending on the rights or obligations under the contracts. All gains and losses on the fair value hedge derivatives due to changes in fair value are recognized in earnings each period. For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings.

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

Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). The depositor relationship related to deposit liabilities, as well as the client relationship related to assets under management, known as the core deposit and wealth management intangible assets, respectively, may be exchanged in observable exchange transactions. As a result, the core deposit and wealth management intangible assets are considered identifiable, because the separability criterion has been met.

Note 3 Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 was effective upon issuance and can be adopted during any interim period. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 deferred the sunset date to December 31, 2024. Topic 848 provides optional expedients and guidance for applying generally accepted accounting principles to contract modifications and hedging relationships, if certain criteria are met, that reference LIBOR or any other reference rate that is expected to be discontinued. To address reference rate reform, the Company established a LIBOR transition subcommittee in January of 2020 to identify exposure to reference rates within loan and derivative contracts. The Company had no exposure to LIBOR tenors that were discontinued as of January 1, 2022. For tenors expiring on future dates the Company is working to ensure all documentation includes contingency terms, if necessary, that may be utilized at such time when the LIBOR is discontinued. Beginning January 1, 2022, the Company no longer originated loans using LIBOR as a reference rate. The Company has assessed, and will continue to evaluate, the impact from ASU 2020-04 and does not expect the adoption of ASU 2020-04, or any updates issued to date, to have a material impact on its financial statements.

Financial Instruments - Credit Losses—In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current incurred loss methodology for recognizing credit losses with a CECL model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates. Additionally, the update amends the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. We adopted ASU 2016-13 on January 1, 2020 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2020 are presented under ASU

2016-13. Upon adoption, the Company recognized a $5.8 million increase in the allowance for credit losses with a corresponding reduction to retained earnings, net of tax, of $4.6 million. Since the investment securities portfolio was comprised of mortgage-backed securities issued by government sponsored entities as of January 1, 2020, no credit loss allowance was required upon adoption.

Other Pronouncements— The Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement with no material impact on its financial statements.

Note 4 Acquisition Activities

During 2022, the Company completed the acquisitions of Community Bancorportion, the bank holding company for Rock Canyon Bank, and Bancshares of Jackson Hole, the bank holding company for Bank of Jackson Hole. The Company determined that the acquisitions constitute business combinations as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisitions, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Actual results could differ materially. The Company has made the determination of fair values using the best information available at the time; however, purchase accounting is not complete and the assumptions used are subject to change and, if changed, could have a material effect on the Company's financial position and results of operations.

Rock Canyon Bank

On September 1, 2022, the Company completed its acquisition of Community Bancorporation, the bank holding company of Utah-based Rock Canyon Bank. Immediately following the completion of the acquisition, RCB merged into NBH Bank. Pursuant to the merger agreement executed in April 2022, the Company paid $16.1 million of cash consideration and issued 3,096,745 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Community Bancorporation. The transaction was valued at $140.4 million in the aggregate, based on the Company’s closing price of $40.13 on August 31, 2022. The acquisition added seven banking centers to the Company’s footprint within the Provo and Greater Salt Lake City regions.

RCB acquisition-related costs totaled $12.3 million for the year ended December 31, 2022, including a Day 1 CECL provision expense of $5.4 million. The results of RCB are included in the results of the Company subsequent to the acquisition date.

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

Core deposit and other intangibles—The Company recorded a core deposit intangible asset of $13.3 million and an SBA servicing rights asset of $3.1 million. The core deposit intangible was valued utilizing a discounted cash flow methodology based upon assumptions regarding retained balances, such as account retention rate and growth rates, interest expense including maintenance costs, and alternative costs of funding. The discount rate applied is consistent to that applied to loans above. The SBA servicing asset was valued using a discounted cash flow methodology that included assumptions for pre-payment speeds and defaults discounted at a market-based discount rate. The valuation methodology was applied to each loan individually based upon its specific characteristics.

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

Accounting for acquired loans

A Day 1 CECL allowance for credit losses on the non-PCD loans was recorded through provision for credit loss expense within the consolidated statements of operations. At the date of acquisition, of the $537.7 million of loans acquired from RCB, $11.1 million, or 2.1% of RCB’s loan portfolio, were accounted for as PCD loans. The gross contractual amounts receivable of PCD loans, inclusive of all principal and interest, was $13.8 million, including $2.1 million of loans previously charged off by RCB. The Company’s best estimate of the contractual principal and interest cash flows for PCD loans not expected to be collected was $4.5 million, including $2.1 million of loans previously charged off by RCB.

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

Bank of Jackson Hole

On October 1, 2022, the Company completed its acquisition of Bancshares of Jackson Hole, the bank holding company of Wyoming-based Bank of Jackson Hole. Pursuant to the merger agreement executed in March 2022, the Company paid $51.0 million of cash consideration and issued 4,391,964 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Bancshares of Jackson Hole. The transaction was valued at $213.4 million in the aggregate, based on the Company’s closing price of $36.99 on September 30, 2022. The acquisition added 12 banking centers with operations in Wyoming and Idaho. Immediately following the closing of the acquisition, BOJH sold substantially of all its assets and liabilities to NBH Bank, with the exception of assets and liabilities related to its trust business. Effective October 1, 2022, BOJH was renamed as Bank of Jackson Hole Trust.

BOJH acquisition-related costs totaled $24.5 million for the year ended December 31, 2022, including a Day 1 CECL provision expense of $16.3 million. The results of BOJH are included in the results of the Company subsequent to the acquisition date.

The table below summarizes preliminary net assets acquired (at fair value) and consideration transferred in connection with the BOJH acquisition:

October 1, 2022
Assets:
Cash and due from banks	$40,509
Investment securities	203,728
Non-marketable securities	3,104
Loans, net	1,185,699
Loans held for sale	504
Premises and equipment	30,318
Core deposit and other intangibles	30,696
Other assets	31,970
Total assets acquired	1,526,528

Liabilities:
Total deposits	1,375,593
Long-term debt	39,229
Fed funds purchased	25
Other liabilities	9,483
Total liabilities assumed	1,424,330

Identifiable net assets acquired	$102,198

Consideration:
NBHC common stock paid, closing price of $36.99 on September 30, 2022	$162,459
Cash	50,989
Total	213,448

Goodwill	$111,250

In connection with the BOJH acquisition, the Company recorded $111.3 million of goodwill. The amount of goodwill recorded reflects the expanded market presence, synergies and operational efficiencies that are expected to result from the acquisition. The Company transferred $75.3 million of available-for-sale securities to held-to-maturity as of Day 1. The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks—The carrying amount of these assets was deemed a reasonable estimate of fair value based on the short-term nature of these assets.

Investment securities— The investment securities portfolio was fair valued on Day 1 utilizing third-party pricing services. A portion of the investment securities portfolio was sold upon acquisition, and the remaining securities were transferred to held-to-maturity.

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

Core deposit and other intangibles—The Company recorded a core deposit intangible asset of $29.4 million and a wealth management intangible of $1.3 million. The core deposit intangible was valued utilizing a discounted cash flow methodology based upon assumptions regarding retained balances, such as account retention rate and growth rates, interest expense including maintenance costs, and alternative costs of funding. The discount rate applied is consistent to that applied to loans above. The fair value for the wealth management client relationships intangible was based on a multi-period excess earnings method (“MPEEM”), which utilized a contributory asset analysis to ascertain a fair return on investment of all the assets used in the production of income associated with the specific intangible asset. The sum of the resulting net, or excess, earnings attributable to the client relationships was then discounted to present value utilizing an appropriate discount rate.

The core deposit intangible and wealth management intangible will be amortized straight-line over ten years.

Deposits—By definition, the fair value of demand and saving deposits equals the amount payable. For time deposits acquired, the Company utilized an income approach, discounting the contractual cash flows on the instruments over their remaining contractual lives at prevailing market rates.

Long-term debt—The Company fair valued the subordinated debt using a market interest rate based on similar securities at acquisition date. The Company modeled out the future cash flows over the term of the debt using the forward interest rate curve at acquisition date, and then discounted the cash flows using rates from similar transactions at or near acquisition date.

The fair value of the acquired assets and liabilities noted in the table may change during the provisional period, which may last up to twelve months subsequent to the acquisition date. The Company may obtain additional information to refine the valuation of the acquired assets and liabilities and adjust the recorded fair value.

Accounting for acquired loans

A Day 1 CECL allowance for credit losses on the non-PCD loans was recorded through provision for credit loss expense within the consolidated statements of operations. At the date of acquisition, of the $1.2 billion of loans acquired from BOJH, $13.9 million, or 1.1% of BOJH’s loan portfolio, were accounted for as PCD loans. The gross contractual amounts receivable of PCD loans, inclusive of all principal and interest, was $14.0 million, including $0.5 million of loans previously charged off by BOJH. The Company’s best estimate of the contractual cash flows for PCD loans not expected to be collected was $3.8 million.

The following table provides a summary of PCD loans purchased as part of the BOJH acquisition as of the acquisition date:

	Commercial	Commercial real estate non-owner occupied	Residential real estate	Consumer	Total
Unpaid principal balance	$5,061	$8,353	$476	$12	$13,902
PCD allowance for credit loss at acquisition	(151)	(3,557)	(55)	(1)	(3,764)
Discount on acquired loans	(336)	(226)	(16)	—	(578)
Purchase price of PCD loans	$4,574	$4,570	$405	$11	$9,560

The Company has determined that it is impractical to report the amounts of revenue and earnings of legacy BOJH since the acquisition date due to the integration of certain processes occurring shortly after the acquisition date. Such amounts would require significant estimates that cannot be objectively made.

Unaudited Pro forma information

The following unaudited pro forma information combines the historical results of RCB, BOJH and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. If the RCB and BOJH acquisitions had been completed on January 1, 2021, pro forma total revenue for the Company would have been approximately $419.1 million and $398.7 million for the years ended December 31, 2022 and 2021, respectively. Pro forma net income for the Company would have been approximately $120.5 million and $103.5 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, pro forma basic and diluted earnings per share for the Company would have been $3.19 and $3.17, respectively. For the year ended December 31, 2021, pro forma basic and diluted earnings per share for the

Company would have been $2.70 and $2.68, respectively. For the year ended December 31, 2022, the pro forma information reflects adjustments made to exclude acquisition-related expenses of the Company totaling $36.8 million and estimated acquisition-related expenses incurred by RCB and BOJH prior to the acquisition date totaling $4.9 million. Day 1 provision expense was included in 2021 to reflect the assumption of the acquisition timing noted above. Adjustments also included estimated net accretion of loan and investment marks of $8.8 million and $11.8 million for the years ended December 31, 2022 and 2021, respectively, estimated net amortization of fair value marks on long term debt of $0.2 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, estimated accretion of fair value marks on time deposits of $0.2 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, and estimated amortization of acquired identifiable intangibles of $3.3 million and $4.4 million for the years ended December 31, 2022 and 2021, respectively.

The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired RCB and BOJH during the periods presented.

Note 5 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.4 billion at December 31, 2022 and included $0.7 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities. At December 31, 2021, investment securities totaled $1.3 billion and included $0.7 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	December 31, 2022
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,031	$—	$(2,643)	$71,388
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	263,939	1	(37,809)	226,131
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	478,866	—	(72,940)	405,926
Municipal securities	155	—	(2)	153
Corporate debt	2,000	—	(80)	1,920
Other securities	771	—	—	771
Total investment securities available-for-sale	$819,762	$1	$(113,474)	$706,289

	December 31, 2021
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$231,523	$1,436	$(5,263)	$227,696
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	467,490	1,889	(8,045)	461,334
Municipal securities	230	7	—	237
Corporate debt	2,000	111	—	2,111
Other securities	469	—	—	469
Total investment securities available-for-sale	$701,712	$3,443	$(13,308)	$691,847

During 2022 and 2021, purchases of available-for-sale securities totaled $259.8 million and $288.6 million, respectively. Maturities and paydowns of available-for-sale securities during 2022 and 2021 totaled $141.9 million and $235.9 million, respectively. The Company sold $128.4 million of available-for-sale securities acquired through the BOJH acquisition. The remainder of the available-for-sale securities from the acquisition were transferred to held-to-maturity. There were no sales of available-for-sale securities during 2021.

At December 31, 2022 and 2021, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities. All mortgage-backed securities were backed by GSE collateral such as FHLMC and FNMA and the government owned agency GNMA.

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$71,388	$(2,643)	$—	$—	$71,388	$(2,643)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	83,748	(6,686)	141,272	(31,123)	225,020	(37,809)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	196,449	(22,809)	209,477	(50,131)	405,926	(72,940)
Municipal securities	153	(2)	—	—	153	(2)
Corporate debt	1,920	(80)	—	—	1,920	(80)
Total	$353,658	$(32,220)	$350,749	$(81,254)	$704,407	$(113,474)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$163,579	$(4,404)	$22,852	$(859)	$186,431	$(5,263)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	237,759	(5,593)	48,750	(2,452)	286,509	(8,045)
Total	$401,338	$(9,997)	$71,602	$(3,311)	$472,940	$(13,308)

Management evaluated all of the available-for-sale securities in an unrealized loss position at December 31, 2022 and December 31, 2021. The portfolio included 244 securities, which were in an unrealized loss position at December 31, 2022, compared to 49 securities at December 31, 2021. The unrealized losses in the Company’s investment portfolio at December 31, 2022 and 2021 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $484.9 million and $363.4 million at December 31, 2022 and 2021, respectively. The Company may also pledge available-for-sale investment securities as collateral for FHLB advances. No securities were pledged for this purpose at December 31, 2022 or 2021.

A summary of the available-for-sale securities by maturity is shown in the following table as of December 31, 2022. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. Additionally, the Company holds other available-for-sale securities with an amortized cost and fair value of $0.8 million as of December 31, 2022 that have no stated contractual maturity date.

	December 31, 2022
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
After one but within five years	$74,031	$71,388	2.54%
Municipal securities
After one but within five years	155	153	3.17%
Corporate debt
After five but within ten years	2,000	1,920	5.87%

As of December 31, 2022 and December 31, 2021, AIR from available-for-sale investment securities totaled $1.5 million and $1.0 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,045	$—	$(1,416)	$47,629
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	339,815	163	(41,162)	298,816
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	262,667	—	(49,188)	213,479
Total investment securities held-to-maturity	$651,527	$163	$(91,766)	$559,924

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$312,916	$2,061	$(5,363)	$309,614
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	296,096	122	(6,572)	289,646
Total investment securities held-to-maturity	$609,012	$2,183	$(11,935)	$599,260

During 2022 and 2021, purchases of held-to-maturity securities totaled $101.7 million and $397.8 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $133.4 million and $161.9 million during 2022 and 2021, respectively. The Company sold a portion of the available-for-sale securities acquired through the BOJH acquisition. The Company transferred the remaining $75.3 million of available-for-sale securities acquired through the BOJH acquisition to held-to-maturity.

The held-to-maturity portfolio included 129 securities which were in an unrealized loss position at December 31, 2022, compared to 48 securities at December 31, 2021. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$47,629	$(1,416)	$—	$—	$47,629	$(1,416)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	83,323	(3,804)	182,159	(37,358)	265,482	(41,162)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	34,704	(1,145)	178,776	(48,043)	213,480	(49,188)
Total	$165,656	$(6,365)	$360,935	$(85,401)	$526,591	$(91,766)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$197,095	$(3,499)	$45,353	$(1,864)	$242,448	$(5,363)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	276,098	(6,572)	—	—	276,098	(6,572)
Total	$473,193	$(10,071)	$45,353	$(1,864)	$518,546	$(11,935)

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

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $355.3 million and $147.3 million at December 31, 2022 and December 31, 2021, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at December 31, 2022 or 2021.

A summary of the held-to-maturity securities by maturity is shown in the following table as of December 31, 2022. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below.

	December 31, 2022
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
After one but within five years	$49,045	$47,629	3.14%
Total	$49,045	$47,629

As of December 31, 2022 and December 31, 2021, AIR from held-to-maturity investment securities totaled $1.1 million and $0.9 million, respectively, and was included within other assets in the statements of financial condition.

Note 6 Non-marketable Securities

Non-marketable securities totaled $89.0 million and $50.7 million at December 31, 2022 and 2021, respectively, and included FRB stock, FHLB stock and other non-marketable securities. Proceeds from non-marketable securities totaled $4.2 million and $2.0 million during the years ended December 31, 2022 and 2021, respectively. Proceeds during 2022 included $4.0 million from redemptions of FHLB stock.

At December 31, 2022, the Company held $20.3 million of FHLB stock and $18.1 million of FRB stock for regulatory or debt facility purposes. During the year ended December 31, 2022, purchases of FHLB and FRB stock totaled $23.8 million, and the FHLB and FRB stock from the acquisitions of RCB and BOJH totaled $4.0 million. Redemptions of FHLB stock totaled $4.0 million during 2022. At December 31, 2021, the Company held $0.7 million of FHLB stock and $13.9 million of FRB stock. There were no purchases of FHLB or FRB stock during 2021. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost.

At December 31, 2022, other non-marketable securities totaled $50.7 million and consisted of equity method investments totaling $21.7 million and convertible preferred stock without a readily determinable fair value totaling $29.0 million. At December 31, 2021, other non-marketable securities totaled $36.2 million and consisted of equity method investments totaling $14.2 million and convertible preferred stock without a readily determinable fair value totaling $22.0 million. During the years ended December 31, 2022 and 2021, purchases of other non-marketable securities totaled $13.5 million and $27.7 million, respectively.

Note 7 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $38.8 million and $9.4 million at December 31, 2022 and 2021, respectively.

	December 31, 2022
	Total loans	% of total
Commercial	$4,251,780	58.9%
Commercial real estate non-owner occupied	1,696,050	23.5%
Residential real estate	1,251,281	17.3%
Consumer	21,358	0.3%
Total	$7,220,469	100.0%

	December 31, 2021
	Total loans	% of total
Commercial	$3,162,417	70.1%
Commercial real estate non-owner occupied	664,729	14.7%
Residential real estate	668,656	14.8%
Consumer	17,581	0.4%
Total	$4,513,383	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at December 31, 2022 and 2021:

	December 31, 2022
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$919	$53	$2,601	$3,573	$2,021,262	$2,024,835
Municipal and non-profit	—	—	—	—	959,626	959,626
Owner occupied commercial real estate	—	—	6,551	6,551	906,789	913,340
Food and agribusiness	699	—	2,148	2,847	351,132	353,979
Total commercial	1,618	53	11,300	12,971	4,238,809	4,251,780
Commercial real estate non-owner occupied:
Construction	—	—	—	—	341,325	341,325
Acquisition/development	—	—	—	—	129,102	129,102
Multifamily	—	—	—	—	213,677	213,677
Non-owner occupied	629	—	685	1,314	1,010,632	1,011,946
Total commercial real estate	629	—	685	1,314	1,694,736	1,696,050
Residential real estate:
Senior lien	446	—	4,174	4,620	1,149,728	1,154,348
Junior lien	255	—	341	596	96,337	96,933
Total residential real estate	701	—	4,515	5,216	1,246,065	1,251,281
Consumer	38	42	12	92	21,266	21,358
Total loans	$2,986	$95	$16,512	$19,593	$7,200,876	$7,220,469

	December 31, 2022
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,640	$961	$2,601
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	693	5,858	6,551
Food and agribusiness	455	1,693	2,148
Total commercial	2,788	8,512	11,300
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	685	—	685
Total commercial real estate	685	—	685
Residential real estate:
Senior lien	3,019	1,155	4,174
Junior lien	341	—	341
Total residential real estate	3,360	1,155	4,515
Consumer	12	—	12
Total loans	$6,845	$9,667	$16,512

	December 31, 2021
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$481	$—	$1,490	$1,971	$1,494,176	$1,496,147
Municipal and non-profit	202	—	—	202	928,843	929,045
Owner occupied commercial real estate	207	—	4,525	4,732	528,904	533,636
Food and agribusiness	89	—	64	153	203,436	203,589
Total commercial	979	—	6,079	7,058	3,155,359	3,162,417
Commercial real estate non-owner occupied:
Construction	—	—	—	—	86,126	86,126
Acquisition/development	—	—	—	—	9,609	9,609
Multifamily	—	—	—	—	92,174	92,174
Non-owner occupied	94	217	121	432	476,388	476,820
Total commercial real estate	94	217	121	432	664,297	664,729
Residential real estate:
Senior lien	399	198	4,251	4,848	609,780	614,628
Junior lien	179	—	374	553	53,475	54,028
Total residential real estate	578	198	4,625	5,401	663,255	668,656
Consumer	36	5	7	48	17,533	17,581
Total loans	$1,687	$420	$10,832	$12,939	$4,500,444	$4,513,383

	December 31, 2021
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,490	$—	$1,490
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	4,525	—	4,525
Food and agribusiness	64	—	64
Total commercial	6,079	—	6,079
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	121	—	121
Total commercial real estate	121	—	121
Residential real estate:
Senior lien	3,274	977	4,251
Junior lien	374	—	374
Total residential real estate	3,648	977	4,625
Consumer	7	—	7
Total loans	$9,855	$977	$10,832

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include non-accrual loans and TDRs on non-accrual status. There was no interest income recognized from non-accrual loans during the years ended December 31, 2022 and 2021.

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

The amortized cost basis for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following tables as of December 31, 2022 and 2021:

	December 31, 2022
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2022	2021	2020	2019	2018	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$528,180	$351,003	$129,453	$95,003	$101,951	$88,038	$688,398	$17,883	$1,999,909
Special mention	66	137	388	2,887	588	4,440	3,512	—	12,018
Substandard	34	7	1,882	200	189	10,270	50	30	12,662
Doubtful	—	—	246	—	—	—	—	—	246
Total commercial and industrial	528,280	351,147	131,969	98,090	102,728	102,748	691,960	17,913	2,024,835
Municipal and non-profit:
Pass	105,630	246,696	89,562	59,066	73,013	383,158	2,501	—	959,626
Total municipal and non-profit	105,630	246,696	89,562	59,066	73,013	383,158	2,501	—	959,626
Owner occupied commercial real estate:
Pass	263,635	203,628	100,522	92,653	70,447	121,448	24,930	894	878,157
Special mention	—	515	—	6,956	2,616	17,360	—	—	27,447
Substandard	—	—	1,185	4,612	—	931	—	234	6,962
Doubtful	—	—	—	85	108	581	—	—	774
Total owner occupied commercial real estate	263,635	204,143	101,707	104,306	73,171	140,320	24,930	1,128	913,340
Food and agribusiness:
Pass	36,505	23,907	25,285	11,035	19,689	31,210	191,785	1,663	341,079
Special mention	—	204	4,573	—	3,486	195	1,750	—	10,208
Substandard	—	1,747	—	12	—	324	—	173	2,256
Doubtful	—	186	250	—	—	—	—	—	436
Total food and agribusiness	36,505	26,044	30,108	11,047	23,175	31,729	193,535	1,836	353,979
Total commercial	934,050	828,030	353,346	272,509	272,087	657,955	912,926	20,877	4,251,780
Commercial real estate non-owner occupied:
Construction:
Pass	106,197	139,012	56,489	14,387	—	213	25,027	—	341,325
Total construction	106,197	139,012	56,489	14,387	—	213	25,027	—	341,325
Acquisition/development:
Pass	57,773	33,663	7,810	1,921	3,939	16,648	7,348	—	129,102
Total acquisition/development	57,773	33,663	7,810	1,921	3,939	16,648	7,348	—	129,102
Multifamily:
Pass	99,988	22,022	17,658	39,547	17,358	16,009	1,095	—	213,677
Total multifamily	99,988	22,022	17,658	39,547	17,358	16,009	1,095	—	213,677
Non-owner occupied
Pass	235,958	172,648	120,871	138,711	42,489	249,461	11,707	—	971,845
Special mention	—	—	7,313	4,048	3,947	12,658	—	—	27,966
Substandard	—	—	—	—	629	7,912	—	—	8,541
Doubtful	—	—	280	—	—	3,314	—	—	3,594
Total non-owner occupied	235,958	172,648	128,464	142,759	47,065	273,345	11,707	—	1,011,946
Total commercial real estate non-owner occupied	499,916	367,345	210,421	198,614	68,362	306,215	45,177	—	1,696,050
Residential real estate:
Senior lien
Pass	361,405	323,984	133,847	47,557	30,283	184,998	66,792	496	1,149,362
Special mention	—	—	—	—	—	362	—	—	362
Substandard	191	186	468	854	105	2,769	—	—	4,573
Doubtful	—	—	—	—	51	—	—	—	51
Total senior lien	361,596	324,170	134,315	48,411	30,439	188,129	66,792	496	1,154,348
Junior lien
Pass	6,429	5,977	3,010	4,163	1,726	3,773	69,059	1,286	95,423
Special mention	—	—	—	—	—	351	—	—	351
Substandard	9	—	89	—	54	242	305	251	950
Doubtful	—	—	—	—	—	—	—	209	209
Total junior lien	6,438	5,977	3,099	4,163	1,780	4,366	69,364	1,746	96,933
Total residential real estate	368,034	330,147	137,414	52,574	32,219	192,495	136,156	2,242	1,251,281
Consumer
Pass	8,576	4,816	2,209	607	282	531	4,292	33	21,346
Substandard	3	—	—	—	—	5	4	—	12
Total consumer	8,579	4,816	2,209	607	282	536	4,296	33	21,358
Total loans	$1,810,579	$1,530,338	$703,390	$524,304	$372,950	$1,157,201	$1,098,555	$23,152	$7,220,469

	December 31, 2021
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2021	2020	2019	2018	2017	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$424,813	$155,268	$146,420	$128,002	$49,408	$18,529	$519,678	$5,975	$1,448,093
Special mention	—	1,122	2,000	3,446	22,654	4,440	1,824	250	35,736
Substandard	—	99	89	744	10,399	303	105	—	11,739
Doubtful	—	375	—	54	49	101	—	—	579
Total commercial and industrial	424,813	156,864	148,509	132,246	82,510	23,373	521,607	6,225	1,496,147
Municipal and non-profit:
Pass	234,827	93,310	69,509	81,175	147,115	302,574	535	—	929,045
Total municipal and non-profit	234,827	93,310	69,509	81,175	147,115	302,574	535	—	929,045
Owner occupied commercial real estate:
Pass	122,641	81,072	84,359	71,183	48,086	77,100	13,666	1,688	499,795
Special mention	—	—	9,155	3,864	1,429	13,443	—	—	27,891
Substandard	—	1,192	1,527	—	220	2,028	—	—	4,967
Doubtful	—	389	550	—	—	44	—	—	983
Total owner occupied commercial real estate	122,641	82,653	95,591	75,047	49,735	92,615	13,666	1,688	533,636
Food and agribusiness:
Pass	11,245	20,606	6,966	21,427	2,443	24,047	107,978	24	194,736
Special mention	—	4,670	1,234	—	—	215	1,897	—	8,016
Substandard	—	—	—	—	259	578	—	—	837
Total food and agribusiness	11,245	25,276	8,200	21,427	2,702	24,840	109,875	24	203,589
Total commercial	793,526	358,103	321,809	309,895	282,062	443,402	645,683	7,937	3,162,417
Commercial real estate non-owner occupied:
Construction:
Pass	39,584	10,047	29,496	—	222	—	6,777	—	86,126
Total construction	39,584	10,047	29,496	—	222	—	6,777	—	86,126
Acquisition/development:
Pass	1,691	385	766	1,830	30	4,907	—	—	9,609
Total acquisition/development	1,691	385	766	1,830	30	4,907	—	—	9,609
Multifamily:
Pass	3,101	32,619	2,184	15,977	193	37,713	—	—	91,787
Special mention	—	—	—	—	—	387	—	—	387
Total multifamily	3,101	32,619	2,184	15,977	193	38,100	—	—	92,174
Non-owner occupied
Pass	59,060	58,964	122,452	18,425	92,349	95,265	557	—	447,072
Special mention	—	—	5,747	5,584	9,745	3,898	—	—	24,974
Substandard	—	—	—	729	—	4,045	—	—	4,774
Total non-owner occupied	59,060	58,964	128,199	24,738	102,094	103,208	557	—	476,820
Total commercial real estate non-owner occupied	103,436	102,015	160,645	42,545	102,539	146,215	7,334	—	664,729
Residential real estate:
Senior lien
Pass	223,120	100,476	38,696	21,889	29,554	177,051	18,278	188	609,252
Special mention	—	—	—	—	—	290	—	—	290
Substandard	44	325	684	318	299	3,416	—	—	5,086
Total senior lien	223,164	100,801	39,380	22,207	29,853	180,757	18,278	188	614,628
Junior lien
Pass	1,320	2,150	2,731	1,639	951	3,209	40,921	328	53,249
Special mention	—	—	—	—	—	—	24	322	346
Substandard	—	19	—	62	131	221	—	—	433
Total junior lien	1,320	2,169	2,731	1,701	1,082	3,430	40,945	650	54,028
Total residential real estate	224,484	102,970	42,111	23,908	30,935	184,187	59,223	838	668,656
Consumer:
Pass	8,815	3,528	1,241	631	131	557	2,653	19	17,575
Substandard	—	—	—	—	—	6	—	—	6
Total consumer	8,815	3,528	1,241	631	131	563	2,653	19	17,581
Total loans	$1,130,261	$566,616	$525,806	$376,979	$415,667	$774,367	$714,893	$8,794	$4,513,383

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at December 31, 2022 and 2021:

	December 31, 2022
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$2,869	$791	$3,660
Owner-occupied commercial real estate	6,711	1,346	8,057
Food and agribusiness	3,020	173	3,193
Total Commercial	12,600	2,310	14,910
Commercial real estate non owner-occupied
Non-owner occupied	8,561	—	8,561
Total commercial real estate	8,561	—	8,561
Residential real estate
Senior lien	2,806	—	2,806
Junior lien	460	—	460
Total residential real estate	3,266	—	3,266
Total loans	$24,427	$2,310	$26,737

	December 31, 2021
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$3,270	$1,261	$4,531
Owner-occupied commercial real estate	4,012	255	4,267
Total Commercial	7,282	1,516	8,798
Residential real estate
Senior lien	2,212	—	2,212
Total residential real estate	2,212	—	2,212
Total loans	$9,494	$1,516	$11,010

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

During 2022, the Company restructured 10 loans with an amortized cost basis of $1.1 million to facilitate repayment that are considered TDRs. Loan modifications were a reduction of the principal payment, a reduction in interest rate, or an extension of term. The tables below provide additional information related to accruing TDRs at December 31, 2022 and 2021:

	December 31, 2022
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$2,160	$2,348	$2,150	$150
Commercial real estate non-owner occupied	685	734	699	—
Residential real estate	1,809	1,867	1,964	—
Consumer	—	—	—	—
Total	$4,654	$4,949	$4,813	$150

	December 31, 2021
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$4,066	$4,472	$4,417	$—
Commercial real estate non-owner occupied	725	767	892	—
Residential real estate	2,395	2,468	2,781	—
Consumer	—	—	—	—
Total	$7,186	$7,707	$8,090	$—

The following table summarizes the Company’s carrying value of non-accrual TDRs as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Commercial	$356	$644
Commercial real estate non-owner occupied	81	117
Residential real estate	2,041	1,605
Consumer	—	—
Total non-accruing TDRs	$2,478	$2,366

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company did not have any TDRs that were modified within the past 12 months and had defaulted on their restructured terms during the years ended December 31, 2022 or 2021. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDRs.

Accounting for Acquired Loans

ASC Topic 805, Business Combinations, requires that acquired loans are recorded at fair value at the date of acquisition. The fair value for acquired loans at the time of acquisition is based on a variety of factors including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. Loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination are PCD loans. The net premium or discount on PCD loans is adjusted by our allowance for credit losses recorded at the time of acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using the level yield method. The net premium or discount on non-PCD loans, that includes credit quality and interest rate considerations, is accreted or amortized into interest income over the remaining life of the loan using the level yield method. The Company then records the necessary allowance for credit losses on the non-PCD loans through provision for credit losses expense.

Note 8 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Year ended December 31, 2022
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$31,256	$10,033	$8,056	$349	$49,694
Day 1 CECL provision expense	4,274	11,792	5,034	128	21,228
PCD allowance for credit loss at acquisition	2,408	3,559	270	1	6,238
Charge-offs	(1,340)	—	(2)	(845)	(2,187)
Recoveries	185	21	54	125	385
Provision expense for credit losses	825	6,645	5,894	831	14,195
Ending balance	$37,608	$32,050	$19,306	$589	$89,553

At the acquisition date, RCB and BOJH had $2.1 million and $0.5 million, respectively, of previously charged off loans for which the Company continued to have contractual rights to the cash flows. In accordance with ASC Topic 326, PCD loan accounting is to be applied by the acquirer whereby an allowance for credit losses should be recorded for this subset of loans at the acquisition date, and if deemed non-collectible, the loans are to be fully charged off on the acquirer’s books. Such amounts were fully reserved for, charged off on the acquisition date and excluded from the 2022 table above.

	Year ended December 31, 2021
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$30,376	$17,448	$11,492	$461	$59,777
Charge-offs	(1,171)	—	(24)	(621)	(1,816)
Recoveries	371	7	48	126	552
Provision expense (release) for credit losses	1,680	(7,422)	(3,460)	383	(8,819)
Ending balance	$31,256	$10,033	$8,056	$349	$49,694

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

Net charge-offs on loans during the year ended December 31, 2022 were $1.8 million. The Company recorded an increase in the allowance for credit losses of $39.9 million during 2022, which included a Day 1 provision expense of $21.2 million for the non-PCD RCB and BOJH acquired loan portfolios and a $6.2 million credit allowance for Day 1 acquired PCD loans. The remainder of the provision expense during the year was driven by strong loan growth and higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast.

Net charge-offs on loans during the year ended December 31, 2021 were $1.3 million. The Company recorded total provision release of $9.3 million during 2021, which included a provision release of $8.8 million for funded loans and a provision release of $0.5 million for unfunded loan commitments. Provision release was driven by strong asset quality and an improved outlook in the CECL model’s underlying economic forecast.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of December 31, 2022 and December 31, 2021, AIR from loans totaled $31.8 million and $15.7 million, respectively.

Note 9 Leases

Right-of-use (“ROU”) lease assets totaled $33.6 million and $19.7 million as of December 31, 2022 and 2021, respectively, and were included in other assets in the consolidated statements of financial condition. The related lease liabilities totaled $36.5 million and $20.3 million as of December 31, 2022 and 2021, respectively, and were included in other liabilities in the consolidated statements of financial condition. The Company recorded $5.1 million and $4.2 million of lease assets/liabilities related to the acquisitions of RCB and BOJH, respectively.

The Company has operating leases for banking centers, corporate offices and ATM locations, with remaining lease terms ranging from one year to 19 years. The Company only included reasonably certain renewal options in the lease terms. The weighted-average remaining lease term for our operating leases was 7.7 years and 4.7 years at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the weighted-average discount rates were 2.96% and 3.25%, respectively, utilizing the Company’s incremental FHLB borrowing rate for borrowings of a similar term at the date of lease commencement.

Rent expense totaled $5.2 million and $5.1 million for the years ended December 31, 2022 and 2021, respectively, and was recorded within occupancy and equipment in the consolidated statements of operations. Lease payments do not include non-lease components such as real estate taxes, insurance and common area maintenance.

Below is a summary of undiscounted future minimum lease payments as of December 31, 2022:

Years ending December 31,	Amount
2023	$6,219
2024	6,016
2025	4,709
2026	3,390
2027	3,097
Thereafter	21,663
Total lease payments	45,094
Less: Imputed interest	(8,580)
Present value of operating lease liabilities	$36,514

Note 10 Premises and Equipment

Premises and equipment consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Land	$40,245	$30,556
Buildings and improvements	112,188	86,201
Equipment	84,852	63,553
Total premises and equipment, at cost	237,285	180,310
Less: accumulated depreciation and amortization	(101,174)	(83,563)
Premises and equipment, net	$136,111	$96,747

The Company recorded $8.4 million, $7.3 million and $8.1 million of depreciation expense during 2022, 2021 and 2020, respectively, as a component of occupancy and equipment expense in the consolidated statements of operations. The Company disposed of $7.0 million, $13.7 million and $3.6 million of premises and equipment, net, during 2022, 2021 and 2020, respectively. The company recorded gains on sale of premises and equipment totaling $1.7 million and $3.8 million during the years ended December 31, 2022 and 2021, respectively, within other non-interest income in the consolidated statements of operations. During 2022, the Company had no impairment related to premises and equipment. During 2021, the Company recognized $1.6 million of impairment in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $6.0 million at the time of impairment. During 2020, the Company recognized $1.6 million of impairments included in non-interest expense in its consolidated statements of operations from the consolidation of 12 banking centers classified as held-for-sale totaling $8.0 million.

Note 11 Other Real Estate Owned

A summary of the activity in OREO during 2022 and 2021 is as follows:

	For the years ended December 31,
	2022	2021
Beginning balance	$7,005	$4,730
Transfers from loan portfolio, at fair value	147	4,516
Impairments	(505)	(799)
Sales	(2,916)	(1,442)
Ending balance	$3,731	$7,005

During the year ended December 31, 2022 and 2021, the Company sold OREO properties with net book balances of $2.9 million and $1.4 million, respectively. Sales of OREO properties resulted in net OREO gains of $0.6 million and $0.5 million which were included within gain on OREO sales, net in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, impairments included $279 thousand recorded within problem asset workout in the consolidated statements of operations and $226 thousand included within other liabilities in the statements of financial condition to reduce the payable for an SBA redemption agreement. During the year ended December 31, 2021, impairments totaled $0.8 million recorded within problem asset workout in the consolidated statements of operations.

Note 12 Goodwill and Intangible Assets

Goodwill, core deposit and wealth management intangibles

In connection with our eight acquisitions to date, the Company has recorded goodwill of $279.1 million. The Company recorded goodwill of $52.9 million, a core deposit intangible of $13.3 million, and an SBA servicing asset of $3.1 million related to the acquisition of RCB. The BOJH acquisition added goodwill of $111.3 million, a core deposit intangible of $29.4 million and a wealth management intangible of $1.3 million. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the years ended December 31, 2022 or December 31, 2021.

The gross carrying amount of the core deposit and wealth management intangibles and the associated accumulated amortization at December 31, 2022 and December 31, 2021, are presented as follows:

	December 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$91,566	$(44,775)	$46,791	$48,834	$(42,469)	$6,365
Wealth management intangible	1,300	(32)	1,268	—	—	—
Total	$92,866	$(44,807)	$48,059	$48,834	$(42,469)	$6,365

The Company is amortizing the core deposit and wealth management intangibles from acquisitions on a straight line basis over 10 years from the date of the respective acquisitions, which represents the expected useful life of the assets. The Company recognized core deposit intangible amortization expense of $2.3 million, $1.2 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020.

The following table shows the estimated future amortization expense during the next five years for the core deposit intangible as of December 31, 2022:

Years ending December 31,	Amount
2023	$5,321
2024	5,321
2025	5,321
2026	5,321
2027	5,321

The following table shows the estimated future amortization expense during the next five years for the wealth management intangible as of December 31, 2022:

Years ending December 31,	Amount
2023	$130
2024	130
2025	130
2026	130
2027	130

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $1.0 billion at December 31, 2022 and $0.7 billion at December 31, 2021.

Below are the changes in the MSRs for the years presented:

	For the years ended December 31,
	2022	2021
Beginning balance	$5,957	$10,380
Originations	4,187	7,881
Sales	—	(10,499)
(Impairment) recovery	(60)	740
Amortization	(922)	(2,545)
Ending balance	9,162	5,957
Fair value of mortgage servicing rights	$13,622	$7,729

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

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. The discount rate was 10.0%, and the constant prepayment speed ranged from 7.6% to 8.2% for the December 31, 2022 valuation. Discount rates ranged from 9.5% to 10.0%, and the constant prepayment speed ranged from 9.3% to 14.5% for the December 31, 2021 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $2.8 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively.

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

The following table shows the estimated future amortization expense during the next five years for the MSRs as of December 31, 2022:

Years ending December 31,	Amount
2023	$1,097
2024	967
2025	852
2026	750
2027	661

SBA servicing assets

In connection with the RCB acquisition, the Company added an SBA servicing right asset of $3.1 million. The servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Company serviced $125.7 million of SBA loans, as of December 31, 2022. Since the acquisition date, the Company recognized SBA servicing asset fee income of $0.2 million.

Below are the changes in the SBA servicing assets for the years presented:

For the years ended December 31,
2022
Beginning balance	$—
Acquired through acquisition	3,126
Originations	9
Disposals	(139)
Amortization	(99)
Fair market value adjustment	(231)
Ending balance	2,666
Fair value of small business administration servicing rights	$2,666

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. The key assumptions used to determine the fair value of the Company’s SBA loan servicing rights included a weighted average lifetime constant prepayment rate equal to 12.36%, and a weighted average discount rate equal to 15.24%.

Note 13 Deposits

Total deposits were $7.9 billion and $6.2 billion at December 31, 2022 and 2021, respectively. Time deposits were $0.9 billion and $0.8 billion at December 31, 2022 and 2021, respectively. The following table summarizes the Company’s time deposits by remaining contractual maturity:

Years ending December 31,	Amount
2023	$469,817
2024	273,278
2025	101,593
2026	23,059
2027	4,764
Thereafter	889
Total time deposits	$873,400

The Company incurred interest expense on deposits as follows during the years indicated:

	For the years ended December 31,
	2022	2021	2020
Interest bearing demand deposits	$2,163	$1,088	$1,921
Money market accounts	5,808	3,995	5,342
Savings accounts	1,376	1,157	1,342
Time deposits	5,249	7,362	15,024
Total	$14,596	$13,602	$23,629

The Federal Reserve System requires cash balances to be maintained at the FRB based on certain deposit levels. There was no minimum reserve requirement for the Banks at December 31, 2022.

Note 14 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The following table sets forth selected information regarding repurchase agreements during 2022, 2021 and 2020:

	As of and for the years ended December 31,
	2022	2021	2020
Maximum amount of outstanding agreements at any month end during the period	$25,342	$23,574	$54,489
Average amount outstanding during the period	21,298	20,338	30,355
Weighted average interest rate for the period	0.20%	0.11%	0.45%

The Company enters into repurchase agreements to facilitate the needs of its clients. As of December 31, 2022, 2021 and 2020, the Company sold securities under agreements to repurchase totaling $20.2 million, $22.8 million and $22.9 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $32.0 million, $28.8 million and $27.7 million, as of December 31, 2022, 2021 and 2020, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of December 31, 2022, 2021 and 2020, the Company had $11.8 million, $6.1 million and $2.1 million, respectively, of excess collateral pledged for repurchase agreements.

The vast majority of the Company’s repurchase agreements are overnight transactions with clients that mature the day after the transaction. At December 31, 2022, 2021 and 2020, none of the Company’s repurchase agreements were for periods longer than one day. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the consolidated financial statements.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at December 31, 2022, net of long-term debt issuance costs totaling $0.5 million, totaled $39.5 million. Interest expense totaling $1.3 million was recorded within other liabilities in the consolidated statements of operations during the year ended December 31, 2022.

The note is subordinated, unsecured and matures on November 15, 2031. Payments consist of interest only. Interest expense on the note is payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company deployed the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at December 31, 2022, net of the fair value adjustment from the acquisition totaling $0.6 million, totaled $14.4 million. Interest expense related to the notes totaling $0.2 million was recorded in the consolidated statements of operations during the year ended December 31, 2022.

The three notes, containing similar terms, are subordinated, unsecured and mature on June 15, 2031. Payments consist of interest only. Interest expense on the notes is payable semi-annually in arrears and will bear interest at 3.75% per annum until June 15, 2026 (or any earlier redemption date). From June 15, 2026 until June 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 306 basis points. Prior to June 15, 2026, the Company may redeem the notes only under certain limited circumstances. Beginning on June 15, 2026 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the notes being redeemed, together with any accrued and unpaid interest on the notes being redeemed up to but excluding the date of redemption. The notes are not subject to redemption at the option of the holder.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $1.1 billion at December 31, 2022. The Banks may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At December 31, 2022, the Banks had $385.0 million of outstanding borrowings with the FHLB. At December 31, 2021 and 2020, the Banks had no outstanding borrowings from the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at December 31, 2022, 2021 or 2020. Loans pledged were $2.0 billion, $1.3 billion and $1.2 billion at December 31, 2022, 2021 and 2020, respectively. The Company incurred $1.7 million of interest expense related to FHLB advances and other short-term borrowings for the year ended December 31, 2022.

Note 15 Regulatory Capital

As a bank holding company that has elected to be treated as a financial holding company, the Company, NBH Bank and the Bank of Jackson Hole Trust are subject to regulatory capital adequacy requirements implemented by the Federal Reserve, including maintaining capital positions at the “well-capitalized” level. The federal banking agencies have risk-based capital adequacy regulations intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations. Under these regulations, assets are assigned to one of several risk categories, and nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by a risk-adjustment percentage for the category.

Under the Basel III requirements, at December 31, 2022 and 2021, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	December 31, 2022
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.3%	$857,403	N/A	N/A	4.0%	$369,335
NBH Bank	8.6%	788,462	5.0%	$458,593	4.0%	366,874
Bank of Jackson Hole Trust	31.0%	11,238	5.0%	1,373	4.0%	1,099
Common equity tier 1 risk based capital:
Consolidated	10.5%	$857,403	N/A	N/A	7.0%	$574,339
NBH Bank	9.7%	788,462	6.5%	$528,334	7.0%	568,975
Bank of Jackson Hole Trust	71.6%	11,238	6.5%	1,020	7.0%	1,098
Tier 1 risk based capital ratio:
Consolidated	10.5%	$857,403	N/A	N/A	8.5%	$697,412
NBH Bank	9.7%	788,462	8.0%	$650,257	8.5%	690,898
Bank of Jackson Hole Trust	71.6%	11,238	8.0%	1,255	8.5%	1,333
Total risk based capital ratio:
Consolidated	12.2%	$1,000,398	N/A	N/A	10.5%	$861,509
NBH Bank	10.8%	876,458	10.0%	$812,821	10.5%	853,462
Bank of Jackson Hole Trust	71.6%	11,238	10.0%	1,569	10.5%	1,647

	December 31, 2021
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.4%	$731,087	N/A	N/A	4.0%	$281,463
NBH Bank	9.1%	637,115	5.0%	$350,584	4.0%	280,467
Common equity tier 1 risk based capital:
Consolidated	14.3%	$731,087	N/A	N/A	7.0%	$358,813
NBH Bank	12.5%	637,115	6.5%	$331,427	7.0%	356,921
Tier 1 risk based capital ratio:
Consolidated	14.3%	$731,087	N/A	N/A	8.5%	$435,701
NBH Bank	12.5%	637,115	8.0%	$407,910	8.5%	433,404
Total risk based capital ratio:
Consolidated	15.9%	$816,117	N/A	N/A	10.5%	$538,219
NBH Bank	13.4%	682,145	10.0%	$509,888	10.5%	535,382

(1)	Includes the capital conservation buffer of 2.5%.

Note 16 Revenue from Contracts with Clients

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

Trust and wealth management fees

The trust and wealth management team operates as a fiduciary, offering separately managed investment account solutions and trustee services to clients. Services may include custody of securities, trust investments and wealth management services, directed trusts or fixed income portfolio management and irrevocable life insurance trusts. The Company charges an asset-based fee earned for personal and corporate accounts. Additional fees may include minimum annual fees, fees for additional tax reporting and preparation for irrevocable trust returns or annual flat fees for certain trusts. The performance obligations related to this revenue include items such as performing investment advisory services, custody and record-keeping services, and fund administrative and accounting services. The performance obligations are satisfied upon completion of service and fees are generally a fixed flat rate or based on a percentage of the account’s market value per the contract with the client. These fees are recorded within other non-interest income in the consolidated statements of operations.

Gain on OREO sales, net

Gain on OREO sales, net is recognized when the Company meets its performance obligation to transfer title to the buyer. The gain or loss is measured as the excess of the proceeds received compared to the OREO carrying value. Sales proceeds are received in cash at the time of transfer.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the years ended December 31, 2022, 2021 and 2020.

	For the years ended December 31,
	2022	2021	2020
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$18,772	$18,066	$16,913
Bank card fees	18,299	17,693	15,446
Trust and wealth management services	583	—	—
Non-interest income (in-scope of Topic 606)	37,654	35,759	32,359
Non-interest income (out-of-scope of Topic 606)	29,658	74,605	107,899
Total non-interest income	$67,312	$110,364	$140,258
Non-interest expense
In-scope of Topic 606:
Gain on OREO sales, net	$648	$475	38
Total revenue in-scope of Topic 606	$38,302	$36,234	$32,397

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

As of December 31, 2022, the aggregate number of Class A common stock available for issuance under the 2014 Plan is 3,608,461 shares. Any shares that are subject to stock options or stock appreciation rights under the 2014 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2014 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as 3.25 shares for every one share granted. The 2014 Plan provides for recycling of shares from both the Prior Plan and the 2014 Plan, the terms of which are further described in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders. Upon an option exercise, it is the Company’s policy to issue shares from treasury stock.

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

Below are the weighted average assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s stock options granted in 2022, 2021 and 2020:

	2022	2021	2020
Weighted average fair value	$11.14	$9.65	$3.37
Weighted average risk-free interest rate (1)	2.69%	1.14%	0.44%
Expected volatility (2)	31.16%	30.54%	25.08%
Expected term (years) (3)	6.04	6.04	6.04
Dividend yield (4)	2.24%	2.09%	3.44%
(1)	The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term.
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

The Company issued stock options in accordance with the 2014 Plan during 2022. The following table summarizes stock option activity for 2022:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2021	695,960	$28.19	6.57	$10,964
Granted	82,226	41.37
Exercised	(48,666)	26.09
Forfeited	(12,432)	31.38
Outstanding at December 31, 2022	717,088	29.79	5.98	8,850
Options exercisable at December 31, 2022	520,217	27.76	5.08	7,447
Options vested and expected to vest	702,485	29.58	5.92	8,805

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.7 million, $0.9 million and $1.0 million for 2022, 2021 and 2020, respectively. At December 31, 2022, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes the Company’s outstanding stock options:

			Options outstanding			Options exercisable
				Weighted average
			Number	remaining contractual	Weighted average	Number	Weighted average
Range of exercise price			outstanding	life (years)	exercise price	exercisable	exercise price
$18.00	-	22.99	144,571	2.39	$19.23	144,571	$19.23
23.00	-	27.99	170,521	7.24	23.13	107,363	23.14
28.00	-	32.99	85,776	5.21	32.60	84,798	32.64
33.00	-	37.99	160,537	5.56	34.13	159,040	34.11
38.00	and above		155,683	8.80	40.85	24,445	40.24

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1 - 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

During the years ended December 2022, 2021 and 2020, the Company granted 51,931, 52,526, and 68,498 performance stock units in accordance with the 2014 Plan, respectively. The Company grants performance stock units which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. For awards granted in years other than 2020 and 2021, 60% of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and 40% of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date.

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

The weighted-average grant date fair value per unit for the awards granted during the year ended December 31, 2022 of the EPS target portion and the TSR target portion was $40.83 and $35.25, respectively. The initial weighted-average performance price for the TSR target portion granted during 2022 was $43.51. During 2022 and 2021, the Company awarded an additional 17,741 and 30,024 units due to final performance results related to performance stock units granted in 2019 and 2018, respectively.

The following table summarizes restricted stock and performance stock unit activity during 2022 and 2021:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2020	166,630	$27.42	184,837	$29.21
Granted	89,351	39.99	52,526	37.01
Adjustment due to performance	—	—	30,024	30.38
Vested	(90,645)	29.78	(90,016)	30.38
Forfeited	(20,869)	29.54	(16,977)	28.96
Unvested at December 31, 2021	144,467	$33.40	160,394	$31.36
Granted	118,190	40.76	51,931	38.40
Adjustment due to performance	—	—	17,741	32.44
Vested	(84,898)	33.62	(67,875)	31.27
Forfeited	(12,622)	37.00	(6,334)	32.70
Unvested at December 31, 2022	165,137	$38.28	155,857	$33.81

As of December 31, 2022, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $3.3 million and $2.6 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.1 years and 1.7 years, respectively. Expense related to non-vested restricted stock awards totaled $3.4 million, $2.7 million and $2.5 million during 2022, 2021 and 2020, respectively. Expense related to non-vested performance stock units totaled $1.9 million, $2.0 million and $1.8 million during 2022, 2021 and 2020, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 262,482 was available for issuance at December 31, 2022.

Under the ESPP, employees purchased 19,414 shares and 20,980 shares during 2022 and 2021, respectively.

Note 18 Common Stock

The Company had 37,608,519 and 29,958,764 shares of Class A common stock outstanding at December 31, 2022 and 2021, respectively. Additionally, the Company had 165,137 and 144,467 shares outstanding at December 31, 2022 and 2021, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On February 24, 2021, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the current program as of December 31, 2022 was $38.6 million.

Note 19 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 17.

The Company had 37,608,519 and 29,958,764 shares of Class A common stock outstanding as of December 31, 2022 and 2021, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for 2022, 2021 and 2020.

The following table illustrates the computation of basic and diluted earnings per share for 2022, 2021 and 2020:

	For the years ended December 31,
	2022	2021	2020
Net income	$71,274	$93,606	$88,591
Less: income allocated to participating securities	(152)	(133)	(130)
Income allocated to common shareholders	$71,122	$93,473	$88,461
Weighted average shares outstanding for basic earnings per common share	32,360,005	30,727,566	30,857,086
Dilutive effect of equity awards	320,927	340,593	218,771
Weighted average shares outstanding for diluted earnings per common share	32,680,932	31,068,159	31,075,857
Basic earnings per share	$2.20	$3.04	$2.87
Diluted earnings per share	2.18	3.01	2.85

The Company had 717,088, 695,960 and 768,129 outstanding stock options to purchase common stock at weighted average exercise prices of $29.79, $28.19 and $26.35 per share at December 31, 2022, 2021 and 2020, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 320,994, 304,861 and 351,467 unvested restricted shares and performance stock units issued as of December 31, 2022, 2021 and 2020, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 20 Income Taxes

Income tax expense attributable to income before taxes was $14.9 million, $21.4 million and $20.8 million for 2022, 2021 and 2020, respectively. Included in income tax expense was $0.3 million of tax benefit, $0.6 million of tax benefit and $51 thousand of tax expense from stock compensation activity during 2022, 2021 and 2020, respectively.

(a) Income taxes

Total income taxes for 2022, 2021 and 2020 were allocated as follows:

	For the years ended December 31,
	2022	2021	2020
Current expense:
U.S. federal	$7,193	$13,746	$16,460
State and local	1,831	2,643	3,255
Total current income tax expense	9,024	16,389	19,715
Deferred expense:
U.S. federal	5,100	4,327	560
State and local	786	649	531
Total deferred income tax expense	5,886	4,976	1,091
Income tax expense	$14,910	$21,365	$20,806

(b) Tax Rate Reconciliation

The reconciliation between the income tax expenses and the amounts computed by applying the U.S. federal income tax rate to pretax income is as follows:

	For the years ended December 31,
	2022	2021	2020
Income tax at federal statutory rates (21%)	$18,098	$24,144	$22,974
State income taxes, net of federal benefits	2,067	2,601	2,991
Tax-exempt loan interest income	(5,208)	(4,862)	(4,628)
Bank-owned life insurance income	(374)	(603)	(575)
Stock-based compensation	(402)	(733)	43
Non-deductible compensation	514	852	388
Non-deductible acquisition costs	427	—	—
Other	(212)	(34)	(387)
Income tax expense	$14,910	$21,365	$20,806

(c) Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net unrealized losses on investment securities	$26,938	$2,169
Allowance for credit losses	20,967	11,806
Lease liability	8,549	4,811
Accrued compensation	4,535	4,355
Accrued stock-based compensation	1,742	1,384
Accrued expenses	942	316
Capitalized start-up costs	891	1,223
Other reserves	814	600
Nonaccrual interest income	812	556
Capitalized research and development costs	783	—
Excess tax basis of acquired loans over carrying value	625	679
Net operating loss	507	573
Other real estate owned	369	645
Net deferred loan fees	—	1,021
Other	1,087	635
Total deferred tax assets	69,561	30,773
Deferred tax liabilities:
Intangible assets	(9,943)	(4,822)
Right of use assets	(8,300)	(4,674)
Premises and equipment	(4,722)	(1,858)
Mortgage servicing rights	(2,769)	(1,415)
Excess book basis in partnerships	(989)	(47)
Net deferred loan costs	(383)	—
Other	(738)	(267)
Total deferred tax liabilities	(27,844)	(13,083)
Net deferred tax asset	$41,717	$17,690

At December 31, 2022, the Company had federal and state net operating loss carryovers (“NOLs”) of $1.9 million and $2.9 million, respectively, which are available to offset future taxable income. The federal NOLs expire in varying amounts through 2034, and the state NOLs expire in varying amounts between 2026 and 2034. While these NOLs are subject to certain restrictions on the amount that can be utilized per year, the Company does not expect any tax attribute carryovers to expire before they are utilized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. For the years ended December 31, 2022 and 2021, management believes a valuation allowance on the deferred tax asset is not necessary based on the current and future projected earnings of the Company. The Company has no ASC 740-10 unrecognized tax benefits recorded as of December 31, 2022 and 2021 and does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. The Company and its subsidiary banks are subject to income tax by federal, state and local government taxing authorities. The Company is not currently subject to any open income tax examinations; however, the Company’s tax returns for the years ended December 31, 2019 through 2022 remain subject to examination by U.S. federal income tax authorities. The years open to examination by state and local government authorities vary by jurisdiction.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of December 31, 2022 and 2021. Information about the valuation methods used to measure fair value is provided in note 23.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	location	2022	2021	Location	2022	2021
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$34,164	$477	Other liabilities	$1,929	$12,221
Total derivatives designated as hedging instruments		$34,164	$477		$1,929	$12,221

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$10,657	$8,321	Other liabilities	$10,660	$8,329
Interest rate lock commitments	Other assets	197	1,792	Other liabilities	174	197
Forward contracts	Other assets	210	91	Other liabilities	104	266
Total derivatives not designated as hedging instruments		$11,064	$10,204		$10,938	$8,792

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of December 31, 2022, the Company had cash flow hedges with a notional amount of $150.0 million. The Company expects to reclassify $1.3 million from accumulated other comprehensive income (“AOCI”) as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2022, the Company had interest rate swaps with a notional amount of $340.1 million that were designated as fair value hedges. These interest rate swaps were associated with $482.7 million of the Company’s fixed-rate loans included in loans receivable in the statements of financial condition as of December 31, 2022, before a gain of $29.7 million from the fair value hedge adjustment in the carrying amount.

As of December 31, 2021, the Company had interest rate swaps with a notional amount of $343.1 million that were designated as fair value hedges. These interest rate swaps were associated with $345.2 million of the Company’s fixed-rate loans as of December 31, 2021, excluding a gain of $16.1 million from the fair value hedge adjustment in the carrying amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2022, the Company had matched interest rate swap transactions with an aggregate notional amount of $383.0 million related to this program. As of December 31, 2021, the Company had matched interest rate swap transactions with an aggregate notional amount of $394.4 million.

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

The Company had interest rate lock commitments with a notional value of $35.5 million and forward contracts with a notional value of $45.0 million at December 31, 2022. At December 31, 2021, the Company had interest rate lock commitments with a notional value of $110.0 million and forward contracts with a notional value of $198.3 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for 2022 and 2021:

	Location of gain (loss)	Amount of gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the years ended December 31,
hedging relationships	derivatives	2022	2021
Interest rate products	Interest and fees on loans	$44,266	$20,040

	Location of gain (loss)	Amount of loss recognized in income on hedged items
	recognized in income on	For the years ended December 31,
Hedged items	hedged items	2022	2021
Interest rate products	Interest and fees on loans	$(46,708)	$(19,602)

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the years ended December 31,
as hedging instruments	derivatives	2022	2021
Interest rate products	Other non-interest expense	$6	$23
Interest rate lock commitments	Mortgage banking income	(2,405)	(6,852)
Forward contracts	Mortgage banking income	281	2,447
Total		$(2,118)	$(4,382)

The table below presents the effect of fair value cash flow hedge accounting on AOCI as of the dates presented. The Company did not utilize cash flow hedges until the third quarter of 2022.

	For the year ended December 31, 2022
	Loss recognized in OCI on derivative	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of Loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(2,245)	$(2,192)	$(53)	Interest income	$(124)	$(32)	$(92)

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

As of December 31, 2022, the termination value of derivatives in a net liability position related to these agreements was $42.9 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of December 31, 2022, the Company had met these thresholds. If the Company had breached any of these provisions at December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Commitments to fund loans	$1,124,942	$462,151
Credit card lines of credit	7,167	—
Unfunded commitments under lines of credit	862,369	530,397
Commercial and standby letters of credit	13,859	7,321
Total unfunded commitments	$2,008,337	$999,869

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

Credit card lines of credit—The Company extends lines of credit to clients through the use of credit cards issued by NBH Bank. These lines of credit represent the maximum amounts allowed to be funded, many of which will not exhaust the established limits, and as such, these amounts are not necessarily representations of future cash requirements or credit exposure.

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the year ended December 31, 2022 and 2021 totaling $0.2 million and $0.5 million, respectively, were primarily driven by early payoffs. The Company recorded a repurchase reserve of $1.7 million and $2.1 million at December 31, 2022 and 2021, respectively, which is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the years ended December 31,
	2022	2021
Beginning balance	$2,102	$2,741
Reserve related to acquisitions	181	—
Provision released from operating expense, net	(331)	(108)
Charge-offs	(227)	(531)
Ending balance	$1,725	$2,102

In the ordinary course of business, the Company and NBH Bank may be subject to litigation. Based upon the available information and advice from the Company’s legal counsel, management does not believe that any potential, threatened or pending litigation to which it is a party will have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During 2022 and 2021, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 80.3% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021, in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$71,388	$—	$—	$71,388
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	226,131	—	226,131
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	405,926	—	405,926
Municipal securities	—	153	—	153
Corporate debt	—	1,920	—	1,920
Loans held for sale	—	22,767	—	22,767
Interest rate swap derivatives	—	44,821	—	44,821
Mortgage banking derivatives	—	—	407	407
Total assets at fair value	$71,388	$701,718	$407	$773,513
Liabilities:
Interest rate swap derivatives	$—	$12,589	$—	$12,589
Mortgage banking derivatives	—	—	278	278
Total liabilities at fair value	$—	$12,589	$278	$12,867

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	$—	$227,696	$—	$227,696
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	461,334	—	461,334
Municipal securities	—	237	—	237
Corporate debt	—	2,111	—	2,111
Loans held for sale	—	139,142	—	139,142
Interest rate swap derivatives	—	8,798	—	8,798
Mortgage banking derivatives	—	—	1,883	1,883
Total assets at fair value	$—	$839,318	$1,883	$841,201
Liabilities:
Interest rate swap derivatives	$—	$20,550	$—	$20,550
Mortgage banking derivatives	—	—	463	463
Total liabilities at fair value	$—	$20,550	$463	$21,013

The table below details the changes in level 3 financial instruments during 2022:

Mortgage banking
derivatives, net
Balance at December 31, 2021	$1,420
Loss included in earnings, net	(2,124)
Fees and costs included in earnings, net	833
Balance at December 31, 2022	$129

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 2% - 15%, with a weighted average discount rate of 8.0%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At December 31, 2022, the Company recorded a specific reserve of $5.3 million related to 13 loans with a carrying balance of $14.6 million. At December 31, 2021, the Company recorded a specific reserve of $1.6 million related to six loans with a carrying balance of $5.1 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% - 10% with a weighted average discount rate of 6.3%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $0.5 million and $0.8 million of OREO impairments in its consolidated statements of operations during 2022 and 2021, respectively. During the year ended December 31, 2022, impairments included $0.2 million recorded within problem asset workout in the consolidated statements of operations and $0.2 million included within other liabilities in the statements of financial condition to reduce the payable for an SBA redemption agreement. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes a discount rate of 10.0% with a weighted average discount rate of 10.0% at December 31, 2022 and a prepayment speed assumption range from 7.6% to 8.2% with a weighted average rate of 7.7% at December 31, 2022 as inputs. At December 31, 2021, discount rates ranged from 9.5% to 10.0% with a weighted average discount rate of 9.5% and prepayment speed assumption range from 9.3% to 14.5% with a weighted average rate of 9.4%. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. There was $0.1 million of impairment on MSRs during 2022, compared to $0.7 million of recovery during 2021. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing rights—SBA loan servicing assets represent the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 15.2% and a weighted average lifetime constant prepayment rate of 12.4%. SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Company recorded no impairment for the year ended December 31, 2022.

Premises and equipment—Premises and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The Company recognized no impairment related to premises and equipment during the year ended December

31, 2022. During 2021, the Company completed the consolidation of seven banking centers and recognized $1.6 million of impairments in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $6.0 million.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from the assets recorded at fair value on a non-recurring basis at December 31, 2022 and 2021.

	December 31, 2022
	Total	Losses from fair value changes
Individually evaluated loans	$31,384	$2,187
Other real estate owned	3,731	505
Mortgage servicing rights	9,162	60
Total	$44,277	$2,752

	December 31, 2021
	Total	Losses from fair value changes
Individually evaluated loans	$14,083	$1,816
Other real estate owned	7,005	799
Premises and equipment	6,032	1,552
Total	$27,120	$4,167

The Company did not record any liabilities measured at fair value on a non-recurring basis during 2022 and 2021.

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

The fair value of financial instruments at December 31, 2022 and 2021 are set forth below:

	Level in fair value	December 31, 2022		December 31, 2021
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$195,505	$195,505	$845,695	$845,695
U.S. Treasury securities - AFS	Level 1	71,388	71,388	—	—
U.S. Treasury securities - HTM	Level 1	49,045	47,629	—	—
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	226,131	226,131	227,696	227,696
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	405,926	405,926	461,334	461,334
Municipal securities available-for-sale	Level 2	153	153	237	237
Corporate debt	Level 2	1,920	1,920	2,111	2,111
Other available-for-sale securities	Level 3	771	771	469	469
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	339,815	298,816	312,916	309,614
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	262,667	213,479	296,096	289,646
FHLB and FRB stock	Level 2	38,390	38,390	14,533	14,533
Loans receivable	Level 3	7,220,469	6,964,107	4,513,383	4,540,847
Loans held for sale	Level 2	22,767	22,767	139,142	139,142
Accrued interest receivable	Level 2	34,587	34,587	17,848	17,848
Interest rate swap derivatives	Level 2	45,046	45,046	8,798	8,798
Mortgage banking derivatives	Level 3	407	407	1,883	1,883
LIABILITIES
Deposit transaction accounts	Level 2	6,999,226	6,999,226	5,394,257	5,394,257
Time deposits	Level 2	873,400	845,688	833,916	833,163
Securities sold under agreements to repurchase	Level 2	20,214	20,214	22,768	22,768
Long-term debt	Level 2	55,000	52,430	40,000	40,000
Federal Home Loan Bank advances	Level 2	385,000	385,000	—	—
Accrued interest payable	Level 2	3,201	3,201	3,944	3,944
Interest rate swap derivatives	Level 2	12,589	12,589	20,550	20,550
Mortgage banking derivatives	Level 3	278	278	463	463

Note 25 Parent Company Only Financial Statements

Parent company only financial information for National Bank Holdings Corporation is summarized as follows:

Condensed Statements of Financial Condition

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$46,250	$107,154
Non-marketable securities	35,802	24,178
Investment in subsidiaries	1,034,501	746,135
Other assets	33,674	7,366
Total assets	$1,150,227	$884,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt, net	$53,890	$39,478
Other liabilities	4,135	5,249
Total liabilities	58,025	44,727
Shareholders’ equity	1,092,202	840,106
Total liabilities and shareholders’ equity	$1,150,227	$884,833

Condensed Statements of Operations

	For the years ended December 31,
	2022	2021	2020
Income
Equity in undistributed earnings of subsidiaries	$30,260	$37,866	$67,416
Distributions from subsidiaries	52,000	63,000	27,200
(Loss) income from non-marketable securities	(262)	553	—
Total income	81,998	101,419	94,616
Expenses
Interest expense	1,519	197	—
Salaries and benefits	6,138	5,622	5,136
Other expenses	6,433	5,042	2,621
Total expenses	14,090	10,861	7,757
Income before income taxes	67,908	90,558	86,859
Income tax benefit	(3,366)	(3,048)	(1,732)
Net income	$71,274	$93,606	$88,591

Condensed Statements of Cash Flows

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$71,274	$93,606	$88,591
Equity in undistributed earnings of subsidiaries	(30,260)	(37,866)	(67,416)
Stock-based compensation expense	6,059	5,541	5,299
Net excess tax (benefit) expense from stock-based compensation	(294)	(644)	51
Amortization	158	13	—
Other	73	(3,747)	3,074
Net cash provided by operating activities	47,010	56,903	29,599
Cash flows from investing activities:
Outlay for business combinations	(67,128)	—	—
Purchase of non-marketable securities	(11,471)	(23,025)	—
Net cash used in investing activities	(78,599)	(23,025)	—
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	40,000	—
Payments of long-term debt issuance costs	—	(535)	—
Issuance of stock under purchase and equity compensation plans	(1,481)	(2,267)	(749)
Proceeds from exercise of stock options	1,102	2,489	1,832
Payment of dividends	(30,447)	(26,888)	(24,816)
Repurchase of shares	—	(36,400)	(19,476)
Net cash used in financing activities	(30,826)	(23,601)	(43,209)
Net increase (decrease) in cash, cash equivalents and restricted cash	(62,415)	10,277	(13,610)
Cash, cash equivalents and restricted cash at beginning of the year	111,679	101,402	115,012
Cash, cash equivalents and restricted cash at end of the year	$49,264	$111,679	$101,402

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9A.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2022, which report is included in this Item 9A below.

Changes in Internal Control Over Financial Reporting

On September 1, 2022, the Company completed the acquisition of Community Bancorporation, the bank holding company of Rock Canyon Bank, and on October 1, 2022, the Company completed the acquisition of Bancshares of Jackson Hole, the bank holding company of Bank of Jackson Hole. During 2022 subsequent to the acquisition closings, the Company was in the process of incorporating Rock Canyon Bank’s and Bank of Jackson Hole’s internal controls and procedures into its internal controls over financial reporting. Pursuant to the Securities and Exchange Commission’s Staff interpretive guidance the assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisitions. The scope of the Company’s assessment of internal controls over financial reporting at December 31, 2022 does not include these acquisitions. At December 31, 2022, the total assets of Rock Canyon Bank and Bank of Jackson Hole, excluding goodwill and intangibles, represented approximately 22% of consolidated assets, and total revenues of RCB and BOJH represented approximately 8% of consolidated revenues.

Other than mentioned above, there were no changes made in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, during the most recently completed fiscal year.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

National Bank Holdings Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited National Bank Holdings Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Rock Canyon Bank and Bank of Jackson Hole during 2022, and management excluded the entities from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. At December 31, 2022, the total assets of Rock Canyon Bank and Bank of Jackson Hole, excluding goodwill and intangibles, represented approximately 22% of consolidated assets, and total revenues of Rock Canyon Bank and Bank of Jackson Hole represented approximately 8% of consolidated revenues included in the consolidated financial statements of the Company. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Rock Canyon Bank and Bank of Jackson Hole.

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

February 28, 2023

Item 9B.     OTHER INFORMATION.

None.

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

The Company's Supplemental Code of Ethics for CEO and Senior Financial Officers, which applies to the CEO, Chief Financial Officer and Principal Accounting Officer, is available at www.nationalbankholdings.com. Amendments to, and waivers of, the code of ethics are publicly disclosed as required by applicable law, regulation or rule.

Item 11.       EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

2.2

Agreement and Plan of Merger, dated as of March 31, 2022, by and among Bancshares of Jackson Hole Incorporated and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 2.1 to our Form 8-K dated March 31, 2022 and filed on April 5, 2022)

2.3

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

10.15

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (For Management) (incorporated herein by reference to Exhibit 10.13 to our Form 10-K, filed on March 1, 2019)˄

10.16

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Management) (incorporated herein by reference to Exhibit 10.14 to our Form 10-K, filed on March 1, 2019)˄

10.17

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Management) (incorporated herein by reference to Exhibit 10.15 to our Form 10-K, filed on March 1, 2019)˄

10.18

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors) (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q, filed on May 9, 2014)˄

10.19

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (TSR) (For Management) (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q, filed on August 5, 2020)˄

10.20

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (ROTA) (For Management) (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q, filed on August 5, 2020)˄

10.21

Form of Subordinated Note Purchase Agreement, dated November 5, 2021 by and among National Bank Holding Corporation and the Purchaser named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated and filed on November 5, 2021)

10.22

Form of Voting and Support Agreement, dated as of March 31, 2022, by and among Bancshares of Jackson Hole Incorporated, National Bank Holdings Corporation and certain shareholders of Bancshares of Jackson Hole Incorporated (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 31, 2022 and filed on April 5, 2022)

10.23

Form of Voting and Support Agreement, dated as of April 18, 2022, by and among National Bank Holdings Corporation and certain shareholders of Community Bancorporation (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 18, 2022 and filed on April 20, 2022)

10.24	Form of Aircraft Time-Sharing Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q, filed on August 2, 2022)

21.1	Subsidiaries of National Bank Holdings Corporation

23.1	Consent of KPMG LLP

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

˄	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 28, 2023, on its behalf by the undersigned, thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ G. Timothy Laney
G. Timothy Laney
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2023, by the following persons on behalf of the registrant and in the capacities indicated.

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